Form 10-K
period 2003-12-31
PIPER JAFFRAY COMPANIES
filed 2004-03-08
CIK 1230245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

Commission File No. 001-31720

PIPER JAFFRAY COMPANIES

(Exact Name of Registrant as specified in its Charter)

DELAWARE (State or Other Jurisdiction of	30-0168701 (IRS Employer Identification No.)
Incorporation or Organization)

800 Nicollet Mall, Suite 800
Minneapolis, Minnesota	55402
(Address of Principal Executive Offices)	(Zip Code)

(612) 303-6000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered

Common Stock, par value $0.01 per share	The New York Stock Exchange
Preferred Share Purchase Rights	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes☑     No☐      (The registrant has not been subject to such filing requirements for the past 90 days)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).      Yes☐     No☑

     The aggregate market value of the 19,328,772 shares of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates based upon the last sale price, as reported on the New York Stock Exchange, of the Common Stock on February 6, 2004 was approximately $903,620,091.

     As of February 6, 2004, the Registrant had 19,334,261 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Parts I, II, and IV of this Annual Report on Form 10–K incorporate by reference information from the Registrant’s 2003 Annual Report to Shareholders that is included in Exhibit 13.1 to this Annual Report on Form 10-K.

     Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be held on April 28, 2004.

TABLE OF CONTENTS

PART I
ITEM 1. BUSINESS.
ITEM 2. PROPERTIES.
ITEM 3. LEGAL PROCEEDINGS.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.
ITEM 6. SELECTED FINANCIAL DATA.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
ITEM 9A. CONTROLS AND PROCEDURES.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
ITEM 11. EXECUTIVE COMPENSATION.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
Index to Financial Statements
Statement of Financial Condition
Statement of Changes in Shareholders’ Equity
Notes to Financial Statements
Separation and Distribution Agreement
Amended and Restated Certificate of Incorporation
Amended and Restated Bylaws
Rights Agreement
Employee Benefits Agreement
Tax Sharing Agreement
Insurance Matters Agreement
Business Alliance Agreement
2003 Long-Term Incentive Plan
Subordinated Loan Agreement
Form of Cash Award Agreement
Selected Portions of the 2003 Annual Report
Significant Subsidiaries
Consent of Ernst & Young LLP
Consent of PricewaterhouseCoopers LLP
Power of Attorney
Rule 13a-14(a)/15d-14(a) Certification of CEO
Rule 13a-14(a)/15d-14(a) Certification of CFO
Section 1350 Certifications
Risk Factors

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, the future prospects of Piper Jaffray Companies. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following: (1) we may experience increased costs resulting from decreased purchasing power and size compared to that previously provided by our association with U.S. Bancorp, (2) we compete with U.S. Bancorp with respect to clients we both serviced prior to our spin-off from U.S. Bancorp and may not be able to retain these clients, (3) the continued ownership of U.S. Bancorp common stock and options by our executive officers and some of our directors will create, or will appear to create, conflicts of interest, (4) we have agreed to certain restrictions to preserve the tax treatment of the spin-off, which reduce our strategic and operating flexibility, (5) we have agreed to indemnify U.S. Bancorp for taxes and related losses resulting from any actions we take that cause the spin-off to fail to qualify as a tax-free transaction, (6) the separation and distribution agreement entered into between U.S. Bancorp and us contains cross-indemnification obligations of U.S. Bancorp and us that either party may be unable to satisfy, (7) developments in market and economic conditions have in the past adversely affected, and may in the future adversely affect, our business and profitability, (8) we may not be able to compete successfully with other companies in the financial services industry, (9) our underwriting and market-making activities may place our capital at risk, (10) an inability to readily divest or transfer trading positions may result in financial losses to our business, (11) use of derivative instruments as part of our risk management techniques may place our capital at risk, while our risk management techniques themselves may not fully mitigate our market risk exposure, (12) an inability to access capital readily or on terms favorable to us could impair our ability to fund operations and could jeopardize our financial condition, (13) our technology systems are critical components of our operations and the failure of those systems may disrupt our business, cause financial loss and constrain our growth, (14) our business is subject to extensive regulation that limits our business activities, and a significant regulatory action against our company may have a material adverse financial effect or cause significant reputational harm, (15) regulatory capital requirements may adversely affect our ability to expand or maintain present levels of our business or impair our ability to meet our financial obligations, (16) our exposure to legal liability is significant, and could lead to substantial damages and restrictions on our business going forward, (17) we may suffer losses if our reputation is harmed,(18) provisions in our certificate of incorporation and bylaws and of Delaware law may prevent or delay an acquisition of our company, which could decrease the market value of common stock, and (19) other factors identified in the document entitled “Risk Factors” filed as Exhibit 99.1 to this Annual Report on Form 10-K and in our subsequent reports filed with the SEC. These reports are available at our Web site at www.piperjaffray.com and at the SEC’s Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

ITEM 1. BUSINESS.

Overview

     Originally founded in 1895 and headquartered in Minneapolis, Minnesota, Piper Jaffray Companies is a focused securities firm dedicated to delivering superior financial advice, investment products and transaction execution within targeted sectors of the financial services marketplace. Our employees seek to build long-term relationships with our clients and to use their expertise to provide value to our clients. We compete nationally in serving corporations, government and non-profit entities, and institutional investors. We compete predominantly across the western half of the United States in serving the financial advisory needs of private individuals. Our goals are to be a primary financial advisor to our investment banking and individual investor clients and to be a leading provider of advice, research and trading execution capabilities to institutional investors. We market our products and services under a single name—Piper Jaffray—which gives us a consistent brand across our businesses.

     Prior to 1998, Piper Jaffray was an independent public company. In 1998, the Piper Jaffray business was acquired by U.S. Bancorp and operated through various subsidiaries and divisions of U.S. Bancorp through 2003. On December 31, 2003, following U.S. Bancorp’s transfer of substantially all of the assets and liabilities of its capital markets business to us, Piper Jaffray again became an independent public company as a result of the tax-free distribution by U.S. Bancorp of our common stock to all of U.S. Bancorp’s shareholders. We were incorporated in Delaware on April 28, 2003, in anticipation of this distribution. In the distribution, each U.S. Bancorp shareholder received one share of our common stock for every 100 shares of U.S. Bancorp common stock held as of the December 22, 2003 record date. A total of 19,334,261 shares were distributed. For a more detailed description of our separation from U.S. Bancorp, refer to our Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission (SEC) on December 19, 2003.

     We operate through three reportable segments: Capital Markets, Private Client Services, and Corporate Support and Other. For the year ended December 31, 2003, the three segments contributed approximately 54.7 percent, or $430.4 million, 44.8 percent, or $352.1 million, and 0.5 percent, or $4.2 million, of our total net revenues, respectively. See Note 20 to our consolidated financial statements included in our 2003 Annual Report to Shareholders, which is incorporated herein by reference and is included in Exhibit 13.1 to this Form 10-K, for financial information regarding each of our reportable segments. Separate from both Capital Markets and Private Client Services, we have established an Investment Research group that provides products and services to the clients of those business segments but reports directly to our chief executive officer. Along with certain other enterprise-wide functions such as operations, technology and compliance, the costs of our Investment Research group are allocated for financial reporting purposes to our Capital Markets and Private Client Services segments. All remaining enterprise-wide support functions and our venture capital results are included in our Corporate Support and Other reporting segment.

     Our principal executive offices are located at 800 Nicollet Mall, Suite 800, Minneapolis, Minnesota 55402 and our general telephone number is (612) 303-6000. We maintain an Internet Web site at http://www.piperjaffray.com. Our Web site and the information contained on that site or connected to that site are not incorporated into this report. We make available free of charge on or through our Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and all other reports we file with the SEC, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. “Piper Jaffray,” “registrant,” “we,” “us” and “our” refer to Piper Jaffray Companies and our subsidiaries. The Piper Jaffray logo and the other trademarks, tradenames and service marks of Piper Jaffray mentioned in this report, including Piper Jaffray®, are the property of Piper Jaffray.

Capital Markets

     Our Capital Markets business principally consists of equity and fixed income institutional sales and trading and investment banking activities in the United States that are conducted through our national network of offices. We offer public and private corporations, public entities, non-profit clients and institutional investors both equity and fixed income financial advisory, capital-raising and trade execution services. We raise capital through equity and debt offerings for our corporate clients in four focus industries, namely the consumer, financial institutions, health care and technology industries, primarily for middle-market clients. In addition, we provide financial advisory services relating to mergers and acquisitions to clients in these focus industries, as well as companies in other industries. For our government and non-profit clients, we underwrite debt issuances and provide financial advisory and interest rate risk management services. Integral to our capital markets efforts, we have equity sales and trading relationships with United States and European institutional investors who invest in our focus industries. Our fixed income sales and trading professionals have expertise in corporate, mortgage, agency and municipal securities and cover a range of institutional investors.

Private Client Services

     Through our branch distribution network in the midwest, mountain and west coast states, our Private Client Services business principally provides individual investors with financial advice and investment products and services, including equity and fixed income securities, mutual funds and annuities. Our financial advisors strive to apply the approach of listening to our clients, understanding their needs and delivering specific advice designed to help them achieve their long-term financial goals. Our financial advisors use a suite of financial planning, portfolio performance reporting and fixed income portfolio management software tools to help clients with wealth management, retirement planning, education funding, tax-advantaged investing and estate planning strategies.

Corporate Support and Other

     Our Corporate Support and Other segment principally represents business activities managed on an enterprise-wide basis, including administrative support functions such as finance, legal and human resources. This segment also includes our venture capital business and our company’s investments in limited partnerships that invest in venture capital funds.

     Through our venture capital business, we manage six venture capital funds: four that invest in the medical technologies, biotechnology and health care services segments of the health care industry and two that invest in alternative asset categories for institutional and high net worth investors. We have invested in two of these funds.

Financial Information About Geographic Areas

     We are principally engaged in providing securities brokerage, investment banking and related financial services to individuals, corporations, public sector and non-profit entities in the United States. To a lesser extent, we provide sales trading and investment banking services to selected companies in foreign jurisdictions, primarily in Europe through Piper Jaffray Ltd., our brokerage and investment banking subsidiary domiciled in London, England. Net revenues and long-lived assets, primarily representing premises and equipment, that are attributable to domestic and foreign operations are summarized in Note 20 to our consolidated financial statements which are included in our 2003 Annual Report to Shareholders and incorporated herein by reference and also included in Exhibit 13.1 to this Form 10-K.

Competition

     Our Capital Markets business is subject to intense competition. The industry is dominated by multiple large Wall Street and foreign firms. On a local level, we also compete with regional broker dealers and in some cases with small boutique firms. In addition, we compete with alternative trading systems via the Internet and other mediums through which securities transactions are effected.

Competition is principally based on price, quality of service, reputation and financial resources. Many of our large competitors have greater financial resources and may be more willing to engage in lending activities to businesses in connection with the provision of financial advisory services than our company. We believe that scale is not as significant a factor in serving middle market issuer clients and that there are fewer competitors focused primarily on this segment.

     Our Private Client Services business is also subject to intense competition. Our primary competition is provided by national full-service firms and regional broker dealers in local geographic markets. We also compete for individual clients with discount brokerage services and online financial services firms, which typically provide lower levels of service. In addition, we compete against independent investment advisors and, increasingly, newer market entrants such as insurance companies, commercial banks, savings and loan associations and other firms offering financial services. Competition is principally based on personal relationships with the financial advisor, quality of service, reputation and price.

     In addition, there is significant competition within the securities industry for obtaining and retaining the services of qualified employees. Because the performance of our employees is critical to the performance of our business, our ability to compete effectively is dependent upon attracting and retaining qualified and motivated individuals. Our ability to attract and retain such persons depends, among other things, on geographical location, work environment, culture and compensation.

Employees

     As of February 6, 2004, we had approximately 2,992 employees, of whom approximately 1,004 were registered with the National Association of Securities Dealers (NASD) as investment executives involved in our retail and institutional sales activities.

Regulation

     As a participant in the financial services industry, we are subject to complex and extensive regulation of most aspects of our business by U.S. federal and state regulatory agencies, self-regulatory organizations, securities exchanges and by foreign governmental agencies, regulatory bodies and securities exchanges. The regulatory framework of the financial services industry is designed primarily to safeguard the integrity of the capital markets and protect customers, not creditors or shareholders. The laws, rules and regulations comprising this regulatory framework are constantly changing, as are the interpretation and enforcement of existing laws, rules and regulations. The effects of any such changes cannot be predicted and may direct the manner of operation and profitability of our company.

     Our broker dealer subsidiary, Piper Jaffray & Co., is subject to regulations governing many aspects of its securities business, including the effecting of securities transactions, net capital requirements, record-keeping and reporting procedures, relationships with customers, such as the handling of cash and margin accounts, experience and training requirements for certain employees and business procedures with firms that are not members of these regulatory bodies.

     Our broker dealer subsidiary is registered as a securities broker dealer and as an investment advisor with the SEC and also is registered as a futures commission merchant under the Commodity Exchange Act with the Commodity Futures Trading Commission. The securities exchanges, the NASD and the National Futures Association are voluntary, self-regulatory bodies composed of members such as our broker dealer subsidiary which have agreed to abide by the respective bodies’ rules and regulations. Each of these organizations may expel, fine and otherwise discipline member firms and their employees. Our broker dealer subsidiary is also licensed as a broker dealer in each of the 50 states, requiring us to comply with the laws, rules and regulations of each state. Any state may revoke a license to conduct a securities business and fine or otherwise discipline broker dealers and their employees.

     Our broker dealer subsidiary is also subject to the SEC’s uniform net capital rule, Rule 15c3-1, and the net capital rule of the New York Stock Exchange (NYSE), both of which may limit our ability to make withdrawals of capital from our broker dealer subsidiary. The uniform net capital rule sets a minimum level of net capital a broker dealer must maintain and also requires that a portion of its assets be relatively liquid. The NYSE may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below NYSE requirements. In addition, our broker dealer subsidiary is subject to certain notification requirements related to withdrawals of excess net capital.

     Our broker dealer subsidiary has six insurance agency subsidiaries that are allowed under certain states’ laws to conduct insurance business in those states. Each state imposes certain requirements on firms conducting insurance business in the state and may discipline insurance agencies, including the imposition of fines and the revocation of the license of insurance agencies and their employees.

     Certain investment funds of our venture capital subsidiary, Piper Jaffray Ventures, are small business investment companies and are governed in accordance with the Small Business Investment Act of 1958, as amended. In addition, these funds are subject to Rule 13 CFR, Parts 107 and 121, Small Business Investment Companies and Small Business Size Regulations, respectively. Failure to adhere to these regulations could result in the funds being prohibited from accessing additional capital, being restricted from making certain investments, losing their status as small business investment companies and other restrictions.

     Piper Jaffray Ltd., our United Kingdom brokerage and investment banking subsidiary, is registered under the laws of England and Wales and is authorized and regulated by the U.K. Financial Services Authority. Accordingly, Piper Jaffray Ltd. is subject to regulations regarding, among other things, capital adequacy, customer protection and business conduct.

     Our broker dealer subsidiary is also subject to several recent changes in law and regulation. The USA Patriot Act of 2001 has imposed new obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence, procedures for customer verification and other compliance policies and procedures. The conduct of research analysts is also the subject of recent rule-making by the SEC, NYSE, NASD and the federal government through the Sarbanes-Oxley Act. These regulations require certain disclosures by, and restrict the activities of, research analysts and broker dealers. Failure to comply with these new requirements may result in monetary, regulatory and, in the case of the USA Patriot Act, criminal penalties.

     Our broker dealer subsidiary was the subject of a recent enforcement action by the SEC, NYSE, NASD, the New York State Attorney General and other states concerning equity research and its relationship to investment banking. The settlement of the action was finalized on April 28, 2003, and included a significant monetary penalty and required various changes to our research and investment banking operations. See “Item 3. Legal Proceedings—Capital Markets—Regulatory Settlement—Research Conflicts of Interest” for more information regarding the settlement.

Executive Officers of the Registrant

     Information regarding our executive officers (all of whom have held their current positions with us since December 31, 2003), and their ages as of February 6, 2004, is as follows:

Name	Age	Position(s)

Andrew S. Duff	46	Chairman and Chief Executive Officer
Addison L. Piper	57	Vice Chairman
Pamela L. Clayton	56	Head of Human Resources
James L. Chosy	40	General Counsel and Secretary
Michael D. Duffy	54	Chief Information Officer
R. Todd Firebaugh	45	Head of Planning and Communications
Paul D. Grangaard	45	Head of Private Client Services
Barry J. Nordstrand	41	Head of Fixed Income
Robert W. Peterson	36	Head of Investment Research
Thomas P. Schnettler	47	Head of Equities and Investment Banking
Sandra G. Sponem	46	Chief Financial Officer

     Andrew S. Duff is our chairman and chief executive officer. Mr. Duff became chairman following completion of our spin-off from U.S. Bancorp on December 31, 2003. He also serves as our chief executive officer, a position he attained in 2000. Mr. Duff served as president of Piper Jaffray from 1996 through 2003. Prior to the spin-off from U.S. Bancorp, Mr. Duff also was a vice chairman of U.S. Bancorp from 1999 through 2003.

     Addison L. Piper is our vice chairman. Mr. Piper has worked for Piper Jaffray since 1969, serving as assistant syndicate manager, director of securities trading and director of sales and marketing. He served as chief executive officer from 1983 to 2000 and served as chairman from 1988 to 2003. Since 1998, Mr. Piper also has had responsibility for our venture and private capital fund activities. Mr. Piper also is a member of the board of directors of Renaissance Learning Corporation.

     Pamela L. Clayton is our head of human resources. She attained this position in May of 2002. During 2001 and early 2002, she was employed by U.S. Bancorp in the position of line of business director—Piper Jaffray. From 1998 until 2001, she was senior vice president of human resources at U.S. Bancorp.

     James L. Chosy is our general counsel and secretary. Mr. Chosy has served in these roles since joining Piper Jaffray in March of 2001. From 1995 until joining Piper Jaffray, he was vice president, associate general counsel of U.S. Bancorp. He also served as assistant secretary of U.S. Bancorp from 1995 through 2000 and as secretary as of 2001 and until his move to Piper Jaffray in March of 2001. Prior to that he was assistant secretary of U.S. Bancorp.

     Michael D. Duffy is our chief information officer, a position he has held since 2002. From 1998 to 2002, Mr. Duffy served as our director of operations. From 1996 to 1998, he served Piper Jaffray as manager of system technologies.

     R. Todd Firebaugh is our head of planning and communications. Mr. Firebaugh joined Piper Jaffray in this role in December of 2003 after serving as a consultant with the company since March of 2002. Prior to joining us, he spent 17 years in marketing and strategy within the financial services industry. Most recently, from 1999 to 2002, he was executive vice president of the corporate management office at U.S. Bancorp, and previously served U.S. Bancorp as senior vice president of small business, insurance and investments.

     Paul D. Grangaard is our head of private client services, a position he has held since October of 2001. Prior to that, he served as head of our investment banking department from 1995 until 2001.

     Barry J. Nordstrand is our head of fixed income. He attained this position in May of 2002. From 2001 to 2002, he held the position of sales and trading managing director for our fixed income capital markets division. He served as institutional coverage trader from 1998 to 1999 and from 1987 to 1998, he served in various product management, trading management and trading roles in our fixed income capital markets division.

     Robert W. Peterson is our head of investment research, a position he attained in April of 2003. From November of 2000 until April of 2003, Mr. Peterson served as our head of equity research. From May of 2000 until November of 2000, he held the position of co-head of equity research. From 1995 until May of 2000, he was a senior research analyst for Piper Jaffray.

     Thomas P. Schnettler is our head of equities and investment banking. He has held this position since June of 2002. Mr. Schnettler previously served as co-head of our investment banking department from 2000 to October of 2001, and as head of this department from October of 2001 to June of 2002. From 1988 to 2000, he served Piper Jaffray as managing director, investment banking.

     Sandra G. Sponem is our chief financial officer. Ms. Sponem joined Piper Jaffray in 1992 as accounting manager and was promoted to controller in 1995. She has served as our chief financial officer since 1999.

     Each of our executive officers is a member of our management committee. Our management committee is composed of business line and department heads who report directly to our chief executive officer. Our management committee meets regularly to discuss matters of interest to its respective members and to review firm-wide strategy and other issues.

ITEM 2. PROPERTIES.

     As of February 6, 2004, we conducted our operations through more than 112 offices, of which 95 included Private Client Services operations and 24 included Capital Markets operations, in 24 states and in London, England. All of our offices are leased. Our principal executive offices are located at 800 Nicollet Mall, Suite 800, Minneapolis, Minnesota and, as of February 6, 2004, comprise approximately 320,000 square feet of leased space. We have entered into a sublease arrangement with U.S. Bancorp, as lessor, for our offices at 800 Nicollet Mall, the term of which expires on May 29, 2014.

ITEM 3. LEGAL PROCEEDINGS.

     We are involved in a number of complaints, legal actions, arbitrations, investigations and proceedings, including those described below, concerning matters arising in connection with our business. Some of these actions have been brought on behalf of various classes of plaintiffs and seek substantial or indeterminate damages. These matters include legal proceedings relating to our business that we assumed liability for pursuant to the separation and distribution agreement we entered into with U.S. Bancorp in connection with our spin-off from U.S. Bancorp in December of 2003. As a result, although U.S. Bancorp may remain as a named defendant in certain proceedings, we will manage the litigation and indemnify U.S. Bancorp for the costs, expenses and judgments in such litigation.

     We are also involved, from time to time, in investigations and proceedings by governmental agencies and self-regulatory organizations, which can result in fines or other disciplinary action being imposed on us. The number of these investigations has increased in recent years. We believe that the increase in such matters may lead to increases in professional fees and litigation-related expenses.

     We are named as defendants in various judicial, regulatory and arbitration proceedings in addition to the matters described below. Additionally, legal proceedings may be brought from time to time in the future. Although there can be no assurance as to the ultimate outcome of a particular matter, we have generally denied, or believe that we have meritorious defenses and will deny, liability in all significant actions pending against us and we intend to vigorously defend such actions. In view of the inherent difficulty of predicting the outcome of legal proceedings, particularly where the plaintiffs seek substantial or indeterminate damages or where novel legal theories or a large number of parties are involved, we cannot state with confidence what the eventual outcome of currently pending matters will be, what the timing of the ultimate resolution of these matters will be or what the eventual result in each pending matter will be. Subject to the foregoing caveat, we believe, based upon our current knowledge, after appropriate consultation with outside legal counsel and taking into account our contingent loss reserves and the U.S. Bancorp indemnity agreement described in Note 11 to our consolidated financial statements, included in our 2003 Annual Report to Shareholders and incorporated herein by reference and also included in Exhibit 13.1 to this Form 10-K, that pending judicial, regulatory and arbitration proceedings will be resolved with no material adverse effect on our financial condition, although the outcome of a particular matter may be material to our operating results for any particular period, depending, in part, upon the operating results for that period.

     Capital Markets

     Antigenics Litigation

     We have been named, along with certain present and former employees of our business, in an action entitled Antigenics, Inc. v. U.S. Bancorp Piper Jaffray Inc., Scott Beardsley and Peter Ginsberg, No. 03 Civ. 971 (RCC), U.S. District Court for the Southern District of New York, that was filed on February 14, 2003. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and various common law claims, including breach of fiduciary duty, interference with economic relations, libel, injurious falsehood, breach of contract, unfair and deceptive trade practice, and tort, in connection with the discontinuation of research coverage of Antigenics on or about January 4, 2002 and seeks unspecified damages. Defendants filed a motion to dismiss this action on May 2, 2003. The Court entered its Memorandum and Order dismissing the complaint in its entirety on January 5, 2004. On February 9, 2004, plaintiff filed a notice of motion and motion for enlargement of time in which to file a motion for reconsideration. Plaintiff filed a notice of appeal of the dismissal of its claims on February 23, 2004.

     Regulatory Settlement—Research Conflicts of Interest

     On April 28, 2003, without admitting or denying the allegations, we reached a final settlement of a complaint filed by the SEC in U.S. District Court for the Southern District of New York, which included charges that we violated a number of different NASD and NYSE rules with respect to certain of our research practices, as well as a charge that we violated Section 17(b) of the Securities Act of 1933. Section 17(b) prohibits any person from publishing any research report with respect to a particular security in exchange for consideration received from an issuer, underwriter or dealer, without fully disclosing the receipt and the amount of such consideration. The essence of the SEC complaint was that during the period from June 1999 through 2001 we engaged in certain acts and practices that created or maintained inappropriate influence by our investment banking employees over our equity research analysts, which created conflicts of interest for our research analysts that we failed to manage in an appropriate manner. We reached this final settlement with the SEC at the same time that we reached similar settlements with the NASD, NYSE and state securities regulators concerning allegations similar to those that comprised the essence of the SEC complaint. As part of this regulatory settlement, we agreed upon a number of reforms that redefine the role of equity research and its relationship to investment banking. The reforms include various measures designed to further separate research from investment banking.

     In its complaint, the SEC made a number of specific allegations. First, the SEC alleged generally that our structure and procedures encouraged research analysts to contribute to investment banking revenues, thereby creating conflicts of interest. Second, the SEC alleged that we issued equity research on two companies that lacked a reasonable basis or was imbalanced in violation of the NASD and NYSE advertising rules. Third, the SEC alleged that we threatened to drop research coverage of one company if it did not award us with a lead manager role in an upcoming offering. Fourth, the SEC alleged that we received payments from proceeds of certain underwritten offerings, in part, to publish research regarding the issuer. Fifth, the SEC alleged that we failed to ensure public disclosure of payments that we made from the proceeds of certain underwritten offerings to other brokerage firms to issue research coverage on the companies making such offerings.

     Pursuant to the settlement, we agreed to pay an aggregate of $32.5 million, consisting of $12.5 million in fines and penalties to be paid to the states, $12.5 million to be paid to the SEC, NASD and NYSE for a distribution fund primarily representing disgorgement of profits and $7.5 million to fund independent third-party research to clients over the next five years. We also are required to adopt structural reforms relating to our equity research and investment banking operations. To implement these reforms, we have made a number of structural, operational and other changes to our business. The ongoing costs associated with these changes are not determinable. The required reforms are discussed below. The cost of the retrospective relief and independent research has previously been provided for in our consolidated financial statements. See Note 11 to the consolidated financial statements, included in our 2003 Annual Report to Shareholders and incorporated herein by reference and also included in Exhibit 13.1 to this Form 10-K, for information concerning charges related to the settlement and reserves for, and indemnification relating to, pending and potential litigation.

     With respect to structural reforms, we and the other settling firms have agreed that research and investment banking will be physically separated, research analysts’ compensation will not be based directly or indirectly on investment banking revenues, investment banking will not participate in the analyst evaluation process, investment banking will have no role in determining companies covered in research, research analysts will be prohibited from participating in efforts to solicit investment banking business (including pitches and roadshows), research reports will disclose whether we do or are seeking to do business with the issuer, and upon termination of coverage we will issue a final research report discussing the reasons for the termination. Additionally, we will publish on our Web site certain information regarding our research to facilitate analysis of our analysts’ performance, and we will retain an independent monitor to conduct a review of our compliance with the agreed upon structural reforms. As part of the settlement, we will be subject to a final judgment entered in federal district court ordering us to comply with the terms of the settlement and enjoining us from violating certain securities laws and NASD and NYSE rules in the future. Failure to comply with the injunction could result in us being held in contempt of the court’s order and subject to sanctions. On October 31, 2003, the Court approved and entered the final judgment in the SEC action. Moreover, the settlements with the NYSE, NASD and approximately 48 states are final. We presently anticipate that approval of the settlement will be sought from the remaining states over the next several months. In connection with this settlement, we have joined the other leading securities firms that are part of the settlement in an initiative that generally prohibits the allocation of shares in initial public offerings to executives and directors of public companies.

     Following the settlement we have, together with the other firms involved in the investigations, received subpoenas and information requests from the SEC and NASD in connection with an investigation of conduct by officers and employees relating to the alleged violations of the federal securities laws and NASD and NYSE rules. We are cooperating fully with this investigation.

     Litigation Regarding Equity Research Conflicts of Interest

     Together with the other firms involved in the equity research conflicts of interest settlement, we have been named as a defendant in a pending lawsuit based, in part, on allegations substantially similar to those in the SEC action described above regarding violations of a number of different NASD and NYSE rules and Section 17(b) of the Securities Act. This action, entitled State of West Virginia v. Bear, Stearns & Company, Inc., et al., Case No. 03-C-133M, Circuit Court of Marshall County, West Virginia, seeks unspecified civil penalties under the West Virginia Consumer Protection Act. The defendants have filed a motion to dismiss all claims. We did not settle any other litigation regarding equity research conflicts of interest as part of the research settlement with securities regulators.

     Initial Public Offering Allocation Litigation

     We have been named, along with other leading securities firms, as a defendant in many putative class actions filed in 2001 and 2002 in the U.S. District Court for the Southern District of New York involving the allocation of securities in certain initial public offerings. The Court’s order, dated August 8, 2001, transferred all related class action complaints for coordination and pretrial purposes as In re Initial Public Offering Allocation Securities Litigation, Master File No. 21 MC 92 (SAS). These complaints assert claims pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The claims are based, in part, upon allegations that between 1998 and 2000, in connection with acting as an underwriter of certain initial public offerings of technology and Internet-related companies, we obtained excessive compensation by allocating shares in these initial public offerings to preferred customers who, in return, purportedly agreed to pay additional compensation to us in the form of excess commissions that we failed to disclose. The complaints also allege that our customers who received favorable allocations of shares in initial public offerings agreed to purchase additional shares of the same issuer in the secondary market at pre-determined prices. These complaints seek unspecified damages. The defendants’ motions to dismiss the complaints were filed on July 1, 2002, and oral argument on the motions to dismiss was heard on November 14, 2002. The Court entered its order largely denying the motions to dismiss on February 19, 2003. A status conference was held with the Court on July 11, 2003 for purposes of establishing a case management plan setting forth discovery deadlines, selecting focus cases and briefing class certification. Discovery is proceeding at this time. With respect to certain claims, we and the other underwriter defendants have submitted a request that the Court set a schedule for filing a motion for reconsideration or motion for judgment on the pleadings based upon the argument that the complaints fail to sufficiently allege loss causation as recently articulated by the Second Circuit Court of Appeals.

     Initial Public Offering Fee Antitrust Litigation

     We have been named, along with other leading securities firms, as a defendant in several putative class actions filed in the U.S. District Court for the Southern District of New York in 1998. The Court’s order, dated February 11, 1999, consolidated these purported class actions for all purposes as In re Public Offering Fee Antitrust Litigation, Case No. 98 CV 7890 (LMM). The consolidated amended complaint seeks unspecified compensatory damages, treble damages and injunctive relief. The consolidated amended complaint was filed on behalf of purchasers of shares issued in certain initial public offerings for U.S. companies and alleges that defendants conspired in offerings of an amount between $20 million and $80 million to fix the underwriters’ discount at 7.0 percent of the offering amount in violation of Section 1 of the Sherman Act. The Court dismissed this consolidated action with prejudice and denied plaintiffs’ motion to amend the complaint and include an issuer plaintiff. The Court stated that its decision did not affect any class actions filed on behalf of issuer plaintiffs. The Second Circuit Court of Appeals reversed the district court’s decision on December 13, 2002 and remanded the action to the district court. A motion to dismiss was filed with the district court on March 26, 2003 seeking dismissal of this action and the issuer plaintiff action described below in their entirety, based upon the argument that the determination of underwriting fees is implicitly immune from the antitrust laws because of the extensive federal regulation of the securities markets. Plaintiffs filed their opposition to the motion to dismiss on April 25, 2003. The underwriter defendants filed a motion for leave to file a supplemental memorandum of law in further support of their motion to dismiss on June 10, 2003. The Court denied the motion to dismiss based upon implied immunity in its memorandum and order dated June 26, 2003. A supplemental memorandum in support of the motion to dismiss, applicable only to this action because the purported class consists of indirect purchasers, was filed on June 24, 2003 and seeks dismissal based upon the argument that the proposed class members cannot state claims upon which relief can be granted. Plaintiffs filed a supplemental memorandum in opposition to defendants’ motion to dismiss on July 9, 2003. Defendants filed a reply in further support of the motion to dismiss on July 25, 2003. The Court entered its memorandum and order granting in part and denying in part the motion to dismiss on February 24, 2004. Plaintiffs’ damage claims were dismissed because they were indirect purchasers. The motion to dismiss was denied with respect to plaintiffs’ claim for injunctive relief. Discovery is proceeding at this time.

     Similar purported class actions have also been filed against us in the U.S. District Court for the Southern District of New York on behalf of issuer plaintiffs asserting substantially similar antitrust claims based upon allegations that 7.0 percent underwriters’ discounts violate the Sherman Act. These purported class actions were consolidated by the district court as In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation, Case No. 00 CV 7804 (LMM), on May 23, 2001. These complaints also seek unspecified compensatory damages, treble damages and injunctive relief. Plaintiffs filed a consolidated class action complaint on July 6, 2001. The district court denied defendants’ motion to dismiss the complaint on September 30, 2002. Defendants filed a motion to certify the order for interlocutory appeal on October 15, 2002. On March 26, 2003, the motion to dismiss based upon implied immunity was also filed in connection with this action. The Court denied the motion to dismiss on June 26, 2003, and discovery is proceeding at this time.

     Investigations

     We are currently involved in an investigation by the NASD relating to the allocation of IPO shares to directors and officers of existing or potential investment banking clients. We have been advised that the NASD staff has preliminarily determined to recommend the initiation of an enforcement proceeding against us. We are contesting this preliminary determination and maintain that no such proceeding is warranted. Discussions with NASD staff regarding this matter are continuing.

     Private Client Services

     Mutual Fund Regulatory Matters

     Various regulators, including the SEC, the NASD and state securities regulators and attorneys general, are conducting industry-wide investigations of certain practices relating to mutual funds. These investigations, which have been highly publicized, have involved mutual fund companies, broker dealers, hedge fund investors and others. Among the subjects being reviewed are breakpoint discounts, late trading, market timing, and marketing and compensation arrangements.

     With respect to breakpoint discounts, regulators are reviewing the extent to which brokerage firms may have failed to provide appropriate discounts on front-end sales charges available to customers who invest significant amounts in front-end load mutual funds. As part of this review we participated in an industry-wide self-assessment of breakpoint compliance and reported the results to the NASD. Based on those results, the NASD has directed us to undertake certain steps, including notifying customers and reviewing certain transactions to determine whether customers are entitled to a refund, and then reporting the results of the refund program to the NASD. The NASD has advised us that it does not intend to institute formal disciplinary proceedings against us based on any failures to provide appropriate breakpoint discounts, provided that we undertake the corrective measures outlined by the NASD. Based on information currently available to us, we do not believe that the breakpoint refund program will be material to our financial condition or results of operations.

     Late trading involves the practice of allowing investors to submit or cancel trades for mutual fund shares after the market close but at the closing price, thereby taking advantage of post-close information. Market timing involves rapid trading in mutual fund shares in an attempt to exploit discrepancies between fund share prices and the value of underlying fund assets, typically in international funds. In connection with the industry-wide investigation into late trading and market timing, the SEC and the NASD have requested information from various parties, including many broker dealers. We have received requests for information from the SEC and NASD related to late trading and market timing and continue to provide responsive documents and information. Additionally, we are conducting our own internal review of our policies, procedures and practices on these subjects and are taking remedial and other actions where we believe to be appropriate. Based on the information we have provided to regulators and our own internal review to date, at this time we are not aware of any instances of late trading involving the firm or its employees or, with respect to market timing, any instances where customers or employees entered into arrangements with any mutual fund to allow a customer to engage in market timing contrary to policies of the mutual fund. We are, however, aware of four situations in which firm customers appear to have been engaged in a market timing investment strategy, and on our own initiative we have taken disciplinary action against two employees related to one such situation. Based on our review of the facts involved in the other three instances, we did not believe that disciplinary action was necessary under the circumstances.

     We are aware that regulators are reviewing various industry practices relating to the marketing of mutual funds and compensation arrangements between fund companies and brokerage firms, including “directed brokerage” arrangements whereby fund companies direct trading business to broker dealers as part of a broader relationship in which the broker dealers distribute mutual funds of those companies. Specifically, we are aware that the SEC and the NASD are investigating approximately 12 brokerage firms with a view to possible violations of rules requiring adequate disclosure of compensation arrangements between fund companies and brokerage firms and prohibiting favoring the sale of mutual fund shares on the basis of trading commissions received or expected. While we are not currently among the firms being investigated, we have undertaken our own internal review of our policies, procedures and practices related to mutual fund marketing and compensation arrangements and are taking remedial and other actions where we believe it to be appropriate. In this regard we have voluntarily disclosed to the NASD facts related to a limited number of compensation arrangements and two directed brokerage arrangements between our firm and certain mutual fund companies. Although we believe that such arrangements were not uncommon within the industry, aspects of our arrangements may have been inconsistent with SEC or NASD rules, and we intend to work in cooperation with the NASD and other regulators to resolve any potential issues.

     Raul F.L. Pupo Arbitration

     We were served with a statement of claim commencing an arbitration proceeding entitled Raul F.L. Pupo v. U.S. Bancorp Piper Jaffray Inc., NASD-DR Arbitration No. 03-2519, on April 22, 2003. The statement of claim asserts purported claims for breach of third-party contract, breach of contract, negligence and gross negligence, negligent failure to train and supervise, violation of federal securities law, breach of implied contract/unjust enrichment, common law fraud and breach of fiduciary duty. These claims are based upon the alleged mishandling of the claimant’s accounts. The claimant seeks actual damages in excess of $74 million and interest, punitive damages and costs. The claimant filed an Amended Statement of Claim on June 5, 2003. We filed our answer and affirmative defenses on July 2, 2003. At that time we also filed a motion to conduct the arbitration hearing in Omaha, Nebraska rather than Boca Raton, Florida, as preliminarily determined by NASD Dispute Resolution, Inc. The request to hold the arbitration hearing in Omaha, Nebraska was preliminarily denied by NASD Dispute Resolution, Inc. on August 5, 2003. A pre-hearing conference was held on December 8, 2003, at which the arbitration hearing was scheduled for September 27-October 1, November 15-20, 22 and 23, 2004. The week of January 24-28, 2005 has also been reserved for additional hearing dates, if necessary. Discovery is proceeding at this time.

     Investigations

     The NASD and SEC are investigating the activities of one former financial advisor in our Butte, Montana branch office. The NASD recently brought an enforcement action against this individual alleging that he engaged in certain sales practice violations prior to the termination of his employment in March 2001. These investigations also relate, in part, to our supervision of this former employee. We are cooperating fully with these investigations and have responded to requests for documents and information.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of 2003, U.S. Bancorp Piper Jaffray Companies Inc., as our sole shareholder, approved the following actions by written consent:

•	an amendment to our Certificate of Incorporation and the approval and adoption of our 2003 Long-Term Incentive Plan (consent dated December 17, 2003); and

•	amendments and restatements of our Certificate of Incorporation and Bylaws and the election of Andrew S. Duff, Addison L. Piper, Michael R. Francis, B. Kristine Johnson, Samuel L. Kaplan, Frank L. Sims and Richard A. Zona as our directors to be effective immediately following our spin-off from U.S. Bancorp (consent dated December 22, 2003).

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The section of our 2003 Annual Report to Shareholders entitled “Market for Piper Jaffray Common Stock and Related Shareholder Matters” is incorporated herein by reference and also is included in Exhibit 13.1 to this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA.

     The section of our 2003 Annual Report to Shareholders entitled “Selected Financial Data” is incorporated herein by reference and also is included in Exhibit 13.1 to this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The section of our 2003 Annual Report to Shareholders entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference and also is included in Exhibit 13.1 to this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The section of our 2003 Annual Report to Shareholders entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Enterprise Risk Management” is incorporated herein by reference and also is included in Exhibit 13.1 to this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements and notes thereto included in our 2003 Annual Report to Shareholders are incorporated herein by reference and also are included in Exhibit 13.1 to this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information under the captions “Class I Directors—Nominees for Terms Ending in 2007,” “Class II Directors—Terms Ending in 2005,” “Class III Directors—Terms Ending in 2006,” “Information Regarding the Board of Directors and Corporate Governance—Committees of the Board—Audit Committee,” “Information Regarding the Board of Directors and Corporate Governance—Code of Ethics and Business Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our 2004 annual meeting of shareholders to be held on April 28, 2004, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information under the captions “Executive Compensation” (excluding information under the caption “Executive Compensation—Report of the Compensation Committee”), “Certain Relationships and Related Transactions—Compensation Committee Interlocks and Insider Participation” and “Information Regarding the Board of Directors and Corporate Governance—Compensation Program for Non-Employee Directors” in the definitive proxy statement for our 2004 annual meeting of shareholders to be held on April 28, 2004, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

     The information under the captions “Security Ownership of Beneficial Owners and Management” and “Item II—Outstanding Equity Awards” in the definitive proxy statement for our 2004 annual meeting of shareholders to be held on April 28, 2004, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under the caption “Certain Relationships and Related Transactions—Related Transactions Involving Our Directors and Executive Officers” in the definitive proxy statement for our 2004 annual meeting of shareholders to be held on April 28, 2004, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information under the caption “Audit Committee Report and Payment of Fees to Auditors—Auditor Fees” in the definitive proxy statement for our 2004 annual meeting of shareholders to be held on April 28, 2004, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS OF THE COMPANY.

The Consolidated Financial Statements incorporated herein by reference and filed as an exhibit to this Form 10-K are listed on page F-1 by reference to the corresponding page numbers in our 2003 Annual Report to Shareholders.

(a)(2) FINANCIAL STATEMENT SCHEDULES.

The financial statement schedule required to be filed hereunder is listed on page F-1. All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) EXHIBITS.

Exhibit		Method of
Number	Description	Filing
2.1	Separation And Distribution Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	Filed herewith

3.1	Amended and Restated Certificate of Incorporation.	Filed herewith

3.2	Amended and Restated Bylaws.	Filed herewith

4.1	Form of Specimen Certificate for Piper Jaffray Companies Common Stock.	(1)

4.2	Rights Agreement, dated as of December 31, 2003, between Piper Jaffray Companies and Mellon Investor Services LLC, as Rights Agent. #	Filed herewith

10.1	Employee Benefits Agreement, dated as of December 22, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	Filed herewith

10.2	Tax Sharing Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	Filed herewith

10.3	Insurance Matters Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	Filed herewith

10.4	Business Alliance Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	Filed herewith

10.5	Piper Jaffray Companies 2003 Long-Term Incentive Plan.*	Filed herewith

10.6	Subordinated Loan Agreement, dated as of December 22, 2003, between USB Holdings, Inc. and U.S. Bancorp Piper Jaffray Inc.	Filed herewith

10.7	Sublease Agreement, dated as of September 18, 2003, between U.S. Bancorp and U.S. Bancorp Piper Jaffray Inc.	(2)

10.8	Summary of Employment Arrangement with Addison L. Piper.*	(3)

10.9	Form of Cash Award Agreement.*	Filed herewith

10.10	U.S. Bancorp Piper Jaffray Inc. Second Century 2000 Deferred Compensation Plan.*	Filed herewith

10.11	U.S. Bancorp Piper Jaffray Inc. Second Century Growth Deferred Compensation Plan (As Amended and Restated Effective September 30, 1998).*	Filed herewith

13.1	Selected Portions of the 2003 Annual Report to Shareholders.	Filed herewith

16.1	Letter of PricewaterhouseCoopers LLP addressed to the Securities and Exchange Commission, dated October 17, 2003, regarding change in certifying accountant.	(2)

21.1	Significant Subsidiaries of Piper Jaffray Companies.	Filed herewith

23.1	Consent of Ernst & Young LLP.	Filed herewith

23.2	Consent of PricewaterhouseCoopers LLP.	Filed herewith

24.1	Power of Attorney.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Section 1350 Certifications.	Filed herewith

99.1	Risk Factors.	Filed herewith

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

#	The Company hereby agrees to furnish supplementally to the Commission upon request a copy of any omitted exhibit or schedule.

(1)	Filed as an exhibit to the Company’s Form 10, filed with the Commission on June 25, 2003, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Amendment No. 2 to Form 10, filed with the Commission on October 23, 2003, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Amendment No. 1 to Form 10, filed with the Commission on August 22, 2003, and incorporated herein by reference.

(b)	REPORTS ON FORM 8-K.

     The following Current Reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2003:

•	Current Report on Form 8-K dated December 19, 2003 (announcing the availability of a management presentation and a conference call with our management); and

•	Current Report on Form 8-K dated December 31, 2003 (announcing our company’s separation from U.S. Bancorp).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 2004.

PIPER JAFFRAY COMPANIES

By	/s/ Andrew S. Duff
Its	Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2004.

SIGNATURE	TITLE

/s/ Andrew S. Duff Andrew S. Duff	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Sandra G. Sponem Sandra G. Sponem	Chief Financial Officer (Principal Financial and Accounting Officer)

* Addison L. Piper	Vice Chairman

* Michael R. Francis	Director

* B. Kristine Johnson	Director

* Samuel L. Kaplan	Director

* Frank L. Sims	Director

* Richard A. Zona	Director

*James L. Chosy, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the Registrant pursuant to Powers of Attorney duly executed by such persons.

March 8, 2004	/s/ James L. Chosy James L. Chosy Attorney-in-fact

PIPER JAFFRAY COMPANIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

	Page
	Form 10-K	Annual Report
Consolidated Financial Statements

Report of Independent Auditors		44

Report of Independent Accountants		45

Consolidated Financial Statements

Consolidated Statements of Financial Condition		46

Consolidated Statements of Operations		47

Consolidated Statements of Changes in Shareholders’ Equity		48

Consolidated Statements of Cash Flows		49

Notes to Consolidated Financial Statements		50

Financial Statement Schedule

Schedule I — Piper Jaffray Companies (Parent Company Only) Financial Statements

Statement of Financial Condition	F-2

Statement of Changes in Shareholders’ Equity	F-3

Notes to Financial Statements	F-4

Report of Independent Auditors	F-5

Piper Jaffray Companies
(Parent Company Only)
Statement of Financial Condition

December 31,
(Amounts in thousands, except share data)	2003
Assets
Investment in and advances to subsidiaries	$669,932

Liabilities and Shareholders’ Equity
Other liabilities and accrued expenses	$137
Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized,
19,334,261 issued and outstanding	193
Additional paid-in capital	669,602

Total shareholders’ equity	669,795

Total liabilities and shareholders’ equity	$669,932

See Notes to Financial Statements

Piper Jaffray Companies
(Parent Company Only)
Statement of Changes in Shareholders’ Equity

	Common		Additional	Total
	Shares	Common	Paid-In	Shareholders’
(Amounts in thousands, except share amounts)	Outstanding	Stock	Capital	Equity
Incorporation of entity on April 28, 2003	100	$—	$1	$1
Issuance of common stock upon spin off from U.S. Bancorp	19,334,161	193	669,601	669,794

Balance at December 31, 2003	19,334,261	$193	$669,602	$669,795

See Notes to Financial Statements

Piper Jaffray Companies
(Parent Company Only)
Notes to Financial Statements

Note 1. Background and Basis of Presentation

Background

     On April 28, 2003, Piper Jaffray Companies was incorporated in Delaware as a subsidiary of U.S. Bancorp to effect the spin off of its capital markets business to its shareholders.

     On December 31, 2003, after receiving regulatory approval, U.S. Bancorp distributed to its shareholders all of its interest in Piper Jaffray Companies and its subsidiaries. On that date, 19,334,261 shares of Piper Jaffray Companies common stock were issued to U.S. Bancorp shareholders based on a distribution ratio of one share of Piper Jaffray Companies common stock for every 100 shares of U.S. Bancorp common stock owned. In lieu of receiving fractional shares of Piper Jaffray Companies common stock, shareholders received cash from U.S. Bancorp for their fractional interest.

     Piper Jaffray Companies is the parent company of Piper Jaffray & Co., a securities broker dealer and investment banking firm; Piper Jaffray Ventures Inc., a private equity venture capital firm managing investments in emerging growth companies; Piper Jaffray Ltd., a firm providing securities brokerage and investment banking services in Europe through an office located in London, England; and Piper Jaffray Financial Products Inc. and Piper Jaffray Financial Products II Inc., two entities that facilitate Piper Jaffray Companies customer derivative transactions.

     Piper Jaffray Companies (the “Parent Company”) had no operating activity during the period from its date of incorporation on April 28, 2003 to December 31, 2003 and thus, no Statement of Operations or Statement of Cash Flows are presented.

General

     The financial information of the Parent Company should be read in conjunction with the consolidated financial statements of Piper Jaffray Companies and the notes thereto in the Piper Jaffray Companies 2003 Annual Report to Shareholders and also included in Exhibit 13.1 to this Form 10-K.

Use of Estimates

     The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2. Dividend Restrictions

     Piper Jaffray & Co. is subject to the Securities and Exchange Commission’s uniform net capital rule, Rule 15c3-1, and the net capital rule of the New York Stock Exchange (“NYSE”), which limits the Parent Company’s ability to make withdrawals of capital from Piper Jaffray & Co. The uniform net capital rule sets the minimum level of net capital a broker dealer must maintain and also requires that a portion of its assets be relatively liquid. The NYSE may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below its requirements. In addition, Piper Jaffray & Co. is subject to certain notification requirements related to withdrawals of excess net capital.

Report of Independent Auditors

     To the Board of Directors and Shareholders of Piper Jaffray Companies:

     We have audited the accompanying statement of financial condition of Piper Jaffray Companies (the “Parent Company”) as of December 31, 2003, and the related statement of changes in shareholders’ equity for the period from April 28, 2003 (date of incorporation) to December 31, 2003. These financial statements are the responsibility of the Parent Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Piper Jaffray Companies at December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
January 27, 2004

Exhibit Index

Exhibit Number	Description	Method of Filing

2.1	Separation And Distribution Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	Filed herewith

3.1	Amended and Restated Certificate of Incorporation.	Filed herewith

3.2	Amended and Restated Bylaws.	Filed herewith

4.1	Form of Specimen Certificate for Piper Jaffray Companies Common Stock.	(1)

4.2	Rights Agreement, dated as of December 31, 2003, between Piper Jaffray Companies and Mellon Investor Services LLC, as Rights Agent. #	Filed herewith

10.1	Employee Benefits Agreement, dated as of December 22, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	Filed herewith

10.2	Tax Sharing Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	Filed herewith

10.3	Insurance Matters Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	Filed herewith

10.4	Business Alliance Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	Filed herewith

10.5	Piper Jaffray Companies 2003 Long-Term Incentive Plan.*	Filed herewith

10.6	Subordinated Loan Agreement, dated as of December 22, 2003, between USB Holdings, Inc. and U.S. Bancorp Piper Jaffray Inc.	Filed herewith

10.7	Sublease Agreement, dated as of September 18, 2003, between U.S. Bancorp and U.S. Bancorp Piper Jaffray Inc.	(2)

10.8	Summary of Employment Arrangement with Addison L. Piper.*	(3)

10.9	Form of Cash Award Agreement.*	Filed herewith

10.10	U.S. Bancorp Piper Jaffray Inc. Second Century 2000 Deferred Compensation Plan.*	Filed herewith

10.11	U.S. Bancorp Piper Jaffray Inc. Second Century Growth Deferred Compensation Plan (As Amended and Restated Effective September 30, 1998).*	Filed herewith

13.1	Selected Portions of the 2003 Annual Report to Shareholders.	Filed herewith

16.1	Letter of PricewaterhouseCoopers LLP addressed to the Securities and Exchange Commission, dated October 17, 2003, regarding change in certifying accountant.	(2)

21.1	Significant Subsidiaries of Piper Jaffray Companies.	Filed herewith

23.1	Consent of Ernst & Young LLP.	Filed herewith

23.2	Consent of PricewaterhouseCoopers LLP.	Filed herewith

24.1	Power of Attorney.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Section 1350 Certifications.	Filed herewith

99.1	Risk Factors.	Filed herewith

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

#	The Company hereby agrees to furnish supplementally to the Commission upon request a copy of any omitted exhibit or schedule.

(1)	Filed as an exhibit to the Company’s Form 10, filed with the Commission on June 25, 2003, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Amendment No. 2 to Form 10, filed with the Commission on October 23, 2003, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Amendment No. 1 to Form 10, filed with the Commission on August 22, 2003, and incorporated herein by reference.