Form 10-Q
period 2004-03-31
PIPER JAFFRAY COMPANIES
filed 2004-05-14
CIK 1230245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES     ☐         NO     ☒

     As of April 30, 2004, the Registrant had 19,835,700 shares of Common Stock outstanding.

Piper Jaffray Companies
Index to Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Financial Condition as of March 31, 2004 and December 31, 2003
Consolidated Statements of Operations for the three months ended March 31, 2004 and March 31, 2003
Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and March 31, 2003
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 6. Exhibits and Reports on Form 8-K
Signatures
Exhibit Index
Rule 13a-14(a)/15d-14(a) Certification of CEO
Rule 13a-14(a)/15d-14(a) Certification of CFO
Section 1350 Certifications
Risk Factors

1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Piper Jaffray Companies

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2004	2003
(Amounts in thousands, except share data)	(Unaudited)
Assets

Cash and cash equivalents	$81,975	$84,436
Cash and cash equivalents segregated for regulatory purposes	—	66,000
Receivables:
Customers (net of allowance of $1,993)	455,952	463,557
Brokers, dealers and clearing organizations	147,558	238,393
Deposits with clearing organizations	71,813	66,570
Securities purchased under agreements to resell	231,562	306,987

Trading securities owned	825,091	342,994
Trading securities owned and pledged as collateral	380,525	314,618

Total trading securities owned	1,205,616	657,612

Fixed assets (net of accumulated depreciation and amortization of $108,574 and $103,573, respectively)	58,259	60,757
Goodwill (net of accumulated amortization of $52,531)	305,635	305,635
Other receivables	38,191	38,553
Other assets	95,165	92,147

Total assets	$2,691,726	$2,380,647

Liabilities and Shareholders’ Equity

Short-term financing	$106,000	$159,000
Payables:
Customers	202,562	226,163
Checks and drafts	53,632	64,438
Brokers, dealers and clearing organizations	264,701	224,208
Securities sold under agreements to repurchase	280,843	178,716
Trading securities sold, but not yet purchased	676,330	386,281
Accrued compensation	100,899	194,583
Other liabilities and accrued expenses	141,802	97,463

Total liabilities	1,826,769	1,530,852

Subordinated debt	180,000	180,000

Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized, 19,333,261 issued and outstanding at March 31, 2004 and 19,334,261 issued and outstanding at December 31, 2003	193	193
Additional paid-in capital	670,974	669,602
Retained earnings	13,790	—

Total shareholders’ equity	684,957	669,795

Total liabilities and shareholders’ equity	$2,691,726	$2,380,647

See Notes to Consolidated Financial Statements

Piper Jaffray Companies

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2004	2003
Revenues:

Commissions and fees	$69,512	$59,897
Principal transactions	52,076	50,267
Investment banking	64,862	38,106
Interest	12,463	11,496
Other income	14,400	14,868

Total revenues	213,313	174,634

Interest expense	3,913	5,427

Net revenues	209,400	169,207

Non-interest expenses:

Compensation and benefits	129,707	108,906
Occupancy and equipment	13,732	14,078
Communications	10,458	8,946
Floor brokerage and clearance	4,800	5,923
Marketing and business development	10,662	9,346
Outside services	9,158	8,634
Cash award program	1,071	—
Royalty fee	—	946
Other operating expenses	7,640	5,453

Total non-interest expenses	187,228	162,232

Income before income tax expense	22,172	6,975

Income tax expense	8,382	2,282

Net income	$13,790	$4,693

Earnings per common share
Basic	$0.71	$0.24
Diluted	$0.71	$0.24

Weighted average number of common shares
Basic	19,333	19,190
Diluted	19,366	19,190

See Notes to Consolidated Financial Statements

Piper Jaffray Companies

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2004	2003
Operating Activities:

Net income	$13,790	$4,693
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,303	4,948
Deferred income taxes	—	1,594
Loss on disposal of fixed assets	16	12
Amortization of stock-based compensation	1,372	975
Decrease (increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	66,000	—
Receivables:
Customers	7,605	(43,148)
Brokers, dealers and clearing organizations	90,835	113,599
Deposits with clearing organizations	(5,243)	2,136
Securities purchased under agreements to resell	75,425	31,174
Net trading securities owned	(257,955)	(240,079)
Other receivables	362	2,470
Other assets	(3,018)	12,151
Increase (decrease) in operating liabilities:
Payables:
Customers	(23,601)	16,709
Checks and drafts	(10,806)	(11,077)
Brokers, dealers and clearing organizations	40,493	114,274
Securities sold under agreements to repurchase	102,127	(10,081)
Accrued compensation	(93,684)	(51,806)
Other liabilities and accrued expenses	44,339	2,346

Net cash provided by (used in) operating activities	53,360	(49,110)

Investing Activities:

Purchases of fixed assets, net	(2,821)	(3,560)

Net cash used in investing activities	(2,821)	(3,560)

Financing Activities:

Increase (decrease) in short-term financing, net	(53,000)	56,079
Capital distribution to U.S. Bancorp	—	(958)

Net cash provided by (used in) financing activities	(53,000)	55,121

Net increase (decrease) in cash and cash equivalents	(2,461)	2,451

Cash and cash equivalents at beginning of period	84,436	32,615

Cash and cash equivalents at end of period	$81,975	$35,066

Supplemental disclosure of cash flow information - Cash paid during the period for:
Interest	$2,851	$4,971
Income taxes	$94	$2,568

See Notes to Consolidated Financial Statements

Piper Jaffray Companies

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 Background and Basis of Presentation

Background

     Piper Jaffray Companies is the parent company of Piper Jaffray & Co. (“Piper Jaffray”), a securities broker dealer and investment banking firm; Piper Jaffray Ventures Inc. (“Piper Jaffray Ventures”), a private equity venture capital firm managing investments in emerging growth companies; Piper Jaffray Ltd., a firm providing securities brokerage and investment banking services in Europe through an office located in London, England; and Piper Jaffray Financial Products Inc. and Piper Jaffray Financial Products II Inc., two entities that facilitate Piper Jaffray Companies customer derivative transactions.

     On April 28, 2003, Piper Jaffray Companies was incorporated in Delaware as a subsidiary of U.S. Bancorp (“USB”) to effect the spin off of USB’s capital markets business to its shareholders. On December 31, 2003, after receiving regulatory approval, USB distributed to its shareholders all of its interest in Piper Jaffray Companies and its subsidiaries (collectively, the “Company”). On that date, 19,334,261 shares of Piper Jaffray Companies common stock were issued to USB shareholders (the “Distribution”) based on a distribution ratio of one share of Piper Jaffray Companies common stock for every 100 shares of USB common stock owned (the “Distribution Ratio”). In lieu of receiving fractional shares of Piper Jaffray Companies common stock, shareholders received cash from USB for any fractional interest.

     Prior to the Distribution, the consolidated financial statements included the accounts and operations of Piper Jaffray Companies and its subsidiaries as well as certain assets, liabilities and related operations transferred to Piper Jaffray Companies from USB immediately prior to the Distribution. The consolidated financial statements included the adjustments necessary to reflect its operations as if the organizational changes had been consummated prior to the Distribution. However, the consolidated financial statements prior to the Distribution included herein may not necessarily be indicative of Piper Jaffray Companies’ results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had Piper Jaffray Companies been a stand-alone company prior to the Distribution.

Basis of Presentation

     The consolidated financial statements include the accounts of Piper Jaffray Companies and its subsidiaries. All material intercompany balances have been eliminated. Where appropriate, prior periods’ financial information has been reclassed to conform to the current period presentation.

     The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring and that are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for a full year.

Note 2 Summary of Significant Accounting Policies

Consolidation of Special Purpose Entities

     Special purpose entities (“SPEs”) are trusts, partnerships or corporations established for a particular limited purpose. The Company follows the accounting guidance in Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” to determine whether or not such SPEs are required to be consolidated. The Company engages in transactions with SPEs primarily to securitize fixed rate municipal bonds that meet the SFAS 140 definition of a qualifying special

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)

purpose entity (“QSPE”). A QSPE can generally be described as an entity with significantly limited powers, which are intended to limit it to passively holding financial assets and distributing cash flows based upon predetermined criteria. Based upon the guidance in SFAS 140, the Company does not consolidate such QSPEs. The Company accounts for its involvement with such QSPEs under a financial components approach in which the Company recognizes only its retained residual interest in the QSPE. The Company accounts for such retained interests at fair value.

Stock-Based Compensation

     Prior to the Distribution, certain employees of the Company were eligible to participate in USB employee incentive plans pursuant to which they received stock options and restricted stock that are described more fully in Note 9. The Company accounted for these stock option grants under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and, accordingly, recognized no compensation expense for the stock option grants as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     Effective January 1, 2004, the Company adopted the fair value based method of accounting for grants of stock-based compensation, as prescribed by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting and Disclosure of Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”),“Accounting for Stock-Based Compensation -Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Earnings Per Share

     Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Since the Company’s common stock was not issued until December 31, 2003, the date of Distribution, the weighted average number of common shares outstanding for the three months ended March 31, 2003 was calculated by applying the Distribution Ratio to the historical USB weighted average number of common shares outstanding for the same period presented. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive restricted stock and stock options.

Note 3 Recent Accounting Pronouncements

Consolidation of Variable Interest Entities

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with this interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities and results of operating activities must consolidate the entity in its financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are QSPEs subject to the reporting requirements of SFAS 140 are not required to be consolidated under the provisions of FIN 46.

     VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for based on either the original interpretation or the revised interpretations. VIEs created after January 1, 2004, must be accounted for under the revised interpretations. If the revised interpretations were applied, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expanded the disclosure requirements for the primary beneficiary of a significant portion or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities.

     The Company has investments in and advances to approximately 30 limited partnerships established for the purpose of investing in emerging growth and small capitalization public companies. The Company acts as the managing general partner in several of these partnerships. As managing general partner of or through investments in the limited partnerships, the Company may have the ability to exercise control over major operating and financial policies. These partnerships are funded with capital contributed by or financing from the Company and third parties. The Company accounts for these investments on the equity method of accounting or consolidates the entire partnership based upon the Company’s ability to exercise control over major operating and financial policies.

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)

     At March 31, 2004, the Company’s aggregate net investment in these partnerships totaled $12.2 million and its remaining funding commitment to these partnerships was $1.7 million. These amounts represent the Company’s maximum exposure to loss at March 31, 2004 as a result of its current and future investment in these limited partnerships. There has been no material impact to the Company’s financial statements from potential VIEs entered into after January 31, 2003, or from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

Note 4 Trading Securities Owned and Trading Securities Sold, but Not Yet Purchased

     Trading securities owned and trading securities sold, but not yet purchased were as follows:

	March 31,	December 31,
(Dollars in thousands)	2004	2003
Owned:
Corporate securities:
Equity securities	$38,181	$15,903
Convertible securities	108,694	78,474
Fixed income securities	303,745	90,459
Mortgage-backed securities	266,208	92,292
U.S. government securities	284,377	240,248
Municipal securities	204,411	140,236

	$1,205,616	$657,612

Sold, but not yet purchased:
Corporate securities:
Equity securities	$66,808	$46,700
Convertible securities	5,599	1,137
Fixed income securities	168,675	14,316
Mortgage-backed securities	163,126	47,114
U.S. government securities	265,943	276,750
Municipal securities	6,179	264

	$676,330	$386,281

     At March 31, 2004, and December 31, 2003, trading securities owned in the amounts of $380.5 million and $314.6 million, respectively, have been pledged as collateral.

     Securities sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. The Company is obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected on the Consolidated Statements of Financial Condition. The Company hedges changes in market value of its trading securities owned utilizing securities sold, but not yet purchased and interest rate swaps. It is the Company’s practice to hedge a significant portion of its trading securities owned.

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)

Note 5 Goodwill

     As reflected in the following table, there were no changes in the carrying value of goodwill by reportable segments for the three months ended March 31, 2004:

		Private	Corporate
	Capital	Client	Support and	Consolidated
(Dollars in thousands)	Markets	Services	Other	Company
Balance at December 31, 2003	$220,035	$85,600	$—	$305,635
Goodwill acquired	—	—	—	—
Impairment losses	—	—	—	—

Balance at March 31, 2004	$220,035	$85,600	$—	$305,635

     The Company had no indefinite-lived or other intangible assets at March 31, 2004, and December 31, 2003, respectively.

Note 6 Borrowings

     The Company has uncommitted credit agreements with banks totaling $550 million at March 31, 2004, composed of $450 million in discretionary secured lines and $100 million in discretionary unsecured lines. In addition, the Company has established arrangements to obtain financing using the Company’s securities held by its clearing bank or its clearing broker dealer at the end of each business day as collateral. The Company had $106 million and $159 million in short-term secured borrowings outstanding as of March 31, 2004 and December 31, 2003, respectively.

     The secured borrowings were collateralized with $123.0 million and $169.4 million of trading securities owned at March 31, 2004 and December 31, 2003, respectively.

     Piper Jaffray has executed a $180 million subordinated debt agreement with an affiliate of USB, which satisfies provisions of Appendix D of SEC Rule 15c3-1 and has been approved by the New York Stock Exchange, Inc. (“NYSE”) and is therefore allowable in Piper Jaffray’s net capital computation. The entire amount of the subordinated debt will mature in 2008.

     The Company’s outstanding borrowings bear interest at rates based on the London Interbank Offered Rate (“LIBOR”) or federal funds rates. At March 31, 2004 and December 31, 2003, the weighted average interest rate on borrowings was 2.19 percent and 2.07 percent, respectively. At March 31, 2004 and December 31, 2003, no formal compensating balance agreements existed, and the Company was in compliance with all debt covenants related to these facilities.

Note 7 Litigation

     The Company has been the subject of customer complaints and has also been named as a defendant in various legal actions arising primarily from securities brokerage and investment banking activities, including certain class actions that primarily allege violations of securities laws and seek unspecified damages, which could be substantial. Also, the Company is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations.

     The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential complaints, legal actions, investigations and proceedings. The Company’s reserves totaled $42.7 and $41.7 million at March 31, 2004 and December 31, 2003, respectively, and are included within other liabilities and accrued expenses on the Consolidated Statements of Financial Condition. In addition to the established reserves, USB has agreed to indemnify the Company in an amount up to $17.5 million for certain legal and regulatory matters.

     Given the uncertainties of the commencement, timing, size, volume and outcome of pending and potential litigation and other factors, the reserve is difficult to determine and of necessity subject to future revisions. Subject to the foregoing, management of the Company believes, based on its current knowledge, after consultation with counsel and after taking into account its established reserves and the USB indemnity agreement, that pending legal actions, investigations and proceedings will be resolved with no material adverse effect on the financial condition

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)

of the Company. However, if during any period a potential adverse contingency should become probable or resolved for an amount in excess of the established reserves and indemnification, the results of operations in that period could be materially affected.

Note 8 Net Capital Requirements and Other Regulatory Matters

     As an SEC registered broker dealer and member firm of the NYSE, Piper Jaffray is subject to the Uniform Net Capital Rule (the “Rule”) of the SEC and the net capital rule of the NYSE. Piper Jaffray has elected to use the alternative method permitted by the Rule, which requires that it maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as such term is defined in the Rule. The NYSE may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. In addition, Piper Jaffray is subject to certain notification requirements related to withdrawals of excess net capital. Piper Jaffray is also registered with the Commodity Futures Trading Commission (“CFTC”) and therefore is subject to the CFTC regulations.

     At March 31, 2004, net capital under the Rule was $191.7 million or 35.0 percent of aggregate debit balances, and $180.8 million in excess of the minimum required net capital.

     Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the net capital rule of the SEC and regulatory bodies.

     Piper Jaffray Ltd., a registered United Kingdom broker dealer, is subject to the capital requirements of the Financial Services Authority (“FSA”). As of March 31, 2004, Piper Jaffray Ltd. was in compliance with the requirements of the FSA.

Note 9 Stock-Based Compensation and Cash Award Program

     In the first quarter of 2004, the Company granted shares of restricted stock and options on Piper Jaffray Companies common stock to employees, executive officers and directors. These awards principally have three-year cliff vesting periods. The following table summarizes the Company’s stock options and restricted stock outstanding for the three months ended March 31, 2004:

		Weighted	Shares of
	Options	Average	Restricted Stock
	Outstanding	Exercise Price	Outstanding
December 31, 2003	—	—	—

Granted:
Stock options	307,120	$47.37	—
Restricted stock	—	—	490,901
Exercised	—	—	—
Canceled options	2,834	47.30	—
Canceled/vested restricted stock	—	—	—

March 31, 2004	304,286	$47.38	490,901

     Additional information regarding Piper Jaffray Companies options outstanding as of March 31, 2004 is as follows:

	Options Outstanding			Exercisable Options
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$47.30 - $51.05	304,286	9.9	$47.38	6,140	$51.05

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)

     Effective January 1, 2004, the Company elected to account for stock-based employee compensation under the fair value based method as prescribed by SFAS 123 and as amended by SFAS 148. Therefore, employee stock options granted on and after January 1, 2004 are expensed by the Company over the option vesting period, based on the estimated fair value of the award on the date of grant using a Black-Scholes option-pricing model. Restricted stock continues to be amortized over its vesting period. For the three months ended March 31, 2004, the Company recorded compensation expense, net of estimated forfeitures, of $1.4 million related to stock option and restricted stock grants.

     The following table provides a summary of the valuation assumptions used by the Company to determine the estimated value of stock option grants in Piper Jaffray Companies common stock:

For the Three Months Ended
March 31, 2004
Weighted average assumptions in option valuation
Risk-free interest rates	3.23%
Dividend yield	0.00%
Stock volatility factor	0.40
Expected life of options (in years)	5.94
Weighted average fair value of options granted	$21.65

     Certain of the Company’s employees were eligible to participate in a cash award program established in connection with the Distribution from USB on December 31, 2003. The program is intended to aid in retention of employees and to compensate employees for the value of USB stock options and restricted stock lost by employees as a result of the Distribution. No Company employees, officers or directors received Piper Jaffray Companies options or restricted stock as part of the Distribution. The cash award program has an aggregate maximum value of approximately $47.0 million. The Company incurred a $24.0 million charge at the time of the Distribution for the portion of the cash awards that were paid within 120 days of the Distribution. The remaining cash awards will vest and be paid out over the next four years. Expense related to the cash award program is included as a separate line item on the Company’s Consolidated Statements of Operations.

     While part of USB, the Company applied APB 25 in accounting for USB employee incentive plans providing for the award of stock options and restricted stock. Because the exercise price of USB employee stock options equaled the market price of the underlying stock on the date of the grant, under APB 25, no compensation expense was recognized at the grant date. Pro forma information regarding compensation expense and net income has been determined as if the Company had accounted for employee stock option plans under the fair value method of SFAS 123 for the periods prior to the Distribution. The fair value of the options was estimated at the grant date using a Black-Scholes option-pricing model. The pro forma disclosure that follows includes USB options granted to the Company’s employees while employed by USB and are not representative of periods subsequent to the Distribution.

For the Three Months Ended
(Dollars in thousands)	March 31, 2003
Reported compensation expense	$108,906
Stock-based compensation	5,318

Pro forma compensation expense	$114,224

Reported net income	$4,693
Stock-based compensation, net of tax	(3,191)

Pro forma net income	$1,502

Pro forma earnings per share	$.08

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)

     Restricted shares of USB common stock, granted under USB employee incentive plans, vested over three to five years. Expense for restricted stock was based on the market price of USB stock at the time of the grant and amortized on a straight-line basis over the vesting period. Expense related to grants of USB restricted stock was $1.0 million for the three months ended March 31, 2003.

     At the time of the Distribution, many of the Company’s employees held options to purchase USB common stock under a variety of USB option plans and shares of unvested USB restricted stock. Grants under the option plans can be summarized into two categories: USB 90-day options that generally expire 90 days after an employee terminates from USB; and USB term options that generally expire after a specified period of time. As a result of the Distribution, 90-day options that were not exercised either expired on the Distribution date or within 90 days of the Distribution date as the Distribution was deemed a termination of employment of the Company’s employees by USB. USB 90-day options held by Company employees who had reached retiree status did not expire in connection with the Distribution but rather remained with USB and continue to vest in accordance with their terms. USB term options held by Company employees remained with USB after the Distribution and continue to vest in accordance with their terms, as provided in the applicable USB stock incentive plans.

Note 10 Earnings Per Share

     Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earning per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive restricted stock and stock options. Since Piper Jaffray Companies common stock was not issued until December 31, 2003, the date of Distribution, the weighted average number of common shares outstanding for the three months ended March 31, 2003 was calculated by applying the Distribution Ratio to USB’s historical weighted average number of common shares outstanding for the applicable period. The computation of earnings per share is as follows:

	For the Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2004	2003
Net income	$13,790	$4,693

Shares for basic and diluted calculations:
Average shares used in basic computation	19,333	19,190
Stock options	—	—
Restricted stock	33	—
Average shares used in diluted computation	19,366	19,190

Earnings per share:
Basic	$0.71	$0.24
Diluted	$0.71	$0.24

Note 11 Business Segments

     Within the Company, financial performance is measured by lines of business. The Company’s reportable business segments include Capital Markets, Private Client Services and Corporate Support and Other. The business segments are determined based upon factors such as the type of customers, the nature of products and services provided and the distribution channels used to provide those products and services. Certain services that the Company offers are provided to clients through more than one of our business segments. These business segments are components of the Company about which financial information is available and is evaluated on a regular basis in deciding how to allocate resources and assess performance relative to competitors.

Basis for Presentation

     Segment results are derived from the Company’s financial reporting systems by specifically attributing customer relationships and their related revenues and expenses to segments. Revenue-sharing of sales credits associated with underwritten offerings is based on the distribution channel generating the sales. Expenses directly managed by the business line, including salaries, commissions, incentives, employee benefits,

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)

occupancy, marketing and business development and other direct expenses, are accounted for within each segment’s financial results in a manner similar to the consolidated financial results. Research, operations, technology and compliance costs are allocated based on the segment’s use of these areas to support their businesses. General and administrative expenses incurred by centrally managed corporate support functions are not allocated. To enhance the comparability of business segment results, cash award plan charges related to the Distribution, royalty fees previously assessed by USB and income taxes are not assigned to the business segments. The financial management of assets, liabilities and capital is performed on an enterprise-wide basis. Net revenues from the Company’s non-U.S. operations were $3.1 million and $2.0 million for the three months ended March 31, 2004 and 2003, respectively, while long-lived assets were $0.6 million at March 31, 2004, and December 31, 2003, respectively.

     Designations, assignments and allocations may change from time to time as financial reporting systems are enhanced and methods of evaluating performance change or business segments are realigned to better serve the clients of the Company. Accordingly, prior period balances are reclassified and presented on a comparable basis.

Capital Markets (“CM”)

     CM includes institutional sales and trading services with an emphasis on the sale of U.S. equities and fixed income products to institutions. This segment also includes management of and participation in underwritings, merger and acquisition services and public finance activities. Additionally, CM includes earnings on investments acquired in connection with its business activities and net interest revenues on trading securities held in inventory.

Private Client Services (“PCS”)

     PCS principally provides individual investors with financial advice and investment products and services, including equity and fixed income securities, mutual funds and annuities. This segment also includes net interest income on client margin loans. PCS has 867 financial advisers operating in 94 branch offices in 18 Midwest, Mountain and West Coast states.

Corporate Support and Other

     Corporate Support and Other consists primarily of the Company’s investments in limited partnerships that invest in venture capital funds and the venture capital subsidiary. It also includes business activities managed on a corporate basis, including enterprise-wide administrative support functions.

     Reportable segment financial results for the respective three months ended March 31, are as follows:

			Private Client		Corporate Support		Consolidated
	Capital Markets		Services		and Other		Company
(Dollars in thousands)	2004	2003	2004	2003	2004	2003	2004	2003

Net revenues	$111,880	$83,742	$95,542	$84,866	$1,978	$599	$209,400	$169,207
Direct operating expense	74,510	61,614	72,666	68,850	10,644	7,287	157,820	137,751

Direct contribution	37,370	22,128	22,876	16,016	(8,666)	(6,688)	51,580	31,456
Support cost	17,731	13,985	10,606	9,550	—	—	28,337	23,535

Pre-tax operating income (loss) before unallocated charges	$19,639	$8,143	$12,270	$6,466	$(8,666)	$(6,688)	23,243	7,921

Cash award program							1,071	—
Royalty fee							—	946

Consolidated income before taxes							$22,172	$6,975

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes included elsewhere in this report. Certain statements in this Report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, the future prospects of Piper Jaffray Companies. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following: (1) we may experience increased costs resulting from decreased purchasing power and size compared to that provided by our association with U.S. Bancorp prior to the spin-off, (2) we compete with U.S. Bancorp with respect to clients we both serviced prior to the spin-off and may not be able to retain these clients, (3) the continued ownership of U.S. Bancorp common stock and options by our executive officers and some of our directors will create, or will appear to create, conflicts of interest, (4) we have agreed to certain restrictions to preserve the tax treatment of the spin-off, which reduce our strategic and operating flexibility, (5) we have agreed to indemnify U.S. Bancorp for taxes and related losses resulting from any actions we take that cause the spin-off to fail to qualify as a tax-free transaction, (6) the separation and distribution agreement entered into between U.S. Bancorp and us contains cross-indemnification obligations that either party may be unable to satisfy, (7) developments in market and economic conditions have in the past adversely affected, and may in the future adversely affect, our business and profitability, (8) we may not be able to compete successfully with other companies in the financial services industry, (9) our underwriting and market-making activities may place our capital at risk, (10) an inability to readily divest or transfer trading positions may result in financial losses to our business, (11) use of derivative instruments as part of our risk management techniques may place our capital at risk, while our risk management techniques themselves may not fully mitigate our market risk exposure, (12) an inability to access capital readily or on terms favorable to us could impair our ability to fund operations and could jeopardize our financial condition, (13) our technology systems are critical components of our operations and failure of those systems may disrupt our business, cause financial loss and constrain our growth, (14) our business is subject to extensive regulation that limits our business activities, and a significant regulatory action against our company may have a material adverse financial effect or cause significant reputational harm to our company, (15) regulatory capital requirements may adversely affect our ability to expand or maintain present levels of our business or impair our ability to meet our financial obligations, (16) our exposure to legal liability is significant, and could lead to substantial damages and restrictions on our business going forward, (17) we may suffer losses if our reputation is harmed, (18) provisions in our certificate of incorporation and bylaws and of Delaware law may prevent or delay an acquisition of our company, which could decrease the market value of our common stock, and (19) other factors identified in the document entitled “Risk Factors” filed as Exhibit 99.1 to this Form 10-Q and in our subsequent reports filed with the SEC. These reports are available at our Web site at www.piperjaffray.com and at the SEC’s Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

Results of Operations

BUSINESS ENVIRONMENT

     Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Our profitability is sensitive to a variety of factors, including the volume and value of trading in securities, the volatility of the equity and fixed income markets, the level and shape of various yield curves and the demand for investment banking services as reflected by the number and size of public offerings and merger and acquisition transactions. In addition, we provide services to certain focus industries and sectors, the performance of which may not correlate to the overall market. Our Capital Markets business focuses primarily on the consumer, financial institutions, health care and technology industries within the corporate sector and health care, higher education, housing, and state and local government entities within the government/non-profit sector. Such industries may experience growth or downturns independently of general economic and market conditions, or may face market conditions that are disproportionately better or worse than those impacting the economy and markets generally, which may affect our business differently than overall market trends. Moreover, our Private Client Services business primarily operates in the Midwest, Mountain and West Coast states, and an economic growth spurt or downturn that disproportionately impacts one or all of these regions may disproportionately affect our business compared with companies operating in other regions or more nationally or globally. These factors may cause our results to differ from the overall trends and conditions of the financial markets. Given the variability of the capital markets and securities businesses, results of any individual period should not be considered indicative of future results.

     Overall market conditions have been and may continue to be impacted by political events, legislative and regulatory developments and related changes in investor sentiments most recently caused by uncertainties about terrorist acts, geo-political events and corporate accounting restatements. Because many of these factors are unpredictable and beyond our control, our earnings may fluctuate significantly from period to period.

RECENT TRENDS

     In the first three months of 2004, the pace of economic growth remained strong. U.S. job creation advanced to a four-year high in March, after posting disappointing job growth in January and February; corporate earnings continued to rise and inflation held in check. The first quarter ended with the performance of the broad indices reflecting mixed results, following excellent performance in 2003. The Dow Jones Industrial Average declined .9%; the NASDAQ Composite Index declined .5%; and the Standard & Poor’s 500 posted a 1.3% gain for the first quarter. An accommodating monetary environment continued with the Federal Reserve holding steady on its target interest rate.

FINANCIAL SUMMARY

     The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				Results of Operations
				as a Percentage of Net
	Results of Operations			Revenues

	For the Three Months Ended			For the Three Months Ended
	March 31,			March 31,
			2004
(Amounts in thousands)	2004	2003	v2003	2004	2003
Revenues:
Commissions and fees	$69,512	$59,897	16.1%	33.2%	35.4%
Principal transactions	52,076	50,267	3.6	24.8	29.7
Investment banking	64,862	38,106	70.2	31.0	22.5
Interest	12,463	11,496	8.4	6.0	6.8
Other income	14,400	14,868	(3.1)	6.9	8.8

Total revenues	213,313	174,634	22.1	101.9	103.2

Interest expense	(3,913)	(5,427)	(27.9)	(1.9)	(3.2)

Net revenues	209,400	169,207	23.8	100.0	100.0

Non-interest expenses:
Compensation and benefits	129,707	108,906	19.1	61.9	64.4
Occupancy and equipment	13,732	14,078	(2.5)	6.6	8.3
Communications	10,458	8,946	16.9	5.0	5.3
Floor brokerage and clearance	4,800	5,923	(19.0)	2.3	3.5
Marketing and business development	10,662	9,346	14.1	5.1	5.5
Outside services	9,158	8,634	6.1	4.4	5.1
Cash award program	1,071	—	N/M	0.5	—
Royalty fee	—	946	(100.0)	—	0.6
Other operating expenses	7,640	5,453	40.1	3.6	3.2

Total non-interest expenses	187,228	162,232	15.4	89.4	95.9

Income before taxes	22,172	6,975	217.9	10.6	4.1

Income tax expense	8,382	2,282	267.3	4.0	1.3

Net income	$13,790	$4,693	193.8%	6.6%	2.8%

               NM – Not Meaningful

     Net income increased to $13.8 million for the three months ended March 31, 2004, up from $4.7 million for the three months ended March 31, 2003, reflecting the improved economy and financial market conditions that began during the second half of 2003 and continued into 2004. Net revenues increased to $209.4 million for the three months ended March 31, 2004, up 23.8 percent over the same period last year. The largest component of our revenue stream was commissions and fees at $69.5 million, up 16.1 percent from the corresponding period of the prior year. Commissions and fees increased due to greater private client demand for equities and equity-related products in the first quarter of 2004. In addition, commission and fee revenues rose due to increased managed account balances during the first three months of 2004, which led to increased managed account fees. Profits on principal transactions grew 3.6 percent from the year-ago period, largely due to higher equity institutional sales volumes, offset in part by lower fixed income institutional sales activity due to compressed spreads in our corporate products. Investment banking revenue increased 70.2 percent for the three months ended March 31, 2004 versus the prior year period, which was driven by a substantial increase in equity underwriting activity. Non-interest expenses increased to $187.2 million for the three months ended March 31, 2004, from $162.2 million for the three months ended March 31, 2003. This increase is primarily due to higher variable compensation costs resulting from increases in revenue and improved financial performance.

CONSOLIDATED NON-INTEREST EXPENSES

Compensation and Benefits

     Compensation and benefits increased to $129.7 million for the three months ended March 31, 2004, from $108.9 million for the corresponding period in the prior year, or up 19.1 percent. The increase in compensation and benefits expense is due primarily to increases in the variable portion of our compensation expense as a result of increased revenues and operating profits. In addition, effective January 1, 2004, we adopted the fair value method of accounting for stock-based compensation as prescribed by SFAS 123, which expenses the fair value of all stock-based awards over their vesting period. All of our equity-based awards were granted in the first quarter, resulting in $1.4 million of compensation expense.

Occupancy and Equipment

     Occupancy and equipment expenses were $13.7 million for the three months ended March 31, 2004, compared with $14.1 million for the three months ended March 31, 2003. This decrease was due primarily to a reduction in base rent expense attributed to the consolidation of space at our headquarters and branch offices completed in anticipation of the spin off from U.S. Bancorp, offset partially by increased software amortization costs associated with the implementation of a new fixed income trading system in late 2003.

Communications

     Communication expenses include costs for telecommunication and data communication, primarily from third-party market data information providers. Communication expenses were $10.5 million for the three months ended March 31, 2004, compared with $8.9 million for the three months ended March 31, 2003. This increase was due primarily to higher communication infrastructure costs as a result of our separation from U.S. Bancorp. Additionally, market data services expenses increased marginally as a result of increased business activity.

Floor Brokerage and Clearance

     Floor brokerage and clearance expenses were $4.8 million for the three months ended March 31, 2004, compared with $5.9 million for the three months ended March 31, 2003, a decrease of 19.0 percent. This decrease is due to our continued efforts to reduce fees for accessing electronic communication networks and our effort to execute a greater number of trades through our own trading desks. As a result of these efforts, floor brokerage and clearance expense as a percentage of net revenues was reduced to 2.3 percent for the three months ended March 31, 2004 from 3.5 percent in the corresponding period of the prior year.

Marketing and Business Development

     Marketing and business development expenses include travel and entertainment, postage, supplies and promotional and advertising costs. The majority of these expenses fluctuate with increases or decreases in business activity. Marketing and business development expenses were $10.7 million for the three months ended March 31, 2004 compared with $9.3 million for the three months ended March 31, 2003. This increase is primarily attributable to increased travel costs as a result of higher equity deal activity and an expansion of our fixed income corporate sales and trading staff in New York.

Outside Services

     Outside services expenses include securities processing expenses, outsourced technology functions, legal and other professional fees. Outside services expenses increased to $9.2 million for the three months ended March 31, 2004, compared with $8.6 million for the corresponding period in the prior year, or up 6.1 percent. This increase primarily reflects the costs for outsourcing our mainframe and network processing to a third-party vendor and new costs associated with being a public company.

Cash Award Program

     A broad group of employees has been granted cash awards pursuant to a program that we established in connection with our spin off from U.S. Bancorp. The award program is intended to aid in retention of employees and to compensate employees for the value of U.S. Bancorp stock options and restricted stock lost as a result of our spin off from U.S. Bancorp. The cash award program has an aggregate value of approximately $47.0 million. We incurred a $24.0 million charge in connection with this program at the time of the spin off from U.S. Bancorp, which is included in our fourth quarter of 2003 results of operations. The remaining cash awards will vest and be paid out over the next four years.

Royalty Fee

     As a subsidiary of U.S. Bancorp, we were charged royalty fees for the use of U.S. Bancorp tradenames and trademarks. These charges were discontinued at the time of the spin off from U.S. Bancorp.

Other Operating Expenses

     Other operating expenses include insurance costs, reserves for employee loan losses, litigation-related costs, licenses and registration fees, charitable contributions and, in 2003, prior to the spin off from U.S. Bancorp, service charges from U.S. Bancorp and its affiliates for corporate support. Other operating expenses increased to $7.6 million for the three months ended March 31, 2004, compared with $5.5 million for the three months ended March 31, 2003. This increase relates primarily to increased corporate insurance costs as a result of being a stand-alone public entity. Also contributing to the increase are additional charitable contribution costs and litigation-related expenses. As discussed in our Form 10-K for the year ended December 31, 2003, we joined the Minnesota Keystone Program, a voluntary program co-founded by Piper Jaffray Companies 25 years ago, for corporations that commit a portion of their pre-tax earnings to non-profit organizations.

Income Taxes

     The provision for income taxes was $8.4 million, an effective tax rate of 37.8 percent, for the three months ended March 31, 2004, compared with $2.3 million, an effective tax rate of 32.7 percent, for the three months ended March 31, 2003. The increased effective tax rate is attributable to a decrease in the ratio of municipal interest income, which is non-taxable, to taxable income for the three months ended March 31, 2004, as compared to the year-ago period.

SEGMENT PERFORMANCE

     We measure financial performance by business segment, including Capital Markets, Private Client Services, and Corporate Support and Other. The business segments are determined based upon factors such as the type of customers, the nature of products and services provided and the distribution channels used to provide those products and services. Segment pre-tax operating income or loss and segment operating margin are used to evaluate and measure segment performance by our management team in deciding how to allocate resources and in assessing performance in relation to our competitors. Segment pre-tax operating income or loss is derived from our business unit profitability reporting systems by specifically attributing customer relationships and their related revenues and expenses. Expenses directly managed by the business unit are accounted for within each segment’s pre-tax operating income or loss. Investment research, operations, technology and compliance costs are allocated based on each segment’s use of these functions to support its business. General and administrative expenses incurred by centrally managed corporate support functions are included within Corporate Support and Other. To enhance the comparability of business segment results over time, royalty fees previously assessed by U.S. Bancorp and retention cash awards granted to employees in connection with our separation from U.S. Bancorp are not included in segment pre-tax operating income or loss. Designations, assignments and allocations may change from time to time as financial reporting systems are enhanced and methods of evaluating performance change or business segments are realigned to better serve our customer base. The presentation reflects our current management structure and, accordingly, all periods are presented on a comparable basis.

     Our primary revenue-producing segments, Capital Markets and Private Client Services, have different compensation plans and non-compensation cost structures that impact the operating margins of the two segments differently during periods of increasing or decreasing business activity and revenues. Compensation expense for Capital Markets is driven primarily by pre-tax operating profit of the segment, whereas compensation expense for Private Client Services is driven primarily by net revenues.

     The following table provides our segment performance for the periods presented:

Segment Performance

	For the Three Months Ended March 31,
			2004
(Dollars in thousands)	2004	2003	v2003
Net revenues
Capital Markets	$111,880	$83,742	33.6%
Private Client Services	95,542	84,866	12.6
Corporate Support and Other	1,978	599	230.2

Total	$209,400	$169,207	23.8%

Pre-tax operating income (loss) before unallocated charges (a)
Capital Markets	$19,639	$8,143	141.2%
Private Client Services	12,270	6,466	89.8
Corporate Support and Other	(8,666)	(6,688)	(29.6)

Total	$23,243	$7,921	193.4%

Pre-tax operating margin before unallocated charges
Capital Markets	17.6%	9.7%
Private Client Services	12.8%	7.6%

Total	11.1%	4.7%

(a) See Reconciliation to pre-tax operating income including unallocated charges for detail on expenses excluded from segment performance.

Reconciliation to pre-tax operating income including unallocated charges:
Pre-tax operating income before unallocated charges	$23,243	$7,921
Cash award program	1,071	—
Royalty fee	—	946

Consolidated income before income tax expense	$22,172	$6,975

CAPITAL MARKETS

	For the Three Months Ended March 31,
			2004
(Dollars in thousands)	2004	2003	v2003
Net revenues:
Institutional sales and trading
Fixed income	$19,296	$22,841	(15.5)%
Equities	34,487	27,184	26.9

Total institutional sales and trading	53,783	50,025	7.5

Investment banking
Underwriting
Fixed income	14,721	12,859	14.5
Equities	26,918	4,534	493.7
Mergers and acquisitions	13,152	13,249	(0.7)

Total investment banking	54,791	30,642	78.8

Other net interest income	2,306	1,971	17.0
Other income	1,000	1,104	(9.4)

Total net revenues	$111,880	$83,742	33.6%

Pre-tax operating income before unallocated charges	$19,639	$8,143	141.2%

Pre-tax operating margin	17.6%	9.7%

     Institutional sales and trading revenues are composed of all the revenues generated through facilitating customer trades, including principal transaction revenues, commissions and the interest income or expense associated with financing or hedging our inventory positions. In assessing the profitability of institutional sales and trading activities, we view principal transactions, commissions and net interest revenues in the aggregate. Institutional sales increased 7.5 percent to $53.8 million for the quarter ended March 31, 2004, due to higher equity institutional sales volumes, offset in part by lower fixed income institutional sales activity due primarily to compressed spreads in certain corporate bond products. We expect softening within fixed income institutional sales to continue given the increase in interest rates that began in mid-March and continued into April.

     During the first quarter of 2004, we expanded our fixed income capability in New York by hiring a team of 14 sales and trading professionals specializing in investment grade corporate bond securities. These 14 new hires will complement our current research-based corporate product platform, thereby expanding our capabilities for our middle market clients. While having minimal revenue impact during the first quarter of 2004, we anticipate future incremental revenue growth in this area as they become fully operational.

     Investment banking revenue increased to $54.8 million for the three months ended March 31, 2004, compared with $30.6 million for the three months ended March 31, 2003, up 78.8 percent. This increase reflects higher equity underwriting activity resulting from improved economic and market conditions. We completed 25 equity offerings, raising $3.6 billion in capital for our clients, during the first quarter of 2004 versus seven equity offerings, raising $700 million in capital, during the first quarter of 2003.

     Segment pre-tax operating margin for Capital Markets increased to 17.6 percent for the three months ended March 31, 2004 compared with 9.7 percent for the corresponding period of the prior year. The increase in pre-tax operating margin is due primarily to the increase in net revenues and the leveraging of our fixed expenses.

PRIVATE CLIENT SERVICES

	For the Three Months Ended March 31,
			2004
(Dollars in thousands)	2004	2003	v2003
Net revenues
Commissions and fees	$92,379	$81,854	12.9%
Net interest	3,163	3,012	5.0

Total net revenues	$95,542	$84,866	12.6%

Pre-tax operating income before unallocated charges	$12,270	$6,466	89.8%

Pre-tax operating margin	12.8%	7.6%

Number of financial advisors (period end)	867	969	(10.5)%

     Private Client Services net revenues increased to $95.5 million for the three months ended March 31, 2004, compared with $84.9 million for the three months ended March 31, 2003, due primarily to increased commissions resulting from greater private client demand for equity and equity-related products, which was driven by improved individual investor sentiment. In addition, managed account fees increased 20.9 percent as a result of increased managed account assets. Assets under management increased from $44 billion at March 31, 2003 to $51 billion at March 31, 2004, largely due to the improved equity market.

     Segment pre-tax operating margin for Private Client Services increased to 12.8 percent for the three months ended March 31, 2004, compared with 7.6 percent for the corresponding period in 2003. This increase is primarily attributable to increased net revenues combined with the leveraging of fixed expenses such as occupancy, communications, marketing and business development and certain outside services expenses.

     Financial advisors include both developing and experienced financial advisors. The number of financial advisors decreased by 10.5% compared to the first quarter of 2003. This attrition was due in part to speculation prior to the spin off regarding our future, and was also impacted by a new compensation plan implemented in mid-2003 that contributed to significant attrition among lower-end producers. As of the end of the first quarter of 2004, we believe we have largely worked through the attrition in financial advisors and are working to grow our financial advisor ranks. We anticipate growing our financial advisor ranks by training professionals to become future financial advisors and selectively recruiting experienced financial advisors.

CORPORATE SUPPORT AND OTHER

     Corporate Support and Other includes revenues primarily attributable to our venture capital subsidiary and our investments in limited partnerships that invest in venture capital funds. The Corporate Support and Other segment also includes interest expense on our subordinated debt, which is recorded as a reduction of net revenues. Net revenues increased to $2.0 million for the three months ended March 31, 2004, compared with $0.6 million for the corresponding period in the prior year. This change was due in part to a reduction in interest expense on our subordinated debt as we reduced our subordinated debt balance by $35 million in the fourth quarter of 2003. In addition, a loss was recorded in the first quarter of 2003 compared to a gain in 2004 pertaining to our investments in limited partnerships.

Critical Accounting Policies

     Our accounting and reporting policies comply with accounting principles generally accepted in the United States of America and conform to practices within the securities industry. The preparation of financial statements requires management to make estimates and assumptions that could materially affect reported amounts in the consolidated financial statements. Critical accounting policies are those policies that management believes are the most important to the portrayal of our financial condition and results of operations, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical, including, among others, whether the estimates are significant to the consolidated financial statements taken as a whole, the nature of the estimates, the ability to readily validate the estimates with other information including third-party or independent pricing sources, the sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be used under accounting principles generally accepted in the United States of America.

     For a full description of our significant accounting policies see Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. We believe that of our significant policies, the following are our critical accounting policies.

VALUATION OF FINANCIAL INSTRUMENTS

     Substantially all of our financial instruments are recorded at fair value or contract amounts which approximate fair value. Financial instruments carried at contract amounts that approximate fair value either have short-term maturities (one year or less), are repriced frequently, or bear market interest rates and, accordingly, are carried at amounts approximating fair value. Financial instruments carried at contract amount on the consolidated statements of financial condition include receivables from and payables to brokers, dealers and clearing organizations, securities purchased under agreements to resell, securities sold under agreements to repurchase, receivables from and payables to customers, short-term financing and subordinated debt. Financial instruments recorded at fair value are priced based upon independent sources such as listed market prices or dealer price quotations. Unrealized gains and losses related to these financial instruments are reflected in the consolidated statements of operations.

     For investments in illiquid or privately held securities that do not have readily determinable fair values, the determination of fair value requires management to estimate the value of the securities using the best information available. Among the factors considered by management in determining the fair value of financial instruments are the cost, terms and liquidity of the investment, the financial condition and operating results of the issuer, the quoted market price of publicly traded securities with similar quality and yield and other factors generally pertinent to the valuation of investments. In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of a similar security without restriction but may be reduced by an amount estimated to reflect such restrictions. In addition, even where the value of a security is derived from an independent source, certain assumptions may be required to determine the security’s fair value. For instance, we generally assume that the size of positions in securities that we hold would not be large enough to affect the quoted price of the securities if we sell them, and that any such sale would happen in an orderly manner. The actual value realized upon disposition could be different from the currently estimated fair value.

GOODWILL

     We record all assets and liabilities acquired in purchase acquisitions, including goodwill, at fair value as required by Statement of Financial Accounting Standards No. 141, “Business Combinations.” At March 31, 2004, we had goodwill of $305.6 million as a result of the 1998 acquisition of Piper Jaffray Companies Inc. and its subsidiaries by U.S. Bancorp. We had no recorded indefinite-lived assets or other intangibles as of that date.

     The initial recognition of goodwill and other intangible assets and subsequent impairment analysis require management to make subjective judgments concerning estimates of how the acquired assets or businesses will perform in the future using valuation methods including discounted cash flow analysis. Additionally, estimated cash flows may extend beyond ten years and, by their nature, are difficult to determine over an extended timeframe. Events and factors that may significantly affect the estimates include, among others, competitive forces, changes in revenue growth trends, cost structures and technology, changes in discount rates and market conditions. In determining the reasonableness of cash flow estimates, management reviews historical performance of the underlying assets or similar assets in an effort to assess and validate assumptions used in its estimates.

     In assessing the fair value of our operating segments, the volatile nature of the securities markets and our industry requires our management to consider the business and market cycle and assess the stage of the cycle in estimating the timing and extent of future cash flows. In addition to estimating the fair value of an operating segment based on discounted cash flows, management considers other information to validate the reasonableness of its valuations including public market comparables, multiples of recent mergers and acquisitions of similar businesses and third-party assessments. Valuation multiples may be based on revenues, price-to-earnings and tangible capital ratios of comparable public companies and business segments. These multiples may be adjusted to consider competitive differences including size, operating leverage, and other factors. We determine the carrying amount of an operating segment based on the capital required to support the segment’s activities including its tangible and intangible assets. The determination of a segment’s capital allocation requires management judgment and considers many factors, including the regulatory capital requirements and tangible capital ratios of comparable public companies in relevant industry sectors. In certain circumstances, management may engage a third party to validate independently its assessment of the fair value of its operating segments. If during any future period it is determined that an impairment exists, the results of operations in that period could be materially affected.

STOCK-BASED COMPENSATION

     As part of our compensation of employees, we use stock-based compensation, including stock options and restricted stock. Compensation related to restricted stock is amortized over the vesting period of the award, which is generally three years, and is included in our results of operations as compensation. Accounting principles generally accepted in the United States allow alternative methods of accounting for stock options, including an “intrinsic value” method and a “fair value” method. The intrinsic value method is intended to reflect the impact of stock options on stockholders based on the appreciation in the stock option over time, generally driven by financial performance. The fair value method requires an estimate of the value of stock options to be recognized as compensation over the vesting period of the awards. Prior to our spin off from U.S. Bancorp, we utilized the intrinsic value method and did not recognize the impact of these awards as compensation expense. Accordingly, we provided disclosure of the impact of the estimated fair value of stock options on our compensation and reported income in the notes to the consolidated financial statements. In determining the estimated fair value of stock options, we used the Black-Scholes option-pricing model, which requires judgment regarding certain assumptions, including the expected life of the options granted, dividend yields and stock volatility. Certain of these assumptions were based on the stock performance of U.S. Bancorp and may not reflect assumptions that would be used by us as a stand-alone entity.

     Effective January 1, 2004, we elected to account on a prospective basis for stock-based employee compensation under the fair value method, as prescribed by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting and Disclosure of Stock-Based Compensation” and as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure.” The amended standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, we are required to present prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation utilized and its effect on the reported results.

CONTINGENCIES

     We are involved in various pending and potential complaints, arbitrations, legal actions, investigations and proceedings related to our business. Some of these matters involve claims for substantial amounts, including claims for punitive and other special damages. The number of these complaints, legal actions, investigations and regulatory proceedings has been increasing in recent years. We have, after consultation with outside counsel and consideration of facts currently known by management, recorded estimated losses in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” to the extent that claims are probable of loss and the amount of the loss can be reasonably estimated. The determination of these reserve amounts requires significant judgment on the part of management. In making these determinations, management considers many factors, including, but not limited to, the loss and damages sought by the plaintiff or claimant, the basis and validity of the claim, the likelihood of successful defense against the claim, and the potential for, and magnitude of, damages or settlements from such pending and potential complaints, legal actions, arbitrations, investigations and proceedings, and fines and penalties or orders from regulatory agencies.

     Under the terms of our separation and distribution agreement with U.S. Bancorp and ancillary agreements, we will generally be responsible for all liabilities relating to our business, including those liabilities relating to our business while it was operated as a segment of U.S. Bancorp under the supervision of its management and board of directors and while our employees were employees of U.S. Bancorp servicing our business. Similarly, U.S. Bancorp will generally be responsible for all liabilities relating to the businesses U.S. Bancorp retained. However, in addition to our established reserves, U.S. Bancorp has agreed to indemnify us in an amount of up to $17.5 million for losses that result from third-party claims relating to research analyst independence, regulatory investigations regarding the allocation of IPO shares to directors and officers of public companies, and regulatory investigations into our mutual fund practices. U.S. Bancorp has the right to terminate this indemnification obligation in the event of a change in control of our company.

     Subject to the foregoing, we believe, based on current knowledge, after consultation with counsel and after taking into account our established reserves and the U.S. Bancorp indemnity agreement, that pending legal actions, investigations and proceedings will be resolved with no material adverse effect on our financial condition. However, if, during any period, a potential adverse contingency should become probable or resolved for an amount in excess of the established reserves and indemnification, the results of operations in that period could be materially affected.

Liquidity and Capital Resources

     We have a liquid balance sheet. Most of our assets consist of cash and assets readily convertible into cash. Securities inventories are stated at fair value and are generally readily marketable. Customers’ margin loans are collateralized by securities and have floating interest rates. Other receivables and payables with customers and other brokers and dealers usually settle within a few days. Our assets are financed by our equity capital, bank lines of credit, subordinated debt, proceeds from securities lending and securities sold under agreements to repurchase, in addition to non-interest bearing liabilities, such as checks and drafts payable, payables to customers and employee compensation payable. The fluctuations in cash flows from financing activities are directly related to daily operating activities from our various businesses.

FUNDING SOURCES

     As of March 31, 2004, we had uncommitted credit agreements with banks totaling $550 million, comprising $450 million in discretionary secured lines and $100 million in discretionary unsecured lines. We have also established arrangements to obtain financing using our securities held by our clearing bank or clearing broker dealer at the end of each day as collateral. In addition, we will use repurchase agreements and securities lending as additional sources of funding.

     In addition to the $550 million of financing commitments described above, our broker dealer subsidiary is party to a $180 million subordinated debt facility with an affiliate of U.S. Bancorp, which has been approved by the NYSE for regulatory net capital purposes as allowable in our broker dealer subsidiary’s net capital computation. The interest on the subordinated debt facility is based on the three-month London Interbank Offer Rate and the entire amount outstanding matures in 2008.

CAPITAL REQUIREMENTS

     As a registered broker dealer and member firm of the NYSE, our broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of the NYSE. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. The NYSE may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rule and the net capital rule of the NYSE. We expect these provisions will not impact our ability to meet current and future obligations. In addition, we are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. Our broker dealer subsidiary is also registered with the Commodity Futures Trading Commission and therefore is subject to CFTC regulations. Piper Jaffray Ltd., our registered United Kingdom broker dealer subsidiary, is subject to the capital requirements of the U.K. Financial Services Authority.

Off-balance Sheet Arrangements

     Our off-balance sheet arrangements are described fully in Note 13 and Note 19 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Enterprise Risk Management

     Risk is an inherent part of our business. In the course of conducting business operations, we are exposed to a variety of risks. Market risk, credit risk, operational risk and legal, regulatory and compliance risk are the principal risks in our business activities. We seek to identify, assess and monitor each risk in accordance with defined policies and procedures. The extent to which we properly and effectively manage each of the various types of risk involved in our activities is critical to our financial condition and profitability. For a full discussion of our risk management framework, see Management’s Discussion and Analysis of Financial Condition and Results of Operation included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

VALUE-AT-RISK

     Value-at-Risk (“VaR”) is the potential loss in market value, for a given confidence level and time horizon, which could occur for a portfolio of securities.

     During the first quarter of 2004, we changed the confidence level and time horizon used in our VaR model in order to be more consistent with industry practice. We now use a 95% confidence level instead of a 99% confidence level, and a one-day time horizon instead of a ten-day time horizon. We now also include the risk-reducing diversification benefit between business lines. This effect arises because inventory positions across products are not perfectly correlated. A 95% confidence level and one-day time horizon mean that there is a 5% chance that daily net trading revenues will experience a loss equal to or greater than the reported VaR. In other words, on average, we expect daily trading revenue shortfalls to exceed our VaR estimate about once a month.

     We perform a daily VaR analysis on substantially all of our trading positions, including fixed income, equities, convertible bonds, and all associated hedges. We use a VaR model because it provides a common metric for assessing market risk across business lines and products. The modeling of the market risk characteristics of our trading positions involves a number of assumptions and approximations. While we believe that these assumptions and approximations are reasonable, different assumptions and approximations could produce different VaR estimates.

     VaR has inherent limitations, including reliance on historical data to predict future market risk, and the quantitative risk information is limited by the parameters established in creating the models. However, we believe that VaR models are an appropriate methodology for comparing market risk profiles across different products, business lines, and different companies in the financial services industry.

     In addition to daily VaR estimates, we calculate the potential market risk to our trading positions under selected stress scenarios. We calculate the daily 99.9% VaR estimates both with and without diversification benefits for each risk category and firmwide. These stress tests allow us to measure the potential effects on net revenue from adverse changes in market volatilities, correlations, and trading liquidity.

     The following table provides a quantification of the estimated value-at-risk for each component of market risk for the periods presented:

	At March 31,	At December 31,
(Dollars in thousands)	2004	2003
Interest Rate Risk	$589	$828
Equity Price Risk	342	299

Aggregate Undiversified Risk	931	1,127
Diversification Benefit	(480)	(613)

Aggregate Diversification Value-at-Risk	$451	$514

     The table below illustrates the high, low and average value-at-risk calculated on a daily basis for each component of market risk during the three months ended March 31, 2004 and the calendar year 2003.

For the Three Months Ended March 31, 2004 (Dollars in thousands)	High	Low	Average
Interest Rate Risk	$1,446	$434	$973
Equity Price Risk	503	226	325
Aggregate Undiversified Risk	1,695	790	1,298
Aggregate Diversified Risk	945	345	595

For the Year Ended December 31, 2003 (Dollars in thousands)	High	Low	Average
Interest Rate Risk	$1,193	$544	$870
Equity Price Risk	1,051	256	536
Aggregate Undiversified Risk	1,971	1,028	1,406
Aggregate Diversified Risk	944	481	664

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information under the caption Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management” above in this Report is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES.

     As of the end of the period covered by this quarterly report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are involved in a number of complaints, legal actions, arbitrations, investigations and proceedings, including those described below, concerning matters arising in connection with our business. Some of these actions have been brought on behalf of various classes of plaintiffs and seek substantial or indeterminate damages. These matters include legal proceedings relating to our business that we assumed liability for pursuant to the separation and distribution agreement with U.S. Bancorp. As a result, although U.S. Bancorp may remain as a named defendant in certain proceedings, we will manage the litigation and indemnify U.S. Bancorp for the costs, expenses and judgments in such litigation.

     We are also involved, from time to time, in investigations and proceedings by governmental agencies and self-regulatory organizations, which can result in fines or other disciplinary action being imposed on us. The number of these investigations has also increased in recent years. We believe that the increase in such matters may result in higher professional fees and litigation-related expenses than we have incurred in the past.

     We are named as defendants in various judicial, regulatory and arbitration proceedings in addition to the matters described below. Additionally, legal proceedings may be brought from time to time in the future. Although there can be no assurance as to the ultimate outcome of a particular matter, we have generally denied, or believe that we have meritorious defenses and will deny, liability in all significant actions pending against us and we intend to vigorously defend such actions. In view of the inherent difficulty of predicting the outcome of legal proceedings, particularly where the plaintiffs seek substantial or indeterminate damages or where novel legal theories or a large number of parties are involved, we cannot state with confidence what the eventual outcome of currently pending matters will be, what the timing of the ultimate resolution of these matters will be or what the eventual result in each pending matter will be. Subject to the foregoing caveat, we believe, based upon our current knowledge, after appropriate consultation with outside legal counsel and taking into account our contingent loss reserves and the U.S. Bancorp indemnity agreement described in Note 7 to our unaudited consolidated financial statements, included in this Form 10-Q, that pending judicial, regulatory and arbitration proceedings will be resolved with no material adverse effect on our financial condition, although the outcome of a particular matter may be material to our operating results for any particular period, depending, in part, upon the operating results for that period.

Capital Markets

     Antigenics Litigation

     We have been named, along with certain present and former employees, in an action entitled Antigenics, Inc. v. U.S. Bancorp Piper Jaffray Inc., Scott Beardsley and Peter Ginsberg, No. 03 Civ. 971 (RCC), U.S. District Court for the Southern District of New York, that was filed on February 14, 2003. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and various common law claims, including breach of fiduciary duty, interference with economic relations, libel, injurious falsehood, breach of contract, unfair and deceptive trade practice, and tort, in connection with the discontinuation of research coverage of Antigenics on or about January 4, 2002 and seeks unspecified damages. Defendants filed a motion to dismiss this action on May 2, 2003. The Court entered its Memorandum and Order dismissing the complaint in its entirety on January 5, 2004. On February 23, 2004, the plaintiff filed a notice of appeal from the order dismissing the complaint and that appeal is pending in the U.S. Court of Appeals for the Second Circuit.

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

     Pursuant to the settlement, we agreed to pay an aggregate of $32.5 million, consisting of $12.5 million in fines and penalties to be paid to the states, $12.5 million to be paid to the SEC, NASD and NYSE for a distribution fund primarily representing disgorgement of profits and $7.5 million to fund independent third-party research to clients over the next five years. We also are required to adopt structural reforms relating to our equity research and investment banking operations. To implement these reforms, we have made a number of structural, operational and other changes to our business. The ongoing costs associated with these changes are not determinable. The required reforms are discussed below. The cost of the retrospective relief and independent research was provided for in our consolidated financial statements for the year ended December 31, 2002. See Note 11 to the consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2003.

     With respect to structural reforms, we and the other settling firms have agreed that research and investment banking will be physically separated, research analysts’ compensation will not be based directly or indirectly on investment banking revenues, investment banking will not participate in the analyst evaluation process, investment banking will have no role in determining companies covered in research, research analysts will be prohibited from participating in efforts to solicit investment banking business (including pitches and roadshows), research reports will disclose whether we do or are seeking to do business with the issuer, and upon termination of coverage we will issue a final research report discussing the reasons for the termination. Additionally, we will publish on our Web site certain information regarding our research to facilitate analysis of our analysts’ performance, and we will retain an independent monitor to conduct a review of our compliance with the agreed upon structural reforms. As part of the settlement, we are subject to a final judgment entered in federal district court ordering us to comply with the terms of the settlement and enjoining us from violating certain securities laws and NASD and NYSE rules in the future. Failure to comply with the injunction could result in us being held in contempt of the court’s order and subject to sanctions. On October 31, 2003, the Court approved and entered the final judgment in the SEC action. Moreover, the settlements with the NYSE, NASD and 48 states, as well as Puerto Rico and the District of Columbia, are final. We presently anticipate that approval of the settlement will be sought from the remaining states over the next several weeks. In connection with this settlement, we have joined the other leading securities firms that are part of the settlement in an initiative that generally prohibits the allocation of shares in initial public offerings to executives and directors of public companies.

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

     Initial Public Offering Fee Antitrust Litigation

     We have been named, along with other leading securities firms, as a defendant in several putative class actions filed in the U.S. District Court for the Southern District of New York in 1998. The Court’s order, dated February 11, 1999, consolidated these purported class actions for all purposes as In re Public Offering Fee Antitrust Litigation, Case No. 98 CV 7890 (LMM). The consolidated amended complaint seeks unspecified compensatory damages, treble damages and injunctive relief. The consolidated amended complaint was filed on behalf of purchasers of shares issued in certain initial public offerings for U.S. companies and alleges that defendants conspired in offerings of an amount between $20 and $80 million to fix the underwriters’ discount at 7.0 percent of the offering amount in violation of Section 1 of the Sherman Act. The Court dismissed this consolidated action with prejudice and denied plaintiffs’ motion to amend the complaint and include an issuer plaintiff. The Court stated that its decision did not affect any class actions filed on behalf of issuer plaintiffs. The Second Circuit Court of Appeals reversed the district court’s decision on December 13, 2002 and remanded the action to the district court. A motion to dismiss was filed with the district court on March 26, 2003 seeking dismissal of this action and the issuer plaintiff action described below in their entirety, based upon the argument that the determination of underwriting fees is implicitly immune from the antitrust laws because of the extensive federal regulation of the securities markets. Plaintiffs filed their opposition to the motion to dismiss on April 25, 2003. The underwriter defendants filed a motion for leave to file a supplemental memorandum of law in further support of their motion to dismiss on June 10, 2003. The Court denied the motion to dismiss based upon implied immunity in its memorandum and order dated June 26, 2003. A supplemental memorandum in support of the motion to dismiss, applicable only to this action because the purported class consists of indirect purchasers, was filed on June 24, 2003 and seeks dismissal based upon the argument that the proposed class members cannot state claims upon which relief can be granted. Plaintiffs filed a supplemental memorandum in opposition to defendants’ motion to dismiss on July 9, 2003. Defendants filed a reply in further support of the motion to dismiss on July 25, 2003. A decision on the motion to dismiss is currently pending. Defendants’ answers to the consolidated amended complaint are currently due on or before April 23, 2004. Discovery is proceeding at this time.

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

     With respect to breakpoint discounts, regulators are reviewing the extent to which brokerage firms may have failed to provide appropriate discounts on front-end sales charges available to customers who invest significant amounts in front-end load mutual funds. As part of this review we participated in an industry-wide self-assessment of breakpoint compliance and reported the results to the NASD. Based on those results, the NASD directed us to undertake certain steps, including notifying customers and reviewing certain transactions to determine whether customers are entitled to a refund, and then report the results of the refund program to the NASD. The NASD advised us that it does not intend to institute formal disciplinary proceedings against us based on any failures to provide appropriate breakpoint discounts, provided that we have undertaken the corrective measures outlined by the NASD. We substantially completed the refund program during the first quarter and expect to complete remaining work as required by the NASD during the second quarter of 2004. Based on information currently available to us, we do not believe that the breakpoint refund program will be material to our financial condition or results of operations.

     Late trading involves the practice of allowing investors to submit or cancel trades for mutual fund shares after the market close but at the closing price, thereby taking advantage of post-close information. Market timing involves rapid trading in mutual fund shares in an attempt to exploit discrepancies between fund share prices and the value of underlying fund assets, typically in international funds. In connection with the industry-wide investigation into late trading and market timing, the SEC and the NASD have requested information from various parties, including many broker dealers. We have received requests for information from the SEC and NASD related to late trading and market timing and have provided responsive documents and information. Additionally, we conducted our own internal review of our policies, procedures and practices on these subjects and have taken remedial and other actions where we believed it to be appropriate. Based on the information we have provided to regulators and our own internal review, we are not aware of any instances of late trading involving the firm or its employees or, with respect to market timing, any instances where customers or employees entered into arrangements with any mutual fund to allow a customer to engage in market timing contrary to policies of the mutual fund. We are, however, aware of four situations in which firm customers appear to have been engaged in a market timing investment strategy, and on our own initiative we have taken disciplinary action against two employees related to one such situation. Based on our review of the facts involved in the other three instances, we did not believe that disciplinary action was necessary under the circumstances.

     We are aware that regulators are reviewing various industry practices relating to the marketing of mutual funds and compensation arrangements between fund companies and brokerage firms, including “directed brokerage” arrangements whereby fund companies direct trading business to broker dealers as part of a broader relationship in which the broker dealers distribute mutual funds of those companies. Specifically, we are aware that the SEC and the NASD are investigating approximately 12 brokerage firms with a view to possible violations of rules requiring adequate disclosure of compensation arrangements between fund companies and brokerage firms and prohibiting favoring the sale of mutual fund shares on the basis of trading commissions received or expected. While we are not currently among the firms being investigated, we have undertaken our own internal review of our policies, procedures and practices related to mutual fund marketing and compensation arrangements and have taken remedial and other actions where we believed it to be appropriate. In this regard we have voluntarily disclosed to the NASD facts related to a limited number of compensation arrangements and two directed brokerage arrangements between our firm and certain mutual fund companies, and are responding to requests for documents and information. Although we believe that such arrangements were not uncommon within the industry, aspects of our arrangements may have been inconsistent with SEC or NASD rules, and we intend to work in cooperation with the NASD and other regulators to resolve any potential issues.

     Raul F.L. Pupo Arbitration

     We were served with a statement of claim commencing an arbitration proceeding entitled Raul F.L. Pupo v. U.S. Bancorp Piper Jaffray Inc., NASD-DR Arbitration No. 03-2519, on April 22, 2003. The statement of claim asserts purported claims for breach of third-party contract, breach of contract, negligence and gross negligence, negligent failure to train and supervise, violation of federal securities law, breach of implied contract/unjust enrichment, common law fraud and breach of fiduciary duty. These claims are based upon the alleged mishandling of the claimant’s accounts. The claimant seeks actual damages in excess of $74 million and interest, punitive damages and costs. The claimant filed an Amended Statement of Claim on June 5, 2003. We filed our answer and affirmative defenses on July 2, 2003. The arbitration hearing is currently scheduled for September 27-October 1, November 15-20, 22 and 23, 2004 in Boca Raton, Florida. The week of January 24-28, 2005 has also been reserved for additional hearing dates, if necessary. Discovery is proceeding at this time.

     Investigations

     The NASD and SEC are investigating the activities of one former financial advisor in our Butte, Montana branch office. The NASD recently reached a settlement with this individual regarding an enforcement action brought against him alleging that he engaged in certain sales practice violations prior to the termination of his employment in March 2001. These investigations also relate, in part, to our supervision of this former employee. We are cooperating fully with these investigations and have responded to requests for documents and information.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     A third-party trustee makes open-market purchases of our stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit		Method of
Number	Description	Filing
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Section 1350 Certifications.	File herewith

99.1	Risk Factors.	Filed herewith

(b) REPORTS ON FORM 8-K.

     The following Current Reports on Form 8-K were filed during the quarterly period covered by this report:

•	Current Report on Form 8-K dated January 28, 2004 (announcing the availability of the financial results for the Company’s fourth fiscal quarter and fiscal year ended December 31, 2003)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2004.

PIPER JAFFRAY COMPANIES

By	/s/ Andrew S. Duff

Its	Chairman and CEO

By	/s/ Sandra G. Sponem

Its	Chief Financial Officer

Exhibit Index

Exhibit		Method of
Number	Description	Filing
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	File herewith

99.1	Risk Factors.	Filed herewith