Form 10-Q
period 2004-06-30
PIPER JAFFRAY COMPANIES
filed 2004-08-04
CIK 1230245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-31720

PIPER JAFFRAY COMPANIES

(Exact Name of Registrant as specified in its Charter)

DELAWARE	30-0168701
(State or Other Jurisdiction of
Incorporation or Organization)	(IRS Employer Identification No.)

800 Nicollet Mall, Suite 800
Minneapolis, Minnesota	55402
(Address of Principal Executive Offices)	(Zip Code)

(612) 303-6000
(Registrant’s Telephone Number, Including Area Code)

     Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered

Common Stock, par value $0.01 per share	The New York Stock Exchange
Preferred Share Purchase Rights	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES ☐      NO ☑

     As of July 19, 2004, the Registrant had 19,851,190 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition as of June 30, 2004 and December 31, 2003

Consolidated Statements of Operations for the three months and six months ended June 30, 2004 and June 30, 2003

Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and June 30, 2003

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit Index
Amended and Restated 2003 Annual and Long-Term Incentive Plan
Form of Stock Option Agreement for Annual Employee Grant
Form of Restricted Stock Agreement for Annual Employee Grant
Form of Stock Option Agreement for Non-Employee Director Grants
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certifications Furnished Pursuant to Section 906
Risk Factors

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Piper Jaffray Companies
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2004	2003
(Amounts in thousands, except share data)	(Unaudited)
Assets

Cash and cash equivalents	$23,990	$84,436
Cash and cash equivalents segregated for regulatory purposes	—	66,000
Receivables:
Customers (net of allowance of $1,993)	464,642	463,557
Brokers, dealers and clearing organizations	434,923	238,393
Deposits with clearing organizations	57,171	66,570
Securities purchased under agreements to resell	228,029	306,987

Trading securities owned	751,730	336,819
Trading securities owned and pledged as collateral	340,360	314,618

Total trading securities owned	1,092,090	651,437

Fixed assets (net of accumulated depreciation and amortization of $113,671 and $103,573, respectively)	55,940	60,757
Goodwill (net of accumulated amortization of $52,531)	305,635	305,635
Other receivables	35,135	38,553
Other assets	91,450	92,147

Total assets	$2,789,005	$2,374,472

Liabilities and Shareholders’ Equity

Short-term bank financing	$160,000	$159,000
Payables:
Customers	206,175	226,163
Checks and drafts	40,685	64,438
Brokers, dealers and clearing organizations	370,029	224,208
Securities sold under agreements to repurchase	179,264	178,716
Trading securities sold, but not yet purchased	689,454	386,281
Accrued compensation	127,197	194,583
Other liabilities and accrued expenses	135,523	91,288

Total liabilities	1,908,327	1,524,677

Subordinated debt	180,000	180,000

Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized, 19,333,261 issued and outstanding at June 30, 2004 and 19,334,261 issued and outstanding at December 31, 2003	193	193
Additional paid-in capital	673,715	669,602
Retained earnings	26,770	—

Total shareholders’ equity	700,678	669,795

Total liabilities and shareholders’ equity	$2,789,005	$2,374,472

See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
(Amounts in thousands, except per share data)
Revenues:

Commissions and fees	$65,776	$65,445	$135,288	$125,342
Principal transactions	50,243	60,267	102,319	110,534
Investment banking	68,180	57,652	133,042	95,758
Interest	11,088	11,811	23,551	23,307
Other income	16,407	15,202	30,807	30,070

Total revenues	211,694	210,377	425,007	385,011

Interest expense	4,391	5,327	8,304	10,754

Net revenues	207,303	205,050	416,703	374,257

Non-interest expenses:

Compensation and benefits	127,690	127,070	257,397	235,976
Occupancy and equipment	13,683	12,596	27,415	26,674
Communications	10,712	9,538	21,170	18,484
Floor brokerage and clearance	4,559	5,904	9,359	11,827
Marketing and business development	11,131	9,362	21,793	18,708
Outside services	9,922	8,358	19,080	16,992
Cash award program	1,269	—	2,340	—
Royalty fee	—	1,033	—	1,979
Other operating expenses	7,647	17,761	15,287	23,214

Total non-interest expenses	186,613	191,622	373,841	353,854

Income before income tax expense	20,690	13,428	42,862	20,403
Income tax expense	7,710	4,806	16,092	7,088

Net income	$12,980	$8,622	$26,770	$13,315

Earnings per common share
Basic	$0.67	$0.45	$1.38	$0.69
Diluted	$0.67	$0.45	$1.38	$0.69
Weighted average number of common shares
Basic	19,333	19,223	19,333	19,206
Diluted	19,395	19,223	19,380	19,206

See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2004	2003
Operating Activities:

Net income	$26,770	$13,315
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,427	9,504
Deferred income taxes	8,457	(2,968)
Loss on disposal of fixed assets	17	32
Amortization of stock-based compensation	4,113	1,947
Forgivable loan reserve	(2,000)	8,800
Decrease (increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	66,000	—
Receivables:
Customers	(1,085)	(3,487)
Brokers, dealers and clearing organizations	(196,530)	(354,161)
Deposits with clearing organizations	9,399	(32,538)
Securities purchased under agreements to resell	78,958	78,424
Net trading securities owned	(137,480)	(40,597)
Other receivables	5,418	522
Other assets	(7,760)	12,653
Increase (decrease) in operating liabilities:
Payables:
Customers	(19,988)	90,237
Checks and drafts	(23,753)	(5,115)
Brokers, dealers and clearing organizations	142,148	287,845
Securities sold under agreements to repurchase	(2,529)	(71,043)
Accrued compensation	(67,386)	(19,948)
Other liabilities and accrued expenses	44,235	12,012

Net cash used in operating activities	(62,569)	(14,566)

Investing Activities:

Purchases of fixed assets, net	(5,627)	(7,162)

Net cash used in investing activities	(5,627)	(7,162)

Financing Activities:

Increase in securities loaned	3,673	19,453
Increase in securities sold under agreements to repurchase	3,077	60,674
Increase (decrease) in short-term bank financing, net	1,000	(66,853)
Capital distribution to U.S. Bancorp	—	(3,486)

Net cash provided by financing activities	7,750	9,788

Net decrease in cash and cash equivalents	(60,446)	(11,940)

Cash and cash equivalents at beginning of period	84,436	32,615

Cash and cash equivalents at end of period	$23,990	$20,675

Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$7,249	$10,308
Income taxes	$902	$3,200

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

     Prior to the Distribution, the consolidated financial statements included the accounts and operations of Piper Jaffray Companies and its subsidiaries as well as certain assets, liabilities and related operations transferred to Piper Jaffray Companies from USB immediately prior to the Distribution. The consolidated financial statements, for periods prior to the Distribution, include the adjustments necessary to reflect its operations as if the organizational changes had been consummated prior to the Distribution. However, the consolidated financial statements for periods prior to the Distribution included herein may not necessarily be indicative of Piper Jaffray Companies’ results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had Piper Jaffray Companies been a stand-alone company prior to the Distribution.

Basis of Presentation

     The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. The Company’s policy is to consolidate all entities in which it owns more than 50 percent of the outstanding voting stock unless it does not control the entity and any variable interest entities (“VIEs”) for which it is the primary beneficiary. All material intercompany balances have been eliminated. Where appropriate, prior periods’ financial information has been reclassified to conform to the current period presentation.

     The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring and that are necessary for a fair statement of the results for the interim periods presented. In accordance with these rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. The consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

     Special purpose entities (“SPEs”) are trusts, partnerships or corporations established for a particular limited purpose. The Company follows the accounting guidance in Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” to determine whether or not such SPEs are required to be consolidated. The Company engages in transactions with SPEs for the purpose of securitizing fixed rate municipal bonds. These SPEs generally meet the SFAS 140 definition of a qualifying special purpose entity (“QPSE”). A QSPE can generally be described as an entity with significantly limited powers, which are intended to limit it to passively holding financial assets and distributing cash flows based upon predetermined criteria. Based upon the guidance in SFAS 140, the Company does not consolidate QSPEs. The Company accounts for its involvement with QSPEs under a financial components approach in which the Company recognizes only its retained residual interest in the QSPE, which it accounts for at fair value.

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 Summary of Significant Accounting Policies

Stock-Based Compensation

     Prior to the Distribution, certain employees of the Company were eligible to participate in USB employee incentive plans pursuant to which they received stock options and restricted stock that are described more fully in Note 10. The Company accounted for these stock option grants under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and accordingly, recognized no compensation expense for the stock option grants as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     Effective January 1, 2004, the Company adopted the fair value based method of accounting for grants of stock-based compensation, as prescribed by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting and Disclosure of Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amended the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Earnings Per Share

     Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Because Piper Jaffray Companies common stock was not publicly issued until December 31, 2003, the date of Distribution, the weighted average number of common shares outstanding for the three months and six months ended June 30, 2003 was calculated by applying the Distribution Ratio to the historical USB weighted average number of common shares outstanding for the same periods presented. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive restricted stock and stock options.

Note 3 Recent Accounting Pronouncements

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree healthcare plans. In January 2004, the FASB staff issued FASB Staff Position No. 106-1 (“FSP 106-1”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This statement permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer recognizing the effects of the Act until authoritative guidance on accounting for the federal subsidy was issued or until certain other events occurred. In May 2004, the FASB issued FASB Staff Position No. 106-2 (“FSP 106-2”), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which superseded FSP 106-1. FSP 106-2 provides guidance on the accounting for the effects of the Act and requires certain disclosures regarding the effect of the federal subsidy provided by the Act. FSP 106-2 will become effective for the Company in the third quarter of 2004. The Company maintains a postretirement benefit plan which provides a prescription drug benefit. The Company expects that application of this guidance will not have a material impact on the Company’s consolidated financial statements.

Note 4 Derivatives

     Derivative contracts are financial instruments such as forwards, futures, swaps or option contracts that derive their value from underlying assets, reference rates, indices or a combination of these factors. A derivative contract generally represents future commitments to purchase or sell financial instruments at specified terms on a specified date or to exchange currency or interest payment streams based on the contract or notional amount.

     Derivative contracts exclude certain cash instruments, such as mortgage-backed securities, interest-only and principal-only obligations and indexed debt instruments that derive their values or contractually required cash flows from the price of some other security or index.

     The market or fair values related to derivative contract transactions are reported on the Consolidated Statements of Financial Condition and any unrealized gain or loss resulting from changes in fair values of derivatives is recognized on the Consolidated

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)

Statements of Operations. Derivatives are reported on a net-by-counterparty basis when a legal right of offset exists under an enforceable netting agreement.

     In the normal course of business, the Company enters into derivative transactions to facilitate customer transactions and as a means to manage risk in certain fixed income inventory positions. The Company also enters into interest rate swap agreements to manage interest rate exposure associated with holding residual interest securities from its tender option bond program. The fair value of derivative contracts is included on the Consolidated Statements of Financial Condition and was approximately $4.6 million and ($2.2) million as of June 30, 2004, and December 31, 2003, respectively.

Note 5 Trading Securities Owned and Trading Securities Sold, but Not Yet Purchased

     Trading securities owned and trading securities sold, but not yet purchased were as follows:

	June 30,	December 31,
(Dollars in thousands)	2004	2003
Owned:
Corporate securities:
Equity securities	$18,105	$15,903
Convertible securities	104,260	78,474
Fixed income securities	258,839	90,459
Mortgage-backed securities	415,260	311,038
U.S. government securities	72,891	21,502
Municipal securities	222,735	134,061

	$1,092,090	$651,437

Sold, but not yet purchased:
Corporate securities:
Equity securities	$61,932	$46,700
Convertible securities	19,293	1,137
Fixed income securities	159,322	14,316
Mortgage-backed securities	280,658	118,754
U.S. government securities	168,230	205,110
Municipal securities	19	264

	$689,454	$386,281

     At June 30, 2004, and December 31, 2003, trading securities owned in the amounts of $340.4 million and $314.6 million, respectively, have been pledged as collateral for the Company’s secured borrowings, repurchase agreements and securities loaned activities.

     Trading securities sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. The Company is obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected on the Consolidated Statements of Financial Condition. The Company hedges changes in market value of its trading securities owned utilizing trading securities sold, but not yet purchased and interest rate swaps. It is the Company’s practice to hedge a significant portion of its trading securities owned.

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)

Note 6 Goodwill

     As reflected in the following table, there were no changes in the carrying value of goodwill by reportable segments for the six months ended June 30, 2004:

		Private	Corporate
	Capital	Client	Support and	Consolidated
	Markets	Services	Other	Company
(Dollars in thousands)
Balance at December 31, 2003	$220,035	$85,600	$—	$305,635
Goodwill acquired	—	—	—	—
Impairment losses	—	—	—	—

Balance at June 30, 2004	$220,035	$85,600	$—	$305,635

     The Company had no indefinite-lived or other intangible assets at June 30, 2004 or December 31, 2003.

Note 7 Short-Term Financing

     The Company has uncommitted credit agreements with banks totaling $550 million at June 30, 2004, composed of $450 million in discretionary secured lines and $100 million in discretionary unsecured lines. In addition, the Company has established arrangements to obtain financing using as collateral the Company’s securities held by its clearing bank and by another broker dealer at the end of each business day. Repurchase agreements and securities loaned to other broker dealers are also used as sources of funding. At June 30, 2004 and December 31, 2003, the Company had $157.0 million and $153.9 million, respectively, in repurchase agreements outstanding for financing purposes. The value of collateral received from securities loaned transactions was $184.8 million and $181.1 million at June 30, 2004 and December 31, 2003, respectively.

     Piper Jaffray has executed a $180 million subordinated debt agreement with an affiliate of USB, which satisfies provisions of Appendix D of SEC Rule 15c3-1 and has been approved by the New York Stock Exchange, Inc. (“NYSE”) and is therefore allowable in Piper Jaffray’s net capital computation. The entire amount of the subordinated debt will mature in 2008.

     The Company’s outstanding borrowings bear interest at rates based on the London Interbank Offered Rate or federal funds rate. At June 30, 2004 and December 31, 2003, the weighted average interest rate on borrowings was 2.24 percent and 2.07 percent, respectively. At June 30, 2004 and December 31, 2003, no formal compensating balance agreements existed, and the Company was in compliance with all debt covenants related to these facilities.

Note 8 Litigation

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

     The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential complaints, legal actions, investigations and proceedings. The Company’s reserves totaled $42.5 million and $41.7 million at June 30, 2004 and December 31, 2003, respectively, and are included within other liabilities and accrued expenses on the Consolidated Statements of Financial Condition. In addition to the established reserves, USB has agreed to indemnify the Company in an amount up to $17.5 million for certain legal and regulatory matters, of which approximately $17.2 million remains as of June 30, 2004. As announced on July 12, 2004, we reached a $2.4 million settlement with the NASD in connection with its investigation of the allocation of initial public offering shares to directors and officers of existing or potential investment banking clients. The full amount of this settlement is covered by the indemnity agreement with USB.

     Given the uncertainties of the commencement, timing, size, volume and outcome of pending and potential litigation and other factors, the reserve is difficult to determine and of necessity subject to future revisions. Subject to the foregoing, management of the

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)

Company believes, based on its current knowledge, after consultation with counsel and after taking into account its established reserves and the USB indemnity agreement, that pending legal actions, investigations and proceedings will be resolved with no material adverse effect on the financial condition of the Company. However, if during any period a potential adverse contingency should become probable or resolved for an amount in excess of the established reserves and indemnification, the results of operations in that period could be materially adversely affected.

Note 9 Net Capital Requirements and Other Regulatory Matters

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

     At June 30, 2004, net capital under the Rule was $244.4 million or 43.2 percent of aggregate debit balances, and $233.1 million in excess of the minimum required net capital.

     Advances to affiliates, repayment of subordinated debt, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the net capital rule of the SEC and regulatory bodies.

     Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the Financial Services Authority (“FSA”) of the United Kingdom. As of June 30, 2004, Piper Jaffray Ltd. was in compliance with the requirements of the FSA.

Note 10 Stock-Based Compensation and Cash Award Program

     In 2004, the Company has granted shares of restricted stock and options to purchase Piper Jaffray Companies common stock to employees and directors. These awards principally have three-year cliff vesting periods. The following table summarizes the Company’s stock options and restricted stock outstanding for the six months ended June 30, 2004:

		Weighted	Shares of
	Options	Average	Restricted Stock
	Outstanding	Exercise Price	Outstanding
December 31, 2003	—	—	—

Granted:
Stock options	322,005	$47.49	—
Restricted stock	—	—	527,732
Exercised	—	—	—
Canceled options	19,500	47.30	—
Canceled restricted stock	—	—	12,311

June 30, 2004	302,505	$47.50	515,421

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)

     Additional information regarding Piper Jaffray Companies options outstanding as of June 30, 2004 is as follows:

	Options Outstanding			Exercisable Options
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$47.30 - $51.05	302,505	9.6	$47.50	21,025	$50.17

     Effective January 1, 2004, the Company elected to account for stock-based employee compensation under the fair value based method as prescribed by SFAS 123 and as amended by SFAS 148. Therefore, employee and director stock options granted on and after January 1, 2004 are expensed by the Company over the option vesting period, based on the estimated fair value of the award on the date of grant using a Black-Scholes option-pricing model. Restricted stock continues to be amortized over its vesting period. For the quarter and six months ended June 30, 2004, the Company recorded compensation expense, net of estimated forfeitures, of $2.7 million and $4.1 million, respectively, related to stock option and restricted stock grants.

     The following table provides a summary of the valuation assumptions used by the Company to determine the estimated value of stock option grants in Piper Jaffray Companies common stock:

For the Six Months Ended
June 30, 2004
Weighted average assumptions in option valuation
Risk-free interest rates	3.20%
Dividend yield	0.00%
Stock volatility factor	40.00%
Expected life of options (in years)	5.79
Weighted average fair value of options granted	$21.24

     Certain of the Company’s employees are eligible to participate in a cash award program established in connection with the Distribution from USB on December 31, 2003. The program is intended to aid in retention of employees and to compensate employees for the value of USB stock options and restricted stock lost by employees as a result of the Distribution. No Company employees, officers or directors received Piper Jaffray Companies options or restricted stock as part of the Distribution. The cash award program has an aggregate maximum value of approximately $47.0 million. The Company incurred a $24.0 million charge at the time of the Distribution for the portion of the cash awards that were paid within 120 days of the Distribution. The remaining cash awards will vest and be paid out over the next four years. Participants must be employed on the date of payment to receive the award. Expense related to the cash award program is included as a separate line item on the Company’s Consolidated Statements of Operations.

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)

     While part of USB, the Company applied APB 25 in accounting for employee incentive plans, which provided for the award of stock options and restricted stock. Because the exercise price of USB employee stock options equaled the market price of the underlying stock on the date of the grant, under APB 25, no compensation expense was recognized. Pro forma information regarding compensation expense and net income has been determined as if the Company had accounted for employee stock option plans under the fair value method of SFAS 123 for the periods prior to the Distribution. The fair value of the options was estimated at the grant date using a Black-Scholes option-pricing model. The pro forma disclosure that follows is for USB options granted to the Company’s employees while employed by USB and are not representative of periods subsequent to the Distribution.

	For the Three Months Ended	For the Six Months Ended
(Dollars in thousands, except for per share data)	June 30, 2003	June 30, 2003
Reported compensation expense	$127,070	$235,976
Stock-based compensation	5,355	10,673

Pro forma compensation expense	$132,425	$246,649

Reported net income	$8,622	$13,315
Stock-based compensation, net of tax	(3,213)	(6,404)

Pro forma net income	$5,409	$6,911

Pro forma earnings per share	$.28	$.36

     Restricted shares of USB common stock, granted under USB employee incentive plans, vested over three to five years. Expense for restricted stock was based on the market price of USB stock at the time of the grant and amortized on a straight-line basis over the vesting period. Expense related to grants of USB restricted stock was $1.0 million and $1.9 million for the quarter and six months ended June 30, 2003.

Note 11 Earnings Per Share

     Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive restricted stock and stock options. Because Piper Jaffray Companies common stock was not publicly issued until December 31, 2003, the date of Distribution, the weighted average number of common shares outstanding for the quarter and six months ended June 30, 2003 was calculated by applying the Distribution Ratio to USB’s historical weighted average number of common shares outstanding for the applicable period. The computation of earnings per share is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
(Amounts in thousands, except per share data)
Net income	$12,980	$8,622	$26,770	$13,315

Shares for basic and diluted calculations:
Average shares used in basic computation	19,333	19,223	19,333	19,206
Stock options	—	—	—	—
Restricted stock	62	—	47	—
Average shares used in diluted computation	19,395	19,223	19,380	19,206

Earnings per share:
Basic	$0.67	$0.45	$1.38	$0.69
Diluted	$0.67	$0.45	$1.38	$0.69

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)

Note 12 Business Segments

     Within the Company, financial performance is measured by lines of business. The Company’s reportable business segments include Capital Markets, Private Client Services, and Corporate Support and Other. The business segments are determined based upon factors such as the type of customers, the nature of products and services provided and the distribution channels used to provide those products and services. Certain services that the Company offers are provided to clients through more than one of our business segments. These business segments are components of the Company about which financial information is available and is evaluated on a regular basis in deciding how to allocate resources and assess performance relative to competitors.

Basis for Presentation

     Segment results are derived from the Company’s financial reporting systems by specifically attributing customer relationships and their related revenues and expenses to the appropriate segment. Revenue-sharing of sales credits associated with underwritten offerings is based on the distribution channel generating the sales. Expenses directly managed by the segment, including salaries, commissions, incentives, employee benefits, occupancy, marketing and business development and other direct expenses, are accounted for within each segment’s financial results in a manner similar to the consolidated financial results. Investment research, operations, technology and compliance costs are allocated based on the segment’s use of these areas to support their businesses. General and administrative expenses incurred by centrally managed corporate support functions are included in Corporate Support and Other and are not allocated. To enhance the comparability of segment results, cash award program charges related to the Distribution, royalty fees previously assessed by USB and income taxes are not assigned to the segments, but are accounted for on an enterprise-wide basis. The financial management of assets, liabilities and capital is performed on an enterprise-wide basis. Net revenues from the Company’s non-U.S. operations were $3.1 million and $1.8 million for the quarters ended June 30, 2004 and 2003, respectively, and $6.1 million and $3.7 million for the six months ended June 30, 2004 and 2003, respectively, and are included in the Capital Markets business segment. Non-U.S. long-lived assets were $0.6 million at June 30, 2004, and December 31, 2003.

     Designations, assignments and allocations may change from time to time as financial reporting systems are enhanced and methods of evaluating performance change or segments are realigned to better serve the clients of the Company. Accordingly, prior period balances are reclassified and presented on a comparable basis.

Capital Markets (“CM”)

     CM includes institutional sales and trading services and investment banking services. Institutional sales and trading services focus on the sale of U.S. equities and fixed income products to institutions and government and non-profit entities. Investment banking services include management of and participation in underwritings, merger and acquisition services and public finance activities. Additionally, CM includes earnings on trading activities related to securities inventories held to facilitate customer transactions and net interest revenues on trading securities held in inventory.

Private Client Services (“PCS”)

     PCS principally provides individual investors with financial advice and investment products and services, including equity and fixed income securities, mutual funds and annuities. This segment also includes net interest income on client margin loans. As of June 30, 2004, PCS had 850 financial advisers operating in 94 branch offices in 18 Midwest, Mountain and West Coast states.

Corporate Support and Other

     Corporate Support and Other includes our venture capital business and activities managed on a corporate basis, such as enterprise-wide administrative support functions. Results for this segment primarily reflect management fees generated by the Company’s venture capital subsidiary and investments in limited partnerships that invest in venture capital funds, as well as interest expense on our subordinated debt and the expenses of other business activities managed on a corporate basis.

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)

     Reportable segment financial results are as follows:

			Private Client		Corporate Support
	Capital Markets		Services		and Other		Consolidated Company
Three Months Ended June 30,	2004	2003	2004	2003	2004	2003	2004	2003

(Dollars in thousands)
Net revenues	$113,598	$115,551	$88,071	$88,738	$5,634	$761	$207,303	$205,050
Direct operating expense	76,101	77,185	67,357	80,325	15,528	12,727	158,986	170,237

Direct contribution	37,497	38,366	20,714	8,413	(9,894)	(11,966)	48,317	34,813
Support cost	17,464	12,736	8,894	7,616	—	—	26,358	20,352

Pre-tax operating income before unallocated charges	$20,033	$25,630	$11,820	$797	$(9,894)	$(11,966)	$21,959	$14,461

Cash award program							1,269	—
Royalty fee							—	1,033

Consolidated income before taxes							$20,690	$13,428

			Private Client		Corporate Support
	Capital Markets		Services		and Other		Consolidated Company
Six Months Ended June 30,	2004	2003	2004	2003	2004	2003	2004	2003

(Dollars in thousands)
Net revenues	$225,478	$199,293	$183,613	$173,604	$7,612	$1,360	$416,703	$374,257
Direct operating expense	150,611	138,799	140,023	149,175	26,172	20,014	316,806	307,988

Direct contribution	74,867	60,494	43,590	24,429	(18,560)	(18,654)	99,897	66,269
Support cost	35,195	26,721	19,500	17,166	—	—	54,695	43,887

Pre-tax operating income before unallocated charges	$39,672	$33,773	$24,090	$7,263	$(18,560)	$(18,654)	$45,202	$22,382

Cash award program							2,340	—
Royalty fee							—	1,979

Consolidated income before taxes							$42,862	$20,403

Note 13 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

     The Company, in connection with its tender option bond program, has securitized $200.6 million of highly rated fixed rate municipal bonds. Each municipal bond is sold into a separate trust that is funded by the sale of variable rate certificates to institutional customers seeking variable rate, tax-free investment products. These variable rate certificates reprice weekly. The Company retains a residual interest in each trust, with such interest accounted for as a trading security, recorded at fair value on the Consolidated Statements of Financial Condition. The fair value of retained interests was $5.9 million at June 30, 2004, with a weighted average life of 10.4 years. Securitization transactions are treated as sales with the resulting gain included in principal transactions on the Consolidated Statements of Operations. Fair value of retained interests is estimated based on the present value of future cash flows using management’s best estimates of the key assumptions — forward yield curves, credit losses of 0 percent, and a 15 percent discount rate. The Company receives a fee to remarket the variable rate certificates derived from the securitizations. The Company enters into interest rate swaps to minimize any interest rate risk associated with the retained interests.

     At June 30, 2004, the sensitivity of the current fair value of retained interests to an immediate 10 percent or 20 percent adverse change in the key economic assumptions was not material.

     Certain cash flow activity for the municipal bond securitizations described above during 2004 includes:

Proceeds from new sales	$51.1 million
Remarketing fees received	$49,400
Cash flows received on retained interests	$2.9 million

     The Company has contracted with a major third party financial institution to act as the liquidity provider to the trusts. The Company has agreed to reimburse this party for any losses associated with providing liquidity to the trusts. The maximum exposure to loss at June 30, 2004 was approximately $200 million, which represents the outstanding amount of all trust certificates. This exposure to loss is mitigated by the underlying municipal bonds in the trusts, which are either AAA or AA rated. These bonds had a market value of approximately $200 million at June 30, 2004. The Company believes the likelihood it will be required to fund the reimbursement agreement obligation under any provision of the arrangement is remote and no liability for such guarantee has been recorded in the accompanying financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and exhibits included elsewhere in this report. Certain statements in this Report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, the future prospects of Piper Jaffray Companies. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following: (1) we may experience increased costs resulting from decreased purchasing power and size compared to that provided by our association with U.S. Bancorp prior to the spin-off, (2) we compete with U.S. Bancorp with respect to clients we both serviced prior to the spin-off and may not be able to retain these clients, (3) the continued ownership of U.S. Bancorp common stock and options by our executive officers and some of our directors will create, or will appear to create, conflicts of interest, (4) we have agreed to certain restrictions to preserve the tax treatment of the spin-off, which reduce our strategic and operating flexibility, (5) we have agreed to indemnify U.S. Bancorp for taxes and related losses resulting from any actions we take that cause the spin-off to fail to qualify as a tax-free transaction, (6) the separation and distribution agreement entered into between U.S. Bancorp and us contains cross-indemnification obligations that either party may be unable to satisfy, (7) developments in market and economic conditions have in the past adversely affected, and may in the future adversely affect, our business and profitability, (8) we may not be able to compete successfully with other companies in the financial services industry, (9) our underwriting and market-making activities may place our capital at risk, (10) an inability to readily divest or transfer trading positions may result in financial losses to our business, (11) use of derivative instruments as part of our risk management techniques may place our capital at risk, while our risk management techniques themselves may not fully mitigate our market risk exposure, (12) an inability to access capital readily or on terms favorable to us could impair our ability to fund operations and could jeopardize our financial condition, (13) our technology systems are critical components of our operations and failure of those systems may disrupt our business, cause financial loss and constrain our growth, (14) our business is subject to extensive regulation that limits our business activities, and a significant regulatory action against our company may have a material adverse financial effect or cause significant reputational harm to our company, (15) regulatory capital requirements may adversely affect our ability to expand or maintain present levels of our business or impair our ability to meet our financial obligations, (16) our exposure to legal liability is significant, and could lead to substantial damages and restrictions on our business going forward, (17) we may suffer losses if our reputation is harmed, (18) provisions in our certificate of incorporation and bylaws and of Delaware law may prevent or delay an acquisition of our company, which could decrease the market value of our common stock, and (19) other factors identified in the document entitled “Risk Factors” filed as Exhibit 99.1 to this Form 10-Q and in our subsequent reports filed with the SEC. These reports are available at our Web site at www.piperjaffray.com and at the SEC’s Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

EXECUTIVE OVERVIEW

     We are a focused securities firm dedicated to delivering superior financial advice, investment products and transaction execution within targeted sectors of the financial services marketplace. Our employees seek to build long-term relationships and use their expertise to provide value to our clients. We operate through three reportable segments: Capital Markets, Private Client Services, and Corporate Support and Other. Our Capital Markets business consists of equity and fixed income institutional sales and trading and investment banking services and generates revenues primarily through commissions and sales credits earned on equity and fixed income transactions, fees earned on investment banking and public finance activities and net interest on securities inventories. While we maintain securities inventories primarily to facilitate customer transactions, our Capital Markets business also realizes profits and losses from trading activities related to these securities inventories. Our Private Client Services business provides financial advice and a wide range of financial products and services to individual investors through our branch distribution network. It generates revenues primarily through commissions earned on equity and fixed income transactions, commissions earned for distribution of mutual funds and annuities, fees earned on fee-based investment management accounts and net interest from customers’ margin loan balances. Our Corporate Support and Other segment includes our venture capital business, which generates revenues through the management of venture capital funds and investments in limited partnerships that invest in venture capital funds.

The securities business is a human capital business; accordingly, compensation and benefits comprise the largest component of our expenses, and our performance is dependent upon our ability to attract, develop and retain highly skilled and motivated employees.

     Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Overall market conditions are a product of many factors, which are mostly unpredictable and beyond our control. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the volume and value of trading in securities, the volatility of the equity and fixed income markets, the level and shape of various yield curves and the demand for investment banking services as reflected by the number and size of public offerings and merger and acquisition transactions. Factors that differentiate our business within the financial services industry also may affect our financial results. For example, our Capital Markets business focuses primarily on the consumer, financial institutions, health care and technology industries within the corporate sector and health care, higher education, housing, and state and local government entities within the government/non-profit sector. These industries may experience growth or downturns independently of general economic and market conditions, or may face market conditions that are disproportionately better or worse than those impacting the economy and markets generally. In either case, our business could be affected differently than overall market trends. Our Private Client Services business primarily operates in the Midwest, Mountain and West Coast states, and an economic growth spurt or downturn that disproportionately impacts one or all of these regions may disproportionately affect our business compared with companies operating in other regions or more nationally or globally. In addition, our private client and equity trading business typically experiences seasonality, slowing down somewhat during the summer months. Given the variability of the capital markets and securities businesses, our earnings may fluctuate significantly from period to period, and results of any individual period should not be considered indicative of future results.

     In the first six months of 2004, we observed a number of economic trends that have influenced our business results to varying degrees. The second quarter ended with the broad indices maintaining a narrow trading range as financial markets grappled with uncertainty about interest rates, inflation and geopolitical events. Despite this uncertainty, the pace of economic growth remained strong. U.S. job creation surged in March and remained relatively strong in the second quarter; corporate earnings continued to rise and inflation was held in check. An accommodating monetary environment continued through the second quarter as the Federal Reserve held steady on its target interest rate. Expectations for a rate increase were confirmed when the Federal Reserve raised the Fed funds rate 0.25% to 1.25% at its June 30, 2004 Federal Open Market Committee meeting.

     Some of the key challenges currently facing securities firms, including our own business, include the following:

•	Intense competition and pricing pressures in the securities industry and the market’s desire to provide more price transparency;

•	Technological developments, which allow investors to execute trades directly with one another rather than working through a securities firm and to execute trades through electronic execution channels, reducing the fees that investors are willing to pay for execution;

•	Continued regulatory scrutiny of the industry, leading to changes in the way securities firms operate and increased operating costs.

We are focused on these challenges as we manage our business, and the impact of these challenges on the securities industry and our company may affect our results of operations.

RESULTS OF OPERATIONS

FINANCIAL SUMMARY FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

     The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				Results of Operations
				as a Percentage of Net
	Results of Operations			Revenues
	For the Three Months Ended			For the Three Months Ended
	June 30,			June 30,
			2004
	2004	2003	v2003	2004	2003
(Amounts in thousands)
Revenues:
Commissions and fees	$65,776	$65,445	0.5%	31.8%	31.9%
Principal transactions	50,243	60,267	(16.6)	24.2	29.4
Investment banking	68,180	57,652	18.3	32.9	28.1
Interest	11,088	11,811	(6.1)	5.3	5.8
Other income	16,407	15,202	7.9	7.9	7.4

Total revenues	211,694	210,377	0.6	102.1	102.6

Interest expense	(4,391)	(5,327)	(17.6)	(2.1)	(2.6)

Net revenues	207,303	205,050	1.1	100.0	100.0

Non-interest expenses:
Compensation and benefits	127,690	127,070	0.5	61.6	62.0
Occupancy and equipment	13,683	12,596	8.6	6.6	6.1
Communications	10,712	9,538	12.3	5.2	4.7
Floor brokerage and clearance	4,559	5,904	(22.8)	2.2	2.9
Marketing and business development	11,131	9,362	18.9	5.4	4.6
Outside services	9,922	8,358	18.7	4.8	4.1
Cash award program	1,269	—	N/M	0.6	—
Royalty fee	—	1,033	N/M	—	0.5
Other operating expenses	7,647	17,761	(56.9)	3.6	8.6

Total non-interest expenses	186,613	191,622	(2.6)	90.0	93.5

Income before taxes	20,690	13,428	54.1	10.0	6.5

Income tax expense	7,710	4,806	60.4	3.7	2.3

Net income	$12,980	$8,622	50.5%	6.3%	4.2%

     N/M — Not Meaningful

     Net income increased to $13.0 million for the three months ended June 30, 2004, up from $8.6 million for the three months ended June 30, 2003. Net revenues increased to $207.3 million for the three months ended June 30, 2004, up 1.1 percent over the same period last year. While net revenues only increased slightly, the mix of our business changed substantially as we derived more revenue from equity-related products and services in the quarter ended June 30, 2004 versus fixed income products and services in the quarter ended June 30, 2003. The largest component of our revenue stream was investment banking at $68.2 million, up 18.3 percent from the corresponding period of the prior year. The increase in investment banking revenue was driven by a substantial increase in mergers and acquisitions and equity underwriting activity. Commissions and fees were relatively flat when comparing the three months ended June 30, 2004 versus June 30, 2003, as increased managed account fees were offset by reduced equity commissions. Profits on principal transactions decreased 16.6 percent from the year-ago period, largely due to the decline in our fixed income institutional sales and trading business. Fixed income institutional sales and trading revenues hit a record level for Piper Jaffray in the second quarter of 2003, but uncertainty about interest rates has created a more challenging fixed income environment in 2004. Non-interest expenses decreased 2.6 percent to $186.6 million for the three months ended June 30, 2004, from $191.6 million for the three months ended June 30, 2003. This decrease was primarily attributable to lower losses on employee loans used for recruiting purposes, offset by new costs associated with being a stand-alone public company.

CONSOLIDATED NON-INTEREST EXPENSES

Compensation and Benefits

     Compensation and benefits increased 0.5 percent to $127.7 million for the three months ended June 30, 2004, from $127.1 million for the corresponding period in the prior year. Compensation and benefits as a percentage of net revenues decreased slightly from 62.0 percent for the three months ended June 30, 2003, to 61.6 percent for the three months ended June 30, 2004.

Occupancy and Equipment

     Occupancy and equipment expenses were $13.7 million for the three months ended June 30, 2004, compared with $12.6 million for the three months ended June 30, 2003. This increase was due primarily to increased software amortization costs associated with the implementation of a new fixed income trading system in late 2003, offset in part by a reduction in base rent expense attributed to the consolidation of space at our headquarters and branch offices.

Communications

     Communication expenses include costs for telecommunication and data communication, primarily from third-party market data information providers. Communication expenses were $10.7 million for the three months ended June 30, 2004, compared with $9.5 million for the three months ended June 30, 2003. This increase was due primarily to higher communication infrastructure costs as a result of our separation from U.S. Bancorp.

Floor Brokerage and Clearance

     Floor brokerage and clearance expenses were $4.6 million for the three months ended June 30, 2004, compared with $5.9 million for the three months ended June 30, 2003, a decrease of 22.8 percent. This decrease was due to our continued efforts to reduce expenses associated with accessing electronic communication networks and our effort to execute a greater number of trades through our own trading desks. As a result of these efforts, floor brokerage and clearance expense as a percentage of net revenues was reduced to 2.2 percent for the three months ended June 30, 2004, from 2.9 percent in the corresponding period of the prior year.

Marketing and Business Development

     Marketing and business development expenses include travel and entertainment, postage, supplies and promotional and advertising costs. Marketing and business development expenses were $11.1 million for the three months ended June 30, 2004, compared with $9.4 million for the three months ended June 30, 2003. This increase was primarily attributable to increased travel costs as a result of higher equity deal activity.

Outside Services

     Outside services expenses include securities processing expenses, outsourced technology functions, legal and other professional fees. Outside services expenses increased to $9.9 million for the three months ended June 30, 2004, compared with $8.4 million for the corresponding period in the prior year. This increase primarily reflects the costs for outsourcing our mainframe and network processing to a third-party vendor and new public company costs.

Cash Award Program

     A broad-based group of our employees was granted cash awards pursuant to a program that we established in connection with our spin off from U.S. Bancorp. The award program is intended to aid in retention and compensate employees for the value of U.S. Bancorp stock options and restricted stock lost as a result of our spin off from U.S. Bancorp. The cash award program has an aggregate value of approximately $47.0 million. We incurred a $24.0 million charge in connection with this program at the time of the spin off from U.S. Bancorp, which is included in our fourth quarter of 2003 results of operations. The remaining cash awards will vest and be paid out over the next four years.

Royalty Fee

     As a subsidiary of U.S. Bancorp, we were charged royalty fees for the use of U.S. Bancorp tradenames and trademarks. These charges were discontinued at the time of the spin off from U.S. Bancorp.

Other Operating Expenses

     Other operating expenses include insurance costs, reserves for financial advisor loan losses, litigation-related costs, licenses and registration fees and the expenses associated with our charitable giving program. Other operating expenses decreased to $7.6 million for the three months ended June 30, 2004, compared with $17.8 million for the three months ended June 30, 2003, a decrease of 56.9 percent. In the second quarter of 2003, we increased our allowance for loan losses by $8.8 million, related to certain forgivable loans made to financial advisors, in conjunction with implementing a new compensation plan that was expected to cause attrition among our lower-end financial advisors. As we believe we are largely through the attrition of financial advisors related to this new compensation plan and attrition was lower than originally expected, we reduced our financial advisor loan loss reserve $1.7 million in the second quarter of 2004. Further contributing to the decrease in other operating expenses were reduced litigation-related costs in the second quarter of 2004. These decreases in other operating expenses were offset in part by increased costs for corporate insurance as a result of being a stand-alone public company and expenses associated with our charitable giving program.

Income Taxes

     The provision for income taxes was $7.7 million, an effective tax rate of 37.3 percent, for the three months ended June 30, 2004, compared with $4.8 million, an effective tax rate of 35.8 percent, for the three months ended June 30, 2003. The increased effective tax rate is attributable to a decrease in the ratio of municipal interest income, which is non-taxable, to taxable income for the three months ended June 30, 2004, as compared to the year-ago period.

SEGMENT PERFORMANCE

     We measure financial performance by business segment. Our three segments are Capital Markets, Private Client Services, and Corporate Support and Other. We determined these segments based on factors such as the type of customers served, the nature of products and services provided and the distribution channels used to provide those products and services. Segment pre-tax operating income or loss and segment operating margin are used to evaluate and measure segment performance by our management team in deciding how to allocate resources and in assessing performance in relation to our competitors. Segment pre-tax operating income or loss is derived from our business unit profitability reporting systems by specifically attributing customer relationships and their related revenues and expenses. Expenses directly managed by the business unit are accounted for within each segment’s pre-tax operating income or loss. Investment research, operations, technology and compliance costs are allocated based on each segment’s use of these functions to support its business. General and administrative expenses incurred by centrally managed corporate support functions are included within Corporate Support and Other. To enhance the comparability of business segment results over time, royalty fees previously assessed by U.S. Bancorp and the cash awards granted to employees in connection with our separation from U.S. Bancorp are not included in segment pre-tax operating income or loss. We may change designations, assignments and allocations from time to time as our financial reporting systems are enhanced and methods of evaluating performance change or business segments are realigned to better serve our customer base. The presentation reflects our current management structure and, accordingly, all periods are presented on a comparable basis.

     Our primary revenue-producing segments, Capital Markets and Private Client Services, have different compensation plans and non-compensation cost structures that impact the operating margins of the two segments differently during periods of increasing or decreasing business activity and revenues. Compensation expense for Capital Markets is driven primarily by pre-tax operating income of the segment, whereas compensation expense for Private Client Services is driven primarily by net revenues.

     The following table provides our segment performance for the periods presented:

	For the Three Months Ended June 30,
			2004
	2004	2003	v2003
(Dollars in thousands)
Net revenues
Capital Markets	$113,598	$115,551	(1.7)%
Private Client Services	88,071	88,738	(0.8)
Corporate Support and Other	5,634	761	640.3

Total	$207,303	$205,050	1.1%

Pre-tax operating income (loss) before unallocated charges (a)
Capital Markets	$20,033	$25,630	(21.8)%
Private Client Services	11,820	797	1,383.1
Corporate Support and Other	(9,894)	(11,966)	(17.3)

Total	$21,959	$14,461	51.8%

Pre-tax operating margin before unallocated charges
Capital Markets	17.6%	22.2%
Private Client Services	13.4%	0.9%
Total	10.6%	7.1%

(a)	See Reconciliation to pre-tax operating income including unallocated charges for detail on expenses excluded from segment performance.

Reconciliation to pre-tax operating income including unallocated charges:
Pre-tax operating income before unallocated charges	$21,959	$14,461
Cash award program	1,269	—
Royalty fee	—	1,033

Consolidated income before income tax expense	$20,690	$13,428

CAPITAL MARKETS

	For the Three Months Ended June 30,
			2004
	2004	2003	v2003
(Dollars in thousands)
Net revenues:
Institutional sales and trading
Fixed income	$18,876	$30,901	(38.9)%
Equities	30,268	31,909	(5.1)

Total institutional sales and trading	49,144	62,810	(21.8)

Investment banking
Underwriting
Fixed income	14,540	18,276	(20.4)
Equities	20,888	17,800	17.3
Mergers and acquisitions	26,399	13,167	100.5

Total investment banking	61,827	49,243	25.6

Other net interest income	3,151	2,571	22.6
Other income	(524)	927	(156.5)

Total net revenues	$113,598	$115,551	(1.7)%

Pre-tax operating income before unallocated charges	$20,033	$25,630	(21.8)%

Pre-tax operating margin	17.6%	22.2%

     Institutional sales and trading revenues are composed of all the revenues generated through facilitating customer trades, including principal transaction revenues, commissions and the interest income or expense associated with financing or hedging our inventory positions. In assessing the profitability of institutional sales and trading activities, we view principal transactions, commissions and net interest revenues in the aggregate. Equity institutional sales and trading decreased slightly for the three months ended June 30, 2004, compared to the corresponding period in 2003, due primarily to a reduction in revenue from our convertible bond business. Fixed income institutional sales and trading revenues decreased 38.9% to $18.9 million for the quarter ended June 30, 2004. The significant decline in fixed income revenues from the year-ago period is primarily attributable to substantially reduced institutional client order flow and reduced trading profits. Our fixed income business achieved record revenues in the second quarter of last year driven by high-yield corporate bonds where we have proprietary research capabilities. The uncertain interest rate environment in 2004 has created a more challenging fixed income environment compared to 2003. As a result of this challenging environment, we have taken steps to reduce our Value-at-Risk. This reduction limits both the risk and the potential return associated with principal transactions. We anticipate the trend in fixed income sales and trading activity to continue in the second half of 2004 as the potential for rising interest rates decreases demand for fixed income products.

     Investment banking revenue increased to $61.8 million for the three months ended June 30, 2004, compared with $49.2 million for the three months ended June 30, 2003, up 25.6 percent. This increase reflects higher equity underwriting and merger and acquisition activity due to improved economic and equity market conditions. We completed 25 equity offerings, raising $3.1 billion in capital for our clients, during the second quarter of 2004 versus 10 equity offerings, raising $1.6 billion in capital, during the second quarter of 2003. Mergers and acquisitions activity increased industry-wide, and we completed 11 deals valued at $2.6 billion in the second quarter of 2004 versus five deals valued at $0.7 billion for the same period in 2003. Offsetting this increase in investment banking revenues was a 20.4 percent decrease in fixed income underwriting as the rising interest rate environment resulted in a lower number of public finance deals.

     Segment pre-tax operating margin for the prior year quarter exceeded historical annual margins due to reduced expenses during the three months ended June 30, 2003, related to investment research and technology related projects.

PRIVATE CLIENT SERVICES

	For the Three Months Ended June 30,
			2004
(Dollars in thousands)	2004	2003	v2003
Net revenues	$88,071	$88,738	(0.8)%
Pre-tax operating income before unallocated charges	$11,820	$797	1,383.1%
Pre-tax operating margin	13.4%	0.9%
Number of financial advisors	850	924	(8.0)%
(period end)

     Private Client Services net revenues were relatively flat when comparing the three months ended June 30, 2004, and the corresponding period in the prior year, as higher managed account assets in the second quarter of 2004 resulted in increased managed account fees, which were offset by a reduction in transactional business. The reduction in transactional business was due largely to an 8.0 percent decline in the number of financial advisors compared to June 30, 2003. Assets under management increased from $48 billion at June 30, 2003 to $49 billion at June 30, 2004, largely due to the improved equity market. We expect private client activity to remain soft in the third quarter of 2004 due to continuing uncertainty about interest rates, inflation and geopolitical events as well as the traditional summer slowdown in individual investor activity.

     Segment pre-tax operating margin for Private Client Services increased to 13.4 percent for the three months ended June 30, 2004, compared with 0.9 percent for the corresponding period in 2003. This increase was primarily attributable to the $8.8 million employee loan loss reserve taken in the second quarter of 2003 in connection with the implementation of a new Private Client Services compensation plan and a $1.7 million reduction in our employee loan loss reserve taken in the second quarter of 2004.

     The number of financial advisors includes both developing and experienced financial advisors. The decline in the number of financial advisors from the year-ago period was due in part to the implementation of the new compensation plan in mid-2003, which contributed to significant attrition among lower-end producers. While we believe attrition among our financial advisors due to the new compensation plan has largely abated, we continue to experience some attrition as a result of the highly competitive nature of the industry. We are working to grow our financial advisor ranks, which we expect to accomplish over the long term primarily by training professionals to become financial advisors and by selectively recruiting experienced financial advisors.

CORPORATE SUPPORT AND OTHER

     Corporate Support and Other includes revenues primarily attributable to our venture capital subsidiary and our investments in limited partnerships that invest in venture capital funds. The Corporate Support and Other segment also includes interest expense on our subordinated debt, which is recorded as a reduction of net revenues. Net revenues increased to $5.6 million for the three months ended June 30, 2004, compared with $0.8 million for the corresponding period in the prior year. This change was due primarily to revenue recorded in the quarter ended June 30, 2004, pertaining to our investments in two limited partnerships that are consolidated for financial statement purposes. These limited partnerships included an investment in a company that had its initial public offering during the second quarter of 2004. As a result of the public offering, these limited partnerships recognized approximately $3.8 million in net revenues and approximately $2.8 million in minority interest expense. In addition, interest expense on our subordinated debt decreased as we reduced our subordinated debt balance by $35.0 million in the fourth quarter of 2003.

FINANCIAL SUMMARY FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

     The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				Results of Operations
				as a Percentage of Net
	Results of Operations			Revenues
	For the Six Months Ended			For the Six Months Ended
	June 30,			June 30,
			2004
	2004	2003	v2003	2004	2003
(Amounts in thousands)
Revenues:
Commissions and fees	$135,288	$125,342	7.9%	32.4%	33.5%
Principal transactions	102,319	110,534	(7.4)	24.6	29.6
Investment banking	133,042	95,758	38.9	31.9	25.6
Interest	23,551	23,307	1.0	5.7	6.2
Other income	30,807	30,070	2.5	7.4	8.0

Total revenues	425,007	385,011	10.4	102.0	102.9

Interest expense	(8,304)	(10,754)	(22.8)	(2.0)	(2.9)

Net revenues	416,703	374,257	11.3	100.0	100.0

Non-interest expenses:
Compensation and benefits	257,397	235,976	9.1	61.8	63.1
Occupancy and equipment	27,415	26,674	2.8	6.6	7.1
Communications	21,170	18,484	14.5	5.1	4.9
Floor brokerage and clearance	9,359	11,827	(20.9)	2.2	3.2
Marketing and business development	21,793	18,708	16.5	5.2	5.0
Outside services	19,080	16,992	12.3	4.6	4.5
Cash award program	2,340	—	N/M	0.6	—
Royalty fee	—	1,979	N/M	—	0.5
Other operating expenses	15,287	23,214	(34.1)	3.6	6.2

Total non-interest expenses	373,841	353,854	5.6	89.7	94.5

Income before taxes	42,862	20,403	110.1	10.3	5.5

Income tax expense	16,092	7,088	127.0	3.9	1.9

Net income	$26,770	$13,315	101.1%	6.4%	3.6%

     N/M — Not Meaningful

     Except as discussed below, the underlying reasons for variances to the prior year are substantially the same as the comparative quarterly discussion, and the statements contained in the foregoing discussion also apply for the six-month comparison.

     Net income increased to $26.8 million for the six months ended June 30, 2004, up from $13.3 million for the six months ended June 30, 2003, reflecting the improved economy and financial market conditions that began during the second half of 2003 and have continued into 2004. Net revenues increased to $416.7 million for the six months ended June 30, 2004, up 11.3 percent over the same period last year. The largest driver of this increase was investment banking, as revenues increased 38.9 percent for the six months ended June 30, 2004, versus the prior-year period. This increase was driven by a substantial increase in equity underwriting and merger and acquisition activity during the first half of 2004. Commissions and fees increased to $135.3 million, up 7.9 percent from the corresponding period of the prior year. Commissions and fees rose due to increased managed account balances during the first six months of 2004, primarily reflecting improved market performance, which led to increased managed account fees. In addition, individual investor demand for equities and equity-related products increased in the first half of 2004. Profits on principal transactions decreased 7.4 percent from the year-ago period, largely due to the decline in fixed income institutional sales and trading. Partially offsetting the decline in fixed income institutional sales and trading were higher equity institutional sales volumes. Non-interest expenses increased to $373.8 million for the six months ended June 30, 2004, from $353.9 million for the six months ended June 30, 2003. This increase was primarily due to higher variable compensation costs resulting from increases in revenue and improved financial performance along with increases in other business expenses that fluctuate with increases or decreases in business activity.

CONSOLIDATED NON-INTEREST EXPENSES

Compensation and Benefits

     Compensation and benefits increased to $257.4 million for the six months ended June 30, 2004, from $236.0 million for the corresponding period in the prior year, or up 9.1 percent. The increase in compensation and benefits expense was due primarily to increases in the variable portion of our compensation expense as a result of increased revenues and operating profits. Our compensation and benefits as a percentage of net revenues decreased from 63.1 percent for the six months ending June 30, 2003, to 61.8 percent for the corresponding period in 2004, reflecting the leveraging of higher revenues and operating profits on our fixed costs.

SEGMENT PERFORMANCE

     The following table provides our segment performance for the periods presented:

	For the Six Months Ended June 30,
			2004
	2004	2003	v2003
(Dollars in thousands)
Net revenues
Capital Markets	$225,478	$199,293	13.1%
Private Client Services	183,613	173,604	5.8
Corporate Support and Other	7,612	1,360	459.7

Total	$416,703	$374,257	11.3%

Pre-tax operating income (loss) before unallocated charges (a)
Capital Markets	$39,672	$33,773	17.5%
Private Client Services	24,090	7,263	231.7
Corporate Support and Other	(18,560)	(18,654)	(0.5)

Total	$45,202	$22,382	102.0%

Pre-tax operating margin before unallocated charges
Capital Markets	17.6%	16.9%
Private Client Services	13.1%	4.2%
Total	10.8%	6.0%

(a)	See Reconciliation to pre-tax operating income including unallocated charges for detail on expenses excluded from segment performance.

     Reconciliation to pre-tax operating income including unallocated charges:

Pre-tax operating income before unallocated charges	$45,202	$22,382
Cash award program	2,340	—
Royalty fee	—	1,979

Consolidated income before income tax expense	$42,862	$20,403

CAPITAL MARKETS

	For the Six Months Ended June 30,
			2004
	2004	2003	v2003
(Dollars in thousands)
Net revenues:
Institutional sales and trading
Fixed income	$38,172	$53,742	(29.0)%
Equities	64,755	59,093	9.6

Total institutional sales and trading	102,927	112,835	(8.8)

Investment banking
Underwriting
Fixed income	29,261	31,135	(6.0)
Equities	47,806	22,334	114.1
Mergers and acquisitions	39,551	26,416	49.7

Total investment banking	116,618	79,885	46.0

Other net interest income	5,457	4,542	20.1
Other income	476	2,031	(76.6)

Total net revenues	$225,478	$199,293	13.1%

Pre-tax operating income before unallocated charges	$39,672	$33,773	17.5%

Pre-tax operating margin	17.6%	16.9%

     Institutional sales and trading revenues are composed of all the revenues generated through facilitating customer trades, including principal transaction revenues, commissions and the interest income or expense associated with financing or hedging our inventory positions. In assessing the profitability of institutional sales and trading activities, we view principal transactions, commissions and net interest revenues in the aggregate. Institutional sales and trading decreased 8.8 percent to $102.9 million for the six months ended June 30, 2004, due to a decline in fixed income sales and trading activity. The significant decline in fixed income revenues from the year-ago period is primarily attributable to substantially reduced institutional client order flow and reduced trading profits. Our fixed income business achieved record revenues in the second quarter of last year driven by high-yield corporate bonds where we have proprietary research capabilities. Partially offsetting these factors has been higher equity institutional sales and trading volumes.

     Investment banking revenue increased to $116.6 million for the six months ended June 30, 2004, compared with $80.0 million for the six months ended June 30, 2003, up 46.0 percent. Driving this increase was higher equity underwriting activity resulting from improved economic and market conditions. We completed 50 equity offerings, raising $6.7 billion in capital for our clients, during the first half of 2004 versus 17 equity offerings, raising $2.3 billion in capital, during the first half of 2003. Additionally, as a result of improved market conditions in the first six months of 2004, merger and acquisition activity rose sharply. We completed 21 transactions valued at $3.4 billion in the first half of 2004 compared with 17 transactions valued at $1.6 billion during the first half of 2003.

     Segment pre-tax operating margin for Capital Markets increased to 17.6 percent for the six months ended June 30, 2004, compared with 16.9 percent for the corresponding period of the prior year. The increase in pre-tax operating margin was due primarily to the increase in net revenues and the leveraging of our fixed expenses.

PRIVATE CLIENT SERVICES

	For the Six Months Ended June 30,
			2004
(Dollars in thousands)	2004	2003	v2003
Net revenues	$183,613	$173,604	5.8%
Pre-tax operating income before unallocated charges	$24,090	$7,263	231.7%
Pre-tax operating margin	13.1%	4.2%

     Private Client Services net revenues increased to $183.6 million for the six months ended June 30, 2004, compared with $173.6 million for the six months ended June 30, 2003, due primarily to increased managed account fees as a result of higher assets in managed accounts. Additionally, improved individual investor sentiment in the first quarter of 2004 drove an increase in transactional business as individual investor demand for equity and equity-related products increased from the year-ago period. This increase was partially mitigated by a decline in the number of financial advisors. Assets under management increased from $48 billion at June 30, 2003 to $49 billion at June 30, 2004, largely due to the improved equity market.

     Segment pre-tax operating margin for Private Client Servicesncresed to 13.1 percent for the six months ended June 30, 2004, compared with 4.2 percent for the corresponding period in 2003. This increase was primarily attributable to increased net revenues combined with the leveraging of fixed expenses such as occupancy, communications and certain outside services expenses combined with lower financial advisor loan loss reserves and reduction in litigation-related costs.

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

     For a full description of our significant accounting policies, see Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. We believe that of our significant policies, the following are our critical accounting policies.

VALUATION OF FINANCIAL INSTRUMENTS

     Substantially all of our financial instruments are recorded at fair value or contract amounts that approximate fair value. Financial instruments carried at contract amounts that approximate fair value either have short-term maturities (one year or less), are repriced frequently, or bear market interest rates and, accordingly, are carried at amounts approximating fair value. Financial instruments carried at contract amount on the Consolidated Statements of Financial Condition include receivables from and payables to brokers, dealers and clearing organizations, securities purchased under agreements to resell, securities sold under agreements to repurchase, receivables from and payables to customers, short-term financing and subordinated debt. Financial instruments recorded at fair value are generally priced based upon independent sources such as listed market prices or dealer price quotations. Unrealized gains and losses related to these financial instruments are reflected in the consolidated statements of operations.

     For investments in illiquid or privately held securities that do not have readily determinable fair values, the determination of fair value requires management to estimate the value of the securities using the best information available. Among the factors considered by management in determining the fair value of financial instruments are the cost, terms and liquidity of the investment, the financial condition and operating results of the issuer, the quoted market price of publicly traded securities with similar quality and yield, and other factors generally pertinent to the valuation of investments. In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of a similar security without restriction but may be reduced by an amount estimated to reflect such restrictions. In addition, even where the value of a security is derived from an independent source, certain assumptions may be required to determine the security’s fair value. For instance, we generally assume that the size of positions in securities that we hold would not be large enough to affect the quoted price of the securities if we sell them, and that any such sale would happen in an orderly manner. The actual value realized upon disposition could be different from the currently estimated fair value.

GOODWILL

     We record all assets and liabilities acquired in purchase acquisitions, including goodwill, at fair value as required by Statement of Financial Accounting Standards No. 141, “Business Combinations.” At June 30, 2004, we had goodwill of $305.6 million as a result of the 1998 acquisition of Piper Jaffray Companies Inc. and its subsidiaries by U.S. Bancorp. We had no recorded indefinite-lived assets or other intangibles as of that date.

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

     In assessing the fair value of our operating segments, the volatile nature of the securities markets and our industry requires our management to consider the business and market cycle and assess the stage of the cycle in estimating the timing and extent of future cash flows. In addition to estimating the fair value of an operating segment based on discounted cash flows, management considers other information to validate the reasonableness of its valuations including public market comparables, multiples of recent mergers and acquisitions of similar businesses and third-party assessments. Valuation multiples may be based on revenues, price-to-earnings and tangible capital ratios of comparable public companies and business segments. These multiples may be adjusted to consider competitive differences including size, operating leverage, and other factors. We determine the carrying amount of an operating segment based on the capital required to support the segment’s activities including its tangible and intangible assets. The determination of a segment’s capital allocation requires management judgment and considers many factors, including the regulatory capital requirements and tangible capital ratios of comparable public companies in relevant industry sectors. In certain circumstances, management may engage a third party to validate independently its assessment of the fair value of its operating segments. If during any future period it is determined that an impairment exists, the results of operations in that period could be materially adversely affected.

STOCK-BASED COMPENSATION

     As part of our compensation of employees, we use stock-based compensation, including stock options and restricted stock. Compensation related to restricted stock is amortized over the vesting period of the award, which is generally three years, and is included in our results of operations as compensation. Accounting principles generally accepted in the United States allow alternative methods of accounting for stock options, including an “intrinsic value” method and a “fair value” method. The intrinsic value method is intended to reflect the impact of stock options on shareholders based on the appreciation in the stock option over time, generally driven by financial performance. The fair value method requires an estimate of the value of stock options to be recognized as compensation over the vesting period of the awards. Prior to our spin off from U.S. Bancorp, we utilized the intrinsic value method and did not recognize the impact of stock option awards as compensation expense. Accordingly, we provided disclosure of the impact of the estimated fair value of stock options on our compensation and reported income in the notes to the consolidated financial statements. In determining the estimated fair value of stock options, we used the Black-Scholes option-pricing model, which requires judgment regarding certain assumptions, including the expected life of the options granted, dividend yields and stock volatility. Certain of these assumptions were based on the stock performance of U.S. Bancorp and may not reflect assumptions that we would use as a stand-alone entity.

     Effective January 1, 2004, we elected to account for stock-based employee compensation on a prospective basis under the fair value method, as prescribed by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting and Disclosure of Stock-Based Compensation,” and as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure.” The amended standard provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, we are required to present prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation utilized and its effect on the reported results.

CONTINGENCIES

     We are involved in various pending and potential complaints, arbitrations, legal actions, investigations and proceedings related to our business. Some of these matters involve claims for substantial amounts, including claims for punitive and other special damages. The number of these complaints, legal actions, investigations and regulatory proceedings has increased in recent years. We have, after consultation with outside counsel and consideration of facts currently known by management, recorded estimated losses in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” to the extent that claims are probable of loss and the amount of the loss can be reasonably estimated. The determination of these reserve amounts requires significant judgment on the part of management. In making these determinations, management considers many factors, including, but not limited to, the loss and damages sought by the plaintiff or claimant, the basis and validity of the claim, the likelihood of successful defense against the claim, and the potential for, and magnitude of, damages or settlements from such pending and potential complaints, legal actions, arbitrations, investigations and proceedings, and fines and penalties or orders from regulatory agencies.

     Under the terms of our separation and distribution agreement with U.S. Bancorp and ancillary agreements, we will generally be responsible for all liabilities relating to our business, including those liabilities relating to our business while it was operated as a segment of U.S. Bancorp under the supervision of its management and board of directors and while our employees were employees of U.S. Bancorp servicing our business. Similarly, U.S. Bancorp will generally be responsible for all liabilities relating to the businesses U.S. Bancorp retained. However, in addition to our established reserves, U.S. Bancorp has agreed to indemnify us in an amount of up to $17.5 million for losses that result from third-party claims relating to research analyst independence, regulatory investigations regarding the allocation of initial public offering shares to directors and officers of public companies, and regulatory investigations into our mutual fund practices. U.S. Bancorp has the right to terminate this indemnification obligation in the event of a change in control of our company. As of June 30, 2004, $17.2 million of the indemnification remained. As discussed below under “Legal Proceedings,” in July 2004 we reached a settlement with the NASD in connection with its investigation of the allocation of initial public offering shares to directors and officers of existing or potential investment banking clients, pursuant to which we will pay $2.4 million, which will be fully covered by the indemnification.

     Subject to the foregoing, we believe, based on current knowledge, after consultation with counsel and after taking into account our established reserves and the U.S. Bancorp indemnity agreement, that pending legal actions, investigations and proceedings will be resolved with no material adverse effect on our financial condition. However, if, during any period, a potential adverse contingency should become probable or resolved for an amount in excess of the established reserves and indemnification, the results of operations in that period could be materially adversely affected.

Liquidity and Capital Resources

     We have a liquid balance sheet. Most of our assets consist of cash and assets readily convertible into cash. Securities inventories are stated at fair value and are generally readily marketable. Customers’ margin loans are collateralized by securities and have floating interest rates. Other receivables and payables with customers and other brokers and dealers usually settle within a few days. Our assets are financed by our equity capital, subordinated debt, bank lines of credit, proceeds from trading securities sold, but not yet purchased and proceeds from securities lending and securities sold under agreements to repurchase. The fluctuations in cash flows from financing activities are directly related to daily operating activities from our various businesses.

FUNDING SOURCES

     As of June 30, 2004, we had uncommitted credit agreements with banks totaling $550 million, comprising $450 million in discretionary secured lines and $100 million in discretionary unsecured lines. We have been able to obtain necessary short-term borrowings in the past and believe that we will continue to be able to do so in the future. We have also established arrangements to obtain financing using as collateral our securities held by our clearing bank or by another broker dealer at the end of each business day. In addition, we utilize repurchase agreements and securities lending as additional sources of funding.

     In addition to the $550 million of credit agreements described above, our broker dealer subsidiary is party to a $180 million subordinated debt facility with an affiliate of U.S. Bancorp, which has been approved by the NYSE for regulatory net capital purposes as allowable in our broker dealer subsidiary’s net capital computation. The interest on the subordinated debt facility is based on the three-month London Interbank Offer Rate and the entire amount outstanding matures in 2008.

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

Off-balance Sheet Arrangements

     Our off-balance sheet arrangements are described fully in Note 13 and Note 19 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Enterprise Risk Management

     Risk is an inherent part of our business. In the course of conducting business operations, we are exposed to a variety of risks. Market risk, credit risk, operational risk and legal, regulatory and compliance risk are the principal risks in our business activities. We seek to identify, assess and monitor each risk in accordance with defined policies and procedures. The extent to which we properly and effectively manage each of the various types of risk involved in our activities is critical to our financial condition and profitability. For a full discussion of our risk management framework, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

     Consistent with industry practice, we use a 95% confidence level and a one-day time horizon. A 95% confidence level and one-day time horizon mean that there is a 5% chance that daily net trading revenues will experience a loss equal to or greater than the reported VaR. In other words, on average, we expect daily trading revenue shortfalls to exceed our VaR estimate about once a month. We also include the risk-reducing diversification benefit between business lines. This effect arises because inventory positions across products are not perfectly correlated.

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

     The following table provides a quantification of the estimated value-at-risk for each component of market risk for the periods presented:

(Dollars in thousands)	At June 30,	At December 31,
	2004	2003
Interest Rate Risk	$255	$828
Equity Price Risk	321	299

Aggregate Undiversified Risk	576	1,127
Diversification Benefit	(321)	(613)

Aggregate Diversified Value-at-Risk	$255	$514

     The table below illustrates the high, low and average value-at-risk calculated on a daily basis for each component of market risk during the six months ended June 30, 2004 and the calendar year 2003.

For the Six Months Ended June 30, 2004
(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$1,446	$255	$701
Equity Price Risk	578	226	348
Aggregate Undiversified Risk	1,695	570	1,049
Aggregate Diversified Value-at-Risk	945	253	473

For the Year Ended December 31, 2003
(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$1,193	$544	$870
Equity Price Risk	1,051	256	536
Aggregate Undiversified Risk	1,971	1,028	1,406
Aggregate Diversified Value-at-Risk	944	481	664

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the caption Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Enterprise Risk Management” above in this Form 10-Q is incorporated herein by reference.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are involved in a number of complaints, legal actions, investigations and judicial, regulatory and arbitration proceedings, including those described below. Some of these legal proceedings relate to our business that we assumed liability for pursuant to the separation and distribution agreement we entered into with U.S. Bancorp in connection with our spin-off. As a result, although U.S. Bancorp may remain as a named defendant in certain proceedings, we will manage the litigation and indemnify U.S. Bancorp for the costs, expenses and judgments in such litigation. Some of the legal proceedings we are involved in have been brought on behalf of various classes of plaintiffs and seek substantial or indeterminate damages. Investigations and regulatory proceedings by governmental agencies and self-regulatory organizations can result in fines or other disciplinary action being imposed on us. The number of legal proceedings in which we have been involved, and in particular the number of investigations and regulatory proceedings, has increased in recent years, and we expect to be involved in additional legal proceedings from time to time in the future. As a result, we may incur higher professional fees and litigation-related expenses in the future than we previously have incurred.

     Due to the inherent difficulty of predicting the outcome of legal proceedings, particularly where the plaintiffs seek substantial or indeterminate damages or where novel legal theories or a large number of parties are involved, we cannot state with confidence when pending matters will be resolved or what the ultimate outcome of a particular matter will be. However, we have generally denied, or believe that we have meritorious defenses and will deny, liability in all significant actions pending against us, and we intend to vigorously defend such actions. Although there can be no assurance as to the outcome of a particular matter, we believe, based upon our current knowledge, after appropriate consultation with outside legal counsel and taking into account our contingent loss reserves and the U.S. Bancorp indemnity agreement (described in Note 8 to our unaudited consolidated financial statements, included in this Form 10-Q), that pending judicial, regulatory and arbitration proceedings will be resolved with no material adverse effect on our financial condition, although the outcome of a particular matter may be material to our operating results for any particular period, depending, in part, upon the operating results for that period.

Capital Markets

     Antigenics Litigation

     We have been named, along with certain present and former employees, in an action entitled Antigenics, Inc. v. U.S. Bancorp Piper Jaffray Inc., Scott Beardsley and Peter Ginsberg, No. 03 Civ. 971 (RCC), U.S. District Court for the Southern District of New York, that was filed on February 14, 2003. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and various common law claims, including breach of fiduciary duty, interference with economic relations, libel, injurious falsehood, breach of contract, unfair and deceptive trade practice, and tort, in connection with the discontinuation of research coverage of Antigenics on or about January 4, 2002 and seeks unspecified damages. Defendants filed a motion to dismiss this action on May 2, 2003. The court entered its memorandum and order dismissing the complaint in its entirety on January 5, 2004. On February 23, 2004, the plaintiff filed a notice of appeal from the order dismissing the complaint and that appeal is pending in the U.S. Court of Appeals for the Second Circuit. Plaintiff filed a motion for relief from judgment seeking leave to file an amended complaint with the district court on June 7, 2004. Defendants have opposed plaintiff’s motion, and this motion remains pending in the district court.

     Regulatory Settlement-Research Conflicts of Interest

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

     With respect to structural reforms, we and the other settling firms have agreed that research and investment banking will be physically separated, research analysts’ compensation will not be based directly or indirectly on investment banking revenues, investment banking will not participate in the analyst evaluation process, investment banking will have no role in determining companies covered in research, research analysts will be prohibited from participating in efforts to solicit investment banking business (including pitches and roadshows), research reports will disclose whether we do or are seeking to do business with the issuer, and upon termination of coverage we will issue a final research report discussing the reasons for the termination. Additionally, we will publish on our Web site certain information regarding our research to facilitate analysis of our analysts’ performance, and we will retain an independent monitor to conduct a review of our compliance with the agreed upon structural reforms. As part of the settlement, we are subject to a final judgment entered in federal district court ordering us to comply with the terms of the settlement and enjoining us from violating certain securities laws and NASD and NYSE rules in the future. Failure to comply with the injunction could result in us being held in contempt of the court’s order and subject to sanctions. On October 31, 2003, the court approved and entered the final judgment in the SEC action. Moreover, the settlements with the NYSE, NASD and 49 states, as well as Puerto Rico and the District of Columbia, are final. We presently anticipate that approval of the settlement will be sought from the one remaining state over the next several weeks. In connection with this settlement, we have joined the other leading securities firms that are part of the settlement in an initiative that generally prohibits the allocation of shares in initial public offerings to executives and directors of public companies.

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

     Litigation Regarding Equity Research Conflicts of Interest

     Together with the other firms involved in the equity research conflicts of interest settlement, we have been named as a defendant in a pending lawsuit based, in part, on allegations substantially similar to those in the SEC action described above regarding violations of a number of different NASD and NYSE rules and Section 17(b) of the Securities Act. This action, entitled State of West Virginia v. Bear, Stearns & Company, Inc., et al., Case No. 03-C-133M, Circuit Court of Marshall County, West Virginia, seeks unspecified civil penalties under the West Virginia Consumer Protection Act. The defendants filed a motion to dismiss all claims. The circuit court indicated a desire to certify certain legal questions raised by the defendants’ motion for appeal to the West Virginia Supreme Court. The court entered its order denying the motions to dismiss and certifying a question of law to the Supreme Court of Appeals of West Virginia on July 23, 2004. We did not settle any other litigation regarding equity research conflicts of interest as part of the research settlement with securities regulators.

     Initial Public Offering Allocation Litigation

     We have been named, along with other leading securities firms, as a defendant in many putative class actions filed in 2001 and 2002 in the U.S. District Court for the Southern District of New York involving the allocation of securities in certain initial public offerings. The court’s order, dated August 8, 2001, transferred all related class action complaints for coordination and pretrial purposes as In re Initial Public Offering Allocation Securities Litigation, Master File No. 21 MC 92 (SAS). These complaints assert claims pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The claims are based, in part, upon allegations that between 1998 and 2000, in connection with acting as an underwriter of certain initial public offerings of technology and Internet-related companies, we obtained excessive compensation by allocating shares in these initial public offerings to preferred customers who, in return, purportedly agreed to pay additional compensation to us in the form of excess commissions that we failed to disclose. The complaints also allege that our customers who received favorable allocations of shares in initial public offerings agreed to purchase additional shares of the same issuer in the secondary market at pre-determined prices. These complaints seek unspecified damages. The defendants’ motions to dismiss the complaints were filed on July 1, 2002, and oral argument on the motions to dismiss was heard on November 14, 2002. The court entered its order largely denying the motions to dismiss on February 19, 2003. A status conference was held with the court on July 11, 2003 for purposes of establishing a case management plan setting forth discovery deadlines, selecting focus cases and briefing class certification. Discovery with respect to seven focus cases is proceeding at this time. On June 17, 2004, the court heard oral arguments on plaintiffs’ motions for class certification and a ruling is expected in the next several months.

     Initial Public Offering Fee Antitrust Litigation

     We have been named, along with other leading securities firms, as a defendant in several putative class actions filed in the U.S. District Court for the Southern District of New York in 1998. The court’s order, dated February 11, 1999, consolidated these purported class actions for all purposes as In re Public Offering Fee Antitrust Litigation, Case No. 98 CV 7890 (LMM). The consolidated amended complaint seeks unspecified compensatory damages, treble damages and injunctive relief. The consolidated amended complaint was filed on behalf of purchasers of shares issued in certain initial public offerings for U.S. companies and alleges that defendants conspired in offerings of an amount between $20 and $80 million to fix the underwriters’ discount at 7.0 percent of the offering amount in violation of Section 1 of the Sherman Act. The court dismissed this consolidated action with prejudice and denied plaintiffs’ motion to amend the complaint and include an issuer plaintiff. The court stated that its decision did not affect any class actions filed on behalf of issuer plaintiffs. The Second Circuit Court of Appeals reversed the district court’s decision on December 13, 2002 and remanded the action to the district court. A motion to dismiss was filed with the district court on March 26, 2003 seeking dismissal of this action and the issuer plaintiff action described below in their entirety, based upon the argument that the determination of underwriting fees is implicitly immune from the antitrust laws because of the extensive federal regulation of the securities markets. Plaintiffs filed their opposition to the motion to dismiss on April 25, 2003. The underwriter defendants filed a motion for leave to file a supplemental memorandum of law in further support of their motion to dismiss on June 10, 2003. The court denied the motion to dismiss based upon implied immunity in its memorandum and order dated June 26, 2003. A supplemental memorandum in support of the motion to dismiss, applicable only to this action because the purported class consists of indirect purchasers, was filed on June 24, 2003 and seeks dismissal based upon the argument that the proposed class members cannot state claims upon which relief can be granted. Plaintiffs filed a supplemental memorandum in opposition to defendants’ motion to dismiss on July 9, 2003. Defendants filed a reply in further support of the motion to dismiss on July 25, 2003. The court entered its memorandum and order granting in part and denying in part the motion to dismiss on February 24, 2004. Plaintiffs’ damage claims were dismissed because they were indirect purchasers. The motion to dismiss was denied with respect to plaintiffs’ claims for injunctive relief. We filed our answer to the consolidated amended complaint on April 22, 2004. Discovery is proceeding at this time.

     Similar purported class actions have also been filed against us in the U.S. District Court for the Southern District of New York on behalf of issuer plaintiffs asserting substantially similar antitrust claims based upon allegations that 7.0 percent underwriters’ discounts violate the Sherman Act. These purported class actions were consolidated by the district court as In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation, Case No. 00 CV 7804 (LMM), on May 23, 2001. These complaints also seek unspecified compensatory damages, treble damages and injunctive relief. Plaintiffs filed a consolidated class action complaint on July 6, 2001. The district court denied defendants’ motion to dismiss the complaint on September 30, 2002. Defendants filed a motion to certify the order for interlocutory appeal on October 15, 2002. On March 26, 2003, the motion to dismiss based upon implied immunity was also filed in connection with this action. The court denied the motion to dismiss on June 26, 2003. Discovery is proceeding at this time.

     Investigations

     As announced on July 12, 2004, we reached a settlement with the NASD in connection with its investigation of the allocation of initial public offering shares to directors and officers of existing or potential investment banking clients. As part of the settlement, we agreed to pay a $2.4 million penalty, which amount is covered by our indemnity agreement with U.S. Bancorp (described in Note 8 to our unaudited consolidated financial statements, included in this Form 10-Q).

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

     With respect to breakpoint discounts, regulators are reviewing the extent to which brokerage firms may have failed to provide appropriate discounts on front-end sales charges available to customers who invest significant amounts in front-end load mutual funds. As part of this review we participated in an industry-wide self-assessment of breakpoint compliance and reported the results to the NASD. Based on those results, the NASD directed us to undertake certain steps, including notifying customers and reviewing certain transactions to determine whether customers are entitled to a refund, and then report the results of the refund program to the NASD. The NASD advised us that it does not intend to institute formal disciplinary proceedings against us based on any failures to provide appropriate breakpoint discounts, provided that we have undertaken the corrective measures outlined by the NASD. We have completed the refund program and reported the results to the NASD.

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

     We are aware that regulators are reviewing various industry practices relating to the marketing of mutual funds and compensation arrangements between fund companies and brokerage firms, including “directed brokerage” arrangements whereby fund companies direct trading business to broker dealers as part of a broader relationship in which the broker dealers distribute mutual funds of those companies. Specifically, we are aware that the SEC and the NASD are investigating approximately 12 brokerage firms with a view to possible violations of rules requiring adequate disclosure of compensation arrangements between fund companies and brokerage firms and prohibiting favoring the sale of mutual fund shares on the basis of trading commissions received or expected. While we were not among the firms being investigated, we undertook our own internal review of our policies, procedures and practices related to mutual fund marketing and compensation arrangements and took remedial and other actions where we believed it to be appropriate. In this regard we have voluntarily disclosed to the NASD facts related to a limited number of compensation arrangements and two directed brokerage arrangements between our firm and certain mutual fund companies, and have responded to requests for documents and information. We have been notified that the NASD staff preliminarily has determined to recommend that disciplinary action be imposed on us based on such arrangements. The staff has not made a formal disciplinary recommendation, and we intend to seek resolution of the matter through discussions with the NASD staff.

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

     Investigations

     The NASD and SEC are investigating the activities of one former financial advisor in our Butte, Montana branch office. In April 2004, the NASD reached a settlement with this individual regarding an enforcement action brought against him alleging that he engaged in certain sales practice violations prior to the termination of his employment in March 2001. These investigations also relate, in part, to our supervision of this former employee. We are cooperating fully with these investigations and have responded to requests for documents and information.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     A third-party trustee makes open-market purchases of our stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company’s 2004 annual meeting of shareholders was held on April 28, 2004. The holders of 16,831,601 shares of common stock, 85.0 percent of the outstanding shares entitled to vote as of the record date for the meeting, were represented at the meeting in person or by proxy.

(c)	At the annual meeting, Andrew S. Duff, Samuel L. Kaplan and Frank L. Sims were elected as Class I directors to serve three-year terms expiring at the annual meeting of shareholders in 2007. The following table shows the vote totals for each of these individuals:

Name	Votes For	Authority Withheld
Andrew S. Duff	15,916,965	914,636
Samuel L. Kaplan	16,402,678	428,923
Frank L. Sims	16,263,419	568,182

     At the annual meeting, our shareholders also approved the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and ratified the selection of Ernst & Young LLP as our independent auditors for the year ending December 31, 2004. The following table indicates the specific voting results for each of these items:

Proposal	Votes For	Votes Against	Abstentions	Broker Non-Votes
Approval of Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan	9,552,005	3,704,384	117,064	3,458,148

Ratification of Ernst & Young LLP as Independent Auditors for 2004	16,426,324	350,186	55,091	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

Exhibit		Method of
Number	Description	Filing
10.1	Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (“LTIP”).	Filed herewith

10.2	Form of Stock Option Agreement for Annual Employee Grant under the LTIP.	Filed herewith

10.3	Form of Restricted Stock Agreement for Annual Employee Grant under the LTIP.	Filed herewith

10.4	Form of Stock Option Agreement for Non-Employee Director Grants under the LTIP.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.1	Risk Factors.	Filed herewith

(b)	REPORTS ON FORM 8-K.

     The following Current Reports on Form 8-K were filed with or furnished to the SEC during the quarterly period covered by this report:

•	Current Report on Form 8-K dated April 21, 2004 (announcing the availability of the financial results for the Company’s 2004 first quarter ended March 31, 2004)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2004.

PIPER JAFFRAY COMPANIES

By	/s/ Andrew S. Duff

Its	Chairman and CEO

By	/s/ Sandra G. Sponem

Its	Chief Financial Officer

Exhibit Index

Exhibit		Method of
Number	Description	Filing
10.1	Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (“LTIP”).	Filed herewith

10.2	Form of Stock Option Agreement for Annual Employee Grant under the LTIP.	Filed herewith

10.3	Form of Restricted Stock Agreement for Annual Employee Grant under the LTIP.	Filed herewith

10.4	Form of Stock Option Agreement for Non-Employee Director Grants under the LTIP.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.1	Risk Factors.	Filed herewith