Form 10-Q
period 2004-09-30
PIPER JAFFRAY COMPANIES
filed 2004-11-12
CIK 1230245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___

Commission File No. 001-31720

PIPER JAFFRAY COMPANIES

(Exact Name of Registrant as specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	30-0168701 (IRS Employer Identification No.)

800 Nicollet Mall, Suite 800 Minneapolis, Minnesota (Address of Principal Executive Offices)	55402 (Zip Code)

(612) 303-6000
(Registrant’s Telephone Number, Including Area Code)

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

YES ☐        NO ☑

     As of October 22, 2004, the Registrant had 19,864,242 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Piper Jaffray Companies
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2004	2003
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$17,997	$84,436
Cash and cash equivalents segregated for regulatory purposes	—	66,000
Receivables:
Customers (net of allowance of $1,993)	427,358	463,557
Brokers, dealers and clearing organizations	338,999	238,393
Deposits with clearing organizations	67,787	66,570
Securities purchased under agreements to resell	146,013	306,987
Trading securities owned	1,081,203	342,994
Trading securities owned and pledged as collateral	95,919	314,618

Total trading securities owned	1,177,122	657,612
Fixed assets (net of accumulated depreciation and amortization of $118,980 and $103,573, respectively)	54,067	60,757
Goodwill (net of accumulated amortization of $52,531)	305,635	305,635
Other receivables	28,912	37,082
Other assets	81,090	93,618

Total assets	$2,644,980	$2,380,647

Liabilities and Shareholders’ Equity
Short-term bank financing	$—	$159,000
Payables:
Customers	187,002	226,163
Checks and drafts	46,841	64,438
Brokers, dealers and clearing organizations	276,612	224,208
Securities sold under agreements to repurchase	117,807	178,716
Trading securities sold, but not yet purchased	836,468	392,456
Accrued compensation	147,662	194,583
Other liabilities and accrued expenses	137,628	91,288

Total liabilities	1,750,020	1,530,852
Subordinated debt	180,000	180,000
Shareholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized, 19,333,261 issued and outstanding at September 30, 2004 and 19,334,261 issued and outstanding at December 31, 2003	193	193
Additional paid-in capital	676,228	669,602
Retained earnings	38,539	—

Total shareholders’ equity	714,960	669,795

Total liabilities and shareholders’ equity	$2,644,980	$2,380,647

See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2004	2003	2004	2003
Revenues:
Commissions and fees	$61,187	$63,797	$196,475	$189,139
Principal transactions	39,813	51,592	142,132	162,126
Investment banking	65,204	74,992	198,246	170,750
Interest	10,667	10,358	34,218	33,665
Other income	13,571	14,161	44,378	44,231

Total revenues	190,442	214,900	615,449	599,911
Interest expense	4,217	4,225	12,521	14,979

Net revenues	186,225	210,675	602,928	584,932

Non-interest expenses:
Compensation and benefits	114,197	129,455	371,594	365,431
Occupancy and equipment	14,968	13,623	42,383	40,297
Communications	10,558	9,100	31,728	27,584
Floor brokerage and clearance	4,068	5,700	13,427	17,527
Marketing and business development	9,723	8,576	31,516	27,284
Outside services	11,215	9,763	30,295	27,355
Cash award program	1,219	—	3,559	—
Royalty fee	—	1,128	—	3,107
Other operating expenses	1,702	7,476	16,989	30,090

Total non-interest expenses	167,650	184,821	541,491	538,675

Income before income tax expense	18,575	25,854	61,437	46,257
Income tax expense	6,806	9,824	22,898	16,912

Net income	$11,769	$16,030	$38,539	$29,345

Earnings per common share
Basic	$0.61	$0.83	$1.99	$1.53
Diluted	$0.61	$0.83	$1.99	$1.53
Weighted average number of common shares
Basic	19,333	19,260	19,333	19,224
Diluted	19,387	19,260	19,383	19,224

See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2004	2003
Operating Activities:
Net income	$38,539	$29,345
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,184	13,940
Deferred income taxes	8,392	(6,935)
Amortization of stock-based compensation	6,626	2,907
Forgivable loan reserve	(2,100)	8,442
Decrease (increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	66,000	—
Receivables:
Customers	36,199	2,802
Brokers, dealers and clearing organizations	(100,606)	(84,113)
Deposits with clearing organizations	(1,217)	(24,366)
Securities purchased under agreements to resell	160,974	(39,640)
Net trading securities owned	(75,498)	(145,346)
Other receivables	10,270	15,587
Other assets	4,136	32,963
Increase (decrease) in operating liabilities:
Payables:
Customers	(39,161)	28,486
Checks and drafts	(17,597)	(11,123)
Brokers, dealers and clearing organizations	(67)	69,626
Securities sold under agreements to repurchase	(82)	(91,467)
Accrued compensation	(46,921)	(1,383)
Other liabilities and accrued expenses	46,340	(9,552)

Net cash provided by (used in) operating activities	110,411	(209,827)

Investing Activities:
Purchases of fixed assets, net	(9,494)	(12,068)

Net cash used in investing activities	(9,494)	(12,068)

Financing Activities:
Increase in securities loaned	52,471	10,672
Increase (decrease) in securities sold under agreements to repurchase	(60,827)	190,373
Increase (decrease) in short-term bank financing, net	(159,000)	30,022
Capital distribution to U.S. Bancorp	—	(4,800)

Net cash provided by (used in) financing activities	(167,356)	226,267

Net increase (decrease) in cash and cash equivalents	(66,439)	4,372
Cash and cash equivalents at beginning of period	84,436	32,615

Cash and cash equivalents at end of period	$17,997	$36,987

Supplemental disclosure of cash flow information - Cash paid during the period for:
Interest	$11,228	$14,571
Income taxes	$10,517	$4,174

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

     On April 28, 2003, Piper Jaffray Companies was incorporated in Delaware as a subsidiary of U.S. Bancorp (“USB”) to effect the spin-off of USB’s capital markets business to its shareholders. On December 31, 2003, after receiving regulatory approval, USB distributed to its shareholders all of its interest in Piper Jaffray Companies and its subsidiaries (collectively, the “Company”). On that date, 19,334,261 shares of Piper Jaffray Companies common stock were issued to USB shareholders (the “Distribution”) based on a distribution ratio of one share of Piper Jaffray Companies common stock for every 100 shares of USB common stock owned (the “Distribution Ratio”).

     Prior to the Distribution, the consolidated financial statements included the accounts and operations of Piper Jaffray Companies and its subsidiaries as well as certain assets, liabilities and related operations transferred to Piper Jaffray Companies from USB immediately prior to the Distribution. The consolidated financial statements, for periods prior to the Distribution, include the adjustments necessary to reflect the Company’s operations as if the organizational changes had been consummated prior to the Distribution. However, the consolidated financial statements for periods prior to the Distribution included herein may not necessarily be indicative of Piper Jaffray Companies’ results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had Piper Jaffray Companies been a stand-alone company prior to the Distribution.

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

     The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and reflect all adjustments, which in the opinion of management are normal and recurring and that are necessary for a fair statement of the results for the interim periods presented. In accordance with these rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. The consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. These principles require management to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for a full year.

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

Earnings Per Share

     Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Because Piper Jaffray Companies common stock was not publicly issued until December 31, 2003, the date of the Distribution, the weighted average number of common shares outstanding for the three months and nine months ended September 30, 2003, was calculated by applying the Distribution Ratio to the historical USB weighted average number of common shares outstanding for the same periods presented. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive restricted stock and stock options.

Note 3 Recent Accounting Pronouncements

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. This consensus guidance is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2005. The adoption of EITF Issue No. 03-01 is not expected to have an impact on the Company’s consolidated financial statements because all of the Company’s securities are classified as trading securities as defined by SFAS 115.

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

     In the normal course of business, the Company enters into derivative transactions to facilitate customer transactions and as a means to manage risk in certain inventory positions. The Company also enters into interest rate swap agreements to manage interest rate exposure associated with holding residual interest securities from its tender option bond program. As of September 30, 2004 and December 31, 2003, the Company was counterparty to notional/contract amounts of $2.0 billion and $0.8 billion, respectively, of derivative instruments.

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

     Fair values for derivative contracts represent amounts estimated to be received from or paid to a counterparty in settlement of these instruments. These derivatives are valued using quoted market prices when available or pricing models based on the net present value of estimated future cash flows. The valuation models used require inputs including contractual terms, market prices, yield curves, credit curves, measures of volatility, and correlations of inputs. The net fair value of derivative contracts was approximately ($0.7) million and ($2.2) million as of September 30, 2004, and December 31, 2003, respectively.

Note 5 Trading Securities Owned and Trading Securities Sold, But Not Yet Purchased

     Trading securities owned and trading securities sold, but not yet purchased were as follows:

	September 30,	December 31,
(Dollars in thousands)	2004	2003
Owned:
Corporate securities:
Equity securities	$16,168	$15,903
Convertible securities	110,345	78,474
Fixed income securities	324,418	90,459
Mortgage-backed securities	462,577	311,038
U.S. government securities	61,277	21,502
Municipal securities	192,304	136,288
Other	10,033	3,948

	$1,177,122	$657,612

Sold, but not yet purchased:
Corporate securities:
Equity securities	$60,872	$46,700
Convertible securities	30,524	1,137
Fixed income securities	179,209	14,316
Mortgage-backed securities	476,286	118,754
U.S. government securities	75,333	205,110
Municipal securities	3,479	264
Other	10,765	6,175

	$836,468	$392,456

     At September 30, 2004, and December 31, 2003, trading securities owned in the amounts of $95.9 million and $314.6 million, respectively, have been pledged as collateral for the Company’s secured borrowings, repurchase agreements and securities loaned activities.

     Trading securities sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. The Company is obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected on the Consolidated Statements of Financial Condition. The Company hedges changes in market value of its trading securities owned utilizing trading securities sold, but not yet purchased, interest rate swaps and listed options. It is the Company’s practice to hedge a significant portion of its trading securities owned.

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)

Note 6 Goodwill

     As reflected in the following table, there were no changes in the carrying value of goodwill by reportable segments for the nine months ended September 30, 2004:

		Private	Corporate
	Capital	Client	Support and	Consolidated
	Markets	Services	Other	Company
(Dollars in thousands)
Balance at December 31, 2003	$220,035	$85,600	$—	$305,635
Goodwill acquired	—	—	—	—
Impairment losses	—	—	—	—

Balance at September 30, 2004	$220,035	$85,600	$—	$305,635

     The Company had no indefinite-lived or other intangible assets at September 30, 2004 or December 31, 2003.

Note 7 Short-Term Financing

     The Company has uncommitted credit agreements with banks totaling $650 million at September 30, 2004, composed of $530 million in discretionary secured lines and $120 million in discretionary unsecured lines. In addition, the Company has established arrangements to obtain financing using as collateral the Company’s securities held by its clearing bank and by another broker dealer at the end of each business day. Repurchase agreements and securities loaned to other broker dealers are also used as sources of funding. At September 30, 2004 and December 31, 2003, the Company had $93.1 million and $153.9 million, respectively, in repurchase agreements outstanding for financing purposes. The value of collateral received from securities loaned transactions was $233.6 million and $181.1 million at September 30, 2004 and December 31, 2003, respectively.

     Piper Jaffray has executed a $180 million subordinated debt agreement with an affiliate of USB, which satisfies provisions of Appendix D of SEC Rule 15c3-1 and has been approved by the New York Stock Exchange, Inc. (“NYSE”) and is therefore allowable in Piper Jaffray’s net capital computation. The entire amount of the subordinated debt will mature in 2008.

     The Company’s outstanding borrowings bear interest at rates based on the London Interbank Offered Rate or federal funds rate. At September 30, 2004 and December 31, 2003, the weighted average interest rate on borrowings was 3.10 percent and 2.07 percent, respectively. At September 30, 2004 and December 31, 2003, no formal compensating balance agreements existed, and the Company was in compliance with all debt covenants related to these facilities.

Note 8 Legal Contingencies

     The Company has been the subject of customer complaints and also has been named as a defendant in various legal actions arising primarily from securities brokerage and investment banking activities, including certain class actions that primarily allege violations of securities laws and seek unspecified damages, which could be substantial. Also, the Company is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations.

     The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential complaints, legal actions, investigations and proceedings. The Company’s reserves totaled $40.2 million and $41.7 million at September 30, 2004 and December 31, 2003, respectively, and are included within other liabilities and accrued expenses on the Consolidated Statements of Financial Condition. In addition to the established reserves, USB has agreed to indemnify the Company in an amount up to $17.5 million for certain legal and regulatory matters. Approximately $14.7 million of this amount remained available as of September 30, 2004. In July 2004, the Company reached a $2.4 million settlement with the NASD in connection with its investigation of the allocation of initial public offering shares to directors and officers of existing or potential investment banking clients. The full amount of this settlement was covered by the indemnity agreement with USB.

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)

     Given uncertainties regarding the timing, scope, volume and outcome of pending and potential complaints, legal actions, investigations and proceedings and other factors, the reserve is difficult to determine and of necessity subject to future revision. Subject to the foregoing, management of the Company believes, based on its current knowledge, after consultation with counsel and after taking into account its established reserves and the USB indemnity agreement, that pending legal actions, investigations and proceedings will be resolved with no material adverse effect on the financial condition of the Company. However, if during any period a potential adverse contingency should become probable or resolved for an amount in excess of the established reserves and indemnification, the results of operations in that period could be materially adversely affected.

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

     At September 30, 2004, net capital under the Rule was $243.7 million, or 46.5 percent of aggregate debit balances, and $233.2 million in excess of the minimum required net capital.

     Advances to affiliates, repayment of subordinated debt, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the net capital rule of the SEC and regulatory bodies.

     Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the Financial Services Authority (“FSA”) of the United Kingdom. As of September 30, 2004, Piper Jaffray Ltd. was in compliance with the requirements of the FSA.

Note 10 Stock-Based Compensation and Cash Award Program

     In 2004, the Company has granted shares of restricted stock and options to purchase Piper Jaffray Companies common stock to employees and directors. These awards principally have three-year cliff vesting periods. The following table summarizes the Company’s stock options and restricted stock outstanding for the nine months ended September 30, 2004:

		Weighted	Shares of
	Options	Average	Restricted Stock
	Outstanding	Exercise Price	Outstanding
December 31, 2003	—	—	—
Granted:
Stock options	322,005	$47.49	—
Restricted stock	—	—	547,857
Exercised	—	—	—
Canceled options	23,061	47.30	—
Canceled restricted stock	—	—	16,876

September 30, 2004	298,944	$47.50	530,981

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)

     Additional information regarding Piper Jaffray Companies options outstanding as of September 30, 2004 is as follows:

	Options Outstanding			Exercisable Options
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$47.30 - $51.05	298,944	9.4	$47.50	21,249	$50.13

     Effective January 1, 2004, the Company elected to account for stock-based employee compensation under the fair value based method as prescribed by SFAS 123 and as amended by SFAS 148. Therefore, employee and director stock options granted on and after January 1, 2004 are expensed by the Company over the option vesting period, based on the estimated fair value of the award on the date of grant using a Black-Scholes option-pricing model. Restricted stock continues to be amortized on a straight-line basis over the vesting period. For the three months and nine months ended September 30, 2004, the Company recorded compensation expense, net of estimated forfeitures, of $2.5 million and $6.6 million, respectively, related to stock option and restricted stock grants.

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

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)

     While part of USB, the Company applied APB 25 in accounting for employee incentive plans that provided for the award of stock options and restricted stock. Because the exercise price of USB employee stock options equaled the market price of the underlying stock on the date of the grant, under APB 25, no compensation expense was recognized. Pro forma information regarding compensation expense and net income has been determined as if the Company had accounted for employee stock option plans under the fair value method of SFAS 123 for the periods prior to the Distribution. The fair value of the options was estimated at the grant date using a Black-Scholes option-pricing model. The pro forma disclosure that follows is for USB options granted to the Company’s employees while employed by USB and is not representative of periods subsequent to the Distribution.

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2003	September 30, 2003
(Dollars in thousands, except per share data)
Reported compensation expense	$129,455	$365,431
Stock-based compensation	5,392	16,065

Pro forma compensation expense	$134,847	$381,496

Reported net income	$16,030	$29,345
Stock-based compensation, net of tax	(3,235)	(9,639)

Pro forma net income	$12,795	$19,706

Pro forma earnings per share	$.66	$1.03

     Restricted shares of USB common stock granted under USB employee incentive plans vested over three to five years. Expense for restricted stock was based on the market price of USB stock at the time of the grant and amortized on a straight-line basis over the vesting period. Expense related to grants of USB restricted stock was $1.0 million and $2.9 million for the three months and nine months ended September 30, 2003.

Note 11 Earnings Per Share

     Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive restricted stock and stock options. Because Piper Jaffray Companies common stock was not publicly issued until December 31, 2003, the date of Distribution, the weighted average number of common shares outstanding for the three months and nine months ended September 30, 2003 was calculated by applying the Distribution Ratio to USB’s historical weighted average number of common shares outstanding for the applicable period. The computation of earnings per share is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
(Amounts in thousands, except per share data)
Net income	$11,769	$16,030	$38,539	$29,345
Shares for basic and diluted calculations:
Average shares used in basic computation	19,333	19,260	19,333	19,224
Stock options	—	—	—	—
Restricted stock	54	—	50	—
Average shares used in diluted computation	19,387	19,260	19,383	19,224
Earnings per share:
Basic	$0.61	$0.83	$1.99	$1.53
Diluted	$0.61	$0.83	$1.99	$1.53

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)

Note 12 Business Segments

     Within the Company, financial performance is measured by lines of business. The Company’s reportable business segments include Capital Markets, Private Client Services, and Corporate Support and Other. The business segments are determined based upon factors such as the type of customers, the nature of products and services provided and the distribution channels used to provide those products and services. Certain services that the Company offers are provided to clients through more than one of our business segments. These business segments are components of the Company about which financial information is available and are evaluated on a regular basis in deciding how to allocate resources and assess performance relative to competitors.

Basis for Presentation

     Segment results are derived from the Company’s financial reporting systems by specifically attributing customer relationships and their related revenues and expenses to the appropriate segment. Revenue-sharing of sales credits associated with underwritten offerings is based on the distribution channel generating the sales. Expenses directly managed by the segment, including salaries, commissions, incentives, employee benefits, occupancy, marketing and business development and other direct expenses, are accounted for within each segment’s financial results in a manner similar to the consolidated financial results. Investment research, operations, technology and compliance costs are allocated based on the segment’s use of these areas to support their businesses. General and administrative expenses incurred by centrally managed corporate support functions are included in Corporate Support and Other and are not allocated. To enhance the comparability of segment results, cash award program charges related to the Distribution, royalty fees previously assessed by USB and income taxes are not assigned to the segments, but are accounted for on an enterprise-wide basis. The financial management of assets, liabilities and capital is performed on an enterprise-wide basis. Net revenues from the Company’s non-U.S. operations were $3.0 million and $2.0 million for the three months ended September 30, 2004 and 2003, respectively, and $9.1 million and $5.8 million for the nine months ended September 30, 2004 and 2003, respectively, and are included in the Capital Markets business segment. Non-U.S. long-lived assets were $0.6 million at September 30, 2004, and December 31, 2003.

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

Private Client Services (“PCS”)

     PCS principally provides individual investors with financial advice and investment products and services, including equity and fixed income securities, mutual funds and annuities. This segment also includes net interest income on customer margin loans. As of September 30, 2004, PCS had 853 financial advisers operating in 92 branch offices in 18 Midwest, Mountain and West Coast states.

Corporate Support and Other

     Corporate Support and Other includes the Company’s private equity and venture capital businesses and activities managed on a corporate basis, such as enterprise-wide administrative support functions. Results for this segment primarily reflect management fees generated by the Company’s private equity and venture capital businesses and investments in private equity and venture capital funds managed by these businesses, as well as interest expense on the Company’s subordinated debt and the expenses of other business activities managed on a corporate basis.

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)

     Reportable segment financial results are as follows:

			Private Client		Corporate Support
	Capital Markets		Services		and Other		Consolidated Company
Three Months Ended September 30, (Dollars in thousands)	2004	2003	2004	2003	2004	2003	2004	2003
Net revenues	$101,282	$120,323	$83,727	$89,688	$1,216	$664	$186,225	$210,675
Operating expense	83,984	95,248	71,623	77,137	10,824	11,308	166,431	183,693

Pre-tax operating income before unallocated charges	$17,298	$25,075	$12,104	$12,551	$(9,608)	$(10,644)	$19,794	$26,982

Cash award program							1,219	—
Royalty fee							—	1,128

Consolidated income before taxes							$18,575	$25,854

			Private Client		Corporate Support
	Capital Markets		Services		and Other		Consolidated Company
Nine Months Ended September 30, (Dollars in thousands)	2004	2003	2004	2003	2004	2003	2004	2003
Net revenues	$326,760	$319,616	$267,340	$263,292	$8,828	$2,024	$602,928	$584,932
Operating expense	269,790	260,768	231,146	243,478	36,996	31,322	537,932	535,568

Pre-tax operating income before unallocated charges	$56,970	$58,848	$36,194	$19,814	$(28,168)	$(29,298)	$64,996	$49,364

Cash award program							3,559	—
Royalty fee							—	3,107

Consolidated income before taxes							$61,437	$46,257

Note 13 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

     The Company, in connection with its tender option bond program, has securitized $200.6 million of highly rated fixed rate municipal bonds. Each municipal bond is sold into a separate trust that is funded by the sale of variable rate certificates to institutional customers seeking variable rate, tax-free investment products. These variable rate certificates reprice weekly. The Company retains a residual interest in each trust, with such interest accounted for as a trading security, recorded at fair value on the Consolidated Statements of Financial Condition. The fair value of retained interests was $10.9 million at September 30, 2004, with a weighted average life of 10.2 years. Securitization transactions are treated as sales with the resulting gain included in principal transactions on the Consolidated Statements of Operations. Fair value of retained interests is estimated based on the present value of future cash flows using management’s best estimates of the key assumptions — forward yield curves, credit losses of 0 percent, and a 15 percent discount rate. The Company receives a fee to remarket the variable rate certificates derived from the securitizations. The Company enters into interest rate swaps to minimize any interest rate risk associated with the retained interests.

     At September 30, 2004, the sensitivity of the current fair value of retained interests to an immediate 10 percent or 20 percent adverse change in the key assumptions was not material.

     Certain cash flow activity for the municipal bond securitizations described above during 2004 includes:

Proceeds from new sales	$51.1 million
Remarketing fees received	$70,826
Cash flows received on retained interests	$4.3 million

     The Company has contracted with a major third-party financial institution to act as the liquidity provider to the trusts. The Company has agreed to reimburse this party for any losses associated with providing liquidity to the trusts. The maximum exposure to loss at September 30, 2004 was approximately $200 million, which represents the outstanding amount of all trust certificates. This exposure to loss is mitigated by the underlying municipal bonds in the trusts, which are either AAA or AA rated. These bonds had a market value of approximately $200 million at September 30, 2004. The Company believes the likelihood it will be required to fund the reimbursement agreement obligation under any provision of the arrangement is remote and no liability for such guarantee has been recorded in the accompanying consolidated financial statements.

Note 14 Definitive Agreement to Acquire Vie Securities, LLC

     In September 2004, the Company signed a definitive agreement to acquire Vie Securities, LLC, the broker dealer subsidiary of parent Vie Financial Group, Inc., for a cash purchase price of $15 million. Vie Securities provides algorithm-based, electronic execution services. The transaction, which is expected to close in the fourth quarter of 2004, has been approved by holders of more than 96 percent of the outstanding shares of common stock of Vie Financial Group and is subject to receipt of certain approvals from the NYSE and the National Association of Securities Dealers, Inc. The allocation of the purchase price and determination of goodwill will be made once the transaction closes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and exhibits included elsewhere in this report. Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, the future prospects of Piper Jaffray Companies. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors identified in the document entitled “Risk Factors” filed as Exhibit 99.1 to this Form 10-Q and in our subsequent reports filed with the SEC. These reports are available at our Web site at www.piperjaffray.com and at the SEC’s Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

EXECUTIVE OVERVIEW

     We are a focused securities firm dedicated to delivering superior financial advice, investment products and transaction execution within targeted sectors of the financial services marketplace. Our employees seek to build long-term relationships and use their expertise to provide value to our clients. We operate through three reportable segments: Capital Markets, Private Client Services, and Corporate Support and Other. Our Capital Markets business consists of equity and fixed income institutional sales and trading and investment banking services and generates revenues primarily through commissions and sales credits earned on equity and fixed income transactions, fees earned on investment banking and public finance activities and net interest on securities inventories. While we maintain securities inventories primarily to facilitate customer transactions, our Capital Markets business also realizes profits and losses from trading activities related to these securities inventories. Our Private Client Services business provides financial advice and a wide range of financial products and services to individual investors through our branch distribution network. It generates revenues primarily through commissions earned on equity and fixed income transactions, commissions earned for distribution of mutual funds and annuities, fees earned on fee-based investment management accounts and net interest from customers’ margin loan balances. Our Corporate Support and Other segment includes the results of our private equity and venture capital businesses, which generate revenues through the management of private equity and venture capital funds. This segment also includes results related to our investments in these funds. The securities business is a human capital business; accordingly, compensation and benefits comprise the largest component of our expenses, and our performance is dependent upon our ability to attract, develop and retain highly skilled and motivated employees.

     Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Overall market conditions are a product of many factors, which are mostly unpredictable and beyond our control. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the volume and value of trading in securities, the volatility of the equity and fixed income markets, the level and shape of various yield curves and the demand for investment banking services as reflected by the number and size of public offerings and merger and acquisition transactions. Factors that differentiate our business within the financial services industry also may affect our financial results. For example, our Capital Markets business focuses primarily on the consumer, financial institutions, health care and technology industries within the corporate sector and on health care, higher education, housing, and state and local government entities within the government/non-profit sector. These industries may experience growth or downturns independently of general economic and market conditions, or may face market conditions that are disproportionately better or worse than those impacting the economy and markets generally. In either case, our business could be affected differently than overall market trends. Our Private Client Services business primarily operates in the Midwest, Mountain and West Coast states, and an economic growth spurt or downturn that disproportionately impacts one or all of these regions may disproportionately affect our business compared with companies operating in other regions or more nationally or globally. In addition, our private client and equity trading businesses typically experience seasonality, slowing down somewhat during the summer months. Given the variability of the capital markets and securities businesses, our earnings may fluctuate significantly from period to period, and results of any individual period should not be considered indicative of future results.

     In the third quarter of 2004, general economic factors of note for our business included the Federal Reserve’s decision to continue to gradually increase the federal funds rate, raising the target for short-term interest rate by 25 basis points in both August and September. The increase in short-term interest rates has helped ease inflation expectations, pushing down the yield on longer term U.S. Treasury bonds in the third quarter. Continued concern about the sustainability of the economic recovery and corporate profits left the broad equity indices down slightly for the quarter.

     Some of the key challenges currently facing securities firms, including our own business, include the following:

•	Intense competition and pricing pressures in the securities trading industry and marketplace pressure to provide more price transparency;

•	Technological developments, which allow investors to execute trades directly with one another rather than working through a securities firm and to execute trades through electronic execution channels, reducing the fees that investors are willing to pay for execution;

•	Continued regulatory scrutiny of the industry, leading to changes in the way securities firms operate and increased operating costs.

     We are focused on these challenges as we manage our business, and the impact of these challenges on the securities industry and our company may affect our results of operations.

RECENT DEVELOPMENTS

     On September 22, 2004, we signed a definitive agreement to acquire Vie Securities, LLC, the broker dealer subsidiary of parent Vie Financial Group Inc., for a cash purchase price of $15 million. Vie Securities provides algorithm-based, electronic execution services. We believe this new capability will allow us to meet the increased demand of institutional clients for automated, cost-effective execution services. The transaction is expected to close in the fourth quarter of 2004, subject to certain regulatory approvals, and is expected to have an immaterial effect on our earnings in 2004 and 2005, and be accretive in 2006.

     On October 13, 2004, we announced plans to transition our venture capital business to an independent firm. This transition is expected to be completed during the fourth quarter of 2004 and will not have a material impact on our results of operations. Following the transition, all of the venture capital funds currently managed by our venture capital business will be managed by the independent firm, and we plan to retain our existing ownership interests in those venture capital funds.

RESULTS OF OPERATIONS

FINANCIAL SUMMARY FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

     The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				Results of Operations
				as a Percentage of Net
	Results of Operations			Revenues
	For the Three Months Ended			For the Three Months Ended
	September 30,			September 30,
			2004
(Amounts in thousands)	2004	2003	v2003	2004	2003
Revenues:
Commissions and fees	$61,187	$63,797	(4.1)%	32.9%	30.3%
Principal transactions	39,813	51,592	(22.8)	21.4	24.5
Investment banking	65,204	74,992	(13.1)	35.0	35.6
Interest	10,667	10,358	3.0	5.7	4.9
Other income	13,571	14,161	(4.2)	7.3	6.7

Total revenues	190,442	214,900	(11.4)	102.3	102.0
Interest expense	(4,217)	(4,225)	(0.2)	(2.3)	(2.0)

Net revenues	186,225	210,675	(11.6)	100.0	100.0

Non-interest expenses:
Compensation and benefits	114,197	129,455	(11.8)	61.3	61.5
Occupancy and equipment	14,968	13,623	9.9	8.0	6.5
Communications	10,558	9,100	16.0	5.7	4.3
Floor brokerage and clearance	4,068	5,700	(28.6)	2.2	2.7
Marketing and business development	9,723	8,576	13.4	5.2	4.1
Outside services	11,215	9,763	14.9	6.0	4.6
Cash award program	1,219	—	N/M	0.7	—
Royalty fee	—	1,128	N/M	—	0.5
Other operating expenses	1,702	7,476	(77.2)	0.9	3.5

Total non-interest expenses	167,650	184,821	(9.3)	90.0	87.7

Income before taxes	18,575	25,854	(28.2)	10.0	12.3
Income tax expense	6,806	9,824	(30.7)	3.7	4.7

Net income	$11,769	$16,030	(26.6)%	6.3%	7.6%

N/M — Not Meaningful

     Net income decreased to $11.8 million for the three months ended September 30, 2004, down from $16.0 million for the three months ended September 30, 2003. Net revenues decreased to $186.2 million for the three months ended September 30, 2004, down 11.6 percent over the same period last year. The difficult market environment that developed in the latter half of the second quarter of 2004, reflecting uncertainty regarding interest rates, inflation and geopolitical events, continued through the third quarter. This environment was exacerbated by a slowdown in activity during the summer months. The largest component of our revenue stream was investment banking at $65.2 million, down 13.1 percent from the corresponding period of the prior year. The decrease in investment banking revenue was driven by a decline in equity underwriting activity due to the difficult market environment. Commissions and fees decreased 4.1 percent for the three months ended September 30, 2004, compared with the three months ended September 30, 2003, as a result of reduced equity and mutual fund commissions, partly offset by an increase in managed account fees. Profits on principal transactions decreased 22.8 percent from the year-ago period, largely due to the decline in our fixed income institutional sales and trading business. Our fixed income institutional sales and trading revenues hit near record levels in the third quarter of 2003, but rising interest rates have created a more challenging fixed income environment in 2004. Non-interest expenses decreased 9.3 percent to $167.7 million for the three months ended September 30, 2004, from $184.8 million for the three months ended September 30, 2003. This decrease was primarily attributable to a reduction in compensation and benefits due to lower revenues and operating income.

CONSOLIDATED NON-INTEREST EXPENSES

Compensation and Benefits

     Compensation and benefits decreased 11.8 percent to $114.2 million for the three months ended September 30, 2004, from $129.5 million for the corresponding period in the prior year. This decrease resulted from reduced variable compensation costs due to the decline in revenues and operating income. Compensation and benefits as a percentage of net revenues remained relatively consistent at 61.3 percent for the three months ended September 30, 2004, decreasing just slightly from 61.5 percent for the three months ended September 30, 2003.

Occupancy and Equipment

     Occupancy and equipment expenses were $15.0 million for the three months ended September 30, 2004, compared with $13.6 million for the three months ended September 30, 2003. This increase was due primarily to approximately $1.0 million of expense relating to a system conversion. We expect this conversion to be completed in the first quarter of 2005. Additionally, we incurred higher software amortization costs associated with the implementation of a new fixed income trading system in late 2003.

Communications

     Communication expenses include costs for telecommunication and data communication, primarily from third-party market data information providers. Communication expenses were $10.6 million for the three months ended September 30, 2004, compared with $9.1 million for the three months ended September 30, 2003. This increase was due primarily to higher communication infrastructure costs as a result of our separation from U.S. Bancorp and increased costs to support the expansion of our fixed income sales and trading capabilities.

Floor Brokerage and Clearance

     Floor brokerage and clearance expenses were $4.1 million for the three months ended September 30, 2004, compared with $5.7 million for the three months ended September 30, 2003, a decrease of 28.6 percent. This decrease was due to our continued effort to reduce expenses associated with accessing electronic communication networks and our effort to execute a greater number of trades through our own trading desks. As a result of these efforts, floor brokerage and clearance expense as a percentage of net revenues was reduced to 2.2 percent for the three months ended September 30, 2004, from 2.7 percent in the corresponding period of the prior year.

Marketing and Business Development

     Marketing and business development expenses include travel and entertainment, postage, supplies and promotional and advertising costs. Marketing and business development expenses were $9.7 million for the three months ended September 30, 2004, compared with $8.6 million for the three months ended September 30, 2003. This increase was attributable to increased travel costs and the timing of advertising costs.

Outside Services

     Outside services expenses include securities processing expenses, outsourced technology functions, legal and other professional fees. Outside services expenses increased to $11.2 million for the three months ended September 30, 2004, compared with $9.8 million for the corresponding period in the prior year. This increase primarily reflects the costs for outsourcing our mainframe and network processing to a third-party vendor, new public company costs and increased investments in technology.

Cash Award Program

     A broad-based group of our employees was granted cash awards pursuant to a program that we established in connection with our spin-off from U.S. Bancorp. The award program is intended to aid in retention and compensate employees for the value of U.S. Bancorp stock options and restricted stock lost as a result of the spin-off. The cash award program has an aggregate value of approximately $47.0 million. We incurred a $24.0 million charge in connection with this program at the time of the spin-off. This charge is included in our results of operations for the fourth quarter of 2003. The balance of the cash awards will vest and be paid out over the next four years.

Royalty Fee

     As a subsidiary of U.S. Bancorp, we were charged royalty fees for the use of U.S. Bancorp tradenames and trademarks. These charges were discontinued at the time of the spin-off from U.S. Bancorp.

Other Operating Expenses

     Other operating expenses include insurance costs, license and registration fees, and the expenses associated with legal contingencies, financial advisor loan loss contingencies, and our charitable giving program. Other operating expenses decreased to $1.7 million for the three months ended September 30, 2004, compared with $7.5 million for the three months ended September 30, 2003, a decrease of 77.2 percent. This decrease is a result of lower expenses related to legal contingencies, offset in part by increased costs for corporate insurance as a result of being a stand-alone public company and increased expenses associated with our charitable giving program.

Income Taxes

     The provision for income taxes was $6.8 million, an effective tax rate of 36.6 percent, for the three months ended September 30, 2004, compared with $9.8 million, an effective tax rate of 38.0 percent, for the three months ended September 30, 2003. The decreased effective tax rate is attributable to an increase in the ratio of municipal interest income, which is non-taxable, to taxable income for the three months ended September 30, 2004.

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

     The following table provides our segment performance for the periods presented:

	For the Three Months Ended September 30,
			2004
	2004	2003	v2003
(Dollars in thousands)
Net revenues
Capital Markets	$101,282	$120,323	(15.8)%
Private Client Services	83,727	89,688	(6.6)
Corporate Support and Other	1,216	664	83.1

Total	$186,225	$210,675	(11.6)%

Pre-tax operating income (loss) before unallocated charges (a)
Capital Markets	$17,298	$25,075	(31.0)%
Private Client Services	12,104	12,551	(3.6)
Corporate Support and Other	(9,608)	(10,644)	(9.7)

Total	$19,794	$26,982	(26.6)%

Pre-tax operating margin before unallocated charges
Capital Markets	17.1%	20.8%
Private Client Services	14.5%	14.0%
Total	10.6%	12.8%

(a)	See Reconciliation to pre-tax operating income including unallocated charges for detail on expenses excluded from segment performance.

Reconciliation to pre-tax operating income including unallocated charges:
Pre-tax operating income before unallocated charges	$19,794	$26,982
Cash award program	1,219	—
Royalty fee	—	1,128

Consolidated income before income tax expense	$18,575	$25,854

CAPITAL MARKETS

	For the Three Months Ended September 30,
			2004
	2004	2003	v2003
(Dollars in thousands)
Net revenues:
Institutional sales and trading
Fixed income	$13,154	$21,717	(39.4)%
Equities	26,318	29,789	(11.7)

Total institutional sales and trading	39,472	51,506	(23.4)
Investment banking
Underwriting
Fixed income	18,223	18,727	(2.7)
Equities	16,836	25,066	(32.8)
Mergers and acquisitions	23,083	22,454	2.8

Total investment banking	58,142	66,247	(12.2)
Other net interest income	3,196	2,362	35.3
Other income	472	208	126.9

Total net revenues	$101,282	$120,323	(15.8)%

Pre-tax operating income before unallocated charges	$17,298	$25,075	(31.0)%
Pre-tax operating margin	17.1%	20.8%

     Institutional sales and trading revenues are comprised of all the revenues generated through trading activities. These revenues, which primarily are generated through the facilitation of customer trades, include principal transaction revenues, commissions and the interest income or expense associated with financing or hedging our inventory positions. To assess the profitability of institutional sales and trading activities, we aggregate principal transactions, commissions and net interest revenues. Institutional sales and trading revenues decreased 23.4 percent for the three months ended September 30, 2004, to $39.5 million. Equity institutional sales and trading decreased 11.7 percent for the three months ended September 30, 2004, to $26.3 million, compared to $29.8 million in the corresponding period in 2003. Fixed income institutional sales and trading revenues decreased 39.4 percent to $13.2 million for the quarter ended September 30, 2004. The significant decline in fixed income revenues from the year-ago period is primarily attributable to substantially reduced institutional client order flow and reduced trading profits. Our fixed income business achieved near record revenues in the third quarter of 2003 driven by high-yield corporate bonds where we have proprietary research capabilities. The rising interest rate environment in 2004 has created a more challenging fixed income environment. As a result of this challenging environment, we have taken steps to reduce our Value-at-Risk. This reduction limits both the risk and the potential return associated with principal transactions. We anticipate the trend in fixed income sales and trading activity to continue through 2004 as continued uncertainty regarding interest rates may continue to dampen demand for fixed income products.

     Investment banking revenue decreased to $58.1 million for the three months ended September 30, 2004, compared with $66.2 million for the three months ended September 30, 2003, down 12.2 percent. This decrease was primarily attributable to a decline in equity underwriting activity, which decreased 32.8 percent to $16.8 million for the three months ended September 30, 2004. Equity underwriting revenues in the third quarter of 2004 could not match the strong revenues in the third quarter of 2003 when the equity underwriting market rebounded after a soft equity underwriting environment in the first half of 2003. During the third quarter of 2004, we completed 19 equity offerings, raising $3.2 billion in capital for our clients, compared to 24 equity offerings, raising $3.5 billion in capital, during the third quarter of 2003. Fixed income underwriting stayed relatively consistent with the corresponding period in the prior year driven by strong public finance underwriting activity. Mergers and acquisitions activity increased slightly from the year-ago period as we completed 13 deals valued at $2.0 billion in the third quarter of 2004, compared to 13 deals valued at $1.9 billion for the same period in 2003.

     Segment pre-tax operating margin for the third quarter of 2004 decreased to 17.1 percent from 20.8 percent for the corresponding period in the prior year as a result of the decline in net revenues, which was offset somewhat by an accompanying decrease in variable compensation costs.

PRIVATE CLIENT SERVICES

	For the Three Months Ended September 30,
			2004
	2004	2003	v2003
(Dollars in thousands)
Net revenues	$83,727	$89,688	(6.6)%
Pre-tax operating income before unallocated charges	$12,104	$12,551	(3.6)%
Pre-tax operating margin	14.5%	14.0%
Number of financial advisors	853	883	(3.4)%
(period end)

     Private Client Services net revenues decreased 6.6 percent to $83.7 million for the three months ended September 30, 2004, compared with $89.7 million for the corresponding period in the prior year. This decrease is due to a decline in transactional business, partially offset by increased managed account fees resulting from higher managed account assets. The reduction in transactional business was due primarily to increased investor uncertainty, which led to reduced trading volumes in both the U.S. equity and bond markets and, to a smaller extent, to a decline in the number of our financial advisors when compared to September 30, 2003. Assets under management increased from $47.6 billion at September 30, 2003 to $49.0 billion at September 30, 2004, largely due to the improved equity market during the latter half of 2003.

     Despite the decline in net revenues, segment pre-tax operating margin for Private Client Services increased slightly to 14.5 percent for the third quarter of 2004 compared to 14.0 percent in the corresponding period of 2003 due to cost management.

     The number of financial advisors includes both developing and experienced financial advisors. The decline in the number of financial advisors from the year-ago period was due in part to the implementation of a new compensation plan in mid-2003, which contributed to significant attrition among lower-end producers. The attrition among our financial advisors due to the new compensation plan has largely ended, and the number of financial advisors slightly increased from the second to third quarter of 2004. We continue to work to grow our financial advisor ranks, which we expect to accomplish over the long term primarily by training professionals to become financial advisors and by selectively recruiting experienced financial advisors.

CORPORATE SUPPORT AND OTHER

     Corporate Support and Other includes revenues primarily attributable to our private equity and venture capital businesses and our investments in private equity and venture capital funds. On October 13, 2004, we announced plans to transition our venture capital business to an independent firm. For further information regarding this change in our business, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments. The Corporate Support and Other segment also includes interest expense on our subordinated debt, which is recorded as a reduction of net revenues. Net revenues increased to $1.2 million for the three months ended September 30, 2004, compared with $0.7 million for the corresponding period in the prior year. This change was due primarily to revenue recorded in the quarter ended September 30, 2004, pertaining to our investments in two limited partnerships that are consolidated for financial statement purposes. In addition, interest expense on our subordinated debt decreased as we reduced our subordinated debt balance by $35.0 million in the fourth quarter of 2003.

FINANCIAL SUMMARY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

     The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				Results of Operations
				as a Percentage of Net
	Results of Operations			Revenues
	For the Nine Months Ended			For the Nine Months Ended
	September 30,			September 30,
			2004
	2004	2003	v2003	2004	2003
(Amounts in thousands)
Revenues:
Commissions and fees	$196,475	$189,139	3.9%	32.6%	32.3%
Principal transactions	142,132	162,126	(12.3)	23.5	27.7
Investment banking	198,246	170,750	16.1	32.9	29.2
Interest	34,218	33,665	1.6	5.7	5.8
Other income	44,378	44,231	0.3	7.4	7.6

Total revenues	615,449	599,911	2.6	102.1	102.6
Interest expense	(12,521)	(14,979)	(16.4)	(2.1)	(2.6)

Net revenues	602,928	584,932	3.1	100.0	100.0

Non-interest expenses:
Compensation and benefits	371,594	365,431	1.7	61.6	62.5
Occupancy and equipment	42,383	40,297	5.2	7.0	6.9
Communications	31,728	27,584	15.0	5.3	4.7
Floor brokerage and clearance	13,427	17,527	(23.4)	2.2	3.0
Marketing and business development	31,516	27,284	15.5	5.2	4.7
Outside services	30,295	27,355	10.7	5.0	4.7
Cash award program	3,559	—	N/M	0.6	—
Royalty fee	—	3,107	N/M	—	0.5
Other operating expenses	16,989	30,090	(43.5)	2.9	5.1

Total non-interest expenses	541,491	538,675	0.5	89.8	92.1

Income before taxes	61,437	46,257	32.8	10.2	7.9
Income tax expense	22,898	16,912	35.4	3.8	2.9

Net income	$38,539	$29,345	31.3%	6.4%	5.0%

N/M — Not Meaningful

     Except as discussed below, the underlying reasons for variances to the prior year are substantially the same as the comparative quarterly discussion and the statements contained in the foregoing discussion also apply to the nine month comparison.

     Net income increased to $38.5 million for the nine months ended September 30, 2004, up from $29.3 million for the nine months ended September 30, 2003. Net revenues increased to $602.9 million for the nine months ended September 30, 2004, up 3.1 percent over the same period last year. The largest driver of this increase was investment banking, as revenues increased 16.1 percent for the nine months ended September 30, 2004, when compared to the corresponding period in the prior year. This increase was driven by substantially higher levels of equity underwriting and merger and acquisition activity during the first half of 2004 when compared to the corresponding period in 2003. Commissions and fees increased to $196.5 million, up 3.9 percent from the corresponding period of the prior year. Commissions and fees rose due to increased managed account balances during the first nine months of 2004, which led to increased managed account fees. Profits on principal transactions decreased 12.3 percent from the year-ago period, largely due to the decline in fixed income institutional sales and trading. Non-interest expenses increased to $541.5 million for the nine months ended September 30, 2004, from $538.7 million for the nine months ended September 30, 2003. This increase was primarily due to higher variable compensation costs resulting from increases in revenue and improved financial performance. Additionally, we have incurred increased costs associated with being a stand-alone public company.

CONSOLIDATED NON-INTEREST EXPENSES

Compensation and Benefits

     Compensation and benefits increased to $371.6 million for the nine months ended September 30, 2004, from $365.4 million for the corresponding period in the prior year, or up 1.7 percent. The increase in compensation and benefits expense was due primarily to increases in the variable portion of our compensation expense as a result of increased revenues and operating profits. Our compensation and benefits as a percentage of net revenues decreased from 62.5 percent for the nine months ending September 30, 2003, to 61.6 percent for the corresponding period in 2004, reflecting the leveraging of higher revenues and operating profits on our fixed compensation costs.

Other Operating Expenses

     Other operating expenses decreased 43.5 percent to $17.0 million for the nine months ended September 30, 2004, from $30.1 million for the nine months ended September 30, 2003. In the second quarter of 2003, we increased by $8.8 million our allowance for loan losses related to certain forgivable loans made to financial advisors, in conjunction with implementing a new compensation plan that we expected would cause attrition among our lower-end financial advisors. Because we believe we are largely through the attrition of financial advisors related to this new compensation plan and because attrition was lower than originally expected, we reduced our financial advisor loan loss reserve by $2.1 million in the first nine months of 2004. Further contributing to the decrease in other operating expenses were lower expenses in the first nine months of 2004 related to legal contingencies. These decreases in other operating expenses were offset in part by increased costs for corporate insurance as a result of being a stand-alone public company and expenses associated with our charitable giving program.

     The following table provides our segment performance for the periods presented:

	For the Nine Months Ended September 30,
			2004
	2004	2003	v2003
(Dollars in thousands)
Net revenues
Capital Markets	$326,760	$319,616	2.2%
Private Client Services	267,340	263,292	1.5
Corporate Support and Other	8,828	2,024	336.2

Total	$602,928	$584,932	3.1%

Pre-tax operating income (loss) before unallocated charges (a)
Capital Markets	$56,970	$58,848	(3.2)%
Private Client Services	36,194	19,814	82.7
Corporate Support and Other	(28,168)	(29,298)	(3.9)

Total	$64,996	$49,364	31.7%

Pre-tax operating margin before unallocated charges
Capital Markets	17.4%	18.4%
Private Client Services	13.5%	7.5%
Total	10.8%	8.4%

(a)	See Reconciliation to pre-tax operating income including unallocated charges for detail on expenses excluded from segment performance.

Reconciliation to pre-tax operating income including unallocated charges:
Pre-tax operating income before unallocated charges	$64,996	$49,364

Cash award program	3,559	—
Royalty fee	—	3,107

Consolidated income before income tax expense	$61,437	$46,257

CAPITAL MARKETS

	For the Nine Months Ended September 30,
			2004
(Dollars in thousands)	2004	2003	v2003
Net revenues:
Institutional sales and trading
Fixed income	$51,326	$75,459	(32.0)%
Equities	91,073	88,882	2.5

Total institutional sales and trading	142,399	164,341	(13.4)
Investment banking
Underwriting
Fixed income	47,484	49,862	(4.8)
Equities	64,642	47,400	36.4
Mergers and acquisitions	62,634	48,870	28.2

Total investment banking	174,760	146,132	19.6
Other net interest income	8,653	6,904	25.3
Other income	948	2,239	(57.7)

Total net revenues	$326,760	$319,616	2.2%

Pre-tax operating income before unallocated charges	$56,970	$58,848	(3.2)%
Pre-tax operating margin	17.4%	18.4%

     Institutional sales and trading revenues are comprised of all the revenues generated through trading activities. These revenues, which primarily are generated through the facilitation of customer trades, include principal transaction revenues, commissions and the interest income or expense associated with financing or hedging our inventory positions. To assess the profitability of institutional sales and trading activities, we aggregate principal transactions, commissions and net interest revenues. Institutional sales and trading decreased 13.4 percent to $142.4 million for the nine months ended September 30, 2004, due to a decline in fixed income sales and trading activity. The significant decline in fixed income revenues from the year-ago period is primarily attributable to substantially reduced institutional client order flow and reduced trading profits. This decline largely reflects the very different market environment during the second and third quarters of 2004 as compared to the same periods of 2003, when our fixed income business achieved record revenues driven by high-yield corporate bonds where we have proprietary research capabilities.

     Investment banking revenue increased to $174.8 million for the nine months ended September 30, 2004, compared with $146.1 million for the nine months ended September 30, 2003, up 19.6 percent. Driving this increase was higher equity underwriting activity resulting from improved economic and market conditions, particularly during the first six months of 2004 compared with the corresponding period of 2003. During the first nine months of 2004 we completed 72 equity offerings, raising $10.4 billion in capital for our clients, compared to 41 equity offerings, raising $5.8 billion in capital, during the first nine months of 2003. Additionally, as a result of improved equity market conditions in the first half of 2004, merger and acquisition activity rose. We completed 35 transactions valued at $5.5 billion in the first nine months of 2004 compared with 30 transactions valued at $3.6 billion during the first nine months of 2003.

     Segment pre-tax operating margin for Capital Markets decreased to 17.4 percent for the nine months ended September 30, 2004, compared with 18.4 percent for the corresponding period of the prior year. The decrease in pre-tax operating margin was due primarily to the increased costs associated with the amortization of a new fixed income trading system implemented in late 2003, and increased expenses to support the expansion of our fixed income sales and trading function.

PRIVATE CLIENT SERVICES

	For the Nine Months Ended September 30,
			2004
(Dollars in thousands)	2004	2003	v2003
Net revenues	$267,340	$263,292	1.5%
Pre-tax operating income before unallocated charges	$36,194	$19,814	82.7%
Pre-tax operating margin	13.5%	7.5%

     Private Client Services net revenues remained relatively stable for the nine months ended September 30, 2004, compared with the corresponding period in 2003. While managed account fees increased as a result of higher assets in managed accounts, the increase was offset by decreased transactional business due to a decline in investor sentiment during the latter half of the second quarter and throughout the third quarter of 2004. Assets under management increased from $47.6 billion at September 30, 2003 to $49.0 billion at September 30, 2004.

     Segment pre-tax operating margin for Private Client Services increased to 13.5 percent for the nine months ended September 30, 2004, compared with 7.5 percent for the corresponding period in 2003. This improvement was primarily attributable to increased net revenues combined with the leveraging of fixed expenses, lower financial advisor loan loss reserves and lower expenses related to legal contingencies.

CRITICAL ACCOUNTING POLICIES

     Our accounting and reporting policies comply with U.S. generally accepted accounting principles and conform to practices within the securities industry. The preparation of financial statements requires us to make estimates and assumptions that could materially affect reported amounts in the consolidated financial statements. Critical accounting policies are those policies that we believe to be the most important to the portrayal of our financial condition and results of operations, and that require us to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by us to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical, including, among others, whether the estimates are significant to the consolidated financial statements taken as a whole, the nature of the estimates, the ability to readily validate the estimates with other information including third-party or independent pricing sources, the sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be used under U.S. generally accepted accounting principles.

     For a full description of our significant accounting policies, see Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. We believe that of our significant policies, the following are our critical accounting policies.

Valuation of Financial Instruments

     Substantially all of our financial instruments are recorded at fair value or contract amounts that approximate fair value. Financial instruments carried at contract amounts that approximate fair value either have short-term maturities (one year or less), are repriced frequently, or bear market interest rates and, accordingly, are carried at amounts approximating fair value. Financial instruments carried at contract amount on the Consolidated Statements of Financial Condition include receivables from and payables to brokers, dealers and clearing organizations, securities purchased under agreements to resell, securities sold under agreements to repurchase, receivables from and payables to customers, short-term financing and subordinated debt. Financial instruments recorded at fair value are generally priced based upon independent sources such as listed market prices or dealer price quotations. Unrealized gains and losses related to these financial instruments are reflected on the Consolidated Statements of Operations.

     For investments in illiquid or privately held securities that do not have readily determinable fair values, the determination of fair value requires us to estimate the value of the securities using the best information available. Among the factors considered by us in determining the fair value of financial instruments are the cost, terms and liquidity of the investment, the financial condition and operating results of the issuer, the quoted market price of publicly traded securities with similar quality and yield, and other factors generally pertinent to the valuation of investments. In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of a similar security without restriction but may be reduced by an amount estimated to reflect such restrictions. In addition, even where the value of a security is derived from an independent source, certain assumptions may be required to determine the security’s fair value. For instance, we generally assume that the size of positions in securities that we hold would not be large enough to affect the quoted price of the securities if we sell them, and that any such sale would happen in an orderly manner. The actual value realized upon disposition could be different from the currently estimated fair value.

     Fair values for derivative contracts represent amounts estimated to be received from or paid to a third party in settlement of these instruments. These derivatives are valued using quoted market prices when available or pricing models based on the net present value of estimated future cash flows. The valuation models used require inputs including contractual terms, market prices, yield curves, credit curves, measures of volatility, and correlation of inputs.

Goodwill

     We record all assets and liabilities acquired in purchase acquisitions, including goodwill, at fair value as required by Statement of Financial Accounting Standards No. 141, “Business Combinations.” At September 30, 2004, we had goodwill of $305.6 million as a result of the 1998 acquisition of Piper Jaffray Companies Inc. and its subsidiaries by U.S. Bancorp. We had no recorded indefinite-lived assets or other intangibles as of that date.

     The initial recognition of goodwill and other intangible assets and subsequent impairment analysis require management to make subjective judgments concerning estimates of how the acquired assets or businesses will perform in the future using valuation methods including discounted cash flow analysis. Additionally, estimated cash flows may extend beyond ten years and, by their nature, are difficult to determine over an extended timeframe. Events and factors that may significantly affect the estimates include, among others, competitive forces, changes in revenue growth trends, cost structures and technology, changes in discount rates and market conditions. In determining the reasonableness of cash flow estimates, we review historical performance of the underlying assets or similar assets in an effort to assess and validate assumptions used in our estimates.

     In assessing the fair value of our operating segments, the volatile nature of the securities markets and our industry requires us to consider the business and market cycle and assess the stage of the cycle in estimating the timing and extent of future cash flows. In addition to estimating the fair value of an operating segment based on discounted cash flows, we consider other information to validate the reasonableness of our valuations including public market comparables, multiples of recent mergers and acquisitions of similar businesses and third-party assessments. Valuation multiples may be based on revenues, price-to-earnings and tangible capital ratios of comparable public companies and business segments. These multiples may be adjusted to consider competitive differences including size, operating leverage, and other factors. We determine the carrying amount of an operating segment based on the capital required to support the segment’s activities, including its tangible and intangible assets. The determination of a segment’s capital allocation requires management judgment and considers many factors, including the regulatory capital requirements and tangible capital ratios of comparable public companies in relevant industry sectors. In certain circumstances, we may engage a third party to validate independently our assessment of the fair value of our operating segments. If during any future period it is determined that an impairment exists, the results of operations in that period could be materially adversely affected.

Stock-Based Compensation

     As part of our compensation of employees, we use stock-based compensation, including stock options and restricted stock. Compensation related to restricted stock is amortized over the vesting period of the award, which is generally three years, and is included in our results of operations as compensation. U.S. generally accepted accounting principles permit the use of alternative methods of accounting for stock options, including an “intrinsic value” method and a “fair value” method. The intrinsic value method is intended to reflect the impact of stock options on shareholders based on the appreciation in the stock option over time, generally driven by financial performance. The fair value method requires an estimate of the value of stock options to be recognized as compensation over the vesting period of the awards. Prior to our spin-off from U.S. Bancorp, we utilized the intrinsic value method and did not recognize the impact of stock option awards as compensation expense. Accordingly, we provided disclosure of the impact of the estimated fair value of stock options on our compensation and reported income in the notes to the consolidated financial statements. In determining the estimated fair value of stock options, we used the Black-Scholes option-pricing model, which requires judgment regarding certain assumptions, including the expected life of the options granted, dividend yields and stock volatility. Certain of these assumptions were based on the stock performance of U.S. Bancorp and may not reflect assumptions that we would use as a stand-alone entity.

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

Contingencies

     We are involved in various pending and potential complaints, legal actions, investigations and proceedings related to our business. Some of these matters involve claims for substantial amounts, including claims for punitive and other special damages. The number of these complaints, legal actions, investigations and regulatory proceedings has increased in recent years. We have, after consultation with outside counsel and consideration of facts currently known by management, recorded estimated losses in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” to the extent that claims are probable of loss and the amount of the loss can be reasonably estimated. The determination of these reserve amounts requires significant judgment on the part of management. In making these determinations, we consider many factors, including, but not limited to, the loss and damages sought by the plaintiff or claimant, the basis and validity of the claim, the likelihood of successful defense against the claim, and the potential for, and magnitude of, damages or settlements from such pending and potential complaints, legal actions, arbitrations, investigations and proceedings, and fines and penalties or orders from regulatory agencies.

     Under the terms of our separation and distribution agreement with U.S. Bancorp and ancillary agreements, we will generally be responsible for all liabilities relating to our business, including those liabilities relating to our business while it was operated as a segment of U.S. Bancorp under the supervision of its management and board of directors and while our employees were employees of U.S. Bancorp servicing our business. Similarly, U.S. Bancorp will generally be responsible for all liabilities relating to the businesses U.S. Bancorp retained. However, in addition to our established reserves, U.S. Bancorp has agreed to indemnify us in an amount up to $17.5 million for losses that result from third-party claims relating to research analyst independence, regulatory investigations regarding the allocation of initial public offering shares to directors and officers of public companies, and regulatory investigations into our mutual fund practices. U.S. Bancorp has the right to terminate this indemnification obligation in the event of a change in control of our company. As of September 30, 2004, $14.7 million of the indemnification remained. As discussed below under “Legal Proceedings,” in July 2004 we reached a settlement with the NASD in connection with its investigation of the allocation of initial public offering shares to directors and officers of existing or potential investment banking clients, pursuant to which we paid $2.4 million, which was fully covered by the indemnification.

     Subject to the foregoing, we believe, based on our current knowledge, after appropriate consultation with outside legal counsel and after taking into account our established reserves and the U.S. Bancorp indemnity agreement, that pending judicial, regulatory and arbitration proceedings will be resolved with no material adverse effect on our financial condition. However, if, during any period, a potential adverse contingency should become probable or resolved for an amount in excess of the established reserves and indemnification, the results of operations in that period could be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

     We have a liquid balance sheet. Most of our assets consist of cash and assets readily convertible into cash. Securities inventories are stated at fair value and are generally readily marketable. Customers’ margin loans are collateralized by securities and have floating interest rates. Other receivables and payables with customers and other brokers and dealers usually settle within a few days. Our assets are financed by our equity capital, subordinated debt, bank lines of credit and proceeds from securities lending and securities sold under agreements to repurchase. The fluctuations in cash flows from financing activities are directly related to daily operating activities from our various businesses.

Funding Sources

     As of September 30, 2004, we had uncommitted credit agreements with banks totaling $650 million, comprising $530 million in discretionary secured lines and $120 million in discretionary unsecured lines. We have been able to obtain necessary short-term borrowings in the past and believe that we will continue to be able to do so in the future. We have also established arrangements to obtain financing using as collateral our securities held by our clearing bank or by another broker dealer at the end of each business day. In addition, we utilize repurchase agreements and securities lending as additional sources of funding.

     In addition to the $650 million of credit agreements described above, our broker dealer subsidiary is party to a $180 million subordinated debt facility with an affiliate of U.S. Bancorp, which has been approved by the NYSE for regulatory net capital purposes as allowable in our broker dealer subsidiary’s net capital computation. The interest on the subordinated debt facility is based on the three-month London Interbank Offer Rate and the entire amount outstanding matures in 2008.

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

ENTERPRISE RISK MANAGEMENT

     Risk is an inherent part of our business. In the course of conducting business operations, we are exposed to a variety of risks. Market risk, credit risk, operational risk, and legal and regulatory risk are the principal risks in our business activities. We seek to identify, assess and monitor each risk in accordance with defined policies and procedures. The extent to which we properly and effectively manage each of the various types of risk involved in our activities is critical to our financial condition and profitability. For a full discussion of our risk management framework, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

     Consistent with industry practice, we use a 95 percent confidence level and a one-day time horizon. A 95 percent confidence level and one-day time horizon means that there is a 5 percent chance that daily net trading revenues will experience a loss equal to or greater than the reported VaR. In other words, on average, we expect daily trading revenue shortfalls to exceed our VaR estimate about once a month. We also include the risk-reducing diversification benefit between business lines. This effect arises because inventory positions across products are not perfectly correlated.

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

     In addition to daily VaR estimates, we calculate the potential market risk to our trading positions under selected stress scenarios. We calculate the daily 99.9 percent VaR estimates both with and without diversification benefits for each risk category and firmwide. These stress tests allow us to measure the potential effects on net revenue from adverse changes in market volatilities, correlations, and trading liquidity.

     The following table quantifies the estimated value-at-risk for each component of market risk for the periods presented:

	September 30,	December 31,
(Dollars in thousands)	2004	2003
Interest Rate Risk	$163	$828
Equity Price Risk	260	299

Aggregate Undiversified Risk	423	1,127
Diversification Benefit	(210)	(613)

Aggregate Diversified Value-at-Risk	$213	$514

     The table below illustrates the high, low and average value-at-risk calculated on a daily basis for each component of market risk during the nine months ended September 30, 2004 and the calendar year 2003.

For the Nine Months Ended September 30, 2004
	High	Low	Average
(Dollars in thousands)
Interest Rate Risk	$1,446	$163	$586
Equity Price Risk	578	226	324
Aggregate Undiversified Risk	1,695	421	909
Aggregate Diversified Value-at-Risk	945	208	415

For the Year Ended December 31, 2003
	High	Low	Average
(Dollars in thousands)
Interest Rate Risk	$1,193	$544	$870
Equity Price Risk	1,051	256	536
Aggregate Undiversified Risk	1,971	1,028	1,406
Aggregate Diversified Value-at-Risk	944	481	664

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the caption “Enterprise Risk Management” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Form 10-Q is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are involved in a number of complaints, legal actions, investigations and judicial, regulatory and arbitration proceedings, including those described below. Some of these legal proceedings relate to our business that we assumed liability for pursuant to the separation and distribution agreement we entered into with U.S. Bancorp in connection with our spin-off. As a result, although U.S. Bancorp may remain as a named defendant in certain proceedings, we will manage the litigation and indemnify U.S. Bancorp for the costs, expenses and judgments in such litigation. Some of the legal proceedings we are involved in have been brought on behalf of various classes of plaintiffs and seek substantial or indeterminate damages. Investigations and regulatory proceedings by governmental agencies and self-regulatory organizations can result in fines or other disciplinary action being imposed on us. The number of legal proceedings in which we have been involved, and in particular the number of investigations and regulatory proceedings, has increased in recent years, and we expect to be involved in additional legal proceedings from time to time in the future. As a result, in the future we may incur higher professional fees and expenses related to legal contingencies than we previously have incurred.

     Due to the inherent difficulty of predicting the outcome of legal proceedings, particularly where the plaintiffs seek substantial or indeterminate damages or where novel legal theories or a large number of parties are involved, we cannot state with confidence when pending matters will be resolved or what the ultimate outcome of a particular matter will be. However, we have generally denied, or believe that we have meritorious defenses and will deny, liability in all significant actions pending against us, and we intend to vigorously defend such actions. Although there can be no assurance as to the outcome of a particular matter, we believe, based on our current knowledge, after appropriate consultation with outside legal counsel and after taking into account our established reserves and the U.S. Bancorp indemnity agreement (described in Note 8 to our unaudited consolidated financial statements, included in this Form 10-Q), that pending judicial, regulatory and arbitration proceedings will be resolved with no material adverse effect on our financial condition. However, the outcome of a particular matter may be material to our operating results for any particular period, depending, in part, on the operating results for that period and the amount of established reserves and indemnification.

Capital Markets

     Antigenics Litigation

     We have been named, along with certain present and former employees, in an action entitled Antigenics, Inc. v. U.S. Bancorp Piper Jaffray Inc., Scott Beardsley and Peter Ginsberg, No. 03 Civ. 971 (RCC), U.S. District Court for the Southern District of New York, that was filed on February 14, 2003. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and various common law claims, including breach of fiduciary duty, interference with economic relations, libel, injurious falsehood, breach of contract, unfair and deceptive trade practice, and tort, in connection with the discontinuation of research coverage of Antigenics on or about January 4, 2002 and seeks unspecified damages. Defendants filed a motion to dismiss this action on May 2, 2003. The court entered its memorandum and order dismissing the complaint in its entirety on January 5, 2004. On February 23, 2004, the plaintiff filed a notice of appeal from the order dismissing the complaint and that appeal is pending in the U.S. Court of Appeals for the Second Circuit. Plaintiff filed a motion for relief from judgment seeking leave to file an amended complaint with the district court on June 7, 2004, and the court denied this motion on October 5, 2004.

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

     With respect to structural reforms, we and the other settling firms agreed that research and investment banking will be physically separated, research analysts’ compensation will not be based directly or indirectly on investment banking revenues, investment banking will not participate in the analyst evaluation process, investment banking will have no role in determining companies covered in research, research analysts will be prohibited from participating in efforts to solicit investment banking business (including pitches and roadshows), research reports will disclose whether we do or are seeking to do business with the issuer, and upon termination of coverage we will issue a final research report discussing the reasons for the termination. Additionally, we will publish on our Web site certain information regarding our research to facilitate analysis of our analysts’ performance, and we will retain an independent monitor to conduct a review of our compliance with the agreed upon structural reforms. As part of the settlement, we are subject to a final judgment entered in federal district court ordering us to comply with the terms of the settlement and enjoining us from violating certain securities laws and NASD and NYSE rules in the future. Failure to comply with the injunction could result in us being held in contempt of the court’s order and subject to sanctions. On October 31, 2003, the court approved and entered the final judgment in the SEC action. Moreover, the settlements with the NYSE, NASD and 49 states, as well as Puerto Rico and the District of Columbia, are final. We presently anticipate that approval of the settlement will be sought from the one remaining state shortly. In connection with this settlement, we have joined the other leading securities firms that are part of the settlement in an initiative that generally prohibits the allocation of shares in initial public offerings to executives and directors of public companies.

     Following the settlement we, together with the other firms involved in the investigations, received subpoenas and information requests from the SEC and NASD in connection with an investigation of conduct by officers and employees relating to the alleged violations of the federal securities laws and NASD and NYSE rules. We cooperated fully with this investigation.

     Litigation Regarding Equity Research Conflicts of Interest

     Together with the other firms involved in the equity research conflicts of interest settlement, we have been named as a defendant in a pending lawsuit based, in part, on allegations substantially similar to those in the SEC action described above regarding violations of a number of different NASD and NYSE rules and Section 17(b) of the Securities Act. This action, entitled State of West Virginia v. Bear, Stearns & Company, Inc., et al., Case No. 03-C-133M, Circuit Court of Marshall County, West Virginia, seeks unspecified civil penalties under the West Virginia Consumer Protection Act. The defendants filed a motion to dismiss all claims. The circuit court indicated a desire to certify certain legal questions raised by the defendants’ motion for appeal to the West Virginia Supreme Court. The court entered its order denying the motions to dismiss and certifying a question of law to the Supreme Court of Appeals of West Virginia on July 23, 2004. On September 21, 2004, the defendants filed a petition in the West Virginia Supreme Court seeking certification and review of the denial of the motions to dismiss. We did not settle any other litigation regarding equity research conflicts of interest as part of the research settlement with securities regulators.

     Initial Public Offering Allocation Litigation

     We have been named, along with other leading securities firms, as a defendant in many putative class actions filed in 2001 and 2002 in the U.S. District Court for the Southern District of New York involving the allocation of securities in certain initial public offerings. The court’s order, dated August 8, 2001, transferred all related class action complaints for coordination and pretrial purposes as In re Initial Public Offering Allocation Securities Litigation, Master File No. 21 MC 92 (SAS). These complaints assert claims pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The claims are based, in part, upon allegations that between 1998 and 2000, in connection with acting as an underwriter of certain initial public offerings of technology and Internet-related companies, we obtained excessive compensation by allocating shares in these initial public offerings to preferred customers who, in return, purportedly agreed to pay additional compensation to us in the form of excess commissions that we failed to disclose. The complaints also allege that our customers who received favorable allocations of shares in initial public offerings agreed to purchase additional shares of the same issuer in the secondary market at pre-determined prices. These complaints seek unspecified damages. The defendants’ motions to dismiss the complaints were filed on July 1, 2002, and oral argument on the motions to dismiss was heard on November 14, 2002. The court entered its order largely denying the motions to dismiss on February 19, 2003. A status conference was held with the court on July 11, 2003 for purposes of establishing a case management plan setting forth discovery deadlines, selecting focus cases and briefing class certification. Discovery with respect to seventeen focus cases is proceeding at this time. On October 13, 2004, the Court issued an opinion largely granting plaintiffs’ motions for class certification in seven of the focus cases.

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

     Late trading involves the practice of allowing investors to submit or cancel trades for mutual fund shares after the market close but at the closing price, thereby taking advantage of post-close information. Market timing involves rapid trading in mutual fund shares in an attempt to exploit discrepancies between fund share prices and the value of underlying fund assets, typically in international funds. In connection with the industry-wide investigation into late trading and market timing, the SEC and the NASD have requested information from various parties, including many broker dealers. We received requests for information from the SEC and NASD related to late trading and market timing and provided responsive documents and information. Additionally, we conducted our own internal review of our policies, procedures and practices on these subjects and took remedial and other actions where we believed it to be appropriate. Based on the information we provided to regulators and our own internal review, we are not aware of any instances of late trading involving the firm or our employees or, with respect to market timing, any instances where customers or employees entered into arrangements with any mutual fund to allow a customer to engage in market timing contrary to policies of the mutual fund. We did identify four situations in which firm customers appeared to have been engaged in a market timing investment strategy, and on our own initiative we took disciplinary action against two employees related to one such situation. Based on our review of the facts involved in the other three instances, we did not believe that disciplinary action was necessary under the circumstances.

     We are aware that regulators are reviewing various industry practices relating to the marketing of mutual funds and compensation arrangements between fund companies and brokerage firms, including “directed brokerage” arrangements whereby fund companies direct trading business to broker dealers as part of a broader relationship in which the broker dealers distribute mutual funds of those companies. Specifically, we are aware that the SEC and the NASD are investigating approximately 12 brokerage firms with a view to possible violations of rules requiring adequate disclosure of compensation arrangements between fund companies and brokerage firms and prohibiting favoring the sale of mutual fund shares on the basis of trading commissions received or expected. While we were not among the firms being investigated, we undertook our own internal review of our policies, procedures and practices related to mutual fund marketing and compensation arrangements and took remedial and other actions where we believed it to be appropriate. In this regard we voluntarily disclosed to the NASD facts related to a limited number of compensation arrangements and two directed brokerage arrangements between our firm and certain mutual fund companies, and have responded to requests for documents and information. We have been notified that the NASD staff preliminarily has determined to recommend that disciplinary action be imposed on us based on such arrangements. The staff has not made a formal disciplinary recommendation, and we are seeking resolution of the matter through discussions with the NASD staff.

     Raul F.L. Pupo

     We were served with a statement of claim commencing an arbitration proceeding entitled Raul F.L. Pupo v. U.S. Bancorp Piper Jaffray Inc., NASD-DR Arbitration No. 03-2519, on April 22, 2003. The statement of claim asserted purported claims for breach of third-party contract, breach of contract, negligence and gross negligence, negligent failure to train and supervise, violation of federal securities law, breach of implied contract/unjust enrichment, common law fraud and breach of fiduciary duty. Those claims were based upon the alleged mishandling of Mr. Pupo’s accounts and a large position in Level 3 Communication, Inc. common stock he received in connection with the division of the joint account he previously maintained with his former spouse. Mr. Pupo sought actual damages in excess of $74 million and interest, punitive damages and costs. Mr. Pupo filed an Amended Statement of Claim on June 5, 2003. We filed our answer and affirmative defenses on July 2, 2003. We reached an agreement resolving Mr. Pupo’s claims and providing for the dismissal of the arbitration in its entirety on October 1, 2004.

     Investigations

     The NASD and SEC are investigating the activities of one former financial advisor in our Butte, Montana branch office. In April 2004, the NASD reached a settlement with this individual regarding an enforcement action brought against him alleging that he engaged in certain sales practice violations prior to the termination of his employment in March 2001. These investigations also relate, in part, to our supervision of this former employee. We cooperated fully with these investigations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     A third-party trustee makes open-market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2004.

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