Form 10-K
period 2004-12-31
PIPER JAFFRAY COMPANIES
filed 2005-03-04
CIK 1230245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Commission File No. 001-31720

PIPER JAFFRAY COMPANIES

(Exact Name of Registrant as specified in its Charter)

DELAWARE	30-0168701
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

800 Nicollet Mall, Suite 800
Minneapolis, Minnesota	55402
(Address of Principal Executive Offices)	(Zip Code)

(612) 303-6000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered
Common Stock, par value $0.01 per share	The New York Stock Exchange
Preferred Share Purchase Rights	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☒ NO ☐

     The aggregate market value of the 19,783,913 shares of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates based upon the last sale price, as reported on the New York Stock Exchange, of the Common Stock on June 30, 2004 was approximately $894,826,385.

     As of February 25, 2005, the Registrant had 20,700,357 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Parts I, II, and IV of this Annual Report on Form 10-K incorporate by reference information from the Registrant’s 2004 Annual Report to Shareholders that is included in Exhibit 13.1 to this Annual Report on Form 10-K.

     Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be held on April 27, 2005.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, the future prospects of Piper Jaffray Companies. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors identified in the document entitled “Risk Factors” filed as Exhibit 99.1 to this Annual Report on Form 10-K and in our subsequent reports filed with the Securities and Exchange Commission (“SEC”). These reports are available at our Web site at www.piperjaffray.com and at the SEC’s Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

ITEM 1. BUSINESS.

Overview

     Piper Jaffray Companies is a focused securities firm dedicated to delivering superior financial advice, investment products and transaction execution within targeted sectors of the financial services marketplace. Through our chief operating subsidiary, Piper Jaffray & Co., we have served corporations, government and non-profit entities, institutional investors and the financial advisory needs of private individuals since 1895. Our employees seek to build long-term relationships with our clients and to use their expertise to provide value to our clients. Our goals are to be a primary advisor to our investment banking and individual investor clients and to be a leading provider of advice, research and trading execution capabilities to institutional investors. We are headquartered in Minneapolis, Minnesota and have 104 offices in 23 states across the United States and in London, England. We compete nationally in serving corporations, government and non-profit entities, and institutional investors. We compete predominantly across the western half of the United States in serving the financial advisory needs of private individuals. We market our products and services under a single name—Piper Jaffray—which gives us a consistent brand across our businesses.

     Prior to 1998, Piper Jaffray was an independent public company. In 1998, the Piper Jaffray business was acquired by U.S. Bancorp and operated through various subsidiaries and divisions of U.S. Bancorp through 2003. On December 31, 2003, following U.S. Bancorp’s transfer of substantially all of the assets and liabilities of its capital markets business to us, Piper Jaffray again became an independent public company as a result of the tax-free distribution by U.S. Bancorp of our common stock to all of U.S. Bancorp’s shareholders. Our new holding company, Piper Jaffray Companies, was incorporated in Delaware on April 28, 2003, in anticipation of this distribution. In the distribution, each U.S. Bancorp shareholder received one share of our common stock for every 100 shares of U.S. Bancorp common stock held as of the December 22, 2003 record date. A total of 19,334,261 shares were distributed.

     We operate through three reportable segments: Capital Markets, Private Client Services and Corporate Support and Other. For the year ended December 31, 2004, the three segments contributed approximately 54.1 percent, or $431.1 million, 44.5 percent, or $355.2 million, and 1.4 percent, or $11.2 million, of our total net revenues, respectively. For financial information regarding each of our reportable segments, see Note 21 to our consolidated financial statements included in our 2004 Annual Report to Shareholders, which is incorporated herein by reference and is included in Exhibit 13.1 to this Form 10-K. Within Capital Markets and Private Client Services, we have investment research groups that provide research products and services to the clients of the respective business segment. For financial reporting purposes, the costs of certain enterprise-wide functions, such as operations, technology and compliance, are allocated to our Capital Markets and Private Client Services segments. All remaining enterprise-wide support functions and the results of our private equity and venture capital fund activities are included in our Corporate Support and Other reporting segment.

     Our principal executive offices are located at 800 Nicollet Mall, Suite 800, Minneapolis, Minnesota 55402, and our general telephone number is (612) 303-6000. We maintain an Internet Web site at http://www.piperjaffray.com. The information contained on and connected to our Web site is not incorporated into this report. We make available free of charge on or through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or
15(d) of the Securities Exchange Act of 1934, and all other reports we file with the SEC, as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the SEC. “Piper Jaffray,” the “Company,” “registrant,” “we,” “us” and “our” refer to Piper Jaffray Companies and our subsidiaries. The Piper Jaffray logo and the other trademarks, tradenames and service marks of Piper Jaffray mentioned in this report, including Piper Jaffray®, are the property of Piper Jaffray.

Capital Markets

     Our Capital Markets business principally consists of two components:

•	Investment Banking Activities — We raise capital through equity and debt offerings for our corporate clients in four focus industries, namely, the consumer, financial institutions, health care and technology industries, primarily focusing on middle-market clients. In addition, we provide financial advisory services relating to mergers and acquisitions to clients in these focus industries, as well as to companies in other industries. For our government and non-profit clients, we underwrite debt issuances and provide financial advisory and interest rate risk management services.

•	Equity and Fixed Income Institutional Sales and Trading — We offer both equity and fixed income financial advisory and trade execution services for public and private corporations, public entities, non-profit clients, institutional investors and retail clients. Integral to our capital markets efforts, we have equity sales and trading relationships with United States and European institutional investors who invest in our focus industries. Our fixed income sales and trading professionals have expertise in corporate, mortgage, agency and municipal securities and cover a range of institutional investors.

     In November 2004, we completed our acquisition of Vie Securities, LLC, the broker dealer subsidiary of parent Vie Financial Group Inc. The acquisition of Vie Securities added algorithm-based, electronic execution services to our equity trade execution capabilities. We offer our institutional equity clients the advantage of Vie’s capabilities—leading technology and price predictive modeling—through a distinct group within our equity trading department.

Private Client Services

     Our Private Client Services business principally provides individual investors with financial advice and investment products and services, including equity and fixed income securities, mutual funds and annuities. We provide these services through our branch network in the midwest, mountain and west coast states. Our financial advisors work to listen to our clients, understand their needs and deliver individualized advice designed to help clients achieve their financial goals. Our financial advisors use a suite of financial planning, portfolio performance reporting and fixed income portfolio management software tools to help clients with wealth management, retirement planning, education funding, tax-advantaged investing and estate planning strategies.

Corporate Support and Other

     Our Corporate Support and Other segment principally represents business activities managed on an enterprise-wide basis, including administrative support functions such as finance, legal and human resources. This segment also includes our private equity and venture capital businesses and our investments in private equity and venture capital funds managed by these businesses. On December 31, 2004, we completed the transition of our venture capital business to an independent firm. All venture capital funds previously managed by our venture capital business are now being managed by the independent firm. We retained our existing ownership interests in those venture capital funds.

Financial Information About Geographic Areas

     We are principally engaged in providing securities brokerage, investment banking and related financial services to individuals, corporations and public sector and non-profit entities in the United States. To a lesser extent, we provide sales and trading and investment banking services to selected companies in foreign jurisdictions, primarily in Europe, through Piper Jaffray Ltd., our brokerage and investment banking subsidiary domiciled in London, England. Net revenues and long-lived assets that are attributable to domestic and foreign operations, primarily representing premises and equipment, are summarized in Note 21 to our Consolidated Financial Statements, which are included in our 2004 Annual Report to Shareholders and incorporated herein by reference and also included in Exhibit 13.1 to this Form 10-K.

Competition

     Our Capital Markets business is subject to intense competition. The industry is dominated by multiple large Wall Street and foreign firms. We also compete with regional broker dealers and in some cases with small boutique firms. In addition, we compete with alternative trading systems that effect securities transactions through the Internet and other electronic media. Competition is principally based on price, quality of service, reputation and financial resources. Many of our large competitors have greater financial resources than we have and may be more willing than we are to engage in lending activities to businesses in connection with the provision of financial advisory services. Despite the intense competition of this industry, generally, we believe that scale is not as significant a factor in serving middle-market clients.

     Our Private Client Services business also is subject to intense competition. Our primary competition is national full-service firms and regional broker dealers in local geographic markets. We also compete for individual clients with discount brokerage services and online financial services firms, which typically provide lower levels of service for a lower price. In addition, we compete against independent investment advisors and, increasingly, more recent market entrants such as insurance companies, commercial banks, savings and loan associations and other firms offering financial services. Competition principally is based on personal relationships with the financial advisor, quality of service, reputation and price.

     In addition, there is significant competition within the securities industry for obtaining and retaining the services of qualified employees. Our business is a human capital business; the performance of our employees is critical to the performance of our business. Therefore, our ability to compete effectively is dependent upon attracting and retaining qualified individuals who are motivated to serve the best interests of our clients, thereby serving the best interests of our company. Our ability to attract and retain such employees depends, among other things, on our company’s culture, management, work environment, geographic location and compensation.

Seasonality

     Our private client and equity trading businesses typically experience some seasonality, slowing down somewhat during the summer months.

Employees

     As of February 25, 2005, we had approximately 3,000 employees, of whom approximately 1,020 were registered with the National Association of Securities Dealers (“NASD”) as financial advisors involved in our retail and institutional sales activities.

Regulation

     As a participant in the financial services industry, our business is regulated by U.S. federal and state regulatory agencies, self-regulatory organizations and securities exchanges, and by foreign governmental agencies, regulatory bodies and securities exchanges. We are subject to complex and extensive regulation of most aspects of our business, including the manner in which securities transactions are effected, net capital requirements, recordkeeping and reporting procedures, relationships with customers, the handling of cash and margin accounts, experience and training requirements for certain employees, the manner in which we prevent and detect money-laundering activities, and business procedures with firms that are not members of the self-regulatory organizations in which we participate. The regulatory framework of the financial services industry is designed primarily to safeguard the integrity of the capital markets and to protect customers, not creditors or shareholders. The laws, rules and regulations comprising this regulatory framework are frequently changing, as are the interpretation and enforcement of existing laws, rules and regulations. The timing and effects of such changes are difficult to predict accurately, but may directly affect the manner in which we operate our company, as well as our profitability.

     Our broker dealer subsidiary is registered as a securities broker dealer and as an investment advisor with the SEC and also is registered with the Commodity Futures Trading Commission as a futures commission merchant under the Commodity Exchange Act. The securities exchanges, the NASD and the National Futures Association are voluntary, self-regulatory bodies composed of members, such as our broker dealer subsidiary, which have agreed to abide by the regulatory organizations’ respective rules and regulations. Each of these organizations may expel, fine and otherwise discipline member firms and their employees. Our broker dealer subsidiary is also licensed as a broker dealer in each of the 50 states, requiring us to comply with the laws, rules and regulations of each state. Any state may revoke a license to conduct a securities business and fine or otherwise discipline broker dealers and their employees.

     Our broker dealer subsidiary also is subject to the SEC’s uniform net capital rule, Rule 15c3-1, and the net capital rule of the New York Stock Exchange (“NYSE”). Both rules set a minimum level of net capital a broker dealer must maintain and also require that a portion of the broker dealer’s assets be relatively liquid. Under the NYSE’s rule, the NYSE may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below NYSE requirements. In addition, our broker dealer subsidiary is subject to certain notification requirements related to withdrawals of excess net capital. As a result of these rules, our ability to make withdrawals of capital from our broker dealer subsidiary may be limited.

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

     Piper Jaffray Ltd., our United Kingdom brokerage and investment banking subsidiary, is registered under the laws of England and Wales and is authorized and regulated by the U.K. Financial Services Authority. As a result, Piper Jaffray Ltd. is subject to regulations regarding, among other things, capital adequacy, customer protection and business conduct.

Executive Officers

     Information regarding our executive officers (all of whom have held their current positions with us since December 31, 2004), and their ages as of February 25, 2005, are as follows:

Name	Age	Position(s)

Andrew S. Duff	47	Chairman and Chief Executive Officer
Addison L. Piper	58	Vice Chairman
James L. Chosy	41	General Counsel and Secretary
R. Todd Firebaugh	42	Chief Administrative Officer
Paul D. Grangaard	46	Head of Private Client Services
Barry J. Nordstrand	42	Head of Fixed Income
Robert W. Peterson	37	Head of Investment Research
Thomas P. Schnettler	48	Head of Equities and Investment Banking
Sandra G. Sponem	47	Chief Financial Officer

     Andrew S. Duff is our chairman and chief executive officer. Mr. Duff joined Piper Jaffray in 1980 and became chairman and chief executive officer of Piper Jaffray Companies following completion of our spin-off from U.S. Bancorp on December 31, 2003. He has served as chief executive officer of our broker dealer subsidiary since 2000 and as president of our broker dealer subsidiary since 1996. Prior to the spin-off from U.S. Bancorp, Mr. Duff also was a vice chairman of U.S. Bancorp from 1999 through 2003.

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

     James L. Chosy is our general counsel and secretary. Mr. Chosy has served in these roles since joining Piper Jaffray in March 2001. From 1995 until joining Piper Jaffray, he was vice president, associate general counsel of U.S. Bancorp. He also served as assistant secretary of U.S. Bancorp from 1995 through 2000 and as secretary in 2001 until his move to Piper Jaffray.

     R. Todd Firebaugh is our chief administrative officer. Mr. Firebaugh joined Piper Jaffray as head of planning and communications in December 2003 after serving Piper Jaffray as a consultant since March 2002. He was named chief administrative officer in November 2004. Prior to joining us, he spent 17 years in marketing and strategy within the financial services industry. Most recently, from 1999 to 2002, he was executive vice president of the corporate management office at U.S. Bancorp, and previously served U.S. Bancorp as senior vice president of small business, insurance and investments.

     Paul D. Grangaard is our head of private client services, a position he has held since October 2001. Prior to that, he served as head of our investment banking department from 1995 until 2001. He has been with Piper Jaffray since 1986. On February 28, 2005, we announced Mr. Grangaard’s decision to resign from Piper Jaffray effective as of April 1, 2005.

     Barry J. Nordstrand is our head of fixed income. He attained this position in May 2002. From 2001 to 2002, he was the sales and trading managing director for our fixed income capital markets division. He served as institutional coverage trader from 1998 to 1999. From 1987, when he joined Piper Jaffray, to 1998, he served in various product management, trading management and trading roles in our fixed income capital markets division.

     Robert W. Peterson is our head of investment research. Mr. Peterson joined Piper Jaffray in 1993 and attained his current position in April 2003. From November 2000 until April 2003, Mr. Peterson served as our head of equity research. From May 2000 until November 2000, he served as co-head of equity research. From 1993 until May 2000, he was a senior research analyst for Piper Jaffray. On February 28, 2005, we announced that Mr. Peterson has been named the new head of private client services effective as of April 1, 2005.

     Thomas P. Schnettler is our head of equities and investment banking. He has been with Piper Jaffray since 1986 and has held his current position since June 2002. Mr. Schnettler previously served as co-head of our investment banking department from 2000 to October 2001, and as head of this department from October 2001 to June 2002. From 1988 to 2000, he served Piper Jaffray as managing director, investment banking.

     Sandra G. Sponem is our chief financial officer. Ms. Sponem joined Piper Jaffray in 1992 as accounting manager and was promoted to controller in 1995. She has served as our chief financial officer since 1999.

     Each of our executive officers is a member of our management committee. Our management committee is composed of business line and department heads who report directly to our chief executive officer. Our management committee meets regularly to discuss matters of interest to its respective members and to review firmwide strategy and other issues.

ITEM 2. PROPERTIES.

     As of February 25, 2005, we conducted our operations through more than 104 offices, of which 91 included Private Client Services operations and 23 included Capital Markets operations, in 23 states and in London, England. All of our offices are leased. Our principal executive offices are located at 800 Nicollet Mall, Suite 800, Minneapolis, Minnesota and, as of February 25, 2005, comprise approximately 320,000 square feet of leased space. We have entered into a sublease arrangement with U.S. Bancorp, as lessor, for our offices at 800 Nicollet Mall, the term of which expires on May 29, 2014.

ITEM 3. LEGAL PROCEEDINGS.

     Due to the nature of our business, we are involved in a variety of legal proceedings on a continuous basis. These proceedings include litigation, arbitration and regulatory proceedings, which may arise from, among other things, client account activity, underwriting or other transactional activity, employment matters, regulatory examinations of our broker-dealer business and investigations of securities industry practices by governmental agencies and self-regulatory organizations. The securities industry is highly regulated, and the regulatory scrutiny applied to securities firms has increased dramatically in recent years, resulting in a higher number of regulatory investigations and enforcement actions and significantly greater uncertainty regarding the likely outcome of these matters. The number of litigation and arbitration proceedings also has increased in recent years. Accordingly, in recent years we have incurred, and may incur in the future, higher expenses for legal proceedings than previously.

     At the time of our spin-off from U.S. Bancorp, we assumed liability for certain legal proceedings that named U.S. Bancorp as a defendant but related to the business we managed when Piper Jaffray was a subsidiary of U.S. Bancorp. In those situations, we generally have agreed with U.S. Bancorp that we will manage the proceedings and indemnify U.S. Bancorp for the related expenses, including the amount of any judgment. In turn, U.S. Bancorp agreed at the time of the spin-off to indemnify us for certain legal proceedings relating to our business prior to the spin-off (see Note 12 to our consolidated financial statements, included in Exhibit 13.1 to this Form 10-K).

     Litigation-related expenses include amounts we reserve and/or pay out as legal and regulatory settlements, awards or judgments, and fines. Parties who initiate litigation and arbitration proceedings against us may seek substantial or indeterminate damages, and regulatory investigations can result in substantial fines being imposed on us. We reserve for contingencies related to legal proceedings at the time and to the extent we determine the amount to be probable and reasonably estimable. However, it is inherently difficult to predict accurately the timing and outcome of legal proceedings, including the amounts of any settlements, judgments or fines. We assess each proceeding based on its particular facts, our outside advisors’ and our past experience with similar matters, and expectations regarding the current legal and regulatory environment and other external developments that might affect the outcome of a particular proceeding or type of proceeding. We believe, based on our current knowledge, after appropriate consultation with outside legal counsel, in light of our established reserves and the indemnification available from U.S. Bancorp, that pending litigation, arbitration and regulatory proceedings, including those described below, will be resolved with no material adverse effect on our financial condition. Of course, there can be no assurance that our assessments will reflect the ultimate outcome of pending proceedings, and the outcome of any particular matter may be material to our operating results for any particular period, depending, in part, on the operating results for that period and the amount of established reserves and indemnification. We generally have denied, or believe that we have meritorious defenses and will deny, liability in all significant litigation and arbitration proceedings currently pending against us, and we intend to vigorously defend such actions.

Antigenics Litigation

     We were named, along with certain present and former employees, in an action entitled Antigenics, Inc. v. U.S. Bancorp Piper Jaffray Inc., Scott Beardsley and Peter Ginsberg, No. 03 Civ. 971 (RCC), U.S. District Court for the Southern District of New York, that was filed on February 14, 2003. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and various common law claims, including breach of fiduciary duty, interference with economic relations, libel, injurious falsehood, breach of contract, unfair and deceptive trade practice, and tort, in connection with the discontinuation of research coverage of Antigenics on or about January 4, 2002 and seeks unspecified damages. Defendants filed a motion to dismiss this action on May 2, 2003. On January 5, 2004, the court entered its memorandum and order dismissing with prejudice the plaintiffs’ federal securities law claims and declining to exercise jurisdiction over the remaining state law claims. On February 23, 2004, the plaintiff filed a notice of appeal from the order dismissing the complaint with the U.S. Court of Appeals for the Second Circuit. Plaintiff filed a motion for relief from judgment seeking leave to file an amended complaint with the district court on June 7, 2004, and the court denied that motion on October 5, 2004. Plaintiff did not file the record on appeal or its appellate brief before the respective deadlines of December 10 and 13, 2004, and indicated to the court that it will not object to the entry of an order dismissing the appeal.

Litigation Regarding Equity Research Conflicts of Interest

     Together with the other firms involved in the 2003 equity research conflicts of interest settlement, we have been named as a defendant in a pending lawsuit based, in part, on allegations regarding violations of a number of different NASD and NYSE rules and Section 17(b) of the Securities Act. This action, entitled State of West Virginia v. Bear, Stearns & Company, Inc., et al., Case No. 03-C-133M, Circuit Court of Marshall County, West Virginia, was filed on June 23, 2003, and seeks unspecified civil penalties under the West Virginia Consumer Protection Act. The defendants filed a motion to dismiss all claims. The circuit court indicated a desire to certify certain legal questions raised by the defendants’ motion for appeal to the West Virginia Supreme Court. The court entered its order denying the motions to dismiss and certifying a question of law to the Supreme Court of Appeals of West Virginia on July 23, 2004. On September 21, 2004, the defendants filed a petition in the West Virginia Supreme Court seeking certification and review of the denial of the motions to dismiss. On January 19, 2005, the West Virginia Supreme Court entered an order granting defendants’ petition and the parties are submitting briefs to the court. We did not settle any other litigation regarding equity research conflicts of interest as part of the research settlement with securities regulators.

Initial Public Offering Allocation Litigation

     We have been named, along with other leading securities firms, as a defendant in many putative class actions filed in 2001 and 2002 in the U.S. District Court for the Southern District of New York involving the allocation of securities in certain initial public offerings. The court’s order, dated August 8, 2001, transferred all related class action complaints for coordination and pretrial purposes as In re Initial Public Offering Allocation Securities Litigation, Master File No. 21 MC 92 (SAS). These complaints assert claims pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The claims are based, in part, upon allegations that between 1998 and 2000, in connection with acting as an underwriter of certain initial public offerings of technology and Internet-related companies, we obtained excessive compensation by allocating shares in these initial public offerings to preferred customers who, in return, purportedly agreed to pay additional compensation to us in the form of excess commissions that we failed to disclose. The complaints also allege that our customers who received favorable allocations of shares in initial public offerings agreed to purchase additional shares of the same issuer in the secondary market at pre-determined prices. These complaints seek unspecified damages. The defendants’ motions to dismiss the complaints were filed on July 1, 2002, and oral argument on the motions to dismiss was heard on November 14, 2002. The court entered its order largely denying the motions to dismiss on February 19, 2003. On October 13, 2004, the court issued an opinion largely granting plaintiffs’ motions for class certification in seven focus cases. Discovery is proceeding with respect to seventeen focus cases at this time. We are a defendant in two of the seventeen focus cases.

Initial Public Offering Fee Antitrust Litigation

     We have been named, along with other leading securities firms, as a defendant in several putative class actions filed in the U.S. District Court for the Southern District of New York in 1998. The court’s order, dated February 11, 1999, consolidated these purported class actions for all purposes as In re Public Offering Fee Antitrust Litigation, Case No. 98 CV 7890 (LMM). The consolidated amended complaint seeks unspecified compensatory damages, treble damages and injunctive relief. The consolidated amended complaint was filed on behalf of purchasers of shares issued in certain initial public offerings for U.S. companies and alleges that defendants conspired in offerings of an amount between $20 million and $80 million to fix the underwriters’ discount at 7.0 percent of the offering amount in violation of Section 1 of the Sherman Act. The court dismissed this consolidated action with prejudice and denied plaintiffs’ motion to amend the complaint and include an issuer plaintiff. The court stated that its decision did not affect any class actions filed on behalf of issuer plaintiffs. The Second Circuit Court of Appeals reversed the district court’s decision on December 13, 2002 and remanded the action to the district court. A motion to dismiss was filed with the district court on March 26, 2003 seeking dismissal of this action and the issuer plaintiff action described below in their entirety, based upon the argument that the determination of underwriting fees is implicitly immune from the antitrust laws because of the extensive federal regulation of the securities markets. Plaintiffs filed their opposition to the motion to dismiss on April 25, 2003. The underwriter defendants filed a motion for leave to file a supplemental memorandum of law in further support of their motion to dismiss on June 10, 2003. The court denied the motion to dismiss based upon implied immunity in its memorandum and order dated June 26, 2003. A supplemental memorandum in support of the motion to dismiss, applicable only to this action because the purported class consists of indirect purchasers, was filed on June 24, 2003 and seeks dismissal based upon the argument that the proposed class members cannot state claims upon which relief can be granted. Plaintiffs filed a supplemental memorandum in opposition to defendants’ motion to dismiss on July 9, 2003. Defendants filed a reply in further support of the motion to dismiss on July 25, 2003. The court entered its memorandum and order granting in part and denying in part the motion to dismiss on February 24, 2004. Plaintiffs’ damage claims were dismissed because they were indirect purchasers. The motion to dismiss was denied with respect to plaintiffs’ claims for injunctive relief. We filed our answer to the consolidated amended complaint on April 22, 2004. Plaintiffs filed a motion for class certification and supporting memorandum of law on September 16, 2004. Class discovery tentatively concluded on February 15, 2005, and briefs in opposition to class certification currently are due on or before March 17, 2005.

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

Mutual Fund Regulatory Matter

     Regulators have reviewed various industry practices relating to the marketing of mutual funds and compensation arrangements between fund companies and brokerage firms, including “directed brokerage” arrangements whereby fund companies direct trading business to broker dealers as part of a broader relationship in which the broker dealers distribute mutual funds of those companies. We are aware that the SEC and the NASD have investigated approximately 12 brokerage firms with a view to possible violations of rules requiring adequate disclosure of compensation arrangements between fund companies and brokerage firms and prohibiting favoring the sale of mutual fund shares on the basis of trading commissions received or expected. While we were not among the firms being investigated, we undertook our own internal review of our policies, procedures and practices related to mutual fund marketing and compensation arrangements and took remedial and other actions where we believed them to be appropriate. In this regard, we voluntarily disclosed to the NASD facts related to a limited number of compensation arrangements and two directed brokerage arrangements between our firm and certain mutual fund companies. As announced by the NASD on February 22, 2005, we reached a settlement with the NASD in connection with this matter and agreed to pay a penalty of $275,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of 2004, we did not submit any actions for approval by our shareholders.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     The section of our 2004 Annual Report to Shareholders entitled “Market for Piper Jaffray Common Stock and Related Shareholder Matters” is incorporated herein by reference and also is included in Exhibit 13.1 to this Form 10-K.

     A third-party trustee makes open market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.

     In 2005, our board of directors authorized us to repurchase up to 1.3 million shares of our outstanding common stock for a maximum aggregate purchase price of $65.0 million. Purchases will be made on the open market pursuant to a 10b5-1 plan established with an independent agent. The program is authorized through December 31, 2005.

ITEM 6. SELECTED FINANCIAL DATA.

     The section of our 2004 Annual Report to Shareholders entitled “Selected Financial Data” is incorporated herein by reference and also is included in Exhibit 13.1 to this Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The section of our 2004 Annual Report to Shareholders entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference and also is included in Exhibit 13.1 to this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The section of our 2004 Annual Report to Shareholders entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Enterprise Risk Management” is incorporated herein by reference and also is included in Exhibit 13.1 to this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements and notes thereto included in our 2004 Annual Report to Shareholders are incorporated herein by reference and also are included in Exhibit 13.1 to this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Control and Procedures

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

Internal Control Over Financial Reporting

(a) Our Management’s Report on Internal Control Over Financial Reporting is included in our 2004 Annual Report to Shareholders and incorporated herein by reference, and also is included in Exhibit 13.1 to this Form 10-K.

(b) Our independent auditor has issued an attestation report on management’s assessment of our internal control over financial reporting. This report is included in our 2004 Annual Report to Shareholders and incorporated herein by reference, and also is included in Exhibit 13.1 to this Form 10-K.

(c) During our most recently completed fiscal quarter, there was no change in our system of internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information regarding our executive officers included in Part I of this Form 10-K under the caption, “Executive Officers,” is incorporated herein by reference. The information in the definitive proxy statement for our 2005 annual meeting of shareholders to be held on April 27, 2005, under the captions “Class II Directors—Nominees for Terms Ending in 2008,” “Class III Directors—Terms Ending in 2006,” “Class I Directors—Terms Ending in 2007,” “Information Regarding the Board of Directors and Corporate Governance—Committees of the Board—Audit Committee,” “Information Regarding the Board of Directors and Corporate Governance—Code of Ethics and Business Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information in the definitive proxy statement for our 2005 annual meeting of shareholders to be held on April 27, 2005, under the captions “Executive Compensation” (excluding information under the caption “Executive Compensation—Report of the Compensation Committee”), “Certain Relationships and Related Transactions—Compensation Committee Interlocks and Insider Participation” and “Information Regarding the Board of Directors and Corporate Governance—Compensation Program for Non-Employee Directors” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

     The information in the definitive proxy statement for our 2005 annual meeting of shareholders to be held on April 27, 2005, under the captions “Security Ownership—Beneficial Ownership of Directors, Nominees and Executive Officers,” “Security Ownership—Beneficial Owners of More than Five Percent of our Common Stock” and “ Executive Compensation—Outstanding Equity Awards” are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information in the definitive proxy statement for our 2005 annual meeting of shareholders to be held on April 27, 2005, under the caption “Certain Relationships and Related Transactions—Related Transactions Involving Our Directors and Executive Officers” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information in the definitive proxy statement for our 2005 annual meeting of shareholders to be held on April 27, 2005, under the caption “Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Fees” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) FINANCIAL STATEMENTS OF THE COMPANY.

     The Consolidated Financial Statements incorporated herein by reference and included in Exhibit 13.1 to this Form 10-K are listed on page F-1 by reference to the corresponding page numbers in our 2004 Annual Report to Shareholders.

(a)(2) FINANCIAL STATEMENT SCHEDULES.

     The financial statement schedule required to be filed hereunder is listed on page F-1. All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) EXHIBITS.

Exhibit Number	Description	Method of Filing
2.1	Separation and Distribution Agreement, dated as of December 23, 2003, between	(1)
	U.S. Bancorp and Piper Jaffray Companies. #

3.1	Amended and Restated Certificate of Incorporation.	(1)

3.2	Amended and Restated Bylaws.	(1)

4.1	Form of Specimen Certificate for Piper Jaffray Companies Common Stock.	(2)

4.2	Rights Agreement, dated as of December 31, 2003, between Piper Jaffray	(1)
	Companies and Mellon Investor Services LLC, as Rights Agent. #

10.1	Employee Benefits Agreement, dated as of December 22, 2003, between U.S.	(1)
	Bancorp and Piper Jaffray Companies. #

10.2	Tax Sharing Agreement, dated as of December 23, 2003, between U.S. Bancorp and	(1)
	Piper Jaffray Companies. #

10.3	Insurance Matters Agreement, dated as of December 23, 2003, between U.S.	(1)
	Bancorp and Piper Jaffray Companies. #

10.4	Business Alliance Agreement, dated as of December 23, 2003, between U.S.	(1)
	Bancorp and Piper Jaffray Companies. #

10.5	Subordinated Loan Agreement, dated as of December 22, 2003, between USB	(1)
	Holdings, Inc. and U.S. Bancorp Piper Jaffray Inc.

10.6	Sublease Agreement, dated as of September 18, 2003, between U.S. Bancorp and	(3)
	U.S. Bancorp Piper Jaffray Inc.#

10.7	Summary of Employment Arrangement with Addison L. Piper.*	(4)

10.8	Form of Cash Award Agreement.*	(1)

10.9	U.S. Bancorp Piper Jaffray Inc. Second Century 2000 Deferred Compensation Plan.*	(1)

10.10	U.S. Bancorp Piper Jaffray Inc. Second Century Growth Deferred Compensation	(1)
	Plan (As Amended and Restated Effective September 30, 1998).*

10.11	Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term	(5)
	Incentive Plan (“LTIP”).*

10.12	Form of Stock Option Agreement for Annual Employee Grant under the LTIP.*	(3)

10.13	Form of Restricted Stock Agreement for Annual Employee Grant under the LTIP.*	(3)

10.14	Form of Stock Option Agreement for Non-Employee Director Grants under the LTIP.*	(3)

10.15	Piper Jaffray Companies Deferred Compensation Plan for Non-Employee Directors.*	(6)

10.16	Summary of Non-Employee Director Compensation Program.*	(6)

10.17	Summary of 2005 Annual Incentive Program for Certain Executive Officers.*	(7)

10.18	Summary of Employment Arrangement with Paul D. Grangaard.*	(7)

13.1	Selected Portions of the 2004 Annual Report to Shareholders.	Filed herewith

21.1	Subsidiaries of Piper Jaffray Companies.	Filed herewith

23.1	Consent of Ernst & Young LLP.	Filed herewith

23.2	Consent of PricewaterhouseCoopers LLP.	Filed herewith

24.1	Power of Attorney.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Section 1350 Certifications.	Filed herewith

99.1	Risk Factors.	Filed herewith

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

#	The Company hereby agrees to furnish supplementally to the Commission upon request any omitted exhibit or schedule.

(1)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year end December 31, 2003, filed with the Commission on March 8, 2004, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Form 10, filed with the Commission on June 25, 2003, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Amendment No. 2 to Form 10, filed with the Commission on October 23, 2003, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Amendment No. 1 to Form 10, filed with the Commission on August 22, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, filed with the Commission on July 28, 2004.

(6)	Incorporated herein by reference to Item 1.01 of the Company’s Form 8-K, filed with the Commission on December 15, 2004.

(7)	Incorporated herein by reference to Item 1.01 of the Company’s Form 8-K, filed with the Commission on February 28, 2005.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2005.

PIPER JAFFRAY COMPANIES

By /s/ Andrew S. Duff
ItsChairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2005.

SIGNATURE	TITLE

/s/ Andrew S. Duff	Chairman, Chief Executive Officer and Director

Andrew S. Duff	(Principal Executive Officer)

/s/ Sandra G. Sponem	Chief Financial Officer (Principal Financial and

Sandra G. Sponem	Accounting Officer)

/s/ Addison L. Piper

Addison L. Piper	Vice Chairman

/s/ Michael R. Francis

Michael R. Francis	Director

/s/ B. Kristine Johnson

B. Kristine Johnson	Director

/s/ Samuel L. Kaplan

Samuel L. Kaplan	Director

/s/ Frank L. Sims

Frank L. Sims	Director

/s/ Richard A. Zona

Richard A. Zona	Director

PIPER JAFFRAY COMPANIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

	Page
	Form	Annual
	10-K	Report

Consolidated Financial Statements

Management’s Report on Internal Control Over Financial Reporting		32

Report of Independent Registered Public Accounting Firm		33

Report of Independent Registered Public Accounting Firm		34

Report of Independent Registered Public Accounting Firm		35

Consolidated Financial Statements

Consolidated Statements of Financial Condition		36

Consolidated Statements of Operations		37

Consolidated Statements of Changes in Shareholders’ Equity		38

Consolidated Statements of Cash Flows		39

Notes to Consolidated Financial Statements		40

Financial Statement Schedule

Schedule I—Piper Jaffray Companies (Parent Company Only) Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Statements of Financial Condition	F-3

Statement of Operations	F-4

Statement of Cash Flows	F-5

Notes to Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Piper Jaffray Companies (Parent Company Only)

We have audited the accompanying statements of financial condition of Piper Jaffray Companies (Parent Company Only) as of December 31, 2004 and 2003, and the related statements of operations and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Piper Jaffray Companies (Parent Company Only) at December 31, 2004 and 2003, and the results of its operations and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 25, 2005

Piper Jaffray Companies
(Parent Company Only)
Statements of Financial Condition

	December 31,	December 31,
(Amounts in thousands)	2004	2003
Assets
Investment in and advances to subsidiaries	$726,932	$669,932

Liabilities and Shareholders’ Equity
Other liabilities and accrued expenses	$1,504	$137
Shareholders’ equity	725,428	669,795

Total liabilities and shareholders’ equity	$726,932	$669,932

See Notes to Financial Statements

Piper Jaffray Companies
(Parent Company Only)
Statement of Operations

Year Ended December 31,
Dollars in thousands)	2004
Revenues:
Total revenues	$—
Interest expense	—

Net revenues	—

Non-interest expenses:
Total non-interest expenses	5,852
Loss before income tax benefit and equity in undistributed income of subsidiaries	(5,852)

Income tax benefit	(2,151)

Loss of parent company	(3,701)
Equity in undistributed income of subsidiaries	54,049

Net income	$50,348

See Notes to Financial Statements

Piper Jaffray Companies
(Parent Company Only)
Statement of Cash Flows

Year Ended December 31,
(Dollars in thousands)	2004
Operating Activities:
Net income	$50,348
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	300
Equity in undistributed income of subsidiaries	(54,049)
Other, net	1,033

Net cash used in operating activities	(2,368)
Investing Activities:
Net cash used in investing activities	—

Financing Activities:
Dividends received from subsidiaries	2,368

Net cash provided by financing activities	2,368

Net increase (decrease) in cash and cash equivalents	—
Cash and cash equivalents at beginning of year	—

Cash and cash equivalents at end of year	$—

Supplemental disclosure of cash flow information -
Cash paid (received) during the year for:
Interest	$—
Income taxes	$—

See Notes to Financial Statements

Piper Jaffray Companies
(Parent Company Only)
Notes to Financial Statements

Note 1 Background

Background

     Piper Jaffray Companies (the “Parent Company”) is the parent company of Piper Jaffray & Co., a securities broker dealer and investment banking firm; Piper Jaffray Ltd., a firm providing securities brokerage and investment banking services in Europe through an office located in London, England; Piper Jaffray Financial Products Inc. and Piper Jaffray Financial Products II Inc., two entities that facilitate Piper Jaffray Companies customer derivative transactions; and Piper Jaffray Ventures Inc., a venture capital firm managing funds that invested in emerging growth companies.

     On April 28, 2003, Piper Jaffray Companies was incorporated in Delaware as a subsidiary of U.S. Bancorp to effect the spin-off of its capital markets business to its shareholders. On December 31, 2003, after receiving regulatory approval, U.S. Bancorp distributed to its shareholders all of its interest in Piper Jaffray Companies and its subsidiaries. On that date, 19,334,261 shares of Piper Jaffray Companies common stock were issued to U.S. Bancorp shareholders.

     The Parent Company had no operating activity during the period from its date of incorporation on April 28, 2003, to December 31, 2003, and thus, no Statement of Operations or Statement of Cash Flows are presented for this period. Operating activity during 2004 consisted of public company expenses.

General

     The financial information of the Parent Company should be read in conjunction with the consolidated financial statements of Piper Jaffray Companies and the notes thereto in the Piper Jaffray Companies 2004 Annual Report to Shareholders and also included in Exhibit 13.1 to this Form 10-K.

Use of Estimates

     The preparation of the financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 Dividend Restrictions

     As a registered broker dealer and member firm of the New York Stock Exchange, Inc. (“NYSE”), Piper Jaffray & Co. is subject to the Uniform Net Capital Rule (the “Rule”) of the SEC and the net capital rule of the NYSE. Piper Jaffray & Co. has elected to use the alternative method permitted by the Rule, which requires that it maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as such term is defined in the Rule. The NYSE may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated debt, dividend payments and other equity withdrawals by Piper Jaffray & Co. are subject to certain notification and other provisions of the Rule and the net capital rule of the NYSE. In addition, Piper Jaffray & Co. is subject to certain notification requirements related to withdrawals of excess net capital.

Piper Jaffray Companies
(Parent Company Only)
Notes to Financial Statements

Note 3 Guarantee

     In 2004, Piper Jaffray & Co. entered into an agreement with U.S. Bancorp to provide up to $40 million in temporary subordinated debt, which will be used as necessary to facilitate convertible underwriting transactions. The temporary subordinated debt satisfies provisions of Appendix D of SEC Rule 15c3-1 and in form has been approved by the NYSE. The term of the agreement is from December 20, 2004 to December 20, 2005. As part of this agreement, the Parent Company provided a guarantee of payment in the event Piper Jaffray & Co. utilizes this debt agreement.

Note 4 Transactions with affiliates

     The Parent Company received from its consolidated subsidiaries dividends of approximately $2.4 million for the year ended December 31, 2004 .

Exhibit Index

Exhibit Number	Description	Method of Filing
2.1	Separation and Distribution Agreement, dated as of December 23, 2003, between	(1)
	U.S. Bancorp and Piper Jaffray Companies. #

3.1	Amended and Restated Certificate of Incorporation.	(1)

3.2	Amended and Restated Bylaws.	(1)

4.1	Form of Specimen Certificate for Piper Jaffray Companies Common Stock.	(2)

4.2	Rights Agreement, dated as of December 31, 2003, between Piper Jaffray	(1)
	Companies and Mellon Investor Services LLC, as Rights Agent. #

10.1	Employee Benefits Agreement, dated as of December 22, 2003, between U.S.	(1)
	Bancorp and Piper Jaffray Companies. #

10.2	Tax Sharing Agreement, dated as of December 23, 2003, between U.S. Bancorp and	(1)
	Piper Jaffray Companies. #

10.3	Insurance Matters Agreement, dated as of December 23, 2003, between U.S.	(1)
	Bancorp and Piper Jaffray Companies. #

10.4	Business Alliance Agreement, dated as of December 23, 2003, between U.S.	(1)
	Bancorp and Piper Jaffray Companies.#

10.5	Subordinated Loan Agreement, dated as of December 22, 2003, between USB	(1)
	Holdings, Inc. and U.S. Bancorp Piper Jaffray Inc.

10.6	Sublease Agreement, dated as of September 18, 2003, between U.S. Bancorp and	(3)
	U.S. Bancorp Piper Jaffray Inc.#

10.7	Summary of Employment Arrangement with Addison L. Piper.*	(4)

10.8	Form of Cash Award Agreement.*	(1)

10.9	U.S. Bancorp Piper Jaffray Inc. Second Century 2000 Deferred Compensation Plan.*	(1)

10.10	U.S. Bancorp Piper Jaffray Inc. Second Century Growth Deferred Compensation	(1)
	Plan (As Amended and Restated Effective September 30, 1998).*

10.11	Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term	(5)
	Incentive Plan (“LTIP”).*

10.12	Form of Stock Option Agreement for Annual Employee Grant under the LTIP.*	(3)

10.13	Form of Restricted Stock Agreement for Annual Employee Grant under the LTIP.*	(3)

10.14	Form of Stock Option Agreement for Non-Employee Director Grants under the LTIP.*	(3)

10.15	Piper Jaffray Companies Deferred Compensation Plan for Non-Employee Directors.*	(6)

10.16	Summary of Non-Employee Director Compensation Program.*	(6)

10.17	Summary of 2005 Annual Incentive Program for Certain Executive Officers.*	(7)

10.18	Summary of Employment Arrangement with Paul D. Grangaard.*	(7)

13.1	Selected Portions of the 2004 Annual Report to Shareholders.	Filed herewith

21.1	Subsidiaries of Piper Jaffray Companies.	Filed herewith

23.1	Consent of Ernst & Young LLP.	Filed herewith

23.2	Consent of PricewaterhouseCoopers LLP.	Filed herewith

24.1	Power of Attorney.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Section 1350 Certifications.	Filed herewith

99.1	Risk Factors.	Filed herewith

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

#	The Company hereby agrees to furnish supplementally to the Commission upon request any omitted exhibit or schedule.

(1)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 8, 2004, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Form 10, filed with the Commission on June 25, 2003, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Amendment No. 2 to Form 10, filed with the Commission on October 23, 2003, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Amendment No. 1 to Form 10, filed with the Commission on August 22, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, filed with the Commission on July 28, 2004.

(6)	Incorporated herein by reference to Item 1.01 of the Company’s Form 8-K, filed with the Commission on December 15, 2004.

(7)	Incorporated herein by reference to Item 1.01 of the Company’s Form 8-K, filed with the Commission on February 28, 2005.