Form 10-Q
period 2005-03-31
PIPER JAFFRAY COMPANIES
filed 2005-04-27
CIK 1230245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

YES ☑       NO ☐

     As of April 22, 2005, the Registrant had 20,538,425 shares of Common Stock outstanding.

Piper Jaffray Companies
Index to Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition as of March 31, 2005 and December 31, 2004

Consolidated Statements of Operations for the three months ended March 31, 2005 and March 31, 2004

Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and March 31, 2004

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

Signatures

Exhibit Index
Rule 13a-14(a)/15d-14(a) Certification of CEO
Rule 13a-14(a)/15d-14(a) Certification of CFO
Certifications Pursuant to Section 906
Risk Factors

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Piper Jaffray Companies

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2005	2004
(Amounts in thousands, except share data)	(Unaudited)
Assets

Cash and cash equivalents	$36,544	$67,387
Receivables:
Customers (net of allowance of $1,793)	437,522	433,173
Brokers, dealers and clearing organizations	382,194	536,705
Deposits with clearing organizations	65,138	70,886
Securities purchased under agreements to resell	250,507	251,923

Trading securities owned	453,228	694,222
Trading securities owned and pledged as collateral	299,115	290,499

Total trading securities owned	752,343	984,721

Fixed assets (net of accumulated depreciation and amortization of $113,900 and $110,928, respectively)	52,644	53,968
Goodwill and intangible assets (net of accumulated amortization of $53,064 and $52,664, respectively)	321,434	321,834
Other receivables	31,587	31,832
Other assets	76,337	75,828

Total assets	$2,406,250	$2,828,257

Liabilities and Shareholders’ Equity

Short-term bank financing	$145,000	$—
Payables:
Customers	220,698	189,153
Checks and drafts	51,688	63,270
Brokers, dealers and clearing organizations	237,057	287,217
Securities sold under agreements to repurchase	170,319	312,273
Trading securities sold, but not yet purchased	442,222	746,604
Accrued compensation	78,281	184,608
Other liabilities and accrued expenses	144,367	139,704

Total liabilities	1,489,632	1,922,829

Subordinated debt	180,000	180,000

Shareholders’ equity:
Common stock, $0.01 par value;
Shares authorized: 100,000,000 at March 31, 2005 and December 31, 2004; Shares issued: 19,487,319 at March 31, 2005 and 19,333,261 at December 31, 2004; Shares outstanding: 19,339,695 at March 31, 2005 and 19,333,261 at December 31, 2004	195	193
Additional paid-in capital	688,447	678,755
Other comprehensive loss	(3,868)	(3,868)
Retained earnings	57,683	50,348
Less common stock held in treasury, at cost: 147,624 shares at March 31, 2005	(5,839)	—

Total shareholders’ equity	736,618	725,428

Total liabilities and shareholders’ equity	$2,406,250	$2,828,257

See Notes to Consolidated Financial Statements

Piper Jaffray Companies

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2005	2004
Revenues:

Commissions and fees	$70,160	$69,512
Principal transactions	34,871	52,076
Investment banking	56,315	64,862
Interest income	15,602	13,327
Other income	10,727	14,400

Total revenues	187,675	214,177

Interest expense	8,607	4,777

Net revenues	179,068	209,400

Non-interest expenses:

Compensation and benefits	109,402	129,707
Occupancy and equipment	14,027	13,732
Communications	10,405	10,458
Floor brokerage and clearance	4,203	4,800
Marketing and business development	10,650	10,662
Outside services	10,639	9,158
Cash award program	1,136	1,071
Other operating expenses	7,127	7,640

Total non-interest expenses	167,589	187,228

Income before income tax expense	11,479	22,172

Income tax expense	4,144	8,382

Net income	$7,335	$13,790

Earnings per common share
Basic	$0.38	$0.71
Diluted	$0.38	$0.71

Weighted average number of common shares outstanding
Basic	19,378	19,333
Diluted	19,523	19,366

See Notes to Consolidated Financial Statements

Piper Jaffray Companies

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2005	2004
Operating Activities:

Net income	$7,335	$13,790
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,421	5,303
Deferred income taxes	982	—
Stock-based compensation	3,697	1,372
Amortization of intangible assets	400	—
Decrease (increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	—	66,000
Receivables:
Customers	(4,349)	7,605
Brokers, dealers and clearing organizations	154,511	90,835
Deposits with clearing organizations	5,748	(5,243)
Securities purchased under agreements to resell	1,416	75,425
Net trading securities owned	(72,004)	(254,462)
Other receivables	245	287
Other assets	(1,491)	(2,941)
Increase (decrease) in operating liabilities:
Payables:
Customers	31,545	(23,601)
Checks and drafts	(11,582)	(10,806)
Brokers, dealers and clearing organizations	(37,264)	21,695
Securities sold under agreements to repurchase	(6,189)	(251)
Accrued compensation	(93,140)	(93,684)
Other liabilities and accrued expenses	4,663	40,844

Net cash used in operating activities	(11,056)	(67,832)

Investing Activities:

Purchases of fixed assets, net	(3,097)	(2,805)

Net cash used in investing activities	(3,097)	(2,805)

Financing Activities:

Increase (decrease) in securities loaned	(12,896)	18,798
Increase (decrease) in securities sold under agreements to repurchase	(135,765)	102,378
Increase (decrease) in short-term bank financing, net	145,000	(53,000)
Repurchase of common stock	(13,029)	—

Net cash provided by (used in) financing activities	(16,690)	68,176

Net decrease in cash and cash equivalents	(30,843)	(2,461)

Cash and cash equivalents at beginning of period	67,387	84,436

Cash and cash equivalents at end of period	$36,544	$81,975

Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$7,915	$3,485
Income taxes	$1,338	$94

Noncash financing activities -
Issuance of 331,434 shares of common stock for retirement plan obligations	$13,187	$—

See Notes to Consolidated Financial Statements

Piper Jaffray Companies

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 Background and Basis of Presentation

Background

     Piper Jaffray Companies is the parent company of Piper Jaffray & Co. (“Piper Jaffray”), a securities broker dealer and investment banking firm; Piper Jaffray Ltd., a firm providing securities brokerage and investment banking services in Europe through an office located in London, England; and Piper Jaffray Financial Products Inc. and Piper Jaffray Financial Products II Inc., two entities that facilitate Piper Jaffray Companies customer derivative transactions. The Company, through its subsidiaries, operates in three business segments: Capital Markets, Private Client Services, and Corporate Support and Other. Capital Markets includes institutional sales and trading services and investment banking services. Private Client Services provides financial advice and investment products and services to individual investors. Corporate Support and Other includes the Company’s results from its private equity business and certain public company and financing costs. The Company’s business segments are described more fully in Note 13.

     On April 28, 2003, Piper Jaffray Companies was incorporated in Delaware as a subsidiary of U.S. Bancorp (“USB”) to effect the spin-off of USB’s capital markets business to its shareholders. On December 31, 2003, after receiving regulatory approval, USB distributed to its shareholders all of its interest in Piper Jaffray Companies and its subsidiaries (collectively, the “Company”). On that date, 19,334,261 shares of Piper Jaffray Companies common stock were issued to USB shareholders (the “Distribution”).

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

     The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and reflect all adjustments, which in the opinion of management are normal and recurring and that are necessary for a fair statement of the results for the interim periods presented. In accordance with these rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. The consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Note 2 Summary of Significant Accounting Policies

     There have been no changes in the significant accounting policies from those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 3 Recent Accounting Pronouncements

     On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) Share-Based Payment, which expresses views of the staff regarding the interaction between SFAS No. 123(R) (“SFAS 123R”) Share-Based Payment and certain SEC rules and regulations. SAB 107 also provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company will evaluate the requirements of SAB 107 in connection with the Company’s future adoption of SFAS 123(R). On April 14, 2005, the SEC approved a new rule that delays the effective date of SFAS 123(R) for public companies. Under the SEC’s rule, SFAS 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005.

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)

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

     In the normal course of business, the Company enters into derivative contracts to facilitate customer transactions and as a means to manage risk in net trading securities. The Company also enters into interest rate swap agreements to manage interest rate exposure associated with holding residual interest securities from its tender option bond program. As of March 31, 2005, and December 31, 2004, the Company was counterparty to notional/contract amounts of $2.7 billion and $2.5 billion, respectively, of derivative instruments.

     The market or fair values related to derivative contract transactions are reported in trading securities owned and trading securities sold, but not yet purchased on the Consolidated Statements of Financial Condition and any unrealized gain or loss resulting from changes in fair values of derivatives is recognized in principal transactions on the Consolidated Statements of Operations. Derivatives are reported on a net-by-counterparty basis when a legal right of offset exists under an enforceable netting agreement.

     Fair values for derivative contracts represent amounts estimated to be received from or paid to a counterparty in settlement of these instruments. These derivatives are valued using quoted market prices when available or pricing models based on the net present value of estimated future cash flows. The valuation models used require inputs including contractual terms, market prices, yield curves, credit curves and measures of volatility. The net fair value of derivative contracts was an asset of approximately $6.5 million and $1.7 million as of March 31, 2005, and December 31, 2004, respectively.

Note 5 Trading Securities Owned and Trading Securities Sold, But Not Yet Purchased

     Trading securities owned and trading securities sold, but not yet purchased were as follows:

	March 31,	December 31,
(Dollars in thousands)	2005	2004
Owned:
Corporate securities:
Equity securities	$19,181	$9,490
Convertible securities	47,314	93,480
Fixed income securities	143,356	208,494
Mortgage-backed securities	255,540	459,322
U.S. government securities	33,376	37,244
Municipal securities	242,139	165,435
Other	11,437	11,256

	$752,343	$984,721

Sold, but not yet purchased:
Corporate securities:
Equity securities	$33,052	$59,106
Convertible securities	7,778	12,600
Fixed income securities	128,652	155,534
Mortgage-backed securities	122,418	406,621
U.S. government securities	145,399	103,148
Municipal securities	6	—
Other	4,917	9,595

	$442,222	$746,604

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)

     At March 31, 2005, and December 31, 2004, trading securities owned in the amount of $299.1 million and $290.5 million, respectively, have been pledged as collateral for the Company’s secured borrowings, repurchase agreements and securities loaned activities.

     Trading securities sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. The Company is obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected on the Consolidated Statements of Financial Condition. The Company hedges changes in market value of its trading securities owned utilizing trading securities sold, but not yet purchased, interest rate swaps, futures and exchange-traded options. It is the Company’s practice to hedge a significant portion of its trading securities owned.

Note 6 Goodwill and Intangible Assets

     The following table presents the changes in the carrying value of goodwill and intangible assets by reportable segment for the three months ended March 31, 2005:

		Private	Corporate
	Capital	Client	Support and	Consolidated
	Markets	Services	Other	Company
(Dollars in thousands)
Goodwill
Balance at December 31, 2004	$231,567	$85,600	$—	$317,167
Goodwill acquired	—	—	—	—
Impairment losses	—	—	—	—

Balance at March 31, 2005	$231,567	$85,600	$—	$317,167

Intangible assets
Balance at December 31, 2004	$4,667	$—	$—	$4,667
Intangible assets acquired	—	—	—	—
Amortization of intangible assets	(400)	—	—	(400)
Impairment losses	—	—	—	—

Balance at March 31, 2005	$4,267	$—	$—	$4,267

Total goodwill and intangible assets	$235,834	$85,600	$—	$321,434

The intangible assets are amortized on a straight-line basis over three years.

Note 7 Short-Term Financing

     The Company has uncommitted credit agreements with banks totaling $650 million at March 31, 2005, composed of $530 million in discretionary secured lines of which $145 million was outstanding at March 31, 2005, and $120 million in discretionary unsecured lines. In addition, the Company has established arrangements to obtain financing using as collateral the Company’s securities held by its clearing bank and by another broker dealer at the end of each business day. Repurchase agreements and securities loaned to other broker dealers are also used as sources of funding.

     Piper Jaffray has executed a $180 million subordinated debt agreement with an affiliate of USB, which satisfies provisions of Appendix D of SEC Rule 15c3-1 and has been approved by the New York Stock Exchange, Inc. (“NYSE”) and is therefore allowable in Piper Jaffray’s net capital computation. The entire amount of the subordinated debt will mature in 2008.

     During 2004, Piper Jaffray entered into an agreement whereby an affiliate of USB has agreed to provide up to $40 million in temporary subordinated debt, which will be used as necessary to facilitate underwriting transactions. The temporary subordinated debt satisfies provisions of Appendix D of SEC Rule 15c3-1, and in form has been approved by the NYSE and would therefore be allowed in Piper Jaffray’s net capital computation. No advances were made under this agreement for the three months ended March 31, 2005. The term of the agreement expires in December 2005.

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)

     The Company’s subordinated debt and short-term financing bear interest at rates based on the London Interbank Offered Rate or federal funds rate. At March 31, 2005 and December 31, 2004, the weighted average interest rate on borrowings was 3.72 percent and 3.51 percent, respectively. At March 31, 2005 and December 31, 2004, no formal compensating balance agreements existed, and the Company was in compliance with all debt covenants related to these facilities.

Note 8 Legal Contingencies

     The Company has been the subject of customer complaints and also has been named as a defendant in various legal proceedings arising primarily from securities brokerage and investment banking activities, including certain class actions that primarily allege violations of securities laws and seek unspecified damages, which could be substantial. Also, the Company is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations.

     The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential complaints, legal actions, investigations and proceedings. In addition to the Company’s established reserves, USB has agreed to indemnify the Company in an amount up to $17.5 million for certain legal and regulatory matters. Approximately $13.5 million of this amount remained available as of March 31, 2005.

     Given uncertainties regarding the timing, scope, volume and outcome of pending and potential litigation, arbitration and regulatory proceedings and other factors, the reserve is difficult to determine and of necessity subject to future revision. Subject to the foregoing, management of the Company believes, based on its current knowledge, after consultation with counsel and after taking into account its established reserves and the USB indemnity agreement entered into in connection with the spin-off, that pending legal actions, investigations and proceedings will be resolved with no material adverse effect on the financial condition of the Company. However, if during any period a potential adverse contingency should become probable or resolved for an amount in excess of the established reserves and indemnification, the results of operations in that period could be materially adversely affected.

Note 9 Net Capital Requirements and Other Regulatory Matters

     As a registered broker dealer and member firm of the NYSE, Piper Jaffray is subject to the Uniform Net Capital Rule (the “Rule”) of the SEC and the net capital rule of the NYSE. Piper Jaffray has elected to use the alternative method permitted by the Rule, which requires that it maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as such term is defined in the Rule. The NYSE may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated debt, dividend payments and other equity withdrawals by Piper Jaffray are subject to certain notification and other provisions of the Rule and the net capital rule of the NYSE. In addition, Piper Jaffray is subject to certain notification requirements related to withdrawals of excess net capital.

     At March 31, 2005, net capital under the Rule was $325.5 million, or 58.9 percent of aggregate debit balances, and $314.5 million in excess of the minimum net capital required under the Rule.

     Piper Jaffray is also registered with the Commodity Futures Trading Commission (“CFTC”) and therefore is subject to CFTC regulations.

     Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the Financial Services Authority (“FSA”). As of March 31, 2005, Piper Jaffray Ltd. was in compliance with the capital requirements of the FSA.

Note 10 Pension and Post-retirement Medical Plans

     Certain employees participate in the Piper Jaffray Companies Non-Qualified Retirement Plan, an unfunded, non-qualified cash balance pension plan. The Company froze this plan in 2004, eliminating future benefits related to pay increases and excluding new participants from the plan.

     All employees of the Company who meet defined age and service requirements are eligible to receive post-retirement health care benefits provided under a post-retirement benefit plan established by the Company in 2004. The estimated cost of these retiree health care benefits is accrued during the employees’ active service.

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)

     The components of the net periodic benefits costs for the three months ended March 31, 2005 and 2004, were as follows:

			Post-retirement
	Pension Benefits		Medical Benefits
(Dollars in thousands)	2005	2004	2005	2004
Service cost	$—	$—	$76	$46
Interest cost	411	341	25	17
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	(40)	(16)	(12)
Amortization of net loss	99	36	3	6

Net periodic benefit cost	$510	$337	$88	$57

     The pension plan and post-retirement medical plan do not have assets and are not funded. The Company has contributed $0.7 million to the pension plan for the three months ended March 31, 2005.

Note 11 Stock-Based Compensation and Cash Award Program

     The Company maintains one stock-based compensation plan, the Piper Jaffray Companies 2003 Amended and Restated Long-Term Incentive Plan (“the Plan”). The Plan permits the grant of share options and restricted stock to its employees and directors for up to 4.1 million shares of common stock. In 2004 and 2005, the Company granted shares of restricted stock and options to purchase Piper Jaffray Companies common stock to employees and directors. The Company believes that such awards better align the interests of employees with those of shareholders. The awards granted to employees have three-year cliff vesting periods. The director awards are fully vested upon grant. Certain option and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The following table summarizes the Company’s stock options and restricted stock outstanding for the three months ended March 31, 2005:

		Weighted	Shares of
	Options	Average	Restricted Stock
	Outstanding	Exercise Price	Outstanding
December 31, 2004	295,683	$47.50	531,885

Granted:
Stock options	393,786	39.62	—
Restricted stock	—	—	787,222
Exercised	—	—	—
Canceled options	(13,397)	42.97	—
Canceled restricted stock	—	—	(3,840)

March 31, 2005	676,072	$43.00	1,315,267

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)

     Additional information regarding Piper Jaffray Companies options outstanding as of March 31, 2005, is as follows:

	Options Outstanding		Exercisable Options
Weighted
		Average		Weighted
		Remaining		Average
Range of		Contractual		Exercise
Exercise Prices	Shares	Life (Years)	Shares	Price
$39.62 - $45.95	386,231	9.9	—	N/A
$45.96 - $51.05	289,841	8.9	21,249	$50.13

     Effective January 1, 2004, the Company elected to account for stock-based compensation under the fair value method as prescribed by SFAS 123 and as amended by SFAS 148. Therefore, employee and director stock options granted on and after January 1, 2004, are expensed by the Company on a straight-line basis over the option vesting period, based on the estimated fair value of the award on the date of grant using a Black-Scholes option-pricing model. Restricted stock expense is based on the market price of Piper Jaffray Companies stock on the date of the grant and is amortized on a straight-line basis over the vesting period. For the three months ended March 31, 2005 and 2004, the Company recorded compensation expense, net of estimated forfeitures, of $3.7 million and $1.4 million, respectively, related to employee stock option and restricted stock grants.

     The following table provides a summary of the valuation assumptions used by the Company to determine the estimated value of stock option grants in Piper Jaffray Companies common stock:

Weighted average assumptions in option valuation	2005	2004
Risk-free interest rates	3.76%	3.20%
Dividend yield	0.00%	0.00%
Stock volatility factor	38.57%	40.00%
Expected life of options (in years)	6.00	5.79
Weighted average fair value of options granted	$17.28	$21.24

     In connection with our spin-off from USB, we established a cash award program pursuant to which we granted cash awards to a broad-based group of employees. The cash award program was intended to aid in retention of employees and to compensate employees for the value of USB stock options and restricted stock lost by employees as a result of the Distribution. The cash awards are being expensed over a four-year period ending December 31, 2007. Participants must be employed on the date of payment to receive the award. Expense related to the cash award program is included as a separate line item on the Company’s Consolidated Statements of Operations.

Note 12 Shareholders’ Equity

Share Repurchase Program

     In 2005, the Company’s board of directors authorized the repurchase of up to 1.3 million shares of the Company’s common stock for a maximum aggregate purchase price of $65.0 million. The principal purpose of the share repurchase program is to manage the Company’s equity capital relative to the growth of its business and to offset the dilutive effect of employee equity-based compensation. During the first quarter, the Company repurchased 325,000 of the Company’s common stock at an average price of $40.09 per share.

Issuance of Shares

     During the first quarter, the Company issued 154,058 of the Company’s common stock and reissued 177,376 shares out of treasury stock in fulfillment of $13.2 million in obligations under the Piper Jaffray Companies Retirement Plan.

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)

Earnings Per Share

     Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume vesting and, in the case of options, exercise of all potentially dilutive restricted stock and stock options. The computation of earnings per share is as follows:

	For the Three Months Ended
	March 31,
	2005	2004
(Amounts in thousands, except per share data)
Net income	$7,335	$13,790

Shares for basic and diluted calculations:
Average shares used in basic computation	19,378	19,333
Stock options	—	—
Restricted stock	145	33
Average shares used in diluted computation	19,523	19,366

Earnings per share:
Basic	$0.38	$0.71
Diluted	$0.38	$0.71

Note 13 Business Segments

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

Basis for Presentation

     In the first quarter of 2005, the Company began to more fully allocate corporate expenses, previously included in Corporate Support and Other, to Capital Markets and Private Client Services. This change in how the Company reports segment results was done as a result of the Company completing an extensive study of costs included in Corporate Support and Other to determine how these costs were related to and driven by business activities conducted in the Capital Markets and Private Client Services segments. As a result of this study, certain expenses such as finance, human resources and other corporate administration have been reclassified and included in the results of the revenue-producing segments. Internally, the Company is now managing and allocating resources to its business segments based on these reclassified results. In connection with this change, the Company has restated prior period business results to conform to the current period presentation. The restatement does not affect the Company’s aggregate financial results.

     Segment results are derived from the Company’s financial reporting systems by specifically attributing customer relationships and their related revenues and expenses to the appropriate segment. Revenue-sharing of sales credits associated with underwritten offerings is based on the distribution channel generating the sales. Expenses directly managed by the business line, including salaries, commissions, incentives, employee benefits, occupancy, marketing and business development and other direct expenses, are accounted for within each segment’s pre-tax operating income or loss. In addition, investment research, operations, technology and other business activities managed on a corporate basis are allocated based on each segment’s use of these functions to support its business. Expenses related to costs of being a stand-alone public company and long-term financing are included within Corporate Support and Other. Cash award plan charges related to the Distribution and income taxes are not assigned to the business segments. The financial management of assets, liabilities and capital is performed on an enterprise-wide basis. Net revenues from the Company’s non-U.S. operations were $2.7 million and $3.1 million for the three months ended March 31, 2005 and 2004, respectively, and are included in the Capital Markets business segment. Non-U.S. long-lived assets were $0.6 million at March 31, 2005 and December 31, 2004.

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)

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

Private Client Services (“PCS”)

     PCS principally provides individual investors with financial advice and investment products and services, including equity and fixed income securities, mutual funds and annuities. This segment also includes net interest income on customer margin loans. As of March 31, 2005, PCS had 866 financial advisors operating in 91 branch offices in 17 midwest, mountain and west coast states.

Corporate Support and Other

     Corporate Support and Other includes costs of being a stand-alone public company, long-term financing costs and the results of our private equity business, which generates revenues through the management of private equity funds. This segment also includes results related to our investments in these funds and in venture capital funds. Prior to January 1, 2005, Corporate Support and Other also included the results of our venture capital business. Effective December 31, 2004, we exited this business and the management of our venture capital funds was transitioned to an independent company.

     Reportable segment financial results are as follows:

			Private Client		Corporate Support
	Capital Markets		Services		and Other		Consolidated Company
Three Months Ended March 31,	2005	2004	2005	2004	2005	2004	2005	2004
(Dollars in thousands)
Net revenues	$91,945	$112,044	$89,199	$96,395	$(2,076)	$961	$179,068	$209,400
Operating expense	80,418	93,142	84,388	89,375	1,647	3,640	166,453	186,157

Pre-tax operating income (loss) before unallocated charges	$11,527	$18,902	$4,811	$7,020	$(3,723)	$(2,679)	$12,615	$23,243

Cash award program							1,136	1,071

Consolidated operating income before taxes							$11,479	$22,172

Note 14 Securitizations

     In connection with its tender option bond program, the Company has securitized $279.0 million of highly rated municipal bonds. Each municipal bond is sold into a separate trust that is funded by the sale of variable rate certificates to institutional and retail customers seeking variable rate tax-free investment products. These variable rate certificates reprice weekly. Securitization transactions meeting certain SFAS 140 criteria are treated as sales, with the resulting gain included in principal transactions on the Consolidated Statements of Operations. If a securitization does not meet the sale of asset requirements of SFAS 140, the transaction is recorded as a borrowing. The Company retains a residual interest in each structure and accounts for the residual interest as a trading security, which is recorded at fair value on the Consolidated Statements of Financial Condition. The fair value of retained interests was $7.2 million at March 31, 2005, with a weighted average life of 9.9 years. Fair value of retained interests is estimated based on the present value of future cash flows using management’s best estimates of the key assumptions—expected yield, credit losses of 0 percent and a 12 percent discount rate. The Company receives a fee to remarket the variable rate certificates derived from the securitizations.

     At March 31, 2005, the sensitivity of the current fair value of retained interests to immediate 10 percent and 20 percent adverse changes in the key economic assumptions was not material. The sensitivity analysis does not include the offsetting benefit of financial instruments the Company utilizes to hedge risks inherent in its retained interests and is hypothetical. Changes in fair value based on a 10 percent or 20 percent variation in an assumption generally cannot be extrapolated because the relationship of the change in the assumption to the change in the fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated independent of changes in any other assumption; in practice, changes in one factor may result in changes in another, which might magnify

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)

or counteract the sensitivities. In addition, the sensitivity analysis does not consider any corrective action that the Company might take to mitigate the impact of any adverse changes in key assumptions.

     Certain cash flow activity for the municipal bond securitizations described above during 2005 includes:

(Dollars in thousands)
Proceeds from new sales	$13,941
Remarketing fees received	38
Cash flows received on retained interests	2,918

     During 2004, two securitization transactions were designed as such that they did not meet the asset sale requirements of SFAS 140; therefore, the Company consolidated these trusts. As a result, the Company has recorded an asset for the underlying bonds of approximately $45.1 million in trading securities on the Consolidated Statement of Financial Condition and a liability for the certificates sold by the trust for approximately $44.9 million in other liabilities on the Consolidated Statement of Financial Condition as of March 31, 2005. The Company has hedged the activities of these securitizations with interest rate swaps, which have been recorded at fair value and resulted in a liability of approximately $0.2 million at March 31, 2005.

     The Company has contracted with a major third-party financial institution to act as the liquidity provider for the Company’s tender option bond securitized trusts. The Company has agreed to reimburse this party for any losses associated with providing liquidity to the trusts. The maximum exposure to loss at March 31, 2005 was $261.5 million, representing the outstanding amount of all trust certificates at those dates. This exposure to loss is mitigated by the underlying municipal bonds in the trusts, which are either AAA or AA rated. These bonds had a market value of approximately $269.8 million at March 31, 2005. The Company believes the likelihood it will be required to fund the reimbursement agreement obligation under any provision of the arrangement is remote, and accordingly, no liability for such guarantee has been recorded in the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and exhibits included elsewhere in this report. Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward- looking statements cover, among other things, the future prospects of Piper Jaffray Companies. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors identified in the document entitled “Risk Factors” filed as Exhibit 99.1 to this Form 10-Q and in our subsequent reports filed with the SEC. These reports are available at our Web site at www.piperjaffray.com and at the SEC’s Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

EXECUTIVE OVERVIEW

Our Business

     We are principally engaged in providing securities brokerage, investment banking and related financial services to individuals, corporations and public sector and non-profit entities in the United States, with limited activity in Europe. We operate through three reportable segments:

Capital Markets — This segment consists of our equity and fixed income institutional sales and trading and investment banking businesses. It generates revenues primarily through commissions and sales credits earned on equity and fixed income transactions, fees earned on investment banking and public finance activities, and net interest earned on securities inventories. While we maintain securities inventories primarily to facilitate customer transactions, our Capital Markets business also realizes profits and losses from trading activities related to these securities inventories .

Private Client Services — This segment comprises our retail brokerage business, which provides financial advice and a wide range of financial products and services to individual investors through our network of branches. It generates revenues primarily through commissions earned on equity and fixed income transactions, commissions earned for distribution of mutual funds and annuities, fees earned on fee-based investment management accounts and net interest from customers’ margin loan balances.

Corporate Support and Other — This segment includes costs of being a stand-alone public company, long-term financing costs and the results of our private equity business, which generates revenues through the management of private equity funds. This segment also includes results related to our investments in these funds and in venture capital funds. Prior to January 1, 2005, Corporate Support and Other also included the results of our venture capital business. Effective December 31, 2004, we exited this business and the management of our venture capital funds was transitioned to an independent company. We maintained our existing investments in these funds.

     The securities business is a human capital business; accordingly, compensation and benefits comprise the largest component of our expenses, and our performance is dependent upon our ability to attract, develop and retain highly skilled employees who are motivated to serve the best interests of our clients, thereby serving the best interests of our company.

External Factors Impacting Our Business

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

     Factors that differentiate our business within the financial services industry also may affect our financial results. For example, our Capital Markets business focuses primarily on specific sectors such as the consumer, financial institutions, health care and technology industries within the corporate sector and on health care, higher education, housing, and state and local government entities within the government/non-profit sector. These products and sectors may experience growth or downturns independently of general economic and market conditions, or may face market conditions that are disproportionately better or worse than those impacting the economy and markets generally. In either case, our business could be affected differently than overall market trends. Our Private Client Services business primarily operates in the midwest, mountain and west coast states, and an economic growth spurt or downturn that disproportionately impacts one or all of these regions may disproportionately affect our business compared with companies operating in other regions or more nationally or globally. Given the variability of the capital markets and securities businesses, our earnings may fluctuate significantly from period to period, and results of any individual period should not be considered indicative of future results.

Recent Economic Trends

     In the first quarter of 2005, growth in the U.S. economy remained positive with improved corporate profitability and relatively low interest rates. However, investors continue to be concerned with the price of oil and other inflationary pressures, the pace of continued economic growth, the value of the dollar and record U.S. federal budget and trade deficits, and may remain risk averse. To mitigate the risk of higher inflation, the Federal Reserve Board twice increased the federal funds rate 25 basis points, the sixth and seventh 25 basis point increases since June 2004. The Dow Jones Industrial Average, the NASDAQ Composite Index and the Standard & Poor’s 500 Index all posted declines in the first quarter of 2005.

First Quarter Results

     For the three months ended March 31, 2005, our net income decreased to $7.3 million from $13.8 million for the corresponding period in the prior year, resulting in diluted earnings per share of $0.38, a 46.5 percent decrease over the prior-year period. Net revenues for the first quarter of 2005 decreased 14.5 percent to $179.1 million, compared to $209.4 million for the first quarter of 2004. Annualized return on average tangible shareholders’ equity1 was 7.1 percent for the three-month period ended March 31, 2005, compared to 14.9 percent for the three-month period ended March 31, 2004.

     Impact of Structural Changes in the Industry. The decline in net income for the first quarter of 2005 compared to the first quarter of 2004 is largely due to reduced revenues in our fixed income and equity institutional sales and trading businesses, which are experiencing the effects of structural changes in the fixed income and equity sales and trading markets within the industry. These changes include increased price transparency in the corporate bond market and increased use of electronic and direct market access trading, which have created additional competitive downward pressure on trading margins. The magnitude of the effect of these changes on our institutional sales and trading businesses in the first quarter of 2005 was greater than anticipated, particularly in the fixed income markets. We expect to experience continued downward pressure on trading margins for the foreseeable future. We continue to review our institutional sales and trading businesses with the goal of ensuring the most effective use of our resources.

     Impact of Recent Economic Trends. Our first quarter results also reflect the cyclicality of the market. Higher interest rates compared to a year ago led to a reduction in the volume of activity related to certain fixed income products, particularly agency securities, resulting in reduced revenues. Investment banking revenues declined due to less active public finance and equity underwriting markets. We also experienced reduced transaction levels within Private Client Services.

     Initiatives. We are evaluating all of our businesses to ensure we are directing resources to areas where we can add value to our clients, achieve appropriate profitability and sustain competitive growth. Within Capital Markets, our future growth may depend on our ability to differentiate ourselves by offering more non-traditional products and services than we do today. For example, in response to increased demand for electronic trading, we added algorithmic and program trading capabilities for equity securities in the fourth quarter of 2004, and our fixed income corporate bond business added electronic trading capabilities at the end of the first quarter of 2005. We are also evaluating additional ways to grow and strengthen our Capital Markets business. For example, we are reviewing a range of alternatives to leverage our differentiated investment banking franchises. This may include providing additional products to our middle market and public finance investment banking clients, or expanding our public finance activity geographically. As we look to add new capabilities, we may build them internally, acquire them or partner with other firms to provide them. We continue our work to return our Private Client Services business to competitive performance. These efforts depend principally on our ability to increase the number of financial advisors, increase the productivity of our financial advisors, and execute on our strategy of becoming our clients’ primary advisor.

(1)	Tangible shareholders’ equity equals total shareholders’ equity less goodwill and identifiable intangible assets. Annualized return on average tangible shareholders’ equity is computed by dividing annualized net income by average monthly tangible shareholders’ equity. Given the significant goodwill on our balance sheet, we believe that annualized return on tangible shareholders’ equity is a meaningful measure of our performance because it reflects the tangible equity deployed in our business. This measure excludes the portion of our shareholders’ equity attributable to goodwill and identifiable intangible assets. The majority of the goodwill recorded on our balance sheet relates to U.S. Bancorp’s acquisition of our predecessor company, Piper Jaffray Companies Inc., and its subsidiaries in 1998. This goodwill reflects the premium paid by U.S. Bancorp for our business, and is reflected on our books in accordance with U.S. generally accepted accounting principles (“GAAP”). The following table sets forth a reconciliation of shareholders’ equity to tangible shareholders’ equity. Shareholders’ equity is the most directly comparable GAAP financial measure to tangible shareholders’ equity.

	Average for the
	Three Months Ended	Three Months Ended	As of
	March 31,	March 31,	March 31,
(Dollars in thousands)	2005	2004	2005
Shareholders’ Equity	$732,787	$676,908	$736,618
Deduct: Goodwill and indentifiable intangible assets	321,634	305,635	321,434

Tangible shareholders’ equity	$411,153	$371,273	$415,184

RESULTS OF OPERATIONS

FINANCIAL SUMMARY FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

     The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				Results of Operations
				as a Percentage of Net
	Results of Operations			Revenues
	For the Three Months Ended			For the Three Months Ended
	March 31,			March 31,
			2005
	2005	2004	v2004	2005	2004
(Amounts in thousands)
Revenues:
Commissions and fees	$70,160	$69,512	0.9%	39.2%	33.2%
Principal transactions	34,871	52,076	(33.0)	19.5	24.8
Investment banking	56,315	64,862	(13.2)	31.4	31.0
Interest income	15,602	13,327	17.1	8.7	6.4
Other income	10,727	14,400	(25.5)	6.0	6.9

Total revenues	187,675	214,177	(12.4)	104.8	102.3

Interest expense	(8,607)	(4,777)	80.2	(4.8)	(2.3)

Net revenues	179,068	209,400	(14.5)	100.0	100.0

Non-interest expenses:
Compensation and benefits	109,402	129,707	(15.7)	61.1	61.9
Occupancy and equipment	14,027	13,732	2.1	7.8	6.6
Communications	10,405	10,458	(0.5)	5.8	5.0
Floor brokerage and clearance	4,203	4,800	(12.4)	2.4	2.3
Marketing and business development	10,650	10,662	(0.1)	6.0	5.1
Outside services	10,639	9,158	16.2	5.9	4.4
Cash award program	1,136	1,071	6.1	0.6	0.5
Other operating expenses	7,127	7,640	(6.7)	4.0	3.6

Total non-interest expenses	167,589	187,228	(10.5)	93.6	89.4

Income before taxes	11,479	22,172	(48.2)	6.4	10.6

Income tax expense	4,144	8,382	(50.6)	2.3	4.0

Net income	$7,335	$13,790	(46.8)%	4.1%	6.6%

N/M — Not Meaningful

     Net income decreased to $7.3 million for the three months ended March 31, 2005, down from $13.8 million for the three months ended March 31, 2004. Net revenues decreased to $179.1 million for the three months ended March 31, 2005, down 14.5 percent over the same period last year. The largest component of our revenue stream was commissions and fees, which remained essentially flat at $70.2 million for the three months ended March 31, 2005, increasing just 0.9 percent from the corresponding period of the prior year. Principal transactions revenue decreased 33.0 percent from the year-ago period, due to significant declines in both fixed income and equity institutional sales and trading revenues. Our Capital Markets sales and trading business experienced significant downward pressure on trading margins, compared to the year-ago period, and we expect this pressure to continue for the foreseeable future. Investment banking revenues decreased to $56.3 million, down 13.2 percent compared with the three months ended March 31, 2004. The decrease in investment banking revenue was driven by a decline in fixed income and equity underwriting activity, offset partially by an increase in mergers and acquisitions revenue. Net interest income for the three months ended March 31, 2005, decreased to $7.0 million, down 18.2 percent compared to the three months ended March 31, 2004. This decrease is largely due to a decline in interest income related to reduced net fixed income inventories and a flattening yield curve. In addition, we incurred increased interest expense associated with financing our business with variable-rate debt. Other income revenues for the three months ended March 31, 2005, decreased by 25.5 percent to $10.7 million, compared with $14.4 million for the corresponding period in the prior year. This decrease was largely due to gains recorded in the first quarter of 2004 on venture capital investments. Additionally, the first quarter of 2004 included revenues associated with our venture capital business, which was transitioned to an independent company effective December 31, 2004. Non-interest expenses decreased 10.5 percent to $167.6 million for the three months ended March 31, 2005, from $187.2 million for the three months ended March 31, 2004. This decrease was primarily attributable to a reduction in compensation and benefits due to lower revenues and profitability.

CONSOLIDATED NON-INTEREST EXPENSES

Compensation and Benefits

     A substantial portion of compensation expense is comprised of variable incentive arrangements and commissions, the amounts of which fluctuate in proportion to the level of business activity, decreasing with lower revenues and operating profits. Other compensation costs, primarily base salaries and benefits, are more fixed in nature. Compensation and benefits expenses decreased 15.7 percent to $109.4 million for the three months ended March 31, 2005, from $129.7 million for the corresponding period in the prior year, due to a decline in revenues and lower profitability. Compensation and benefits expenses as a percentage of net revenues decreased to 61.1 percent for the three months ended March 31, 2005, versus 61.9 percent for the three months ended March 31, 2004.

Occupancy and Equipment

     Occupancy and equipment expenses increased 2.1 percent to $14.0 million for the three months ended March 31, 2005, compared with $13.7 million in the corresponding period in the prior year.

Communications

     Communication expenses include costs for telecommunication and data communication, primarily consisting of expense for obtaining third-party market data information. Communication expenses were $10.4 million for the three months ended March 31, 2005, down slightly from $10.5 million for the three months ended March 31, 2004.

Floor Brokerage and Clearance

     Floor brokerage and clearance expenses were $4.2 million for the three months ended March 31, 2005, decreasing from $4.8 million for the three months ended March 31, 2004. This reduction reflects our continued efforts to reduce expenses associated with accessing electronic communication networks, offset in part by increased costs associated with our new algorithmic and program trading (“APT”) business acquired in the fourth quarter of 2004. We expect these expenses to continue to increase as the APT business grows.

Marketing and Business Development

     Marketing and business development expenses include travel and entertainment, postage, supplies and promotional and advertising costs. Marketing and business development expenses were flat at $10.7 million for the three months ended March 31, 2005, compared with the corresponding period in the prior year.

Outside Services

     Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees and other professional fees. Outside services expenses increased to $10.6 million for the three months ended March 31, 2005, compared with $9.2 million for the corresponding period in the prior year. This increase primarily reflects the costs for outsourcing our technology help desk to a third-party vendor beginning in the third quarter of 2004, and the outsourcing of our mutual fund operations processing to a third-party vendor beginning in the fourth quarter of 2004. Previously, these services were performed in-house with the associated expense principally reflected in compensation and benefits.

Cash Award Program

     In connection with our spin-off from U.S. Bancorp, we established a cash award program pursuant to which we granted cash awards to a broad-based group of our employees. The award program was designed to aid in retention of employees and to compensate for the value of U.S. Bancorp stock options and restricted stock lost by our employees as a result of the spin-off. The cash awards are being expensed over a four-year period ending December 31, 2007, and will result in charges of approximately $4.8 million, $4.8 million and $4.6 million in 2005, 2006 and 2007, respectively. For the three months ended March 31, 2005, we recorded expense of $1.1 million, which is consistent with the corresponding period in the prior year.

Other Operating Expenses

     Other operating expenses include insurance costs, license and registration fees, financial advisor loan loss contingencies, expenses related to our charitable giving program, and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory settlements, awards or judgments, and fines. Other operating expenses decreased 6.7 percent to $7.1 million for the three months ended March 31, 2005, compared with $7.6 million for the three months ended March 31, 2004. This decrease is a result of lower expenses related to corporate insurance premiums and minority interest expense recorded in the first quarter of 2004 related to our venture capital investments. These reduced costs were offset in part by intangible asset amortization expense that began to be recorded late in 2004 in conjunction with our acquisition of the new APT business.

Income Taxes

     Our provision for income taxes was $4.1 million, an effective tax rate of 36.1 percent, for the three months ended March 31, 2005, compared with $8.4 million, an effective tax rate of 37.8 percent, for the three months ended March 31, 2004. The decreased effective tax rate is attributable to an increase in the ratio of municipal interest income, which is non-taxable, to taxable income for the three months ended March 31, 2005, and the tax effect of contributing appreciated securities to the Piper Jaffray Foundation.

SEGMENT PERFORMANCE

     We measure financial performance by business segment. Our three segments are Capital Markets, Private Client Services, and Corporate Support and Other. We determined these segments based on factors such as the type of customers served, the nature of products and services provided and the distribution channels used to provide those products and services. Segment pre-tax operating income or loss and segment operating margin are used to evaluate and measure segment performance by our management team in deciding how to allocate resources and in assessing performance in relation to our competitors. Segment pre-tax operating income or loss is derived from our business unit profitability reporting systems by specifically attributing customer relationships and their related revenues and expenses. Expenses directly managed by the business unit are accounted for within each segment’s pre-tax operating income or loss. In addition, investment research, operations, technology and other business activities managed on a corporate basis are allocated based on each segment’s use of these functions to support its business. Expenses related to costs of being a stand-alone public company and long-term financing are included within Corporate Support and Other. To enhance the comparability of business segment results over time, the cash awards granted to employees in connection with our separation from U.S. Bancorp are not included in segment pre-tax operating income or loss. The presentation reflects our current management structure.

     In the first quarter of 2005, we began to more fully allocate corporate expense, previously included in Corporate Support and Other, to Capital Markets and Private Client Services. Early in 2005, we concluded an extensive study of costs included in Corporate Support and Other to determine how these costs related to and were driven by business activities conducted in Capital Markets and Private Client Services. As a result of this study, certain expenses such as finance, human resources and other corporate administration have been reclassified and included in the results of the revenue-producing segments. Internally, we are now managing and allocating resources to our business segments based on these reclassified results. This restatement does not affect our aggregate financial results. All periods presented have been restated and are presented on a comparable basis.

     Our primary revenue-producing segments, Capital Markets and Private Client Services, have different compensation plans and non-compensation cost structures that impact the operating margins of the two segments differently during periods of increasing or decreasing business activity and revenues. Compensation expense for Capital Markets is driven primarily by pre-tax operating income of the segment, whereas compensation expense for Private Client Services is driven primarily by net revenues. In addition, Capital Markets has a higher proportion of discretionary non-compensation expenses than Private Client Services.

     The following table provides our segment performance for the periods presented:

	For the Three Months Ended March 31,
			2005
	2005	2004	v2004
(Dollars in thousands)
Net revenues
Capital Markets	$91,945	$112,044	(17.9)%
Private Client Services	89,199	96,395	(7.5)
Corporate Support and Other	(2,076)	961	(316.0)

Total	$179,068	$209,400	(14.5)%

Pre-tax operating income (loss) before unallocated charges (a)
Capital Markets	$11,527	$18,902	(39.0)%
Private Client Services	4,811	7,020	(31.5)
Corporate Support and Other	(3,723)	(2,679)	39.0

Total	$12,615	$23,243	(45.7)%

Pre-tax operating margin before unallocated charges
Capital Markets	12.5%	16.9%
Private Client Services	5.4%	7.3%
Total	7.0%	11.1%

(a)	See Reconciliation to pre-tax operating income including unallocated charges for detail on expenses excluded from segment performance.

Reconciliation to pre-tax operating income including unallocated charges:
Pre-tax operating income before unallocated charges	$12,615	$23,243
Cash award program	1,136	1,071

Consolidated income before income tax expense	$11,479	$22,172

CAPITAL MARKETS

	For the Three Months Ended March 31,
			2005
	2005	2004	v2004
(Dollars in thousands)
Net revenues:
Institutional sales and trading
Fixed income	$16,318	$21,603	(24.5)%
Equities	26,320	34,511	(23.7)

Total institutional sales and trading	42,638	56,114	(24.0)

Investment banking
Underwriting
Fixed income	11,632	14,720	(21.0)
Equities	20,338	26,918	(24.4)
Mergers and acquisitions	16,574	13,152	26.0

Total investment banking	48,544	54,790	(11.4)

Other income	763	1,140	(33.1)

Total net revenues	$91,945	$112,044	(17.9)%

Pre-tax operating income before unallocated charges	$11,527	$18,902	(39.0)%

Pre-tax operating margin	12.5%	16.9%

     Capital Markets financial performance in the first quarter of 2005 was impacted by a combination of structural changes in the sales and trading markets and the cyclicality of the market. The structural changes in the fixed income and equity institutional sales and trading markets include increased price transparency in the corporate bond markets and increased use of electronic and direct market access trading, which have created downward pressure on trading margins. The magnitude of these changes on our institutional sales and trading business in the first quarter of 2005 was greater than anticipated, particularly in the fixed income markets.

     Institutional sales and trading revenues are comprised of all the revenues generated through trading activities. Our core revenues in this business are derived from offering clients a traditional set of products, such as cash equities and corporate bonds. These revenues, which are generated primarily through the facilitation of customer trades, include principal transaction revenues, commissions and the interest income or expense associated with financing or hedging our inventory positions. To assess the profitability of institutional sales and trading activities, we aggregate principal transactions, commissions and net interest revenues. Institutional sales and trading revenues decreased 24.0 percent for the three months ended March 31, 2005, to $42.6 million.

     Fixed income institutional sales and trading revenues declined 24.5 percent to $16.3 million for the quarter ended March 31, 2005, compared with $21.6 million for the three months ended March 31, 2004. Rising interest rates resulted in reduced volumes in certain fixed income products, particularly agency bonds, and reduced net inventories and a flattening yield curve reduced our net interest revenues on inventories. Additionally, trading margins declined in the first quarter of 2005, due largely to increased price transparency in the corporate bond markets and electronic trading. In February 2005, certain high-yield bonds in which we have proprietary research became subject to the NASD’s Trade Reporting and Compliance Engine (“TRACE”) requirement. TRACE provides public trade data on U.S. corporate bond trades on an almost real-time basis. The high-yield bonds in which we have proprietary research represent a substantial portion of our overall corporate bond sales and trading. As a result, this change resulted in significant downward pressure on trading margins.

     We also continued to experience downward pressure in the first quarter of 2005 on net commissions in the cash equities business. Despite a 10 percent increase in customer trade volume in the first quarter of 2005 compared to the first quarter of 2004, equity institutional sales and trading revenue decreased 23.7 percent for the three months ended March 31, 2005, to $26.3 million, compared to $34.5 million in the corresponding period in 2004 due largely to a decrease in the net commission per share. The decline in net commissions is the result of increased pressure from institutional clients to reduce transaction costs and our increasing need to utilize more capital to secure customer order flow.

     We believe the downward pressure on institutional sales and trading margins will continue for the foreseeable future and that the traditional model for institutional sales and trading will remain challenged.

     Investment banking revenue decreased to $48.5 million for the three months ended March 31, 2005, compared with $54.8 million for the three months ended March 31, 2004, down 11.4 percent. This decrease was largely attributed to a decline in equity and convertible underwriting activity, which decreased 24.4 percent to $20.3 million for the three months ended March 31, 2005. Equity and convertible underwriting revenues in the first quarter of 2005 did not match the strong revenues in the first quarter of 2004, which was an industry-wide trend. During the first quarter of 2005, we completed 19 equity and convertible offerings, raising $2.1 billion in capital for our clients, compared to 27 equity and convertible offerings, raising $3.9 billion in capital, during the first quarter of 2004. Fixed income underwriting revenues also decreased when compared to the corresponding period in the prior year. For the three months ended March 31, 2005, revenues declined 21.0 percent to $11.6 million due to lower taxable underwriting and fewer public finance transactions. We completed 109 issues with a par amount of $1.3 billion, during the first quarter of 2005, compared with 129 issues with a par value of $1.5 billion, during the first quarter of 2004. Partially offsetting this decrease was an increase in merger and acquisition revenue of 26.0 percent to $16.6 million for the three months ended March 31, 2005, compared to $13.2 million for the corresponding period in the prior year. We completed nine deals valued at $1.4 billion in the first quarter of 2005, compared to 10 deals valued at $855.8 million for the same period in 2004.

     Segment pre-tax operating margin for the first quarter of 2005 decreased to 12.5 percent from 16.9 percent for the corresponding period in the prior year as a result of the decline in net revenues. In the first quarter of 2005, we also incurred start-up costs related to our new algorithmic and program trading business. This business acquired in late 2004 has been well received by our customers, but will take time to be accretive to income.

PRIVATE CLIENT SERVICES

	For the Three Months Ended March 31,
			2005
(Dollars in thousands)	2005	2004	v2004
Net revenues	$89,199	$96,395	(7.5)%
Pre-tax operating income before unallocated charges	$4,811	$7,020	(31.5)%
Pre-tax operating margin	5.4%	7.3%
Number of financial advisors (period end)	866	867	(0.1)%

     Private Client Services financial performance in the first quarter of 2005 reflected reduced customer transaction levels and the effects of fewer seasoned financial advisors compared to the first quarter of 2004. However, we believe we have stabilized our private client business and are working to return it to competitive performance by transitioning to an advisory, rather than a transactional, model, and by growing the number of financial advisors and increasing financial advisor productivity, by selectively recruiting experienced financial advisors and training successful developing financial advisors. We currently anticipate that returning this business to competitive performance will be a multi-year process.

     Private Client Services net revenues decreased 7.5 percent to $89.2 million for the three months ended March 31, 2005, compared with a strong first quarter of 2004 where we recorded $96.4 million in net revenues. Like others in the industry, we experienced reduced activity by private clients in the first quarter. In addition, our number of seasoned financial advisors was approximately 5 percent lower than the same quarter a year ago, as we experienced some attrition of experienced advisors in 2004 that was not offset by recruiting. Offsetting these declines in part were increased revenues associated with managed account fees, which are charged as a percentage of an account’s asset balance rather than on a transaction basis. Assets under management decreased from $51 billion at March 31, 2004 to $50 billion at March 31, 2005, but managed account assets as a percentage of total assets under management increased to 16%, up from approximately 13% at the end of 2003. This increase was driven by existing clients moving into fee-based accounts and new clients opening fee-based accounts.

     Segment pre-tax operating margin for Private Client Services decreased to 5.4 percent for the first quarter of 2005 compared to 7.3 percent in the corresponding period of 2004 due to a decline in net revenues and the relatively fixed nature of non-compensation expense.

     The number of financial advisors includes both developing and experienced financial advisors. We continue to work to grow our financial advisor ranks, which we expect to accomplish over the long term primarily by training professionals to become financial advisors and by selectively recruiting experienced financial advisors. The total number of financial advisors at March 31, 2005 remained consistent with the prior-year period.

CORPORATE SUPPORT AND OTHER

     Corporate Support and Other includes revenues primarily attributable to our private equity business and our investments in private equity funds. The Corporate Support and Other segment also includes interest expense on our subordinated debt, which is recorded as a reduction of net revenues. Prior to January 1, 2005, Corporate Support and Other also included revenues associated with our venture capital business. Effective December 31, 2004, the management of our venture capital funds was transitioned to an independent company. For the three months ended March 31, 2005, Corporate Support and Other recorded negative net revenues of $2.1 million, compared with net revenues of $1.0 million for the corresponding period in the prior year. This change was due primarily to gains recorded in the first quarter of 2004 pertaining to our private equity investments and an increase in our long-term financing costs. Our subordinated debt is variable-rate debt based on LIBOR, which has increased by approximately 150 basis points from the first quarter of 2004 to the first quarter of 2005.

CRITICAL ACCOUNTING POLICIES

     Our accounting and reporting policies comply with GAAP and conform to practices within the securities industry. The preparation of financial statements in compliance with GAAP and industry practices requires us to make estimates and assumptions that could materially affect amounts reported in our consolidated financial statements. Critical accounting policies are those policies that we believe to be the most important to the portrayal of our financial condition and results of operations and that require us to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by us to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical, including, among others, whether the estimates are significant to the consolidated financial statements taken as a whole, the nature of the estimates, the ability to readily validate the estimates with other information, including third-party or independent sources, the sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be used under GAAP.

     For a full description of our significant accounting policies, see Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. We believe that of our significant policies, the following are our critical accounting policies.

Valuation of Financial Instruments

     Substantially all of our financial instruments are recorded at fair value or contract amounts that approximate fair value. Financial instruments carried at contract amounts that approximate fair value either have short-term maturities (one year or less), are repriced frequently or bear market interest rates and, accordingly, are carried at amounts approximating fair value. Financial instruments carried at contract amount on our Consolidated Statements of Financial Condition include receivables from and payables to brokers, dealers and clearing organizations, securities purchased under agreements to resell, securities sold under agreements to repurchase, receivables from and payables to customers, short-term financing and subordinated debt. Financial instruments recorded at fair value are generally priced based upon independent sources such as listed market prices or dealer price quotations. Unrealized gains and losses related to these financial instruments are reflected on our Consolidated Statements of Operations.

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

     Fair values for derivative contracts represent amounts estimated to be received from or paid to a third party in settlement of these instruments. These derivatives are valued using quoted market prices when available or pricing models based on the net present value of estimated future cash flows. Management deemed the net present value of estimated future cash flows model to be the best estimate of fair value as most of our derivative products are interest rate swaps. The valuation models used require inputs including contractual terms, market prices, yield curves, credit curves and measures of volatility. The valuation models are monitored over the life of the derivative product. If there are any changes in the underlying inputs, the model is updated for those new inputs.

Goodwill and Intangible Assets

     We record all assets and liabilities acquired in purchase acquisitions, including goodwill, at fair value as required by Statement of Financial Accounting Standards No. 141, “Business Combinations.” At March 31, 2005, we had goodwill of $317.2 million, principally as a result of the 1998 acquisition of our predecessor, Piper Jaffray Companies Inc., and its subsidiaries by U.S. Bancorp.

     The initial recognition of goodwill and other intangible assets and the subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired assets or businesses will perform in the future using valuation methods including discounted cash flow analysis. Additionally, estimated cash flows may extend beyond ten years and, by their nature, are difficult to determine over an extended time period. Events and factors that may significantly affect the estimates include, among others, competitive forces and changes in revenue growth trends, cost structures, technology, discount rates and market conditions. To assess the reasonableness of cash flow estimates and validate assumptions used in our estimates, we review historical performance of the underlying assets or similar assets.

     In assessing the fair value of our operating segments, the volatile nature of the securities markets and our industry requires us to consider the business and market cycle and assess the stage of the cycle in estimating the timing and extent of future cash flows. In addition to estimating the fair value of an operating segment based on discounted cash flows, we consider other information to validate the reasonableness of our valuations, including public market comparables, multiples of recent mergers and acquisitions of similar businesses and third-party assessments. Valuation multiples may be based on revenues, price-to-earnings and tangible capital ratios of comparable public companies and business segments. These multiples may be adjusted to consider competitive differences including size, operating leverage and other factors. We determine the carrying amount of an operating segment based on the capital required to support the segment’s activities, including its tangible and intangible assets. The determination of a segment’s capital allocation requires management judgment and considers many factors, including the regulatory capital requirements and tangible capital ratios of comparable public companies in relevant industry sectors. In certain circumstances, we may engage a third party to validate independently our assessment of the fair value of our operating segments. If during any future period it is determined that an impairment exists, the results of operations in that period could be materially adversely affected.

Stock-Based Compensation

     As part of our compensation to employees, we use stock-based compensation, including stock options and restricted stock. Compensation paid to employees in the form of stock options or restricted stock is amortized on a straight-line basis over the requisite service period of the award, which is generally three years, and is included in our results of operations as compensation, net of estimated forfeitures. Stock-based compensation granted to our non-employee directors is in the form of stock options. Stock-based compensation paid to directors is immediately vested and is included in our results of operations. For a more detailed description of our stock incentive program, see Note 11 of our unaudited consolidated financial statements.

     In determining the estimated fair value of stock options, we use the Black-Scholes option-pricing model, which requires judgment regarding certain assumptions, including the expected life of the options granted, dividend yields and stock volatility. Certain assumptions are estimated using industry comparisons due to lack of historical data. For instance, the volatility of the stock is not known for a period greater than fifteen months, therefore, to develop a reasonable estimate, we used industry comparisons to determine an appropriate volatility. Also, we do not have historical data regarding employee exercising or post-termination behaviors, therefore, industry comparisons were also used to estimate the expected life of the options. Additional information regarding assumptions used in the Black-Scholes pricing model can be found in Note 11 of our unaudited consolidated financial statements.

     Effective January 1, 2004, we elected to account for stock-based employee compensation on a prospective basis under the fair value method, as prescribed by Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation,” and as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The fair value method requires an estimate of the value of stock options to be recognized as compensation over the vesting period of the awards. The amended standard provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, we are required to present prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation utilized and its effect on the reported results.

Contingencies

     We are involved in various pending and potential legal proceedings related to our business, including litigation, arbitration and regulatory proceedings. Some of these matters involve claims for substantial amounts, including claims for punitive and other special damages. The number of these legal proceedings has increased in recent years. We have, after consultation with outside legal counsel and consideration of facts currently known by management, recorded estimated losses in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” to the extent that claims are probable of loss and the amount of the loss can be reasonably estimated. The determination of these reserve amounts requires significant judgment on the part of management. In making these determinations, we consider many factors, including, but not limited to, the loss and damages sought by the plaintiff or claimant, the basis and validity of the claim, the likelihood of a successful defense against the claim, and the potential for, and magnitude of, damages or settlements from such pending and potential litigation and arbitration proceedings, and fines and penalties or orders from regulatory agencies.

     Under the terms of our separation and distribution agreement with U.S. Bancorp and ancillary agreements entered into in connection with the spin-off, we generally will be responsible for all liabilities relating to our business, including those liabilities relating to our business while it was operated as a segment of U.S. Bancorp under the supervision of its management and board of directors and while our employees were employees of U.S. Bancorp servicing our business. Similarly, U.S. Bancorp generally will be responsible for all liabilities relating to the businesses U.S. Bancorp retained. However, in addition to our established reserves, U.S. Bancorp has agreed to indemnify us in an amount up to $17.5 million for losses that result from third-party claims relating to research analyst independence, regulatory investigations regarding the allocation of initial public offering shares to directors and officers of public companies, and regulatory investigations of mutual fund practices. U.S. Bancorp has the right to terminate this indemnification obligation in the event of a change in control of our company. As of March 31, 2005, $13.5 million of the indemnification remained.

     Subject to the foregoing, we believe, based on our current knowledge, after appropriate consultation with outside legal counsel and after taking into account our established reserves and the U.S. Bancorp indemnity agreement, that pending litigation, arbitration and regulatory proceedings will be resolved with no material adverse effect on our financial condition. However, if, during any period, a potential adverse contingency should become probable or resolved for an amount in excess of the established reserves and indemnification, the results of operations in that period could be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

     We have a liquid balance sheet. Most of our assets consist of cash and assets readily convertible into cash. Securities inventories are stated at fair value and are generally readily marketable. Customers’ margin loans are collateralized by securities and have floating interest rates. Other receivables and payables with customers and other brokers and dealers usually settle within a few days. As part of our liquidity strategy, we emphasize diversification of funding sources. We utilize a mix of funding sources and, to the extent possible, maximize our lower-cost financing associated with securities lending and repurchase agreements. Our assets are financed by our cash flows from operations, equity capital, subordinated debt, bank lines of credit and proceeds from securities lending and securities sold under agreements to repurchase. The fluctuations in cash flows from financing activities are directly related to daily operating activities from our various businesses.

     We do not intend to pay cash dividends on our common stock for the foreseeable future.

     To optimize our use of capital, our board of directors authorized the repurchase of up to 1.3 million shares of our common stock for a maximum aggregate purchase price of $65 million. The program commenced in the first quarter of 2005 and is authorized through December 31, 2005. During the first quarter of 2005, we repurchased 325,000 shares of common stock at an average price per share of $40.09 per share.

Funding Sources

     We have available discretionary short-term financing on both a secured and unsecured basis. Secured financing is obtained through the use of securities lending agreements, repurchase agreements and secured bank loans. Securities lending agreements are secured by client collateral pledged for margin loans while bank loans and repurchase agreements are typically collateralized by the firm’s securities inventory. Short-term funding is generally obtained at rates based upon the federal funds rate.

     Average short-term bank loans of $43 million and $76 million in the first quarter of 2005 and first quarter of 2004, respectively, and average securities lending arrangements of $222 million and $207 million in the first quarter of 2005 and first quarter of 2004, respectively, were primarily used to finance customer receivables. Average repurchase agreements of $174 million and $237 million in first quarter of 2005 and first quarter of 2004, respectively, were primarily used to finance inventory. Growth in margin loans to customers is generally financed through increases in securities lending to third parties while growth in our securities inventory is generally financed through repurchase agreements. Bank financing supplements these sources as necessary.

     As of March 31, 2005, we had uncommitted credit agreements with banks totaling $650 million, comprising $530 million in discretionary secured lines and $120 million in discretionary unsecured lines. We have been able to obtain necessary short-term borrowings in the past and believe that we will continue to be able to do so in the future. We have also established arrangements to obtain financing using as collateral our securities held by our clearing bank or by another broker dealer at the end of each business day.

     In addition to the $650 million of credit agreements described above, our broker dealer subsidiary is party to a $180 million subordinated debt facility with an affiliate of U.S. Bancorp, which has been approved by the New York Stock Exchange, Inc. (“NYSE”) for regulatory net capital purposes as allowable in our broker dealer subsidiary’s net capital computation. The interest on the $180 million subordinated debt facility is variable based on the three-month London Interbank Offer Rate. The entire amount outstanding matures in 2008. We have an additional committed, but undrawn, temporary subordinated debt facility of $40 million. The interest on the $40 million subordinated debt facility is based on the prime rate, and the facility expires in December 2005.

Capital Requirements

     As a registered broker dealer and member firm of the NYSE, our broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of the NYSE. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. The NYSE may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rule and the net capital rule of the NYSE. We expect these provisions will not impact our ability to meet current and future obligations. We also are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. In addition, our broker dealer subsidiary is registered with the Commodity Futures Trading Commission (“CFTC”) and therefore is subject to CFTC regulations. Piper Jaffray Ltd., our registered United Kingdom broker dealer subsidiary, is subject to the capital requirements of the U.K. Financial Services Authority.

     At March 31, 2005, net capital under the SEC’s uniform net capital rule was $325.5 million, or 58.9 percent, of aggregate debit balances, and $314.5 million in excess of the minimum required net capital.

OFF-BALANCE SHEET ARRANGEMENTS

     We enter into various types of off-balance sheet arrangements in the ordinary course of business. We hold retained interests in nonconsolidated entities, incur obligations to commit capital to nonconsolidated entities, enter into derivative transactions, enter into nonderivative guarantees and enter into other off-balance sheet arrangements.

     We enter into arrangements with special-purpose entities (“SPE’s”), also known as variable interest entities (“VIE’s”). SPE’s are corporations, trusts or partnerships that are established for a limited purpose. SPE’s, by their nature, generally are not controlled by their equity owners, as the establishing documents govern all material decisions. Our primary involvement with SPE’s relates to securitization transactions in which highly rated fixed rate municipal bonds are sold to an SPE. We follow Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125,” to account for securitizations and other transfers of financial assets. Therefore, we derecognize financial assets transferred in securitizations provided that such transfer meets all of the SFAS 140 criteria.

     We have investments in various entities, typically partnerships or limited liability companies, established for the purpose of investing in emerging growth companies. We commit capital or act as the managing partner or member of these entities. These entities are reviewed under variable interest entity and voting interest entity standards. If we determine that an entity should not be consolidated, we record these investments on the equity method of accounting. The cost method of accounting is applied to investments where we do not have the ability to exercise significant influence over the operations of an entity.

     We use derivative products in a principal capacity as a dealer to satisfy the financial needs of clients. We also use derivative products to manage the interest rate and market value risks associated with our security positions.

     Our other types of off-balance-sheet arrangements include leases, letters of credit and other commitments or guarantees.

     For a complete discussion of our activities related to our off-balance sheet arrangements, see our Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

ENTERPRISE RISK MANAGEMENT

     Risk is an inherent part of our business. In the course of conducting business operations, we are exposed to a variety of risks. Market risk, credit risk, liquidity risk, operational risk, and legal, regulatory and compliance risk are the principal risks we face in operating our business. We seek to identify, assess and monitor each risk in accordance with defined policies and procedures. The extent to which we properly identify and effectively manage each of these risks is critical to our financial condition and profitability. For a full discussion of our risk management framework, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

     Value-at-Risk (“VaR”) is the potential loss in value of Piper Jaffray’s trading positions due to adverse market movements over a defined time horizon with a specified confidence level. We perform a daily VaR analysis on substantially all of our trading positions, including fixed income, equities, convertible bonds and all associated hedges. We use a VaR model because it provides a common metric for assessing market risk across business lines and products. The modeling of the market risk characteristics of our trading positions involves a number of assumptions and approximations. While we believe that these assumptions and approximations are reasonable, different assumptions and approximations could produce materially different VaR estimates. For example, we include the risk-reducing diversification benefit between various securities because it is highly unlikely that all securities would have an equally adverse move on a typical trading day.

     Consistent with industry practice, when calculating VaR we use a 95 percent confidence level and a one-day time horizon for calculating the VaR numbers reported below. This means there is a 1 in 20 chance that daily net trading revenues will fall below the expected daily trading net revenues by an amount at least as large as the reported VaR. As a result, shortfalls from expected trading net revenues on a single trading day greater than the reported VaR would be anticipated to occur, on average, about once a month.

     VaR has inherent limitations, including reliance on historical data to predict future market risk and the parameters established in creating the models that limit quantitative risk information outputs. There can be no assurance that actual losses occurring on any given day arising from changes in market conditions will not exceed the VaR amounts shown below or that such losses will not occur more than once in a 20-day period. In addition, different VaR methodologies and distribution assumptions could produce materially different VaR numbers. Changes in VaR between reporting periods are generally due to changes in levels of risk exposure, volatilities and/or correlations among asset classes.

     In addition to daily VaR estimates, we calculate the potential market risk to our trading positions under selected stress scenarios. We calculate the daily 99.9 percent VaR estimates both with and without diversification benefits for each risk category and firmwide. These stress tests allow us to measure the potential effects on net revenue from adverse changes in market volatilities, correlations and trading liquidity.

     The following table quantifies the estimated VaR for each component of market risk for the periods presented:

	March 31,	December 31,
(Dollars in thousands)	2005	2004
Interest Rate Risk	$353	$381
Equity Price Risk	581	232

Aggregate Undiversified Risk	934	613
Diversification Benefit	(356)	(242)

Aggregate Diversified Value-at-Risk	$578	$371

     The table below illustrates the high, low and average value-at-risk calculated on a daily basis for each component of market risk during the three months ended March 31, 2005 and the year ended December 31, 2004.

For the Three Months Ended March 31, 2005
(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$546	$294	$397
Equity Price Risk	730	201	465
Aggregate Undiversified Risk	1,130	551	862
Aggregate Diversified Value-at-Risk	638	253	469

For the Year Ended December 31, 2004
(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$1,446	$238	$557
Equity Price Risk	578	209	312
Aggregate Undiversified Risk	1,695	482	869
Aggregate Diversified Value-at-Risk	945	267	421

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Due to the nature of our business, we are involved in a variety of legal proceedings on a continuous basis. These proceedings include litigation, arbitration and regulatory proceedings, which may arise from, among other things, client account activity, underwriting or other transactional activity, employment matters, regulatory examinations of our broker dealer business and investigations of securities industry practices by governmental agencies and self-regulatory organizations. The securities industry is highly regulated, and the regulatory scrutiny applied to securities firms has increased dramatically in recent years, resulting in a higher number of regulatory investigations and enforcement actions and significantly greater uncertainty regarding the likely outcome of these matters. The number of litigation and arbitration proceedings also has increased in recent years. Accordingly, in recent years we have incurred, and may incur in the future, higher expenses for legal proceedings than previously.

     At the time of our spin-off from U.S. Bancorp, we assumed liability for certain legal proceedings that named U.S. Bancorp as a defendant but related to the business we managed when Piper Jaffray was a subsidiary of U.S. Bancorp. In those situations, we generally have agreed with U.S. Bancorp that we will manage the proceedings and indemnify U.S. Bancorp for the related expenses, including the amount of any judgment. In turn, U.S. Bancorp agreed at the time of the spin-off to indemnify us for certain legal proceedings relating to our business prior to the spin-off (as described in Note 8 to our unaudited consolidated financial statements, included in this Form 10-Q).

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

Litigation Regarding Equity Research Conflicts of Interest

     Together with the other firms involved in the 2003 equity research conflicts of interest settlement, we have been named as a defendant in a pending lawsuit based, in part, on allegations regarding violations of a number of different NASD and NYSE rules and Section 17(b) of the Securities Act. This action, entitled State of West Virginia v. Bear, Stearns & Company, Inc., et al., Case No. 03-C-133M, Circuit Court of Marshall County, West Virginia, was filed on June 23, 2003, and seeks unspecified civil penalties under the West Virginia Consumer Protection Act. The defendants filed a motion to dismiss all claims. The circuit court indicated a desire to certify certain legal questions raised by the defendants’ motion for appeal to the West Virginia Supreme Court. The court entered its order denying the motions to dismiss and certifying a question of law to the Supreme Court of Appeals of West Virginia on July 23, 2004. On September 21, 2004, the defendants filed a petition in the West Virginia Supreme Court seeking certification and review of the denial of the motions to dismiss. On January 19, 2005, the West Virginia Supreme Court entered an order granting defendants’ petition and the parties are submitting briefs to the court. Defendants’ opening brief was filed on February 23, 2005. Plaintiff’s response was filed on March 25, 2005, and defendants’ reply was filed on April 18, 2005. Oral argument on the petition is currently scheduled for June 8, 2005. We did not settle any other litigation regarding equity research conflicts of interest as part of the research settlement with securities regulators.

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

Initial Public Offering Fee Antitrust Litigation

     We have been named, along with other leading securities firms, as a defendant in several putative class actions filed in the U.S. District Court for the Southern District of New York in 1998. The court’s order, dated February 11, 1999, consolidated these purported class actions for all purposes as In re Public Offering Fee Antitrust Litigation, Case No. 98 CV 7890 (LMM). The consolidated amended complaint seeks unspecified compensatory damages, treble damages and injunctive relief. The consolidated amended complaint was filed on behalf of purchasers of shares issued in certain initial public offerings for U.S. companies and alleges that defendants conspired in offerings of an amount between $20 million and $80 million to fix the underwriters’ discount at 7.0 percent of the offering amount in violation of Section 1 of the Sherman Act. The court dismissed this consolidated action with prejudice and denied plaintiffs’ motion to amend the complaint and include an issuer plaintiff. The court stated that its decision did not affect any class actions filed on behalf of issuer plaintiffs. The Second Circuit Court of Appeals reversed the district court’s decision on December 13, 2002 and remanded the action to the district court. A motion to dismiss was filed with the district court on March 26, 2003 seeking dismissal of this action and the issuer plaintiff action described below in their entirety, based upon the argument that the determination of underwriting fees is implicitly immune from the antitrust laws because of the extensive federal regulation of the securities markets. Plaintiffs filed their opposition to the motion to dismiss on April 25, 2003. The underwriter defendants filed a motion for leave to file a supplemental memorandum of law in further support of their motion to dismiss on June 10, 2003. The court denied the motion to dismiss based upon implied immunity in its memorandum and order dated June 26, 2003. A supplemental memorandum in support of the motion to dismiss, applicable only to this action because the purported class consists of indirect purchasers, was filed on June 24, 2003 and seeks dismissal based upon the argument that the proposed class members cannot state claims upon which relief can be granted. Plaintiffs filed a supplemental memorandum in opposition to defendants’ motion to dismiss on July 9, 2003. Defendants filed a reply in further support of the motion to dismiss on July 25, 2003. The court entered its memorandum and order granting in part and denying in part the motion to dismiss on February 24, 2004. Plaintiffs’ damage claims were dismissed because they were indirect purchasers. The motion to dismiss was denied with respect to plaintiffs’ claims for injunctive relief. We filed our answer to the consolidated amended complaint on April 22, 2004. Plaintiffs filed a motion for class certification and supporting memorandum of law on September 16, 2004. Class discovery concluded on April 11, 2005. Defendants are required to file their brief in opposition to plaintiffs’ motion for class certification on or before May 11, 2005.

     Similar purported class actions have also been filed against us in the U.S. District Court for the Southern District of New York on behalf of issuer plaintiffs asserting substantially similar antitrust claims based upon allegations that 7.0 percent underwriters’ discounts violate the Sherman Act. These purported class actions were consolidated by the district court as In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation, Case No. 00 CV 7804 (LMM), on May 23, 2001. These complaints also seek unspecified compensatory damages, treble damages and injunctive relief. Plaintiffs filed a consolidated class action complaint on July 6, 2001. The district court denied defendants’ motion to dismiss the complaint on September 30, 2002. Defendants filed a motion to certify the order for interlocutory appeal on October 15, 2002. On March 26, 2003, the motion to dismiss based upon implied immunity was also filed in connection with this action. The court denied the motion to dismiss on June 26, 2003. Plaintiffs filed a motion for class certification and supporting memorandum of law on September 16, 2004. Class discovery concluded on April 11, 2005. Defendants are required to file their brief in opposition to plaintiffs’ motion for class certification on or before May 11, 2005. Discovery is proceeding at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended March 31, 2005.

     In addition, a third-party trustee makes open-market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.

			Total Number of Shares
	Total Number		Purchased as Part of	Maximum Number of Shares
	of Shares	Average Price	Publicly Announced	that May Yet Be Purchased
	Purchased	Paid per Share	Plans or Programs	Under the Plans or Programs
Period
Month #1 (January 1, 2005 to January 31, 2005)	0	N/A	0	1,300,000

Month #2 (February 1, 2005 to February 28, 2005)	131,600	$40.29	131,600	1,168,400

Month #3 (March 1, 2005 to March 31, 2005)	193,400	$39.95	193,400	975,000

Total	325,000	$40.09	325,000

(1) On January 26, 2005, we announced that our board of directors had authorized us to repurchase up to 1.3 million shares of our outstanding common stock for a maximum aggregate purchase price of $65.0 million. The repurchase program is authorized through December 31, 2005. Purchases under the program are made on the open market pursuant to a 10b5-1 plan established with an independent agent. The 10b5-1 plan is a formula-based plan, with the formula based primarily on the trading volume of our shares in the open market. Accordingly, the timing of repurchases under the plan will accelerate or decelerate based on high or low trading volumes, respectively.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 27, 2005.

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