Form 10-Q
period 2005-06-30
PIPER JAFFRAY COMPANIES
filed 2005-08-02
CIK 1230245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☑ NO ☐
     As of July 22, 2005, the Registrant had 20,011,894 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Piper Jaffray Companies
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2005	2004
(Amounts in thousands, except share data)	(Unaudited)
Assets

Cash and cash equivalents	$38,655	$67,387
Receivables:
Customers (net of allowance of $1,793)	472,986	433,173
Brokers, dealers and clearing organizations	340,248	536,705
Deposits with clearing organizations	68,136	70,886
Securities purchased under agreements to resell	344,398	251,923

Trading securities owned	487,108	694,222
Trading securities owned and pledged as collateral	337,161	290,499

Total trading securities owned	824,269	984,721

Fixed assets (net of accumulated depreciation and amortization of $104,394 and $110,928, respectively)	53,633	53,968
Goodwill and intangible assets (net of accumulated amortization of $53,464 and $52,664, respectively)	321,034	321,834
Other receivables	36,298	31,832
Other assets	77,204	75,828

Total assets	$2,576,861	$2,828,257

Liabilities and Shareholders’ Equity

Short-term bank financing	$46,000	$—
Payables:
Customers	281,840	189,153
Checks and drafts	52,677	63,270
Brokers, dealers and clearing organizations	345,083	287,217
Securities sold under agreements to repurchase	258,562	312,273
Trading securities sold, but not yet purchased	449,636	746,604
Accrued compensation	96,181	184,608
Other liabilities and accrued expenses	141,903	139,704

Total liabilities	1,671,882	1,922,829

Subordinated debt	180,000	180,000

Shareholders’ equity:
Common stock, $0.01 par value;
Shares authorized: 100,000,000 at June 30, 2005 and December 31, 2004;
Shares issued: 19,487,319 at June 30, 2005 and 19,333,261 at December 31, 2004;
Shares outstanding: 18,715,945 at June 30, 2005 and 19,333,261 at December 31, 2004	195	193
Additional paid-in capital	693,939	678,755
Other comprehensive loss	(3,868)	(3,868)
Retained earnings	58,920	50,348
Less common stock held in treasury, at cost: 771,374 shares at June 30, 2005	(24,207)	—

Total shareholders’ equity	724,979	725,428

Total liabilities and shareholders’ equity	$2,576,861	$2,828,257

See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
(Amounts in thousands, except per share data)	June 30,		June 30,
	2005	2004	2005	2004
Revenues:

Commissions and fees	$67,879	$65,776	$138,039	$135,288
Principal transactions	38,158	50,243	73,022	102,319
Investment banking	55,024	68,180	111,346	133,042
Interest income	17,052	14,044	32,654	27,371
Other income	11,267	16,407	21,994	30,807

Total revenues	189,380	214,650	377,055	428,827

Interest expense	9,715	7,318	18,322	12,095

Net revenues	179,665	207,332	358,733	416,732

Non-interest expenses:

Compensation and benefits	110,383	127,690	219,785	257,397
Occupancy and equipment	14,419	13,683	28,446	27,415
Communications	10,299	10,712	20,704	21,170
Floor brokerage and clearance	4,732	4,559	8,935	9,359
Marketing and business development	10,014	11,131	20,664	21,793
Outside services	12,374	9,951	23,013	19,109
Cash award program	1,061	1,269	2,197	2,340
Restructuring-related expense	8,595	—	8,595	—
Other operating expenses	6,196	7,647	13,323	15,287

Total non-interest expenses	178,073	186,642	345,662	373,870

Income before income tax expense	1,592	20,690	13,071	42,862

Income tax expense	355	7,710	4,499	16,092

Net income	$1,237	$12,980	$8,572	$26,770

Earnings per common share
Basic	$0.07	$0.67	$0.45	$1.38
Diluted	$0.06	$0.67	$0.44	$1.38

Weighted average number of common shares outstanding
Basic	19,028	19,333	19,141	19,333
Diluted	19,195	19,395	19,297	19,380
See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2005	2004
Operating Activities:

Net income	$8,572	$26,770
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,749	10,427
Deferred income taxes	(2,947)	8,457
Stock-based compensation	9,167	4,113
Amortization of intangible assets	800	—
Forgivable loan reserve	—	(2,000)
Decrease (increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	—	66,000
Receivables:
Customers	(39,813)	(1,085)
Brokers, dealers and clearing organizations	196,457	(196,530)
Deposits with clearing organizations	2,750	9,399
Securities purchased under agreements to resell	(92,475)	78,958
Net trading securities owned	(136,516)	(137,480)
Other receivables	(4,466)	6,111
Other assets	1,593	(8,453)
Increase (decrease) in operating liabilities:
Payables:
Customers	92,687	(19,988)
Checks and drafts	(10,593)	(23,753)
Brokers, dealers and clearing organizations	(3,517)	142,148
Securities sold under agreements to repurchase	(5,009)	(2,529)
Accrued compensation	(75,240)	(67,386)
Other liabilities and accrued expenses	2,199	44,235

Net cash used in operating activities	(47,602)	(62,586)

Investing Activities:

Purchases of fixed assets, net	(8,414)	(5,610)

Net cash used in investing activities	(8,414)	(5,610)

Financing Activities:

Increase in securities loaned	61,383	3,673
Increase (decrease) in securities sold under agreements to repurchase	(48,702)	3,077
Increase in short-term bank financing, net	46,000	1,000
Repurchase of common stock	(31,397)	—

Net cash provided by financing activities	27,284	7,750

Net decrease in cash and cash equivalents	(28,732)	(60,446)

Cash and cash equivalents at beginning of period	67,387	84,436

Cash and cash equivalents at end of period	$38,655	$23,990

Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$16,480	$7,249
Income taxes	$10,150	$902

Noncash financing activities -
Issuance of 331,434 shares of common stock for retirement plan obligations	$13,187	$—
See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 Background and Basis of Presentation
Background
     Piper Jaffray Companies is the parent company of Piper Jaffray & Co. (“Piper Jaffray”), a securities broker dealer and investment banking firm; Piper Jaffray Ltd., a firm providing securities brokerage and investment banking services in Europe through an office located in London, England; and Piper Jaffray Financial Products Inc. and Piper Jaffray Financial Products II Inc., two entities that facilitate Piper Jaffray Companies customer derivative transactions. The Company, through its subsidiaries, operates in three business segments: Capital Markets, Private Client Services, and Corporate Support and Other. Capital Markets includes institutional sales, trading and research services and investment banking services. Private Client Services provides financial advice and investment products and services to individual investors. Corporate Support and Other includes the Company’s results from its private equity business and certain public company and long-term financing costs. The Company’s business segments are described more fully in Note 13.
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
Note 3 Recent Accounting Pronouncements
     On June 29, 2005, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by Emerging Issues Task Force (“EITF”) on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights.” The consensus reached by the EITF at the June 2005 meeting was that a sole general partner is presumed to control a limited partnership (or similar entity) and should consolidate the limited partnership unless (1) the limited partners possess substantive kick-out rights or (2) the limited partners possess substantive participating rights. This ratification of EITF Issue No. 04-5 has caused the amendments of Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” and EITF Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” EITF 04-5 is effective for all new and modified agreements effective June 29, 2005. For pre-existing agreements that are not modified, the EITF is effective as of the beginning of the first fiscal reporting period beginning after December 15, 2005. The Company has evaluated the impact of the adoption of EITF 04-5 and does not believe the impact will be significant to the Company’s results of operations or financial position.

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
     In the normal course of business, the Company enters into derivative contracts to facilitate customer transactions and as a means to manage risk in net trading securities. The Company also enters into interest rate swap agreements to manage interest rate exposure associated with holding residual interest securities from its tender option bond program. As of June 30, 2005, and December 31, 2004, the Company was counterparty to notional/contract amounts of $3.6 billion and $2.5 billion, respectively, of derivative instruments.
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
     Fair values for derivative contracts represent amounts estimated to be received from or paid to a counterparty in settlement of these instruments. These derivatives are valued using quoted market prices when available or pricing models based on the net present value of estimated future cash flows. The valuation models used require inputs including contractual terms, market prices, yield curves, credit curves and measures of volatility. The net fair value of derivative contracts was an asset of approximately $2.7 million and $2.5 million as of June 30, 2005, and December 31, 2004, respectively.

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)
Note 5 Trading Securities Owned and Trading Securities Sold, But Not Yet Purchased
     Trading securities owned and trading securities sold, but not yet purchased were as follows:

	June 30,	December 31,
(Dollars in thousands)	2005	2004
Owned:
Corporate securities:
Equity securities	$23,475	$9,490
Convertible securities	25,633	93,480
Fixed income securities	172,704	208,494
Mortgage-backed securities	278,819	459,322
U.S. government securities	52,499	37,244
Municipal securities	254,826	165,435
Other	16,313	11,256

	$824,269	$984,721

Sold, but not yet purchased:
Corporate securities:
Equity securities	$18,842	$59,106
Convertible securities	9,073	12,600
Fixed income securities	99,925	155,534
Mortgage-backed securities	167,481	406,621
U.S. government securities	139,808	103,148
Municipal securities	329	—
Other	14,178	9,595

	$449,636	$746,604

     At June 30, 2005, and December 31, 2004, trading securities owned in the amount of $337.2 million and $290.5 million, respectively, have been pledged as collateral for the Company’s secured borrowings, repurchase agreements and securities loaned activities.
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

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)
Note 6 Goodwill and Intangible Assets
     The following table presents the changes in the carrying value of goodwill and intangible assets by reportable segment for the six months ended June 30, 2005:

		Private	Corporate
	Capital	Client	Support and	Consolidated
	Markets	Services	Other	Company
(Dollars in thousands)
Goodwill
Balance at December 31, 2004	$231,567	$85,600	$—	$317,167
Goodwill acquired	—	—	—	—
Impairment losses	—	—	—	—

Balance at June 30, 2005	$231,567	$85,600	$—	$317,167

Intangible assets
Balance at December 31, 2004	$4,667	$—	$—	$4,667
Intangible assets acquired	—	—	—	—
Amortization of intangible assets	(800)	—	—	(800)
Impairment losses	—	—	—	—

Balance at June 30, 2005	$3,867	$—	$—	$3,867

Total goodwill and intangible assets	$235,434	$85,600	$—	$321,034

The intangible assets are amortized on a straight-line basis over three years.
Note 7 Short-Term Financing
     The Company has uncommitted credit agreements with banks totaling $675 million at June 30, 2005, composed of $555 million in discretionary secured lines of which $46 million and $0 were outstanding at June 30, 2005 and December 31, 2004, respectively, and $120 million in discretionary unsecured lines. In addition, the Company has established arrangements to obtain financing using as collateral the Company’s securities held by its clearing bank and by another broker dealer at the end of each business day. Repurchase agreements and securities loaned to other broker dealers are also used as sources of funding.
     Piper Jaffray has executed a $180 million subordinated debt agreement with an affiliate of USB, which satisfies provisions of Appendix D of SEC Rule 15c3-1 and has been approved by the New York Stock Exchange, Inc. (“NYSE”) and is therefore allowable in Piper Jaffray’s net capital computation. The entire amount of the subordinated debt will mature in 2008.
     During 2004, Piper Jaffray entered into an agreement whereby an affiliate of USB has agreed to provide up to $40 million in temporary subordinated debt, which will be used as necessary to facilitate underwriting transactions. The temporary subordinated debt satisfies provisions of Appendix D of SEC Rule 15c3-1, and in form has been approved by the NYSE and would therefore be allowed in Piper Jaffray’s net capital computation. No advances were made under this agreement for the six months ended June 30, 2005. The term of the agreement expires in December 2005.
     The Company’s subordinated debt and short-term financing bear interest at rates based on the London Interbank Offered Rate or federal funds rate. At June 30, 2005 and December 31, 2004, the weighted average interest rate on borrowings was 4.44 percent and 3.51 percent, respectively. At June 30, 2005 and December 31, 2004, no formal compensating balance agreements existed, and the Company was in compliance with all debt covenants related to these facilities.

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)
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
     The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential complaints, legal actions, investigations and proceedings. In addition to the Company’s established reserves, USB has agreed to indemnify the Company in an amount up to $17.5 million for certain legal and regulatory matters. Approximately $13.5 million of this amount remained available as of June 30, 2005.
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
Note 9 Restructuring
     The Company recorded a pre-tax restructuring-related expense of $8.6 million in the three months ended June 30, 2005. The expense was incurred to restructure the Company’s operations as a means to better align its cost infrastructure with its revenues. The Company determined restructuring charges and related accruals based on a specific formulated plan.
     The components of these charges are shown below for the three months ended June 30, 2005:

(Dollars in thousands)
Severance and employee-related	$4,886
Lease terminations and asset write-downs	3,709

Total	$8,595

     Severance and employee-related charges included the cost of severance, other benefits and outplacement costs associated with the termination of employees. The severance amounts were determined based on the Company’s severance pay program in place at the time of termination and will be paid out over a benefit period of up to one year from the time of termination. Approximately 100 employees received severance.
     Lease terminations and asset write-downs represented costs associated with redundant office space and equipment disposed of as part of the restructuring plan. Payments related to terminated lease contracts continue through the original terms of the leases, which run for various periods, with the longest lease term running through 2014.

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)
     The following table presents a summary of activity with respect to the restructuring-related liability:

(Dollars in thousands)
Balance at December 31, 2004	$—

Provision charged to operating expense	8,595
Cash outlays	(1,357)
Noncash write-downs	(1,010)

Balance at June 30, 2005	$6,228

     The adequacy of the restructuring-related liability is reviewed regularly, taking into consideration actual and projected payment liabilities. Adjustments are made to increase or decrease the accrual as needed. Reversals of expenses, if any, can reflect a lower-than-expected use of benefits by affected employees and changes in initial assumptions as a result of subsequent events.
Note 10 Net Capital Requirements and Other Regulatory Matters
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
     At June 30, 2005, net capital under the Rule was $244.4 million, or 40.8 percent of aggregate debit balances, and $232.4 million in excess of the minimum net capital required under the Rule.
     Piper Jaffray is also registered with the Commodity Futures Trading Commission (“CFTC”) and therefore is subject to CFTC regulations.
     Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the Financial Services Authority (“FSA”). As of June 30, 2005, Piper Jaffray Ltd. was in compliance with the capital requirements of the FSA.

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)
Note 11 Stock-Based Compensation and Cash Award Program
     The Company maintains one stock-based compensation plan, the Piper Jaffray Companies 2003 Amended and Restated Long-Term Incentive Plan (the “Plan”). The Plan permits the grant of stock options and restricted stock to the Company’s employees and directors for up to 4.1 million shares of common stock. In 2004 and 2005, the Company granted shares of restricted stock and options to purchase Piper Jaffray Companies common stock to employees and directors. The Company believes that such awards better align the interests of employees with those of shareholders. The awards granted to employees have three-year cliff vesting periods. The director awards are fully vested upon grant. The Plan provides for accelerated vesting of option and restricted stock awards if there is a change in control of the Company (as defined in the Plan). The following table summarizes the Company’s stock options and restricted stock outstanding for the six months ended June 30, 2005:

		Weighted	Shares of
	Options	Average	Restricted Stock
	Outstanding	Exercise Price	Outstanding
December 31, 2004	295,683	$47.50	531,885

Granted:
Stock options	422,351	38.83	—
Restricted stock	—	—	909,605
Exercised	—	—	—
Canceled options	(43,762)	42.62	—
Canceled restricted stock	—	—	(60,903)

June 30, 2005	674,272	$42.39	1,380,587

     Additional information regarding Piper Jaffray Companies options outstanding as of June 30, 2005, is as follows:

	Options Outstanding		Exercisable Options
		Weighted
		Average		Weighted
		Remaining		Average
Range of		Contractual		Exercise
Exercise Prices	Shares	Life (Years)	Shares	Price
$28.01	28,565	9.8	28,565	$28.01
$39.62	367,116	9.7	—	N/A
$47.30 - $51.05	278,591	8.6	21,249	$50.13
     Effective January 1, 2004, the Company elected to account for stock-based compensation under the fair value method as prescribed by SFAS 123 and as amended by SFAS 148. Therefore, employee and director stock options granted on and after January 1, 2004, are expensed by the Company on a straight-line basis over the option vesting period, based on the estimated fair value of the award on the date of grant using a Black-Scholes option-pricing model. Restricted stock expense is based on the market price of Piper Jaffray Companies stock on the date of the grant and is amortized on a straight-line basis over the vesting period. The Company recorded compensation expense, net of estimated forfeitures, of $5.5 million and $2.7 million, for the three months ended June 30, 2005 and 2004, respectively, and $9.2 million and $4.1 million, respectively, for the six months ended June 30, 2005 and 2004, related to employee stock option and restricted stock grants.

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)
     The following table provides a summary of the valuation assumptions used by the Company to determine the estimated value of stock option grants in Piper Jaffray Companies common stock:

	2005	2004
Weighted average assumptions in option valuation
Risk-free interest rates	3.77%	3.20%
Dividend yield	0.00%	0.00%
Stock volatility factor	38.11%	40.00%
Expected life of options (in years)	5.86	5.79
Weighted average fair value of options granted	$16.66	$21.24
     In connection with the Company’s spin-off from USB, it established a cash award program pursuant to which it granted cash awards to a broad-based group of employees. The cash award program was intended to aid in retention of employees and to compensate employees for the value of USB stock options and restricted stock lost by employees as a result of the Distribution. The cash awards are being expensed over a four-year period ending December 31, 2007. Participants must be employed on the date of payment to receive the award. Expense related to the cash award program is included as a separate line item on the Company’s Consolidated Statements of Operations.
Note 12 Shareholders’ Equity
Share Repurchase Program
     In 2005, the Company’s board of directors authorized the repurchase of up to 1.3 million shares of the Company’s common stock for a maximum aggregate purchase price of $65.0 million. The principal purpose of the share repurchase program is to manage the Company’s equity capital relative to the growth of its business and to offset the dilutive effect of employee equity-based compensation. During the six months ended June 30, 2005, the Company repurchased 948,750 of the Company’s common stock at an average price of $33.09 per share.
Issuance of Shares
     During the six months ended June 30, 2005, the Company issued 154,058 shares of the Company’s common stock and reissued 177,376 shares out of treasury stock in fulfillment of $13.2 million in obligations under the Piper Jaffray Companies Retirement Plan.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(Amounts in thousands, except per share data)
Net income	$1,237	$12,980	$8,572	$26,770

Shares for basic and diluted calculations:
Average shares used in basic computation	19,028	19,333	19,141	19,333
Stock options	—	—	—	—
Restricted stock	167	62	156	47
Average shares used in diluted computation	19,195	19,395	19,297	19,380

Earnings per share:
Basic	$0.07	$0.67	$0.45	$1.38
Diluted	$0.06	$0.67	$0.44	$1.38
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
Basis for Presentation
     In the first quarter of 2005, the Company began to more fully allocate corporate expenses previously included in Corporate Support and Other to Capital Markets and Private Client Services. This change in how the Company reports segment results was made as a result of the Company completing an extensive study of costs included in Corporate Support and Other to determine how these costs were related to and driven by business activities conducted in the Capital Markets and Private Client Services segments. As a result of this study, certain expenses such as finance, human resources and other corporate administration have been reclassified and included in the results of the revenue-producing segments. Internally, the Company is now managing and allocating resources to its business segments based on these reclassified results. In connection with this change, the Company has restated prior period business results to conform to the current period presentation. The restatement does not affect the Company’s aggregate financial results.
     Segment results are derived from the Company’s financial reporting systems by specifically attributing customer relationships and their related revenues and expenses to the appropriate segment. Revenue-sharing of sales credits associated with underwritten offerings is based on the distribution channel generating the sales. Expenses directly managed by the business line, including salaries, commissions, incentives, employee benefits, occupancy, marketing and business development and other direct expenses, are accounted for within each segment’s pre-tax operating income or loss. In addition, operations, technology and other business activities managed on a corporate basis are allocated based on each segment’s use of these functions to support its business. Expenses related to costs of being a public company and long-term financing are included within Corporate Support and Other. Cash award plan charges related to the Distribution, restructuring-related charges and income taxes are not assigned to the business segments. The financial management of assets, liabilities and capital is performed on an enterprise-wide basis. Net revenues from the Company’s non-U.S. operations were $2.2 million and $3.1 million for the three months ended June 30, 2005 and 2004, respectively, and $4.9 million and $6.1 million for the six months ended June 30, 2005 and 2004, respectively, and are included in the Capital Markets business segment. Non-U.S. long-lived assets were $0.6 million at June 30, 2005 and December 31, 2004.

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
Capital Markets (“CM”)
     CM includes institutional sales, trading and research services and investment banking services. Institutional sales, trading and research services focus on the sale of U.S. equities and fixed income products to institutions and government and non-profit entities. Investment banking services include management of and participation in underwritings, merger and acquisition services and public finance activities. Additionally, CM includes earnings on trading activities related to securities inventories held to facilitate customer transactions and net interest revenues on trading securities held in inventory.
Private Client Services (“PCS”)
     PCS principally provides individual investors with financial advice and investment products and services, including equity and fixed income securities, mutual funds and annuities. This segment also includes net interest income on customer margin loans. As of June 30, 2005, PCS had 863 financial advisors operating in 91 branch offices in 17 midwest, mountain and west coast states.
Corporate Support and Other
     Corporate Support and Other includes costs of being a public company, long-term financing costs and the results of our private equity business, which generates revenues through the management of private equity funds. This segment also includes results related to our investments in these funds and in venture capital funds. Prior to January 1, 2005, Corporate Support and Other also included the results of our venture capital business. Effective December 31, 2004, we exited this business and the management of our venture capital funds was transitioned to an independent company.
     Reportable segment financial results are as follows:

			Private Client		Corporate Support
	Capital Markets		Services		and Other		Consolidated Company
Three Months Ended June 30,	2005	2004	2005	2004	2005	2004	2005	2004

(Dollars in thousands)
Net revenues	$97,598	$113,645	$84,081	$89,506	$(2,014)	$4,181	$179,665	$207,332
Operating expense	84,726	96,405	81,983	82,465	1,708	6,503	168,417	185,373

Pre-tax operating income (loss) before unallocated charges	$12,872	$17,240	$2,098	$7,041	$(3,722)	$(2,322)	$11,248	$21,959

Cash award program							1,061	1,269
Restructuring-related expense							8,595	—

Consolidated operating income before taxes							$1,592	$20,690

			Private Client		Corporate Support
	Capital Markets		Services		and Other		Consolidated Company
Six Months Ended June 30,	2005	2004	2005	2004	2005	2004	2005	2004

(Dollars in thousands)
Net revenues	$189,543	$225,689	$173,280	$185,901	$(4,090)	$5,142	$358,733	$416,732
Operating expense	165,144	189,547	166,371	171,840	3,355	10,143	334,870	371,530

Pre-tax operating income (loss) before unallocated charges	$24,399	$36,142	$6,909	$14,061	$(7,445)	$(5,001)	$23,863	$45,202

Cash award program							2,197	2,340
Restructuring-related expense							8,595	—

Consolidated operating income before taxes							$13,071	$42,862

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)
Note 14 Securitizations
     In connection with its tender option bond program, the Company has securitized $298.5 million of highly rated municipal bonds. Each municipal bond is sold into a separate trust that is funded by the sale of variable rate certificates to institutional and retail customers seeking variable rate tax-free investment products. These variable rate certificates reprice weekly. Securitization transactions meeting certain SFAS 140 criteria are treated as sales, with the resulting gain included in principal transactions on the Consolidated Statements of Operations. If a securitization does not meet the sale of asset requirements of SFAS 140, the transaction is recorded as a borrowing. The Company retains a residual interest in each structure and accounts for the residual interest as a trading security, which is recorded at fair value on the Consolidated Statements of Financial Condition. The fair value of retained interests was $14.4 million at June 30, 2005, with a weighted average life of 9.8 years. Fair value of retained interests is estimated based on the present value of future cash flows using management’s best estimates of the key assumptions—expected yield, credit losses of 0 percent and a 12 percent discount rate. The Company receives a fee to remarket the variable rate certificates derived from the securitizations.
     At June 30, 2005, the sensitivity of the current fair value of retained interests to immediate 10 percent and 20 percent adverse changes in the key economic assumptions was not material. The sensitivity analysis does not include the offsetting benefit of financial instruments the Company utilizes to hedge risks inherent in its retained interests and is hypothetical. Changes in fair value based on a 10 percent or 20 percent variation in an assumption generally cannot be extrapolated because the relationship of the change in the assumption to the change in the fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated independent of changes in any other assumption; in practice, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. In addition, the sensitivity analysis does not consider any corrective action that the Company might take to mitigate the impact of any adverse changes in key assumptions.
     Certain cash flow activity for the municipal bond securitizations described above during 2005 includes:

(Dollars in thousands)
Proceeds from new sales	$22,655
Remarketing fees received	66
Cash flows received on retained interests	4,194
     During 2004, two securitization transactions were designed such that they did not meet the asset sale requirements of SFAS 140; therefore, the Company consolidated these trusts. As a result, the Company has recorded an asset for the underlying bonds of approximately $45.1 million in trading securities and a liability for the certificates sold by the trust for approximately $44.9 million in other liabilities on the Consolidated Statement of Financial Condition as of June 30, 2005. The Company has hedged the activities of these securitizations with interest rate swaps, which have been recorded at fair value and resulted in a liability of approximately $0.2 million at June 30, 2005.
     The Company has contracted with a major third-party financial institution to act as the liquidity provider for the Company’s tender option bond securitized trusts. The Company has agreed to reimburse this party for any losses associated with providing liquidity to the trusts. The maximum exposure to loss at June 30, 2005 was $270.2 million, representing the outstanding amount of all trust certificates at that date. This exposure to loss is mitigated by the underlying municipal bonds in the trusts, which are either AAA or AA rated. These bonds had a market value of approximately $285.2 million at June 30, 2005. The Company believes the likelihood it will be required to fund the reimbursement agreement obligation under any provision of the arrangement is remote, and accordingly, no liability for such guarantee has been recorded in the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following information should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and exhibits included elsewhere in this report. Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, the future prospects of Piper Jaffray Companies. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors identified in the document entitled “Risk Factors” filed as Exhibit 99.1 to this Form 10-Q and in our subsequent reports filed with the SEC. These reports are available at our Web site at www.piperjaffray.com and at the SEC Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.
EXECUTIVE OVERVIEW
Our Business
     We are principally engaged in providing securities brokerage, investment banking and related financial services to individuals, corporations and public sector and non-profit entities in the United States, with limited activity in Europe. We operate through three reportable segments:
Capital Markets — This segment consists of our equity and fixed income institutional sales, trading and research and investment banking businesses. It generates revenues primarily through commissions and sales credits earned on equity and fixed income transactions, fees earned on investment banking and public finance activities, and net interest earned on securities inventories. While we maintain securities inventories primarily to facilitate customer transactions, our Capital Markets business also realizes profits and losses from trading activities related to these securities inventories .
Private Client Services — This segment comprises our retail brokerage business, which provides financial advice and a wide range of financial products and services to individual investors through our network of branches. It generates revenues primarily through commissions earned on equity and fixed income transactions, commissions earned for distribution of mutual funds and annuities, fees earned on fee-based client accounts and net interest from customers’ margin loan balances.
Corporate Support and Other — This segment includes the costs of being a public company, long-term financing costs and the results of our private equity business, which generates revenues through the management of private equity funds. This segment also includes results related to our investments in these funds and in venture capital funds. Prior to January 1, 2005, Corporate Support and Other also included the results of our venture capital business. Effective December 31, 2004, we exited this business and the management of our venture capital funds was transitioned to an independent company. We maintained our existing investments in these funds.
     The securities business is a human capital business; accordingly, compensation and benefits comprise the largest component of our expenses, and our performance is dependent upon our ability to attract, develop and retain highly skilled employees who are motivated to serve the best interests of our clients, thereby serving the best interests of our company.
External Factors Impacting Our Business
     Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Overall market conditions are a product of many factors, which are mostly unpredictable and beyond our control. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the volume and value of trading in securities, the volatility of the equity and fixed income markets, the market spread on investment products, the level and shape of various yield curves and the demand for investment banking services as reflected by the number and size of public offerings and merger and acquisition transactions.
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

Results for the Six Months Ended June 30, 2005
     For the six months ended June 30, 2005, our net income decreased to $8.6 million from $26.8 million for the corresponding period in the prior year, resulting in diluted earnings per share of $0.44, a 68.1 percent decrease over the prior-year period. Net revenues for the first six months of 2005 decreased 13.9 percent to $358.7 million, compared to $416.7 million for the first six months of 2004. Annualized return on average tangible shareholders’ equity1 was 4.2 percent for the six-month period ended June 30, 2005, compared to 14.1 percent for the six-month period ended June 30, 2004.
     Impact of Structural Changes in the Industry. The decline in net income for the first six months of 2005 compared to the first six months of 2004 is due in part to reduced revenues in our fixed income and equity institutional sales and trading businesses, which are experiencing the effects of structural changes in the industry. These changes include increased price transparency in the corporate bond market and increased use of electronic and direct market access trading, which have created additional competitive downward pressure on trading margins. We expect the pressure on trading margins will continue, which may negatively impact our sales and trading businesses.
     Impact of Recent Economic Trends. Our results for the first six months of 2005 also reflect the cyclicality of the market. Investment banking revenues declined due to the timing of merger and acquisition deals and more challenging equity underwriting markets. The second quarter of 2005 was an especially slow period for convertible underwriting activity. In addition, higher interest rates compared to a year ago led to a reduction in the volume of activity related to certain fixed income products, resulting in reduced revenues. We also experienced reduced client activity within Private Client Services.
     Initiatives. We continually evaluate all of our businesses to ensure we are directing resources to areas where we can add value to our clients, achieve appropriate profitability and sustain competitive growth, and we have taken a number of actions in recent months to advance these efforts, as described in the following paragraphs.
Company-Wide
As announced on May 24, 2005, we implemented cost reduction measures to better align our cost infrastructure with our revenues. These cost reduction measures resulted in an $8.6 million pre-tax restructuring charge related to severance benefits and reductions in leased office space. We anticipate these actions will result in annual pre-tax savings of approximately $10.0 million, of which approximately $5.4 million is attributable to Private Client Services and $4.6 million is attributable to Capital Markets. Only a minimal portion of this anticipated savings is reflected in the results for the first six months of 2005.
Capital Markets
Within Capital Markets, we believe our future growth will depend on our ability to differentiate ourselves by offering more non-traditional products and services than we do today. For example, in response to increased demand for electronic trading, we added algorithmic and program trading (“APT”) capabilities for equity securities in the fourth quarter of 2004. We are evaluating additional ways to grow and strengthen our Capital Markets business. In the second quarter of 2005, we strategically repositioned our fixed income resources within our Capital Markets segment around two focused businesses: public finance services, and corporate high-yield and structured products sales, trading and research. This repositioning allows us to better focus our resources and leverage our expertise in the fixed income areas where we have the greatest strengths. Additionally, we continue to review a range of alternatives to leverage our investment banking franchises. This may include expanding our public finance activity geographically or providing additional products to our investment banking clients. We recently announced the European expansion of our healthcare franchise with the hiring of a team of 14 professionals in our London office. As we look to add new capabilities, we may build them internally, acquire them or partner with other firms to provide them.
Private Client Services
We continue our work to return our Private Client Services business to competitive performance. Our focus is on increasing the number of financial advisors, increasing the productivity of our financial advisors, and executing on our strategy of becoming our clients’ primary advisor.

(1)	Tangible shareholders’ equity equals total shareholders’ equity less goodwill and identifiable intangible assets. Annualized return on average tangible shareholders’ equity is computed by dividing annualized net income by average monthly tangible shareholders’ equity. Given the significant goodwill on our balance sheet, we believe that annualized return on tangible shareholders’ equity is a meaningful measure of our performance because it reflects the tangible equity deployed in our business. This measure excludes the portion of our shareholders’ equity attributable to goodwill and identifiable intangible assets. The majority of the goodwill recorded on our balance sheet relates to U.S. Bancorp’s acquisition of our predecessor company, Piper Jaffray Companies Inc., and its subsidiaries in 1998. This goodwill reflects the premium paid by U.S. Bancorp for our business, and is reflected on our books in accordance with U.S. generally accepted accounting principles (“GAAP”). The following table sets forth a reconciliation of shareholders’ equity to tangible shareholders’ equity. Shareholders’ equity is the most directly comparable GAAP financial measure to tangible shareholders’ equity.

	Average for the
	Six Months Ended	Six Months Ended	As of
	June 30,	June 30,	June 30,
(Dollars in thousands)	2005	2004	2005
Shareholders’ equity	$731,388	$684,631	$724,979
Deduct: Goodwill and indentifiable intangible assets	321,434	305,635	321,034

Tangible shareholders’ equity	$409,954	$378,996	$403,945

RESULTS OF OPERATIONS
FINANCIAL SUMMARY FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
     The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				Results of Operations
				as a Percentage of Net
	Results of Operations			Revenues
	For the Three Months Ended			For the Three Months Ended
	June 30,			June 30,
			2005
	2005	2004	v2004	2005	2004
(Amounts in thousands)
Revenues:
Commissions and fees	$67,879	$65,776	3.2%	37.8%	31.7%
Principal transactions	38,158	50,243	(24.1)	21.2	24.2
Investment banking	55,024	68,180	(19.3)	30.6	32.9
Interest income	17,052	14,044	21.4	9.5	6.8
Other income	11,267	16,407	(31.3)	6.3	7.9

Total revenues	189,380	214,650	(11.8)	105.4	103.5

Interest expense	(9,715)	(7,318)	32.8	(5.4)	(3.5)

Net revenues	179,665	207,332	(13.3)	100.0	100.0

Non-interest expenses:
Compensation and benefits	110,383	127,690	(13.6)	61.4	61.6
Occupancy and equipment	14,419	13,683	5.4	8.0	6.6
Communications	10,299	10,712	(3.9)	5.7	5.2
Floor brokerage and clearance	4,732	4,559	3.8	2.6	2.2
Marketing and business development	10,014	11,131	(10.0)	5.6	5.4
Outside services	12,374	9,951	24.3	6.9	4.8
Cash award program	1,061	1,269	(16.4)	0.6	0.6
Restructuring-related expense	8,595	—	N/M	4.8	—
Other operating expenses	6,196	7,647	(19.0)	3.5	3.6

Total non-interest expenses	178,073	186,642	(4.6)	99.1	90.0

Income before taxes	1,592	20,690	(92.3)	0.9	10.0

Income tax expense	355	7,710	(95.4)	0.2	3.7

Net income	$1,237	$12,980	(90.5)%	0.7%	6.3%

N/M — Not Meaningful
     Net income decreased to $1.2 million for the three months ended June 30, 2005, down from $13.0 million for the three months ended June 30, 2004. Net revenues decreased to $179.7 million for the three months ended June 30, 2005, down 13.3 percent over the same period last year. The largest component of our revenue stream was commissions and fees, which increased 3.2 percent over the corresponding period in the prior year. Principal transactions revenue decreased 24.1 percent from the year-ago period, due to declines in institutional sales and trading revenues in Capital Markets as well as private client principal transaction activity. In the second quarter of 2005, our Capital Markets sales and trading business experienced reduced trading margins compared to the year-ago period due largely to structural changes in the industry, and we expect this pressure to continue for the foreseeable future. Investment banking revenues decreased to $55.0 million, down 19.3 percent compared with the three months ended June 30, 2004. The decrease in investment banking revenues was driven by a decline in mergers and acquisitions revenue and equity underwriting activity, offset partially by an increase in municipal fixed income underwriting revenue. Net interest income for the three months ended June 30, 2005, increased to $7.3 million, up 9.1 percent compared to the three months ended June 30, 2004. This increase is due to an increase in interest income related to customer margin balances, which are subject to a variable interest rate, offset in part by increased interest expense associated with financing our business with variable-rate debt. Other income revenues for the three months ended June 30, 2005, decreased by 31.3 percent to $11.3 million, compared with $16.4 million for the corresponding period in the prior year. This decrease was largely due to gains recorded in the second quarter of 2004 on private equity investments. Additionally, the second quarter of 2004 included revenues associated with our venture capital business, the management of which was transitioned to an independent company effective December 31, 2004. Non-interest expenses decreased 4.6 percent to $178.1 million for the three months ended June 30, 2005, from $186.6 million for the three months ended June 30, 2004. This decrease was primarily attributable to a reduction in compensation and benefits due to lower revenues and profitability. Partially offsetting the decline in non-interest expenses was a one-time $8.6 million restructuring charge taken in the second quarter of 2005.
CONSOLIDATED NON-INTEREST EXPENSES
Compensation and Benefits
     A substantial portion of compensation expense is comprised of variable incentive arrangements and commissions, the amounts of which fluctuate in proportion to the level of business activity, decreasing with lower revenues and operating profits. Other compensation costs, primarily base salaries and benefits, are more fixed in nature. Compensation and benefits expenses decreased 13.6 percent to $110.4 million for the three months ended June 30, 2005, from $127.7 million for the corresponding period in the prior year, due to a decline in revenues and lower profitability. Compensation and benefits expenses as a percentage of net revenues decreased slightly to 61.4 percent for the three months ended June 30, 2005, versus 61.6 percent for the three months ended June 30, 2004.
Occupancy and Equipment
     Occupancy and equipment expenses increased 5.4 percent to $14.4 million for the three months ended June 30, 2005, compared with $13.7 million in the corresponding period in the prior year. This increase is primarily attributable to the additional office space and software expenses associated with our APT business that we acquired in the fourth quarter of 2004.
Communications
     Communication expenses include costs for telecommunication and data communication, primarily consisting of expense for obtaining third-party market data information. Communication expenses were $10.3 million for the three months ended June 30, 2005, down 3.9 percent from $10.7 million for the three months ended June 30, 2004. The decrease is primarily due to lower market data service expenses as a result of reduced business activity.
Floor Brokerage and Clearance
     Floor brokerage and clearance expenses were $4.7 million for the three months ended June 30, 2005, increasing from $4.6 million for the three months ended June 30, 2004. This slight increase primarily reflects increased costs associated with the addition of our APT capabilities. We expect these expenses to continue to increase with the growth of our APT business.
Marketing and Business Development
     Marketing and business development expenses include travel and entertainment, postage, supplies and promotional and advertising costs. Marketing and business development expenses decreased 10.0 percent to $10.0 million for the three months ended June 30, 2005, compared with the corresponding period in the prior year. This decrease was largely driven by the impact of cost savings initiatives and reduced business activity.
Outside Services
     Outside services expenses include securities processing expenses, outsourced technology and operations functions, outside legal fees and other professional fees. Outside services expenses increased to $12.4 million for the three months ended June 30, 2005, compared with $10.0 million for the corresponding period in the prior year. This increase primarily reflects costs for outsourcing additional technology and operations functions, which were previously performed in-house with the associated expense principally reflected in compensation and benefits. In addition, during the quarter we incurred higher legal expense related to our Capital Markets investment banking activity.

Cash Award Program
     In connection with our spin-off from U.S. Bancorp, we established a cash award program pursuant to which we granted cash awards to a broad-based group of our employees. The award program was designed to aid in retention of employees and to compensate for the value of U.S. Bancorp stock options and restricted stock lost by our employees as a result of the spin-off. The cash awards are being expensed over a four-year period ending December 31, 2007, and will result in charges of approximately $4.2 million, $4.2 million and $4.0 million in 2005, 2006 and 2007, respectively. For the three months ended June 30, 2005, we recorded expense of $1.1 million related to the cash awards, which is a decline from the $1.3 million in expense recorded in the corresponding period in the prior year. This decline is due to the attrition of employees who forfeited the cash awards upon leaving the Company.
Restructuring-Related Expense
     In the second quarter of 2005, we implemented certain expense reduction measures as a means to better align our cost infrastructure with our revenues. This resulted in a restructuring charge of $8.6 million, consisting of $4.9 million in severance benefits and $3.7 million related to the reduction of leased office space.
Other Operating Expenses
     Other operating expenses include insurance costs, license and registration fees, financial advisor loan loss contingencies, expenses related to our charitable giving program, amortization on intangible assets and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory settlements, awards or judgments, and fines. Other operating expenses decreased 19.0 percent to $6.2 million for the three months ended June 30, 2005, compared with $7.6 million for the three months ended June 30, 2004. This decrease is a result of lower expenses related to corporate insurance premiums, decreased charitable giving and lower minority interest expense than was recorded in the second quarter of 2004 related to our private equity investments. These reduced costs were offset in part by increased litigation-related expenses and intangible asset amortization expense that we began to record in late 2004 in conjunction with our acquisition of the APT business. Additionally, in the second quarter of 2004 we reduced our forgivable loan reserve by $1.7 million as we determined that the attrition of financial advisors related to the implementation of a new compensation plan in 2003 was largely complete.
Income Taxes
     Our provision for income taxes for the three months ended June 30, 2005 was $0.4 million, an effective tax rate of 22.3 percent, compared with $7.7 million, an effective tax rate of 37.3 percent, for the three months ended June 30, 2004. The unusually low 22.3 percent effective tax rate for the second quarter of 2005 was a result of an increase in the expected ratio of municipal interest income, which is non-taxable, to taxable income and the sharp decline in pre-tax income. This tax rate is not representative of our annual effective tax rate, which is 34.4 percent for the six months ended June 30, 2005.
SEGMENT PERFORMANCE
     We measure financial performance by business segment. Our three segments are Capital Markets, Private Client Services, and Corporate Support and Other. We determined these segments based on factors such as the type of customers served, the nature of products and services provided and the distribution channels used to provide those products and services. Segment pre-tax operating income or loss and segment operating margin are used to evaluate and measure segment performance by our management team in deciding how to allocate resources and in assessing performance in relation to our competitors. Segment pre-tax operating income or loss is derived from our business unit profitability reporting systems by specifically attributing customer relationships and their related revenues and expenses to the business unit that maintains the relationship and generates the revenues. Expenses directly managed by the business unit are accounted for within each segment’s pre-tax operating income or loss. In addition, operations, technology and other business activities managed on a corporate basis are allocated to the segments based on each segment’s use of these functions to support its business. Expenses related to being a public company and long-term financing are included within Corporate Support and Other. To enhance the comparability of business segment results over time, the cash awards granted to employees in connection with our separation from U.S. Bancorp and restructuring charges are not included in segment pre-tax operating income or loss. The presentation reflects our current management structure.
     In the first quarter of 2005, we began to more fully allocate corporate expenses previously included in Corporate Support and Other to Capital Markets and Private Client Services. Early in 2005, we concluded an extensive study of costs included in Corporate Support and Other to determine how these costs related to and were driven by business activities conducted in Capital Markets and Private Client Services. As a result of this study, certain expenses such as finance, human resources and other corporate administration costs were reclassified and included in the results of the revenue-producing segments beginning in the first quarter of 2005. Internally, we are managing and allocating resources to our business segments based on these reclassified results. This restatement did not affect our aggregate financial results. All periods presented have been restated and are presented on a comparable basis.

     Our primary revenue-producing segments, Capital Markets and Private Client Services, have different compensation plans and non-compensation cost structures that impact the operating margins of the two segments differently during periods of increasing or decreasing business activity and revenues. Compensation expense for Capital Markets is driven primarily by pre-tax operating income of the segment, whereas compensation expense for Private Client Services is driven primarily by net revenues. In addition, Private Client Services has a higher proportion of fixed non-compensation expenses than Capital Markets.
     The following table provides our segment performance for the periods presented:

	For the Three Months Ended June 30,
			2005
	2005	2004	v2004
(Dollars in thousands)
Net revenues
Capital Markets	$97,598	$113,645	(14.1)%
Private Client Services	84,081	89,506	(6.1)
Corporate Support and Other	(2,014)	4,181	N/M

Total	$179,665	$207,332	(13.3)%

Pre-tax operating income (loss) before unallocated charges (a)
Capital Markets	$12,872	$17,240	(25.3)%
Private Client Services	2,098	7,041	(70.2)
Corporate Support and Other	(3,722)	(2,322)	60.3

Total	$11,248	$21,959	(48.8)%

Pre-tax operating margin before unallocated charges
Capital Markets	13.2%	15.2%
Private Client Services	2.5%	7.9%
Total	6.3%	10.6%

(a)	See Reconciliation to pre-tax operating income including unallocated charges for detail on expenses excluded from segment performance.

Reconciliation to pre-tax operating income including unallocated charges:
Pre-tax operating income before unallocated charges	$11,248	$21,959
Cash award program	1,061	1,269
Restructuring-related expense	8,595	—

Consolidated income before income tax expense	$1,592	$20,690

N/M — Not Meaningful

CAPITAL MARKETS

	For the Three Months Ended June 30,
			2005
	2005	2004	v2004
(Dollars in thousands)
Net revenues:
Institutional sales and trading
Fixed income	$19,354	$22,080	(12.3)%
Equities	29,418	30,241	(2.7)

Total institutional sales and trading	48,772	52,321	(6.8)

Investment banking
Underwriting
Fixed income	19,758	14,540	35.9
Equities	16,960	20,888	(18.8)
Mergers and acquisitions	11,240	26,399	(57.4)

Total investment banking	47,958	61,827	(22.4)

Other income	868	(503)	N/M

Total net revenues	$97,598	$113,645	(14.1)%

Pre-tax operating income before unallocated charges	$12,872	$17,240	(25.3)%

Pre-tax operating margin	13.2%	15.2%

N/M — Not Meaningful
     Capital Markets financial performance in the second quarter of 2005 reflects the cyclicality of the market, as a less active equity market led to a decline in equity and convertible underwriting. In contrast, public finance underwriting was very active and recorded strong performance. While the demand for mergers and acquisitions services declined somewhat, our mergers and acquisitions revenue declined more steeply due to the timing of deal closings. Capital Markets results continue to be affected by structural changes in the sales and trading markets, including increased price transparency in the corporate bond markets and increased use of electronic and direct market access trading, which have increased the downward pressure on trading margins. We believe this pressure will continue for the foreseeable future and that the traditional model for institutional sales and trading will remain challenged.
     Institutional sales and trading revenues are comprised of all the revenues generated through trading activities. Our core revenues in this business are derived from offering clients a traditional set of products, such as cash equities, corporate bonds, municipal bonds and interest rate products. These revenues, which are generated primarily through the facilitation of customer trades, include principal transaction revenues, commissions and the interest income or expense associated with financing or hedging our inventory positions. To assess the profitability of institutional sales and trading activities, we aggregate principal transactions, commissions and net interest revenues. Institutional sales and trading revenues decreased 6.8 percent for the three months ended June 30, 2005 compared to the year-ago period, to $48.8 million.
     Fixed income institutional sales and trading revenues declined 12.3 percent to $19.4 million for the quarter ended June 30, 2005, compared with $22.1 million for the three months ended June 30, 2004. Rising interest rates resulted in reduced volumes in certain fixed income products, particularly agency bonds, and reduced net interest revenues on inventories. Also, trading margins declined in the three months ended June 30, 2005, compared to the year-ago period, due largely to increased price transparency in the corporate bond markets and electronic trading. In February 2005, certain high-yield bonds in which we have proprietary research became subject to the NASD’s TRACE requirement. These high-yield bonds represent a substantial portion of our overall corporate bond sales and trading revenue.
     Equity institutional sales and trading declined 2.7 percent to $29.4 million for the three months ended June 30, 2005, compared to $30.2 million for the corresponding period in the prior year. This decline was a result of a reduction in net commissions due to increased pressure from institutional clients to reduce transaction costs and due to reduced activity in our London office. The decline in net commissions in our cash equities business was largely offset by increased electronic trading revenue from our APT business acquired in the fourth quarter of 2004, and an increase in our convertible trading revenue, which was due to lower trading losses as a result of reducing our capital at risk.

     In the second quarter of 2005, investment banking revenue decreased to $48.0 million for the three months ended June 30, 2005, compared with $61.8 million for the three months ended June 30, 2004, down 22.4 percent. This decrease was largely attributable to a decline in mergers and acquisitions revenues, which decreased 57.4 percent to $11.2 million for the three months ended June 30, 2005. We completed six deals valued at $616.0 million in the second quarter of 2005, compared to 12 deals valued at $2.6 billion for the same period in 2004. We do not believe the second quarter of 2005 was indicative of performance for the remainder of 2005 as the mergers and acquisitions pipeline currently is very strong; however, there can be no assurance that this pipeline will result in increased firm revenues given the inherent uncertainty of transactional business. Equity underwriting activity decreased 18.8 percent to $17.0 million for the three months ended June 30, 2005, due largely to a decline in convertible underwriting revenues. During the second quarter of 2005, we completed 14 equity offerings, raising $2.5 billion in capital for our clients, compared to 26 equity offerings, raising $3.2 billion in capital, during the second quarter of 2004. Partially offsetting these decreases were increased fixed income underwriting revenues, which increased 35.9 percent to $19.8 million in the three months ended June 30, 2005, due to an increased number of public finance transactions. We completed 126 issues with a par amount of $1.5 billion during the second quarter of 2005, compared with 111 issues with a par value of $1.2 billion during the second quarter of 2004.
     Segment pre-tax operating margin for the second quarter of 2005 decreased to 13.2 percent from 15.2 percent for the corresponding period in the prior year as a result of the decline in net revenues.
PRIVATE CLIENT SERVICES

	For the Three Months Ended June 30,
			2005
(Dollars in thousands)	2005	2004	v2004
Net revenues	$84,081	$89,506	(6.1)%

Pre-tax operating income before unallocated charges	$2,098	$7,041	(70.2)%

Pre-tax operating margin	2.5%	7.9%

Number of financial advisors	863	850	1.5%
(period end)
     Private Client Services financial performance in the second quarter of 2005 reflected decreased transaction revenues driven by lower private client transaction volume compared to the second quarter of 2004. Notwithstanding this decline, we believe we have stabilized our private client business and are working to return it to competitive performance by transitioning to an advisory, rather than a transactional, model, working to increase financial advisor productivity, increasing the number of financial advisors by selectively recruiting experienced financial advisors and training successful developing financial advisors, and by diligently managing costs. We currently anticipate that returning this business to competitive performance will be a multi-year process.
     Private Client Services net revenues decreased 6.1 percent to $84.1 million for the three months ended June 30, 2005, compared with net revenues of $89.5 million for the corresponding period in the prior year. This decrease is largely a result of lower private client transactional volume offset, in part, by increased fee-based revenues, which are charged as a percentage of an account’s asset balance rather than on a transaction basis. Total client assets under management increased approximately 4.0 percent from $49 billion at June 30, 2004 to $51 billion at June 30, 2005, largely due to stronger financial markets, while client assets in fee-based accounts increased 11.0 percent. As of June 30, 2005, 16.0 percent of client assets were in fee-based accounts.
     Segment pre-tax operating margin for Private Client Services decreased to 2.5 percent for the second quarter of 2005 compared to 7.9 percent in the corresponding period of 2004. The decline in pre-tax operating margin was due to lower net revenues, higher litigation-related expenses and the relatively fixed nature of non-compensation expenses. Additionally, in the second quarter of 2004 we reduced our forgivable loan reserve by $1.7 million as we determined that the attrition of financial advisors related to the implementation of a new compensation plan in 2003 was largely complete.
     The number of financial advisors includes both developing and experienced financial advisors. We continue to work to grow our financial advisor ranks, which we expect to accomplish over the long term primarily by training professionals to become financial advisors and by selectively recruiting experienced financial advisors. The total number of financial advisors at June 30, 2005 increased 1.5 percent compared to the corresponding prior-year period and remained flat compared to the first quarter of 2005.

CORPORATE SUPPORT AND OTHER
     Corporate Support and Other includes revenues primarily attributable to our private equity business and our investments in private equity funds. The Corporate Support and Other segment also includes interest expense on our subordinated debt, which is recorded as a reduction of net revenues. Prior to January 1, 2005, Corporate Support and Other also included revenues associated with our venture capital business. Effective December 31, 2004, the management of our venture capital funds was transitioned to an independent company. For the three months ended June 30, 2005, Corporate Support and Other recorded negative net revenues of $2.0 million, compared with net revenues of $4.2 million for the corresponding period in the prior year. This change was due primarily to gains recorded in the second quarter of 2004 pertaining to our private equity investments. These private equity investments included an investment in a company that completed its initial public offering during the second quarter of 2004. As a result, we recognized approximately $3.8 million in net revenues on this investment in the second quarter of 2004 and approximately $2.8 million in minority interest expense. Also contributing to decreased net revenues in the second quarter of 2005 was an increase in long-term financing costs. Our subordinated debt is variable-rate debt based on the London Interbank Offered Rate, which has increased by approximately 190 basis points from the second quarter of 2004 to the second quarter of 2005.
FINANCIAL SUMMARY FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
     The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				Results of Operations
				as a Percentage of Net
	Results of Operations			Revenues
	For the Six Months Ended			For the Six Months Ended
	June 30,			June 30,
			2005
	2005	2004	v2004	2005	2004
(Amounts in thousands)
Revenues:
Commissions and fees	$138,039	$135,288	2.0%	38.5%	32.4%
Principal transactions	73,022	102,319	(28.6)	20.4	24.6
Investment banking	111,346	133,042	(16.3)	31.0	31.9
Interest income	32,654	27,371	19.3	9.1	6.6
Other income	21,994	30,807	(28.6)	6.1	7.4

Total revenues	377,055	428,827	(12.1)	105.1	102.9

Interest expense	(18,322)	(12,095)	51.5	(5.1)	(2.9)

Net revenues	358,733	416,732	(13.9)	100.0	100.0

Non-interest expenses:
Compensation and benefits	219,785	257,397	(14.6)	61.3	61.8
Occupancy and equipment	28,446	27,415	3.8	7.9	6.6
Communications	20,704	21,170	(2.2)	5.8	5.1
Floor brokerage and clearance	8,935	9,359	(4.5)	2.5	2.2
Marketing and business development	20,664	21,793	(5.2)	5.8	5.2
Outside services	23,013	19,109	20.4	6.4	4.6
Cash award program	2,197	2,340	(6.1)	0.6	0.6
Restructuring-related expense	8,595	—	N/M	2.4	—
Other operating expenses	13,323	15,287	(12.8)	3.7	3.6

Total non-interest expenses	345,662	373,870	(7.5)	96.4	89.7

Income before taxes	13,071	42,862	(69.5)	3.6	10.3

Income tax expense	4,499	16,092	(72.0)	1.2	3.9

Net income	$8,572	$26,770	(68.0)%	2.4%	6.4%

N/M — Not Meaningful

     Except as discussed below, the underlying reasons for variances to the prior year are substantially the same as the comparative quarterly discussion, and the statements contained in the foregoing discussion also apply for the six-month comparison.
     Net income decreased to $8.6 million for the six months ended June 30, 2005, down from $26.8 million for the six months ended June 30, 2004. Net revenues decreased to $358.7 million for the six months ended June 30, 2005, down 13.9 percent over the same period last year. The largest component of our revenue stream was commissions and fees, which increased 2.0 percent over the corresponding period in the prior year to $138.0 million for the six months ended June 30, 2005. Principal transactions revenue decreased 28.6 percent from the year-ago period, due to significant declines in both fixed income and equity institutional sales and trading revenues. Our Capital Markets sales and trading business experienced downward pressure on trading margins compared to the year-ago period, and we expect this pressure to continue for the foreseeable future. Investment banking revenues decreased to $111.3 million, down 16.3 percent compared with the six months ended June 30, 2004. The decrease in investment banking revenue was driven by a decline in mergers and acquisitions revenue and equity underwriting activity, offset partially by an increase in fixed income underwriting revenue. Net interest income for the six months ended June 30, 2005, decreased to $14.3 million, down 6.2 percent compared to the six months ended June 30, 2004. This decrease is due to a decline in interest income related to reduced fixed income inventories and the flattening yield curve. In addition, we incurred increased interest expense associated with financing our business with variable-rate debt. The decrease in net interest income was offset in part by our increased interest income related to customer margin balances, which are subject to a variable interest rate. Other income revenue for the six months ended June 30, 2005, decreased by 28.6 percent to $22.0 million, compared with $30.8 million for the corresponding period in the prior year. This decrease was largely due to gains recorded in the first half of 2004 on private equity investments. Additionally, the first half of 2004 included revenues associated with our venture capital business, the management of which was transitioned to an independent company effective December 31, 2004. Non-interest expenses decreased 7.5 percent to $345.7 million for the six months ended June 30, 2005, from $373.9 million for the six months ended June 30, 2004. This decrease was primarily attributable to a reduction in compensation and benefits due to lower revenues and profitability. Partially offsetting the decline in non-interest expenses was a one-time $8.6 million restructuring charge taken in the second quarter of 2005.
CONSOLIDATED NON-INTEREST EXPENSES
Floor Brokerage and Clearance
     Floor brokerage and clearance expenses were $8.9 million for the six months ended June 30, 2005, decreasing from $9.4 million for the six months ended June 30, 2004. This reduction reflects our continued efforts to reduce expenses associated with accessing electronic communication networks, offset in part by increased costs associated with our new APT capabilities. We expect these expenses to increase as the APT business grows.
Income Taxes
     Our provision for income taxes for the six months ended June 30, 2005, was $4.5 million, an effective tax rate of 34.4 percent, compared with $16.1 million, an effective tax rate of 37.5 percent, for the six months ended June 30, 2004. The decreased effective tax rate is attributable to an increase in the expected ratio of municipal interest income, which is non-taxable, to taxable income and the tax effect of contributing appreciated securities to the Piper Jaffray Foundation, through which we make some of our charitable contributions.

SEGMENT PERFORMANCE
     This following table provides our segment performance for the periods presented:

	For the Six Months Ended June 30,
			2005
	2005	2004	v2004
(Dollars in thousands)
Net revenues
Capital Markets	$189,543	$225,689	(16.0)%
Private Client Services	173,280	185,901	(6.8)
Corporate Support and Other	(4,090)	5,142	N/M

Total	$358,733	$416,732	(13.9)%

Pre-tax operating income (loss) before unallocated charges (a)
Capital Markets	$24,399	$36,142	(32.5)%
Private Client Services	6,909	14,061	(50.9)
Corporate Support and Other	(7,445)	(5,001)	48.9

Total	$23,863	$45,202	(47.2)%

Pre-tax operating margin before unallocated charges
Capital Markets	12.9%	16.0%
Private Client Services	4.0%	7.6%
Total	6.7%	10.8%

(a)	See Reconciliation to pre-tax operating income including unallocated charges for detail on expenses excluded from segment performance.

Reconciliation to pre-tax operating income including unallocated charges:
Pre-tax operating income before unallocated charges	$23,863	$45,202
Cash award program	2,197	2,340
Restructuring-related expense	8,595	—

Consolidated income before income tax expense	$13,071	$42,862

N/M — Not Meaningful

CAPITAL MARKETS

	For the Six Months Ended June 30,
			2005
	2005	2004	v2004
(Dollars in thousands)
Net revenues:
Institutional sales and trading
Fixed income	$35,672	$43,683	(18.3)%
Equities	55,738	64,752	(13.9)

Total institutional sales and trading	91,410	108,435	(15.7)

Investment banking
Underwriting
Fixed income	31,390	29,260	7.3
Equities	37,298	47,806	(22.0)
Mergers and acquisitions	27,814	39,551	(29.7)

Total investment banking	96,502	116,617	(17.2)

Other income	1,631	637	156.0

Total net revenues	$189,543	$225,689	(16.0)%

Pre-tax operating income before unallocated charges	$24,399	$36,142	(32.5)%

Pre-tax operating margin	12.9%	16.0%
     Institutional sales and trading revenues are comprised of all the revenues generated through trading activities. Our core revenues in this business are derived from offering clients a traditional set of products, such as cash equities, corporate bonds and interest rate products. These revenues, which are generated primarily through the facilitation of customer trades, include principal transaction revenues, commissions and the interest income or expense associated with financing or hedging our inventory positions. To assess the profitability of institutional sales and trading activities, we aggregate principal transactions, commissions and net interest revenues. Institutional sales and trading revenues decreased 15.7 percent for the six months ended June 30, 2005, to $91.4 million.
     Fixed income institutional sales and trading revenues declined 18.3 percent to $35.7 million for the six months ended June 30, 2005, compared with $43.7 million for the six months ended June 30, 2004. Rising interest rates resulted in reduced volumes in certain fixed income products, particularly agency bonds, and reduced net inventories and a flattening yield curve reduced our net interest revenues on inventories. Additionally, trading margins declined in the first six months of 2005, due largely to increased price transparency in the corporate bond markets and electronic trading. In February 2005, certain high-yield bonds in which we have proprietary research became subject to the NASD’s TRACE requirement. These high-yield bonds represent a substantial portion of our overall corporate bond sales and trading.
     We also experienced downward pressure in the first six months of 2005 on net commissions in the cash equities business. Equity institutional sales and trading revenue decreased 13.9 percent for the six months ended June 30, 2005, to $55.7 million, compared to $64.8 million in the corresponding period in 2004, primarily driven by a reduction in net commissions as a result of increased pressure from institutional clients to reduce transaction costs, our increased use of capital to secure customer order flow and reduced activity in our London office. The decline in the net commissions in our cash equities business was offset in part by increased electronic trading revenue from our APT business acquired in the fourth quarter of 2004 and improved convertible sales and trading results.
     Investment banking revenue decreased to $96.5 million for the six months ended June 30, 2005, compared with $116.6 million for the six months ended June 30, 2004, down 17.2 percent. This decrease was attributed to a decline in equity underwriting activity and mergers and acquisitions revenues. Equity underwriting revenues decreased 22.0 percent to $37.3 million for the six months ended June 20, 2005. Equity underwriting revenues during the first six months of 2005 did not match the revenues of the corresponding period of 2004 as less favorable capital market conditions led to a decline in offering activity. During the first six months of 2005, we completed 33 equity offerings, raising $4.7 billion in capital for our clients, compared to 53 equity offerings, raising $7.2 billion in capital, during the corresponding period of 2004. Additionally, mergers and acquisitions revenue decreased 29.7 percent to $27.8 million for the six months ended June 30, 2005, due to the timing of deal closings. We completed 15 deals valued at $2.0 billion in the first half of 2005, compared to 22 deals valued at $3.4 billion for the same period in 2004. Partially offsetting these decreases were increased fixed income underwriting revenues, which increased 7.3 percent to $31.4 million for the six months ended June 30, 2005, due to the increased par value of public finance transactions. We completed 237 issues with a par amount of $2.9 billion, during the first six months of 2005, compared with 237 issues with a par value of $2.6 billion during the corresponding period of 2004.

     Segment pre-tax operating margin for the first six months of 2005 decreased to 12.9 percent from 16.0 percent for the corresponding period in the prior year as a result of the decline in net revenues.
PRIVATE CLIENT SERVICES

	For the Six Months Ended June 30,
			2005
(Dollars in thousands)	2005	2004	v2004
Net revenues	$173,280	$185,901	(6.8)%

Pre-tax operating income before unallocated charges	$6,909	$14,061	(50.9)%

Pre-tax operating margin	4.0%	7.6%
     Private Client Services net revenues decreased 6.8 percent to $173.3 million for the six months ended June 30, 2005, compared with net revenues of $185.9 million for the corresponding period in the prior year. The decline in net revenues was largely attributable to lower private client activity in the first six months of 2005 as stronger investor sentiment in the corresponding period in 2004 drove higher revenues. Offsetting these declines in part were increased fee-based revenues, which are charged as a percentage of an account’s asset balance rather than on a transaction basis. Total client assets under management increased approximately 4.0 percent from $49 billion at June 30, 2004 to $51 billion at June 30, 2005, largely due to stronger financial markets, while client assets in fee-based accounts increased 11.0 percent. As of June 30, 2005, 16.0 percent of client assets were in fee-based accounts.
     Segment pre-tax operating margin for Private Client Services decreased to 4.0 percent for the six months ended June 30, 2005 compared to 7.6 percent in the corresponding period of 2004. The decline in pre-tax operating margin was due to lower net revenues, higher litigation-related expenses and the relatively fixed nature of non-compensation expenses. Additionally, in the second quarter of 2004 we reduced our forgivable loan reserve by $1.7 million as we determined that the attrition of financial advisors related to the implementation of a new compensation plan in 2003 was largely complete.
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

     For investments in illiquid or privately held securities that do not have readily determinable fair values, the determination of fair value requires us to estimate the value of the securities using the best information available. Among the factors considered by us in determining the fair value of financial instruments are the cost, terms and liquidity of the investment, the financial condition and operating results of the issuer, the quoted market price of publicly traded securities with similar quality and yield, and other factors generally pertinent to the valuation of investments. In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of a similar security without restriction but may be reduced by an amount estimated to reflect such restrictions. In addition, even where the value of a security is derived from an independent source, certain assumptions may be required to determine the security’s fair value. For instance, we assume that the size of positions in securities that we hold would not be large enough to affect the quoted price of the securities if we sell them, and that any such sale would happen in an orderly manner. The actual value realized upon disposition could be different from the currently estimated fair value.
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
Goodwill and Intangible Assets
     We record all assets and liabilities acquired in purchase acquisitions, including goodwill, at fair value as required by Statement of Financial Accounting Standards No. 141, “Business Combinations.” At June 30, 2005, we had goodwill of $317.2 million, principally as a result of the 1998 acquisition of our predecessor, Piper Jaffray Companies Inc., and its subsidiaries by U.S. Bancorp.
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
Stock-Based Compensation
     As part of our compensation to employees and directors, we use stock-based compensation, including stock options and restricted stock. Effective January 1, 2004, we elected to account for stock-based employee compensation on a prospective basis under the fair value method, as prescribed by Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation,” and as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The fair value method requires an estimate of the value of stock options to be recognized as compensation over the vesting period of the awards. The amended standard provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, we are required to present prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation utilized and its effect on the reported results.
     Compensation paid to employees in the form of stock options or restricted stock is amortized on a straight-line basis over the requisite service period of the award, which is generally three years, and is included in our results of operations as compensation, net of estimated forfeitures. Stock-based compensation granted to our non-employee directors is in the form of stock options. Stock-based compensation paid to directors is immediately vested and is included in our results of operations as outside services expense. For a more detailed description of our stock incentive program, see Note 11 of our unaudited consolidated financial statements.

     In determining the estimated fair value of stock options, we use the Black-Scholes option-pricing model, which requires judgment regarding certain assumptions, including the expected life of the options granted, dividend yields and stock volatility. Certain assumptions are estimated using industry comparisons due to a lack of historical data. For instance, the volatility of the stock is not known for a period greater than eighteen months, therefore, to develop a reasonable estimate, we used industry comparisons to determine an appropriate volatility. Also, we do not have historical data regarding employee exercising or post-termination behaviors, therefore, industry comparisons were also used to estimate the expected life of the options. Additional information regarding assumptions used in the Black-Scholes pricing model can be found in Note 11 of our unaudited consolidated financial statements.
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
     Under the terms of our separation and distribution agreement with U.S. Bancorp and ancillary agreements entered into in connection with the spin-off, we generally are responsible for all liabilities relating to our business, including those liabilities relating to our business while it was operated as a segment of U.S. Bancorp under the supervision of its management and board of directors and while our employees were employees of U.S. Bancorp servicing our business. Similarly, U.S. Bancorp generally is responsible for all liabilities relating to the businesses U.S. Bancorp retained. However, in addition to our established reserves, U.S. Bancorp has agreed to indemnify us in an amount up to $17.5 million for losses that result from third-party claims relating to research analyst independence, regulatory investigations regarding the allocation of initial public offering shares to directors and officers of public companies, and regulatory investigations of mutual fund practices. U.S. Bancorp has the right to terminate this indemnification obligation in the event of a change in control of our company. As of June 30, 2005, $13.5 million of the indemnification remained.
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
     To optimize our use of capital, our board of directors authorized the repurchase of up to 1.3 million shares of our common stock for a maximum aggregate purchase price of $65 million. The program commenced in the first quarter of 2005 and is authorized through December 31, 2005. During the first six months of 2005, we repurchased a total of 948,750 shares of common stock at an average price of $33.09 per share.

Funding Sources
     We have available discretionary short-term financing on both a secured and unsecured basis. Secured financing is obtained through the use of securities lending agreements, repurchase agreements and secured bank loans. Securities lending agreements are secured by client collateral pledged for margin loans and securities held in firm inventory while bank loans and repurchase agreements are typically collateralized by the firm’s securities inventory. Short-term funding is generally obtained at rates based upon the federal funds rate.
     Average short-term bank loans of $59 million and $53 million in the second quarter of 2005 and second quarter of 2004, respectively, and average securities lending arrangements of $258 million and $213 million in the second quarter of 2005 and second quarter of 2004, respectively, were primarily used to finance customer receivables. Average repurchase agreements of $165 million and $277 million in the second quarter of 2005 and second quarter of 2004, respectively, were primarily used to finance inventory. Growth in margin loans to customers is generally financed through increases in securities lending to third parties while growth in our securities inventory is generally financed through repurchase agreements or securities lending. Bank financing supplements these sources as necessary.
     As of June 30, 2005, we had uncommitted credit agreements with banks totaling $675 million, comprising $555 million in discretionary secured lines and $120 million in discretionary unsecured lines. We have been able to obtain necessary short-term borrowings in the past and believe that we will continue to be able to do so in the future. We have also established arrangements to obtain financing using as collateral our securities held by our clearing bank or by another broker dealer at the end of each business day.
     In addition to the $675 million of credit agreements described above, our broker dealer subsidiary is party to a $180 million subordinated debt facility with an affiliate of U.S. Bancorp, which has been approved by the New York Stock Exchange, Inc. (“NYSE”) for regulatory net capital purposes as allowable in our broker dealer subsidiary’s net capital computation. The interest on the $180 million subordinated debt facility is variable based on the three-month London Interbank Offer Rate. The entire amount outstanding matures in 2008. We have an additional committed, but undrawn, temporary subordinated debt facility of $40 million. The interest on the $40 million subordinated debt facility is based on the prime rate, and the facility expires in December 2005.
Contractual Obligations
     Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K for the year-ended December 31, 2004.
Capital Requirements
     As a registered broker dealer and member firm of the NYSE, our broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of the NYSE. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2.0 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. The NYSE may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5.0 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rule and the net capital rule of the NYSE. We expect these provisions will not impact our ability to meet current and future obligations. We also are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. In addition, our broker dealer subsidiary is registered with the Commodity Futures Trading Commission (“CFTC”) and therefore is subject to CFTC regulations. Piper Jaffray Ltd., our registered United Kingdom broker dealer subsidiary, is subject to the capital requirements of the U.K. Financial Services Authority.
     At June 30, 2005, net capital under the SEC’s uniform net capital rule was $244.4 million, or 40.8 percent, of aggregate debit balances, and $232.4 million in excess of the minimum required net capital.
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
     Consistent with industry practice, when calculating VaR we use a 95 percent confidence level and a one-day time horizon for calculating the VaR numbers reported below. This means there is a 1 in 20 chance that daily trading net revenues will fall below the expected daily trading net revenues by an amount at least as large as the reported VaR. As a result, shortfalls from expected trading net revenues on a single trading day that are greater than the reported VaR would be anticipated to occur, on average, about once a month.
     VaR has inherent limitations, including reliance on historical data to predict future market risk and the parameters established in creating the models that limit quantitative risk information outputs. There can be no assurance that actual losses occurring on any given day arising from changes in market conditions will not exceed the VaR amounts shown below or that such losses will not occur more than once in a 20-day trading period. In addition, different VaR methodologies and distribution assumptions could produce materially different VaR numbers. Changes in VaR between reporting periods are generally due to changes in levels of risk exposure, volatilities and/or correlations among asset classes.
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

     The following table quantifies the estimated VaR for each component of market risk for the periods presented:

	June 30,	December 31,
(Dollars in thousands)	2005	2004
Interest Rate Risk	$625	$381
Equity Price Risk	537	232

Aggregate Undiversified Risk	1,162	613
Diversification Benefit	(470)	(242)

Aggregate Diversified Value-at-Risk	$692	$371
     The table below illustrates the high, low and average value-at-risk calculated on a daily basis for each component of market risk during the six months ended June 30, 2005 and the year ended December 31, 2004.

For the Six Months Ended June 30, 2005
(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$825	$294	$502
Equity Price Risk	766	201	534
Aggregate Undiversified Risk	1,406	551	1,035
Aggregate Diversified Value-at-Risk	760	253	584

For the Year Ended December 31, 2004
(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$1,446	$238	$557
Equity Price Risk	578	209	312
Aggregate Undiversified Risk	1,695	482	869
Aggregate Diversified Value-at-Risk	945	267	421
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information under the caption “Enterprise Risk Management” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Form 10-Q is incorporated herein by reference.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Internal Control Over Financial Reporting
     During our most recently completed fiscal quarter, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Litigation Regarding Equity Research Conflicts of Interest
     Together with the other firms involved in the 2003 equity research conflicts of interest settlement, we have been named as a defendant in a pending lawsuit based, in part, on allegations regarding violations of a number of different NASD and NYSE rules and Section 17(b) of the Securities Act. This action, entitled State of West Virginia v. Bear, Stearns & Company, Inc., et al., Case No. 03-C-133M, Circuit Court of Marshall County, West Virginia, was filed on June 23, 2003, and seeks unspecified civil penalties under the West Virginia Consumer Protection Act. The defendants filed a motion to dismiss all claims. The circuit court indicated a desire to certify certain legal questions raised by the defendants’ motion for appeal to the West Virginia Supreme Court of Appeals. The circuit court entered its order denying the motions to dismiss and certifying a question of law to the Supreme Court of Appeals of West Virginia on July 23, 2004. On September 21, 2004, the defendants filed a petition in the Supreme Court of Appeals seeking certification and review of the denial of the motions to dismiss. On January 19, 2005, the Supreme Court of Appeals entered an order granting defendants’ petition, and the parties submitted briefs to the court. Oral argument on the petition was held on June 8, 2005. The Supreme Court of Appeals answered the certified question by concluding that the West Virginia attorney general does not have authority under the Consumer Credit and Protection Act to pursue the claims asserted in this action and remanded this matter to the circuit court on July 7, 2005. We did not settle any other litigation regarding equity research conflicts of interest as part of the research settlement with securities regulators.
Initial Public Offering Allocation Litigation
     We have been named, along with other leading securities firms, as a defendant in many putative class actions filed in 2001 and 2002 in the U.S. District Court for the Southern District of New York involving the allocation of securities in certain initial public offerings. The court’s order, dated August 8, 2001, transferred all related class action complaints for coordination and pretrial purposes as In re Initial Public Offering Allocation Securities Litigation, Master File No. 21 MC 92 (SAS). These complaints assert claims pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The claims are based, in part, upon allegations that between 1998 and 2000, in connection with acting as an underwriter of certain initial public offerings of technology and Internet-related companies, we obtained excessive compensation by allocating shares in these initial public offerings to preferred customers who, in return, purportedly agreed to pay additional compensation to us in the form of excess commissions that we failed to disclose. The complaints also allege that our customers who received favorable allocations of shares in initial public offerings agreed to purchase additional shares of the same issuer in the secondary market at pre-determined prices. These complaints seek unspecified damages. The defendants’ motions to dismiss the complaints were filed on July 1, 2002, and oral argument on the motions to dismiss was heard on November 14, 2002. The court entered its order largely denying the motions to dismiss on February 19, 2003. A status conference was held with the court on July 11, 2003, for purposes of establishing a case management plan setting forth discovery deadlines, selecting focus cases and briefing class certification. Seventeen focus cases were selected, including eleven cases for purposes of merits discovery and six cases for purposes of class certification. We are named defendants in two of the merits focus cases and none of the class certification focus cases. On October 13, 2004, the court issued an opinion largely granting plaintiffs’ motions for class certification in the six class certification focus cases. Defendants filed a petition seeking leave to appeal the class certification ruling on October 27, 2004. Plaintiffs filed their opposition to the petition on November 8, 2004, and defendants filed their reply in further support of the petition on November 15, 2004. The United States Court of Appeals for the Second Circuit granted the defendants’ petition on June 30, 2005. A briefing schedule has not yet been established in connection with this appeal. Discovery is proceeding with respect to the remaining eleven focus cases selected for merits discovery.
Initial Public Offering Fee Antitrust Litigation
     We have been named, along with other leading securities firms, as a defendant in several putative class actions filed in the U.S. District Court for the Southern District of New York in 1998. The court’s order, dated February 11, 1999, consolidated these purported class actions for all purposes as In re Public Offering Fee Antitrust Litigation, Case No. 98 CV 7890 (LMM). The consolidated amended complaint seeks unspecified compensatory damages, treble damages and injunctive relief. The consolidated amended complaint was filed on behalf of purchasers of shares issued in certain initial public offerings for U.S. companies and alleges that defendants conspired in offerings of an amount between $20 million and $80 million to fix the underwriters’ discount at 7.0 percent of the offering amount in violation of Section 1 of the Sherman Act. The court dismissed this consolidated action with prejudice and denied plaintiffs’ motion to amend the complaint and include an issuer plaintiff. The court stated that its decision did not affect any class actions filed on behalf of issuer plaintiffs. The Second Circuit Court of Appeals reversed the district court’s decision on December 13, 2002 and remanded the action to the district court. A motion to dismiss was filed with the district court on March 26, 2003 seeking dismissal of this action and the issuer plaintiff action described below in their entirety, based upon the argument that the determination of underwriting fees is implicitly immune from the antitrust laws because of the extensive federal regulation of the securities markets. Plaintiffs filed their opposition to the motion to dismiss on April 25, 2003. The underwriter defendants filed a motion for leave to file a supplemental memorandum of law in further support of their motion to dismiss on June 10, 2003. The court denied the motion to dismiss based upon implied immunity in its memorandum and order dated June 26, 2003. A supplemental memorandum in support of the motion to dismiss, applicable only to this action because the purported class consists of indirect purchasers, was filed on June 24, 2003 and seeks dismissal based upon the argument that the proposed class members cannot state claims upon which relief can be granted. Plaintiffs filed a supplemental memorandum in opposition to defendants’ motion to dismiss on July 9, 2003. Defendants filed a reply in further support of the motion to dismiss on July 25, 2003. The court entered its memorandum and order granting in part and denying in part the motion to dismiss on February 24, 2004. Plaintiffs’ damage claims were dismissed because they were indirect purchasers. The motion to dismiss was denied with respect to plaintiffs’ claims for injunctive relief. We filed our answer to the consolidated amended complaint on April 22, 2004. Plaintiffs filed a motion for class certification and supporting memorandum of law on September 16, 2004. Class discovery concluded on April 11, 2005. Defendants filed their brief in opposition to plaintiffs’ motion for class certification on May 25, 2005. Oral argument with respect to the class certification motion has not yet been scheduled. Discovery is proceeding at this time.
     Similar purported class actions have also been filed against us in the U.S. District Court for the Southern District of New York on behalf of issuer plaintiffs asserting substantially similar antitrust claims based upon allegations that 7.0 percent underwriters’ discounts violate the Sherman Act. These purported class actions were consolidated by the district court as In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation, Case No. 00 CV 7804 (LMM), on May 23, 2001. These complaints also seek unspecified compensatory damages, treble damages and injunctive relief. Plaintiffs filed a consolidated class action complaint on July 6, 2001. The district court denied defendants’ motion to dismiss the complaint on September 30, 2002. Defendants filed a motion to certify the order for interlocutory appeal on October 15, 2002. On March 26, 2003, the motion to dismiss based upon implied immunity was also filed in connection with this action. The court denied the motion to dismiss on June 26, 2003. Plaintiffs filed a motion for class certification and supporting memorandum of law on September 16, 2004. Class discovery concluded on April 11, 2005. Defendants filed their brief in opposition to plaintiffs’ motion for class certification on May 25, 2005. Oral argument with respect to the class certification motion has not yet been scheduled. Discovery is proceeding at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2005.
     In addition, a third-party trustee makes open-market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.

			Total Number of Shares
	Total Number		Purchased as Part of	Maximum Number of Shares
	of Shares	Average Price	Publicly Announced	that May Yet Be Purchased
Period	Purchased(1)	Paid per Share	Plans or Programs	Under the Plans or Programs
Month #1 (April 1, 2005 to April 30, 2005)	207,200	$32.10	207,200	767,800

Month #2 (May 1, 2005 to May 31, 2005)	291,150	$27.37	291,150	476,650

Month #3 (June 1, 2005 to June 30, 2005)	125,400	$29.89	125,400	351,250

Total	623,750	$29.45	623,750

(1)	On January 26, 2005, we announced that our board of directors had authorized us to repurchase up to 1.3 million shares of our outstanding common stock for a maximum aggregate purchase price of $65.0 million. The repurchase program is authorized through December 31, 2005. Purchases under the program are made in the open market pursuant to a 10b5-1 plan established with an independent agent. The 10b5-1 plan is a formula-based plan, with the formula based primarily on the trading volume of our shares in the open market. Accordingly, the timing of repurchases under the plan will accelerate or decelerate based on high or low trading volumes, respectively.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Company’s 2005 annual meeting of shareholders was held on April 27, 2005. The holders of 18,074,847 shares of common stock, 87 percent of the outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy.

(c)	At the annual meeting, Michael R. Francis and Addison L. Piper were elected as Class II directors to serve three-year terms expiring at the annual meeting of shareholders in 2008. The following table shows the vote totals for each of these individuals:

Name	Votes For	Authority Withheld
Michael R. Francis	17,143,772	931,075
Addison L. Piper	17,086,118	988,729
At the annual meeting, our shareholders also ratified the selection of Ernst & Young LLP as the Company’s independent auditor for the year ending December 31, 2005. The following table indicates the specific voting results for this item:

Proposal	Votes For	Votes Against	Abstentions	Broker Non-Votes
Ratification of Ernst & Young LLP as Independent Auditor for 2005	17,675,484	362,160	37,202	0

A third business item was submitted to the Company by a shareholder for inclusion in the proxy statement but was misdirected within the Company and inadvertently excluded from the proxy statement. The non-binding proposal recommended that our board of directors take the steps necessary to eliminate the Company’s classified board and require the annual election of all directors. Given the circumstances, the board of directors determined it would treat this proposal as if it had been approved by a majority of our shareholders and will consider over the coming months whether to propose to shareholders at our 2006 annual meeting a binding amendment to our certificate of incorporation to declassify the board.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 1, 2005.

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