Form 10-Q
period 2005-09-30
PIPER JAFFRAY COMPANIES
filed 2005-11-08
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
YES     ☑          NO     ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
YES     ☐           NO     ☑
     As of October 28, 2005, the Registrant had 19,793,080 shares of Common Stock outstanding.

Piper Jaffray Companies
Index to Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition as of September 30, 2005 and December 31, 2004

Consolidated Statements of Operations for the three months and nine months ended September 30, 2005 and September 30, 2004

Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and September 30, 2004

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

Signatures

Exhibit Index
Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Certifications Pursuant to Section 906
Risk Factors

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Piper Jaffray Companies
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2005	2004
(Amounts in thousands, except share data)	(Unaudited)
Assets

Cash and cash equivalents	$37,052	$67,387
Receivables:
Customers (net of allowance of $1,793)	489,588	433,173
Brokers, dealers and clearing organizations	342,386	536,705
Deposits with clearing organizations	69,704	70,886
Securities purchased under agreements to resell	276,600	251,923

Trading securities owned	462,668	694,222
Trading securities owned and pledged as collateral	332,831	290,499

Total trading securities owned	795,499	984,721

Fixed assets (net of accumulated depreciation and amortization of $102,062 and $110,928, respectively)	54,855	53,968
Goodwill and intangible assets (net of accumulated amortization of $53,864 and $52,664, respectively)	320,634	321,834
Other receivables	36,375	31,832
Other assets	72,917	75,828

Total assets	$2,495,610	$2,828,257

Liabilities and Shareholders’ Equity

Short-term bank financing	$170,000	$—
Payables:
Customers	209,671	189,153
Checks and drafts	41,766	63,270
Brokers, dealers and clearing organizations	305,587	287,217
Securities sold under agreements to repurchase	163,011	312,273
Trading securities sold, but not yet purchased	411,187	746,604
Accrued compensation	132,545	184,608
Other liabilities and accrued expenses	147,658	139,704

Total liabilities	1,581,425	1,922,829

Subordinated debt	180,000	180,000

Shareholders’ equity:
Common stock, $0.01 par value;
Shares authorized: 100,000,000 at September 30, 2005 and December 31, 2004;
Shares issued: 19,487,319 at September 30, 2005 and 19,333,261 at December 31, 2004;
Shares outstanding: 18,372,303 at September 30, 2005 and 19,333,261 at December 31, 2004	195	193
Additional paid-in capital	698,981	678,755
Other comprehensive loss	(3,868)	(3,868)
Retained earnings	74,068	50,348
Less common stock held in treasury, at cost: 1,115,016 shares at September 30, 2005	(35,191)	—

Total shareholders’ equity	734,185	725,428

Total liabilities and shareholders’ equity	$2,495,610	$2,828,257

See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per share data)	September 30,		September 30,
	2005	2004	2005	2004
Revenues:

Commissions and fees	$73,045	$61,187	$211,084	$196,475
Principal transactions	35,637	39,813	108,659	142,132
Investment banking	81,091	65,204	192,437	198,246
Interest income	18,231	12,962	50,885	40,157
Other income	11,336	13,571	33,330	44,378

Total revenues	219,340	192,737	596,395	621,388

Interest expense	9,979	6,512	28,301	18,460

Net revenues	209,361	186,225	568,094	602,928

Non-interest expenses:

Compensation and benefits	129,196	114,197	348,981	371,594
Occupancy and equipment	14,295	14,968	42,741	42,383
Communications	9,362	10,558	30,066	31,728
Floor brokerage and clearance	4,473	4,068	13,408	13,427
Marketing and business development	9,243	9,723	29,907	31,516
Outside services	10,894	11,215	33,907	30,295
Cash award program	1,005	1,219	3,202	3,559
Restructuring-related expense	—	—	8,595	—
Other operating expenses	7,828	1,702	21,151	16,989

Total non-interest expenses	186,296	167,650	531,958	541,491

Income before income tax expense	23,065	18,575	36,136	61,437

Income tax expense	7,917	6,806	12,416	22,898

Net income	$15,148	$11,769	$23,720	$38,539

Earnings per common share
Basic	$0.80	$0.61	$1.26	$1.99
Diluted	$0.79	$0.61	$1.25	$1.99

Weighted average number of common shares outstanding
Basic	18,841	19,333	18,814	19,333
Diluted	19,107	19,387	19,007	19,383
See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
(Dollars in thousands)
Operating Activities:

Net income	$23,720	$38,539
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,458	16,184
Deferred income taxes	(1,105)	8,392
Stock-based compensation	14,231	6,626
Amortization of intangible assets	1,200	—
Forgivable loan reserve	—	(2,100)
Decrease (increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	—	66,000
Receivables:
Customers	(56,415)	36,199
Brokers, dealers and clearing organizations	194,319	(100,606)
Deposits with clearing organizations	1,182	(1,217)
Securities purchased under agreements to resell	(24,677)	160,974
Net trading securities owned	(146,195)	(75,498)
Other receivables	(4,543)	10,270
Other assets	4,016	4,136
Increase (decrease) in operating liabilities:
Payables:
Customers	20,518	(39,161)
Checks and drafts	(21,504)	(17,597)
Brokers, dealers and clearing organizations	(5,498)	(67)
Securities sold under agreements to repurchase	(10,517)	(82)
Accrued compensation	(38,876)	(46,921)
Other liabilities and accrued expenses	7,954	46,340

Net cash provided by (used in) operating activities	(28,732)	110,411

Investing Activities:

Purchases of fixed assets, net	(14,345)	(9,494)

Net cash used in investing activities	(14,345)	(9,494)

Financing Activities:

Increase in securities loaned	23,868	52,471
Decrease in securities sold under agreements to repurchase	(138,745)	(60,827)
Increase (decrease) in short-term bank financing, net	170,000	(159,000)
Repurchase of common stock	(42,381)	—

Net cash provided by (used in) financing activities	12,742	(167,356)

Net decrease in cash and cash equivalents	(30,335)	(66,439)

Cash and cash equivalents at beginning of period	67,387	84,436

Cash and cash equivalents at end of period	$37,052	$17,997

Supplemental disclosure of cash flow information —
Cash paid during the period for:
Interest	$28,483	$11,228
Income taxes	$10,394	$10,517

Noncash financing activities —
Issuance of 331,434 shares of common stock for retirement plan obligations	$13,187	$—
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
Note 2 Summary of Significant Accounting Policies
Other Assets
     Included in other assets are investments that the Company has made to fund certain deferred compensation liabilities for employees. The Company has fully funded these deferred compensation liabilities by investing in venture capital stage companies or by investing in partnerships that invest in venture capital stage companies. Future payments, if any, to participants in these deferred compensation plans are directly linked to the performance of these investments. No further deferrals of compensation are expected under these deferred compensation plans. Also included in other assets are the Company’s other venture capital investments. Investments are carried at estimated fair value based on valuations set forth in statements obtained from the underlying fund manager or based on published market quotes, with the resulting gains and losses recognized in other income on the Consolidated Statements of Operations. In the event a security is thinly traded or the market price of an investment is not readily available, management estimates fair value using other valuation methods depending on the type of security and related market.
     Net deferred tax assets of $46.2 million also are included in other assets. In addition, other assets include the Company’s exchange memberships valued at cost; including two seats on the New York Stock Exchange.
     Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, for a full summary of the Company’s significant accounting policies.

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)
Note 3 Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (“SFAS 123(R)”), Share-Based Payment. SFAS 123(R), which is effective for public companies for annual periods beginning after June 15, 2005, supersedes Accounting Principles Board Opinion No. 25 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. SFAS 123(R) clarifies and expands the guidance in SFAS 123 in several areas. The approach under SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) also generally requires the immediate expensing of share-based payments granted to retirement eligible employees. However, awards granted subject to a substantive non-compete agreement are generally expensed over the non-compete period. SFAS 123(R) also requires expected forfeitures to be included in determining the expense related to share-based payments. The Company has evaluated the impact of the adoption of SFAS 123(R) and does not believe the impact will be significant to the Company’s overall results of operations or financial position as the Company elected to account for stock-based compensation under the fair value method as prescribed by SFAS 123, effective January 1, 2004. The Company will adopt the provisions of SFAS 123(R) on January 1, 2006.
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
     In the normal course of business, the Company enters into derivative contracts to facilitate customer transactions and as a means to manage risk in net trading securities. The Company also enters into interest rate swap agreements to manage interest rate exposure associated with holding residual interest securities from its tender option bond program. As of September 30, 2005, and December 31, 2004, the Company was counterparty to notional/contract amounts of $4.2 billion and $2.5 billion, respectively, of derivative instruments.
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
     Fair values for derivative contracts represent amounts estimated to be received from or paid to a counterparty in settlement of these instruments. These derivatives are valued using quoted market prices when available or pricing models based on the net present value of estimated future cash flows. The valuation models used require inputs including contractual terms, market prices, yield curves, credit curves and measures of volatility. The net fair value of derivative contracts was an asset of approximately $12.8 million and $2.5 million as of September 30, 2005, and December 31, 2004, respectively.

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)
Note 5 Trading Securities Owned and Trading Securities Sold, But Not Yet Purchased
     Trading securities owned and trading securities sold, but not yet purchased were as follows:

	September 30,	December 31,
(Dollars in thousands)	2005	2004
Owned:
Corporate securities:
Equity securities	$23,269	$9,490
Convertible securities	19,701	93,480
Fixed income securities	84,864	208,494
Mortgage-backed securities	347,156	459,322
U.S. government securities	44,716	37,244
Municipal securities	256,981	165,435
Other	18,812	11,256

	$795,499	$984,721

Sold, but not yet purchased:
Corporate securities:
Equity securities	$17,233	$59,106
Convertible securities	8,364	12,600
Fixed income securities	39,279	155,534
Mortgage-backed securities	188,666	406,621
U.S. government securities	149,886	103,148
Municipal securities	900	—
Other	6,859	9,595

	$411,187	$746,604

     At September 30, 2005, and December 31, 2004, trading securities owned in the amount of $332.8 million and $290.5 million, respectively, have been pledged as collateral for the Company’s secured borrowings, repurchase agreements and securities loaned activities.
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

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)
Note 6 Goodwill and Intangible Assets
     The following table presents the changes in the carrying value of goodwill and intangible assets by reportable segment for the nine months ended September 30, 2005:

		Private	Corporate
	Capital	Client	Support and	Consolidated
	Markets	Services	Other	Company
(Dollars in thousands)
Goodwill
Balance at December 31, 2004	$231,567	$85,600	$—	$317,167
Goodwill acquired	—	—	—	—
Impairment losses	—	—	—	—

Balance at September 30, 2005	$231,567	$85,600	$—	$317,167

Intangible assets
Balance at December 31, 2004	$4,667	$—	$—	$4,667
Intangible assets acquired	—	—	—	—
Amortization of intangible assets	(1,200)	—	—	(1,200)
Impairment losses	—	—	—	—

Balance at September 30, 2005	$3,467	$—	$—	$3,467

Total goodwill and intangible assets	$235,034	$85,600	$—	$320,634

The intangible assets are amortized on a straight-line basis over three years.
Note 7 Short-Term Financing
     The Company has uncommitted credit agreements with banks totaling $675 million at September 30, 2005, composed of $555 million in discretionary secured lines of which $150 million and $0 were outstanding at September 30, 2005 and December 31, 2004, respectively, and $120 million in discretionary unsecured lines of which $20 million and $0 were outstanding at September 30, 2005 and December 31, 2004, respectively. In addition, the Company has established arrangements to obtain financing using as collateral the Company’s securities held by its clearing bank and by another broker dealer at the end of each business day. Repurchase agreements and securities loaned to other broker dealers are also used as sources of funding.
     Piper Jaffray has executed a $180 million subordinated debt agreement with an affiliate of USB, which satisfies provisions of Appendix D of SEC Rule 15c3-1 and has been approved by the New York Stock Exchange, Inc. (“NYSE”) and is therefore allowable in Piper Jaffray’s net capital computation. The entire amount of the subordinated debt will mature in 2008.
     During 2004, Piper Jaffray entered into an agreement whereby an affiliate of USB agreed to provide up to $40 million in temporary subordinated debt, which will be used as necessary to facilitate underwriting transactions. The temporary subordinated debt satisfies provisions of Appendix D of SEC Rule 15c3-1, and in form has been approved by the NYSE and would therefore be allowed in Piper Jaffray’s net capital computation. No advances were made under this agreement for the nine months ended September 30, 2005. The term of the agreement expires in December 2005.
     The Company’s subordinated debt and short-term financing bear interest at rates based on the London Interbank Offered Rate or federal funds rate. At September 30, 2005 and December 31, 2004, the weighted average interest rate on borrowings was 4.72 percent and 3.51 percent, respectively. At September 30, 2005 and December 31, 2004, no formal compensating balance agreements existed, and the Company was in compliance with all debt covenants related to these facilities.

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
     The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential complaints, legal actions, investigations and proceedings. In addition to the Company’s established reserves, USB has agreed to indemnify the Company in an amount up to $17.5 million for certain legal and regulatory matters. Approximately $13.5 million of this amount remained available as of September 30, 2005.
     Given uncertainties regarding the timing, scope, volume and outcome of pending and potential litigation, arbitration and regulatory proceedings and other factors, the amounts of reserves are difficult to determine and of necessity subject to future revision. Subject to the foregoing, management of the Company believes, based on its current knowledge, after consultation with outside legal counsel and after taking into account its established reserves and the USB indemnity agreement entered into in connection with the spin-off, that pending legal actions, investigations and proceedings will be resolved with no material adverse effect on the financial condition of the Company. However, if during any period a potential adverse contingency should become probable or resolved for an amount in excess of the established reserves and indemnification, the results of operations in that period could be materially adversely affected.
Note 9 Restructuring
     The Company recorded a pre-tax restructuring-related expense of $8.6 million in the second quarter of 2005. The expense was incurred to restructure the Company’s operations as a means to better align its cost infrastructure with its revenues. The Company determined restructuring charges and related accruals based on a specific formulated plan.
     The components of these charges are shown below for the second quarter of 2005:

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
     The following table presents a summary of activity with respect to the restructuring-related liability:

(Dollars in thousands)
Balance at December 31, 2004	$—

Provision charged to operating expense	8,595
Cash outlays	(3,308)
Noncash write-downs	(1,137)

Balance at September 30, 2005	$4,150

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)
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
Note 10 Net Capital Requirements and Other Regulatory Matters
     As a registered broker dealer and member firm of the NYSE, Piper Jaffray is subject to the Uniform Net Capital Rule of the SEC and the net capital rule of the NYSE. Piper Jaffray has elected to use the alternative method permitted by the SEC rule, which requires that it maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as such term is defined in the SEC rule. Under the NYSE rule, the NYSE may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated debt, dividend payments and other equity withdrawals by Piper Jaffray are subject to certain notification and other provisions of the SEC and NYSE rules. In addition, Piper Jaffray is subject to certain notification requirements related to withdrawals of excess net capital.
     At September 30, 2005, net capital under the SEC rule was $293.3 million, or 47.2 percent of aggregate debit balances, and $280.9 million in excess of the minimum net capital required under the SEC rule.
     Piper Jaffray is also registered with the Commodity Futures Trading Commission (“CFTC”) and therefore is subject to CFTC regulations.
     Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the United Kingdom Financial Services Authority (“FSA”). As of September 30, 2005, Piper Jaffray Ltd. was in compliance with the capital requirements of the FSA.
Note 11 Stock-Based Compensation and Cash Award Program
     The Company maintains one stock-based compensation plan, the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan. The plan permits the grant of equity awards, including stock options and restricted stock, to the Company’s employees and directors for up to 4.1 million shares of common stock. In 2004 and 2005, the Company granted shares of restricted stock and options to purchase Piper Jaffray Companies common stock to employees and directors. The Company believes that such awards better align the interests of employees with those of shareholders. The awards granted to employees have three-year cliff vesting periods. The director awards are fully vested upon grant. The plan provides for accelerated vesting of option and restricted stock awards if there is a change in control of the Company (as defined in the plan). The following table summarizes the Company’s stock options and restricted stock outstanding for the nine months ended September 30, 2005:

		Weighted	Shares of
	Options	Average	Restricted Stock
	Outstanding	Exercise Price	Outstanding
December 31, 2004	295,683	$47.50	531,885

Granted:
Stock options	426,352	38.78	—
Restricted stock	—	—	976,036
Exercised	—	—	—
Canceled options	(68,934)	42.92	—
Canceled restricted stock	—	—	(79,701)

September 30, 2005	653,101	$42.30	1,428,220

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)
     Additional information regarding Piper Jaffray Companies options outstanding as of September 30, 2005, is as follows:

	Options Outstanding		Exercisable Options
		Weighted
		Average		Weighted
		Remaining		Average
Range of		Contractual		Exercise
Exercise Prices	Shares	Life (Years)	Shares	Price
$28.01	28,565	9.6	28,565	$28.01
$33.40	4,001	9.8	4,001	$33.40
$39.62	354,284	9.3	99	$39.62
$47.30 - $51.05	266,251	8.4	21,282	$50.13
     Effective January 1, 2004, the Company elected to account for stock-based compensation under the fair value method as prescribed by SFAS 123 and as amended by SFAS 148. Therefore, employee and director stock options granted on and after January 1, 2004, are expensed by the Company on a straight-line basis over the option vesting period, based on the estimated fair value of the award on the date of grant using a Black-Scholes option-pricing model. Restricted stock expense is based on the market price of Piper Jaffray Companies stock on the date of the grant and is amortized on a straight-line basis over the vesting period. The Company recorded compensation expense, net of estimated forfeitures, of $5.1 million and $2.5 million, for the three months ended September 30, 2005 and 2004, respectively, and $14.2 million and $6.6 million, respectively, for the nine months ended September 30, 2005 and 2004, related to employee stock option and restricted stock grants.
     The following table provides a summary of the valuation assumptions used by the Company to determine the estimated value of stock option grants in Piper Jaffray Companies common stock:

Weighted average assumptions in option valuation	2005	2004
Risk-free interest rates	3.77%	3.20%
Dividend yield	0.00%	0.00%
Stock volatility factor	38.03%	40.00%
Expected life of options (in years)	5.83	5.79
Weighted average fair value of options granted	$16.58	$21.24
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
Note 12 Shareholders’ Equity
Share Repurchase Program
     In January 2005, the Company’s board of directors authorized the repurchase of up to 1.3 million shares of the Company’s common stock for a maximum aggregate purchase price of $65.0 million. On October 4, 2005, the Company completed the purchase of the 1.3 million shares authorized by the Board. The principal purpose of the share repurchase program was to manage the Company’s equity capital relative to the growth of its business and to offset the dilutive effect of employee equity-based compensation. During the nine months ended September 30, 2005, the Company repurchased 1,292,392 of the Company’s common stock at an average price of $32.79 per share.

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)
Issuance of Shares
     During the nine months ended September 30, 2005, the Company issued 154,058 shares of the Company’s common stock and reissued 177,376 shares out of treasury stock in fulfillment of $13.2 million in obligations under the Piper Jaffray Companies Retirement Plan.
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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2005	2004	2005	2004
Net income	$15,148	$11,769	$23,720	$38,539

Shares for basic and diluted calculations:
Average shares used in basic computation	18,841	19,333	18,814	19,333
Stock options	—	—	—	—
Restricted stock	266	54	193	50
Average shares used in diluted computation	19,107	19,387	19,007	19,383

Earnings per share:
Basic	$0.80	$0.61	$1.26	$1.99
Diluted	$0.79	$0.61	$1.25	$1.99
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
Basis for Presentation
     In the first quarter of 2005, the Company began to more fully allocate corporate expenses previously included in Corporate Support and Other to Capital Markets and Private Client Services. This change in how the Company reports segment results was made as a result of the Company completing an extensive study of costs included in Corporate Support and Other to determine how these costs were related to and driven by business activities conducted in the Capital Markets and Private Client Services segments. As a result of this study, certain expenses such as finance, human resources and other corporate administration are included in the results of the revenue-producing segments. Internally, the Company manages and allocates resources to its business segments based on these results. In connection with this change, the Company has restated prior period business results to conform to the current period presentation. The restatement does not affect the Company’s aggregate financial results.
     Segment results are derived from the Company’s financial reporting systems by specifically attributing customer relationships and their related revenues and expenses to the appropriate segment. Revenue-sharing of sales credits associated with underwritten offerings is based on the distribution channel generating the sales. Expenses directly managed by the business line, including salaries, commissions, incentives, employee benefits, occupancy, marketing and business development and other direct expenses, are accounted for within each segment’s pre-tax operating income or loss. In addition, operations, technology and other business activities managed on a corporate basis are allocated based on each segment’s use of these functions to support its business. Expenses related to costs of being a public company and long-term financing are

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)
included within Corporate Support and Other. Cash award plan charges related to the Distribution, restructuring-related charges and income taxes are not assigned to the business segments. The financial management of assets, liabilities and capital is performed on an enterprise-wide basis. Net revenues from the Company’s non-U.S. operations were $3.0 million for the three months ended September 30, 2005 and 2004, and $7.9 million and $9.1 million for the nine months ended September 30, 2005 and 2004, respectively, and are included in the Capital Markets business segment. Non-U.S. long-lived assets were $0.9 million and $0.6 million at September 30, 2005 and December 31, 2004, respectively.
     Designations, assignments and allocations may change from time to time as financial reporting systems are enhanced and methods of evaluating performance change or segments are realigned to better serve the clients of the Company. Accordingly, prior period balances are reclassified and presented on a comparable basis.
Capital Markets (“CM”)
     CM includes institutional sales, trading and research services and investment banking services. Institutional sales, trading and research services focus on the trading of equities and fixed income products with institutions and government and non-profit entities. Investment banking services include management of and participation in underwritings, merger and acquisition services and public finance activities. Additionally, CM includes earnings on trading activities related to securities inventories held to facilitate customer transactions and net interest revenues on trading securities held in inventory.
Private Client Services (“PCS”)
     PCS principally provides individual investors with financial advice and investment products and services, including equity and fixed income securities, mutual funds and annuities. This segment also includes net interest income on customer margin loans. As of September 30, 2005, PCS had 856 financial advisors operating in 91 branch offices in 17 midwest, mountain and west coast states.
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

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)
Reportable segment financial results are as follows:

			Private Client		Corporate Support
	Capital Markets		Services		and Other		Consolidated Company
Three Months Ended September 30,	2005	2004	2005	2004	2005	2004	2005	2004
(Dollars in thousands)
Net revenues	$123,987	$101,348	$87,292	$84,872	$(1,918)	$5	$209,361	$186,225
Operating expense	101,355	85,539	81,980	77,703	1,956	3,189	185,291	166,431

Pre-tax operating income (loss) before unallocated charges	$22,632	$15,809	$5,312	$7,169	$(3,874)	$(3,184)	$24,070	$19,794

Cash award program							1,005	1,219

Consolidated operating income before taxes							$23,065	$18,575

			Private Client		Corporate Support
	Capital Markets		Services		and Other		Consolidated Company
Nine Months Ended September 30,	2005	2004	2005	2004	2005	2004	2005	2004
(Dollars in thousands)
Net revenues	$313,530	$327,008	$260,572	$270,773	$(6,008)	$5,147	$568,094	$602,928
Operating expense	266,499	275,057	248,351	249,543	5,311	13,332	520,161	537,932

Pre-tax operating income (loss) before unallocated charges	$47,031	$51,951	$12,221	$21,230	$(11,319)	$(8,185)	$47,933	$64,996

Cash award program							3,202	3,559
Restructuring-related expense							8,595	—

Consolidated operating income before taxes							$36,136	$61,437

Note 14 Securitizations
     In connection with its tender option bond program, the Company has securitized $298.5 million of highly rated municipal bonds. Each municipal bond is sold into a separate trust that is funded by the sale of variable rate certificates to institutional customers seeking variable rate tax-free investment products. These variable rate certificates reprice weekly. Securitization transactions meeting certain SFAS 140 criteria are treated as sales, with the resulting gain included in principal transactions on the Consolidated Statements of Operations. If a securitization does not meet the sale of asset requirements of SFAS 140, the transaction is recorded as a borrowing. The Company retains a residual interest in each structure and accounts for the residual interest as a trading security, which is recorded at fair value on the Consolidated Statements of Financial Condition. The fair value of retained interests was $9.0 million at September 30, 2005, with a weighted average life of 9.6 years. Fair value of retained interests is estimated based on the present value of future cash flows using management’s best estimates of the key assumptions—expected yield, credit losses of 0 percent and a 12 percent discount rate. The Company receives a fee to remarket the variable rate certificates derived from the securitizations.
     At September 30, 2005, the sensitivity of the current fair value of retained interests to immediate 10 percent and 20 percent adverse changes in the key economic assumptions was not material. The sensitivity analysis does not include the offsetting benefit of financial instruments the Company utilizes to hedge risks inherent in its retained interests and is hypothetical. Changes in fair value based on a 10 percent or 20 percent variation in an assumption generally cannot be extrapolated because the relationship of the change in the assumption to the change in the fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated independent of changes in any other assumption; in practice, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. In addition, the sensitivity analysis does not consider any corrective action that the Company might take to mitigate the impact of any adverse changes in key assumptions.

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)
     Certain cash flow activity for the municipal bond securitizations described above during the nine months ended September 30, 2005 includes:

(Dollars in thousands)
Proceeds from new sales	$22,655
Remarketing fees received	103
Cash flows received on retained interests	6,403
     During 2004, two securitization transactions were designed such that they did not meet the asset sale requirements of SFAS 140; therefore, the Company consolidated these trusts. As a result, the Company has recorded an asset for the underlying bonds of approximately $45.2 million in trading securities and a liability for the certificates sold by the trust for approximately $44.9 million in other liabilities on the Consolidated Statement of Financial Condition as of September 30, 2005. The Company has hedged the activities of these securitizations with interest rate swaps, which have been recorded at fair value and resulted in a liability of approximately $0.3 million at September 30, 2005.
     The Company has contracted with a major third-party financial institution to act as the liquidity provider for the Company’s tender option bond securitized trusts. The Company has agreed to reimburse this party for any losses associated with providing liquidity to the trusts. The maximum exposure to loss at September 30, 2005 was $270.4 million, representing the outstanding amount of all trust certificates at that date. This exposure to loss is mitigated by the underlying municipal bonds held in the trusts, which are either AAA or AA rated. These bonds had a market value of approximately $281.9 million at September 30, 2005. The Company believes the likelihood it will be required to fund the reimbursement agreement obligation under any provision of the arrangement is remote, and accordingly, no liability for such guarantee has been recorded in the accompanying consolidated financial statements.

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
External Factors Impacting Our Business
     Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Overall market conditions are a product of many factors, which are mostly unpredictable and beyond our control. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the volume and value of trading in securities, the volatility of the equity and fixed income markets, the trading margin on principal transactions, the level and shape of various yield curves and the demand for investment banking services as reflected by the number and size of public offerings and merger and acquisition transactions.
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
Results for the Three Months and Nine Months Ended September 30, 2005
     For the three months ended September 30, 2005, our net income was $15.1 million, or $0.79 per diluted share, up from net income of $11.8 million, or $0.61 per diluted share, for the year-ago period. For the nine months ended September 30, 2005, our net income decreased to $23.7 million from $38.5 million for the corresponding period in the prior year, resulting in diluted earnings per share of $1.25, a 37.2 percent decrease from the prior-year period. Net revenues for the three months ended September 30, 2005 increased to $209.4 million, up 12.4 percent compared to the corresponding period in the prior year. Net revenues for the first nine months of 2005 declined 5.8 percent to $568.1 million, compared to $602.9 million for the first nine months of 2004. For the three-month period ended September 30, 2005, annualized return on average tangible shareholders’ equity1 was 14.8 percent, compared to 11.7 percent for the three-month period ended September 30, 2004. Annualized return on average tangible shareholders’ equity1 was 7.7 percent for the nine-month period ended September 30, 2005, compared to 13.3 percent for the nine-month period ended September 30, 2004.
     Impact of Structural Changes in the Industry. The decline in net income for the first nine months of 2005 compared to the first nine months of 2004 is due in part to reduced revenues in our fixed income and equity institutional sales and trading businesses, which are experiencing the effects of structural changes in the industry. These changes include increased price transparency in the corporate bond market and increased use of electronic and direct market access trading, which have created additional competitive downward pressure on trading margins. We expect the pressure on trading margins will continue, which may negatively impact our sales and trading businesses.
     Impact of Recent Economic Trends. Our results for the first nine months of 2005 also reflect the cyclicality of the market. Higher interest rates compared to a year ago led to a reduction in the volume of trading activity related to certain fixed income products, resulting in reduced revenues. We also experienced reduced client activity during the first half of 2005 within Private Client Services.

(1)	Tangible shareholders’ equity equals total shareholders’ equity less goodwill and identifiable intangible assets. For the periods presented, annualized return on average tangible shareholders’ equity is computed by dividing annualized net income by average monthly tangible shareholders’ equity. Given the significant goodwill on our balance sheet, we believe that annualized return on tangible shareholders’ equity is a meaningful measure of our performance because it reflects the tangible equity deployed in our business. This measure excludes the portion of our shareholders’ equity attributable to goodwill and identifiable intangible assets. The majority of the goodwill recorded on our balance sheet relates to U.S. Bancorp’s acquisition of our predecessor company, Piper Jaffray Companies Inc., and its subsidiaries in 1998. This goodwill reflects the premium paid by U.S. Bancorp for our business, and is reflected on our books in accordance with U.S. generally accepted accounting principles (“GAAP”). The following table sets forth a reconciliation of shareholders’ equity to tangible shareholders’ equity. Shareholders’ equity is the most directly comparable GAAP financial measure to tangible shareholders’ equity.

	Average for the
	Three Months Ended	Three Months Ended	As of
	September 30,	September 30,	September 30,
(Dollars in thousands)	2005	2004	2005
Shareholders’ equity	$729,847	$708,640	$734,185
Deduct: Goodwill and identifiable intangible assets	320,834	305,635	320,634

Tangible shareholders’ equity	$409,013	$403,005	$413,551

	Average for the
	Nine Months Ended	Nine Months Ended	As of
	September 30,	September 30,	September 30,
(Dollars in thousands)	2005	2004	2005
Shareholders’ equity	$731,413	$692,630	$734,185
Deduct: Goodwill and identifiable intangible assets	321,234	305,635	320,634

Tangible shareholders’ equity	$410,179	$386,995	$413,551

RESULTS OF OPERATIONS
FINANCIAL SUMMARY FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
     The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				Results of Operations
				as a Percentage of Net
	Results of Operations			Revenues
	For the Three Months Ended			For the Three Months Ended
	September 30,			September 30,
			2005
(Amounts in thousands)	2005	2004	v2004	2005	2004
Revenues:
Commissions and fees	$73,045	$61,187	19.4%	34.9%	32.8%
Principal transactions	35,637	39,813	(10.5)	17.0	21.4
Investment banking	81,091	65,204	24.4	38.8	35.0
Interest income	18,231	12,962	40.6	8.7	7.0
Other income	11,336	13,571	(16.5)	5.4	7.3

Total revenues	219,340	192,737	13.8	104.8	103.5

Interest expense	(9,979)	(6,512)	53.2	(4.8)	(3.5)

Net revenues	209,361	186,225	12.4	100.0	100.0

Non-interest expenses:
Compensation and benefits	129,196	114,197	13.1	61.7	61.3
Occupancy and equipment	14,295	14,968	(4.5)	6.8	8.0
Communications	9,362	10,558	(11.3)	4.5	5.7
Floor brokerage and clearance	4,473	4,068	10.0	2.1	2.2
Marketing and business development	9,243	9,723	(4.9)	4.4	5.2
Outside services	10,894	11,215	(2.9)	5.2	6.0
Cash award program	1,005	1,219	(17.6)	0.5	0.7
Other operating expenses	7,828	1,702	359.9	3.8	0.9

Total non-interest expenses	186,296	167,650	11.1	89.0	90.0

Income before taxes	23,065	18,575	24.2	11.0	10.0

Income tax expense	7,917	6,806	16.3	3.8	3.7

Net income	$15,148	$11,769	28.7%	7.2%	6.3%

     Net income increased to $15.1 million for the three months ended September 30, 2005, up from $11.8 million for the three months ended September 30, 2004. Net revenues increased to $209.4 million for the three months ended September 30, 2005, up 12.4 percent over the same period last year driven by a record quarter for mergers and acquisitions revenues. Investment banking revenues increased 24.4 percent to $81.1 million compared to the corresponding period in the prior year. Commissions and fees revenues increased 19.4 percent compared to the prior-year period as a result of increased equity sales and trading volumes and higher private client activity during the quarter. Principal transactions revenue decreased 10.5 percent from the year-ago period, mainly due to a decline in the sale of fixed income products to private clients. Net interest income for the three months ended September 30, 2005, increased to $8.3 million, up 27.9 percent compared to the three months ended September 30, 2004. This increase was due to the effect of rising short-term interest rates on net interest income earned on our customer margin balances, net inventories and other net earning assets and the growth in sales of interest rate products. Other income revenues for the three months ended September 30, 2005, decreased by 16.5 percent to $11.3 million, compared with $13.6 million for the corresponding period in the prior year. This decrease was largely due to revenues recorded in third quarter of 2004 associated with our venture capital business, the management of which was transitioned to an independent company effective December 31, 2004. In addition, private clients decreased their balances in money market funds resulting in lower revenues. Non-interest expenses increased 11.1 percent to $186.3 million for the three months ended September 30, 2005, from $167.7 million for the three months ended September 30, 2004. This increase was primarily attributable to increased variable compensation and benefits due to higher revenues and profitability and due to personnel investments in the Capital Markets business. Additionally, our litigation-related expenses increased during the current quarter.
CONSOLIDATED NON-INTEREST EXPENSES
Compensation and Benefits
     A substantial portion of compensation expense is comprised of variable incentive arrangements and commissions, the amounts of which fluctuate in proportion to the level of business activity, increasing with higher revenues and operating profits. Other compensation costs, primarily base salaries and benefits, are more fixed in nature. Compensation and benefits expenses increased 13.1 percent to $129.2 million for the three months ended September 30, 2005, from $114.2 million for the corresponding period in the prior year, due to increased revenues, higher profitability and personnel investments in the Capital Markets business. Compensation and benefits expenses as a percentage of net revenues increased slightly to 61.7 percent for the three months ended September 30, 2005, compared to 61.3 percent for the three months ended September 30, 2004. This increase was the result of increased Capital Markets profitability and costs associated with personnel investments in the Capital Markets business, offsetting the impact of expense reduction measures announced in the second quarter of 2005.
Occupancy and Equipment
     Occupancy and equipment expenses decreased 4.5 percent to $14.3 million for the three months ended September 30, 2005, compared with $15.0 million for the corresponding period in the prior year. This decrease was attributable to prior investments in technology becoming fully depreciated, partly offset by depreciation on additional technology investments.
Communications
     Communication expenses include costs for telecommunication and data communication, primarily consisting of expense for obtaining third-party market data information. Communication expenses were $9.4 million for the three months ended September 30, 2005, down 11.3 percent from $10.6 million for the three months ended September 30, 2004. The decrease was due primarily to lower market data service expenses as a result of cost savings initiatives.
Floor Brokerage and Clearance
     Floor brokerage and clearance expenses were $4.5 million for the three months ended September 30, 2005, increasing from $4.1 million for the three months ended September 30, 2004. This increase primarily reflects increased business activity in the third quarter of 2005 and higher costs associated with the addition of our algorithmic and program trading (“APT”) capabilities.
Marketing and Business Development
     Marketing and business development expenses include travel and entertainment, postage, supplies and promotional and advertising costs. Marketing and business development expenses decreased 4.9 percent to $9.2 million for the three months ended September 30, 2005, compared with the corresponding period in the prior year. This decrease was largely driven by the impact of cost savings initiatives to reduce travel costs.
Outside Services
     Outside services expenses include securities processing expenses, outsourced technology and operations functions, outside legal fees and other professional fees. Outside services expenses decreased to $10.9 million for the three months ended September 30, 2005, compared with $11.2 million for the corresponding period in the prior year. This decrease is attributable to a reduction in technology consulting costs based on project initiatives and lower legal expenses, partially offset by costs for outsourcing additional technology and operations functions that previously were performed in-house.
Cash Award Program
     In connection with our spin-off from U.S. Bancorp, we established a cash award program pursuant to which we granted cash awards to a broad-based group of our employees. The award program was designed to aid in retention of employees and to compensate for the value of U.S. Bancorp stock options and restricted stock lost by our employees as a result of the spin-off. The cash awards are being expensed over a four-year period ending December 31, 2007, and will result in charges of approximately $4.2 million, $4.1 million and $3.5 million in 2005, 2006 and 2007, respectively. For the three months ended September 30, 2005, we recorded expense of $1.0 million related to the cash awards, a decline of $0.2 million in expense from the prior-year period attributable to the attrition of employees who forfeited the cash awards upon leaving the Company.
Other Operating Expenses
     Other operating expenses include insurance costs, license and registration fees, financial advisor loan loss contingencies, expenses related to our charitable giving program, amortization on intangible assets and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory settlements, awards or judgments, and fines. Other operating expenses increased to $7.8 million for the three months ended September 30, 2005, compared with $1.7 million for the three months ended September 30, 2004. This increase was driven primarily by increased litigation-related expenses in our Private Client segment.
Income Taxes
     Our provision for income taxes for the three months ended September 30, 2005 was $7.9 million, an effective tax rate of 34.3 percent, compared with $6.8 million, an effective tax rate of 36.6 percent, for the three months ended September 30, 2004. The decreased effective tax rate is attributable to an increase in the ratio of municipal interest income, which is non-taxable, to total taxable income.
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
     In the first quarter of 2005, we began to more fully allocate corporate expenses previously included in Corporate Support and Other to Capital Markets and Private Client Services. Early in 2005, we concluded an extensive study of costs included in Corporate Support and Other to determine how these costs related to and were driven by business activities conducted in Capital Markets and Private Client Services. As a result of this study, certain expenses such as finance, human resources and other corporate administration costs are included in the results of the revenue-producing segments. Internally, we manage and allocate resources to our business segments based on these results. All periods presented have been restated and are presented on a comparable basis. This restatement did not affect our aggregate financial results.
     Our primary revenue-producing segments, Capital Markets and Private Client Services, have different compensation plans and non-compensation cost structures that impact the operating margins of the two segments differently during periods of increasing or decreasing business activity and revenues. Compensation expense for Capital Markets is driven primarily by pre-tax operating income of the segment, whereas compensation expense for Private Client Services is driven primarily by revenues. In addition, Private Client Services has a higher proportion of fixed non-compensation expenses than Capital Markets.

The following table provides our segment performance for the periods presented:

	For the Three Months Ended September 30,
			2005
(Dollars in thousands)	2005	2004	v2004
Net revenues
Capital Markets	$123,987	$101,348	22.3%
Private Client Services	87,292	84,872	2.9
Corporate Support and Other	(1,918)	5	N/M

Total	$209,361	$186,225	12.4%

Pre-tax operating income (loss) before unallocated charges (a)
Capital Markets	$22,632	$15,809	43.2%
Private Client Services	5,312	7,169	(25.9)
Corporate Support and Other	(3,874)	(3,184)	21.7

Total	$24,070	$19,794	21.6%

Pre-tax operating margin before unallocated charges
Capital Markets	18.3%	15.6%
Private Client Services	6.1%	8.4%
Total	11.5%	10.6%

(a)	See Reconciliation to pre-tax operating income including unallocated charges for detail on expenses excluded from segment performance.

Reconciliation to pre-tax operating income including unallocated charges:
Pre-tax operating income before unallocated charges	$24,070	$19,794
Cash award program	1,005	1,219

Consolidated income before income tax expense	$23,065	$18,575

N/M — Not Meaningful

CAPITAL MARKETS

	For the Three Months Ended September 30,
			2005
(Dollars in thousands)	2005	2004	v2004
Net revenues:
Institutional sales and trading
Fixed income	$18,439	$16,348	12.8%
Equities	31,576	26,363	19.8

Total institutional sales and trading	50,015	42,711	17.1

Investment banking
Underwriting
Fixed income	15,809	18,223	(13.2)
Equities	18,166	16,836	7.9
Mergers and acquisitions	39,432	23,083	70.8

Total investment banking	73,407	58,142	26.3

Other income	565	495	14.1

Total net revenues	$123,987	$101,348	22.3%

Pre-tax operating income before unallocated charges	$22,632	$15,809	43.2%

Pre-tax operating margin	18.3%	15.6%
     Capital Markets net revenues were $124.0 million, up 22.3 percent compared to the prior-year period. These results reflected record quarterly mergers and acquisitions revenues and higher institutional sales and trading revenues. Capital Markets results continue to be affected by structural changes in the sales and trading markets, which have increased the downward pressure on trading margins; however, higher equity trading volumes, incremental revenues from our APT business and increased revenue associated with interest rate products more than offset the impact of reduced trading margins for the three months ended September 30, 2005.
     Institutional sales and trading revenues are comprised of all the revenues generated through trading activities. These revenues, which are generated primarily through the facilitation of customer trades, include principal transaction revenues, commissions and the interest income or expense associated with financing or hedging our inventory positions. To assess the profitability of institutional sales and trading activities, we aggregate principal transactions, commissions and net interest revenues. Institutional sales and trading revenues increased 17.1 percent for the three months ended September 30, 2005 compared to the year-ago period, to $50.0 million.
     Fixed income institutional sales and trading revenues increased 12.8 percent to $18.4 million for the quarter ended September 30, 2005, compared with $16.3 million for the three months ended September 30, 2004, driven by higher revenues from the sale of interest rate products as we continue to grow this product offering. Partially offsetting this increase are lower secondary sales and trading revenues due to rising interest rates that have resulted in reduced volumes in certain fixed income products, particularly agency bonds. Also, trading margins declined in the three months ended September 30, 2005, compared to the year-ago period, due largely to increased price transparency in the corporate bond markets and growth in electronic trading.
     Equity institutional sales and trading increased 19.8 percent to $31.6 million for the three months ended September 30, 2005, compared to $26.4 million for the corresponding period in the prior year. This increase was driven by increased trading volumes during the third quarter of 2005 and increased electronic trading revenue from our APT business, which we acquired in the fourth quarter of 2004.
     In the third quarter of 2005, we achieved record mergers and acquisitions revenues, which resulted in investment banking revenues increasing 26.3 percent to $73.4 million for the three months ended September 30, 2005, compared with investment banking revenues of $58.1 million for the three months ended September 30, 2004. Mergers and acquisitions revenues increased 70.8 percent to $39.4 million for the three months ended September 30, 2005. We completed 20 deals valued at $4.2 billion in the third quarter of 2005, compared to 13 deals valued at $2.0 billion for the same period in 2004. Equity underwriting revenues increased 7.9 percent to $18.2 million for the three months ended September 30, 2005. During the third quarter of 2005, we completed 18 public equity offerings, of which we lead-managed four deals, raising $2.1 billion in capital for our clients, compared to 20 public equity offerings, of which two were lead-managed, raising $3.3 billion in capital during the third quarter of 2004. Partially offsetting these increases were decreased fixed income underwriting revenues, which declined 13.2 percent to $15.8 million in the three months ended September 30, 2005, due to a decline in the number of public finance transactions compared to a strong third quarter of 2004. We completed 107 issues with a par value of $1.5 billion during the third quarter of 2005, compared with 140 issues with a par value of $1.5 billion during the third quarter of 2004.
     Segment pre-tax operating margin for the third quarter of 2005 increased to 18.3 percent from 15.6 percent for the corresponding period in the prior year as a result of the increase in net revenues and the management of expenses.
PRIVATE CLIENT SERVICES

	For the Three Months Ended September 30,
			2005
(Dollars in thousands)	2005	2004	v2004
Net revenues	$87,292	$84,872	2.9%

Pre-tax operating income before unallocated charges	$5,312	$7,169	(25.9)%

Pre-tax operating margin	6.1%	8.4%

Number of financial advisors (period end)	856	853	0.4%
     Private Client Services financial performance in the third quarter of 2005 reflected increased private client activity and continued growth of fee-based revenues, which increased 16.5% in the third quarter of 2005 compared to the prior-year period. We believe we have stabilized our private client business and are making progress to return it to competitive performance. We are transitioning to an advisory, rather than a transactional, model, working to increase financial advisor productivity, increasing the number of financial advisors by selectively recruiting experienced financial advisors and training developing financial advisors, and by diligently managing costs. We currently anticipate that returning this business to competitive performance will be a multi-year process.
     Private Client Services net revenues increased 2.9 percent to $87.3 million for the three months ended September 30, 2005, compared with net revenues of $84.9 million for the corresponding period in the prior year. This increase was driven by higher fee-based revenues and stronger private client trading activity. Fee-based accounts are charged a fee based on a percentage of the account’s asset balance rather than on a transaction basis. Total client assets under management increased approximately 6.1 percent from $49 billion at September 30, 2004 to $52 billion at September 30, 2005, while client assets in fee-based accounts increased 19.9 percent. As of September 30, 2005, 16.4 percent of client assets were in fee-based accounts.
     Despite increased revenues, the segment pre-tax operating margin for Private Client Services decreased to 6.1 percent for the third quarter of 2005 compared to 8.4 percent in the corresponding period of 2004. This decline is primarily the result of higher litigation-related expenses in the current quarter.
     The number of financial advisors includes both developing and experienced financial advisors. We continue to work to grow our financial advisor ranks, which we expect to accomplish over the long term primarily by training professionals to become financial advisors and by selectively recruiting experienced financial advisors. The total number of financial advisors at September 30, 2005 was relatively flat compared to the corresponding prior-year period and decreased slightly compared to the second quarter of 2005.
CORPORATE SUPPORT AND OTHER
     Corporate Support and Other includes revenues primarily attributable to our private equity business and our investments in private equity funds. The Corporate Support and Other segment also includes interest expense on our subordinated debt, which is recorded as a reduction of net revenues. Prior to January 1, 2005, Corporate Support and Other also included revenues associated with our venture capital business. Effective December 31, 2004, the management of our venture capital funds was transitioned to an independent company. For the three months ended September 30, 2005, Corporate Support and Other recorded negative net revenues of $1.9 million, compared with approximately no net revenues for the corresponding period in the prior year. This fluctuation in revenues was due to management fees recorded in the third quarter of 2004 pertaining to our venture capital business and capital gains recorded in the third quarter of 2004 pertaining to our private equity investments. These private equity investments included an investment in a company that completed its initial public offering during the second quarter of 2004. Also contributing to the decreased net revenues in the third quarter of 2005 was an increase in long-term financing costs. Our subordinated debt is variable-rate debt based on the London Interbank Offered Rate, which has increased by approximately 200 basis points from the third quarter of 2004 to the third quarter of 2005.

FINANCIAL SUMMARY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
     The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				Results of Operations
				as a Percentage of Net
	Results of Operations			Revenues
	For the Nine Months Ended			For the Nine Months Ended
		September 30,		September 30,
			2005
(Amounts in thousands)	2005	2004	v2004	2005	2004
Revenues:
Commissions and fees	$211,084	$196,475	7.4%	37.1%	32.5%
Principal transactions	108,659	142,132	(23.6)	19.1	23.6
Investment banking	192,437	198,246	(2.9)	33.9	32.9
Interest income	50,885	40,157	26.7	9.0	6.7
Other income	33,330	44,378	(24.9)	5.9	7.4

Total revenues	596,395	621,388	(4.0)	105.0	103.1

Interest expense	(28,301)	(18,460)	53.3	(5.0)	(3.1)

Net revenues	568,094	602,928	(5.8)	100.0	100.0

Non-interest expenses:
Compensation and benefits	348,981	371,594	(6.1)	61.4	61.6
Occupancy and equipment	42,741	42,383	0.8	7.5	7.0
Communications	30,066	31,728	(5.2)	5.3	5.3
Floor brokerage and clearance	13,408	13,427	(0.1)	2.4	2.2
Marketing and business development	29,907	31,516	(5.1)	5.3	5.2
Outside services	33,907	30,295	11.9	6.0	5.0
Cash award program	3,202	3,559	(10.0)	0.6	0.6
Restructuring-related expense	8,595	—	N/M	1.5	—
Other operating expenses	21,151	16,989	24.5	3.7	2.9

Total non-interest expenses	531,958	541,491	(1.8)	93.7	89.8

Income before taxes	36,136	61,437	(41.2)	6.3	10.2

Income tax expense	12,416	22,898	(45.8)	2.1	3.8

Net income	$23,720	$38,539	(38.5)%	4.2%	6.4%

N/M — Not Meaningful
     Except as discussed below, the underlying reasons for variances to the prior year are substantially the same as the comparative quarterly discussion, and the statements contained in the foregoing discussion also apply for the nine-month comparison.
     Net income decreased to $23.7 million for the nine months ended September 30, 2005, down from $38.5 million for the nine months ended September 30, 2004. Net revenues decreased to $568.1 million for the nine months ended September 30, 2005, down 5.8 percent from the same period last year. The largest component of our revenue stream was commissions and fees, which increased 7.4 percent over the corresponding period in the prior year to $211.1 million for the nine months ended September 30, 2005. This increase was driven by increases in equity commissions and private client fee-based account revenues, offset in part by a decrease in annuity commissions. Principal transactions revenue decreased 23.6 percent from the year-ago period due to significant declines in both fixed income and equity institutional sales and trading revenues and a decline in the sale of fixed income products to private clients. Our Capital Markets sales and trading business experienced downward pressure on trading margins compared to the year-ago period, and we expect this pressure to continue for the foreseeable future. Investment banking revenues decreased to $192.4 million, down 2.9 percent compared with the nine months ended September 30, 2004. The slight decrease in investment banking revenue was driven by a decline in equity underwriting activity, offset for the most part by increased mergers and acquisitions revenue and an increase in municipal underwriting revenue. Net interest income for the nine months ended September 30, 2005, increased to $22.6 million, up 4.1 percent compared to the nine months ended September 30, 2004. The increase was due to the impact of rising short-term interest rates on net interest income earned on our customer margin balances, net inventories and other net earning assets and the growth in sales of interest rate products. Other income revenue for the nine months ended September 30, 2005, decreased by 24.9 percent to $33.3 million, compared with $44.4 million for the corresponding period in the prior year. This decrease was due to gains recorded on private equity investments in the first nine months of 2004. Additionally, the first nine months of 2004 included revenues associated with our venture capital business, the management of which was transitioned to an independent company effective December 31, 2004. Non-interest expenses decreased 1.8 percent to $532.0 million for the nine months ended September 30, 2005, from $541.5 million for the nine months ended September 30, 2004. This slight decrease was primarily attributable to a reduction in variable compensation and benefits due to lower revenues and profitability partially offset by a one-time $8.6 million restructuring charge taken in the second quarter of 2005 in connection with certain expense reductions measures.
CONSOLIDATED NON-INTEREST EXPENSES
Occupancy and Equipment
     Occupancy and equipment expenses were essentially flat for the nine months ended September 30, 2005, when compared to the corresponding period in the prior year.
Communications
     Communication expenses include costs for telecommunication and data communication, primarily consisting of expense for obtaining third-party market data information. Communication expenses were $30.1 million for the nine months ended September 30, 2005, down 5.2 percent compared to the nine months ended September 30, 2004. The decrease was due primarily to lower market data service expenses as a result of reduced business activity and cost savings initiatives.
Floor Brokerage and Clearance
     Floor brokerage and clearance expenses were essentially flat for the nine months ended September 30, 2005, when compared to the corresponding period in the prior year. Increased costs associated with APT were offset by our continued efforts to reduce expenses associated with accessing electronic communication networks.
Outside Services
     Outside services expenses include securities processing expenses, outsourced technology and operations functions, outside legal fees and other professional fees. Outside services expenses increased to $33.9 million for the nine months ended September 30, 2005, compared with $30.3 million for the corresponding period in the prior year. This increase reflects the costs for outsourcing additional technology and operations functions, which were previously performed in-house.
Restructuring-Related Expense
     In the second quarter of 2005, we implemented certain expense reduction measures as a means to better align our cost infrastructure with our revenues. This resulted in a restructuring charge of $8.6 million, consisting of $4.9 million in severance benefits and $3.7 million related to the reduction of leased office space.

SEGMENT PERFORMANCE
     This following table provides our segment performance for the periods presented:

	For the Nine Months Ended September 30,
			2005
(Dollars in thousands)	2005	2004	v2004
Net revenues
Capital Markets	$313,530	$327,008	(4.1)%
Private Client Services	260,572	270,773	(3.8)
Corporate Support and Other	(6,008)	5,147	N/M

Total	$568,094	$602,928	(5.8)%

Pre-tax operating income (loss) before unallocated charges (a)
Capital Markets	$47,031	$51,951	(9.5)%
Private Client Services	12,221	21,230	(42.4)
Corporate Support and Other	(11,319)	(8,185)	38.3

Total	$47,933	$64,996	(26.3)%

Pre-tax operating margin before unallocated charges
Capital Markets	15.0%	15.9%
Private Client Services	4.7%	7.8%
Total	8.4%	10.8%

(a)	See Reconciliation to pre-tax operating income including unallocated charges for detail on expenses excluded from segment performance.

Reconciliation to pre-tax operating income including unallocated charges:
Pre-tax operating income before unallocated charges	$47,933	$64,996
Cash award program	3,202	3,559
Restructuring-related expense	8,595	—

Consolidated income before income tax expense	$36,136	$61,437

CAPITAL MARKETS

	For the Nine Months Ended September 30,
			2005
(Dollars in thousands)	2005	2004	v2004
Net revenues:
Institutional sales and trading
Fixed income	$54,111	$60,002	(9.8)%
Equities	87,314	91,115	(4.2)

Total institutional sales and trading	141,425	151,117	(6.4)

Investment banking
Underwriting
Fixed income	47,199	47,483	(0.6)
Equities	55,464	64,642	(14.2)
Mergers and acquisitions	67,246	62,634	7.4

Total investment banking	169,909	174,759	(2.8)

Other income	2,196	1,132	94.0

Total net revenues	$313,530	$327,008	(4.1)%

Pre-tax operating income before unallocated charges	$47,031	$51,951	(9.5)%

Pre-tax operating margin	15.0%	15.9%
     Institutional sales and trading revenues are comprised of all the revenues generated through trading activities. These revenues, which are generated primarily through the facilitation of customer trades, include principal transaction revenues, commissions and the interest income or expense associated with financing or hedging our inventory positions. To assess the profitability of institutional sales and trading activities, we aggregate principal transactions, commissions and net interest revenues. Institutional sales and trading revenues for the nine months ended September 30, 2005, decreased 6.4 percent to $141.4 million, compared to $151.1 million for the year-ago period.
     Fixed income institutional sales and trading revenues declined 9.8 percent to $54.1 million for the nine months ended September 30, 2005, compared with $60.0 million for the nine months ended September 30, 2004. Rising interest rates resulted in reduced volumes in certain fixed income products, particularly agency bonds. Additionally, trading margins declined in the first nine months of 2005, due largely to increased price transparency in the corporate bond markets and growth in electronic trading. In February 2005, certain high-yield bonds for which we issue proprietary research became subject to the NASD’s Trade Reporting and Compliance Engine (“TRACE”) requirement. These high-yield bonds represent a substantial portion of our overall corporate bond sales and trading. Partially offsetting these decreases were increased revenues related to our interest rate products, reflecting our continued efforts to grow this product.
     We also experienced downward pressure in the first nine months of 2005 on net commissions in the cash equities business. Equity institutional sales and trading revenue decreased 4.2 percent for the nine months ended September 30, 2005, to $87.3 million, compared to $91.1 million in the corresponding period in 2004, driven by a reduction in net commissions as a result of increased pressure from institutional clients to reduce transaction costs. The decline in net commissions in our cash equities business was offset in part by increased electronic trading revenue from our APT business acquired in the fourth quarter of 2004.
     Investment banking revenue decreased 2.8 percent to $169.9 million for the nine months ended September 30, 2005, compared to $174.8 million for the nine months ended September 30, 2004. This decrease was attributed to a decline in equity underwriting activity. Equity underwriting revenues decreased 14.2 percent to $55.5 million for the nine months ended September 30, 2005. Driving this decline in equity underwriting revenues were slightly less favorable capital market conditions, particularly during the first half of 2005 that led to a decline in offering activity when compared with the corresponding period in the prior year. During the first nine months of 2005, we completed 51 equity offerings, raising $6.8 billion in capital for our clients, compared to 73 equity offerings, raising $10.5 billion in capital, during the corresponding period of 2004. Partially offsetting this decrease were mergers and acquisitions revenues, which increased 7.4 percent to $67.2 million for the nine months ended September 30, 2005, due to record mergers and acquisitions results in the third quarter of 2005. We completed 35 mergers and acquisitions deals valued at $6.2 billion in the first nine months of 2005, compared to 35 deals valued at $5.4 billion for the same period in 2004. Fixed income underwriting revenues remained relatively flat for the nine months ended September 30, 2005, compared to the prior-year period. We completed 344 issues with a par value of $4.3 billion during the first nine months of 2005, compared with 377 issues with a par value of $4.1 billion during the corresponding period of 2004.
     Segment pre-tax operating margin for the first nine months of 2005 decreased to 15.0 percent from 15.9 percent for the corresponding period in the prior year as a result of the decline in net revenues.
PRIVATE CLIENT SERVICES

	For the Nine Months Ended September 30,
			2005
(Dollars in thousands)	2005	2004	v2004
Net revenues	$260,572	$270,773	(3.8)%

Pre-tax operating income before unallocated charges	$12,221	$21,230	(42.4)%

Pre-tax operating margin	4.7%	7.8%
     Private Client Services net revenues decreased 3.8 percent to $260.6 million for the nine months ended September 30, 2005, compared with net revenues of $270.8 million for the corresponding period in the prior year. Stronger investor sentiment, particularly in the first half of 2004, drove higher private client activity that resulted in higher revenues when compared to the corresponding period in 2005. Offsetting this decline, in part, were increased fee-based account revenues, which are charged as a percentage of an account’s asset balance rather than on a transaction basis. Total client assets under management increased approximately 6.1 percent from $49 billion at September 30, 2004 to $52 billion at September 30, 2005. Client assets in fee-based accounts increased 19.9 percent from the prior-year period. As of September 30, 2005, 16.4 percent of client assets were held in fee-based accounts.
     Segment pre-tax operating margin for Private Client Services decreased to 4.7 percent for the nine months ended September 30, 2005, compared to 7.8 percent in the corresponding period of 2004. The decline in pre-tax operating margin was due to lower net revenues and higher litigation-related expenses in the first nine months of 2005 and the relatively fixed nature of non-compensation expenses. Additionally, in the second quarter of 2004 we reduced our forgivable loan reserve by $1.7 million as we determined that the attrition of financial advisors related to the implementation of a new compensation plan in 2003 was largely complete.
RECENT ACCOUNTING PRONOUNCEMENTS
     Recent accounting pronouncements are set forth in Note 3 to our unaudited consolidated financial statements and are incorporated herein by reference.
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
Goodwill and Intangible Assets
     We record all assets and liabilities acquired in purchase acquisitions, including goodwill, at fair value as required by Statement of Financial Accounting Standards No. 141, “Business Combinations.” At September 30, 2005, we had goodwill of $317.2 million, principally as a result of the 1998 acquisition of our predecessor, Piper Jaffray Companies Inc., and its subsidiaries by U.S. Bancorp.
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
     In determining the estimated fair value of stock options, we use the Black-Scholes option-pricing model, which requires judgment regarding certain assumptions, including the expected life of the options granted, dividend yields and stock volatility. Certain assumptions are estimated using industry comparisons due to a lack of historical data. For instance, because our stock has been publicly traded for less than two years, we have limited information on which to base our volatility estimates; therefore, to develop a reasonable estimate, we used industry comparisons to determine an appropriate volatility level. Similarly, we do not have historical data regarding employee option exercises or post-termination behaviors; therefore, industry comparisons were used to estimate the expected life of the options. Additional information regarding assumptions used in the Black-Scholes pricing model can be found in Note 11 of our unaudited consolidated financial statements.
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
     Under the terms of our separation and distribution agreement with U.S. Bancorp and ancillary agreements entered into in connection with the spin-off, we generally are responsible for all liabilities relating to our business, including those liabilities relating to our business while it was operated as a segment of U.S. Bancorp under the supervision of its management and board of directors and while our employees were employees of U.S. Bancorp servicing our business. Similarly, U.S. Bancorp generally is responsible for all liabilities relating to the businesses U.S. Bancorp retained. However, in addition to our established reserves, U.S. Bancorp has agreed to indemnify us in an amount up to $17.5 million for losses that result from third-party claims relating to research analyst independence, regulatory investigations regarding the allocation of initial public offering shares to directors and officers of public companies, and regulatory investigations of mutual fund practices. U.S. Bancorp has the right to terminate this indemnification obligation in the event of a change in control of our company. As of September 30, 2005, $13.5 million of the indemnification remained.
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
     To optimize our use of capital, in January 2005 our board of directors authorized the repurchase of up to 1.3 million shares of our common stock for a maximum aggregate purchase price of $65 million. The program commenced in the first quarter of 2005 and was authorized through December 31, 2005. During the first nine months of 2005, we repurchased a total of 1,292,392 shares of common stock at an average price of $32.79 per share. In October 2005, we completed the purchase of the 1.3 million shares authorized by the board.
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
     To finance customer receivables we utilized an average of $14 million in short-term bank loans and an average of $248 million in securities lending arrangements in the third quarter of 2005. This compares to an average of $14 million in short-term bank loans and $212 million in average securities lending arrangements during the third quarter of 2004. Average repurchase agreements (excluding hedging) of $220 million and $104 million in the third quarter of 2005 and the third quarter of 2004, respectively, were primarily used to finance inventory. Growth in margin loans to customers is generally financed through increases in securities lending to third parties while growth in our securities inventory is generally financed through repurchase agreements or securities lending. Bank financing supplements these sources as necessary. On September 30, 2005, we utilized $170.0 million of short-term bank financing primarily as a result of remarketing variable rate municipal securities. On October 3, 2005, this short-term bank financing was reduced to zero.
     As of September 30, 2005, we had uncommitted credit agreements with banks totaling $675 million, comprising $555 million in discretionary secured lines and $120 million in discretionary unsecured lines. We have been able to obtain necessary short-term borrowings in the past and believe that we will continue to be able to do so in the future. We have also established arrangements to obtain financing using as collateral our securities held by our clearing bank or by another broker dealer at the end of each business day.
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
Contractual Obligations
     Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2004.
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

     At September 30, 2005, net capital under the SEC’s uniform net capital rule was $293.3 million, or 47.2 percent, of aggregate debit balances, and $280.9 million in excess of the minimum required net capital.
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
     We have investments in various entities, typically partnerships or limited liability companies, established for the purpose of investing in emerging growth companies. We commit capital or act as the managing partner or member of these entities. These entities are reviewed under variable interest entity and voting interest entity standards. If we determine that an entity should not be consolidated, we record these investments on the equity method of accounting. The lower of cost or market method of accounting is applied to investments where we do not have the ability to exercise significant influence over the operations of an entity.
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
     The following table quantifies the estimated VaR for each component of market risk for the periods presented:

	September 30,	December 31,
(Dollars in thousands)	2005	2004
Interest Rate Risk	$430	$381
Equity Price Risk	448	232

Aggregate Undiversified Risk	878	613
Diversification Benefit	(327)	(242)

Aggregate Diversified Value-at-Risk	$551	$371
     The table below illustrates the high, low and average value-at-risk calculated on a daily basis for each component of market risk during the nine months ended September 30, 2005 and the year ended December 31, 2004.
     For the Nine Months Ended September 30, 2005

(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$825	$294	$499
Equity Price Risk	766	201	497
Aggregate Undiversified Risk	1,406	551	996
Aggregate Diversified Value-at-Risk	760	253	589
     For the Year Ended December 31, 2004

(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$1,446	$238	$557
Equity Price Risk	578	209	312
Aggregate Undiversified Risk	1,695	482	869
Aggregate Diversified Value-at-Risk	945	267	421
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information under the caption “Enterprise Risk Management” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Form 10-Q is incorporated herein by reference.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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
Initial Public Offering Allocation Litigation
     We have been named, along with other leading securities firms, as a defendant in many putative class actions filed in 2001 and 2002 in the U.S. District Court for the Southern District of New York involving the allocation of securities in certain initial public offerings. The court’s order, dated August 8, 2001, transferred all related class action complaints for coordination and pretrial purposes as In re Initial Public Offering Allocation Securities Litigation, Master File No. 21 MC 92 (SAS). These complaints assert claims pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The claims are based, in part, upon allegations that between 1998 and 2000, in connection with acting as an underwriter of certain initial public offerings of technology and Internet-related companies, we obtained excessive compensation by allocating shares in these initial public offerings to preferred customers who, in return, purportedly agreed to pay additional compensation to us in the form of excess commissions that we failed to disclose. The complaints also allege that our customers who received favorable allocations of shares in initial public offerings agreed to purchase additional shares of the same issuer in the secondary market at pre-determined prices. These complaints seek unspecified damages. The defendants’ motions to dismiss the complaints were filed on July 1, 2002, and oral argument on the motions to dismiss was heard on November 14, 2002. The court entered its order largely denying the motions to dismiss on February 19, 2003. A status conference was held with the court on July 11, 2003, for purposes of establishing a case management plan setting forth discovery deadlines, selecting focus cases and briefing class certification. Seventeen focus cases were selected, including eleven cases for purposes of merits discovery and six cases for purposes of class certification. We are named defendants in two of the merits focus cases and none of the class certification focus cases. On October 13, 2004, the court issued an opinion largely granting plaintiffs’ motions for class certification in the six class certification focus cases. Defendants filed a petition seeking leave to appeal the class certification ruling on October 27, 2004. Plaintiffs filed their opposition to the petition on November 8, 2004, and defendants filed their reply in further support of the petition on November 15, 2004. The United States Court of Appeals for the Second Circuit granted the defendants’ petition on June 30, 2005, and defendants filed their brief on October 3, 2005. Plaintiffs’ response is currently due on or before December 5, 2005. Discovery is proceeding with respect to the remaining eleven focus cases selected for merits discovery.
Initial Public Offering Fee Antitrust Litigation
     We have been named, along with other leading securities firms, as a defendant in several putative class actions filed in the U.S. District Court for the Southern District of New York in 1998. The court’s order, dated February 11, 1999, consolidated these purported class actions for all purposes as In re Public Offering Fee Antitrust Litigation, Case No. 98 CV 7890 (LMM). The consolidated amended complaint seeks unspecified compensatory damages, treble damages and injunctive relief. The consolidated amended complaint was filed on behalf of purchasers of shares issued in certain initial public offerings for U.S. companies and alleges that defendants conspired in offerings of an amount between $20 million and $80 million to fix the underwriters’ discount at 7.0 percent of the offering amount in violation of Section 1 of the Sherman Act. The court dismissed this consolidated action with prejudice and denied plaintiffs’ motion to amend the complaint and include an issuer plaintiff. The court stated that its decision did not affect any class actions filed on behalf of issuer plaintiffs. The Second Circuit Court of Appeals reversed the district court’s decision on December 13, 2002 and remanded the action to the district court. A motion to dismiss was filed with the district court on March 26, 2003 seeking dismissal of this action and the issuer plaintiff action described below in their entirety, based upon the argument that the determination of underwriting fees is implicitly immune from the antitrust laws because of the extensive federal regulation of the securities markets. Plaintiffs filed their opposition to the motion to dismiss on April 25, 2003. The underwriter defendants filed a motion for leave to file a supplemental memorandum of law in further support of their motion to dismiss on June 10, 2003. The court denied the motion to dismiss based upon implied immunity in its memorandum and order dated June 26, 2003. A supplemental memorandum in support of the motion to dismiss, applicable only to this action because the purported class consists of indirect purchasers, was filed on June 24, 2003 and seeks dismissal based upon the argument that the proposed class members cannot state claims upon which relief can be granted. Plaintiffs filed a supplemental memorandum in opposition to defendants’ motion to dismiss on July 9, 2003. Defendants filed a reply in further support of the motion to dismiss on July 25, 2003. The court entered its memorandum and order granting in part and denying in part the motion to dismiss on February 24, 2004. Plaintiffs’ damage claims were dismissed because they were indirect purchasers. The motion to dismiss was denied with respect to plaintiffs’ claims for injunctive relief. We filed our answer to the consolidated amended complaint on April 22, 2004. Plaintiffs filed a motion for class certification and supporting memorandum of law on September 16, 2004. Class discovery concluded on April 11, 2005. Defendants filed their brief in opposition to plaintiffs’ motion for class certification on May 25, 2005. Plaintiffs’ reply brief in support of their motion for class certification was filed on October 20, 2005. Oral argument with respect to the class certification motion has not yet been scheduled. Discovery is proceeding at this time.
     Similar purported class actions have also been filed against us in the U.S. District Court for the Southern District of New York on behalf of issuer plaintiffs asserting substantially similar antitrust claims based upon allegations that 7.0 percent underwriters’ discounts violate the Sherman Act. These purported class actions were consolidated by the district court as In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation, Case No. 00 CV 7804 (LMM), on May 23, 2001. These complaints also seek unspecified compensatory damages, treble damages and injunctive relief. Plaintiffs filed a consolidated class action complaint on July 6, 2001. The district court denied defendants’ motion to dismiss the complaint on September 30, 2002. Defendants filed a motion to certify the order for interlocutory appeal on October 15, 2002. On March 26, 2003, the motion to dismiss based upon implied immunity was also filed in connection with this action. The court denied the motion to dismiss on June 26, 2003. Plaintiffs filed a motion for class certification and supporting memorandum of law on September 16, 2004. Class discovery concluded on April 11, 2005. Defendants filed their brief in opposition to plaintiffs’ motion for class certification on May 25, 2005. Plaintiffs’ reply brief in support of their motion for class certification was filed on October 20, 2005. Oral argument with respect to the class certification motion has not yet been scheduled. Discovery is proceeding at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2005.
     In addition, a third-party trustee makes open-market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased(1)	per Share	Programs	Programs
Month #1	122,600	$32.34	122,600	228,650
(July 1, 2005 to July 31, 2005)

Month #2	134,292	$32.64	134,292	94,358
(August 1, 2005 to August 31, 2005)

Month #3	86,750	$30.37	86,750	7,608
(September 1, 2005 to September 30, 2005)

Total	343,642	$31.96	343,642

(1)	On January 26, 2005, we announced that our board of directors had authorized us to repurchase up to 1.3 million shares of our outstanding common stock for a maximum aggregate purchase price of $65.0 million. The repurchase program was authorized through December 31, 2005. On October 4, 2005, we completed the purchase of the 1.3 million shares authorized by the board of directors. Purchases under the program were made in the open market pursuant to a 10b5-1 plan established with an independent agent. The 10b5-1 plan was a formula-based plan, with the formula based primarily on the trading volume of our shares in the open market. Accordingly, the timing of repurchases under the plan accelerated or decelerated based on high or low trading volumes, respectively.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 6. EXHIBITS

Exhibit		Method of
Number	Description	Filing
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.1	Risk Factors.	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2005.

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