Form 10-K
period 2005-12-31
PIPER JAFFRAY COMPANIES
filed 2006-03-01
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐ Accelerated Filer ☑ Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the 19,953,546 shares of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates based upon the last sale price, as reported on the New York Stock Exchange, of the Common Stock on June 30, 2005 was approximately $607.2 million.
As of February 27, 2006, the Registrant had 20,716,713 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Parts I, II, and IV of this Annual Report on Form 10-K incorporate by reference information from the Registrant’s 2005 Annual Report to Shareholders that is included in Exhibit 13.1 to this Annual Report on Form 10-K.
     Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be held on May 2, 2006.

PART I
ITEM 1. BUSINESS
Our results for a particular period may not reflect the overall strength of general economic conditions and financial market activity, due to factors that differentiate our business within the financial services industry. For example:
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
ITEM 9B. OTHER INFORMATION
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Exhibit Index
Form of Stock Option Agreement
Summary of Non-Employee Director Compensation Program
Selected Portions of the 2005 Annual Report to Shareholders
Subsidiaries
Consent of Ernst & Young LLP
Power of Attorney
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Section 1350 Certifications

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Form 10-K contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, the future prospects of Piper Jaffray Companies. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under “Risk Factors” in Item 1A, and in our subsequent reports filed with the Securities and Exchange Commission (“SEC”). These reports are available at our Web site at www.piperjaffray.com and at the SEC’s Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.
ITEM 1. BUSINESS.
Overview
     Piper Jaffray Companies is a focused securities firm dedicated to delivering superior financial advice, investment products and transaction execution within targeted sectors of the financial services marketplace. Through our chief operating subsidiary, Piper Jaffray & Co., we have served corporations, government and non-profit entities, institutional investors and the financial advisory needs of private individuals since 1895. Our employees seek to build long-term relationships and to use their expertise to provide value to our clients. Our goals are to be a primary advisor to our investment banking and individual investor clients and to be a leading provider of advice, research and trading execution capabilities to institutional investors. We are headquartered in Minneapolis, Minnesota and have 104 offices in 23 states across the United States and in London, England. We compete nationally in serving corporations, government and non-profit entities, and institutional investors. We compete predominantly across the western half of the United States in serving the financial advisory needs of private individuals. We market our products and services under a single name—Piper Jaffray—which gives us a consistent brand across our businesses.
     Prior to 1998, Piper Jaffray was an independent public company. In 1998, the Piper Jaffray business was acquired by U.S. Bancorp and operated through various subsidiaries and divisions of U.S. Bancorp through 2003. On December 31, 2003, following U.S. Bancorp’s transfer of substantially all of the assets and liabilities of its capital markets business to us, Piper Jaffray again became an independent public company as a result of the tax-free distribution by U.S. Bancorp of our common stock to all of U.S. Bancorp’s shareholders. Our new holding company, Piper Jaffray Companies, was incorporated in Delaware on April 28, 2003, in anticipation of this distribution. In the distribution, each U.S. Bancorp shareholder received one share of our common stock for every 100 shares of U.S. Bancorp common stock held as of the December 22, 2003 record date. A total of 19,334,261 shares was distributed.
     We operate through three reportable segments: Capital Markets, Private Client Services, and Corporate Support and Other. For the year ended December 31, 2005, Capital Markets and Private Client Services contributed approximately 56.2 percent, or $435.8 million, and 44.8 percent, or $347.0 million, of our total net revenues, respectively. Corporate Support and Other recorded negative net revenues of $7.7 million. For financial information regarding each of our reportable segments, see Note 23 to our consolidated financial statements included in our 2005 Annual Report to Shareholders, which is incorporated herein by reference and is included in Exhibit 13.1 to this Form
10-K.
     Our principal executive offices are located at 800 Nicollet Mall, Suite 800, Minneapolis, Minnesota 55402, and our general telephone number is (612) 303-6000. We maintain an Internet Web site at http://www.piperjaffray.com. The information contained on and connected to our Web site is not incorporated into this report. We make available free of charge on or through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and all other reports we file with the SEC, as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the SEC. “Piper Jaffray,” the “Company,” “registrant,” “we,” “us” and “our” refer to Piper Jaffray Companies and our subsidiaries. The Piper Jaffray logo and the other trademarks, tradenames and service marks of Piper Jaffray mentioned in this report, including Piper Jaffray®, are the property of Piper Jaffray.

Capital Markets
     Our Capital Markets business principally consists of two components:
•	Investment Banking Activities – We raise capital through equity and debt offerings for our corporate clients in four focus industries, namely, the consumer, financial institutions, health care and technology industries, primarily focusing on middle-market clients. In addition, we provide financial advisory services relating to mergers and acquisitions to clients in these focus industries, as well as to companies in other industries. For our government and non-profit clients, we underwrite debt issuances and provide financial advisory and interest rate risk management services.

•	Equity and Fixed Income Institutional Sales and Trading – We offer both equity and fixed income financial advisory and trade execution services for public and private corporations, public entities, non-profit clients, institutional investors and individual investor clients. Integral to our capital markets efforts, we have equity sales and trading relationships with institutional investors in the United States and Europe that invest in our focus industries. Our fixed income sales and trading professionals have expertise in corporate, mortgage, agency and municipal securities and cover a range of institutional investors.
Private Client Services
     Our Private Client Services business principally provides individual investors with financial advice and a wide range of financial products and services, including equity and fixed income securities, mutual funds and annuities. We provide these services through our network of branches in the Midwest, Mountain and West Coast states. Our financial advisors work to listen to our clients, understand their needs and deliver individualized advice designed to help clients achieve their financial goals. Our financial advisors use a suite of financial planning, portfolio performance reporting and fixed income portfolio management software tools to help clients with wealth management, retirement planning, education funding, tax-advantaged investing and estate planning strategies.
Corporate Support and Other
     Our Corporate Support and Other segment principally represents business activities not allocated to Capital Markets and Private Client Services, including the costs of being a public company and long-term financing costs. This segment also includes our private equity activities and investments and our venture capital investments.
Financial Information About Geographic Areas
     We are principally engaged in providing securities brokerage, investment banking and related financial services to individuals, corporations, and public sector and non-profit entities in the United States. We also provide sales and trading and investment banking services to selected companies in international jurisdictions, primarily in Europe, through Piper Jaffray Ltd., our brokerage and investment banking subsidiary domiciled in London, England. In September 2005, Piper Jaffray Ltd. commenced trading as a member firm of the London Stock Exchange. Piper Jaffray Ltd. makes markets in, and provides research coverage of, U.K. domestic securities in support of its institutional sales activities, and also provides a full range of investment banking services, including underwriting, to its corporate clients. Net revenues and long-lived assets that are attributable to domestic and foreign operations, primarily representing premises and equipment, are summarized in Note 23 to our consolidated financial statements, which are included in our 2005 Annual Report to Shareholders and incorporated herein by reference and also included in Exhibit 13.1 to this Form 10-K.
Competition
     Our Capital Markets business is subject to intense competition. The industry is dominated by large Wall Street and international firms. We also compete with regional broker dealers and in some cases with small boutique firms. In addition, we compete with alternative trading systems that effect securities transactions through the Internet and other electronic media. Competition is principally based on price, quality of advice and service, reputation, product selection, transaction execution and financial resources. Many of our large competitors have greater financial resources than we have and may have more flexibility to offer a broader set of products and services than we can.
     Our Private Client Services business also is subject to intense competition. Our primary competition is national full-service firms and regional broker dealers in local geographic markets. We also compete for individual clients with discount brokerage services and online financial services firms, which typically provide lower levels of service for a lower price. In addition, we compete against registered investment advisors and, increasingly, more recent market entrants such as insurance companies, commercial banks, savings and loan associations and other firms offering financial services. Competition principally is based on personal relationships with the financial advisor, quality of advice and service, reputation and price.

     In addition, there is significant competition within the securities industry for obtaining and retaining the services of qualified employees. Our business is a human capital business; the performance of our business is dependent on the skills, expertise and performance of our employees. Therefore, our ability to compete effectively is dependent upon attracting and retaining qualified individuals who are motivated to serve the best interests of our clients, thereby serving the best interests of our company. Our ability to attract and retain such employees depends, among other things, on our company’s culture, management, work environment, geographic locations and compensation.
Seasonality
     Our private client and equity trading businesses typically experience something of a slowdown during the summer months. However, seasonality was not a significant factor affecting our results in the third quarter of 2005.
Employees
     As of February 27, 2006, we had approximately 2,830 employees, of whom approximately 880 were registered with the National Association of Securities Dealers (“NASD”) as financial advisors involved in our retail and institutional sales activities.
Regulation
     As a participant in the financial services industry, our business is regulated by U.S. federal and state regulatory agencies, self-regulatory organizations and securities exchanges, and by foreign governmental agencies, regulatory bodies and securities exchanges. We are subject to complex and extensive regulation of most aspects of our business, including the manner in which securities transactions are effected, net capital requirements, recordkeeping and reporting procedures, relationships with customers, the handling of cash and margin accounts, experience and training requirements for certain employees, the manner in which we prevent and detect money-laundering activities, and business procedures with firms that are not members of the self-regulatory organizations in which we participate. The regulatory framework of the financial services industry is designed primarily to safeguard the integrity of the capital markets and to protect customers, not creditors or shareholders. The laws, rules and regulations comprising this regulatory framework can (and do) change frequently, as can the interpretation and enforcement of existing laws, rules and regulations. The timing and effects of such changes are difficult to predict accurately, but may directly affect the manner in which we operate our company, as well as our profitability.
     Our broker dealer subsidiary is registered as a securities broker dealer and as an investment advisor with the SEC and is registered with the Commodity Futures Trading Commission as a futures commission merchant under the Commodity Exchange Act. Our broker dealer subsidiary also is a member of various securities exchanges (including the New York Stock Exchange (“NYSE”)), the NASD and the National Futures Association (“NFA”). The securities exchanges, the NASD, and the NFA are voluntary, self-regulatory bodies composed of members who have agreed to abide by these regulatory organizations’ respective rules and regulations. Each of these organizations can expel, fine and otherwise discipline member firms and their employees.
     Our broker dealer subsidiary is subject to the uniform net capital rule of the SEC (Rule 15c3-1), and the net capital rule of the NYSE. Both rules set a minimum level of net capital a broker dealer must maintain and also require that a portion of the broker dealer’s assets be relatively liquid. Under the NYSE’s rule, the NYSE may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below NYSE requirements. In addition, our broker dealer subsidiary is subject to certain notification requirements related to withdrawals of excess net capital. As a result of these rules, our ability to make withdrawals of capital from our broker dealer subsidiary may be limited.
     Our broker dealer subsidiary is subject to anti-money laundering regulation related to federal prevention efforts aimed at terrorist financing. The USA PATRIOT Act of 2001 contains anti-money laundering and financial transparency laws and mandated the implementation of various regulations that require us to implement standards for verifying client identification at account opening, monitor client transactions and report suspicious activity. Certain of our businesses also are subject to compliance with laws and regulations of U.S. federal and state governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges in the area of privacy of client information. Any failure with respect to our practices, procedures and controls in these areas could subject us to regulatory consequences, including fines, and potentially other liabilities.
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

Executive Officers
     Information regarding our executive officers (all of whom have held their current positions with us since December 31, 2005), and their ages as of February 27, 2006, are as follows:

Name	Age	Position(s)
Andrew S. Duff	48	Chairman and Chief Executive Officer
Addison L. Piper	59	Vice Chairman
James L. Chosy	42	General Counsel and Secretary
Francis E. Fairman	48	Head of Public Finance Services
R. Todd Firebaugh	43	Chief Administrative Officer
Robert W. Peterson	38	Head of Private Client Services
Thomas P. Schnettler	49	Head of Corporate and Institutional Services
Sandra G. Sponem	48	Chief Financial Officer
     Andrew S. Duff is our chairman and chief executive officer. Mr. Duff became chairman and chief executive officer of Piper Jaffray Companies following completion of our spin-off from U.S. Bancorp on December 31, 2003. He has served as chief executive officer of our broker dealer subsidiary since 2000 and as president of our broker dealer subsidiary since 1996. He has been with Piper Jaffray since 1980. Prior to the spin-off from U.S. Bancorp, Mr. Duff also was a vice chairman of U.S. Bancorp from 1999 through 2003.
     Addison L. Piper is our vice chairman. Mr. Piper has worked for Piper Jaffray since 1969, serving as assistant equity syndicate manager, director of securities trading, and director of sales and marketing. He served as chief executive officer from 1983 to 2000 and served as chairman from 1988 to 2003. Since 1998, Mr. Piper also has had responsibility for our venture and private capital fund activities. Mr. Piper also is a member of the board of directors of Renaissance Learning Corporation.
     James L. Chosy is our general counsel and secretary. Mr. Chosy has served in these roles since joining Piper Jaffray in March 2001. From 1995 until joining Piper Jaffray, he was vice president, associate general counsel of U.S. Bancorp. He also served as assistant secretary of U.S. Bancorp from 1995 through 2000 and as secretary in 2001 until his move to Piper Jaffray.
     Francis E. Fairman is head of our Public Finance Services business, a position he has held since July 2005. Prior to that, he served as head of the firm’s public finance investment banking group from 1991 to 2005, as well as the head of the firm’s municipal derivative business from 2002 to 2005. He has been with Piper Jaffray since 1983.
     R. Todd Firebaugh is our chief administrative officer. Mr. Firebaugh joined Piper Jaffray as head of planning and communications in December 2003 after serving Piper Jaffray as a consultant since March 2002. He was named chief administrative officer in November 2004. Prior to joining us, he spent 17 years in marketing and strategy within the financial services industry. Most recently, from 1999 to 2001, he was executive vice president of the corporate management office at U.S. Bancorp, and previously served U.S. Bancorp as senior vice president of small business, insurance and investments.
     Robert W. Peterson is head of our Private Client Services business. Mr. Peterson joined Piper Jaffray in 1993 and attained his current position in April 2005, after serving as head of investment research from April 2003 through March 2005. Mr. Peterson served as our head of equity research from November 2000 until April 2003 and as co-head of equity research from May 2000 until November 2000. From 1993 until May 2000, he was a senior research analyst for Piper Jaffray.
     Thomas P. Schnettler is head of our Corporate and Institutional Services business. He has been with Piper Jaffray since 1986 and has held his current position since July 2005, after serving for three years as head of our Equities and Investment Banking group. Mr. Schnettler previously served as co-head of our investment banking department from 2000 to October 2001, and as head of this department from October 2001 to June 2002. From 1988 to 2000, he served Piper Jaffray as a managing director in our investment banking department.
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

ITEM 1A.	RISK FACTORS.
Developments in market and economic conditions have in the past adversely affected, and may in the future adversely affect, our business and profitability.
          Performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity, which generally have a direct and material impact on our results of operations and financial condition. These conditions are a product of many factors, which are mostly unpredictable and beyond our control, and may affect the decisions made by financial market participants. Uncertain or unfavorable market or economic conditions could result in reduced transaction volumes, reduced revenue and reduced profitability in any or all of our principal businesses. For example:
•	Our investment banking revenue, in the form of underwriting, placement and financial advisory fees, is directly related to the volume and value of the transactions as well as our role in these transactions. In an environment of uncertain or unfavorable market or economic conditions, the volume and size of capital-raising transactions and acquisitions and dispositions typically decrease, thereby reducing the demand for our investment banking services and increasing price competition among financial services companies seeking such engagements, which may reduce the amount of business we do, the size of underwriting, placement and advisory fees we receive and our role in the transactions generating these fees.

•	A downturn in the financial markets may result in a decline in the volume and value of trading transactions and, therefore, may lead to a decline in the revenue we receive from commissions on the execution of trading transactions and, in respect of our market-making activities, a reduction in the value of our trading positions and commissions and spreads.

•	Changes in interest rates, especially if such changes are rapid, high interest rates or uncertainty regarding the future direction of interest rates, may create a less favorable environment for certain of our businesses, particularly our fixed income business, resulting in reduced business volume and reduced revenues.

•	Our revenue generated from commissions and fees paid by individual investors and net interest on their margin loan balances may decline if a market downturn results in decreased transactions, a decrease in assets under management or a decrease in margin loan balances.
          The cyclical nature of the economy and this industry also leads to volatility in our operating margins, due to the fixed nature of a portion of our compensation expenses and many of our non-compensation expenses, as well as the possibility that we will be unable to scale back other costs in a timeframe to match any decreases in revenue relating to changes in market and economic conditions. As a result, our financial performance may vary significantly from quarter to quarter and year to year.
Developments in specific sectors of the economy have in the past adversely affected, and may in the future adversely affect, our business and profitability.
          Our results for a particular period may not reflect the overall strength of general economic conditions and financial market activity, due to factors that differentiate our business within the financial services industry. For example:
•	Volatility in the business environment for the consumer, financial institutions, health care and technology industries, including but not limited to challenging market conditions for these industries that are disproportionately worse than those impacting the economy and markets generally or downturns in these industries that are independent of general economic and market conditions, may adversely affect our capital markets business.

•	A relatively small number of institutional clients generate a meaningful portion of our institutional sales and trading revenues, and failure to replace lost business from our larger institutional clients could materially adversely affect our business and results of operations.

•	Our fixed income activities within our capital markets business are centered on public finance investment banking and municipal sales, and we do not participate in every market that could be identified as a fixed income market. As a result, our results in this area may not correlate with the results of other firms or the fixed income market generally.

•	Clients of our Private Client Services business are, and historically have been, concentrated in the midwestern states of the United States and, to a lesser extent, the mountain and western states. Because of this concentration, a significant downturn in the economy in any of these regions independent of general economic and market conditions could result in decreased private client activity and a decrease in assets under management, leading to lower revenues and reduced profitability in this business.
We may not be able to compete successfully with other companies in the financial services industry who are often larger and better capitalized than we are.
          The financial services industry is extremely competitive, and our revenues and profitability will suffer if we are unable to compete effectively. We compete generally on the basis of such factors as quality of advice and service, reputation, price, product selection, transaction execution and financial resources. With respect to a number of these factors, we may be at a competitive disadvantage because of our relatively small size compared to some of our competitors. Consolidation in the financial services industry has bolstered the geographic reach and the capital base of some of our competitors, affording them greater capacity for risk and potential for innovation than is possible with a comparatively small capital base. Larger financial services firms typically have greater resources than we have, giving them flexibility to offer a broader set of products than we can. For example, larger firms have grown their fixed income businesses by investing in, developing and offering non-traditional products. Because we are smaller, it is more difficult for us to diversify and differentiate our product set, and our fixed income business mix currently is concentrated in traditional categories, potentially with less opportunity for growth than other firms may have. Firms with a larger capital base also have greater flexibility to offer credit products to corporate clients, which can be a significant competitive advantage. To the extent we offer credit products, we expose ourselves to the risk that the counterparty will be unable to meet its obligations, which could lead to financial losses that could adversely affect our business.
          Larger firms may be better able than we are to leverage their fixed cost structure to expand and grow their private client services business. This growth will add to the already intense competitive environment for the desirable, yet relatively small, population of high net worth clients. In addition, changes we are making to our Private Client Services business have resulted in increased business pressures. These changes include a move away from traditional brokerage services where revenues tend to be transactionally based towards broader financial advisory services where there may be greater use of fee-based accounts. Such changes could result in changes in the composition and amount of our private client revenues during the transition period.
We have experienced significant pricing pressure in areas of our business, which may impair our revenues and profitability.
          In recent years we have experienced significant pricing pressures on trading margins and commissions in debt and equity trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to increased price competition and decreased trading margins. In the equity market, we have experienced increased pricing pressure from institutional clients to reduce commissions, and this pressure has been augmented by the increased use of electronic and direct market access trading, which has created additional competitive downward pressure on trading margins. The trend toward using alternative trading systems is continuing to grow, which may result in decreased commission and trading revenue, reduce our participation in the trading markets and our ability to access market information, and lead to the creation of new and stronger competitors. Institutional clients also have pressured financial services firms to alter “soft dollar” practices under which brokerage firms bundle the cost of trade execution with research products and services, and the SEC is considering additional rulemaking in the soft dollar area. Some institutions are entering into arrangements that separate (or “unbundle”) payments for research products or services from sales commissions. These arrangements have increased the competitive pressures on sales commissions and have affected the value our clients place on high-quality research. Additional pressure on sales and trading revenue may impair the profitability of our capital markets business. Moreover, our inability to reach agreement regarding the terms of unbundling arrangements with institutional clients who are actively seeking such arrangements could result in the loss of those clients, which would likely reduce our institutional commissions. We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including by reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins.
Our ability to attract, develop and retain highly skilled and productive employees is critical to the success of our business.
          We face intense competition for qualified employees from other businesses in the financial services industry, and the performance of our business may suffer to the extent we are unable to attract and retain employees effectively, particularly given the relatively small size of our company and our employee base compared to some of our competitors and the geographic locations in which we operate. The primary sources of revenue in each of our business lines are commissions and fees earned on advisory and underwriting transactions and customer accounts managed by our employees, who are regularly recruited by other firms and in most cases are able to take their client relationships with them when they change firms. Some specialized areas of our business are operated by a relatively small number of employees, the loss of any of whom could jeopardize the continuation of that business following the employee’s departure.
          In our Private Client Services business, the mix of experienced and developing financial advisors may affect our results, especially to the extent we replace lost financial advisors with developing financial advisors rather than hiring seasoned advisors who already are highly productive. The future performance of our Private Client Services business will depend, in part, on our ability to retain experienced and highly productive financial advisors, replace lost financial advisors with new recruits of comparable production, increase both the number and productivity of our financial advisors generally and leverage our expense base, and our inability to do so successfully could cause Private Client Services revenues to decline without a comparable decline in expenses.
Our underwriting and market-making activities may place our capital at risk.
          We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we purchased as an underwriter at the anticipated price levels. As an underwriter, we also are subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite. As a market maker, we may own large positions in specific securities, and these undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if our holdings were more diversified.
An inability to readily divest or transfer trading positions may result in financial losses to our business.
          Timely divestiture or transfer of our trading positions can be impaired by decreased trading volume, increased price volatility, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions to which we may be a party and changes in industry and government regulations. While we hold a security, we are vulnerable to price and value fluctuations and may experience financial losses to the extent the value of the security decreases and we are unable to timely divest, hedge or transfer our trading position in that security. The value may decline as a result of many factors, including company-specific, market or geopolitical events. Changing market practices also are increasing the risks associated with trading positions. For example, in order to win business, firms increasingly are committing to purchase large blocks of stock from issuers or significant shareholders, and block trades increasingly are being effected without an opportunity for us to pre-market the transaction, which increases the risk that we may be unable to resell the purchased securities at favorable prices. In addition, increasing reliance on revenues from hedge funds and hedge fund advisors, which are less regulated than many investment company and advisor clients, may expose us to greater risk of financial loss from unsettled trades than is the case with other types of institutional investors. Concentration of risk may result in losses to us even when economic and market conditions are generally favorable for others in our industry.
Use of derivative instruments as part of our risk management techniques may place our capital at risk, while our risk management techniques themselves may not fully mitigate our market risk exposure.
          Our capital markets businesses may use futures, options and swaps to hedge inventory. Our fixed income business manages a portfolio of interest rate swaps that hedge the residual cash flows resulting from a tender option bond program. Our fixed income business also provides swaps and other interest rate hedging products to public finance clients, which our company in turn hedges through a counterparty. There are risks inherent in our use of these products, including counterparty exposure and basis risk. Counterparty exposure refers to the risk that the amount of collateral in our possession on any given day may not be sufficient to fully cover the current value of the swaps if a counterparty were to suddenly default. Basis risk refers to risks associated with swaps used in connection with the tender option bond program, where changes in the value of the swaps may not exactly mirror changes in the value of the cash flows they are hedging. It is possible that losses may occur from our current exposure to derivative and interest rate hedging products and expected increasing use of these products in the future.
          We continue to refine our risk management techniques, strategies and assessment methods on an ongoing basis. However, our risk management techniques and strategies may not be fully effective in mitigating our risk exposure in all economic market environments or against all types of risk, including risks that we might fail to identify or anticipate. Some of our strategies for managing risk are based upon our use of observed historical market behavior. We apply statistical and other tools to these observations to quantify our risk exposure. Any failures in our risk management techniques and strategies to accurately quantify our risk exposure could limit our ability to manage risks. In addition, any risk management failures could cause our losses to be significantly greater than the historical measures indicate. Further, our quantified modeling does not take all risks into account. Our more qualitative approach to managing those risks could prove insufficient, exposing us to material unanticipated losses.
An inability to access capital readily or on terms favorable to us could impair our ability to fund operations and could jeopardize our financial condition.
          Ready access to funds is essential to our business. In the future we may need to incur debt or issue equity in order to fund our working capital requirements, as well as to make acquisitions and other investments. In addition to maintaining a cash position, we rely on bank financing as well as other funding sources such as the repurchase and securities lending markets for funds. Our access to funding sources could be hindered by many factors. Those factors that are specific to our business include the possibility that lenders could develop a negative perception of our long-term or short-term financial prospects if we incurred large trading losses or if the level of our business activity decreased due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities took significant action against us, or if we discovered that one of our employees had engaged in serious unauthorized or illegal activity.
We may make strategic acquisitions of businesses, engage in joint ventures or divest or exit existing businesses, which could cause us to incur unforeseen expense and have disruptive effects on our business but may not yield the benefits we expect.
          From time to time, we may consider acquisitions of other businesses or joint ventures with other businesses. Any acquisition or joint venture that we determine to pursue will be accompanied by a number of risks. After we announce or complete an acquisition or joint venture, our share price could decline if investors view the transaction as too costly or unlikely to improve our competitive position. Costs or difficulties relating to such a transaction, including integration of products, employees, technology systems, accounting systems and management controls, may be greater than expected. We may be unable to retain key personnel after the transaction, and the transaction may impair relationships with customers and business partners. These difficulties could disrupt our ongoing business, increase our expenses and adversely affect our operating results and financial condition. In addition, we may be unable to achieve anticipated benefits and synergies from the transaction as fully as expected or within the expected time frame. Divestitures or elimination of existing businesses or products could have similar effects.
Our technology systems, including outsourced systems, are critical components of our operations, and failure of those systems or other aspects of our operations infrastructure may disrupt our business, cause financial loss and constrain our growth.
          We typically transact thousands of securities trades on a daily basis across multiple markets. Our data processing, financial, accounting and other technology and operating systems are essential to this task. A system malfunction or mistake made relating to the processing of our clients’ transactions could result in financial loss, liability to clients, regulatory intervention, reputational damage and constraints on our ability to grow. We outsource a substantial portion of our critical data processing activities, including trade processing and back office data processing. For example, we have entered into contracts with Thomson Financial, Inc. pursuant to which Thomson Financial handles our trade and back office processing, and Unisys Corporation, pursuant to which Unisys supports our data center and network management technology needs. We also contract with other third parties for our market data services, which constantly broadcast news, quotes, analytics and other relevant information to our employees. We contract with other vendors to produce and mail our customer statements and to provide other services. In the event that any of these service providers fails to adequately perform such services or the relationship between that service provider and us is terminated, we may experience a significant disruption in our operations, including our ability to timely and accurately process our clients’ transactions or maintain complete and accurate records of those transactions.
          Adapting or developing our technology systems to meet new regulatory requirements, client needs and industry demands also is critical for our business. Introduction of new technologies present new challenges on a regular basis. We have an ongoing need to upgrade and improve our various technology systems, including our data processing, financial, accounting and trading systems. This need could present operational issues or require significant capital spending. It also may require us to make additional investments in technology systems and may require us to reevaluate the current value and/or expected useful lives of our technology systems, which could negatively impact our results of operations.
          Secure processing, storage and transmission of confidential and other information in our computer systems and networks also is critically important to our business. We take protective measures and endeavor to modify them as circumstances warrant. However, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.
          A disruption in the infrastructure that supports our business due to fire, natural disaster, power or communication failure, act of terrorism or war may affect our ability to service and interact with our clients. If we are not able to implement contingency plans effectively, any such disruption could harm our results of operations.

Our business is subject to extensive regulation that limits our business activities, and a significant regulatory action against our company may have a material adverse financial effect or cause significant reputational harm to our company.
          As a participant in the financial services industry, we are subject to complex and extensive regulation of many aspects of our business by U.S. federal and state regulatory agencies, securities exchanges and other self-regulatory organizations and by foreign governmental agencies, regulatory bodies and securities exchanges. Generally, the requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us. These requirements are not designed to protect our shareholders. Consequently, these regulations often serve to limit our activities, through net capital, customer protection and market conduct requirements and restrictions on the businesses in which we may operate or invest. Compliance with many of these regulations entails a number of risks, particularly in areas where applicable regulations may be unclear. In addition, regulatory authorities in all jurisdictions in which we conduct business may intervene in our business and we and our employees could be fined or otherwise disciplined for violations or prohibited from engaging in some of our business activities.
          With the integrity of the financial markets having been called into question in recent years, the current environment poses heightened risk of regulatory action, which could adversely affect our ability to conduct our business or could result in fines or reputational damage to our company. Additionally, many of the issues that face the financial services industry are complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with them. Moreover, new laws or regulations or changes in the interpretation or enforcement of existing laws or regulations may also adversely affect our business. For example, the Sarbanes-Oxley Act and the rules of the SEC, the NYSE and the NASD have necessitated significant changes to corporate governance and public disclosure. These provisions generally apply to companies with securities listed on U.S. securities exchanges and some provisions apply to non-U.S. issuers with securities traded on U.S. securities exchanges. To the extent that private companies forgo initial public offerings, non-U.S. issuers decline to list their securities in the United States or undertake merger or acquisition transactions, in order to avoid being listed in the United States and subject to these regulations, or companies fail to undertake merger or acquisition transactions due to such provisions, our business may be adversely affected. In addition, the scope of new legal and regulatory requirements could require us to invest in additional resources to ensure compliance, and new accounting and disclosure requirements could adversely affect our business.
Regulatory capital requirements may limit our ability to expand or maintain present levels of our business or impair our ability to meet our financial obligations.
          We are subject to the SEC’s uniform net capital rule (Rule 15c3-1) and the net capital rule of the NYSE, which may limit our ability to make withdrawals of capital from Piper Jaffray & Co., our broker dealer subsidiary. The uniform net capital rule sets the minimum level of net capital a broker dealer must maintain and also requires that a portion of its assets be relatively liquid. The NYSE may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below its requirements. Our U.K.-based broker dealer subsidiary is also subject to similar limitations under U.K. laws. As Piper Jaffray Companies is a holding company, we depend on dividends, distributions and other payments from our subsidiaries to fund all payments on our obligations, including any share repurchases that we may make. These regulatory restrictions may impede access to funds our holding company needs to make payments on any such obligations. In addition, underwriting commitments require a charge against net capital and, accordingly, our ability to make underwriting commitments may be limited by the requirement that we must at all times be in compliance with the applicable net capital regulations.
Our exposure to legal liability is significant, and could lead to substantial damages.
          We face significant legal risks in our businesses. These risks include potential liability under securities laws and regulations in connection with our investment banking and other corporate finance transactions. The volume and amount of damages claimed in litigation, arbitrations, regulatory enforcement actions and other adversarial proceedings against financial services firms have increased in recent years, and companies in our industry increasingly are exposed to claims for recommending investments that are not consistent with a client’s investment objectives or engaging in unauthorized or excessive trading. Our experience has been that adversarial proceedings against financial services firms typically increase during a market downturn. We also are subject to claims from disputes with our employees and our former employees under various circumstances. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Legal or regulatory matters involving our directors, officers or employees in their individual capacities also may create exposure for us because we may be obligated or may choose to indemnify the affected individuals against liabilities and expenses they incur in connection with such matters to the extent permitted under applicable law. In addition, like other financial services companies, we may face the possibility of employee fraud or misconduct. The precautions we take to prevent and detect this activity may not be effective in all cases and we cannot assure you that we will be able to deter or prevent fraud or misconduct. Exposures from and expenses incurred related to any of the foregoing actions or proceedings could have a negative impact on our results of operations and financial condition.
The business operations that we conduct outside of the United States subject us to unique risks.
          To the extent we conduct business outside the United States, we are subject to risks including, without limitation, the risk that we will be unable to provide effective operational support to these business activities, the risk of non-compliance with foreign laws and regulations, the general economic and political conditions in countries where we conduct business and currency fluctuations. If we are unable to manage these risks effectively, our reputation and results of operations could be harmed.
We may suffer losses if our reputation is harmed.
          Our ability to attract and retain customers and employees may be diminished to the extent our reputation is damaged. If we fail, or are perceived to fail, to address various issues that may give rise to reputational risk, we could harm our business prospects. These issues include, but are not limited to, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, customer privacy, record-keeping, sales and trading practices, and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products and services. Failure to appropriately address these issues could give rise to additional complaints, claims and enforcement proceedings against us, which could, in turn, subject us to fines, judgments and other penalties.
Our stock price may fluctuate as a result of several factors, including but not limited to changes in our revenues and operating results.
          We have experienced, and expect to experience in the future, fluctuations in the market price of our common stock due to factors that relate to the nature of our business, including but not limited to changes in our revenues and operating results. We may not achieve steady and predictable earnings on a quarterly basis, which could cause fluctuations in our stock price. Other factors that may affect our stock price include changes in competitive conditions in the securities industry, developments in regulation affecting our business, failure to meet the expectations of market analysts and changes in recommendations by market analysts.
Provisions in our certificate of incorporation and bylaws and of Delaware law may prevent or delay an acquisition of our company, which could decrease the market value of our common stock.
          Our certificate of incorporation and bylaws and Delaware law contain provisions that are intended to deter abusive takeover tactics by making them unacceptably expensive to the raider and to encourage prospective acquirors to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include a classified board of directors and limitations on actions by our shareholders by written consent. In addition, our board of directors has the right to issue preferred stock without shareholder approval, which could be used to dilute the stock ownership of a potential hostile acquiror. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15 percent or more of our outstanding common stock. In connection with our spin-off from U.S. Bancorp we adopted a rights agreement, which would impose a significant penalty on any person or group that acquires 15 percent or more of our outstanding common stock without the approval of our board of directors. We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal, and are not intended to make our company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of our company and our shareholders.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     Not applicable.
ITEM 2. PROPERTIES.
     As of February 27, 2006, we conducted our operations through more than 102 offices, of which 91 included Private Client Services operations and 22 included Capital Markets operations, in 22 states and in London, England. All of our offices are leased. Our principal executive offices are located at 800 Nicollet Mall, Suite 800, Minneapolis, Minnesota and, as of February 27, 2006, comprise approximately 320,000 square feet of leased space. We have entered into a sublease arrangement with U.S. Bancorp, as lessor, for our offices at 800 Nicollet Mall, the term of which expires on May 29, 2014.
ITEM 3. LEGAL PROCEEDINGS.
     Due to the nature of our business, we are involved in a variety of legal proceedings on a continuous basis. These proceedings include litigation, arbitration and regulatory proceedings, which may arise from, among other things, client account activity, underwriting or other transactional activity, employment matters, regulatory examinations of our businesses and investigations of securities industry practices by governmental agencies and self-regulatory organizations. The securities industry is highly regulated, and the regulatory scrutiny applied to securities firms has increased dramatically in recent years, resulting in a higher number of regulatory investigations and enforcement actions and significantly greater uncertainty regarding the likely outcome of these matters. The number of litigation and arbitration proceedings also has increased in recent years. Accordingly, in recent years we have incurred, and may incur in the future, higher expenses for legal proceedings than previously.
     At the time of our spin-off from U.S. Bancorp, we assumed liability for certain legal proceedings that named U.S. Bancorp as a defendant but related to the business we managed when Piper Jaffray was a subsidiary of U.S. Bancorp. In those situations, we generally have agreed with U.S. Bancorp that we will manage the proceedings and indemnify U.S. Bancorp for the related expenses, including the amount of any judgment. In turn, U.S. Bancorp agreed to indemnify us for certain legal proceedings relating to our business prior to the spin-off (as described in Note 14 to our consolidated financial statements, included in this Form 10-K).
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
Initial Public Offering Allocation Litigation
     We have been named, along with other leading securities firms, as a defendant in many putative class actions filed in 2001 and 2002 in the U.S. District Court for the Southern District of New York involving the allocation of securities in certain initial public offerings. The court’s order, dated August 8, 2001, transferred all related class action complaints for coordination and pretrial purposes as In re Initial Public Offering Allocation Securities Litigation, Master File No. 21 MC 92 (SAS). These complaints assert claims pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The claims are based, in part, upon allegations that between 1998 and 2000, in connection with acting as an underwriter of certain initial public offerings of technology and Internet-related companies, we obtained excessive compensation by allocating shares in these initial public offerings to preferred customers who, in return, purportedly agreed to pay additional compensation to us in the form of excess commissions that we failed to disclose. The complaints also allege that our customers who received favorable allocations of shares in initial public offerings agreed to purchase additional shares of the same issuer in the secondary market at pre-determined prices. These complaints seek unspecified damages. The defendants’ motions to dismiss the complaints were filed on July 1, 2002, and oral argument on the motions to dismiss was heard on November 14, 2002. The court entered its order largely denying the motions to dismiss on February 19, 2003. A status conference was held with the court on July 11, 2003, for purposes of establishing a case management plan setting forth discovery deadlines, selecting focus cases and briefing class certification. Seventeen focus cases were selected, including eleven cases for purposes of merits discovery and six cases for purposes of class certification. We are named defendants in two of the merits focus cases and none of the class certification focus cases. On October 13, 2004, the court issued an opinion largely granting plaintiffs’ motions for class certification in the six class certification focus cases. Defendants filed a petition seeking leave to appeal the class certification ruling on October 27, 2004. Plaintiffs filed their opposition to the petition on November 8, 2004, and defendants filed their reply in further support of the petition on November 15, 2004. The United States Court of Appeals for the Second Circuit granted the defendants’ petition on June 30, 2005. Defendants filed their brief on October 3, 2005. Plaintiffs’ response was filed on December 19, 2005, and defendants filed their reply on January 27, 2006. Oral arguments were scheduled for February 28, 2006 but subsequently have been postponed. Discovery is proceeding at this time with respect to the remaining eleven focus cases selected for merits discovery.
Initial Public Offering Fee Antitrust Litigation
     We have been named, along with other leading securities firms, as a defendant in several putative class actions filed in the U.S. District Court for the Southern District of New York in 1998. The court’s order, dated February 11, 1999, consolidated these purported class actions for all purposes as In re Public Offering Fee Antitrust Litigation, Case No. 98 CV 7890 (LMM). The consolidated amended complaint seeks unspecified compensatory damages, treble damages and injunctive relief. The consolidated amended complaint was filed on behalf of purchasers of shares issued in certain initial public offerings for U.S. companies and alleges that defendants conspired in offerings of an amount between $20 million and $80 million to fix the underwriters’ discount at 7.0 percent of the offering amount in violation of Section 1 of the Sherman Act. The court dismissed this consolidated action with prejudice and denied plaintiffs’ motion to amend the complaint and include an issuer plaintiff. The court stated that its decision did not affect any class actions filed on behalf of issuer plaintiffs. The Second Circuit Court of Appeals reversed the district court’s decision on December 13, 2002 and remanded the action to the district court. A motion to dismiss was filed with the district court on March 26, 2003 seeking dismissal of this action and the issuer plaintiff action described below in their entirety, based upon the argument that the determination of underwriting fees is implicitly immune from the antitrust laws because of the extensive federal regulation of the securities markets. Plaintiffs filed their opposition to the motion to dismiss on April 25, 2003. The underwriter defendants filed a motion for leave to file a supplemental memorandum of law in further support of their motion to dismiss on June 10, 2003. The court denied the motion to dismiss based upon implied immunity in its memorandum and order dated June 26, 2003. A supplemental memorandum in support of the motion to dismiss, applicable only to this action because the purported class consists of indirect purchasers, was filed on June 24, 2003 and sought dismissal based upon the argument that the proposed class members cannot state claims upon which relief can be granted. Plaintiffs filed a supplemental memorandum in opposition to defendants’ motion to dismiss on July 9, 2003, and defendants filed a reply in further support of the motion to dismiss on July 25, 2003. The court entered its memorandum and order granting in part and denying in part the motion to dismiss on February 24, 2004. Plaintiffs’ damage claims were dismissed because they were indirect purchasers, but the motion to dismiss was denied with respect to plaintiffs’ claims for injunctive relief. We filed our answer to the consolidated amended complaint on April 22, 2004. Plaintiffs filed a motion for class certification and supporting memorandum of law on September 16, 2004. Class discovery concluded on April 11, 2005, and defendants filed their brief in opposition to plaintiffs’ motion for class certification on May 25, 2005. Plaintiffs’ reply brief in support of their motion for class certification was filed on October 20, 2005, and defendants filed a surreply brief in opposition to class certification on November 15, 2005. Oral argument with respect to the class certification motion has not yet been scheduled. Plaintiffs filed a summary judgment motion on liability on October 25, 2005. Discovery is proceeding at this time.
     Similar purported class actions also have been filed against us in the U.S. District Court for the Southern District of New York on behalf of issuer plaintiffs asserting substantially similar antitrust claims based upon allegations that 7.0 percent underwriters’ discounts violate the Sherman Act. These purported class actions were consolidated by the district court as In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation, Case No. 00 CV 7804 (LMM), on May 23, 2001. These complaints also seek unspecified compensatory damages, treble damages and injunctive relief. Plaintiffs filed a consolidated class action complaint on July 6, 2001. The district court denied defendants’ motion to dismiss the complaint on September 30, 2002. Defendants filed a motion to certify the order for interlocutory appeal on October 15, 2002. On March 26, 2003, a motion to dismiss based upon implied immunity was also filed in connection with this action. The court denied the motion to dismiss on June 26, 2003. Plaintiffs filed a motion for class certification and supporting memorandum of law on September 16, 2004. Class discovery concluded on April 11, 2005. Defendants filed their brief in opposition to plaintiffs’ motion for class certification on May 25, 2005, and plaintiffs’ reply brief in support of their motion for class certification was filed on October 20, 2005. Defendants filed a surreply brief in opposition to class certification on November 15, 2005. Oral argument with respect to the class certification motion has not yet been scheduled. Plaintiffs filed a summary judgment motion on liability on October 25, 2005. Discovery is proceeding at this time.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     During the fourth quarter of 2005, we did not submit any matters to a vote of our shareholders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     The section of our 2005 Annual Report to Shareholders entitled “Market for Piper Jaffray Common Stock and Related Shareholder Matters” is incorporated herein by reference and also is included in Exhibit 13.1 to this Form 10-K.
     A third-party trustee makes open market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.
     The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended December 31, 2005.

Total Number of Shares
	Total Number of		Purchased as Part of	Maximum Number of Shares
	Shares	Average Price	Publicly Announced	that May Yet Be Purchased
Period	Purchased(1)	Paid per Share	Plans or Programs	Under the Plans or Programs
Month #1 (October 1, 2005 to October 31, 2005)	7,608	$30.31	7,608	0

(1)	On January 26, 2005, we announced that our board of directors had authorized us to repurchase up to 1.3 million shares of our outstanding common stock for a maximum aggregate purchase price of $65.0 million. The repurchase program was authorized through December 31, 2005. On October 4, 2005, we completed the purchase of the 1.3 million shares authorized by the board of directors. Purchases under the program were made in the open market pursuant to a 10b5-1 plan established with an independent agent. The 10b5-1 plan was a formula-based plan, with the formula based primarily on the trading volume of our shares in the open market. Accordingly, the timing of repurchases under the plan accelerated or decelerated based on high or low trading volumes, respectively.
ITEM 6. SELECTED FINANCIAL DATA.
     The section of our 2005 Annual Report to Shareholders entitled “Selected Financial Data” is incorporated herein by reference and also is included in Exhibit 13.1 to this Form 10-K.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The section of our 2005 Annual Report to Shareholders entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference and also is included in Exhibit 13.1 to this Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
     The section of our 2005 Annual Report to Shareholders entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Enterprise Risk Management” is incorporated herein by reference and also is included in Exhibit 13.1 to this Form
10-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The consolidated financial statements and notes thereto included in our 2005 Annual Report to Shareholders are incorporated herein by reference and also are included in Exhibit 13.1 to this Form 10-K. The section of our 2005 Annual Report to Shareholders entitled “Supplemental Information—Quarterly Information” is incorporated herein by reference and also is included in Exhibit 13.1 to this Form
10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the fourth quarter of our fiscal year ended December 31, 2005, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Management’s Report on Internal Control Over Financial Reporting and the attestation report of our independent registered public accounting firm on management’s assessment of internal control over financial reporting are included in our 2005 Annual Report to Shareholders and are incorporated herein by reference, and these reports also are included in Exhibit 13.1 to this Form 10-K.
ITEM 9B. OTHER INFORMATION.
     Not applicable.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The information regarding our executive officers included in Part I of this Form 10-K under the caption “Executive Officers” is incorporated herein by reference. The information in the definitive proxy statement for our 2006 annual meeting of shareholders to be held on May 2, 2006, under the captions “Class III Directors—Nominees for Terms Ending in 2009,” “Class I Directors—Terms Ending in 2007,” “Class II Directors—Terms Ending in 2008,” “Information Regarding the Board of Directors and Corporate Governance—Committees of the Board—Audit Committee,” “Information Regarding the Board of Directors and Corporate Governance—Codes of Ethics and Business Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION.
     The information in the definitive proxy statement for our 2006 annual meeting of shareholders to be held on May 2, 2006, under the captions “Executive Compensation” (excluding information under the caption “Executive Compensation—Report of the Compensation Committee”), “Certain Relationships and Related Transactions—Compensation Committee Interlocks and Insider Participation” and “Information Regarding the Board of Directors and Corporate Governance—Compensation Program for Non-Employee Directors” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.
     The information in the definitive proxy statement for our 2006 annual meeting of shareholders to be held on May 2, 2006, under the captions “Security Ownership—Beneficial Ownership of Directors, Nominees and Executive Officers,” “Security Ownership—Beneficial Owners of More than Five Percent of Our Common Stock” and “ Item 2—Outstanding Equity Awards” are incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The information in the definitive proxy statement for our 2006 annual meeting of shareholders to be held on May 2, 2006, under the caption “Certain Relationships and Related Transactions—Related Transactions Involving Our Directors and Executive Officers” is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The information in the definitive proxy statement for our 2006 annual meeting of shareholders to be held on May 2, 2006, under the captions “Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Fees” and “Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Services Pre-Approval Policy” is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1) FINANCIAL STATEMENTS OF THE COMPANY.
     The Consolidated Financial Statements incorporated herein by reference and included in Exhibit 13.1 to this Form 10-K are listed on page F-1 by reference to the corresponding page numbers in our 2005 Annual Report to Shareholders.
(a)(2) FINANCIAL STATEMENT SCHEDULES.
     The financial statement schedule required to be filed hereunder is listed on page F-1. All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.
     (a)(3) EXHIBITS.

Exhibit		Method of
Number	Description	Filing
2.1	Separation and Distribution Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	(1)

3.1	Amended and Restated Certificate of Incorporation.	(1)

3.2	Amended and Restated Bylaws.	(1)

4.1	Form of Specimen Certificate for Piper Jaffray Companies Common Stock.	(2)

4.2	Rights Agreement, dated as of December 31, 2003, between Piper Jaffray Companies and Mellon Investor Services LLC, as Rights Agent. #	(1)

10.1	Employee Benefits Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	(1)

10.2	Tax Sharing Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	(1)

10.3	Insurance Matters Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	(1)

10.4	Subordinated Loan Agreement, dated as of December 22, 2003, between USB Holdings, Inc. and U.S. Bancorp Piper Jaffray Inc.	(1)

10.5	Sublease Agreement, dated as of September 18, 2003, between U.S. Bancorp and U.S. Bancorp Piper Jaffray Inc.	(3)

10.6	Summary of Employment Arrangement with Addison L. Piper.*	(4)

10.7	Form of Cash Award Agreement.*	(1)

10.8	U.S. Bancorp Piper Jaffray Inc. Second Century 2000 Deferred Compensation Plan.*	(1)

10.9	U.S. Bancorp Piper Jaffray Inc. Second Century Growth Deferred Compensation Plan (As Amended and Restated Effective September 30, 1998).*	(1)

10.10	Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (“LTIP”).*	(5)

10.11	Form of Stock Option Agreement for Annual Employee Grant under the LTIP.*	Filed herewith

Exhibit		Method of
Number	Description	Filing
10.12	Form of Restricted Stock Agreement for Annual Employee Grant under the LTIP.*	(5)

10.13	Form of Stock Option Agreement for Non-Employee Director Grants under the LTIP.*	(5)

10.14	Piper Jaffray Companies Deferred Compensation Plan for Non-Employee Directors.*	(6)

10.15	Summary of Non-Employee Director Compensation Program.*	Filed herewith

10.16	Summary of 2006 Annual Incentive Program for Certain Executive Officers.*	(7)

13.1	Selected Portions of the 2005 Annual Report to Shareholders.	Filed herewith

21.1	Subsidiaries of Piper Jaffray Companies.	Filed herewith

23.1	Consent of Ernst & Young LLP.	Filed herewith

24.1	Power of Attorney.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Section 1350 Certifications.	Filed herewith

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

#	The Company hereby agrees to furnish supplementally to the Commission upon request any omitted exhibit or schedule.

(1)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year end December 31, 2003, filed with the Commission on March 8, 2004, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Form 10, filed with the Commission on June 25, 2003, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Amendment No. 2 to Form 10, filed with the Commission on October 23, 2003, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Amendment No. 1 to Form 10, filed with the Commission on August 22, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, filed with the Commission on August 4, 2004.

(6)	Incorporated herein by reference to Item 1.01 of the Company’s Form 8-K, filed with the Commission on December 15, 2004.

(7)	Incorporated herein by reference to Item 1.01 of the Company’s Form 8-K, filed with the Commission on February 23, 2006.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2006.

PIPER JAFFRAY COMPANIES
By /s/ Andrew S. Duff
Its Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2006.

SIGNATURE	TITLE

/s/ Andrew S. Duff	Chairman, Chief Executive Officer and Director
Andrew S. Duff	(Principal Executive Officer)

/s/ Sandra G. Sponem	Chief Financial Officer (Principal Financial and
Sandra G. Sponem	Accounting Officer)

/s/ Addison L. Piper	Vice Chairman and Director
Addison L. Piper

/s/ Michael R. Francis	Director
Michael R. Francis

/s/ B. Kristine Johnson	Director
B. Kristine Johnson

/s/ Samuel L. Kaplan	Director
Samuel L. Kaplan

/s/ Frank L. Sims	Director
Frank L. Sims

/s/ Jean M. Taylor	Director
Jean M. Taylor

/s/ Richard A. Zona	Director
Richard A. Zona

PIPER JAFFRAY COMPANIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

	Page
	Form	Annual
	10-K	Report
Consolidated Financial Statements

Management’s Report on Internal Control Over Financial Reporting		32

Report of Independent Registered Public Accounting Firm		33

Report of Independent Registered Public Accounting Firm		34

Consolidated Financial Statements

Consolidated Statements of Financial Condition		35

Consolidated Statements of Operations		36

Consolidated Statements of Changes in Shareholders’ Equity		37

Consolidated Statements of Cash Flows		38

Notes to Consolidated Financial Statements		39

Financial Statement Schedule

Schedule I — Piper Jaffray Companies (Parent Company Only) Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Statements of Financial Condition	F-3

Statements of Operations	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of Piper Jaffray Companies (Parent Company Only)
We have audited the accompanying statements of financial condition of Piper Jaffray Companies (Parent Company Only) as of December 31, 2005 and 2004, and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Piper Jaffray Companies (Parent Company Only) at December 31, 2005 and 2004, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.
                    /s/ Ernst & Young LLP
Minneapolis, Minnesota
February 24, 2006

Piper Jaffray Companies
(Parent Company Only)
Statements of Financial Condition

	December 31,
(Amounts in thousands)	2005	2004
Assets

Cash and cash equivalents	$1,906	$—
Investment in and advances to subsidiaries	752,921	726,932

	$754,827	$726,932

Liabilities and Shareholders’ Equity

Other liabilities and accrued expenses	$—	$1,504

Shareholders’ equity	754,827	725,428

Total liabilities and shareholders’ equity	$754,827	$726,932

See Notes to Financial Statements

Piper Jaffray Companies
(Parent Company Only)
Statements of Operations

	Year Ended December 31,
(Dollars in thousands)	2005	2004
Revenues:

Dividends from subsidiaries	$1,900	$2,368
Interest income	24	—

Total revenues	1,924	2,368

Interest expense	—	—

Net revenues	1,924	2,368

Non-interest expenses:

Total non-interest expenses	4,774	5,852

Loss before income tax benefit and equity in undistributed income of subsidiaries	(2,850)	(3,484)

Income tax benefit	(980)	(1,280)

Loss of parent company	(1,870)	(2,204)

Equity in undistributed income of subsidiaries	41,953	52,552

Net income	$40,083	$50,348

See Notes to Financial Statements

Piper Jaffray Companies
(Parent Company Only)
Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2005	2004
Operating Activities:

Net income	$40,083	$50,348
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	292	300
Equity in undistributed income of subsidiaries	(41,953)	(52,552)

Net cash used in operating activities	(1,578)	(1,904)

Financing Activities:

Advances from subsidiaries	46,096	1,904
Repurchase of common stock	(42,612)	—

Net cash provided by financing activities	3,484	1,904

Net increase in cash and cash equivalents	1,906	—

Cash and cash equivalents at beginning of year	—	—

Cash and cash equivalents at end of year	$1,906	$—

Supplemental disclosures of cash flow information
Cash received during the year for:
Interest	$24	$—
Income taxes	$980	$1,280
See Notes to Financial Statements

Piper Jaffray Companies
(Parent Company Only)
Notes to Financial Statements
Note 1 Background
Background
     Piper Jaffray Companies (“Parent Company”) is the parent company of Piper Jaffray & Co. (“Piper Jaffray”), a securities broker dealer and investment banking firm; Piper Jaffray Ltd., a firm providing securities brokerage and investment banking services in Europe through an office located in London, England; Piper Jaffray Financial Products Inc. and Piper Jaffray Financial Products II Inc., two entities that facilitate Piper Jaffray Companies customer derivative transactions; and Piper Jaffray Ventures Inc. (“Piper Jaffray Ventures”), which served until December 31, 2004, as a venture capital firm managing funds that invested in emerging growth companies. Effective December 31, 2004, the management of these funds transitioned to an independent company.
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
     The Parent Company had no operating activity during the period from its date of incorporation on April 28, 2003, through December 31, 2003, and thus, no Statement of Operations or Statement of Cash Flows are presented for this period.
General
     The financial information of the Parent Company should be read in conjunction with the consolidated financial statements of Piper Jaffray Companies and the notes thereto in the Piper Jaffray Companies 2005 Annual Report to Shareholders and also included in Exhibit 13.1 to this Form 10-K.
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
Note 2 Dividend Restrictions
     As a registered broker dealer and member firm of the NYSE, Piper Jaffray is subject to the Uniform Net Capital Rule of the SEC and the net capital rule of the NYSE. Piper Jaffray has elected to use the alternative method permitted by the SEC rule, which requires that it maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as such term is defined in the SEC rule. Under the NYSE rule, the NYSE may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. As of December 31, 2005, Piper Jaffray exceeded 5 percent of aggregate debits by $286.4 million. Advances to affiliates, repayment of subordinated debt, dividend payments and other equity withdrawals

Piper Jaffray Companies
(Parent Company Only)
Notes to Financial Statements
by Piper Jaffray are subject to certain notification and other provisions of the SEC and NYSE rules. In addition, Piper Jaffray is subject to certain notification requirements related to withdrawals of excess net capital.
Note 3 Guarantees
     The Parent Company has guaranteed certain obligations and activities of Piper Jaffray Ltd. related to lease obligations, underwriting activities and custody and clearance arrangements with counterparties. In addition, the Parent Company has guaranteed the performance of certain of its subsidiaries derivatives activities.
Note 4 Reclassifications
     Certain prior period amounts have been reclassified to conform to the current year presentation.

Exhibit Index

Exhibit		Method of
Number	Description	Filing
2.1	Separation and Distribution Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	(1)

3.1	Amended and Restated Certificate of Incorporation.	(1)

3.2	Amended and Restated Bylaws.	(1)

4.1	Form of Specimen Certificate for Piper Jaffray Companies Common Stock.	(2)

4.2	Rights Agreement, dated as of December 31, 2003, between Piper Jaffray Companies and Mellon Investor Services LLC, as Rights Agent. #	(1)

10.1	Employee Benefits Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	(1)

10.2	Tax Sharing Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	(1)

10.3	Insurance Matters Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	(1)

10.4	Subordinated Loan Agreement, dated as of December 22, 2003, between USB Holdings, Inc. and U.S. Bancorp Piper Jaffray Inc.	(1)

10.5	Sublease Agreement, dated as of September 18, 2003, between U.S. Bancorp and U.S. Bancorp Piper Jaffray Inc.	(3)

10.6	Summary of Employment Arrangement with Addison L. Piper.*	(4)

10.7	Form of Cash Award Agreement.*	(1)

10.8	U.S. Bancorp Piper Jaffray Inc. Second Century 2000 Deferred Compensation Plan.*	(1)

10.9	U.S. Bancorp Piper Jaffray Inc. Second Century Growth Deferred Compensation Plan (As Amended and Restated Effective September 30, 1998).*	(1)

10.10	Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (“LTIP”).*	(5)

10.11	Form of Stock Option Agreement for Annual Employee Grant under the LTIP.*	Filed herewith

10.12	Form of Restricted Stock Agreement for Annual Employee Grant under the LTIP.*	(5)

10.13	Form of Stock Option Agreement for Non-Employee Director Grants under the LTIP.*	(5)

10.14	Piper Jaffray Companies Deferred Compensation Plan for Non-Employee Directors.*	(6)

10.15	Summary of Non-Employee Director Compensation Program.*	Filed herewith

10.16	Summary of 2006 Annual Incentive Program for Certain Executive Officers.*	(7)

13.1	Selected Portions of the 2005 Annual Report to Shareholders.	Filed herewith

Exhibit		Method of
Number	Description	Filing
21.1	Subsidiaries of Piper Jaffray Companies.	Filed herewith

23.1	Consent of Ernst & Young LLP.	Filed herewith

24.1	Power of Attorney.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Section 1350 Certifications.	Filed herewith

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

#	The Company hereby agrees to furnish supplementally to the Commission upon request any omitted exhibit or schedule.

(1)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 8, 2004, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Form 10, filed with the Commission on June 25, 2003, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Amendment No. 2 to Form 10, filed with the Commission on October 23, 2003, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Amendment No. 1 to Form 10, filed with the Commission on August 22, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, filed with the Commission on August 4, 2004.

(6)	Incorporated herein by reference to Item 1.01 of the Company’s Form 8-K, filed with the Commission on December 15, 2004.

(7)	Incorporated herein by reference to Item 1.01 of the Company’s Form 8-K, filed with the Commission on February 23, 2006.