Form 10-Q
period 2006-03-31
PIPER JAFFRAY COMPANIES
filed 2006-05-05
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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
Large Accelerated Filer ☑   Accelerated Filer ☐   Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐   No ☑
     As of April 28, 2006, the registrant had 20,774,563 shares of Common Stock outstanding.

Piper Jaffray Companies
Index to Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Piper Jaffray Companies
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2006	2005
(Amounts in thousands, except share data)	(Unaudited)
Assets

Cash and cash equivalents	$41,827	$60,869
Receivables:
Customers (net of allowance of $1,665 at March 31, 2006 and $1,793 at December 31, 2005)	421,759	472,987
Brokers, dealers and clearing organizations	213,753	299,056
Deposits with clearing organizations	54,833	64,379
Securities purchased under agreements to resell	268,327	222,844

Trading securities owned	530,249	517,310
Trading securities owned and pledged as collateral	302,798	236,588

Total trading securities owned	833,047	753,898

Fixed assets (net of accumulated depreciation and amortization of $94,127 and $98,952, respectively)	53,569	55,124
Goodwill and intangible assets (net of accumulated amortization of $54,664 and $54,264, respectively)	319,834	320,234
Other receivables	45,491	34,610
Other assets	84,619	70,190

Total assets	$2,337,059	$2,354,191

Liabilities and Shareholders’ Equity

Short-term bank financing	$102,000	$—
Payables:
Customers	155,621	216,652
Checks and drafts	47,914	53,304
Brokers, dealers and clearing organizations	241,083	259,597
Securities sold under agreements to repurchase	219,413	245,786
Trading securities sold, but not yet purchased	350,288	332,204
Accrued compensation	96,216	171,551
Other liabilities and accrued expenses	150,011	140,270

Total liabilities	1,362,546	1,419,364

Subordinated debt	180,000	180,000

Shareholders’ equity:
Common stock, $0.01 par value; Shares authorized: 100,000,000 at March 31, 2006 and December 31, 2005; Shares issued: 19,487,319 at March 31, 2006 and December 31, 2005; Shares outstanding: 18,556,143 at March 31, 2006 and 18,365,177 at December 31, 2005	195	195
Additional paid-in capital	713,556	704,005
Retained earnings	114,288	90,431
Less common stock held in treasury, at cost: 931,176 shares at March 31, 2006 and 1,122,142 at December 31, 2005	(29,429)	(35,422)
Other comprehensive loss	(4,097)	(4,382)

Total shareholders’ equity	794,513	754,827

Total liabilities and shareholders’ equity	$2,337,059	$2,354,191

See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2006	2005
Revenues:

Commissions and fees	$78,300	$70,160
Principal transactions	38,566	34,864
Investment banking	74,904	56,322
Interest income	22,587	15,602
Other income	23,660	10,727

Total revenues	238,017	187,675

Interest expense	10,463	8,607

Net revenues	227,554	179,068

Non-interest expenses:

Compensation and benefits	133,087	109,402
Occupancy and equipment	14,678	14,027
Communications	9,443	10,405
Floor brokerage and clearance	3,042	4,203
Marketing and business development	9,631	10,650
Outside services	11,909	10,639
Cash award program	1,275	1,136
Other operating expenses	7,608	7,127

Total non-interest expenses	190,673	167,589

Income before income tax expense	36,881	11,479

Income tax expense	13,024	4,144

Net income	$23,857	$7,335

Earnings per common share
Basic	$1.29	$0.38
Diluted	$1.25	$0.38

Weighted average number of common shares outstanding
Basic	18,462	19,378
Diluted	19,146	19,523
See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2006	2005
Operating Activities:

Net income	$23,857	$7,335
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,741	4,421
Deferred income taxes	2,705	982
Stock-based compensation	6,530	3,697
Amortization of intangible assets	400	400
Decrease (increase) in operating assets:
Receivables:
Customers	48,427	(4,349)
Brokers, dealers and clearing organizations	85,357	154,511
Deposits with clearing organizations	9,546	5,748
Securities purchased under agreements to resell	(45,483)	1,416
Net trading securities owned	(61,546)	(72,004)
Other receivables	(10,881)	245
Other assets	(17,008)	(1,491)
Increase (decrease) in operating liabilities:
Payables:
Customers	(61,057)	31,545
Checks and drafts	(5,390)	(11,582)
Brokers, dealers and clearing organizations	(9,271)	(37,264)
Securities sold under agreements to repurchase	943	(6,189)
Accrued compensation	(66,365)	(93,140)
Other liabilities and accrued expenses	9,721	4,663

Net cash used in operating activities	(84,774)	(11,056)

Investing Activities:

Purchases of fixed assets, net	(3,068)	(3,097)

Net cash used in investing activities	(3,068)	(3,097)

Financing Activities:

Decrease in securities loaned	(6,059)	(12,896)
Decrease in securities sold under agreements to repurchase	(27,316)	(135,765)
Increase in short-term bank financing	102,000	145,000
Repurchase of common stock	—	(13,029)

Net cash provided by (used in) financing activities	68,625	(16,690)

Currency adjustment:
Effect of exchange rate changes on cash	175	—

Net decrease in cash and cash equivalents	(19,042)	(30,843)

Cash and cash equivalents at beginning of period	60,869	67,387

Cash and cash equivalents at end of period	$41,827	$36,544

Supplemental disclosure of cash flow information -
Noncash financing activities -
Issuance of common stock for retirement plan obligations:
190,966 shares for the three months ended March 31, 2006 and 331,434 shares for the three months ended March 31, 2005	$9,013	$13,187
See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 Background and Basis of Presentation
Background
     Piper Jaffray Companies is the parent company of Piper Jaffray & Co. (“Piper Jaffray”), a securities broker dealer and investment banking firm; Piper Jaffray Ltd., a firm providing securities brokerage and investment banking services in Europe through an office located in London, England; Piper Jaffray Financial Products Inc., an entity that facilitates customer derivative transactions for Piper Jaffray Companies; Piper Jaffray Financial Products II Inc., an entity dealing primarily in variable rate municipal products; and other immaterial subsidiaries. Piper Jaffray Companies and its subsidiaries (collectively, the “Company”) currently operate in three business segments: Capital Markets, Private Client Services, and Corporate Support and Other. Capital Markets includes institutional sales, trading and research services and investment banking services. Private Client Services provides financial advice and investment products and services to individual investors. As discussed more fully in Note 14, the Company announced the sale of its Private Client Services branch network business subsequent to the first quarter of 2006. Corporate Support and Other includes the Company’s results from its private equity business and certain public company and long-term financing costs. The Company’s business segments are described more fully in Note 13.
Basis of Presentation
     The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. All material intercompany balances have been eliminated. Where appropriate, the financial information for prior periods has been reclassified to conform to the current period presentation.
     The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and reflect all adjustments that in the opinion of management are normal and recurring and that are necessary for a fair statement of the results for the interim periods presented. In accordance with these rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. The consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
Note 2 Summary of Significant Accounting Policies
     Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for a full summary of the Company’s significant accounting policies. Material changes to the Company’s significant accounting policies are described below.
Other Assets
     Other assets includes investments in partnerships, investments to fund deferred compensation liabilities, prepaid expenses, and net deferred tax assets. In addition, other assets includes restricted shares of NYSE Group Inc. On March 7, 2006, upon the consummation of the merger of the New York Stock Exchange, Inc. (“NYSE”) and Archipelago Holdings, Inc., NYSE Group, Inc. became the parent company of New York Stock Exchange LLC, (which is the successor to the NYSE), and Archipelago Holdings, Inc. In connection with the merger, the Company received $0.8 million in cash and 157,202 shares of NYSE Group, Inc. in exchange for the two NYSE seats owned by the Company. The Company recognized a $10.2 million gain on this transaction for the three months ended March 31, 2006. At March 31, 2006, the stock consideration received in exchange for the Company’s two NYSE seats was valued at $10.0 million.
Note 3 Recent Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments,” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140

(“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The provisions of SFAS 155 provide a fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation. SFAS 155 also provides clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS 133. The standard also clarifies that concentration of credit risk in the form of subordination are not embedded derivatives. Lastly, the new standard amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company for all financial instruments acquired or issued beginning January 1, 2007. Management does not believe the adoption of SFAS 155 will have a material effect on the consolidated financial statements of the Company.
     In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets,” which amends SFAS 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 also requires servicing assets and servicing liabilities to be initially measured at fair value. The statement permits an entity to subsequently measure each class of separately recognized servicing assets and servicing liabilities by either the amortization method or the fair value method. The amortization method allows the servicing asset or liability to be amortized in proportion to and over the period of estimated net service income (loss), and assess the servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting period. Alternatively, an entity may choose the fair value method and measure the servicing asset or servicing liability at fair value at each reporting date and report changes in fair value in earnings in the period the changes occur. SFAS 156 also permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities as long as the available-for-sale securities are identified in some manner as economic hedges of servicing assets and servicing liabilities that a servicer elects to subsequently measure at fair value. SFAS 156 applies to all separately recognized servicing assets and servicing liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, although early adoption is permitted. The Company adopted the provisions of SFAS 156 as of January 1, 2006. The adoption of SFAS 156 had no impact to the Company’s consolidated financial statements as the Company had no servicing assets or servicing liabilities at March 31, 2006.
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
     The Company uses interest rate swaps, interest rate locks, and forward contracts to facilitate customer transactions and as a means to manage risk in certain inventory positions. The Company also enters into interest rate swap agreements to manage interest rate exposure associated with holding residual interest securities from its tender option bond program. As of March 31, 2006, and December 31, 2005, the Company was counterparty to notional/contract amounts of $4.9 billion and $4.6 billion, respectively, of derivative instruments.
     The market or fair values related to derivative contract transactions are reported in trading securities owned and trading securities sold, but not yet purchased on the consolidated statements of financial condition and any unrealized gain or loss resulting from changes in fair values of derivatives is recognized in principal transactions on the consolidated statements of operations. Derivatives are reported on a net-by-counterparty basis when a legal right of offset exists under a legally enforceable master netting agreement in accordance with FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.”
     Fair values for derivative contracts represent amounts estimated to be received from or paid to a counterparty in settlement of these instruments. These derivatives are valued using quoted market prices when available or pricing models based on the net present value of estimated future cash flows. The valuation models used require inputs including contractual terms, market prices, yield curves, credit curves and measures of volatility. The net fair value of derivative contracts was approximately $22.0 million and $17.0 million as of March 31, 2006, and December 31, 2005, respectively.

Note 5 Securitizations
     In connection with its tender option bond program, the Company has securitized $304.2 million of highly rated municipal bonds. Each municipal bond is sold into a separate trust that is funded by the sale of variable rate certificates to institutional customers seeking variable rate tax-free investment products. These variable rate certificates reprice weekly. Securitization transactions meeting certain SFAS 140 criteria are treated as sales, with the resulting gain included in principal transactions on the consolidated statements of operations. If a securitization does not meet the sale of asset requirements of SFAS 140, the transaction is recorded as a borrowing. The Company retains a residual interest in each structure and accounts for the residual interest as a trading security, which is recorded at fair value on the consolidated statements of financial condition. The fair value of retained interests was $4.1 million at March 31, 2006, with a weighted average life of 9.0 years. The fair value of retained interests is estimated based on the present value of future cash flows using management’s best estimates of the key assumptions—expected yield, credit losses of 0 percent and a 12 percent discount rate. The Company receives a fee to remarket the variable rate certificates derived from the securitizations.
     At March 31, 2006, the sensitivity of the current fair value of retained interests to immediate 10 percent and 20 percent adverse changes in the key economic assumptions was not material. The sensitivity analysis does not include the offsetting benefit of financial instruments the Company utilizes to hedge risks inherent in its retained interests and is hypothetical. Changes in fair value based on a 10 percent or 20 percent variation in an assumption generally cannot be extrapolated because the relationship of the change in the assumption to the change in the fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated independent of changes in any other assumption; in practice, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. In addition, the sensitivity analysis does not consider any corrective action that the Company might take to mitigate the impact of any adverse changes in key assumptions.
     Certain cash flow activity for the municipal bond securitizations described above during the three months ended March 31, 2006 includes:

(Dollars in thousands)
Proceeds from new securitizations	$7,578
Remarketing fees received	38
Cash flows received on retained interests	2,527
     Three securitization transactions were designed such that they did not meet the asset sale requirements of SFAS 140; therefore, the Company consolidated these trusts. As a result, the Company has recorded an asset for the underlying bonds of approximately $51.1 million in trading securities owned and a liability for the certificates sold by the trust for approximately $51.1 million in other liabilities and accrued expenses on the consolidated statement of financial condition as of March 31, 2006. The Company has hedged the activities of these securitizations with interest rate swaps, which have been recorded at fair value and resulted in an asset of approximately $0.1 million at March 31, 2006.
     The Company has contracted with a major third-party financial institution to act as the liquidity provider for the Company’s tender option bond securitized trusts. The Company has agreed to reimburse this party for losses associated with providing liquidity to the trusts. The maximum exposure to loss at March 31, 2006 was $277.0 million, representing the outstanding amount of all trust certificates at that date. This exposure to loss is mitigated by the underlying municipal bonds held in the trusts, which are either AAA or AA rated. These bonds had a market value of approximately $286.7 million at March 31, 2006. The Company believes the likelihood it will be required to fund the reimbursement agreement obligation under any provision of the arrangement is remote, and accordingly, no liability for such guarantee has been recorded in the accompanying consolidated financial statements.

Note 6 Trading Securities Owned and Trading Securities Sold, But Not Yet Purchased
     Trading securities owned and trading securities sold, but not yet purchased were as follows:

	March 31,	December 31,
(Dollars in thousands)	2006	2005
Owned:
Corporate securities:
Equity securities	$20,597	$13,260
Convertible securities	26,997	9,221
Fixed income securities	122,736	68,017
Mortgage-backed securities	290,441	329,057
U.S. government securities	40,792	26,652
Municipal securities	307,420	286,531
Other	24,064	21,160

	$833,047	$753,898

Sold, but not yet purchased:
Corporate securities:
Equity securities	$37,395	$8,367
Convertible securities	2,531	2,572
Fixed income securities	29,870	31,588
Mortgage-backed securities	168,107	157,132
U.S. government securities	107,075	127,833
Municipal securities	3,003	93
Other	2,307	4,619

	$350,288	$332,204

     At March 31, 2006, and December 31, 2005, trading securities owned in the amount of $302.8 million and $236.6 million, respectively, have been pledged as collateral for the Company’s secured borrowings, repurchase agreements and securities loaned activities.
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

Note 7 Goodwill and Intangible Assets
     The following table presents the changes in the carrying value of goodwill and intangible assets by reportable segment for the three months ended March 31, 2006:

		Private	Corporate
	Capital	Client	Support and	Consolidated
(Dollars in thousands)	Markets	Services	Other	Company
Goodwill
Balance at December 31, 2005	$231,567	$85,600	$—	$317,167
Goodwill acquired	—	—	—	—
Impairment losses	—	—	—	—

Balance at March 31, 2006	$231,567	$85,600	$—	$317,167

Intangible assets
Balance at December 31, 2005	$3,067	$—	$—	$3,067
Intangible assets acquired	—	—	—	—
Amortization of intangible assets	(400)	—	—	(400)
Impairment losses	—	—	—	—

Balance at March 31, 2006	$2,667	$—	$—	$2,667

Total goodwill and intangible assets	$234,234	$85,600	$—	$319,834

The intangible assets are amortized on a straight-line basis over three years.
Note 8 Financing
     The Company has uncommitted credit agreements with banks totaling $675 million at March 31, 2006, composed of $555 million in discretionary secured lines of which $82 million and $0 were outstanding at March 31, 2006 and December 31, 2005, respectively, and $120 million in discretionary unsecured lines of which $20 million and $0 were outstanding at March 31, 2006 and December 31, 2005, respectively. In addition, the Company has established arrangements to obtain financing using as collateral the Company’s securities held by its clearing bank and by another broker dealer at the end of each business day. Repurchase agreements and securities loaned to other broker dealers are also used as sources of funding.
     Piper Jaffray has executed a $180 million subordinated loan agreement, which satisfies provisions of Appendix D of SEC Rule 15c3-1 and has been approved by the NYSE and is therefore allowable in Piper Jaffray’s net capital computation. The entire amount of the subordinated debt will mature in 2008.
     The Company’s subordinated debt and short-term financing bear interest at rates based on the London Interbank Offered Rate or federal funds rate. At March 31, 2006 and December 31, 2005, the weighted average interest rate on borrowings was 5.76 percent and 5.55 percent, respectively. At March 31, 2006 and December 31, 2005, no formal compensating balance agreements existed, and the Company was in compliance with all debt covenants related to these facilities.
Note 9 Legal Contingencies
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

     The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential complaints, legal actions, investigations and proceedings. In addition to the Company’s established reserves, U.S. Bancorp (“USB”) has agreed to indemnify the Company in an amount up to $17.5 million for certain legal and regulatory matters. Approximately $13.4 million of this amount remained available as of March 31, 2006.
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
     At March 31, 2006, net capital under the SEC rule was $328.2 million, or 63.9 percent of aggregate debit balances, and $318.0 million in excess of the minimum net capital required under the SEC rule.
     Piper Jaffray is also registered with the Commodity Futures Trading Commission (“CFTC”) and therefore is subject to CFTC regulations.
     Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the United Kingdom Financial Services Authority (“FSA”). As of March 31, 2006, Piper Jaffray Ltd. was in compliance with the capital requirements of the FSA.
Note 11 Stock-Based Compensation and Cash Award Program
     The Company maintains one stock-based compensation plan, the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan. The plan permits the grant of equity awards, including non-qualified stock options and restricted stock, to the Company’s employees and directors for up to 4.1 million shares of common stock. In 2004, 2005 and 2006, the Company granted shares of restricted stock and options to purchase Piper Jaffray Companies common stock to employees and granted options to purchase Piper Jaffray Companies common stock to its non-employee directors. The Company believes that such awards help align the interests of employees with those of shareholders and serve as an employee retention tool. The awards granted to employees have three-year cliff vesting periods. The director awards are fully vested upon grant. The maximum term of the stock options granted to employees and directors is ten years. The plan provides for accelerated vesting of option and restricted stock awards if there is a change in control of the Company (as defined in the plan), in the event of a participant’s death, and at the discretion of the Compensation Committee of the Board of Directors.
     Prior to January 1, 2006, the Company accounted for stock-based compensation under the fair value method of accounting as prescribed by Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” As such, the Company had recorded stock-based compensation expense in the consolidated statement of operations at fair value, net of estimated forfeitures.
     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” using the modified prospective transition method. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair value, net of estimated forfeitures. As the Company expensed all equity awards based on the fair value method, net of estimated forfeitures, SFAS 123(R) did not have a material effect on the Company’s measurement or recognition methods for stock-based compensation.

     Employee and director stock options granted prior to January 1, 2006, were expensed by the Company on a straight-line basis over the option vesting period, based on the estimated fair value of the award on the date of grant using a Black-Scholes option-pricing model. Employee and director stock options granted after January 1, 2006, are expensed by the Company on a straight-line basis over the required service period, based on the estimated fair value of the award on the date of grant using a Black-Scholes option-pricing model. The Company changed the expensing period from the vesting period to the required service period, which shortened the period options are expensed for employees that are retiree eligible on the date of grant or become retiree eligible during the vesting period. The number of employees that fell within this category at January 1, 2006 was limited. In accordance with SEC guidelines, the Company did not alter prior option grants for the change in the expensing period.
     Employee restricted stock grants prior to January 1, 2006, are amortized on a straight-line basis over the vesting period based on the market price of Piper Jaffray Companies common stock on the date of grant. Restricted stock grants after January 1, 2006, are valued at the market price of the Company’s common stock on the date of grant and amortized on a straight-line basis over the required service period. The majority of the Company’s restricted stock grants provide for continued vesting after termination, providing the employee does not violate non-competition and certain other post-termination restrictions, as set forth in the award agreements. The Company considers the required service period to be the greater of the vesting period or the non-competition period. The Company believes that the non-competition restrictions meet the SFAS 123(R) definition of a substantive service requirement.
     For the three months ended March 31, 2006 and 2005, the Company recorded compensation expense, net of estimated forfeitures, of $6.5 million and $3.7 million, respectively, related to employee stock option and restricted stock grants. The tax benefit recognized related to the total compensation cost for stock-based compensation arrangements totaled $2.5 million and $1.4 million for the three months ended March 31, 2006 and 2005, respectively.
     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model using assumptions such as the risk-free interest rate, the dividend yield, the expected volatility and the expected life of the option. The risk-free interest rate assumption is based on the U.S. treasury bill rate with a maturity equal to the expected life of the option. The dividend yield assumption is based on the assumed dividend payout over the expected life of the option. The expected volatility assumption is based on industry comparisons. The Company has only been a publicly traded company for approximately 27 months; therefore, it does not have sufficient historical data to determine an appropriate expected volatility. The expected life assumption is based on an average of the following two factors: 1) industry comparisons; and 2) the guidance provided by the SEC in Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 allows the use of an “acceptable” methodology under which the Company can take the midpoint of the vesting date and the full contractual term. The following table provides a summary of the valuation assumptions used by the Company to determine the estimated value of stock option grants in Piper Jaffray Companies common stock for the three months ended March 31:

Weighted average assumptions in option valuation	2006	2005
Risk-free interest rates	4.55%	3.77%
Dividend yield	0.00%	0.00%
Stock volatility factor	40.08%	38.03%
Expected life of options (in years)	6.00	5.83
Weighted average fair value of options granted	$22.14	$16.58
     The following table summarizes the Company’s stock options outstanding for the three months ended March 31, 2006:

			Weighted Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term (Years)	Value
December 31, 2005	643,032	$42.29

Granted	38,788	47.85
Canceled	19,378	42.24

March 31, 2006	662,442	$42.62	8.6	$8,203,896

Options exercisable at March 31, 2006	53,909	$37.16	8.6	$961,495

     As of March 31, 2006, there was $5.8 million of total unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 1.8 years.
     The following table summarizes the Company’s nonvested restricted stock for the three months ended March 31, 2006:

		Weighted
	Nonvested	Average
	Restricted	Grant Date
	Stock	Fair Value
December 31, 2005	1,417,444	$41.37

Granted	816,953	47.89
Canceled	17,026	41.68

March 31, 2006	2,217,371	$43.77
     As of March 31, 2006, there was $67.4 million of total unrecognized compensation cost related to restricted stock expected to be recognized over a weighted average period of 2.4 years.
     In connection with the Company’s spin-off from USB, it established a cash award program pursuant to which it granted cash awards to a broad-based group of employees. The cash award program was intended to aid in retention of employees and to compensate employees for the value of USB stock options and restricted stock lost by employees. The cash awards are being expensed over a four-year period ending December 31, 2007. Participants must be employed on the date of payment to receive the award. Expense related to the cash award program is included as a separate line item on the Company’s consolidated statements of operations.
Note 12 Shareholders’ Equity
Issuance of Shares
     During the three months ended March 31, 2006, the Company reissued 190,966 common shares out of treasury in fulfillment of $9.0 million in obligations under the Piper Jaffray Companies Retirement Plan.
Earnings Per Share
     Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive restricted stock and stock options. The computation of earnings per share is as follows:

	For the Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2006	2005
Net income	$23,857	$7,335

Shares for basic and diluted calculations:
Average shares used in basic computation	18,462	19,378
Stock options	14	—
Restricted stock	670	145
Average shares used in diluted computation	19,146	19,523

Earnings per share:
Basic	$1.29	$0.38
Diluted	$1.25	$0.38

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
Basis for Presentation
     In early 2006, the Company concluded an analysis to determine how its interest bearing assets and liabilities are related to and driven by each business segment. As a result of this analysis, the Company has changed how it allocates interest income and expense by segment. In connection with this change, the Company has reclassified prior period business results to conform to the current period presentation. The reclassification does not affect the Company’s aggregate financial results.
     Segment results are derived from the Company’s financial reporting systems by specifically attributing customer relationships and their related revenues and expenses to the appropriate segment. Revenue-sharing of sales credits associated with underwritten offerings is based on the distribution channel generating the sales. Expenses directly managed by the business line, including salaries, commissions, incentives, employee benefits, occupancy, marketing and business development and other direct expenses, are accounted for within each segment’s pre-tax operating income or loss. In addition, operations, technology and other business activities managed on a corporate basis are allocated based on each segment’s use of these functions to support its business. Expenses related to costs of being a public company and long-term financing are included within Corporate Support and Other. Cash award plan charges related to the spin-off from USB and income taxes are not assigned to the business segments. Net revenues from the Company’s non-U.S. operations were $8.3 million and $2.7 million for the three months ended March 31, 2006 and 2005, respectively, and are included in the Capital Markets business segment. Non-U.S. long-lived assets were $1.1 million and $1.0 million at March 31, 2006 and December 31, 2005, respectively.
     Designations, assignments and allocations may change from time to time as financial reporting systems are enhanced and methods of evaluating performance change or segments are realigned to better serve the clients of the Company. Accordingly, prior period balances are reclassified and presented on a comparable basis.
Capital Markets (“CM”)
     This segment consists of equity and fixed income institutional sales, trading and research and investment banking services. Revenues are generated primarily through commissions and sales credits earned on equity and fixed income transactions, fees earned on investment banking and public finance activities, and net interest earned on securities inventories. While CM maintains securities inventories primarily to facilitate customer transactions, CM also realizes profits and losses from trading activities related to these securities inventories.
Private Client Services (“PCS”)
     This segment comprises our retail brokerage business, which provides financial advice and a wide range of financial products and services to individual investors through our network of branch offices. Revenues are generated primarily through commissions earned on equity and fixed income transactions and for distribution of mutual funds and annuities, fees earned on fee-based client accounts and net interest from customers’ margin loan balances. As of March 31, 2006, PCS had 817 financial advisors operating in 90 branch offices in 17 Midwest, Mountain and West Coast states.
Corporate Support and Other
     Corporate Support and Other includes costs of being a public company, long-term financing costs and the results of the Company’s private equity business, which generates revenues through the management of private equity funds. This segment also includes results related to the Company’s investments in these funds and in venture capital funds.

     Reportable segment financial results for the respective three months ended or as of March 31, were as follows:

(Dollars in thousands)	2006	2005
Capital Markets

Institutional sales and trading
Fixed income	$22,615	$14,268
Equities	32,759	26,838

Total institutional sales and trading	55,374	41,106

Investment banking
Underwriting
Fixed income	15,752	11,632
Equities	30,043	20,338
Advisory services	23,969	16,574

Total investment banking	69,764	48,544
Other income	922	763

Net revenues	126,060	90,413

Operating expenses	102,309	80,418

Segment pre-tax operating income	$23,751	$9,995

Segment pre-tax operating margin	18.8%	11.1%

Private Client Services

Net revenues	$92,595	$90,731
Operating expenses	84,399	84,388

Segment pre-tax operating income	$8,196	$6,343

Segment pre-tax operating margin	8.9%	7.0%

Corporate Support and Other

Net revenues	$8,899	$(2,076)
Operating expenses	2,690	1,647

Segment pre-tax operating income (loss)	$6,209	$(3,723)

Segment pre-tax operating margin	N/M	N/M

Reconciliation to total income before taxes:

Total segment pre-tax operating income	$38,156	$12,615
Cash award program	1,275	1,136

Total income before tax expense	$36,881	$11,479

Pre-tax operating margin	16.2%	6.4%

N/M — Not Meaningful

Note 14 Subsequent Events
     On April 10, 2006, the Company and UBS Financial Services Inc., a subsidiary of UBS AG, entered into an Asset Purchase Agreement (the “Agreement”) pursuant to which UBS has agreed to purchase the branch network and certain assets of the PCS business consisting primarily of customer collateralized margin loans (as disclosed in the Company’s Form 8-K filed with the SEC on April 11, 2006). The Company’s board of directors and management completed an analysis of the PCS business and concluded that the sale of PCS was in the best interest of shareholders and PCS clients. The transaction will enable the Company to focus its resources on the Capital Markets business. The Company intends to use the consideration received to grow and enhance the existing Capital Markets business, expand into new businesses that support current strategies, pay down debt and repurchase common stock. The initial purchase price under the Agreement is $800 million, which includes $500 million for the branch network and approximately $300 million for the net assets of the branch network primarily consisting of customer margin loans. In addition, the Company has the potential for additional cash consideration of up to $75 million dependent on PCS post-closing performance. The Company currently expects the transaction covered by the Agreement to close early in the third quarter of 2006, subject to certain regulatory approvals and customary closing conditions, including receipt of third-party consents. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company determined the sale of PCS will be accounted for as discontinued operations and assets held for sale in the second quarter of 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following information should be read in conjunction with the accompanying consolidated financial statements and related notes and exhibits included elsewhere in this report. Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, the future prospects of Piper Jaffray Companies. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under “External Factors Impacting Our Business” as well as under “Risk Factors” in Part 1, Item 1A of our Annual Report on Form
10-K for the year ended December 31, 2005, as updated in our subsequent reports filed with the SEC, including the updates found in Part II, Item 1A of this report on Form 10-Q. These reports are available at our Web site at www.piperjaffray.com and at the SEC Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.
Executive Overview
     We are principally engaged in providing securities brokerage, investment banking and related financial services to individuals, corporations and public sector and non-profit entities in the United States, with limited activity in Europe. We operate through three reportable segments:
Capital Markets — This segment consists of our equity and fixed income institutional sales, trading and research and investment banking businesses. Revenues are generated primarily through commissions and sales credits earned on equity and fixed income transactions, advisory fees earned on investment banking and public finance activities, and net interest earned on securities inventories. While we maintain securities inventories primarily to facilitate customer transactions, our Capital Markets business also realizes profits and losses from trading activities related to these securities inventories.

Private Client Services — This segment comprises our retail brokerage business, which provides financial advice and a wide range of financial products and services to individual investors through our network of branch offices. Revenues are generated primarily through commissions earned on equity and fixed income transactions and for distribution of mutual funds and annuities, fees earned on fee-based client accounts and net interest from customers’ margin loan balances.

Corporate Support and Other — This segment includes the costs of being a public company, long-term financing costs and the results of our private equity businesses, which generate revenues through the management of private equity funds. This segment also includes results related to our investments in these funds and in venture capital funds.
     The securities business is a human capital business; accordingly, compensation and benefits comprise the largest component of our expenses, and our performance is dependent upon our ability to attract, develop and retain highly skilled employees who are motivated to serve the best interests of our clients, thereby serving the best interests of our company.
     On April 10, 2006, we entered into a definitive agreement to sell 100 percent of our Private Client Services (“PCS”) branch network to a subsidiary of UBS AG. The initial purchase price under the agreement is $800 million, which includes $500 million for the branch network and approximately $300 million for the net assets of the branch network. In addition, we have the potential for additional cash consideration of up to $75 million after the closing of the transaction, dependent on post-closing performance. Excluding the potential for additional cash consideration of up to $75 million, we currently expect the sale to result in after-tax proceeds of approximately $510 million and an after-tax book gain of approximately $170 million, net of approximately $55 million to $60 million in restructuring charges. The sale is expected to close early in the third quarter of 2006. See further discussion in Note 14 to our unaudited financial statements.
     Our divestiture of the PCS branch network will have a material impact on our results of operations and financial condition. PCS accounted for 40.7 percent and 45.6 percent of our net revenues and 21.5 percent and 33.9 percent of our segment pre-tax operating income for the three months ended March 31, 2006 and year ended December 31, 2005, respectively. We will begin reporting the PCS results as discontinued operations in the second quarter of 2006. We anticipate utilizing the after-tax proceeds from the sale to significantly change our capitalization structure by repaying $180 million in subordinated debt and repurchasing $180 million in common stock. We currently plan to use the remaining anticipated after-tax proceeds to accelerate the growth of our existing Capital Markets business and to enter new businesses.

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
RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2006
     For the three months ended March 31, 2006, our net income was $23.9 million, or $1.25 per diluted share, up from net income of $7.3 million, or $0.38 per diluted share, for the year-ago period. Net revenues for the three months ended March 31, 2006 increased to $227.6 million, an increase of 27.1 percent compared to the prior-year period. For the three months ended March 31, 2006, annualized return on average tangible shareholders’ equity1 was 21.1 percent, compared to 7.1 percent for the three months ended March 31, 2005.
     All businesses contributed to the year-over-year improvement in top- and bottom-line performance. Additionally, in the first quarter of 2006, we recorded a gain of $6.6 million after tax, or $0.35 per diluted share, related to our ownership of two seats on the New York Stock Exchange, Inc. (“NYSE”), which was exchanged for cash and shares of NYSE Group, Inc. Excluding this gain, our annualized return on average tangible shareholders’ equity would have been 15.3 percent.

(1)	Tangible shareholders’ equity equals total shareholders’ equity less goodwill and identifiable intangible assets. Annualized return on average tangible shareholders’ equity is computed by dividing annualized net income by the average monthly tangible shareholders’ equity. Management believes that return on tangible shareholders’ equity is a meaningful measure of our performance because it reflects the tangible equity deployed in our business. This measure excludes the portion of our shareholders’ equity attributable to goodwill and identifiable intangible assets. The majority of our goodwill is a result of the 1998 acquisition of our predecessor company, Piper Jaffray Companies Inc., and its subsidiaries by U.S. Bancorp. The following table sets forth a reconciliation of shareholders’ equity to tangible shareholders’ equity. Shareholders’ equity is the most directly comparable GAAP financial measure to tangible shareholders’ equity.

	Average for the
	Three Months Ended	Three Months Ended	As of
	March 31,	March 31,	March 31,
(Dollars in thousands)	2006	2005	2006
Shareholders’ Equity	$771,335	$732,787	$794,512
Deduct: Goodwill and identifiable intangible assets	320,034	321,634	319,834

Tangible shareholders’ equity	$451,301	$411,153	$474,678

Results of Operations
FINANCIAL SUMMARY
     The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				Results of Operations
				as a Percentage of Net
	Results of Operations			Revenues
	For the Three Months Ended			For the Three Months Ended
	March 31,			March 31,
			2006
(Amounts in thousands)	2006	2005	v2005	2006	2005
Revenues:
Commissions and fees	$78,300	$70,160	11.6%	34.5%	39.2%
Principal transactions	38,566	34,864	10.6	16.9	19.5
Investment banking	74,904	56,322	33.0	32.9	31.4
Interest	22,587	15,602	44.8	9.9	8.7
Other income	23,660	10,727	120.6	10.4	6.0

Total revenues	238,017	187,675	26.8	104.6	104.8

Interest expense	10,463	8,607	21.6	4.6	4.8

Net revenues	227,554	179,068	27.1	100.0	100.0

Non-interest expenses:
Compensation and benefits	133,087	109,402	21.6	58.5	61.1
Occupancy and equipment	14,678	14,027	4.6	6.5	7.8
Communications	9,443	10,405	(9.2)	4.1	5.8
Floor brokerage and clearance	3,042	4,203	(27.6)	1.3	2.4
Marketing and business development	9,631	10,650	(9.6)	4.2	6.0
Outside services	11,909	10,639	11.9	5.2	5.9
Cash award program	1,275	1,136	12.2	0.6	0.6
Other operating expenses	7,608	7,127	6.7	3.4	4.0

Total non-interest expenses	190,673	167,589	13.8	83.8	93.6

Income before taxes	36,881	11,479	221.3	16.2	6.4

Income tax expense	13,024	4,144	214.3	5.7	2.3

Net income	$23,857	$7,335	225.2%	10.5%	4.1%

     Net income was $23.9 million for the three months ended March 31, 2006, up from $7.3 million for the three months ended March 31, 2005. Net revenues increased to $227.6 million for the three months ended March 31, 2006, an increase of 27.1 percent from the corresponding period in the prior year. Commissions and fees increased 11.6 percent over the prior-year period to $78.3 million as a result of increased equity commissions and increased fee-based revenues. Principal transactions revenues increased 10.6 percent to $38.6 million for the three months ended March 31, 2006, due to increased U.S. and U.K. equity sales and trading revenues, revenues related to our high-yield and structured products group and sales of interest rate products. Investment banking revenues increased 33.0 percent to $74.9 million for the three months ended March 31, 2006, compared with revenues of $56.3 million in the prior-year period. This increase was attributable to higher equity and fixed income underwriting and advisory services activity. Net interest income for the first three months of 2006 increased to $12.1 million, up from $7.0 million for the first three months of 2005. This increase was due to the impact of rising short-term interest rates on net interest income earned on our customer margin balances, net inventories and other net earning assets, and the growth in sales of interest rate products. Other income for the three months ended March 31, 2006 increased to $23.7 million, compared with $10.7 million for the corresponding period in the prior year. This increase was due primarily to the gain related to our ownership of two seats on the NYSE, which were exchanged for cash and shares of NYSE Group, Inc. in March 2006. Non-interest expenses increased 13.8 percent to $190.7 million for the three months ended March 31, 2006, from $167.6 million for the three months ended March 31, 2005. This increase was attributable to increased variable compensation and benefits expenses due to higher revenues and profitability.
CONSOLIDATED NON-INTEREST EXPENSES
Compensation and Benefits
     Compensation and benefits expenses to secure the services of our employees are the largest component of our expenses. Compensation and benefits expenses include salaries, commissions, bonuses, benefits, employment taxes and other employee costs. A substantial portion of compensation expense is comprised of variable incentive arrangements, including commissions and discretionary bonuses, the amount of which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits. Other compensation costs, primarily base salaries and benefits, are more fixed in nature. The timing of bonus payments, which generally occur in February, has a greater impact on our cash position and liquidity as they are paid, than is reflected in our statements of operations.
     Compensation and benefits expenses increased 21.6 percent to $133.1 million for the three months ended March 31, 2006, from $109.4 million for the corresponding period in the prior year. The increase was mainly attributable to higher variable compensation from increased revenues and profitability. Compensation and benefits expenses as a percentage of net revenues decreased to 58.5 percent for the three months ended March 31, 2006, compared to 61.1 percent for the three months ended March 31, 2005. The gain recorded related to our ownership of two seats on the NYSE lowered our compensation ratio by 270 basis points for the first quarter of 2006. Excluding this gain, our compensation ratio for the first quarter of 2006 was comparable to the ratio for the first quarter of 2005.
Occupancy and Equipment
     Occupancy and equipment expenses were $14.7 million for the three months ended March 31, 2006, compared with $14.0 million in the prior-year period. The increase was primarily attributable to depreciation on additional technology investments made in 2005. In addition, $0.4 million of fixed assets were written off in the first quarter of 2006 in connection with modifications of our fixed income trading system.
Communications
     Communication expenses include costs for telecommunication and data communication, primarily consisting of expense for obtaining third-party market data information. Communication expenses were $9.4 million for the three months ended March 31, 2006, down 9.2 percent from the corresponding period in the prior year. The decrease was due to lower market data service expenses as a result of cost savings initiatives.
Floor Brokerage and Clearance
     Floor brokerage and clearance expenses declined 27.6 percent to $3.0 million for the three months ended March 31, 2006. In the first quarter of 2006, we received a rebate from a clearing agency totaling approximately $.8 million, compared to a $.3 million rebate in the first quarter of 2005. In addition, we continued our efforts to reduce expenses associated with accessing electronic communication networks.
Marketing and Business Development
     Marketing and business development expenses include travel and entertainment, postage, supplies and promotional and advertising costs. Marketing and business development expenses decreased 9.6 percent to $9.6 million for the three months ended March 31, 2006, compared with $10.7 million for the three months ended March 31, 2005. This decrease was driven by the impact of cost savings initiatives to reduce travel and supplies costs. Additionally, in the first quarter of 2006, we received a favorable sales and use tax ruling resulting in a $.5 million sales and use tax refund.
Outside Services
     Outside services expenses include securities processing expenses, outsourced technology and operations functions, outside legal fees and other professional fees. Outside services expenses increased to $11.9 million for the three months ended March 31, 2006, compared with $10.6 million in the prior-year period. This increase reflects the costs for outsourcing additional technology and operations functions, which were previously performed in-house, and professional fees incurred related to the recruitment of capital markets personnel.

Cash Award Program
     In connection with our spin-off from U.S. Bancorp, we established a cash award program pursuant to which we granted cash awards to a broad-based group of our employees. The award program was designed to aid in retention of employees and to compensate for the value of U.S. Bancorp stock options and restricted stock lost by our employees as a result of the spin-off. The cash awards are being expensed over a four-year period ending December 31, 2007. For the three months ended March 31, 2006, we recorded expense of $1.3 million related to the cash awards.
Other Operating Expenses
     Other operating expenses include insurance costs, license and registration fees, financial advisor loan loss contingencies, expenses related to our charitable giving program, amortization on intangible assets and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses increased to $7.6 million for the three months ended March 31, 2006, compared with $7.1 million for the three months ended March 31, 2005. The increase of 6.7 percent was primarily a result of increased charitable giving expenses.
Income Taxes
     Our provision for income taxes for the three months ended March 31, 2006 was $13.0 million, an effective tax rate of 35.3 percent, compared with $4.1million, an effective tax rate of 36.1 percent, for the corresponding period in 2005. The decreased effective tax rate is attributable to a reduction in our state taxes.
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
     In early 2006, we concluded an analysis to determine how our interest bearing assets and liabilities are related to and driven by each business segment. As a result of this analysis, we have changed how interest income and expense is allocated by segment. In connection with this change, we have reclassified prior period business results to conform to the current year presentation. The reclassification did not affect our aggregate financial results.
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

     The following table provides our segment performance for the periods presented:

	For the Three Months Ended
	March 31,
			2006
	2006	2005	v2005
(Dollars in thousands)
Net revenues
Capital Markets	$126,060	$90,413	39.4%
Private Client Services	92,595	90,731	2.1
Corporate Support and Other	8,899	(2,076)	N/M

Total	$227,554	$179,068	27.1%

Pre-tax operating income (loss) before unallocated charges (a)
Capital Markets	$23,751	$9,995	137.6%
Private Client Services	8,196	6,343	29.2
Corporate Support and Other	6,209	(3,723)	N/M

Total	$38,156	$12,615	202.5%

Pre-tax operating margin before unallocated charges
Capital Markets	18.8%	11.1%
Private Client Services	8.9%	7.0%
Total	16.8%	7.0%

(a) See “Reconciliation to pre-tax operating income including unallocated charges” below for detail on expenses excluded from segment performance.

Reconciliation to pre-tax operating income including unallocated charges:
Pre-tax operating income before unallocated charges	$38,156	$12,615
Cash award program	1,275	1,136

Consolidated income before income tax expense	$36,881	$11,479

N/M — Not Meaningful

CAPITAL MARKETS

	For the Three Months Ended
	March 31,
			2006
	2006	2005	v2005
(Dollars in thousands)
Net revenues:
Institutional sales and trading
Fixed income	$22,615	$14,268	58.5%
Equities	32,759	26,838	22.1

Total institutional sales and trading	55,374	41,106	34.7

Investment banking
Underwriting
Fixed income	15,752	11,632	35.4
Equities	30,043	20,338	47.7
Advisory services	23,969	16,574	44.6

Total investment banking	69,764	48,544	43.7

Other income	922	763	20.8

Total net revenues	$126,060	$90,413	39.4%

Pre-tax operating income before unallocated charges	$23,751	$9,995	137.6%

Pre-tax operating margin	18.8%	11.1%
     Capital Markets net revenues were $126.1 million for the three months ended March 31, 2006, up 39.4 percent compared with the corresponding period in the prior year. All businesses within Capital Markets contributed to the increase.
     Institutional sales and trading revenues comprise all the revenues generated through trading activities. These revenues, which are generated primarily through the facilitation of customer trades, include principal transaction revenues, commissions and the interest income or expense associated with financing or hedging our inventory positions. To assess the profitability of institutional sales and trading activities, we aggregate principal transactions, commissions and net interest revenues. For the three months ended March 31, 2006, institutional sales and trading revenues increased 34.7 percent to $55.4 million, compared with $41.1 million for the prior-year period. Our results in this area may vary, in part depending on trading margins, trading volumes and the timing of transactions as a result of market opportunities. Increased price transparency in the fixed income market, pressure from institutional clients in the equity market to reduce commissions and the use of alternative trading systems in the equity market have put pressure on trading margins. We expect this trend to continue.
     Fixed income institutional sales and trading revenues increased 58.5 percent to $22.6 million for the three months ended March 31, 2006, compared with $14.3 million for the corresponding period in 2005. We were able to improve year over year performance through a specific structured product opportunity and increased sales of interest rate products to our municipal finance customers.
     Equity institutional sales and trading revenue increased 22.1 percent for the three months ended March 31, 2006, to $32.8 million. We were able to improve year over year performance through higher convertible net revenues, incremental sales and trading revenue related to our healthcare sector expansion in London and higher U.S. cash equity sales and trading revenues.
     Investment banking revenues increased 43.7 percent to $69.8 million in the first quarter of 2006, compared with $48.5 million in the first quarter of 2005. This increase was driven by strong increases in equity and fixed income underwriting and financial advisory services. Fixed income underwriting revenues increased 35.4 percent to $15.8 million in the first quarter of 2006, compared with $11.6 million in the first quarter of 2005. This increase is mainly attributable to a significant municipal underwriting. Excluding this large underwriting, our municipal revenues were flat to the year-ago period. We underwrote 90 municipal issues with a par value of $1.4 billion during the first three months of 2006, compared with 112 municipal issues with a par value of $1.3 billion during the corresponding period in 2005. Equity underwriting revenues increased 47.7 percent to $30.0 million for the three months ended March 31, 2006. This increase was due to an increased number of completed initial public offerings and follow-on transactions. During the three months ended March 31, 2006, we completed 24 equity offerings, raising $4.0 billion in capital for our clients, compared with 19 equity offerings, raising $2.2 billion in capital, during the three months ended March 31, 2005. Advisory services revenues increased 44.6 percent to $24.0 million for the three months ended March 31, 2006. We completed 14 mergers and acquisitions transactions valued at $2.2 billion in the first quarter of 2006, compared with 9 deals valued at $1.4 billion in the first quarter of 2005.

     Segment pre-tax operating margin for the three months ended March 31, 2006 increased to 18.8 percent from 11.1 percent for the three months ended March 31, 2005, as a result of the increase in net revenues and containing non-compensation expenses.
PRIVATE CLIENT SERVICES

	For the Three Months Ended
	March 31,
			2006
(Dollars in thousands)	2006	2005	v2005
Net revenues	$92,595	$90,731	2.1%

Pre-tax operating income before unallocated charges	$8,196	$6,343	29.2%

Pre-tax operating margin	8.9%	7.0%

Number of financial advisors	817	866	(5.7)%
(period end)
     Private Client Services financial performance for the first three months of 2006 reflected increased fee-based revenues, offset in part by a decline in transaction revenues driven by fewer financial advisors.
     Private Client Services net revenues increased 2.1 percent to $92.6 million for the three months ended March 31, 2006, compared with net revenues of $90.7 million in the prior-year period. Fee-based account revenues, which are charged as a percentage of an account’s asset balance rather than on a transaction basis, increased 13.0 percent from March 31, 2005. Offsetting this increase in fee-based revenues in part was a decline in equity and fixed income activity due to fewer financial advisors. Client assets in fee-based accounts increased 22.8 percent. As of March 31, 2006, 17.8 percent of client assets were held in fee-based accounts. Total Private Client Services assets under management increased from $50 billion at March 31, 2005 to $54 billion at March 31, 2006.
     Segment pre-tax operating margin for Private Client Services increased to 8.9 percent for the three months ended March 31, 2006, compared with 7.0 percent for the three months ended March 31, 2005. The increase in pre-tax operating margin was mainly attributable to containing non-compensation expenses on a modest increase in revenues.
CORPORATE SUPPORT AND OTHER
     Corporate Support and Other includes revenues primarily attributable to our private equity business and our investments in private equity and venture capital funds. The Corporate Support and Other segment also includes interest expense on our subordinated debt, which is recorded as a reduction of net revenues. For the three months ended March 31, 2006, Corporate Support and Other recorded net revenues of $8.9 million, compared with $2.1 million in negative net revenues for the three months ended March 31, 2005. This $11.0 million fluctuation in revenues was primarily attributable to a $10.2 million gain related to our ownership of two seats on the NYSE, which were exchanged for cash and shares of NYSE Group, Inc. in March 2006.
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
     For a full description of our significant accounting policies, see Note 2 to our consolidated financial statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2005. We believe that of our significant accounting policies, the following are our critical accounting policies:
VALUATION OF FINANCIAL INSTRUMENTS
     Trading securities owned, trading securities owned and pledged as collateral, and trading securities sold, but not yet purchased on our consolidated statements of financial condition consist of financial instruments recorded at fair value. Unrealized gains and losses related to these financial instruments are reflected on our consolidated statements of operations.
     The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. When available, we use observable market prices, observable market parameters, or broker or dealer prices (bid and ask prices) to derive the fair value of the instrument. In the case of financial instruments transacted on recognized exchanges, the observable market prices represent quotations for completed transactions from the exchange on which the financial instrument is principally traded. Bid prices represent the highest price a buyer is willing to pay for a financial instrument at a particular time. Ask prices represent the lowest price a seller is willing to accept for a financial instrument at a particular time.
     A substantial percentage of the fair value of our trading securities owned, trading securities owned and pledged as collateral, and trading securities sold, but not yet purchased are based on observable market prices, observable market parameters, or derived from broker or dealer prices. The availability of observable market prices and pricing parameters can vary from product to product. Where available, observable market prices and pricing or market parameters in a product may be used to derive a price without requiring significant judgment. In certain markets, observable market prices or market parameters are not available for all products, and fair value is determined using techniques appropriate for each particular product. These techniques involve some degree of judgment.
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
     Fair values for derivative contracts represent amounts estimated to be received from or paid to a third party in settlement of these instruments. These derivatives are valued using quoted market prices when available or pricing models based on the net present value of estimated future cash flows. Management deemed the net present value of estimated future cash flows model to be the best estimate of fair value as most of our derivative products are interest rate products. The valuation models used require inputs including contractual terms, market prices, yield curves, credit curves and measures of volatility. The valuation models are monitored over the life of the derivative product. If there are any changes in the underlying inputs, the model is updated for those new inputs.

     The following table presents the carrying value of our trading securities owned, trading securities owned and pledged as collateral and trading securities sold, but not yet purchased for which fair value is measured based on quoted prices or other independent sources versus those for which fair value is determined by management.

	March 31, 2006
		Trading
	Trading	Securities Sold,
	Securities Owned	But Not Yet
	or Pledged	Purchased
(Dollars in thousands)
Fair value of securities excluding derivatives, based on quoted prices and independent sources	$801,212	$347,982
Fair value of securities excluding derivatives, as determined by management	7,690	—
Fair value of derivatives as determined by management	24,145	2,306

	$833,047	$350,288

     Financial instruments carried at contract amounts that approximate fair value have short-term maturities (one year or less), are repriced frequently or bear market interest rates and, accordingly, are carried at amounts approximating fair value. Financial instruments carried at contract amount on our consolidated statements of financial condition include receivables from and payables to brokers, dealers and clearing organizations, securities purchased under agreements to resell, securities sold under agreements to repurchase, receivables from and payables to customers, short-term financing and subordinated debt.
GOODWILL AND INTANGIBLE ASSETS
     We record all assets and liabilities acquired in purchase acquisitions, including goodwill, at fair value as required by Statement of Financial Accounting Standards No. 141, “Business Combinations.” Determining the fair value of assets and liabilities acquired requires certain management estimates. At March 31, 2006, we had goodwill of $317.2 million, principally as a result of the 1998 acquisition of our predecessor, Piper Jaffray Companies Inc., and its subsidiaries by U.S. Bancorp.
     Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we are required to perform impairment tests of our goodwill and intangible assets annually and more frequently in certain circumstances. We have elected to test for goodwill impairment in the fourth quarter of each calendar year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each operating segment based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value. We completed our last goodwill impairment test as of October 31, 2005, and no impairment was identified.
     As noted above, the initial recognition of goodwill and other intangible assets and the subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired assets or businesses will perform in the future using valuation methods including discounted cash flow analysis. Events and factors that may significantly affect the estimates include, among others, competitive forces and changes in revenue growth trends, cost structures, technology, discount rates and market conditions. Additionally, estimated cash flows may extend beyond ten years and, by their nature, are difficult to determine over an extended time period. To assess the reasonableness of cash flow estimates and validate assumptions used in our estimates, we review historical performance of the underlying assets or similar assets.
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
STOCK-BASED COMPENSATION
     As part of our compensation to employees and directors, we use stock-based compensation, including stock options and restricted stock. Effective January 1, 2004, we elected to account for stock-based employee compensation on a prospective basis under the fair value method, as prescribed by Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation,” and as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The fair value method requires stock based compensation to be expensed in the consolidated statement of operations at their fair value.
     Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” using the modified prospective transition method. SFAS 123(R) requires all stock-based compensation to be expensed in the consolidated statement of operations at fair value, net of estimated forfeitures. Because we have expensed all equity awards based on the fair value method, net of estimated forfeitures, SFAS 123(R) did not have a material effect on our measurement or recognition methods for stock-based compensation.
     Compensation paid to employees in the form of stock options or restricted stock is generally amortized on a straight-line basis over the required service period of the award, which is usually three years, and is included in our results of operations as compensation expense, net of estimated forfeitures. The majority of our restricted stock grants provide for continued vesting after termination, providing the employee does not violate non-competition and certain other post-termination restrictions, as set forth in the award agreements. We consider the required service period to be the greater of the vesting period or the non-competition period. We believe that non-competition restrictions meet the SFAS 123(R) definition of a substantive service requirement.
     Stock-based compensation granted to our non-employee directors is in the form of stock options. Stock-based compensation paid to directors is immediately vested (in other words, there is no continuing service requirement) and is included in our results of operations as outside services expense as of the date of grant.
     In determining the estimated fair value of stock options, we use the Black-Scholes option-pricing model. This model requires management to exercise judgment with respect to certain assumptions, including the expected dividend yield, the expected volatility, and the expected life of the options. The expected dividend yield assumption is based on the assumed dividend payout over the expected life of the option. The expected volatility assumption is based on industry comparisons, as we have limited information on which to base our volatility estimates because we have been public for just over two years. The expected life of options assumption is based on the average of the following two factors: 1) industry comparisons; and 2) the guidance provided by the SEC in Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 allowed the use of an “acceptable” methodology under which we can take the midpoint of the vesting date and the full contractual term. We believe our approach for calculating an expected life to be an appropriate method in light of the lack of any historical data regarding employee exercise behavior or employee post-termination behavior. Additional information regarding assumptions used in the Black-Scholes pricing model can be found in Note 11 to our unaudited consolidated financial statements.
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

     Under the terms of our separation and distribution agreement with U.S. Bancorp and ancillary agreements entered into in connection with the spin-off, we generally are responsible for all liabilities relating to our business, including those liabilities relating to our business while it was operated as a segment of U.S. Bancorp under the supervision of its management and board of directors and while our employees were employees of U.S. Bancorp servicing our business. Similarly, U.S. Bancorp generally is responsible for all liabilities relating to the businesses U.S. Bancorp retained. However, in addition to our established reserves, U.S. Bancorp agreed to indemnify us in an amount up to $17.5 million for losses that result from certain matters, primarily third-party claims relating to research analyst independence. U.S. Bancorp has the right to terminate this indemnification obligation in the event of a change in control of our company. As of March 31, 2006, approximately $13.4 million of the indemnification remained available.
     Under the terms of our asset purchase agreement with UBS Financial Services, Inc., a subsidiary of UBS AG, (“UBS”), pursuant to which UBS will acquire our PCS branch network, UBS agreed to assume certain liabilities of the PCS business, including certain liabilities and obligations arising from litigation, arbitration, customer complaints and other claims related to the PCS business, as described in the asset purchase agreement.
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
Liquidity and Capital Resources
     Liquidity is of critical importance to us given the nature of our business. Insufficient liquidity resulting from adverse circumstances contributes to, and may be the cause of, financial institution failure. Accordingly, we regularly monitor our liquidity position, including our cash and net capital positions, and we have implemented a liquidity strategy designed to enable our business to continue to operate even under adverse circumstances, although there can be no assurance that our strategy will be successful under all circumstances.
     We have a liquid balance sheet. Most of our assets consist of cash and assets readily convertible into cash. Securities inventories are stated at fair value and are generally readily marketable. Customers’ margin loans are collateralized by securities and have floating interest rates. Other receivables and payables with customers and other brokers and dealers usually settle within a few days. As part of our liquidity strategy, we emphasize diversification of funding sources. We utilize a mix of funding sources and, to the extent possible, maximize our lower-cost financing associated with securities lending and repurchasing agreements. Our assets are financed by our cash flows from operations, equity capital, subordinated debt, bank lines of credit and proceeds from securities lending and securities sold under agreements to repurchase. The fluctuations in cash flows from financing activities are directly related to daily operating activities from our various businesses.
     We currently do not pay cash dividends on our common stock.
     In the third quarter of 2006, we expect to receive after-tax proceeds of approximately $510 million , which excludes the potential additional cash consideration of up to $75 million, for the sale of our Private Client Services branch network to UBS. It is our intention to utilize the sale proceeds in the following manner:
•	for the repayment of all $180 million in subordinated debt currently outstanding;

•	to repurchase $180 million in common stock; and

•	for the investment of capital in new businesses and the expansion of our existing Capital Markets business.
FUNDING SOURCES
     We have available discretionary short-term financing on both a secured and unsecured basis. Secured financing is obtained through the use of securities lending agreements, repurchase agreements and secured bank loans. Securities lending agreements are primarily secured by client collateral pledged for margin loans while bank loans and repurchase agreements are typically collateralized by the firm’s securities inventory. Short-term funding is generally obtained at rates based upon the federal funds rate.
     To finance customer receivables we utilized an average of $16 million in short-term bank loans and an average of $235 million in securities lending arrangements in the first quarter of 2006. This compares to an average of $43 million in short-term bank loans and $222 million in average securities lending arrangements in the first quarter of 2005. Average net repurchase agreements (excluding hedging) of $116 million and $169 million in the first quarter of 2006 and the first quarter of 2005, respectively, were primarily used to finance inventory. Growth in margin loans to customers is generally financed through increases in securities lending to third parties while growth in our securities inventory is generally financed through repurchase agreements or securities lending. Bank financing supplements these sources as necessary. On March 31, 2006, we had $102 million outstanding in short-term bank financing.

     As of March 31, 2006, we had uncommitted credit agreements with banks totaling $675 million, comprising $555 million in discretionary secured lines and $120 million in discretionary unsecured lines. We have been able to obtain necessary short-term borrowings in the past and believe we will continue to be able to do so in the future. We have also established arrangements to obtain financing using as collateral our securities held by our clearing bank or by another broker dealer at the end of each business day.
     In addition to the $675 million of credit agreements described above, our broker dealer subsidiary is party to a $180 million subordinated loan agreement with an affiliate of U.S. Bancorp, which has been approved by the NYSE for regulatory net capital purposes as allowable in our broker dealer subsidiary’s net capital computation. The interest on the $180 million subordinated loan agreement is based on the three-month London Interbank Offer Rate. The entire amount outstanding matures October 31, 2008. As previously noted, we intend to repay the $180 million in subordinated debt following receipt of the proceeds from the sale of our PCS branch network to UBS.
CONTRACTUAL OBLIGATIONS
     Our contractual obligations have not materially changed from those reported in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2005.
CAPITAL REQUIREMENTS
     As a registered broker dealer and member firm of the NYSE, our broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of the NYSE. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. The NYSE may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rule and the net capital rule of the NYSE. We expect these provisions will not impact our ability to meet current and future obligations. In addition, we are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. Our broker dealer subsidiary is also registered with the Commodity Futures Trading Commission (“CFTC”) and therefore is subject to CFTC regulations. Piper Jaffray Ltd., our registered United Kingdom broker dealer subsidiary, is subject to the capital requirements of the U.K. Financial Services Authority.
     At March 31, 2006, net capital under the SEC’s Uniform Net Capital Rule was $328.2 million or 63.9 percent of aggregate debit balances, and $318.0 million in excess of the minimum required net capital.
Off-Balance Sheet Arrangements
     We enter into various types of off-balance sheet arrangements in the ordinary course of business. We hold retained interests in nonconsolidated entities, incur obligations to commit capital to nonconsolidated entities, enter into derivative transactions, enter into non-derivative guarantees and enter into other off-balance sheet arrangements.
     We enter into arrangements with special-purpose entities (“SPEs”), also known as variable interest entities. SPEs are corporations, trusts or partnerships that are established for a limited purpose. SPEs, by their nature, generally are not controlled by their equity owners, as the establishing documents govern all material decisions. Our primary involvement with SPEs relates to securitization transactions in which highly rated fixed rate municipal bonds are sold to an SPE. We follow Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125,” to account for securitizations and other transfers of financial assets. Therefore, we derecognize financial assets transferred in securitizations provided that such transfer meets all of the SFAS 140 criteria. See Note 5, “Securitizations,” in the notes to our unaudited consolidated financial statements for a complete discussion of our securitization activities.
     We have investments in various entities, typically partnerships or limited liability companies, established for the purpose of investing in emerging growth companies. We commit capital or act as the managing partner or member of these entities. These entities are reviewed under variable interest entity and voting interest entity standards. If we determine that an entity should not be consolidated, we record these investments on the equity method of accounting. The lower of cost or market method of accounting is applied to investments where we do not have the ability to exercise significant influence over the operations of an entity. For a complete discussion of our activities related to these types of partnerships, see Note 6, “Variable Interest Entities,” to our consolidated financial statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2005.

     We use derivative products in a principal capacity as a dealer to satisfy the financial needs of clients. We also use derivative products to manage the interest rate and market value risks associated with our security positions. For a complete discussion of our activities related to derivative products, see Note 4, “Derivatives,” in the notes to our unaudited consolidated financial statements.
     Our other types of off-balance-sheet arrangements include contractual commitments and guarantees. For a discussion of our activities related to these off-balance sheet arrangements, see Note 14, “Contingencies, Commitments and Guarantees,” to our consolidated financial statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2005.
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
VALUE-AT-RISK
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

     The following table quantifies the estimated VaR for each component of market risk for the periods presented:

(Dollars in thousands)	At March 31,	At December 31,
	2006	2005
Interest Rate Risk	$522	$309
Equity Price Risk	306	288

Aggregate Undiversified Risk	828	597
Diversification Benefit	(317)	(239)

Aggregate Diversified Value-at-Risk	$511	$358
     The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the three months ended March 31, 2006 and the year ended December 31, 2005, respectively.
For the Three Months Ended March 31, 2006

(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$1,011	$310	$501
Equity Price Risk	691	246	415
Aggregate Undiversified Risk	1,702	556	916
Aggregate Diversified Value-at-Risk	958	315	532
For the Year Ended December 31, 2005

(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$825	$259	$463
Equity Price Risk	766	201	466
Aggregate Undiversified Risk	1,406	551	929
Aggregate Diversified Value-at-Risk	760	253	589
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information under the caption “Enterprise Risk Management” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Form 10-Q is incorporated herein by reference.
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the first quarter of our fiscal year ended December 31, 2006, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     At the time of our spin-off from U.S. Bancorp, we assumed liability for certain legal proceedings that named U.S. Bancorp as a defendant but related to the business we managed when Piper Jaffray was a subsidiary of U.S. Bancorp. In those situations, we generally have agreed with U.S. Bancorp that we will manage the proceedings and indemnify U.S. Bancorp for the related expenses, including the amount of any judgment. In turn, U.S. Bancorp agreed to indemnify us for certain legal proceedings relating to our business prior to the spin-off (as described in Note 9 to our unaudited consolidated financial statements).
     Under the terms of our asset purchase agreement with UBS Financial Services, Inc., a subsidiary of UBS AG, (“UBS”), pursuant to which UBS will acquire our PCS branch network, UBS agreed to assume certain liabilities of the PCS business, including certain liabilities and obligations arising from litigation, arbitration, customer complaints and other claims related to the PCS business, as described in the asset purchase agreement.
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
Initial Public Offering Allocation Litigation
     We have been named, along with other leading securities firms, as a defendant in many putative class actions filed in 2001 and 2002 in the U.S. District Court for the Southern District of New York involving the allocation of securities in certain initial public offerings. The court’s order, dated August 8, 2001, transferred all related class action complaints for coordination and pretrial purposes as In re Initial Public Offering Allocation Securities Litigation, Master File No. 21 MC 92 (SAS). These complaints assert claims pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The claims are based, in part, upon allegations that between 1998 and 2000, in connection with acting as an underwriter of certain initial public offerings of technology and Internet-related companies, we obtained excessive compensation by allocating shares in these initial public offerings to preferred customers who, in return, purportedly agreed to pay additional compensation to us in the form of excess commissions that we failed to disclose. The complaints also allege that our customers who received favorable allocations of shares in initial public offerings agreed to purchase additional shares of the same issuer in the secondary market at pre-determined prices. These complaints seek unspecified damages. The defendants’ motions to dismiss the complaints were filed on July 1, 2002, and oral argument on the motions to dismiss was heard on November 14, 2002. The court entered its order largely denying the motions to dismiss on February 19, 2003. A status conference was held with the court on July 11, 2003, for purposes of establishing a case management plan setting forth discovery deadlines, selecting focus cases and briefing class certification. Seventeen focus cases were selected, including eleven cases for purposes of merits discovery and six cases for purposes of class certification. We are named defendants in two of the merits focus cases and none of the class certification focus cases. On October 13, 2004, the court issued an opinion largely granting plaintiffs’ motions for class certification in the six class certification focus cases. Defendants filed a petition seeking leave to appeal the class certification ruling on October 27, 2004. Plaintiffs filed their opposition to the petition on November 8, 2004, and defendants filed their reply in further support of the petition on November 15, 2004. The United States Court of Appeals for the Second Circuit granted the defendants’ petition on June 30, 2005. Defendants filed their brief on October 3, 2005. Plaintiffs’ response was filed on December 19, 2005, and defendants filed their reply on January 27, 2006. Oral arguments have been scheduled for June 6, 2006. Discovery is proceeding at this time with respect to the remaining eleven focus cases selected for merits discovery.

Initial Public Offering Fee Antitrust Litigation
     We have been named, along with other leading securities firms, as a defendant in several putative class actions filed in the U.S. District Court for the Southern District of New York in 1998. The court’s order, dated February 11, 1999, consolidated these purported class actions for all purposes as In re Public Offering Fee Antitrust Litigation, Case No. 98 CV 7890 (LMM). The consolidated amended complaint seeks unspecified compensatory damages, treble damages and injunctive relief. The consolidated amended complaint was filed on behalf of purchasers of shares issued in certain initial public offerings for U.S. companies and alleges that defendants conspired in offerings of an amount between $20 million and $80 million to fix the underwriters’ discount at 7.0 percent of the offering amount in violation of Section 1 of the Sherman Act. The court dismissed this consolidated action with prejudice and denied plaintiffs’ motion to amend the complaint and include an issuer plaintiff. The court stated that its decision did not affect any class actions filed on behalf of issuer plaintiffs. The Second Circuit Court of Appeals reversed the district court’s decision on December 13, 2002 and remanded the action to the district court. A motion to dismiss was filed with the district court on March 26, 2003 seeking dismissal of this action and the issuer plaintiff action described below in their entirety, based upon the argument that the determination of underwriting fees is implicitly immune from the antitrust laws because of the extensive federal regulation of the securities markets. Plaintiffs filed their opposition to the motion to dismiss on April 25, 2003. The underwriter defendants filed a motion for leave to file a supplemental memorandum of law in further support of their motion to dismiss on June 10, 2003. The court denied the motion to dismiss based upon implied immunity in its memorandum and order dated June 26, 2003. A supplemental memorandum in support of the motion to dismiss, applicable only to this action because the purported class consists of indirect purchasers, was filed on June 24, 2003 and sought dismissal based upon the argument that the proposed class members cannot state claims upon which relief can be granted. Plaintiffs filed a supplemental memorandum in opposition to defendants’ motion to dismiss on July 9, 2003, and defendants filed a reply in further support of the motion to dismiss on July 25, 2003. The court entered its memorandum and order granting in part and denying in part the motion to dismiss on February 24, 2004. Plaintiffs’ damage claims were dismissed because they were indirect purchasers, but the motion to dismiss was denied with respect to plaintiffs’ claims for injunctive relief. We filed our answer to the consolidated amended complaint on April 22, 2004. Plaintiffs filed a motion for class certification and supporting memorandum of law on September 16, 2004. Class discovery concluded on April 11, 2005, and defendants filed their brief in opposition to plaintiffs’ motion for class certification on May 25, 2005. Plaintiffs’ reply brief in support of their motion for class certification was filed on October 20, 2005, and defendants filed a surreply brief in opposition to class certification on November 15, 2005. The Court denied class certification of an issuer class in its Memorandum and Order dated April 18, 2006. The Order further requires the purchaser plaintiffs to notify the Court within 14 days as to their intention of pursuing class certification of purchaser class to pursue injunctive relief without the prospect of recovery of money damages. Plaintiffs filed a summary judgment motion on liability on October 25, 2005. Discovery is proceeding at this time.
     Similar purported class actions also have been filed against us in the U.S. District Court for the Southern District of New York on behalf of issuer plaintiffs asserting substantially similar antitrust claims based upon allegations that 7.0 percent underwriters’ discounts violate the Sherman Act. These purported class actions were consolidated by the district court as In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation, Case No. 00 CV 7804 (LMM), on May 23, 2001. These complaints also seek unspecified compensatory damages, treble damages and injunctive relief. Plaintiffs filed a consolidated class action complaint on July 6, 2001. The district court denied defendants’ motion to dismiss the complaint on September 30, 2002. Defendants filed a motion to certify the order for interlocutory appeal on October 15, 2002. On March 26, 2003, a motion to dismiss based upon implied immunity was also filed in connection with this action. The court denied the motion to dismiss on June 26, 2003. Plaintiffs filed a motion for class certification and supporting memorandum of law on September 16, 2004. Class discovery concluded on April 11, 2005. Defendants filed their brief in opposition to plaintiffs’ motion for class certification on May 25, 2005, and plaintiffs’ reply brief in support of their motion for class certification was filed on October 20, 2005. Defendants filed a surreply brief in opposition to class certification on November 15, 2005. The Court denied class certification of an issuer class in its Memorandum and Order dated April 18, 2006. The Order further requires the purchaser plaintiffs to notify the Court within 14 days as to their intention of pursuing class certification of purchaser class to pursue injunctive relief without the prospect of recovery of money damages. Plaintiffs filed a summary judgment motion on liability on October 25, 2005. Discovery is proceeding at this time.

ITEM 1A. RISK FACTORS
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. We are updating the risk factors set forth in our Annual Report on Form 10-K by adding the following risk factor:
There are risks associated with the pending sale of our Private Client Services business.
     On April 11, 2006, we announced the signing of a definitive agreement to sell 100 percent of our Private Client Services branch network to UBS Financial Services, Inc., a subsidiary of UBS AG. There are certain risks associated with this transaction, including the following:
•	The transaction announced may not be completed, or completed within the expected timeframe.

•	Unforeseen difficulties associated with the transaction, including business disruption and loss of personnel, could delay completion of the transaction and/or cause it to be more expensive than anticipated and adversely affect our results of operations and financial condition.

•	The expected benefits of the transaction, including the growth of our Capital Markets business, increased profitability and shareholder returns, may take longer than anticipated to achieve and may not be achieved in their entirety or at all.

•	Strategies with respect to the redeployment of transaction proceeds may take longer than anticipated to be realized, may contain unfavorable terms, or may not be achieved in their entirety or at all.

•	Following consummation of the transaction, we may be subject to increased competitive pressures and experience increased volatility in our financial results as a result of our business being focused exclusively on the capital markets.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A third-party trustee makes open-market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund. During the first quarter, the third-party trustee purchased 2,514 shares of our common stock in connection with a profit sharing contribution allocated to the company stock fund in the Piper Jaffray Companies Retirement Plan.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.

ITEM 6. EXHIBITS

Exhibit		Method of
Number	Description	Filing
2.1	Asset Purchase Agreement dated April 10, 2006 among Piper Jaffray Companies, Piper Jaffray & Co. and UBS Financial Services Inc. (excluding schedules and exhibits, which the Company agrees to furnish to the Securities and Exchange Commission upon request).	(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(1)	Incorporated herein by reference to Item 2.1 of the Company’s Form 8-K, filed with the Commission on April 11, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2006.

PIPER JAFFRAY COMPANIES

By	/s/ Andrew S. Duff

Its	Chairman and CEO

By	/s/ Sandra G. Sponem

Its	Chief Financial Officer

Exhibit Index

Exhibit		Method of
Number	Description	Filing
2.1	Asset Purchase Agreement dated April 10, 2006 among Piper Jaffray Companies, Piper Jaffray & Co. and UBS Financial Services Inc. (excluding schedules and exhibits, which the Company agrees to furnish to the Securities and Exchange Commission upon request).	(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(1)	Incorporated herein by reference to Item 2.1 of the Company’s Form 8-K, filed with the Commission on April 11, 2006.