Form 10-Q
period 2006-06-30
PIPER JAFFRAY COMPANIES
filed 2006-08-04
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
Yes ☐ No ☑
     As of July 28, 2006, the registrant had 20,740,866 shares of Common Stock outstanding.

Piper Jaffray Companies
Index to Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Piper Jaffray Companies
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2006	2005
(Amounts in thousands, except share data)	(Unaudited)
Assets

Cash and cash equivalents	$138,167	$60,869
Receivables:
Customers (net of allowance of $1,665 at June 30, 2006 and $1,793 at December 31, 2005)	60,627	54,421
Brokers, dealers and clearing organizations	136,503	299,056
Deposits with clearing organizations	58,340	64,379
Securities purchased under agreements to resell	243,883	222,844

Trading securities owned	615,154	517,310
Trading securities owned and pledged as collateral	174,792	236,588

Total trading securities owned	789,946	753,898

Fixed assets (net of accumulated depreciation and amortization of $70,424 and $76,581, respectively)	37,520	41,752
Goodwill (net of accumulated amortization of $52,531)	317,167	317,167
Intangible assets (net of accumulated amortization of $2,533 and $1,733, respectively)	2,267	3,067
Other receivables	38,269	24,626
Other assets	89,399	69,200
Assets held for sale	419,855	442,912

Total assets	$2,331,943	$2,354,191

Liabilities and Shareholders’ Equity

Payables:
Customers	$111,299	$73,781
Checks and drafts	36,141	53,304
Brokers, dealers and clearing organizations	259,816	259,597
Securities sold under agreements to repurchase	198,175	245,786
Trading securities sold, but not yet purchased	328,049	332,204
Accrued compensation	118,617	171,551
Other liabilities and accrued expenses	171,602	138,122
Liabilities held for sale	120,815	145,019

Total liabilities	1,344,514	1,419,364

Subordinated debt	180,000	180,000

Shareholders’ equity:
Common stock, $0.01 par value;
Shares authorized: 100,000,000 at June 30, 2006 and December 31, 2005;
Shares issued: 19,487,319 at June 30, 2006 and 19,487,319 at December 31, 2005;
Shares outstanding: 18,556,143 at June 30, 2006 and 18,365,177 at December 31, 2005	195	195
Additional paid-in capital	721,660	704,005
Retained earnings	118,425	90,431
Less common stock held in treasury, at cost: 931,176 shares at June 30, 2006 and 1,122,142 at December 31, 2005	(29,429)	(35,422)
Other comprehensive loss	(3,422)	(4,382)

Total shareholders’ equity	807,429	754,827

Total liabilities and shareholders’ equity	$2,331,943	$2,354,191

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2006	2005	2006	2005
Revenues:

Investment banking	$61,236	$47,958	$131,000	$96,502
Institutional brokerage	40,898	42,401	87,172	79,223
Interest	13,521	10,835	28,065	20,658
Other income	(1,262)	947	11,268	1,454

Total revenues	114,393	102,141	257,505	197,837

Interest expense	9,143	7,909	17,296	15,268

Net revenues	105,250	94,232	240,209	182,569

Non-interest expenses:

Compensation and benefits	60,653	53,998	133,577	104,613
Occupancy and equipment	6,718	7,879	14,827	15,202
Communications	5,593	6,097	10,976	12,398
Floor brokerage and clearance	3,373	3,963	6,048	7,449
Marketing and business development	6,122	5,226	11,301	10,966
Outside services	6,836	6,460	13,128	11,674
Cash award program	886	1,061	2,161	2,197
Restructuring-related expense	—	8,595	—	8,595
Other operating expenses	2,910	2,811	7,347	6,197

Total non-interest expenses	93,091	96,090	199,365	179,291

Income/(loss) from continuing operations before income tax expense/(benefit)	12,159	(1,858)	40,844	3,278

Income tax expense/(benefit)	4,230	(750)	14,209	983

Net income/(loss) from continuing operations	7,929	(1,108)	26,635	2,295

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	(3,792)	2,345	1,359	6,277

Net Income	$4,137	$1,237	$27,994	$8,572

Earnings per basic common share
Income/(loss) from continuing operations	$0.43	$(0.06)	$1.44	$0.12
Income /(loss) from discontinued operations	(0.20)	0.12	0.07	0.33

Earnings per basic common share	$0.22	$0.07	$1.51	$0.45

Earnings per diluted common share
Income/(loss) from continuing operations	$0.40	$(0.06)	$1.37	$0.12
Income/(loss) from discontinued operations	(0.19)	0.12	0.07	0.33

Earnings per diluted common share	$0.21	$0.06	$1.44	$0.44

Weighted average number of common shares outstanding
Basic	18,556	19,028	18,509	19,141
Diluted	19,669	19,195	19,408	19,297
See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2006	2005
Operating Activities:

Net income	$27,994	$8,572
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,874	8,749
Disposal of fixed assets	359	112
Deferred income taxes	(8,797)	(2,947)
Stock-based compensation	14,634	9,167
Amortization of intangible assets	800	800
Forgivable loan reserve	200	—
Decrease (increase) in operating assets:
Receivables:
Customers	14,402	(39,813)
Brokers, dealers and clearing organizations	162,667	196,457
Deposits with clearing organizations	6,039	2,750
Securities purchased under agreements to resell	(21,039)	(92,475)
Net trading securities owned	(40,567)	(136,516)
Other receivables	(12,982)	(4,466)
Other assets	(11,487)	1,593
Increase (decrease) in operating liabilities:
Payables:
Customers	12,810	92,687
Checks and drafts	(17,163)	(10,593)
Brokers, dealers and clearing organizations	8,455	(3,517)
Securities sold under agreements to repurchase	13,839	(5,009)
Accrued compensation	(44,106)	(75,240)
Other liabilities and accrued expenses	33,826	2,199

Net cash provided by (used in) operating activities	147,758	(47,490)

Investing Activities:

Purchases of fixed assets, net	(5,281)	(8,526)

Net cash used in investing activities	(5,281)	(8,526)

Financing Activities:

(Decrease) increase in securities loaned	(4,559)	61,383
Decrease in securities sold under agreements to repurchase	(61,450)	(48,702)
Increase in short-term bank financing	—	46,000
Repurchase of common stock	—	(31,397)

Net cash provided by (used in) financing activities	(66,009)	27,284

Currency adjustment:
Effect of exchange rate changes on cash	830	—

Net increase (decrease) in cash and cash equivalents	77,298	(28,732)

Cash and cash equivalents at beginning of period	60,869	67,387

Cash and cash equivalents at end of period	$138,167	$38,655

Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$22,063	$16,480
Income taxes	$24,588	$10,150

Noncash financing activities -
Issuance of common stock for retirement plan obligations:
190,966 shares and 331,434 shares for the six months ended June 30, 2006 and 2005, respectively	$9,013	$13,187
See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 Background and Basis of Presentation
Background
     Piper Jaffray Companies is the parent company of Piper Jaffray & Co. (“Piper Jaffray”), a securities broker dealer and investment banking firm; Piper Jaffray Ltd., a firm providing securities brokerage and investment banking services in Europe through an office located in London, England; Piper Jaffray Financial Products Inc., an entity that facilitates customer derivative transactions; Piper Jaffray Financial Products II Inc., an entity dealing primarily in variable rate municipal products; and other immaterial subsidiaries. Piper Jaffray Companies and its subsidiaries (collectively, the “Company”) operate as one reporting segment providing investment banking services and institutional sales, trading and research services. As discussed more fully in Note 13, the Company announced the sale of its Private Client Services branch network business in the second quarter of 2006 and will exit the Private Client Services business when the sale closes, which currently is expected to occur in the third quarter of 2006.
Basis of Presentation
     The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. All material intercompany balances have been eliminated. Certain financial information for prior periods has been reclassified to conform to the current period presentation.
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
Note 2 Summary of Significant Accounting Policies
     Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for a full summary of the Company’s significant accounting policies. Updates to the Company’s significant accounting policies are described below.
Revenue Recognition
     Investment Banking – Investment banking revenues, which include underwriting fees, management fees and advisory fees, are recorded when services for the transactions are completed under the terms of each engagement. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded. Investment banking revenues are presented net of related expenses.
     Institutional Brokerage – Institutional brokerage revenues include (i) commissions paid by customers for the execution of brokerage transactions in listed and over–the–counter (OTC) equity, fixed income and convertible debt securities, which are recorded on a trade date basis; (ii) trading gains and losses which result from market making activities and from the Company’s commitment of capital to facilitate customer transactions; and (iii) fees paid to the Company for equity research.

Other Assets
     Other assets includes investments in partnerships, investments to fund deferred compensation liabilities, prepaid expenses, and net deferred tax assets. In addition, other assets includes 55,440 restricted shares of NYSE Group, Inc. On March 7, 2006, upon the consummation of the merger of the New York Stock Exchange, Inc. (“NYSE”) and Archipelago Holdings, Inc., NYSE Group, Inc. became the parent company of New York Stock Exchange, LLC (which is the successor to the NYSE) and Archipelago Holdings, Inc. In connection with the merger, the Company received $0.8 million in cash and 157,202 shares of NYSE Group, Inc. common stock in exchange for the two NYSE seats owned by the Company. The Company sold 101,762 shares of NYSE Group, Inc. common stock in a secondary offering during the second quarter of 2006.
Note 3 Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step process to recognize and measure a tax position taken or expected to be taken in a tax return. The first step is recognition, whereby a determination is made whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is to measure a tax position that meets the recognition threshold to determine the amount of benefit to recognize. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of FIN 48 on the Company’s results of operations and financial condition.
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
     The Company uses interest rate swaps, interest rate locks, and forward contracts to facilitate customer transactions and as a means to manage risk in certain inventory positions. The Company also enters into interest rate swap agreements to manage interest rate exposure associated with holding residual interest securities from its tender option bond program. As of June 30, 2006, and December 31, 2005, the Company was counterparty to notional/contract amounts of $5.5 billion and $4.6 billion, respectively, of derivative instruments.
     The market or fair values related to derivative contract transactions are reported in trading securities owned and trading securities sold, but not yet purchased on the consolidated statements of financial condition and any unrealized gain or loss resulting from changes in fair values of derivatives is recognized in institutional brokerage on the consolidated statements of operations. Derivatives are reported on a net-by-counterparty basis when a legal right of offset exists under a legally enforceable master netting agreement in accordance with FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.”
     Fair values for derivative contracts represent amounts estimated to be received from or paid to a counterparty in settlement of these instruments. These derivatives are valued using quoted market prices when available or pricing models based on the net present value of estimated future cash flows. The valuation models used require inputs including contractual terms, market prices, yield curves, credit curves and measures of volatility. The net fair value of derivative contracts was approximately $28.0 million and $17.0 million as of June 30, 2006, and December 31, 2005, respectively.
Note 5 Securitizations
     In connection with its tender option bond program, as of June 30, 2006, the Company has outstanding securitizations of $279.2 million of highly rated municipal bonds. Each municipal bond is sold into a separate trust that is funded by the sale of variable rate certificates to institutional customers seeking variable rate tax-free investment products. These variable rate certificates reprice weekly. Securitization transactions meeting certain SFAS 140 criteria are treated as sales, with the resulting gain included in institutional brokerage on the consolidated statements of operations. If a securitization does not meet the sale of asset requirements of SFAS 140, the transaction is recorded as a borrowing. The Company retains a residual interest in each structure and accounts for the residual interest as a trading security, which is recorded at fair value in trading securities owned on the consolidated statements of financial condition. The fair value of retained interests was $1.3 million at June 30, 2006, with a weighted average life of 8.9 years. The fair value of retained interests is estimated based on the present value of future cash flows using management’s best estimates of the key assumptions—expected yield, credit losses of 0 percent and a 12 percent discount rate. The Company receives a fee to remarket the variable rate certificates derived from the securitizations.
     At June 30, 2006, the sensitivity of the current fair value of retained interests to immediate 10 percent and 20 percent adverse changes in the key economic assumptions was not material. The sensitivity analysis does not include the offsetting benefit of financial instruments the Company utilizes to economically hedge risks inherent in its retained interests and is hypothetical. Changes in fair value based on a 10 percent or 20 percent variation in an assumption generally cannot be extrapolated because the relationship of the change in the assumption to the change in the fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated independent of changes in any other assumption; in practice, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. In addition, the sensitivity analysis does not consider any corrective action that the Company might take to mitigate the impact of any adverse changes in key assumptions.
     Certain cash flow activity for the municipal bond securitizations described above during the six months ended June 30, 2006 includes:

(Dollars in thousands)
Proceeds from new securitizations	$7,578
Remarketing fees received	68
Cash flows received on retained interests	3,325
     Three securitization transactions were designed such that they did not meet the asset sale requirements of SFAS 140; therefore, the Company consolidated these trusts. As a result, the Company has recorded an asset for the underlying bonds of approximately $51.0 million in trading securities owned and a liability for the certificates sold by the trust for approximately $50.1 million in other liabilities and accrued expenses on the consolidated statement of financial condition as of June 30, 2006. The Company has economically hedged the activities of these securitizations with interest rate swaps, which have been recorded at fair value and resulted in an asset of approximately $2.0 million at June 30, 2006.
     The Company has contracted with a major third-party financial institution to act as the liquidity provider for the Company’s tender option bond securitized trusts. The Company has agreed to reimburse this party for losses associated with providing liquidity to the trusts. The maximum exposure to loss at June 30, 2006 was $251.0 million, representing the outstanding amount of all trust certificates at that date. This exposure to loss is mitigated by the underlying municipal bonds held in the trusts, which are either AAA or AA rated. These bonds had a market value of approximately $256.6 million at June 30, 2006. The Company believes the likelihood it will be required to fund the reimbursement agreement obligation under any provision of the arrangement is remote, and accordingly, no liability for such guarantee has been recorded in the accompanying consolidated financial statements.

Note 6 Trading Securities Owned and Trading Securities Sold, But Not Yet Purchased
     Trading securities owned and trading securities sold, but not yet purchased were as follows:

	June 30,	December 31,
(Dollars in thousands)	2006	2005
Owned:
Corporate securities:
Equity securities	$27,849	$13,260
Convertible securities	45,547	9,221
Fixed income securities	107,005	68,017
Mortgage-backed securities	278,677	329,057
U.S. government securities	6,957	26,652
Municipal securities	293,649	286,531
Other	30,262	21,160

	$789,946	$753,898

Sold, but not yet purchased:
Corporate securities:
Equity securities	$44,854	$8,367
Convertible securities	5,040	2,572
Fixed income securities	25,292	31,588
Mortgage-backed securities	81,371	157,132
U.S. government securities	158,119	127,833
Municipal securities	10,515	93
Other	2,858	4,619

	$328,049	$332,204

     At June 30, 2006, and December 31, 2005, trading securities owned in the amount of $174.8 million and $236.6 million, respectively, have been pledged as collateral for the Company’s secured borrowings, repurchase agreements and securities loaned activities.
     Trading securities sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. The Company is obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected on the consolidated statements of financial condition. The Company economically hedges changes in market value of its trading securities owned utilizing trading securities sold, but not yet purchased, interest rate swaps, futures and exchange-traded options. It is the Company’s practice to economically hedge a significant portion of its trading securities owned.

Note 7 Goodwill and Intangible Assets
     The following table presents the changes in the carrying value of goodwill and intangible assets for the six months ended June 30, 2006:

	Continuing	Discontinued	Consolidated
(Dollars in thousands)	Operations	Operations	Company
Goodwill
Balance at December 31, 2005	$231,567	$85,600	$317,167
Goodwill acquired	—	—	—
Impairment losses	—	—	—

Balance at June 30, 2006	$231,567	$85,600	$317,167

Intangible assets
Balance at December 31, 2005	$3,067	$—	$3,067
Intangible assets acquired	—	—	—
Amortization of intangible assets	(800)	—	(800)
Impairment losses	—	—	—

Balance at June 30, 2006	$2,267	$—	$2,267

The intangible assets are amortized on a straight-line basis over three years.
Note 8 Financing
     The Company has uncommitted credit agreements with banks totaling $675 million at June 30, 2006, composed of $555 million in discretionary secured lines of which $0 was outstanding at June 30, 2006 and December 31, 2005, and $120 million in discretionary unsecured lines of which $0 was outstanding at June 30, 2006 and December 31, 2005. In addition, the Company has established arrangements to obtain financing at the end of each business day using as collateral the Company’s securities held by its clearing bank and by another broker dealer. Repurchase agreements and securities loaned to other broker dealers are also used as sources of funding.
     Piper Jaffray has executed a $180 million subordinated loan agreement, which satisfies provisions of Appendix D of SEC Rule 15c3-1 and has been approved by the NYSE and is therefore allowable in Piper Jaffray’s net capital computation. The entire amount of the subordinated debt will mature in 2008. In April 2006, the Company announced its intention to repay in full the outstanding balance of this subordinated debt following the closing of the sale of its Private Client Services branch network, currently expected to occur in the third quarter of 2006.
     The Company’s subordinated debt and short-term financing bear interest at rates based on the London Interbank Offered Rate or federal funds rate. At June 30, 2006 and December 31, 2005, the weighted average interest rate on borrowings was 6.33 percent and 5.55 percent, respectively. At June 30, 2006 and December 31, 2005, no formal compensating balance agreements existed, and the Company was in compliance with all debt covenants related to these facilities.
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

     The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential complaints, legal actions, investigations and proceedings. In addition to the Company’s established reserves, U.S. Bancorp (“USB”) has agreed to indemnify the Company in an amount up to $17.5 million for certain legal and regulatory matters. Approximately $13.3 million of this amount remained available as of June 30, 2006.
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
     At June 30, 2006, net capital under the SEC rule was $335.2 million, or 63.2 percent of aggregate debit balances, and $324.6 million in excess of the minimum net capital required under the SEC rule.
     Piper Jaffray is also registered with the Commodity Futures Trading Commission (“CFTC”) and therefore is subject to CFTC regulations.
     Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the United Kingdom Financial Services Authority (“FSA”). As of June 30, 2006, Piper Jaffray Ltd. was in compliance with the capital requirements of the FSA.
Note 11 Stock-Based Compensation and Cash Award Program
     The Company maintains one stock-based compensation plan, the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan. The plan permits the grant of equity awards, including non-qualified stock options and restricted stock, to the Company’s employees and directors for up to 4.5 million shares of common stock. In 2004, 2005 and 2006, the Company has granted shares of restricted stock and options to purchase Piper Jaffray Companies common stock to employees and granted options to purchase Piper Jaffray Companies common stock to its non-employee directors. The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The awards granted to employees have three-year cliff vesting periods. The director awards are fully vested upon grant. The maximum term of the stock options granted to employees and directors is ten years. The plan provides for accelerated vesting of option and restricted stock awards if there is a change in control of the Company (as defined in the plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.
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
     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” using the modified prospective transition method. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair value, net of estimated forfeitures. Because the Company historically expensed all equity awards based on the fair value method, net of estimated forfeitures, SFAS 123(R) did not have a material effect on the Company’s measurement or recognition methods for stock-based compensation.

     Employee and director stock options granted prior to January 1, 2006, were expensed by the Company on a straight-line basis over the option vesting period, based on the estimated fair value of the award on the date of grant using a Black-Scholes option-pricing model. Employee and director stock options granted after January 1, 2006, are expensed by the Company on a straight-line basis over the required service period, based on the estimated fair value of the award on the date of grant using a Black-Scholes option-pricing model. At the time it adopted SFAS 123(R), the Company changed the expensing period from the vesting period to the required service period, which shortened the period over which options are expensed for employees who are retiree-eligible on the date of grant or become retiree-eligible during the vesting period. The number of employees that fell within this category at January 1, 2006 was not material. In accordance with SEC guidelines, the Company did not alter the expense recorded in connection with prior option grants for the change in the expensing period.
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
     The Company recorded compensation expense, net of estimated forfeitures, of $8.0 million and $5.5 million for the three months ended June 30, 2006 and 2005, respectively, and $14.6 million and $9.2 million for the six months ended June 30, 2006 and 2005, respectively, related to employee stock option and restricted stock grants. The tax benefit recognized related to the total compensation cost for stock-based compensation arrangements totaled $3.1 million and $2.1 million for the three months ended June 30, 2006 and 2005, respectively, and $5.6 million and $3.5 million for the six months ended June 30, 2006 and 2005, respectively.
     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model using assumptions such as the risk-free interest rate, the dividend yield, the expected volatility and the expected life of the option. The risk-free interest rate assumption is based on the U.S. treasury bill rate with a maturity equal to the expected life of the option. The dividend yield assumption is based on the assumed dividend payout over the expected life of the option. The expected volatility assumption is based on industry comparisons. The Company has only been a publicly traded company for approximately 30 months; therefore, it does not have sufficient historical data to determine an appropriate expected volatility. The expected life assumption is based on an average of the following two factors: 1) industry comparisons; and 2) the guidance provided by the SEC in Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 allows the use of an “acceptable” methodology under which the Company can take the midpoint of the vesting date and the full contractual term. The following table provides a summary of the valuation assumptions used by the Company to determine the estimated value of stock option grants in Piper Jaffray Companies common stock for the six months ended June 30:

Weighted average assumptions in option valuation	2006	2005
Risk-free interest rates	4.55%	3.77%
Dividend yield	0.00%	0.00%
Stock volatility factor	40.08%	38.11%
Expected life of options (in years)	5.53	5.86
Weighted average fair value of options granted	$22.14	$16.66

     The following table summarizes the Company’s stock options outstanding for the six months ended June 30, 2006:

			Weighted Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term (Years)	Value
December 31, 2005	643,032	$42.29

Granted	50,560	53.16
Canceled	(56,127)	42.29

June 30, 2006	637,465	$43.15	8.3	$11,511,648

Options exercisable at June 30, 2006	65,947	$43.16	8.6	$1,190,263
     As of June 30, 2006, there was $4.6 million of total unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 1.6 years.
     The following table summarizes the Company’s nonvested restricted stock for the six months ended June 30, 2006:

		Weighted
	Nonvested	Average
	Restricted	Grant Date
	Stock	Fair Value
December 31, 2005	1,417,444	$41.37

Granted	823,334	48.00
Vested	(1,080)	45.24
Canceled	(56,055)	44.72

June 30, 2006	2,183,643	$43.78

     As of June 30, 2006, there was $58.5 million of total unrecognized compensation cost related to restricted stock expected to be recognized over a weighted average period of 2.0 years. Approximately $12.3 million of this unrecognized compensation is expected to be forfeited at the close of the PCS sale to UBS.
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
Note 12 Shareholders’ Equity
Issuance of Shares
     During the six months ended June 30, 2006, the Company reissued 190,966 common shares out of treasury in fulfillment of $9.0 million in obligations under the Piper Jaffray Companies Retirement Plan.

Earnings Per Share
     Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive restricted stock and stock options. The computation of earnings per share is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2006	2005	2006	2005
Net income	$4,137	$1,237	$27,994	$8,572

Shares for basic and diluted calculations:
Average shares used in basic computation	18,556	19,028	18,509	19,141
Stock options	125	—	70	—
Restricted stock	988	167	829	156
Average shares used in diluted computation	19,669	19,195	19,408	19,297

Earnings per share:
Basic	$0.22	$0.07	$1.51	$0.45
Diluted	$0.21	$0.06	$1.44	$0.44
Note 13 Discontinued Operations
     On April 10, 2006, the Company and UBS Financial Services Inc., a subsidiary of UBS AG, entered into an Asset Purchase Agreement (the “Agreement”) pursuant to which UBS has agreed to purchase the branch network of the Private Client Services (“PCS”) business and certain assets of that business consisting primarily of customer collateralized margin loans (as disclosed in the Company’s Form 8-K filed with the SEC on April 11, 2006). The Company’s board of directors and management completed an analysis of the long-term prospects of the PCS business and concluded that the sale of PCS was in the best interest of shareholders and PCS clients. The Company intends to use the sale proceeds to grow and enhance its existing capital markets business, expand into new businesses that support the Company’s strategic priorities, and to pay down debt and repurchase common stock. The purchase price under the Agreement is $800 million, which includes $500 million for the branch network and approximately $300 million for the net assets of the branch network. In addition, the agreement provides for additional cash consideration of up to $75 million dependent on post-closing performance of the transferred business; at present, however, the Company anticipates realizing only a portion, if any, of such additional cash consideration. The Company currently expects the transaction covered by the agreement to close in the third quarter of 2006, subject to certain regulatory approvals and customary closing conditions.
     In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144,”) the results of PCS operations, as summarized below, have been classified as discontinued operations for all periods presented and the related assets and liabilities included in the sale as held for sale. In connection with the sale of the Company’s PCS business the Company has approved a plan to significantly restructure the Company’s support infrastructure. As described more fully in Note 14, the Company incurred $16.2 million in costs related to the restructuring plan in the three months ended June 30, 2006. In addition, the Company incurred $1.0 million of transaction costs related to the sale of the PCS business for the three months ended June 30, 2006. These restructuring and transaction costs are included within discontinued operations in accordance with SFAS 144.

Results from discontinued operations are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005
PCS net revenues	$89,195	$85,433	$181,790	$176,164
PCS operating expenses	77,511	81,983	161,910	166,371
Restructuring costs	16,191	—	16,191	—
Transaction costs	957	—	957	—

Income/(loss) before tax expense/(benefit)	(5,464)	3,450	2,732	9,793

Income tax expense/(benefit)	(1,672)	1,105	1,373	3,516

Income/(loss) from discontinued operations, net of tax	$(3,792)	$2,345	$1,359	$6,277

     The Company has included the following assets and liabilities as held for sale in connection with the sale of the PCS branch network to UBS:

	June 30,	December 31,
(Dollars in thousands)	2006	2005
Assets held for sale

Customer receivables	$394,899	$418,566
Fixed assets (net of accumulated depreciation and amortization of $23,114 and $22,371, respectively)	14,842	13,372
Employee forgiveable loans	8,704	9,984
Other receivables	1,410	990

Total assets held for sale	$419,855	$442,912

	June 30,	December 31,
(Dollars in thousands)	2006	2005
Liabilities held for sale

Customer payables	$118,193	$142,871
Other payables	2,622	2,148

Total liabilities held for sale	$120,815	$145,019

Note 14 Restructuring
     The Company incurred pre-tax restructuring costs of $16.2 million in the second quarter of 2006 in connection with the pending sale of the Company’s PCS branch network to a subsidiary of UBS AG. The expense was incurred upon implementation of a specific restructuring plan to reorganize the Company’s support infrastructure.
     The restructuring charge incurred to date includes the cost of severance, other benefits and outplacement costs associated with the termination of employees. The severance amounts were determined based on a one-time severance benefit enhancement to the Company’s existing severance pay program in place at the time of termination notification and will be paid out over a benefit period of up to one year from the time of termination. Approximately 315 employees will receive severance. The following table presents a summary of activity with respect to the restructuring-related liability:

June 30,
(Dollars in thousands)	2006
Balance at December 31, 2005	$—
Provision charged to operating expense	16,191
Cash outlays	—
Noncash write-downs	—

Balance at June 30, 2006	$16,191

     The Company anticipates recording additional restructuring charges in the second half of 2006 of approximately $44 million, the majority of which will be in the third quarter of 2006.

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
Executive Overview
     Our continuing operations are principally engaged in providing investment banking, institutional brokerage and related financial services to corporations and public sector and non-profit entities in the United States, with some activity in Europe. Revenues are generated primarily through advisory and financing fees earned on investment banking and public finance activities, commissions and sales credits earned on equity and fixed income transactions, and net interest earned on securities inventories. While we maintain securities inventories primarily to facilitate customer transactions, our capital markets business also realizes profits and losses from trading activities related to these securities inventories.
     The securities business is a human capital business; accordingly, compensation and benefits comprise the largest component of our expenses, and our performance is dependent upon our ability to attract, develop and retain highly skilled employees who are motivated to serve the best interests of our clients, thereby serving the best interests of our company.
     Our discontinued operations consist of our retail brokerage business, which provides financial advice and a wide range of financial products and services to individual investors through our network of branch offices. Revenues are generated primarily through commissions earned on equity and fixed income transactions and for distribution of mutual funds and annuities, fees earned on fee-based client accounts and net interest from customers’ margin loan balances.
     On April 10, 2006, we entered into a definitive agreement to sell 100 percent of our Private Client Services (“PCS”) branch network to a subsidiary of UBS AG. The purchase price under the agreement is $800 million, which includes $500 million for the branch network and approximately $300 million for the net assets of the branch network. In addition, the agreement provides for additional cash consideration of up to $75 million depending on post-closing performance of the transferred business; at present, however, we anticipate realizing only a portion, if any, of such additional cash consideration. Excluding the potential additional consideration of up to $75 million, we currently expect the sale to result in after-tax proceeds of approximately $510 million and an after-tax book gain of approximately $170 million, net of approximately $60 million in restructuring charges. The sale is expected to close in the third quarter of 2006.
     In light of the pending sale of our PCS branch network, the PCS results of operations are accounted for as discontinued operations. We now operate through a single reporting segment representing our capital markets focused business. See Notes 13 and 14 to our unaudited financial statements for a further discussion of our discontinued operations and restructuring.
     We anticipate utilizing the after-tax proceeds from the sale to accelerate the growth of our existing capital markets business and to enter new businesses to support our strategic priorities. In addition, we expect to significantly change our capitalization structure by repaying $180 million in subordinated debt and repurchasing up to $180 in common stock, to be effected through a combination of an accelerated share repurchase and open market purchases.
     Our divestiture of the PCS branch network will have a material impact on our results of operations and financial condition. We anticipate the most material of the changes to our statement of financial condition to be as follows: most of our customer receivables and payables will be eliminated, goodwill related to PCS of $85.6 million will be written-off, and our subordinated debt will be repaid. Our results of operations have been reclassified to present PCS results within discontinued operations. In the near term, we expect continuing operations to have an increase in net interest income as we invest the excess cash proceeds from the sale prior to making any business investments and due to the elimination of our subordinated debt. We also expect to use up to $180 million of the sale proceeds to repurchase common stock. In addition, certain equity awards granted to PCS employees will be forfeited upon their transfer to UBS, and other awards will become vested.
RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006
     For the three months ended June 30, 2006, our net income, which includes both continuing and discontinued operations, was $4.1 million, or $0.21 per diluted share, up from net income of $1.2 million, or $0.06 per diluted share, for the year-ago period. The second quarter of 2006 included a restructuring charge and transaction costs related to the pending sale of the PCS branch network; the restructuring charge and transaction costs reduced net income by $10.6 million after tax, or $0.54 per diluted share. The second quarter of 2005 results included a pre-tax restructuring charge of $8.6 million, or $0.29 per diluted share after tax, related to implementing certain expense reduction measures. For the quarter ended June 30, 2006, net income from continuing operations totaled $7.9 million, up from a net loss of $1.1 million in the year-ago period, on net revenues of $105.3 million, up 11.7 percent from $94.2 million for the same quarter last year. Diluted earnings per share from continuing operations were $0.40, up from a loss of $0.06 per share in the prior-year quarter.
     For the six months ended June 30, 2006, our net income increased to $28.0 million from $8.6 million for the corresponding period in the prior year, resulting in diluted earnings per share of $1.44 and $0.44, respectively. Net revenues from continuing operations for the first six months of 2006 increased 31.6 percent to $240.2 million, compared to $182.6 million for the first six months of 2005. For the six months ended June 30, 2006, net income from continuing operations increased to $26.6 million from $2.3 million for the corresponding period in the prior year, resulting in diluted earnings per share of $1.37 and $0.12, respectively.
EXTERNAL FACTORS IMPACTING OUR BUSINESS
     Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Overall market conditions are a product of many factors, which are mostly unpredictable and beyond our control. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the volume and value of trading in securities, the volatility of the equity and fixed income markets, the commission charged for trade execution, the level and shape of various yield curves and the demand for investment banking services as reflected by the number and size of public offerings and merger and acquisition transactions.
     Factors that differentiate our business within the financial services industry also may affect our financial results. For example, our business focuses primarily on specific sectors such as the consumer, financial institutions, health care and technology industries within the corporate sector and on health care, higher education, housing, and state and local government entities within the government/non-profit sector. These sectors may experience growth or downturns independently of general economic and market conditions, or may face market conditions that are disproportionately better or worse than those impacting the economy and markets generally. In either case, our business could be affected differently than overall market trends. Given the variability of the capital markets and securities businesses, our earnings may fluctuate significantly from period to period, and results of any individual period should not be considered indicative of future results.

Results of Operations
FINANCIAL SUMMARY FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
     The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				Results of Operations
				as a Percentage of Net
	Results of Operations			Revenues
	For the Three Months Ended			For the Three Months Ended
	June 30,			June 30,
			2006
	2006	2005	v2005	2006	2005
(Dollars in thousands)
Revenues:
Investment banking	$61,236	$47,958	27.7%	58.2%	50.9%
Institutional brokerage	40,898	42,401	(3.5)	38.9	45.0
Interest	13,521	10,835	24.8	12.8	11.5
Other income	(1,262)	947	N/M	(1.2)	1.0

Total revenues	114,393	102,141	12.0	108.7	108.4

Interest expense	9,143	7,909	15.6	8.7	8.4

Net revenues	105,250	94,232	11.7	100.0	100.0

Non-interest expenses:
Compensation and benefits	60,653	53,998	12.3	57.6	57.3
Occupancy and equipment	6,718	7,879	(14.7)	6.4	8.4
Communications	5,593	6,097	(8.3)	5.3	6.5
Floor brokerage and clearance	3,373	3,963	(14.9)	3.2	4.2
Marketing and business development	6,122	5,226	17.1	5.8	5.5
Outside services	6,836	6,460	5.8	6.5	6.9
Cash award program	886	1,061	(16.5)	0.8	1.1
Restructuring expense	—	8,595	N/M	—	9.1
Other operating expenses	2,910	2,811	3.5	2.8	3.0

Total non-interest expenses	93,091	96,090	(3.1)	88.4	102.0

Income/(loss) from continuing operations before tax expense/(benefit)	12,159	(1,858)	N/M	11.6	(2.0)

Income tax expense/(benefit)	4,230	(750)	N/M	4.1	(0.8)

Net income/(loss) from continuing operations	7,929	(1,108)	N/M	7.5	(1.2)

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	(3,792)	2,345	N/M	(3.6)	2.5

Net income	$4,137	$1,237	234.4%	3.9%	1.3%

N/M —	Not Meaningful
     Net income for the three months ended June 30, 2006 was significantly impacted by $17.1 million of pre-tax restructuring and transaction costs included within discontinued operations related to the pending sale of the PCS branch network. Net income for the year-ago period was impacted by $8.6 million of pre-tax restructuring-related expenses incurred in that quarter to implement certain expense reduction measures. For the three months ended June 30, 2006, investment banking revenues increased 27.7 percent to $61.2 million, compared with revenues of $48.0 million in the prior-year period; the increase in revenues was due to an increase in equity underwriting and advisory services activity.

Institutional brokerage revenues decreased 3.5 percent from the prior-year period to $40.9 million as a result of decreased equity commissions. For the second quarter of 2006, net interest income increased to $4.4 million, up from $2.9 million for the second quarter of 2005. This increase was due to the impact of rising short-term interest rates on net inventories and other net earning assets, and the growth in sales of interest-rate products. Other income for the three months ended June 30, 2006 reflects a loss of $1.3 million, primarily resulting from losses we recognized due to a decrease in the market value of NYSE Group, Inc. restricted shares held by us, approximately two-thirds of which we sold during the quarter in a NYSE Group, Inc. secondary offering. For the three months ended June 30, 2006, non-interest expenses from continuing operations were $93.1 million, down 3.1 percent from $96.1 million for the year-ago period. This decrease was principally the result of the $8.6 million restructuring charge taken in the second quarter of 2005, offset in part by increased variable compensation and benefits expenses for the three months ended June 30, 2006, due to higher revenues and profitability.
NON-INTEREST EXPENSES FROM CONTINUING OPERATIONS
Compensation and Benefits
     Compensation and benefits expenses, which are the largest component of our expenses, include salaries, commissions, bonuses, benefits, employment taxes and other employee costs. A substantial portion of compensation expense is comprised of variable incentive arrangements, including discretionary bonuses, the amount of which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits. Other compensation costs, primarily base salaries and benefits, are more fixed in nature.
     For the three months ended June 30, 2006, compensation and benefits expenses increased 12.3 percent to $60.7 million, from $54.0 million for the prior-year period due primarily to higher variable compensation resulting from increased net revenues and profitability. Compensation and benefits expenses as a percentage of net revenues increased slightly to 57.6 percent, compared to 57.3 percent for the second quarter of 2005.
Occupancy and Equipment
     For the three months ended June 30, 2006, occupancy and equipment expenses were $6.7 million, compared with $7.9 million in the prior-year period. The decrease was attributable to prior investments in technology becoming fully depreciated in the first quarter of 2006. In the fourth quarter of 2006, we will be entering into a new lease contract related to our London office and exiting our current lease contract. As a result, we will incur expense of approximately $1.5 million related to payment of the remaining 2006 lease payments, early exit penalties and leasehold write-offs.
Communications
     Communication expenses include costs for telecommunication and data communication, primarily consisting of expense for obtaining third-party market data information. For the second quarter of 2006, communication expenses were $5.6 million, down 8.3 percent from the corresponding period in the prior year. The decrease was due to costs savings associated with a change in vendors related to our equity trading system and a portion of these costs now being recorded within outside services.
Floor Brokerage and Clearance
     For the three months ended June 30, 2006, floor brokerage and clearance expenses declined 14.9 percent to $3.4 million from the same period last year as a result of our continued efforts to reduce expenses associated with accessing electronic communication networks.
Marketing and Business Development
     Marketing and business development expenses include travel and entertainment, postage, supplies and promotional and advertising costs. For the second quarter of 2006, marketing and business development expenses increased 17.1 percent to $6.1 million, compared with $5.2 million for the second quarter of 2005. This increase was driven by deal-related travel and entertainment expense from higher equity underwriting and advisory services activity in the second quarter of 2006.

Outside Services
     Outside services expenses include securities processing expenses, outsourced technology and operations functions, outside legal fees and other professional fees. For the three months ended June 30, 2006, outside services expenses increased modestly to $6.8 million, compared with $6.5 million in the prior-year period due to services associated with our equity trading system being bundled and provided by a single vendor. Previously, these services were provided by multiple vendors and were recorded in communications and floor brokerage and clearing expenses, as well as outside services.
Cash Award Program
     In connection with our spin-off from U.S. Bancorp, we established a cash award program pursuant to which we granted cash awards to a broad-based group of our employees. The award program was designed to aid in retention of employees and to compensate for the value of U.S. Bancorp stock options and restricted stock lost by our employees as a result of the spin-off. The cash awards are being expensed over a four-year period ending December 31, 2007. The sale of the PCS branch network will result in the forfeiture and accelerated vesting of a significant number of cash awards, resulting in a decrease to our ongoing cash award expense. We anticipate incurring approximately $0.8 million and $0.6 million of cash award expense within continuing operations in the third and fourth quarters of 2006, respectively. We anticipate incurring approximately $2.0 million of cash awards expense in 2007.
Restructuring-Related Expense
     In the second quarter of 2005, we implemented certain expense reduction measures as a means to better align our cost infrastructure with our revenues. This resulted in a pre-tax restructuring charge of $8.6 million, consisting of $4.9 million in severance benefits and $3.7 million related to the reduction of office space.
Other Operating Expenses
     Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program, amortization on intangible assets and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. For the three months ended June 30, 2006, other operating expenses were essentially flat at $2.9 million, compared with the prior-year period.
Income Taxes
     For the three months ended June 30, 2006, income taxes from continuing operations were $4.2 million, an effective tax rate of 34.8 percent, compared with an income tax benefit of $0.8 million and an effective tax rate of 40.4 percent, for the corresponding period in 2005. The 40.4 percent effective tax rate for the year-ago period was not reflective of our 2005 annual effective tax rate and was higher as the result of the loss in the year-ago period.

NET REVENUES FROM CONTINUING OPERATIONS (DETAIL)

	For the Three Months Ended
	June 30,		2006
(Dollars in thousands)	2006	2005	v2005
Net revenues:
Institutional sales and trading
Fixed income	$16,621	$17,391	(4.4)%
Equities	31,530	30,029	5.0

Total institutional sales and trading	48,151	47,420	1.5
Investment banking
Underwriting
Fixed income	15,675	19,758	(20.7)
Equities	25,648	16,960	51.2
Advisory services	19,913	11,240	77.2

Total investment banking	61,236	47,958	27.7
Subordinated debt interest expense	(2,875)	(2,093)	37.4
Other income	(1,262)	947	N/M

Total net revenues	$105,250	$94,232	11.7%

N/M —	Not Meaningful
     For the three months ended June 30, 2006, net revenues were $105.3 million, up 11.7 percent compared with the prior-year period.
     Institutional sales and trading revenues comprise all the revenues generated through trading activities, primarily the facilitation of customer trades. To assess the profitability of institutional sales and trading activities, we aggregate institutional brokerage revenues with the net interest income or expense associated with financing, economically hedging and holding long or short inventory positions. Our results in the sales and trading area vary from quarter to quarter with changes in trading margins, trading volumes and the timing of transactions as a result of market opportunities. Increased price transparency in the fixed income market, pressure from institutional clients in the equity market to reduce commissions and the use of alternative trading systems in the equity market have put pressure on trading margins. We expect this pressure to continue.
     For the three months ended June 30, 2006, institutional sales and trading revenues were $48.2 million, a slight increase compared with $47.4 million recorded in the prior-year period as increased equity sales and trading revenues were partially offset by a decline in fixed income sales and trading. Fixed income institutional sales and trading revenues decreased 4.4 percent to $16.6 million for the three months ended June 30, 2006, compared with $17.4 million for the corresponding period in 2005. This decrease was due primarily to a decline in sales of interest rate products. Equity institutional sales and trading revenue increased 5.0 percent for the three months ended June 30, 2006, to $31.5 million. We improved year-over-year performance through higher convertible net revenues and incremental sales and trading revenue related to our European expansion.
     In the second quarter of 2006, investment banking revenues increased 27.7 percent to $61.2 million, compared with $48.0 million in the second quarter of 2005. This increase was driven by strong demand for equity underwriting and advisory services. Equity underwriting revenues increased 51.2 percent to $25.6 million for the three months ended June 30, 2006. This increase was due to a large convertible transaction and an increased volume of completed equity transactions. During the three months ended June 30, 2006, we completed 20 equity offerings (10 lead-managed), raising $2.9 billion in capital for our clients, compared with 14 equity offerings (6 lead-managed), raising $2.5 billion in capital, during the three months ended June 30, 2005. Advisory services revenues increased 77.2 percent to $19.9 million for the three months ended June 30, 2006 as merger and acquisition activity remained strong. In the second quarter of 2006, we completed 9 mergers and acquisitions transactions valued at $1.7 billion, compared with 6 deals valued at $0.6 billion in the second quarter of 2005. Partially offsetting these increases was a decline in fixed income underwriting revenues of 20.7 percent, compared to the record second quarter of 2005, due to fewer municipal refinancing transactions.
     Subordinated debt interest expense increased 37.4 percent from the year-ago period to $2.9 million due to increased short-term interest rates.
     For the three months ended June 30, 2006, other income was a $1.3 million loss primarily resulting from losses we recognized due to a decline in the market value of restricted NYSE Group, Inc. shares held by us, approximately two-thirds of which we sold during the quarter.

DISCONTINUED OPERATIONS
     Discontinued operations include the operating results of our PCS business. On April 10, 2006, we signed a definitive agreement to sell our PCS branch network and certain other assets of that business to a subsidiary of UBS AG. We expect the transaction to close in the third quarter of 2006. In addition, discontinued operations include restructuring and transactions costs incurred in connection with this pending sale.

	For the Three Months Ended
	June 30,		2006 vs.
(Dollars in thousands)	2006	2005	2005
PCS revenues	$89,195	$85,433	4.4%
PCS operating expenses	77,511	81,983	(5.5)
Restructuring costs	16,191	—	N/M
Transaction costs	957	—	N/M

Income/(loss) before tax expense/(benefit)	(5,464)	3,450	N/M

Income tax expense/(benefit)	(1,672)	1,105	N/M

Income/(loss) from discontinued operations, net of tax	$(3,792)	$2,345	N/M

Number of PCS financial advisors	736	863	(14.7)%
(period end)

N/M —	Not Meaningful
     For the three months ended June 30, 2006, PCS recorded pre-tax operating income before restructuring and transaction costs of $11.7 million, compared with $3.5 million for the three months ended June 30, 2005. PCS net revenues improved from the year-ago period due to increases in fee-based revenues and increased net interest income due to increased short-term interest rates. These increases were partially offset by reduced revenues from 14.7 percent fewer financial advisors. A large portion of the decline in financial advisors is attributable to the pending sale of the PCS branch network. PCS operating expenses declined 5.5 percent from the year-ago period due to the cancellation of various PCS initiatives and the discontinuation of depreciation in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 13 to our unaudited consolidated financial statements for further discussion.
     In connection with the sale of our PCS branch network, we recorded $17.1 million in pre-tax restructuring and transactions costs during the second quarter of 2006. See Note 14 to our unaudited consolidated financial statements for further discussion of these costs.

FINANCIAL SUMMARY FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
     The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				Results of Operations as a Percentage of Net
	Results of Operations			Revenues
	For the Six Months Ended			For the Six Months Ended
	June 30,			June 30,
			2006
(Dollars in thousands)	2006	2005	v2005	2006	2005
Revenues:
Investment banking	$131,000	$96,502	35.7%	54.5%	52.9%
Insititutional brokerage	87,172	79,223	10.0	36.3	43.4
Interest	28,065	20,658	35.9	11.7	11.3
Other income	11,268	1,454	675.0	4.7	0.8

Total revenues	257,505	197,837	30.2	107.2	108.4

Interest expense	17,296	15,268	13.3	7.2	8.4

Net revenues	240,209	182,569	31.6	100.0	100.0

Non-interest expenses:
Compensation and benefits	133,577	104,613	27.7	55.6	57.3
Occupancy and equipment	14,827	15,202	(2.5)	6.2	8.3
Communications	10,976	12,398	(11.5)	4.6	6.8
Floor brokerage and clearance	6,048	7,449	(18.8)	2.5	4.1
Marketing and business development	11,301	10,966	3.1	4.7	6.0
Outside services	13,128	11,674	12.5	5.5	6.4
Cash award program	2,161	2,197	(1.6)	0.9	1.2
Restructuring expense	—	8,595	N/M	—	4.7
Other operating expenses	7,347	6,197	18.6	3.0	3.4

Total non-interest expenses	199,365	179,291	11.2	83.0	98.2

Income from continuing operations before tax expense	40,844	3,278	1,146.0	17.0	1.8

Income tax expense	14,209	983	1,345.5	5.9	0.5

Net income from continuing operations	26,635	2,295	1,060.6	11.1	1.3

Discontinued operations:
Income from discontinued operations, net of tax	1,359	6,277	(78.3)	0.6	3.4

Net income	$27,994	$8,572	226.6%	11.7%	4.7%

N/M —	Not Meaningful
     Except as discussed below, the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion, and the statements in the foregoing discussion also apply.
     For the six months ended June 30, 2006, net income, which includes both continuing and discontinued operations, totaled $28.0 million, a 226.6 percent increase from the year-ago period due to higher net revenues and reduced non-compensation expenses. Net revenues from continuing operations increased to $240.2 million for the six months ended June 30, 2006, an increase of 31.6 percent from the corresponding period in the prior year. Investment banking revenues increased 35.7 percent to $131.0 million for the six months ended June 30, 2006, compared with revenues of $96.5 million in the prior-year period. This increase was attributable to higher equity underwriting and advisory services activity. Institutional brokerage revenues increased 10.0 percent over the prior-year period to $87.2 million as a result of increased equity commissions and increased revenues related to our high-yield and structured products. Net interest income for the first six months of 2006 increased to $10.8 million, up from $5.4 million for the first six months of 2005. This increase was due to the impact of rising short-term interest rates on net inventories and the growth in sales of interest-rate products. Other income for the six months ended June 30, 2006 was $11.3 million, compared with $1.5 million for the corresponding period in the prior year. The increase was primarily due to a $9.1 million gain related to our ownership of two seats on the New York Stock Exchange, which were exchanged for cash and restricted shares of the NYSE Group, Inc. We sold approximately 65 percent of our NYSE Group, Inc. restricted shares in a secondary offering during the second quarter of 2006. Non-interest expenses increased to $199.4 million for the six months ended June 30, 2006, from $179.3 million for the six months ended June 30, 2005. This increase was attributable to increased variable compensation and benefits expenses due to higher revenues and profitability, offset in part by an $8.6 million restructure charge taken in the second quarter of 2005.
NON-INTEREST EXPENSES FROM CONTINUING OPERATIONS
Occupancy and Equipment
     For the six months ended June 30, 2006, occupancy and equipment decreased to $14.8 million, compared with $15.2 million for the prior-year period. The decrease was primarily a result of a reduction in office space, offset in part by a $0.4 million write-off of fixed assets in the first quarter of 2006 in connection with modifications to our fixed income trading system.
Marketing and Business Development
     Marketing and business development expenses include travel and entertainment, postage, supplies and promotional and advertising costs. For the six months ended June 30, 2006, marketing and business development expenses increased 3.1 percent to $11.3 million, compared with $11.0 million for the six months ended June 30, 2005. This increase was due to increased travel and entertainment expenses due to higher levels of equity underwriting and advisory service activity in the first six months of 2006, partially offset by a $0.5 million sales and use tax refund received in the first quarter of 2006 related to a favorable sales and use tax ruling.
Other Operating Expenses
     Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program, amortization on intangible assets and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. For the second quarter of 2006, other operating expenses increased to $7.3 million, compared with $6.2 million for the year-ago period. The 18.6 percent increase was primarily a result of increased charitable giving expenses.
Income Taxes
     For the six months ended June 30, 2006, income taxes from continuing operations were $14.2 million, an effective tax rate of 34.8 percent, compared with $1.0 million of income taxes and an effective tax rate of 30.0 percent, for the corresponding period in 2005. The increased effective tax rate is attributable to a decrease in the ratio of municipal interest income, which is non-taxable, to total taxable income.

NET REVENUES FROM CONTINUING OPERATIONS (DETAIL)

	For the Six Months Ended
	June 30,
			2006
	2006	2005	v2005
(Dollars in thousands)
Net revenues:
Institutional sales and trading
Fixed income	$39,236	$31,659	23.9%
Equities	64,289	56,867	13.1

Total institutional sales and trading	103,525	88,526	16.9
Investment banking
Underwriting
Fixed income	31,427	31,390	0.1
Equities	55,691	37,298	49.3
Advisory services	43,882	27,814	57.8

Total investment banking	131,000	96,502	35.7
Subordinated debt interest expense	(5,584)	(3,913)	42.7
Other income	11,268	1,454	675.0

Total net revenues	$240,209	$182,569	31.6%

     For the six months ended June 30, 2006, net revenues were $240.2 million, up 31.6 percent compared with the corresponding period in the prior year.
     Institutional sales and trading revenues comprise all the revenues generated through trading activities, primarily the facilitation of customer trades. To assess the profitability of institutional sales and trading activities, we aggregate institutional brokerage revenues with the net interest income or expense associated with financing, economically hedging and holding long or short inventory positions. Our results in the sales and trading area vary from quarter to quarter with changes in trading margins, trading volumes and the timing of transactions as a result of market opportunities. Increased price transparency in the fixed income market, pressure from institutional clients in the equity market to reduce commissions and the use of alternative trading systems in the equity market have put pressure on trading margins. We expect this pressure to continue.
     For the six months ended June 30, 2006, institutional sales and trading revenues increased 16.9 percent to $103.5 million, compared with $88.5 million for the prior-year period. Fixed income institutional sales and trading revenues increased 23.9 percent to $39.2 million for the six months ended June 30, 2006, compared with $31.7 million for the corresponding period in 2005. We were able to improve year-over-year performance through increased high-yield and structured product revenues. Equity institutional sales and trading revenue increased 13.1 percent for the six months ended June 30, 2006, to $64.3 million. This increase is attributed to higher convertible net revenues and incremental sales and trading revenue related to our European expansion.
     For the first six months of 2006, investment banking revenues increased 35.7 percent to $131.0 million, compared with $96.5 million in the first six months of 2005. This increase was driven by strong increases in equity underwriting and advisory services. Equity underwriting revenues increased 49.3 percent to $55.7 million for the six months ended June 30, 2006. This increase was due to an increased number of completed transactions. During the six months ended June 30, 2006, we completed 45 equity offerings, raising $6.9 billion in capital for our clients, compared with 33 equity offerings, raising $4.7 billion in capital, during the six months ended June 30, 2005. Advisory services revenues increased 57.8 percent to $43.9 million for the six months ended June 30, 2006 due to a strong market for merger and acquisition activity in the first half of 2006. We completed 23 mergers and acquisitions transactions valued at $3.9 billion for the first six months of 2006, compared with 15 deals valued at $2.0 billion for the first six months of 2005. Fixed income underwriting revenues for the six months ended June 30, 2006 were essentially flat to the year-ago period. We have increased our market share of negotiated municipal underwriting during 2006, however, the overall par value of municipal offerings has declined during 2006.

DISCONTINUED OPERATIONS

	For the Six Months Ended
	June 30,		2006 vs.
(Dollars in thousands)	2006	2005	2005
PCS revenues	$181,790	$176,164	3.2%
PCS operating expenses	161,910	166,371	(2.7)
Restructuring costs	16,191	—	N/M
Transaction costs	957	—	N/M

Income before tax expense	2,732	9,793	(72.1)

Income tax expense	1,373	3,516	(60.9)

Income from discontinued operations, net of tax	$1,359	$6,277	(78.3)%

N/M —	Not Meaningful
     The underlying reasons for fluctuations in PCS revenues and PCS operating expenses between the six months ended June 30, 2006 and 2005 are substantially the same as those described in the comparative discussion for the three months ended June 30, 2006 and 2005.
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

	June 30, 2006
		Trading
	Trading	Securities Sold,
	Securities Owned	But Not Yet
(Dollars in thousands)	or Pledged	Purchased
Fair value of securities excluding derivatives, based on quoted prices and independent sources	$753,401	$325,191
Fair value of securities excluding derivatives, as determined by management	8,107	—
Fair value of derivatives as determined by management	28,438	2,858

	$789,946	$328,049

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
GOODWILL AND INTANGIBLE ASSETS
     We record all assets and liabilities acquired in purchase acquisitions, including goodwill, at fair value as required by Statement of Financial Accounting Standards No. 141, “Business Combinations.” Determining the fair value of assets and liabilities acquired requires certain management estimates. At June 30, 2006, we had goodwill of $317.2 million, principally as a result of the 1998 acquisition of our predecessor, Piper Jaffray Companies Inc., and its subsidiaries by U.S. Bancorp.

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
     Compensation paid to employees in the form of stock options or restricted stock is generally amortized on a straight-line basis over the required service period of the award, which is typically three years, and is included in our results of operations as compensation expense, net of estimated forfeitures. The majority of our restricted stock grants provide for continued vesting after termination, providing the employee does not violate non-competition and certain other post-termination restrictions, as set forth in the award agreements. We consider the required service period to be the greater of the vesting period or the non-competition period. We believe that our non-competition restrictions meet the SFAS 123(R) definition of a substantive service requirement.

     Stock-based compensation granted to our non-employee directors is in the form of stock options. Stock-based compensation paid to directors is immediately vested (i.e., there is no continuing service requirement) and is included in our results of operations as outside services expense as of the date of grant.
     In determining the estimated fair value of stock options, we use the Black-Scholes option-pricing model. This model requires management to exercise judgment with respect to certain assumptions, including the expected dividend yield, the expected volatility, and the expected life of the options. The expected dividend yield assumption is based on the assumed dividend payout over the expected life of the option. The expected volatility assumption is based on industry comparisons, as we have limited information on which to base our volatility estimates because we have only been a public company since the beginning of 2004. The expected life of options assumption is based on the average of the following two factors: 1) industry comparisons; and 2) the guidance provided by the SEC in Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 allowed the use of an “acceptable” methodology under which we can take the midpoint of the vesting date and the full contractual term. We believe our approach for calculating an expected life to be an appropriate method in light of the lack of any historical data regarding employee exercise behavior or employee post-termination behavior. Additional information regarding assumptions used in the Black-Scholes pricing model can be found in Note 11 to our unaudited consolidated financial statements.
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
     Under the terms of our separation and distribution agreement with U.S. Bancorp and ancillary agreements entered into in connection with the spin-off, we generally are responsible for all liabilities relating to our business, including those liabilities relating to our business while it was operated as a segment of U.S. Bancorp under the supervision of its management and board of directors and while our employees were employees of U.S. Bancorp servicing our business. Similarly, U.S. Bancorp generally is responsible for all liabilities relating to the businesses U.S. Bancorp retained. However, in addition to our established reserves, U.S. Bancorp agreed to indemnify us in an amount up to $17.5 million for losses that result from certain matters, primarily third-party claims relating to research analyst independence. U.S. Bancorp has the right to terminate this indemnification obligation in the event of a change in control of our company. As of June 30, 2006, approximately $13.3 million of the indemnification remained available.
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
     A significant component of our employees’ compensation is paid in an annual bonus. The timing of these bonus payments, which generally occurs in February, have a significant impact on our cash position and liquidity when paid.
     We currently do not pay cash dividends on our common stock.
     In the third quarter of 2006, we expect to receive after-tax proceeds of approximately $510 million, which excludes the potential additional cash consideration of up to $75 million, for the sale of our PCS branch network and certain other assets consisting primarily of customer margin loans to UBS. It is our intention to utilize the sale proceeds in the following manner:
•	for the expansion of our existing capital markets business and the investment of capital in new businesses;

•	for the repayment of all $180 million in subordinated debt currently outstanding; and

•	to repurchase up to $180 million in common stock.
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
     To finance customer receivables we utilized an average of $35 million in short-term bank loans and an average of $224 million in securities lending arrangements in the second quarter of 2006. This compares to an average of $69 million in short-term bank loans and $257 million in average securities lending arrangements in the second quarter of 2005. Average net repurchase agreements (excluding economic hedges) of $120 million and $163 million in the second quarter of 2006 and the second quarter of 2005, respectively, were primarily used to finance inventory. Growth in margin loans to customers is generally financed through increases in securities lending to third parties while growth in our securities inventory is generally financed through repurchase agreements or securities lending. Bank financing supplements these sources as necessary. On June 30, 2006, we had no outstanding short-term bank financing.
     As of June 30, 2006, we had uncommitted credit agreements with banks totaling $675 million, comprising $555 million in discretionary secured lines and $120 million in discretionary unsecured lines. We have been able to obtain necessary short-term borrowings in the past and believe we will continue to be able to do so in the future. We have also established arrangements to obtain financing using as collateral our securities held by our clearing bank or by another broker dealer at the end of each business day.
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
     At June 30, 2006, net capital under the SEC’s Uniform Net Capital Rule was $335.2 million or 63.2 percent of aggregate debit balances, and $324.6 million in excess of the minimum required net capital.
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
     We have investments in various entities, typically partnerships or limited liability companies, established for the purpose of investing in emerging growth companies or other private or public equity. We commit capital or act as the managing partner or member of these entities. These entities are reviewed under variable interest entity and voting interest entity standards. If we determine that an entity should not be consolidated, we record these investments on the equity method of accounting. The lower of cost or market method of accounting is applied to investments where we do not have the ability to exercise significant influence over the operations of an entity. For a complete discussion of our activities related to these types of partnerships, see Note 6, “Variable Interest Entities,” to our consolidated financial statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2005.
     We enter into derivative contracts in a principal capacity as a dealer to satisfy the financial needs of clients. We also use derivative products to manage the interest rate and market value risks associated with our security positions. For a complete discussion of our activities related to derivative products, see Note 4, “Derivatives,” in the notes to our unaudited consolidated financial statements.
     Our other types of off-balance-sheet arrangements include contractual commitments and guarantees. For a discussion of our activities related to these off-balance sheet arrangements, see Note 14, “Contingencies, Commitments and Guarantees,” to our consolidated financial statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2005.

Enterprise Risk Management
     Risk is an inherent part of our business. In the course of conducting business operations, we are exposed to a variety of risks. Market risk, credit risk, liquidity risk, operational risk, and legal, regulatory and compliance risk are the principal risks we face in operating our business. We seek to identify, assess and monitor each risk in accordance with defined policies and procedures. The extent to which we properly identify and effectively manage each of these risks is critical to our financial condition and profitability. For a full description of our risk management framework, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.
VALUE-AT-RISK
     Value-at-Risk (“VaR”) is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specified confidence level. We perform a daily historical simulated VaR analysis on substantially all of our trading positions, including fixed income, equities, convertible bonds and all associated economic hedges. We use a VaR model because it provides a common metric for assessing market risk across business lines and products. The modeling of the market risk characteristics of our trading positions involves a number of assumptions and approximations. While we believe that these assumptions and approximations are reasonable, different assumptions and approximations could produce materially different VaR estimates. For example, we include the risk-reducing diversification benefit between various securities because it is highly unlikely that all securities would have an equally adverse move on a typical trading day.
     We report an empirical VaR based on net realized trading revenue volatility. Empirical VaR presents an inclusive measure of our historical risk exposure, as it incorporates virtually all trading activities and types of risk including market, credit, liquidity and operational risk. The exhibit below presents VaR using the past 250 days of net trading revenue. Consistent with industry practice, when calculating VaR we use a 95 percent confidence level and a one-day time horizon for calculating both empirical and simulated VaR. This means there is a 1 in 20 chance that daily trading net revenues will fall below the expected daily trading net revenues by an amount at least as large as the reported VaR. As a result, shortfalls from expected trading net revenues on a single trading day that are greater than the reported VaR would be anticipated to occur, on average, about once a month.
     The following table quantifies the empirical VaR for each component of market risk for the periods presented:

	At June 30,	At December 31,
(Dollars in thousands)	2006	2005
Interest Rate Risk	$319	$324
Equity Price Risk	299	345

Aggregate Undiversified Risk	618	669
Diversification Benefit	(127)	(133)

Aggregate Diversified Value-at-Risk	$491	$536
     The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the six months ended June 30, 2006 and the year ended December 31, 2005, respectively.
For the Six Months Ended June 30, 2006

(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$355	$310	$333
Equity Price Risk	346	299	319
Aggregate Undiversified Risk	679	618	652
Aggregate Diversified Value-at-Risk	541	491	519
For the Year Ended December 31, 2005

(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$1,436	$324	$538
Equity Price Risk	345	258	314
Aggregate Undiversified Risk	1,705	668	853
Aggregate Diversified Value-at-Risk	1,558	536	719

     Model-based VaR derived from simulation has inherent limitations, including reliance on historical data to predict future market risk and the parameters established in creating the models that limit quantitative risk information outputs. There can be no assurance that actual losses occurring on any given day arising from changes in market conditions will not exceed the VaR amounts shown below or that such losses will not occur more than once in a 20-day trading period. In addition, different VaR methodologies and distribution assumptions could produce materially different VaR numbers. Changes in VaR between reporting periods are generally due to changes in levels of risk exposure, volatilities and/or correlations among asset classes.
     The following table quantifies the simulated VaR for each component of market risk for the periods presented:

	At June 30,	At December 31,
(Dollars in thousands)	2006	2005
Interest Rate Risk	$404	$309
Equity Price Risk	268	288

Aggregate Undiversified Risk	672	597
Diversification Benefit	(161)	(239)

Aggregate Diversified Value-at-Risk	$511	$358
     In addition to daily VaR estimates, we calculate the potential market risk to our trading positions under selected stress scenarios. We calculate the daily 99.9 percent VaR estimates both with and without diversification benefits for each risk category and firmwide. These stress tests allow us to measure the potential effects on net revenue from adverse changes in market volatilities, correlations and trading liquidity. Supplementary measures employed by Piper Jaffray to monitor and manage market risk exposure include the following: net market position and basis point values, option sensitivities, and inventory turnover. All metrics are aggregated by asset concentration and are used for monitoring limits, exception approvals and strategic control.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information under the caption “Enterprise Risk Management” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Form 10-Q is incorporated herein by reference.
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the second quarter of our fiscal year ended December 31, 2006, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Due to the nature of our business, we are involved in a variety of legal proceedings. These proceedings include litigation, arbitration and regulatory proceedings, which may arise from, among other things, client account activity, underwriting or other transactional activity, employment matters, regulatory examinations of our businesses and investigations of securities industry practices by governmental agencies and self-regulatory organizations. The securities industry is highly regulated, and the regulatory scrutiny applied to securities firms has increased dramatically in recent years, resulting in a higher number of regulatory investigations and enforcement actions and significantly greater uncertainty regarding the likely outcome of these matters. The number of litigation and arbitration proceedings also has increased in recent years. Accordingly, in recent years we have incurred, and may incur in the future, higher expenses for legal proceedings than previously.

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
     Under the terms of our asset purchase agreement with UBS Financial Services Inc., a subsidiary of UBS AG, pursuant to which UBS will acquire our PCS branch network, UBS agreed to assume certain liabilities of the PCS business, including certain liabilities and obligations arising from litigation, arbitration, customer complaints and other claims related to the PCS business, as described in the asset purchase agreement.
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
Initial Public Offering Allocation Litigation
     We have been named, along with other leading securities firms, as a defendant in many putative class actions filed in 2001 and 2002 in the U.S. District Court for the Southern District of New York involving the allocation of securities in certain initial public offerings. The court’s order, dated August 8, 2001, transferred all related class action complaints for coordination and pretrial purposes as In re Initial Public Offering Allocation Securities Litigation, Master File No. 21 MC 92 (SAS). These complaints assert claims pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The claims are based, in part, upon allegations that between 1998 and 2000, in connection with acting as an underwriter of certain initial public offerings of technology and Internet-related companies, we obtained excessive compensation by allocating shares in these initial public offerings to preferred customers who, in return, purportedly agreed to pay additional compensation to us in the form of excess commissions that we failed to disclose. The complaints also allege that our customers who received favorable allocations of shares in initial public offerings agreed to purchase additional shares of the same issuer in the secondary market at pre-determined prices. These complaints seek unspecified damages. The defendants’ motions to dismiss the complaints were filed on July 1, 2002, and oral argument on the motions to dismiss was heard on November 14, 2002. The court entered its order largely denying the motions to dismiss on February 19, 2003. A status conference was held with the court on July 11, 2003, for purposes of establishing a case management plan setting forth discovery deadlines, selecting focus cases and briefing class certification. Seventeen focus cases were selected, including eleven cases for purposes of merits discovery and six cases for purposes of class certification. We are named defendants in two of the merits focus cases and none of the class certification focus cases. On October 13, 2004, the court issued an opinion largely granting plaintiffs’ motions for class certification in the six class certification focus cases. Defendants filed a petition seeking leave to appeal the class certification ruling on October 27, 2004. Plaintiffs filed their opposition to the petition on November 8, 2004, and defendants filed their reply in further support of the petition on November 15, 2004. The United States Court of Appeals for the Second Circuit granted the defendants’ petition on June 30, 2005. Defendants filed their brief on October 3, 2005. Plaintiffs’ response was filed on December 19, 2005, and defendants filed their reply on January 27, 2006. Oral argument on the class certification appeal was heard on June 6, 2006. A decision on the appeal is currently pending. Discovery is proceeding at this time with respect to the remaining eleven focus cases selected for merits discovery.

Initial Public Offering Fee Antitrust Litigation
     We have been named, along with other leading securities firms, as a defendant in several putative class actions filed in the U.S. District Court for the Southern District of New York in 1998. The court’s order, dated February 11, 1999, consolidated these purported class actions for all purposes as In re Public Offering Fee Antitrust Litigation, Case No. 98 CV 7890 (LMM). The consolidated amended complaint seeks unspecified compensatory damages, treble damages and injunctive relief. The consolidated amended complaint was filed on behalf of purchasers of shares issued in certain initial public offerings for U.S. companies and alleges that defendants conspired in offerings of an amount between $20 million and $80 million to fix the underwriters’ discount at 7.0 percent of the offering amount in violation of Section 1 of the Sherman Act. The court dismissed this consolidated action with prejudice and denied plaintiffs’ motion to amend the complaint and include an issuer plaintiff. The court stated that its decision did not affect any class actions filed on behalf of issuer plaintiffs. The Second Circuit Court of Appeals reversed the district court’s decision on December 13, 2002 and remanded the action to the district court. A motion to dismiss was filed with the district court on March 26, 2003 seeking dismissal of this action and the issuer plaintiff action described below in their entirety, based upon the argument that the determination of underwriting fees is implicitly immune from the antitrust laws because of the extensive federal regulation of the securities markets. Plaintiffs filed their opposition to the motion to dismiss on April 25, 2003. The underwriter defendants filed a motion for leave to file a supplemental memorandum of law in further support of their motion to dismiss on June 10, 2003. The court denied the motion to dismiss based upon implied immunity in its memorandum and order dated June 26, 2003. A supplemental memorandum in support of the motion to dismiss, applicable only to this action because the purported class consists of indirect purchasers, was filed on June 24, 2003 and sought dismissal based upon the argument that the proposed class members cannot state claims upon which relief can be granted. Plaintiffs filed a supplemental memorandum in opposition to defendants’ motion to dismiss on July 9, 2003, and defendants filed a reply in further support of the motion to dismiss on July 25, 2003. The court entered its memorandum and order granting in part and denying in part the motion to dismiss on February 24, 2004. Plaintiffs’ damage claims were dismissed because they were indirect purchasers, but the motion to dismiss was denied with respect to plaintiffs’ claims for injunctive relief. We filed our answer to the consolidated amended complaint on April 22, 2004. Plaintiffs filed a motion for class certification and supporting memorandum of law on September 16, 2004. Class discovery concluded on April 11, 2005, and defendants filed their brief in opposition to plaintiffs’ motion for class certification on May 25, 2005. Plaintiffs’ reply brief in support of their motion for class certification was filed on October 20, 2005, and defendants filed a surreply brief in opposition to class certification on November 15, 2005. Plaintiffs filed a summary judgment motion on liability on October 25, 2005. The Court denied class certification of an issuer class in its Memorandum and Order dated April 18, 2006. The Order further requires the purchaser plaintiffs to notify the Court within 14 days as to their intention of pursuing class certification of purchaser class to pursue injunctive relief without the prospect of recovery of money damages. Plaintiffs filed a Rule 23(f) application with respect to the denial of class certification on May 1, 2006. The Court granted their request that the response to Plaintiffs’ motion for summary judgment be adjourned until 30 days after a ruling on the 23(f) application or the Second Circuit rules on the appeal, whichever is later.
     Similar purported class actions also have been filed against us in the U.S. District Court for the Southern District of New York on behalf of issuer plaintiffs asserting substantially similar antitrust claims based upon allegations that 7.0 percent underwriters’ discounts violate the Sherman Act. These purported class actions were consolidated by the district court as In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation, Case No. 00 CV 7804 (LMM), on May 23, 2001. These complaints also seek unspecified compensatory damages, treble damages and injunctive relief. Plaintiffs filed a consolidated class action complaint on July 6, 2001. The district court denied defendants’ motion to dismiss the complaint on September 30, 2002. Defendants filed a motion to certify the order for interlocutory appeal on October 15, 2002. On March 26, 2003, a motion to dismiss based upon implied immunity was also filed in connection with this action. The court denied the motion to dismiss on June 26, 2003. Plaintiffs filed a motion for class certification and supporting memorandum of law on September 16, 2004. Class discovery concluded on April 11, 2005. Defendants filed their brief in opposition to plaintiffs’ motion for class certification on May 25, 2005, and plaintiffs’ reply brief in support of their motion for class certification was filed on October 20, 2005. Defendants filed a surreply brief in opposition to class certification on November 15, 2005. Plaintiffs filed a summary judgment motion on liability on October 25, 2005. The Court denied class certification of an issuer class in its Memorandum and Order dated April 18, 2006. The Order further requires the purchaser plaintiffs to notify the Court within 14 days as to their intention of pursuing class certification of purchaser class to pursue injunctive relief without the prospect of recovery of money damages. Plaintiffs filed a Rule 23(f) application with respect to the denial of class certification on May 1, 2006. The Court granted their request that the response to Plaintiffs’ motion for summary judgment be adjourned until 30 days after a ruling on the 23(f) application or the Second Circuit rules on the appeal, whichever is later.

ITEM 1A. RISK FACTORS
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC, as updated in our subsequent reports on Form 10-Q filed with the SEC. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. The following information updates the risk factors set forth in our Annual Report on Form 10-K and subsequent Quarterly Report on Form
10-Q:
There are risks associated with the sale of the Private Client Services branch network.
     On April 11, 2006, we announced the signing of a definitive agreement to sell 100 percent of our Private Client Services branch network to UBS AG. There are certain risks associated with this transaction, including the following:
•	The transaction announced may not be completed, or completed within the expected timeframe.

•	We currently expect to realize only a portion, if any, of the up to $75 million in additional cash consideration provided for in the definitive agreement dependent on business performance.

•	Unforeseen difficulties associated with the transaction, including business disruption and loss of personnel, could delay completion of the transaction and/or cause it to be more expensive than anticipated and adversely affect our results of operations and financial condition.

•	The expected benefits of the transaction, including the growth of our Capital Markets business, increased profitability and shareholder returns, may take longer than anticipated to achieve and may not be achieved in their entirety or at all.

•	Strategies with respect to the redeployment of transaction proceeds may take longer than anticipated to be realized or may not be achieved in their entirety or at all.

•	Following consummation of the transaction we may be subject to increased competitive pressures and experience increased volatility in our financial results.
The volume of anticipated investment banking transactions may differ from actual results.
     The completion of anticipated investment banking transactions is uncertain and beyond our control, and our investment banking revenue is typically earned upon the successful completion of a transaction. In most cases we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client’s or counterparty’s business. If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the transaction. Accordingly, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties, and the number of engagements we have at any given time is subject to change and may not necessarily result in future revenues.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     A third-party trustee makes open-market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Company’s 2006 annual meeting of shareholders was held on May 2, 2006. The holders of 17,146,156 shares of common stock, 82 percent of the outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy.

(c)	At the annual meeting, B. Kristine Johnson, Jean M. Taylor and Richard A. Zona were elected as Class III directors to serve three-year terms expiring at the annual meeting of shareholders in 2009. The following table shows the vote totals for each of these individuals:

Name	Votes For	Authority Withheld
B. Kristine Johnson	10,024,170	7,121,055
Jean M. Taylor	15,632,145	1,514,080
Richard A. Zona	15,037,844	2,108,381
     At the annual meeting, our shareholders also approved the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan, ratified the selection of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2006, and approved a shareholder proposal requesting declassification of the Board and annual election of all directors. The following table indicates the specific voting results for each of these items:

Proposal	Votes For	Votes Against	Abstentions	Broker Non-Votes
Approval of the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan	10,264,206	4,506,786	83,970	2,291,262

Ratification of the selection of Ernst & Young LLP as the independent auditor for the year ended December 31, 2006	17,042,800	62,397	41,027	0

Shareholder proposal requesting declassification of the board of directors and annual election of all directors	10,731,171	3,983,026	143,392	2,288,635

ITEM 6. EXHIBITS

Exhibit		Method of
Number	Description	Filing
2.1	Asset Purchase Agreement dated April 10, 2006 among Piper Jaffray Companies, Piper Jaffray & Co. and UBS Financial Services Inc. (excluding schedules and exhibits, which the Company agrees to furnish to the Securities and Exchange Commission upon request).	(1)

10.1	Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(1)	Incorporated herein by reference to Exhibit 2.1 of the Company’s Form 8-K, filed with the Commission on April 11, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2006.

PIPER JAFFRAY COMPANIES

By	/s/ Andrew S. Duff

Its	Chairman and CEO

By	/s/ Sandra G. Sponem

Its	Chief Financial Officer

Exhibit Index

Exhibit		Method of
Number	Description	Filing
2.1	Asset Purchase Agreement dated April 10, 2006 among Piper Jaffray Companies, Piper Jaffray & Co. and UBS Financial Services Inc. (excluding schedules and exhibits, which the Company agrees to furnish to the Securities and Exchange Commission upon request).	(1)

10.1	Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(1)	Incorporated herein by reference to Exhibit 2.1 of the Company’s Form 8-K, filed with the Commission on April 11, 2006.