Form 10-Q
period 2006-09-30
PIPER JAFFRAY COMPANIES
filed 2006-11-03
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of October 27, 2006, the registrant had 18,583,156 shares of Common Stock outstanding.

Piper Jaffray Companies
Index to Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Piper Jaffray Companies
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2006	2005
(Amounts in thousands, except share data)	(Unaudited)
Assets

Cash and cash equivalents	$97,756	$60,869
Cash and cash equivalents segregated for regulatory purposes	35,000	—
Receivables:
Customers (net of allowance of $0 at September 30, 2006 and $1,793 at December 31, 2005)	93,559	54,421
Brokers, dealers and clearing organizations	441,731	299,056
Deposits with clearing organizations	39,678	64,379
Securities purchased under agreements to resell	177,892	222,844

Trading securities owned	803,418	517,310
Trading securities owned and pledged as collateral	4,848	236,588

Total trading securities owned	808,266	753,898

Fixed assets (net of accumulated depreciation and amortization of $51,726 and $76,581 respectively)	24,957	41,752
Goodwill (net of accumulated amortization of $38,364 and $52,531, respectively)	231,567	317,167
Intangible assets (net of accumulated amortization of $2,933 and $1,733, respectively)	1,867	3,067
Other receivables	31,845	24,626
Other assets	91,441	69,200
Assets held for sale	—	442,912

Total assets	$2,075,559	$2,354,191

Liabilities and Shareholders’ Equity

Short-term bank financing	$50,000	$—
Payables:
Customers	80,789	73,781
Checks and drafts	14,780	53,304
Brokers, dealers and clearing organizations	296,881	259,597
Securities sold under agreements to repurchase	3,560	245,786
Trading securities sold, but not yet purchased	273,547	332,204
Accrued compensation	121,664	171,551
Other liabilities and accrued expenses	341,151	138,122
Liabilities held for sale	—	145,019

Total liabilities	1,182,372	1,419,364

Subordinated debt	—	180,000

Shareholders’ equity:
Common stock, $0.01 par value;
Shares authorized: 100,000,000 at September 30, 2006 and December 31, 2005;
Shares issued: 19,487,319 at September 30, 2006 and at December 31, 2005;
Shares outstanding: 16,959,795 at September 30, 2006 and 18,365,177 at December 31, 2005	195	195
Additional paid-in capital	718,776	704,005
Retained earnings	305,038	90,431
Less common stock held in treasury, at cost: 2,527,524 shares at September 30, 2006 and 1,122,142 at December 31, 2005	(127,630)	(35,422)
Other comprehensive loss	(3,192)	(4,382)

Total shareholders’ equity	893,187	754,827

Total liabilities and shareholders’ equity	$2,075,559	$2,354,191

See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2006	2005	2006	2005
Revenues:

Investment banking	$72,107	$73,407	$203,107	$169,909
Institutional brokerage	34,964	42,476	122,136	121,699
Interest	16,663	11,357	44,728	32,015
Other income	863	949	12,131	2,403

Total revenues	124,597	128,189	382,102	326,026

Interest expense	8,490	8,064	25,786	23,332

Net revenues	116,107	120,125	356,316	302,694

Non-interest expenses:

Compensation and benefits	69,079	72,649	202,656	177,262
Occupancy and equipment	6,878	7,710	21,705	22,912
Communications	5,761	5,683	16,737	18,081
Floor brokerage and clearance	3,759	3,887	9,807	11,336
Marketing and business development	5,887	4,827	17,188	15,793
Outside services	6,344	5,237	19,472	16,911
Cash award program	512	1,004	2,673	3,201
Restructuring-related expense	—	—	—	8,595
Other operating expenses	2,838	3,319	10,185	9,516

Total non-interest expenses	101,058	104,316	300,423	283,607

Income from continuing operations before income tax expense	15,049	15,809	55,893	19,087

Income tax expense	5,521	4,871	19,730	5,854

Net income from continuing operations	9,528	10,938	36,163	13,233

Discontinued operations:
Income from discontinued operations, net of tax	177,085	4,210	178,444	10,487

Net income	$186,613	$15,148	$214,607	$23,720

Earnings per basic common share
Income from continuing operations	$0.53	$0.58	$1.97	$0.70
Income from discontinued operations	9.82	0.22	9.73	0.56

Earnings per basic common share	$10.35	$0.80	$11.70	$1.26

Earnings per diluted common share
Income from continuing operations	$0.50	$0.57	$1.87	$0.70
Income from discontinued operations	9.29	0.22	9.25	0.55

Earnings per diluted common share	$9.79	$0.79	$11.12	$1.25

Weighted average number of common shares outstanding
Basic	18,031	18,841	18,348	18,814
Diluted	19,071	19,107	19,294	19,007
See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2006	2005
Operating Activities:

Net income	$214,607	$23,720
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,512	13,458
Gain on sale of PCS branch network	(327,749)	—
Deferred income taxes	(11,598)	(1,105)
Stock-based compensation	21,433	14,231
Amortization of intangible assets	1,200	1,200
Decrease (increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	(35,000)	—
Receivables:
Customers	33,058	(56,415)
Brokers, dealers and clearing organizations	(141,257)	194,319
Deposits with clearing organizations	24,701	1,182
Securities purchased under agreements to resell	44,952	(24,677)
Net trading securities owned	(113,311)	(146,195)
Other receivables	(5,099)	(4,543)
Other assets	(11,859)	4,016
Increase (decrease) in operating liabilities:
Payables:
Customers	(18,900)	20,518
Checks and drafts	(38,524)	(21,504)
Brokers, dealers and clearing organizations	275,066	(5,498)
Securities sold under agreements to repurchase	(13,527)	(10,517)
Accrued compensation	(41,662)	(38,876)
Other liabilities and accrued expenses	166,832	7,954

Net cash provided by (used in) operating activities	33,875	(28,732)

Investing Activities:

Sale of PCS branch network	701,861	—
Purchases of fixed assets, net	(6,456)	(14,345)

Net cash provided by (used in) investing activities	695,405	(14,345)

Financing Activities:

Increase (decrease) in securities loaned	(234,676)	23,868
Decrease in securities sold under agreements to repurchase	(228,699)	(138,745)
Increase in short-term bank financing	50,000	170,000
Repayment of subordianted debt	(180,000)	—
Repurchase of common stock	(100,000)	(42,381)

Net cash provided by (used in) financing activities	(693,375)	12,742

Currency adjustment:
Effect of exchange rate changes on cash	982	—

Net increase (decrease) in cash and cash equivalents	36,887	(30,335)

Cash and cash equivalents at beginning of period	60,869	67,387

Cash and cash equivalents at end of period	$97,756	$37,052

Supplemental disclosure of cash flow information —
Cash paid during the period for:
Interest	$35,137	$28,483
Income taxes	$36,981	$10,394

Noncash financing activities —
Issuance of common stock for retirement plan obligations:
190,966 shares and 331,434 shares for the nine months ended September 30, 2006 and 2005, respectively	$9,013	$13,187
See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 Background and Basis of Presentation
Background
     Piper Jaffray Companies is the parent company of Piper Jaffray & Co. (“Piper Jaffray”), a securities broker dealer and investment banking firm; Piper Jaffray Ltd., a firm providing securities brokerage and investment banking services in Europe headquartered in London, England; Piper Jaffray Financial Products Inc., an entity that facilitates customer derivative transactions; Piper Jaffray Financial Products II Inc., an entity dealing primarily in variable rate municipal products; and other immaterial subsidiaries. Piper Jaffray Companies and its subsidiaries (collectively, the “Company”) operate as one reporting segment providing investment banking services and institutional sales, trading and research services. As discussed more fully in Note 14, the Company completed the sale of its Private Client Services branch network and certain related assets to UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), on August 11, 2006, thereby exiting the Private Client Services (“PCS”) business.
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
     Institutional Brokerage – Institutional brokerage revenues include (i) commissions paid by customers for the execution of brokerage transactions in listed and over–the–counter (OTC) equity, fixed income and convertible debt securities, which are recorded on a trade date basis; (ii) trading gains and losses and (iii) fees paid to the Company for equity research.

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
Note 3 Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step process to recognize and measure a tax position taken or expected to be taken in a tax return. The first step is recognition, whereby a determination is made whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is to measure a tax position that meets the recognition threshold to determine the amount of benefit to recognize. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on the Company’s results of operations and financial condition.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires the evaluation of prior year misstatements in quantifying misstatements in the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. In the initial year of adoption, the cumulative effect of applying SAB 108, if any, will be recorded as an adjustment to the beginning balance of retained earnings. In subsequent years, previously undetected material misstatements require restatement of the financial statements. The Company does not believe adoption of SAB 108 will impact the Company’s results of operations or financial condition.
     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements, but its application may, for some entities, change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on the Company’s results of operations and financial condition.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement
Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. In addition, SFAS 158 requires disclosure in the notes to the financial statements of the estimated portion of net actuarial gains or losses, prior service costs or credits and transition assets or obligations in other comprehensive income that will be recognized in net periodic benefit cost over the fiscal year. These requirements are effective for fiscal years ending after December 15, 2006. SFAS 158 also requires employers to measure plan assets and benefit obligations as of the date of its year-end statement of financial position. This requirement is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of SFAS 158 on the Company’s results of operations and financial condition.
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

     The Company uses interest rate swaps, interest rate locks, and forward contracts to facilitate customer transactions and as a means to manage risk in certain inventory positions. The Company also enters into interest rate swap agreements to manage interest rate exposure associated with holding residual interest securities from its tender option bond program. As of September 30, 2006, and December 31, 2005, the Company was counterparty to notional/contract amounts of $5.7 billion and $4.6 billion, respectively, of derivative instruments.
     The market or fair values related to derivative contract transactions are reported in trading securities owned and trading securities sold, but not yet purchased on the consolidated statements of financial condition and any unrealized gain or loss resulting from changes in fair values of derivatives is recognized in institutional brokerage on the consolidated statements of operations. The Company does not utilize “hedge accounting” as described within SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Derivatives are reported on a net-by-counterparty basis when a legal right of offset exists under a legally enforceable master netting agreement in accordance with FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.”
     Fair values for derivative contracts represent amounts estimated to be received from or paid to a counterparty in settlement of these instruments. These derivatives are valued using quoted market prices when available or pricing models based on the net present value of estimated future cash flows. The valuation models used require inputs including contractual terms, market prices, yield curves, credit curves and measures of volatility. The net fair value of derivative contracts was approximately $18.3 million and $17.0 million as of September 30, 2006, and December 31, 2005, respectively.
Note 5 Securitizations
     In connection with its tender option bond program, as of September 30, 2006, the Company has outstanding securitizations of $279.2 million of highly rated municipal bonds. Each municipal bond is sold into a separate trust that is funded by the sale of variable rate certificates to institutional customers seeking variable rate tax-free investment products. These variable rate certificates reprice weekly. Securitization transactions meeting certain SFAS 140 criteria are treated as sales, with the resulting gain included in institutional brokerage on the consolidated statements of operations. If a securitization does not meet the sale of asset requirements of SFAS 140, the transaction is recorded as a borrowing. The Company retains a residual interest in each structure and accounts for the residual interest as a trading security, which is recorded at fair value in trading securities owned on the consolidated statements of financial condition. The fair value of retained interests was $7.4 million at September 30, 2006, with a weighted average life of 8.7 years. The fair value of retained interests is estimated based on the present value of future cash flows using management’s best estimates of the key assumptions—expected yield, credit losses of 0 percent and a 12 percent discount rate. At September 30, 2006, the sensitivity of the current fair value of retained interests to immediate 10 percent and 20 percent adverse changes in the key economic assumptions was not material. The Company receives a fee to remarket the variable rate certificates derived from the securitizations.
     Certain cash flow activity for the municipal bond securitizations described above during the nine months ended September 30, 2006 includes:

(Dollars in thousands)
Proceeds from new securitizations	$7,578
Remarketing fees received	106
Cash flows received on retained interests	5,525
     Three securitization transactions were designed such that they did not meet the asset sale requirements of SFAS 140; therefore, the Company consolidated these trusts. As a result, the Company has recorded an asset for the underlying bonds of approximately $51.2 million in trading securities owned and a liability for the certificates sold by the trust for approximately $50.1 million in other liabilities and accrued expenses on the consolidated statement of financial condition as of September 30, 2006. The Company has economically hedged the activities of these securitizations with interest rate swaps, which have been recorded at fair value and resulted in a liability of approximately $4.8 million at September 30, 2006.
     The Company has contracted with a major third-party financial institution to act as the liquidity provider for the Company’s tender option bond securitized trusts. The Company has agreed to reimburse this party for losses associated with providing liquidity to the trusts. The maximum exposure to loss at September 30, 2006 was $251.2 million, representing the outstanding amount of all trust certificates at that date. This exposure to loss is mitigated by the underlying municipal bonds held in the trusts, which are either AAA or AA rated. These bonds had a market value of approximately $263.2 million at September 30, 2006. The Company believes the likelihood it will be required to fund the reimbursement agreement obligation under any provision of the arrangement is remote, and accordingly, no liability for such guarantee has been recorded in the accompanying consolidated financial statements.

Note 6 Receivables from and Payables to Brokers, Dealers and Clearing Organizations
     Amounts receivable from brokers, dealers and clearing organizations at September 30, 2006 and December 31, 2005 included:

	September 30,	December 31,
(Dollars in thousands)	2006	2005
Receivable arising from unsettled securities transactions, net	$35,290	$108,454
Deposits paid for securities borrowed	366,152	92,495
Receivable from clearing organizations	24,054	50,236
Securities failed to deliver	5,925	34,946
Other	10,310	12,925

	$441,731	$299,056

     Amounts payable to brokers, dealers and clearing organizations at September 30, 2006 and December 31, 2005 included:

	September 30,	December 31,
(Dollars in thousands)	2006	2005
Deposits received for securities loaned	$275,500	$234,676
Payable to clearing organizations	11,313	8,117
Securities failed to receive	9,266	16,609
Other	802	195

	$296,881	$259,597

     In the third quarter of 2006, the Company began operating a stock loan conduit business. The business consists of a “matched book” where the Company will borrow a security from an independent party in the securities business and then loan the exact same security to a third party who needs the security. The Company earns interest income on the securities borrowed and pays interest expense on the securities loaned, earning a net spread on the transactions. Prior to the third quarter of 2006, the Company participated in securities lending activities by using customer excess margin securities to finance customer receivables. Deposits paid for securities borrowed and deposits received for securities loaned approximate the market value of the securities. Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received by the Company on settlement date.

Note 7 Trading Securities Owned and Trading Securities Sold, But Not Yet Purchased
     Trading securities owned and trading securities sold, but not yet purchased were as follows:

	September 30,	December 31,
(Dollars in thousands)	2006	2005
Owned:
Corporate securities:
Equity securities	$31,693	$13,260
Convertible securities	53,955	9,221
Fixed income securities	101,015	68,017
Mortgage-backed securities	239,816	329,057
U.S. government securities	30,352	26,652
Municipal securities	326,875	286,531
Other	24,560	21,160

	$808,266	$753,898

Sold, but not yet purchased:
Corporate securities:
Equity securities	$39,402	$8,367
Convertible securities	2,652	2,572
Fixed income securities	13,262	31,588
Mortgage-backed securities	106,161	157,132
U.S. government securities	105,365	127,833
Municipal securities	—	93
Other	6,705	4,619

	$273,547	$332,204

     At September 30, 2006, and December 31, 2005, trading securities owned in the amount of $4.8 million and $236.6 million, respectively, have been pledged as collateral for the Company’s secured borrowings, repurchase agreements and securities loaned activities.
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

Note 8 Goodwill and Intangible Assets
     The following table presents the changes in the carrying value of goodwill and intangible assets for the nine months ended September 30, 2006:

	Continuing	Discontinued	Consolidated
(Dollars in thousands)	Operations	Operations	Company
Goodwill
Balance at December 31, 2005	$231,567	$85,600	$317,167
Goodwill acquired	—	—	—
Goodwill disposed in PCS sale	—	(85,600)	(85,600)
Impairment losses	—	—	—

Balance at September 30, 2006	$231,567	$—	$231,567

Intangible assets
Balance at December 31, 2005	$3,067	$—	$3,067
Intangible assets acquired	—	—	—
Amortization of intangible assets	(1,200)	—	(1,200)
Impairment losses	—	—	—

Balance at September 30, 2006	$1,867	$—	$1,867

The Company wrote-off $85.6 million of goodwill in conjunction with the sale of the PCS branch network. The intangible assets are amortized on a straight-line basis over three years.
Note 9 Financing
     The Company has uncommitted credit agreements with banks totaling $675 million at September 30, 2006, composed of $555 million in discretionary secured lines of which $0 was outstanding at September 30, 2006 and December 31, 2005, and $120 million in discretionary unsecured lines of which $50 million and $0 was outstanding at September 30, 2006 and December 31, 2005, respectively. In addition, the Company has established arrangements to obtain financing at the end of each business day using as collateral the Company’s securities held by its clearing bank and by another broker dealer. Repurchase agreements and securities loaned to other broker dealers are also used as sources of funding.
     On August 15, 2006 the Company utilized proceeds from the sale of its PCS branch network to pay in full its $180 million subordinated loan with U.S. Bancorp.
     The Company’s short-term financing bears interest at rates based on the London Interbank Offered Rate or federal funds rate. At September 30, 2006 and December 31, 2005, the weighted average interest rate on borrowings was 6.00 percent and 5.55 percent, respectively. At September 30, 2006 and December 31, 2005, no formal compensating balance agreements existed, and the Company was in compliance with all debt covenants related to these facilities.
Note 10 Legal Contingencies
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

     The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential complaints, legal actions, investigations and proceedings. In addition to the Company’s established reserves, U.S. Bancorp has agreed to indemnify the Company in an amount up to $17.5 million for certain legal and regulatory matters. Approximately $13.2 million of this amount remained available as of September 30, 2006.
     As part of the asset purchase agreement between UBS and the Company for the sale of the PCS branch network, UBS agreed to assume certain liabilities of the PCS business, including certain liabilities and obligations arising from litigation, arbitration, customer complaints and other claims related to the PCS business. In certain cases we have agreed to indemnify UBS for litigation matters after UBS has incurred costs of $6.0 million related to these matters. In addition, we have retained liabilities arising from regulatory matters and certain litigation relating to the PCS business prior to the sale. The amount of loss in excess of the $6.0 million indemnification threshold and for other PCS litigation matters deemed to be probable and reasonably estimable are included in the Company’s established reserves. Adjustment to litigation reserves for matters pertaining to the PCS business are included within discontinued operations on the consolidated statements of operations.
     Given uncertainties regarding the timing, scope, volume and outcome of pending and potential litigation, arbitration and regulatory proceedings and other factors, the amounts of reserves are difficult to determine and of necessity subject to future revision. Subject to the foregoing, management of the Company believes, based on its current knowledge, after consultation with outside legal counsel and after taking into account its established reserves and the U.S. Bancorp indemnity agreement, that pending legal actions, investigations and proceedings will be resolved with no material adverse effect on the financial condition of the Company. However, if during any period a potential adverse contingency should become probable or resolved for an amount in excess of the established reserves and U.S. Bancorp indemnification, the results of operations in that period could be materially adversely affected.
Note 11 Net Capital Requirements and Other Regulatory Matters
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
     At September 30, 2006, net capital under the SEC rule was $370.6 million, or 280.2 percent of aggregate debit balances, and $367.9 million in excess of the minimum net capital required under the SEC rule.
     Piper Jaffray is also registered with the Commodity Futures Trading Commission (“CFTC”) and therefore is subject to CFTC regulations.
     Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the United Kingdom Financial Services Authority (“FSA”). As of September 30, 2006, Piper Jaffray Ltd. was in compliance with the capital requirements of the FSA.
Note 12 Stock-Based Compensation and Cash Award Program
     The Company maintains one stock-based compensation plan, the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (“Long-Term Incentive Plan”). The plan permits the grant of equity awards, including non-qualified stock options and restricted stock, to the Company’s employees and directors for up to 4.5 million shares of common stock. In 2004, 2005 and 2006, the Company has granted shares of restricted stock and options to purchase Piper Jaffray Companies common stock to employees and granted options to purchase Piper Jaffray Companies common stock to its non-employee directors. The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The awards granted to employees have three-year cliff vesting periods. The director awards are fully vested upon grant. The maximum term of the stock options granted to employees and directors is ten years. The plan provides for accelerated vesting of option and restricted stock awards if there is a change in control of the Company (as defined in the plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.

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
     Employee restricted stock grants prior to January 1, 2006, are amortized on a straight-line basis over the vesting period based on the market price of Piper Jaffray Companies common stock on the date of grant. Restricted stock grants after January 1, 2006, are valued at the market price of the Company’s common stock on the date of grant and amortized on a straight-line basis over the required service period. The majority of the Company’s restricted stock grants provide for continued vesting after termination, so long as the employee does not violate non-competition and certain other post-termination restrictions, as set forth in the award agreements. The Company considers the required service period to be the greater of the vesting period or the non-competition period. The Company believes that the non-competition restrictions meet the SFAS 123(R) definition of a substantive service requirement.
     The Company recorded compensation expense, net of estimated forfeitures, of $6.8 million and $5.1 million for the three months ended September 30, 2006 and 2005, respectively, and $21.4 million and $14.2 million for the nine months ended September 30, 2006 and 2005, respectively, related to employee stock option and restricted stock grants. The tax benefit related to the total compensation cost for stock-based compensation arrangements totaled $2.6 million and $1.9 million for the three months ended September 30, 2006 and 2005, respectively, and $8.2 million and $5.5 million for the nine months ended September 30, 2006 and 2005, respectively.
     In connection with the sale of the Company’s PCS branch network, the Company undertook a plan to significantly restructure the Company’s support infrastructure. The Company accelerated the equity award vesting for employees terminated as part of this restructuring. The acceleration of equity awards was deemed to be a modification of the awards as defined by SFAS 123(R). For the three months ending September 30, 2006, the Company recorded $1.9 million of expense in discontinued operations related to the modification of equity awards to accelerate service vesting. Unvested equity awards related to employees transferring to UBS as part of the PCS sale were canceled. See Notes 14 and 15 for further discussion of the Company’s discontinued operations and restructuring activities.
     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model using assumptions such as the risk-free interest rate, the dividend yield, the expected volatility and the expected life of the option. The risk-free interest rate assumption is based on the U.S. treasury bill rate with a maturity equal to the expected life of the option. The dividend yield assumption is based on the assumed dividend payout over the expected life of the option. The expected volatility assumption is based on industry comparisons. The Company has only been a publicly traded company for approximately 33 months; therefore, it does not have sufficient historical data to determine an appropriate expected volatility. The expected life assumption is based on an average of the following two factors: 1) industry comparisons; and 2) the guidance provided by the SEC in Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 allows the use of an

“acceptable” methodology under which the Company can take the midpoint of the vesting date and the full contractual term. The following table provides a summary of the valuation assumptions used by the Company to determine the estimated value of stock option grants in Piper Jaffray Companies common stock for the nine months ended September 30:

	2006	2005
Weighted average assumptions in option valuation
Risk-free interest rates	4.55%	3.77%
Dividend yield	0.00%	0.00%
Stock volatility factor	40.08%	38.03%
Expected life of options (in years)	5.53	5.83
Weighted average fair value of options granted	$22.14	$16.58
     The following table summarizes the Company’s stock options outstanding for the nine months ended September 30, 2006:

			Weighted Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term (Years)	Value
December 31, 2005	643,032	$42.29	8.7	$11,786,777

Granted	50,560	53.16
Exercised	(10,271)	42.94
Canceled	(152,000)	42.83

September 30, 2006	531,321	$43.16	8.0	$9,276,865

Options exercisable at September 30, 2006	73,420	$43.31	7.7	$1,270,900
     As of September 30, 2006, there was $3.0 million of total unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 1.39 years.
     The following table summarizes the Company’s nonvested restricted stock for the nine months ended September 30, 2006:

		Weighted
	Nonvested	Average
	Restricted	Grant Date
	Stock	Fair Value
December 31, 2005	1,417,444	$41.37

Granted	840,592	48.21
Vested	(48,599)	45.25
Canceled	(594,443)	44.23

September 30, 2006	1,614,994	$43.76
     As of September 30, 2006, there was $37.0 million of total unrecognized compensation cost related to restricted stock expected to be recognized over a weighted average period of 1.98 years.
     In connection with the Company’s spin-off from U.S. Bancorp, the Company established a cash award program pursuant to which it granted cash awards to a broad-based group of employees to aid in retention of employees and to compensate employees for the value of U.S. Bancorp stock options and restricted stock lost by employees. The cash awards are being expensed over a four-year period ending December 31, 2007. Participants must be employed on the date of payment to receive payment under the award. Expense related to the cash award program is included as a separate line item on the Company’s consolidated statements of operations.

Note 13 Shareholders’ Equity
Issuance and Purchase of Shares
     During the nine months ended September 30, 2006, the Company reissued 190,966 common shares out of treasury in fulfillment of $9.0 million in obligations under the Piper Jaffray Companies Retirement Plan. The Company also reissued 38,687 common shares out of treasury as a result of vesting and exercise transactions under the Long-Term Incentive Plan. In the third quarter of 2006, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution pursuant to which the Company repurchased 1.6 million shares of its common stock. Under the agreement, the financial institution purchased an equivalent number of shares of the Company’s common stock in the open market. The shares repurchased by the Company were subject to a future price adjustment based upon the weighted average price of the Company’s common stock over an agreed upon period, subject to a specified collar. In October 2006, the Company settled the ASR. The Company elected settlement in shares and received 13,492 additional shares of common stock.
Earnings Per Share
     Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive restricted stock and stock options. The computation of earnings per share is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
(Amounts in thousands, except per share data)
Net income	$186,613	$15,148	$214,607	$23,720

Shares for basic and diluted calculations:
Average shares used in basic computation	18,031	18,841	18,348	18,814
Stock options	91	—	77	—
Restricted stock	949	266	869	193
Average shares used in diluted computation	19,071	19,107	19,294	19,007

Earnings per share:
Basic	$10.35	$0.80	$11.70	$1.26
Diluted	$9.79	$0.79	$11.12	$1.25
Note 14 Discontinued Operations
     On August 11, 2006, the Company and UBS completed the sale of the Company’s PCS branch network under a previously announced asset purchase agreement. The purchase price under the asset purchase agreement was approximately $750 million, which included $500 million for the branch network and approximately $250 million for the net assets of the branch network, consisting principally of customer margin receivables.
     In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the results of PCS operations have been classified as discontinued operations for all periods presented and the related assets and liabilities included in the sale have been classified as held for sale. The Company recorded income from discontinued operations, net of tax of $177.1 million and $178.4 million for the three and nine months ended September 30, 2006, respectively. The Company has reclassified $442.9 million in assets and $145.0 million in liabilities as held for sale as of December 31, 2005 related to the sale of the PCS branch network to UBS. Upon completion of the sale of the PCS branch network on August 11, 2006, the assets and liabilities related to the PCS branch network were transferred to UBS.

     In connection with the sale of the Company’s PCS branch network, the Company initiated a plan to significantly restructure the Company’s support infrastructure. As described more fully in Note 15, the Company incurred $56.9 million in restructuring costs related to the restructuring plan for the nine months ended September 30, 2006. All restructuring and transaction costs related to the sale of the PCS branch network are included within discontinued operations in accordance with SFAS 144.
Note 15 Restructuring
     The Company has incurred pre-tax restructuring costs of $56.9 million for the nine months ended September 30, 2006 in connection with the sale of the Company’s PCS branch network to UBS. The expense was incurred upon implementation of a specific restructuring plan to reorganize the Company’s support infrastructure.
     The restructuring charges include the cost of severance, benefits, outplacement costs and equity award accelerated vesting costs associated with the termination of employees. The severance amounts were determined based on a one-time severance benefit enhancement to the Company’s existing severance pay program in place at the time of termination notification and will be paid out over a benefit period of up to one year from the time of termination. Approximately 315 employees have received a severance package. In addition, the Company has incurred restructuring charges for contract termination costs related to the reduction of office space and the modification of technology contracts. Contract termination fees are determined based on the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which among other things requires the recognition of a liability for contract termination under a cease-use date concept. The Company also incurred restructuring charges for the impairment or disposal of long-lived assets determined in accordance with SFAS 144.
     The following table presents a summary of activity with respect to the restructuring-related liability:

(Dollars in thousands)
Balance at December 31, 2005	$—
Provision charged to operating expense	56,919
Cash outlays	(20,719)
Noncash write-downs	(3,254)

Balance at September 30, 2006	$32,946

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following information should be read in conjunction with the accompanying consolidated financial statements and related notes and exhibits included elsewhere in this report. Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, the future prospects of Piper Jaffray Companies. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under “External Factors Impacting Our Business” as well as the factors identified under “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this report on Form 10-Q. These reports are available at our Web site at www.piperjaffray.com and at the SEC Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.
Executive Overview
     Our continuing operations are principally engaged in providing investment banking, institutional brokerage and related financial services to corporations, public sector and non-profit entities in the United States, Europe and Asia, where we recently opened an office in Shanghai, China. Our revenues are generated primarily through the receipt of advisory and financing fees earned on investment banking and public finance activities, commissions and sales credits earned on equity and fixed income transactions, and net interest earned on securities inventories. While we maintain securities inventories primarily to facilitate customer transactions, our capital markets business also realizes profits and losses from trading activities related to these securities inventories.
     The securities business is a human capital business; accordingly, compensation and benefits comprise the largest component of our expenses, and our performance is dependent upon our ability to attract, develop and retain highly skilled employees who are motivated and committed to provide the highest quality of service and guidance to clients throughout their lifecycle.
     Our discontinued operations consist of the operations of our Private Client Services (“PCS”) retail brokerage business through August 11, 2006, the date we closed the sale of our PCS branch network and certain related assets to UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), the gain on the sale of the PCS branch network and related restructuring and transaction costs. Our retail brokerage business provided financial advice and a wide range of financial products and services to individual investors through a network of branch offices. Revenues were generated primarily through the receipt of commissions earned on equity and fixed income transactions and for distribution of mutual funds and annuities, fees earned on fee-based client accounts and net interest from customers’ margin loan balances. We received $500 million for the sale of the branch network and approximately $250 million for the net assets of the branch network, consisting principally of customer margin receivables. We did not realize any portion of the additional cash consideration of up to $75 million available under the asset purchase agreement with UBS dependent on post-closing performance of the transferred business. The sale resulted in after-tax proceeds of approximately $510 million and an after-tax book gain for the nine months ended September 30, 2006 of $169 million, net of restructuring and transaction charges. We expect to incur additional pre-tax restructuring costs during the fourth quarter of 2006 related to severance benefits, contract termination costs and other business expenses.
     Our divestiture of the PCS branch network had a material impact on our results of operations and financial condition. The majority of our customer receivables and payables were eliminated, stock loan liabilities that helped finance customer receivables were repaid, we wrote-off goodwill related to PCS of $85.6 million, and we significantly changed our capitalization structure by repaying $180 million in subordinated debt and repurchasing 1.6 million common shares through an accelerated share repurchase agreement for an aggregate purchase price of $100 million. In addition, certain equity awards held by PCS employees were forfeited upon the employees’ transfer to UBS, and certain equity awards held by severed employees were vested on an accelerated basis. As discussed above, the results of our PCS business operations, the gain on the sale of our PCS branch network and the related restructuring and transaction costs have been classified within discontinued operations with prior period PCS results of operations reclassified to discontinued operations for a comparable presentation. See Notes 14 and 15 to our unaudited financial statements for a further discussion of our discontinued operations and restructuring.
     We plan to utilize a portion of the remaining after-tax proceeds from the PCS branch network sale to accelerate the growth of our existing capital markets businesses and to enter new businesses to support our strategic priorities. Deployment of proceeds may include acquisitions to expand existing businesses or to enter new businesses. In addition, as opportunities arise we anticipate we will use more capital to facilitate customer activity and for principal activities to leverage our expertise. Principal activities may include investing our own capital to a greater extent than we have in the past. These investments may include taking proprietary positions in equity or debt securities of public and private companies.
     As part of our growth strategy we also intend to increase the number of business sectors or industries in which we specialize, enhance our product offerings and expand the geographic reach of our services. Within the corporate sector we have traditionally operated in the health care, technology, financial institutions, consumer and aircraft finance sectors. We have recently expanded into the alternative energy, business services and industrial growth sectors to serve our corporate clients. In addition, we have expanded our fixed income financing capabilities to provide services to the hospitality and commercial real estate industries. In the third quarter of 2006, as part of our efforts to enhance our product offerings, we announced a strategic relationship with CIT Group, Inc. (“CIT”) to offer middle-market companies a comprehensive set of financing solutions. We also increased our geographic reach in the third quarter of 2006 by strengthening our international presence with the addition of offices in Madrid and Shanghai. These growth initiatives will require investments in personnel and other expenses, which may have a short-term negative impact on our profitability as it may take time to develop meaningful revenues from these growth initiatives.
RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006
     For the three months ended September 30, 2006, our net income, including continuing and discontinued operations, was $186.6 million, or $9.79 per diluted share, up from net income of $15.1 million, or $0.79 per diluted share, for the year-ago period. Net income for the third quarter of 2006 included $179.7 million, after tax and net of restructuring and transaction costs, related to the gain on the sale to UBS of the PCS branch network and certain related assets. For the quarter ended September 30, 2006, net income from continuing operations totaled $9.5 million, or $0.50 per diluted share, down from net income of $10.9 million, or $0.57 per diluted share, in the year-ago period. Net revenues for the three months ended September 30, 2006 were $116.1 million, down 3.3 percent from $120.1 million for the same quarter last year.
     For the nine months ended September 30, 2006, our net income increased to $214.6 million, or $11.12 per diluted share, from $23.7 million, or $1.25 per diluted share, for the corresponding period in the prior year. Net revenues from continuing operations for the first nine months of 2006 increased 17.7 percent to $356.3 million, compared to $302.7 million for the first nine months of 2005. For the nine months ended September 30, 2006, net income from continuing operations increased to $36.2 million, or $1.87 per diluted share, from $13.2 million, or $0.70 per diluted share, for the corresponding period in the prior year.
EXTERNAL FACTORS IMPACTING OUR BUSINESS
     Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Overall market conditions are a product of many factors, which are mostly unpredictable and beyond our control. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the volume and value of trading in securities, the volatility of the equity and fixed income markets, the level and shape of various yield curves, and the demand for investment banking services as reflected by the number and size of equity and debt financings and merger and acquisition transactions.
     Factors that differentiate our business within the financial services industry also may affect our financial results. For example, our business focuses primarily on middle market companies in specific sectors such as the health care, technology, financial institutions, consumer, aircraft finance, alternative energy, business services, and industrial growth industries within the corporate sector and on health care, higher education, housing, hospitality and state and local government entities within the government/non-profit sector. These sectors may experience growth or downturns independently of general economic and market conditions, or may face market conditions that are disproportionately better or worse than those impacting the economy and markets generally. In either case, our business could be affected differently than overall market trends. Given the variability of the capital markets and securities businesses, our earnings may fluctuate significantly from period to period, and results of any individual period should not be considered indicative of future results.

Results of Operations
FINANCIAL SUMMARY FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
     The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				Results of Operations
				as a Percentage of Net
	Results of Operations			Revenues
	For the Three Months Ended			For the Three Months Ended
	September 30,			September 30,
			2006
	2006	2005	v2005	2006	2005
(Amounts in thousands)
Revenues:
Investment banking	$72,107	$73,407	(1.8)%	62.1%	61.1%
Institutional brokerage	34,964	42,476	(17.7)	30.1	35.3
Interest	16,663	11,357	46.7	14.4	9.5
Other income	863	949	(9.1)	0.7	0.8

Total revenues	124,597	128,189	(2.8)	107.3	106.7

Interest expense	8,490	8,064	5.3	7.3	6.7

Net revenues	116,107	120,125	(3.3)	100.0	100.0

Non-interest expenses:
Compensation and benefits	69,079	72,649	(4.9)	59.5	60.5
Occupancy and equipment	6,878	7,710	(10.8)	5.9	6.4
Communications	5,761	5,683	1.4	5.0	4.7
Floor brokerage and clearance	3,759	3,887	(3.3)	3.2	3.2
Marketing and business development	5,887	4,827	22.0	5.1	4.0
Outside services	6,344	5,237	21.1	5.5	4.4
Cash award program	512	1,004	(49.0)	0.4	0.8
Other operating expenses	2,838	3,319	(14.5)	2.4	2.8

Total non-interest expenses	101,058	104,316	(3.1)	87.0	86.8

Income from continuing operations before tax expense	15,049	15,809	(4.8)	13.0	13.2

Income tax expense	5,521	4,871	13.3	4.8	4.1

Net income from continuing operations	9,528	10,938	(12.9)	8.2%	9.1

Discontinued operations:
Income from discontinued operations, net of tax	177,085	4,210	4,106.3	N/M	3.5

Net income	$186,613	$15,148	1,131.9%	N/M	12.6%

N/M — Not Meaningful
     Net income for the three months ended September 30, 2006, was $186.6 million, which included $177.1 million in income from discontinued operations related to the sale of our PCS branch network. For the three months ended September 30, 2006, investment banking revenues decreased slightly to $72.1 million. Revenues from equity and debt financings were stronger than the year-ago period and were offset by a decline in advisory services revenues, which were at record levels for us as of one year ago. Institutional brokerage revenues decreased 17.7 percent from the prior-year period to $35.0 million as a result of decreased equity volumes and lower interest rate product revenues. For the third quarter of 2006, net interest income increased to $8.2 million, up from $3.3 million for the third quarter of 2005. In August 2006, we repaid $180 million in subordinated debt with proceeds from the sale of the PCS branch network, reducing interest expense. Additionally, we have invested the excess proceeds from the sale in short-term interest bearing instruments generating interest income. Other income for the three months ended September 30, 2006, remained flat compared to the prior-year period. For the three months ended September 30, 2006, non-interest expenses from continuing operations were $101.1 million, down 3.1 percent from $104.3 million for the year-ago period. This decrease was principally the result of a decline in variable compensation and benefits expenses for the three months ended September 30, 2006, driven by lower revenues and profitability.
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
     For the three months ended September 30, 2006, compensation and benefits expenses decreased 4.9 percent to $69.1 million, from $72.6 million for the prior-year period, due primarily to lower variable compensation resulting from a decline in net revenues and profitability. Compensation and benefits expenses as a percentage of net revenues decreased to 59.5 percent, compared to 60.5 percent for the third quarter of 2005.
Occupancy and Equipment
     For the three months ended September 30, 2006, occupancy and equipment expenses were $6.9 million, compared with $7.7 million in the prior-year period. The decrease was attributable to prior investments in technology becoming fully depreciated in the first quarter of 2006. In the fourth quarter of 2006, we anticipate entering into a new lease contract related to our London office and exiting our current lease contract. As a result, we will incur expenses of approximately $1.7 million in the fourth quarter of 2006 related to payment of the remaining 2006 lease payments, early exit penalties and leasehold write-offs.
Communications
     Communication expenses include costs for telecommunication and data communication, primarily consisting of expense for obtaining third-party market data information. For the third quarter of 2006, communication expenses were $5.8 million, essentially flat when compared with the corresponding period in the prior year.
Floor Brokerage and Clearance
     For the three months ended September 30, 2006, floor brokerage and clearance expenses declined 3.3 percent to $3.8 million from the same period last year as a result of our continued efforts to reduce expenses associated with accessing electronic communication networks, offset in part by incremental expense related to our European trading system.
Marketing and Business Development
     Marketing and business development expenses include travel and entertainment, postage, supplies and promotional and advertising costs. For the third quarter of 2006, marketing and business development expenses increased 22.0 percent to $5.9 million, compared with $4.8 million for the third quarter of 2005. This increase was driven by deal-related travel and entertainment expense from higher equity financing activity in the third quarter of 2006.
Outside Services
     Outside services expenses include securities processing expenses, outsourced technology and operations functions, outside legal fees and other professional fees. For the three months ended September 30, 2006, outside services expenses increased to $6.3 million, compared with $5.2 million in the prior-year period due to services associated with our equity trading system being bundled and provided by a single vendor. Previously, these services were provided by multiple vendors and were recorded in communications, floor brokerage and clearance and outside services. In addition, we incurred increased professional fees expenses related to recruitment of capital markets personnel.

Cash Award Program
     In connection with our spin-off from U.S. Bancorp in 2003, we established a cash award program pursuant to which we granted cash awards to a broad-based group of our employees. The award program was designed to aid in retention of employees and to compensate for the value of U.S. Bancorp stock options and restricted stock lost by our employees as a result of the spin-off. The cash awards are being expensed over a four-year period ending December 31, 2007. For the three months ended September 30, 2006, cash awards expense decreased 49.0 percent to $0.5 million, compared with the prior-year period. The sale of our PCS branch network resulted in the forfeiture and accelerated vesting of approximately half of our cash awards and as a result, our ongoing cash award expense will decrease. We anticipate incurring approximately $0.3 million of cash award expense within continuing operations in the fourth quarter of 2006 and approximately $1.5 million of cash awards expense in 2007.
Other Operating Expenses
     Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program, amortization on intangible assets and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. For the three months ended September 30, 2006, other operating expenses decreased 14.5 percent to $2.8 million, compared with the prior-year period primarily due to a decline in litigation-related charges.
Income Taxes
     For the three months ended September 30, 2006, income taxes from continuing operations were $5.5 million, an effective tax rate of 36.7 percent, compared with an income tax expense of $4.9 million and an effective tax rate of 30.8 percent, for the corresponding period in 2005. The increase in our effective tax rate from the prior-year period is primarily due to a decrease in the ratio of municipal interest income, which is non-taxable, to total taxable income.
NET REVENUES FROM CONTINUING OPERATIONS (DETAIL)

	For the Three Months Ended
	September 30,		2006
(Dollars in thousands)	2006	2005	v2005
Net revenues:
Institutional sales and trading
Fixed income	$14,723	$15,616	(5.7)%
Equities	28,591	32,455	(11.9)

Total institutional sales and trading	43,314	48,071	(9.9)
Investment banking
Underwriting
Fixed income	18,920	15,809	19.7
Equities	27,792	18,166	53.0
Advisory services	25,395	39,432	(35.6)

Total investment banking	72,107	73,407	(1.8)
Other income	686	(1,353)	N/M

Total net revenues	$116,107	$120,125	(3.3)%

N/M —Not Meaningful
     For the three months ended September 30, 2006, net revenues were $116.1 million, down 3.3 percent compared with the prior-year period.
     Institutional sales and trading revenues comprise all the revenues generated through trading activities, primarily the facilitation of customer trades. To assess the profitability of institutional sales and trading activities, we aggregate institutional brokerage revenues with the net interest income or expense associated with financing, hedging and holding long or short inventory positions. Our results in the sales and trading area vary from quarter to quarter with changes in trading margins, trading volumes and the timing of transactions as a result of market opportunities. Increased price transparency in the fixed income market, pressure from institutional clients in the equity market to reduce commissions and the use of alternative trading systems in the equity market have put pressure on trading margins. We expect this pressure to continue.

     For the three months ended September 30, 2006, institutional sales and trading revenues were $43.3 million, a decrease of 9.9 percent compared with $48.1 million recorded in the prior-year period. Fixed income institutional sales and trading revenues decreased 5.7 percent to $14.7 million for the three months ended September 30, 2006, compared with $15.6 million for the corresponding period in 2005. This decrease was due primarily to a decline in sales of interest rate products, offset in part by higher revenues from high-yield and structured products. Equity institutional sales and trading revenue decreased 11.9 percent for the three months ended September 30, 2006, to $28.6 million. This decline compared to the prior-year period was primarily driven by lower volumes, offset in part by increased revenues from algorithmic and program trading (“APT”) and convertibles.
     In the third quarter of 2006, investment banking revenues decreased slightly to $72.1 million. Advisory services revenues decreased 35.6 percent to $25.4 million for the three months ended September 30, 2006, compared to record high advisory services revenues in the third quarter of 2005. Partially offsetting this decrease was higher fixed income and equity financing revenues. Fixed income financing revenues increased 19.7 percent to $18.9 million. The increased revenues compared to the prior-year period are due to stronger public finance revenues, resulting principally from higher average revenues per transaction. We completed 111 public finance issues with a par value of $1.5 billion during the third quarter of 2006, compared with 107 issues with a par value of $1.5 billion during the third quarter of 2005. Equity financing revenues increased 53.0 percent to $27.8 million for the three months ended September 30, 2006. Consistent with the industry, we completed fewer equity financing transactions; however, our revenues increased in the third quarter of 2006 when compared with the prior-year period due to higher average revenues per transaction. During the three months ended September 30, 2006, we completed 17 equity financings (8 lead-managed), raising $1.9 billion in capital for our clients, compared with 21 equity financings (7 lead-managed), raising $2.2 billion in capital, during the three months ended September 30, 2005.
DISCONTINUED OPERATIONS
     Discontinued operations include the operating results of our PCS business, the gain on sale of the PCS branch network, and restructuring and transaction costs. The sale of the PCS branch network to UBS closed on August 11, 2006.
     For the three months ended September 30, 2006, income from discontinued operations, net of tax, was $177.1 million. See Note 14 to our unaudited consolidated financial statements for further discussion of our discontinued operations.
     In connection with the sale of our PCS branch network, we implemented a plan to significantly restructure our support infrastructure. We recorded $40.7 million in pre-tax restructuring costs during the third quarter of 2006. We expect to incur additional costs during the fourth quarter of 2006 related to severance benefits, contract termination costs and other business expenses.

FINANCIAL SUMMARY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
     The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				Results of Operations
				as a Percentage of Net
	Results of Operations			Revenues
	For the Nine Months Ended			For the Nine Months Ended
	September 30,			September 30,
			2006
	2006	2005	v2005	2006	2005
(Amounts in thousands)
Revenues:
Investment banking	$203,107	$169,909	19.5%	57.0%	56.1%
Institutional brokerage	122,136	121,699	0.4	34.3	40.2
Interest	44,728	32,015	39.7	12.5	10.6
Other income	12,131	2,403	404.8	3.4	0.8

Total revenues	382,102	326,026	17.2	107.2	107.7

Interest expense	25,786	23,332	10.5	7.2	7.7

Net revenues	356,316	302,694	17.7	100.0	100.0

Non-interest expenses:
Compensation and benefits	202,656	177,262	14.3	56.9	58.6
Occupancy and equipment	21,705	22,912	(5.3)	6.1	7.6
Communications	16,737	18,081	(7.4)	4.7	6.0
Floor brokerage and clearance	9,807	11,336	(13.5)	2.7	3.7
Marketing and business development	17,188	15,793	8.8	4.8	5.2
Outside services	19,472	16,911	15.1	5.5	5.6
Cash award program	2,673	3,201	(16.5)	0.8	1.1
Restructuring-related expense	—	8,595	N/M	—	2.8
Other operating expenses	10,185	9,516	7.0	2.8	3.1

Total non-interest expenses	300,423	283,607	5.9	84.3	93.7

Income from continuing operations before tax expense	55,893	19,087	192.8	15.7	6.3

Income tax expense	19,730	5,854	237.0	5.6	1.9

Net income from continuing operations	36,163	13,233	173.3	10.1	4.4

Discontinued operations:
Income from discontinued operations, net of tax	178,444	10,487	1,601.6	50.1	3.4

Net Income	$214,607	$23,720	804.8%	60.2%	7.8%

N/M — Not Meaningful
     Except as discussed below, the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion, and the statements in the foregoing discussion also apply.
     For the nine months ended September 30, 2006, net income, including both continuing and discontinued operations, totaled $214.6 million, which included a gain of $169.1 million, after-tax and net of restructuring and transaction costs, from the sale of our PCS branch network. Net revenues from continuing operations increased to $356.3 million for the nine months ended September 30, 2006, an increase of 17.7 percent from the corresponding period in the prior year. Investment banking revenues increased 19.5 percent to $203.1 million for the nine months ended September 30, 2006, compared with revenues of $169.9 million in the prior-year period. This increase was primarily attributable to higher equity underwriting activity. Institutional brokerage revenues remained essentially flat when compared with the prior-year period. Other income for the nine months ended September 30, 2006 was $12.1 million, compared with $2.4 million for the corresponding period in the prior year. The increase was primarily due to a $9.3 million gain related to our ownership of two seats on the New York Stock Exchange, which were exchanged for cash and restricted shares of the NYSE Group, Inc. We sold approximately 65 percent of our NYSE Group, Inc. restricted shares in a secondary offering during the second quarter of 2006. Non-interest expenses increased to $300.4 million for the nine months ended September 30, 2006, from $283.6 million for the nine months ended September 30, 2005. This increase was attributable to increased variable compensation and benefits expenses due to higher revenues and profitability, offset in part by an $8.6 million restructuring charge taken in the second quarter of 2005.
NON-INTEREST EXPENSES FROM CONTINUING OPERATIONS
Communications
     Communication expenses include costs for telecommunication and data communication, primarily consisting of expense for obtaining third-party market data information. For the first nine months of 2006, communication expenses were $16.7 million, down 7.4 percent from the corresponding period in 2005. The decrease was due to costs savings associated with a change in vendors related to our equity trading system and a portion of these costs now being recorded within outside services.
Restructuring-Related Expense
     In the third quarter of 2005, we implemented certain expense reduction measures as a means to better align our cost infrastructure with our revenues. This resulted in a pre-tax restructuring charge of $8.6 million, consisting of $4.9 million in severance benefits and $3.7 million related to the reduction of office space.
Other Operating Expenses
     Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program, amortization on intangible assets and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. For the nine months ended September 30, 2006, other operating expenses increased to $10.2 million, compared with $9.5 million for the year-ago period. The increase of 7.0 percent was primarily a result of increased charitable giving expenses, offset in part by a reduction in litigation-related expenses.

NET REVENUES FROM CONTINUING OPERATIONS (DETAIL)

	For the Nine Months Ended
	September 30,		2006
(Dollars in thousands)	2006	2005	v2005
Net revenues:
Institutional sales and trading
Fixed income	$53,959	$47,275	14.1%
Equities	92,880	89,322	4.0

Total institutional sales and trading	146,839	136,597	7.5
Investment banking
Underwriting
Fixed income	50,347	47,199	6.7
Equities	83,483	55,464	50.5
Advisory services	69,277	67,246	3.0

Total investment banking	203,107	169,909	19.5
Other income	6,370	(3,812)	N/M

Total net revenues	$356,316	$302,694	17.7%

N/M —Not Meaningful
     For the nine months ended September 30, 2006, net revenues were $356.3 million, up 17.7 percent compared with the corresponding period in the prior year.
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
     For the nine months ended September 30, 2006, institutional sales and trading revenues increased 7.5 percent to $146.8 million, compared with $136.6 million for the prior-year period. Fixed income institutional sales and trading revenues increased 14.1 percent to $54.0 million for the nine months ended September 30, 2006, compared with $47.3 million for the corresponding period in 2005. We were able to improve year-over-year performance through higher cash sales and trading and increased high-yield and structured product revenues, offset in part by lower interest rate product revenues. Equity institutional sales and trading revenue increased 4.0 percent for the nine months ended September 30, 2006, to $92.9 million due to incremental sales and trading revenue related to our European expansion and increased revenues from APT and convertibles partially offset by decreased revenues from lower volumes and pressure by institutional clients to reduce commissions.
     For the first nine months of 2006, investment banking revenues increased 19.5 percent to $203.1 million, compared with $169.9 million in the first nine months of 2005. Equity underwriting revenues increased 50.5 percent to $83.5 million for the nine months ended September 30, 2006, which was due to more completed transactions. During the nine months ended September 30, 2006, we completed 68 equity offerings, raising $8.8 billion in capital for our clients, compared with 56 equity offerings, raising $6.8 billion in capital, during the nine months ended September 30, 2005. Fixed income underwriting revenues for the nine months ended September 30, 2006 increased 6.7 percent to $50.3 million. The increase was driven by higher public finance revenues, as an increase in average revenue per transaction more than offset fewer completed transactions. Advisory services revenues increased 3.0 percent to $69.3 million for the nine months ended September 30, 2006, as higher average revenues per transaction offset the decline in completed transactions. We completed 31 mergers and acquisitions transactions valued at $5.1 billion for the first nine months of 2006, compared with 35 deals valued at $6.2 billion for the first nine months of 2005.

DISCONTINUED OPERATIONS
     The underlying reasons for fluctuations in discontinued operations between the nine months ended September 30, 2006 and 2005 are substantially the same as those described in the comparative discussion for the three months ended September 30, 2006 and 2005.
Recent Accounting Pronouncements
     Recent accounting pronouncements are set forth in Note 3 to our unaudited consolidated financial statements and are incorporated herein by reference.
Critical Accounting Policies
     Our accounting and reporting policies comply with GAAP and conform to practices within the securities industry. The preparation of financial statements in compliance with GAAP and industry practices require us to make estimates and assumptions that could materially affect amounts reported in our consolidated financial statements. Critical accounting policies are those policies that we believe to be the most important to the portrayal of our financial condition and results of operations and that require us to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by us to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical, including, among others, whether the estimates are significant to the consolidated financial statements taken as a whole, the nature of the estimates, the ability to readily validate the estimates with other information, including third-party or independent sources, the sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be used under GAAP.
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

	September 30, 2006
		Trading
	Trading	Securities Sold,
	Securities Owned	But Not Yet
(Dollars in thousands)	or Pledged	Purchased
Fair value of securities excluding derivatives, based on quoted prices and independent sources	$774,848	$266,842
Fair value of securities excluding derivatives, as determined by management	8,793	6,705

Fair value of derivatives as determined by management	24,625	—

	$808,266	$273,547

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
     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements, but its application may, for some entities, change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 157 on our results of operations and financial condition.
GOODWILL AND INTANGIBLE ASSETS
     We record all assets and liabilities acquired in purchase acquisitions, including goodwill, at fair value as required by Statement of Financial Accounting Standards No. 141, “Business Combinations.” Determining the fair value of assets and liabilities acquired requires certain management estimates. In conjunction with the sale of our PCS branch network to UBS, we wrote-off $85.6 million of goodwill during the third quarter of 2006. At September 30, 2006, we had goodwill of $231.6 million, principally as a result of the 1998 acquisition of our predecessor, Piper Jaffray Companies Inc., and its subsidiaries by U.S. Bancorp.
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
STOCK-BASED COMPENSATION
     As part of our compensation to employees and directors, we use stock-based compensation, consisting of stock options and restricted stock. Effective January 1, 2004, we elected to account for stock-based employee compensation on a prospective basis under the fair value method, as prescribed by Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation,” and as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The fair value method requires stock based compensation to be expensed in the consolidated statement of operations at their fair value.
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
     In determining the estimated fair value of stock options, we use the Black-Scholes option-pricing model. This model requires management to exercise judgment with respect to certain assumptions, including the expected dividend yield, the expected volatility, and the expected life of the options. The expected dividend yield assumption is based on the assumed dividend payout over the expected life of the option. The expected volatility assumption is based on industry comparisons, as we have limited information on which to base our volatility estimates because we have only been a public company since the beginning of 2004. The expected life of options assumption is based on the average of the following two factors: 1) industry comparisons; and 2) the guidance provided by the SEC in Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 allowed the use of an “acceptable” methodology under which we can take the midpoint of the vesting date and the full contractual term. We believe our approach for calculating an expected life to be an appropriate method in light of the lack of any historical data regarding employee exercise behavior or employee post-termination behavior. Additional information regarding assumptions used in the Black-Scholes pricing model can be found in Note 12 to our unaudited consolidated financial statements.
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

     Under the terms of our separation and distribution agreement with U.S. Bancorp and ancillary agreements entered into in connection with the spin-off, we generally are responsible for all liabilities relating to our business, including those liabilities relating to our business while it was operated as a segment of U.S. Bancorp under the supervision of its management and board of directors and while our employees were employees of U.S. Bancorp servicing our business. Similarly, U.S. Bancorp generally is responsible for all liabilities relating to the businesses U.S. Bancorp retained. However, in addition to our established reserves, U.S. Bancorp agreed to indemnify us in an amount up to $17.5 million for losses that result from certain matters, primarily third-party claims relating to research analyst independence. U.S. Bancorp has the right to terminate this indemnification obligation in the event of a change in control of our company. As of September 30, 2006, approximately $13.2 million of the indemnification remained available.
     As part of our asset purchase agreement with UBS for the sale of our PCS branch network, UBS agreed to assume certain liabilities of the PCS business, including certain liabilities and obligations arising from litigation, arbitration, customer complaints and other claims related to the PCS business. In certain cases we have agreed to indemnify UBS for litigation matters after UBS has incurred costs of $6.0 million related to these matters. In addition, we have retained liabilities arising from regulatory matters and certain litigation relating to the PCS business prior to the sale.
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
     We have a liquid balance sheet. Most of our assets consist of cash and assets readily convertible into cash. Securities inventories are stated at fair value and are generally readily marketable. Receivables and payables with customers and brokers and dealers usually settle within a few days. As part of our liquidity strategy, we emphasize diversification of funding sources. We utilize a mix of funding sources and, to the extent possible, maximize our lower-cost financing associated with repurchase agreements. Our assets are financed by our cash flows from operations, equity capital, bank lines of credit and proceeds from securities sold under agreements to repurchase. The fluctuations in cash flows from financing activities are directly related to daily operating activities from our various businesses.
     A significant component of our employees’ compensation is paid in an annual bonus. The timing of these bonus payments, which generally are paid in February, has a significant impact on our cash position and liquidity when paid.
     We currently do not pay cash dividends on our common stock.
     On August 11, 2006, we closed the sale of our PCS branch network and certain related assets to UBS. We received proceeds of approximately $500 million for our branch network and $250 million for certain other assets, consisting primarily of customer margin loans. During the third quarter of 2006, we utilized these proceeds to repay all of our $180 million in subordinated debt outstanding, repurchase 1.6 million in common shares through an accelerated share repurchase agreement for an aggregate price of $100 million, repaid stock loan liabilities and reduced securities sold under agreements to repurchase. We anticipate paying approximately $165 million in income tax liabilities related to the gain on the sale of our PCS branch network in the fourth quarter of 2006.
     In connection with the sale of our PCS branch network, our board of directors authorized the repurchase of $180 million in common shares through December 31, 2007. Following our accelerated share repurchase, we have $80 million of share repurchase authorization remaining, and we expect to conduct open market share purchases under this authorization through December 31, 2007.

FUNDING SOURCES
     We have available discretionary short-term financing on both a secured and unsecured basis. Secured financing is obtained through the use of repurchase agreements and secured bank loans. Bank loans and repurchase agreements are typically collateralized by the firm’s securities inventory. Short-term funding is generally obtained at rates based upon the federal funds rate.
     To finance customer receivables we utilized an average of $4 million in short-term bank loans and an average of $81 million in securities lending arrangements in the third quarter of 2006. This compares to an average of $16 million in short-term bank loans and $248 million in average securities lending arrangements in the third quarter of 2005. Average net repurchase agreements (excluding economic hedges) of $56 million and $220 million in the third quarter of 2006 and the third quarter of 2005, respectively, were primarily used to finance inventory. The reduction in average short-term bank loans, securities lending arrangements and average net repurchase agreements during the third quarter of 2006 was due to the receipt of approximately $750 million in proceeds from the sale of our PCS branch network. Growth in our securities inventory is generally financed through repurchase agreements or securities lending. Bank financing supplements these sources as necessary. On September 30, 2006, we had $50 million outstanding in short-term bank financing.
     As of September 30, 2006, we had uncommitted credit agreements with banks totaling $675 million, comprising $555 million in discretionary secured lines and $120 million in discretionary unsecured lines. We have been able to obtain necessary short-term borrowings in the past and believe we will continue to be able to do so in the future. We also have established arrangements to obtain financing using as collateral our securities held by our clearing bank or by another broker dealer at the end of each business day.
     On August 15, 2006, we utilized proceeds from the sale of our PCS branch network to pay in full our $180 million subordinated loan with U.S. Bancorp.
CONTRACTUAL OBLIGATIONS
     The following table provides a summary of our contractual obligations as of September 30, 2006:

		2007	2009	2011
	4th quarter	through	through	and
(Dollars in millions)	2006	2008	2010	thereafter	Total
Operating leases	$3.2	$25.5	$26.2	$39.3	$94.2
Cash award program	0.3	1.5	—	—	1.8
Venture fund commitments (a)	—	—	—	—	7.2

(a)	The venture fund commitments have no specified call dates. The timing of capital calls is based on market conditions and investment opportunities.
     As of September 30, 2006, our minimum lease commitments for non-cancelable office space leases were $94.2 million. Certain leases have renewal options and clauses for escalation and operation cost adjustments. We have commitments to invest an additional $7.2 million in venture capital funds.
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

     At September 30, 2006, net capital under the SEC’s Uniform Net Capital Rule was $370.6 million or 280.2 percent of aggregate debit balances, and $367.9 million in excess of the minimum required net capital.
Off-Balance Sheet Arrangements
     We enter into various types of off-balance sheet arrangements in the ordinary course of business. We hold retained interests in non-consolidated entities, incur obligations to commit capital to non-consolidated entities, enter into derivative transactions, enter into non-derivative guarantees and enter into other off-balance sheet arrangements.
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
     In the third quarter of 2006, we entered into a strategic relationship with CIT to provide clients with debt solutions, including senior secured and unsecured debt, second lien facilities, subordinated financings and mezzanine loans. Our strategic relationship with CIT offers us the possibility of committing capital alongside CIT in connection with offering debt solutions to our clients as opportunities arise.
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
     The following table quantifies the empirical VaR for each component of market risk for the periods presented:

	At September 30,	At December 31,
(Dollars in thousands)	2006	2005
Interest Rate Risk	$274	$324
Equity Price Risk	257	345

Aggregate Undiversified Risk	531	669
Diversification Benefit	(121)	(133)

Aggregate Diversified Value-at-Risk	$410	$536
     The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively.
For the Nine Months Ended September 30, 2006

(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$355	$273	$319
Equity Price Risk	346	255	301
Aggregate Undiversified Risk	679	528	620
Aggregate Diversified Value-at-Risk	541	410	493
For the Year Ended December 31, 2005

(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$1,436	$324	$538
Equity Price Risk	345	258	314
Aggregate Undiversified Risk	1,705	668	853
Aggregate Diversified Value-at-Risk	1,558	536	719

     We use model-based VaR simulations for managing risk on a daily basis. Model-based VaR derived from simulation has inherent limitations, including reliance on historical data to predict future market risk and the parameters established in creating the models that limit quantitative risk information outputs. There can be no assurance that actual losses occurring on any given day arising from changes in market conditions will not exceed the VaR amounts shown below or that such losses will not occur more than once in a 20-day trading period. In addition, different VaR methodologies and distribution assumptions could produce materially different VaR numbers. Changes in VaR between reporting periods are generally due to changes in levels of risk exposure, volatilities and/or correlations among asset classes.
     The following table quantifies the simulated VaR for each component of market risk for the periods presented:

	At September 30,	At December 31,
(Dollars in thousands)	2006	2005
Interest Rate Risk	$584	$309
Equity Price Risk	193	288

Aggregate Undiversified Risk	777	597
Diversification Benefit	(173)	(239)

Aggregate Diversified Value-at-Risk	$604	$358
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
     We anticipate our aggregate VaR may increase in future periods as we commit more of our own capital to proprietary investments.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information under the caption “Enterprise Risk Management” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Form 10-Q is incorporated herein by reference.
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the third quarter of our fiscal year ended December 31, 2006, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Due to the nature of our business, we are involved in a variety of legal proceedings. These proceedings include litigation, arbitration and regulatory proceedings, which may arise from, among other things, client account activity, underwriting or other transactional activity, employment matters, regulatory examinations of our businesses and investigations of securities industry practices by governmental agencies and self-regulatory organizations. The securities industry is highly regulated, and the regulatory scrutiny applied to securities firms has increased dramatically in recent years, resulting in a higher number of regulatory investigations and enforcement actions and significantly greater uncertainty regarding the likely outcome of these matters. The number of litigation and arbitration proceedings also has increased in recent years. Accordingly, in recent years we have incurred higher expenses for legal proceedings than previously.
     At the time of our spin-off from U.S. Bancorp, we assumed liability for certain legal proceedings that named U.S. Bancorp as a defendant but related to the business we managed when Piper Jaffray was a subsidiary of U.S. Bancorp. In those situations, we generally have agreed with U.S. Bancorp that we will manage the proceedings and indemnify U.S. Bancorp for the related expenses, including the amount of any judgment. In turn, U.S. Bancorp agreed to indemnify us for certain legal proceedings relating to our business prior to the spin-off (as described in Note 10 to our unaudited consolidated financial statements).
     As part of our asset purchase agreement with UBS for the sale of our PCS branch network, UBS agreed to assume certain liabilities of the PCS business, including certain liabilities and obligations arising from litigation, arbitration, customer complaints and other claims related to the PCS business. In certain cases we have agreed to indemnify UBS for litigation matters after UBS has incurred costs of $6.0 million related to these matters. In addition, we have retained liabilities arising from regulatory matters and certain litigation relating to the PCS business prior to the sale.
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
Initial Public Offering Fee Antitrust Litigation
     We have been named, along with other leading securities firms, as a defendant in several putative class actions filed in the U.S. District Court for the Southern District of New York in 1998. The court’s order, dated February 11, 1999, consolidated these purported class actions for all purposes as In re Public Offering Fee Antitrust Litigation, Case No. 98 CV 7890 (LMM). The consolidated amended complaint seeks unspecified compensatory damages, treble damages and injunctive relief. The consolidated amended complaint was filed on behalf of purchasers of shares issued in certain initial public offerings for U.S. companies and alleges that defendants conspired in offerings of an amount between $20 million and $80 million to fix the underwriters’ discount at 7.0 percent of the offering amount in violation of Section 1 of the Sherman Act. The court dismissed this consolidated action with prejudice and denied plaintiffs’ motion to amend the complaint and include an issuer plaintiff. The court stated that its decision did not affect any class actions filed on behalf of issuer plaintiffs. The Second Circuit Court of Appeals reversed the district court’s decision on December 13, 2002 and remanded the action to the district court. A motion to dismiss was filed with the district court on March 26, 2003 seeking dismissal of this action and the issuer plaintiff action described below in their entirety, based upon the argument that the determination of underwriting fees is implicitly immune from the antitrust laws because of the extensive federal regulation of the securities markets. Plaintiffs filed their opposition to the motion to dismiss on April 25, 2003. The underwriter defendants filed a motion for leave to file a supplemental memorandum of law in further support of their motion to dismiss on June 10, 2003. The court denied the motion to dismiss based upon implied immunity in its memorandum and order dated June 26, 2003. A supplemental memorandum in support of the motion to dismiss, applicable only to this action because the purported class consists of indirect purchasers, was filed on June 24, 2003 and sought dismissal based upon the argument that the proposed class members cannot state claims upon which relief can be granted. Plaintiffs filed a supplemental memorandum in opposition to defendants’ motion to dismiss on July 9, 2003, and defendants filed a reply in further support of the motion to dismiss on July 25, 2003. The court entered its memorandum and order granting in part and denying in part the motion to dismiss on February 24, 2004. Plaintiffs’ damage claims were dismissed because they were indirect purchasers, but the motion to dismiss was denied with respect to plaintiffs’ claims for injunctive relief. We filed our answer to the consolidated amended complaint on April 22, 2004. Plaintiffs filed a motion for class certification and supporting memorandum of law on September 16, 2004. Class discovery concluded on April 11, 2005, and defendants filed their brief in opposition to plaintiffs’ motion for class certification on May 25, 2005. Plaintiffs’ reply brief in support of their motion for class certification was filed on October 20, 2005, and defendants filed a surreply brief in opposition to class certification on November 15, 2005. Plaintiffs filed a summary judgment motion on liability on October 25, 2005. The Court denied class certification of an issuer class in its Memorandum and Order dated April 18, 2006. The Order further requires the purchaser plaintiffs to notify the Court within 14 days as to their intention of pursuing class certification of purchaser class to pursue injunctive relief without the prospect of recovery of money damages. Plaintiffs filed a Rule 23(f) application with respect to the denial of class certification on May 1, 2006. The Court granted their request that the response to Plaintiffs’ motion for summary judgment be adjourned until 30 days after a ruling on the 23(f) application or the Second Circuit rules on the appeal, whichever is later. The Second Circuit Court accepted the Plaintiffs’ Rule 23(f) application with respect to the denial of class certification. The briefing on that issue is in progress.
     Similar purported class actions also have been filed against us in the U.S. District Court for the Southern District of New York on behalf of issuer plaintiffs asserting substantially similar antitrust claims based upon allegations that 7.0 percent underwriters’ discounts violate the Sherman Act. These purported class actions were consolidated by the district court as In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation, Case No. 00 CV 7804 (LMM), on May 23, 2001. These complaints also seek unspecified compensatory damages, treble damages and injunctive relief. Plaintiffs filed a consolidated class action complaint on July 6, 2001. The district court denied defendants’ motion to dismiss the complaint on September 30, 2002. Defendants filed a motion to certify the order for interlocutory appeal on October 15, 2002. On March 26, 2003, a motion to dismiss based upon implied immunity was also filed in connection with this action. The court denied the motion to dismiss on June 26, 2003. Plaintiffs filed a motion for class certification and supporting memorandum of law on September 16, 2004. Class discovery concluded on April 11, 2005. Defendants filed their brief in opposition to plaintiffs’ motion for class certification on May 25, 2005, and plaintiffs’ reply brief in support of their motion for class certification was filed on October 20, 2005. Defendants filed a surreply brief in opposition to class certification on November 15, 2005. Plaintiffs filed a summary judgment motion on liability on October 25, 2005. The Court denied class certification of an issuer class in its Memorandum and Order dated April 18, 2006. The Order further requires the purchaser plaintiffs to notify the Court within 14 days as to their intention of pursuing class certification of purchaser class to pursue injunctive relief without the prospect of recovery of money damages. Plaintiffs filed a Rule 23(f) application with respect to the denial of class certification on May 1, 2006. The Court granted their request that the response to Plaintiffs’ motion for summary judgment be adjourned until 30 days after a ruling on the 23(f) application or the Second Circuit rules on the appeal, whichever is later. The Second Circuit Court accepted the Plaintiffs’ Rule 23(f) application with respect to the denial of class certification. The briefing on that issue is in progress.
ITEM 1A. RISK FACTORS
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC, as updated in our subsequent reports on Form 10-Q filed with the SEC. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. The following information updates the risk factors set forth in our Annual Report on Form 10-K and subsequent Quarterly Reports on Form
10-Q:
Increases in capital commitments in our proprietary trading, investing and similar activities increase the potential for significant losses.
     The trend in capital markets is toward larger and more frequent commitments of capital by financial services firms in many of their activities, and as we implement our growth strategy following the divestiture of our PCS branch network we expect to increasingly commit our own capital to engage in proprietary trading, investing and similar activities. Our results of operations in a given period may be affected by the nature and scope of these activities, and such activities will subject us to market fluctuations and volatility that may adversely affect the value of our positions, which could result in significant losses and reduce our revenues and profits. In addition, commitments of capital may lead to a greater concentration of risk, which may cause us to suffer losses even when business conditions are generally favorable for others in the industry.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2006.
     In addition, a third-party trustee makes open-market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.

			Total Number of
			Shares Purchased as	Approximate Dollar Value
	Total Number		Part of Publicly	of Shares that May Yet Be
	of Shares	Average Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased(1)	per Share	Programs	or Programs
Month #1	0	N/A	0
(July 1, 2006 to July 31, 2006)

Month #2	0	N/A	0
(August 1, 2006 to August 31, 2006)

Month #3	1,635,035	$60.66	1,635,035
(September 1, 2006 to September 30, 2006)

Total	1,635,035	$60.66	1,635,035	$80 million

(1)	On August 14, 2006 we announced that our board of directors had authorized the repurchase up to $180 million of common shares over a period commencing with the closing of the sale of our PCS branch network to UBS and ending on December 31, 2007. On August 16, 2006, we entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. to repurchase $100 million of our common stock on an accelerated basis. We paid $100 million to Goldman Sachs on August 21, 2006 and received 1,635,035 shares pursuant to the accelerated share repurchase on September 1, 2006. On October 2, 2006, we completed the accelerated share repurchase with the receipt of an additional 13,492 shares for a total of 1,648,527 shares received pursuant to the accelerated share repurchase. The accelerated share repurchase agreements are further described in our report on Form 8-K dated August 17, 2006, and are filed as Exhibit 10.1 hereto. We have $80 million of repurchase authorization remaining, and we expect to conduct open market share purchases under this authorization through December 31, 2007.

ITEM 6. EXHIBITS

Exhibit		Method of
Number	Description	Filing
10.1	Master Confirmation between Piper Jaffray Companies and Goldman Sachs & Co., dated August 16, 2006, and Supplemental Confirmation thereto dated August 16, 2006, with Trade Notification dated September 1, 2006.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2006.

PIPER JAFFRAY COMPANIES

By Its	/s/ Andrew S. Duff Chairman and CEO

By Its	/s/ Thomas P. Schnettler Vice Chairman and Chief Financial Officer

Exhibit Index

Exhibit		Method of
Number	Description	Filing
10.1	Master Confirmation between Piper Jaffray Companies and Goldman Sachs & Co., dated August 16, 2006, and Supplemental Confirmation thereto dated August 16, 2006, with Trade Notification dated September 1, 2006.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith