Form 10-K
period 2006-12-31
PIPER JAFFRAY COMPANIES
filed 2007-03-01
CIK 1230245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑
The aggregate market value of the 20,553,870 shares of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates based upon the last sale price, as reported on the New York Stock Exchange, of the Common Stock on June 30, 2006 was approximately $1.26 billion.
As of February 23, 2007, the Registrant had 18,476,152 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
          Parts I, II, and IV of this Annual Report on Form 10-K incorporate by reference information from the Registrant’s 2006 Annual Report to Shareholders that is included in Exhibit 13.1 to this Annual Report on Form 10-K.
          Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be held on May 2, 2007.

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward looking statements include, among other things, statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under “Legal Proceedings” in Part I, Item 3 of this Form 10-K. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under “Risk Factors” in Item 1A, and in our subsequent reports filed with the Securities and Exchange Comission (“SEC”). These reports are available at our Web site at www.piperjaffray.com and at the SEC’s Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.
ITEM 1. BUSINESS.
Overview
          Piper Jaffray Companies is a leading, international middle-market investment bank and institutional securities firm, serving the needs of middle-market corporations, private equity groups, public entities, nonprofit clients and institutional investors. Founded in 1895, Piper Jaffray provides a broad set of products and services, including equity and debt capital markets products; public finance services; mergers and acquisitions advisory services; high-yield and structured products; institutional equity and fixed income sales and trading; and equity and high-yield research. We are headquartered in Minneapolis, Minnesota and have 20 principal offices across the United States and international locations in London, England and Shanghai, China. We market our products and services under a single name—Piper Jaffray—which gives us a consistent brand across our business.
          Prior to 1998, Piper Jaffray was an independent public company. U.S. Bancorp acquired the Piper Jaffray business in 1998 and operated it through various subsidiaries and divisions. At the end of 2003, U.S. Bancorp facilitated a tax-free distribution of our common stock to all U.S. Bancorp shareholders, causing Piper Jaffray to become an independent public company again.
          Our continuing operations consist principally of three components:
•	Investment Banking – We raise capital through equity and debt financings for our corporate clients. Historically, we have operated in four focus industries, namely, the consumer, financial institutions, health care and technology industries, primarily focusing on middle-market clients. In 2006, we expanded into the alternative energy, business services and industrial growth sectors. We also provide financial advisory services relating to mergers and acquisitions to clients in these focus industries, as well as to companies in other industries. For our government and non-profit clients, we underwrite debt issuances and provide financial advisory and interest rate risk management services. Historically, our public finance investment banking capabilities have focused on state and local governments, healthcare, higher education, and housing. We expanded our debt financing capabilities in 2006 to provide services to the hospitality and commercial real estate industries.

•	Equity and Fixed Income Institutional Sales and Trading – We offer both equity and fixed income advisory and trade execution services for public and private corporations, public entities, non-profit clients and institutional investors. Integral to our capital markets efforts, we have equity sales and trading relationships with institutional investors in the United States and Europe that invest in our focus industries. Our fixed income sales and trading professionals have expertise in municipal, corporate, mortgage, agency and high-yield securities and cover a range of institutional investors.

•	Other Income – Other income includes gains and losses from investments in private equity and venture capital funds as well as other firm investments and management fees from our private capital business, which provides asset management services to institutional investors.
          On August 11, 2006, we completed the sale of our Private Client Services branch network and certain related assets to UBS Financial Services Inc., a subsidiary of UBS AG (“UBS”), thereby exiting the Private Client Services (“PCS”) business. The purchase price under the asset purchase agreement was approximately $750 million, which included $500 million for the branch network and approximately $250 million for the net assets of the branch network. For further information regarding the sale, see Note 4 to our consolidated financial statements included in our 2006 Annual Report to Shareholders, which is incorporated herein by reference and is included in Exhibit 13.1 to this Form 10-K.

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
Financial Information about Geographic Areas
          We operate predominantly in the United States. We also provide sales and trading and investment banking services to selected companies in international jurisdictions, primarily in Europe, through Piper Jaffray Ltd., our brokerage and investment banking subsidiary domiciled in London, England. In addition, in 2006 we expanded our international presence by opening an office in Shanghai, China. Net revenues from Piper Jaffray Ltd. were $31.4 million, $14.4 million, and $11.3 million for the years ended December 31, 2006, 2005, and 2004, respectively. Long-lived assets attributable to foreign operations were $2.5 million, $1.0 million, and $0.6 million at December 31, 2006, 2005, and 2004, respectively.
Competition
          Our business is subject to intense competition driven by large Wall Street and international firms. We also compete with regional broker dealers, boutique and niche-specialty firms, and alternative trading systems that effect securities transactions through various electronic media. Competition is based on a variety of factors, including price, quality of advice and service, reputation, product selection, transaction execution and financial resources. Many of our large competitors have greater financial resources than we have and may have more flexibility to offer a broader set of products and services than we can.
          In addition, there is significant competition within the securities industry for obtaining and retaining the services of qualified employees. Our business is a human capital business and the performance of our business is dependent upon the skills, expertise and performance of our employees. Therefore, our ability to compete effectively is dependent upon attracting and retaining qualified individuals who are motivated to serve the best interests of our clients, thereby serving the best interests of our company. Attracting and retaining employees depends, among other things, on our company’s culture, management, work environment, geographic locations and compensation.
Seasonality
          Our equities trading business typically experiences a mild slowdown during the summer months.
Employees
          As of February 23, 2007, we had approximately 1,104 employees, of whom approximately 642 were registered with the National Association of Securities Dealers (“NASD”).
Regulation
          As a participant in the financial services industry, our business is regulated by U.S. federal and state regulatory agencies, self-regulatory organizations (“SROs”) and securities exchanges, and by foreign governmental agencies, regulatory bodies and securities exchanges. We are subject to complex and extensive regulation of most aspects of our business, including the manner in which securities transactions are effected, net capital requirements, recordkeeping and reporting procedures, relationships with customers, the handling of cash and margin accounts, experience and training requirements for certain employees, the manner in which we prevent and detect money-laundering activities, and business procedures with firms that are not members of the self-regulatory organizations in which we participate. The regulatory framework of the financial services industry is designed primarily to safeguard the integrity of the capital markets and to protect customers, not creditors or shareholders. The laws, rules and regulations comprising this regulatory framework can (and do) change frequently, as can the interpretation and enforcement of existing laws, rules and regulations. The timing and effects of such changes are difficult to predict accurately, and may directly and substantially affect the manner in which we operate our company, as well as our profitability.
          Our broker dealer subsidiary is registered as a securities broker dealer and as an investment advisor with the SEC and is a member of various SROs and securities exchanges (including the New York Stock Exchange (“NYSE”) and NASDAQ) and the NASD. The SROs and securities exchanges are self-regulatory bodies composed of members who have agreed to abide by these regulatory organizations’ respective rules and regulations. Each of these organizations can expel, fine and otherwise discipline member firms and their employees.
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
          Our broker dealer subsidiary is subject to federal anti-money laundering regulation. The USA PATRIOT Act of 2001 contains anti-money laundering and financial transparency laws and mandated the implementation of various regulations that require us to implement standards for verifying client identification at account opening, monitoring client transactions and reporting suspicious activity. Certain of our businesses also are subject to compliance with laws and regulations of U.S. federal and state governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges in the area of privacy of client information. Any failure with respect to our practices, procedures and controls in these areas could subject us to regulatory consequences, including fines, and potentially other liabilities.
          Our broker dealer subsidiary is also licensed as a broker dealer in each of the 50 states, requiring us to comply with applicable laws, rules and regulations of each state. Any state may revoke a license to conduct a securities business and fine or otherwise discipline broker dealers and their employees.
          Piper Jaffray Ltd., our United Kingdom brokerage and investment banking subsidiary, is registered under the laws of England and Wales and is authorized and regulated by the U.K. Financial Services Authority. As a result, Piper Jaffray Ltd. is subject to regulations regarding, among other things, capital adequacy, customer protection and business conduct.
          During 2006, our broker dealer subsidiary established a representative office in Shanghai, China, which is registered with the China Securities Regulatory Commission. The Shanghai representative office is subject to the administrative measures on representative offices of foreign securities organizations stationed in China. These administrative measures relate to, among other things, business conduct.
Executive Officers
          Information regarding our executive officers (all of whom have held their current positions with us since December 31, 2006), and their ages as of February 23, 2007, are as follows:

Name	Age	Position(s)
Andrew S. Duff	49	Chairman and Chief Executive Officer
Thomas P. Schnettler	50	Vice Chairman and Chief Financial Officer
Timothy L. Carter	39	Chief Accounting Officer
James L. Chosy	43	General Counsel and Secretary
Frank E. Fairman	49	Head of Public Finance Services
R. Todd Firebaugh	44	Chief Administrative Officer
Benjamin T. May	49	Head of High-Yield and Structured Products
Robert W. Peterson	39	Head of Equities
Jon W. Salveson	42	Head of Investment Banking
          Andrew S. Duff is our chairman and chief executive officer. Mr. Duff became chairman and chief executive officer of Piper Jaffray Companies following completion of our spin-off from U.S. Bancorp on December 31, 2003. He also has served as chairman of our broker dealer subsidiary since 2003, as chief executive officer of our broker dealer subsidiary since 2000, and as president of our broker dealer subsidiary since 1996. He has been with Piper Jaffray since 1980. Prior to the spin-off from U.S. Bancorp, Mr. Duff also was a vice chairman of U.S. Bancorp from 1999 through 2003.
          Thomas P. Schnettler is our vice chairman and chief financial officer. He has been with Piper Jaffray since 1986 and has held his current position since August 2006, after serving as head of our Corporate and Institutional Services business beginning in July 2005. Prior to that, he served as head of our Equities and Investment Banking group from June 2002 until July 2005, head of our investment banking department from October 2001 to June 2002, and as co-head of this department from 2000 until October 2001. From 1988 to 2000, he served Piper Jaffray as a managing director in our investment banking department.

          Timothy L. Carter is our chief accounting officer, a position he has held since August 2006. Mr. Carter joined Piper Jaffray in 1995 and served as controller from 1999 until obtaining his current position.
          James L. Chosy is our general counsel and secretary. Mr. Chosy has served in these roles since joining Piper Jaffray in March 2001. From 1995 until joining Piper Jaffray, he was vice president, associate general counsel of U.S. Bancorp. He also served as assistant secretary of U.S. Bancorp from 1995 through 2000 and as secretary in 2000 until his move to Piper Jaffray.
          Frank E. Fairman is head of our Public Finance Services business, a position he has held since July 2005. Prior to that, he served as head of the firm’s public finance investment banking group from 1991 to 2005, as well as the head of the firm’s municipal derivative business from 2002 to 2005. He has been with Piper Jaffray since 1983.
          Benjamin T. May is head of our High-Yield and Structured Products business, a position he has held since he joined Piper Jaffray in 2005. Prior to joining Piper Jaffray, he spent ten years with Wachovia Corporation, last serving as Head of High-Yield Sales, Trading and Research.
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
          Robert W. Peterson is head of our Equities business, a position he has held since August 2006. Mr. Peterson joined Piper Jaffray in 1993 and served as head of our Private Client Services business from April 2005 until obtaining his current position. Prior to that, he served as head of investment research from April 2003 through March 2005, as head of equity research from November 2000 until April 2003 and as co-head of equity research from May 2000 until November 2000. From 1993 until May 2000, he was a senior research analyst for Piper Jaffray.
          Jon W. Salveson is head of our Investment Banking business, a position he has held since May 2004. Mr. Salveson joined our investment banking department in 1993, and has served as a managing director in that department since January 2000.
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
     Performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity, which generally have a direct and material impact on our results of operations and financial condition. These conditions are a product of many factors, which are mostly unpredictable and beyond our control, and may affect the decisions made by financial market participants. Uncertain or unfavorable market or economic conditions could result in reduced transaction volumes, reduced revenue and reduced profitability in any or all of our principal businesses. For example:
•	Our investment banking revenue, in the form of underwriting, placement and financial advisory fees, is directly related to the volume and value of the transactions as well as our role in these transactions. In an environment of uncertain or unfavorable market or economic conditions, the volume and size of capital-raising transactions and acquisitions and dispositions typically decrease, thereby reducing the demand for our investment banking services and increasing price competition among financial services companies seeking such engagements, which may reduce the amount of business we do, the size of underwriting, placement and advisory fees we receive and our role in the transactions generating these fees.

•	A downturn in the financial markets may result in a decline in the volume and value of trading transactions and, therefore, may lead to a decline in the revenue we receive from commissions on the execution of trading transactions and, in respect of our market-making activities, a reduction in the value of our trading positions and commissions and spreads.

•	Changes in interest rates, especially if such changes are rapid, high interest rates or uncertainty regarding the future direction of interest rates, may create a less favorable environment for certain of our businesses, particularly our fixed income business, resulting in reduced business volume and reduced revenues.

•	We expect to increasingly commit our own capital to engage in proprietary trading, investing and similar activities, and uncertain or unfavorable market or economic conditions may reduce the value of our positions, resulting in reduced revenues.

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
     Our results for a particular period may not reflect the overall strength of general economic conditions and financial market activity, due to factors that differentiate our business within the financial services industry. For example:
•	Volatility in the business environment for the consumer, financial institutions, health care, technology, alternative energy, business services, and industrial growth sectors, including but not limited to challenging market conditions for these sectors that are disproportionately worse than those impacting the economy and markets generally or downturns in these sectors that are independent of general economic and market conditions, may adversely affect our business.

•	Our fixed income activities are centered on public finance investment banking and municipal sales within the higher education, housing, state and local government, healthcare, and hospitality sectors. Additionally, our high-yield and structured product activities specialize in the secondary sales and trading market for aircraft finance debt. We do not participate in significant segments of the fixed income market. As a result, our results in this area may not correlate with the results of other firms or the fixed income market generally.

•	A relatively small number of institutional clients generate a meaningful portion of our institutional sales and trading revenues, and failure to replace lost business from our larger institutional clients could materially adversely affect our business and results of operations.
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
     Recently, extensive regulation and increased competitiveness of international markets have reduced the number of financing transactions conducted in the United States. Larger firms have leveraged their size to adapt to this trend, primarily by growing and supporting their international operations. To the extent companies forgo financing transactions to avoid extensive regulation or use international markets where we currently do not have a presence, our business may be adversely affected.
We have experienced significant pricing pressure in areas of our business, which may impair our revenues and profitability.
     In recent years we have experienced significant pricing pressures on trading margins and commissions in debt and equity trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to increased price competition and decreased trading margins. In the equity market, we have experienced increased pricing pressure from institutional clients to reduce commissions, and this pressure has been augmented by the increased use of electronic and direct market access trading, which has created additional competitive downward pressure on trading margins. The trend toward using alternative trading systems is continuing to grow, which may result in decreased commission and trading revenue, reduce our participation in the trading markets and our ability to access market information, and lead to the creation of new and stronger competitors. Institutional clients also have pressured financial services firms to alter “soft dollar” practices under which brokerage firms bundle the cost of trade execution with research products and services. Some institutions are entering into arrangements that separate (or “unbundle”) payments for research products or services from sales commissions. These arrangements have increased the competitive pressures on sales commissions and have affected the value our clients place on high-quality research. Additional pressure on sales and trading revenue may impair the profitability of our business. Moreover, our inability to reach agreement regarding the terms of unbundling arrangements with institutional clients who are actively seeking such arrangements could result in the loss of those clients, which would likely reduce our institutional commissions. We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including by reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins.
The volume of anticipated investment banking transactions may differ from actual results.
     The completion of anticipated investment banking transactions in our pipeline is uncertain and beyond our control, and our investment banking revenue is typically earned upon the successful completion of a transaction. In most cases we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client’s or counterparty’s business. If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the transaction. Accordingly, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties, and the number of engagements we have at any given time is subject to change and may not necessarily result in future revenues.
Our ability to attract, develop and retain highly skilled and productive employees is critical to the success of our business.
     We face intense competition for qualified employees from other businesses in the financial services industry, and the performance of our business may suffer to the extent we are unable to attract and retain employees effectively, particularly given the relatively small size of our company and our employee base compared to some of our competitors and the geographic locations in which we operate. The primary sources of revenue in each of our business lines are commissions and fees earned on advisory and underwriting transactions and customer accounts managed by our employees, who are regularly recruited by other firms and in certain cases are able to take their client relationships with them when they change firms. Some specialized areas of our business are operated by a relatively small number of employees, the loss of any of whom could jeopardize the continuation of that business following the employee’s departure.
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
     We may use futures, options and swaps to hedge inventory. Our fixed income business manages a portfolio of interest rate swaps that hedge the residual cash flows resulting from a tender option bond program. Our fixed income business also provides swaps and other interest rate hedging products to public finance clients, which our company in turn hedges through a counterparty. There are risks inherent in our use of these products, including counterparty exposure and basis risk. Counterparty exposure refers to the risk that the amount of collateral in our possession on any given day may not be sufficient to fully cover the current value of the swaps if a counterparty were to suddenly default.

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
     The trend in capital markets is toward larger and more frequent commitments of capital by financial services firms in many of their activities. As we implement our growth strategy following the divestiture of our PCS branch network, we expect to increasingly commit our own capital to engage in proprietary trading, principal investing and similar activities. Our results of operations for a given period may be affected by the nature and scope of these activities, and such activities will subject us to market fluctuations and volatility that may adversely affect the value of our positions, which could result in significant losses and reduce our revenues and profits. In addition, increased commitment of capital will expose us to the risk that a counterparty will be unable to meet its obligations, which could lead to financial losses that could adversely affect our results of operations. These activities may lead to a greater concentration of risk, which may cause us to suffer losses even when business conditions are generally favorable for others in the industry.
We may make strategic acquisitions of businesses, engage in joint ventures or divest or exit existing businesses, which could cause us to incur unforeseen expense and have disruptive effects on our business but may not yield the benefits we expect.
     From time to time, we may consider acquisitions of other businesses or joint ventures with other businesses. Any acquisition or joint venture that we determine to pursue will be accompanied by a number of risks. After we announce or complete an acquisition or joint venture, our share price could decline if investors view the transaction as too costly or unlikely to improve our competitive position. Costs or difficulties relating to such a transaction, including integration of products, employees, technology systems, accounting systems and management controls, may be difficult to predict accurately and be greater than expected causing our estimates to differ from actual results. We may be unable to retain key personnel after the transaction, and the transaction may impair relationships with customers and business partners. These difficulties could disrupt our ongoing business, increase our expenses and adversely affect our operating results and financial condition. In addition, we may be unable to achieve anticipated benefits and synergies from the transaction as fully as expected or within the expected time frame. Divestitures or elimination of existing businesses or products could have similar effects.
Our technology systems, including outsourced systems, are critical components of our operations, and failure of those systems or other aspects of our operations infrastructure may disrupt our business, cause financial loss and constrain our growth.
     We typically transact thousands of securities trades on a daily basis across multiple markets. Our data processing, financial, accounting and other technology and operating systems are essential to this task. A system malfunction or mistake made relating to the processing of our clients’ transactions could result in financial loss, liability to clients, regulatory intervention, reputational damage and constraints on our ability to grow. We outsource a substantial portion of our critical data processing activities, including trade processing and back office data processing. For example, we have entered into contracts with Thomson Financial, Inc. pursuant to which Thomson Financial handles our trade and back office processing, and Unisys Corporation, pursuant to which Unisys supports our data center and network management technology needs. We currently are evaluating a system conversion with another third party, which would replace our contract with Thomson Financial. We also contract with third parties for our market data services, which constantly broadcast news, quotes, analytics and other relevant information to our employees. We contract with other vendors to produce and mail our customer statements and to provide other services. In the event that any of these service providers fails to adequately perform such services or the relationship between that service provider and us is terminated, we may experience a significant disruption in our operations, including our ability to timely and accurately process our clients’ transactions or maintain complete and accurate records of those transactions.
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
     As a participant in the financial services industry, we are subject to complex and extensive regulation of many aspects of our business by U.S. federal and state regulatory agencies, securities exchanges and other self-regulatory organizations and by foreign governmental agencies, regulatory bodies and securities exchanges. Generally, the requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us. These requirements are not designed to protect our shareholders. Consequently, these regulations often serve to limit our activities, through net capital, customer protection and market conduct requirements and restrictions on the businesses in which we may operate or invest. Compliance with many of these regulations entails a number of risks, particularly in areas where applicable regulations may be newer or unclear. In addition, regulatory authorities in all jurisdictions in which we conduct business may intervene in our business and we and our employees could be fined or otherwise disciplined for violations or prohibited from engaging in some of our business activities.
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
     We face significant legal risks in our businesses. These risks include potential liability under securities laws and regulations in connection with our investment banking and other corporate finance transactions. The volume and amount of damages claimed in litigation, arbitrations, regulatory enforcement actions and other adversarial proceedings against financial services firms have increased in recent years. Our experience has been that adversarial proceedings against financial services firms typically increase during a market downturn. We also are subject to claims from disputes with our employees and our former employees under various circumstances. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time, making the amount of legal reserves related to these legal liabilities difficult to determine and subject to future revision. Legal or regulatory matters involving our directors, officers or employees in their individual capacities also may create exposure for us because we may be obligated or may choose to indemnify the affected individuals against liabilities and expenses they incur in connection with such matters to the extent permitted under applicable law. In addition, like other financial services companies, we may face the possibility of employee fraud or misconduct. The precautions we take to prevent and detect this activity may not be effective in all cases and we cannot assure you that we will be able to deter or prevent fraud or misconduct. Exposures from and expenses incurred related to any of the foregoing actions or proceedings could have a negative impact on our results of operations and financial condition. In addition, future results of operations could be adversely affected if reserves relating to these legal liabilities are required to be increased or legal proceedings are resolved in excess of established reserves.
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
     Our certificate of incorporation and bylaws and Delaware law contain provisions that are intended to deter abusive takeover tactics by making them unacceptably expensive to the raider and to encourage prospective acquirors to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include a classified board of directors, limitations on actions by our shareholders by written consent and a rights plan that gives our board of directors the right to issue preferred stock without shareholder approval, which could be used to dilute the stock ownership of a potential hostile acquiror. Our board of directors recently approved, subject to shareholder approval, eliminating the classified structure of the board, which would result in the annual election of all directors in 2010. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15 percent or more of our outstanding common stock. In connection with our spin-off from U.S. Bancorp we adopted a rights agreement, which would impose a significant penalty on any person or group that acquires 15 percent or more of our outstanding common stock without the approval of our board of directors. We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal, and are not intended to make our company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of our company and our shareholders.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
          Not applicable.
ITEM 2. PROPERTIES.
          As of February 23, 2007, we conducted our operations through 20 principal offices in 17 states and in London, England and Shanghai, China. All of our offices are leased. Our principal executive offices are located at 800 Nicollet Mall, Suite 800, Minneapolis, Minnesota and, as of February 23, 2007, comprise approximately 320,000 square feet of leased space (of which approximately 61,100 square feet have been subleased to others and 79,800 square feet we are marketing for sublease). We have entered into a sublease arrangement with U.S. Bancorp, as lessor, for our offices at 800 Nicollet Mall, the term of which expires on May 29, 2014.
ITEM 3. LEGAL PROCEEDINGS.
     Due to the nature of our business, we are involved in a variety of legal proceedings. These proceedings include litigation, arbitration and regulatory proceedings, which may arise from, among other things, underwriting or other transactional activity, client account activity, employment matters, regulatory examinations of our businesses and investigations of securities industry practices by governmental agencies and self-regulatory organizations. The securities industry is highly regulated, and the regulatory scrutiny applied to securities firms has increased dramatically in recent years, resulting in a higher number of regulatory investigations and enforcement actions and significantly greater uncertainty regarding the likely outcome of these matters. The number of litigation and arbitration proceedings also has increased in recent years. Accordingly, in recent years we have incurred higher expenses for legal proceedings than previously.
     At the time of our spin-off from U.S. Bancorp, we assumed liability for certain legal proceedings that named U.S. Bancorp as a defendant but related to the business we managed when Piper Jaffray was a subsidiary of U.S. Bancorp. In those situations, we generally have agreed with U.S. Bancorp that we will manage the proceedings and indemnify U.S. Bancorp for the related expenses, including the amount of any judgment. In turn, U.S. Bancorp agreed to indemnify us for certain legal proceedings relating to our business prior to the spin-off (as described in Note 15 to our consolidated financial statements included in this Form 10-K).
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
     Litigation-related expenses include amounts we reserve and/or pay out as legal and regulatory settlements, awards or judgments, and fines. Parties who initiate litigation and arbitration proceedings against us may seek substantial or indeterminate damages, and regulatory investigations can result in substantial fines being imposed on us. We reserve for contingencies related to legal proceedings at the time and to the extent we determine the amount to be probable and reasonably estimable. However, it is inherently difficult to predict accurately the timing and outcome of legal proceedings, including the amounts of any settlements, judgments or fines. We assess each proceeding based on its particular facts, our outside advisors’ and our past experience with similar matters, and expectations regarding the current legal and regulatory environment and other external developments that might affect the outcome of a particular proceeding or type of proceeding. We believe, based on our current knowledge, after appropriate consultation with outside legal counsel, in light of our established reserves, the indemnification available from U.S. Bancorp and assumption by UBS of certain PCS-related liabilities, that pending litigation, arbitration and regulatory proceedings, including those described below, will be resolved with no material adverse effect on our financial condition. Of course, there can be no assurance that our assessments will reflect the ultimate outcome of pending proceedings, and the outcome of any particular matter may be material to our operating results for any particular period, depending, in part, on the operating results for that period and the amount of established reserves and indemnification. We generally have denied, or believe that we have meritorious defenses and will deny, liability in all significant litigation and arbitration proceedings currently pending against us, and we intend to vigorously defend such actions.

Initial Public Offering Allocation Litigation
     We have been named, along with other leading securities firms, as a defendant in many putative class actions filed in 2001 and 2002 in the U.S. District Court for the Southern District of New York involving the allocation of securities in certain initial public offerings. The court’s order, dated August 8, 2001, transferred all related class action complaints for coordination and pretrial purposes as In re Initial Public Offering Allocation Securities Litigation, Master File No. 21 MC 92 (SAS). These complaints assert claims pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The claims are based, in part, upon allegations that between 1998 and 2000, in connection with acting as an underwriter of certain initial public offerings of technology and Internet-related companies, we obtained excessive compensation by allocating shares in these initial public offerings to preferred customers who, in return, purportedly agreed to pay additional compensation to us in the form of excess commissions that we failed to disclose. The complaints also allege that our customers who received favorable allocations of shares in initial public offerings agreed to purchase additional shares of the same issuer in the secondary market at pre-determined prices. These complaints seek unspecified damages. Seventeen focus cases have been selected, including eleven cases for purposes of merits discovery and six cases for purposes of class certification. We are named defendants in two of the merits focus cases and none of the class certification focus cases. On October 13, 2004, the court issued an opinion largely granting plaintiffs’ motions for class certification in the six class certification focus cases. Defendants filed a petition seeking leave to appeal the class certification ruling and, on December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued its decision in In re Initial Public Offering Securities Litigation, No 05-3349-CV (Dec. 5, 2006) vacating the class certifications and remanding for further proceedigns finding that (1) a district judge may not certify a class without making a ruling that each F.R.C.P. Rule 23 requirement is met, (2) all the evidence must be assessed as with any threshold issue, (3) the fact that a Rule 23 requirement might overlap with an issue on the merits does not avoid the court’s obligation to make a ruling as to whether the requirement is met, and (4) the cases pending on appeal may not be certified as class actions. Plaintiffs have petitioned the Second Circuit for rehearing and rehearing en banc of its decision.
Initial Public Offering Fee Antitrust Litigation
     In 1998, we were named, along with other leading securities firms, as a defendant in several putative class actions filed in the U.S. District Court for the Southern District of New York. The court consolidated these purported class actions in In re Public Offering Fee Antitrust Litigation, Case No. 98 CV 7890 (LMM). The consolidated amended complaint, which sought unspecified compensatory damages, treble damages and injunctive relief, was filed on behalf of purchasers of shares issued in certain initial public offerings for U.S. companies and alleged that defendants conspired in offerings of an amount between $20 million and $80 million to fix the underwriters’ discount at 7.0 percent of the offering amount in violation of Section 1 of the Sherman Act. Plaintiffs’ damage claims were dismissed in 2004. Absent any ability to recover damages, plaintiffs have been instructed to advise the court whether they intend to pursue injunctive relief as a class action.
     Similar purported class actions also have been filed against us, as well as other leading securities firms, in the U.S. District Court for the Southern District of New York on behalf of issuer companies asserting substantially similar antitrust claims based upon allegations that 7.0 percent underwriters’ discounts violate the Sherman Act. These purported class actions were consolidated by the district court as In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation, Case No. 00 CV 7804 (LMM), on May 23, 2001. On April 18, 2006, the Court denied plaintiffs’ request that the matter be certified as a class action. Plaintiffs have appealed the denial of class certification to the U.S. Court of Appeals for the Second Circuit.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          During the fourth quarter of 2006, we did not submit any matters to a vote of our shareholders.

PART II
ITEM 5. MARKET FOR THE COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
          The sections of our 2006 Annual Report to Shareholders entitled “Market for Piper Jaffray Common Stock and Related Shareholder Matters” and “Stock Performance Graph” are incorporated herein by reference and also is included in Exhibit 13.1 to this Form 10-K.
          A third-party trustee makes open market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.
          The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended December 31, 2006. The Company also withheld 15,478 shares of common stock from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $60.31 for the quarter ended September 30, 2006.

			Total Number of Shares	Approximate Dollar Value of
	Total Number	Average	Purchased as Part of	Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the Plans or
Period	Purchased	per Share	Plans or Programs	Programs(1)
Month #1	19,357 (2)	$63.06	13,492	$80 million
(October 1, 2006 to October 31, 2006)

Month #2	1,221 (3)	$69.30	0	$80 million
(November 1, 2006 to November 30, 2006)

Month #3	0	N/A	0	$80 million
(December 1, 2006 to December 31, 2006)

Total	20,578	$63.43	13,492	$80 million

(1)	On August 14, 2006, we announced that our board of directors had authorized the repurchase of up to $180 million of common stock over a period commencing with the closing of the sale of our PCS branch network to UBS and ending on December 31, 2007. On October 2, 2006, we completed an accelerated share repurchase in the amount of $100 million, receiving 1,635,035 in September and 13,492 shares in October for a total of 1,648,527 shares of common stock. We have $80 million of repurchase authorization remaining.

(2)	Consists of 13,492 shares of common stock repurchased at the completion of our accelerated share repurchase at an average price per share of $60.66, and 5,865 shares of common stock from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $68.59.

(3)	Consists of shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock.
ITEM 6. SELECTED FINANCIAL DATA.
          The section of our 2006 Annual Report to Shareholders entitled “Selected Financial Data” is incorporated herein by reference and also is included in Exhibit 13.1 to this Form 10-K.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          The section of our 2006 Annual Report to Shareholders entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference and also is included in Exhibit 13.1 to this Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
          The section of our 2006 Annual Report to Shareholders entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Enterprise Risk Management” is incorporated herein by reference and also is included in Exhibit 13.1 to this Form 10-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          The consolidated financial statements and notes thereto included in our 2006 Annual Report to Shareholders are incorporated herein by reference and also are included in Exhibit 13.1 to this Form 10-K. The section of our 2006 Annual Report to Shareholders entitled “Supplemental Information—Quarterly Information” is incorporated herein by reference and also is included in Exhibit 13.1 to this Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
          As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding disclosure. During the fourth quarter of our fiscal year ended December 31, 2006, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
          Management’s Report on Internal Control Over Financial Reporting and the attestation report of our independent registered public accounting firm on management’s assessment of internal control over financial reporting are included in our 2006 Annual Report to Shareholders and are incorporated herein by reference. These reports also are included in Exhibit 13.1 to this Form 10-K.
ITEM 9B. OTHER INFORMATION.
          Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
          The information regarding our executive officers included in Part I of this Form 10-K under the caption “Executive Officers” is incorporated herein by reference. The information in the definitive proxy statement for our 2007 annual meeting of shareholders to be held on May 2, 2007, under the captions “Class I Directors—Nominees for terms Ending in 2010,” “Class II Directors—Terms Ending in 2008,” “Class III Directors—Terms Ending in 2009,” “Information Regarding the Board of Directors and Corporate Governance—Committees of the Board—Audit Committee,” “Information Regarding the Board of Directors and Corporate Governance—Codes of Ethics and Business Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION.
          The information in the definitive proxy statement for our 2007 annual meeting of shareholders to be held on May 2, 2007, under the captions “Executive Compensation,” “Certain Relationships and Related Transactions—Compensation Committee Interlocks and Insider Participation” and “Information Regarding the Board of Directors and Corporate Governance—Compensation Program for Non-Employee Directors” is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.
          The information in the definitive proxy statement for our 2007 annual meeting of shareholders to be held on May 2, 2007, under the captions “Security Ownership—Beneficial Ownership of Directors, Nominees and Executive Officers” and “Security Ownership—Beneficial Owners of More than Five Percent of Our Common Stock” are incorporated herein by reference.
     The only equity plan we have established is our Amended and Restated 2003 Annual and Long-Term Incentive Plan. The following table summarizes, as of December 31, 2006, the number of shares of our common stock to be issued upon exercise of outstanding options granted under the plan, the weighted-average exercise price of such options, and the number of shares remaining available for future issuance under the plan for all awards as of December 31, 2006.

Number of shares
remaining available
for future issuance
	Number of shares to be	Weighted-average	under equity
	issued upon exercise of	exercise price	compensation plans
	outstanding options,	of outstanding options,	(excluding shares in
Plan Category	warrants and rights	warrants and rights	first column)
Equity compensation plans approved by shareholders	510,181	$43.25	2,362,029 (1)
Equity compensation plans not approved by shareholders	None	N/A	None

(1)	The number in the third column is based on the 4,500,000 shares currently authorized for issuance under the plan. In addition to the 510,181 shares to be issued upon the exercise of outstanding options to purchase our common stock, 1,556,801 shares of restricted stock issued under the plan were outstanding as of December 31, 2006. All of the 2,362,029 shares available for future issuance under the plan as of December 31, 2006, may be granted in the form of restricted stock, RSUs, options or other equity-based awards authorized under the plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
          The information in the definitive proxy statement for our 2007 annual meeting of shareholders to be held on May 2, 2007, under the captions “Information Regarding the Board of Directors and Corporate Governance—Director Independence,” “Certain Relationships and Related Transactions—Transactions with Related Persons” and “Certain Relationships and Related Transactions—Review and Approval of Transactions with Related Persons” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
          The information in the definitive proxy statement for our 2007 annual meeting of shareholders to be held on May 2, 2007, under the captions “Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Fees” and “Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Services Pre-Approval Policy” is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1)   FINANCIAL STATEMENTS OF THE COMPANY.
          The Consolidated Financial Statements incorporated herein by reference and included in Exhibit 13.1 to this Form 10-K are listed on page F-1 by reference to the corresponding page numbers in our 2006 Annual Report to Shareholders.
(a)(2)   FINANCIAL STATEMENT SCHEDULES.
          The financial statement schedule required to be filed hereunder is listed on page F-1. All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.
(a)(3)   EXHIBITS.

Exhibit		Method of
Number	Description	Filing
2.1	Separation and Distribution Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	(1)

2.2	Asset Purchase Agreement dated April 10, 2006, among Piper Jaffray Companies, Piper Jaffray & Co. and UBS Financial Services Inc. #	(2)

3.1	Amended and Restated Certificate of Incorporation.	(1)

3.2	Amended and Restated Bylaws.	(1)

4.1	Form of Specimen Certificate for Piper Jaffray Companies Common Stock.	(3)

4.2	Rights Agreement, dated as of December 31, 2003, between Piper Jaffray Companies and Mellon Investor Services LLC, as Rights Agent. #	(1)

10.1	Employee Benefits Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	(1)

10.2	Tax Sharing Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	(1)

10.3	Insurance Matters Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	(1)

10.4	Sublease Agreement, dated as of September 18, 2003, between U.S. Bancorp and U.S. Bancorp Piper Jaffray Inc.	(4)

10.5	Form of Cash Award Agreement.*	(1)

10.6	U.S. Bancorp Piper Jaffray Inc. Second Century 2000 Deferred Compensation Plan.*	(1)

10.7	U.S. Bancorp Piper Jaffray Inc. Second Century Growth Deferred Compensation Plan (As Amended and Restated Effective September 30, 1998).*	(1)

Exhibit		Method of
Number	Description	Filing
10.8	Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.*	(5)

10.9	Form of Stock Option Agreement for Employee Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.*	Filed herewith

10.10	Form of Restricted Stock Agreement for Employee Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.*	Filed herewith

10.11	Form of Stock Option Agreement for Non-Employee Director Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.*	(6)

10.12	Piper Jaffray Companies Deferred Compensation Plan for Non-Employee Directors.*	(7)

10.13	Summary of Non-Employee Director Compensation Program.*	Filed herewith

10.14	Summary of Annual Incentive Program for Certain Executive Officers.*	(8)

10.15	Summary of Addison L. Piper Compensation Arrangement*	Filed herewith

10.16	Form of Notice Period Agreement.*	Filed herewith

13.1	Selected Portions of the 2006 Annual Report to Shareholders.	Filed herewith

21.1	Subsidiaries of Piper Jaffray Companies.	Filed herewith

23.1	Consent of Ernst & Young LLP.	Filed herewith

24.1	Power of Attorney.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice Chairman and Chief Financial Officer.	Filed herewith

32.1	Section 1350 Certifications.	Filed herewith

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

#	The Company hereby agrees to furnish supplementally to the Commission upon request any omitted exhibit or schedule.

(1)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year end December 31, 2003, filed with the Commission on March 8, 2004, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2006, filed with the Commission on May 5, 2006.

(3)	Filed as an exhibit to the Company’s Form 10, filed with the Commission on June 25, 2003, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Amendment No. 2 to Form 10, filed with the Commission on October 23, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2006, filed with the Commission on August 4, 2006.

(6)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, filed with the Commission on August 4, 2004.

(7)	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on December 15, 2004.

(8)	Incorporated herein by reference to Item 1.01 of the Company’s Form 8-K, filed with the Commission on February 23, 2007.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2007.

PIPER JAFFRAY COMPANIES

By	/s/ Andrew S. Duff

Its	Chairman and Chief Executive Officer
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2007.

SIGNATURE	TITLE

/s/ Andrew S. Duff	Chairman and Chief Executive Officer
Andrew S. Duff	(Principal Executive Officer)

/s/ Thomas P. Schnettler	Vice Chairman and Chief Financial Officer
Thomas P. Schnettler	(Principal Financial Officer)

/s/ Timothy L. Carter	Chief Accounting Officer
Timothy L. Carter	(Principal Accounting Officer)

/s/ Michael R. Francis	Director
Michael R. Francis

/s/ B. Kristine Johnson	Director
B. Kristine Johnson

/s/ Samuel L. Kaplan	Director
Samuel L. Kaplan

/s/ Addison L. Piper	Director
Addison L. Piper

/s/ Frank L. Sims	Director
Frank L. Sims

/s/ Jean M. Taylor	Director
Jean M. Taylor

PIPER JAFFRAY COMPANIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

	Page
	Form	Annual
	10-K	Report
Consolidated Financial Statements

Management’s Report on Internal Control Over Financial Reporting		30

Report of Independent Registered Public Accounting Firm		31

Report of Independent Registered Public Accounting Firm		32

Consolidated Financial Statements

Consolidated Statements of Financial Condition		33

Consolidated Statements of Operations		34

Consolidated Statements of Changes in Shareholders’ Equity		35

Consolidated Statements of Cash Flows		36

Notes to Consolidated Financial Statements		37

Financial Statement Schedule

Schedule I — Piper Jaffray Companies (Parent Company Only) Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Statements of Financial Condition	F-3

Statements of Operations	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Piper Jaffray Companies
We have audited the consolidated financial statements of Piper Jaffray Companies as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, and have issued our report thereon dated February 28, 2007 (incorporated by reference in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 28, 2007

Piper Jaffray Companies
(Parent Company Only)
Statements of Financial Condition

	December 31,
(Amounts in thousands)	2006	2005
Assets

Cash and cash equivalents	$4,738	$1,906
Investment in and advances to subsidiaries	917,858	752,921
Other assets	1,843	—

	$924,439	$754,827

Liabilities and Shareholders’ Equity

Shareholders’ equity	924,439	754,827

Total liabilities and shareholders’ equity	$924,439	$754,827

See Notes to Financial Statements

Piper Jaffray Companies
(Parent Company Only)
Statements of Operations

	Year Ended December 31,
(Amounts in thousands)	2006	2005	2004
Revenues:

Dividends from subsidiaries	$102,700	$1,900	$2,368
Interest income	73	24	—

Total revenues	102,773	1,924	2,368

Expenses:

Total expenses	4,404	4,774	5,852

Income/(loss) before income tax expense/(benefit) and equity in undistributed income of subsidiaries	98,369	(2,850)	(3,484)

Income tax expense/(benefit)	44,671	(980)	(1,280)

Income/(loss) of parent company	53,698	(1,870)	(2,204)

Equity in undistributed income of subsidiaries	181,555	41,953	52,552

Net income	$235,253	$40,083	$50,348

See Notes to Financial Statements

Piper Jaffray Companies
(Parent Company Only)
Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2006	2005	2004
Operating Activities:

Net income	$235,253	$40,083	$50,348
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Stock-based compensation	300	292	300
Equity in undistributed income of subsidiaries	(181,555)	(41,953)	(52,552)

Net cash provided by/(used in) operating activities	53,998	(1,578)	(1,904)

Financing Activities:

Advances from subsidiaries	48,834	46,096	1,904
Repurchases of common stock	(100,000)	(42,612)	—

Net cash provided by/(used in) financing activities	(51,166)	3,484	1,904

Net increase in cash and cash equivalents	2,832	1,906	—

Cash and cash equivalents at beginning of year	1,906	—	—

Cash and cash equivalents at end of year	$4,738	$1,906	$—

Supplemental disclosures of cash flow information Cash received/(paid) during the year for:
Interest	$73	$24	$—
Income taxes	$(44,671)	$980	$1,280
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
General
          The financial information of the Parent Company should be read in conjunction with the consolidated financial statements of Piper Jaffray Companies and the notes thereto in the Piper Jaffray Companies 2006 Annual Report to Shareholders and also included in Exhibit 13.1 to this Form 10-K.
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
Note 2 Dividend Restrictions
          As a registered broker dealer and member firm of the NYSE, Piper Jaffray is subject to the Uniform Net Capital Rule of the SEC and the net capital rule of the NYSE. Piper Jaffray has elected to use the alternative method permitted by the SEC rule, which requires that it maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as such term is defined in the SEC rule. Under the NYSE rule, the NYSE may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. As of December 31, 2006, Piper Jaffray exceeded 5 percent of aggregate debits by $362.5 million. Advances to affiliates, repayment of subordinated debt, dividend payments and other equity withdrawals by Piper Jaffray are subject to certain notification and other provisions of the SEC and NYSE rules. In addition, Piper Jaffray is subject to certain notification requirements related to withdrawals of excess net capital.
Note 3 Guarantees
          The Parent Company has guaranteed certain obligations and activities of Piper Jaffray Ltd. related to lease obligations, underwriting activities and custody and clearance arrangements with counterparties. In addition, the Parent Company has guaranteed the performance of certain of its subsidiaries derivatives activities.

Exhibit Index

Exhibit		Method of
Number	Description	Filing
2.1	Separation and Distribution Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	(1)

2.2	Asset Purchase Agreement dated April 10, 2006, among Piper Jaffray Companies, Piper Jaffray & Co. and UBS Financial Services Inc. #	(2)

3.1	Amended and Restated Certificate of Incorporation.	(1)

3.2	Amended and Restated Bylaws.	(1)

4.1	Form of Specimen Certificate for Piper Jaffray Companies Common Stock.	(3)

4.2	Rights Agreement, dated as of December 31, 2003, between Piper Jaffray Companies and Mellon Investor Services LLC, as Rights Agent. #	(1)

10.1	Employee Benefits Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	(1)

10.2	Tax Sharing Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	(1)

10.3	Insurance Matters Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	(1)

10.4	Sublease Agreement, dated as of September 18, 2003, between U.S. Bancorp and U.S. Bancorp Piper Jaffray Inc.	(4)

10.5	Form of Cash Award Agreement.*	(1)

10.6	U.S. Bancorp Piper Jaffray Inc. Second Century 2000 Deferred Compensation Plan.*	(1)

10.7	U.S. Bancorp Piper Jaffray Inc. Second Century Growth Deferred Compensation Plan (As Amended and Restated Effective September 30, 1998).*	(1)

10.8	Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.*	(5)

10.9	Form of Stock Option Agreement for Employee Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.*	Filed herewith

10.10	Form of Restricted Stock Agreement for Employee Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.*	Filed herewith

10.11	Form of Stock Option Agreement for Non-Employee Director Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.*	(6)

10.12	Piper Jaffray Companies Deferred Compensation Plan for Non-Employee Directors.*	(7)

10.13	Summary of Non-Employee Director Compensation Program.*	Filed herewith

10.14	Summary of Annual Incentive Program for Certain Executive Officers.*	(8)

10.15	Summary of Addison L. Piper Compensation Arrangement*	Filed herewith

10.16	Form of Notice Period Agreement.*	Filed herewith

13.1	Selected Portions of the 2006 Annual Report to Shareholders.	Filed herewith

Exhibit		Method of
Number	Description	Filing
21.1	Subsidiaries of Piper Jaffray Companies.	Filed herewith

23.1	Consent of Ernst & Young LLP.	Filed herewith

24.1	Power of Attorney.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice Chairman and Chief Financial Officer.	Filed herewith

32.1	Section 1350 Certifications.	Filed herewith

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

#	The Company hereby agrees to furnish supplementally to the Commission upon request any omitted exhibit or schedule.

(3)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year end December 31, 2003, filed with the Commission on March 8, 2004, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2006, filed with the Commission on May 5, 2006.

(3)	Filed as an exhibit to the Company’s Form 10, filed with the Commission on June 25, 2003, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Amendment No. 2 to Form 10, filed with the Commission on October 23, 2003, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2006, filed with the Commission on August 4, 2006.

(6)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, filed with the Commission on August 4, 2004.

(7)	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on December 15, 2004.

(8)	Incorporated herein by reference to Item 1.01 of the Company’s Form 8-K, filed with the Commission on February 23, 2007.