Form 10-Q
period 2007-03-31
PIPER JAFFRAY COMPANIES
filed 2007-05-04
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of April 27, 2007, the registrant had 18,880,350 shares of Common Stock outstanding.

Piper Jaffray Companies
Index to Quarterly Report on Form 10-Q

Piper Jaffray Companies
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2007	2006
(Amounts in thousands, except share data)	(Unaudited)
Assets

Cash and cash equivalents	$49,884	$39,903
Cash and cash equivalents segregated for regulatory purposes	35,000	25,000
Receivables:
Customers	41,889	51,441
Brokers, dealers and clearing organizations	104,645	312,874
Deposits with clearing organizations	33,530	30,223
Securities purchased under agreements to resell	183,215	139,927

Trading securities owned	690,737	776,684
Trading securities owned and pledged as collateral	301,837	89,842

Total trading securities owned	992,574	866,526

Fixed assets (net of accumulated depreciation and amortization of $50,622 and $48,603, respectively)	26,183	25,289
Goodwill	231,567	231,567
Intangible assets (net of accumulated amortization of $3,733 and $3,333, respectively)	1,067	1,467
Other receivables	35,112	39,347
Other assets	87,596	88,283

Total assets	$1,822,262	$1,851,847

Liabilities and Shareholders’ Equity

Payables:
Customers	$56,990	$83,899
Checks and drafts	8,319	13,828
Brokers, dealers and clearing organizations	43,322	210,955
Securities sold under agreements to repurchase	310,222	91,293
Trading securities sold, but not yet purchased	274,002	217,584
Accrued compensation	64,431	164,346
Other liabilities and accrued expenses	134,310	145,503

Total liabilities	891,596	927,408

Shareholders’ equity:
Common stock, $0.01 par value;
Shares authorized: 100,000,000 at March 31, 2007 and December 31, 2006;
Shares issued: 19,487,319 at March 31, 2007 and December 31, 2006;
Shares outstanding: 17,057,801 at March 31, 2007 and 16,984,474 at December 31, 2006	195	195
Additional paid-in capital	717,075	723,928
Retained earnings	339,102	325,684
Less common stock held in treasury, at cost: 2,429,518 shares at March 31, 2007 and 2,502,845 at December 31, 2006	(126,060)	(126,026)
Other comprehensive income	354	658

Total shareholders’ equity	930,666	924,439

Total liabilities and shareholders’ equity	$1,822,262	$1,851,847

See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2007	2006
Revenues:

Investment banking	$83,733	$70,481
Institutional brokerage	41,928	44,661
Interest	17,410	14,685
Other income	581	13,285

Total revenues	143,652	143,112

Interest expense	6,702	8,153

Net revenues	136,950	134,959

Non-interest expenses:

Compensation and benefits	80,116	72,924
Occupancy and equipment	7,722	8,109
Communications	6,259	5,383
Floor brokerage and clearance	3,515	2,675
Marketing and business development	5,681	5,179
Outside services	7,317	6,292
Cash award program	356	1,275
Other operating expenses	3,400	4,437

Total non-interest expenses	114,366	106,274

Income from continuing operations before income tax expense	22,584	28,685

Income tax expense	7,862	9,979

Net income from continuing operations	14,722	18,706

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	(1,304)	5,151

Net income	$13,418	$23,857

Earnings per basic common share
Income from continuing operations	$0.86	$1.01
Income/(loss) from discontinued operations	(0.08)	0.28

Earnings per basic common share	$0.79	$1.29

Earnings per diluted common share
Income from continuing operations	$0.82	$0.98
Income/(loss) from discontinued operations	(0.07)	0.27

Earnings per diluted common share	$0.74	$1.25

Weighted average number of common shares outstanding
Basic	17,071	18,462
Diluted	18,018	19,146
See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands)	2007	2006
Operating Activities:

Net income	$13,418	$23,857
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,158	4,741
Deferred income taxes	8,061	2,705
Gain on disposal of fixed assets	(34)	—
Stock-based compensation	5,477	6,530
Amortization of intangible assets	400	400
Decrease (increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	(10,000)	—
Receivables:
Customers	9,712	5,139
Brokers, dealers and clearing organizations	208,103	85,357
Deposits with clearing organizations	(3,307)	9,546
Securities purchased under agreements to resell	(43,288)	(45,483)
Net trading securities owned	(69,590)	(61,546)
Other receivables	3,957	(11,052)
Other assets	(12,890)	(16,791)
Increase (decrease) in operating liabilities:
Payables:
Customers	(26,792)	(1,462)
Checks and drafts	(5,509)	(5,390)
Brokers, dealers and clearing organizations	(174,980)	(9,271)
Securities sold under agreements to repurchase	6,844	943
Accrued compensation	(106,369)	(66,365)
Other liabilities and accrued expenses	(5,437)	8,308
Assets held for sale	—	45,086
Liabilities held for sale	—	(58,182)

Net cash used in operating activities	(200,066)	(82,930)

Investing Activities:

Purchases of fixed assets, net	(3,165)	(4,912)

Net cash used in investing activities	(3,165)	(4,912)

Financing Activities:

Increase (decrease) in securities loaned	7,410	(6,059)
Increase (decrease) in securities sold under agreements to repurchase	212,085	(27,316)
Increase in short-term bank financing	—	102,000
Repurchase of common stock	(10,000)	—
Excess tax benefits from stock-based compensation	1,911	—
Proceeds from stock option transactions	2,062	—

Net cash provided by financing activities	213,468	68,625

Currency adjustment:
Effect of exchange rate changes on cash	(256)	175

Net increase (decrease) in cash and cash equivalents	9,981	(19,042)

Cash and cash equivalents at beginning of period	39,903	60,869

Cash and cash equivalents at end of period	$49,884	$41,827

Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$6,226	$10,511
Income taxes	$1,336	$2,329

Noncash financing activities -
Issuance of common stock for retirement plan obligations:
8,619 shares and 190,966 shares for the three months ended March 31, 2007 and 2006, respectively	$598	$9,013
See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)
Note 1 Background
     Piper Jaffray Companies is the parent company of Piper Jaffray & Co. (“Piper Jaffray”), a securities broker dealer and investment banking firm; Piper Jaffray Ltd., a firm providing securities brokerage and investment banking services in Europe headquartered in London, England; Piper Jaffray Financial Products Inc., an entity that facilitates customer derivative transactions; Piper Jaffray Financial Products II Inc., an entity dealing primarily in variable rate municipal products; and other immaterial subsidiaries. Piper Jaffray Companies and its subsidiaries (collectively, the “Company”) operate as one reporting segment providing investment banking services and institutional sales, trading and research services. As discussed more fully in Note 4, the Company completed the sale of its Private Client Services branch network and certain related assets to UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), on August 11, 2006, thereby exiting the Private Client Services (“PCS”) business.
Basis of Presentation
     The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. All material intercompany balances have been eliminated. Certain financial information for prior periods has been reclassified to conform to the current period presentation.
     The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and reflect all adjustments that in the opinion of management are normal and recurring and that are necessary for a fair statement of the results for the interim periods presented. In accordance with these rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. The consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
Note 2 Summary of Significant Accounting Policies
     Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for a full description of the Company’s significant accounting policies.
Note 3 Recent Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments,” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,”(“SFAS 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). The provisions of SFAS 155 provide a fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation. SFAS 155 also provides clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS 133. The standard also clarifies that concentration of credit risk in the form of subordination is not an embedded derivative. Lastly, the new standard amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 was effective for the Company for all financial instruments acquired or issued beginning January 1, 2007. The adoption of SFAS 155 did not have a material effect on the consolidated financial statements of the Company.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step process to recognize and measure a tax position taken or expected to be taken in a tax return. The first step is recognition, whereby a determination is made whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is to measure a tax position that meets the recognition threshold to determine the amount of benefit to recognize. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the consolidated financial statements of the Company.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements, but its application may, for some entities, change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on the Company’s consolidated results of operations and financial condition.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently allowed to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted provided that the entity also early adopts all of the requirements of SFAS 157. The Company is currently evaluating the impact of SFAS 159 on the Company’s consolidated results of operations and financial condition.
Note 4 Discontinued Operations
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
     In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the results of PCS operations have been classified as discontinued operations for all periods presented. The Company recorded a loss from discontinued operations, net of tax, of $1.3 million for the three months ended March 31, 2007 related to additional litigation-related expenses, occupancy restructuring costs and costs related to decommissioning a PCS-oriented back office system. The Company expects to incur additional discontinued operations costs in 2007 as the Company converts from a PCS-oriented back office system to a capital markets back office system. In addition, the Company may incur discontinued operations expense or income related to changes in litigation reserve estimates for retained PCS litigation matters and for changes in estimates to occupancy and severance restructuring charges.
     In connection with the sale of the Company’s PCS branch network, the Company initiated a plan in 2006 to significantly restructure the Company’s support infrastructure. All restructuring costs related to the sale of the PCS branch network are included within discontinued operations in accordance with SFAS 144. See Note 12 for additional information regarding the Company’s restructuring activities.
Note 5 Derivatives
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
     The Company uses interest rate swaps, interest rate locks, and forward contracts to facilitate customer transactions and as a means to manage risk in certain inventory positions. The Company also enters into interest rate swap agreements to manage interest rate exposure associated with holding residual interest securities from its tender option bond program. As of March 31, 2007 and December 31, 2006, the Company was counterparty to notional/contract amounts of $6.3 billion and $5.8 billion, respectively, of derivative instruments.

     The market or fair values related to derivative contract transactions are reported in trading securities owned and trading securities sold, but not yet purchased on the consolidated statements of financial condition. The Company does not utilize “hedge accounting” as described within SFAS No. 133. Derivatives are reported on a net-by-counterparty basis when a legal right of offset exists under a legally enforceable master netting agreement in accordance with FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.”
     Fair values for derivative contracts represent amounts estimated to be received from or paid to a counterparty in settlement of these instruments. These derivatives are valued using quoted market prices when available or pricing models based on the net present value of estimated future cash flows. The valuation models used require inputs including contractual terms, market prices, yield curves, credit curves and measures of volatility. The net fair value of derivative contracts was approximately $19.8 million and $19.7 million as of March 31, 2007 and December 31, 2006, respectively.
Note 6 Securitizations
     In connection with its tender option bond program, the Company securitizes highly rated municipal bonds. At March 31, 2007 and December 31, 2006, the Company had $277.7 million and $279.2 million, respectively, par value of municipal bonds in securitization. Each municipal bond is sold into a separate trust that is funded by the sale of variable rate certificates to institutional customers seeking variable rate tax-free investment products. These variable rate certificates reprice weekly. Securitization transactions meeting certain SFAS 140 criteria are treated as sales, with the resulting gain included in other income on the consolidated statements of operations. If a securitization does not meet the sale-of-asset requirements of SFAS 140, the transaction is recorded as a borrowing. The Company retains a residual interest in each structure and accounts for the residual interest as a trading security, which is recorded at fair value on the consolidated statements of financial condition. The fair value of retained interests was $8.7 million and $8.1 million at March 31, 2007 and December 31, 2006, respectively, with a weighted average life of 8.2 years and 8.4 years, respectively. The fair value of retained interests is estimated based on the present value of future cash flows using management’s best estimates of the key assumptions — expected yield, credit losses of 0 percent and a 12 percent discount rate. At March 31, 2007, the sensitivity of the current fair value of retained interests to immediate 10 percent and 20 percent adverse changes in the key economic assumptions was not material. The Company receives a fee to remarket the variable rate certificates derived from the securitizations.
     Certain cash flow activity for the municipal bond securitizations described above includes:

	Three Months Ended:
	March 31,
(Amounts in thousands)	2007	2006
Proceeds from new securitizations	$—	$7,578
Remarketing fees received	37	38
Cash flows received on retained interests	2,083	2,527
     Three securitization transactions were designed such that they did not meet the asset sale requirements of SFAS 140, and as a result the Company has consolidated these trusts. As a result, the Company recorded an asset for the underlying bonds of $49.7 million and $51.2 million as of March 31, 2007 and December 31, 2006 respectively, in trading securities owned and a liability for the certificates sold by the trust for $48.6 million and $50.1 million as of March 31, 2007 and December 31, 2006 respectively, in other liabilities and accrued expenses on the consolidated statements of financial condition.
     The Company enters into interest rate swap agreements to manage interest rate exposure associated with holding residual interest securities from its securitizations, which have been recorded at fair value and resulted in a liability of approximately $6.5 million and $5.7 million at March 31, 2007 and December 31, 2006 respectively.
     The Company has contracted with a major third-party financial institution to act as the liquidity provider for the Company’s tender option bond securitized trusts. The Company has agreed to reimburse this party for any losses associated with providing liquidity to the trusts. The maximum exposure to loss at March 31, 2007 was $250.2 million, representing the outstanding amount of all trust certificates at those dates. This exposure to loss is mitigated by the underlying bonds in the trusts, which are either AAA or AA rated. These bonds had a market value of approximately $262.0 million at March 31, 2007. The Company believes the likelihood it will be required to fund the reimbursement agreement obligation under any provision of the arrangement is remote, and accordingly, no liability for such guarantee has been recorded in the accompanying consolidated financial statements.

Note 7 Receivables from and Payables to Brokers, Dealers and Clearing Organizations
     Amounts receivable from brokers, dealers and clearing organizations at March 31, 2007 and December 31, 2006 included:

	March 31,	December 31,
(Amounts in thousands)	2007	2006
Receivable arising from unsettled securities transactions, net	$—	$18,233
Deposits paid for securities borrowed	59,852	271,028
Receivable from clearing organizations	26,431	6,811
Securities failed to deliver	8,464	1,674
Other	9,898	15,128

	$104,645	$312,874

     Amounts payable to brokers, dealers and clearing organizations at March 31, 2007 and December 31, 2006 included:

	March 31,	December 31,
(Amounts in thousands)	2007	2006
Payable arising from unsettled securities transactions, net	$16,336	$—
Deposits received for securities loaned	7,410	189,214
Payable to clearing organizations	12,404	17,140
Securities failed to receive	7,149	4,531
Other	23	70

	$43,322	$210,955

     Deposits paid for securities borrowed and deposits received for securities loaned declined significantly from December 31, 2006 as the Company discontinued its stock loan conduit business in the first quarter of 2007.
     Deposits paid for securities borrowed and deposits received for securities loaned approximate the market value of the securities. Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received by the Company on settlement date.

Note 8 Trading Securities Owned and Trading Securities Sold, but Not Yet Purchased
     Trading securities owned and trading securities sold, but not yet purchased were as follows:

	March 31,	December 31,
(Amounts in thousands)	2007	2006
Owned:
Corporate securities:
Equity securities	$12,842	$14,163
Convertible securities	75,248	59,118
Fixed income securities	219,624	235,120
Asset-backed securities	199,941	158,108
U.S. government securities	17,240	10,715
Municipal securities	441,498	364,160
Other	26,181	25,142

	$992,574	$866,526

Sold, but not yet purchased:
Corporate securities:
Equity securities	$40,998	$31,452
Convertible securities	1,583	2,543
Fixed income securities	13,729	16,378
Asset-backed securities	129,187	51,001
U.S. government securities	80,935	109,719
Municipal securities	—	5
Other	7,570	6,486

	$274,002	$217,584

     At March 31, 2007 and December 31, 2006, trading securities owned in the amount of $301.8 million and $89.8 million, respectively, had been pledged as collateral for the Company’s secured borrowings, repurchase agreements and securities loaned activities.
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

Note 9 Goodwill and Intangible Assets
     The following table presents the changes in the carrying value of goodwill and intangible assets for the three months ended March 31, 2007:

(Amounts in thousands)
Goodwill
Balance at December 31, 2006	$231,567
Goodwill acquired	—
Impairment losses	—

Balance at March 31, 2007	$231,567

(Amounts in thousands)
Intangible assets
Balance at December 31, 2006	$1,467
Intangible assets acquired	—
Amortization of intangible assets	(400)
Impairment losses	—

Balance at March 31, 2007	$1,067

Note 10 Financing
     The Company had uncommitted credit agreements with banks totaling $675 million at March 31, 2007, comprised of $555 million in discretionary secured lines under which no amount was outstanding at March 31, 2007 and December 31, 2006, and $120 million in discretionary unsecured lines under which no amount was outstanding at March 31, 2007 and December 31, 2006. In addition, the Company has established arrangements to obtain financing using as collateral the Company’s securities held by its clearing bank and by another broker dealer at the end of each business day. Repurchase agreements and securities loaned to other broker dealers are also used as sources of funding.
     The Company’s short-term financing bears interest at rates based on the federal funds rate. At March 31, 2007 and December 31, 2006, the weighted average interest rate on borrowings was 5.68 percent and 5.72 percent, respectively. At March 31, 2007 and December 31, 2006, no formal compensating balance agreements existed, and the Company was in compliance with all debt covenants related to these facilities.
Note 11 Legal Contingencies
     The Company has been named as a defendant in various legal proceedings arising primarily from securities brokerage and investment banking activities, including certain class actions that primarily allege violations of securities laws and seek unspecified damages, which could be substantial. Also, the Company is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations.
     The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential complaints, legal actions, investigations and proceedings. In addition to the Company’s established reserves, U.S. Bancorp, from whom the Company spun-off from on December 31, 2003, has agreed to indemnify the Company in an amount up to $17.5 million for certain legal and regulatory matters. Approximately $13.2 million of this amount remained available as of March 31, 2007.
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

     Given uncertainties regarding the timing, scope, volume and outcome of pending and potential litigation, arbitration and regulatory proceedings and other factors, the amounts of reserves are difficult to determine and of necessity subject to future revision. Subject to the foregoing, management of the Company believes, based on its current knowledge, after consultation with outside legal counsel and after taking into account its established reserves, the U.S. Bancorp indemnity agreement and the assumption by UBS of certain liabilities of the PCS business, that pending legal actions, investigations and proceedings will be resolved with no material adverse effect on the consolidated financial condition of the Company. However, if during any period a potential adverse contingency should become probable or resolved for an amount in excess of the established reserves, U.S. Bancorp indemnification and/or the assumption obligation of UBS, the results of operations in that period could be materially adversely affected.
Note 12 Restructuring
     The Company implemented a specific restructuring plan in 2006 to reorganize the Company’s support infrastructure as a result of the PCS branch network sale to UBS.
     The restructuring charges included the cost of severance, benefits, outplacement costs and equity award accelerated vesting costs associated with the termination of employees. The severance amounts were determined based on a one-time severance benefit enhancement to the Company’s existing severance pay program in place at the time of termination notification and will be paid out over a benefit period of up to one year from the time of termination. Approximately 295 employees have received a severance package. In addition, the Company has incurred restructuring charges for contract termination costs related to the reduction of office space and the modification of technology contracts. Contract termination fees are determined based on the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which among other things requires the recognition of a liability for contract termination under a cease-use date concept. The Company also incurred restructuring charges for the impairment or disposal of long-lived assets determined in accordance with SFAS 144. All restructuring costs related to the sale of the PCS branch network are included within discontinued operations in accordance with SFAS 144.
     For the three months ended March 31, 2007 the Company incurred $0.4 million of expense to revise occupancy restructuring estimates.
     The following table presents a summary of activity with respect to the restructuring-related liabilities included in other liabilities and accrued expense on the statements of financial condition.

PCS
(Amounts in thousands)	Restructuring
Balance at December 31, 2006	$28,583
Provision charged to discontinued operations	375
Cash outlays	(6,238)
Noncash write-downs	(291)

Balance at March 31, 2007	$22,429

Note 13 Shareholders’ Equity
Share Repurchase Program
     In the third quarter of 2006, the Company’s board of directors authorized the repurchase of up to $180.0 million in common shares through December 31, 2007. The Company executed an accelerated stock repurchase under this authorization in the amount of $100 million during 2006. During the three months ended March 31, 2007, the Company repurchased 158,687 shares of the Company’s common stock at an average price of $63.02 per share for an aggregate purchase price of $10 million. The Company has $70.0 million remaining under this authorization.
Issuance of Shares
     During the three months ended March 31, 2007, the Company reissued 8,619 common shares out of treasury in fulfillment of $0.6 million in obligations under the Piper Jaffray Companies Retirement Plan and reissued 223,395 common shares out of treasury as a result of vesting and exercise transactions under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (the “Long-Term Incentive Plan”).

Note 14 Earnings Per Share
     Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive restricted stock and stock options. The computation of earnings per share is as follows:

	Three Months Ended:
	March 31,
(Amounts in thousands, except per share data)	2007	2006
Net income	$13,418	$23,857
Shares for basic and diluted calculations:
Average shares used in basic computation	17,071	18,462
Stock options	131	14
Restricted stock	816	670

Average shares used in diluted computation	18,018	19,146

Earnings per share:
Basic	$0.79	$1.29
Diluted	$0.74	$1.25
Note 15 Stock-Based Compensation and Cash Award Program
     The Company maintains one stock-based compensation plan, the Long-Term Incentive Plan. The plan permits the grant of equity awards, including non-qualified stock options and restricted stock, to the Company’s employees and directors for up to 4.5 million shares of common stock. The Company periodically grants shares of restricted stock and options to purchase Piper Jaffray Companies common stock to employees and grants options to purchase Piper Jaffray Companies common stock or shares of Piper Jaffray Companies common stock to its non-employee directors. The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The awards granted to employees have three-year cliff vesting periods. The director awards are fully vested upon grant. The maximum term of the stock options granted to employees and directors is ten years. The plan provides for accelerated vesting of option and restricted stock awards if there is a change in control of the Company (as defined in the plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.
     Prior to January 1, 2006, the Company accounted for stock-based compensation under the fair value method of accounting as prescribed by SFAS 123, as amended by SFAS 148. As such, the Company recorded stock-based compensation expense in the consolidated statements of operations at fair value, net of estimated forfeitures.
     Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective transition method. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on fair value, net of estimated forfeitures. Because the Company historically expensed all equity awards based on the fair value method, net of estimated forfeitures, SFAS 123(R) did not have a material effect on the Company’s measurement or recognition methods for stock-based compensation.
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

     Employee restricted stock grants prior to January 1, 2006, are amortized on a straight-line basis over the vesting period based on the market price of Piper Jaffray Companies common stock on the date of grant. Restricted stock grants after January 1, 2006, are valued at the market price of the Company’s common stock on the date of grant and amortized on a straight-line basis over the required service period. The majority of the Company’s restricted stock grants provide for continued vesting after termination, so long as the employee does not violate certain post-termination restrictions, as set forth in the award agreements or any agreements entered into upon termination. The Company considers the required service period to be the greater of the vesting period or the post-termination restricted period. The Company believes that the post-termination restrictions meet the SFAS 123(R) definition of a substantive service requirement.
     The Company recorded compensation expense, net of estimated forfeitures, within continuing operations of $5.4 million and $4.7 million for the three months ended March 31, 2007 and 2006, respectively, related to employee stock option and restricted stock grants. The tax benefit related to the total compensation cost for stock-based compensation arrangements totaled $2.1 million and $1.8 million for the three months ended March 31, 2007 and 2006, respectively.
     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model using assumptions such as the risk-free interest rate, the dividend yield, the expected volatility and the expected life of the option. The risk-free interest rate assumption is based on the U.S. treasury bill rate with a maturity equal to the expected life of the option. The dividend yield assumption is based on the assumed dividend payout over the expected life of the option. The expected volatility assumption for 2007 grants is based on a combination of Company historical data and industry comparisons. The Company has only been a publicly traded company for approximately 39 months; therefore, it does not have sufficient historical data to determine an appropriate expected volatility solely from the Company’s own historical data. The expected life assumption is based on an average of the following two factors: 1) industry comparisons; and 2) the guidance provided by the SEC in Staff Accounting Bulletin No. 107, (“SAB 107”). SAB 107 allows the use of an “acceptable” methodology under which the Company can take the midpoint of the vesting date and the full contractual term. The following table provides a summary of the valuation assumptions used by the Company to determine the estimated value of stock option grants in Piper Jaffray Companies common stock for the three months ended March 31:

	2007	2006
Weighted average assumptions in option valuation:
Risk-free interest rates	4.68%	4.55%
Dividend yield	0.00%	0.00%
Stock volatility factor	32.20%	40.08%
Expected life of options (in years)	6.00	6.00
Weighted average fair value of options granted	$28.57	$22.14
     The following table summarizes the Company’s stock options outstanding for the three months ended March 31, 2007:

			Weighted Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term (Years)	Value
December 31, 2006	510,181	$43.25	7.8	$11,172,964

Granted	35,641	70.13
Exercised	(44,106)	46.86
Canceled	(2,327)	39.62

March 31, 2007	499,389	$44.86	7.8	$8,529,564

Options exercisable at March 31, 2007	191,936	$46.37	7.2	$2,988,444
     As of March 31, 2007, there was $2.5 million of total unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 1.82 years.
     Cash received from option exercises for the three months ended March 31, 2007 was $2.1 million. The tax benefit realized for the tax deduction from option exercises totaled $0.8 million for the three months ended March 31, 2007. There were no option exercises for the three months ended March 31, 2006.

     The following table summarizes the Company’s nonvested restricted stock for the three months ended March 31, 2007:

		Weighted
	Nonvested	Average
	Restricted	Grant Date
	Stock	Fair Value
December 31, 2006	1,556,801	$43.81

Granted	604,958	70.13
Vested	(285,220)	48.67
Canceled	(56,156)	43.89

March 31, 2007	1,820,383	$51.79
     As of March 31, 2007, there was $64.9 million of total unrecognized compensation cost related to restricted stock expected to be recognized over a weighted average period of 2.41 years.
     In connection with the Company’s spin-off from U.S. Bancorp on December 31, 2003, the Company established a cash award program pursuant to which it granted cash awards to a broad-based group of employees to aid in retention of employees and to compensate employees for the value of U.S. Bancorp stock options and restricted stock lost by employees. The cash awards are being expensed over a four-year period ending December 31, 2007. Participants must be employed on the date of payment to receive payment under the award. Expense related to the cash award program is included as a separate line item on the Company’s consolidated statements of operations.
Note 16 Net Capital Requirements and Other Regulatory Matters
     As a registered broker dealer and member firm of the New York Stock Exchange (“NYSE”), Piper Jaffray is subject to the uniform net capital rule of the SEC and the net capital rule of the NYSE. Piper Jaffray has elected to use the alternative method permitted by the SEC rule, which requires that it maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as such term is defined in the SEC rule. Under the NYSE rule, the NYSE may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated debt, dividend payments and other equity withdrawals by Piper Jaffray are subject to certain notification and other provisions of the SEC and NYSE rules. In addition, Piper Jaffray is subject to certain notification requirements related to withdrawals of excess net capital.
     At March 31, 2007, net capital calculated under the SEC rule was $347.7 million, or 615.2 percent of aggregate debit balances; this amount exceeded the minimum net capital required under the SEC rule by $346.6 million.
     Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the Financial Services Authority (“FSA”). As of March 31, 2007, Piper Jaffray Ltd. was in compliance with the capital requirements of the FSA.
Note 17 Income Taxes
     The Company adopted the provisions of FIN 48 on January 1, 2007. Implementation of FIN 48 resulted in no adjustment to the Company’s liability for unrecognized tax benefits. As of the date of adoption the total amount of unrecognized tax benefits was $1.1 million, all of which relates to tax benefits that if recognized, would impact the annual effective tax rate. Included in the total liability for unrecognized tax benefits is $0.2 million of interest and penalties, both of which the Company recognizes as a component of income tax expense. The Company or one of its subsidiaries file income tax returns in the U.S. federal jurisdiction, all states, and various foreign jurisdictions. The Company is not subject to U.S. federal, state and local or non-U.S. income tax examination by tax authorities for taxable years before 2004.
     There was no change in the unrecognized tax benefit during the three month period ended March 31, 2007.

Note 18 Definitive Agreement to Acquire Fiduciary Asset Management LLC
     On April 13, 2007, the Company announced a definitive agreement to acquire Fiduciary Asset Management LLC (“FAMCO”), a St. Louis-based investment management firm, for approximately $66.0 million in cash upon closing and future cash consideration based on financial performance. The Company currently expects the transaction to close in the third quarter of 2007, subject to certain regulatory approvals and customary closing conditions, including the receipt of third-party consents. The allocation of the purchase price and determination of intangible assets and goodwill will be made once the transaction closes. For more information regarding the Company’s acquisition of FAMCO, please refer to the Company’s Form 8-K, filed with the SEC on April 13, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following information should be read in conjunction with the accompanying consolidated financial statements and related notes and exhibits included elsewhere in this report. Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward looking statements include, among other things, statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under “Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2006, as updated in our subsequent reports filed with the SEC. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under “External Factors Impacting Our Business” as well as the factors identified under “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, as updated in our subsequent reports filed with the SEC. These reports are available at our Web site at www.piperjaffray.com and at the SEC Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.
Executive Overview
     Our continuing operations are principally engaged in providing investment banking, institutional brokerage and related financial services to middle-market companies, private equity groups, public entities, non-profit entities and institutional investors in the United States, Europe and Asia. Our revenues are generated primarily through the receipt of advisory and financing fees earned on investment banking activities, commissions and sales credits earned on equity and fixed income institutional sales and trading activities, net interest earned on securities inventories and profits and losses from trading activities related to these securities inventories.
     The securities business is a human capital business; accordingly, compensation and benefits comprise the largest component of our expenses, and our performance is dependent upon our ability to attract, develop and retain highly skilled employees who are motivated and committed to providing the highest quality of service and guidance to our clients.
     Discontinued operations include the operating results of our Private Client Services (“PCS”) retail brokerage business and related restructuring costs. We closed on the sale of our PCS branch network and certain related assets to UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), on August 11, 2006. Our PCS retail brokerage business provided financial advice and a wide range of financial products and services to individual investors through a network of approximately 90 branch offices. In the first quarter of 2007, discontinued operations recorded a loss of $1.3 million, which included costs for PCS litigation-related expenses, restructuring charges that were higher than originally estimated and costs related to decommissioning a PCS-oriented back office system. We expect to incur additional costs in the second and third quarters of 2007 related to decommissioning the PCS-oriented back office system. Costs associated with implementing a new back office system to support our capital markets business will be recorded in continuing operations. See Notes 4 and 12 to our unaudited consolidated financial statements for a further discussion of our discontinued operations and restructuring.
     As part of our growth strategy and our efforts to diversify our revenues following the sale of our PCS branch network, we announced on April 13, 2007 the signing of a definitive agreement to acquire Fiduciary Asset Management, LLC (“FAMCO”) a St. Louis-based investment management firm. This acquisition will allow us to enter the investment management business and redeploy capital from the sale of the PCS business. We currently expect the transaction to close in the third quarter of 2007, subject to certain regulatory approvals and customary closing conditions, including the receipt of third-party consents.
     We plan to continue our focus on the growth of our existing capital markets businesses through expansion of our sector expertise, product depth and geographic reach. In addition, as opportunities arise we intend to use our capital to a greater extent to facilitate customer activity and engage in principal activities that leverage our expertise. Our principal activities will result in greater commitments of capital on our own behalf, and may include, among other things, proprietary positions in equity or debt securities of public and private companies. Our growth initiatives will require investments in personnel and other expenses, which may have a short-term negative impact on our profitability as it may take time to develop meaningful revenues from the growth initiatives.

RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2007
     Net revenues from continuing operations for the three months ended March 31, 2007 were $137.0 million. For the three months ended March 31, 2007, our net income, including continuing and discontinued operations, was $13.4 million, or $0.74 per diluted share, down from net income of $23.9 million, or $1.25 per diluted share, for the prior-year period. For the three months ended March 31, 2007, net income from continuing operations totaled $14.7 million, or $0.82 per diluted share, down from $18.7 million, or $0.98 per diluted share, for the corresponding period in 2006. Net income from continuing operations in the first quarter of 2006 included a gain of $6.6 million after tax, or $0.35 per diluted share, related to our ownership of two seats on the New York Stock Exchange (“NYSE”).
EXTERNAL FACTORS IMPACTING OUR BUSINESS
     Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Overall market conditions are a product of many factors, which are beyond our control and mostly unpredictable. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the volume and value of trading in securities, the volatility of the equity and fixed income markets, the level and shape of various yield curves, and the demand for investment banking services as reflected by the number and size of equity and debt financings and merger and acquisition transactions.
     Factors that differentiate our business within the financial services industry also may affect our financial results. For example, our business focuses on specific industry sectors. These sectors may experience growth or downturns independently of general economic and market conditions, or may face market conditions that are disproportionately better or worse than those impacting the economy and markets generally. In either case, our business could be affected differently than overall market trends. Given the variability of the capital markets and securities businesses, our earnings may fluctuate significantly from period to period, and results of any individual period should not be considered indicative of future results.

Results of Operations
FINANCIAL SUMMARY
     The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				Results of Operations
	Results of Operations			as a Percentage of Net
	For the Three Months Ended			Revenues
	March 31,			For the Three Months Ended
			2007	March 31,
(Amounts in thousands)	2007	2006	v2006	2007	2006
Revenues:
Investment banking	$83,733	$70,481	18.8%	61.1%	52.2%
Institutional brokerage	41,928	44,661	(6.1)	30.6	33.1
Interest	17,410	14,685	18.6	12.7	10.9
Other income	581	13,285	(95.6)	0.5	9.8

Total revenues	143,652	143,112	0.4	104.9	106.0

Interest expense	6,702	8,153	(17.8)	4.9	6.0

Net revenues	136,950	134,959	1.5	100.0	100.0

Non-interest expenses:
Compensation and benefits	80,116	72,924	9.9	58.5	54.0
Occupancy and equipment	7,722	8,109	(4.8)	5.6	6.0
Communications	6,259	5,383	16.3	4.6	4.0
Floor brokerage and clearance	3,515	2,675	31.4	2.6	2.0
Marketing and business development	5,681	5,179	9.7	4.1	3.8
Outside services	7,317	6,292	16.3	5.3	4.7
Cash award program	356	1,275	(72.1)	0.3	0.9
Other operating expenses	3,400	4,437	(23.4)	2.5	3.3

Total non-interest expenses	114,366	106,274	7.6	83.5	78.7

Income from continuing operations before tax expense	22,584	28,685	(21.3)	16.5	21.3

Income tax expense	7,862	9,979	(21.2)	5.8	7.4

Net income from continuing operations	14,722	18,706	(21.3)	10.7	13.9

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	(1,304)	5,151	N/M	N/M	3.8

Net income	$13,418	$23,857	(43.8)%	9.8%	17.7%

N/M — Not Meaningful
     For the three months ended March 31, 2007, net income, including continuing and discontinued operations, totaled $13.4 million. Net revenues from continuing operations increased slightly to $137.0 million for the first quarter of 2007. For the three months ended March 31, 2007, investment banking revenues increased 18.8 percent to $83.7 million, compared with revenues of $70.5 million in the prior-year period. All investment banking businesses contributed to this increase. Institutional brokerage revenues decreased 6.1 percent to $41.9 million, compared with $44.7 million in the corresponding period in the prior year, due to lower equity trading volumes and lower fixed income trading gains. In the first quarter of 2007, net interest income increased to $10.7 million, compared with $6.5 million in the first quarter of 2006. The increase was driven by two primary factors. First, in the third quarter of 2006, we repaid $180 million in subordinated debt, resulting in lower interest expense in the first quarter of 2007. Second, the impact of higher short-term interest rates on net inventories and other net earning assets resulted in higher interest income. In the first quarter of 2007, other income decreased to $0.6 million, compared with $13.3 million in the prior-year period, which included a $10.2 million gain related to our ownership of two seats on the NYSE that were exchanged for cash and restricted shares of common stock of NYSE Group, Inc. Non-interest expenses increased to $114.4 million for the three months ended March 31, 2007, from $106.3 million in the corresponding period in the prior year. This increase was primarily attributable to increased compensation and benefits expenses due to higher investment banking revenues.

CONSOLIDATED NON-INTEREST EXPENSES
     Compensation and Benefits - Compensation and benefits expenses, which are the largest component of our expenses, include salaries, bonuses, commissions, benefits, employment taxes and other employee costs. A substantial portion of compensation expense is comprised of variable incentive arrangements, including discretionary bonuses, the amount of which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits. Other compensation costs, primarily base salaries and benefits, are more fixed in nature. The timing of bonus payments, which generally occur in February, have a greater impact on our cash position and liquidity, than is reflected in our statements of operations.
     For the three months ended March 31, 2007, compensation and benefits expenses increased 9.9 percent to $80.1 million, from $72.9 million in the corresponding period in 2006. This increase was due to higher variable compensation costs resulting from higher investment banking revenues. Compensation and benefits expenses as a percentage of net revenues increased to 58.5 percent for the first quarter of 2007, compared with 54.0 percent for the first quarter of 2006. The compensation and benefits ratio was lower in the year-ago period due to the gain related to our two seats on the NYSE.
     Occupancy and Equipment - In the first quarter of 2007, occupancy and equipment expenses were $7.7 million, compared with $8.1 million for the corresponding period in 2006. In the first quarter of 2006, we wrote-off $0.4 million in fixed assets in connection with the modification of our fixed income trading system.
     Communications - Communication expenses include costs for telecommunication and data communication, primarily consisting of expense for obtaining third-party market data information. For the three months ended March 31, 2007, communication expenses were $6.3 million, an increase of 16.3 percent from the prior-year period. This increase was due to higher market data service expenses from obtaining expanded services and price increases.
     Floor Brokerage and Clearance - For the three months ended March 31, 2007, floor brokerage and clearance expenses were $3.5 million, compared with $2.7 million for the three months ended March 31, 2006. This increase was a result of higher expenses associated with accessing electronic communication networks as we increased after market support of deal-related stocks.
     Marketing and Business Development - Marketing and business development expenses include travel and entertainment and promotional and advertising costs. In the first quarter of 2007, marketing and business development expenses were $5.7 million, compared with $5.2 million in the first quarter of 2006, an increase of 9.7 percent. This increase was driven by higher travel costs.
     Outside Services - Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees and other professional fees. Outside services expenses increased to $7.3 million in the first quarter of 2007, compared with $6.3 million for the prior-year period. This increase was due to higher outside legal fees and increased trading system expense related to volume increases in our European business. We anticipate incurring additional expenses during 2007 associated with implementing a new back-office system to support our capital markets business.
     Cash Award Program - In connection with our spin-off from U.S. Bancorp in 2003, we established a cash award program pursuant to which we granted cash awards to a broad-based group of our employees. The award program was designed to aid in retention of employees and to compensate for the value of U.S. Bancorp stock options and restricted stock lost by our employees as a result of the spin-off. The cash awards are being expensed over a four-year period ending December 31, 2007. For the three months ended March 31, 2007, cash awards expense decreased to $0.4 million, compared with $1.3 million in the prior-year period. The sale of our PCS branch network resulted in the forfeiture and accelerated vesting of approximately half of our cash awards and as a result, our ongoing cash award expense decreased. We anticipate incurring approximately $1.1 million of cash award expense within continuing operations for the remainder of 2007.
     Other Operating Expenses - Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program, amortization of intangible assets and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses decreased 23.4 percent to $3.4 million in the first quarter of 2007, compared with $4.4 million in first quarter of 2006, primarily due to a decline in litigation-related expense.

     Income Taxes - For the three months ended March 31, 2007, our provision for income taxes from continuing operations was $7.9 million, equating to an effective tax rate of 34.8 percent. For the three months ended March 31, 2006, income taxes from continuing operations were $10.0 million, equating to an effective tax rate of 34.8 percent.
NET REVENUES FROM CONTINUING OPERATIONS (DETAIL)

	For the Three Months Ended
	March 31,		2007 vs.
(Dollars in thousands)	2007	2006	2006
Net revenues:
Investment banking
Financing
Equities	$40,710	$32,787	24.2%
Fixed income	20,026	16,453	21.7
Advisory services	24,876	22,591	10.1

Total investment banking	85,612	71,831	19.2

Institutional sales and trading
Equities	31,110	32,161	(3.3)
Fixed income	19,133	20,173	(5.2)

Total institutional sales and trading	50,243	52,334	(4.0)

Other income	1,095	10,794	(89.9)

Total net revenues	$136,950	$134,959	1.5%

     Investment banking revenues comprise all the revenues generated through financing and advisory services activities including derivative activities that relate to fixed income financing. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.
     For the three months ended March 31, 2007, investment banking revenues increased 19.2 percent to $85.6 million, compared with $71.8 million in the corresponding period in the prior year. Equity financing revenues increased 24.2 percent to $40.7 million in the first quarter of 2007, due to an increase in convertible revenues resulting from a higher number of completed transactions and increased revenue per transaction. We completed six convertible financings during the first quarter of 2007, compared with two convertible financings in the prior-year period. Equity financing revenues also increased due to our London office, which completed four equity financings in the first quarter of 2007, compared with one equity financing in the prior-year period. Fixed income financings revenues in the first quarter of 2007 increased 21.7 percent to $20.0 million driven by increased high-yield and structured products revenues. In addition, public finance revenues increased as we underwrote 94 municipal issues with a par value of $1.6 billion during the first three months of 2007, compared with 90 municipal issues with a par value of $1.4 billion in the prior-year period. Advisory services revenues increased 10.1 percent to $24.9 million in the first quarter of 2007, as higher average revenues per transaction more than offset the decline in completed transactions. We completed 8 mergers and acquisitions transactions valued at $2.0 billion during the first quarter of 2007, compared with 14 deals valued at $2.2 billion in the prior-year period.
     Institutional sales and trading revenues comprise all the revenues generated through trading activities, primarily the facilitation of customer trades. To assess the profitability of institutional sales and trading activities, we aggregate institutional brokerage revenues with the net interest income or expense associated with financing, economically hedging and holding long or short inventory positions. Our results in sales and trading vary from quarter to quarter with changes in trading margins, trading gains and losses, net interest spreads, trading volumes and the timing of transactions as a result of market opportunities. Increased price transparency in the fixed income market, pressure from institutional clients in the equity market to reduce commissions and the use of alternative trading systems in the equity market have put pressure on trading margins. We expect this pressure to continue.

     For the three months ended March 31, 2007, institutional sales and trading revenues decreased 4.0 percent to $50.2 million, compared with $52.3 million for the three months ended March 31, 2006. Equity institutional sales and trading revenue decreased 3.3 percent in the first quarter of 2007, to $31.1 million due to lower volumes and pressure by institutional clients to reduce commissions in our traditional equity sales and trading business. Fixed income institutional sales and trading revenues decreased 5.2 percent to $19.1 million in the first three months of 2007 due to lower trading gains and a decline in revenues related to taxable products, offset in part by increased net interest spreads.
     Other income/loss includes gains and losses from investments in private equity and venture capital funds as well as other firm investments and management fees from our private capital business. In the first quarter of 2007, other income totaled $1.1 million, compared with $10.8 million in first three months of 2006. In the first quarter of 2006, we recorded a $10.2 million gain related to our ownership of two seats on the NYSE, which were exchanged for cash and restricted shares of common stock of NYSE Group, Inc.
DISCONTINUED OPERATIONS
     Discontinued operations include the operating results of our PCS business and restructuring costs. The sale of the PCS branch network to UBS closed on August 11, 2006.
     Our PCS retail brokerage business provided financial advice and a wide range of financial products and services to individual investors through a network of approximately 90 branch offices. Revenues were generated primarily through the receipt of commissions earned on equity and fixed income transactions and for distribution of mutual funds and annuities, fees earned on fee-based client accounts and net interest from customers’ margin loan balances.
     In the first quarter of 2007, discontinued operations recorded a loss of $1.3 million, which included costs for additional PCS litigation-related expenses and occupancy charges that were higher than originally estimated. The loss also includes costs related to decommissioning a PCS-oriented back office system. We expect to incur additional costs in the second and third quarters of 2007 related to decommissioning this system. In addition, we may incur discontinued operations expense or income related to changes in litigation reserve estimates for retained PCS litigation matters and for changes in estimates to occupancy and severance restructuring charges. See Note 4 to our unaudited consolidated financial statements for further discussion of our discontinued operations.

Recent Accounting Pronouncements
     Recent accounting pronouncements are set forth in Note 3 to our unaudited consolidated financial statements and are incorporated herein by reference.
Critical Accounting Policies
     Our accounting and reporting policies comply with generally accepted accounting principles (“GAAP”) and conform to practices within the securities industry. The preparation of financial statements in compliance with GAAP and industry practices requires us to make estimates and assumptions that could materially affect amounts reported in our consolidated financial statements. Critical accounting policies are those policies that we believe to be the most important to the portrayal of our financial condition and results of operations and that require us to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by us to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical, including, among others, whether the estimates are significant to the consolidated financial statements taken as a whole, the nature of the estimates, the ability to readily validate the estimates with other information, including third-party or independent sources, the sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be used under GAAP.
     For a full description of our significant accounting policies, see Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2006. We believe that of our significant accounting policies, the following are our critical accounting policies.
VALUATION OF FINANCIAL INSTRUMENTS
     Trading securities owned, trading securities owned and pledged as collateral, and trading securities sold, but not yet purchased, on our consolidated statements of financial condition consist of financial instruments recorded at fair value. Unrealized gains and losses related to these financial instruments are reflected on our consolidated statements of operations.
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
     A substantial percentage of the fair value of our trading securities owned, trading securities owned and pledged as collateral, and trading securities sold, but not yet purchased, are based on observable market prices, observable market parameters, or derived from broker or dealer prices. The availability of observable market prices and pricing parameters can vary from product to product. Where available, observable market prices and pricing or market parameters in a product may be used to derive a price without requiring significant judgment. In certain markets, observable market prices or market parameters are not available for all products, and fair value is determined using techniques appropriate for each particular product. These techniques involve some degree of judgment.
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

		Trading
	Trading	Securities Sold,
March 31, 2007	Securities Owned	But Not Yet
(Dollars in thousands)	or Pledged	Purchased

Fair value of securities excluding derivatives, based on quoted prices and independent sources	$957,227	$266,432
Fair value of securities excluding derivatives, as determined by management	9,166	—
Fair value of derivatives, as determined by management	26,181	7,570

	$992,574	$274,002

     Financial instruments carried at contract amounts that approximate fair value have short-term maturities (one year or less), are repriced frequently or bear market interest rates and, accordingly, are carried at amounts approximating fair value. Financial instruments carried at contract amount on our consolidated statements of financial condition include receivables from and payables to brokers, dealers and clearing organizations, securities purchased under agreements to resell, securities sold under agreements to repurchase, receivables from and payables to customers and short-term financing.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements, but its application may, for some entities, change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 157 on our results of operations and financial condition.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently allowed to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted provided that the entity also early adopts all of the requirements of SFAS 157. We are currently evaluating the impact of SFAS 159 on our results of operations and financial condition.
GOODWILL AND INTANGIBLE ASSETS
     We record all assets and liabilities acquired in purchase acquisitions, including goodwill, at fair value as required by Statement of Financial Accounting Standards No. 141, “Business Combinations.” Determining the fair value of assets and liabilities acquired requires certain management estimates. In conjunction with the sale of our PCS branch network to UBS, we wrote-off $85.6 million of goodwill during the third quarter of 2006. At March 31, 2007, we had goodwill of $231.6 million, principally as a result of the 1998 acquisition of our predecessor, Piper Jaffray Companies Inc., and its subsidiaries by U.S. Bancorp.
     Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we are required to perform impairment tests of our goodwill and intangible assets annually and more frequently in certain circumstances. We have elected to test for goodwill impairment in the fourth quarter of each calendar year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of our operating segment based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value. We completed our last goodwill impairment test as of October 31, 2006, and no impairment was identified.

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
     In assessing the fair value of our operating segment, the volatile nature of the securities markets and our industry requires us to consider the business and market cycle and assess the stage of the cycle in estimating the timing and extent of future cash flows. In addition to estimating the fair value of an operating segment based on discounted cash flows, we consider other information to validate the reasonableness of our valuations, including public market comparables and multiples of recent mergers and acquisitions of similar businesses. Valuation multiples may be based on revenues, price-to-earnings and tangible capital ratios of comparable public companies and business segments. These multiples may be adjusted to consider competitive differences including size, operating leverage and other factors. If during any future period it is determined that an impairment exists, the results of operations in that period could be materially adversely affected.
STOCK-BASED COMPENSATION
     As part of our compensation to employees and directors, we use stock-based compensation, consisting of stock options and restricted stock. Prior to January 1, 2006, we elected to account for stock-based employee compensation on a prospective basis under the fair value method, as prescribed by Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation,” and as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The fair value method required stock based compensation to be expensed in the consolidated statement of operations at their fair value.
     Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”), using the modified prospective transition method. SFAS 123(R) requires all stock-based compensation to be expensed in the consolidated statement of operations at fair value, net of estimated forfeitures. Because we had historically expensed all equity awards based on the fair value method, net of estimated forfeitures, SFAS 123(R) did not have a material effect on our measurement or recognition methods for stock-based compensation.
     Compensation paid to employees in the form of stock options or restricted stock is generally amortized on a straight-line basis over the required service period of the award, which is typically three years, and is included in our results of operations as compensation expense, net of estimated forfeitures. The majority of our restricted stock grants provide for continued vesting after termination, provided the employee does not violate certain post-termination restrictions as set forth in the award agreements. We consider the required service period to be the greater of the vesting period or the post-termination restricted period. We believe that our non-competition restrictions meet the SFAS 123(R) definition of a substantive service requirement.
     Stock-based compensation granted to our non-employee directors is in the form of common shares of Piper Jaffray Companies stock and/or stock options. Stock-based compensation paid to directors is immediately vested (i.e., there is no continuing service requirement) and is included in our results of operations as outside services expense as of the date of grant.
     In determining the estimated fair value of stock options, we use the Black-Scholes option-pricing model. This model requires management to exercise judgment with respect to certain assumptions, including the expected dividend yield, the expected volatility, and the expected life of the options. The expected dividend yield assumption is based on the assumed dividend payout over the expected life of the option. The expected volatility assumption for grants subsequent to December 31, 2006 is based on a combination of our historical data and industry comparisons, as we have limited information on which to base our volatility estimates because we have only been a public company since the beginning of 2004. The expected volatility assumption for grants prior to December 31, 2006 were based solely on industry comparisons. The expected life of options assumption is based on the average of the following two factors: industry comparisons and the guidance provided by the SEC in Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 allowed the use of an “acceptable” methodology under which we can take the midpoint of the vesting date and the full contractual term. We believe our approach for calculating an expected life to be an appropriate method in light of the lack of historical data regarding employee exercise behavior or employee post-termination behavior. Additional information regarding assumptions used in the Black-Scholes pricing model can be found in Note 15 to our unaudited consolidated financial statements.

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
     Under the terms of our separation and distribution agreement with U.S. Bancorp and ancillary agreements entered into in connection with the spin-off in December 2003, we generally are responsible for all liabilities relating to our business, including those liabilities relating to our business while it was operated as a segment of U.S. Bancorp under the supervision of its management and board of directors and while our employees were employees of U.S. Bancorp servicing our business. Similarly, U.S. Bancorp generally is responsible for all liabilities relating to the businesses U.S. Bancorp retained. However, in addition to our established reserves, U.S. Bancorp agreed to indemnify us in an amount up to $17.5 million for losses that result from certain matters, primarily third-party claims relating to research analyst independence. U.S. Bancorp has the right to terminate this indemnification obligation in the event of a change in control of our company. As of March 31, 2007, approximately $13.2 million of the indemnification remained available.
     As part of our asset purchase agreement with UBS on August 14, 2006, for the sale of our PCS branch network, UBS agreed to assume certain liabilities of the PCS business, including certain liabilities and obligations arising from litigation, arbitration, customer complaints and other claims related to the PCS business. In certain cases we have agreed to indemnify UBS for litigation matters after UBS has incurred costs of $6.0 million related to these matters. In addition, we have retained liabilities arising from regulatory matters and certain litigation relating to the PCS business prior to the sale.
     Subject to the foregoing, we believe, based on our current knowledge, after appropriate consultation with outside legal counsel and after taking into account our established reserves, the U.S. Bancorp indemnity agreement and the assumption by UBS of certain liabilities of the PCS business, that pending litigation, arbitration and regulatory proceedings will be resolved with no material adverse effect on our financial condition. However, if, during any period, a potential adverse contingency should become probable or resolved for an amount in excess of the established reserves and indemnification and assumption obligations, the results of operations in that period could be materially adversely affected.
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
     We have a liquid balance sheet. Most of our assets consist of cash and assets readily convertible into cash. Securities inventories are stated at fair value and are generally readily marketable. Receivables and payables with customers and brokers and dealers usually settle within a few days. As part of our liquidity strategy, we emphasize diversification of funding sources. We utilize a mix of funding sources and, to the extent possible, maximize our lower-cost financing alternatives. Our assets are financed by our cash flows from operations, equity capital, bank lines of credit and proceeds from securities sold under agreements to repurchase. The fluctuations in cash flows from financing activities are directly related to daily operating activities from our various businesses.
     A significant component of our employees’ compensation is paid in an annual bonus. The timing of these bonus payments, which generally are paid in February, has a significant impact on our cash position and liquidity when paid.

     We currently do not pay cash dividends on our common stock.
     In connection with the sale of our PCS branch network on August 14, 2006, our board of directors authorized the repurchase of up to $180 million in common shares through December 31, 2007. We executed an accelerated share repurchase under this authorization in the amount of $100 million during 2006. During the first quarter of 2007, we repurchased 158,687 shares of outstanding common stock for an aggregate purchase price of $10.0 million under this authorization. We have $70.0 million remaining under authorization.
     On April 13, 2007, we announced the signing of a definitive agreement to acquire FAMCO, a St. Louis-based investment management firm. The purchase price under the agreement is approximately $66.0 million in cash upon closing and future cash consideration based on financial performance of FAMCO in each of the 2008, 2009 and 2010 calendar years. We currently expect the transaction to close in the third quarter of 2007. We anticipate funding the purchase of FAMCO through existing funding sources.
FUNDING SOURCES
     We have available discretionary short-term financing on both a secured and unsecured basis. Secured financing is obtained through the use of repurchase agreements and secured bank loans. Bank loans and repurchase agreements are typically collateralized by the firm’s securities inventory. Short-term funding is generally obtained at rates based upon the federal funds rate.
     To finance customer receivables we utilized an average of $12 million in short-term bank loans and an average of $1 million in securities lending arrangements in the first quarter of 2007. This compares to an average of $16 million in short-term bank loans and an average of $235 million in securities lending arrangements in the first quarter of 2006. The reduction in customer receivable financing from the first quarter of 2006 to the first quarter of 2007 is due to the sale of PCS and the related customer margin loans, which were financed in large part by securities lending arrangements, to UBS. Average net repurchase agreements (excluding economic hedges) of $105 million and $116 million in the first quarter of 2007 and 2006, respectively, were primarily used to finance inventory. Growth in our securities inventory is generally financed through repurchase agreements. Bank financing supplements these sources as necessary. On March 31, 2007, we had no outstanding short-term bank financing.
     As of March 31, 2007, we had uncommitted credit agreements with banks totaling $675 million, comprised of $555 million in discretionary secured lines and $120 million in discretionary unsecured lines. We have been able to obtain necessary short-term borrowings in the past and believe we will continue to be able to do so in the future. We also have established arrangements to obtain financing using as collateral our securities held by our clearing bank or by another broker dealer at the end of each business day.
CONTRACTUAL OBLIGATIONS
     Our contractual obligations have not materially changed from those reported in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2006.
CAPITAL REQUIREMENTS
     As a registered broker dealer and member firm of the NYSE, our broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of the NYSE. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. The NYSE may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rule and the net capital rule of the NYSE. We expect that these provisions will not impact our ability to meet current and future obligations. In addition, we are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. Piper Jaffray Ltd., our registered United Kingdom broker dealer subsidiary, is subject to the capital requirements of the U.K. Financial Services Authority.
     At March 31, 2007, net capital under the SEC’s Uniform Net Capital Rule was $347.7 million or 615.2 percent of aggregate debit balances, and $346.6 million in excess of the minimum required net capital.

Off-Balance Sheet Arrangements
     We enter into various types of off-balance sheet arrangements in the ordinary course of business. We hold retained interests in non-consolidated entities, incur obligations to commit capital to non-consolidated entities, enter into derivative transactions, enter into non-derivative guarantees, commit to short-term “bridge loan” financing for our clients and enter into other off-balance sheet arrangements.
     We enter into arrangements with special-purpose entities (“SPEs”), also known as variable interest entities. SPEs are corporations, trusts or partnerships that are established for a limited purpose. SPEs, by their nature, generally are not controlled by their equity owners, as the establishing documents govern all material decisions. Our primary involvement with SPEs relates to securitization transactions related to our tender option bond program in which highly rated fixed rate municipal bonds are sold to an SPE. We follow Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125,” (“SFAS 140”), to account for securitizations and other transfers of financial assets. Therefore, we derecognize financial assets transferred in securitizations provided that such transfer meets all of the SFAS 140 criteria. See Note 6, “Securitizations,” in the notes to our unaudited consolidated financial statements for a complete discussion of our securitization activities.
     We have investments in various entities, typically partnerships or limited liability companies, established for the purpose of investing in emerging growth companies or other private or public equity. We commit capital or act as the managing partner or member of these entities. These entities are reviewed under variable interest entity and voting interest entity standards. If we determine that an entity should not be consolidated, we record these investments on the equity method of accounting. The lower of cost or market method of accounting is applied to investments where we do not have the ability to exercise significant influence over the operations of an entity. For a complete discussion of our activities related to these types of partnerships, see Note 7, “Variable Interest Entities,” to our consolidated financial statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2006.
     We enter into derivative contracts in a principal capacity as a dealer to satisfy the financial needs of clients. We also use derivative products to manage the interest rate and market value risks associated with our security positions. For a complete discussion of our activities related to derivative products, see Note 5, “Derivatives,” in the notes to our unaudited consolidated financial statements.
     In the third quarter of 2006, we entered into a strategic relationship with CIT Group (“CIT”) to provide clients with debt solutions, including senior secured and unsecured debt, second lien facilities, subordinated financings and mezzanine loans. Our strategic relationship with CIT offers us the possibility of making commitments of capital alongside CIT in connection with offering debt solutions to our clients as opportunities arise.
     Our other types of off-balance-sheet arrangements include contractual commitments and guarantees. For a discussion of our activities related to these off-balance sheet arrangements, see Note 15, “Contingencies, Commitments and Guarantees,” to our consolidated financial statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2006.

Enterprise Risk Management
     Risk is an inherent part of our business. In the course of conducting business operations, we are exposed to a variety of risks. Market risk, credit risk, liquidity risk, operational risk, and legal, regulatory and compliance risk are the principal risks we face in operating our business. We seek to identify, assess and monitor each risk in accordance with defined policies and procedures. The extent to which we properly identify and effectively manage each of these risks is critical to our financial condition and profitability. For a full description of our risk management framework, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year-ended December 31, 2006.
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
     We report an empirical VaR based on net realized trading revenue volatility. Empirical VaR presents an inclusive measure of our historical risk exposure, as it incorporates virtually all trading activities and types of risk including market, credit, liquidity and operational risk. The exhibit below presents VaR using the past 250 days of net trading revenue. Consistent with industry practice, when calculating VaR we use a 95 percent confidence level and a one-day time horizon for calculating both empirical and simulated VaR. This means, that over time, there is a 1 in 20 chance that daily trading net revenues will fall below the expected daily trading net revenues by an amount at least as large as the reported VaR.
     The following table quantifies the empirical VaR for each component of market risk for the periods presented:

	At March 31,	At December 31,
(Dollars in thousands)	2007	2006

Interest Rate Risk	$239	$281
Equity Price Risk	286	261

Aggregate Undiversified Risk	525	542
Diversification Benefit	(107)	(112)

Aggregate Diversified Value-at-Risk	$418	$430

     The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the three months ended March 31, 2007 and the year ended December 31, 2006, respectively.

For the Three Months Ended March 31, 2007
(Dollars in thousands)	High	Low	Average

Interest Rate Risk	$279	$234	$263
Equity Price Risk	286	257	272
Aggregate Undiversified Risk	562	519	536
Aggregate Diversified Value-at-Risk	439	411	422

For the Year Ended December 31, 2006
(Dollars in thousands)	High	Low	Average

Interest Rate Risk	$355	$262	$308
Equity Price Risk	346	254	290
Aggregate Undiversified Risk	679	521	598
Aggregate Diversified Value-at-Risk	541	404	474

     We use model-based VaR simulations for managing risk on a daily basis. Model-based VaR derived from simulation has inherent limitations, including reliance on historical data to predict future market risk and the parameters established in creating the models that limit quantitative risk information outputs. There can be no assurance that actual losses occurring on any given day arising from changes in market conditions will not exceed the VaR amounts shown below or that such losses will not occur more than once in a 20- day trading period. In addition, different VaR methodologies and distribution assumptions could produce materially different VaR numbers. Changes in VaR between reporting periods are generally due to changes in levels of risk exposure, volatilities and/or correlations among asset classes.

     The following table quantifies the model-based VaR simulated for each component of market risk for the periods presented:

	At March 31,	At December 31,
(Dollars in thousands)	2007	2006

Interest Rate Risk	$679	$574
Equity Price Risk	171	177

Aggregate Undiversified Risk	850	751
Diversification Benefit	(159)	(150)

Aggregate Diversified Value-at-Risk	$691	$601

     Supplementary measures employed by Piper Jaffray to monitor and manage market risk exposure include the following: net market position, duration exposure, option sensitivities, and inventory turnover. All metrics are aggregated by asset concentration and are used for monitoring limits and exception approvals.
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
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding disclosure. During the first quarter of our fiscal year ended December 31, 2007, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The following supplements and amends our discussion set forth under Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Initial Public Offering Litigation
     On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued its decision in re Initial Public Offering Securities Litigation, No 05-3349-CV (Dec. 5, 2006) vacating the class certifications and remanding for further proceedings. Plaintiffs petitioned the Second Circuit for rehearing and rehearing en banc of its decision, and the Second Circuit denied the petition for rehearing on April 6, 2007.
ITEM 1A. RISK FACTORS
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC, as updated in our subsequent reports on Form 10-Q filed with the SEC. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.
     The following information updates the risk factors set forth in our Annual Report on Form 10-K.
There are risks associated with the pending acquisition of FAMCO.
     We announced the signing of a definitive agreement to acquire Fiduciary Asset Management LLC (“FAMCO”), a St. Louis-based investment management firm, on April 13, 2007. There are certain risks associated with this acquisition, including the following: the transaction may not be completed or completed within the expected timeframe, costs or difficulties relating to the integration of the FAMCO and Piper Jaffray businesses may be greater than expected and may adversely affect our results of operations and financial condition, and the expected benefits of the FAMCO acquisition and entering the asset management business, including increased profitability and shareholder returns, may take longer than anticipated to achieve and may not be achieved in their entirety or at all.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2007.
     In addition, a third-party trustee makes open-market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.

				Total Number of
				Shares Purchased as	Approximate Dollar Value
	Total Number			Part of Publicly	of Shares that May Yet Be
	of Shares		Average Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased		per Share	Programs	or Programs(1)
Month #1 (January 1, 2007 to January 31, 2007)	2,302	(2)	$71.51	0
Month #2 (February 1, 2007 to February 28, 2007)	126,390	(3)	$67.04	25,250
Month #3 (March 1, 2007 to March 31, 2007)	133,437	(4)	$62.19	133,437

Total	262,129		$64.61	158,687	$70.0 million

(1)	On August 14, 2006 we announced that our board of directors had authorized the repurchase of up to $180 million of common shares over a period commencing with the closing of the sale of our PCS branch network to UBS and ending on December 31, 2007. We have $70 million of repurchase authorization remaining, and we expect to conduct open market share repurchases under this authorization through December 31, 2007.

(2)	Consists of shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock.

(3)	Consists of 25,250 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price per share of $67.39, and 101,140 shares of common stock from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $66.95.

(4)	Consists of shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent.
ITEM 6. EXHIBITS

Exhibit		Method of
Number	Description	Filing
2.1	Agreement of Purchase and Sale dated April 12, 2007 among Piper Jaffray Companies, Piper Jaffray Newco Inc., WG CAR, LLC, Charles D. Walbrandt, Joseph E. Gallagher, Jr., Wiley D. Angell, James J. Cunnane, Jr. and Mohammed Riad.	(1)

10.1	Piper Jaffray Companies Deferred Compensation Plan for Non-Employee Directors (As Amended and Restated Effective April 1, 2007).	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(1)	Incorporated herein by reference to Item 2.1 of the Company’s Form 8-K, filed with the Commission on April 13, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2007.

PIPER JAFFRAY COMPANIES

By	/s/ Andrew S. Duff

Its	Chairman and CEO

By	/s/ Thomas P. Schnettler

Its	Vice Chairman and Chief Financial Officer

Exhibit Index

Exhibit		Method of
Number	Description	Filing
2.1	Agreement of Purchase and Sale dated April 12, 2007 among Piper Jaffray Companies, Piper Jaffray Newco Inc., WG CAR, LLC, Charles D. Walbrandt, Joseph E. Gallagher, Jr., Wiley D. Angell, James J. Cunnane, Jr. and Mohammed Riad.	(1)

10.1	Piper Jaffray Companies Deferred Compensation Plan for Non-Employee Directors (As Amended and Restated Effective April 1, 2007).	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(1)	Incorporated herein by reference to Item 2.1 of the Company’s Form 8-K, filed with the Commission on April 13, 2007.