Form 10-Q
period 2007-06-30
PIPER JAFFRAY COMPANIES
filed 2007-08-03
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of July 27, 2007, the registrant had 18,483,270 shares of Common Stock outstanding.

Piper Jaffray Companies
Index to Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Financial Condition as of June 30, 2007 and December 31, 2006
Consolidated Statements of Operations for the three months and six months ended June 30, 2007 and June 30, 2006
Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and June 30, 2006
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
Signatures
Exhibit Index
Amended and Restated Certificate of Incorporation
Amended and Restated Bylaws
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Section 906 Certification

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Piper Jaffray Companies
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2007	2006
(Amounts in thousands, except share data)	(Unaudited)
Assets

Cash and cash equivalents	$22,624	$39,903
Cash and cash equivalents segregated for regulatory purposes	25,000	25,000
Receivables:
Customers	58,610	51,441
Brokers, dealers and clearing organizations	134,337	312,874
Deposits with clearing organizations	26,421	30,223
Securities purchased under agreements to resell	128,149	139,927

Trading securities owned	711,279	776,684
Trading securities owned and pledged as collateral	87,278	89,842

Total trading securities owned	798,557	866,526

Fixed assets (net of accumulated depreciation and amortization of $52,008 and $48,603, respectively)	25,958	25,289
Goodwill	231,567	231,567
Intangible assets (net of accumulated amortization of $4,133 and $3,333, respectively)	667	1,467
Other receivables	41,040	39,347
Other assets	84,628	88,283

Total assets	$1,577,558	$1,851,847

Liabilities and Shareholders’ Equity

Short-term bank financing	$33,000	$—
Payables:
Customers	72,537	83,899
Checks and drafts	9,522	13,828
Brokers, dealers and clearing organizations	42,187	210,955
Securities sold under agreements to repurchase	54,599	91,293
Trading securities sold, but not yet purchased	218,533	217,584
Accrued compensation	85,990	164,346
Other liabilities and accrued expenses	113,871	145,503

Total liabilities	630,239	927,408

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at June 30, 2007 and December 31, 2006;
Shares issued: 19,487,319 at June 30, 2007 and December 31, 2006;
Shares outstanding: 17,081,693 at June 30, 2007 and 16,984,474 at December 31, 2006	195	195
Additional paid-in capital	722,674	723,928
Retained earnings	348,428	325,684
Less common stock held in treasury at cost: 2,406,492 shares at June 30, 2007 and 2,502,845 shares at December 31, 2006	(124,779)	(126,026)
Other comprehensive income	801	658

Total shareholders’ equity	947,319	924,439

Total liabilities and shareholders’ equity	$1,577,558	$1,851,847

See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2007	2006	2007	2006

Revenues:

Investment banking	$75,597	$63,604	$159,330	$134,085
Institutional brokerage	37,174	38,157	79,102	82,818
Interest	13,816	13,521	31,226	28,206
Other income	406	(889)	987	12,396

Total revenues	126,993	114,393	270,645	257,505

Interest expense	4,417	9,143	11,119	17,296

Net revenues	122,576	105,250	259,526	240,209

Non-interest expenses:

Compensation and benefits	71,707	60,653	151,823	133,577
Occupancy and equipment	8,849	6,718	16,571	14,827
Communications	5,997	5,593	12,256	10,976
Floor brokerage and clearance	4,176	3,373	7,691	6,048
Marketing and business development	6,380	6,122	12,061	11,301
Outside services	9,122	6,836	16,439	13,128
Cash award program	390	886	746	2,161
Other operating expenses	804	2,910	4,204	7,347

Total non-interest expenses	107,425	93,091	221,791	199,365

Income from continuing operations before income tax expense	15,151	12,159	37,735	40,844

Income tax expense	4,774	4,230	12,636	14,209

Net income from continuing operations	10,377	7,929	25,099	26,635

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	(1,051)	(3,792)	(2,355)	1,359

Net income	$9,326	$4,137	$22,744	$27,994

Earnings per basic common share
Income from continuing operations	$0.61	$0.43	$1.47	$1.44
Income/(loss) from discontinued operations	(0.06)	(0.20)	(0.14)	0.07

Earnings per basic common share	$0.55	$0.22	$1.33	$1.51

Earnings per diluted common share
Income from continuing operations	$0.58	$0.40	$1.40	$1.37
Income/(loss) from discontinued operations	(0.06)	(0.19)	(0.13)	0.07

Earnings per diluted common share	$0.52	$0.21	$1.27	$1.44

Weighted average number of common shares outstanding
Basic	17,073	18,556	17,072	18,509
Diluted	17,919	19,669	17,969	19,408
See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2007	2006

Operating Activities:

Net income	$22,744	$27,994
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,413	7,874
Deferred income taxes	8,123	(8,797)
Loss on disposal of fixed assets	314	359
Stock-based compensation	12,503	14,634
Amortization of intangible assets	800	800
Forgivable loan reserve	—	200
Decrease (increase) in operating assets:
Receivables:
Customers	(7,217)	(9,265)
Brokers, dealers and clearing organizations	178,566	162,667
Deposits with clearing organizations	3,802	6,039
Securities purchased under agreements to resell	11,778	(21,039)
Net trading securities owned	69,093	(40,567)
Other receivables	(1,424)	(13,843)
Other assets	(4,551)	(11,487)
Increase (decrease) in operating liabilities:
Payables:
Customers	(11,364)	37,488
Checks and drafts	(4,306)	(17,163)
Brokers, dealers and clearing organizations	(169,257)	8,455
Securities sold under agreements to repurchase	1,465	(161)
Accrued compensation	(77,923)	(44,106)
Other liabilities and accrued expenses	(31,690)	33,391
Assets held for sale	—	24,489
Liabilities held for sale	—	(24,204)

Net cash provided by operating activities	5,869	133,758

Investing Activities:

Purchases of fixed assets, net	(5,500)	(5,281)

Net cash used in investing activities	(5,500)	(5,281)

Financing Activities:

Increase (decrease) in securities loaned	408	(4,559)
Decrease in securities sold under agreements to repurchase	(38,159)	(47,450)
Increase in short-term bank financing	33,000	—
Repurchase of common stock	(17,442)	—
Excess tax benefits from stock-based compensation	2,068	—
Proceeds from stock option transactions	2,266	—

Net cash used in financing activities	(17,859)	(52,009)

Currency adjustment:
Effect of exchange rate changes on cash	211	830

Net increase (decrease) in cash and cash equivalents	(17,279)	77,298

Cash and cash equivalents at beginning of period	39,903	60,869

Cash and cash equivalents at end of period	$22,624	$138,167

Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$10,822	$22,063
Income taxes	$1,815	$24,588

Non-cash financing activities -
Issuance of common stock for retirement plan obligations:
8,619 shares and 190,966 shares for the six months ended June 30, 2007 and 2006 respectively	$598	$9,013
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
     In April 2007, the FASB issued FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. FSP FIN 39-1 is not expected to have a material affect to our consolidated financial statements.
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
     In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the results of PCS operations have been classified as discontinued operations for all periods presented. The Company recorded a loss from discontinued operations, net of tax, of $1.1 million and $2.4 million for the three months and six months ended June 30, 2007, respectively, related to the cost of decommissioning a PCS-oriented back office system, litigation-related expenses and restructuring charges. The Company expects to incur additional discontinued operations costs in the third quarter of 2007 related to decommissioning the PCS-oriented back office system. In addition, the Company may incur discontinued operations expense or income related to changes in litigation reserve estimates for retained PCS litigation matters and for changes in estimates to occupancy and severance restructuring charges.
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
     The Company uses interest rate swaps, interest rate locks, and forward contracts to facilitate customer transactions and as a means to manage risk in certain inventory positions. The Company also enters into interest rate swap agreements to manage interest rate exposure associated with holding residual interest securities from its tender option bond program. As of June 30, 2007 and December 31, 2006, the Company was counterparty to notional/contract amounts of $6.6 billion and $5.8 billion, respectively, of derivative instruments.
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
     Fair values for derivative contracts represent amounts estimated to be received from or paid to a counterparty in settlement of these instruments. These derivatives are valued using quoted market prices when available or pricing models based on the net present value of estimated future cash flows. The valuation models used require inputs including contractual terms, market prices, yield curves, credit curves and measures of volatility. The net fair value of derivative contracts was approximately $28.3 million and $19.7 million as of June 30, 2007 and December 31, 2006, respectively.
Note 6 Securitizations
     In connection with its tender option bond program, the Company securitizes highly rated municipal bonds. At June 30, 2007 and December 31, 2006, the Company had $296.7 million and $279.2 million, respectively, of par value of municipal bonds in securitization. Each municipal bond is sold into a separate trust that is funded by the sale of variable rate certificates to institutional customers seeking variable rate tax-free investment products. These variable rate certificates reprice weekly. Securitization transactions meeting certain SFAS 140 criteria are treated as sales, with the resulting gain included in other income on the consolidated statements of operations. If a securitization does not meet the sale-of-asset requirements of SFAS 140, the transaction is recorded as a borrowing. The Company retains a residual interest in each structure and accounts for the residual interest as a trading security, which is recorded at fair value on the consolidated statements of financial condition. The fair value of retained interests was $3.9 million and $8.1 million at June 30, 2007 and December 31, 2006, respectively, with a weighted average life of 8.5 years and 8.4 years, respectively. The fair value of retained interests is estimated based on the present value of future cash flows using management’s best estimates of the key assumptions — expected yield, credit losses of 0 percent and a 12 percent discount rate. At June 30, 2007, the sensitivity of the current fair value of retained interests to immediate 10 percent and 20 percent adverse changes in the key economic assumptions was not material. The Company receives a fee to remarket the variable rate certificates derived from the securitizations.
     Certain cash flow activity for the municipal bond securitizations described above includes:

	Six Months Ended
	June 30,
(Dollars in thousands)	2007	2006
Proceeds from new securitizations	$29,000	$7,578
Remarketing fees received	60	68
Cash flows received on retained interests	2,562	3,325

     Three securitization transactions were designed such that they did not meet the asset sale requirements of SFAS 140, and as a result, the Company has consolidated these trusts. Accordingly, the Company recorded an asset for the underlying bonds of $49.5 million and $51.2 million as of June 30, 2007 and December 31, 2006 respectively, in trading securities owned and a liability for the certificates sold by the trust for $48.6 million and $50.1 million as of June 30, 2007 and December 31, 2006 respectively, in other liabilities and accrued expenses on the consolidated statements of financial condition.
     The Company enters into interest rate swap agreements to manage interest rate exposure associated with holding the residual interest securities from its securitizations, which have been recorded at fair value and resulted in a liability of approximately $1.0 million and $5.7 million at June 30, 2007 and December 31, 2006, respectively.
     The Company has contracted with a major third-party financial institution to act as the liquidity provider for the Company’s tender option bond securitized trusts. The Company has agreed to reimburse this party for any losses associated with providing liquidity to the trusts. The maximum exposure to loss at June 30, 2007 was $269.4 million, representing the outstanding amount of all trust certificates at those dates. This exposure to loss is mitigated by the underlying bonds in the trusts, which are either AAA or AA rated. These bonds had a market value of approximately $275.9 million at June 30, 2007. The Company believes the likelihood it will be required to fund the reimbursement agreement obligation under any provision of the arrangement is remote, and accordingly, no liability for such a guarantee has been recorded in the accompanying consolidated financial statements.
Note 7 Receivables from and Payables to Brokers, Dealers and Clearing Organizations
     Amounts receivable from brokers, dealers and clearing organizations at June 30, 2007 and December 31, 2006 included:

	June 30,	December 31,
(Dollars in thousands)	2007	2006

Receivable arising from unsettled securities transactions, net	$—	$18,233
Deposits paid for securities borrowed	59,103	271,028
Receivable from clearing organizations	51,831	6,811
Securities failed to deliver	5,279	1,674
Other	18,124	15,128

	$134,337	$312,874

     Amounts payable to brokers, dealers and clearing organizations at June 30, 2007 and December 31, 2006 included:

	June 30,	December 31,
(Dollars in thousands)	2007	2006

Payable arising from unsettled securities transactions, net	$15,515	$—
Deposits received for securities loaned	408	189,214
Payable to clearing organizations	20,543	17,140
Securities failed to receive	5,594	4,531
Other	127	70

	$42,187	$210,955

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

	June 30,	December 31,
(Dollars in thousands)	2007	2006

Owned:
Corporate securities:
Equity securities	$30,760	$14,163
Convertible securities	47,660	59,118
Fixed income securities	137,409	235,120
Asset-backed securities	179,694	158,108
U.S. government securities	7,589	10,715
Municipal securities	350,231	364,160
Other	45,214	25,142

	$798,557	$866,526

Sold, but not yet purchased:
Corporate securities:
Equity securities	$35,004	$31,452
Convertible securities	4,952	2,543
Fixed income securities	19,985	16,378
Asset-backed securities	61,991	51,001
U.S. government securities	92,796	109,719
Municipal securities	200	5
Other	3,605	6,486

	$218,533	$217,584

     At June 30, 2007 and December 31, 2006, trading securities owned in the amount of $87.3 million and $89.8 million, respectively, had been pledged as collateral for the Company’s secured borrowings, repurchase agreements and securities loaned activities.
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

Note 9 Goodwill and Intangible Assets
     The following table presents the changes in the carrying value of goodwill and intangible assets for the six months ended June 30, 2007:
(Dollars in thousands)
Goodwill
Balance at December 31, 2006	$231,567
Goodwill acquired	—
Impairment losses	—

Balance at June 30, 2007	$231,567

(Dollars in thousands)
Intangible assets
Balance at December 31, 2006	$1,467
Intangible assets acquired	—
Amortization of intangible assets	(800)
Impairment losses	—

Balance at June 30, 2007	$667

Note 10 Financing
     The Company had uncommitted credit agreements with banks totaling $675 million at June 30, 2007, comprised of $555 million in discretionary secured lines under which $33 million was outstanding at June 30, 2007 and no amount was outstanding at December 31, 2006, and $120 million in discretionary unsecured lines under which no amount was outstanding at June 30, 2007 and December 31, 2006. In addition, the Company has established arrangements to obtain financing using as collateral the Company’s securities held by its clearing bank and by another broker dealer at the end of each business day. Repurchase agreements and securities loaned to other broker dealers are also used as sources of funding.
     The Company’s short-term financing bears interest at rates based on the federal funds rate. At June 30, 2007 and December 31, 2006, the weighted average interest rate on borrowings was 5.69 percent and 5.72 percent, respectively. At June 30, 2007 and December 31, 2006, no formal compensating balance agreements existed, and the Company was in compliance with all debt covenants related to these facilities.
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
     The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential complaints, legal actions, investigations and proceedings. In addition to the Company’s established reserves, U.S. Bancorp, from whom the Company spun-off from on December 31, 2003, has agreed to indemnify the Company in an amount up to $17.5 million for certain legal and regulatory matters. Approximately $13.2 million of this amount remained available as of June 30, 2007.
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
     For the six months ended June 30, 2007 the Company incurred $0.7 million of expense to revise contract termination cost estimates.
     The following table presents a summary of activity with respect to the restructuring-related liabilities included in other liabilities and accrued expense on the statements of financial condition:

PCS
(Dollars in thousands)	Restructuring
Balance at December 31, 2006	$28,583
Provisions charged to discontinued operations	682
Cash outlays	(10,517)
Non-cash write-downs	(398)

Balance at June 30, 2007	$18,350

Note 13 Shareholders’ Equity
Share Repurchase Program
     In the third quarter of 2006, the Company’s board of directors authorized the repurchase of up to $180.0 million in common shares through December 31, 2007. The Company executed an accelerated stock repurchase under this authorization in the amount of $100 million during 2006. During the six months ended June 30, 2007, the Company repurchased 158,687 shares of the Company’s common stock at an average price of $63.02 per share for an aggregate purchase price of $10 million. The Company has $70.0 million remaining under this authorization.

Issuance of Shares
     During the six months ended June 30, 2007, the Company reissued 8,619 common shares out of treasury in fulfillment of $0.6 million in obligations under the Piper Jaffray Companies Retirement Plan and reissued 250,058 common shares out of treasury as a result of vesting and exercise transactions under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (the “Long-Term Incentive Plan”).
Note 14 Geographic Areas
     The following table presents revenues and long-lived assets by geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2007	2006	2007	2006
Revenues:
Domestic operations	$109,354	$99,617	$221,831	$224,380
International operations	13,222	5,633	37,695	15,829

Consolidated	$122,576	$105,250	$259,526	$240,209

	June 30,	December 31,
(Dollars in thousands)	2007	2006
Long-lived assets:
Domestic operations	$23,252	$22,503
International operations	2,706	2,786

Consolidated	$25,958	$25,289

Note 15 Earnings Per Share
     Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive restricted stock and stock options. The computation of earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2007	2006	2007	2006
Net income	$9,326	$4,137	$22,744	$27,994
Shares for basic and diluted calculations:
Average shares used in basic computation	17,073	18,556	17,072	18,509
Stock options	118	125	125	70
Restricted stock	728	988	772	829

Average shares used in diluted computation	17,919	19,669	17,969	19,408

Earnings per share:
Basic	$0.55	$0.22	$1.33	$1.51
Diluted	$0.52	$0.21	$1.27	$1.44
Note 16 Stock-Based Compensation and Cash Award Program
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
     The Company recorded compensation expense, net of estimated forfeitures, within continuing operations of $7.0 million and $5.6 million for the three months ended June 30, 2007 and 2006, respectively, and $12.4 million and $10.3 million for the six months ended June 30, 2007 and 2006, respectively, related to employee stock option and restricted stock grants. The tax benefit related to the total compensation cost for stock-based compensation arrangements totaled $2.7 million and $2.1 million for the three months ended June 30, 2007 and 2006, respectively and $4.8 million and $3.9 million for the six months ended June 30, 2007 and 2006, respectively.
     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model using assumptions such as the risk-free interest rate, the dividend yield, the expected volatility and the expected life of the option. The risk-free interest rate assumption is based on the U.S. treasury bill rate with a maturity equal to the expected life of the option. The dividend yield assumption is based on the assumed dividend payout over the expected life of the option. The expected volatility assumption for 2007 grants is based on a combination of Company historical data and industry comparisons. The Company has only been a publicly traded company for approximately 42 months; therefore, it does not have sufficient historical data to determine an appropriate expected volatility solely from the Company’s own historical data. The expected life assumption is based on an average of the following two factors: 1) industry comparisons; and 2) the guidance provided by the SEC in Staff Accounting Bulletin No. 107, (“SAB 107”). SAB 107 allows the use of an “acceptable” methodology under which the Company can take the midpoint of the vesting date and the full contractual term. The following table provides a summary of the valuation assumptions used by the Company to determine the estimated value of stock option grants in Piper Jaffray Companies common stock for the six months ended June 30:

	2007	2006
Weighted average assumptions in option valuation:
Risk-free interest rates	4.68%	4.55%
Dividend yield	0.00%	0.00%
Stock volatility factor	32.20%	40.08%
Expected life of options (in years)	6.00	6.00
Weighted average fair value of options granted	$28.57	$22.14

     The following table summarizes the changes in the Company’s outstanding stock options for the six months ended June 30, 2007:

			Weighted Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term (Years)	Value
December 31, 2006	510,181	$43.25	7.8	$11,172,964
Granted	35,641	70.13
Exercised	(48,287)	46.90
Canceled	(12,642)	40.98

June 30, 2007	484,893	$44.92	7.5	$5,241,693

Options exercisable at June 30, 2007	187,188	$46.35	6.9	$1,755,823
     As of June 30, 2007, there was $2.0 million of total unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 1.69 years.
     Cash received from option exercises for the six months ended June 30, 2007 was $2.3 million. The tax benefit realized for the tax deduction from option exercises totaled $0.9 million for the six months ended June 30, 2007. There were no option exercises for the six months ended June 30, 2006.
     The following table summarizes the changes in the Company’s non-vested restricted stock for the six months ended June 30, 2007:

		Weighted
	Non-Vested	Average
	Restricted	Grant Date
	Stock	Fair Value
December 31, 2006	1,556,801	$43.81
Granted	612,951	70.01
Vested	(310,626)	48.79
Canceled	(147,796)	48.52

June 30, 2007	1,711,330	$51.89
     As of June 30, 2007, there was $54.8 million of total unrecognized compensation cost related to restricted stock expected to be recognized over a weighted average period of 2.22 years.
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
Note 17 Net Capital Requirements and Other Regulatory Matters
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

     At June 30, 2007, net capital calculated under the SEC rule was $357.9 million, and exceeded the minimum net capital required under the SEC rule by $356.1 million.
     Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the Financial Services Authority (“FSA”). As of June 30, 2007, Piper Jaffray Ltd. was in compliance with the capital requirements of the FSA.
Note 18 Income Taxes
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
     There was no change in the unrecognized tax benefit during the six month period ended June 30, 2007.
Note 19 Definitive Agreement to Acquire Fiduciary Asset Management LLC
     On April 13, 2007, the Company announced a definitive agreement to acquire Fiduciary Asset Management LLC (“FAMCO”), a St. Louis-based investment management firm, for approximately $66.0 million in cash upon closing and future cash consideration based on financial performance. The Company currently expects the transaction to close late in the third quarter of 2007, subject to certain regulatory approvals and customary closing conditions, including the receipt of third-party consents. The allocation of the purchase price and determination of intangible assets and goodwill will be made once the transaction closes. For more information regarding the Company’s acquisition of FAMCO, please refer to the Company’s Form 8-K, filed with the SEC on April 13, 2007.
Note 20 Definitive Agreement to Acquire Goldbond Capital Holdings Limited
     On July 3, 2007, the Company announced the signing of a definitive agreement to acquire Goldbond Capital Holdings Limited (“Goldbond”), a Hong Kong-based investment bank, for approximately $51.3 million. The purchase price is subject to adjustment based on an audit of Goldbond’s consolidated net asset value as of March 31, 2007. Consideration for the transaction will be paid in cash upon closing, except for $4.1 million to be paid in the form of restricted stock of the Company as partial consideration for the equity interest held by one of the sellers. The Company currently expects the transaction to close late in the third quarter of 2007, subject to customary closing conditions and certain regulatory approvals, including approval from the shareholders of Goldbond Group Holdings Limited, an indirect equity holder in Goldbond that is listed on the Hong Kong Stock Exchange. For more information regarding the Company’s acquisition of Goldbond, please refer to the Company’s Form 8-K, filed with the SEC on July 3, 2007.

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
     Discontinued operations include the operating results of our Private Client Services (“PCS”) retail brokerage business and related restructuring costs. We closed on the sale of our PCS branch network and certain related assets to UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), on August 11, 2006. Our PCS retail brokerage business provided financial advice and a wide range of financial products and services to individual investors through a network of approximately 90 branch offices. In the second quarter of 2007, discontinued operations recorded a net loss of $1.1 million, which included costs related to decommissioning a retail-oriented back-office system, costs for PCS litigation-related expenses and restructuring charges. We expect to incur additional costs in the third quarter of 2007 related to decommissioning the retail-oriented back office system. Costs associated with implementing a new back-office system to support our capital markets business will be recorded in continuing operations. See Notes 4 and 12 to our unaudited consolidated financial statements for a further discussion of our discontinued operations and restructuring.
     As part of our growth strategy and our efforts to diversify our revenues following the sale of our PCS branch network, we announced on April 13, 2007, the signing of a definitive agreement to acquire Fiduciary Asset Management, LLC (“FAMCO”) a St. Louis-based investment management firm. This acquisition will allow us to enter the investment management business. We currently expect the transaction to close late in the third quarter of 2007, subject to certain regulatory approvals and customary closing conditions, including the receipt of third party consents. In addition, on July 3, 2007, we entered into a definitive agreement to purchase all equity interests in Goldbond Capital Holdings Limited (“Goldbond”), an investment bank and financial services company based in Hong Kong. With this acquisition, we will gain capital markets capabilities required to accelerate the growth of our Asia platform, including corporate finance, sales and trading, equity capital markets and research. We also expect this transaction to close late in the third quarter of 2007, subject to customary regulatory approvals. Both of these transactions are important components in our plan to redeploy capital from the sale of our PCS branch network.
     In the third quarter of 2006, we entered into a strategic relationship with CIT Group, Inc. (“CIT”), which allowed us to offer expanded debt financing solutions to middle-market companies. During the second quarter, CIT announced the acquisition of a mergers and acquisitions advisory firm, creating a significant overlap with our advisory capabilities that resulted in our mutual agreement to terminate the alliance agreement effective July 30, 2007. Revenues generated from this agreement were not significant. We are evaluating several alternatives for providing debt solutions to effectively address our clients’ debt needs going forward.

     We plan to continue our focus on revenue growth through expansion of our capital markets business and entry into and expansion of the investment management business. Within our capital markets business, our efforts will be focused on growing our sector expertise, product depth and geographic reach, as demonstrated by the pending acquisition of Goldbond. The pending acquisition of FAMCO will allow us to enter the investment management business. We expect that continued growth of these businesses will come from a combination of internal organic growth and acquisitions. In addition, as opportunities arise we intend to use our capital to a greater extent to facilitate customer activity and engage in principal activities that leverage our expertise. Our principal activities will result in greater commitments of capital on our own behalf, and may include, among other things, proprietary positions in equity or debt securities of public and private companies. Our growth initiatives will require investments in personnel and other expenses, which may have a short-term negative impact on our profitability as it may take time to develop meaningful revenues from the growth initiatives.
RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007
     Net revenues from continuing operations for the three months ended June 30, 2007 were $122.6 million. For the three months ended June 30, 2007, our net income, including continuing and discontinued operations, was $9.3 million, or $0.52 per diluted share, up from net income of $4.1 million, or $0.21 per diluted share, for the prior-year period. For the three months ended June 30, 2007, net income from continuing operations totaled $10.4 million, or $0.58 per diluted share, up from $7.9 million, or $0.40 per diluted share, for the corresponding period in 2006.
     For the six months ended June 30, 2007, net revenues from continuing operations were $259.5 million, an increase of 8 percent over the year-ago period. Net income for the first half of 2007 was $22.7 million, or $1.27 per diluted share, down from net income of $28.0 million, or $1.44 per diluted share, for the prior-year period. For the six months ended June 30, 2007, net income from continuing operations totaled $25.1 million, or $1.40 per diluted share, down from $26.6 million, or $1.37 per diluted share, for the corresponding period in 2006. The year-ago period included a net gain of $5.6 million, or $0.29 per diluted share, related to our ownership of two seats on the New York Stock Exchange, Inc. (“NYSE”).
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

Results of Operations
FINANCIAL SUMMARY FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006
     The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				Results of Operations
				as a Percentage of Net
	Results of Operations			Revenues
	For the Three Months Ended			For the Three Months Ended
	June 30,			June 30,
			2007
(Dollars in thousands)	2007	2006	v2006	2007	2006
Revenues:
Investment banking	$75,597	$63,604	18.9%	61.7%	60.4%
Institutional brokerage	37,174	38,157	(2.6)	30.3	36.3
Interest	13,816	13,521	2.2	11.3	12.8
Other income	406	(889)	N/M	0.3	(0.8)

Total revenues	126,993	114,393	11.0	103.6	108.7

Interest expense	4,417	9,143	(51.7)	3.6	8.7

Net revenues	122,576	105,250	16.5	100.0	100.0

Non-interest expenses:
Compensation and benefits	71,707	60,653	18.2	58.5	57.6
Occupancy and equipment	8,849	6,718	31.7	7.2	6.4
Communications	5,997	5,593	7.2	4.9	5.3
Floor brokerage and clearance	4,176	3,373	23.8	3.4	3.2
Marketing and business development	6,380	6,122	4.2	5.2	5.8
Outside services	9,122	6,836	33.4	7.4	6.5
Cash award program	390	886	(56.0)	0.3	0.8
Other operating expenses	804	2,910	(72.4)	0.7	2.8

Total non-interest expenses	107,425	93,091	15.4	87.6	88.4

Income from continuing operations before tax expense	15,151	12,159	24.6	12.4	11.6

Income tax expense	4,774	4,230	12.9	3.9	4.0

Net income from continuing operations	10,377	7,929	30.9	8.5	7.6

Discontinued operations:
Loss from discontinued operations, net of tax	(1,051)	(3,792)	(72.3)	(0.9)	(3.7)

Net income	$9,326	$4,137	125.4%	7.6%	3.9%

N/M — Not Meaningful
     For the three months ended June 30, 2007, net income, including continuing and discontinued operations, totaled $9.3 million. Net revenues from continuing operations increased 16.5 percent to $122.6 million for the second quarter of 2007. For the three months ended June 30, 2007, investment banking revenues increased 18.9 percent to $75.6 million, compared with revenues of $63.6 million in the prior-year period. This increase in investment banking revenues was attributable to higher equity and public finance underwriting activity, offset in part by lower merger and acquisition revenue. Institutional brokerage revenues decreased 2.6 percent to $37.2 million for the second quarter of 2007, compared with $38.2 million in the corresponding period in the prior year, due primarily to lower equity trading volumes. In the second quarter of 2007, net interest income increased to $9.4 million, compared with $4.4 million in the second quarter of 2006. The increase was primarily driven by significantly reduced borrowing needs following the sale of our PCS branch network in August 2006. In the second quarter of 2007, other income was $0.4 million, compared with a loss of $0.9 million in the prior-year period. The loss in the second quarter of 2006 was a result of a decline in the market value of NYSE Group, Inc. restricted shares that we received in connection with the sale of our two seats on the NYSE. Non-interest expenses increased to $107.4 million for the three months ended June 30, 2007, from $93.1 million in the corresponding period in the prior year. This increase was primarily attributable to higher compensation and benefits, occupancy and outside services expenses.

NON-INTEREST EXPENSES FROM CONTINUING OPERATIONS
     Compensation and Benefits - Compensation and benefits expenses, which are the largest component of our expenses, include salaries, bonuses, commissions, benefits, amortization of stock-based compensation, employment taxes and other employee costs. A substantial portion of compensation expense is comprised of variable incentive arrangements, including discretionary bonuses, the amount of which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits. Other compensation costs, primarily base salaries and benefits, are more fixed in nature. The timing of bonus payments, which generally occur in February, have a greater impact on our cash position and liquidity, than is reflected in our statements of operations.
     For the three months ended June 30, 2007, compensation and benefits expenses increased 18.2 percent to $71.7 million, from $60.7 million in the corresponding period in 2006. This increase was due to higher variable compensation costs resulting from higher investment banking revenues. Compensation and benefits expenses as a percentage of net revenues increased to 58.5 percent for the second quarter of 2007, compared with 57.6 percent for the second quarter of 2006.
     Occupancy and Equipment - In the second quarter of 2007, occupancy and equipment expenses were $8.8 million, compared with $6.7 million for the corresponding period in 2006. In the second quarter of 2007, we incurred costs of $0.9 million to relocate office space in New York City. We also made investments in technology to support our growth initiatives.
     Communications - Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the three months ended June 30, 2007, communication expenses were $6.0 million, an increase of 7.2 percent from the prior-year period. This increase was due to higher market data service expenses from obtaining expanded services and price increases.
     Floor Brokerage and Clearance - For the three months ended June 30, 2007, floor brokerage and clearance expenses were $4.2 million, compared with $3.4 million for the three months ended June 30, 2006. This increase was a result of higher expenses associated with accessing electronic communication networks as we increased after market support of deal-related stocks. We anticipate our floor brokerage costs to increase modestly because we have outsourced our NYSE floor trading operations. Expenses from our NYSE floor trading operations have historically been included within compensation and benefits expenses, and will be included within floor brokerage and clearance expenses in future periods.
     Marketing and Business Development - Marketing and business development expenses include travel and entertainment and promotional and advertising costs. In the second quarter of 2007, marketing and business development expenses increased to $6.4 million, compared with $6.1 million in the second quarter of 2006. The increase was due to higher travel expenses and increased supply costs.
     Outside Services - Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees and other professional fees. Outside services expenses increased to $9.1 million in the second quarter of 2007, compared with $6.8 million for the prior-year period, an increase of 33.4 percent. This increase was due to expenses related to the implementation of a new back-office system to support our capital markets business and higher outside legal fees. We anticipate incurring additional expenses in the third quarter of 2007 related to the implementation of the new back-office system.
     Cash Award Program - In connection with our spin-off from U.S. Bancorp in 2003, we established a cash award program pursuant to which we granted cash awards to a broad-based group of our employees. The award program was designed to aid in retention of employees and to compensate for the value of U.S. Bancorp stock options and restricted stock lost by our employees as a result of the spin-off. The cash awards are being expensed over a four-year period ending December 31, 2007. For the three months ended June 30, 2007, cash awards expense decreased to $0.4 million, compared with $0.9 million in the prior-year period. The sale of our PCS branch network resulted in either the forfeiture or accelerated vesting of approximately half of our cash awards in the prior year period and as a result, our ongoing cash award expense decreased. We anticipate incurring approximately $0.9 million of cash award expense within continuing operations for the remainder of 2007.

     Other Operating Expenses - Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program, amortization of intangible assets and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses decreased to $0.8 million in the second quarter of 2007, compared with $2.9 million in second quarter of 2006, primarily due to a decline in litigation-related expenses.
     Income Taxes - For the three months ended June 30, 2007, our provision for income taxes from continuing operations was $4.8 million, equating to an effective tax rate of 31.5 percent. For the three months ended June 30, 2006, income taxes from continuing operations were $4.2 million, equating to an effective tax rate of 34.8 percent. The decreased effective tax rate was attributable to an increase in the ratio of municipal interest income, which is non-taxable, to total taxable income.
NET REVENUES FROM CONTINUING OPERATIONS (DETAIL)

	For the Three Months Ended
	June 30,		2007 vs.
(Dollars in thousands)	2007	2006	2006
Net revenues:
Investment banking
Financing
Equities	$40,801	$26,967	51.3%
Debt	25,247	20,272	24.5
Advisory services	11,706	17,934	(34.7)

Total investment banking	77,754	65,173	19.3

Institutional sales and trading
Equities	28,013	30,800	(9.0)
Fixed income	16,036	12,890	24.4

Total institutional sales and trading	44,049	43,690	0.8

Other income	773	(3,613)	N/M

Total net revenues	$122,576	$105,250	16.5%

N/M — Not Meaningful
     Investment banking revenues comprise all the revenues generated through financing and advisory services activities including derivative activities that relate to debt financing. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.
     For the three months ended June 30, 2007, investment banking revenues increased 19.3 percent to $77.8 million, compared with $65.2 million in the corresponding period in the prior year. Equity financing revenues increased 51.3 percent to $40.8 million in the second quarter of 2007, due to the completion of a higher number of public equity offerings with higher average revenue per transaction. In the second quarter of 2007, we completed 34 equity financings, raising $4.5 billion in capital, compared with 25 equity financings, raising $3.2 billion in capital, in the prior-year period. Debt financing revenues in the second quarter of 2007 increased 24.5 percent to $25.2 million driven by increased public finance activity. We were the sole underwriter of 138 municipal issues with a par value of $2.2 billion during the second quarter of 2007, compared with 125 municipal issues with a par value of $1.7 billion in the prior-year period. Advisory services revenues decreased 34.7 percent to $11.7 million in the second quarter of 2007, as we completed fewer merger and acquisition transactions and average revenues per transaction declined. We completed 7 mergers and acquisitions transactions during the second quarter of 2007, compared with 11 mergers and acquisitions transactions in the prior-year period.
     Institutional sales and trading revenues comprise all the revenues generated through trading activities, which consist primarily of facilitating customer trades. To assess the profitability of institutional sales and trading activities, we aggregate institutional brokerage revenues with the net interest income or expense associated with financing, economically hedging and holding long or short inventory positions. Our results may vary from quarter to quarter as a result of changes in trading margins, trading gains and losses, net interest spreads, trading volumes and the timing of transactions based on market opportunities. Increased price transparency in the fixed income market, pressure from institutional clients in the equity market to reduce commissions and the use of alternative trading systems in the equity market have put pressure on trading margins. We expect this pressure to continue.

     For the three months ended June 30, 2007, institutional sales and trading revenues were $44.0 million or essentially flat to the prior-year period. Equity institutional sales and trading revenue decreased 9.0 percent in the second quarter of 2007, to $28.0 million due to lower volumes. Partially offsetting this decrease was incremental sales and trading revenue from our European sales and trading operations. Fixed income institutional sales and trading revenues increased 24.4 percent to $16.0 million in the second quarter of 2007 due primarily to stronger high yield and structured products revenues.
     Other income/loss includes gains and losses from investments in private equity and venture capital funds as well as other firm investments and management fees from our private capital business. In addition, other income/loss included interest expense from our subordinated debt prior to its repayment in August 2006. In the second quarter of 2007, other income totaled $0.8 million, compared with a loss of $3.6 million in the three months ended June 30, 2006. The fluctuation is a result of two factors. First, in the third quarter of 2006, we repaid $180 million in subordinated debt, resulting in lower interest expense in the second quarter of 2007. Second, in the second quarter of 2006, we recognized a loss due to a decline in the market value of NYSE Group, Inc. restricted shares that we received from the sale of our two seats on the NYSE.
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
     In the second quarter of 2007, discontinued operations recorded a net loss of $1.1 million that included costs related to decommissioning a retail-oriented back-office system, PCS litigation-related expenses and restructuring charges. We expect to incur additional costs in the third quarter of 2007 related to decommissioning the retail-oriented back-office system. In addition, we may incur discontinued operations expense or income related to changes in litigation reserve estimates for retained PCS litigation matters and for changes in estimates to occupancy and severance restructuring charges. See Note 4 to our unaudited consolidated financial statements for further discussion of our discontinued operations.

FINANCIAL SUMMARY FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
     The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				Results of Operations
				as a Percentage of Net
	Results of Operations			Revenues
	For the Six Months Ended			For the Six Months Ended
	June 30,			June 30,
			2007
(Dollars in thousands)	2007	2006	v2006	2007	2006

Revenues:
Investment banking	$159,330	$134,085	18.8%	61.4%	55.8%
Institutional brokerage	79,102	82,818	(4.5)	30.5	34.5
Interest	31,226	28,206	10.7	12.0	11.7
Other income	987	12,396	(92.0)	0.4	5.2

Total revenues	270,645	257,505	5.1	104.3	107.2

Interest expense	11,119	17,296	(35.7)	4.3	7.2

Net revenues	259,526	240,209	8.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	151,823	133,577	13.7	58.5	55.6
Occupancy and equipment	16,571	14,827	11.8	6.4	6.2
Communications	12,256	10,976	11.7	4.7	4.6
Floor brokerage and clearance	7,691	6,048	27.2	3.0	2.5
Marketing and business development	12,061	11,301	6.7	4.7	4.7
Outside services	16,439	13,128	25.2	6.3	5.5
Cash award program	746	2,161	(65.5)	0.3	0.9
Other operating expenses	4,204	7,347	(42.8)	1.6	3.0

Total non-interest expenses	221,791	199,365	11.2	85.5	83.0

Income from continuing operations before tax expense	37,735	40,844	(7.6)	14.5	17.0

Income tax expense	12,636	14,209	(11.1)	4.8	5.9

Net income from continuing operations	25,099	26,635	(5.8)	9.7	11.1

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	(2,355)	1,359	N/M	(0.9)	0.6

Net income	$22,744	$27,994	(18.8)%	8.8%	11.7%

N/M — not Meaningful
     Except as discussed below, the description of non-interest expenses from continuing operations, net revenues from continuing operations and discontinued operations as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion, and the statements in the foregoing discussion also apply.
     For the six months ended June 30, 2007, net income, which includes both continuing and discontinued operations, totaled $22.7 million, an 18.8 percent decrease from the year-ago period. Net revenues from continuing operations increased to $259.5 million for the six months ended June 30, 2007, an increase of 8.0 percent from the corresponding period in the prior year. Investment banking revenues increased 18.8 percent to $159.3 million for the six months ended June 30, 2007, compared with revenues of $134.1 million in the prior-year period. This increase was driven by higher equity and public finance underwriting activity. Institutional brokerage revenues decreased 4.5 percent over the prior-year period to $79.1 million as a result of decreased equity commissions, partially offset by increased revenues related to our high-yield and structured products. Net interest income for the first six months of 2007 increased to $20.1 million, up from $10.9 million for the first six months of 2006. This increase was primarily driven by significantly reduced borrowing needs following the sale of our PCS branch network in August 2006. Other income for the six months ended June 30, 2007 was $1.0 million, compared with $12.4 million for the corresponding period in the prior year. In the first six months of 2006, we recorded a $9.1 million gain related to our ownership of two seats on the NYSE, which were exchanged for cash and restricted shares of the NYSE Group, Inc. Non-interest expenses increased to $221.8 million for the six months ended June 30, 2007, from $199.4 million for the six months ended June 30, 2006. This increase was attributable to increased variable compensation and benefits expenses due to higher investment banking revenues and increased outside services expense due to cost related to implementation of a new back-office system to support our capital markets business.

NON-INTEREST EXPENSES FROM CONTINUING OPERATIONS
     Outside Services – Outside services expenses increased 25.2 percent to $16.4 million for the six months ended June 30, 2007, compared with $13.1 million for year-ago period. This increase was due to higher outside legal fees and increased trading system expense related to volume increases in our European business. In addition, we incurred costs associated with implementing a new back-office system to support our capital markets business. We anticipate incurring additional implementation costs in the third quarter of 2007.
NET REVENUES FROM CONTINUING OPERATIONS (DETAIL)

	For the Six Months Ended
	June 30,		2007 vs.
(Dollars in thousands)	2007	2006	2006

Net revenues:
Investment banking
Financing
Equities	$81,511	$59,754	36.4%
Debt	45,273	36,725	23.3
Advisory services	36,582	40,525	(9.7)

Total investment banking	163,366	137,004	19.2

Institutional sales and trading
Equities	59,123	62,961	(6.1)
Fixed income	35,169	33,063	6.4

Total institutional sales and trading	94,292	96,024	(1.8)

Other income	1,868	7,181	(74.0)

Total net revenues	$259,526	$240,209	8.0%

     For the first six months of 2007, investment banking revenues increased 19.2 percent to $163.4 million, compared with $137.0 million in the first six months of 2006. Equity financing revenues increased 36.4 percent to $81.5 million for the six months ended June 30, 2007. This increase was due to a higher number of completed transactions and increased revenue per transaction. During the six months ended June 30, 2007, we completed 59 equity financings, raising $8.1 billion in capital, compared with 54 equity offerings, raising $7.5 billion in capital, during the six months ended June 30, 2006. Debt financing revenues for the six months ended June 30, 2007 increased 23.3 percent to $45.3 million, compared with the year-ago period. This increase resulted from increased corporate debt and public finance revenues. We were the sole underwriter of 232 public finance issues with a par value of $3.8 billion in the first six months of 2007, compared with 215 public finance issues with a par valued of $3.1 billion in the prior-year period. Advisory services revenues decreased 9.7 percent to $36.6 million for the six months ended June 30, 2007 due to a decline in U.S. merger and acquisition revenues. We completed 16 U.S. mergers and acquisitions transactions for the first six months of 2007, compared with 23 deals for the first six months of 2006.
     For the six months ended June 30, 2007, institutional sales and trading revenues were down slightly compared to the prior-year period. Equity institutional sales and trading revenue decreased 6.1 percent for the six months ended June 30, 2007, to $59.1 million. This decline is due to lower volumes and pressure by institutional clients to reduce commissions in our traditional equity sales and trading business. Partially offsetting this decrease is incremental sales and trading revenue from European sales and trading operations. Fixed income institutional sales and trading revenues increased 6.4 percent to $35.2 million for the six months ended June 30, 2007, compared with $33.1 million for the corresponding period in 2006. We were able to improve year-over-year performance through increased high-yield and structured product revenues.

DISCONTINUED OPERATIONS
     In the second half of 2007, discontinued operations recorded a net loss of $2.4 million. The underlying reasons for costs recorded to discontinued operations for the six months ended June 30, 2007 are substantially the same as those described in the discussion for the three months ended June 30, 2007.
Recent Accounting Pronouncements
     Recent accounting pronouncements are set forth in Note 3 to our unaudited consolidated financial statements and are incorporated herein by reference.
Critical Accounting Policies
     Our accounting and reporting policies comply with generally accepted accounting principles (“GAAP”) and conform to practices within the securities industry. The preparation of financial statements in compliance with GAAP and industry practices requires us to make estimates and assumptions that could materially affect amounts reported in our consolidated financial statements. Critical accounting policies are those policies that we believe to be the most important to the portrayal of our financial condition and results of operations and that require us to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by us to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical, including whether the estimates are significant to the consolidated financial statements taken as a whole, the nature of the estimates, the ability to readily validate the estimates with other information (e.g. third-party or independent sources), the sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be used under GAAP.
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

		Trading
	Trading	Securities Sold,
June 30, 2007	Securities Owned	But Not Yet
(Dollars in thousands)	or Pledged	Purchased

Fair value of securities excluding derivatives, based on quoted prices and independent sources	$761,379	$214,893
Fair value of securities excluding derivatives, as determined by management	5,559	—
Fair value of derivatives, as determined by management	31,619	3,640

	$798,557	$218,533

     Financial instruments carried at contract amounts that approximate fair value have short-term maturities (one year or less), are repriced frequently or bear market interest rates and, accordingly, are carried at amounts approximating fair value. Financial instruments carried at contract amounts on our consolidated statements of financial condition include receivables from and payables to brokers, dealers and clearing organizations, securities purchased under agreements to resell, securities sold under agreements to repurchase, receivables from and payables to customers and short-term financing.
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
GOODWILL AND INTANGIBLE ASSETS
     We record all assets and liabilities acquired in purchase acquisitions, including goodwill, at fair value as required by Statement of Financial Accounting Standards No. 141, “Business Combinations.” Determining the fair value of assets and liabilities acquired requires certain management estimates. In conjunction with the sale of our PCS branch network to UBS, we wrote-off $85.6 million of goodwill during the third quarter of 2006. At June 30, 2007, we had goodwill of $231.6 million, principally as a result of the 1998 acquisition of our predecessor, Piper Jaffray Companies Inc., and its subsidiaries by U.S. Bancorp.
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
     In determining the estimated fair value of stock options, we use the Black-Scholes option-pricing model. This model requires management to exercise judgment with respect to certain assumptions, including the expected dividend yield, the expected volatility, and the expected life of the options. The expected dividend yield assumption is based on the assumed dividend payout over the expected life of the option. The expected volatility assumption for grants subsequent to December 31, 2006 is based on a combination of our historical data and industry comparisons, as we have limited information on which to base our volatility estimates because we have only been a public company since the beginning of 2004. The expected volatility assumption for grants prior to December 31, 2006 were based solely on industry comparisons. The expected life of options assumption is based on the average of the following two factors: industry comparisons and the guidance provided by the SEC in Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 allowed the use of an “acceptable” methodology under which we can take the midpoint of the vesting date and the full contractual term. We believe our approach for calculating an expected life to be an appropriate method in light of the limited historical data regarding employee exercise behavior or employee post-termination behavior. Additional information regarding assumptions used in the Black-Scholes pricing model can be found in Note 16 to our unaudited consolidated financial statements.

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
     Under the terms of our separation and distribution agreement with U.S. Bancorp and ancillary agreements entered into in connection with the spin-off in December 2003, we generally are responsible for all liabilities relating to our business, including those liabilities relating to our business while it was operated as a segment of U.S. Bancorp under the supervision of its management and board of directors and while our employees were employees of U.S. Bancorp servicing our business. Similarly, U.S. Bancorp generally is responsible for all liabilities relating to the businesses U.S. Bancorp retained. However, in addition to our established reserves, U.S. Bancorp agreed to indemnify us in an amount up to $17.5 million for losses that result from certain matters, primarily third-party claims relating to research analyst independence. U.S. Bancorp has the right to terminate this indemnification obligation in the event of a change in control of our company. As of June 30, 2007, approximately $13.2 million of the indemnification remained available.
     As part of our asset purchase agreement with UBS, for the sale of our PCS branch network that closed in August 2006, UBS agreed to assume certain liabilities of the PCS business, including certain liabilities and obligations arising from litigation, arbitration, customer complaints and other claims related to the PCS business. In certain cases we have agreed to indemnify UBS for litigation matters after UBS has incurred costs of $6.0 million related to these matters. In addition, we have retained liabilities arising from regulatory matters and certain litigation relating to the PCS business prior to the sale.
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

     A significant component of our employees’ compensation is paid in an annual discretionary bonus. The timing of these bonus payments, which generally are paid in February, has a significant impact on our cash position and liquidity when paid.
     We currently do not pay cash dividends on our common stock.
     On April 13, 2007, we announced the signing of a definitive agreement to acquire FAMCO, a St. Louis-based investment management firm. The purchase price under the agreement is approximately $66.0 million in cash upon closing and future cash consideration based on financial performance of FAMCO in each of the 2008, 2009 and 2010 calendar years. We currently expect the transaction to close late in the third quarter of 2007. We anticipate funding the purchase of FAMCO through existing funding sources.
     On July 3, 2007, we entered into a definitive agreement to purchase all equity interests in Goldbond, an investment bank and financial services company based in Hong Kong. The purchase price under the agreement is $51.3 million, all of which will be paid in cash at the time of closing except $4.1 million to be paid in our restricted stock. The purchase price is subject to adjustment based on an audit of Goldbond’s consolidated net asset value as of March 31, 2007. We currently expect the transaction to close late in the third quarter of 2007. We anticipate funding the purchase of Goldbond through existing funding sources.
     In connection with the sale of our PCS branch network on August 14, 2006, our board of directors authorized the repurchase of up to $180 million in common shares through December 31, 2007. We executed an accelerated share repurchase under this authorization in the amount of $100 million during 2006. In the first quarter of 2007, we repurchased $10 million in common shares. During the second quarter of 2007, we did not repurchase any shares of outstanding common stock under this authorization due to the pending Goldbond announcement. We have $70.0 million remaining under authorization.
FUNDING SOURCES
     We have available discretionary short-term financing on both a secured and unsecured basis. Secured financing is obtained through the use of repurchase agreements and secured bank loans. Bank loans and repurchase agreements are typically collateralized by the firm’s securities inventory. Short-term funding is generally obtained at rates based upon the federal funds rate.
     To finance customer receivables we utilized an average of $5 million in short-term bank loans and an average of $1 million in securities lending arrangements in the second quarter of 2007. This compares to an average of $35 million in short-term bank loans and an average of $224 million in securities lending arrangements in the second quarter of 2006. The reduction in customer receivable financing from the second quarter of 2006 to the second quarter of 2007 was due to the sale of the PCS branch network and the related customer margin loans, which were financed in large part by securities lending arrangements. Average net repurchase agreements (excluding economic hedges) of $113 million and $120 million in the second quarter of 2007 and 2006, respectively, were primarily used to finance inventory. Growth in our securities inventory is generally financed through repurchase agreements. Bank financing supplements repurchase agreement financing as necessary. On June 30, 2007, we had $33 million in outstanding short-term bank financing.
     As of June 30, 2007, we had uncommitted credit agreements with banks totaling $675 million, comprised of $555 million in discretionary secured lines and $120 million in discretionary unsecured lines. We have been able to obtain necessary short-term borrowings in the past and believe we will continue to be able to do so in the future. We also have established arrangements to obtain financing using as collateral our securities held by our clearing bank or by another broker dealer at the end of each business day.
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

     At June 30, 2007, net capital under the SEC’s Uniform Net Capital Rule was $357.9 million and $356.1 million in excess of the minimum required net capital.
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

     We perform a daily historical simulated VaR analysis on substantially all of our trading positions, including fixed income, equities, convertible bonds and all associated economic hedges. This analysis includes empirical VaR and simulated VaR as described below. Consistent with industry practice, when calculating VaR we use a 95 percent confidence level and a one-day time horizon for calculating both empirical and simulated VaR. This means, that over time, there is a 1 in 20 chance that daily trading net revenues will fall below the expected daily trading net revenues by an amount at least as large as the reported VaR. There can be no assurance that actual losses occurring on any given day arising from changes in market conditions will not exceed the VaR amounts shown below or that such losses will not occur more than once in a 20-day trading period. Changes in VaR between reporting periods are generally due to changes in levels of risk exposure, volatilities and/or correlations among asset classes. We anticipate our aggregate VaR may increase in future periods as we commit more of our own capital to proprietary investments.
     We report an empirical VaR based on net realized trading revenue volatility. Empirical VaR presents an inclusive measure of our historical risk exposure, as it incorporates virtually all trading activities and types of risk including market, credit, liquidity and operational risk. The exhibit below presents VaR using the past 250 days of net trading revenue.
     The following table quantifies the empirical VaR for each component of market risk for the periods presented:

	At June 30,	At December 31,
(Dollars in thousands)	2007	2006
Interest Rate Risk	$470	$281
Equity Price Risk	293	261

Aggregate Undiversified Risk	763	542
Diversification Benefit	(219)	(112)

Aggregate Diversified Value-at-Risk	$544	$430
     The table below illustrates the daily high, low and average empirical VaR calculated for each component of market risk during the three months ended June 30, 2007 and the year ended December 31, 2006, respectively.

For the Six Months Ended June 30, 2007
(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$470	$354	$388
Equity Price Risk	293	257	279
Aggregate Undiversified Risk	763	623	667
Aggregate Diversified Value-at-Risk	544	411	446

For the Year Ended December 31, 2006
(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$355	$262	$308
Equity Price Risk	346	254	290
Aggregate Undiversified Risk	679	521	598
Aggregate Diversified Value-at-Risk	541	404	474
     We use simulated VaR for managing risk on a daily basis. Model-based This involves constructing a distribution of hypothetical daily changes in the value of our positions based on market risk factors embedded in the current portfolio and historical observations of daily changes in these factors. Simulated VaR derived from models has inherent limitations, including reliance on historical data to predict future market risk and the parameters established in creating the models that limit quantitative risk information outputs. Different VaR methodologies and distribution assumptions used in the models could produce materially different VaR numbers.
     The following table quantifies the simulated VaR for each component of market risk for the periods presented:

	At June 30,	At December 31,
(Dollars in thousands)	2007	2006
Interest Rate Risk	$588	$574
Equity Price Risk	421	177

Aggregate Undiversified Risk	1,009	751
Diversification Benefit	(286)	(150)

Aggregate Diversified Value-at-Risk	$723	$601
     Supplementary measures used to monitor and manage market risk exposure include net market position, duration exposure, option sensitivities, and inventory turnover. All metrics are aggregated by asset concentration and are used for monitoring limits and exception approvals.

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
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding disclosure. During the second quarter of our fiscal year ended December 31, 2007, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     There are no material changes from the legal proceedings previously disclosed in Part I, Item 3—“Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2006 and Part II, Item 1—“Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
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
There are risks associated with the pending acquisition of Goldbond.
     We announced the acquisition of Goldbond Capital Holdings Limited (“Goldbond”), an investment bank and financial services company based in Hong Kong. There are certain risks associated with this acquisition, including the following: the transaction may not be completed or completed within the expected timeframe, costs or difficulties relating to the integration of the Goldbond and Piper Jaffray businesses may be greater than expected and may adversely affect our results of operations and financial condition, the expected benefits of the Goldbond acquisition may take longer than anticipated to achieve and may not be achieved in their entirety or at all, and the proposed transaction would expand our international operations, which are subject to unique risks such as the risk of non-compliance with foreign laws and regulations and economic and political conditions in the countries where we operate.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2007.
     In addition, a third-party trustee makes open-market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.

				Total Number of
				Shares Purchased as	Approximate Dollar Value
	Total Number			Part of Publicly	of Shares that May Yet Be
	of Shares		Average Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased		per Share	Programs	or Programs(1)
Month #1 (April 1, 2007 to April 30, 2007)	3,409	(2)	$63.17	0
Month #2 (May 1, 2007 to May 31, 2007)	3,420	(2)	$63.51	0
Month #3 (June 1, 2007 to June 30, 2007)	2,435	(2)	$61.02	0

Total	9,264		$62.73	0	$70.0 million

(1)	On August 14, 2006 we announced that our board of directors had authorized the repurchase of up to $180 million of common shares over a period commencing with the closing of the sale of our PCS branch network to UBS and ending on December 31, 2007. We have $70 million of repurchase authorization remaining, and we expect to conduct open market share repurchases under this authorization through December 31, 2007.

(2)	Consists of shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Company’s 2007 annual meeting of shareholders was held on May 2, 2007. The holders of 16,035,338 shares of common stock, 84 percent of the outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy.

(c)	At the annual meeting, Andrew S. Duff, Samuel L. Kaplan and Frank L. Sims were elected as Class I directors to serve three-year terms expiring at the annual meeting of shareholders in 2010. The following table shows the vote totals for each of these individuals:

Name	Votes For	Authority Withheld
Andrew S. Duff	15,556,164	479,175
Samuel L. Kaplan	14,921,877	1,113,462
Frank L. Sims	15,790,228	245,111
     At the annual meeting, our shareholders also ratified the selection of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2007, and approved the amendment and restatement of the Company’s Amended and Restated Certificate of Incorporation to provide for the declassification of the Board of Directors. The following table indicates the specific voting results for each of these items:

				Broker
Proposal	Votes For	Votes Against	Abstentions	Non-Votes
Ratification of the selection of Ernst & Young LLP as the independent auditor for the year ended December 31, 2007.	15,909,508	105,650	20,180	0

Approval of the amendment and restatement of the Amended and Restated Certificate of Incorporation to provide for the declassification of our Board of Directors	15,767,400	214,338	53,598	0

ITEM 6. EXHIBITS

Exhibit		Method of
Number	Description	Filing
2.1	Equity Purchase Agreement, dated July 3, 2007, among Piper Jaffray Companies, all owners of the equity interests in Goldbond Capital Holdings Limited (“Sellers”), Ko Po Ming, and certain individuals and entities who are owners of certain Sellers	(1)

3.1	Amended and Restated Certificate of Incorporation	Filed herewith

3.2	Amended and Restated Bylaws	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(1)	Incorporated herein by reference to Item 2.1 of the Company’s Form 8-K, filed with the Commission on July 3, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 2007.

PIPER JAFFRAY COMPANIES

By	/s/ Andrew S. Duff

Its Chairman and Chief Executive Officer

By	/s/ Thomas P. Schnettler

Its Vice Chairman and Chief Financial Officer

Exhibit Index

Exhibit		Method of
Number	Description	Filing
2.1	Equity Purchase Agreement, dated July 3, 2007, among Piper Jaffray Companies, all owners of the equity interests in Goldbond Capital Holdings Limited (“Sellers”), Ko Po Ming, and certain individuals and entities who are owners of certain Sellers	(1)

3.1	Amended and Restated Certificate of Incorporation	Filed herewith

3.2	Amended and Restated Bylaws	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(1)	Incorporated herein by reference to Item 2.1 of the Company’s Form 8-K, filed with the Commission on July 3, 2007.