Form 10-Q
period 2007-09-30
PIPER JAFFRAY COMPANIES
filed 2007-11-09
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of November 2, 2007, the registrant had 17,496,059 shares of Common Stock outstanding.

Piper Jaffray Companies
Index to Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Piper Jaffray Companies
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2007	2006
(Amounts in thousands, except share data)	(Unaudited)
Assets

Cash and cash equivalents	$40,758	$39,903
Cash and cash equivalents segregated for regulatory purposes	20,000	25,000
Receivables:
Customers	113,012	51,441
Brokers, dealers and clearing organizations	120,271	312,874
Deposits with clearing organizations	26,837	30,223
Securities purchased under agreements to resell	134,042	139,927

Trading securities owned	602,857	776,684
Trading securities owned and pledged as collateral	150,302	89,842

Total trading securities owned	753,159	866,526

Fixed assets (net of accumulated depreciation and amortization of $54,283 and $48,603, respectively)	27,442	25,289
Goodwill	264,938	231,567
Intangible assets (net of accumulated amortization of $4,649 and $3,333, respectively)	17,854	1,467
Other receivables	38,857	39,347
Other assets	99,886	88,283

Total assets	$1,657,056	$1,851,847

Liabilities and Shareholders’ Equity

Payables:
Customers	$69,755	$83,899
Checks and drafts	12,403	13,828
Brokers, dealers and clearing organizations	63,626	210,955
Securities sold under agreements to repurchase	155,184	91,293
Trading securities sold, but not yet purchased	261,478	217,584
Accrued compensation	91,357	164,346
Other liabilities and accrued expenses	114,093	145,503

Total liabilities	767,896	927,408

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at September 30, 2007 and December 31, 2006;
Shares issued: 19,487,319 at September 30, 2007 and December 31, 2006;
Shares outstanding: 15,655,255 at September 30, 2007 and 16,984,474 at December 31, 2006	195	195
Additional paid-in capital	729,739	723,928
Retained earnings	352,784	325,684
Less common stock held in treasury at cost: 3,832,930 shares at September 30, 2007 and 2,502,845 shares at December 31, 2006	(194,482)	(126,026)
Other comprehensive income	924	658

Total shareholders’ equity	889,160	924,439

Total liabilities and shareholders’ equity	$1,657,056	$1,851,847

See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2007	2006	2007	2006
Revenues:

Investment banking	$50,276	$71,261	$208,881	$205,346
Institutional brokerage	31,624	36,618	111,451	119,436
Interest	15,003	16,663	46,229	44,869
Asset management	903	2	1,102	17
Other income	735	53	1,523	12,434

Total revenues	98,541	124,597	369,186	382,102

Interest expense	5,647	8,490	16,766	25,786

Net revenues	92,894	116,107	352,420	356,316

Non-interest expenses:

Compensation and benefits	54,343	69,079	206,166	202,656
Occupancy and equipment	7,201	6,878	23,772	21,705
Communications	6,040	5,761	18,296	16,737
Floor brokerage and clearance	3,564	3,759	11,255	9,807
Marketing and business development	6,064	5,820	18,125	17,121
Outside services	8,134	6,344	24,573	19,472
Cash award program	450	512	1,196	2,673
Other operating expenses	1,064	2,905	5,268	10,252

Total non-interest expenses	86,860	101,058	308,651	300,423

Income from continuing operations before income tax expense	6,034	15,049	43,769	55,893

Income tax expense	1,222	5,521	13,858	19,730

Net income from continuing operations	4,812	9,528	29,911	36,163

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	(456)	177,085	(2,811)	178,444

Net income	$4,356	$186,613	$27,100	$214,607

Earnings per basic common share
Income from continuing operations	$0.30	$0.53	$1.79	$1.97
Income/(loss) from discontinued operations	(0.03)	9.82	(0.17)	9.73

Earnings per basic common share	$0.27	$10.35	$1.62	$11.70

Earnings per diluted common share
Income from continuing operations	$0.28	$0.50	$1.70	$1.87
Income/(loss) from discontinued operations	(0.03)	9.29	(0.16)	9.25

Earnings per diluted common share	$0.26	$9.79	$1.54	$11.12

Weighted average number of common shares outstanding
Basic	16,096	18,031	16,743	18,348
Diluted	16,904	19,071	17,610	19,294
See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2007	2006
Operating Activities:

Net income	$27,100	$214,607
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,660	10,512
Gain on sale of PCS branch network	—	(327,749)
Deferred income taxes	3,822	(11,598)
Loss on disposal of fixed assets	304	—
Stock-based compensation	19,791	21,433
Amortization of intangible assets	1,316	1,200
Decrease (increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	5,000	(35,000)
Receivables:
Customers	(61,516)	33,058
Brokers, dealers and clearing organizations	192,541	(141,257)
Deposits with clearing organizations	3,386	24,701
Securities purchased under agreements to resell	5,885	44,952
Net trading securities owned	157,503	(113,311)
Other receivables	3,451	(5,099)
Other assets	(15,337)	(11,859)
Increase (decrease) in operating liabilities:
Payables:
Customers	(14,200)	(18,900)
Checks and drafts	(1,446)	(38,524)
Brokers, dealers and clearing organizations	(147,317)	275,066
Securities sold under agreements to repurchase	71,539	(13,527)
Accrued compensation	(74,409)	(41,662)
Other liabilities and accrued expenses	(31,849)	166,832

Net cash provided by operating activities	152,224	33,875

Investing Activities:

Sale of PCS branch network	—	701,861
Business acquisition, net of cash acquired	(52,681)	—
Purchases of fixed assets, net	(8,280)	(6,456)

Net cash provided by (used in) investing activities	(60,961)	695,405

Financing Activities:

Decrease in securities loaned	—	(234,676)
Decrease in securities sold under agreements to repurchase	(7,648)	(228,699)
Increase in short-term bank financing	—	50,000
Repayment of subordinated debt	—	(180,000)
Repurchase of common stock	(87,489)	(100,000)
Excess tax benefits from stock-based compensation	2,072	—
Proceeds from stock option transactions	2,383	—

Net cash used in financing activities	(90,682)	(693,375)

Currency adjustment:
Effect of exchange rate changes on cash	274	982

Net increase in cash and cash equivalents	855	36,887

Cash and cash equivalents at beginning of period	39,903	60,869

Cash and cash equivalents at end of period	$40,758	$97,756

Supplemental disclosure of cash flow information - Cash paid during the period for:
Interest	$17,058	$35,137
Income taxes	$4,115	$36,981

Non-cash financing activities -
Issuance of common stock for retirement plan obligations:
8,619 shares and 190,966 shares for the nine months ended September 30, 2007 and 2006 respectively	$598	$9,013
See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)
Note 1 Background
     Piper Jaffray Companies is the parent company of Piper Jaffray & Co. (“Piper Jaffray”), a securities broker dealer and investment banking firm; Piper Jaffray Ltd., a firm providing securities brokerage and investment banking services in Europe headquartered in London, England; Piper Jaffray Financial Products Inc., an entity that facilitates customer derivative transactions; Piper Jaffray Financial Products II Inc., an entity dealing primarily in variable rate municipal products; Fiduciary Asset Management, LLC (“FAMCO”), an entity providing asset management services to clients through separately managed accounts and closed end funds; and other immaterial subsidiaries. Piper Jaffray Companies and its subsidiaries (collectively, the “Company”) operate as one reporting segment providing investment banking services, institutional sales, trading and research services, and asset management services. As discussed more fully in Note 4, the Company completed the sale of its Private Client Services branch network and certain related assets to UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), on August 11, 2006, thereby exiting the Private Client Services (“PCS”) business.
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
Note 2 Summary of Significant Accounting Policies
     Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for a full description of the Company’s significant accounting policies. Changes to the Company’s significant accounting policies are described below.
Revenue Recognition
     Asset management – asset management fees, which are derived from providing contract investment advisory services, are recognized in the period in which services are provided. Fees are defined in client contracts as either fixed or based on a percentage of portfolio assets under management.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements, but its application may, for some entities, change current practice. Changes to current practice stem from the revised definition of fair value and the application of this definition within the framework established by SFAS 157. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on the Company’s consolidated results of operations and financial condition.
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
     In April 2007, the FASB issued FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. FSP FIN 39-1 is not expected to have a material affect on our consolidated financial statements.
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
     In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the results of PCS operations have been classified as discontinued operations for all periods presented. The Company recorded a loss from discontinued operations, net of tax, of $0.5 million and $2.8 million for the three months and nine months ended September 30, 2007, respectively, related to the cost of decommissioning a PCS-oriented back office system, litigation-related expenses and restructuring charges. The decommissioning of the PCS-oriented back office system was completed in the third quarter, and the Company does not expect to incur any additional costs related to this system. The Company may incur discontinued operations expense or income related to changes in litigation reserve estimates for retained PCS litigation matters and for changes in estimates to occupancy and severance restructuring charges if the facts that support the Company’s estimates change.
     In connection with the sale of the Company’s PCS branch network, the Company initiated a plan in 2006 to significantly restructure the Company’s support infrastructure. All restructuring costs related to the sale of the PCS branch network are included within discontinued operations in accordance with SFAS 144. See Note 13 for additional information regarding the Company’s restructuring activities.

Note 5 Acquisition of Fiduciary Asset Management, LLC
     On September 14, 2007, the Company acquired FAMCO, a St. Louis-based asset management firm, which significantly expands the Company’s asset management capabilities. At the time of closing, the Company recorded $33.4 million in goodwill, $17.7 million in identifiable intangible assets and $1.7 million in net assets in connection with this acquisition. The Company may make an additional cash payment for FAMCO of up to $15.1 million contingent on net new assets under management secured through December 15, 2007. In addition, the acquisition of FAMCO includes the potential for additional cash consideration to be paid in the form of three annual payments contingent upon revenue exceeding certain revenue run-rate thresholds. The amount of the three annual payments (assuming the revenue run-rate threshold has been met) will be equal to a percentage of earnings before income taxes, depreciation and amortization for the previous year. The percentage in 2008 is 120% and 110% in 2009 and 2010. An allocation of the purchase price, not including any additional cash payments described above, to assets acquired and liabilities assumed has been recorded as of September 30, 2007. For more information regarding the Company’s acquisition of FAMCO, please refer to the Company’s Form 8-K, filed with the SEC on September 14, 2007.
Note 6 Derivatives
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
     The Company uses interest rate swaps, interest rate locks, and forward contracts to facilitate customer transactions and as a means to manage risk in certain inventory positions. Interest rate swaps are also used to manage interest rate exposure associated with holding residual interest securities from the Company’s tender option bond program. In addition, the Company enters into total return loan swap agreements to receive the total return on $36.4 million in certain loan assets without transferring actual ownership of the underlying loan to the Company. As of September 30, 2007 and December 31, 2006, the Company was counterparty to notional/contract amounts of $7.2 billion and $5.8 billion, respectively, of derivative instruments.
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
     Fair values for derivative contracts represent amounts estimated to be received from or paid to a counterparty in settlement of these instruments. These derivatives are valued using quoted market prices when available or pricing models based on the net present value of estimated future cash flows. The valuation models used require inputs including contractual terms, market prices, yield curves, credit curves and measures of volatility. The net fair value of derivative contracts was approximately $24.9 million and $19.7 million as of September 30, 2007 and December 31, 2006, respectively.
Note 7 Securitizations
     In connection with its tender option bond program, the Company securitizes highly rated municipal bonds. At September 30, 2007 and December 31, 2006, the Company had $315.6 million and $279.2 million, respectively, of par value of municipal bonds in securitization. Each municipal bond is sold into a separate trust that is funded by the sale of variable rate certificates to institutional customers seeking variable rate tax-free investment products. These variable rate certificates reprice weekly. Securitization transactions meeting certain SFAS 140 criteria are treated as sales, with the resulting gain included in other income on the consolidated statements of operations. If a securitization does not meet the sale-of-asset requirements of SFAS 140, the transaction is recorded as a borrowing. The Company retains a residual interest in each structure and accounts for the residual interest as a trading security, which is recorded at fair value on the consolidated statements of financial condition. The fair value of retained interests was $8.9 million and $8.1 million at September 30, 2007 and December 31, 2006, respectively, with a weighted average life of 8.2 years and 8.4 years, respectively. The fair value of retained interests is estimated based on the present value of future cash flows using management’s best estimates of the key assumptions — expected yield, credit losses of 0 percent and a 12 percent discount rate. At September 30, 2007, the sensitivity of the current fair value of retained interests to immediate 10 percent and 20 percent adverse changes in the key economic assumptions was not material. The Company receives a fee to remarket the variable rate certificates derived from the securitizations.

     Certain cash flow activity for the municipal bond securitizations described above includes:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2007	2006
Proceeds from new securitizations	$48,471	$7,578
Remarketing fees received	95	106
Cash flows received on retained interests	4,569	5,525
     Three securitization transactions were designed such that they did not meet the asset sale requirements of SFAS 140, causing the Company to consolidate these trusts. Accordingly, the Company recorded an asset for the underlying bonds of $49.6 million and $51.2 million as of September 30, 2007 and December 31, 2006, respectively, in trading securities owned and a liability for the certificates sold by the trust for $48.6 million and $50.1 million as of September 30, 2007 and December 31, 2006, respectively, in other liabilities and accrued expenses on the consolidated statements of financial condition.
     The Company enters into interest rate swap agreements to manage interest rate exposure associated with holding the residual interest securities from its securitizations, which have been recorded at fair value and resulted in a liability of approximately $5.8 million and $5.7 million at September 30, 2007 and December 31, 2006, respectively.
     The Company has contracted with a major third-party financial institution to act as the liquidity provider for the Company’s tender option bond securitized trusts. The Company has agreed to reimburse this party for any losses associated with providing liquidity to the trusts. The maximum exposure to loss at September 30, 2007 was $288.7 million, representing the outstanding amount of all trust certificates at those dates. This exposure to loss is mitigated by the underlying bonds in the trusts, which are either AAA or AA rated. These bonds had a market value of approximately $300.3 million at September 30, 2007. The Company believes the likelihood it will be required to fund the reimbursement agreement obligation under any provision of the arrangement is remote, and accordingly, no liability for such a guarantee has been recorded in the accompanying consolidated financial statements.
Note 8 Receivables from and Payables to Brokers, Dealers and Clearing Organizations
     Amounts receivable from brokers, dealers and clearing organizations at September 30, 2007 and December 31, 2006 included:

	September 30,	December 31,
(Dollars in thousands)	2007	2006
Receivable arising from unsettled securities transactions, net	$—	$18,233
Deposits paid for securities borrowed	64,163	271,028
Receivable from clearing organizations	18,311	6,811
Securities failed to deliver	27,304	1,674
Other	10,493	15,128

	$120,271	$312,874

     Amounts payable to brokers, dealers and clearing organizations at September 30, 2007 and December 31, 2006 included:

	September 30,	December 31,
(Dollars in thousands)	2007	2006
Payable arising from unsettled securities transactions, net	$35,003	$—
Deposits received for securities loaned	—	189,214
Payable to clearing organizations	23,199	17,140
Securities failed to receive	5,246	4,531
Other	178	70

	$63,626	$210,955

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

Note 9 Trading Securities Owned and Trading Securities Sold, but Not Yet Purchased
     Trading securities owned and trading securities sold, but not yet purchased were as follows:

	September 30,	December 31,
(Dollars in thousands)	2007	2006
Owned:
Corporate securities:
Equity securities	$27,532	$14,163
Convertible securities	98,946	59,118
Fixed income securities	105,098	235,120
Asset-backed securities	151,900	158,108
U.S. government securities	26,328	10,715
Municipal securities	304,295	364,160
Other	39,060	25,142

	$753,159	$866,526

Sold, but not yet purchased:
Corporate securities:
Equity securities	$70,096	$31,452
Convertible securities	3,314	2,543
Fixed income securities	31,498	16,378
Asset-backed securities	86,485	51,001
U.S. government securities	62,783	109,719
Municipal securities	201	5
Other	7,101	6,486

	$261,478	$217,584

     At September 30, 2007 and December 31, 2006, trading securities owned in the amount of $150.3 million and $89.8 million, respectively, had been pledged as collateral for the Company’s repurchase agreements, secured borrowings and securities loaned activities.
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
Note 10 Goodwill and Intangible Assets
     The following table presents the changes in the carrying value of goodwill and intangible assets for the nine months ended September 30, 2007:

(Dollars in thousands)
Goodwill
Balance at December 31, 2006	$231,567
Goodwill acquired	33,371
Impairment losses	—

Balance at September 30, 2007	$264,938

(Dollars in thousands)
Intangible assets
Balance at December 31, 2006	$1,467
Intangible assets acquired	17,703
Amortization of intangible assets	(1,316)
Impairment losses	—

Balance at September 30, 2007	$17,854

     The addition of goodwill and intangible assets during 2007 were based on the purchase price allocation of FAMCO, which the Company acquired on September 14, 2007, as discussed in Note 5. Management identified $17.7 million of intangible assets, consisting principally of asset management contracts, that will be amortized over a weighted average life of 8.8 years.

     The following table illustrates the aggregate future amortization of the Company’s intangible assets:

(Dollars in thousands)
Years Ended December 31,	Amortization
Remainder of 2007	$961
2008	2,575
2009	2,423
2010	2,282
2011	2,148
Thereafter	7,465

Total	$17,854

Note 11 Financing
     The Company had uncommitted credit agreements with banks totaling $677 million at September 30, 2007, comprised of $557 million in discretionary secured lines under which no amount was outstanding at September 30, 2007 and December 31, 2006, and $120 million in discretionary unsecured lines under which no amount was outstanding at September 30, 2007 and December 31, 2006. In addition, the Company has established arrangements to obtain financing using as collateral the Company’s securities held by its clearing bank and by another broker dealer at the end of each business day. Repurchase agreements and securities loaned to other broker dealers are also used as sources of funding.
     The Company’s short-term financing bears interest at rates based on the federal funds rate. At September 30, 2007 and December 31, 2006, the weighted average interest rate on borrowings was 5.70 percent and 5.72 percent, respectively. At September 30, 2007 and December 31, 2006, no formal compensating balance agreements existed, and the Company was in compliance with all debt covenants related to these facilities.
Note 12 Legal Contingencies
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
     The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential complaints, legal actions, investigations and proceedings. In addition to the Company’s established reserves, U.S. Bancorp, from whom the Company spun-off on December 31, 2003, has agreed to indemnify the Company in an amount up to $17.5 million for certain legal and regulatory matters. Approximately $13.2 million of this amount remained available as of September 30, 2007.
     As part of the asset purchase agreement between UBS and the Company for the sale of the PCS branch network, UBS agreed to assume certain liabilities of the PCS business, including certain liabilities and obligations arising from litigation, arbitration, customer complaints and other claims related to the PCS business. In certain cases, we have agreed to indemnify UBS for litigation matters after UBS has incurred costs of $6.0 million related to these matters. In addition, we have retained liabilities arising from regulatory matters and certain litigation relating to the PCS business prior to the sale. The amount of exposure in excess of the $6.0 million indemnification threshold and for other PCS litigation matters deemed to be probable and reasonably estimable are included in the Company’s established reserves. Adjustment to litigation reserves for matters pertaining to the PCS business are included within discontinued operations on the consolidated statements of operations.
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
Note 13 Restructuring
     The Company implemented a specific restructuring plan in 2006 to reorganize the Company’s support infrastructure as a result of the PCS branch network sale to UBS.

     The restructuring charges included the cost of severance, benefits, outplacement costs and equity award accelerated vesting costs associated with the termination of employees. The severance amounts were determined based on a one-time severance benefit enhancement to the Company’s existing severance pay program in place at the time of termination notification and will be paid out over a benefit period of up to one year from the time of termination. Approximately 295 employees received a severance package. In addition, the Company incurred restructuring charges for contract termination costs related to the reduction of office space and the modification of technology contracts. Contract termination fees are determined based on the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires the recognition of a liability for contract termination under a cease-use date concept. The Company also incurred restructuring charges for the impairment or disposal of long-lived assets determined in accordance with SFAS 144. All restructuring costs related to the sale of the PCS branch network are included within discontinued operations in accordance with SFAS 144.
     For the nine months ended September 30, 2007, the Company incurred $0.4 million of expense to revise contract termination cost estimates.
     The following table presents a summary of activity with respect to the restructuring-related liabilities included in other liabilities and accrued expenses on the statements of financial condition:

PCS
(Dollars in thousands)	Restructuring
Balance at December 31, 2006	$28,583
Provisions charged to discontinued operations	382
Cash outlays	(13,117)
Non-cash write-downs	(398)

Balance at September 30, 2007	$15,450

Note 14 Shareholders’ Equity
Share Repurchase Program
     In the third quarter of 2006, the Company’s board of directors authorized the repurchase of up to $180.0 million in common shares through December 31, 2007. The Company executed an accelerated stock repurchase under this authorization in the amount of $100 million during 2006. During the nine months ended September 30, 2007, the Company repurchased 1,590,477 shares of the Company’s common stock at an average price of $50.28 per share for an aggregate purchase price of $80.0 million. This repurchase activity completed the $180.0 million share repurchase authorization.
Issuance of Shares
     During the nine months ended September 30, 2007, the Company reissued 8,619 common shares out of treasury in fulfillment of $0.6 million in obligations under the Piper Jaffray Companies Retirement Plan and reissued 255,410 common shares out of treasury as a result of vesting and exercise transactions under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (the “Long-Term Incentive Plan”).
Note 15 Earnings Per Share
     Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive restricted stock and stock options. The computation of earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2007	2006	2007	2006
Net income	$4,356	$186,613	$27,100	$214,607
Shares for basic and diluted calculations:
Average shares used in basic computation	16,096	18,031	16,743	18,348
Restricted stock	722	949	755	869
Stock options	86	91	112	77

Average shares used in diluted computation	16,904	19,071	17,610	19,294

Earnings per share:
Basic	$0.27	$10.35	$1.62	$11.70
Diluted	$0.26	$9.79	$1.54	$11.12

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
     The Company recorded compensation expense, net of estimated forfeitures, within continuing operations of $7.3 million and $5.4 million for the three months ended September 30, 2007 and 2006, respectively, and $19.7 million and $15.6 million for the nine months ended September 30, 2007 and 2006, respectively, related to employee stock option and restricted stock grants. The tax benefit related to the total compensation cost for stock-based compensation arrangements totaled $2.8 million and $2.1 million for the three months ended September 30, 2007 and 2006, respectively and $7.5 million and $6.0 million for the nine months ended September 30, 2007 and 2006, respectively.
     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model, which is based on assumptions such as the risk-free interest rate, the dividend yield, the expected volatility and the expected life of the option. The risk-free interest rate assumption is derived from the U.S. treasury bill rate with a maturity equal to the expected life of the option. The dividend yield assumption is derived from the assumed dividend payout over the expected life of the option. The expected volatility assumption for 2007 grants is derived from a combination of Company historical data and industry comparisons. The Company has only been a publicly traded company for approximately 45 months; therefore, it does not have sufficient historical data to determine an appropriate expected volatility solely from the Company’s own historical data. The expected life assumption is based on an average of the following two factors: 1) industry comparisons; and 2) the guidance provided by the SEC in Staff Accounting Bulletin No. 107, (“SAB 107”). SAB 107 allows the use of an “acceptable” methodology under which the Company can take the midpoint of the vesting date and the full contractual term. The following table provides a summary of the valuation assumptions used by the Company to determine the estimated value of stock option grants in Piper Jaffray Companies common stock for the nine months ended September 30, 2007:

	2007	2006
Weighted average assumptions in option valuation:
Risk-free interest rates	4.68%	4.55%
Dividend yield	0.00%	0.00%
Stock volatility factor	32.20%	40.08%
Expected life of options (in years)	6.00	6.00
Weighted average fair value of options granted	$28.57	$22.14
     The following table summarizes the changes in the Company’s outstanding stock options for the nine months ended September 30, 2007:

			Weighted Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term (Years)	Value
December 31, 2006	510,181	$43.25	7.8	$11,172,964
Granted	35,641	70.13
Exercised	(50,759)	46.92
Canceled	(20,989)	40.89

September 30, 2007	474,074	$44.98	7.3	$4,086,518

Options exercisable at September 30, 2007	183,497	$46.33	6.7	$1,334,023
     As of September 30, 2007, there was $1.5 million of total unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 1.6 years.
     Cash received from option exercises for the nine months ended September 30, 2007 was $2.4 million. The tax benefit realized for the tax deduction from option exercises totaled $0.9 million for the nine months ended September 30, 2007. There were no option exercis es for the nine months ended September 30, 2006.
     The following table summarizes the changes in the Company’s non-vested restricted stock for the nine months ended September 30, 2007:

		Weighted
	Non-Vested	Average
	Restricted	Grant Date
	Stock	Fair Value
December 31, 2006	1,556,801	$43.81
Granted	654,885	68.51
Vested	(314,905)	48.70
Canceled	(166,186)	49.40

September 30, 2007	1,730,595	$51.73
     As of September 30, 2007, there was $48.8 million of total unrecognized compensation cost related to restricted stock expected to be recognized over a weighted average period of 2.0 years.
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

Note 17 Geographic Areas
     The following table presents revenues and long-lived assets by geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
Revenues:
Domestic operations	$89,749	$106,615	$312,247	$330,995
International operations	3,145	9,492	40,173	25,321
Consolidated	$92,894	$116,107	$352,420	$356,316

	September 30,	December 31,
(Dollars in thousands)	2007	2006
Long-lived assets:
Domestic operations	$24,724	$22,503
International operations	2,718	2,786

Consolidated	$27,442	$25,289

Note 18 Net Capital Requirements and Other Regulatory Matters
     As a registered broker dealer and member firm of the Financial Industry Regulatory Authority (“FINRA”), Piper Jaffray is subject to the uniform net capital rule of the SEC and the net capital rule of the New York Stock Exchange (“NYSE”). Piper Jaffray has elected to use the alternative method permitted by the SEC rule, which requires that it maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as such term is defined in the SEC rule. Under the NYSE rule, the NYSE may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated debt, dividend payments and other equity withdrawals by Piper Jaffray are subject to certain notification and other provisions of the SEC and NYSE rules. In addition, Piper Jaffray is subject to certain notification requirements related to withdrawals of excess net capital.
     At September 30, 2007, net capital calculated under the SEC rule was $240.8 million, and exceeded the minimum net capital required under the SEC rule by $238.4 million.
     Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the Financial Services Authority (“FSA”). As of September 30, 2007, Piper Jaffray Ltd. was in compliance with the capital requirements of the FSA.
Note 19 Income Taxes
     The Company adopted the provisions of FIN 48 on January 1, 2007. Implementation of FIN 48 resulted in no adjustment to the Company’s liability for unrecognized tax benefits. As of the date of adoption the total amount of unrecognized tax benefits was $1.1 million, all of which relates to tax benefits that if recognized, would impact the annual effective tax rate. Included in the total liability for unrecognized tax benefits is $0.2 million of interest and penalties, both of which the Company recognizes as a component of income tax expense. The Company or one of its subsidiaries file income tax returns with the U.S. federal jurisdiction, all states, and various foreign jurisdictions. The Company is not subject to U.S. federal, state and local or non-U.S. income tax examination by tax authorities for taxable years before 2004.
     There was no change in the unrecognized tax benefit during the nine month period ended September 30, 2007.
Note 20 Acquisition of Goldbond Capital Holdings Limited
     On October 2, 2007, the Company acquired Goldbond Capital Holdings Limited (“Goldbond”), a Hong Kong-based investment bank which provides the Company with capital markets capabilities in Hong Kong. As consideration for the transaction, the Company paid $47.1 million in cash and $4.1 million in the form of restricted stock of the Company. An allocation of the purchase price will be recorded in the fourth quarter of 2007. For more information regarding the Company’s acquisition of Goldbond, please refer to the Company’s Form 8-K, filed with the SEC on July 3, 2007.

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
Executive Overview
     Our continuing operations are principally engaged in providing investment banking, institutional brokerage, asset management and related financial services to middle-market companies, private equity groups, public entities, non-profit entities and institutional investors in the United States, Europe and Asia. Our revenues are generated primarily through the receipt of advisory and financing fees earned on investment banking activities, commissions and sales credits earned on equity and fixed income institutional sales and trading activities, net interest earned on securities inventories, profits and losses from trading activities related to these securities inventories and asset management fees.
     The securities business is a human capital business; accordingly, compensation and benefits comprise the largest component of our expenses, and our performance is dependent upon our ability to attract, develop and retain highly skilled employees who are motivated and committed to providing the highest quality of service and guidance to our clients.
     Discontinued operations include the operating results of our Private Client Services (“PCS”) retail brokerage business and related restructuring costs. We closed on the sale of our PCS branch network and certain related assets to UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), on August 11, 2006. Our PCS retail brokerage business provided financial advice and a wide range of financial products and services to individual investors through a network of approximately 90 branch offices. In the third quarter of 2007, discontinued operations recorded a net loss of $0.5 million, which included costs related to decommissioning a retail-oriented back-office system, costs for PCS litigation-related expenses and additional restructuring charges. The decommissioning of our retail-oriented back-office system was completed in the third quarter and we do not anticipate incurring any additional expenses related to this system in the future. Costs associated with implementing a new back-office system to support our capital markets business are recorded in continuing operations. We may incur additional discontinued operations expenses or income in the future related to changes in litigation reserve estimates for retained PCS litigation matters and for changes in estimates to occupancy and severance restructuring charges if the facts that support our estimates change. See Notes 4 and 13 to our unaudited consolidated financial statements for a further discussion of our discontinued operations and restructuring.
     On September 14, 2007, we completed the acquisition of Fiduciary Asset Management, LLC (“FAMCO”) a St. Louis-based asset management firm that serves clients through separately managed accounts and closed end funds, and offers investment products that include traditional core equity, quantitative and hedged equity, master limited partnerships and fixed income. This acquisition significantly expands our asset management capabilities and helps to diversify our revenue base. FAMCO results of operations are included in our consolidated results of operations from the date of acquisition. At the time of closing, we paid $51.3 million in cash and may make an additional cash payment of up to $15.1 million contingent on new assets under management secured through December 15, 2007. In addition, we may pay future cash consideration contingent on the performance of FAMCO in each of the 2008, 2009 and 2010 calendar years.
     On October 2, 2007, we completed the acquisition of Goldbond Capital Holdings Limited (“Goldbond”), a Hong Kong investment bank, for $47.1 million in cash and $4.1 million in restricted stock. Goldbond focuses primarily on raising capital for and providing financial advisory services to companies listed or to be listed on the Hong Kong Stock Exchange. Our Asia platform now includes corporate finance, sales and trading, equity capital markets and research and will be referred to as Piper Jaffray Asia going forward.

     We plan to continue our focus on revenue growth through expansion of our capital markets and asset management businesses. Within our capital markets business, our efforts will be focused on growing our sector expertise, product depth and geographic reach. We expect that continued growth of both our capital markets and asset management businesses will come from a combination of organic growth and acquisitions. In addition, we have begun to use our own capital to a greater extent by engaging in principal activities that leverage our expertise. These activities include, among other things, proprietary positions in equity and debt securities of public and private companies, arbitrage trading strategies and private equity funds. We intend to increase the amount of capital we have committed to principal activities as opportunities arise. We anticipate leveraging our balance sheet with the addition of long-term debt to facilitate these growth initiatives. All of these growth initiatives will require investments in personnel and other expenses, which may have a short-term negative impact on our profitability as it may take time to develop meaningful revenues.
RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007
     The turmoil in the credit markets created challenging capital markets conditions in the third quarter of 2007, negatively impacting nearly all of our businesses. Net revenues from continuing operations for the three months ended September 30, 2007 were $92.9 million, a decline of 20.0 percent compared with the prior-year period. For the three months ended September 30, 2007, net income from continuing operations totaled $4.8 million, or $0.28 per diluted share, compared to $9.5 million, or $0.50 per diluted share, for the corresponding period in 2006. For the three months ended September 30, 2007, our net income, including continuing and discontinued operations, was $4.4 million, or $0.26 per diluted share, compared to net income of $186.6 million, or $9.79 per diluted share, for the prior-year period. Net income for the third quarter of 2006 included a gain of $179.7 million after tax and net of restructuring and transaction costs from the sale of our PCS branch network to UBS.
     For the nine months ended September 30, 2007, net revenues from continuing operations were $352.4 million, a slight decrease from the year-ago period. For the nine months ended September 30, 2007, net income from continuing operations totaled $29.9 million, or $1.70 per diluted share, compared to $36.2 million, or $1.87 per diluted share, for the corresponding period in 2006. Net income, including continuing and discontinued operations, for the nine months ended September 30, 2007 was $27.1 million, or $1.54 per diluted share, compared to net income of $214.6 million, or $11.12 per diluted share, for the prior-year period.
EXTERNAL FACTORS IMPACTING OUR BUSINESS
     Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Overall market conditions are a product of many factors, which are beyond our control and mostly unpredictable. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the volume and value of trading in securities, the volatility of the equity and fixed income markets, the level and shape of various yield curves, the demand for investment banking services as reflected by the number and size of equity and debt financings and merger and acquisition transactions, and the demand for asset management services as reflected by the amount of assets under management.
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

Results of Operations
FINANCIAL SUMMARY FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006
     The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the three months ended September 30, 2007 and September 30, 2006.

				Results of Operations
				as a Percentage of Net
	Results of Operations			Revenues

	For the Three Months Ended			For the Three Months Ended
	September 30,			September 30,
			2007
(Dollars in thousands)	2007	2006	v2006	2007	2006
Revenues:
Investment banking	$50,276	$71,261	(29.4)%	54.1%	61.4%
Institutional brokerage	31,624	36,618	(13.6)	34.0	31.5
Interest	15,003	16,663	(10.0)	16.2	14.4
Asset management	903	2	N/M	1.0	0.0
Other income	735	53	N/M	0.8	0.0

Total revenues	98,541	124,597	(20.9)	106.1	107.3

Interest expense	5,647	8,490	(33.5)	6.1	7.3

Net revenues	92,894	116,107	(20.0)	100.0	100.0

Non-interest expenses:
Compensation and benefits	54,343	69,079	(21.3)	58.5	59.5
Occupancy and equipment	7,201	6,878	4.7	7.8	5.9
Communications	6,040	5,761	4.8	6.5	5.0
Floor brokerage and clearance	3,564	3,759	(5.2)	3.8	3.2
Marketing and business development	6,064	5,820	4.2	6.5	5.0
Outside services	8,134	6,344	28.2	8.8	5.5
Cash award program	450	512	(12.1)	0.5	0.4
Other operating expenses	1,064	2,905	(63.4)	1.1	2.5

Total non-interest expenses	86,860	101,058	(14.0)	93.5	87.0

Income from continuing operations before tax expense	6,034	15,049	(59.9)	6.5	13.0

Income tax expense	1,222	5,521	(77.9)	1.3	4.8

Net income from continuing operations	4,812	9,528	(49.5)	5.2	8.2%

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	(456)	177,085	N/M	(0.5)	N/M

Net income	$4,356	$186,613	(97.7)%	4.7%	N/M

N/M — Not Meaningful
     For the three months ended September 30, 2007, net income, including continuing and discontinued operations, totaled $4.4 million. Net revenues from continuing operations decreased 20.0 percent to $92.9 million for the third quarter of 2007. The difficult capital markets conditions in the third quarter of 2007 negatively impacted nearly all of our businesses. For the three months ended September 30, 2007, investment banking revenues decreased 29.4 percent to $50.3 million, compared with revenues of $71.3 million in the prior-year period. This decline in investment banking revenues was primarily due to lower equity financing activity and lower advisory services revenue. Institutional brokerage revenues decreased 13.6 percent to $31.6 million for the third quarter of 2007, compared with $36.6 million in the corresponding period in the prior year, due primarily to increased trading losses as a result of the volatility in the markets. In the third quarter of 2007, net interest income increased to $9.4 million, compared with $8.2 million in the third quarter of 2006. In August 2006, we repaid $180 million in subordinated debt with proceeds from the sale of our PCS branch network, reducing interest expense. For the three months ended September 30, 2007, asset management fees were $0.9 million, of which substantially all was generated by FAMCO. In the third quarter of 2007, other income was $0.7 million, compared with $0.1 million in the prior-year period, as a result of other income gains recorded on our investments in private equity funds. Non-interest expenses decreased to $86.9 million for the three months ended September 30, 2007, from $101.1 million in the corresponding period in the prior year. This decrease was primarily due to lower compensation and benefits expenses.
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
     For the three months ended September 30, 2007, compensation and benefits expenses decreased 21.3 percent to $54.3 million, from $69.1 million in the corresponding period in 2006. This decrease was due to a decline in variable compensation costs resulting from lower revenues. Compensation and benefits expenses as a percentage of net revenues decreased to 58.5 percent for the third quarter of 2007, compared with 59.5 percent for the third quarter of 2006.
     Occupancy and Equipment - In the third quarter of 2007, occupancy and equipment expenses were $7.2 million, compared with $6.9 million for the corresponding period in 2006. This increase was primarily due to base rent increases associated with new leases during 2007.
     Communications - Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the three months ended September 30, 2007, communication expenses were $6.0 million, an increase of 4.8 percent from the prior-year period. This increase was due to higher market data service expenses from obtaining expanded services and price increases.
     Floor Brokerage and Clearance - For the three months ended September 30, 2007, floor brokerage and clearance expenses were $3.6 million, compared with $3.8 million for the three months ended September 30, 2006, a decrease of 5.2 percent. This decrease was attributed to a decline in clearing fees associated with lower equity trading activity. Partially offsetting this decrease were higher expenses associated with accessing electronic communication networks as we increased after-market support of deal-related stocks.
     Marketing and Business Development - Marketing and business development expenses include travel and entertainment and promotional and advertising costs. In the third quarter of 2007, marketing and business development expenses increased to $6.1 million, compared with $5.8 million in the third quarter of 2006.
     Outside Services - Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees and other professional fees. Outside services expenses increased to $8.1 million in the third quarter of 2007, compared with $6.3 million for the prior-year period, an increase of 28.2 percent. This increase primarily was due to expenses related to the implementation of a new back-office system to support our capital markets business, which we completed in the third quarter of 2007.
     Cash Award Program - As part of our spin-off from U.S. Bancorp in 2003, we established a cash award program pursuant to which we granted cash awards to a broad-based group of our employees. The award program was designed to aid in retention of employees and to compensate for the value of U.S. Bancorp stock options and restricted stock lost by our employees as a result of the spin-off. The cash awards are being expensed over a four-year period ending December 31, 2007. For the three months ended September 30, 2007, cash awards expense remained flat at $0.5 million, compared with the prior-year period. We anticipate incurring approximately $0.5 million of cash award expense within continuing operations in the fourth quarter of 2007.
     Other Operating Expenses - Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program, amortization of intangible assets and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses decreased to $1.1 million in the third quarter of 2007, compared with $2.9 million in third quarter of 2006, primarily due to a decline in litigation-related expenses. We anticipate other operating expenses will increase in future periods as a result of amortization of intangible assets acquired in the FAMCO acquisition.

     Income Taxes - For the three months ended September 30, 2007, our provision for income taxes from continuing operations was $1.2 million, equating to an effective tax rate of 20.3 percent. For the three months ended September 30, 2006, income taxes from continuing operations were $5.5 million, equating to an effective tax rate of 36.7 percent. The unusually low 20.3 percent effective tax rate for the third quarter of 2007 was a result of an increase in the expected ratio of municipal interest income, which is non-taxable, to taxable income and the sharp decline in pre-tax income. This tax rate is not representative of our annual effective tax rate, which was 31.7 percent for the nine months ended September 30, 2007.
NET REVENUES FROM CONTINUING OPERATIONS (DETAIL)

	For the Three Months Ended
	September 30,		2007 vs.
(Dollars in thousands)	2007	2006	2006
Net revenues:
Investment banking
Financing
Equities	$18,211	$31,417	(42.0)%
Debt	18,211	19,395	(6.1)
Advisory services	16,120	21,948	(26.6)

Total investment banking	52,542	72,760	(27.8)

Institutional sales and trading
Equities	25,192	27,946	(9.9)
Fixed income	13,649	15,814	(13.7)

Total institutional sales and trading	38,841	43,760	(11.2)

Asset management	903	2	N/M

Other income	608	(415)	N/M

Total net revenues	$92,894	$116,107	(20.0)%

N/M — Not Meaningful
     Investment banking revenues comprise all the revenues generated through financing and advisory services activities including derivative activities that relate to debt financing. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.
     For the three months ended September 30, 2007, investment banking revenues decreased 27.8 percent to $52.5 million, compared with $72.8 million in the corresponding period in the prior year. The adverse market conditions in the third quarter significantly impacted investment banking revenues, particularly within the equity finance business. Equity financing revenues declined 42.0 percent to $18.2 million, compared with $31.4 million in the corresponding period in the prior year. The decrease was due to a sharp decline in number of completed public offerings in the healthcare and consumer sectors and a decline in the average revenues per transaction. In the third quarter of 2007, we completed 14 equity financings, raising $2.4 billion in capital, compared with 20 equity financings, raising $2.0 billion in capital, in the prior-year period. In the third quarter of 2007, debt financing revenues decreased 6.1 percent to $18.2 million due to a decline in taxable debt financing revenues. Public finance revenues were consistent with the prior year period as higher revenues per transaction offset a reduction in the number of underwritings. We were the sole underwriter of 91 municipal issues with a par value of $1.3 billion during the third quarter of 2007, compared with 111 municipal issues with a par value of $1.5 billion in the prior-year period. Advisory services revenues decreased 26.6 percent to $16.1 million in the third quarter of 2007. This decrease in revenues was due to lower average revenues per transaction as we completed 12 mergers and acquisitions transactions during the third quarter of 2007, compared with 9 mergers and acquisitions transactions in the prior-year period.

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
     For the three months ended September 30, 2007, institutional sales and trading revenues were $38.8 million, a decline of 11.2 percent compared with the prior-year period. Equity institutional sales and trading revenue decreased 9.9 percent, to $25.2 million due to higher trading losses resulting from greater market volatility during the quarter. Fixed income institutional sales and trading revenues decreased 13.7 percent to $13.6 million in the third quarter of 2007. This decline was a result of increased trading losses in high yield and structured products and taxable products.
     Asset management fees include FAMCO asset management advisory services and management fees from our private equity funds. In the third quarter of 2007, asset management fees were $0.9 million due primarily to the acquisition of FAMCO, which was completed in September 2007.
     Other income/loss includes gains and losses from our investments in private equity and venture capital funds as well as other firm investments. In addition, other income/loss included interest expense from our subordinated debt prior to its repayment in August 2006. In the third quarter of 2007, other income totaled $0.6 million, compared with a loss of $0.4 million in the three months ended September 30, 2006. In the third quarter of 2006, we repaid $180 million in subordinated debt, resulting in lower on-going interest expense.
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
     In the third quarter of 2007, discontinued operations recorded a net loss of $0.5 million that included costs related to decommissioning a retail-oriented back-office system, PCS litigation-related expenses and restructuring charges. The decommissioning of our retail-oriented back-office system was completed in the third quarter of 2007 and we do not expect to incur any additional costs related to this system. We may incur discontinued operations expense or income in future periods related to changes in litigation reserve estimates for retained PCS litigation matters and for changes in estimates to occupancy and severance restructuring charges if the facts that support our estimates change. See Note 4 and Note 13 to our unaudited consolidated financial statements for further discussion of our discontinued operations and restructuring activities.

FINANCIAL SUMMARY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
     The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the nine months ended September 30, 2007 and September 30, 2006.

				Results of Operations
				as a Percentage of Net
	Results of Operations			Revenues

	For the Nine Months Ended			For the Nine Months Ended
	September 30,			September 30,
			2007
(Dollars in thousands)	2007	2006	v2006	2007	2006
Revenues:
Investment banking	$208,881	$205,346	1.7%	59.3%	57.6%
Institutional brokerage	111,451	119,436	(6.7)	31.6	33.5
Interest	46,229	44,869	3.0	13.1	12.6
Asset management	1,102	17	N/M	0.3	0.0
Other income	1,523	12,434	(87.8)	0.5	3.5

Total revenues	369,186	382,102	(3.4)	104.8	107.2

Interest expense	16,766	25,786	(35.0)	4.8	7.2

Net revenues	352,420	356,316	(1.1)	100.0	100.0

Non-interest expenses:
Compensation and benefits	206,166	202,656	1.7	58.5	56.9
Occupancy and equipment	23,772	21,705	9.5	6.8	6.1
Communications	18,296	16,737	9.3	5.2	4.7
Floor brokerage and clearance	11,255	9,807	14.8	3.2	2.7
Marketing and business development	18,125	17,121	5.9	5.1	4.8
Outside services	24,573	19,472	26.2	7.0	5.5
Cash award program	1,196	2,673	(55.3)	0.3	0.7
Other operating expenses	5,268	10,252	(48.6)	1.5	2.9

Total non-interest expenses	308,651	300,423	2.7	87.6	84.3

Income from continuing operations before tax expense	43,769	55,893	(21.7)	12.4	15.7

Income tax expense	13,858	19,730	(29.8)	3.9	5.6

Net income from continuing operations	29,911	36,163	(17.3)	8.5	10.1%

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	(2,811)	178,444	N/M	(0.8)	N/M

Net income	$27,100	$214,607	(87.4)%	7.7%	N/M

N/M — Not Meaningful
     Except as discussed below, the description of non-interest expenses from continuing operations, net revenues from continuing operations and discontinued operations as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion, and the statements in the foregoing discussion also apply.

     For the nine months ended September 30, 2007, net income, which includes both continuing and discontinued operations, totaled $27.1 million, compared with $214.6 million from the year-ago period. The nine months ended September 30, 2006 included a gain of $169.1 million after tax and net of restructuring and transaction costs from the sale of our PCS branch network to UBS. Net revenues from continuing operations decreased slightly to $352.4 million for the nine months ended September 30, 2007, compared with the corresponding period in the prior year. Investment banking revenues increased 1.7 percent to $208.9 million for the nine months ended September 30, 2007, compared with revenues of $205.3 million in the prior-year period. This increase was a result of higher equity and debt financing revenues, offset by a decline in advisory services revenues. Institutional brokerage revenues decreased 6.7 percent over the prior-year period to $111.5 million as a result of decreased equity commissions due to lower trading volumes. Net interest income for the first nine months of 2007 increased to $29.5 million, up from $19.1 million for the first nine months of 2006. This increase was primarily driven by significantly reduced borrowing needs following the sale of our PCS branch network in August 2006. For the nine months ended September 30, 2007, asset management fees were $1.1 million, primarily as a result of the FAMCO acquisition completed in September 2007. Other income for the nine months ended September 30, 2007 was $1.5 million, compared with $12.4 million for the corresponding period in the prior year. In the first nine months of 2006, we recorded a $9.3 million gain related to our ownership of two seats on the New York Stock Exchange, Inc. (“NYSE”), which were exchanged for cash and restricted shares of the NYSE Group, Inc. Non-interest expenses increased to $308.7 million for the nine months ended September 30, 2007, from $300.4 million for the nine months ended September 30, 2006. This increase was attributable to increased benefits expenses and increased outside services expense due to costs related to implementation of a new back-office system to support our capital markets business.
NON-INTEREST EXPENSES FROM CONTINUING OPERATIONS
     Compensation and Benefits - For the nine months ended September 30, 2007, compensation and benefits expenses increased to $206.2 million, from $202.7 million in the corresponding period in 2006. Compensation and benefits expenses as a percentage of net revenues increased to 58.5 percent for the nine months ended September 30, 2007, compared with 56.9 percent for the corresponding period in 2006. The $9.3 million gain related to our ownership of two seats on the NYSE lowered our compensation ratio by 150 basis points for the nine months ended September 30, 2006. Excluding this gain, our compensation ratio for the nine months ended September 30, 2006 was flat compared to the nine months ended September 30, 2007.
     Occupancy and Equipment – For the nine months ended September 30, 2007, occupancy and equipment expenses were $23.8 million, compared with $21.7 million in the prior year period, an increase of 9.5 percent. In the second quarter of 2007, we incurred costs of $0.9 million to relocate office space in New York City. We also have incurred increased base rent costs associated with new and existing locations during 2007.
     Floor Brokerage and Clearance - For the nine months ended September 30, 2007, floor brokerage and clearance expenses were $11.3 million, compared with $9.8 million for the corresponding period in 2006. This increase was attributable to higher expenses associated with accessing electronic communication networks as we increased after-market support of deal-related stocks.
     Income Taxes - For the nine months ended September 30, 2007, our provision for income taxes from continuing operations was $13.9 million, equating to an effective tax rate of 31.7 percent. For the nine months ended September 30, 2006, income taxes from continuing operations were $19.7 million, equating to an effective tax rate of 35.3 percent. The decreased effective tax rate for the nine months ended September 30, 2007, was attributable to an increase in the ratio of non-taxable municipal interest income to total taxable income.

NET REVENUES FROM CONTINUING OPERATIONS (DETAIL)

	For the Nine Months Ended
	September 30,		2007 vs.
(Dollars in thousands)	2007	2006	2006
Net revenues:
Investment banking
Financing
Equities	$98,996	$91,171	8.6%
Debt	63,513	56,120	13.2
Advisory services	52,702	62,473	(15.6)

Total investment banking	215,211	209,764	2.6

Institutional sales and trading
Equities	85,049	90,907	(6.4)
Fixed income	48,978	48,877	0.2

Total institutional sales and trading	134,027	139,784	(4.1)

Asset management	1,102	17	N/M

Other income	2,080	6,751	(69.2)

Total net revenues	$352,420	$356,316	(1.1)%

N/M — Not Meaningful
     For the nine months ended September 30, 2007, investment banking revenues increased 2.6 percent to $215.2 million, compared with $209.8 million in the prior-year period. Equity financing revenues were $99.0 million, an increase of 8.6 percent, which was due to higher revenues per transaction. During the nine months ended September 30, 2007, we completed 73 equity financings, raising $10.5 billion in capital, compared with 74 equity offerings, raising $9.5 billion in capital, during the nine months ended September 30, 2006. For the nine months ended September 30, 2007, debt financing revenues rose 13.2 percent to $63.5 million. This increase resulted from higher public finance revenues due to increased average revenues per transaction. We were the sole underwriter of 324 public finance issues with a par value of $5.1 billion in the first nine months of 2007, compared with 329 public finance issues with a par value of $4.7 billion in the prior-year period. Advisory services revenues decreased 15.6 percent to $52.7 million for the nine months ended September 30, 2007 due to a decline in our domestic merger and acquisition revenues. We completed 29 U.S. mergers and acquisitions transactions for the first nine months of 2007, compared with 33 deals for the first nine months of 2006.
     For the nine months ended September 30, 2007, institutional sales and trading revenues declined 4.1 percent to $134.0 million, compared with the prior-year period. Equity institutional sales and trading revenue decreased 6.4 percent to $85.0 million, due to lower volumes and lower commission rates. Fixed income institutional sales and trading revenues were flat for the nine months ended September 30, 2007, compared with the corresponding period in 2006.
DISCONTINUED OPERATIONS
     For the nine months ended September 30, 2007, discontinued operations recorded a net loss of $2.8 million. The underlying reasons for costs recorded to discontinued operations for the nine months ended September 30, 2007 are substantially the same as those described in the discussion for the three months ended September 30, 2007.

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

		Trading
	Trading	Securities Sold,
September 30, 2007	Securities Owned	But Not Yet
(Dollars in thousands)	or Pledged	Purchased
Fair value of securities excluding derivatives, based on quoted prices and independent sources	$711,620	$254,377
Fair value of securities excluding derivatives, as determined by management	9,311	—
Fair value of derivatives, as determined by management	32,228	7,101

	$753,159	$261,478

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
GOODWILL AND INTANGIBLE ASSETS
     We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value as required by Statement of Financial Accounting Standards No. 141, “Business Combinations.” Determining the fair value of assets and liabilities acquired requires certain management estimates. In September 2007, we recorded $33.4 million of goodwill and $17.7 million of identifiable intangible assets related to the acquisition of FAMCO. At September 30, 2007, we had goodwill of $264.9 million. Of this goodwill balance, $220.0 million is a result of the 1998 acquisition of our predecessor, Piper Jaffray Companies Inc., and its subsidiaries by U.S. Bancorp. In conjunction with the sale of our PCS branch network to UBS, we wrote-off $85.6 million of goodwill during the third quarter of 2006.
     Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we are required to perform impairment tests of our goodwill and indefinite-lived intangible assets annually and more frequently in certain circumstances. We have elected to test for goodwill impairment in the fourth quarter of each calendar year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of our two operating segments based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value. We completed our last goodwill impairment test as of October 31, 2006, and no impairment was identified.

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
     In determining the estimated fair value of stock options, we use the Black-Scholes option-pricing model. This model requires management to exercise judgment with respect to certain assumptions, including the expected dividend yield, the expected volatility, and the expected life of the options. The expected dividend yield assumption is derived from the assumed dividend payout over the expected life of the option. The expected volatility assumption for grants subsequent to December 31, 2006 was derived from a combination of our historical data and industry comparisons, as we had limited information on which to base our volatility estimates because we have only been a public company since the beginning of 2004. The expected volatility assumption for grants prior to December 31, 2006 were based solely on industry comparisons. The expected life of options assumption is derived from the average of the following two factors: industry comparisons and the guidance provided by the SEC in Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 allowed the use of an “acceptable” methodology under which we can take the midpoint of the vesting date and the full contractual term. We believe our approach for calculating an expected life to be an appropriate method in light of the limited historical data regarding employee exercise behavior or employee post-termination behavior. Additional information regarding assumptions used in the Black-Scholes pricing model can be found in Note 16 to our unaudited consolidated financial statements.

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
     Under the terms of our separation and distribution agreement with U.S. Bancorp and ancillary agreements entered into in connection with the spin-off in December 2003, we generally are responsible for all liabilities relating to our business, including those liabilities relating to our business while it was operated as a segment of U.S. Bancorp under the supervision of its management and board of directors and while our employees were employees of U.S. Bancorp servicing our business. Similarly, U.S. Bancorp generally is responsible for all liabilities relating to the businesses U.S. Bancorp retained. However, in addition to our established reserves, U.S. Bancorp agreed to indemnify us in an amount up to $17.5 million for losses that result from certain matters, primarily third-party claims relating to research analyst independence. U.S. Bancorp has the right to terminate this indemnification obligation in the event of a change in control of our company. As of September 30, 2007, approximately $13.2 million of the indemnification remained available.
     As part of the asset purchase agreement for the sale of our PCS branch network to UBS that closed in August 2006, UBS agreed to assume certain liabilities of the PCS business, including certain liabilities and obligations arising from litigation, arbitration, customer complaints and other claims related to the PCS business. In certain cases we have agreed to indemnify UBS for litigation matters after UBS has incurred costs of $6.0 million related to these matters. In addition, we have retained liabilities arising from regulatory matters and certain PCS litigation arising prior to the sale.
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
     We have a liquid balance sheet. Most of our assets consist of cash and assets readily convertible into cash. Securities inventories are stated at fair value and are generally readily marketable in most market conditions. Receivables and payables with customers and brokers and dealers usually settle within a few days. As part of our liquidity strategy, we emphasize diversification of funding sources. We utilize a mix of funding sources and, to the extent possible, maximize our lower-cost financing alternatives. Our assets are financed by our cash flows from operations, equity capital, proceeds from securities sold under agreements to repurchase and bank lines of credit. The fluctuations in cash flows from financing activities are directly related to daily operating activities from our various businesses.

     A significant component of our employees’ compensation is paid in an annual discretionary bonus. The timing of these bonus payments, which generally are paid in February, has a significant impact on our cash position and liquidity when paid.
     We currently do not pay cash dividends on our common stock.
     In August 2006, we sold our PCS branch network to UBS for approximately $750 million. Most of these proceeds have been either redeployed to our shareholders or invested back into our business. The following summarizes the use of these proceeds: approximately $100 million was used to repay stock loan liabilities related to financing the PCS customer margin accounts receivable, $180 million was utilized to extinguish our subordinated debt, $180 million was utilized to repurchase our outstanding common stock, $160 million was paid in corporate and state income taxes on the PCS sale gain, $51 million was used in September 2007 to purchase FAMCO and $47 million was used in October 2007 to purchase Goldbond.
     As of September 30, 2007, our balance sheet is not leveraged with any long-term debt. We anticipate adding long-term debt financing to facilitate certain growth initiatives.
FUNDING SOURCES
     We have available discretionary short-term financing on both a secured and unsecured basis. Secured financing is obtained through the use of repurchase agreements and secured bank loans. Repurchase agreements and bank loans are typically collateralized by the firm’s securities inventory. Short-term funding is generally obtained at rates based upon the federal funds rate.
     To finance customer receivables we utilized an average of $5 million in short-term bank loans and an average of $0.4 million in securities lending arrangements in the third quarter of 2007. This compares to an average of $4 million in short-term bank loans and an average of $81 million in securities lending arrangements in the third quarter of 2006. Average net repurchase agreements (excluding economic hedges) of $83 million and $55 million in the third quarter of 2007 and 2006, respectively, were primarily used to finance inventory. Growth in our securities inventory is generally financed through repurchase agreements. Bank financing supplements repurchase agreement financing as necessary. On September 30, 2007, we had no outstanding short-term bank financing.
     As of September 30, 2007, we had uncommitted credit agreements with banks totaling $677 million, comprised of $557 million in discretionary secured lines and $120 million in discretionary unsecured lines. We have been able to obtain necessary short-term borrowings in the past and believe we will continue to be able to do so in the future. We also have established arrangements to obtain financing using as collateral our securities held by our clearing bank or by another broker dealer at the end of each business day.
CONTRACTUAL OBLIGATIONS
     Our contractual obligations have not materially changed from those reported in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2006.
CAPITAL REQUIREMENTS
     As a registered broker dealer and member firm of the Financial Industry Regulatory Authority (“FINRA”), our broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of the NYSE. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. The NYSE may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rule and the net capital rule of the NYSE. We expect that these provisions will not impact our ability to meet current and future obligations. In addition, we are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. Piper Jaffray Ltd., our registered United Kingdom broker dealer subsidiary, is subject to the capital requirements of the U.K. Financial Services Authority.
     At September 30, 2007, net capital under the SEC’s Uniform Net Capital Rule was $240.8 million and $238.4 million in excess of the minimum required net capital.

Off-Balance Sheet Arrangements
     We enter into various types of off-balance sheet arrangements in the ordinary course of business. We hold retained interests in non-consolidated entities, incur obligations to commit capital to non-consolidated entities, enter into derivative transactions, enter into non-derivative guarantees, commit to short-term “bridge loan” financing for our clients, make commitments to underwrite corporate debt and enter into other off-balance sheet arrangements.
     We enter into arrangements with special-purpose entities (“SPEs”), also known as variable interest entities. SPEs are corporations, trusts or partnerships that are established for a limited purpose. SPEs, by their nature, generally are not controlled by their equity owners, as the establishing documents govern all material decisions. Our primary involvement with SPEs relates to securitization transactions related to our tender option bond program in which highly rated fixed rate municipal bonds are sold to an SPE. We follow Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a Replacement of FASB Statement No. 125,” (“SFAS 140”), to account for securitizations and other transfers of financial assets. Therefore, we derecognize financial assets transferred in securitizations provided that such transfer meets all of the SFAS 140 criteria. See Note 7, “Securitizations,” in the notes to our unaudited consolidated financial statements for a complete discussion of our securitization activities.
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
     We enter into derivative contracts in a principal capacity as a dealer to satisfy the financial needs of clients. We also use derivative products to manage the interest rate and market value risks associated with our security positions. In addition, we enter into loan swap agreements to receive the total return of certain loan assets without transferring actual ownership of the underlying loan to us. For a complete discussion of our activities related to derivative products, see Note 6, “Derivatives,” in the notes to our unaudited consolidated financial statements.
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
     The following table quantifies the empirical VaR for each component of market risk for the periods presented:

	At September 30,	At December 31,
(Dollars in thousands)	2007	2006
Interest Rate Risk	$609	$281
Equity Price Risk	371	261

Aggregate Undiversified Risk	980	542
Diversification Benefit	(221)	(112)

Aggregate Diversified Value-at-Risk	$759	$430
     The table below illustrates the daily high, low and average empirical VaR calculated for each component of market risk during the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively.

For the Nine Months Ended September 30, 2007
(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$609	$354	$439
Equity Price Risk	372	257	296
Aggregate Undiversified Risk	981	623	735
Aggregate Diversified Value-at-Risk	759	411	513

For the Year Ended December 31, 2006
(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$355	$262	$308
Equity Price Risk	346	254	290
Aggregate Undiversified Risk	679	521	598
Aggregate Diversified Value-at-Risk	541	404	474

     We use simulated VaR for managing risk on a daily basis. Simulated VaR involves constructing a distribution of hypothetical daily changes in the value of our positions based on market risk factors embedded in the current portfolio and historical observations of daily changes in these factors. These models have inherent limitations, including reliance on historical data to predict future market risk and the parameters established in creating the models that limit quantitative risk information outputs. Different VaR methodologies and distribution assumptions used in the models could produce materially different VaR numbers.
     The following table quantifies the simulated VaR for each component of market risk for the periods presented:

	At September 30,	At December 31,
(Dollars in thousands)	2007	2006
Interest Rate Risk	$908	$574
Equity Price Risk	308	177

Aggregate Undiversified Risk	1,216	751
Diversification Benefit	(257)	(150)

Aggregate Diversified Value-at-Risk	$959	$601
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
     During the third quarter of fiscal 2007, we decommissioned a retail-oriented back office system and completed the conversion to a new back-office system. Our back-office system is responsible for the execution, comparison and settlement of securities transactions, and as a result, it has a material impact on our operations and our ability to properly process and record financial information. Implementation of this system required us to revise certain key financial statement controls. Except for the change relating to the conversion of our back-office system, during the third quarter of our fiscal year ended December 31, 2007, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The following supplements and amends our discussion set forth under Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.
Initial Public Offering Allocation Litigation
     Plaintiffs petitioned the Second Circuit for rehearing and rehearing en banc of its decision. The Second Circuit denied the petition for rehearing. Plaintiffs have filed amended complaints in the class certification focus cases.
Initial Public Offering Fee Antitrust Litigation
     The Second Circuit reversed and remanded the decision denying class certification.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2007.
     In addition, a third-party trustee makes open-market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.

				Total Number of
				Shares Purchased as	Approximate Dollar Value
	Total Number			Part of Publicly	of Shares that May Yet Be
	of Shares		Average Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased		per Share	Programs	or Programs(1)
Month #1 (July 1, 2007 to July 31, 2007)	846,397	(2)	$49.17	846,140	$28 million
Month #2 (August 1, 2007 to August 31, 2007)	586,792	(3)	$48.45	585,650	$0
Month #3 (September 1, 2007 to September 30, 2007)	0		$0	0	$0

Total	1,433,189		$48.87	1,431,790

(1)	On August 14, 2006 we announced that our board of directors had authorized the repurchase of up to $180 million of common shares over a period commencing with the closing of the sale of our PCS branch network to UBS and ending on December 31, 2007. On August 8, 2007, we completed the repurchase authorization.

(2)	Consists of 846,140 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price per share of $49.17, and 257 shares of common stock from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $55.73.

(3)	Consists of 585,650 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price per share of $48.44, and 1,142 shares of common stock from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $53.42.

ITEM 6. EXHIBITS

Exhibit		Method of
Number	Description	Filing
2.1	Amendment to Agreement of Purchase and Sale dated September 14, 2007 among Piper Jaffray Companies, Piper Jaffray Investment Management Inc. (formerly known as Piper Jaffray Newco Inc.), WG CAR, LLC, Charles D. Walbrandt, Joseph E. Gallagher, Jr., Wiley D. Angell, James J. Cunnane, Jr. and Mohammed Riad.	(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(1)	Incorporated herein by reference to Item 2.2 of the Company’s Form 8-K, filed with the Commission on September 14, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2007.

PIPER JAFFRAY COMPANIES
By	/s/ Andrew S. Duff
Its Chairman and Chief Executive Officer

By	/s/ Thomas P. Schnettler
Its Vice Chairman and Chief Financial Officer

Exhibit Index

Exhibit		Method of
Number	Description	Filing
2.1	Amendment to Agreement of Purchase and Sale dated September 14, 2007 among Piper Jaffray Companies, Piper Jaffray Investment Management Inc. (formerly known as Piper Jaffray Newco Inc.), WG CAR, LLC, Charles D. Walbrandt, Joseph E. Gallagher, Jr., Wiley D. Angell, James J. Cunnane, Jr. and Mohammed Riad.	(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(1)	Incorporated herein by reference to Item 2.2 of the Company’s Form 8-K, filed with the Commission on September 14, 2007.