Form 10-K
period 2007-12-31
PIPER JAFFRAY COMPANIES
filed 2008-02-28
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
Commission File No. 001-31720
PIPER JAFFRAY COMPANIES
(Exact Name of Registrant as specified in its Charter)

DELAWARE	30-0168701
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

800 Nicollet Mall, Suite 800 Minneapolis, Minnesota	55402
(Address of Principal Executive Offices)	(Zip Code)
(612) 303-6000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock, par value $0.01 per share Preferred Share Purchase Rights	The New York Stock Exchange The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the 18,464,609 shares of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates based upon the last sale price, as reported on the New York Stock Exchange, of the Common Stock on June 30, 2007 was approximately $1.03 billion.
As of February 21, 2008, the Registrant had 18,918,156 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Parts I, II, and IV of this Annual Report on Form 10-K incorporate by reference information from the Registrant’s 2007 Annual Report to Shareholders that is included in Exhibit 13.1 to this Annual Report on Form 10-K.
     Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be held on May 7, 2008.

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Form 10-K contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward looking statements include, among other things, statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under “Legal Proceedings” in Part I, Item 3 of this Form 10-K. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under “Risk Factors” in Item 1A, as well as those factors discussed under “External Factors Impacting Our Business” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” from our 2007 Annual Report to Shareholders and in our subsequent reports filed with the Securities and Exchange Commission (“SEC”). Our SEC reports are available at our Web site at www.piperjaffray.com and at the SEC’s Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

ITEM 1.	BUSINESS.
Overview
     Piper Jaffray Companies is a leading, international middle market investment bank and institutional securities firm, serving the needs of middle-market corporations, private equity groups, public entities, nonprofit clients and institutional investors. Founded in 1895, Piper Jaffray provides a broad set of products and services, including equity and debt capital markets products; public finance services; mergers and acquisitions advisory services; high-yield and structured products; institutional equity and fixed income sales and trading; equity research; and asset management services. We are headquartered in Minneapolis, Minnesota and have 22 principal offices across the United States and international locations in London, Hong Kong and Shanghai. We market our investment banking and institutional securities business under a single name—Piper Jaffray—which gives us a consistent brand across this business. We market our recently-acquired asset management business under the name of FAMCO, which is the brand name of Fiduciary Asset Management, LLC.
     Prior to 1998, Piper Jaffray was an independent public company. U.S. Bancorp acquired the Piper Jaffray business in 1998 and operated it through various subsidiaries and divisions. At the end of 2003, U.S. Bancorp facilitated a tax-free distribution of our common stock to all U.S. Bancorp shareholders, causing Piper Jaffray to become an independent public company again.
     Our continuing operations consist principally of four components:
•	Investment Banking — We raise capital through equity and debt financings for our corporate clients. We operate in seven focus industries, namely, the alternative energy, business services, consumer, financial institutions, health care, industrial growth and technology industries, primarily focusing on middle-market clients. We also provide financial advisory services relating to mergers and acquisitions to clients in these focus industries, as well as to companies in other industries. For our government and non-profit clients, we underwrite debt issuances and provide financial advisory and interest rate risk management services. Our public finance investment banking capabilities focus on state and local governments, healthcare, higher education, housing, hospitality and commercial real estate industries.
•	Equity and Fixed Income Institutional Sales and Trading — We offer both equity and fixed income advisory and trade execution services for public and private corporations, public entities, non-profit clients and institutional investors. Integral to our capital markets efforts, we have equity sales and trading relationships with institutional investors in the United States, Europe and Asia that invest in our focus industries. Our fixed income sales and trading professionals have expertise in municipal, corporate, agency and high-yield and structured product securities and cover a range of institutional investors. In addition, we engage in proprietary trading in those products where we have expertise.

•	Asset Management — In the third quarter of 2007, we acquired Fiduciary Asset Management, LLC (“FAMCO”), an asset management firm with $9.0 billion in assets under management. Our asset management services are principally offered through this subsidiary. FAMCO manages separately managed accounts and closed-end funds and offers an array of investment products including traditional, quantitative and hedge equity, master limited partnerships and fixed income.

•	Other Income — Other income includes gains and losses from investments in private equity and venture capital funds as well as other firm investments.
     On August 11, 2006, we completed the sale of our Private Client Services branch network and certain related assets to UBS Financial Services Inc., a subsidiary of UBS AG (“UBS”), thereby exiting the Private Client Services (“PCS”) business. The purchase price under the asset purchase agreement was approximately $750 million, which included $500 million for the branch network and approximately $250 million for the net assets of the branch network. For further information regarding the sale, see Note 4 to our consolidated financial statements included in our 2007 Annual Report to Shareholders, which is incorporated herein by reference and is included in Exhibit 13.1 to this Form 10-K.
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
Financial Information about Geographic Areas
     We operate predominantly in the United States. We also provide investment banking, research, and sales and trading services to selected companies in international jurisdictions in Europe and Asia. Piper Jaffray Ltd. is our brokerage and investment banking subsidiary domiciled in London, England. We have investment banking offices in Shanghai and Hong Kong that operate under Piper Jaffray Asia. Net revenues derived from international operations were $67.7 million, $36.8 million, and $22.3 million for the years ended December 31, 2007, 2006, and 2005, respectively. Long-lived assets attributable to foreign operations were $23.0 million and $2.8 million, at December 31, 2007 and 2006, respectively.
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
Seasonality
     Our equities trading business typically experiences a mild slowdown during the late summer months.
Employees
     As of February 21, 2008, we had approximately 1,251 employees, of whom approximately 624 were registered with the Financial Industry Regulatory Authority (“FINRA”).
Regulation
     As a participant in the financial services industry, our business is regulated by U.S. federal and state regulatory agencies, self-regulatory organizations (“SROs”) and securities exchanges, and by foreign governmental agencies, regulatory bodies and securities exchanges. We are subject to complex and extensive regulation of most aspects of our business, including the manner in which securities transactions are effected, net capital requirements, recordkeeping and reporting procedures, relationships with customers, the handling of cash and margin accounts, experience and training requirements for certain employees, the manner in which we prevent and detect money-laundering activities, and business procedures with firms that are not members of the SRO’s in which we participate. The regulatory framework of the financial services industry is designed primarily to safeguard the integrity of the capital markets and to protect customers, not creditors or shareholders. The laws, rules and regulations comprising this regulatory framework can (and do) change frequently, as can the interpretation and enforcement of existing laws, rules and regulations. The timing and effects of such changes are difficult to predict accurately, and may directly and substantially affect the manner in which we operate our company, as well as our profitability.
     Our operating subsidiaries include broker dealer and related securities entities organized in the United States, the United Kingdom and the Hong Kong Special Administrative Region of the People’s Republic of China. Each of these entities is registered or licensed with the applicable local securities regulator and is a member of or participant in one or more local securities exchanges and is subject to all of the applicable rules and regulations promulgated by those authorities.
     Our U.S. broker dealer subsidiary is registered as a securities broker dealer and as an investment advisor with the SEC and is a member of various SROs and securities exchanges. In July of 2007, the National Association of Securities Dealers and the member regulation, enforcement and arbitration functions of the New York Stock Exchange (“NYSE”) consolidated to form FINRA, which now serves as our primary SRO, although the NYSE continues to have oversight over NYSE-related market activities. FINRA regulates many aspects of our business, including registration and education of our employees, examinations, rulemaking, enforcement of these rules and the federal securities laws, trade reporting and the administration of dispute resolution between investors and registered firms. We have agreed to abide by the rules of FINRA (as well as those of the NYSE and other SROs), and FINRA has the power to expel, fine and otherwise discipline the Company and our employees. Among the rules that apply to Piper Jaffray & Co. are the uniform net capital rule of the SEC (Rule 15c3-1) and the net capital rule of FINRA. Both rules set a minimum level of net capital a broker dealer must maintain and also require that a portion of the broker dealer’s assets be relatively liquid. Under the FINRA rule, FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below FINRA requirements. In addition, Piper Jaffray & Co. is subject to certain notification requirements related to withdrawals of excess net capital. As a result of these rules, our ability to make withdrawals of capital from Piper Jaffray & Co. may be limited. In addition, Piper Jaffray & Co. is licensed as a broker dealer in each of the 50 states, requiring us to comply with applicable laws, rules and regulations of each state. Any state may revoke a license to conduct a securities business and fine or otherwise discipline broker dealers and their employees. Piper Jaffray & Co. also has established a representative office in Shanghai, China, which is registered with the China Securities Regulatory Commission (“CSRC”) and is subject to CSRC administrative measures applicable to foreign securities organizations operating representative offices in China. These administrative measures relate to, among other things, business conduct.
     Piper Jaffray Ltd., our U.K. brokerage and investment banking subsidiary, is registered under the laws of England and Wales and is authorized and regulated by the U.K. Financial Services Authority. As a result, Piper Jaffray Ltd. is subject to regulations regarding, among other things, capital adequacy, customer protection and business conduct. On November 1, 2007, the national implementing legislation to the European Union’s Markets in Financial Instruments Directive (Directive 2004/39/EC, known as MiFID) became effective in countries including the United Kingdom. MiFID affects Piper Jaffray Ltd. by imposing detailed pan-European regulatory requirements in various areas of its business. This regulatory regime is new and, accordingly, there may be uncertainties regarding its application and practice in certain respects.
     We operate four entities licensed by the Hong Kong Securities and Futures Commission: Piper Jaffray Asia Limited, Piper Jaffray Asia Securities Limited, Piper Jaffray Asia Futures Limited and Piper Jaffray Asia Asset Management Limited. Each of these entities is registered under the laws of Hong Kong and subject to the Securities and Futures Ordinance and related rules regarding, among other things, capital adequacy, investor protection and business conduct.
     Each of the entities identified above also is subject to anti-money laundering regulations. Piper Jaffray & Co. is subject to the USA PATRIOT Act of 2001, which contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations requiring us to implement standards for verifying client identification at account opening, monitoring client transactions and reporting suspicious activity. Piper Jaffray Ltd. and our Piper Jaffray Asia entities licensed with the Securities and Futures Commission are subject to similar anti-money laundering laws and regulations promulgated in the United Kingdom and Hong Kong, respectively. Certain of our businesses also are subject to compliance with laws and regulations of U.S. federal and state governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges governing the privacy of client information. Any failure with respect to our practices, procedures and controls in any of these areas could subject us to regulatory consequences, including fines, and potentially other significant liabilities.

     Our asset management subsidiaries, FAMCO and Piper Jaffray Investment Management LLC, are registered as investment advisers with the SEC and subject to the regulation and oversight by the SEC. FAMCO is also authorized by the Irish Financial Services Regulatory Authority as an investment advisor in Ireland and cleared by the Luxembourg Commission de Surviellance du Secteur Financier as a manager to Luxembourg funds.
Executive Officers
     Information regarding our executive officers (all of whom have held their current positions with us since December 31, 2006), and their ages as of February 21, 2008, are as follows:

Name	Age	Position(s)
Andrew S. Duff	50	Chairman and Chief Executive Officer
Thomas P. Schnettler	51	Vice Chairman and Chief Financial Officer
Timothy L. Carter	40	Chief Accounting Officer
James L. Chosy	44	General Counsel and Secretary
Frank E. Fairman	50	Head of Public Finance Services
R. Todd Firebaugh	45	Chief Administrative Officer
Benjamin T. May	50	Head of High-Yield and Structured Products
Robert W. Peterson	40	Head of Equities
Jon W. Salveson	43	Head of Investment Banking
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
     James L. Chosy is our general counsel and secretary. Mr. Chosy has served in these roles since joining Piper Jaffray in March 2001. From 1995 until joining Piper Jaffray, he was vice president, associate general counsel of U.S. Bancorp. He also served as assistant secretary of U.S. Bancorp from 1995 through 2000 and as secretary from 2000 until his move to Piper Jaffray.
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
     Performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity, which generally have a direct and material impact on our results of operations and financial condition. During the second half of 2007, significant weakness and volatility in the credit markets stemming from difficulties in the U.S. housing market spread to the broader financial markets and began to affect global economic growth. For 2008, it is expected that uncertain and unfavorable market conditions resulting from this global credit crisis will be predominant, possibly leading to a recession in the United States and/or other significantly unfavorable economic and market dynamics. Uncertain or unfavorable market or economic conditions, including those anticipated for 2008, or market volatility even in the absence of a downturn, could result in reduced transaction volumes, reduced revenue and reduced profitability in some or all of our principal businesses. For example:
•	Our investment banking revenue, in the form of underwriting, placement and financial advisory fees from both equity and public finance transactions, is directly related to the volume and value of the transactions as well as our role in these transactions. In an environment of uncertain or unfavorable market or economic conditions, such as those conditions we are currently experiencing and expect to prevail during 2008, the volume and size of capital-raising transactions and acquisitions and dispositions typically decrease, thereby reducing the demand for our investment banking services and increasing price competition among financial services companies seeking such engagements. These conditions have a negative impact on our deal pipelines by reducing the backlog of transactions, the size of these transactions and the related underwriting, placement and advisory fees we receive and our role in the transactions generating these fees.
•	A downturn in the financial markets may result in a decline in the volume and value of trading transactions and/or an increase in counterparty trading risk. As a result, we may experience a decline in the revenue we receive from commissions on the execution of trading transactions and, in respect of our market-making and other principal activities, a reduction in the value of our trading positions and commissions and spreads.

•	Changes in interest rates, especially if such changes are rapid, high interest rates or uncertainty regarding the future direction of interest rates, may create a less favorable environment for certain of our businesses, and may affect the fair value of financial instruments that we issue or hold. For example, beginning in the second half of 2007, difficulties in the credit markets resulted in a relatively sudden and substantial decrease in the availability of credit. Credit spreads widened significantly, affecting volatility and liquidity in the debt and equity markets, which negatively impacted prices of these securities and our ability to sell them. Concerns related to and downgrades of monoline insurers of municipal securities have created significant dislocation and liquidity problems in the municipal market, particularly affecting short-term municipal securities such as auction rate securities, variable rate demand notes and variable rate municipal trust certificates related to tender option bond programs. The decline in liquidity and prices of these types of securities have made it generally more difficult to value the securities, which could result in losses and harm our results of operations. These conditions have persisted through the end of 2007 and into 2008, and we cannot predict how long these conditions will continue.
•	A downturn in the financial markets may also adversely impact our recently-acquired asset management business by reducing the amount of assets under management, and, as a result, the revenues associated with this business.

•	We expect to increasingly commit our own capital to engage in proprietary trading, investing and similar activities, and uncertain or unfavorable market or economic conditions may reduce the value of our positions, resulting in reduced revenues and/or financial losses.
     It is difficult to predict how long the uncertain and unfavorable market and economic conditions experienced through the end of 2007 and into 2008 will continue, whether contagion from the global credit crisis will cause market and economic conditions to continue to deteriorate and which of our markets, products and businesses will continue to be adversely affected and to what degree.
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
     Our results for a particular period may not reflect the overall strength of general economic conditions and financial market activity, due to factors that differentiate our business within the financial services industry. For example:
•	Volatility in the business environment for the consumer, financial institutions, health care, technology, alternative energy, business services, and industrial growth sectors, including but not limited to challenging market conditions for these sectors that are disproportionately worse than those impacting the economy and markets generally or downturns in these sectors that are independent of general economic and market conditions, may adversely affect our business.

•	Our fixed income activities are centered on public finance investment banking and municipal sales and trading within the higher education, housing, state and local government, healthcare, and hospitality sectors. Our high-yield and structured product activities specialize in the secondary sales and trading market for aircraft finance debt. Similarly, volatility and market conditions in these sectors will affect our results. Further, we do not participate in significant segments of the fixed income market and, as a result, our operating results in this area may not correlate with the results of other firms or the fixed income market generally.

•	A relatively small number of institutional clients generate a meaningful portion of our institutional sales and trading revenues, and failure to replace lost business from our larger institutional clients could materially adversely affect our business and results of operations. Similarly, a significant portion of our current asset management revenues are derived from one key client.

•	Our international revenue is principally derived from our activities in Europe and Asia, and challenging economic and market conditions in these areas of the world could materially adversely affect our business and results of operations.
Our stock price may fluctuate as a result of several factors, including but not limited to changes in our revenues and operating results.
     We have experienced, and expect to experience in the future, fluctuations in the market price of our common stock due to factors that relate to the nature of our business, including but not limited to changes in our revenues and operating results. Our business, by its nature, does not produce steady and predictable earnings on a quarterly basis, which causes fluctuations in our stock price that may be significant. Other factors that may affect our stock price include changes in or news related to economic or market events or conditions, changes in competitive conditions in the securities industry, developments in regulation affecting our business, failure to meet the expectations of market analysts and changes in recommendations or outlooks by market analysts.
The volume of anticipated investment banking transactions may differ from actual results.
     The completion of anticipated investment banking transactions in our pipeline is uncertain and beyond our control, and our investment banking revenue is typically earned upon the successful completion of a transaction. In most cases we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client’s or counterparty’s business. If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the transaction. Accordingly, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties, and the number of engagements we have at any given time (and any characterization or description of our deal pipelines) is subject to change and may not necessarily result in future revenues.
Financing and advisory services engagements are singular in nature and do not generally provide for subsequent engagements.
     Even though we work to represent our clients at every stage of their lifecycle, we are typically retained on a short-term, engagement-by-engagement basis in connection with specific capital markets or mergers and acquisitions transactions. In particular, our revenues related to mergers and acquisitions transactions tend to be “lumpy” from quarter to quarter due to the one-time nature of the transaction and the size of the fee. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any subsequent period. If we are unable to generate a substantial number of new engagements and generate fees from the successful completion of those transactions, our business and results of operations will likely be adversely affected.
Risk management processes may not fully mitigate exposure to the various risks that we face, including market risk, liquidity risk and credit risk.
     We continue to refine our risk management techniques, strategies and assessment methods on an ongoing basis. However, risk management techniques and strategies, both ours and those available to the market generally, may not be fully effective in mitigating our risk exposure in all economic market environments or against all types of risk. For example we might fail to identify or anticipate particular risks that our systems are capable of identifying, or the systems that we use, and that are used within the industry generally, may fail to anticipate certain risks. Some of our strategies for managing risk are based upon our use of observed historical market behavior. We apply statistical and other tools to these observations to quantify our risk exposure. Any failures in our risk management techniques and strategies to accurately quantify our risk exposure could limit our ability to manage risks. In addition, any risk management failures could cause our losses to be significantly greater than the historical measures indicate. Further, our quantified modeling does not take all risks into account. Our more qualitative approach to managing those risks could prove insufficient, exposing us to material unanticipated losses.
An inability to readily divest or transfer trading positions may result in financial losses to our business.
     Timely divestiture or transfer of our trading positions, including equity, fixed income and other securities positions, can be impaired by decreased trading volume, increased price volatility, rapid changes in interest rates, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions and changes in industry and government regulations. This is true for both customer transactions that we facilitate as agent as well as proprietary trading positions that we maintain. While we hold a security, we are vulnerable to price and value fluctuations and may experience financial losses to the extent the value of the security decreases and we are unable to timely divest, hedge or transfer our trading position in that security. The value may decline as a result of many factors, including issuer-specific, market or geopolitical events. Changing market conditions also are increasing the risks associated with trading positions. For example, general uncertainty regarding monoline insurers that insure municipal bonds, including credit rating agency warnings or downgrades of certain insurers, has caused significant dislocation and unfavorable conditions in the market for certain fixed income securities. More specifically, these market dynamics have reduced traditional sources of liquidity for positions in short-term fixed income products, such as auction rate securities, variable rate demand notes and variable rate municipal trust certificates related to our tender option bond program, and have resulted in multiple failures of bond auctions to attract sufficient buyers (including many as to which we act as broker-dealer). In an effort to facilitate liquidity, we may (but are not required to) increase our inventory positions in these securities, exposing ourselves to greater market risk and potential financial losses from the reduction in value of illiquid positions. Further, these market dynamics may cause us to lose future municipal finance business from issuer clients and/or secondary trading business from buy-side clients as they may move away from certain of those products or choose to work with other firms, which could adversely affect our public finance business and our overall results of operations.
     In addition, securities firms increasingly are committing to purchase large blocks of stock from issuers or significant shareholders, and block trades increasingly are being effected without an opportunity for us to pre-market the transaction, which increases the risk that we may be unable to resell the purchased securities at favorable prices. In addition, increasing reliance on revenues from hedge funds and hedge fund advisors, which are less regulated than many investment company and advisor clients, may expose us to greater risk of financial loss from unsettled trades than is the case with other types of institutional investors. Concentration of risk may result in losses to us even when economic and market conditions are generally favorable for others in our industry.

Concentration of risk increases the potential for significant losses, and increases in capital commitments in our proprietary trading, investing and similar activities increase this risk.
     Concentration of risk increases the potential for significant losses in our sales and trading, proprietary trading and underwriting businesses. We have committed capital to these businesses, and we may take substantial positions in particular types of securities and/or issuers. We also experience concentration of risk in our role as remarketing agent and broker-dealer for certain types of securities. For example, we serve as remarketing agent for approximately $6.4 billion of variable rate demand notes of which $1.3 billion has been insured by monoline insurers, and as broker-dealer for $2.3 billion of auction rate securities, all of which has been insured by monoline insurers. The municipal credit markets have been adversely impacted by ratings agency downgrades (and the expectation of future downgrades) of certain monoline insurers exposed to subprime mortgages, resulting in reduced demand for these variable rate demand notes and auction rate securities. In an effort to facilitate liquidity, we may (but are not required to) increase our inventory positions in these securities, exposing ourselves to greater concentration of risk and potential financial losses from the reduction in value of illiquid positions. Further, inventory positions that benefit from a liquidity provider, such as variable rate demand notes, may be adversely affected by an event that results in termination of the liquidity provider’s obligation, such as an insolvency or downgrade of the monoline insurer.
     Further, the trend in capital markets is toward larger and more frequent commitments of capital by financial services firms in many of their activities, and we expect to increasingly commit our own capital to engage in proprietary trading, principal investing (including merchant banking and alternative investment fund investing) and similar activities. For example, an affiliate of our company has sponsored a special purpose acquisition company for the purpose of effecting a business combination transaction with one or more operating businesses. As a sponsor, we have committed capital to invest in the special purposes acquisition company. Our results of operations for a given period may be affected by the nature and scope of these activities, and such activities will subject us to market fluctuations and volatility that may adversely affect the value of our positions, which could result in significant losses and reduce our revenues and profits.
An inability to access capital readily or on terms favorable to us could impair our ability to fund operations and could jeopardize our financial condition.
     Liquidity, or ready access to funds, is essential to our business. In the future we may need to incur debt or issue equity in order to fund our working capital requirements, as well as to execute our growth initiatives that may include acquisitions and other investments. In addition to maintaining a cash position, we rely on bank financing as well as other funding sources such as the repurchase and securities lending markets for funds. Our access to funding sources could be hindered by many factors, and many of these factors we cannot control, such as economic downturns and the disruption of financial markets or negative news about the financial industry generally or us specifically. Factors that are specific to our business include the possibility that lenders or investors could develop a negative perception of our long-term or short-term financial prospects, for example if we incurred large trading losses or if the level of our business activity decreased due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities took significant action against us, or if we discovered that one of our employees had engaged in serious unauthorized or illegal activity.
     We currently do not have a credit rating, which could adversely affect our liquidity and competitive position by increasing our borrowing costs and limiting access to sources of liquidity that require a credit rating as a condition to providing funds. Our liquidity also could be impacted by the growth in our proprietary trading activities if these activities involve long-term investments and/or investments in specific markets without liquidity, or our proprietary positions represent significant portions of a specific market, creating liquidity restrictions for our positions.
We may not be able to compete successfully with other companies in the financial services industry who are often larger and better capitalized than we are.
     The financial services industry is extremely competitive, and our revenues and profitability will suffer if we are unable to compete effectively. We compete generally on the basis of such factors as quality of advice and service, reputation, price, product selection, transaction execution and financial resources. Pricing and other competitive pressures in investment banking, including the trends toward multiple book runners, co-managers and multiple financial advisors handling transactions, have continued and could adversely affect our revenues, even during periods where the volume and number of investment banking transactions are increasing.

     Further, we are at a competitive disadvantage given our relatively small size compared to some of our competitors. Large financial services firms typically have a larger capital base and greater resources than we have, affording them greater capacity for risk and potential for innovation, an extended geographic reach and flexibility to offer a broader set of products. For example, larger firms have leveraged their size to take advantage of increased activity in international markets, primarily by growing and supporting their international operations. In addition, firms with a larger capital base have greater flexibility to support investment banking by offering credit products to corporate clients, which can be a significant competitive advantage. With respect to our fixed income business, larger firms have grown their fixed income businesses by investing in, developing and offering non-traditional products. Because we are smaller, it is more difficult for us to diversify and differentiate our product set, and our fixed income business mix currently is concentrated in traditional categories, potentially with less opportunity for growth than other firms may have.
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
     Further, our ability to retain and recruit may be hindered if we continue to limit our aggregate annual compensation and benefits expense as a percentage of annual net revenues. In 2007, compensation and benefits expense equaled approximately 58.5% of annual net revenues. Going forward, we may not be able to maintain this percentage due to competitive pressures, adverse developments in market and economic conditions and the resulting negative impact on our revenues and the impact of new business initiatives or efforts to expand existing businesses that require us to incur compensation and benefits expense prior to realizing any additional revenues. To the extent we continue to adhere to annual compensation and benefits expense targets, we may not be able to retain our professionals or recruit additional professionals at compensation levels that are within our target range for compensation and benefits expense.
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
Use of derivative instruments as part of our risk management techniques may not effectively hedge the risks associated with activities in certain of our businesses.
     We may use futures, options, swaps or other securities to hedge inventory. For example, our fixed income business manages a portfolio of interest rate swaps that hedge the residual cash flows resulting from a tender option bond program. Our fixed income business also provides swaps and other interest rate hedging products to public finance clients, which our company in turn hedges through a counterparty. There are risks inherent in our use of these products, including counterparty exposure and basis risk. Counterparty exposure refers to the risk that the amount of collateral in our possession on any given day may not be sufficient to fully cover the current value of the swaps if a counterparty were to suddenly default. Basis risk refers to risks associated with swaps used in connection with the tender option bond program, where changes in the value of the swaps may not exactly mirror changes in the value of the cash flows they are hedging. It is possible that significant losses may occur from our current exposure to derivative and interest rate hedging products and the increased use of these products in the future.
We enter into off-balance sheet arrangements that may be required to be consolidated on our financial statements based on future events outside of our control, including changes in complex accounting standards.
     In the normal course of our business, we enter into various transactions with special purpose entities (“SPEs”). Our primary involvement with SPEs relates to our tender option bond program in which approximately $300 million of municipal bonds have been securitized through the sale of the bond into an SPE. We do not consolidate certain SPEs in which we do not have a controlling financial interest as defined under applicable accounting standards, and the assessment of whether the accounting criteria for consolidation are met requires management to exercise significant judgment. If certain events occur that require us to re-assess our initial determination of non-consolidation or if our judgment of non-consolidation is in error, we could be required to consolidate the assets and liabilities of an SPE onto our consolidated balance sheet and recognize its future gains or losses in our consolidated statement of income. For example, uncertainties regarding monoline insurers (including credit rating agency warnings and downgrades of certain insurers) have affected our tender option bond program, and as a result, two SPEs related to this program have been dissolved, requiring us to consolidate the assets of the SPE and causing us to incur a loss associated with our tender option bond program. Increased uncertainties and financial difficulties of monoline insurers could result in additional dissolutions of our tender option bond trusts and additional financial losses. Further, existing accounting standards may be changed, or interpretations of those standards may change, in the future in a manner that requires or increases the risk of consolidation of some SPEs. Consolidation could affect the size of our consolidated balance sheet and related funding requirements, if the SPE’s assets include unrealized losses, could require us to recognize those losses.
Our businesses, profitability and liquidity may be adversely affected by deterioration in the credit quality of third parties.
     We face credit exposures to third parties that owe us money, securities or other assets to the extent these parties default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Deterioration in the credit quality of third parties whose securities or obligations we hold could result in losses and/or adversely affect our ability to rehypothecate or otherwise use those securities or obligations for liquidity purposes. A significant downgrade in the credit ratings of our counterparties could also have a negative impact on our results. Default rates, downgrades and disputes with counterparties as to the valuation of collateral tend to increase in times of market stress and illiquidity. Although we regularly review credit exposures to specific clients and counterparties and to specific industries that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect our business.
The use of estimates and valuations involve significant estimation and judgment by management.
     We make various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring fair value of certain financial instruments, accounting for goodwill and intangible assets, establishing provisions for potential losses that may arise from litigation, regulatory proceedings and tax examinations, and valuing equity-based compensation awards. Estimates are based on available information and judgment. Therefore, actual results could differ from our estimates and that difference could have a material effect on our consolidated financial statements.
     Trading securities owned, trading securities owned and pledged as collateral, and trading securities sold, but not yet purchased consist of financial instruments recorded at fair value, and unrealized gains and losses related to these financial instruments are reflected on our consolidated statements of operations. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. In particular, the values of derivatives require significant estimation and judgment and therefore are subject to significant subjectivity. Reliance on estimation and judgment increases in adverse market conditions with decreased liquidity, such as those experienced recently.
The financial services industry and the markets in which operate are subject to systemic risk that could adversely affect our business and results.
     Participants in the financial services industry and markets increasingly are closely interrelated, for example as a result of credit, trading, clearing, technology and other relationships between them. As a result, an adverse development or issue with one participant (such as a default) could spread to others and lead to significant concentrated or market-wide problems (such as defaults, liquidity problems or losses) for other participants, including us. This systemic risk has increased in recent years due to factors such as financial industry consolidation, the proliferation of hedge funds, the prevalence of leverage and higher-risk activities, concentration of risk, the increased use of sophisticated and structured financial products, and globalization, resulting in higher vulnerability to market disruptions and spill-over effects (sometimes described as “contagion”). Further, the control and risk management infrastructure of the markets in which we operate often is outpaced by financial innovation and growth in new types of securities, transactions and markets. Systemic risk is inherently difficult to assess and quantify, and its form and magnitude can remain unknown for significant periods of time.

We have experienced significant pricing pressure in areas of our business, which may impair our revenues and profitability.
     In recent years we have experienced significant pricing pressures on trading margins and commissions in equity and fixed income trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to increased price competition and decreased trading margins. In the equity market, we have experienced increased pricing pressure from institutional clients to reduce commissions, and this pressure has been augmented by the increased use of electronic and direct market access trading, which has created additional competitive downward pressure on trading margins. The trend toward using alternative trading systems is continuing to grow, which may result in decreased commission and trading revenue, reduce our participation in the trading markets and our ability to access market information, and lead to the creation of new and stronger competitors. Institutional clients also have pressured financial services firms to alter “soft dollar” practices under which brokerage firms bundle the cost of trade execution with research products and services. Some institutions are entering into arrangements that separate (or “unbundle”) payments for research products or services from sales commissions. These arrangements have increased the competitive pressures on sales commissions and have affected the value our clients place on high-quality research. Additional pressure on sales and trading revenue may impair the profitability of our business. Moreover, our inability to reach agreement regarding the terms of unbundling arrangements with institutional clients who are actively seeking such arrangements could result in the loss of those clients, which would likely reduce our institutional commissions. We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including by reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins.
We may make strategic acquisitions and minority investments, engage in joint ventures or divest or exit existing businesses, which could cause us to incur unforeseen expense and have disruptive effects on our business but may not yield the benefits we expect.
     We expect to grow in part through corporate development activities that include acquisitions, joint ventures and minority stakes. Any corporate development activity that we determine to pursue will be accompanied by a number of risks. After we announce or complete a transaction, our share price could decline if investors view the transaction as too costly or unlikely to improve our competitive position. Costs or difficulties relating to a transaction, including integration of products, employees, technology systems, accounting systems and management controls, may be difficult to predict accurately and be greater than expected causing our estimates to differ from actual results. We may be unable to retain key personnel after the transaction, and the transaction may impair relationships with customers and business partners. These difficulties could disrupt our ongoing business, increase our expenses and adversely affect our operating results and financial condition. In addition, we may be unable to achieve anticipated benefits and synergies from the transaction as fully as expected or within the expected time frame. Divestitures or elimination of existing businesses or products could have similar effects.
Our technology systems, including outsourced systems, are critical components of our operations, and failure of those systems or other aspects of our operations infrastructure may disrupt our business, cause financial loss and constrain our growth.
     We typically transact thousands of securities trades on a daily basis across multiple markets. Our data and transaction processing, financial, accounting and other technology and operating systems are essential to this task. A system malfunction or mistake made relating to the processing of transactions could result in financial loss, liability to clients, regulatory intervention, reputational damage and constraints on our ability to grow. We outsource a substantial portion of our critical data processing activities, including trade processing and back office data processing. For example, we have entered into contracts with Broadridge Financial Solutions, Inc. pursuant to which Broadridge handles our trade and back office processing, and Unisys Corporation, pursuant to which Unisys supports our data center and network management technology needs. We also contract with third parties for our market data services, which constantly broadcast news, quotes, analytics and other relevant information to our employees. We contract with other vendors to produce and mail our customer statements and to provide other services. In the event that any of these service providers fails to adequately perform such services or the relationship between that service provider and us is terminated, we may experience a significant disruption in our operations, including our ability to timely and accurately process transactions or maintain complete and accurate records of those transactions.
     Adapting or developing our technology systems to meet new regulatory requirements, client needs and industry demands also is critical for our business. Introduction of new technologies present new challenges on a regular basis. We have an ongoing need to upgrade and improve our various technology systems, including our data and transaction processing, financial, accounting and trading systems. This need could present operational issues or require significant capital spending. It also may require us to make additional investments in technology systems and may require us to reevaluate the current value and/or expected useful lives of our technology systems, which could negatively impact our results of operations.

     Secure processing, storage and transmission of confidential and other information in our computer systems and networks also is critically important to our business. We take protective measures and endeavor to modify them as circumstances warrant. However, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, inadvertent, erroneous or intercepted transmission of information (including by e-mail), and other events that could have an information security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.
     A disruption in the infrastructure that supports our business due to fire, natural disaster, health emergency (e.g., a disease pandemic), power or communication failure, act of terrorism or war may affect our ability to service and interact with our clients. If we are not able to implement contingency plans effectively, any such disruption could harm our results of operations.
Our business is subject to extensive regulation that limits our business activities, and a significant regulatory action against our company may have a material adverse financial effect or cause significant reputational harm to our company.
     As a participant in the financial services industry, we are subject to complex and extensive regulation of many aspects of our business by U.S. federal and state regulatory agencies, self-regulatory organizations (including securities exchanges) and by foreign governmental agencies, regulatory bodies and securities exchanges. Generally, the requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us. These requirements are not designed to protect our shareholders. Consequently, broker-dealer regulations often serve to limit our activities, through net capital, customer protection and market conduct requirements and restrictions on the businesses in which we may operate or invest. In addition, we must comply with asset management regulations, including customer disclosures to protect investors. Compliance with many of these regulations entails a number of risks, particularly in areas where applicable regulations may be newer or unclear. In addition, regulatory authorities in all jurisdictions in which we conduct business may intervene in our business and we and our employees could be fined or otherwise disciplined for violations or prohibited from engaging in some of our business activities.
     The current environment poses heightened risk of regulatory action, which could adversely affect our ability to conduct our business or could result in fines or reputational damage to our company. Additionally, many of the issues that face the financial services industry are complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with them. Moreover, new laws or regulations or changes in the interpretation or enforcement of existing laws or regulations may also adversely affect our business. For example, the Sarbanes-Oxley Act and the rules of the SEC, the NYSE and FINRA have necessitated significant changes to corporate governance and public disclosure. These provisions generally apply to companies with securities listed on U.S. securities exchanges and some provisions apply to non-U.S. issuers with securities traded on U.S. securities exchanges. In addition, the scope of new legal and regulatory requirements could require us to invest in additional resources to ensure compliance, and new accounting and disclosure requirements could adversely affect our business.
     We also are subject to complex income tax laws of the jurisdictions in which we have business operations, and these tax laws may be subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. We must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes. We are subject to contingent tax risk that could adversely affect our results of operations, to the extent that our interpretations of tax laws are disputed upon examination or audit, and are settled in amounts in excess of established reserves for such contingencies.
Our exposure to legal liability is significant, and could lead to substantial damages.
     We face significant legal risks in our businesses. These risks include potential liability under securities laws and regulations in connection with our investment banking and other securities transactions. The volume and amount of damages claimed in litigation, arbitrations, regulatory enforcement actions and other adversarial proceedings against financial services firms have increased in recent years. Our experience has been that adversarial proceedings against financial services firms typically increase during a market downturn. We also are subject to claims from disputes with our employees and our former employees under various circumstances. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time, making the amount of legal reserves related to these legal liabilities difficult to determine and subject to future revision. Legal or regulatory matters involving our directors, officers or employees in their individual capacities also may create exposure for us because we may be obligated or may choose to indemnify the affected individuals against liabilities and expenses they incur in connection with such matters to the extent permitted under applicable law. In addition, like other financial services companies, we may face the possibility of employee fraud or misconduct. The precautions we take to prevent and detect this activity may not be effective in all cases and we cannot assure you that we will be able to deter or prevent fraud or misconduct. Exposures from and expenses incurred related to any of the foregoing actions or proceedings could have a negative impact on our results of operations and financial condition. In addition, future results of operations could be adversely affected if reserves relating to these legal liabilities are required to be increased or legal proceedings are resolved in excess of established reserves.
Asset management revenue may vary based on investment performance and market and economic factors.
     As a result of our acquisition of FAMCO in the third quarter of 2007, we significantly expanded our asset management business. Our revenues from this business are primarily derived from management fees which are based on assets under management. Our ability to maintain or increase assets under management is subject to a number of factors, including investors’ perception of our past performance, market or economic conditions, competition from other fund managers and our ability to negotiate terms with major investors.
     Investment performance is one of the most important factors in retaining existing clients and competing for new asset management business. Poor investment performance and other competitive factors could reduce our revenues and impair our growth in many ways: existing clients may withdraw funds from our asset management business in favor of better performing products or a different investment style or focus; our capital investments in our investment funds or the seed capital we have committed to new asset management products may diminish in value or may be lost; and our key employees in the business may depart, whether to join a competitor or otherwise.
     To the extent our future investment performance is perceived to be poor in either relative or absolute terms, our asset management revenues will likely be reduced and our ability to raise new funds will likely be impaired. Even when market conditions are generally favorable, our investment performance may be adversely affected by our investment style and the particular investments that we make. Further, our asset management business depends in part on a key client, and the loss of this client would have an adverse affect on our asset management revenues.
     In addition, over the past several years, the size and number of investment funds, including exchange-traded funds, hedge funds and private equity funds, has continued to increase. If this trend continues, it is possible that it will become increasingly difficult for us to raise capital for new investment funds or price competition may mean that we are unable to maintain our current fee structure.
The business operations that we conduct outside of the United States subject us to unique risks.
     To the extent we conduct business outside the United States, for example in Europe and Asia, we are subject to risks including, without limitation, the risk that we will be unable to provide effective operational support to these business activities, the risk of non-compliance with foreign laws and regulations, the general economic and political conditions in countries where we conduct business, which may differ significantly from those in the United States. In addition, we may experience currency risk as foreign exchange rates fluctuate in a manner that negatively impacts the value of non-U.S. dollar assets, revenues and expenses. If we are unable to manage these risks effectively, our reputation and results of operations could be harmed.
We may suffer losses if our reputation is harmed.
     Our ability to attract and retain customers and employees may be diminished to the extent our reputation is damaged. If we fail, or are perceived to fail, to address various issues that may give rise to reputational risk, we could harm our business prospects. These issues include, but are not limited to, appropriately dealing with market dynamics (such as the current credit crisis), potential conflicts of interest, legal and regulatory requirements, ethical issues, customer privacy, record-keeping, sales and trading practices, and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products and services. Failure to appropriately address these issues could give rise to loss of existing or future business, financial loss, and legal or regulatory liability, including complaints, claims and enforcement proceedings against us, which could, in turn, subject us to fines, judgments and other penalties.
Regulatory capital requirements may limit our ability to expand or maintain present levels of our business or impair our ability to meet our financial obligations.
     We are subject to the SEC’s uniform net capital rule (Rule 15c3-1) and the net capital rule of FINRA, which may limit our ability to make withdrawals of capital from Piper Jaffray & Co., our broker dealer subsidiary. The uniform net capital rule sets the minimum level of net capital a broker dealer must maintain and also requires that a portion of its assets be relatively liquid. FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below its requirements. In addition, Piper Jaffray Ltd., our London-based broker dealer subsidiary, and Piper Jaffray Asia, our Hong Kong-based broker dealer subsidiary, are subject to similar limitations under applicable laws in those jurisdictions.
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
     Our certificate of incorporation and bylaws and Delaware law contain provisions that are intended to deter abusive takeover tactics by making them unacceptably expensive to the raider and to encourage prospective acquirors to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include limitations on actions by our shareholders by written consent and a rights plan that gives our board of directors the right to issue preferred stock without shareholder approval, which could be used to dilute the stock ownership of a potential hostile acquiror. Previously, our certificate of incorporation and bylaws also included provisions for a classified board of directors, but our shareholders approved the elimination of the classified structure at our 2007 annual meeting, resulting in the annual election of all directors in 2010. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15 percent or more of our outstanding common stock. In connection with our spin-off from U.S. Bancorp we adopted a rights agreement, which would impose a significant penalty on any person or group that acquires 15 percent or more of our outstanding common stock without the approval of our board of directors. We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal, and are not intended to make our company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of our company and our shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
     None.

ITEM 2.	PROPERTIES.
     As of February 21, 2008, we conducted our operations through 22 principal offices in 17 states and in London, Hong Kong, and Shanghai. All of our offices are leased. Our principal executive office is located at 800 Nicollet Mall, Suite 800, Minneapolis, Minnesota and, as of February 21, 2008, comprise approximately 320,000 square feet of leased space (of which approximately 94,600 square feet have been subleased to others and approximately 49,000 square feet we are marketing for sublease). We have entered into a sublease arrangement with U.S. Bancorp, as lessor, for our offices at 800 Nicollet Mall, the term of which expires on May 29, 2014.

ITEM 3.	LEGAL PROCEEDINGS.
     Due to the nature of our business, we are involved in a variety of legal proceedings (including, but not limited to, those described below). These proceedings include litigation, arbitration and regulatory proceedings, which may arise from, among other things, underwriting or other transactional activity, client account activity, employment matters, regulatory examinations of our businesses and investigations of securities industry practices by governmental agencies and self-regulatory organizations. The securities industry is highly regulated, and the regulatory scrutiny applied to securities firms has increased dramatically in recent years, resulting in a higher number of regulatory investigations and enforcement actions and significantly greater uncertainty regarding the likely outcome of these matters. The number of litigation and arbitration proceedings also has increased in recent years. Accordingly, in recent years we have incurred higher expenses for legal proceedings than previously.
     At the time of our spin-off from U.S. Bancorp, we assumed liability for certain legal proceedings that named U.S. Bancorp as a defendant but related to the business we managed when Piper Jaffray was a subsidiary of U.S. Bancorp. In those situations, we generally have agreed with U.S. Bancorp that we will manage the proceedings and indemnify U.S. Bancorp for the related expenses, including the amount of any judgment. In turn, U.S. Bancorp agreed to indemnify us for certain legal proceedings relating to our business prior to the spin-off (as described in Note 17 to our consolidated financial statements included in this Form 10-K).
     As part of our asset purchase agreement with UBS for the sale of our PCS branch network, UBS agreed to assume certain liabilities of the PCS business, including certain liabilities and obligations arising from litigation, arbitration, customer complaints and other claims related to the PCS business. In certain cases we have agreed to indemnify UBS for litigation matters after UBS has incurred costs of $6.0 million related to these matters and as of December 31, 2007, UBS has exceeded this $6.0 million threshold. In addition, we have retained liabilities arising from regulatory matters and certain litigation relating to the PCS business prior to the sale.
     Litigation-related expenses include amounts we reserve and/or pay out as legal and regulatory settlements, awards or judgments, and fines. Parties who initiate litigation and arbitration proceedings against us may seek substantial or indeterminate damages, and regulatory investigations can result in substantial fines being imposed on us. We reserve for contingencies related to legal proceedings at the time and to the extent we determine the amount to be probable and reasonably estimable. However, it is inherently difficult to predict accurately the timing and outcome of legal proceedings, including the amounts of any settlements, judgments or fines. We assess each proceeding based on its particular facts, our outside advisors’ and our past experience with similar matters, and expectations regarding the current legal and regulatory environment and other external developments that might affect the outcome of a particular proceeding or type of proceeding. We believe, based on our current knowledge, after appropriate consultation with outside legal counsel, in light of our established reserves, the indemnification available from U.S. Bancorp and assumption by UBS of certain PCS-related liabilities, that pending litigation, arbitration and regulatory proceedings, including those described below, will be resolved with no material adverse effect on our financial condition. Of course, there can be no assurance that our assessments will reflect the ultimate outcome of pending proceedings, and the outcome of any particular matter may be material to our operating results for any particular period, depending, in part, on the operating results for that period and the amount of established reserves and indemnification. We generally have denied, or believe that we have meritorious defenses and will deny, liability in all significant cases currently pending against us, and we intend to vigorously defend such actions.
Initial Public Offering Allocation Litigation
     We have been named, along with other leading securities firms, as a defendant in many putative class actions filed in 2001 and 2002 in the U.S. District Court for the Southern District of New York involving the allocation of securities in certain initial public offerings. The court’s order, dated August 8, 2001, transferred all related class action complaints for coordination and pretrial purposes as In re Initial Public

Offering Allocation Securities Litigation, Master File No. 21 MC 92 (SAS). These complaints assert claims pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The claims are based, in part, upon allegations that between 1998 and 2000, in connection with acting as an underwriter of certain initial public offerings of technology and Internet-related companies, we obtained excessive compensation by allocating shares in these initial public offerings to preferred customers who, in return, purportedly agreed to pay additional compensation to us in the form of excess commissions that we failed to disclose. The complaints also allege that our customers who received favorable allocations of shares in initial public offerings agreed to purchase additional shares of the same issuer in the secondary market at pre-determined prices. These complaints seek unspecified damages. Seventeen focus cases have been selected, including eleven cases for purposes of merits discovery and six cases for purposes of class certification. We are named defendants in two of the merits focus cases and none of the class certification focus cases. On October 13, 2004, the court issued an opinion largely granting plaintiffs’ motions for class certification in the six class certification focus cases. Defendants filed a petition seeking leave to appeal the class certification ruling and, on December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued its decision in In re Initial Public Offering Securities Litigation, No 05-3349-CV (Dec. 5, 2006) vacating the class certifications and remanding for further proceedings finding that (1) a district judge may not certify a class without making a ruling that each F.R.C.P. Rule 23 requirement is met, (2) all the evidence must be assessed as with any threshold issue, (3) the fact that a Rule 23 requirement might overlap with an issue on the merits does not avoid the court’s obligation to make a ruling as to whether the requirement is met, and (4) the cases pending on appeal may not be certified as class actions. Plaintiffs petitioned the Second Circuit for rehearing and rehearing en banc of its decision. The Second Circuit denied the petition for rehearing and plaintiffs filed amended, consolidated complaints in six focus cases. The defendants moved to dismiss the amended consolidated complaints on November 14, 2007.
Initial Public Offering Fee Antitrust Litigation
     In 1998, we were named, along with other leading securities firms, as a defendant in several putative class actions filed in the U.S. District Court for the Southern District of New York. The court consolidated these purported class actions in In re Public Offering Fee Antitrust Litigation, Case No. 98 CV 7890 (LMM). The consolidated amended complaint, which sought unspecified compensatory damages, treble damages and injunctive relief, was filed on behalf of purchasers of shares issued in certain initial public offerings for U.S. companies and alleged that defendants conspired in offerings of an amount between $20 million and $80 million to fix the underwriters’ discount at 7.0 percent of the offering amount in violation of Section 1 of the Sherman Act. Plaintiffs’ damage claims were dismissed in 2004. Absent any ability to recover damages, plaintiffs have been instructed to advise the court whether they intend to pursue injunctive relief as a class action. The Second Circuit reversed and remanded the decision denying class certification.
     Similar purported class actions also have been filed against us, as well as other leading securities firms, in the U.S. District Court for the Southern District of New York on behalf of issuer companies asserting substantially similar antitrust claims based upon allegations that 7.0 percent underwriters’ discounts violate the Sherman Act. These purported class actions were consolidated by the district court as In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation, Case No. 00 CV 7804 (LMM), on May 23, 2001. On April 18, 2006, the Court denied plaintiffs’ request that the matter be certified as a class action. Plaintiffs appealed the denial of class certification to the U.S. Court of Appeals for the Second Circuit. On September 11, 2007, the Second Circuit reversed and remanded the decision denying class certification. Plaintiffs have again moved for class certification, and the underwriter defendants have opposed that motion.
Enron Litigation
     We are among numerous defendants in an action filed in the U.S. Bankruptcy Court for the Southern District of New York in November 2003 relating to Enron Corp., which filed for bankruptcy protection under U.S. bankruptcy laws on December 2, 2001. The action asserts that all parties who sold Enron short-term commercial paper in late October or early November 2001, received preferential payments or fraudulent transfers which are recoverable from the recipients. Claims totaling approximately $60 million are being asserted against numerous defendants including us, Enron’s commercial paper dealers and various broker-dealer intermediaries and customers who acquired the commercial paper. In early 2004, most of the defendants in the case filed motions to dismiss based on the 11 U.S.C. §546(e) safe harbor defense. The motion was denied. On August 1, 2005, various defendants including us petitioned to have the denial of the motion to dismiss reviewed by the U.S. District Court for the Southern District of New York.

Municipal Contract Matters
     We have received subpoenas and requests for information from, and we are responding to, the SEC and the U.S. Department of Justice (“DOJ”), Antitrust Division, which are conducting broad, industry-wide investigations of anticompetitive and other practices relating to the marketing, providing or brokering of contracts involving the investment or reinvestment of proceeds of certain tax-exempt bond issues, including guaranteed investment contracts, derivatives and other investment securities. In December 2007, the DOJ notified one of our employees, whose employment subsequently was terminated, that he is regarded as a target of the investigation. We are cooperating with these inquiries and discussions with the SEC and DOJ are continuing.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     During the fourth quarter of 2007, we did not submit any matters to a vote of our shareholders.
PART II

ITEM 5.	MARKET FOR THE COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     The sections of our 2007 Annual Report to Shareholders entitled “Market for Piper Jaffray Common Stock and Related Shareholder Matters” and “Stock Performance Graph” are incorporated herein by reference and also are included in Exhibit 13.1 to this Form 10-K.
     A third-party trustee makes open market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.
     There were no purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended December 31, 2007.

ITEM 6.	SELECTED FINANCIAL DATA.
     The section of our 2007 Annual Report to Shareholders entitled “Selected Financial Data” is incorporated herein by reference and also is included in Exhibit 13.1 to this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The section of our 2007 Annual Report to Shareholders entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference and also is included in Exhibit 13.1 to this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
     The section of our 2007 Annual Report to Shareholders entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Enterprise Risk Management” is incorporated herein by reference and also is included in Exhibit 13.1 to this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The consolidated financial statements and notes thereto included in our 2007 Annual Report to Shareholders are incorporated herein by reference and also are included in Exhibit 13.1 to this Form 10-K. The section of our 2007 Annual Report to Shareholders entitled “Supplemental Information—Quarterly Information” is incorporated herein by reference and also is included in Exhibit 13.1 to this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

ITEM 9A.	CONTROLS AND PROCEDURES.
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding disclosure. During the fourth quarter of our fiscal year ended December 31, 2007, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Management’s Report on Internal Control Over Financial Reporting and the attestation report of our independent registered public accounting firm on management’s assessment of internal control over financial reporting are included in our 2007 Annual Report to Shareholders and are incorporated herein by reference. These reports also are included in Exhibit 13.1 to this Form 10-K.

ITEM 9B.	OTHER INFORMATION.
     Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The information regarding our executive officers included in Part I of this Form 10-K under the caption “Executive Officers” is incorporated herein by reference. The information in the definitive proxy statement for our 2008 annual meeting of shareholders to be held on May 7, 2008, under the captions “Nominees for Election as Directors for a one-year term expiring 2009,” “Members of the Board of Directors Continuing in Office,” “Information Regarding the Board of Directors and Corporate Governance—Committees of the Board—Audit Committee,” “Information Regarding the Board of Directors and Corporate Governance—Codes of Ethics and Business Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.
     The information in the definitive proxy statement for our 2008 annual meeting of shareholders to be held on May 7, 2008, under the captions “Executive Compensation,” “Certain Relationships and Related Transactions—Compensation Committee Interlocks and Insider Participation” and “Information Regarding the Board of Directors and Corporate Governance—Compensation Program for Non-Employee Directors” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.
     The information in the definitive proxy statement for our 2008 annual meeting of shareholders to be held on May 7, 2008, under the captions “Security Ownership—Beneficial Ownership of Directors, Nominees and Executive Officers,” “Security Ownership—Beneficial Owners of More than Five Percent of Our Common Stock” and “Item 3—Outstanding Equity Awards” are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     The information in the definitive proxy statement for our 2008 annual meeting of shareholders to be held on May 7, 2008, under the captions “Information Regarding the Board of Directors and Corporate Governance—Director Independence,” “Certain Relationships and Related Transactions—Transactions with Related Persons” and “Certain Relationships and Related Transactions—Review and Approval of Transactions with Related Persons” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The information in the definitive proxy statement for our 2008 annual meeting of shareholders to be held on May 7, 2008, under the captions “Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Fees” and “Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Services Pre-Approval Policy” is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1) FINANCIAL STATEMENTS OF THE COMPANY.
     The Consolidated Financial Statements incorporated herein by reference and included in Exhibit 13.1 to this Form 10-K are listed on page F-1 by reference to the corresponding page numbers in our 2007 Annual Report to Shareholders.
(a)(2) FINANCIAL STATEMENT SCHEDULES.
     The financial statement schedule required to be filed hereunder is listed on page F-1. All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.
(a)(3) EXHIBITS.

Exhibit		Method of
Number	Description	Filing
2.1	Separation and Distribution Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	(1)

2.2	Asset Purchase Agreement dated April 10, 2006, among Piper Jaffray Companies, Piper Jaffray & Co. and UBS Financial Services Inc. #	(2)

2.3	Agreement of Purchase and Sale dated April 12, 2007 among Piper Jaffray Companies, Piper Jaffray Newco Inc., WG CAR, LLC, Charles D. Walbrandt, Joseph E. Gallagher, Jr., Wiley D. Angell, James J. Cunnane, Jr. and Mohammed Riad. #	(3)

2.4	Amendment to Agreement of Purchase and Sale dated September 14, 2007 among Piper Jaffray Companies, Piper Jaffray Investment Management Inc. (formerly known as Piper Jaffray Newco Inc.), WG CAR, LLC, Charles D. Walbrandt, Joseph E. Gallagher, Jr., Wiley D. Angell, James J. Cunnane, Jr. and Mohammed Riad.	(4)

2.5	Equity Purchase Agreement, dated July 3, 2007, among Piper Jaffray Companies, all owners of the equity interests in Goldbond Capital Holdings Limited (“Sellers”), Ko Po Ming, and certain individuals and entities who are owners of certain Sellers. #	(5)

3.1	Amended and Restated Certificate of Incorporation.	(6)

3.2	Amended and Restated Bylaws.	(6)

4.1	Form of Specimen Certificate for Piper Jaffray Companies Common Stock.	(7)

4.2	Rights Agreement, dated as of December 31, 2003, between Piper Jaffray Companies and Mellon Investor Services LLC, as Rights Agent. #	(1)

10.1	Employee Benefits Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	(1)

10.2	Tax Sharing Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	(1)

10.3	Insurance Matters Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	(1)

Exhibit		Method of
Number	Description	Filing
10.4	Sublease Agreement, dated as of September 18, 2003, between U.S. Bancorp and U.S. Bancorp Piper Jaffray Inc.	(8)

10.5	Form of Cash Award Agreement.*	(1)

10.6	U.S. Bancorp Piper Jaffray Inc. Second Century 2000 Deferred Compensation Plan.*	(1)

10.7	U.S. Bancorp Piper Jaffray Inc. Second Century Growth Deferred Compensation Plan (As Amended and Restated Effective September 30, 1998).*	(1)

10.8	Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.*	(9)

10.9	Form of Stock Option Agreement for Employee Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.*	(10)

10.10	Form of Restricted Stock Agreement for Employee Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.*	(10)

10.11	Form of Stock Option Agreement for Non-Employee Director Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.*	(11)

10.12	Piper Jaffray Companies Deferred Compensation Plan for Non-Employee Directors.*	(12)

10.13	Summary of Non-Employee Director Compensation Program.*	Filed herewith

10.14	Summary of Annual Incentive Program for Certain Executive Officers.*	(13)

10.15	Summary of Addison L. Piper Compensation Arrangement*	(10)

10.16	Form of Notice Period Agreement.*	(10)

10.17	Loan Agreement (Auction Rate Securities Facility), dated February 19, 2008, between Piper Jaffray Funding II Inc. and U.S. Bank National Association	(14)

10.18	Loan Agreement (Broker-Dealer ARS Facility), dated February 19, 2008, between Piper Jaffray & Co. and U.S. Bank National Association	(14)

13.1	Selected Portions of the 2007 Annual Report to Shareholders.	Filed herewith

21.1	Subsidiaries of Piper Jaffray Companies.	Filed herewith

23.1	Consent of Ernst & Young LLP.	Filed herewith

24.1	Power of Attorney.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice Chairman and Chief Financial Officer.	Filed herewith

32.1	Section 1350 Certifications.	Filed herewith

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

#	The Company hereby agrees to furnish supplementally to the Commission upon request any omitted exhibit or schedule.

(1)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year end December 31, 2003, filed with the Commission on March 8, 2004, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on April 11, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on April 13, 2007, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on September 14, 2007, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on July 3, 2007, and incorporated herein by reference.

(6)	File as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2007, filed with the Commission on August 8, 2007, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Form 10, filed with the Commission on June 25, 2003, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Amendment No. 2 to Form 10, filed with the Commission on October 23, 2003, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2006, filed with the Commission on August 4, 2006, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Form 10-K For the year ended December 31, 2006, filed with the Commission on March 1, 2007, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, filed with the Commission on August 4, 2004, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2007, filed with the Commission on May 4, 2007, and incorporated herein by reference.

(13)	Incorporated herein by reference to Item 5.02 of the Company’s Form 8-K, filed with the Commission on February 27, 2008.

(14)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on February 22, 2008, and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2008.

PIPER JAFFRAY COMPANIES
By /s/ Andrew S. Duff
Its Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2008.

SIGNATURE	TITLE

/s/ Andrew S. Duff Andrew S. Duff	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas P. Schnettler Thomas P. Schnettler	Vice Chairman and Chief Financial Officer (Principal Financial Officer)

/s/ Timothy L. Carter Timothy L. Carter	Chief Accounting Officer (Principal Accounting Officer)

/s/ Michael R. Francis	Director

Michael R. Francis

/s/ B. Kristine Johnson	Director

B. Kristine Johnson

/s/ Samuel L. Kaplan	Director

Samuel L. Kaplan

/s/ Addison L. Piper	Director

Addison L. Piper

/s/ Lisa K. Polsky	Director

Lisa K. Polsky

/s/ Frank L. Sims	Director

Frank L. Sims

/s/ Jean M. Taylor	Director

Jean M. Taylor

PIPER JAFFRAY COMPANIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

	Page
	Form	Annual
	10-K	Report
Consolidated Financial Statements
Management’s Report on Internal Control Over Financial Reporting		33
Report of Independent Registered Public Accounting Firm		34
Report of Independent Registered Public Accounting Firm		35
Consolidated Financial Statements
Consolidated Statements of Financial Condition		36
Consolidated Statements of Operations		37
Consolidated Statements of Changes in Shareholders’ Equity		38
Consolidated Statements of Cash Flows		39
Notes to Consolidated Financial Statements		40
Financial Statement Schedule
Schedule I — Piper Jaffray Companies (Parent Company Only) Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Statements of Financial Condition	F-2
Statements of Operations	F-3
Statements of Cash Flows	F-4
Notes to Financial Statements	F-5

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Piper Jaffray Companies
We have audited the consolidated financial statements of Piper Jaffray Companies as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated February 26, 2008 (incorporated by reference in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 26, 2008

Piper Jaffray Companies
(Parent Company Only)
Statements of Financial Condition

	December 31,
	2007	2006
(Amounts in thousands)
Assets

Cash and cash equivalents	$230	$4,738
Investment in and advances to subsidiaries	918,783	917,858
Other assets	2,076	1,843

	$921,089	$924,439

Liabilities and Shareholders’ Equity

Other liabilities	$8,500	$—

Shareholders’ equity	912,589	924,439

Total liabilities and shareholders’ equity	$921,089	$924,439

See Notes to Financial Statements

Piper Jaffray Companies
(Parent Company Only)
Statements of Operations

	Year Ended December 31,
	2007	2006	2005
(Amounts in thousands)
Revenues:

Dividends from subsidiaries	$182,326	$102,700	$1,900
Interest income	96	73	24
Unrealized gain on investments	75	—	—

Total revenues	182,497	102,773	1,924

Expenses:

Total expenses	3,859	4,404	4,774

Income/(loss) before income tax expense/(benefit) and equity in undistributed income of subsidiaries	178,638	98,369	(2,850)

Income tax expense/(benefit)	48,060	44,671	(980)

Income/(loss) of parent company	130,578	53,698	(1,870)

Equity in undistributed (distributed in excess of) income of subsidiaries	(88,362)	181,555	41,953

Net income	$42,216	$235,253	$40,083

See Notes to Financial Statements

Piper Jaffray Companies
(Parent Company Only)
Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
(Amounts in thousands)
Operating Activities:

Net income	$42,216	$235,253	$40,083
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	465	300	292
Equity distributed in excess of (undistributed) income of subsidiaries	88,362	(181,555)	(41,953)

Net cash provided by (used in) operating activities	131,043	53,998	(1,578)

Financing Activities:

Advances from (to) subsidiaries	(55,580)	48,834	46,096
Repurchases of common stock	(79,971)	(100,000)	(42,612)

Net cash provided by (used in) financing activities	(135,551)	(51,166)	3,484

Net increase (decrease) in cash and cash equivalents	(4,508)	2,832	1,906

Cash and cash equivalents at beginning of year	4,738	1,906	—

Cash and cash equivalents at end of year	$230	$4,738	$1,906

Supplemental disclosures of cash flow information
Cash received (paid) during the year for:
Interest	$96	$73	$24
Income taxes	$(48,060)	$(44,671)	$980
See Notes to Financial Statements

Piper Jaffray Companies
(Parent Company Only)
Notes to Financial Statements
Note 1 Background
Background
     Piper Jaffray Companies is the parent company of Piper Jaffray & Co. (“Piper Jaffray”), a securities broker dealer and investment banking firm; Piper Jaffray Ltd., a firm providing securities brokerage and investment banking services in Europe headquartered in London, England; Piper Jaffray Financial Products Inc., an entity that facilitates customer derivative transactions; Piper Jaffray Financial Products II Inc., an entity dealing primarily in variable rate municipal products; Fiduciary Asset Management, LLC (“FAMCO”), an entity providing asset management services to clients through separately managed accounts and closed-end funds offering an array of investment products; Piper Jaffray Asia Holdings Limited, an entity providing investment banking services in China headquartered in Hong Kong; and other immaterial subsidiaries. Piper Jaffray Companies and its subsidiaries (collectively, the “Company”) operate as one reporting segment providing investment banking services, institutional sales, trading and research services, and asset management services.
General
     The financial information of the Parent Company Only should be read in conjunction with the consolidated financial statements of Piper Jaffray Companies and the notes thereto in the Piper Jaffray Companies 2007 Annual Report to Shareholders and also included in Exhibit 13.1 to this Form 10-K.
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
Note 2 Dividend Restrictions
     Piper Jaffray is registered as a securities broker dealer and as an investment advisor with the SEC and is a member of various self regulatory organizations (“SRO”) and securities exchanges. In July of 2007, the NASD and the member regulation, enforcement and arbitration functions of the New York Stock Exchange consolidated to form the Financial Industry Regulatory Authority (“FINRA”), which now serves as our primary SRO, although the NYSE continues to have oversight over NYSE-related market activites. Piper Jaffray is subject to the Uniform Net Capital Rule of the SEC and the net capital rule of FINRA. Piper Jaffray has elected to use the alternative method permitted by the SEC rule, which requires that it maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as such term is defined in the SEC rule. Under the FINRA rule, FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. As of December 31, 2007, Piper Jaffray net capital exceeded 5 percent of aggregate debits by $196.7 million. Advances to affiliates, repayment of subordinated debt, dividend payments and other equity withdrawals from Piper Jaffray are subject to certain notification and other provisions of the SEC and FINRA rules. In addition, Piper Jaffray is subject to certain notification requirements related to withdrawals of excess net capital.
Note 3 Guarantees
     The Parent Company has guaranteed certain obligations and activities of Piper Jaffray Ltd. related to lease obligations, underwriting activities and custody and clearance arrangements with counterparties. In addition, the Parent Company has guaranteed the performance of certain of its subsidiaries derivatives activities.

Exhibit Index

Exhibit		Method of
Number	Description	Filing
2.1	Separation and Distribution Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	(1)

2.2	Asset Purchase Agreement dated April 10, 2006, among Piper Jaffray Companies, Piper Jaffray & Co. and UBS Financial Services Inc. #	(2)

2.3	Agreement of Purchase and Sale dated April 12, 2007 among Piper Jaffray Companies, Piper Jaffray Newco Inc., WG CAR, LLC, Charles D. Walbrandt, Joseph E. Gallagher, Jr., Wiley D. Angell, James J. Cunnane, Jr. and Mohammed Riad. #	(3)

2.4	Amendment to Agreement of Purchase and Sale dated September 14, 2007 among Piper Jaffray Companies, Piper Jaffray Investment Management Inc. (formerly known as Piper Jaffray Newco Inc.), WG CAR, LLC, Charles D. Walbrandt, Joseph E. Gallagher, Jr., Wiley D. Angell, James J. Cunnane, Jr. and Mohammed Riad.	(4)

2.5	Equity Purchase Agreement, dated July 3, 2007, among Piper Jaffray Companies, all owners of the equity interests in Goldbond Capital Holdings Limited (“Sellers”), Ko Po Ming, and certain individuals and entities who are owners of certain Sellers. #	(5)

3.1	Amended and Restated Certificate of Incorporation.	(6)

3.2	Amended and Restated Bylaws.	(6)

4.1	Form of Specimen Certificate for Piper Jaffray Companies Common Stock.	(7)

4.2	Rights Agreement, dated as of December 31, 2003, between Piper Jaffray Companies and Mellon Investor Services LLC, as Rights Agent. #	(1)

10.1	Employee Benefits Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	(1)

10.2	Tax Sharing Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	(1)

10.3	Insurance Matters Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	(1)

10.4	Sublease Agreement, dated as of September 18, 2003, between U.S. Bancorp and U.S. Bancorp Piper Jaffray Inc.	(8)

10.5	Form of Cash Award Agreement.*	(1)

10.6	U.S. Bancorp Piper Jaffray Inc. Second Century 2000 Deferred Compensation Plan.*	(1)

10.7	U.S. Bancorp Piper Jaffray Inc. Second Century Growth Deferred Compensation Plan (As Amended and Restated Effective September 30, 1998).*	(1)

10.8	Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.*	(9)

10.9	Form of Stock Option Agreement for Employee Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.*	(10)

10.10	Form of Restricted Stock Agreement for Employee Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.*	(10)

10.11	Form of Stock Option Agreement for Non-Employee Director Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.*	(11)

10.12	Piper Jaffray Companies Deferred Compensation Plan for Non-Employee Directors.*	(12)

10.13	Summary of Non-Employee Director Compensation Program.*	Filed herewith

10.14	Summary of Annual Incentive Program for Certain Executive Officers.*	(13)

10.15	Summary of Addison L. Piper Compensation Arrangement*	(10)

Exhibit		Method of
Number	Description	Filing
10.16	Form of Notice Period Agreement.*	(10)

10.17	Loan Agreement (Auction Rate Securities Facility), dated February 19, 2008, between Piper Jaffray Funding II Inc. and U.S. Bank National Association	(14)

10.18	Loan Agreement (Broker-Dealer ARS Facility), dated February 19, 2008, between Piper Jaffray & Co. and U.S. Bank National Association	(14)

13.1	Selected Portions of the 2007 Annual Report to Shareholders.	Filed herewith

21.1	Subsidiaries of Piper Jaffray Companies.	Filed herewith

23.1	Consent of Ernst & Young LLP.	Filed herewith

24.1	Power of Attorney.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice Chairman and Chief Financial Officer.	Filed herewith

32.1	Section 1350 Certifications.	Filed herewith

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

#	The Company hereby agrees to furnish supplementally to the Commission upon request any omitted exhibit or schedule.

(1)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year end December 31, 2003, filed with the Commission on March 8, 2004, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on April 11, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on April 13, 2007, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on September 14, 2007, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on July 3, 2007, and incorporated herein by reference.

(6)	File as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2007, filed with the Commission on August 8, 2007, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Form 10, filed with the Commission on June 25, 2003, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Amendment No. 2 to Form 10, filed with the Commission on October 23, 2003, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2006, filed with the Commission on August 4, 2006, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Form 10-K For the year ended December 31, 2006, filed with the Commission on March 1, 2007, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, filed with the Commission on August 4, 2004, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2007, filed with the Commission on May 4, 2007, and incorporated herein by reference.

(13)	Incorporated herein by reference to Item 5.02 of the Company’s Form 8-K, filed with the Commission on February 27, 2008.

(14)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on February 22, 2008, and incorporated herein by reference.