Form 10-Q
period 2008-03-31
PIPER JAFFRAY COMPANIES
filed 2008-05-12
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☑	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of May 2, 2008, the registrant had 18,731,269 shares of Common Stock outstanding.

Piper Jaffray Companies
Index to Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Piper Jaffray Companies
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2008	2007
(Amounts in thousands, except share data)	(Unaudited)
Assets

Cash and cash equivalents	$26,660	$150,348
Cash and cash equivalents segregated for regulatory purposes	10,000	—
Receivables:
Customers	125,088	124,329
Brokers, dealers and clearing organizations	85,732	87,668
Deposits with clearing organizations	30,062	30,649
Securities purchased under agreements to resell	26,048	52,931

Financial instruments and other inventory positions owned	510,503	550,335
Financial instruments and other inventory positions owned and pledged as collateral	383,706	242,214

Total financial instruments and other inventory positions owned	894,209	792,549

Fixed assets (net of accumulated depreciation and amortization of $57,844 and $55,508, respectively)	25,430	27,208
Goodwill	284,804	284,804
Intangible assets (net of accumulated amortization of $6,264 and $5,609, respectively)	16,489	17,144
Other receivables	48,403	47,719
Other assets	104,176	107,807

Total assets	$1,677,101	$1,723,156

Liabilities and Shareholders’ Equity

Short-term bank financing	$112,250	$—
Payables:
Customers	73,188	91,272
Checks and drafts	16,622	7,444
Brokers, dealers and clearing organizations	46,101	23,675
Securities sold under agreements to repurchase	274,227	247,202
Financial instruments and other inventory positions sold, but not yet purchased	125,817	224,710
Accrued compensation	35,609	132,908
Other liabilities and accrued expenses	77,313	83,356

Total liabilities	761,127	810,567

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at March 31, 2008 and December 31, 2007;
Shares issued: 19,494,488 at March 31, 2008 and December 31, 2007;
Shares outstanding: 16,038,106 at March 31, 2008 and 15,662,835 at December 31, 2007	195	195
Additional paid-in capital	724,202	737,735
Retained earnings	364,463	367,900
Less common stock held in treasury, at cost: 3,456,382 shares at March 31, 2008 and 3,831,653 shares at December 31, 2007	(173,946)	(194,461)
Other comprehensive income	1,060	1,220

Total shareholders’ equity	915,974	912,589

Total liabilities and shareholders’ equity	$1,677,101	$1,723,156

See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2008	2007
Revenues:

Investment banking	$55,265	$83,733
Institutional brokerage	29,812	41,694
Interest	15,159	17,410
Asset management	3,973	127
Other income/(loss)	(1,600)	688

Total revenues	102,609	143,652

Interest expense	6,878	6,702

Net revenues	95,731	136,950

Non-interest expenses:

Compensation and benefits	65,251	80,116
Occupancy and equipment	8,110	7,722
Communications	6,739	6,259
Floor brokerage and clearance	2,654	3,515
Marketing and business development	6,096	5,681
Outside services	8,817	7,317
Other operating expenses	2,474	3,756

Total non-interest expenses	100,141	114,366

Income/(loss) from continuing operations before income tax expense/(benefit)	(4,410)	22,584

Income tax expense/(benefit)	(973)	7,862

Net income/(loss) from continuing operations	(3,437)	14,722

Discontinued operations:
Loss from discontinued operations, net of tax	—	(1,304)

Net income/(loss)	$(3,437)	$13,418

Earnings per basic common share
Income/(loss) from continuing operations	$(0.22)	$0.86
Loss from discontinued operations	—	(0.08)

Earnings per basic common share	$(0.22)	$0.79

Earnings per diluted common share
Income from continuing operations	N/A	$0.82
Loss from discontinued operations	—	(0.07)

Earnings per diluted common share	N/A	$0.74

Weighted average number of common shares outstanding
Basic	15,829	17,071
Diluted	16,634	18,018
See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Operating Activities:

Net income/(loss)	$(3,437)	$13,418
Adjustments to reconcile net income/(loss) to net cash provided by/ (used in) operating activities:
Depreciation and amortization	2,391	2,158
Deferred income taxes	4,222	8,061
Gain on disposal of fixed assets	—	(34)
Stock-based compensation	9,801	5,477
Amortization of intangible assets	655	400
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	(10,000)	(10,000)
Receivables:
Customers	(771)	9,712
Brokers, dealers and clearing organizations	3,359	208,103
Deposits with clearing organizations	587	(3,307)
Securities purchased under agreements to resell	26,883	(43,288)
Net financial instruments and other inventory positions owned	(200,578)	(69,590)
Other receivables	(754)	3,957
Other assets	(616)	(12,890)
Increase/(decrease) in operating liabilities:
Payables:
Customers	(18,108)	(26,792)
Checks and drafts	9,178	(5,509)
Brokers, dealers and clearing organizations	20,929	(174,980)
Securities sold under agreements to repurchase	4,691	6,844
Accrued compensation	(92,989)	(99,434)
Other liabilities and accrued expenses	(6,300)	(5,437)

Net cash used in operating activities	(250,857)	(193,131)

Investing Activities:

Purchases of fixed assets, net	(711)	(3,165)

Net cash used in investing activities	(711)	(3,165)

Financing Activities:

Increase in securities loaned	—	7,410
Increase in securities sold under agreements to repurchase	22,334	212,085
Increase in short-term bank financing	112,250	—
Repurchase of common stock	(6,997)	(16,935)
Excess tax benefits from stock-based compensation	454	1,911
Proceeds from stock option transactions	20	2,062

Net cash provided by financing activities	128,061	206,533

Currency adjustment:
Effect of exchange rate changes on cash	(181)	(256)

Net increase/(decrease) in cash and cash equivalents	(123,688)	9,981

Cash and cash equivalents at beginning of period	150,348	39,903

Cash and cash equivalents at end of period	$26,660	$49,884

Supplemental disclosure of cash flow information -
Cash paid/(received) during the period for:
Interest	$2,285	$6,226
Income taxes	$(4,775)	$1,336

Non-cash financing activities -
Issuance of common stock for retirement plan obligations:
90,140 shares and 8,619 shares for the three months ended March 31, 2008 and 2007, respectively	$3,704	$598
See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)
Note 1  Background
     Piper Jaffray Companies is the parent company of Piper Jaffray & Co. (“Piper Jaffray”), a securities broker dealer and investment banking firm; Piper Jaffray Ltd., a firm providing securities brokerage and investment banking services in Europe headquartered in London, England; Piper Jaffray Asia Holdings Limited, an entity providing investment banking services in China headquartered in Hong Kong; Fiduciary Asset Management, LLC (“FAMCO”), an entity providing asset management services to clients through separately managed accounts and closed end funds offering an array of investment products; Piper Jaffray Financial Products Inc., an entity that facilitates customer derivative transactions; Piper Jaffray Financial Products II Inc., an entity dealing primarily in variable rate municipal products; and other immaterial subsidiaries. Piper Jaffray Companies and its subsidiaries (collectively, the “Company”) operate as one reporting segment providing investment banking services, institutional sales, trading and research services, and asset management services. As discussed more fully in Note 4, the Company completed the sale of its Private Client Services branch network and certain related assets to UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), on August 11, 2006, thereby exiting the Private Client Services (“PCS”) business.
Basis of Presentation
     The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. All material intercompany balances have been eliminated. Certain financial information for prior periods has been reclassified to conform to the current period presentation.
     The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and reflect all adjustments that in the opinion of management are normal and recurring and that are necessary for a fair statement of the results for the interim periods presented. In accordance with these rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. The consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
Note 2  Summary of Significant Accounting Policies
     Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for a full description of the Company’s significant accounting policies. Changes to the Company’s significant accounting policies are described below.
     Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). Prior to January 1, 2008, the Company followed the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide, Brokers and Dealers in Securities, when determining fair value for financial instruments. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. Further, SFAS 157 disallows the use of block discounts on positions traded in an active market and nullifies certain guidance regarding the recognition of inception gains on certain derivative transactions. The impact of adopting SFAS 157 in our first quarter of 2008 was not material to our consolidated financial statements. See Note 6, “Fair Value of Financial Instruments” to the consolidated financial statements for additional information.
     Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently allowed to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The Company did not make any elections under SFAS 159 to apply fair value to additional financial assets and liabilities.
     Effective January 1, 2008, the Company adopted FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. The adoption of FSP FIN 39-1 did not have a material effect on the consolidated financial statements of the Company.
Financial Instruments and Other Inventory Positions
     Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased, are carried at fair value on the consolidated statements of financial condition, with unrealized gains and losses reflected in the consolidated statements of operations. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. the exit price). Securities (both long and short) are recognized on a trade-date basis.
     Fair value is determined using observable market prices from independent sources where they are available and reliable. The availability of observable market prices and pricing parameters can vary from product to product. A substantial percentage of the fair values recorded for the Company’s financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased are based on observable market prices, observable market parameters, or derived from broker or dealer prices. The fair values of financial instruments for which a quoted market or dealer price is not available are based on management’s estimate, using the best information available, of amounts that could be realized under current market conditions. Among the factors considered by management in determining the fair value of these securities are the cost, terms and liquidity of the investment, the financial condition and operating results of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments.
Derivative Contract Financial Instruments
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
     The fair values related to derivative contract transactions are reported in financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased on the consolidated statements of financial condition and any unrealized gain or loss resulting from changes in fair values of derivatives is recognized on the consolidated statements of operations. Fair value is determined using quoted market prices when available or pricing models. The Company does not utilize “hedge accounting” as described within SFAS No. 133. Derivatives are reported on a net-by-counterparty basis when a legal right of offset exists and, on a net-by-cross product basis when applicable provisions are stated in a master netting agreement. Cash collateral received or paid is netted on a counterparty basis, provided legal right of offset exists.
Note 3  Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are evaluating the impact of SFAS 160 on our consolidated financial statements.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods after November 15, 2008. Early application is permitted. Because SFAS 161 impacts the Company’s disclosure and not its accounting treatment for derivative instruments and any related hedged items, the Company’s adoption of SFAS 161 will not impact the consolidated financial statements.
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
     In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the results of PCS operations have been classified as discontinued operations for all periods presented. The Company recorded a loss from discontinued operations, net of tax, of $1.3 million for the three months ended March 31, 2007, related to the cost of decommissioning a PCS-oriented back office system, litigation-related expenses and restructuring charges. The Company may incur discontinued operations expense or income related to changes in litigation reserve estimates for retained PCS litigation matters and for changes in estimates to occupancy and severance restructuring charges if the facts that support the Company’s estimates change.
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

Note 5	Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased
     Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased were as follows:

	March 31,	December 31,
(Dollars in thousands)	2008	2007
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$11,923	$14,977
Convertible securities	85,339	102,938
Fixed income securities	40,428	64,367
Municipal Securities:
Auction rate municipal securities	249,725	202,500
Variable rate demand notes	135,541	32,542
Other municipal securities	216,832	208,150
Asset-backed securities	59,949	44,006
U.S. government agency securities	9,866	48,074
U.S. government securities	23,146	4,520
Derivative contracts	46,755	56,554
Other	14,705	13,921

	$894,209	$792,549

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$53,037	$66,856
Convertible securities	754	4,764
Fixed income securities	21,686	26,310
Municipal securities	1,016	11
U.S. government agency securities	5,215	25,752
U.S. government securities	24,445	33,972
Derivative contracts	3,176	18,388
Other	16,488	48,657

	$125,817	$224,710

     At March 31, 2008 and December 31, 2007, financial instruments and other inventory positions owned in the amount of $383.7 million and $242.2 million, respectively, had been pledged as collateral for the Company’s repurchase agreements and secured borrowings.
     Inventory positions sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. The Company is obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected on the consolidated statements of financial condition. The Company economically hedges changes in market value of its financial instruments and other inventory positions owned utilizing inventory positions sold, but not yet purchased, interest rate swaps, futures and exchange-traded options.
Derivative Contract Financial Instruments
     The Company uses interest rate swaps, interest rate locks, and forward contracts to facilitate customer transactions and as a means to manage risk in certain inventory positions. Interest rate swaps are also used to manage interest rate exposure associated with holding residual interest securities from the Company’s tender option bond program. In addition, the Company enters into total return loan swaps to receive the return on $17.0 million in certain corporate loan assets without transferring actual ownership of the underlying loan to the Company. As of March 31, 2008 and December 31, 2007, the Company was counterparty to notional/contract amounts of $8.0 billion and $7.5 billion, respectively, of derivative instruments.

     Our derivative contracts are recorded at fair value. Fair values for derivative contracts represent amounts estimated to be received from or paid to a counterparty in settlement of these instruments. These derivatives are valued using quoted market prices when available or pricing models based on the net present value of estimated future cash flows. The valuation models used require inputs including contractual terms, market prices, yield curves, credit curves and measures of volatility. Derivatives are reported on a net-by-counterparty basis when legal right of offset exists, and on a net-by-cross product basis when applicable provisions are stated in master netting agreements. Cash collateral received or paid is netted on a counterparty basis, provided a legal right of offset exists.
Note 6  Fair Value of Financial Instruments
     We record financial instruments and other inventory positions owned, at market or fair value, with unrealized gains and losses reflected in the consolidated statements of operations.
     The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. Financial instruments with readily available active quoted prices for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment used in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment used in measuring fair value.
     Effective January 1, 2008, the Company adopted SFAS 157, which among other things requires enhanced disclosure about financial instruments carried at fair value. SFAS 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The three broad levels defined by the SFAS 157 hierarchy are as follows:
Level I – Quoted prices are available in active markets for identical assets or liabilities as of the report date. The type of financial instruments included in Level I are highly liquid cash instruments with quoted prices such as U.S. treasury bonds and U.S. government agency securities and equities listed in active markets.
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the report date. The nature of these financial instruments include cash instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are valued using other financial instruments, the parameters of which can be directly observed. Instruments which are generally included in this category are corporate bonds, certain municipal bonds, certain asset-backed securities and derivatives.
Level III – Instruments that have little to no pricing observability as of the report date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments included in this category generally include auction rate municipal securities, firm investments, residual interests in securitizations and certain asset-backed securities.

     The following table summarizes the valuation of our financial instruments by SFAS 157 pricing observability levels as of March 31, 2008:

					Counterparty
					Collateral
(Dollars in thousands)	Level I	Level II	Level III		Netting (1)		Total
Assets:
Financial instruments and other inventory positions owned:
Non-derivative instruments	$28,733	$541,081	$277,640	(2)	$—		$847,454
Derivative instruments	—	46,755	—		—		46,755

Total financial instruments and other inventory positions owned	$28,733	$587,836	$277,640		$—		$894,209

Investments	$—	$—	$47,523		$—		$47,523
Level 3 investments for which the Company does not bear economic exposure			(8,141	)(3)

Level 3 investments for which the Company bears economic exposure			$39,382

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased
Non-derivative instruments	$67,362	$55,279	$—		$—		$122,641
Derivative instruments	—	30,878	—		(27,702	)(4)	3,176

Total financial instruments and other inventory positions sold, but not yet purchased	$67,362	$86,157	$—		$(27,702)		$125,817

Investments	$—	$—	$4,299		$—		$4,299

(1)	As permitted by FIN 39-1 the Company offsets cash and cash equivalent collateral receivables or payables with net derivative positions under certain circumstances.

(2)	Level III non-derivative instruments contains $249.7 million of auction rate municipal securities valued at par.

(3)	Consists of level III investments which are attributable to minority investors or attributable to employee interests in certain consolidated funds.

(4)	The Company posted $27.7 million of short-term U.S. treasury bonds as collateral at March 31, 2008.
     The following table summarizes the changes in fair value carrying values associated with Level III financial instruments during the three months ended March 31, 2008:

	Non-Derivative	Derivative	Investment	Investment
(Dollars in thousands)	Assets	Assets, net	Assets	Liabilities
Balance at December 31, 2007	$230,703	$—	$47,780	$4,576
Purchases (sales), net	46,906	—	2,785	—
Transfers in (out), net	—	—	—	—
Realized gains (losses)(5)	(1,749)	—	777	—
Unrealized gains (losses)(5)	1,780	—	(3,819)	(277)

Balance at March 31, 2008	$277,640	$—	$47,523	$4,299

(5)	Realized and unrealized gains/losses related to non-derivative assets are reported in institutional brokerage on the consolidated statements of operations. Realized and unrealized gains/losses related to investments are reported in other income/(loss) on the consolidated statements of operations
Note 7  Securitizations
     In connection with its tender option bond program, the Company securitizes highly rated municipal bonds. At March 31, 2008 and December 31, 2007, the Company had $299.4 million and $325.6 million, respectively, of par value of municipal bonds in securitization. Each municipal bond is sold into a separate trust that is funded by the sale of variable rate certificates to institutional customers seeking variable rate tax-free investment products. These variable rate certificates reprice weekly. Securitization transactions meeting certain SFAS 140 criteria are treated as sales, with the resulting gain included in institutional brokerage revenue on the consolidated statements of operations. If a securitization does not meet the asset sale requirements of SFAS 140, the transaction is recorded as a borrowing. The Company retains a residual interest in each structure and accounts for the residual interest as a financial instrument owned, which is recorded at fair value on the consolidated statements of financial condition. The fair value of retained interests was $14.7 million and $13.9 million at March 31, 2008 and December 31, 2007, respectively, with a weighted average life of 7.9 years. The fair value of retained interests is estimated based on the present value of future cash flows using management’s best estimates of the key assumptions — expected yield, credit losses of 0 percent and a 12 percent discount rate. At March 31, 2008, the sensitivity of the current fair value of retained interests to immediate 10 percent and 20 percent adverse changes in the key economic assumptions was not material. The Company receives a fee to remarket the variable rate certificates derived from the securitizations.
     Certain cash flow activity for the municipal bond securitizations described above includes:

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Proceeds from new securitizations	$36,037	$—
Remarketing fees received	39	37
Cash flows received on retained interests	1,618	2,083
     Four securitization transactions at March 31, 2008 and three securitization transactions at December 31, 2007 did not meet the asset sale requirements of SFAS 140, causing the Company to consolidate these trusts. Accordingly, the Company recorded an asset for the underlying bonds of $35.1 million (par value $43.3 million) and $49.5 million (par value $49.1 million) as of March 31, 2008 and December 31, 2007 respectively, in financial instruments and other inventory positions owned and a liability for the certificates sold by the trusts for $16.5 million and $48.7 million as of March 31, 2008 and December 31, 2007 respectively, in financial instruments and other inventory positions sold, but not yet purchased, on the consolidated statements of financial condition.
     The Company enters into interest rate swap agreements to manage interest rate exposure associated with holding the residual interest securities from its securitizations, which have been recorded at fair value and resulted in a liability of approximately $14.3 million and $11.1 million at March 31, 2008 and December 31, 2007, respectively.
     The Company has contracted with a major third-party financial institution to act as the liquidity provider for the Company’s tender option bond securitized trusts. The Company has agreed to reimburse this party for any losses associated with providing liquidity to the trusts. The maximum exposure to loss at March 31, 2008 was $274.6 million representing the outstanding amount of all trust certificates. This exposure to loss is mitigated by the underlying bonds in the trusts. These bonds had a market value of approximately $281.5 million at March 31, 2008. The Company believes that the likelihood it will be required to fund the reimbursement agreement obligation under any provision of the arrangement is remote, and accordingly, no liability for such guarantee has been recorded in the accompanying consolidated financial statements.
Note 8  Receivables from and Payables to Brokers, Dealers and Clearing Organizations
     Amounts receivable from brokers, dealers and clearing organizations at March 31, 2008 and December 31, 2007 included:

	March 31,	December 31,
(Dollars in thousands)	2008	2007
Receivable arising from unsettled securities transactions, net	$—	$591
Deposits paid for securities borrowed	46,395	55,257
Receivable from clearing organizations	24,813	8,081
Securities failed to deliver	6,657	7,647
Other	7,867	16,092

	$85,732	$87,668

     Amounts payable to brokers, dealers and clearing organizations at March 31, 2008 and December 31, 2007 included:

	March 31,	December 31,
(Dollars in thousands)	2008	2007
Payable arising from unsettled securities transactions, net	$2,280	$—
Payable to clearing organizations	28,465	12,648
Securities failed to receive	15,354	11,021
Other	2	6

	$46,101	$23,675

     Deposits paid for securities borrowed approximate the market value of the securities. Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received by the Company on settlement date.
Note 9  Other Assets
     Other assets includes investments in partnerships and investments to fund deferred compensation liabilities that are valued at fair value, net deferred tax assets, income tax receivable and prepaid expenses. In addition, other assets includes 55,440 shares of NYSE Euronext, Inc. common stock subject to restrictions on transfer until March 2009. Fair value of these shares are determined based upon quoted market prices with a valuation adjustment for the restriction.
     Other assets at March 31, 2008 and December 31, 2007 included:

	March 31,	December 31,
(Dollars in thousands)	2008	2007
Investments	$47,523	$47,780
Deferred income tax asset	37,496	41,718
Income taxes receivable	8,703	6,513
Prepaid expenses	8,175	7,596
Other	2,279	4,200

Total other assets	$104,176	$107,807

Note 10  Goodwill and Intangible Assets
     The following table presents the changes in the carrying value of goodwill and intangible assets for the three months ended March 31, 2008:

(Dollars in thousands)
Goodwill
Balance at December 31, 2007	$284,804
Goodwill acquired	—
Impairment losses	—

Balance at March 31, 2008	$284,804

(Dollars in thousands)
Intangible assets
Balance at December 31, 2007	$17,144
Intangible assets acquired	—
Amortization of intangible assets	(655)
Impairment losses	—

Balance at March 31, 2008	$16,489

Note 11  Financing
     The Company has discretionary short-term financing available on both a secured and unsecured basis. In addition, the Company has established arrangements to obtain financing using as collateral the Company’s securities held by its clearing bank and by another broker dealer at the end of each business day. Repurchase agreements are also used as sources of funding.
     On February 19, 2008, the Company expanded its available secured financing by entering into a $600 million revolving credit facility with U.S. Bank N.A. pursuant to which the Company is permitted to request advances to fund certain short-term municipal securities (including auction rate securities and variable rate demand notes). The advances are secured by certain pledged assets of the Company, which consist primarily of certain short-term municipal securities. Interest is paid monthly, and the unpaid principal amount of all advances will be due on August 19, 2008. Advances may be prepaid in whole or in part at any time without penalty. At March 31, 2008, the Company had advances against this line of credit of $56.3 million.
     The Company’s short-term financing bears interest at rates based on the federal funds rate. At March 31, 2008 and 2007, the weighted average interest rate on borrowings was 3.42 percent and 5.68 percent, respectively. At March 31, 2008 and December 31, 2007, no formal compensating balance agreements existed, and the Company was in compliance with all debt covenants related to its financing facilities.
     On December 31, 2007, the Company entered into an agreement whereby U.S. Bank N.A. agreed to provide up to $50 million in temporary subordinated debt upon approval by the Financial Industry Regulatory Authority (“FINRA”).
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
     The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential complaints, legal actions, investigations and proceedings. In addition to the Company’s established reserves, U.S. Bancorp, from whom the Company spun-off on December 31, 2003, has agreed to indemnify the Company in an amount up to $17.5 million for certain legal and regulatory matters. Approximately $13.2 million of this amount remained available as of March 31, 2008.
     As part of the asset purchase agreement between UBS and the Company for the sale of the PCS branch network, UBS agreed to assume certain liabilities of the PCS business, including certain liabilities and obligations arising from litigation, arbitration, customer complaints and other claims related to the PCS business. In certain cases, we have agreed to indemnify UBS for litigation matters after UBS has incurred costs of $6.0 million related to these matters and as of March 31, 2008, we have exceeded this $6.0 million threshold. In addition, we have retained liabilities arising from regulatory matters and certain litigation relating to the PCS business prior to the sale. The amount of exposure in excess of the $6.0 million indemnification threshold and for other PCS litigation matters deemed to be probable and reasonably estimable are included in the Company’s established reserves. Adjustments to litigation reserves for matters pertaining to the PCS business are included within discontinued operations on the consolidated statements of operations.
     Given uncertainties regarding the timing, scope, volume and outcome of pending and potential litigation, arbitration and regulatory proceedings and other factors, the amounts of reserves are difficult to determine and of necessity subject to future revision. Subject to the foregoing, management of the Company believes, based on its current knowledge, after consultation with outside legal counsel and after taking into account its established reserves, the U.S. Bancorp indemnity agreement, the assumption by UBS of certain liabilities of the PCS business and our indemnification obligations to UBS, that pending legal actions, investigations and proceedings will be resolved with no material adverse effect on the consolidated financial condition of the Company. However, if during any period a potential adverse contingency should become probable or resolved for an amount in excess of the established reserves and/or the U.S. Bancorp indemnification, the results of operations in that period could be materially adversely affected.
Note 13  Restructuring
     The Company implemented a specific restructuring plan in 2006 to reorganize the Company’s support infrastructure as a result of the PCS branch network sale to UBS. The following table presents a summary of activity with respect to the restructuring-related liabilities included in other liabilities and accrued expenses on the consolidated statements of financial condition:

PCS
(Dollars in thousands)	Restructuring
Balance at December 31, 2007	$14,566
Provisions charged to discontinued operations	—
Cash outlays	(1,538)
Non-cash write-downs	(300)

Balance at March 31, 2008	$12,728

Note 14  Shareholders’ Equity
Issuance of Shares
     During the three months ended March 31, 2008, the Company issued 90,140 common shares out of treasury in fulfillment of $3.7 million in obligations under the Piper Jaffray Companies Retirement Plan and issued 285,499 common shares out of treasury as a result of vesting and exercise transactions under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (the “Incentive Plan”).

Note 15  Earnings Per Share
     Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive restricted stock and stock options. The computation of earnings per share is as follows:

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2008	2007
Net income/(loss)	$(3,437)	$13,418
Shares for basic and diluted calculations:
Average shares used in basic computation	15,829	17,071
Stock options	49	131
Restricted stock	756	816

Average shares used in diluted computation	16,634	18,018

Earnings per share:
Basic	$(0.22)	$0.79
Diluted	N/A (1)	$0.74

N/A — Not applicable

(1)	In accordance with SFAS 128, earnings per diluted common share is not calculated in periods when a loss is incurred.
Note 16  Stock-Based Compensation
     The Company maintains one stock-based compensation plan, the Incentive Plan. The plan permits the grant of equity awards, including non-qualified stock options and restricted stock, to the Company’s employees and directors for up to 4.5 million shares of common stock. The Company periodically grants shares of restricted stock and options to purchase Piper Jaffray Companies common stock to employees and grants options to purchase Piper Jaffray Companies common stock and shares of Piper Jaffray Companies common stock to its non-employee directors. The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The awards granted to employees generally have three-year cliff vesting periods. The director awards are fully vested upon grant. The maximum term of the stock options granted to employees and directors is ten years. The plan provides for accelerated vesting of option and restricted stock awards if there is a change in control of the Company (as defined in the plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.
     Prior to January 1, 2006, the Company accounted for stock-based compensation under the fair value method of accounting as prescribed by SFAS 123, as amended by SFAS 148. As such, the Company recorded stock-based compensation expense in the consolidated statements of operations at fair value as of the grant date, net of estimated forfeitures.
     Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective transition method. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on fair value as of the grant date, net of estimated forfeitures. Because the Company historically expensed all equity awards based on the fair value method, net of estimated forfeitures, SFAS 123(R) did not have a material effect on the Company’s measurement or recognition methods for stock-based compensation.
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
     Employee restricted stock grants prior to January 1, 2006, are amortized on a straight-line basis over the vesting period based on the market price of Piper Jaffray Companies common stock on the date of grant. Restricted stock grants after January 1, 2006, are valued at the market price of the Company’s common stock on the date of grant and amortized on a straight-line basis over the required service period. The majority of the Company’s restricted stock grants provide for continued vesting after termination, so long as the employee does not violate certain post-termination restrictions, as set forth in the award agreements or any agreements entered into upon termination. The Company considers the required service period to be the greater of the vesting period or the post-

termination restricted period. The Company believes that the post-termination restrictions meet the SFAS 123(R) definition of a substantive service requirement.
     The Company recorded compensation expense, net of estimated forfeitures, within continuing operations of $9.8 million and $5.4 million for the three months ended March 31, 2008 and 2007, respectively, related to employee stock option and restricted stock grants. The tax benefit related to the total compensation cost for stock-based compensation arrangements totaled $3.8 million and $2.1 million for the three months ended March 31, 2008 and 2007, respectively.
     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model, which is based on assumptions such as the risk-free interest rate, the dividend yield, the expected volatility and the expected life of the option. The risk-free interest rate assumption is derived from the U.S. treasury bill rate with a maturity equal to the expected life of the option. The dividend yield assumption is derived from the assumed dividend payout over the expected life of the option. The expected volatility assumption for 2008 grants is derived from a combination of Company historical data and industry comparisons. The Company has only been a publicly traded company since the beginning of 2004; therefore, it does not have sufficient historical data to determine an appropriate expected volatility solely from the Company’s own historical data. The expected life assumption is based on an average of the following two factors: 1) industry comparisons; and 2) the guidance provided by the SEC in Staff Accounting Bulletin No. 107, (“SAB 107”). SAB 107 allows the use of an “acceptable” methodology under which the Company can take the midpoint of the vesting date and the full contractual term. The following table provides a summary of the valuation assumptions used by the Company to determine the estimated value of stock option grants in Piper Jaffray Companies common stock for the three months ended March 31:

	2008	2007
Weighted average assumptions in option valuation:
Risk-free interest rates	3.03%	4.68%
Dividend yield	0.00%	0.00%
Stock volatility factor	33.61%	32.20%
Expected life of options (in years)	6.00	6.00
Weighted average fair value of options granted	$15.73	$28.57
     The following table summarizes the changes in the Company’s outstanding stock options for the three months ended March 31, 2008:

			Weighted Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term (Years)	Value
December 31, 2007	470,715	$44.99	7.1	$1,988,641
Granted	128,887	41.09
Exercised	(518)	39.62
Canceled	(386)	39.62

March 31, 2008	598,698	$44.16	7.5	$138,210

Options exercisable at March 31, 2008	407,238	$42.62	6.5	$138,210
     As of March 31, 2008, there was $2.7 million of total unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 2.53 years.
     Cash received from option exercises for the three months ended March 31, 2008 and 2007, was $0.02 million and $2.1 million, respectively. The tax benefit realized for the tax deduction from option exercises totaled $0 and $0.8 million for the three months ended March 31, 2008 and 2007, respectively.

     The following table summarizes the changes in the Company’s non-vested restricted stock for the three months ended March 31, 2008:

		Weighted
	Non-Vested	Average
	Restricted	Grant Date
	Stock	Fair Value
December 31, 2007	1,827,969	$51.93
Granted	1,344,580	41.09
Vested	(451,141)	39.60
Canceled	(1,035)	46.19

March 31, 2008	2,720,373	$48.62
     As of March 31, 2008, there was $93.0 million of total unrecognized compensation cost related to restricted stock expected to be recognized over a weighted average period of 2.44 years.
Note 17  Geographic Areas
     The following table presents net revenues and long-lived assets by geographic region:

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007
Net revenues:
United States	$82,782	$112,784
Europe	5,800	18,644
Asia	7,149	5,522

Consolidated	$95,731	$136,950

	March 31,	December 31,
(Dollars in thousands)	2008	2007
Long-lived assets:
United States	$341,258	$347,885
Europe	2,649	2,909
Asia	20,310	20,080

Consolidated	$364,217	$370,874

Note 18  Net Capital Requirements and Other Regulatory Matters
     Piper Jaffray is registered as a securities broker dealer and is a member of various self-regulatory organizations (“SROs”) and securities exchanges. In July of 2007, the National Association of Securities Dealers, Inc. (“NASD”) and the member regulation, enforcement and arbitration functions of the New York Stock Exchange (“NYSE”) consolidated to form FINRA, which now serves as the Company’s primary SRO. Piper Jaffray is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. Piper Jaffray has elected to use the alternative method permitted by the SEC rule, which requires that it maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as such term is defined in the SEC rule. Under the FINRA rule, FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated debt, dividend payments and other equity withdrawals by Piper Jaffray are subject to certain notification and other provisions of the SEC and FINRA rules. In addition, Piper Jaffray is subject to certain notification requirements related to withdrawals of excess net capital.
     At March 31, 2008, net capital calculated under the SEC rule was $207.4 million, and exceeded the minimum net capital required under the SEC rule by $205.3 million.

     Although Piper Jaffray operates with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our revenue producing activities.
     Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the U.K. Financial Services Authority (“FSA”). As of March 31, 2008, Piper Jaffray Ltd. was in compliance with the capital requirements of the FSA.
     Piper Jaffray Asia Holdings Limited operates four entities licensed by the Hong Kong Securities and Futures Commission, which are subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rules promulgated under the Securities and Futures Ordinance. As of March 31, 2008, Piper Jaffray Asia regulated entities were in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Ordinance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following information should be read in conjunction with the accompanying consolidated financial statements and related notes and exhibits included elsewhere in this report. Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward looking statements include, among other things, statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under “Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2007 and in our subsequent reports filed with the SEC. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under “External Factors Impacting Our Business” as well as the factors identified under “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, as updated in our subsequent reports filed with the SEC. These reports are available at our web site at www.piperjaffray.com and at the SEC web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.
Executive Overview
     Our business principally consists of providing investment banking, institutional brokerage, asset management and related financial services to middle-market companies, private equity groups, public entities, non-profit entities and institutional investors in the United States, Europe and Asia. We generate revenues primarily through the receipt of advisory and financing fees earned on investment banking activities, commissions and sales credits earned on equity and fixed income institutional sales and trading activities, net interest earned on securities inventories, profits and losses from trading activities related to these securities inventories and asset management fees.
     The securities business is a human capital business. Accordingly, compensation and benefits comprise the largest component of our expenses, and our performance is dependent upon our ability to attract, develop and retain highly skilled employees who are motivated and committed to providing the highest quality of service and guidance to our clients.
     In 2007, we completed two acquisitions that expanded our asset management and capital markets businesses. On September 14, 2007, we acquired Fiduciary Asset Management, LLC (“FAMCO”), a St. Louis-based asset management firm. On October 2, 2007, we acquired Goldbond Capital Holdings Limited (“Goldbond”), a Hong Kong-based investment bank. The acquisitions resulted in incremental revenues and expenses in the first quarter of 2008, when compared with the first quarter of 2007.
     We plan to continue our focus on revenue growth through expansion of our capital markets and asset management businesses. Within our capital markets business, our efforts will be focused on growing our sector expertise, product depth and geographic reach. We expect that continued growth from both our businesses will come from a combination of organic growth and acquisitions. In addition, we have begun to use our own capital to a greater extent by engaging in principal activities that leverage our expertise and we intend to increase the amount of capital we have committed to principal activities as opportunities arise. These activities include, among other things, proprietary positions in equity and debt securities of public and private companies, arbitrage trading strategies, proprietary derivative trading and private equity funds. We may also add capital to facilitate these growth initiatives. All of these growth initiatives will require investments in personnel and other expenses, which may have a short-term negative impact on our profitability as it may take time to develop meaningful revenues from them.

RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2008
     Net revenues from continuing operations for the three months ended March 31, 2008 were $95.7 million. For the three months ended March 31, 2008, we recorded a net loss from continuing operations of $3.4 million, or $0.22 per share, down from net income from continuing operations of $14.7 million, or $0.82 per diluted share, for the prior-year period. Performance in the first quarter of 2008 was driven by the lowest equity underwriting activity in the industry in the past five years, a $4.6 million net revenue loss in high yield and structured products sales and trading and $4.4 million in losses in our municipal tender option bond program. In addition, the first quarter of 2008 included a pre-tax severance charge of $2.5 million related to reducing headcount in certain areas of our company.
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
     Factors that differentiate our business within the financial services industry also may affect our financial results. For example, our business focuses on specific industry sectors. These sectors may experience growth or downturns independently of general economic and market conditions, or may face market conditions that are disproportionately better or worse than those impacting the economy and markets generally. In either case, our business could be affected differently than overall market trends. Given the variability of the capital markets and securities businesses, our earnings may fluctuate significantly from period to period, and results for any individual period should not be considered indicative of future results.
OUTLOOK FOR THE REMAINDER OF 2008
     Market conditions in the first quarter of 2008 were very difficult as we experienced significantly reduced equity financing opportunities, a challenging market environment for the majority of our proprietary trading activities, and a very difficult market for our high yield and structured products business. Further, the municipal credit markets were under particular stress in the first quarter of 2008. Weak economic indicators, recession fears and continued turmoil in the credit markets have caused significant market uncertainty and increased volatility. We anticipate these challenging market conditions to persist through at least the second quarter of 2008. Specifically, we anticipate that equity financing activity will remain depressed through the second quarter, we expect public finance underwriting revenues may continue to be soft in the second quarter as a result of continued disruption in the municipal market and we do not see improvement in the high yield market in the near term. Continued challenging market conditions will likely have an adverse impact on our overall results of operations.
     The majority of our fixed income business is generated by municipal debt underwriting and sales and trading activity. The turmoil in the credit markets during 2007 carried over into 2008, and spread to other areas of the credit markets. Specifically, the municipal credit markets have been adversely impacted by rating agency downgrades (and the expectation of potential future downgrades) of monoline bond insurers (“Monolines”). In the first quarter of 2008, this credit market turmoil caused a significant decrease in the demand for short-term variable rate municipal products, including variable rate demand notes, auction rate securities and variable rate certificates which support our tender option bond program. During the first quarter of 2008, we increased inventory positions of certain issuer clients’ short-term variable rate municipal securities in an effort to facilitate liquidity. We also worked with our municipal issuer clients to restructure their debt, or establish a plan to restructure their debt, into something more market-acceptable. Our variable rate municipal security inventory positions have declined as compared to our February 15, 2008 inventory balances disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, and we currently expect them to be reduced significantly further by the end of the second quarter of 2008, although there can be no assurance in this regard.

Results of Operations
FINANCIAL SUMMARY
     The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of Net
	For the Three Months Ended			Revenues
	March 31,			For the Three Months Ended
			2008	March 31,
(Dollars in thousands)	2008	2007	v2007	2008	2007
Revenues:

Investment banking	$55,265	$83,733	(34.0)%	57.7%	61.1%
Institutional brokerage	29,812	41,694	(28.5)	31.2	30.5
Interest	15,159	17,410	(12.9)	15.8	12.7
Asset management	3,973	127	N/M	4.2	0.1
Other income/(loss)	(1,600)	688	N/M	(1.7)	0.5

Total revenues	102,609	143,652	(28.6)	107.2	104.9

Interest expense	6,878	6,702	2.6	7.2	4.9

Net revenues	95,731	136,950	(30.1)	100.0	100.0

Non-interest expenses:

Compensation and benefits	65,251	80,116	(18.6)	68.2	58.5
Occupancy and equipment	8,110	7,722	5.0	8.4	5.6
Communications	6,739	6,259	7.7	7.0	4.6
Floor brokerage and clearance	2,654	3,515	(24.5)	2.8	2.6
Marketing and business development	6,096	5,681	7.3	6.4	4.1
Outside services	8,817	7,317	20.5	9.2	5.3
Other operating expenses	2,474	3,756	(34.1)	2.6	2.8

Total non-interest expenses	100,141	114,366	(12.4)%	104.6	83.5

Income/(loss) from continuing operations before income tax expense/(benefit)	(4,410)	22,584	N/M	(4.6)	16.5

Income tax expense/(benefit)	(973)	7,862	N/M	N/M	5.8

Net income/(loss) from continuing operations	(3,437)	14,722	N/M	(3.6)	10.7

Discontinued operations:
Loss from discontinued operations, net of tax	—	(1,304)	N/M	—	N/M

Net income/(loss)	$(3,437)	$13,418	N/M	(3.6)%	9.8%

N/M — Not meaningful
     For the three months ended March 31, 2008, we recorded a net loss of $3.4 million. Net revenues from continuing operations for the three months ended March 31, 2008 were $95.7 million, a decrease of 30.1 percent from the year-ago period. For the three months ended March 31, 2008, investment banking revenues decreased 34.0 percent to $55.3 million, compared with revenues of

$83.7 million in the prior-year period. The decline in investment banking revenues was driven by significantly lower equity financing activity. For the three months ended March 31, 2008, institutional brokerage revenues decreased 28.5 percent to $29.8 million, compared with $41.7 million in the corresponding period in the prior year, due primarily to losses recorded in our high yield and structured products sales and trading business. In the first quarter of 2008, net interest income decreased to $8.3 million, compared with $10.7 million in the first quarter of 2007, due to increased financing requirements in the first quarter of 2008 as a result of cash disbursements in late 2007 for stock buybacks and the purchases of FAMCO and Goldbond. For the three months ended March 31, 2008, asset management fees were $4.0 million, which included $0.5 million in losses experienced in a Hong Kong fund that is in the process of being liquidated. In the first quarter of 2008, other income decreased to a loss of $1.6 million, compared with income of $0.7 million in the prior-year period, as a result of losses recorded on principal investments. Non-interest expenses decreased to $100.1 million for the three months ended March 31, 2008, from $114.4 million in the corresponding period in the prior year, primarily as a result of decreased compensation and benefits expenses due to lower revenues.
CONSOLIDATED NON-INTEREST EXPENSES
     Compensation and Benefits - Compensation and benefits expenses, which are the largest component of our expenses, include salaries, bonuses, commissions, benefits, amortization of stock-based compensation, employment taxes and other employee costs. A substantial portion of compensation expense is comprised of variable incentive arrangements, including discretionary bonuses, the amount of which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits. Other compensation costs, primarily base salaries, stock-based compensation amortization and benefits, are more fixed in nature. The timing of bonus payments, which generally occur in February, have a greater impact on our cash position and liquidity, than is reflected in our statements of operations.
     For the three months ended March 31, 2008, compensation and benefits expenses decreased 18.6 percent to $65.3 million, from $80.1 million in the corresponding period in 2007, due to decreased variable compensation costs resulting from lower revenues. This decline was offset in part by additional expense from the acquisitions of FAMCO and Goldbond in September and October of 2007, respectively, and $2.5 million of severance costs recorded in the first quarter of 2008. Compensation and benefits expenses as a percentage of net revenues increased to 68.2 percent for the first quarter of 2008, compared with 58.5 percent for the first quarter of 2007. The increased compensation and benefits ratio was attributable to the severance charge and higher fixed compensation costs over a lower revenue base. We expect to have upward pressure on our compensation to revenue ratio during 2008 as compared to 2007.
     Occupancy and Equipment - In the first quarter of 2008, occupancy and equipment expenses were $8.1 million, compared with $7.7 million for the corresponding period in 2007. The increase was attributable to additional occupancy expenses from our acquisitions of FAMCO and Goldbond in late 2007.
     Communications - Communication expenses include costs for telecommunication and data communication, primarily consisting of expense for obtaining third-party market data information. For the three months ended March 31, 2008, communication expenses were $6.7 million, compared with $6.3 million for the prior-year period.
     Floor Brokerage and Clearance - For the three months ended March 31, 2008, floor brokerage and clearance expenses were $2.7 million, compared with $3.5 million for the three months ended March 31, 2007. In the first quarter of 2008, we incurred lower expenses associated with accessing electronic communication networks.
     Marketing and Business Development - Marketing and business development expenses include travel and entertainment and promotional and advertising costs. In the first quarter of 2008, marketing and business development expenses were $6.1 million, compared with $5.7 million in the first quarter of 2007, an increase of 7.3 percent. This increase was driven by additional expenses from the acquisitions of FAMCO and Goldbond in 2007.
     Outside Services - Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees and other professional fees. Outside services expenses increased to $8.8 million in the first quarter of 2008, compared with $7.3 million for the prior-year period. This increase was due to fees incurred to secure the revolving credit facility that we entered into in the first quarter of 2008, higher consultancy costs associated with our back-office system and increased investments in technology.
     Other Operating Expenses - Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program, amortization of intangible assets and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses decreased 34.1 percent to $2.5 million in the first quarter of 2008, compared with $3.8 million in the first quarter of 2007. This decrease was primarily due to decreased charitable giving and litigation-related expenses, offset in part by increased intangible asset amortization expense that began in late 2007 in conjunction with the FAMCO acquisition.
     Income Taxes - For the three months ended March 31, 2008, our provision for income taxes from continuing operations was a benefit of $1.0 million, equating to an effective tax rate of 22.1 percent. For the three months ended March 31, 2007, income taxes from continuing operations were $7.9 million, equating to an effective tax rate of 34.8 percent. The 22.1 percent effective tax rate for the first quarter of 2008 was a result of an increase in the expected ratio of municipal interest income, which is non-taxable, to taxable income or loss.
NET REVENUES FROM CONTINUING OPERATIONS (DETAIL)

	For the Three Months Ended
	March 31,		2008
(Dollars in thousands)	2008	2007	v2007
Net revenues:
Investment banking
Financing
Equities	$16,518	$40,710	(59.4)%
Debt	19,370	19,969	(3.0)
Advisory services	25,325	24,876	1.8

Total investment banking	61,213	85,555	(28.5)

Institutional sales and trading
Equities	31,180	31,122	0.2
Fixed income	2,339	19,169	(87.8)

Total institutional sales and trading	33,519	50,291	(33.3)

Asset management	3,973	127	N/M

Other income/(loss)	(2,974)	977	N/M

Total net revenues	$95,731	$136,950	(30.1)%

N/M — Not meaningful
     Investment banking revenues comprise all the revenues generated through financing and advisory services activities including derivative activities that relate to debt financing. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.
     For the three months ended March 31, 2008, investment banking revenues decreased 28.5 percent to $61.2 million, compared with $85.6 million in the corresponding period in the prior year. Equity financing revenues decreased 59.4 percent to $16.5 million in the first quarter of 2008 due to significantly lower equity financing activity. Industry-wide, the number of completed transactions was down nearly 50 percent in the first quarter of 2008, compared with the prior-year period. We completed 15 equity financings during the first quarter of 2008, raising $2.3 billion in capital for our clients, excluding the $19.7 billion of capital raised from the VISA initial public offering, on which we were a co-lead manager. We were bookrunner on two of the 15 equity financings. In the first quarter of 2007, we completed 26 equity financings raising $3.7 billion in capital for our clients, and were book runner on nine of these financings. Fixed income financing revenues in the first quarter of 2008 decreased slightly from the prior-year period to $19.4 million. A decline in taxable financing revenues was offset by higher public finance-related revenues related to short-term municipal products and higher interest rate product revenues. Advisory services revenues were $25.3 million in the first quarter of 2008, essentially flat compared with the corresponding period in the prior year.
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
     For the three months ended March 31, 2008, institutional sales and trading revenues decreased 33.3 percent to $33.5 million, compared with $50.3 million for the three months ended March 31, 2007. Equity institutional sales and trading revenues were flat at $31.2 million in the first quarter of 2008. Revenues from U.S. equities increased and incremental revenues from Hong Kong equities were offset by lower revenues from European equities and convertible trading. Fixed income institutional sales and trading revenues decreased significantly to $2.3 million in the first three months of 2008, due to a net revenue loss of $4.6 million in high yield and structured products revenues driven by lower commission revenues and trading losses. Market conditions for high yield corporate bonds and structured products were very difficult in the first quarter of 2008 and we do not see improvement in this market in the near term. We have liquidated certain of our inventories in high yield and structured products to reduce our exposure in this business. In particular, we reduced our exposure in high yield corporate bonds and loan swaps by 70 percent and 53 percent, respectively. These areas accounted for the majority of the losses in the first quarter of 2008. In addition, we incurred losses of $4.4 million related to our tender option bond program in the three months ended March 31, 2008. As discussed more fully within “Off-Balance Sheet Arrangements” below, the market for variable rate certificates which support our tender option bond program was significantly impacted by the severe dislocation in the short-term variable rate municipal market in the first quarter of 2008.
     For the first quarter of 2008, asset management fees were $4.0 million due primarily to the business of FAMCO, which we acquired in September 2007. Asset management fees were impacted by $0.5 million in losses experienced in a Hong Kong fund that is in the process of being liquidated. Asset management fees also include management fees from our private equity funds.
     Other income/loss includes gains and losses from our investments in private equity and venture capital funds as well as other firm investments. Other income/loss also includes interest expense not allocated to specific product areas. In the first quarter of 2008, we recorded a loss of $3.0 million, compared with income of $1.0 million in first three months of 2007. The loss in the first quarter of 2008 was a result of losses recorded on our principal investments.
DISCONTINUED OPERATIONS
     Discontinued operations include the operating results of our Private Client Services (“PCS”) business and restructuring costs. The sale of our PCS branch network to UBS closed on August 11, 2006.
     In the first quarter of 2007, discontinued operations recorded a loss of $1.3 million, which included costs for additional PCS litigation-related expenses and occupancy charges that were higher than originally estimated. The loss also included costs related to decommissioning a PCS-oriented back office system.
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

     For a full description of our significant accounting policies, see Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2007. We believe that of our significant accounting policies, the following are our critical accounting policies.
VALUATION OF FINANCIAL INSTRUMENTS
     Financial instruments and other inventory positions owned, financial instruments and other inventory positions owned and pledged as collateral, and financial instruments and other inventory positions sold, but not yet purchased, on our consolidated statements of financial condition are recorded at fair value. Unrealized gains and losses related to these financial instruments are reflected on our consolidated statements of operations.
     We adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) in the first quarter of 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and enhances disclosure requirements for fair value measurements.
     SFAS 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. The degree of judgment used in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and less judgment used in measuring fair value. Conversely, financial instruments rarely traded or not quoted have less observability and are measured at fair value using valuation models that require more judgment. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions generally.
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
     A substantial percentage of the fair value of our financial instruments and other inventory positions owned, financial instruments and other inventory positions owned and pledged as collateral, and financial instruments and other inventory positions sold, but not yet purchased, are based on observable market prices, observable market parameters, or derived from broker or dealer prices. The availability of observable market prices and pricing parameters can vary from product to product. Where available, observable market prices and pricing or market parameters in a product may be used to derive a price without requiring significant judgment. In certain markets, observable market prices or market parameters are not available for all products, and fair value is determined using techniques appropriate for each particular product. These techniques involve some degree of judgment.
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

     We have categorized our financial instruments measured at fair value into a three-level classification in accordance with SFAS 157. Fair value measurements of financial instruments that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1, and fair value measurements of financial instruments that have no direct observable levels are generally categorized as Level 3. The lowest level input that is significant to the fair value measurement of a financial instrument is used to categorize the instrument and reflects the judgment of management. Financial assets and liabilities presented as fair value in our consolidated statements of financial condition generally are categorized as follows:
Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the report date. The type of financial instruments included in Level 1 are highly liquid instruments with quoted prices such as U.S. treasury bonds and U.S. government agency securities and equities listed in active markets.
Level II – Pricing inputs are other than quoted prices in active markets, which are either direct or indirectly observable as of the report date. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Instruments which are generally included in this category are corporate bonds, certain municipal bonds, certain asset-backed securities and derivatives.
Level III – Instruments that have little to no pricing observability as of the report date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments included in this category generally include auction rate municipal securities, firm investments, residual interests in securitizations and certain asset-backed securities.
GOODWILL AND INTANGIBLE ASSETS
     We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value as required by Statement of Financial Accounting Standards No. 141, “Business Combinations.” Determining the fair value of assets and liabilities acquired requires certain management estimates. In 2007, we recorded $34.1 million of goodwill and $18.0 million of identifiable intangible assets related to the acquisition of FAMCO and recorded $19.2 million of goodwill related to the acquisition of Goldbond. At March 31, 2007, we had goodwill of $284.8 million. Of this goodwill balance, $220.0 million is a result of the 1998 acquisition of our predecessor, Piper Jaffray Companies Inc., and its subsidiaries by U.S. Bancorp.
     Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we are required to perform impairment tests of our goodwill and indefinite-lived intangible assets annually and more frequently in certain circumstances. We have elected to test for goodwill impairment in the fourth quarter of each calendar year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of our two operating segments based on the following factors: a discounted cash flow model using revenue and profit forecasts, our market capitalization, public market comparables and multiples of recent mergers and acquisitions of similar businesses. Valuation multiples may be based on revenues, price-to-earnings and tangible capital ratios of comparable public companies and business segments. These multiples may be adjusted to consider competitive differences including size, operating leverage and other factors. The estimated fair values of our operating segments are compared with their carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value. We completed our last goodwill impairment test as of November 30, 2007, and no impairment was identified.
     As noted above, the initial recognition of goodwill and other intangible assets and the subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired assets or businesses will perform in the future using valuation methods including discounted cash flow analysis. Events and factors that may significantly affect the estimates include, among others, competitive forces and changes in revenue growth trends, cost structures, technology, discount rates and market conditions. In addition, estimated cash flows may extend beyond ten years and, by their nature, are difficult to determine over an extended time period. To assess the reasonableness of cash flow estimates and validate assumptions used in our estimates, we review historical performance of the underlying assets or similar assets. In assessing the fair value of our operating segments, the volatile nature of the securities markets and our industry requires us to consider the business and market cycle and assess the stage of the cycle in estimating the timing and extent of future cash flows. If during any future period it is determined that an impairment exists, the results of operations in that period could be materially adversely affected.
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
     Compensation paid to employees in the form of stock options or restricted stock is generally amortized on a straight-line basis over the required service period of the award, which is typically three years, and is included in our results of operations as compensation expense, net of estimated forfeitures. The majority of our stock option and restricted stock grants provide for continued vesting after termination, provided that the employee does not violate certain post-termination restrictions as set forth in the award agreements or any agreements entered into upon termination. We consider the required service period to be the greater of the vesting period or the post-termination restricted period. We believe that our non-competition restrictions meet the SFAS 123(R) definition of a substantive service requirement.
     Stock-based compensation granted to our non-employee directors is in the form of common shares of Piper Jaffray Companies stock and/or stock options. Stock-based compensation paid to directors is immediately vested (i.e., there is no continuing service requirement) and is included in our results of operations as outside services expense as of the date of grant.
     In determining the estimated fair value of stock options, we use the Black-Scholes option-pricing model. This model requires management to exercise judgment with respect to certain assumptions, including the expected dividend yield, the expected volatility, and the expected life of the options. The expected dividend yield assumption is derived from the assumed dividend payout over the expected life of the option. The expected volatility assumption for grants subsequent to December 31, 2006 is derived from a combination of our historical data and industry comparisons, as we have limited information on which to base our volatility estimates because we have only been a public company since the beginning of 2004. The expected volatility assumption for grants prior to December 31, 2006 were based solely on industry comparisons. The expected life of options assumption is derived from the average of the following two factors: industry comparisons and the guidance provided by the SEC in Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 allows the use of an “acceptable” methodology under which we can take the midpoint of the vesting date and the full contractual term. We believe our approach for calculating an expected life to be an appropriate method in light of the limited historical data regarding employee exercise behavior or employee post-termination behavior. Additional information regarding assumptions used in the Black-Scholes pricing model can be found in Note 16 to our consolidated financial statements.
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

     Under the terms of our separation and distribution agreement with U.S. Bancorp and ancillary agreements entered into in connection with the spin-off in December 2003, we generally are responsible for all liabilities relating to our business, including those liabilities relating to our business while it was operated as a segment of U.S. Bancorp under the supervision of its management and board of directors and while our employees were employees of U.S. Bancorp servicing our business. Similarly, U.S. Bancorp generally is responsible for all liabilities relating to the businesses U.S. Bancorp retained. However, in addition to our established reserves, U.S. Bancorp agreed to indemnify us in an amount up to $17.5 million for losses that result from certain matters, primarily third-party claims relating to research analyst independence. U.S. Bancorp has the right to terminate this indemnification obligation in the event of a change in control of our company. As of March 31, 2008, approximately $13.2 million of the indemnification remained available.
     As part of the asset purchase agreement for the sale of our PCS branch network to UBS that closed in August 2006, UBS agreed to assume certain liabilities of the PCS business, including certain liabilities and obligations arising from litigation, arbitration, customer complaints and other claims related to the PCS business. In certain cases, we have agreed to indemnify UBS for litigation matters after UBS has incurred costs of $6.0 million related to these matters, and as of March 31, 2008, we have exceeded this $6.0 million threshold. In addition, we have retained liabilities arising from regulatory matters and certain PCS litigation arising prior to the sale. The amount of exposure in excess of the $6.0 million indemnification threshold and for other PCS litigation matters deemed to be probable and reasonably estimable are included in our established reserves.
     Subject to the foregoing, we believe, based on our current knowledge, after appropriate consultation with outside legal counsel and after taking into account our established reserves, the U.S. Bancorp indemnity agreement, the assumption by UBS of certain liabilities of the PCS business and our indemnification obligations to UBS, that pending litigation, arbitration and regulatory proceedings will be resolved with no material adverse effect on our financial condition. However, if, during any period, a potential adverse contingency should become probable or resolved for an amount in excess of the established reserves and indemnification available to us, the results of operations in that period could be materially adversely affected.
INCOME TAXES
     Provisions for federal and state income taxes are calculated based on reported pre-tax earnings and current tax law. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in evaluating uncertain tax positions. We establish reserves for uncertain income tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”) when, it is not more likely than not that a certain position or component of a position will be ultimately upheld by the relevant taxing authorities. Our tax provision and related accruals include the impact of estimates for uncertain tax positions and changes to the reserves that are considered appropriate. To the extent the probable tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of change.
Liquidity, Funding and Capital Resources
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
     The majority of our tangible assets consist of cash and assets readily convertible into cash. Financial instruments and other inventory positions are stated at fair value and are generally readily marketable in most market conditions. Receivables and payables with customers and brokers and dealers usually settle within a few days. As part of our liquidity strategy, we emphasize diversification of funding sources. We utilize a mix of funding sources and, to the extent possible, maximize our lower-cost financing alternatives. Our assets are financed by our cash flows from operations, equity capital, proceeds from securities sold under agreements to repurchase and bank lines of credit. The fluctuations in cash flows from financing activities are directly related to daily operating activities from our various businesses.
     Certain market conditions can impact the liquidity of our inventory positions requiring us to hold larger inventory positions for longer than expected or requiring us to take other actions that may adversely impact our results. During the latter half of 2007, the credit markets experienced a significant contraction in available liquidity stemming from credit problems in subprime residential mortgages and structured credit vehicles. While we do not have direct exposure to residential mortgages or structured products containing residential mortgages, the turmoil in the credit markets during 2007 carried over into the first quarter of 2008 and spread to other areas beyond residential mortgages and structured credit vehicles. Specifically, the municipal credit markets were adversely impacted by rating agency downgrades (and the expectation of potential future downgrades) of certain Monolines which have significant credit exposure to subprime mortgages. Monolines insure a significant part of the overall municipal credit market, including almost all of the short-term variable rate municipal credit market. The credit risk of certain Monolines caused a significant decrease in the demand for auction rate municipal securities, variable rate demand notes and variable rate certificates which support our tender option bond program. In an effort to increase liquidity for these securities we took inventory positions in these securities, which requires additional capital and also exposes us to potential financial losses from the reduction in value of these positions. For further discussion of our liquidity, market and credit risk related to variable rate certificates issued from unconsolidated trusts as part of our tender option bond program, refer to “Off-Balance Sheet Arrangements” below. For further discussion of our liquidity, market and credit risks related to auction rate municipal securities and variable rate demand notes, refer to “Enterprise Risk Management” below.
     A significant component of our employees’ compensation is paid in an annual discretionary bonus. The timing of these bonus payments, which generally are paid in February, has a significant impact on our cash position and liquidity when paid.
     We currently do not pay cash dividends on our common stock.
     On April 16, 2008 we announced that our board of directors had authorized the repurchase of up to $100 million in shares of our common stock. The principal purpose of the share repurchase program is to provide us with a tool to assist in managing our equity capital relative to the growth of our business and to assist in offsetting the dilutive effect of employee equity-based compensation. The authorization expires June 30, 2010.
     We may add capital in 2008 to facilitate certain of our growth initiatives.
FUNDING SOURCES
     We have available discretionary short-term financing on both a secured and unsecured basis. Secured financing is obtained through the use of repurchase agreements and secured bank loans. Bank loans and repurchase agreements are typically collateralized by the firm’s securities inventory. Short-term funding is generally obtained at rates based upon the federal funds rate.
     To finance customer and trade-related receivables we utilized an average of $65 million in short-term bank loans in the first quarter of 2008. This compares to an average of $12 million in short-term bank loans in the first quarter of 2007. Average net repurchase agreements (excluding repurchase agreements used to facilitate economic hedges) of $343 million and $105 million in the first quarter of 2008 and 2007, respectively, were primarily used to finance inventory. The increase in average net repurchase agreements in the first quarter of 2008 was a result of higher inventory balances and increased financing requirements as a result of cash disbursements in late 2007 for stock repurchases and the purchases of FAMCO and Goldbond. Growth in our securities inventory is generally financed through repurchase agreements. Bank financing supplements repurchase agreement financing as necessary. On March 31, 2008, we had $112.3 million outstanding in short-term bank financing.
     On December 31, 2007, U.S. Bank N.A. agreed to provide up to $50 million in temporary subordinated debt upon approval by the Financial Industry Regulatory Authority (“FINRA”).
     On February 19, 2008, we also entered into a $600 million revolving credit facility with U.S. Bank N.A. pursuant to which we are permitted to request advances to fund certain short-term municipal securities (including auction rate securities and variable rate demand notes). Interest is payable monthly, and the unpaid principal amount of all advances will be due August 19, 2008. As of March 31, 2008, we had $56.0 million outstanding on this credit facility.
     We currently do not have a credit rating, which may adversely affect our liquidity and increase our borrowing costs by limiting access to sources of liquidity that require a credit rating as a condition to providing funds.

CONTRACTUAL OBLIGATIONS
     Our contractual obligations have not materially changed from those reported in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2007.
CAPITAL REQUIREMENTS
     As a registered broker dealer and member firm of FINRA, our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rule and the net capital rule of FINRA. We expect that these provisions will not impact our ability to meet current and future obligations. We also are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. At March 31, 2008, our net capital under the SEC’s Uniform Net Capital Rule was $207 million, and exceeded the minimum net capital required under the SEC rule by $205 million.
     Although we operate with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our revenue producing activities.
     Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the U.K. Financial Services Authority (“FSA”). As of March 31, 2008, Piper Jaffray Ltd. was in compliance with the capital requirements of the FSA.
     We operate four entities licensed by the Hong Kong Securities and Futures Commission, which are subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rules promulgated under the Securities and Futures Ordinance. As of March 31, 2008, Piper Jaffray Asia regulated entities were in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Ordinance.
Off-Balance Sheet Arrangements
     In the ordinary course of business we enter into various types of off-balance sheet arrangements including certain reimbursement guarantees meeting the FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), definition of a guarantee that may require future payments. The following table summarizes our off-balance-sheet arrangements at March 31, 2008 and December 31, 2007 as follows:

						Total
Expiration Per Period at March 31, 2008						Contractual Amount
			2010-	2012-		March 31,	December 31,
(Dollars in thousands)	2008	2009	2011	2013	Later	2008	2007
Match-book derivative contracts (1)(2)	$73,840	$40,295	$146,620	$1,680	$7,248,064	$7,510,499	$6,967,869
Derivative contracts excluding match- book derivatives (2)	16,963	—	25,000	41,810	395,975	479,748	562,706
Tender option bond securitizations	—	—	61,160	10,255	184,665	256,080	276,475
Loan commitments	—	—	—	—	—	—	—
Private equity and other principal investments	—	—	—	—	—	4,529	4,900

(1)	Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts, but we do have counterparty risk up to $15 million with one major financial institution.

(2)	We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional amount overstates the expected payout. At March 31, 2008 and December 31, 2007, the fair value of these derivative contracts approximated $16.7 million and $18.4 million, respectively.
DERIVATIVES
     Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our consolidated statements of financial condition. Rather, the market, or fair value, of the derivative transactions are reported in the consolidated statements of financial condition as assets or liabilities in financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased, as applicable. Derivatives are presented on a net-by-counterparty basis when a legal right of offset exists, and on a net-by-cross product basis when applicable provisions are stated in a master netting agreement. Cash collateral received or paid is netted on a counterparty basis, provided a legal right of offset exists.
     We enter into derivative contracts in a principal capacity as a dealer to satisfy the financial needs of clients. We also use derivative products to hedge the interest rate and market value risks associated with our security positions. Our interest rate hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate risk. In addition, we enter into loan swap agreements to receive the return of certain loan assets without transferring actual ownership of the underlying loan to us. For a complete discussion of our activities related to derivative products, see Note 5, “Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased,” in the notes to our consolidated financial statements.
SPECIAL PURPOSE ENTITIES
     We enter into arrangements with various special-purpose entities (“SPEs”). SPEs may be corporations, trusts or partnerships that are established for a limited purpose. There are two types of SPEs — qualified SPEs (“QSPEs”) and variable interest entities (“VIEs”). A QSPE generally can be described as an entity whose permitted activities are limited to passively holding financial assets and distributing cash flows to investors based on pre-set terms. Our involvement with QSPEs relates to securitization transactions related to our tender option bond program in which highly rated fixed rate municipal bonds are sold to an SPE that qualifies as a QSPE under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a Replacement of FASB Statement No. 125,” (“SFAS 140”). In accordance with SFAS 140 and FIN 46(R), we do not consolidate QSPEs. We recognize at fair value the retained interests we hold in the QSPEs. We derecognize financial assets transferred to QSPEs, provided we have surrendered control over the assets. The sale of municipal bonds into a QSPE trust is funded by the sale of variable rate certificates to institutional customers seeking variable rate tax-free investment products. These variable rate certificates reprice weekly. At March 31, 2008, $219.7 million par value of the municipal bonds in securitization were insured against default of principal or interest by Monolines. We have contracted with a major third-party financial institution to act as the liquidity provider for our tender option bond trusts and we have agreed to reimburse the liquidity provider for any losses associated with providing liquidity to the trusts. This liquidity provider has the ability to terminate its agreement with the trust due to several factors, including a downgrade of the Monolines below investment grade. The absence of a liquidity provider would likely result in the dissolution of the trust and a potential financial loss. The current credit environment has resulted in certain Monolines having their “AAA” credit ratings downgraded causing decreased market demand for variable rate certificates collateralized by municipal bonds insured by these Monolines and other Monolines facing the possibility of a downgrade. The municipalities whose bonds we have securitized all have credit ratings rated “A” or higher as of March 31, 2008 regardless of the Monoline bond insurance. We incurred $3.4 million of losses related to the dissolution of two tender option bond trusts collateralized by bonds issued by triple-B rated municipalities in the first quarter of 2008, related to the Monoline issues described above. In addition, we owned 100 percent of the variable rate certificates of two trusts as of March 31, 2008, resulting in consolidation of the trusts onto our consolidated statement of financial condition and the write-off of $1.0 million in residual interests in these trusts. Subsequent to March 31, 2008, we added Berkshire Hathaway Assurance Corporation (“BHAC”) credit insurance to these two trusts enhancing the marketability of the variable rate certificates and resulting in the deconsolidation of the trusts and a gain of $0.9 million. In addition, subsequent to March 31, 2008, we added BHAC insurance to four additional QSPE trusts to ensure marketability of the variable rate certificates. The following table presents a summary of our off-balance sheet trusts by Monoline insurer at March 31, 2008:

(Dollars in thousands)
Monoline					Outstanding
Bond	Municipality	Par Value of		Market Value	Variable Rate
Insurer	Credit Rating	Bonds		of Bonds	Certificates
Ambac	A3 to Aa1	$78,655	(1)	$66,941	$65,740
Assured	A1	8,390		8,527	8,650
FGIC	Aa1	20,825		21,375	20,680
FSA	A2 to Aaa	58,065		60,974	59,019
PSF	A2 to Aa3	41,930		38,302	37,400
MBIA	Aa3	11,850		12,004	11,934
No insurance	Aa1 to Aa3	36,365		38,246	37,305

		$256,080		$246,369	$240,728

(1)	$55,750 par value of single “A” rated municipalities were insured by BHAC subsequent to March 31, 2008.

     Certain SPEs do not meet the QSPE criteria because their permitted activities are not limited sufficiently or control remains with one of the owners. These SPEs are referred to as VIEs. Under FIN 46(R), we consolidate a VIE if we are the primary beneficiary of the entity. The primary beneficiary is the party that either (i) absorbs a majority of the VIEs expected losses; (ii) receives a majority of the VIEs expected residual returns; or (iii) both. We are party to four tender option bond securitizations whereby control remained with one of the owners and we are the primary beneficiary of the VIE. Accordingly, we have recorded an asset for the underlying bonds of $35.1 million (par value $43.3 million) and a liability for the certificates sold by the trusts for $16.5 million as of March 31, 2008. See Note 7, “Securitizations,” in the notes to our consolidated financial statements for a complete discussion of our securitization activities.
     In addition, we have investments in various entities, typically partnerships or limited liability companies, established for the purpose of investing in private or public equity securities and various partnership entities. We commit capital or act as the managing partner or member of these entities. Some of these entities are deemed to be VIEs. For a complete discussion of our activities related to these types of partnerships, see Note 9, “Variable Interest Entities,” to our consolidated financial statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2007.
LOAN COMMITMENTS
     We may commit to short-term “bridge-loan” financing for our clients or make commitments to underwrite corporate debt. We had no loan commitments outstanding at March 31, 2008.
PRIVATE EQUITY AND OTHER PRINCIPAL INVESTMENTS
     We have committed capital to certain non-consolidated private-equity funds. These commitments have no specified call dates.
OTHER OFF-BALANCE SHEET EXPOSURE
     Our other types of off-balance-sheet arrangements include contractual commitments and guarantees. For a discussion of our activities related to these off-balance sheet arrangements, see Note 17, “Contingencies, Commitments and Guarantees,” to our consolidated financial statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2007.
Enterprise Risk Management
     Risk is an inherent part of our business. In the course of conducting business operations, we are exposed to a variety of risks. Market risk, liquidity risk, credit risk, operational risk, legal, regulatory and compliance risk, and reputational risk are the principal risks we face in operating our business. We seek to identify, assess and monitor each risk in accordance with defined policies and procedures. The extent to which we properly identify and effectively manage each of these risks is critical to our financial condition and profitability.
     With respect to market risk and credit risk, we emphasize daily communication among traders, trading department management and senior management concerning our inventory positions and overall risk profile. Our risk management functions supplement this communication process by providing their independent perspectives on our market and credit risk profile on a daily basis. The broader goals of our risk management functions include understanding the risk profile of each trading area, consolidating risk monitoring company-wide, assisting in implementing effective hedging strategies, articulating large trading or position risks to senior management, and ensuring accurate mark-to-market pricing.
     In addition to supporting daily risk management processes on the trading desks, our risk management functions support our market and credit risk committee. This committee oversees risk management practices, including defining acceptable risk tolerances and approving risk management policies.
MARKET RISK
     Market risk represents the risk of financial volatility that may result from the change in value of a financial instrument due to fluctuations in its market price. Our exposure to market risk is directly related to our role as a financial intermediary for our clients, to our market-making activities and our proprietary activities. Market risks are inherent in both cash and derivative financial instruments. The scope of our market risk management policies and procedures includes all market-sensitive financial instruments.

     Our different types of market risk include:
     Interest Rate Risk — Interest rate risk represents the potential volatility from changes in market interest rates. We are exposed to interest rate risk arising from changes in the level and volatility of interest rates, changes in the shape of the yield curve, changes in credit spreads, and the rate of prepayments. Interest rate risk is managed through the use of appropriate hedging in U.S. government securities, agency securities, mortgage-backed securities, corporate debt securities, interest rate swaps, options, futures and forward contracts. We utilize interest rate swap contracts to hedge a portion of our fixed income inventory, to hedge residual cash flows from our tender option bond program, and to hedge rate lock agreements and forward bond purchase agreements we may enter into with our public finance customers. Our interest rate hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate risk. These interest rate swap contracts are recorded at fair value with the changes in fair value recognized in earnings.
     Equity Price Risk — Equity price risk represents the potential loss in value due to adverse changes in the level or volatility of equity prices. We are exposed to equity price risk through our trading activities in the U.S., Hong Kong and European markets on both listed and over-the-counter equity markets. We attempt to reduce the risk of loss inherent in our market-making and in our inventory of equity securities by establishing limits on the notional level of our inventory and by managing net position levels with those limits.
     Currency Risk — Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments. A portion of our business is conducted in currencies other than the U.S. dollar, and changes in foreign exchange rates relative to the U.S. dollar can therefore affect the value of non-U.S. dollar net assets, revenues and expenses. A change in the foreign currency rates could create either a foreign currency transaction gain/loss (recorded in our consolidated statements of operations) or a foreign currency translation adjustment to the stockholders’ equity section of our consolidated statements of financial condition.
VALUE-AT-RISK
     Value-at-Risk (“VaR”) is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specified confidence level. We perform a daily VaR analysis on substantially all of our trading positions, including fixed income, equities, convertible bonds and all associated economic hedges. These positions encompass both customer-related activities and proprietary investments. We use a VaR model because it provides a common metric for assessing market risk across business lines and products. Changes in VaR between reporting periods are generally due to changes in levels of risk exposure, volatilities and/or correlations among asset classes and individual securities.
     In the first quarter of 2008, we changed the underlying methodology used to calculate our VaR from a historical simulation model to a Monte Carlo simulation model after implementing a new market risk management system. Historical simulation assumes that returns in the future will have the same distribution they had in the past. Monte Carlo simulation, in comparison, generates scenarios of random market moves and revalues the portfolio given each of those market moves. We believe that a Monte Carlo simulation is an enhanced VaR methodology. In addition, the Monte Carlo simulation model can better account for options and other instruments that contain optionality. The new system also provides us with better modeling of the correlations among all of our asset classes. All prior year data has been restated to reflect the change in methodology.
     Model-based VaR derived from simulation has inherent limitations including: reliance on historical data to predict future market risk; VaR calculated using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or offset with hedges within one day; and published VaR results reflect past trading positions while future risk depends on future positions.
     The modeling of the market risk characteristics of our trading positions involves a number of assumptions and approximations. While we believe that these assumptions and approximations are reasonable, different assumptions and approximations could produce materially different VaR estimates.
     The following table quantifies the model-based VaR simulated for each component of market risk for the periods presented computed using the past 250 days of historical data. When calculating VaR we use a 95 percent confidence level and a one-day time horizon. This means that, over time, there is a 1 in 20 chance that daily trading net revenues will fall below the expected daily trading net revenues by an amount at least as large as the reported VaR. Shortfalls on a single day can exceed reported VaR by significant amounts. Shortfalls can also accumulate over a longer time horizon, such as a number of consecutive trading days. Therefore, there can be no assurance that actual losses occurring on any given day arising from changes in market conditions will not exceed the VaR amounts shown below or that such losses will not occur more than once in a 20-day trading period.

	At March 31,	At December 31,
(Dollars in thousands)	2008	2007
Interest Rate Risk	$1,675	$2,085
Equity Price Risk	184	448
Diversification Effect (1)	(313)	(736)

Total Value-at-Risk	$1,546	$1,797

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.
     We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the three months ended March 31, 2008.

For the Three Months Ended March 31, 2008
(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$3,920	$1,257	$2,068
Equity Price Risk	471	78	297
Diversification Effect (1)			(493)
Total Value-at-Risk	3,704	1,028	1,872

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.
     Trading losses incurred on a single day exceeded our 95% one-day VaR on one occasion during the first quarter of 2008.
     In early 2008 our aggregate VaR decreased compared to levels reported as of December 31, 2007. The impact to the VaR due to the overall increase in market volatility was more than offset by the decrease in certain proprietary inventories. We do anticipate, however, that our aggregate VaR may increase in future periods as we re-commit more of our own capital to proprietary investments.
     In addition to VaR, we also employ supplementary measures to monitor and manage market risk exposure including the following: net market position, duration exposure, option sensitivities, and inventory turnover. All metrics are aggregated by asset concentration and are used for monitoring limits and exception approvals.
LIQUIDITY RISK
     Market risk can be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. Depending on the specific security, the structure of the financial product, and/or overall market conditions, we may be forced to hold onto a security for substantially longer than we had planned.
     We are also exposed to liquidity risk in our day-to-day funding activities. In addition to the benefit of having a strong capital structure, we manage this risk by diversifying our funding sources across products and among individual counterparties within those products. For example, our treasury department can switch between repurchase agreements, and secured and unsecured bank borrowings on any given day depending on the pricing and availability of funding from any one of these sources.
     In addition to managing our capital and funding, the treasury department oversees the management of net interest income risk and the overall use of our capital, funding, and balance sheet.
     As discussed within “Liquidity, Funding and Capital Resources” above, the current turmoil in the credit markets surrounding Monolines has reduced traditional sources of liquidity for variable rate demand notes, auction rate municipal securities and variable rate municipal trust certificates, which support our tender option bond program.
     We currently act as the remarketing agent for approximately $6.2 billion of variable rate demand notes, of which approximately $1.3 billion is insured by Monolines. Demand by investors for demand notes backed by certain Monolines has declined and our ability to remarket these demand notes at favorable funding rates for our issuer clients has been diminished. In the first quarter of 2008, we periodically increased the variable rates in excess of prevailing rates to successfully remarket these demand notes. In an effort to increase liquidity for these securities, we maintained $135.5 million of inventory positions as of March 31, 2008, in these securities. As of May 8, 2008, our inventory position was reduced to $67.2 million in these securities.
     We currently act as the broker-dealer for approximately $2.0 billion of auction rate municipal securities, which are all insured by Monolines. Demand by investors for auction rate securities backed by certain Monolines has declined significantly. With regard to these securities, we increased our inventory positions in the first quarter of 2008 in an effort to facilitate liquidity, exposing ourselves to greater concentration of risk and potential financial losses from the reduction in value of those positions. As of March 31, 2008, we maintained $249.7 million of these securities in inventory. In an effort to manage our exposure to these securities, we determined not to support multiple auctions of these securities in the first quarter of 2008 due to our inventory limitations and our liquidity position. This is particularly true in the case of auction rate securities having maximum interest rate caps below prevailing market rates. We have been working with the underlying municipal issuers to restructure their outstanding auction rate debt into something more market-acceptable. As of May 8, 2008, our inventory position was reduced to $163.3 million in these securities. We currently anticipate that the majority of our auction rate securities inventory will be refinanced by the end of the second quarter of 2008, although there can be no assurance in this regard.
     As of March 31, 2008, our tender option bond program had securitized $299.4 million of municipal bonds in 24 trusts. Each municipal bond is sold into a trust that is funded by the sale of variable rate municipal trust certificates to institutional customers seeking variable rate tax-free investment products. Decreased demand for trust certificates may result in dissolution of certain trusts as the municipal bonds held in trust are sold to provide liquidity to holders of the variable rate municipal trust certificates. The dissolution of a trust and sale of the municipal bonds, potentially at a financial loss, could adversely impact our results of operations. See “Off-Balance Sheet Arrangements — Special Purpose Entities” above, for further discussion of our tender option bond program.
     Our inventory positions subject us to potential financial losses from the reduction in value of illiquid positions.
     We believe that the municipal debt markets have begun to stabilize in the second quarter, but we may continue to experience increased uncertainty and volatility in the municipal debt markets for several months or quarters, which may have an adverse impact on our results of operations.
CREDIT RISK
     Credit risk in our Capital Markets business arises from potential non-performance by counterparties, customers, borrowers or issuers of securities we hold in our trading inventory. We are exposed to credit risk in our role as a trading counterparty to dealers and customers, as a holder of securities and as a member of exchanges and clearing organizations. Our client activities involve the execution, settlement and financing of various transactions. Client activities are transacted on a delivery versus payment, cash or margin basis. Our credit exposure to institutional client business is mitigated by the use of industry-standard delivery versus payment through depositories and clearing banks.
     Credit exposure associated with our customer margin accounts in the U.S. and Hong Kong are monitored daily and are collateralized. Our risk management functions have created credit risk policies establishing appropriate credit limits for our customers utilizing margin lending.
     Our risk management functions review risk associated with institutional counterparties with whom we hold repurchase and resale agreement facilities, stock borrow or loan facilities, derivatives, TBAs and other documented institutional counterparty agreements that may give rise to credit exposure. Counterparty levels are established relative to the level of counterparty ratings and potential levels of activity.
     We are subject to credit concentration risk if we hold large individual securities positions, execute large transactions with individual counterparties or groups of related counterparties, extend large loans to individual borrowers or make substantial underwriting commitments. Concentration risk can occur by industry, geographic area or type of client. Potential credit concentration risk is carefully monitored and is managed through the use of policies and limits.
     We are also exposed to the risk of loss related to changes in the credit spreads of debt instruments. Credit spread risk arises from potential changes in an issuer’s credit rating or the market’s perception of the issuer’s credit worthiness.

OPERATIONAL RISK
     Operational risk refers to the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events. We rely on the ability of our employees, our internal systems and processes and systems at computer centers operated by third parties to process a large number of transactions. In the event of a breakdown or improper operation of our systems or processes or improper action by our employees or third-party vendors, we could suffer financial loss, regulatory sanctions and damage to our reputation. We have business continuity plans in place that we believe will cover critical processes on a company-wide basis, and redundancies are built into our systems as we have deemed appropriate. These control mechanisms attempt to ensure that operations policies and procedures are being followed and that our various businesses are operating within established corporate policies and limits.
LEGAL, REGULATORY AND COMPLIANCE RISK
     Legal, regulatory and compliance risk includes the risk of non-compliance with applicable legal and regulatory requirements and the risk that a counterparty’s performance obligations will be unenforceable. We are generally subject to extensive regulation in the various jurisdictions in which we conduct our business. We have established procedures that are designed to ensure compliance with applicable statutory and regulatory requirements, including, but not limited to, those related to regulatory net capital requirements, sales and trading practices, use and safekeeping of customer funds and securities, credit extension, money-laundering, privacy and recordkeeping.
     We have established internal policies relating to ethics and business conduct, and compliance with applicable legal and regulatory requirements, as well as training and other procedures designed to ensure that these policies are followed.
REPUTATION AND OTHER RISK
     We recognize that maintaining our reputation among clients, investors, regulators and the general public is critical. Maintaining our reputation depends on a large number of factors, including the conduct of our business activities and the types of clients and counterparties with whom we conduct business. We seek to maintain our reputation by conducting our business activities in accordance with high ethical standards and performing appropriate reviews of clients and counterparties.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information under the caption “Enterprise Risk Management” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Form 10-Q is incorporated herein by reference.
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding disclosure. During the first quarter of our fiscal year ended December 31, 2008, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The following supplements and amends our discussion set forth under Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Auction Rate Securities
     Various regulators and governmental agencies are conducting broad inquiries concerning auction rate securities following recent market difficulties, including failed auctions. We have received such inquiries and are cooperating with the requests.
ITEM 1A. RISK FACTORS
     The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC, as updated in our subsequent reports on Form 10-Q filed with the SEC. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2008.
     In addition, a third-party trustee makes open-market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.

				Total Number of
				Shares Purchased as	Approximate Dollar Value
	Total Number			Part of Publicly	of Shares that May Yet Be
	of Shares		Average Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased		per Share	Programs	or Programs(1)
Month #1
(January 1, 2008 to January 31, 2008)	0	(2)	$0	0	0
Month #2
(February 1, 2008 to February 29, 2008)	164,290	(2)	$41.92	0	0
Month #3
(March 1, 2008 to March 31, 2008)	2,238	(2)	$35.10	0	0

Total	166,528		$41.83	0	0

(1)	On April 16, 2008, we announced that our board of directors had authorized the repurchase of up to $100 million of common stock through June 30, 2010.

(2)	Consists of shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock.

ITEM 6. EXHIBITS

Exhibit		Method of
Number	Description	Filing
10.1	Loan Agreement (Auction Rate Securities Facility), dated February 19, 2008, between Piper Jaffray Funding II Inc. and U.S. Bank National Association (excluding exhibits, which Piper Jaffray Companies agrees to furnish to the Securities and Exchange Commission upon request).	(1)

10.2	Loan Agreement (Broker-Dealer ARS Facility), dated February 19, 2008, between Piper Jaffray & Co. and U.S. Bank National Association (excluding exhibits, which Piper Jaffray Companies agrees to furnish to the Securities and Exchange Commission upon request).	(2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(1)	Incorporated herein by reference to Item 10.1 of the Company’s Form 8-K filed with the Commission on February 22, 2008.

(2)	Incorporated herein by reference to Item 10.2 of the Company’s Form 8-K filed with the Commission on February 22, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2008.

PIPER JAFFRAY COMPANIES
By /s/ Andrew S. Duff
Its Chairman and CEO

By /s/ Thomas P. Schnettler
Its Vice Chairman and Chief Financial Officer

Exhibit Index

Exhibit		Method of
Number	Description	Filing
10.1	Loan Agreement (Auction Rate Securities Facility), dated February 19, 2008, between Piper Jaffray Funding II Inc. and U.S. Bank National Association (excluding exhibits, which Piper Jaffray Companies agrees to furnish to the Securities and Exchange Commission upon request).	(1)

10.2	Loan Agreement (Broker-Dealer ARS Facility), dated February 19, 2008, between Piper Jaffray & Co. and U.S. Bank National Association (excluding exhibits, which Piper Jaffray Companies agrees to furnish to the Securities and Exchange Commission upon request).	(2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(1)	Incorporated herein by reference to Item 10.1 of the Company’s Form 8-K filed with the Commission on February 22, 2008.

(2)	Incorporated herein by reference to Item 10.2 of the Company’s Form 8-K filed with the Commission on February 22, 2008.