Form 10-Q
period 2008-06-30
PIPER JAFFRAY COMPANIES
filed 2008-08-01
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of July 25, 2008, the registrant had 19,172,678 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Piper Jaffray Companies
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2008	2007
(Amounts in thousands, except share data)	(Unaudited)
Assets

Cash and cash equivalents	$33,231	$150,348
Cash and cash equivalents segregated for regulatory purposes	7,000	—
Receivables:
Customers	98,291	124,329
Brokers, dealers and clearing organizations	66,128	87,668
Deposits with clearing organizations	34,500	30,649
Securities purchased under agreements to resell	83,074	52,931

Financial instruments and other inventory positions owned	570,671	550,335
Financial instruments and other inventory positions owned and pledged as collateral	243,023	242,214

Total financial instruments and other inventory positions owned	813,694	792,549

Fixed assets (net of accumulated depreciation and amortization of $59,877 and $55,508, respectively)	22,870	27,208
Goodwill	284,804	284,804
Intangible assets (net of accumulated amortization of $6,920 and $5,609, respectively)	15,833	17,144
Other receivables	50,746	47,719
Other assets	113,902	107,807

Total assets	$1,624,073	$1,723,156

Liabilities and Shareholders’ Equity

Short-term bank financing	$161,500	$—
Payables:
Customers	68,678	91,272
Checks and drafts	5,243	7,444
Brokers, dealers and clearing organizations	100,960	23,675
Securities sold under agreements to repurchase	68,703	247,202
Financial instruments and other inventory positions sold, but not yet purchased	182,854	224,710
Accrued compensation	49,643	132,908
Other liabilities and accrued expenses	62,607	83,356

Total liabilities	700,188	810,567

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at June 30, 2008 and December 31, 2007;
Shares issued: 19,494,488 at June 30, 2008 and December 31, 2007;
Shares outstanding: 16,093,907 at June 30, 2008 and 15,662,835 at December 31, 2007	195	195
Additional paid-in capital	732,459	737,735
Retained earnings	360,829	367,900
Less common stock held in treasury, at cost: 3,400,581 shares at June 30, 2008 and 3,831,653 shares at December 31, 2007	(170,695)	(194,461)
Other comprehensive income	1,097	1,220

Total shareholders’ equity	923,885	912,589

Total liabilities and shareholders’ equity	$1,624,073	$1,723,156

See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2008	2007	2008	2007
Revenues:

Investment banking	$32,184	$74,872	$87,449	$158,605
Institutional brokerage	51,196	38,597	81,008	80,291
Interest	13,114	13,816	28,273	31,226
Asset management	4,697	72	8,670	199
Other income/(loss)	(460)	(364)	(2,060)	324

Total revenues	100,731	126,993	203,340	270,645

Interest expense	5,826	4,417	12,704	11,119

Net revenues	94,905	122,576	190,636	259,526

Non-interest expenses:

Compensation and benefits	65,885	71,707	131,136	151,823
Occupancy and equipment	8,133	8,849	16,243	16,571
Communications	5,869	5,997	12,608	12,256
Floor brokerage and clearance	3,899	4,176	6,553	7,691
Marketing and business development	7,381	6,380	13,477	12,061
Outside services	11,431	9,122	20,248	16,439
Other operating expenses	6,603	1,194	9,077	4,950

Total non-interest expenses	109,201	107,425	209,342	221,791

Income/(loss) from continuing operations before income tax expense/(benefit)	(14,296)	15,151	(18,706)	37,735

Income tax expense/(benefit)	(9,223)	4,774	(10,196)	12,636

Net income/(loss) from continuing operations	(5,073)	10,377	(8,510)	25,099

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	1,439	(1,051)	1,439	(2,355)

Net income/(loss)	$(3,634)	$9,326	$(7,071)	$22,744

Earnings per basic common share
Income/(loss) from continuing operations	$(0.32)	$0.61	$(0.53)	$1.47
Income/(loss) from discontinued operations	0.09	(0.06)	0.09	(0.14)

Earnings per basic common share	$(0.23)	$0.55	$(0.44)	$1.33

Earnings per diluted common share
Income from continuing operations	N/A	$0.58	N/A	$1.40
Loss from discontinued operations	N/A	(0.06)	N/A	(0.13)

Earnings per diluted common share	N/A	$0.52	N/A	$1.27

Weighted average number of common shares outstanding
Basic	16,072	17,073	15,951	17,072
Diluted	16,709	17,919	16,671	17,969

N/A — Not applicable
See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2008	2007
Operating Activities:

Net income/(loss)	$(7,071)	$22,744
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	4,755	4,413
Deferred income taxes	2,331	8,123
Gain on disposal of fixed assets	—	314
Stock-based compensation	22,165	12,503
Amortization of intangible assets	1,311	800
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	(7,000)	—
Receivables:
Customers	25,991	(7,217)
Brokers, dealers and clearing organizations	23,132	178,566
Deposits with clearing organizations	(3,851)	3,802
Securities purchased under agreements to resell	(30,143)	11,778
Net financial instruments and other inventory positions owned	(63,005)	69,093
Other receivables	(3,113)	(1,424)
Other assets	(8,431)	(4,551)
Increase/(decrease) in operating liabilities:
Payables:
Customers	(22,588)	(11,364)
Checks and drafts	(2,201)	(4,306)
Brokers, dealers and clearing organizations	75,430	(169,257)
Securities sold under agreements to repurchase	3,015	1,465
Accrued compensation	(78,964)	(77,923)
Other liabilities and accrued expenses	(21,000)	(31,690)

Net cash provided by/(used in) operating activities	(89,237)	5,869

Investing Activities:

Purchases of fixed assets, net	(509)	(5,500)

Net cash used in investing activities	(509)	(5,500)

Financing Activities:

Increase in securities loaned	—	408
Decrease in securities sold under agreements to repurchase	(181,514)	(38,159)
Increase in short-term bank financing	161,500	33,000
Repurchase of common stock	(8,192)	(17,442)
Excess tax benefits from stock-based compensation	792	2,068
Proceeds from stock option transactions	20	2,266

Net cash used in financing activities	(27,394)	(17,859)

Currency adjustment:
Effect of exchange rate changes on cash	23	211

Net decrease in cash and cash equivalents	(117,117)	(17,279)

Cash and cash equivalents at beginning of period	150,348	39,903

Cash and cash equivalents at end of period	$33,231	$22,624

Supplemental disclosure of cash flow information - Cash paid/(received) during the period for:
Interest	$13,095	$10,822
Income taxes	$(5,028)	$1,815

Non-cash financing activities - Issuance of common stock for retirement plan obligations:
90,140 shares and 8,619 shares for the six months ended June 30, 2008 and 2007, respectively	$3,704	$598
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
Fair Value Hierarchy
     Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). Prior to January 1, 2008, the Company followed the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide, Brokers and Dealers in Securities, when determining fair value for financial instruments. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and enhances disclosure requirements for fair value measurements. SFAS 157 maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect our assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the transparency of inputs as follows:
Level 1 — Quoted prices (unadjusted) are available in active markets for identical assets or liabilities as of the report date. A quoted price for an identical asset or liability in an active market provides the most reliable fair value measurement because it is directly observable to the market. The type of financial instruments included in Level 1 are highly liquid instruments with quoted prices such as certain U.S. treasury bonds and U.S. government agency securities, equities listed in active markets and certain firm investments.
Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the report date. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Instruments which are generally included in this category are certain U.S. treasury bonds and U.S. government agency securities, corporate bonds, certain municipal bonds, certain asset-backed securities and derivatives.
Level III — Instruments that have little to no pricing observability as of the report date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments included in this category generally include auction rate municipal securities, certain firm investments, certain asset-backed securities, residual interests in securitizations and certain convertible securities.
Valuation of Financial Instruments
     When available, the Company values financial instruments at observable market prices, observable market parameters, or broker or dealer prices (bid and ask prices). In the case of financial instruments transacted on recognized exchanges, the observable market prices represent quotations for completed transactions from the exchange on which the financial instrument is principally traded.
     A substantial percentage of the fair value of the Company’s financial instruments and other inventory positions owned, financial instruments and other inventory positions owned and pledged as collateral, and financial instruments and other inventory positions sold, but not yet purchased, are based on observable market prices, observable market parameters, or derived from broker or dealer prices. The availability of observable market prices and pricing parameters can vary from product to product. Where available, observable market prices and pricing or market parameters in a product may be used to derive a price without requiring significant judgment. In certain markets, observable market prices or market parameters are not available for all products, and fair value is determined using techniques appropriate for each particular product. These techniques involve some degree of judgment.
     For investments in illiquid or privately held securities that do not have readily determinable fair values, the determination of fair value requires the Company to estimate the value of the securities using the best information available. Among the factors considered by the Company in determining the fair value of such financial instruments are the cost, terms and liquidity of the investment, the financial condition and operating results of the issuer, the quoted market price of publicly traded securities with similar quality and yield, and other factors generally pertinent to the valuation of investments. In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of a similar security without restriction but may be reduced by an amount estimated to reflect such restrictions. In addition, even where the value of a security is derived from an independent source, certain assumptions may be required to determine the security’s fair value. For instance, the Company assumes that the size of positions in securities that the Company holds would not be large enough to affect the quoted price of the securities if the firm sells them, and that any such sale would happen in an orderly manner. The actual value realized upon disposition could be different from the currently estimated fair value.
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
     The fair values related to derivative contract transactions are reported in financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased on the consolidated statements of financial condition and any unrealized gain or loss resulting from changes in fair values of derivatives is reported on the consolidated statements of operations. Fair value is determined using quoted market prices when available or pricing models based on the net present value of estimated future cash flows. Management deems the net present value of estimated future cash flows model to provide the best estimate of fair value as most of our derivative products are interest rate products. The valuation models used require inputs including contractual terms, market prices, yield curves, credit curves and measures of volatility.
     The Company does not utilize “hedge accounting” as described within SFAS No. 133. Derivatives are reported on a net-by-counterparty basis when a legal right of offset exists and on a net-by-cross product basis when applicable provisions are stated in a master netting agreement. Cash collateral received or paid is netted on a counterparty basis, provided legal right of offset exists.
Note 3 Recent Accounting Pronouncements
     Effective January 1, 2008, the Company adopted SFAS 157. Prior to January 1, 2008, the Company followed the AICPA Audit and Accounting Guide, Brokers and Dealers in Securities, when determining fair value for financial instruments. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. Further, SFAS 157 disallows the use of block discounts on positions traded in an active market and nullifies certain guidance regarding the recognition of inception gains on certain derivative transactions. The impact of adopting SFAS 157 in our first quarter of 2008 was not material to our consolidated financial statements. See Note 6, “Fair Value of Financial Instruments” to the consolidated financial statements for additional information.
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
     In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the results of PCS operations have been classified as discontinued operations for all periods presented. The Company recorded a gain from discontinued operations, net of tax, of $1.4 million for the six months ended June 30, 2008, primarily related to a litigation settlement. The Company may incur discontinued operations expense or income related to changes in litigation reserve estimates for retained PCS litigation matters and for changes in estimates to occupancy and severance restructuring charges if the facts that support the Company’s estimates change.
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
     Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased were as follows:

	June 30,	December 31,
(Dollars in thousands)	2008	2007
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$25,174	$14,977
Convertible securities	84,399	102,938
Fixed income securities	34,609	64,367
Municipal Securities:
Auction rate municipal securities	85,025	202,500
Variable rate demand notes	43,155	32,542
Other municipal securities	314,671	208,150
Asset-backed securities	56,016	44,006
U.S. government agency securities	84,577	48,074
U.S. government securities	34,052	4,520
Derivative contracts	40,560	56,554
Other	11,456	13,921

	$813,694	$792,549

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$46,218	$66,856
Convertible securities	319	4,764
Fixed income securities	23,994	26,310
Municipal securities	420	11
U.S. government agency securities	5,466	25,752
U.S. government securities	59,055	33,972
Derivative contracts	494	18,388
Other	46,888	48,657

	$182,854	$224,710

     At June 30, 2008 and December 31, 2007, financial instruments and other inventory positions owned in the amount of $243.0 million and $242.2 million, respectively, had been pledged as collateral for the Company’s repurchase agreements and secured borrowings.
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
Derivative Contract Financial Instruments
     The Company uses interest rate swaps, interest rate locks, and forward contracts to facilitate customer transactions and as a means to manage risk in certain inventory positions. Interest rate swaps are also used to manage interest rate exposure associated with holding residual interest securities from the Company’s tender option bond program. In addition, the Company enters into total return loan swaps to receive the return on $16.0 million in certain corporate loan assets without transferring actual ownership of the underlying loan to the Company. As of June 30, 2008 and December 31, 2007, the Company was counterparty to notional/contract amounts of $7.8 billion and $7.5 billion, respectively, of derivative instruments.

     The Company’s derivative contracts are recorded at fair value. Fair values for derivative contracts represent amounts estimated to be received from or paid to a counterparty in settlement of these instruments. These derivatives are valued using quoted market prices when available or pricing models based on the net present value of estimated future cash flows. The valuation models used require inputs including contractual terms, market prices, yield curves, credit curves and measures of volatility. Derivatives are reported on a net-by-counterparty basis when legal right of offset exists, and on a net-by-cross product basis when applicable provisions are stated in master netting agreements. Cash collateral received or paid is netted on a counterparty basis, provided a legal right of offset exists.
Note 6 Fair Value of Financial Instruments
     The Company records financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased, at fair value on the consolidated statements of financial condition with unrealized gains and losses reflected in the consolidated statements of operations.
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
     The following table summarizes the valuation of our financial instruments by SFAS 157 pricing observability levels as of June 30, 2008:

					Counterparty
					Collateral
(Dollars in thousands)	Level I (1)	Level II (1)	Level III (1)		Netting (2)		Total
Assets:
Financial instruments and other inventory positions owned:
Non-derivative instruments	$64,039	$567,352	$141,743		$—		$773,134
Derivative instruments	—	40,560	—		—		40,560

Total financial instruments and other inventory positions owned:	$64,039	$607,912	$141,743		$—		$813,694

Investments	$81	$—	$47,446		$—		$47,527
Level III investments for which the Company does not bear economic exposure			(8,097	) (3)

Level III investments for which the Company bears economic exposure			$39,349

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Non-derivative instruments	$65,468	$115,012	$1,880		$—		$182,360
Derivative instruments	—	15,345	—		(14,851	) (4)	494

Total financial instruments and other inventory positions sold, but not yet purchased:	$65,468	$130,357	$1,880		$(14,851)		$182,854

Investments	$—	$—	$4,341		$—		$4,341

(1)	Level I financial instruments included highly liquid instruments with quoted prices such as certain U.S. treasury bonds and U.S. government agency securities, equities listed in active markets and certain firm investments. Level II financial instruments generally include corporate bonds, certain U.S. treasury bonds and U.S. government bonds, certain municipal bonds, certain asset-backed securities and derivatives. Level III financial instruments generally include auction rate municipal securities, certain firm investments, certain asset-backed securities, residual interests in securitizations and certain convertible securities.

(2)	As permitted by FIN 39-1 the Company offsets cash and cash equivalent collateral receivables or payables with net derivative positions under certain circumstances.

(3)	Consists of Level III investments which are attributable to minority investors or attributable to employee interests in certain consolidated funds.

(4)	The Company posted $14.9 million of short-term U.S. treasury bonds as collateral at June 30, 2008.
     The following table summarizes the changes in fair value carrying values associated with Level III financial instruments during the six months ended June 30, 2008:

	Non-Derivative	Non-Derivative	Investment	Investment
(Dollars in thousands)	Assets	Liabilities	Assets	Liabilities
Balance at December 31, 2007	$230,703	$—	$47,780	$4,576
Purchases (sales), net	46,906	—	2,785	—
Net transfers in (out)	—	—	—	—
Realized gains (losses) (5)	(1,749)	—	777	—
Unrealized gains (losses) (5)	1,780	—	(3,819)	(277)

Balance at March 31, 2008	277,640	—	47,523	4,299
Purchases (sales), net	(159,318)	—	(209)	—
Net transfers in (out)	29,178	1,960	(1,264)	—
Realized gains (losses) (5)	(190)	(80)	—	—
Unrealized gains (losses) (5)	(5,567)	—	1,396	42

Balance at June 30, 2008	$141,743	$1,880	$47,446	$4,341

(5)	Realized and unrealized gains/losses related to non-derivative assets are reported in institutional brokerage on the consolidated statements of operations. Realized and unrealized gains/losses related to investments are reported in other income/(loss) on the consolidated statements of operations.
Note 7 Securitizations
     In connection with its tender option bond program, the Company securitizes highly rated municipal bonds. At June 30, 2008 and December 31, 2007, the Company had $339.9 million and $325.6 million, respectively, of par value of municipal bonds in securitization. Each municipal bond is sold into a separate trust that is funded by the sale of variable rate certificates to institutional customers seeking variable rate tax-free investment products. These variable rate certificates reprice weekly. Securitization transactions meeting certain SFAS 140 criteria are treated as sales, with the resulting gain included in institutional brokerage revenue on the consolidated statements of operations. If a securitization does not meet the asset sale requirements of SFAS 140, the transaction is recorded as a borrowing. The Company retains a residual interest in each structure and accounts for the residual interest as a financial instrument owned, which is recorded at fair value on the consolidated statements of financial condition. The fair value of retained interests was $11.5 million and $13.9 million at June 30, 2008 and December 31, 2007, respectively, with a weighted average life of 8.1 years and 8.0 years, respectively. The fair value of retained interests is estimated based on the present value of future cash flows using management’s best estimates of the key assumptions — expected yield, credit losses of 0 percent and a 12 percent discount rate. At June 30, 2008, the sensitivity of the current fair value of retained interests to immediate 10 percent and 20 percent adverse changes in the key economic assumptions was not material. The Company receives a fee to remarket the variable rate certificates derived from the securitizations.
     Certain cash flow activity for the municipal bond securitizations described above includes:

	Six Months Ended
	June 30,
(Dollars in thousands)	2008	2007
Proceeds from new securitizations	$77,134	$29,000
Remarketing fees received	65	60
Cash flows received on retained interests	2,952	2,562
     Three securitization transactions at June 30, 2008 and December 31, 2007 did not meet the asset sale requirements of SFAS 140, causing the Company to consolidate these trusts. Accordingly, the Company recorded an asset for the underlying bonds of $47.7 million (par value $47.5 million) and $49.5 million (par value $49.1 million) as of June 30, 2008 and December 31, 2007, respectively, in financial instruments and other inventory positions owned and a liability for the certificates sold by the trusts for $46.8 million and $48.7 million as of June 30, 2008 and December 31, 2007, respectively, in financial instruments and other inventory positions sold, but not yet purchased, on the consolidated statements of financial condition.

     The Company enters into interest rate swap agreements to manage interest rate exposure associated with holding the residual interest securities from its securitizations, which have been recorded at fair value and resulted in a liability of approximately $8.2 million and $11.1 million at June 30, 2008 and December 31, 2007, respectively.
     The Company has contracted with two major third-party financial institutions who act as liquidity providers for the Company’s tender option bond securitized trusts. The Company has agreed to reimburse these parties for any losses associated with providing liquidity to the trusts. The maximum exposure to loss at June 30, 2008 was $315.6 million representing the outstanding amount of all trust certificates. This exposure to loss is mitigated by the underlying bonds in the trusts. These bonds had a market value of approximately $319.7 million at June 30, 2008. The Company believes that the likelihood it will be required to fund the reimbursement agreement obligation under any provision of the arrangement is remote, and accordingly, no liability for such guarantee has been recorded in the accompanying consolidated financial statements.
Note 8 Receivables from and Payables to Brokers, Dealers and Clearing Organizations
     Amounts receivable from brokers, dealers and clearing organizations at June 30, 2008 and December 31, 2007 included:

	June 30,	December 31,
(Dollars in thousands)	2008	2007
Receivable arising from unsettled securities transactions, net	$—	$591
Deposits paid for securities borrowed	49,308	55,257
Receivable from clearing organizations	7,954	8,081
Securities failed to deliver	4,323	7,647
Other	4,543	16,092

	$66,128	$87,668

     Amounts payable to brokers, dealers and clearing organizations at June 30, 2008 and December 31, 2007 included:

	June 30,	December 31,
(Dollars in thousands)	2008	2007
Payable arising from unsettled securities transactions, net	$71,885	$—
Payable to clearing organizations	23,881	12,648
Securities failed to receive	5,189	11,021
Other	5	6

	$100,960	$23,675

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
     Other assets at June 30, 2008 and December 31, 2007 included:

	June 30,	December 31,
	2008	2007
Investments	$47,527	$47,780
Deferred income tax asset	39,387	41,718
Income taxes receivable	16,210	6,513
Prepaid expenses	9,525	7,596
Other	1,253	4,200

Total other assets	$113,902	$107,807

Note 10 Goodwill and Intangible Assets
     The following table presents the changes in the carrying value of goodwill and intangible assets for the six months ended June 30, 2008:

(Dollars in thousands)
Goodwill
Balance at December 31, 2007	$284,804
Goodwill acquired	—
Impairment losses	—

Balance at June 30, 2008	$284,804

(Dollars in thousands)
Intangible assets
Balance at December 31, 2007	$17,144
Intangible assets acquired	—
Amortization of intangible assets	(1,311)
Impairment losses	—

Balance at June 30, 2008	$15,833

Note 11 Financing
     The Company has discretionary short-term financing available on both a secured and unsecured basis. In addition, the Company has established arrangements to obtain financing using as collateral the Company’s securities held by its clearing bank and by another broker dealer at the end of each business day. Repurchase agreements are also used as sources of funding.
     On February 19, 2008, the Company expanded its available secured financing by entering into a $600 million revolving credit facility with U.S. Bank N.A. pursuant to which the Company is permitted to request advances to fund certain short-term municipal securities (including auction rate securities and variable rate demand notes). The advances are secured by certain pledged assets of the Company, which consist primarily of certain short-term municipal securities. Interest is paid monthly, and the unpaid principal amount of all advances will be due on August 19, 2008. Advances may be prepaid in whole or in part at any time without penalty. At June 30, 2008, the Company had advances against this line of credit of $13.5 million.
     The Company’s short-term financing bears interest at rates based on the federal funds rate. At June 30, 2008 and 2007, the weighted average interest rate on borrowings was 2.96 percent and 5.69 percent, respectively. At June 30, 2008 and December 31, 2007, no formal compensating balance agreements existed, and the Company was in compliance with all debt covenants related to its financing facilities.
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
     The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential complaints, legal actions, investigations and proceedings. The Company’s reserves totaled $7.0 million and $8.4 million at June 30, 2008 and December 31, 2007, respectively. In addition to the Company’s established reserves, U.S. Bancorp, from whom the Company spun-off on December 31, 2003, has agreed to indemnify the Company in an amount up to $17.5 million for certain legal and regulatory matters. Approximately $12.8 million of this amount remained available as of June 30, 2008.

     As part of the asset purchase agreement between UBS and the Company for the sale of the PCS branch network, UBS agreed to assume certain liabilities of the PCS business, including certain liabilities and obligations arising from litigation, arbitration, customer complaints and other claims related to the PCS business. In certain cases, we have agreed to indemnify UBS for litigation matters after UBS has incurred costs of $6.0 million related to these matters and as of the second quarter of 2008, we have exceeded this $6.0 million threshold. In addition, we have retained liabilities arising from regulatory matters and certain litigation relating to the PCS business prior to the sale. The amount of exposure in excess of the $6.0 million indemnification threshold and for other PCS litigation matters deemed to be probable and reasonably estimable are included in the Company’s established reserves. Adjustments to litigation reserves for matters pertaining to the PCS business are included within discontinued operations on the consolidated statements of operations.
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
Note 13 Restructuring
     The Company implemented a specific restructuring plan in 2006 to reorganize the Company’s support infrastructure as a result of the PCS branch network sale to UBS. The following table presents a summary of activity with respect to the restructuring-related liabilities included in other liabilities and accrued expenses on the consolidated statements of financial condition:

PCS
(Dollars in thousands)	Restructuring
Balance at December 31, 2007	$14,566
Provisions charged to discontinued operations	(2,000)
Cash outlays	(2,476)
Non-cash write-downs	(230)

Balance at June 30, 2008	$9,860

Note 14 Shareholders’ Equity
Issuance of Shares
     During the six months ended June 30, 2008, the Company issued 90,140 common shares out of treasury in fulfillment of $3.7 million in obligations under the Piper Jaffray Companies Retirement Plan and issued 341,798 common shares out of treasury as a result of vesting and exercise transactions under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (the “Incentive Plan”).

Note 15 Earnings Per Share
     Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive restricted stock and stock options. The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2008	2007	2008	2007
Net income/(loss)	$(3,634)	$9,326	$(7,071)	$22,744
Shares for basic and diluted calculations:
Average shares used in basic computation	16,072	17,073	15,951	17,072
Stock options	26	118	37	125
Restricted stock	611	728	683	772

Average shares used in diluted computation	16,709	17,919	16,671	17,969

Earnings per share:
Basic	$(0.23)	$0.55	$(0.44)	$1.33
Diluted	N/A (1)	$0.52	N/A (1)	$1.27

N/A — Not applicable

(1)	In accordance with SFAS 128, earnings per diluted common share is not calculated in periods when a loss is incurred.
Note 16 Stock-Based Compensation
     The Company maintains one stock-based compensation plan, the Incentive Plan. The Incentive Plan permits the grant of equity awards, including non-qualified stock options and restricted stock, to the Company’s employees and directors subject to a limit of 5.5 million shares of common stock. The Company periodically grants shares of restricted stock and options to purchase Piper Jaffray Companies common stock to employees and grants options to purchase Piper Jaffray Companies common stock and shares of Piper Jaffray Companies common stock to its non-employee directors. The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The awards granted to employees have the following vesting periods: approximately 77 percent of the value of awards have three-year cliff vesting periods, approximately 10 percent of the value of awards vest ratably from 2010 through 2013 on the annual grant date anniversary, and approximately 13 percent of the value of awards cliff vest upon meeting a specific performance-based metric prior to May 2013. The director awards are fully vested upon grant. The maximum term of the stock options granted to employees and directors is ten years. The plan provides for accelerated vesting of the majority of option and restricted stock awards if there is a change in control of the Company (as defined in the plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.
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
     Employee restricted stock grants prior to January 1, 2006, are amortized on a straight-line basis over the vesting period based on the market price of Piper Jaffray Companies common stock on the date of grant. Service-based restricted stock grants after January 1, 2006, are valued at the market price of the Company’s common stock on the date of grant and amortized on a straight-line basis over the required service period.

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
     Performance-based restricted stock awards granted in 2008 are valued at the market price of the Company’s common stock on the date of grant. The restricted shares are amortized on a straight-line basis over the period the Company expects the performance target to be met. The performance condition must be met for the awards to vest and total compensation cost will be recognized only if the performance condition is satisfied. The probability that the performance conditions will be achieved and that the awards will vest is reevaluated each reporting period with changes in actual or estimated outcomes accounted for using a cumulative effect adjustment.
     The Company recorded compensation expense, net of estimated forfeitures, within continuing operations of $12.1 million and $7.0 million for the three months ended June 30, 2008 and 2007, respectively, and $21.9 million and $12.4 million for the six months ended June 30, 2008 and 2007, respectively, related to employee stock option and restricted stock grants. The tax benefit related to the total compensation cost for stock-based compensation arrangements totaled $4.6 million and $2.7 million for the three months ended June 30, 2008 and 2007, respectively, and $8.4 million and $4.8 million for the six months ended June 30, 2008 and 2007, respectively.
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

	2008	2007
Weighted average assumptions in option valuation:
Risk-free interest rates	3.03%	4.68%
Dividend yield	0.00%	0.00%
Stock volatility factor	33.61%	32.20%
Expected life of options (in years)	6.00	6.00
Weighted average fair value of options granted	$15.73	$28.57
     The following table summarizes the changes in the Company’s outstanding stock options for the six months ended June 30, 2008:

			Weighted Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term (Years)	Value
December 31, 2007	470,715	$44.99	7.1	$1,988,641
Granted	128,887	41.09
Exercised	(518)	39.62
Canceled	(3,388)	42.05

June 30, 2008	595,696	$44.17	7.1	$—

Options exercisable at June 30, 2008	404,236	$42.62	6.2	$30,165
     As of June 30, 2008, there was $2.4 million of total unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 2.31 years.

     Cash received from option exercises for the six months ended June 30, 2008 and 2007, was $0.02 million and $2.3 million, respectively. The tax benefit realized for the tax deduction from option exercises totaled $0 and $0.9 million for the six months ended June 30, 2008 and 2007, respectively.
     The following table summarizes the changes in the Company’s non-vested restricted stock for the six months ended June 30, 2008:

		Weighted
	Non-Vested	Average
	Restricted	Grant Date
	Stock	Fair Value
December 31, 2007	1,827,969	$51.93
Granted	1,982,625	41.22
Vested	(536,041)	37.73
Canceled	(23,013)	49.91

June 30, 2008	3,251,540	$47.76
     As of June 30, 2008, there was $101.9 million of total unrecognized compensation cost related to restricted stock expected to be recognized over a weighted average period of 2.82 years.
     The vesting of stock options and restricted stock generally results in windfall tax benefits or shortfalls. A windfall tax benefit is defined as any corporate income tax benefit realized upon exercise or vesting of an award that exceeds amounts previously recognized in earnings. SFAS 123 (R) states that realized windfall tax benefits are credited to additional-paid-in-capital within the consolidated statement of financial condition. Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. As of June 30, 2008 we had a cumulative windfall tax benefit recorded within additional paid-in capital of $2.9 million.
Note 17 Geographic Areas
     The following table presents net revenues and long-lived assets by geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Net revenues:
United States	$82,374	$108,775	$165,608	$221,559
Europe	9,173	6,177	14,972	24,821
Asia	3,358	7,624	10,056	13,146

Consolidated	$94,905	$122,576	$190,636	$259,526

	June 30,	December 31,
(Dollars in thousands)	2008	2007
Long-lived assets:
United States	$339,678	$347,885
Europe	2,511	2,909
Asia	20,705	20,080

Consolidated	$362,894	$370,874

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

     At June 30, 2008, net capital calculated under the SEC rule was $246.2 million, and exceeded the minimum net capital required under the SEC rule by $244.3 million.
     Although Piper Jaffray operates with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our revenue producing activities.
     Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the U.K. Financial Services Authority (“FSA”). As of June 30, 2008, Piper Jaffray Ltd. was in compliance with the capital requirements of the FSA.
     Piper Jaffray Asia Holdings Limited operates four entities licensed by the Hong Kong Securities and Futures Commission, which are subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rules promulgated under the Securities and Futures Ordinance. As of June 30, 2008, Piper Jaffray Asia regulated entities were in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Ordinance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following information should be read in conjunction with the accompanying consolidated financial statements and related notes and exhibits included elsewhere in this report. Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward looking statements include, among other things, statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under “Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2007 and in our subsequent reports filed with the SEC. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under “External Factors Impacting Our Business” as well as the factors identified under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, as updated in our subsequent reports filed with the SEC. These reports are available at our web site at www.piperjaffray.com and at the SEC web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.
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
     In 2007, we completed two acquisitions that expanded our asset management and capital markets businesses. On September 14, 2007, we acquired Fiduciary Asset Management, LLC (“FAMCO”), a St. Louis-based asset management firm. On October 2, 2007, we acquired Goldbond Capital Holdings Limited (“Goldbond”), a Hong Kong-based investment bank. The acquisitions resulted in incremental revenues and expenses in the first two quarters of 2008, when compared with the comparable periods in 2007.
     While we plan to continue our focus on revenue growth through expansion of our capital markets and asset management businesses, we remain realistic about the challenging market environment and are carefully evaluating opportunities as they arise. Within our capital markets business, our efforts will be focused on growing our sector expertise, product depth and geographic reach. We expect that future growth from both our businesses will come from a combination of organic growth and acquisitions. In addition, we have begun to use our own capital to a greater extent by engaging in principal activities that leverage our expertise and we intend to increase the amount of capital we have committed to principal activities as opportunities arise. These activities include, among other things, proprietary positions in equity and debt securities of public and private companies, arbitrage trading strategies, proprietary derivative trading and private equity funds. We may also add capital to facilitate these growth initiatives. All of these growth initiatives will require investments in personnel and other expenses, which may have a short-term negative impact on our profitability as it may take time to develop meaningful revenues from them.
RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
     Net revenues from continuing operations for the three months ended June 30, 2008 were $94.9 million, a decline of 22.6 percent compared with the prior-year period. For the three months ended June 30, 2008, we recorded a net loss from continuing operations of $5.1 million, or $0.32 per share, compared to net income of $10.4 million, or $0.58 per diluted share, for the corresponding period in 2007. For the three months ended June 30, 2008, our net loss, including continuing and discontinued operations, was $3.6 million, or $0.23 per share, compared to net income of $9.3 million, or $0.52 per diluted share, for the prior-year period.
     For the six months ended June 30, 2008, net revenues from continuing operations were $190.6 million, a decline of 26.5 percent compared with the prior-year period. For the six months ended June 30, 2008, net loss from continuing operations totaled $8.5 million, or $0.53 per share, compared to net income of $25.1 million, or $1.40 per diluted share, for the first half of 2007. Net loss, including continuing and discontinued

operations, for the six months ended June 30, 2008, was $7.1 million, or $0.44 per share, compared to net income of $22.7 million, or $1.27 per diluted share, for the prior-year period.
     Challenging market conditions, particularly within the equity capital markets, continued to negatively impact performance in the second quarter of 2008. In the first half of 2008, just 39 IPOs were completed industry-wide, and only seven of those IPOs were small cap growth companies. Our sales and trading businesses recorded increased revenues in the second quarter of 2008 partially mitigating the significantly reduced investment banking revenues.
EXTERNAL FACTORS IMPACTING OUR BUSINESS
     Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Overall market conditions are a product of many factors, which are beyond our control and mostly unpredictable. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the demand for investment banking services as reflected by the number and size of equity and debt financings and merger and acquisition transactions, the volatility of the equity and fixed income markets, the level and shape of various yield curves, the volume and value of trading in securities, and the demand for asset management services as reflected by the amount of assets under management.
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
OUTLOOK FOR THE REMAINDER OF 2008
     Market conditions in the first half of 2008 were very difficult as we experienced significantly reduced equity financing opportunities and a difficult market for our high yield and structured products business. Further, the municipal credit markets were under particular stress in the first quarter of 2008, however, we believe the turmoil in the municipal credit markets has largely abated. Weak economic indicators, recession fears and continued turmoil in the credit markets have caused significant market uncertainty and increased volatility. We anticipate these challenging market conditions to persist through the remainder of 2008. Specifically, we anticipate that equity financing activity will remain depressed through the remainder of 2008, and we do not see improvement in the high yield market in the near term. Continued challenging market conditions will likely have an adverse impact on our overall results of operations.

Results of Operations
FINANCIAL SUMMARY
     The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of Net
	For the Three Months Ended			Revenues
	June 30,			For the Three Months Ended
			2008	June 30,
(Dollars in thousands)	2008	2007	v2007	2008	2007
Revenues:

Investment banking	$32,184	$74,872	(57.0)%	33.9%	61.0%
Institutional brokerage	51,196	38,597	32.6	54.0	31.5
Interest	13,114	13,816	(5.1)	13.8	11.3
Asset management	4,697	72	N/M	4.9	0.1
Other loss	(460)	(364)	26.4	(0.5)	(0.3)

Total revenues	100,731	126,993	(20.7)	106.1	103.6

Interest expense	5,826	4,417	31.9	6.1	3.6

Net revenues	94,905	122,576	(22.6)	100.0	100.0

Non-interest expenses:

Compensation and benefits	65,885	71,707	(8.1)	69.4	58.5
Occupancy and equipment	8,133	8,849	(8.1)	8.6	7.2
Communications	5,869	5,997	(2.1)	6.2	4.9
Floor brokerage and clearance	3,899	4,176	(6.6)	4.1	3.4
Marketing and business development	7,381	6,380	15.7	7.8	5.2
Outside services	11,431	9,122	25.3	12.0	7.4
Other operating expenses	6,603	1,194	N/M	7.0	1.0

Total non-interest expenses	109,201	107,425	1.7%	115.1	87.6

Income/(loss) from continuing operations before income tax expense/(benefit)	(14,296)	15,151	N/M	(15.1)	12.4

Income tax expense/(benefit)	(9,223)	4,774	N/M	N/M	3.9

Net income/(loss) from continuing operations	(5,073)	10,377	N/M	(5.3)	8.5

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	1,439	(1,051)	N/M	1.5	(0.9)

Net income/(loss)	$(3,634)	$9,326	N/M	(3.8)%	7.6%

N/M — Not meaningful
     For the three months ended June 30, 2008, we recorded a net loss, including continuing and discontinued operations, of $3.6 million. Net revenues from continuing operations for the second quarter of 2008, were $94.9 million, a decrease of 22.6 percent from the year-ago period. For the three months ended June 30, 2008, investment banking revenues decreased 57.0 percent to $32.2 million, compared with revenues of $74.9 million in the prior-year period. The decline in investment banking revenues was primarily driven by significantly lower equity financing activity. For the three months ended June 30, 2008, institutional brokerage revenues increased 32.6 percent to $51.2 million, compared with $38.6 million in the corresponding period in the prior year, due to higher U.S. equity and higher municipal revenues, offset in part by lower high-yield and structured product revenue. In the second quarter of 2008, net interest income decreased 22.5 percent over the year-ago period to $7.3 million due to increased borrowing levels in 2008. For the three months ended June 30, 2008, asset management fees were $4.7 million. In the second quarter of 2008, other income decreased slightly to a loss of $0.5 million, compared with a loss of $0.4 million in the prior-year period. Non-interest expenses increased to $109.2 million for the three months ended June 30, 2008, from $107.4 million in the corresponding period in the prior year, primarily as a result of increased litigation-related expenses, higher travel and legal fee expenses associated with deals that were not completed and additional expenses from our acquisitions of FAMCO and Goldbond completed in late 2007. This increase was offset in part by a decline in compensation expense.
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
     For the three months ended June 30, 2008, compensation and benefits expenses decreased 8.1 percent to $65.9 million, from $71.7 million in the corresponding period in 2007, due to decreased variable compensation costs resulting from lower revenues. This decline was offset in part by additional expense from the acquisitions of FAMCO and Goldbond in September and October of 2007, respectively, and $2.8 million of severance costs recorded in the second quarter of 2008. Compensation and benefits expenses as a percentage of net revenues increased to 69.4 percent for the second quarter of 2008, compared with 58.5 percent for the second quarter of 2007. The increased compensation and benefits ratio was attributable to the severance charge and higher fixed compensation costs over a lower revenue base. We expect that upward pressure on our compensation to revenue ratio will continue through 2008.
     Occupancy and Equipment - In the second quarter of 2008, occupancy and equipment expenses were $8.1 million, compared with $8.8 million for the corresponding period in 2007. The decrease was attributable to $0.9 million of occupancy expenses incurred in the second quarter of 2007 to relocate office space in New York City, offset in part by additional occupancy expenses from our acquisitions of FAMCO and Goldbond in late 2007.
     Communications - Communication expenses include costs for telecommunication and data communication, primarily consisting of expense for obtaining third-party market data information. For the three months ended June 30, 2008, communication expenses were $5.9 million, compared with $6.0 million for the prior-year period.
     Floor Brokerage and Clearance - For the three months ended June 30, 2008, floor brokerage and clearance expenses were $3.9 million, compared with $4.2 million for the three months ended June 30, 2007. In the second quarter of 2008, we incurred lower expenses associated with accessing electronic communication networks.
     Marketing and Business Development - Marketing and business development expenses include travel and entertainment and promotional and advertising costs. In the second quarter of 2008, marketing and business development expenses were $7.4 million, compared with $6.4 million in the prior year period, an increase of 15.7 percent. In the second quarter of 2008, we experienced a greater number of deals that were not completed because of the challenging market conditions than is typical, which resulted in the write-off of certain travel expenses associated with those deals.
     Outside Services - Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees and other professional fees. Outside services expenses increased 25.3 percent to $11.4 million in the second quarter of 2008, compared with $9.1 million for the prior-year period. This increase was due to the write-off of certain legal fees associated with deals that were not completed due to the challenging market conditions and fees incurred to secure the revolving credit facility that we entered into in the first quarter of 2008, offset in part by a decline in consultancy costs. In the second quarter of 2007, we incurred consultant costs associated with the implementation of our back-office system.
     Other Operating Expenses - Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program, amortization of intangible assets and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. In the second quarter of 2008, other operating expenses increased to $6.6 million, compared with $1.2 million in the second quarter of 2007. This increase was primarily due to a $2.9 million in litigation-related expenses from a trading-related matter that was partially resolved during the second quarter of 2008. Part of this litigation in which we are a plaintiff, remains pending, and any benefit we may realize will occur in a future period. In addition, in the second quarter of 2008, we incurred increased intangible asset amortization expense as a result of the FAMCO acquisition.

     Income Taxes - For the three months ended June 30, 2008, our provision for income taxes from continuing operations was a benefit of $9.2 million, equating to an effective tax rate of 64.5 percent. For the three months ended June 30, 2007, income taxes from continuing operations were $4.8 million, equating to an effective tax rate of 31.5 percent. The 64.5 percent effective tax rate for the second quarter of 2008 was driven by the large amount of tax-exempt municipal interest income and operating losses.
NET REVENUES FROM CONTINUING OPERATIONS (DETAIL)

	For the Three Months Ended
	June 30,		2008
(Dollars in thousands)	2008	2007	v2007
Net revenues:
Investment banking
Financing
Equities	$8,705	$40,075	(78.3)%
Debt	15,297	25,194	(39.3)
Advisory services	11,256	11,706	(3.8)

Total investment banking	35,258	76,975	(54.2)

Institutional sales and trading
Equities	35,345	28,735	23.0
Fixed income	20,804	17,116	21.5

Total institutional sales and trading	56,149	45,851	22.5

Asset management	4,697	72	N/M

Other loss	(1,199)	(322)	272.4

Total net revenues	$94,905	$122,576	(22.6)%

N/M — Not meaningful
     Investment banking revenues comprise all the revenues generated through financing and advisory services activities including derivative activities that relate to debt financing. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.
     For the three months ended June 30, 2008, investment banking revenues decreased 54.2 percent to $35.3 million, compared with $77.0 million in the corresponding period in the prior year due to challenging market conditions, especially within the equity capital markets. Equity financing revenues decreased 78.3 percent to $8.7 million in the second quarter of 2008 due to significantly lower equity financing activity. The equity capital markets were essentially on hold, particularly within our primary industry sectors. During the second quarter of 2008, we completed nine equity financings during the second quarter of 2008, raising $1.5 billion in capital for our clients. We acted as book runner on two of the nine equity financings. In the second quarter of 2007, we completed 37 equity financings raising $4.5 billion in capital for our clients, and acted as book runner on seven of these financings. Fixed income financing revenues in the second quarter of 2008 decreased 39.3 percent from the prior-year period to $15.3 million, primarily due to a lower average spread on completed public finance transactions resulting from a change in business mix. A portion of the fixed income financings completed in the second quarter of 2008 related to transactions to restructure existing debt, which generally have a lower spread. During the second quarter of 2008, we underwrote 97 tax-exempt issues with a par value of $2.5 billion, compared with 138 tax-exempt issues with a par value of $2.2 billion in the prior-year period. Advisory services revenues were $11.3 million in the second quarter of 2008, essentially flat compared with the corresponding period in the prior year.
     Institutional sales and trading revenues comprise all the revenues generated through trading activities, which consist primarily of facilitating customer trades. To assess the profitability of institutional sales and trading activities, we aggregate institutional brokerage revenues with the net interest income or expense associated with financing, economically hedging and holding long or short inventory positions. Our results in this area may vary from quarter to quarter as a result of changes in trading margins, trading gains and losses, net interest spreads, trading volumes and the timing of transactions based on market opportunities.
     For the three months ended June 30, 2008, institutional sales and trading revenues increased 22.5 percent to $56.1 million, compared with $45.9 million for the three months ended June 30, 2007. Equity institutional sales and trading revenues increased 23.0 percent to $35.3 million in the second quarter of 2008, compared with $28.7 million in the prior-year period. This increase is due to higher revenues from U.S.

equities as a result of higher volumes and proprietary trading strategies, lower trading loss ratios, and incremental revenues from Hong Kong equities, offset slightly by lower revenues from European equities. In the second quarter of 2008, fixed income institutional sales and trading revenues increased 21.5 percent to $20.8 million, compared with the second quarter of 2007, due to increased municipal revenues, offset in part by lower high yield and structured products revenues. During the second quarter of 2008, we were able to capture short-term trading opportunities presented by dislocation in the municipal markets. Market conditions for high yield corporate bonds and structured products continued to be difficult in the second quarter of 2008.
     For the second quarter of 2008, asset management fees were $4.7 million due primarily to the business of FAMCO, which we acquired in September 2007. Asset management fees also include management fees from our private equity funds.
     Other loss includes gains and losses from our investments in private equity and venture capital funds as well as other firm investments. Other loss also includes interest expense not allocated to specific product areas. In the second quarter of 2008, we recorded a loss of $1.2 million, compared with a loss of $0.3 million in second quarter of 2007. The increased loss in the second quarter of 2008 was a result of higher interest expense resulting from increased financing requirements in the second quarter of 2008, as a result of cash disbursements made in late 2007 for stock repurchases and the acquisitions of FAMCO and Goldbond.
DISCONTINUED OPERATIONS
     Discontinued operations include the resolution of certain legal matters and revisions to restructuring estimates related to our Private Client Services (“PCS”) business, which we sold to UBS on August 11, 2006.
     In the second quarter of 2008, discontinued operations recorded net income of $1.4 million, which primarily related to a PCS litigation settlement. A net loss of $1.1 million was recorded in the second quarter of 2007 which included costs related to decommissioning a retail-oriented back-office system, PCS litigation-related expenses and restructuring charges.

FINANCIAL SUMMARY FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007
     The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of Net
	For the Six Months Ended			Revenues
	June 30,			For the Six Months Ended
			2008	June 30,
(Dollars in thousands)	2008	2007	v2007	2008	2007
Revenues:

Investment banking	$87,449	$158,605	(44.9)%	45.9%	61.1%
Institutional brokerage	81,008	80,291	0.9	42.6	31.0
Interest	28,273	31,226	(9.5)	14.8	12.0
Asset management	8,670	199	N/M	4.5	0.1
Other income/(loss)	(2,060)	324	N/M	(1.1)	0.1

Total revenues	203,340	270,645	(24.9)	106.7	104.3

Interest expense	12,704	11,119	14.3	6.7	4.3

Net revenues	190,636	259,526	(26.5)	100.0	100.0

Non-interest expenses:

Compensation and benefits	131,136	151,823	(13.6)	68.8	58.5
Occupancy and equipment	16,243	16,571	(2.0)	8.4	6.4
Communications	12,608	12,256	2.9	6.6	4.7
Floor brokerage and clearance	6,553	7,691	(14.8)	3.4	3.0
Marketing and business development	13,477	12,061	11.7	7.1	4.7
Outside services	20,248	16,439	23.2	10.6	6.3
Other operating expenses	9,077	4,950	83.4	4.8	1.9

Total non-interest expenses	209,342	221,791	(5.6)%	109.8	85.5

Income/(loss) from continuing operations before income tax expense/(benefit)	(18,706)	37,735	N/M	(9.8)	14.5

Income tax expense/(benefit)	(10,196)	12,636	N/M	N/M	4.9

Net income/(loss) from continuing operations	(8,510)	25,099	N/M	(4.5)	9.7

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	1,439	(2,355)	N/M	0.8	(0.9)

Net income/(loss)	$(7,071)	$22,744	N/M	(3.7)%	8.8%

N/M — Not meaningful
     Except as discussed below, the description of non-interest expenses from continuing operations, net revenues from continuing operations and discontinued operations as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion, and the statements in the foregoing discussion also apply.
     For the six months ended June 30, 2008, net loss, which includes both continuing and discontinued operations, totaled $7.1 million. Net revenues from continuing operations were $190.6 million for the six months ended June 30, 2008, a decrease of 26.5 percent from the year-ago period. For the six months ended June 30, 2008, investment banking revenues decreased 44.9 percent to $87.4 million, compared with revenues of $158.6 million in the prior-year period due primarily to a decline in equity financing revenues. Institutional brokerage revenues were essentially flat at $81.0 million, compared with the prior-year period. Net interest income for the first six months of 2008 decreased to $15.6 million, down from $20.1 million for the first six months of 2007, due to increased financing requirements in the first half of 2008 as a result of cash disbursements in late 2007 for stock buybacks and the purchases of FAMCO and Goldbond. For the six months ended June 30,

2008, asset management fees were $8.7 million, primarily as a result of the FAMCO acquisition completed in September 2007. Other income for the six months ended June 30, 2008, was a loss of $2.1 million, compared with income of $0.3 million for the corresponding period in the prior year, as a result of losses recorded on our principal investments. Non-interest expenses decreased to $209.3 million for the six months ended June 30, 2008, from $221.8 million in the corresponding period in the prior year, primarily as a result of decreased compensation and benefits expenses due to lower revenues, offset in part by higher litigation-related expenses, and increased deal write-off expenses related to busted deals.
NET REVENUES FROM CONTINUING OPERATIONS (DETAIL)

	For the Six Months Ended
	June 30,		2008
(Dollars in thousands)	2008	2007	v2007
Net revenues:
Investment banking
Financing
Equities	$25,223	$80,785	(68.8)%
Debt	34,667	45,163	(23.2)
Advisory services	36,581	36,582	(0.0)

Total investment banking	96,471	162,530	(40.6)

Institutional sales and trading
Equities	66,525	59,857	11.1
Fixed income	23,143	36,285	(36.2)

Total institutional sales and trading	89,668	96,142	(6.7)

Asset management	8,670	199	N/M

Other income/(loss)	(4,173)	655	N/M

Total net revenues	$190,636	$259,526	(26.5)%

N/M — Not meaningful
     For the six months ended June 30, 2008, investment banking revenues decreased 40.6 percent to $96.5 million, compared with $162.5 million in the prior-year period. Equity financing revenues were $25.2 million, a decrease of 68.8 percent, which was due to a significant decline in equity underwriting activity. In the first half of 2008, only 39 initial public offerings were completed industry-wide, the lowest number since the first half of 2003. Of the 39 initial public offerings, only seven were completed in the small cap growth markets. During the six months ended June 30, 2008, we completed 24 equity financings, raising $3.7 billion in capital excluding the $19.7 billion of capital raised from the VISA initial public offering, on which we were a co-lead manager, compared with 63 equity offerings, raising $8.1 billion in capital, during the six months ended June 30, 2007. For the six months ended June 30, 2008, debt financing revenues declined 23.2 percent to $34.7 million, due primarily to a lower spread on completed public finance transactions. We were the underwriter of 172 public finance issues with a par value of $4.2 billion in the first six months of 2008, compared with 232 public finance issues with a par value of $3.8 billion in the prior-year period. Advisory services revenues were flat at $36.6 million for the nine months ended June 30, 2008.
     For the six months ended June 30, 2008, institutional sales and trading revenues declined 6.7 percent to $89.7 million, compared with the prior-year period. Equity institutional sales and trading revenue increased 11.1 percent to $66.5 million in the first half of 2008, compared with $59.9 million in the first half of 2007. Revenues from U.S. equities increased and incremental revenues from Hong Kong equities were offset in part by lower European equities revenues. Fixed income institutional sales and trading revenues decreased 36.2 percent to $23.1 million for the six months ended June 30, 2008, compared with the corresponding period in 2007 due to a net loss in high yield and structured products driven by lower commissions and trading losses. Market conditions for high yield corporate bonds and structured products were difficult in the first half of 2008. We have liquidated certain of our inventories in high yield and structured products to reduce our exposure in this business.
     For the six months ended June 30, 2008, other income/(loss) recorded a loss of $4.2 million, compared with income of $0.7 million in the corresponding period in 2007. The loss in the first half of 2008 was a result of losses recorded on our principal investments and higher interest expense resulting from increased financing requirements.

DISCONTINUED OPERATIONS
     For the six months ended June 30, 2008, discontinued operations recorded net income of $1.4 million. The underlying reasons for income recorded to discontinued operations for the six months ended June 30, 2008 are the same as those described in the discussion for the three months ended June 30, 2008.
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
     For a full description of our significant accounting policies, see Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. We believe that of our significant accounting policies, the following are our critical accounting policies.
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
     When available, we use observable market prices, observable market parameters, or broker or dealer prices (bid and ask prices) to derive the fair value of financial instruments. In the case of financial instruments transacted on recognized exchanges, the observable market prices represent quotations for completed transactions from the exchange on which the financial instrument is principally traded.
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

     For investments in illiquid or privately held securities that do not have readily determinable fair values, the determination of fair value requires us to estimate the value of the securities using the best information available. Among the factors considered by us in determining the fair value of such financial instruments are the cost, terms and liquidity of the investment, the financial condition and operating results of the issuer, the quoted market price of publicly traded securities with similar quality and yield, and other factors generally pertinent to the valuation of investments. In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of a similar security without restriction but may be reduced by an amount estimated to reflect such restrictions. In addition, even where the value of a security is derived from an independent source, certain assumptions may be required to determine the security’s fair value. For instance, we assume that the size of positions in securities that we hold would not be large enough to affect the quoted price of the securities if we sell them, and that any such sale would happen in an orderly manner. The actual value realized upon disposition could be different from the currently estimated fair value.
     Fair values for derivative contracts represent amounts estimated to be received from or paid to a third party in settlement of these instruments. These derivatives are valued using quoted market prices when available or pricing models based on the net present value of estimated future cash flows. Management deems the net present value of estimated future cash flows model to provide the best estimate of fair value as most of our derivative products are interest rate products. The valuation models used require inputs including contractual terms, market prices, yield curves, credit curves and measures of volatility. The valuation models are monitored over the life of the derivative product. If there are any changes in the underlying inputs, the model is updated for those new inputs.
     We have categorized our financial instruments measured at fair value into a three-level classification in accordance with SFAS 157. Fair value measurements of financial instruments that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level I, and fair value measurements of financial instruments that have no direct observable levels are generally categorized as Level III. The lowest level input that is significant to the fair value measurement of a financial instrument is used to categorize the instrument and reflects the judgment of management. Financial assets and liabilities presented as fair value in our consolidated statements of financial condition generally are categorized as follows:
Level I — Quoted prices (unadjusted) are available in active markets for identical assets or liabilities as of the report date. A quoted price for an identical asset or liability in an active market provides the most reliable fair value measurement because it is directly observable to the market. The type of financial instruments included in Level 1 are highly liquid instruments with quoted prices such as certain U.S. treasury bonds and U.S. government agency securities, certain firm investments and equities listed in active markets.
Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the report date. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Instruments which are generally included in this category are certain U.S. treasury bonds and U.S. government agency securities, corporate bonds, certain municipal bonds, certain asset-backed securities and derivatives.
Level III — Instruments that have little to no pricing observability as of the report date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments included in this category generally include auction rate municipal securities, certain firm investments, certain asset-backed securities, residual interests in securitizations and certain convertible securities.
     At June 30, 2008, Level III assets were $189.2 million. During the second quarter of 2008, we recorded net sales of $159.5 million of Level III assets. This reduction was primarily a result of auction-rate securities being restructured into something more market-acceptable increasing the salability of these securities. Our valuation adjustments (realized and unrealized) decreased Level III assets by $4.4 million. Additionally, there was $29.9 million of net transfers into the Level III category in the second quarter 2008 related to certain asset-backed securities.
     At June 30, 2008, Level III assets included the following: $85.0 million of auction rate municipal securities, $47.4 million of private equity and principal investments, $42.8 million of asset-backed securities, $11.5 million of residual interests in securitizations related to our tender option bond program and $2.4 million of convertible securities.
     At the end of the second quarter of 2008, Level III liabilities were $6.2 million. During the second quarter of 2008, there was $2.0 million of net transfers into the Level III category.

     At June 30, 2008, Level III liabilities included $1.9 million of asset-backed short securities and $4.3 million of private equity and principal investments.
GOODWILL AND INTANGIBLE ASSETS
     We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value as required by Statement of Financial Accounting Standards No. 141, “Business Combinations.” Determining the fair value of assets and liabilities acquired requires certain management estimates. In 2007, we recorded $34.1 million of goodwill and $18.0 million of identifiable intangible assets related to the acquisition of FAMCO and recorded $19.2 million of goodwill related to the acquisition of Goldbond. At June 30, 2008, we had goodwill of $284.8 million. Of this goodwill balance, $220.0 million is a result of the 1998 acquisition of our predecessor, Piper Jaffray Companies Inc., and its subsidiaries by U.S. Bancorp.
     Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we are required to perform impairment tests of our goodwill and indefinite-lived intangible assets annually and more frequently in certain circumstances. We have elected to test for goodwill impairment in the fourth quarter of each calendar year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process estimates the fair value of our two operating segments based on the following factors: a discounted cash flow model using revenue and profit forecasts, our market capitalization, public market comparables and multiples of recent mergers and acquisitions of similar businesses. Valuation multiples may be based on revenues, price-to-earnings and tangible capital ratios of comparable public companies and business segments. These multiples may be adjusted to consider competitive differences including size, operating leverage and other factors. The estimated fair values of our operating segments are compared with their carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value. We completed our last goodwill impairment test as of November 30, 2007, and no impairment was identified.
     As noted above, the initial recognition of goodwill and other intangible assets and the subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired assets or businesses will perform in the future using valuation methods including discounted cash flow analysis. Events and factors that may significantly affect the estimates include, among others, competitive forces and changes in revenue growth trends, cost structures, technology, discount rates and market conditions. In addition, estimated cash flows may extend beyond ten years and, by their nature, are difficult to determine over an extended time period. To assess the reasonableness of cash flow estimates and validate assumptions used in our estimates, we review historical performance of the underlying assets or similar assets. In assessing the fair value of our operating segments, the volatile nature of the securities markets and our industry requires us to consider the business and market cycle and assess the stage of the cycle in estimating the timing and extent of future cash flows. If during any future period it is determined that impairment exists, the results of operations in that period could be materially adversely affected.
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
     Compensation paid to employees in the form of stock options or service-based restricted stock is generally amortized on a straight-line basis over the required service period of the award and is included in our results of operations as compensation expense, net of estimated forfeitures. The majority of our stock option and service-based restricted stock grants provide for continued vesting after termination, provided that the employee does not violate certain post-termination restrictions as set forth in the award agreements or any agreements entered into upon termination. We consider the required service period to be the greater of the vesting period or the post-termination restricted period. We believe that our non-competition restrictions meet the SFAS 123(R) definition of a substantive service requirement.
     Performance-based restricted shares are amortized on a straight-line basis over the period we expect the performance target to be met and are included in our results of operations as compensation expense, net of estimated forfeitures. The shares vest and total compensation costs will be recognized only if the performance condition is satisfied. The probability that the performance conditions will be achieved and that the awards will vest is reevaluated each reporting period with changes in actual or estimated outcomes accounted for using a cumulative effect adjustment.
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
     The vesting of stock options and restricted stock generally results in windfall tax benefits or shortfalls. A windfall tax benefit is defined as any corporate income tax benefit realized upon exercise or vesting of an award that exceeds amounts previously recognized in earnings. SFAS 123 (R) states that realized windfall tax benefits are credited to additional-paid-in-capital within the consolidated statement of financial condition. Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. As of June 30, 2008 we had a cumulative windfall tax benefit recorded within additional paid-in capital of $2.9 million.
CONTINGENCIES
     We are involved in various pending and potential legal proceedings related to our business, including litigation, arbitration and regulatory proceedings. Some of these matters involve claims for substantial amounts, including claims for punitive and other special damages. We have, after consultation with outside legal counsel and consideration of facts currently known by management, recorded estimated losses in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” to the extent that claims are probable of loss and the amount of the loss can be reasonably estimated. Our reserves totaled $7.0 million and $8.4 million at June 30, 2008 and December 31, 2007, respectively. The determination of these reserve amounts requires significant judgment on the part of management. In making these determinations, we consider many factors, including, but not limited to, the loss and damages sought by the plaintiff or claimant, the basis and validity of the claim, the likelihood of a successful defense against the claim, and the potential for, and magnitude of, damages or settlements from such pending and potential litigation and arbitration proceedings, and fines and penalties or orders from regulatory agencies.
     Under the terms of our separation and distribution agreement with U.S. Bancorp and ancillary agreements entered into in connection with the spin-off in December 2003, we generally are responsible for all liabilities relating to our business, including those liabilities relating to our business while it was operated as a segment of U.S. Bancorp under the supervision of its management and board of directors and while our employees were employees of U.S. Bancorp servicing our business. Similarly, U.S. Bancorp generally is responsible for all liabilities relating to the businesses U.S. Bancorp retained. However, in addition to our established reserves, U.S. Bancorp agreed to indemnify us in an amount up to $17.5 million for losses that result from certain matters, primarily third-party claims relating to research analyst independence. U.S. Bancorp has the right to terminate this indemnification obligation in the event of a change in control of our company. As of June 30, 2008, approximately $12.8 million of the indemnification remained available.
     As part of the asset purchase agreement for the sale of our PCS branch network to UBS that closed in August 2006, UBS agreed to assume certain liabilities of the PCS business, including certain liabilities and obligations arising from litigation, arbitration, customer complaints and other claims related to the PCS business. In certain cases, we have agreed to indemnify UBS for litigation matters after UBS has incurred costs of $6.0 million related to these matters, and as of the first quarter of 2008, we have exceeded this $6.0 million threshold. In addition, we have retained liabilities arising from regulatory matters and certain PCS litigation arising prior to the sale. The amount of exposure in excess of the $6.0 million indemnification threshold and for other PCS litigation matters deemed to be probable and reasonably estimable are included in our established reserves.
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
INCOME TAXES
     Provisions for federal and state income taxes are calculated based on reported pre-tax earnings and current tax law. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in evaluating uncertain tax positions. We establish reserves for uncertain income tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”) when, it is not more likely than not that a certain position or component of a position will be ultimately upheld by the relevant taxing authorities. Our tax provision and related accruals include the impact of estimates for uncertain tax positions and changes to the reserves that are considered appropriate. To the extent the probable tax outcome of these matters changes, the change in estimate will impact the income tax provision in the period of change.
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
     The majority of our tangible assets consist of assets readily convertible into cash. Financial instruments and other inventory positions are stated at fair value and are generally readily marketable in most market conditions. Receivables and payables with customers and brokers and dealers usually settle within a few days. As part of our liquidity strategy, we emphasize diversification of funding sources. We utilize a mix of funding sources and, to the extent possible, maximize our lower-cost financing alternatives. Our assets are financed by our cash flows from operations, equity capital, proceeds from securities sold under agreements to repurchase and bank lines of credit. The fluctuations in cash flows from financing activities are directly related to daily operating activities from our various businesses.
     Certain market conditions can impact the liquidity of our inventory positions requiring us to hold larger inventory positions for longer than expected or requiring us to take other actions that may adversely impact our results. During the latter half of 2007, the credit markets experienced a significant contraction in available liquidity stemming from credit problems in subprime residential mortgages and structured credit vehicles. While we do not have direct exposure to residential mortgages or structured products containing residential mortgages, the turmoil in the credit markets during 2007 carried over into 2008 and spread to other areas beyond residential mortgages and structured credit vehicles. Specifically, the municipal credit markets were adversely impacted by rating agency downgrades (and the expectation of potential future downgrades) of certain Monolines which have significant credit exposure to subprime mortgages. Monolines insure a significant part of the overall municipal credit market, including almost all of the short-term variable rate municipal credit market. The credit risk of certain Monolines caused a significant decrease in the demand for auction rate municipal securities, variable rate demand notes and variable rate certificates which support our tender option bond program. In an effort to increase liquidity for these securities we increased inventory positions in these securities in early 2008, which required additional capital and also exposed us to potential financial losses from the reduction in value of these positions. During the second quarter of 2008, we reduced these inventory positions to more normalized levels. For further discussion of our liquidity, market and credit risk related to variable rate certificates issued from unconsolidated trusts as part of our tender option bond program, refer to “Off-Balance Sheet Arrangements” below. For further discussion of our liquidity, market and credit risks related to auction rate municipal securities and variable rate demand notes, refer to “Enterprise Risk Management” below.

     A significant component of our employees’ compensation is paid in an annual discretionary bonus. The timing of these bonus payments, which generally are paid in February, has a significant impact on our cash position and liquidity when paid.
     We currently do not pay cash dividends on our common stock.
     On April 16, 2008 we announced that our board of directors had authorized the repurchase of up to $100 million in shares of our common stock. The principal purpose of the share repurchase program is to provide us with a tool to assist in managing our equity capital relative to the growth of our business and to assist in offsetting the dilutive effect of employee equity-based compensation. The authorization expires June 30, 2010. During the second quarter of 2008, we did not repurchase any shares of outstanding common stock under this authorization. In the third quarter, through July 29, 2008, we have repurchased 444,225 common shares for $15 million under this authorization.
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
     To finance customer and trade-related receivables we utilized an average of $95 million in short-term bank loans in the first half of 2008. This compares to an average of $5 million in short-term bank loans in the first half of 2007. Average net repurchase agreements (excluding repurchase agreements used to facilitate economic hedges) of $173 million and $113 million in the first quarter of 2008 and 2007, respectively, were primarily used to finance inventory. The increase in average net repurchase agreements in the first half of 2008 was a result of higher inventory balances and increased financing requirements as a result of cash disbursements in late 2007 for stock repurchases and the purchases of FAMCO and Goldbond. Growth in our securities inventory is generally financed through repurchase agreements and bank financing. On June 30, 2008, we had $161.5 million outstanding in short-term bank financing.
     On December 31, 2007, U.S. Bank N.A. agreed to provide up to $50 million in temporary subordinated debt upon approval by the Financial Industry Regulatory Authority (“FINRA”).
     On February 19, 2008, we also entered into a $600 million revolving credit facility with U.S. Bank N.A. pursuant to which we are permitted to request advances to fund certain short-term municipal securities (including auction rate securities and variable rate demand notes). Interest is payable monthly, and the unpaid principal amount of all advances will be due August 19, 2008. As of June 30, 2008, we had $13.5 million outstanding on this credit facility.
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
CAPITAL REQUIREMENTS
     As a registered broker dealer and member firm of FINRA, our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rule and the net capital rule of FINRA. We expect that these provisions will not impact our ability to meet current and future obligations. We also are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. At June 30, 2008, our net capital under the SEC’s Uniform Net Capital Rule was $246.2 million, and exceeded the minimum net capital required under the SEC rule by $244.3 million.

     Although we operate with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our revenue producing activities.
     Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the U.K. Financial Services Authority (“FSA”). As of June 30, 2008, Piper Jaffray Ltd. was in compliance with the capital requirements of the FSA.
     We operate four entities licensed by the Hong Kong Securities and Futures Commission, which are subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rules promulgated under the Securities and Futures Ordinance. As of June 30, 2008, Piper Jaffray Asia regulated entities were in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Ordinance.
Off-Balance Sheet Arrangements
     In the ordinary course of business we enter into various types of off-balance sheet arrangements including certain reimbursement guarantees meeting the FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), definition of a guarantee that may require future payments. The following table summarizes our off-balance-sheet arrangements at June 30, 2008 and December 31, 2007 as follows:

						Total
						Contractual Amount
Expiration Per Period at June 30, 2008			2010-	2012-	After	June 30,	December 31,
(Dollars in thousands)	2008	2009	2011	2013	2013	2008	2007
Match-book derivative contracts (1)(2)	$30,040	$40,295	$—	$1,680	$7,251,434	$7,323,449	$6,967,869
Derivative contracts excluding match- book derivatives (2)	15,960	—	25,000	21,810	461,875	524,645	562,706
Tender option bond securitizations	—	—	61,160	10,255	220,955	292,370	276,475
Loan commitments	—	—	—	—	—	—	—
Private equity and other principal investments	—	—	—	—	—	4,216	4,900

(1)	Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts, but we do have counterparty risk up to $15 million with one major financial institution.

(2)	We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional amount overstates the expected payout. At June 30, 2008 and December 31, 2007, the fair value of these derivative contracts approximated $25.2 million and $18.4 million, respectively.
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
SPECIAL PURPOSE ENTITIES
     We enter into arrangements with various special-purpose entities (“SPEs”). SPEs may be corporations, trusts or partnerships that are established for a limited purpose. There are two types of SPEs — qualified SPEs (“QSPEs”) and variable interest entities (“VIEs”). A QSPE generally can be described as an entity whose permitted activities are limited to passively holding financial assets and distributing cash flows to investors based on pre-set terms. Our involvement with QSPEs relates to securitization transactions related to our tender option bond program in which highly rated fixed rate municipal bonds are sold to an SPE that qualifies as a QSPE under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a Replacement of FASB

Statement No. 125,” (“SFAS 140”). In accordance with SFAS 140 and FIN 46(R), we do not consolidate QSPEs. We recognize at fair value the retained interests we hold in the QSPEs. We derecognize financial assets transferred to QSPEs, provided we have surrendered control over the assets. The sale of municipal bonds into a QSPE trust is funded by the sale of variable rate certificates to institutional customers seeking variable rate tax-free investment products. These variable rate certificates reprice weekly. At June 30, 2008, $245.9 million par value of the municipal bonds in securitization were insured against default of principal or interest by Monolines. We have contracted with a major third-party financial institution who acts as the liquidity provider for our tender option bond trusts and we have agreed to reimburse the liquidity provider for any losses associated with providing liquidity to the trusts. This liquidity provider has the ability to terminate its agreement with the trust due to several factors, including a downgrade of the Monolines below investment grade. The absence of a liquidity provider would likely result in the dissolution of the trust and a potential financial loss. The current credit environment has resulted in certain Monolines having their “AAA” credit ratings downgraded causing decreased market demand for variable rate certificates collateralized by municipal bonds insured by these Monolines and other Monolines facing the possibility of a downgrade. The municipalities whose bonds we have securitized all have credit ratings rated “A” or higher as of June 30, 2008 regardless of the Monoline bond insurance. We incurred $3.4 million of losses related to the dissolution of two tender option bond trusts collateralized by bonds issued by triple-B rated municipalities in the first quarter of 2008, as a result of the Monoline issues described above. In addition, we owned 100 percent of the variable rate certificates of two trusts as of March 31, 2008, resulting in consolidation of the trusts onto our consolidated statement of financial condition and the write-off of $1.0 million in residual interests in these trusts. Early in the second quarter of 2008, we added Berkshire Hathaway Assurance Corporation (“BHAC”) credit insurance to these two trusts enhancing the marketability of the variable rate certificates and resulting in the deconsolidation of the trusts and a gain of $0.9 million. In addition, early in the second quarter of 2008, we added BHAC insurance to four additional QSPE trusts to ensure marketability of the variable rate certificates. The following table presents a summary of our off-balance sheet trusts by Monoline insurer at June 30, 2008:

Monoline				Outstanding
Bond	Municipality	Par Value of	Market Value	Variable Rate
Insurer	Credit Rating	Bonds	of Bonds	Certificates
Ambac	Aa1	$22,905	$9,890	$10,145
Assured	A1	8,390	8,519	8,650
BHAC (1)	A3 to A	81,900	74,162	73,251
FGIC	Aa1	20,825	21,203	20,680
FSA	A2 to Aaa	58,065	59,681	59,009
PSF	A2 to Aa3	41,930	38,075	37,400
MBIA	Aa3	11,850	12,094	11,927
No insurance	Aa1 to Aa3	46,505	48,476	47,679

		$292,370	$272,100	$268,741

(1)	Includes six trusts where we added BHAC credit insurance to enhance the marketability of the associated variable rate certificates. Ambac is the original insurer of four trusts with a par value of $53.3 million and FGIC is the original insurer of two trusts with a par value of $28.6 million.
     Certain SPEs do not meet the QSPE criteria because their permitted activities are not limited sufficiently or control remains with one of the owners. These SPEs are referred to as VIEs. Under FIN 46(R), we consolidate a VIE if we are the primary beneficiary of the entity. The primary beneficiary is the party that either (i) absorbs a majority of the VIEs expected losses; (ii) receives a majority of the VIEs expected residual returns; or (iii) both. We are party to three tender option bond securitizations whereby control remained with one of the owners and we are the primary beneficiary of the VIE. Accordingly, we have recorded an asset for the underlying bonds of $47.7 million (par value $47.5 million) and a liability for the certificates sold by the trusts for $46.8 million as of June 30, 2008. See Note 7, “Securitizations,” in the notes to our consolidated financial statements for a complete discussion of our securitization activities.
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

LOAN COMMITMENTS
     We may commit to short-term “bridge-loan” financing for our clients or make commitments to underwrite corporate debt. We had no loan commitments outstanding at June 30, 2008.
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
VALUE-AT-RISK
     Value-at-Risk (“VaR”) is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specified confidence level. We perform a daily VaR analysis on substantially all of our trading positions, including fixed income, equities, convertible bonds, exchange traded options, and all associated economic hedges. These positions encompass both customer-related activities and proprietary investments. We use a VaR model because it provides a common metric for assessing market risk across business lines and products. Changes in VaR between reporting periods are generally due to changes in levels of risk exposure, volatilities and/or correlations among asset classes and individual securities.
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

	At June 30,	At December 31,
(Dollars in thousands)	2008	2007
Interest Rate Risk	$1,465	$2,085
Equity Price Risk	357	448
Diversification Effect (1)	(528)	(736)

Total Value-at-Risk	$1,294	$1,797

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

     We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the three months ended June 30, 2008.

For the Three Months Ended June 30, 2008	High	Low	Average
(Dollars in thousands)
Interest Rate Risk	$3,216	$730	$1,582

Equity Price Risk	1,836	321	633
Diversification Effect (1)			(849)

Total Value-at-Risk	2,909	584	1,366

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.
     Trading losses incurred on a single day exceeded our 95% one-day VaR on three occasions during the second quarter of 2008.
     In the first half of 2008 our aggregate VaR decreased compared to levels reported as of December 31, 2007. The impact to the VaR due to the overall increase in market volatility was more than offset by the decrease in certain proprietary inventories. We do anticipate, however, that our aggregate VaR may increase in future periods as we re-commit more of our own capital to proprietary investments.
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
     We are also exposed to liquidity risk in our day-to-day funding activities. In addition to the benefit of having a strong capital structure, we manage this risk by diversifying our funding sources across products and among individual counterparties within those products. For example, our treasury department can switch between repurchase agreements, and secured and unsecured bank borrowings on any given day depending on the pricing and availability of funding from any one of these sources. Certain parts of our trading securities are financed through a primary funding provider, which, as part of our diversification strategy, we support with alternative sources of financing.
     In addition to managing our capital and funding, the treasury department oversees the management of net interest income risk and the overall use of our capital, funding, and balance sheet.
     As discussed within “Liquidity, Funding and Capital Resources” above, the turmoil in the credit markets surrounding Monolines in the first half of 2008 has disrupted traditional sources of liquidity for variable rate demand notes, auction rate municipal securities and variable rate municipal trust certificates, which support our tender option bond program.
     We currently act as the remarketing agent for approximately $6.5 billion of variable rate demand notes, which all have a financial institution providing a liquidity guarantee. As remarketing agent for our clients’ variable rate demand notes, we are the first source of liquidity for sellers of these instruments. At certain times, demand from buyers of variable rate demand notes is less that the supply generated by sellers of these instruments. In times of supply and demand imbalance we may (but are not obligated to) facilitate liquidity by purchasing variable rate demand notes from sellers for our own account. Our liquidity risk related to variable rate demand notes is ultimately mitigated by our ability to put these securities back to the financial institution providing the liquidity guarantee.
     We currently act as the broker-dealer for approximately $0.8 billion of auction rate municipal securities, all of which are insured by Monolines. Demand by investors for auction rate securities backed by certain Monolines declined significantly in the first quarter of 2008. With regard to these securities, we increased our inventory positions in the first quarter of 2008 in an effort to facilitate liquidity. The market for auction rate securities has ceased to function and as a result we have been working with the underlying municipal issuers to restructure their outstanding auction rate debt into something more market-acceptable. As of July 25, 2008, our inventory position was reduced to $50.2 million in these securities.

     As of June 30, 2008, our tender option bond program had securitized $339.9 million of municipal bonds in 26 trusts. Each municipal bond is sold into a trust that is funded by the sale of variable rate municipal trust certificates to institutional customers seeking variable rate tax-free investment products. We act as the remarketing agent for all of these trusts. See “Off-Balance Sheet Arrangements — Special Purpose Entities” above, for further discussion of our tender option bond program.
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
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding disclosure. During the second quarter of our fiscal year ended December 31, 2008, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The following supplements and amends our discussion set forth under Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
Initial Public Offering Fee Antitrust Litigation
     Plaintiffs again moved for class certification, and the underwriter defendants opposed that motion. Subsequently, the parties entered into a settlement agreement which disposed of all actions.
Enron Litigation
     On April 29, 2008, various defendants filed and/or joined in motions for summary judgment against Enron arguing that they were non-avoidable settlement payments within the meaning of 11 U.S.C. Section §5461(e) and that the earmarking doctrine precludes avoiding the transactions. The motions are pending before the court.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2008.
     In addition, a third-party trustee makes open-market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.

				Total Number of
				Shares Purchased as	Approximate Dollar Value
	Total Number			Part of Publicly	of Shares that May Yet Be
	of Shares		Average Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased		per Share	Programs	or Programs(1)
Month #1 (April 1, 2008 to April 30, 2008)	20,041	(2)	$38.03	0	$100 million
Month #2 (May 1, 2008 to May 31, 2008)	12,058	(2)	$38.45	0	$100 million
Month #3 (June 1, 2008 to June 30, 2008)	0		$0	0	$100 million

Total	32,099		$38.18	0	$100 million

(1)	On April 16, 2008, we announced that our board of directors had authorized the repurchase of up to $100 million of common stock through June 30, 2010.

(2)	Consists of shares of common stock purchased from recipients of restricted stock to pay taxes upon the vesting of the restricted stock.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Company’s 2008 annual meeting of shareholders was held on May 7, 2008. The holders of 16,798,462 shares of common stock, 90 percent of the outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy.

(c)	At the annual meeting, Michael R. Francis, Addison L. Piper and Lisa K. Polsky were elected as directors to serve a one-year term expiring at the annual meeting of shareholders in 2009. The following table shows the vote totals for each of these individuals:

Name	Votes For	Authority Withheld
Michael R. Francis	16,469,899	328,563
Addison L. Piper	16,484,195	314,267
Lisa K. Polsky	16,524,900	273,562
     At the annual meeting, our shareholders also ratified the selection of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2008, and approved the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan. The following table indicates the specific voting results for each of these items:

				Broker
Proposal	Votes For	Votes Against	Abstentions	Non-Votes
Ratification of the selection of Ernst & Young LLP as the independent auditor for the year ended December 31, 2008.	16,695,590	44,640	58,232	0

Approval of the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan	9,264,344	5,250,609	717,627	1,565,882

ITEM 6. EXHIBITS

Exhibit		Method of
Number	Description	Filing

10.1	Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.	Filed herewith

10.2	Form of Restricted Stock Agreement for Management Committee Performance Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.	Filed herewith

10.3	Form of Restricted Stock Agreement for Incremental Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.	Filed herewith

10.4	Employment Agreement by and among Piper Jaffray Asia Holdings Limited, Piper Jaffray Companies and Ko, Po Ming.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 1, 2008.

PIPER JAFFRAY COMPANIES

By /s/ Andrew S. Duff

Its Chairman and CEO

By /s/ Debbra L. Schoneman

Its Chief Financial Officer

Exhibit Index

Exhibit		Method of
Number	Description	Filing

10.1	Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.	Filed herewith

10.2	Form of Restricted Stock Agreement for Management Committee Performance Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.	Filed herewith

10.3	Form of Restricted Stock Agreement for Incremental Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.	Filed herewith

10.4	Employment Agreement by and among Piper Jaffray Asia Holdings Limited, Piper Jaffray Companies and Ko, Po Ming.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith