Form 10-Q
period 2008-09-30
PIPER JAFFRAY COMPANIES
filed 2008-11-10
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

Large accelerated filer: ☑	Accelerated filer: ☐	Non-accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller reporting company: ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of November 3, 2008, the registrant had 18,882,232 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Piper Jaffray Companies
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2008	2007
(Amounts in thousands, except share data)	(Unaudited)
Assets

Cash and cash equivalents	$38,603	$150,348
Receivables:
Customers	120,110	124,329
Brokers, dealers and clearing organizations	123,489	87,668
Deposits with clearing organizations	41,781	30,649
Securities purchased under agreements to resell	24,661	52,931
Securitized municipal tender option bonds	305,081	49,526

Financial instruments and other inventory positions owned	418,434	500,809
Financial instruments and other inventory positions owned and pledged as collateral	60,593	242,214

Total financial instruments and other inventory positions owned	479,027	743,023

Fixed assets (net of accumulated depreciation and amortization of $61,911 and $55,508, respectively)	22,874	27,208
Goodwill	284,804	284,804
Intangible assets (net of accumulated amortization of $7,575 and $5,609, respectively)	15,178	17,144
Other receivables	44,793	38,219
Other assets	141,671	117,307

Total assets	$1,642,072	$1,723,156

Liabilities and Shareholders’ Equity

Short-term bank financing	$13,000	$—
Payables:
Customers	106,331	91,272
Checks and drafts	7,101	7,444
Brokers, dealers and clearing organizations	35,910	23,675
Securities sold under agreements to repurchase	54,101	247,202
Tender option bond trust certificates	315,932	48,519
Financial instruments and other inventory positions sold, but not yet purchased	71,670	176,191
Accrued compensation	68,582	132,908
Other liabilities and accrued expenses	78,265	83,356

Total liabilities	750,892	810,567

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at September 30, 2008 and December 31, 2007;
Shares issued: 19,494,488 at September 30, 2008 and December 31, 2007;
Shares outstanding: 15,675,504 at September 30, 2008 and 15,662,835 at December 31, 2007	195	195
Additional paid-in capital	741,315	737,735
Retained earnings	333,665	367,900
Less common stock held in treasury, at cost: 3,818,984 shares at September 30, 2008 and 3,831,653 shares at December 31, 2007	(184,204)	(194,461)
Other comprehensive income	209	1,220

Total shareholders’ equity	891,180	912,589

Total liabilities and shareholders’ equity	$1,642,072	$1,723,156

See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2008	2007	2008	2007
Revenues:

Investment banking	$48,313	$50,276	$135,762	$208,881
Institutional brokerage	12,834	31,624	93,842	111,451
Interest	10,509	15,003	38,782	46,229
Asset management	4,314	903	12,984	1,102
Other income/(loss)	(113)	735	(2,173)	1,523

Total revenues	75,857	98,541	279,197	369,186

Interest expense	3,148	5,647	15,852	16,766

Net revenues	72,709	92,894	263,345	352,420

Non-interest expenses:

Compensation and benefits	78,001	54,343	203,823	206,166
Occupancy and equipment	8,092	7,201	24,335	23,772
Communications	6,597	6,040	19,205	18,296
Floor brokerage and clearance	3,342	3,564	9,895	11,255
Marketing and business development	6,099	6,064	19,576	18,125
Outside services	9,270	8,134	29,220	24,573
Restructuring-related expenses	4,592	—	10,213	—
Other operating expenses	1,830	1,514	10,898	6,464

Total non-interest expenses	117,823	86,860	327,165	308,651

Income/(loss) from continuing operations before income tax expense/(benefit)	(45,114)	6,034	(63,820)	43,769

Income tax expense/(benefit)	(18,603)	1,222	(28,799)	13,858

Net income/(loss) from continuing operations	(26,511)	4,812	(35,021)	29,911

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	(653)	(456)	786	(2,811)

Net income/(loss)	$(27,164)	$4,356	$(34,235)	$27,100

Earnings per basic common share
Income/(loss) from continuing operations	$(1.68)	$0.30	$(2.20)	$1.79
Income/(loss) from discontinued operations	(0.04)	(0.03)	0.05	(0.17)

Earnings per basic common share	$(1.72)	$0.27	$(2.15)	$1.62

Earnings per diluted common share
Income from continuing operations	N/A	$0.28	N/A	$1.70
Loss from discontinued operations	N/A	(0.03)	N/A	(0.16)

Earnings per diluted common share	N/A	$0.26	N/A	$1.54

Weighted average number of common shares outstanding
Basic	15,772	16,096	15,891	16,743
Diluted	16,628	16,904	16,656	17,610

N/A — Not applicable
See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2008	2007
Operating Activities:

Net income/(loss)	$(34,235)	$27,100
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization of fixed assets	6,957	6,660
Deferred income taxes	262	3,822
Loss/(Gain) on disposal of fixed assets	(94)	304
Stock-based compensation	33,051	19,791
Amortization of intangible assets	1,966	1,316
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	—	5,000
Receivables:
Customers	6,592	(61,516)
Brokers, dealers and clearing organizations	(35,984)	192,541
Deposits with clearing organizations	(11,132)	3,386
Securities purchased under agreements to resell	28,270	5,885
Securitized municipal tender option bonds	(255,555)	1,629
Net financial instruments and other inventory positions owned	159,170	154,328
Other receivables	(6,827)	13,451
Other assets	(24,912)	(25,337)
Increase/(decrease) in operating liabilities:
Payables:
Customers	14,999	(14,200)
Checks and drafts	(343)	(1,446)
Brokers, dealers and clearing organizations	8,588	(147,317)
Securities sold under agreements to repurchase	1,749	71,539
Tender option bond trust certificates	267,413	1,546
Accrued compensation	(59,767)	(74,409)
Other liabilities and accrued expenses	(4,357)	(31,849)

Net cash provided by operating activities	95,811	152,224

Investing Activities:

Business acquisition, net of cash acquired	—	(52,681)
Purchases of fixed assets, net	(2,807)	(8,280)

Net cash used in investing activities	(2,807)	(60,961)

Financing Activities:

Decrease in securities sold under agreements to repurchase	(194,850)	(7,648)
Increase in short-term bank financing	13,000	—
Repurchase of common stock	(23,742)	(87,489)
Excess tax benefits from stock-based compensation	788	2,072
Proceeds from stock option transactions	36	2,383

Net cash used in financing activities	(204,768)	(90,682)

Currency adjustment:
Effect of exchange rate changes on cash	19	274

Net increase/(decrease) in cash and cash equivalents	(111,745)	855

Cash and cash equivalents at beginning of period	150,348	39,903

Cash and cash equivalents at end of period	$38,603	$40,758

Supplemental disclosure of cash flow information -
Cash paid/(received) during the period for:
Interest	$18,191	$17,058
Income taxes	$(4,991)	$4,115

Non-cash financing activities -
Issuance of common stock for retirement plan obligations:
90,140 shares and 8,619 shares for the nine months ended September 30, 2008 and 2007, respectively	$3,704	$598
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
Level 1 — Quoted prices (unadjusted) are available in active markets for identical assets or liabilities as of the report date. A quoted price for an identical asset or liability in an active market provides the most reliable fair value measurement because it is directly observable to the market. The type of financial instruments included in Level 1 are highly liquid instruments with quoted prices such as equities listed in active markets and certain U.S. treasury bonds.
Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the report date. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Instruments which are generally included in this category are certain U.S. treasury bonds and U.S. government agency securities, certain corporate bonds, certain municipal bonds, certain asset-backed securities, certain convertible securities, derivatives, securitized municipal tender option bonds and tender option bond trust certificates.
Level III — Instruments that have little to no pricing observability as of the report date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments included in this category generally include auction rate municipal securities, certain asset-backed securities, certain firm investments, certain U.S. government agency securities, certain municipal bonds, certain convertible securities and certain corporate bonds.
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
     In October 2008, the FASB issued FASB Staff Position No. 157-d, “Determining Fair Value in a Market That is Not Active” (“FSP 157-d”). FSP 157-d amends SFAS 157 to clarify its application in an inactive market. It provides an illustrative example demonstrating that the use of management estimates that incorporate current market participant expectations of future cash flows and appropriate risk premiums is acceptable in determining the fair value of a financial asset in an inactive market. FSP 157-d is effective upon issuance and is not expected to have a material affect on our consolidated financial statements.

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
     In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the results of PCS operations have been classified as discontinued operations for all periods presented. The Company recorded a gain from discontinued operations, net of tax, of $0.8 million for the nine months ended September 30, 2008, primarily related to a litigation settlement offset by changes in estimates to occupancy. The Company may incur discontinued operations expense or income related to changes in litigation reserve estimates for retained PCS litigation matters and for changes in estimates to occupancy and severance restructuring charges if the facts that support the Company’s estimates change.
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
     Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased were as follows:

	September 30,	December 31,
(Dollars in thousands)	2008	2007
Financial instruments and other inventory positions owned (1):
Corporate securities:
Equity securities	$22,356	$14,977
Convertible securities	28,424	102,938
Fixed income securities	30,979	64,367
Municipal Securities:
Auction rate municipal securities	50,225	202,500
Variable rate demand notes	22,360	32,542
Other municipal securities	182,657	158,624
Asset-backed securities	53,365	44,006
U.S. government agency securities	23,113	48,074
U.S. government securities	21,758	4,520
Derivative contracts	43,790	56,554
Other	—	13,921

	$479,027	$743,023

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$17,988	$66,856
Convertible securities	—	4,764
Fixed income securities	13,211	26,310
U.S. government agency securities	5	25,752
U.S. government securities	31,479	33,972
Derivative contracts	1,684	18,388
Other	7,303	149

	$71,670	$176,191

(1)	Excludes the Company’s $305.1 million in securitized municipal tender option bonds held in securitized trusts.

     At September 30, 2008 and December 31, 2007, financial instruments and other inventory positions owned in the amount of $60.6 million and $242.2 million, respectively, had been pledged as collateral for the Company’s repurchase agreements and secured borrowings.
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
Derivative Contract Financial Instruments
     The Company uses interest rate swaps, interest rate locks, and forward contracts to facilitate customer transactions and as a means to manage risk in certain inventory positions. Interest rate swaps are also used to manage interest rate exposure associated with the Company’s tender option bond program. As of September 30, 2008 and December 31, 2007, the Company was counterparty to notional/contract amounts of $7.6 billion and $7.5 billion, respectively, of derivative instruments.
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

     The following table summarizes the valuation of our financial instruments by SFAS 157 pricing observability levels as of September 30, 2008:

					Counterparty
					Collateral
(Dollars in thousands)	Level I (1)	Level II (1)	Level III (1)		Netting (2)		Total
Assets:
Financial instruments and other inventory positions owned:
Non-derivative instruments	$43,233	$291,826	$100,178		$—		$435,237
Derivative instruments	—	58,436	—		(14,646	)(4)	43,790

Total financial instruments and other inventory positions owned:	43,233	350,262	100,178		(14,646)		479,027

Securitized municipal tender option bonds	—	305,081	—		—		305,081

Investments	2,172	—	23,563		—		25,735
Level III investments for which the Company does not bear economic exposure	—		(7,462	)(3)			(7,462)

Level III investments for which the Company bears economic exposure	2,172		16,101				18,273

Total assets for which the Company bears economic exposure	$45,405	$655,343	$116,279		$(14,646)		$802,381

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Non-derivative instruments	$32,592	$34,489	$2,905		$—		$69,986
Derivative instruments	—	1,684	—		—		1,684

Total financial instruments and other inventory positions sold, but not yet purchased:	32,592	36,173	2,905		—		71,670

Tender option bond trust certificates	—	315,932	—		—		315,932

Investments	—	—	4,526		—		4,526

Total liabilities	$32,592	$352,105	$7,431		$—		$392,128

(1)
Level I financial instruments included highly liquid instruments with quoted prices such as certain U.S. treasury bonds and equities listed in active markets. Level II financial instruments generally include certain U.S. treasury bonds and U.S. government agency securities, certain corporate bonds, certain municipal bonds, certain asset-backed securities, certain convertible securities, derivatives, securitized municipal tender option bonds and tender option bond trust certificates. Level III financial instruments generally include auction rate municipal securities, certain asset-backed securities, certain firm investments, certain U.S. government agency securities, certain municipal bonds, certain convertible securities and certain corporate bonds.

(2)	As permitted by FIN 39-1 the Company offsets cash and cash equivalent collateral receivables or payables with net derivative positions under certain circumstances.

(3)	Consists of Level III investments which are attributable to minority investors or attributable to employee interests in certain consolidated funds.

(4)	The Company posted $14.6 million of short-term U.S. treasury bonds as collateral at September 30, 2008.

     The following table summarizes the changes in fair value carrying values associated with Level III financial instruments during the nine months ended September 30, 2008:

	Non-Derivative	Non-Derivative	Investment	Investment
(Dollars in thousands)	Assets	Liabilities	Assets	Liabilities
Balance at December 31, 2007	$230,703	$—	$34,783	$4,576
Purchases (sales), net	46,906	—	(1,050)	—
Net transfers in (out)	—	—	—	—
Realized gains (losses) (5)	(1,749)	—	777	—
Unrealized gains (losses) (5)	1,780	—	(3,819)	(277)

Balance at March 31, 2008	277,640	—	30,691	4,299
Purchases (sales), net	(159,318)	—	(3,592)	—
Net transfers in (out)	29,178	1,960	(1,264)	—
Realized gains (losses) (5)	(190)	(80)	—	—
Unrealized gains (losses) (5)	(5,567)	—	1,396	42

Balance at June 30, 2008	141,743	1,880	27,231	4,341
Purchases (sales), net	(19,532)	2,984	457	520
Net transfers in (out)	(4,817)	(1,862)	(2,543)	—
Realized gains (losses) (5)	(11,906)	32	—	—
Unrealized gains (losses) (5)	(5,310)	(129)	(1,582)	(335)

Balance at September 30, 2008	$100,178	$2,905	$23,563	$4,526

(5)
Realized and unrealized gains/losses related to non-derivative assets are reported in institutional brokerage on the consolidated statements of operations. Realized and unrealized gains/losses related to investments are reported in other income/(loss) on the consolidated statements of operations.

Note 7	Securitizations
     Through its tender option bond program, the Company sells highly rated municipal bonds into securitization vehicles (“Securitized Trusts”) that are funded by the sale of variable rate certificates to institutional customers seeking variable rate tax-free investment products. These variable rate certificates reprice weekly. Securitization transactions meeting certain SFAS 140 criteria are treated as sales, with the resulting gain included in institutional brokerage revenue on the consolidated statements of operations. If a securitization does not meet the asset sale requirements of SFAS 140, the transaction is recorded as a borrowing.
     At September 30, 2008 the Company had a total of 26 Securitized Trusts that did not meet the asset sale requirements of SFAS 140, causing the Company to account for these transactions as borrowings by consolidating the assets and liabilities of the trusts onto the Company’s consolidated statements of financial condition. Accordingly, the Company recorded an asset for the underlying bonds of $305.1 million (par value $339.9 million) as of September 30, 2008, in securitized municipal tender option bonds and a liability for the certificates sold by the trusts for $315.9 million as of September 30, 2008, in tender option bond trust certificates on the consolidated statement of financial condition. At December 31, 2007, the Company had three Securitized Trusts that did not meet the asset sale requirements of SFAS 140, causing the Company to consolidate these trusts. Accordingly, the Company recorded an asset for the underlying bonds of $49.5 million (par value $49.1 million) as of December 31, 2007, in securitized municipal tender option bonds and a liability for the certificates sold by the trusts for $48.5 million as of December 31, 2007, in tender option bond trust certificates on the consolidated statement of financial condition.
     The Company has contracted with a major third-party financial institution who acts as the liquidity provider for the Company’s tender option bond Securitized Trusts. The Company has agreed to reimburse this party for any losses associated with providing liquidity to the trusts. The maximum exposure to loss at September 30, 2008 was $315.9 million representing the outstanding amount of all trust certificates. This exposure to loss is mitigated, however, by the underlying bonds in the trusts. These bonds had a market value of approximately $305.1 million at September 30, 2008. The Company believes that the likelihood it will be required to fund the reimbursement agreement obligation under provisions of the arrangement is probable as the value of tender option bond trust certificates outstanding exceeds the value of securitized municipal tender option bonds by $10.8 million as of September 30, 2008.
     In the third quarter of 2008, the Company made the determination that 23 Securitized Trusts formerly meeting the definition of qualified special purpose entities no longer qualified for off-balance sheet accounting treatment, because the Company believes it will have material involvement with the Securitized Trusts under the Company’s reimbursement obligation to the liquidity provider for the Securitized Trusts. Consequently, the Company consolidated the 23 Securitized Trusts that no longer qualified for off-balance sheet accounting treatment, adding to the three Securitized Trusts already on the Company’s consolidated statement of financial condition.

     The Company accounted for its involvement with securitization transactions meeting the SFAS 140 criteria for sales under a financial components approach in which the Company recognized only its residual interest in each structure and accounted for the residual interest as a financial instrument owned, which was recorded at fair value on the consolidated statements of financial condition. The Company had no residual interests at September 30, 2008. The fair value of retained interests was $13.9 million at December 31, 2007, with a weighted average life of 8.0 years. The fair value of retained interests at December 31, 2007, was estimated based on the present value of future cash flows using management’s best estimates of the key assumptions — expected yield, credit losses of 0 percent and a 12 percent discount rate. The Company receives a fee to remarket the variable rate certificates derived from the securitizations.
     Certain cash flow activity for the municipal bond securitizations described above includes:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2008	2007
Proceeds from new securitizations	$77,134	$29,000
Remarketing fees received	110	60
Cash flows received on retained interests	5,180	2,562
     The Company enters into interest rate swap agreements to manage interest rate exposure associated with its Securitized Trusts, which have been recorded at fair value and resulted in a liability of approximately $8.0 million and $11.1 million at September 30, 2008 and December 31, 2007, respectively.

Note 8	Receivables from and Payables to Brokers, Dealers and Clearing Organizations
     Amounts receivable from brokers, dealers and clearing organizations at September 30, 2008 and December 31, 2007 included:

	September 30,	December 31,
(Dollars in thousands)	2008	2007
Receivable arising from unsettled securities transactions, net	$633	$591
Deposits paid for securities borrowed	49,651	55,257
Receivable from clearing organizations	45,205	8,081
Securities failed to deliver	23,690	7,647
Other	4,310	16,092

	$123,489	$87,668

     Amounts payable to brokers, dealers and clearing organizations at September 30, 2008 and December 31, 2007 included:

	September 30,	December 31,
(Dollars in thousands)	2008	2007
Payable to clearing organizations	$33,958	$12,648
Securities failed to receive	1,944	11,021
Other	8	6

	$35,910	$23,675

     Deposits paid for securities borrowed approximate the market value of the securities. Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received by the Company on settlement date.

Note 9	Other Assets
     Other assets includes investments in private equity partnerships that are valued at fair value, investments in private companies and bridge-loans valued at cost, net deferred tax assets, income tax receivables and prepaid expenses.
     Other assets at September 30, 2008 and December 31, 2007 included:

	September 30,	December 31,
	2008	2007
Investments at fair value	$25,735	$30,207
Investments at cost	27,677	22,497
Deferred income tax assets	41,456	41,718
Income tax receivables	32,805	6,513
Prepaid expenses	8,797	7,596
Other	5,201	8,777

Total other assets	$141,671	$117,307

Note 10	Goodwill and Intangible Assets
     The following table presents the changes in the carrying value of goodwill and intangible assets for the nine months ended September 30, 2008:

(Dollars in thousands)
Goodwill
Balance at December 31, 2007	$284,804
Goodwill acquired	—
Impairment losses	—

Balance at September 30, 2008	$284,804

(Dollars in thousands)
Intangible assets
Balance at December 31, 2007	$17,144
Intangible assets acquired	—
Amortization of intangible assets	(1,966)
Impairment losses	—

Balance at September 30, 2008	$15,178

Note 11	Financing
     The Company has committed short-term financing available on a secured basis and uncommitted short-term financing available on both a secured and unsecured basis. The availability of the Company’s uncommitted lines are subject to approval by individual bank each time an advance is requested and may be denied. In addition, the Company has established arrangements to obtain financing by another broker dealer at the end of each business day related specifically to its convertible inventory. Repurchase agreements are also used as a source of funding.
     On September 30, 2008, the Company entered into a $250 million committed revolving credit facility with U.S. Bank, N.A. in replacement of an existing $100 million uncommitted revolving credit facility. The Company uses this credit facility in the ordinary course of business to fund a portion of its daily operations, and the amount borrowed under the facility varies daily based on the Company’s funding needs. Advances under this facility are secured by certain marketable securities. However, of the $250 million in financing available under this facility, $125 million may only be drawn with specific municipal securities as collateral. The facility includes a covenant that requires the Company to maintain a minimum net capital of $180 million, and the unpaid principal amount of all advances under this facility will be due on September 25, 2009. The Company will also pay a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At September 30, 2008, the Company had no advances against this line of credit.

     On February 19, 2008, the Company entered into a $600 million revolving credit facility with U.S. Bank N.A. pursuant to which the Company was permitted to request advances to fund certain short-term municipal securities. The advances were secured by certain pledged assets of the Company. Interest was paid monthly, and the unpaid principal amount of all advances was due on August 19, 2008. All advances were repaid as of August 19, 2008, and this credit facility was not renewed.
     The Company’s short-term financing bears interest at rates based on the federal funds rate. For the nine months ended September 30, 2008 and 2007, the weighted average interest rate on borrowings was 2.86 percent and 5.69 percent, respectively. At September 30, 2008 and December 31, 2007, no formal compensating balance agreements existed, and the Company was in compliance with all debt covenants related to its financing facilities.
     On December 31, 2007, the Company entered into an agreement whereby U.S. Bank N.A. agreed to provide up to $50 million in temporary subordinated debt upon approval by the Financial Industry Regulatory Authority (“FINRA”). This facility expires on December 26, 2008.

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
     The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential complaints, legal actions, investigations and proceedings. The Company’s reserves totaled $15.7 million and $8.4 million at September 30, 2008 and December 31, 2007, respectively, which is included within other liabilities and accrued expenses on the consolidated statements of financial condition. A significant portion of the Company’s reserves at September 30, 2008 will be funded by an insurance receivable, which is recorded within other receivables on the consolidated statement of financial condition. In addition to the Company’s established reserves, U.S. Bancorp, from whom the Company spun-off on December 31, 2003, has agreed to indemnify the Company in an amount up to $17.5 million for certain legal and regulatory matters. Approximately $12.8 million of this amount remained available as of September 30, 2008.
     As part of the asset purchase agreement between UBS and the Company for the sale of the PCS branch network, UBS agreed to assume certain liabilities of the PCS business, including certain liabilities and obligations arising from litigation, arbitration, customer complaints and other claims related to the PCS business. In certain cases, we have agreed to indemnify UBS for litigation matters after UBS has incurred costs of $6.0 million related to these matters and as of the third quarter of 2008, we have exceeded this $6.0 million threshold. In addition, we have retained liabilities arising from regulatory matters and certain litigation relating to the PCS business prior to the sale. The amount of exposure in excess of the $6.0 million indemnification threshold and for other PCS litigation matters deemed to be probable and reasonably estimable are included in the Company’s established reserves. Adjustments to litigation reserves for matters pertaining to the PCS business are included within discontinued operations on the consolidated statements of operations.
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
     In 2006, the Company implemented a specific restructuring plan to reorganize the Company’s support infrastructure as a result of the PCS branch network sale to UBS. In 2008, the Company implemented certain expense reduction measures as a means to better align its cost infrastructure with its revenues. The following table presents a summary of activity with respect to the restructuring-related liabilities included in other liabilities and accrued expenses on the consolidated statements of financial condition:

	2008	PCS
(Dollars in thousands)	Restructuring	Restructuring
Balance at December 31, 2007	$—	$14,566
Provisions charged to discontinued operations	—	(640)
Provisions charged to continuing operations	10,213	—
Cash outlays	(2,981)	(3,642)
Non-cash write-downs	(2,454)	(242)

Balance at September 30, 2008	$4,778	$10,042

Note 14	Shareholders’ Equity
Share Repurchase Program
     In the second quarter of 2008, the Company’s board of directors authorized the repurchase of up to $100 million in common shares through June 30, 2010. During the nine months ended September 30, 2008, the Company repurchased 444,225 shares of the Company’s common stock at an average price of $33.75 per share for an aggregate purchase price of $15.0 million. The Company has $85.0 million remaining under this authorization.
Issuance of Shares
     During the nine months ended September 30, 2008, the Company issued 90,140 common shares out of treasury in fulfillment of $3.7 million in obligations under the Piper Jaffray Companies Retirement Plan and issued 366,754 common shares out of treasury as a result of vesting and exercise transactions under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (the “Incentive Plan”).
Note 15 Earnings Per Share
     Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive restricted stock and stock options. The computation of earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2008	2007	2008	2007
Net income/(loss)	$(27,164)	$4,356	$(34,235)	$27,100
Shares for basic and diluted calculations:
Average shares used in basic computation	15,772	16,096	15,891	16,743
Stock options	844	722	737	755
Restricted stock	12	86	28	112

Average shares used in diluted computation	16,628	16,904	16,656	17,610

Earnings per share:
Basic	$(1.72)	$0.27	$(2.15)	$1.62
Diluted	N/A (1)	$0.26	N/A (1)	$1.54

N/A — Not applicable

(1)	In accordance with SFAS 128, earnings per diluted common share is not calculated in periods when a loss is incurred.

Note 16	Stock-Based Compensation
     The Company maintains one stock-based compensation plan, the Incentive Plan. The Incentive Plan permits the grant of equity awards, including non-qualified stock options and restricted stock, to the Company’s employees and directors subject to a limit of 5.5 million shares of common stock. The Company periodically grants shares of restricted stock and options to purchase Piper Jaffray Companies common stock to employees and grants options to purchase Piper Jaffray Companies common stock and shares of Piper Jaffray Companies common stock to its non-employee directors. The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The awards granted to employees have the following vesting periods: approximately 75 percent of the value of awards have three-year cliff vesting periods, approximately 11 percent of the value of awards vest ratably from 2010 through 2013 on the annual grant date anniversary, and approximately 14 percent of the value of awards cliff vest upon meeting a specific performance-based metric prior to May 2013. The director awards are fully vested upon grant. The maximum term of the stock options granted to employees and directors is ten years. The plan provides for accelerated vesting of the majority of option and restricted stock awards if there is a change in control of the Company (as defined in the plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.
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
     The Company recorded compensation expense, net of estimated forfeitures, within continuing operations of $10.8 million and $7.3 million for the three months ended September 30, 2008 and 2007, respectively, and $30.6 million and $19.7 million for the nine months ended September 30, 2008 and 2007, respectively, related to employee stock option and restricted stock grants. The tax benefit related to the total compensation cost for stock-based compensation arrangements totaled $4.2 million and $2.8 million for the three months ended September 30, 2008 and 2007, respectively, and $11.8 million and $7.5 million for the nine months ended September 30, 2008 and 2007, respectively.

     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model, which is based on assumptions such as the risk-free interest rate, the dividend yield, the expected volatility and the expected life of the option. The risk-free interest rate assumption is derived from the U.S. treasury bond rate with a maturity equal to the expected life of the option. The dividend yield assumption is derived from the assumed dividend payout over the expected life of the option. The expected volatility assumption for 2008 grants is derived from a combination of Company historical data and industry comparisons. The Company has only been a publicly traded company since the beginning of 2004; therefore, it does not have sufficient historical data to determine an appropriate expected volatility solely from the Company’s own historical data. The expected life assumption is based on an average of the following two factors: 1) industry comparisons; and 2) the guidance provided by the SEC in Staff Accounting Bulletin No. 107, (“SAB 107”). SAB 107 allows the use of an “acceptable” methodology under which the Company can take the midpoint of the vesting date and the full contractual term. The following table provides a summary of the valuation assumptions used by the Company to determine the estimated value of stock option grants in Piper Jaffray Companies common stock for the nine months ended September 30:

	2008	2007
Weighted average assumptions in option valuation:
Risk-free interest rates	3.03%	4.68%
Dividend yield	0.00%	0.00%
Stock volatility factor	33.61%	32.20%
Expected life of options (in years)	6.00	6.00
Weighted average fair value of options granted	$15.73	$28.57
     The following table summarizes the changes in the Company’s outstanding stock options for the nine months ended September 30, 2008:

			Weighted Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term (Years)	Value
December 31, 2007	470,715	$44.99	7.1	$1,988,641
Granted	128,887	41.09
Exercised	(899)	39.62
Canceled	(15,935)	41.28

September 30, 2008	582,768	$44.24	6.9	$107,784

Options exercisable at September 30, 2008	391,308	$42.67	5.9	$107,784
     As of September 30, 2008, there was $2.2 million of total unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 2.09 years.
     Cash received from option exercises for the nine months ended September 30, 2008 and 2007, was $0.04 million and $2.4 million, respectively. The tax benefit realized for the tax deduction from option exercises totaled $0.01 and $0.9 million for the nine months ended September 30, 2008 and 2007, respectively.

     The following table summarizes the changes in the Company’s non-vested restricted stock for the nine months ended September 30, 2008:

		Weighted
	Non-Vested	Average
	Restricted	Grant Date
	Stock	Fair Value
December 31, 2007	1,827,969	$51.93
Granted	2,118,891	40.85
Vested	(577,958)	37.42
Canceled	(152,525)	48.34

September 30, 2008	3,216,377	$47.41
     As of September 30, 2008, there was $93.8 million of total unrecognized compensation cost related to restricted stock expected to be recognized over a weighted average period of 2.62 years.
     The vesting of stock options and restricted stock generally results in windfall tax benefits or shortfalls. A windfall tax benefit is defined as any corporate income tax benefit realized upon exercise or vesting of an award that exceeds amounts previously recognized in earnings. SFAS 123 (R) states that realized windfall tax benefits are credited to additional-paid-in-capital within the consolidated statement of financial condition. Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. As of September 30, 2008 we had a cumulative windfall tax benefit recorded within additional paid-in capital of $2.9 million.

Note 17	Geographic Areas
     The following table presents net revenues and long-lived assets by geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Net revenues:
United States	$61,926	$89,641	$227,534	$311,200
Europe	5,920	3,837	20,892	28,658
Asia	4,863	(584)	14,919	12,562

Consolidated	$72,709	$92,894	$263,345	$352,420

	September 30,	December 31,
(Dollars in thousands)	2008	2007
Long-lived assets:
United States	$341,328	$347,885
Europe	2,126	2,909
Asia	20,858	20,080

Consolidated	$364,312	$370,874

Note 18	Net Capital Requirements and Other Regulatory Matters
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

     At September 30, 2008, net capital calculated under the SEC rule was $223.5 million, and exceeded the minimum net capital required under the SEC rule by $221.0 million.
     Although Piper Jaffray operates with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our revenue producing activities.
     Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the U.K. Financial Services Authority (“FSA”). As of September 30, 2008, Piper Jaffray Ltd. was in compliance with the capital requirements of the FSA.
     Piper Jaffray Asia Holdings Limited operates four entities licensed by the Hong Kong Securities and Futures Commission, which are subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rules promulgated under the Securities and Futures Ordinance. As of September 30, 2008, Piper Jaffray Asia regulated entities were in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Ordinance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following information should be read in conjunction with the accompanying consolidated financial statements and related notes and exhibits included elsewhere in this report. Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, statements made about general economic and market conditions, the investment banking industry, our current deal pipelines, the environment and prospects for capital markets transactions and activity, management expectations, anticipated financial results including expectations regarding revenue levels and compensation and non-compensation expense levels, the valuation of goodwill and intangible assets, the Company’s liquidity and funding sources, counterparty credit risk, bridge-loan financings, the Company’s tender option bond program, or other similar matters. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under “External Factors Impacting Our Business” as well as the factors identified under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, as updated in our subsequent reports filed with the SEC. These reports are available at our web site at www.piperjaffray.com and at the SEC web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.
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
     In 2007, we expanded our asset management and capital markets businesses through acquisition. On September 14, 2007, we acquired Fiduciary Asset Management, LLC (“FAMCO”), a St. Louis-based asset management firm. On October 2, 2007, we acquired Goldbond Capital Holdings Limited (“Goldbond”), a Hong Kong-based investment bank. The acquisitions resulted in incremental revenues and expenses in the first three quarters of 2008, when compared with the comparable periods in 2007.
     The investment banking industry is presently undergoing a historic reshaping during this period of financial market turmoil. During the third quarter, the industry witnessed the bankruptcy of Lehman Brothers Holdings Inc., the acquisition of Merrill Lynch & Co. by Bank of America Corp., the conservatorship of Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal National Mortgage Association (Fannie Mae) by the U.S. Federal Government and the passage of the Emergency Economic Stabilization Act of 2008. Despite this industry upheaval, our middle market focus and growth strategy which seeks to enhance our platform across geographies, products and sectors remains unchanged. We believe that we have a unique opportunity to selectively extend our franchise and enhance our talent base with experienced individuals or teams during these challenging times, particularly in public finance, equity distribution (including electronic trading), and equity investment banking. Our business will also benefit over the long-term from those competitors who are no longer in the business or have been diminished. As we manage through near-term depressed revenue levels we are taking a variety of actions to reduce our cost infrastructure. We are balancing the opportunities available to us while managing expenses and our risks through the current market turmoil.
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
RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008
     Net revenues from continuing operations for the three months ended September 30, 2008, were $72.7 million, a decline of 21.7 percent compared with the prior-year period. For the three months ended September 30, 2008, we recorded a net loss from continuing operations of $26.5 million, or $1.68 per share, compared to net income of $4.8 million, or $0.28 per diluted share, for the corresponding period in 2007. For the three months ended September 30, 2008, our net loss, including continuing and discontinued operations, was $27.2 million, or $1.72 per share, compared to net income of $4.4 million, or $0.26 per diluted share, for the prior-year period.
     For the nine months ended September 30, 2008, net revenues from continuing operations were $263.3 million, a decline of 25.3 percent compared with the prior-year period. For the nine months ended September 30, 2008, we recorded a net loss from continuing operations of $35.0 million, or $2.20 per share, compared to net income of $29.9 million, or $1.70 per diluted share, for the first nine months of 2007. We recorded a net loss, including continuing and discontinued operations, for the nine months ended September 30, 2008, of $34.2 million, or $2.15 per share, compared to net income of $27.1 million, or $1.54 per diluted share, for the prior-year period.
     During the third quarter of 2008, the financial markets experienced unprecedented events. The equity markets experienced significant volatility, and the credit markets ceased to operate in an effective manner in September, which had significant negative implications for the short-term segment of the fixed income markets. During the third quarter our investment banking revenues declined modestly from the weak year-ago period. Institutional sales and trading revenues were mixed during the third quarter. Equity sales and trading performed well benefiting from strong client activity driven by increased market volumes and volatility. The turmoil in the credit markets drove extreme volatility in the fixed income markets, particularly at the end of the third quarter. The volatile fixed income markets were difficult to manage and our fixed income sales and trading results were negatively impacted. Our proprietary strategy to securitize municipal bonds through a tender option bond (“TOB”) off-balance sheet structure was severely impacted by the dislocation in the municipal bond market, resulting in a $21.7 million pre-tax loss in the third quarter. For additional information related to our TOB program, refer to “Off-Balance Sheet Arrangements” below.
OUTLOOK
     Market conditions in the first nine months of 2008 were very difficult as the credit turmoil has had a severe impact on the global financial markets. We have experienced significantly reduced equity financing opportunities and the credit turmoil has negatively impacted our fixed income institutional sales and trading revenues. Weak economic indicators, the likelihood of recession and continued turmoil in the credit markets have caused significant market uncertainty and increased volatility. Our financial performance depends heavily on investment banking activity, and with the equity capital markets essentially on hold, we anticipate our results will be negatively impacted. We anticipate these challenging market conditions will persist through the remainder of 2008 and well into 2009. Specifically, we anticipate that equity financing activity will remain depressed through the remainder of 2008 and well into 2009, and we do not see improvement in the fixed income credit market in the near term, which will negatively impact debt financings and fixed income sales and trading.
     In response to this outlook, we intend to use a more variable compensation model in 2009 and are working to reduce our core non-compensation expenses. For 2008 we intend to reduce core non-compensation expenses to a 5% increase over 2007, and our goal for 2009 is to reduce the core non-compensation expense run-rate to approximately $35 million. If we are successful in reducing our expenses, we believe that we can achieve breakeven performance at $95 million in revenues per quarter in 2009. There can be no assurance that we will achieve these goals and performance objectives, however, and if we fail to do so our operating results could be adversely affected, potentially significantly.

Results of Operations
FINANCIAL SUMMARY FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007
     The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of Net
				Revenues
	For the Three Months Ended			For the Three Months Ended
	September 30,			September 30,
			2008
(Dollars in thousands)	2008	2007	v2007	2008	2007
Revenues:

Investment banking	$48,313	$50,276	(3.9)%	66.4%	54.1%
Institutional brokerage	12,834	31,624	(59.4)	17.7	34.0
Interest	10,509	15,003	(30.0)	14.5	16.2
Asset management	4,314	903	N/M	5.9	1.0
Other income/(loss)	(113)	735	(115.4)	(0.2)	0.8

Total revenues	75,857	98,541	(23.0)	104.3	106.1

Interest expense	3,148	5,647	(44.3)	4.3	6.1

Net revenues	72,709	92,894	(21.7)	100.0	100.0

Non-interest expenses:

Compensation and benefits	78,001	54,343	43.5	107.3	58.5
Occupancy and equipment	8,092	7,201	12.4	11.1	7.8
Communications	6,597	6,040	9.2	9.1	6.5
Floor brokerage and clearance	3,342	3,564	(6.2)	4.6	3.8
Marketing and business development	6,099	6,064	0.6	8.4	6.5
Outside services	9,270	8,134	14.0	12.7	8.8
Restructuring-related expenses	4,592	—	N/M	6.3	—
Other operating expenses	1,830	1,514	20.9	2.5	1.6

Total non-interest expenses	117,823	86,860	35.6%	162.0	93.5

Income/(loss) from continuing operations before income tax expense/(benefit)	(45,114)	6,034	N/M	(62.0)	6.5

Income tax expense/(benefit)	(18,603)	1,222	N/M	N/M	1.3

Net income/(loss) from continuing operations	(26,511)	4,812	N/M	(36.5)	5.2

Discontinued operations:
Loss from discontinued operations, net of tax	(653)	(456)	N/M	(0.9)	(0.5)

Net income/(loss)	$(27,164)	$4,356	N/M	(37.4)%	4.7%

N/M — Not meaningful

     For the three months ended September 30, 2008, we recorded a net loss, including continuing and discontinued operations, of $27.2 million. Net revenues from continuing operations for the third quarter of 2008 were $72.7 million, a decrease of 21.7 percent from the year-ago period. For the three months ended September 30, 2008, investment banking revenues decreased 3.9 percent to $48.3 million, compared with revenues of $50.3 million in the prior-year period. The decline in investment banking revenues was primarily driven by significantly lower equity financing activity. Institutional brokerage revenues for the quarter decreased 59.4 percent to $12.8 million, compared with $31.6 million in the corresponding period in the prior year, primarily due to the $21.7 million loss related to our TOB program, which we previously disclosed on October 7, 2008. In the third quarter of 2008, net interest income decreased 21.3 percent over the year-ago period to $7.4 million due to increased borrowing levels in 2008. Asset management fees for the quarter were $4.3 million and other income decreased to a loss of $0.1 million, compared with income of $0.7 million in the prior-year period, as a result of losses recorded on principal investments. Non-interest expenses increased to $117.8 million for the three months ended September 30, 2008, from $86.9 million in the corresponding period in the prior year, primarily as a result of increased compensation and benefits expense, restructuring-related expenses and additional expenses from our acquisitions of FAMCO and Goldbond completed in late 2007.
CONSOLIDATED NON-INTEREST EXPENSES
     Compensation and Benefits - Compensation and benefits expenses, which are the largest component of our expenses, include salaries, bonuses, commissions, benefits, amortization of stock-based compensation, employment taxes and other employee costs. A substantial portion of compensation expense is comprised of variable incentive arrangements, including discretionary bonuses, the amount of which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits. Other compensation costs, primarily base salaries, stock-based compensation amortization, benefits, and guaranteed bonus arrangements are primarily fixed in nature. The timing of bonus payments, which generally occur in February, have a greater impact on our cash position and liquidity than is reflected in our statements of operations.
     For the three months ended September 30, 2008, compensation and benefits expenses increased 43.5 percent to $78.0 million, from $54.3 million in the corresponding period in 2007. We increased our compensation expense in the third quarter with the goal of achieving a minimum competitive full-year compensation level in order to retain our talent base. In addition, we incurred additional expense from the acquisitions of FAMCO and Goldbond in September and October of 2007. Compensation and benefits expenses as a percentage of net revenues increased to 107.3 percent for the third quarter of 2008, compared with 58.5 percent for the third quarter of 2007. A significant portion of the increased compensation and benefits ratio was attributable to the TOB loss and the remainder was mainly driven by higher fixed compensation costs over a lower revenue base. We expect that incentive compensation for 2008 will be down significantly compared to 2007, however, our compensation to revenue ratio will remain significantly elevated through 2008.
     Occupancy and Equipment - In the third quarter of 2008, occupancy and equipment expenses were $8.1 million, compared with $7.2 million for the corresponding period in 2007. The increase was attributable to additional occupancy expenses from our acquisitions of FAMCO and Goldbond in late 2007.
     Communications - Communication expenses include costs for telecommunication and data communication, primarily consisting of expense for obtaining third-party market data information. For the three months ended September 30, 2008, communication expenses were $6.6 million, compared with $6.0 million for the prior-year period. The increase was attributable to additional communication expenses from our acquisitions of FAMCO and Goldbond.
     Floor Brokerage and Clearance - For the three months ended September 30, 2008, floor brokerage and clearance expenses were $3.3 million, compared with $3.6 million for the three months ended September 30, 2007. In the third quarter of 2008, we incurred lower expenses associated with accessing electronic communication networks.
     Marketing and Business Development - Marketing and business development expenses include travel and entertainment and promotional and advertising costs. In the third quarter of 2008, marketing and business development expenses were $6.1 million, essentially the same as the prior year period.
     Outside Services - Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees and other professional fees. Outside services expenses increased 14.0 percent to $9.3 million in the third quarter of 2008, compared with $8.1 million for the prior-year period. This increase was due to increased legal fees, increased costs related to FAMCO and Goldbond and fees incurred to secure the revolving credit facility that we entered into in the first quarter of 2008, offset in part by a decline in professional fees incurred in the prior year in connection with the implementation of a new back-office system.
     Restructuring-related Expenses - In the third quarter of 2008, we implemented certain expense reduction measures as a means to better align our cost infrastructure with our revenues. This resulted in a pre-tax restructuring charge of $4.6 million, consisting of $2.2 million in severance benefits and $2.4 million related to the reduction of office space.

     Other Operating Expenses - Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program, amortization of intangible assets and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. In the third quarter of 2008, other operating expenses increased to $1.8 million, compared with $1.5 million in the third quarter of 2007. The current period was impacted favorably by the resolution of the trading-related litigation matter, which was only partially resolved in the second quarter of 2008. We were able to offset the majority of the $2.9 million in litigation-related expenses that we incurred in the second quarter of 2008. The prior year period was impacted favorably by the reversal of a litigation-related reserve.
     Income Taxes - For the three months ended September 30, 2008, our provision for income taxes from continuing operations was a benefit of $18.6 million, equating to an effective tax rate of 41.2 percent. For the three months ended September 30, 2007, income taxes from continuing operations were $1.2 million, equating to an effective tax rate of 20.3 percent. The 41.2 percent effective tax rate for the third quarter of 2008 was driven by the large amount of tax-exempt municipal interest income and operating losses.
NET REVENUES FROM CONTINUING OPERATIONS (DETAIL)

	For the Three Months Ended
	September 30,		2008
(Dollars in thousands)	2008	2007	v2007
Net revenues:
Investment banking
Financing
Equities	$11,397	$18,211	(37.4)%
Debt	17,771	18,169	(2.2)
Advisory services	21,358	16,120	32.5

Total investment banking	50,526	52,500	(3.8)

Institutional sales and trading
Equities	35,302	25,192	40.1
Fixed income	(17,280)	13,652	N/M

Total institutional sales and trading	18,022	38,844	(53.6)

Asset management	4,314	903	N/M

Other loss	(153)	647	N/M

Total net revenues	$72,709	$92,894	(21.7)%

N/M — Not meaningful
     Investment banking revenues comprise all the revenues generated through financing and advisory services activities including derivative activities that relate to debt financing. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.
     For the three months ended September 30, 2008, investment banking revenues were $50.5 million, a decline of 3.8 percent from a weak quarter in the prior year due to challenging market conditions, especially within the equity capital markets. Equity financing revenues decreased 37.4 percent to $11.4 million in the third quarter of 2008 due to significantly lower equity financing activity. Equity capital markets activity continues to be depressed due to lower valuations and increased volatility. During the third quarter of 2008, we completed 13 equity financings, raising $2.4 billion in capital for our clients. In the third quarter of 2007, we completed 14 equity financings raising $2.4 billion in capital for our clients. Fixed income financing revenues in the third quarter of 2008 decreased slightly from the prior-year period to $17.8 million. During the third quarter of 2008, we underwrote 93 tax-exempt issues with a par value of $2.0 billion, compared with 91 tax-exempt issues with a par value of $1.3 billion in the prior-year period. Advisory services revenues increased 32.5 percent to $21.4 million in the third quarter of 2008 due to higher revenues per transaction.

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
     For the three months ended September 30, 2008, institutional sales and trading revenues decreased 53.6 percent to $18.0 million, compared with $38.8 million for the three months ended September 30, 2007. Equity institutional sales and trading revenues increased 40.1 percent to $35.3 million in the third quarter of 2008, compared with $25.2 million in the prior-year period. This increase is due primarily to higher revenues from U.S. equities as a result of strong client activity driven by increased market volumes and volatility, and lower trading loss ratios. In the third quarter of 2008, fixed income institutional sales and trading revenues were a negative $17.3 million, compared with a positive $13.7 million of revenues in the prior year period. The lower performance was principally driven by the $21.7 million loss related to our TOB program. In addition, distressed credit markets negatively impacted revenues from high yield and structured products.
     For the third quarter of 2008, asset management fees were $4.3 million due primarily to the business of FAMCO, which we acquired in September 2007. Asset management fees also include management fees from our private equity funds.
     Other loss includes gains and losses from our investments in private equity and venture capital funds as well as other firm investments. Other loss also includes interest expense not allocated to specific product areas. In the third quarter of 2008, we recorded a loss of $0.2 million, compared with income of $0.6 million in the third quarter of 2007. The decline in performance was a result of losses on investments and higher interest expense resulting from increased financing requirements in the third quarter of 2008, as a result of cash disbursements made in late 2007 for stock repurchases and the acquisitions of FAMCO and Goldbond.
DISCONTINUED OPERATIONS
     Discontinued operations include the resolution of certain legal matters and revisions to restructuring estimates related to our Private Client Services (“PCS”) business, which we sold to UBS on August 11, 2006.
     In the third quarter of 2008, discontinued operations recorded a net loss of $0.7 million, related to changes in estimates on office space leased. A net loss of $0.5 million was recorded in the third quarter of 2007 which included costs related to decommissioning a retail-oriented back-office system, PCS litigation-related expenses and restructuring charges.

FINANCIAL SUMMARY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007
     The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of Net
	For the Nine Months Ended			Revenues
	September 30,			For the Nine Months Ended
			2008	September 30,
(Dollars in thousands)	2008	2007	v2007	2008	2007
Revenues:

Investment banking	$135,762	$208,881	(35.0)%	51.6%	59.3%
Institutional brokerage	93,842	111,451	(15.8)	35.6	31.6
Interest	38,782	46,229	(16.1)	14.7	13.1
Asset management	12,984	1,102	N/M	4.9	0.3
Other income/(loss)	(2,173)	1,523	N/M	(0.8)	0.4

Total revenues	279,197	369,186	(24.4)	106.0	104.8

Interest expense	15,852	16,766	(5.5)	6.0	4.8

Net revenues	263,345	352,420	(25.3)	100.0	100.0

Non-interest expenses:

Compensation and benefits	203,823	206,166	(1.1)	77.4	58.5
Occupancy and equipment	24,335	23,772	2.4	9.2	6.8
Communications	19,205	18,296	5.0	7.3	5.2
Floor brokerage and clearance	9,895	11,255	(12.1)	3.8	3.2
Marketing and business development	19,576	18,125	8.0	7.4	5.2
Outside services	29,220	24,573	18.9	11.1	7.0
Restructuring-related expenses	10,213	—	N/M	3.9	—
Other operating expenses	10,898	6,464	68.6	4.1	1.8

Total non-interest expenses	327,165	308,651	6.0%	124.2	87.6

Income/(loss) from continuing operations before income tax expense/(benefit)	(63,820)	43,769	N/M	(24.2)	12.4

Income tax expense/(benefit)	(28,799)	13,858	N/M	N/M	3.9

Net income/(loss) from continuing operations	(35,021)	29,911	N/M	(13.3)	8.5

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	786	(2,811)	N/M	0.3	(0.8)

Net income/(loss)	$(34,235)	$27,100	N/M	(13.0)%	7.7%

N/M — Not meaningful
     Except as discussed below, the description of non-interest expenses from continuing operations, net revenues from continuing operations and discontinued operations as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion, and the statements in the foregoing discussion also apply.

     For the nine months ended September 30, 2008, net loss, which includes both continuing and discontinued operations, totaled $34.2 million. Net revenues from continuing operations were $263.3 million for the nine months ended September 30, 2008, a decrease of 25.3 percent from the year-ago period. For the nine months ended September 30, 2008, investment banking revenues decreased 35.0 percent to $135.8 million, compared with revenues of $208.9 million in the prior-year period, due primarily to a decline in equity financing revenues. Institutional brokerage revenues decreased 15.8 percent to $93.8 million, compared with revenues of $111.5 million in the prior-year period due primarily to a $21.7 million loss on our TOB program. Net interest income for the first nine months of 2008 decreased to $22.9 million, down from $29.5 million for the first nine months of 2007, due to increased financing requirements in the first nine months of 2008 as a result of cash disbursements in late 2007 for stock buybacks and the purchases of FAMCO and Goldbond. For the nine months ended September 30, 2008, asset management fees were $13.0 million, primarily as a result of the FAMCO acquisition completed in September 2007. Other income for the nine months ended September 30, 2008, was a loss of $2.2 million, compared with income of $1.5 million for the corresponding period in the prior year, as a result of losses recorded on our principal investments. Non-interest expenses increased to $327.2 million for the nine months ended September 30, 2008, from $308.7 million in the corresponding period in the prior year, primarily as a result of restructuring-related expenses, incremental costs associated with Goldbond and FAMCO and increased deal write-off expenses related to cancelled deals.
NET REVENUES FROM CONTINUING OPERATIONS (DETAIL)

	For the Nine Months Ended
	September 30,		2008
(Dollars in thousands)	2008	2007	v2007
Net revenues:
Investment banking
Financing
Equities	$36,620	$98,996	(63.0)%
Debt	52,438	63,332	(17.2)
Advisory services	57,939	52,702	9.9

Total investment banking	146,997	215,030	(31.6)

Institutional sales and trading
Equities	101,827	85,049	19.7
Fixed income	5,863	49,937	(88.3)

Total institutional sales and trading	107,690	134,986	(20.2)

Asset management	12,984	1,102	N/M

Other income/(loss)	(4,326)	1,302	N/M

Total net revenues	$263,345	$352,420	(25.3)%

N/M — Not meaningful
     For the nine months ended September 30, 2008, investment banking revenues decreased 31.6 percent to $147.0 million, compared with $215.0 million in the prior-year period. Equity financing revenues were $36.6 million, a decrease of 63.0 percent from the prior-year period, which was due to a significant decline in equity underwriting activity. During the nine months ended September 30, 2008, we completed 37 equity financings, raising $6.1 billion in capital excluding the $19.7 billion of capital raised from the VISA initial public offering, on which we were a co-lead manager, compared with 73 equity financings, raising $10.5 billion in capital, during the nine months ended September 30, 2007. For the nine months ended September 30, 2008, debt financing revenues declined 17.2 percent to $52.4 million, due primarily to fewer completed public finance transactions. We were the underwriter of 271 public finance issues with a par value of $6.1 billion in the first nine months of 2008, compared with 324 public finance issues with a par value of $5.1 billion in the prior-year period. Advisory services revenues increased 9.9 percent to $57.9 million for the nine months ended September 30, 2008, compared with $52.7 million in the prior-year period, due to increased merger and acquisition activity.

     For the nine months ended September 30, 2008, institutional sales and trading revenues declined 20.2 percent to $107.7 million, compared with the prior-year period. Equity institutional sales and trading revenue increased 19.7 percent to $101.8 million for the nine months ended September 30, 2008, compared with $85.0 million in the prior-year period. Increased revenues from U.S. equities and incremental revenues from Hong Kong equities were offset in part by lower European equities revenues. Fixed income institutional sales and trading revenues decreased 88.3 percent to $5.9 million for the nine months ended September 30, 2008, compared with the corresponding period in 2007 due to a net loss in high yield and structured products from lower commissions and trading losses, and losses on our TOB program. Market conditions for high yield corporate bonds and structured products were difficult in the first nine months of 2008. We have liquidated certain of our inventories in high yield and structured products to reduce our exposure in this business. We no longer believe the variable rate municipal trust certificates will be a consistent source of financing for the TOB trusts and our plan is to exit this business in the coming quarters. For additional information related to our TOB program, refer to “Off-Balance Sheet Arrangements” below.
     For the nine months ended September 30, 2008, other income/(loss) recorded a loss of $4.3 million, compared with income of $1.3 million in the corresponding period in 2007. The loss in the first nine months of 2008 was a result of losses recorded on our principal investments and higher interest expense resulting from increased financing requirements.
DISCONTINUED OPERATIONS
     For the nine months ended September 30, 2008, discontinued operations recorded net income of $0.8 million, which primarily related to a PCS legal settlement recorded in the second quarter of 2008 offset by changes in estimates on leased office space recorded in the third quarter of 2008.
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
Level I — Quoted prices (unadjusted) are available in active markets for identical assets or liabilities as of the report date. A quoted price for an identical asset or liability in an active market provides the most reliable fair value measurement because it is directly observable to the market. The type of financial instruments included in Level 1 are highly liquid instruments with quoted prices such as equities listed in active markets and certain U.S. treasury bonds.
Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the report date. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Instruments which are generally included in this category are certain U.S. treasury bonds and U.S. government agency securities, certain corporate bonds, certain municipal bonds, certain asset-backed securities, certain convertible securities and derivatives.

Level III — Instruments that have little to no pricing observability as of the report date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments included in this category generally include auction rate municipal securities, certain asset-backed securities, certain firm investments, certain U.S. government agency securities, certain municipal bonds, certain convertible securities and certain corporate bonds.
     At September 30, 2008, Level III assets for which the Company bears economic exposure were $116.3 million. During the third quarter of 2008, we recorded net sales of $19.1 million of Level III assets. Our valuation adjustments (realized and unrealized) decreased Level III assets by $18.8 million of which $10.8 million represented realized losses related to writing off our TOB residual interests. Additionally, there was $7.4 million of net transfers out of the Level III category in the third quarter 2008.
     At September 30, 2008, Level III assets included the following: $50.2 million of auction rate municipal securities, of which the auctions have failed, $23.6 million of private equity investments, $36.8 million of asset-backed securities, $5.1 million of U.S. government agency securities, $4.0 million of municipal bonds, $2.5 million of convertible securities and $1.6 million of other fixed income securities. We value our auction rate municipal securities at par based upon our expectation of near-term restructurings of these securities. We principally value our private equity investments based upon market valuations received from fund managers. Our asset-backed securities principally consist of high yield and structured products secured by aircraft, which we value based upon our proprietary models and by the quoted market price of publicly traded securities with similar quality and yield.
     At September 30, 2008, Level III liabilities included $2.9 million of asset-backed short securities and $4.5 million of private equity investments. During the third quarter of 2008, there was $1.9 million of net transfers out of the Level III category.
GOODWILL AND INTANGIBLE ASSETS
     We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value as required by Statement of Financial Accounting Standards No. 141, “Business Combinations.” Determining the fair value of assets and liabilities acquired requires certain management estimates. In 2007, we recorded $34.1 million of goodwill and $18.0 million of identifiable intangible assets related to the acquisition of FAMCO and recorded $19.2 million of goodwill related to the acquisition of Goldbond. At September 30, 2008, we had goodwill of $284.8 million. Of this goodwill balance, $220.0 million is a result of the 1998 acquisition of our predecessor, Piper Jaffray Companies Inc., and its subsidiaries by U.S. Bancorp.
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

     Given existing market conditions and declining revenues and profitability, the probability of impairment within a business segment has increased. Because 100 percent of goodwill is treated as a non-allowable asset for regulatory purposes, the impact of any future impairment on our net capital would not be significant, but the results of operations in that period could be materially adversely affected.
STOCK-BASED COMPENSATION
     As part of our compensation to employees and directors, we use stock-based compensation, consisting of restricted stock and stock options. Prior to January 1, 2006, we elected to account for stock-based employee compensation on a prospective basis under the fair value method, as prescribed by Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation,” and as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The fair value method required stock based compensation to be expensed in the consolidated statement of operations at their fair value.
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
     Compensation paid to employees in the form of service-based restricted stock or stock options is generally amortized on a straight-line basis over the required service period of the award and is included in our results of operations as compensation expense, net of estimated forfeitures. The majority of our service-based restricted stock and stock option grants provide for continued vesting after termination, provided that the employee does not violate certain post-termination restrictions as set forth in the award agreements or any agreements entered into upon termination. We consider the required service period to be the greater of the vesting period or the post-termination restricted period. We believe that our non-competition restrictions meet the SFAS 123(R) definition of a substantive service requirement.
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
     In determining the estimated fair value of stock options, we use the Black-Scholes option-pricing model. This model requires management to exercise judgment with respect to certain assumptions, including the expected dividend yield, the expected volatility, and the expected life of the options, which has historically been zero. The expected dividend yield assumption is derived from the assumed dividend payout over the expected life of the option. The expected volatility assumption for grants subsequent to December 31, 2006 is derived from a combination of our historical data and industry comparisons, as we have limited information on which to base our volatility estimates because we have only been a public company since the beginning of 2004. The expected volatility assumption for grants prior to December 31, 2006 were based solely on industry comparisons. The expected life of options assumption is derived from the average of the following two factors: industry comparisons and the guidance provided by the SEC in Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 allows the use of an “acceptable” methodology under which we can take the midpoint of the vesting date and the full contractual term. We believe our approach for calculating an expected life to be an appropriate method in light of the limited historical data regarding employee exercise behavior or employee post-termination behavior. Additional information regarding assumptions used in the Black-Scholes pricing model can be found in Note 16 to our consolidated financial statements.
     The vesting of stock options and restricted stock generally results in windfall tax benefits or shortfalls. A windfall tax benefit is defined as any corporate income tax benefit realized upon exercise or vesting of an award that exceeds amounts previously recognized in earnings. SFAS 123 (R) states that realized windfall tax benefits are credited to additional-paid-in-capital within the consolidated statement of financial condition. Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. As of September 30, 2008 we had a cumulative windfall tax benefit recorded within additional paid-in capital of $2.9 million.

CONTINGENCIES
     We are involved in various pending and potential legal proceedings related to our business, including litigation, arbitration and regulatory proceedings. Some of these matters involve claims for substantial amounts, including claims for punitive and other special damages. We have, after consultation with outside legal counsel and consideration of facts currently known by management, recorded estimated losses in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” to the extent that claims are probable of loss and the amount of the loss can be reasonably estimated. Our reserves totaled $15.7 million and $8.4 million at September 30, 2008 and December 31, 2007, respectively. A significant portion of our reserves at September 30, 2008 will be funded by an insurance receivable. The determination of these reserve amounts requires significant judgment on the part of management. In making these determinations, we consider many factors, including, but not limited to, the loss and damages sought by the plaintiff or claimant, the basis and validity of the claim, the likelihood of a successful defense against the claim, and the potential for, and magnitude of, damages or settlements from such pending and potential litigation and arbitration proceedings, and fines and penalties or orders from regulatory agencies.
     Under the terms of our separation and distribution agreement with U.S. Bancorp and ancillary agreements entered into in connection with the spin-off in December 2003, we generally are responsible for all liabilities relating to our business, including those liabilities relating to our business while it was operated as a segment of U.S. Bancorp under the supervision of its management and board of directors and while our employees were employees of U.S. Bancorp servicing our business. Similarly, U.S. Bancorp generally is responsible for all liabilities relating to the businesses U.S. Bancorp retained. However, in addition to our established reserves, U.S. Bancorp agreed to indemnify us in an amount up to $17.5 million for losses that result from certain matters, primarily third-party claims relating to research analyst independence. U.S. Bancorp has the right to terminate this indemnification obligation in the event of a change in control of our company. As of September 30, 2008, approximately $12.8 million of the indemnification remained available.
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
     The majority of our tangible assets consist of assets readily convertible into cash. Financial instruments and other inventory positions are stated at fair value and are generally readily marketable in most market conditions. Under current market conditions certain inventory positions are being held in inventory longer than we originally expected. Receivables and payables with customers and brokers and dealers usually settle within a few days. As part of our liquidity strategy, we emphasize diversification of funding sources to the extent possible and maximize our lower-cost financing alternatives. Our assets are financed by our cash flows from operations, equity capital, proceeds from securities sold under agreements to repurchase and bank lines of credit. The fluctuations in cash flows from financing activities are directly related to daily operating activities from our various businesses.
     Certain market conditions can impact the liquidity of our inventory positions requiring us to hold larger inventory positions for longer than expected or requiring us to take other actions that may adversely impact our results. Turmoil in the credit markets late in the third quarter of 2008 disrupted traditional sources of liquidity for variable rate demand notes. This disruption initially resulted in us purchasing, for our own account, additional variable rate demand notes that we remarket thereby increasing our funding needs. Ultimately, we began putting these securities back, and instructing our clients to put them back, to the financial institutions that provide liquidity guarantees for these securities. This reduced our funding need and our inventory positions to a more normalized level by the end of the quarter.
     The credit market turmoil also impacted our tender option bond program in the third quarter of 2008 and as a result we decided to discontinue the program as we believe that the TOB trusts will not have long-term lives as we originally expected. This decision was based on the trusts’ liquidity provider deciding to exit this business and discontinue providing liquidity and the belief that the variable rate municipal trust certificates that support our program will no longer be a consistent source of funding. A reduction in the variable rate municipal trust certificates without a corresponding liquidation of the underlying bonds results in the need for additional funding that would require financing through our overnight bank lines or repurchase agreements. In certain cases we anticipate retaining the underlying bonds for a period of time. Discontinuing the TOB program meets two key objectives during this time of market turmoil. First, it removes a potential funding risk to the existing TOB program, and second it helps to manage our overall municipal exposure prudently relative to the overall risk framework that we maintain for the firm. For further discussion of our liquidity, market and credit risk related to variable rate certificates issued from trusts as part of our tender option bond program, refer to “Off-Balance Sheet Arrangements” below. For further discussion of our liquidity, market and credit risks related to variable rate demand notes, refer to “Enterprise Risk Management” below.
     A significant component of our employees’ compensation is paid in an annual discretionary bonus. The timing of these bonus payments, which generally are paid in February, has a significant impact on our cash position and liquidity when paid.
     We currently do not pay cash dividends on our common stock.
     On April 16, 2008, we announced that our board of directors had authorized the repurchase of up to $100 million in shares of our common stock. The share repurchase program will manage our equity capital relative to the growth of our business and offset, in part, the dilutive effect of employee equity-based compensation and expires on June 30, 2010. In the third quarter we repurchased $15 million of our shares of common stock under this authorization which equaled 444,225 shares at an average price of $33.77.
     We may add capital in 2009 to facilitate certain of our growth initiatives.
FUNDING SOURCES
     Short-term funding is obtained through the use of repurchase agreements and bank loans and are typically collateralized by the firm’s securities inventory. Short-term funding is generally obtained at rates based upon the federal funds rate. We have available both committed and uncommitted short-term financing with a diverse group of banks.

     Uncommitted Lines — Our uncommitted secured lines total $250 million with three banks. These secured lines are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have a $100 million uncommitted unsecured facility with one of these banks. We use these credit facilities in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under these facilities varies daily based on our funding needs. These uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. For example, these lines are subject to approval by the respective bank each time an advance is requested and advances may be denied. We continue to manage our relationships with all the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business.
     Committed Lines — Our committed line is a $250 million revolving secured credit facility. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. However, of the $250 million in financing available under this facility, $125 million may only be drawn with specific municipal securities as collateral. The facility includes a covenant that requires us to maintain a minimum net capital of $180 million, and the unpaid principal amount of all advances under the facility will be due on September 25, 2009.
     Average net repurchase agreements (excluding repurchase agreements used to facilitate economic hedges) of $98 million and $83 million and short-term bank loans of $62 million and $5 million in the third quarter of 2008 and 2007, respectively, were primarily used to finance inventory as well as customer and trade-related receivables. On September 30, 2008, we had $13 million outstanding in short-term bank financing.
     On December 31, 2007, U.S. Bank N.A. agreed to provide up to $50 million in temporary subordinated debt upon approval by the Financial Industry Regulatory Authority (“FINRA”). This facility expires on December 26, 2008.
     On February 19, 2008, we also entered into a $600 million revolving credit facility with U.S. Bank N.A. pursuant to which we were permitted to request advances to fund certain short-term municipal securities. Interest was payable monthly, and the unpaid principal amount of all advances was due August 19, 2008. All advances were repaid as of August 19, 2008 and this credit facility was not renewed.
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
CAPITAL REQUIREMENTS
     As a registered broker dealer and member firm of FINRA, our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. Although this minimum net capital requirement is defined by the rule we maintain a significantly higher net capital position to effectively conduct our business and meet FINRA expectations. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rule and the net capital rule of FINRA. We expect that these provisions will not impact our ability to meet current and future obligations. We also are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. At September 30, 2008, our net capital under the SEC’s uniform net capital rule was $223.5 million, and exceeded the minimum net capital required under the SEC rule by $221.0 million.
     Although we operate with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our revenue producing activities.
     Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the U.K. Financial Services Authority (“FSA”). As of September 30, 2008, Piper Jaffray Ltd. was in compliance with the capital requirements of the FSA.

     We operate four entities licensed by the Hong Kong Securities and Futures Commission, which are subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rules promulgated under the Securities and Futures Ordinance. As of September 30, 2008, Piper Jaffray Asia regulated entities were in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Ordinance.
Off-Balance Sheet Arrangements
     In the ordinary course of business we enter into various types of off-balance sheet arrangements including certain reimbursement guarantees meeting the FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), definition of a guarantee that may require future payments. The following table summarizes our off-balance-sheet arrangements at September 30, 2008 and December 31, 2007 as follows:

						Total
						Contractual Amount
Expiration Per Period at September 30, 2008			2010-	2012-	After	Sept. 30,	December 31,
(Dollars in thousands)	2008	2009	2011	2013	2013	2008	2007
Match-book derivative contracts (1)(2)	$—	$40,295	$—	$1,680	$6,399,672	$6,441,647	$6,967,869
Derivative contracts excluding match- book derivatives (2)	—	—	25,000	21,810	1,084,427	1,131,237	562,706
Loan commitments	—	—	—	—	—	—	—
Private equity and other principal investments	—	—	—	—	—	4,011	4,900

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts, but we do have counterparty risk up to $10 million with one major financial institution.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional amount overstates the expected payout. At September 30, 2008 and December 31, 2007, the fair value of these derivative contracts approximated $29.9 million and $18.4 million, respectively.

DERIVATIVES
     Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our consolidated statements of financial condition. Rather, the market value, or fair value, of the derivative transactions are reported in the consolidated statements of financial condition as assets or liabilities in financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased, as applicable. Derivatives are presented on a net-by-counterparty basis when a legal right of offset exists, and on a net-by-cross product basis when applicable provisions are stated in a master netting agreement. Cash collateral received or paid is netted on a counterparty basis, provided a legal right of offset exists.
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

     The sale of municipal bonds into an SPE trust as part of our TOB program is funded by the sale of variable rate certificates to institutional customers seeking variable rate tax-free investment products. These variable rate certificates reprice weekly. We have contracted with a major third-party financial institution who acts as the liquidity provider for our tender option bond trusts and we have agreed to reimburse the liquidity provider for any losses associated with providing liquidity to the trusts. This liquidity provider has the ability to terminate its agreement and in the third quarter of 2008 the liquidity provider to all of our trusts notified us they will be exiting this line of business in 2009.
     In the third quarter of 2008, we made the determination that 23 securitization vehicles (“Securitized Trusts”) formerly meeting the definition of QSPE’s no longer qualified for off-balance sheet accounting treatment, because we believe it’s probable we will have material involvement with the Securitized Trusts under the terms of our reimbursement obligation to the liquidity provider for the Securitized Trusts. Our obligation under the reimbursement agreement became probable due to severe dislocation in the municipal securities market in the third quarter of 2008. The severe turmoil in the broader debt financial markets created an imbalance in the supply and demand for municipal securities. This dislocation in the municipal securities markets resulted in TOB values declining to a value that was less than the outstanding trust certificates, making it probable that we would be obligated to reimburse the liquidity provider for losses under the terms of our reimbursement agreement. We don’t believe we can replace the existing liquidity provider who is exiting the business at economically viable pricing. In addition, we no longer believe the variable rate trust certificates will be a consistent source of funding for the trusts. As a result, we have made the decision to discontinue our TOB program in the coming quarters.
     SPEs that do not meet the QSPE criteria because their permitted activities are not limited sufficiently or control remains with one of the owners are referred to as VIEs. Under FIN 46(R), we consolidate a VIE if we are the primary beneficiary of the entity. The primary beneficiary is the party that either (i) absorbs a majority of the VIEs expected losses; (ii) receives a majority of the VIEs expected residual returns; or (iii) both. At September 30, 2008 we are party to a total of 26 tender option bond securitizations whereby control remained with one of the owners and we are the primary beneficiary of the VIE. Accordingly, we have recorded an asset for the underlying bonds of $305.1 million (par value $339.9 million) and a liability for the certificates sold by the trusts for $315.9 million as of September 30, 2008. See Note 7, “Securitizations,” in the notes to our consolidated financial statements for a complete discussion of our securitization activities.
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
LOAN COMMITMENTS
     We may commit to short-term “bridge-loan” financing for our clients or make commitments to underwrite corporate debt. We had no loan commitments outstanding at September 30, 2008. Bridge-loan financings that have been funded are recorded in other assets at amortized cost on the consolidated statement of financial condition. At September 30, 2008 we had two bridge-loan financings funded totaling $18.3 million. One bridge loan totaling $10 million is in default as of October 31, 2008, however, we currently believe that the value of our secured collateral exceeds $10 million and accordingly we have not recorded an impairment loss on this loan as of October 31, 2008 as the value of our secured collateral exceeds the value of our bridge loan.
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
     Our different types of market risk include:
     Interest Rate Risk — Interest rate risk represents the potential volatility from changes in market interest rates. We are exposed to interest rate risk arising from changes in the level and volatility of interest rates, changes in the shape of the yield curve, changes in credit spreads, and the rate of prepayments. Interest rate risk is managed through the use of appropriate hedging in U.S. government securities, agency securities, mortgage-backed securities, corporate debt securities, interest rate swaps, options, futures and forward contracts. We utilize interest rate swap contracts to hedge a portion of our fixed income inventory, to hedge our tender option bond program, and to hedge rate lock agreements and forward bond purchase agreements we may enter into with our public finance customers. Our interest rate hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate risk. These interest rate swap contracts are recorded at fair value with the changes in fair value recognized in earnings.
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

	At September 30,	At December 31,
(Dollars in thousands)	2008	2007
Interest Rate Risk	$4,537	$2,085
Equity Price Risk	282	448
Diversification Effect (1)	(1,897)	(736)

Total Value-at-Risk	$2,922	$1,797

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.
     We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the three months ended September 30, 2008.

For the Three Months Ended September 30, 2008
(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$4,537	$555	$1,435
Equity Price Risk	935	229	504
Diversification Effect (1)			(445)
Total Value-at-Risk	2,922	623	1,494

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

     Trading losses incurred on a single day exceeded our 95% one-day VaR on four occasions during the third quarter of 2008.
     The aggregate VaR as of September 30, 2008 increased compared to levels reported as of December 31, 2007 due to increased market volatility as well as the increase in municipal exposure related to the TOB program that was brought on-balance sheet at the end of the quarter. We are managing the TOB program assets as part of our overall risk management metrics and limits.
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
     We are also exposed to liquidity risk in our day-to-day funding activities. We have the benefit of a strong capital structure given our relatively low leverage ratio of 1.9 as of September 30, 2008 and our U.S. broker dealer’s net capital of $221 million as of September 30, 2008. In addition, we manage this risk by diversifying our funding sources across products and among individual counterparties within those products. For example, our treasury department actively manages the use of repurchase agreements and secured and unsecured bank borrowings each day depending on pricing, availability of funding, available collateral and lending parameters from any one of these sources. We also added a committed bank line to our funding sources during the third quarter of 2008 to further manage liquidity risk.
     In addition to managing our capital and funding, the treasury department oversees the management of net interest income risk and the overall use of our capital, funding, and balance sheet.
     As discussed within “Liquidity, Funding and Capital Resources” above, the turmoil in the credit markets has disrupted traditional sources of liquidity for variable rate demand notes, auction rate municipal securities and variable rate municipal trust certificates, which support our tender option bond program.
     We currently act as the remarketing agent for approximately $7.6 billion of variable rate demand notes, which all have a financial institution providing a liquidity guarantee. As remarketing agent for our clients’ variable rate demand notes, we are the first source of liquidity for sellers of these instruments. At certain times, demand from buyers of variable rate demand notes is less than the supply generated by sellers of these instruments. In times of supply and demand imbalance we may (but are not obligated to) facilitate liquidity by purchasing variable rate demand notes from sellers for our own account. Our liquidity risk related to variable rate demand notes is ultimately mitigated by our ability to put these securities back to the financial institution providing the liquidity guarantee. We experienced this supply and demand imbalance during the third quarter of 2008 and began putting these securities back, and instructing our clients to put these securities back, to the financial institutions that provide liquidity guarantees for these securities.
     We currently act as the broker-dealer for approximately $0.4 billion of auction rate municipal securities, all of which are insured by monolines. Demand by investors for auction rate securities backed by certain monoline insurers declined significantly in the first quarter of 2008 and we increased our inventory positions in early 2008 in an effort to facilitate liquidity. The market for auction rate securities has ceased to function and as a result we have been working with the underlying municipal issuers to restructure their outstanding auction rate debt into something more market-acceptable. As of October 31, 2008, our inventory position was reduced to $50.2 million in these securities.
     As of September 30, 2008, our tender option bond program had securitized $339.9 million in par value ($305.1 million in market value) of municipal bonds in 26 trusts. Each municipal bond is sold into a trust that is funded by the sale of variable rate municipal trust certificates to institutional customers seeking variable rate tax-free investment products. We act as the remarketing agent for all of these trusts. The credit market turmoil impacted our tender option bond program in the third quarter of 2008 and as a result we decided to discontinue the program as we believe that the TOB trusts will not have long-term lives as we originally expected. This decision was based on the trusts’ liquidity provider deciding to discontinue providing liquidity and the belief that the variable rate municipal trust certificates that support our program will no longer be a consistent source of funding. A reduction in the variable rate municipal trust certificates without a corresponding liquidation of the underlying bonds, results in additional funding needs that need to be financed through our overnight bank lines or repurchase agreements. In certain cases we anticipate retaining the underlying bonds for a period of time. Discontinuing the TOB program meets two key objectives during this time of market turmoil. First, it removes a potential funding risk to the existing TOB program, and second it helps manage our overall municipal exposure prudently relative to the overall risk framework that we maintain for the firm. See “Off-Balance Sheet Arrangements — Special Purpose Entities” above, for further discussion of our tender option bond program.
     The municipal debt markets continue to experience increased uncertainty and volatility and we believe this may continue for several months or quarters, which may have an adverse impact on our results of operations, including declines in the value of municipal inventory positions such as TOB positions, auction rate securities, and variable rate demand notes.

CREDIT RISK
     Credit risk in our business arises from potential non-performance by counterparties, customers, borrowers or issuers of securities we hold in our trading inventory. The global credit crisis also has created increased credit risk, particularly counterparty risk, as the interconnectedness of the financial markets has caused market participants to be impacted by systemic pressure, or contagion, that results from the failure or expected failure of large market participants.
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
     Credit exposure associated with our bridge-loan financings is monitored regularly by our market and credit risk committee. At September 30, 2008 we had one $10 million bridge-loan financing that was in default, however, we currently believe that the value of our secured collateral exceeds the value of our $10 million bridge-loan.
     Our risk management functions review risk associated with institutional counterparties with whom we hold repurchase and resale agreement facilities, stock borrow or loan facilities, derivatives, TBAs and other documented institutional counterparty agreements that may give rise to credit exposure. Counterparty levels are established relative to the level of counterparty ratings and potential levels of activity. In the third quarter of 2008 a major investment bank, Lehman Brothers Holdings Inc. (“Lehman”), filed for bankruptcy protection. As of September 30, 2008, we estimate our counterparty exposure to Lehman to be $2.1 million.
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
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding disclosure. During the third quarter of our fiscal year ended December 31, 2008, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS
     The following supplements and amends our discussion set forth under Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and the quarter ended June 30, 2008.
Initial Public Offering Allocation Litigation — During the third quarter, the parties agreed to settle all actions related to this matter. This settlement is subject to definitive documentation and court approval.
Enron Litigation — During the third quarter, a claim arising out of one of the four transactions at issue was settled.
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
The following information updates the risk factors set forth in our Annual Report on Form 10K.
An impairment in the carrying value of goodwill or identifiable intangible assets could negatively affect our results of operations and financial condition.
     We are required to perform a test for impairment of goodwill and identifiable intangible assets at least annually, and, consistent with previous practice, we will perform this test for impairment during the fourth quarter. At September 30, 2008, we had goodwill of $284.8 million, of which $220.0 million is a result of the 1998 acquisition of our predecessor, Piper Jaffray Companies Inc., and its subsidiaries by U.S. Bancorp. At September 30, 2008, we had $15.2 million of identifiable intangible assets related to the acquisition of FAMCO. If, during our annual test for impairment, we determine that an impairment to goodwill and/or identifiable intangible assets has occurred, we would be required to write down these amounts and incur a loss. The amount of any such write down could be significant and would negatively affect our results of operations and financial condition.
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2008.

     In addition, a third-party trustee makes open-market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.

				Total Number of
				Shares Purchased as	Approximate Dollar Value
	Total Number			Part of Publicly	of Shares that May Yet Be
	of Shares		Average Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased		per Share	Programs	or Programs(1)
Month #1 (July 1, 2008 to July 31, 2008)	444,225	(2)	$33.75	444,225	$85.0 million
Month #2 (August 1, 2008 to August 31, 2008)	16,196	(3)	$33.91	0	$85.0 million
Month #3 (September 1, 2008 to September 30, 2008)	12,269	(4)	$38.08	0	$85.0 million

Total	472,690		$33.86	444,225	$85.0 million

(1)	On April 16, 2008, we announced that our board of directors had authorized the repurchase of up to $100 million of common stock through June 30, 2010.

(2)	Consists of 444,225 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $33.75.

(3)	Consists of 16,196 shares of common stock repurchased from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price of $33.91.

(4)
Consists of 280 shares of common stock repurchased from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price of $42.10 and 11,989 shares of common stock forfeited by Armstrong Capital Ltd, in satisfaction of indemnification claims by the company in connection with its acquisition of Goldbond at a per share price of $37.99.

ITEM 6.	EXHIBITS

Exhibit		Method of
Number	Description	Filing

10.1	Loan Agreement (Broker-Dealer VRDN Facility), dated September 30, 2008, between Piper Jaffray & Co. and U.S. Bank National Association (excluding exhibits, which Piper Jaffray Companies agrees to furnish to the Securities Exchange Commission upon request)	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 2008.

PIPER JAFFRAY COMPANIES

By /s/ Andrew S. Duff

Its Chairman and CEO

By /s/ Debbra L. Schoneman

Its Chief Financial Officer

Exhibit Index

Exhibit		Method of
Number	Description	Filing
10.1	Loan Agreement (Broker-Dealer VRDN), dated September 30, 2008, between Piper Jaffray & Co. and U.S. Bank National Association (excluding exhibits, which Piper Jaffray Companies agrees to furnish to the Securities Exchange Commission upon request)	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith