Form 10-K
period 2008-12-31
PIPER JAFFRAY COMPANIES
filed 2009-03-02
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the 18,479,731 shares of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates based upon the last sale price, as reported on the New York Stock Exchange, of the Common Stock on June 30, 2008 was approximately $542 million.
As of February 20, 2009, the Registrant had 19,805,995 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts I, II, and IV of this Annual Report on Form 10-K incorporate by reference information from the Registrant’s 2008 Annual Report to Shareholders that is included in Exhibit 13.1 to this Annual Report on Form 10-K.
Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s Proxy Statement for its 2009 Annual Meeting of Shareholders to be held on May 7, 2009.

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Form 10-K contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward looking statements include, among other things, statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under “Legal Proceedings” in Part I, Item 3 of this From 10-K. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under “Risk Factors” in Item 1A, as well as those factors discussed under “External Factors Impacting Our Business” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” from our 2008 Annual Report to Shareholders and in our subsequent reports filed with the Securities and Exchange Commission (“SEC”). Our SEC reports are available at our Web site at www.piperjaffray.com and at the SEC’s Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.
ITEM 1. BUSINESS.
Overview
     Piper Jaffray Companies is a leading, international middle-market investment bank and institutional securities firm, serving the needs of middle-market corporations, private equity groups, public entities, nonprofit clients and institutional investors. Founded in 1895, Piper Jaffray provides a broad set of products and services, including equity and debt capital markets products; public finance services; mergers and acquisitions advisory services; institutional equity and fixed income sales and trading; equity research; and asset management services. We are headquartered in Minneapolis, Minnesota and have 29 offices across the United States and international locations in London, Hong Kong and Shanghai. We market our investment banking and institutional securities business under a single name—Piper Jaffray—which gives us a consistent brand across this business. We market our primary asset management business under the name of FAMCO, which is derived from our subsidiary, Fiduciary Asset Management, LLC.
     Prior to 1998, Piper Jaffray was an independent public company. U.S. Bancorp acquired the Piper Jaffray business in 1998 and operated it through various subsidiaries and divisions. At the end of 2003, U.S. Bancorp facilitated a tax-free distribution of our common stock to all U.S. Bancorp shareholders, causing Piper Jaffray to become an independent public company again.
     Our continuing operations consist principally of four components:
•	Investment Banking — We raise capital through equity and debt financings for our corporate clients. We operate in eight focus industries, namely, the alternative energy, business services, consumer, financial institutions, health care, industrial growth, media and telecommunications, and technology industries, primarily focusing on middle-market clients. We also provide financial advisory services relating to mergers and acquisitions to clients in these focus industries, as well as to companies in other industries. For our government and non-profit clients, we underwrite debt issuances and provide financial advisory and interest rate risk management services. Our public finance investment banking capabilities focus on state and local governments, healthcare, higher education, housing, hospitality and commercial real estate industries.

•	Equity and Fixed Income Institutional Sales and Trading — We offer both equity and fixed income advisory and trade execution services for institutional investors, public and private corporations, public entities and non-profit clients. Integral to our capital markets efforts, we have equity sales and trading relationships with institutional investors in the United States, Europe and Asia that invest in our focus industries. Our fixed income sales and trading professionals have expertise in municipal, corporate, agency and high-yield and structured product securities and cover a range of institutional investors. In addition, we engage in proprietary trading in certain products where we have expertise.

•	Asset Management — In the third quarter of 2007, we acquired Fiduciary Asset Management, LLC (“FAMCO”), an asset management firm with $5.9 billion in assets under management at December 31, 2008. Our asset management services are principally offered through this subsidiary. FAMCO provides services to separately managed accounts and closed-end funds and offers an array of investment products including traditional, quantitative and hedge equity, master limited partnerships and fixed income.

•	Other Income — Other income includes gains and losses from investments in private equity and venture capital funds as well as other firm investments and income associated with the forfeiture of stock-based compensation.

     On August 11, 2006, we completed the sale of our Private Client Services branch network and certain related assets to UBS Financial Services Inc., a subsidiary of UBS AG (“UBS”), thereby exiting the Private Client Services (“PCS”) business. The purchase price under the asset purchase agreement was approximately $750 million, which included $500 million for the branch network and approximately $250 million for the net assets of the branch network. For further information regarding the sale, see Note 4 to our consolidated financial statements included in our 2008 Annual Report to Shareholders, which is incorporated herein by reference and is included in Exhibit 13.1 to this Form 10-K.
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
Financial Information about Geographic Areas
     We operate predominantly in the United States. We also provide investment banking, research, and sales and trading services to selected companies in international jurisdictions in Europe and Asia. Piper Jaffray Ltd. is our brokerage and investment banking subsidiary domiciled in London, England. We have investment banking offices in Hong Kong and Shanghai that operate under the name Piper Jaffray Asia. Net revenues derived from international operations were $43.3 million, $67.8 million, and $36.8 million for the years ended December 31, 2008, 2007, and 2006, respectively. Long-lived assets attributable to foreign operations were $12.7 million, $23.6 million and $3.7 million at December 31, 2008, 2007 and 2006, respectively.
Competition
     The financial services industry underwent a historic reshaping in 2008. The industry witnessed the bankruptcy of Lehman Brothers Holdings Inc., multiple consolidations of financial institutions, the conversion of prominent investment banks into bank holding companies, the conservatorship of Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal National Mortgage Association (Fannie Mae) by the U.S. Federal Government and the passage of the Emergency Economic Stabilization Act of 2008. Despite this reshaping, our business continues to be subject to intense competition driven by large Wall Street and international firms operating independently or as part of a large commercial banking institution. We also compete with regional broker dealers, boutique and niche-specialty firms, and alternative trading systems that effect securities transactions through various electronic media. Competition is based on a variety of factors, including price, quality of advice and service, reputation, product selection, transaction execution and financial resources. Many of our large competitors have greater financial resources than we have and may have more flexibility to offer a broader set of products and services than we can.
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
Employees
     As of February 20, 2009, we had approximately 1,036 employees, of whom approximately 551 were registered with the Financial Industry Regulatory Authority (“FINRA”).

Regulation
     As a participant in the financial services industry, our business is regulated by U.S. federal and state regulatory agencies, self-regulatory organizations (“SROs”) and securities exchanges, and by foreign governmental agencies, financial regulatory bodies and securities exchanges. We are subject to complex and extensive regulation of most aspects of our business, including the manner in which securities transactions are effected, net capital requirements, recordkeeping and reporting procedures, relationships and conflicts with customers, the handling of cash and margin accounts, conduct, experience and training requirements for certain employees, and the manner in which we prevent and detect money-laundering activities. The regulatory framework of the financial services industry is designed primarily to safeguard the integrity of the capital markets and to protect customers, not creditors or shareholders.
     The laws, rules and regulations comprising this regulatory framework can (and do) change frequently, as can the interpretation and enforcement of existing laws, rules and regulations. Most recently, governments in the U.S. and abroad have intervened on an unprecedented scale, responding to the stresses experienced in the global financial markets. These events have in turn led to proposals for legislation that could substantially intensify the regulation of the financial services industry and are expected to be introduced in the U.S. Congress, in state legislatures and around the world. Substantial regulatory and legislative initiatives, including a comprehensive overhaul of the regulatory system in the U.S. and rules to more closely regulate derivative transactions, are possible in the years ahead. We are unable to predict whether any of these initiatives will succeed, which form they will take, or whether any additional changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations.
     Our operating subsidiaries include broker dealer and related securities entities organized in the United States, the United Kingdom and the Hong Kong Special Administrative Region of the People’s Republic of China (“PRC”). Each of these entities is registered or licensed with the applicable local securities regulator and is a member of or participant in one or more local securities exchanges and is subject to all of the applicable rules and regulations promulgated by those authorities. We also maintain a representative office in the PRC, and this office is registered with the PRC securities regulator and subject to applicable rules and regulations of the PRC.
     Specifically, our U.S. broker dealer subsidiary (Piper Jaffray & Co.) is registered as a securities broker dealer with the SEC and is a member of various SROs and securities exchanges. In July of 2007, the National Association of Securities Dealers and the member regulation, enforcement and arbitration functions of the New York Stock Exchange (“NYSE”) consolidated to form FINRA, which now serves as the primary SRO of Piper Jaffray & Co., although the NYSE continues to have oversight over NYSE-related market activities. FINRA regulates many aspects of our U.S. broker dealer business, including registration, education and conduct of our employees, examinations, rulemaking, enforcement of these rules and the federal securities laws, trade reporting and the administration of dispute resolution between investors and registered firms. We have agreed to abide by the rules of FINRA (as well as those of the NYSE and other SROs), and FINRA has the power to expel, fine and otherwise discipline Piper Jaffray & Co. and its officers, directors and employees. Among the rules that apply to Piper Jaffray & Co. are the uniform net capital rule of the SEC (Rule 15c3-1) and the net capital rule of FINRA. Both rules set a minimum level of net capital a broker dealer must maintain and also require that a portion of the broker dealer’s assets be relatively liquid. Under the FINRA rule, FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below FINRA requirements. In addition, Piper Jaffray & Co. is subject to certain notification requirements related to withdrawals of excess net capital. As a result of these rules, our ability to make withdrawals of capital from Piper Jaffray & Co. may be limited. In addition, Piper Jaffray & Co. is licensed as a broker dealer in each of the 50 states, requiring us to comply with applicable laws, rules and regulations of each state. Any state may revoke a license to conduct a securities business and fine or otherwise discipline broker dealers and their officers, directors and employees. Piper Jaffray & Co. also has established a representative office in Shanghai, PRC, which is registered with the China Securities Regulatory Commission (“CSRC”) and is subject to CSRC administrative measures applicable to foreign securities organizations operating representative offices in China. These administrative measures relate to, among other things, business conduct.
     Piper Jaffray Ltd., our U.K. brokerage and investment banking subsidiary, is registered under the laws of England and Wales and is authorized and regulated by the U.K. Financial Services Authority (“FSA”). As a result, Piper Jaffray Ltd. is subject to regulations regarding, among other things, capital adequacy, customer protection and business conduct.
     We operate three entities licensed and regulated by the Hong Kong Securities and Futures Commission (“SFC”): Piper Jaffray Asia Limited, Piper Jaffray Asia Securities Limited and Piper Jaffray Asia Futures Limited. Each of these entities is registered under the laws of Hong Kong and subject to the Securities and Futures Ordinance and related rules regarding, among other things, capital adequacy, customer protection and business conduct.

     Each of the entities identified above also is subject to anti-money laundering regulations. Piper Jaffray & Co. is subject to the USA PATRIOT Act of 2001, which contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations requiring us to implement standards for verifying client identification at account opening, monitoring client transactions and reporting suspicious activity. Piper Jaffray Ltd. and our Piper Jaffray Asia entities are subject to similar anti-money laundering laws and regulations promulgated in the United Kingdom and Hong Kong, respectively. Certain of our businesses also are subject to compliance with laws and regulations of U.S. federal and state governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges governing the privacy of client information. Any failure with respect to our practices, procedures and controls in any of these areas could subject us to regulatory consequences, including fines, and potentially other significant liabilities.
     Our asset management subsidiaries, Fiduciary Asset Management LLC (FAMCO), Piper Jaffray Investment Management LLC, and Piper Jaffray Private Capital LLC, are registered as investment advisers with the SEC and subject to the regulation and oversight by the SEC. FAMCO is also authorized by the Irish Financial Services Regulatory Authority as an investment advisor in Ireland and cleared by the Luxembourg Commission de Surviellance du Secteur Financier as a manager to Luxembourg funds.
Executive Officers
     Information regarding our executive officers and their ages as of February 20, 2009, are as follows:

Name	Age	Position(s)
Andrew S. Duff	51	Chairman and Chief Executive Officer
Thomas P. Schnettler	52	President and Chief Operating Officer
James L. Chosy	45	General Counsel and Secretary
Frank E. Fairman	51	Head of Public Finance Services
R. Todd Firebaugh	46	Chief Administrative Officer
Alex P.M. Ko	50	Head of Piper Jaffray Asia
Robert W. Peterson	41	Head of Equities
Jon W. Salveson	44	Head of Investment Banking
Debbra L. Schoneman	40	Chief Financial Officer
David I. Wilson	45	CEO, Piper Jaffray Ltd.
M. Brad Winges	41	Head of Fixed Income Services
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
     Thomas P. Schnettler is our president and chief operating officer. He has been with Piper Jaffray since 1986 and has held his current position since May 2008. He previously served as vice chairman and chief financial officer, a position he held from August 2006 until May 2008. Prior to that, he served as head of our Corporate and Institutional Services business beginning in July 2005, and as head of our Equities and Investment Banking group from June 2002 until July 2005, head of our investment banking department from October 2001 to June 2002, and as co-head of this department from 2000 until October 2001. From 1988 to 2000, he served Piper Jaffray as a managing director in our investment banking department.
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

     Alex P.M. Ko is head of Piper Jaffray Asia. Mr. Ko assumed his current title on February 2, 2009, after having served as chief executive officer of Piper Jaffray Asia since joining Piper Jaffray in October 2007. He joined Piper Jaffray in 2007 as part of our acquisition of Goldbond Capital Holdings Ltd., a Hong Kong-based investment banking firm that Mr. Ko founded in 2003. He served as chairman and chief executive officer of Goldbond Capital Holdings Ltd. from its founding until its sale to Piper Jaffray.
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
     Debbra L. Schoneman is our chief financial officer. Ms. Schoneman joined Piper Jaffray in 1990 and has held her current position since May 2008.  She previously served as treasurer from August 2006 until May 2008.  Prior to that, she served as finance director of our Corporate and Institutional Services business from July 2002 until July 2004 when the role was expanded to include our Public Finance Services division. From 1990 until July 2002, she served in various roles in the accounting and finance departments within Piper Jaffray.
     David I. Wilson is CEO of Piper Jaffray Ltd., and has responsibility for our European institutional sales, trading and investment banking operations. Mr. Wilson has held his current position since 2005. Prior to that, he served as our head of European investment banking since he joined the firm in 2001.
     M. Brad Winges is head of our Fixed Income Services business, a position he has held since January 2009. Mr. Winges joined Piper Jaffray in 1991 and served as head of Public Finance Services sales and trading from June 2005 until obtaining his current position. Prior to that, he served as head of municipal sales and trading from June 2003 until June 2005. From 1991 until June 2003, he was a municipal salesperson for Piper Jaffray.
ITEM 1A. RISK FACTORS.
Conditions in the financial markets and the economy generally adversely affected our businesses and profitability in 2008, and we expect these conditions to continue to adversely affect our business and profitability in 2009.
     During the second half of 2007 and throughout 2008, significant weakness and volatility in the credit markets stemming from difficulties in the U.S. housing market spread to the broader financial market and led to a decline in global economic growth that has resulted in a significant recession. Specifically, declines in the value of subprime mortgages spread to all mortgage and real estate asset classes, then to leveraged bank loans and eventually to nearly all asset classes, including equities. The declines in asset values had collateral consequences that increased the downward pressure on valuations. For example, investor margin calls, collateral posting requirements among counterparties, and redemptions within asset management increased. The decrease in asset values, coupled with the loss of investor confidence, exacerbated the negative market conditions, which eventually led to the failure or merger of a number of prominent financial institutions. As a result, financial institutions have reduced their willingness to lend, reducing liquidity that has historically funded large sections of the U.S. economy.
     In 2009, it is expected that these conditions and the recession will persist, causing a continuation of the unfavorable economic and market dynamics experienced in 2008, and possibly leading to a further decline in economic and market conditions. These conditions have had, and will continue to have, a direct and material impact on our results of operations and financial condition because performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity. We expect the reduced transaction volumes, reduced revenue and reduced profitability that we experienced in almost all of our main businesses in 2008 to continue throughout 2009. For example:
•	Our investment banking revenue, in the form of underwriting, placement and financial advisory fees from equity, acquisition and disposition, and public finance transactions, is directly related to the volume and value of the transactions as well as our role in these transactions. In 2008, the unfavorable market or economic conditions, which we expect to prevail during 2009, significantly reduced the volume and size of capital-raising transactions and advisory engagements for acquisitions and dispositions, thereby reducing the demand for our investment banking services and increasing price competition among financial services companies seeking such engagements. For example, only one initial public offering was completed in the fourth quarter of 2008, and the market for IPOs was at a thirty-year low at the conclusion of 2008. These conditions had, and will continue to have, a negative impact on our deal pipelines by reducing the backlog of transactions, the frequency and size of these transactions and the related underwriting, placement and advisory fees we receive for them, and our role in the transactions generating these fees.

•	Changes in interest rates and uncertainty regarding the future direction of interest rates materially adversely affected certain of our businesses in 2008, including our Fixed Income Services and Public Finance Services businesses. Within our Public Finance Services business, for example, the extreme disruptions in the credit market during the third quarter of this year caused us to consolidate our TOB program onto our balance sheet, resulting in a $21.7 million loss in the third quarter and additional losses in the fourth quarter. Further, these disruptions had a significant impact on the fair value of certain interest rate swap contracts for which we have credit risk, which if terminated at current values could have a material adverse effect on our business and results of operations. With respect to our Fixed Income Services business, the disruptions in the credit market during the year significantly reduced the demand for short-term fixed income products, particularly auction rate securities and variable rate demand notes. During the year, we voluntarily increased our inventory positions in these securities, particularly auction rate securities, exposing ourselves to greater market risk and potential financial losses from the reduction in value of illiquid positions. We currently hold $18 million of auction rate securities as of December 31, 2008. With respect to variable rate demand notes, we initially increased our inventory positions, then began tendering the securities to the financial institutions that provided liquidity guarantees for the securities. If the turmoil in the credit markets continues, we could experience additional losses or disruptions in these businesses and others during 2009.

•	During 2008, declines in the value of our positions relating to proprietary trading, investing and similar activities, resulted in reduced revenues and financial losses. For example, our high-yield and structured products business specializes in the secondary sales and trading market for aircraft finance debt, and the value of our positions related to this debt declined in 2008, contributing to financial losses for the year. We could experience similar reductions in the value of our inventory positions in 2009, which would have a negative impact on our business and results of operations.

•	We may experience a decline in institutional sales and trading revenue in 2009, particularly with respect to our Equities business, due to significantly reduced market values and asset levels, reduced commissions resulting from these declines, lower volume levels as volatility declines, and a reduction in the number of market participants, particularly hedge funds. A decline in institutional and trading revenue as a result of these factors would have a negative impact on our business and results of operations, and this impact could be material.

•	The downturn in the financial markets, which has reduced asset valuations, has adversely impacted our asset management business by reducing the value of assets under management, and as a result, the revenues associated with this business. Continued declines in asset values within the financial markets will continue to negatively impact our asset management business.
     In addition, concerns about the profitability and solvency of financial institutions increased during the year following the forced merger or failure of a number of prominent financial institutions, and these concerns had a negative impact on our business during 2008 in certain limited respects. Further concerns about the profitability and solvency of financial institutions during 2009 could have a more significant impact on our business, including with respect to our relationships with clients, counterparties and liquidity sources. For example, recent concerns over the possible nationalization of prominent financial institutions have negatively impacted the stock price of numerous financial services companies, including ours, and could have other negative impacts on our operations and financial results.
     It is difficult to predict how long these uncertain and unfavorable market and economic conditions and the accompanying recession will continue, whether contagion from the global credit crisis will cause market and economic conditions to continue to deteriorate, and which of our markets, products and businesses will continue to be adversely affected and to what degree. Currently, we anticipate these challenging market conditions will persist throughout 2009. We expect that equity and debt financing and acquisition and disposition activity will remain depressed through 2009. Our financial performance will be negatively impacted by these conditions because our business depends heavily on these markets, particularly equity financing, public finance and acquisition and disposition activity.
     The cyclical nature of the economy and this industry leads to volatility in our financial results, including our operating margins, compensation ratios and revenue and expense levels. In the current climate, our ability to attain break-even performance at reduced revenue levels may be limited by the fixed nature of certain expenses, the impact from unanticipated losses or expenses during the year and the inability to scale back costs in a timeframe to match decreases in revenue related changes in market and economic conditions. As a result, our financial results may vary significantly from quarter to quarter and year to year.
Developments in specific sectors of the economy during 2008 adversely affected, and may in the future adversely affect, our business and profitability.
     Our results for a particular period may be disproportionately impacted by declines in specific sectors of the economy due to our business mix and focus areas. For example:
•	We operate our investment banking business in eight equity focus sectors, which include alternative energy, business services, consumer, financial institutions, health care, industrial growth, media and telecommunications, and technology. In 2008, these sectors all experienced a downturn as the recession impacted almost all businesses, which materially adversely affected our business and results of operations. If the business environment for our focus sectors continues to suffer, impacts one or more sectors disproportionately as compared to the economy as a whole, or does not recover on pace with other sectors of the economy, our business and results of operations will be negatively impacted.

•	Our international revenue is principally derived from our activities in Europe and Asia, and the global recession has had a significant negative impact on economic and market conditions in these areas of the world, which reduced our revenue from these activities. We expect the decline in economic and capital markets activity in Europe and Asia to persist in 2009, which will continue to materially adversely affect our business and results of operations.

•	Our fixed income activities are centered on public finance investment banking and municipal sales and trading within the higher education, housing, state and local government, healthcare, and hospitality sectors. Our high-yield and structured product activities specialize in the secondary sales and trading market for aircraft finance debt. Volatility and market conditions in these sectors during 2008, particularly with respect to the market for aircraft finance debt, materially adversely affected our results. Continued declines in these sectors and markets would have a further negative impact on our results of operations in 2009. For example, we participate in the market for low- or non-rated public finance investment banking transactions, and this market has been, and we expect it to continue to be, challenged by current market conditions. An increased inability to conduct transactions in this market in 2009 could have a significant negative impact on our business. Further, we do not participate in significant segments of the fixed income market and, as a result, our operating results in this area may not correlate with the results of other firms or the fixed income market generally. For example, one or more of these segments may recover during 2009 and we would not benefit from the recovery if we are not a participant in that segment.

•	A significant portion of our institutional sales and trading revenues is generated by hedge funds and related entities that have been negatively impacted by the current market environment. If a significant number of market participants that we serve as clients cease operations, a failure to replace this lost business could materially adversely affect our business and results of operations. Further, a relatively small number of institutional clients generate a meaningful portion of our institutional sales and trading revenues and our asset management revenues are derived from one key client. A failure to replace this business could also have a significant negative impact on our business.
Our businesses, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, third parties who owe us money, securities or other assets.
     The amount and duration of our credit exposures have been increasing over the past several years, exposing us to the increased risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Deterioration in the credit quality of third parties whose securities or obligations we hold could result in losses and adversely affect our ability to rehypothecate or otherwise use those securities or obligations for liquidity purposes. A significant downgrade in the credit ratings of our counterparties could also have a negative impact on our results. Default rates, downgrades and disputes with counterparties as to the valuation of collateral tend to increase in times of market stress and illiquidity. Although we regularly review credit exposures to specific clients and counterparties and to specific industries that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In 2008, the market events affecting large investment banks created losses and uncertainty in several of our businesses. For example, we incurred losses following the bankruptcy of Lehman Brothers, and the market’s perception of the liquidity position of other large investment banks affected the counterparty that supports our customer interest rate swap contracts, which exposed us to an increased risk of losses. Also, concerns about, or a default by, one institution generally leads to losses, significant liquidity problems, or defaults by other institutions, which in turn adversely affects our business.
     Particular activities or products within our business have exposed us to increasing credit risk, including interest rate swap contracts with customer credit exposure, auction rate securities inventory positions, merchant banking investments (including bridge-loan financings), counterparty risk with a major financial institution related to customer interest rate swap contracts without customer credit exposure, investment banking and advisory fee receivables, customer margin accounts, and trading counterparty activities related to settlement and similar activities. With respect to interest rate swap contracts with customer exposure, we have counterparty credit exposure with six counterparties totaling $42.4 million at December 31, 2008. This counterparty credit exposure is part of our match-book derivative program that primarily consists of interest rate swaps. Of these six counterparties, one represents 49%, or $20.9 million in credit exposure as of December 31, 2008. This exposure is a result of credit market disruptions during the fourth quarter of 2008, which had a significant negative impact on the fair value of these interest rate swap contracts. The reduction in the fair value of the swap contracts increased the amount that would be payable to us in the event of a termination of the contract, and resulted in a corresponding increase in the amount that we would owe to our hedging counterparty. The amount we owe to our hedging counterparty is our exposure. Specifically, if the interest rate swap contracts for these six counterparties were to terminate at their current fair value, which we believe to be unlikely, it is possible that our counterparty would be unable to make its payment to us and we would still be obligated to pay our hedging counterparty an amount equal to our exposure. With respect to bridge loans, our credit exposure consisted of two financings totaling $19.8 million at December 31, 2008. One bridge loan totaling $11.9 million was in default as of December 31, 2008; however, we currently believe that the value of our secured collateral exceeds $11.9 million and have not recorded an impairment loss for this loan as of December 31, 2008. Non-performance by our counterparties, clients and others, including with respect to our interest rate swap contracts with customer credit exposures and our bridge loan financings, could result in losses, potentially material, and thus have a significant adverse effect on our business and results of operations.

Concentration of risk increases the potential for significant losses.
     Concentration of risk increases the potential for significant losses in our sales and trading, proprietary trading and underwriting businesses. We have committed capital to these businesses, and we may take substantial positions in particular types of securities and/or issuers. This concentration of risk may cause us to suffer losses even when economic and market conditions are generally favorable for our competitors. Further, disruptions in the credit markets can make it difficult to hedge exposures effectively and economically. We also experience concentration of risk in our role as remarketing agent and broker-dealer for certain types of securities, including in our role as remarketing agent for approximately $7.5 billion of variable rate demand notes. In an effort to facilitate liquidity, we may (but are not required to) increase our inventory positions in securities, exposing ourselves to greater concentration of risk and potential financial losses from the reduction in value of illiquid positions. Further, inventory positions that benefit from a liquidity provider, such as certain types of variable rate demand notes, may be adversely affected by an event that results in termination of the liquidity provider’s obligation, such as an insolvency or ratings downgrade of the monoline insurer.
     Further, the trend in capital markets in recent years has been toward larger and more frequent commitments of capital by financial services firms, and we were in the initial stages of increasing our activity in this regard before the recent economic decline. This concentration of risk has increased the potential for significant losses in our sales and trading, derivatives and underwriting areas, where we have committed capital and taken substantial positions in particular types of securities and/or issuers. As noted above, we have concentrated counterparty credit exposure with six counterparties totaling $42.4 million at December 31, 2008, as part of our match-book derivative program that primarily consists of interest rate swaps. Of these six counterparties, one represents 49%, or $20.9 million in credit exposure as of December 31, 2008. Our results of operations for a given period may be affected by the nature and scope of these activities, and such activities will subject us to market fluctuations and volatility that may adversely affect the value of our positions, which could result in significant losses and reduce our revenues and profits.
An inability to access capital readily or on terms favorable to us could impair our ability to fund operations and could jeopardize our financial condition.
     Liquidity, or ready access to funds, is essential to our business. Several large financial institutions failed or merged with others during 2008 as a result of the liquidity crisis that resulted from significant declines in asset values held by these institutions. To fund our business, we maintain a cash position and rely on bank financing as well as other funding sources such as the repurchase markets. The majority of our bank financing consists of uncommitted credit lines, which could become unavailable to us on relatively short notice. In 2008, we entered into a $250 million committed credit facility of which $125 million may only be drawn with specific municipal securities as collateral. Our access to our uncommitted funding sources could be hindered by many factors, and many of these factors we cannot control, such as economic downturns, the disruption of financial markets, the further failure or consolidation of other financial institutions, negative news about the financial industry generally or us specifically. We could experience further disruptions with our credit facilities in the future, including the loss of liquidity sources and/or increased borrowing costs, if lenders or investors develop a negative perception of our long-term or short- term financial prospects, which could result from further decreased business activity. Our liquidity also could be impacted by the activities resulting in concentration of risk, including proprietary activities from long-term investments and/or investments in specific markets or products without liquidity. Our access to funds may be impaired if regulatory authorities take significant action against us, or if we discover that one of our employees has engaged in serious unauthorized or illegal activity.

     In the future we may need to incur debt or issue equity in order to fund our working capital requirements, as well as to execute our growth initiatives that may include acquisitions and other investments. Also, we currently do not have a credit rating, which could adversely affect our liquidity and competitive position by increasing our borrowing costs and limiting access to sources of liquidity that require a credit rating as a condition to providing funds.
The financial services industry and the markets in which we operate are subject to systemic risk that could adversely affect our business and results.
     Participants in the financial services industry and markets increasingly are closely interrelated, for example as a result of credit, trading, clearing, technology and other relationships between them. A significant adverse development with one participant (such as a bankruptcy or default) will spread to others and lead to significant concentrated or market-wide problems (such as defaults, liquidity problems or losses) for other participants, including us. This systemic risk was evident during 2008 following the demise of Bear Stearns and Lehman Brothers, and the resulting events (sometimes described as “contagion”) had a negative impact on the remaining industry participants, including us. As noted above, we incurred losses following the bankruptcy of Lehman Brothers, and our counterparty risk with the financial institution that supports our customer interest rate swap activities increased as the contagion spread.
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
     Timely divestiture or transfer of our trading positions, including equity, fixed income and other securities positions, can be impaired by decreased trading volume, increased price volatility, rapid changes in interest rates, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions and changes in industry and government regulations. This is true for both customer transactions that we facilitate as agent as well as proprietary trading positions that we maintain. While we hold a security, we are vulnerable to price and value fluctuations and may experience financial losses to the extent the value of the security decreases and we are unable to timely divest, hedge or transfer our trading position in that security. The value may decline as a result of many factors, including issuer-specific, market or geopolitical events. Changing market conditions also are increasing the risks associated with trading positions. For example, market dynamics in late 2007 and early 2008 reduced liquidity for positions in short-term fixed income products, particularly auction rate securities. In an effort to facilitate liquidity for these products, we voluntarily increased our inventory positions in these products, particularly auction rate securities, exposing ourselves to greater market risk and potential financial losses from the reduction in value of illiquid positions. Although we have significantly reduced our positions in auction rate securities during the year, we continue to hold $18 million of auction rate securities as of December 31, 2008.
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

The use of estimates and valuations in measuring fair value involve significant estimation and judgment by management.
     We make various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring fair value of certain financial instruments, accounting for goodwill and intangible assets, establishing provisions for potential losses that may arise from litigation, regulatory proceedings and tax examinations, and valuing equity-based compensation awards. Estimates are based on available information and judgment. Therefore, actual results could differ from our estimates and that difference could have a material effect on our consolidated financial statements. For example, in the fourth quarter of 2008, we reported a $127.1 million (after-tax) charge for impairment of goodwill related to our capital markets business, largely a legacy from the acquisition of Piper Jaffray by U.S. Bancorp in 1998 and $10.9 million (after-tax) of losses associated with aircraft structured products inventory and the remaining TOB municipal bond portfolio following consolidation of the program. With respect to goodwill, further deterioration in economic or market conditions during 2009 and beyond could result in additional impairment charges, which could materially adversely affect our results of operations.
     With respect to measuring the fair value of certain financial instruments, trading securities owned, trading securities owned and pledged as collateral, and trading securities sold, but not yet purchased consist of financial instruments recorded at fair value, and unrealized gains and losses related to these financial instruments are reflected on our consolidated statements of operations. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. For example, the valuation of our derivative positions requires significant estimation and judgment by management and therefore is subject to significant subjectivity. Further, the present market environment has caused even the markets for transferable instruments to become substantially more illiquid and difficult to value. We also expect valuation to be increasingly influenced by external market and other factors, including implementation of recent SEC and FASB guidance on fair value accounting, issuer specific credit deteriorations and deferral and default rates, rating agency actions, and the prices at which observable market transactions occur. The current market environment significantly limits our ability to mitigate our exposures by selling or hedging our exposures. Our future results of operations and financial condition may be adversely affected by the valuation adjustments that we apply to these financial instruments.
Risk management processes may not fully mitigate exposure to the various risks that we face, including market risk, liquidity risk and credit risk.
     We continue to refine our risk management techniques, strategies and assessment methods on an ongoing basis. However, risk management techniques and strategies, both ours and those available to the market generally, may not be fully effective in mitigating our risk exposure in all economic market environments or against all types of risk. For example, we might fail to identify or anticipate particular risks that our systems are capable of identifying, or the systems that we use, and that are used within the industry generally, may not be capable of identifying certain risks. Some of our strategies for managing risk are based upon our use of observed historical market behavior. We apply statistical and other tools to these observations to quantify our risk exposure. Any failures in our risk management techniques and strategies to accurately quantify our risk exposure could limit our ability to manage risks. In addition, any risk management failures could cause our losses to be significantly greater than the historical measures indicate. Further, our quantified modeling does not take all risks into account. Our more qualitative approach to managing those risks could prove insufficient, exposing us to material unanticipated losses.

The volume of anticipated investment banking transactions may differ from actual results.
     The completion of anticipated investment banking transactions in our pipeline is uncertain and beyond our control, and our investment banking revenue is typically earned upon the successful completion of a transaction. In most cases we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client’s or counterparty’s business. During 2008, it was not uncommon for transactions to be delayed or terminated as a result of the adverse market conditions that were experienced. If the parties failed to complete a transaction on which we were advising or an offering in which we were participating, we earned little or no revenue from the transaction and may have incurred significant expenses (for example, travel and legal expenses) associated with the transaction. Accordingly, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties, and the number of engagements we have at any given time (and any characterization or description of our deal pipelines) is subject to change and may not necessarily result in future revenues.
Financing and advisory services engagements are singular in nature and do not generally provide for subsequent engagements.
     Even though we work to represent our clients at every stage of their lifecycle, we are typically retained on a short-term, engagement-by-engagement basis in connection with specific capital markets or mergers and acquisitions transactions. In particular, our revenues related to acquisition and disposition transactions tend to be highly volatile and unpredictable or “lumpy” from quarter to quarter due to the one-time nature of the transaction and the size of the fee. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any subsequent period. If we are unable to generate a substantial number of new engagements and generate fees from the successful completion of those transactions, our business and results of operations will likely be adversely affected.
Our stock price may fluctuate as a result of several factors, including but not limited to changes in our revenues and operating results.
     We have experienced, and expect to experience in the future, fluctuations in the market price of our common stock due to factors that relate to the nature of our business, including but not limited to changes in our revenues and operating results. Our business, by its nature, does not produce steady and predictable earnings on a quarterly basis, which causes fluctuations in our stock price that may be significant. During 2008, our stock price was negatively impacted by lower revenues, operating losses and negative investor sentiment affecting stock prices of the financial services industry as a whole. Other factors that have affected, and may further affect, our stock price include changes in or news related to economic or market events or conditions, changes in market conditions in the financial services industry, including the impact of recent concerns regarding the possible nationalization of certain prominent financial institutions, developments in regulation affecting our business, failure to meet the expectations of market analysts and changes in recommendations or outlooks by market analysts.
     During 2008, the stock price of many financial services companies was adversely affected by aggressive short selling, resulting in the issuance of an emergency order by the SEC on September 18, 2008 that prohibited short sales in the stock of numerous financial services companies, including ours. This emergency order has now expired, and our stock price may be negatively impacted in future periods by aggressive short selling in our stock.
We may not be able to compete successfully with other companies in the financial services industry who often have significantly greater resources that we do.
     Despite the negative events impacting the industry in 2008, the financial services industry remains extremely competitive, and our revenues and profitability will suffer if we are unable to compete effectively. We compete generally on the basis of such factors as quality of advice and service, reputation, price, product selection, transaction execution and financial resources. Pricing and other competitive pressures in investment banking, including the trends toward multiple book runners, co-managers and multiple financial advisors handling transactions, have continued and could adversely affect our revenues. In addition, we could experience increased pricing pressure from clients in this difficult market environment as clients look for ways to reduce costs, which would be exacerbated by increased competition for the relatively small number of transactions occurring in the current market.

     We also remain at a competitive disadvantage given our relatively small size compared to some of our competitors. Large financial services firms have a larger capital base, greater access to capital and greater resources than we have, affording them greater capacity for risk and potential for innovation, an extended geographic reach and flexibility to offer a broader set of products. For example, these firms have used their resources and larger capital base to take advantage of growth in international markets and to support their investment banking business by offering credit products to corporate clients, which is a significant competitive advantage. With respect to our Fixed Income Services and Public Finance Services businesses, it is more difficult for us to diversify and differentiate our product set, and our fixed income business mix currently is concentrated in traditional categories, potentially with less opportunity for growth than other firms who have grown their fixed income businesses by investing in, developing and offering non-traditional products.
     Recently, two large investment banks have obtained approval to become bank holding companies with the Board of Governors of the Federal Reserve System, which will provide these institutions with additional sources of liquidity from the federal government and additional capital consisting of insured bank deposits. Because we are smaller, the additional regulatory burdens and potential restrictions on our business limit the feasibility of becoming a bank holding company, which may be a competitive disadvantage in the current market.
Our ability to attract, develop and retain highly skilled and productive employees is critical to the success of our business.
     Historically, the market for qualified employees within the financial services industry has been marked by intense competition, and the performance of our business may suffer to the extent we are unable to attract and retain employees effectively, particularly given the relatively small size of our company and our employee base compared to some of our competitors and the geographic locations in which we operate. The primary sources of revenue in each of our business lines are commissions and fees earned on advisory and underwriting transactions and customer accounts managed by our employees, who have historically been recruited by other firms and in certain cases are able to take their client relationships with them when they change firms. Some specialized areas of our business are operated by a relatively small number of employees, the loss of any of whom could jeopardize the continuation of that business following the employee’s departure.
     Further, the difficult operating environment in 2008 caused us to significantly reduce our incentive compensation, to minimize the fixed component of our compensation costs and to reduce the number of employees across nearly all of our businesses. We also have paid a substantial portion of our annual bonus compensation in recent years in the form of equity, which declined in value during 2008 as the market price of our common stock declined. These actions and events may result in the loss of some of our professionals or the inability to recruit additional professionals at compensation levels that are within our target range for compensation and benefits expense. Going forward, our ability to retain and recruit also may be hindered if we limit our aggregate annual compensation and benefits expense as a percentage of annual net revenues.
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
     In the normal course of our business, we enter into various transactions with special purpose entities (“SPEs”) that we do not consolidate onto our balance sheet, typically because we do not have a controlling financial interest as defined under applicable accounting standards. The assessment of whether the accounting criteria for consolidation of an SPE are met requires management to exercise significant judgment. If certain events occur that require us to re-assess our initial determination of non-consolidation or if our judgment of non-consolidation is in error, we could be required to consolidate the assets and liabilities of an SPE onto our consolidated balance sheet and recognize its future gains or losses in our consolidated statement of income. For example, certain events during 2008 caused us to consolidate our tender option bond (“TOB”) program at the conclusion of the third quarter, which was our primary involvement with SPEs. The TOB program securitized approximately $300 million of municipal bonds through the sale of the bonds into an SPE. We determined that our TOB program no longer qualified for off- balance sheet accounting treatment because we believed that we would have material involvement with the SPEs under the reimbursement obligation to the third-party financial institution that acted as the liquidity provider for the TOB program. This material involvement resulted from volatility in the credit markets that caused a decline in the market value of municipal securities. As a result, we consolidated $258.2 million of municipal bonds held in off-balance sheet trusts established under the TOB program onto our balance sheet, resulting in a loss of $21.7 million in the third quarter of 2008. Other than the discontinued TOB program, our involvement with SPEs typically involves partnerships or limited liability companies, established for the purpose of investing in private or public equity securities or various partnership entities. For reasons outside of our control, including changes in existing accounting standards, or interpretations of those standards, the risk of consolidation of these SPEs could increase. Further consolidation would affect the size of our consolidated balance sheet and related funding requirements, and if the SPE’s assets include unrealized losses, could require us to recognize additional losses.

Use of derivative instruments as part of our risk management techniques may not effectively hedge the risks associated with activities in certain of our businesses.
     We may use futures, options, swaps or other securities to hedge inventory. For example, our fixed income business provides swaps and other interest rate hedging products to public finance clients, which our company in turn hedges through a counterparty. In addition, our fixed income business managed a portfolio of interest rate swaps that hedged the residual cash flows resulting from our TOB program. There are risks inherent in our use of these products, including counterparty exposure and basis risk. Counterparty exposure refers to the risk that the amount of collateral in our possession on any given day may not be sufficient to fully cover the current value of the swaps if a counterparty were to suddenly default. Basis risk refers to risks associated with swaps where changes in the value of the swaps may not exactly mirror changes in the value of the cash flows they are hedging. In the fourth quarter of 2008, our operating results were negatively impacted by the portfolio of interest rate swaps that hedged our discontinued TOB program, after volatility in the credit markets caused a dislocation between the hedging swaps and the value of the cash flows associated with the TOB program. Going forward, it is possible that we may incur additional losses from our remaining exposure to derivative and interest rate hedging products and the increased use of these products in the future. For example, the derivative instruments that we use to hedge the risks associated with interest rate swap contracts with public finance clients where we have retained the credit risk also were impacted by the recent volatility. If these interest rate swap contracts are terminated as a result of a client credit event, we may incur losses if we make a payment to our hedging counterparty without recovering any amounts from our client.
Our business is subject to extensive regulation in the jurisdictions in which we operate, and a significant regulatory action against our company may have a material adverse financial effect or cause significant reputational harm to our company.
     As a participant in the financial services industry, we are subject to complex and extensive regulation of many aspects of our business by U.S. federal and state regulatory agencies, self-regulatory organizations (including securities exchanges) and by foreign governmental agencies, regulatory bodies and securities exchanges. Specifically, our operating subsidiaries include broker dealer and related securities entities organized in the United States, the United Kingdom and the Hong Kong Special Administrative Region of the People’s Republic of China (“PRC”). Each of these entities is registered or licensed with the applicable local securities regulator and is a member of or participant in one or more local securities exchanges and is subject to all of the applicable rules and regulations promulgated by those authorities. We also maintain a representative office in the PRC, and this office is registered with the PRC securities regulator and subject to applicable rules and regulations of the PRC.
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
     Over the last several years we have expanded our international operations, including through the expansion of our European-based business located in the United Kingdom and the acquisition of Asia-based Goldbond Capital Holdings Ltd. Each of these businesses has subjected us to a unique set of regulations, including regarding capital adequacy, customer protection and business conduct, which has required us to devote increasing resources to our compliance efforts and exposed us to additional regulatory risk in each of these jurisdictions.
     In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. Most recently, governments in the U.S. and abroad have intervened on an unprecedented scale, responding to the stresses experienced in the global financial markets. These events have in turn led to proposals for legislation that could substantially intensify the regulation of the financial services industry, such proposals are expected to be introduced in the U.S. Congress, in state legislatures and around the world. The agencies regulating the financial services industry also frequently adopt changes to their regulations. Substantial regulatory and legislative initiatives, including a comprehensive overhaul of the regulatory system in the U.S. and rules to more closely regulate derivative transactions, are possible in the years ahead. We are unable to predict whether any of these initiatives will succeed, which form they will take, or whether any additional changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations.
     Our business also subjects us to the complex income tax laws of the jurisdictions in which we have business operations, and these tax laws may be subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. We must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes. We are subject to contingent tax risk that could adversely affect our results of operations, to the extent that our interpretations of tax laws are disputed upon examination or audit, and are settled in amounts in excess of established reserves for such contingencies.
     The effort to combat money laundering also has become a high priority in governmental policy with respect to financial institutions. The obligation of financial institutions, including ourselves, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls which have increased, and may continue to increase, our costs. Any failure with respect to our programs in this area could subject us to serious regulatory consequences, including substantial fines, and potentially other liabilities.

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
     We also could experience increased pricing pressure from clients in this difficult market environment as clients look for ways to reduce costs, which will be exacerbated by increased competition for the relatively small number of transactions occurring in the current market. In addition, we expect the equity sales and trading market to be negatively impacted by reduced market values and asset levels, reduced commissions resulting from these declines, lower volume levels as volatility declines, and a reduction in the number of market participants, particularly hedge funds. These factors will have a negative impact on our institutional sales and trading business that could be material.
We may make strategic acquisitions and minority investments, engage in joint ventures or divest or exit existing businesses, which could cause us to incur unforeseen expense and have disruptive effects on our business but may not yield the benefits we expect.
     We expect to grow in part through corporate development activities that include acquisitions, joint ventures and minority stakes. For example, we expanded our business into Asia through the acquisition of Goldbond Capital Holdings Ltd., and into asset management through the acquisition of FAMCO. These corporate development activities, and our future corporate development activities, are accompanied by a number of risks. Costs or difficulties relating to a transaction, including integration of products, employees, technology systems, accounting systems and management controls, may be difficult to predict accurately and be greater than expected causing our estimates to differ from actual results. We may be unable to retain key personnel after the transaction, and the transaction may impair relationships with customers and business partners. Also, our share price could decline after we announce or complete a transaction if investors view the transaction as too costly or unlikely to improve our competitive position. Longer-term, these activities require increased investment in management personnel, financial and management systems and controls and facilities, which, in the absence of continued revenue growth, would cause our operating margins to decline. More generally, any difficulties that we experience could disrupt our ongoing business, increase our expenses and adversely affect our operating results and financial condition. We also may be unable to achieve anticipated benefits and synergies from the transaction as fully as expected or within the expected time frame. Divestitures or elimination of existing businesses or products could have similar effects.

     To the extent that we pursue corporate development activities outside of the United States, including acquisitions, joint ventures and minority stakes, we will be subject to political, economic, legal, operational and other risks that are inherent in operating in a foreign country. These risks include possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities. In many countries, the laws and regulations applicable to the securities and financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws in a particular foreign market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. We are also subject to the enhanced risk that transactions we structure (for example, joint ventures) might not be legally enforceable in the relevant jurisdictions.
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
     A disruption in the infrastructure that supports our business due to fire, natural disaster, health emergency (for example, a disease pandemic), power or communication failure, act of terrorism or war may affect our ability to service and interact with our clients. If we are not able to implement contingency plans effectively, any such disruption could harm our results of operations.

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
     Investment performance is one of the most important factors in retaining existing clients and competing for new asset management business. Poor investment performance, such as the investment performance experienced in 2008, and other competitive factors could reduce our revenues and impair our growth in many ways: existing clients may withdraw funds from our asset management business in favor of better performing products or a different investment style or focus; our capital investments in our investment funds or the seed capital we have committed to new asset management products may diminish in value or may be lost; and our key employees in the business may depart, whether to join a competitor or otherwise.
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
     To the extent we conduct business outside the United States, for example in Europe and Asia, we are subject to risks including, without limitation, the risk that we will be unable to provide effective operational support to these business activities, the risk of non-compliance with foreign laws and regulations, and the general economic and political conditions in countries where we conduct business, which may differ significantly from those in the United States. In addition, we may experience currency risk as foreign exchange rates fluctuate in a manner that negatively impacts the value of non-U.S. dollar assets, revenues and expenses. If we are unable to manage these risks effectively, our reputation and results of operations could be harmed.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.
ITEM 2. PROPERTIES.
     As of February 20, 2009, we conducted our operations through 29 principal offices in 18 states and in London, Hong Kong, and Shanghai. All of our offices are leased. Our principal executive office is located at 800 Nicollet Mall, Suite 800, Minneapolis, Minnesota and, as of February 20, 2009, comprises approximately 320,000 square feet of leased space (of which approximately 99,460 square feet have been subleased to others and approximately 67,000 square feet will be contracted from the leased premises through an early reduction option). We have entered into a sublease arrangement with U.S. Bancorp, as lessor, for our offices at 800 Nicollet Mall, the term of which expires on May 29, 2014.
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
     As part of our asset purchase agreement with UBS for the sale of our PCS branch network, we have retained liabilities arising from regulatory matters and certain litigation relating to the PCS business prior to the sale.
     Litigation-related expenses include amounts we reserve and/or pay out as legal and regulatory settlements, awards or judgments, and fines. Parties who initiate litigation and arbitration proceedings against us may seek substantial or indeterminate damages, and regulatory investigations can result in substantial fines being imposed on us. We reserve for contingencies related to legal proceedings at the time and to the extent we determine the amount to be probable and reasonably estimable. However, it is inherently difficult to predict accurately the timing and outcome of legal proceedings, including the amounts of any settlements, judgments or fines. We assess each proceeding based on its particular facts, our outside advisors’ and our past experience with similar matters, and expectations regarding the current legal and regulatory environment and other external developments that might affect the outcome of a particular proceeding or type of proceeding. We believe, based on our current knowledge, after appropriate consultation with outside legal counsel and in light of our established reserves, that pending litigation, arbitration and regulatory proceedings, including those described below, will be resolved with no material adverse effect on our financial condition. Of course, there can be no assurance that our assessments will reflect the ultimate outcome of pending proceedings, and the outcome of any particular matter may be material to our operating results for any particular period, depending, in part, on the operating results for that period and the amount of established reserves and indemnification. We generally have denied, or believe that we have meritorious defenses and will deny, liability in all significant cases currently pending against us, and we intend to vigorously defend such actions.

Municipal Contract Matters
     We have received subpoenas and requests for information from, and we are responding to, the SEC, the U.S. Department of Justice(“DOJ”), Antitrust Division, and various state attorneys general which are conducting broad, industry-wide investigations of anticompetitive and other practices relating to the marketing, providing or brokering of contracts involving the investment or reinvestment of proceeds of certain tax-exempt bond issues, including guaranteed investment contracts, derivatives and other investment securities. In December 2007, the DOJ notified one of our employees, whose employment subsequently was terminated, that he is regarded as a target of the investigation. We are cooperating with these inquiries and discussions with these regulators are continuing. In addition, several class action complaints have been brought on behalf of a purported class of state, local and municipal government entities that purchased municipal derivatives directly from one of the defendants or through a broker, from January 1, 1992, to the present. The complaints, which have been consolidated, allege antitrust violations and civil fraud and is pending in the Southern District of New York under the multi-district litigation rules. Defendants jointly filed a motion to dismiss on October 21, 2008.
Auction Rate Securities
      Various federal and state regulators, including the SEC, FINRA and state securities regulators and attorneys general, are conducting broad inquiries concerning auction rate securities following recent market difficulties, including failed auctions that began in early 2008. We have received such inquiries and are cooperating with the requests. We are aware that these inquiries, which have been highly publicized, involve both underwriters and distributors of auction rate securities and are focused on whether investors were provided adequate disclosure concerning the nature of the securities and the risk of failed auctions. In 2008, these inquiries resulted in several underwriters of auction rate securities entering into agreements requiring them to redeem at par the bonds sold to certain investors.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     During the fourth quarter of 2008, we did not submit any matters to a vote of our shareholders.
PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     The sections of our 2008 Annual Report to Shareholders entitled “Market for Piper Jaffray Common Stock and Related Shareholder Matters” and “Stock Performance Graph” are incorporated herein by reference and also are included in Exhibit 13.1 to this Form 10-K.
     A third-party trustee makes open market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.
     The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended December 31, 2008.

		Average	Total Number of Shares	Approximate Dollar Value of
	Total Number	Price	Purchased as Part of	Shares that May Yet Be
	of Shares	Paid	Publicly Announced	Purchased Under the Plans or
Period	Purchased	per Share	Plans or Programs	Programs(1)
Month #1 (October 1, 2008 to October 31, 2008)	65 (2)	$37.36	0	$85.0 million
Month #2 (November 1, 2008 to November 30, 2008)	0	N/A	0	$85.0 million
Month #3 (December 1, 2008 to December 31, 2008)	2,467 (2)	$35.81	0	$85.0 million

Total	2,532	$35.85	0	$85.0 million

(1)	On April 16, 2008, we announced that our board of directors had authorized the repurchase of up to $100 million of common stock through June 30, 2010.
(2)	Consists of shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock.

ITEM 6.  SELECTED FINANCIAL DATA.
     The section of our 2008 Annual Report to Shareholders entitled “Selected Financial Data” is incorporated herein by reference and also is included in Exhibit 13.1 to this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The section of our 2008 Annual Report to Shareholders entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference and also is included in Exhibit 13.1 to this Form 10-K.
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The section of our 2008 Annual Report to Shareholders entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Enterprise Risk Management” is incorporated herein by reference and also is included in Exhibit 13.1 to this
Form 10-K.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The consolidated financial statements and notes thereto included in our 2008 Annual Report to Shareholders are incorporated herein by reference and also are included in Exhibit 13.1 to this Form 10-K. The section of our 2008 Annual Report to Shareholders entitled “Supplemental Information—Quarterly Information” is incorporated herein by reference and also is included in Exhibit 13.1 to this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A.  CONTROLS AND PROCEDURES.
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding disclosure. During the fourth quarter of our fiscal year ended December 31, 2008, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Management’s Report on Internal Control Over Financial Reporting and the attestation report of our independent registered public accounting firm on management’s assessment of internal control over financial reporting are included in our 2008 Annual Report to Shareholders and are incorporated herein by reference. These reports also are included in Exhibit 13.1 to this Form 10-K. The determinations reflected in such reports were considered in light of our restatement of certain prior period financial statements, as described in Note 1, “Background,” in the notes to our consolidated financial statements.
ITEM 9B.  OTHER INFORMATION.
     Not applicable.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The information regarding our executive officers included in Part I of this Form 10-K under the caption “Executive Officers” is incorporated herein by reference. The information in the definitive proxy statement for our 2009 annual meeting of shareholders to be held on May 7, 2009, under the captions “Nominees for Election as Directors for a one-year term expiring 2010,” “Members of the Board of Directors Continuing in Office,” “Information Regarding the Board of Directors and Corporate Governance—Committees of the Board—Audit Committee,” “Information Regarding the Board of Directors and Corporate Governance—Codes of Ethics and Business Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
ITEM 11.  EXECUTIVE COMPENSATION.
     The information in the definitive proxy statement for our 2009 annual meeting of shareholders to be held on May 7, 2009, under the captions “Executive Compensation,” “Certain Relationships and Related Transactions—Compensation Committee Interlocks and Insider Participation” and “Information Regarding the Board of Directors and Corporate Governance—Compensation Program for Non-Employee Directors” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.
     The information in the definitive proxy statement for our 2009 annual meeting of shareholders to be held on May 7, 2009, under the captions “Security Ownership—Beneficial Ownership of Directors, Nominees and Executive Officers,” “Security Ownership—Beneficial Owners of More than Five Percent of Our Common Stock” and “Item 3—Outstanding Equity Awards” are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     The information in the definitive proxy statement for our 2009 annual meeting of shareholders to be held on May 7, 2009, under the captions “Information Regarding the Board of Directors and Corporate Governance—Director Independence,” “Certain Relationships and Related Transactions—Transactions with Related Persons” and “Certain Relationships and Related Transactions—Review and Approval of Transactions with Related Persons” is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The information in the definitive proxy statement for our 2009 annual meeting of shareholders to be held on May 7, 2009, under the captions “Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Fees” and “Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Services Pre-Approval Policy” is incorporated herein by reference.
PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1) FINANCIAL STATEMENTS OF THE COMPANY.
     The Consolidated Financial Statements incorporated herein by reference and included in Exhibit 13.1 to this Form 10-K are listed on page F-1 by reference to the corresponding page numbers in our 2008 Annual Report to Shareholders.
(a)(2) FINANCIAL STATEMENT SCHEDULES.
     The financial statement schedule required to be filed hereunder is listed on page F-1. All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) EXHIBITS.

Exhibit		Method of
Number	Description	Filing
2.1	Separation and Distribution Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	(1)

2.2	Asset Purchase Agreement dated April 10, 2006, among Piper Jaffray Companies, Piper Jaffray & Co. and UBS Financial Services Inc. #	(2)

2.3	Agreement of Purchase and Sale dated April 12, 2007 among Piper Jaffray Companies, Piper Jaffray Newco Inc., WG CAR, LLC, Charles D. Walbrandt, Joseph E. Gallagher, Jr., Wiley D. Angell, James J. Cunnane, Jr. and Mohammed Riad. #	(3)

2.4	Amendment to Agreement of Purchase and Sale dated September 14, 2007 among Piper Jaffray Companies, Piper Jaffray Investment Management Inc. (formerly known as Piper Jaffray Newco Inc.), WG CAR, LLC, Charles D. Walbrandt, Joseph E. Gallagher, Jr., Wiley D. Angell, James J. Cunnane, Jr. and Mohammed Riad.	(4)

2.5	Equity Purchase Agreement, dated July 3, 2007, among Piper Jaffray Companies, all owners of the equity interests in Goldbond Capital Holdings Limited (“Sellers”), Ko Po Ming, and certain individuals and entities who are owners of certain Sellers. #	(5)

3.1	Amended and Restated Certificate of Incorporation.	(6)

3.2	Amended and Restated Bylaws.	(6)

4.1	Form of Specimen Certificate for Piper Jaffray Companies Common Stock.	(7)

4.2	Rights Agreement, dated as of December 31, 2003, between Piper Jaffray Companies and Mellon Investor Services LLC, as Rights Agent. #	(1)

10.1	Employee Benefits Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	(1)

10.2	Tax Sharing Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	(1)

10.3	Insurance Matters Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	(1)

10.4	Sublease Agreement, dated as of September 18, 2003, between U.S. Bancorp and U.S. Bancorp Piper Jaffray Inc.	(8)

10.5	U.S. Bancorp Piper Jaffray Inc. Second Century 2000 Deferred Compensation Plan.*	(1)

10.6	U.S. Bancorp Piper Jaffray Inc. Second Century Growth Deferred Compensation Plan (As Amended and Restated Effective September 30, 1998).*	(1)

10.7	Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.*	Filed herewith

10.8	Form of Restricted Stock Agreement for Employee Grants in 2007 and 2008 (related to 2006 and 2007 performance, respectively ) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.*	(9)

10.9	Form of Restricted Stock Agreement for Leadership Team Performance Grants in 2008 under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.*	(10)

10.10	Form of Restricted Stock Agreement for Incremental Grants in 2008 under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.*	(10)

Exhibit		Method of
Number	Description	Filing
10.11	Form of Stock Option Agreement for Employee Grants in 2004 and 2005 (related to 2003 and 2004 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.*	(8)

10.12	Form of Stock Option Agreement for Employee Grants in 2006 (related to 2005 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.*	(11)

10.13	Form of Stock Option Agreement for Employee Grants in 2007 and 2008 (related to 2006 and 2007 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.*	(9)

10.14	Form of Stock Option Agreement for Non-Employee Director Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.*	(12)

10.15	Piper Jaffray Companies Deferred Compensation Plan for Non-Employee Directors.*	(13)

10.16	Summary of Non-Employee Director Compensation Program.*	Filed herewith

10.17	Summary of Annual Incentive Program for Certain Executive Officers.*	(14)

10.18	Employment Agreement by and among Piper Jaffray Asia Holdings Limited, Piper Jaffray Companies and Ko, Po Ming	(10)

10.19	Form of Notice Period Agreement.*	(9)

10.20	Loan Agreement (Broker-Dealer VRDN), dated September 30, 3008, between Piper Jaffray & Co. and U.S. Bank National Association. #	(15)

13.1	Selected Portions of the 2008 Annual Report to Shareholders.	Filed herewith

21.1	Subsidiaries of Piper Jaffray Companies.	Filed herewith

23.1	Consent of Ernst & Young LLP.	Filed herewith

24.1	Power of Attorney.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice Chairman and Chief Financial Officer.	Filed herewith

32.1	Section 1350 Certifications.	Filed herewith

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

#	The Company hereby agrees to furnish supplementally to the Commission upon request any omitted exhibit or schedule.

(1)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year end December 31, 2003, filed with the Commission on March 8, 2004, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on April 11, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on April 13, 2007, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on September 14, 2007, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on July 3, 2007, and incorporated herein by reference.

(6)	File as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2007, filed with the Commission on August 8, 2007, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Form 10, filed with the Commission on June 25, 2003, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Amendment No. 2 to Form 10, filed with the Commission on October 23, 2003, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2006, filed with the Commission on March 1, 2007, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Form 10-Q for the year ended June 30, 2008, filed with the Commission on August 1, 2008, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2005, filed with the Commission on March 1, 2006, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, filed with the Commission on August 4, 2004, and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2007, filed with the Commission on May 4, 2007, and incorporated herein by reference.

(14)	Incorporated herein by reference to Item 5.02 of the Company’s Form 8-K, filed with the Commission on February 23, 2009.

(15)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2008, filed with the Commission on November 10, 2008, and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2009.

PIPER JAFFRAY COMPANIES
By	/s/ Andrew S. Duff
Its Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2009.

SIGNATURE	TITLE

/s/ Andrew S. Duff Andrew S. Duff	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Debbra L. Schoneman Debbra L. Schoneman	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Michael R. Francis Michael R. Francis	Director

/s/ B. Kristine Johnson B. Kristine Johnson	Director

/s/ Samuel L. Kaplan Samuel L. Kaplan	Director

/s/ Addison L. Piper Addison L. Piper	Director

/s/ Lisa K. Polsky Lisa K. Polsky	Director

/s/ Frank L. Sims Frank L. Sims	Director

/s/ Jean M. Taylor Jean M. Taylor	Director

PIPER JAFFRAY COMPANIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

	Page
	Form	Annual
	10-K	Report
Consolidated Financial Statements
Management’s Report on Internal Control Over Financial Reporting		29
Report of Independent Registered Public Accounting Firm		30
Report of Independent Registered Public Accounting Firm		31
Consolidated Financial Statements
Consolidated Statements of Financial Condition		32
Consolidated Statements of Operations		33
Consolidated Statements of Changes in Shareholders’ Equity		34
Consolidated Statements of Cash Flows		35
Notes to Consolidated Financial Statements		36
Financial Statement Schedule
Schedule I — Piper Jaffray Companies (Parent Company Only) Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Statements of Financial Condition	F-2
Statements of Operations	F-3
Statements of Cash Flows	F-4
Notes to Financial Statements	F-5

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Piper Jaffray Companies
     We have audited the consolidated financial statements of Piper Jaffray Companies as of December 31, 2008, 2007 and 2006, and for the years then ended, and have issued our report thereon dated February 27, 2009 (incorporated by reference in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     The consolidated financial statements as of December 31, 2007 and 2006 and for the years then ended were restated as discussed in Note 1.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 27, 2009

Piper Jaffray Companies
(Parent Company Only)
Statements of Financial Condition

	December 31,
	2008	2007	2006
(Amounts in thousands)		(Restated)	(Restated)
Assets

Cash and cash equivalents	$560	$230	$4,738
Investment in and advances to subsidiaries	766,000	935,037	941,739
Goodwill	9,208	19,191	—
Other assets	1,178	2,076	1,843

Total assets	$776,946	$956,534	$948,320

Liabilities and Shareholders’ Equity

Accrued compensation	$16,420	$52,887	$43,464
Other liabilities	12,547	8,500	—

Total liabilities	28,967	61,387	43,464

Shareholders’ equity	747,979	895,147	904,856

Total liabilities and shareholders’ equity	$776,946	$956,534	$948,320

See Notes to Financial Statements

Piper Jaffray Companies
(Parent Company Only)
Statements of Operations

	Year Ended December 31,
	2008	2007	2006
(Amounts in thousands)		(Restated)	(Restated)
Revenues:

Dividends from subsidiaries	$8,500	$182,326	$102,700
Interest income	22	96	73
Unrealized gain/(loss) on investments	(897)	75	—

Total revenues	7,625	182,497	102,773

Expenses:

Total expenses	13,667	3,859	4,404

Income/(loss) before income tax expense/(benefit) and equity in undistributed income of subsidiaries	(6,042)	178,638	98,369

Income tax expense/(benefit)	(2,098)	48,060	44,671

Income/(loss) of parent company	(3,944)	130,578	53,698

Equity in undistributed/(distributed in excess of) income of subsidiaries	(179,031)	(108,635)	141,727

Net income/(loss)	$(182,975)	$21,943	$195,425

See Notes to Financial Statements

Piper Jaffray Companies
(Parent Company Only)
Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
(Amounts in thousands)		(Restated)	(Restated)
Operating Activities:

Net income/(loss)	$(182,975)	$21,943	$195,425
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Stock-based compensation	263	465	300
Goodwill impairment	9,983	—	—
Equity distributed in excess of/(undistributed) income of subsidiaries	179,031	108,635	(141,727)

Net cash provided by operating activities	6,302	131,043	53,998

Financing Activities:

Advances from/(to) subsidiaries	9,018	(55,580)	48,834
Repurchases of common stock	(14,990)	(79,971)	(100,000)

Net cash used in financing activities	(5,972)	(135,551)	(51,166)

Net increase/(decrease) in cash and cash equivalents	330	(4,508)	2,832

Cash and cash equivalents at beginning of year	230	4,738	1,906

Cash and cash equivalents at end of year	$560	$230	$4,738

Supplemental disclosures of cash flow information Cash received/(paid) during the year for:
Interest	$22	$96	$73
Income taxes	$2,537	$(48,060)	$(44,671)
See Notes to Financial Statements

Piper Jaffray Companies
(Parent Company Only)
Notes to Financial Statements
Note 1 Background
Background
     Piper Jaffray Companies (“PJC”) is the parent company of Piper Jaffray & Co. (“Piper Jaffray”), a securities broker dealer and investment banking firm; Piper Jaffray Ltd., a firm providing securities brokerage and investment banking services in Europe headquartered in London, England; Piper Jaffray Asia Holdings Limited, an entity providing investment banking services in China headquartered in Hong Kong; Fiduciary Asset Management, LLC (“FAMCO”), an entity providing asset management services to clients through separately managed accounts and closed end funds offering an array of investment products; Piper Jaffray Financial Products Inc., and Piper Jaffray Financial Products II Inc., entities that facilitate customer derivative and inventory hedging transactions; and other immaterial subsidiaries. Piper Jaffray Companies and its subsidiaries (collectively, the “Company”) operate as one reporting segment providing investment banking services, institutional sales, trading and research services, and asset management services.
Restatement of 2006 and 2007 Annual and 2008 Interim Financial Statements
     On February 2, 2009, the Company filed a Form 8-K reporting that the Company’s previously issued (i) interim financial statements included in its Quarterly Reports on Form 10-Q for the periods ended March 31, June 30, and September 30, 2008 and (ii) annual financial statements for the years ended December 31, 2007 and 2006 included in its Annual Report on Form 10-K (collectively, the “Affected Financial Statements”) and the related reports of its independent registered public accounting firm, Ernst & Young LLP, should no longer be relied upon.
     As part of the compensation paid to employees, the Company uses stock-based compensation, consisting of stock options and restricted stock. Since January 1, 2006, the Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)). Stock-based compensation was generally amortized on a straight-line basis over the vesting period of the award, which was typically three years. The majority of restricted stock and option grants provide for continued vesting after termination, provided that the employee does not violate certain post-termination restrictions as set forth in the award agreements or any agreements entered into upon termination. The Company considered the required service period to be the greater of the vesting period or the post-termination restricted period. Management’s interpretation was that the post-termination restrictions met the SFAS 123(R) definition of a substantive service requirement.
     In the fourth quarter of 2008, management re-evaluated whether the post-termination restrictions of certain equity awards would continue to meet the criteria for an in-substance service condition given the historic changes to the industry. Following an extensive analysis, management concluded in January 2009, in consultation with the Company’s auditors, that the post-termination restrictions had never met the criteria for an in-substance service condition for awards granted since January 1, 2006 based on the manner in which those complex criteria are interpreted in practice. As such, this determination necessitated a restatement of results for the Affected Financial Statements to recognize expense for all of those equity awards in the year in which those awards were deemed to be earned, rather than over the three-year vesting period.
     The total expense impact resulting from the revised stock-based compensation treatment was $51.7 million after-tax ($81.5 million pre-tax) for the three year period ended December 31, 2008, which includes the unamortized expense for the affected equity awards that were granted in 2008, 2007 and 2006 and an accrual for the equity awards earned in 2008 that will be granted in February 2009. The total expense was largely non-cash. The cumulative impact on shareholders’ equity as of December 31, 2008 was an increase of $13.5 million after-tax, essentially all driven by the deferred tax benefit associated with the increase in expense.

     The line items impacted by the restatement are as follows:

	Year Ended December 31,		Year Ended December 31,
	2007	2007	2006	2006
(Dollars in thousands)	(As Reported)	(Restated)	(As Reported)	(Restated)
Statement of operations data:
Equity in undistributed/(distributed in excess of) income of subsidiaries	$(88,362)	$(108,635)	$181,555	$141,727
Net income	42,216	21,943	235,253	195,425

Statement of financial condition data:
Investment in and advances to subsidiaries	$918,783	$935,037	$917,858	$941,739
Total assets	921,089	956,534	924,439	948,320
Accrued compensation	—	52,887	—	43,464
Total liabilities	8,500	61,387	—	43,464
Total shareholders’ equity	912,589	895,147	924,439	904,856
General
     The financial information of the Parent Company Only should be read in conjunction with the consolidated financial statements of Piper Jaffray Companies and the notes thereto in the Piper Jaffray Companies 2008 Annual Report to Shareholders and also included in Exhibit 13.1 to this Form 10-K.
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
Note 2 Dividend Restrictions
     Piper Jaffray is registered as a securities broker dealer and as an investment advisor with the SEC and is a member of various self regulatory organizations (“SRO”) and securities exchanges. In July of 2007, the NASD and the member regulation, enforcement and arbitration functions of the New York Stock Exchange consolidated to form the Financial Industry Regulatory Authority (“FINRA”), which now serves as our primary SRO, although the NYSE continues to have oversight over NYSE-related market activites. Piper Jaffray is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. Piper Jaffray has elected to use the alternative method permitted by the SEC rule, which requires that it maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as such term is defined in the SEC rule. Under the FINRA rule, FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. As of December 31, 2008, Piper Jaffray net capital exceeded 5 percent of aggregate debits by $209.3 million. Advances to affiliates, repayment of subordinated debt, dividend payments and other equity withdrawals from Piper Jaffray are subject to certain notification and other provisions of the SEC and FINRA rules. In addition, Piper Jaffray is subject to certain notification requirements related to withdrawals of excess net capital.
Note 3 Guarantees
     PJC has guaranteed certain obligations and activities of Piper Jaffray Ltd. related to lease obligations, underwriting activities and custody and clearance arrangements with counterparties. In addition, PJC has guaranteed the performance of certain of its subsidiaries derivatives activities.

Note 4 Goodwill
     The following table presents the changes in the carrying value of goodwill for the year ended December 31, 2008:

(Dollars in thousands)
Balance at December 31, 2006	$—
Goodwill acquired	19,191
Impairment losses	—

Balance at December 31, 2007	19,191
Goodwill acquired	—
Impairment losses	(9,983)

Balance at December 31, 2008	$9,208

     The Company tests goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. The Company tests for impairment at the reporting unit level, which are generally one level below its operating segments. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of comparing the estimated fair value of a reporting unit with its book value. If the estimated fair value is less than the carrying value, the second step is performed to compute the amount of impairment.
     The Company completed its annual goodwill impairment testing as of November 30, 2008, which resulted in a PJC non-cash goodwill impairment charge of $10.0 million. The charge relates to the capital markets reporting unit and was allocated on a pro-rata basis to the different components within the reporting unit. The fair value of the capital markets reporting unit was calculated based on the following factors: market capitalization, a discounted cash flow model using revenue and profit forecasts and public company comparables. The impairment charge resulted from deteriorating economic and market conditions in 2008, which led to reduced valuations from these factors. A continued downturn in market conditions could result in additional impairment charges in future periods.

Exhibit Index

Exhibit		Method of
Number	Description	Filing
2.1	Separation and Distribution Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	(1)

2.2	Asset Purchase Agreement dated April 10, 2006, among Piper Jaffray Companies, Piper Jaffray & Co. and UBS Financial Services Inc. #	(2)

2.3	Agreement of Purchase and Sale dated April 12, 2007 among Piper Jaffray Companies, Piper Jaffray Newco Inc., WG CAR, LLC, Charles D. Walbrandt, Joseph E. Gallagher, Jr., Wiley D. Angell, James J. Cunnane, Jr. and Mohammed Riad. #	(3)

2.4	Amendment to Agreement of Purchase and Sale dated September 14, 2007 among Piper Jaffray Companies, Piper Jaffray Investment Management Inc. (formerly known as Piper Jaffray Newco Inc.), WG CAR, LLC, Charles D. Walbrandt, Joseph E. Gallagher, Jr., Wiley D. Angell, James J. Cunnane, Jr. and Mohammed Riad.	(4)

2.5	Equity Purchase Agreement, dated July 3, 2007, among Piper Jaffray Companies, all owners of the equity interests in Goldbond Capital Holdings Limited (“Sellers”), Ko Po Ming, and certain individuals and entities who are owners of certain Sellers. #	(5)

3.1	Amended and Restated Certificate of Incorporation.	(6)

3.2	Amended and Restated Bylaws.	(6)

4.1	Form of Specimen Certificate for Piper Jaffray Companies Common Stock.	(7)

4.2	Rights Agreement, dated as of December 31, 2003, between Piper Jaffray Companies and Mellon Investor Services LLC, as Rights Agent. #	(1)

10.1	Employee Benefits Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	(1)

10.2	Tax Sharing Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	(1)

10.3	Insurance Matters Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies. #	(1)

10.4	Sublease Agreement, dated as of September 18, 2003, between U.S. Bancorp and U.S. Bancorp Piper Jaffray Inc.	(8)

10.5	U.S. Bancorp Piper Jaffray Inc. Second Century 2000 Deferred Compensation Plan.*	(1)

10.6	U.S. Bancorp Piper Jaffray Inc. Second Century Growth Deferred Compensation Plan (As Amended and Restated Effective September 30, 1998).*	(1)

10.7	Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.*	Filed herewith

10.8	Form of Restricted Stock Agreement for Employee Grants in 2007 and 2008 (related to 2006 and 2007 performance, respectively ) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.*	(9)

10.9	Form of Restricted Stock Agreement for Leadership Team Performance Grants in 2008 under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.*	(10)

10.10	Form of Restricted Stock Agreement for Incremental Grants in 2008 under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.*	(10)

Exhibit		Method of
Number	Description	Filing
10.11	Form of Stock Option Agreement for Employee Grants in 2004 and 2005 (related to 2003 and 2004 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.*	(8)

10.12	Form of Stock Option Agreement for Employee Grants in 2006 (related to 2005 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.*	(11)

10.13	Form of Stock Option Agreement for Employee Grants in 2007 and 2008 (related to 2006 and 2007 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.*	(9)

10.14	Form of Stock Option Agreement for Non-Employee Director Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.*	(12)

10.15	Piper Jaffray Companies Deferred Compensation Plan for Non-Employee Directors.*	(13)

10.16	Summary of Non-Employee Director Compensation Program.*	Filed herewith

10.17	Summary of Annual Incentive Program for Certain Executive Officers.*	(14)

10.18	Employment Agreement by and among Piper Jaffray Asia Holdings Limited, Piper Jaffray Companies and Ko, Po Ming	(10)

10.19	Form of Notice Period Agreement.*	(9)

10.20	Loan Agreement (Broker-Dealer VRDN), dated September 30, 3008, between Piper Jaffray & Co. and U.S. Bank National Association. #	(15)

13.1	Selected Portions of the 2008 Annual Report to Shareholders.	Filed herewith

21.1	Subsidiaries of Piper Jaffray Companies.	Filed herewith

23.1	Consent of Ernst & Young LLP.	Filed herewith

24.1	Power of Attorney.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice Chairman and Chief Financial Officer.	Filed herewith

32.1	Section 1350 Certifications.	Filed herewith

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

#	The Company hereby agrees to furnish supplementally to the Commission upon request any omitted exhibit or schedule.

(1)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year end December 31, 2003, filed with the Commission on March 8, 2004, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on April 11, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on April 13, 2007, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on September 14, 2007, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on July 3, 2007, and incorporated herein by reference.

(6)	File as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2007, filed with the Commission on August 8, 2007, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Form 10, filed with the Commission on June 25, 2003, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Amendment No. 2 to Form 10, filed with the Commission on October 23, 2003, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2006, filed with the Commission on March 1, 2007, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Form 10-Q for the year ended June 30, 2008, filed with the Commission on August 1, 2008, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2005, filed with the Commission on March 1, 2006, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, filed with the Commission on August 4, 2004, and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2007, filed with the Commission on May 4, 2007, and incorporated herein by reference.

(14)	Incorporated herein by reference to Item 5.02 of the Company’s Form 8-K, filed with the Commission on February 23, 2009.

(15)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2008, filed with the Commission on November 10, 2008, and incorporated herein by reference.