Form 10-Q
period 2009-03-31
PIPER JAFFRAY COMPANIES
filed 2009-05-08
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☑	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of May 1, 2009, the registrant had 19,685,042 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Piper Jaffray Companies
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2009	2008
(Amounts in thousands, except share data)	(Unaudited)
Assets

Cash and cash equivalents	$49,002	$49,848
Cash and cash equivalents segregated for regulatory purposes	27,006	20,005
Receivables:
Customers	45,582	39,228
Brokers, dealers and clearing organizations	60,894	122,120
Deposits with clearing organizations	37,555	28,471
Securities purchased under agreements to resell	50,026	65,237
Securitized municipal tender option bonds	38,846	84,586

Financial instruments and other inventory positions owned	489,904	380,812
Financial instruments and other inventory positions owned and pledged as collateral	61,476	112,023

Total financial instruments and other inventory positions owned	551,380	492,835

Fixed assets (net of accumulated depreciation and amortization of $61,233 and $59,485, respectively)	18,678	20,034
Goodwill	160,368	160,582
Intangible assets (net of accumulated amortization of $8,844 and $8,230, respectively)	13,909	14,523
Other receivables	36,410	36,951
Other assets	138,107	185,738

Total assets	$1,227,763	$1,320,158

Liabilities and Shareholders’ Equity

Short-term bank financing	$59,000	$9,000
Payables:
Customers	41,949	34,188
Checks and drafts	4,647	4,397
Brokers, dealers and clearing organizations	95,910	10,049
Securities sold under agreements to repurchase	3,525	106,372
Tender option bond trust certificates	38,715	87,982
Financial instruments and other inventory positions sold, but not yet purchased	120,299	143,213
Accrued compensation	36,109	98,150
Other liabilities and accrued expenses	66,055	78,828

Total liabilities	466,209	572,179

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at March 31, 2009 and December 31, 2008;
Shares issued: 19,498,488 at March 31, 2009 and December 31, 2008;
Shares outstanding: 16,096,381 at March 31, 2009 and 15,684,433 at December 31, 2008	195	195
Additional paid-in capital	800,924	808,358
Retained earnings	122,099	124,824
Less common stock held in treasury, at cost: 3,402,107 shares at March 31, 2009 and 3,814,055 shares at December 31, 2008	(160,133)	(183,935)
Other comprehensive loss	(1,531)	(1,463)

Total shareholders’ equity	761,554	747,979

Total liabilities and shareholders’ equity	$1,227,763	$1,320,158

See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2009		2008
Revenues:

Investment banking	$24,350		$55,265
Institutional brokerage	55,027		29,812
Interest	7,288		15,159
Asset management	3,009		3,973
Other income/(loss)	(3,599)		(1,584)

Total revenues	86,075		102,625

Interest expense	2,193		6,878

Net revenues	83,882		95,747

Non-interest expenses:

Compensation and benefits	50,324		59,277
Occupancy and equipment	6,518		8,110
Communications	6,099		6,739
Floor brokerage and clearance	2,882		2,654
Marketing and business development	4,445		6,096
Outside services	7,519		8,642
Restructuring-related expenses	—		2,854
Other operating expenses	2,551		2,464

Total non-interest expenses	80,338		96,836

Income/(loss) before income tax expense	3,544		(1,089)

Income tax expense	6,269		305

Net loss	$(2,725)		$(1,394)

Earnings per common share
Basic	$(0.17)		$(0.09)
Diluted	$(0.17	) (1)	$(0.09	) (1)

Weighted average number of common shares outstanding
Basic	15,868		15,829
Diluted	15,868	(1)	15,829	(1)

(1)	In accordance with SFAS 128, earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding in periods a loss is incurred.
See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Operating Activities:

Net loss	$(2,725)	$(1,394)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	1,763	2,391
Deferred income taxes	13,762	5,498
Stock-based compensation	6,837	6,544
Amortization of intangible assets	614	655
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	(7,001)	(10,000)
Receivables:
Customers	(7,018)	(771)
Brokers, dealers and clearing organizations	61,225	3,359
Deposits with clearing organizations	(9,084)	587
Securities purchased under agreements to resell	15,211	26,883
Securitized municipal tender option bonds	45,740	14,406
Net financial instruments and other inventory positions owned	(81,423)	(182,953)
Other receivables	514	(1,554)
Other assets	34,062	184
Increase/(decrease) in operating liabilities:
Payables:
Customers	7,778	(18,108)
Checks and drafts	250	9,178
Brokers, dealers and clearing organizations	86,550	20,929
Securities sold under agreements to repurchase	(91)	4,691
Tender option bond trust certificates	(49,267)	(32,031)
Accrued compensation	(45,442)	(93,051)
Other liabilities and accrued expenses	(12,735)	(6,300)

Net cash provided by/(used in) operating activities	59,520	(250,857)

Investing Activities:

Purchases of fixed assets, net	(431)	(711)

Net cash used in investing activities	(431)	(711)

Financing Activities:

Increase/(decrease) in securities sold under agreements to repurchase	(102,756)	22,334
Increase in short-term bank financing	50,000	112,250
Repurchase of common stock	(4,074)	(6,997)
Excess/(reduced) tax benefits from stock-based compensation	(2,941)	454
Proceeds from stock option transactions	—	20

Net cash provided by/(used in) financing activities	(59,771)	128,061

Currency adjustment:
Effect of exchange rate changes on cash	(164)	(181)

Net decrease in cash and cash equivalents	(846)	(123,688)

Cash and cash equivalents at beginning of period	49,848	150,348

Cash and cash equivalents at end of period	$49,002	$26,660

Supplemental disclosure of cash flow information -
Cash paid/(received) during the period for:
Interest	$1,962	$2,285
Income taxes	$(36,642)	$(4,775)

Non-cash financing activities -
Issuance of common stock for retirement plan obligations: 134,700 shares and 90,140 shares for the three months ended March 31, 2009 and 2008, respectively	$3,756	$3,704

Issuance of restricted common stock for annual equity award:
585,198 shares and 1,237,756 shares for the three months ended March 31, 2009 and 2008, respectively	$16,331	$50,859
See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1	Background
     Piper Jaffray Companies is the parent company of Piper Jaffray & Co. (“Piper Jaffray”), a securities broker dealer and investment banking firm; Piper Jaffray Ltd., a firm providing securities brokerage and investment banking services in Europe headquartered in London, England; Piper Jaffray Asia Holdings Limited, an entity providing investment banking services in China headquartered in Hong Kong; Fiduciary Asset Management, LLC (“FAMCO”), an entity providing asset management services to clients through separately managed accounts and closed end funds offering an array of investment products; Piper Jaffray Financial Products Inc, Piper Jaffray Financial Products II Inc. and Piper Jaffray Financial Products III Inc., entities that facilitate customer derivative and inventory hedging transactions; and other immaterial subsidiaries. Piper Jaffray Companies and its subsidiaries (collectively, the “Company”) operate as one reporting segment providing investment banking services, institutional sales, trading and research services, and asset management services. As discussed more fully in Note 4, the Company completed the sale of its Private Client Services branch network and certain related assets to UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), on August 11, 2006, thereby exiting the Private Client Services (“PCS”) business.
Basis of Presentation
     The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. All material intercompany balances have been eliminated. Certain financial information for prior periods has been reclassified to conform to the current period presentation.
     The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and reflect all adjustments that in the opinion of management are normal and recurring and that are necessary for a fair statement of the results for the interim periods presented. In accordance with these rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. The consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
     Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for a full description of the Company’s significant accounting policies.

Note 3	Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) was required for combinations after December 15, 2008. The Company will apply the standard to any business combinations within the scope of SFAS 141(R).
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control is measured at fair value, with any gain or loss recognized in earnings. SFAS 160 was effective for fiscal years beginning after December 15, 2008. The provisions of SFAS 160 are to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively to all periods presented. The adoption of SFAS 160 did not have a material effect on the consolidated financial statements of the Company.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires disclosures regarding the location and amounts of derivative instruments in the

Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, results of operations and cash flows. SFAS 161 was effective for interim periods beginning after November 15, 2008, and fiscal years that include those interim periods. The Company adopted SFAS 161 and included the appropriate disclosures as of March 31, 2009, as described in Note 5. The Company’s adoption of SFAS 161 did not impact the results of operation or financial condition.
     In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards with nonforfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for periods beginning after December 15, 2008 with early adoption prohibited. The adoption of FSP EITF 03-6-1 did not impact the Company’s calculation of earnings per share in the first quarter of 2009.
     In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which was effective upon issuance, including prior periods for which financial statements have not been issued. FSP 157-3 clarifies the application of Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”) in a market that is not active and provides an example of key considerations to determine the fair value of financial assets when the market for those assets is not active. The adoption of FSP 157-3 did not have a material effect on the Company’s consolidated results of operations and financial condition.
     In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8 “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP 140-4”), which was effective for the first reporting period ending after December 15, 2008. FSP 140-4 requires additional disclosure related to transfers of financial assets and variable interest entities. Since FSP 140-4 impacts the Company’s disclosures and not its accounting treatment for transfers of financial assets and variable interest entities, the Company’s adoption of FSP 140-4 did not impact its consolidated results of operations and financial condition.
     In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 amends SFAS 157, to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability and also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP 157-4 supersedes FSP 157-3. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP 157-4 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 4	Sale of PCS
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
     In connection with the sale of the Company’s PCS branch network, the Company initiated a plan in 2006 to significantly restructure the Company’s support infrastructure. All restructuring costs related to the sale of the PCS branch network were included within discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. See Note 14 for additional information regarding the Company’s restructuring activities.

Note 5	Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased
     Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased were as follows:

	March 31,	December 31,
(Dollars in thousands)	2009	2008
Financial instruments and other inventory positions owned (1):
Corporate securities:
Equity securities	$3,804	$4,148
Convertible securities	2,686	7,088
Fixed income securities	46,123	72,571
Municipal securities	265,174	173,169
Asset-backed securities	57,352	52,385
U.S. government agency securities	39,362	59,341
U.S. government securities	92,863	67,631
Derivative contracts	44,016	56,502

	$551,380	$492,835

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$4,349	$6,335
Convertible securities	2,387	—
Fixed income securities	19,563	9,283
Municipal securities	52	23,250
U.S. government agency securities	5	10,298
U.S. government securities	65,344	58,377
Derivative contracts	28,599	35,670

	$120,299	$143,213

(1)
Excludes $38.8 million and $84.6 million in securitized municipal tender option bonds held in securitized trusts at March 31, 2009, and December 31, 2008, respectively. These financial instruments are included in securitized municipal tender option bonds on the consolidated statements of financial condition.

     At March 31, 2009, and December 31, 2008, financial instruments and other inventory positions owned in the amount of $61.5 million and $112.0 million, respectively, had been pledged as collateral for the Company’s repurchase agreements and secured borrowings.
     Inventory positions sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. The Company is obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected on the consolidated statements of financial condition. The Company economically hedges changes in market value of its financial instruments and other inventory positions owned utilizing inventory positions sold, but not yet purchased, interest rate derivatives, futures and exchange-traded options.
Derivative Contract Financial Instruments
     The Company uses interest rate swaps, interest rate locks, and forward contracts to facilitate customer transactions and as a means to manage risk in certain inventory positions. Interest rate swaps are also used to manage interest rate exposure associated with the Company’s municipal bond securitization transactions. The following describes the Company’s derivatives by the type of transaction or security the instruments are economically hedging.
     Customer matched-book derivatives: The Company enters into interest rate derivative contracts in a principal capacity as a dealer to satisfy the financial needs of its customers. The Company simultaneously enters into an interest rate derivative contract with a third party to hedge the interest rate risk of the initial client interest rate derivative contract. The instruments typically use interest rates based upon either the London Inter-bank Offer Rate (“LIBOR”) index or the Securities Industry and Financial Markets Association (“SIFMA”) index.

     Trading securities derivatives: The Company enters into interest rate derivative contracts to hedge interest rate and market value risks associated with its fixed income securities. The instruments principally use interest rates based upon either the Municipal Market Data (“MMD”) index or the SIFMA index.
     Securitization transaction derivatives: The Company enters into interest rate derivative contracts to manage the interest rate exposure associated with the Company’s securitization transactions. The instruments used are based upon the SIFMA index.
     The following table presents the total absolute notional contract amount associated with the Company’s outstanding derivative instruments:

(Dollars in thousands)
Derivative Instrument	Derivative Category	March 31, 2009	December 31, 2008
Customer matched-book	Interest rate derivative contract	$6,916,439	$6,834,402
Trading securities	Interest rate derivative contract	161,500	114,500
Securitization transactions	Interest rate derivative contract	38,740	144,400

		$7,116,679	$7,093,302

     The Company’s interest rate derivative contracts do not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, unrealized gains and losses are recorded on the consolidated statements of operations. The following table presents the Company’s gains/(losses) on derivative instruments:

(Dollars in thousands)		Three Months Ended
Derivative Category	Revenue Category	March 31, 2009	March 31, 2008
Interest rate derivative contract	Institutional brokerage	$789	$(3,805)
     The gross fair market value of all derivative instruments and their location on the Company’s consolidated statements of financial condition are shown below by asset or liability position (1):

(Dollars in thousands)		Asset Value at		Liability Value at
Derivative Category	Financial Condition Location	March 31, 2009	Financial Condition Location	March 31, 2009
Interest rate derivative contract	Financial intruments and other inventory positions owned	$609,612	Financial intruments and other inventory positions sold, but not yet purchased	$579,064

(1)
Amounts are disclosed at gross fair value in accordance with SFAS 161 requirements and therefore do not reflect the net presentation allowed by FSP No. FIN39-1, “Amendment of FASB Interpretation No. 39”.

     The Company’s derivative contracts are recorded at fair value. These derivatives are valued using quoted market prices when available or pricing models based on the net present value of estimated future cash flows. The valuation models used require inputs including contractual terms, market prices, yield curves, credit curves and measures of volatility. Derivatives are reported on a net-by-counterparty basis when legal right of offset exists, and on a net-by-cross product basis when applicable provisions are stated in master netting agreements. Cash collateral received or paid is netted on a counterparty basis, provided a legal right of offset exists.
     Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by its market and credit risk committee. The majority of the Company’s derivative contracts are substantially collateralized by its counterparties, which are major financial institutions. The Company has a limited number of counterparties (notional contract amount of $254.3 million at March 31, 2009) who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of March 31, 2009, the Company had $39.8 million of credit exposure with these counterparties, including $18.3 million of credit exposure with one counterparty.

Note 6	Fair Value of Financial Instruments
     The Company records financial instruments and other inventory positions owned, financial instruments and other inventory positions sold, but not yet purchased and securitized municipal tender option bonds at fair value on the consolidated statements of financial condition with unrealized gains and losses reflected in the consolidated statements of operations.

\

     The degree of judgment used in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and other characteristics specific to the instrument. Financial instruments with readily available active quoted prices for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment used in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment used in measuring fair value.
     The following table summarizes the valuation of our financial instruments by SFAS 157 pricing observability levels as of March 31, 2009:

				Counterparty
				Collateral
(Dollars in thousands)	Level I (1)	Level II (1)	Level III (1)	Netting (2)	Total
Assets:
Financial instruments and other inventory positions owned:
Non-derivative instruments	$32,448	$426,886	$48,030	$—	$507,364
Derivative instruments	—	80,664	—	(36,648)	44,016

Total financial instruments and other inventory positions owned:	32,448	507,550	48,030	(36,648)	551,380

Securitized municipal tender option bonds	—	38,846	—	—	38,846

Cash equivalents	23,477	—	—	—	23,477

Investments	1,138	—	85	—	1,223

Total assets	$57,063	$546,396	$48,115	$(36,648)	$614,926

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Non-derivative instruments	$12,948	$78,752	$—	$—	$91,700
Derivative instruments	—	50,116	—	(21,517)	28,599

Total financial instruments and other inventory positions sold, but not yet purchased:	12,948	128,868	—	(21,517)	120,299

Investments	—	—	19	—	19

Total liabilities	$12,948	$128,868	$19	$(21,517)	$120,318

(1)
Level I financial instruments include highly liquid instruments with quoted prices such as certain U.S. treasury bonds, money market securities, equities listed in active markets and certain firm investments. Level II financial instruments generally include certain U.S. treasury bonds and U.S. government agency securities, certain corporate bonds, certain municipal bonds, asset-backed securities, convertible securities, derivatives and securitized municipal tender option bonds. Level III financial instruments generally include auction rate municipal securities, certain firm investments, certain corporate bonds and certain U.S. government agency securities.

(2)	Represents cash collateral and the impact of netting on a counterparty basis. Additionally, the Company had $25.4 million of securities posted as collateral to its counterparties.

     The following table summarizes the valuation of our financial instruments by SFAS 157 pricing observability levels as of December 31, 2008:

				Counterparty
				Collateral
(Dollars in thousands)	Level I (1)	Level II (1)	Level III (1)	Netting (2)	Total
Assets:
Financial instruments and other inventory positions owned:
Non-derivative instruments	$65,372	$324,836	$46,125	$—	$436,333
Derivative instruments	—	84,502	—	(28,000)	56,502

Total financial instruments and other inventory positions owned:	65,372	409,338	46,125	(28,000)	492,835

Securitized municipal tender option bonds	—	84,586	—	—	84,586

Cash equivalents	31,595	—	—	—	31,595

Investments	1,741	—	433	—	2,174

Total assets	$98,708	$493,924	$46,558	$(28,000)	$611,190

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Non-derivative instruments	$20,759	$86,784	$—	$—	$107,543
Derivative instruments	—	63,670	—	(28,000)	35,670

Total financial instruments and other inventory positions sold, but not yet purchased:	20,759	150,454	—	(28,000)	143,213

Investments	—	—	366	—	366

Total liabilities	$20,759	$150,454	$366	$(28,000)	$143,579

(1)
Level I financial instruments include highly liquid instruments with quoted prices such as certain U.S. treasury bonds, money market securities, equities listed in active markets and certain firm investments. Level II financial instruments generally include certain U.S. treasury bonds and U.S. government agency securities, certain corporate bonds, certain municipal bonds, certain asset-backed securities, certain convertible securities, derivatives and securitized municipal tender option bonds. Level III financial instruments generally include auction rate municipal securities, certain asset-backed securities, certain firm investments, certain convertible securities and certain corporate bonds.

(2)	Represents cash collateral and the impact of netting on a counterparty basis. Additionally, the Company had $ 56.8 million of securities posted as collateral to its counterparty.
     Instruments that trade infrequently and therefore have little or no price transparency are classified within Level III based on the results of our price verification process. The Company’s Level III assets were $48.1 million and $46.6 million, or 7.8 percent and 7.6 percent of financial instruments measured at fair value at March 31, 2009, and December 31, 2008, respectively. At March 31, 2009, these balances primarily consist of auction rate securities where the market has been dislocated and largely ceased to function and asset-backed securities, principally collateralized by aircraft that have experienced low volumes of executed transactions, such that unobservable inputs had to be utilized for the fair value measurements of these instruments. The fair value of our auction rate securities materially approximate par. Asset-backed securities are valued using cash flow models that utilize unobservable inputs that include airplane lease rates, maintenance costs and airplane liquidation proceeds.
     The following tables summarize the changes in fair value carrying values associated with Level III financial instruments during the three months ended March 31, 2009 and 2008, respectively:

	Non-Derivative	Non-Derivative	Investment	Investment
(Dollars in thousands)	Assets	Liabilities	Assets	Liabilities
Balance at December 31, 2008	$46,125	$—	$433	$(366)
Purchases/(sales), net	635	—	—	—
Net transfers in/(out)	970	—	—	—
Realized gains/(losses) (3)	241	—	—	—
Unrealized gains/(losses) (3)	59	—	(348)	347

Balance at March 31, 2009	$48,030	$—	$85	$(19)

	Non-Derivative	Non-Derivative	Investment	Investment
(Dollars in thousands)	Assets	Liabilities	Assets	Liabilities
Balance at December 31, 2007	$230,703	$—	$6,015	$(1,260)
Purchases/(sales), net	46,906	—	(267)	267
Net transfers in/(out)	—	—	—	—
Realized gains/(losses) (3)	(1,749)	—	267	(267)
Unrealized gains/(losses) (3)	1,780	—	(749)	(72)

Balance at March 31, 2008	$277,640	$—	$5,266	$(1,332)

(3)
Realized and unrealized gains/(losses) related to non-derivative assets are reported in institutional brokerage on the consolidated statements of operations. Realized and unrealized gains/(losses) related to investments are reported in other income/(loss) on the consolidated statements of operations.

Note 7	Securitizations
     Historically, the Company conducted a tender option bond securitization program, which the Company chose to discontinue in October of 2008. Under this program, the Company sold highly rated municipal bonds into securitization vehicles (“Securitized Trusts”) that are funded by the sale of variable rate certificates to institutional customers seeking variable rate tax-free investment products. These variable rate certificates reprice weekly and the Company receives a fee to remarket the variable rate certificates. Securitization transactions meeting certain Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”), criteria are treated as sales, with the resulting gain included in institutional brokerage revenue on the consolidated statements of operations. If a securitization does not meet the asset sale criteria of SFAS 140, the transaction is recorded as a borrowing. The Company had two Securitized Trusts outstanding as of March 31, 2009, and seven outstanding as of December 31, 2008, respectively.
     At March 31, 2009, the Company maintained two Securitized Trusts that did not meet the asset sale criteria of SFAS 140, causing the Company to account for these transactions as borrowings. The Company consolidated the assets and liabilities of the trusts onto its consolidated statements of financial condition. Accordingly, the Company recorded an asset for the underlying bonds of $38.8 million (par value $38.7 million) as of March 31, 2009, in securitized municipal tender option bonds and a liability for the certificates sold by the trusts for $38.7 million as of March 31, 2009, in tender option bond trust certificates on the consolidated statement of financial condition. At December 31, 2008, the Company had seven Securitized Trusts consolidated on its consolidated statement of financial condition. Accordingly, the Company recorded an asset for the underlying bonds of $84.6 million (par value $113.6 million) as of December 31, 2008, in securitized municipal tender option bonds and a liability for the certificates sold by the trusts for $88.0 million as of December 31, 2008, in tender option bond trust certificates on the consolidated statement of financial condition.
     The Company has contracted with a major third-party financial institution to act as the liquidity provider for the Company’s tender option bond Securitized Trusts. The Company has agreed to reimburse this party for any losses associated with providing liquidity to the trusts. The maximum exposure to loss at March 31, 2009, was $38.7 million representing the outstanding amount of all trust certificates. This exposure to loss is mitigated, however, by the underlying bonds in the trusts and derivative hedges the Company has in place. The underlying bonds had a market value of approximately $38.8 million at March 31, 2009.
     The Company has entered into interest rate swap agreements to manage interest rate exposure associated with its Securitized Trusts, which have been recorded at fair value. See further discussion of interest rate swap agreements in Note 5 to our unaudited consolidated financial statements.

Note 8	Variable Interest Entities
     In the normal course of business, the Company periodically creates or transacts with entities that may be variable interest entities (“VIEs”). The determination as to whether an entity is a VIE is based on the amount and nature of the Company’s equity investment in the entity. The Company also considers other characteristics such as the ability to influence the decision making about the entity’s activities and how the entity is financed. The Company’s involvement with VIEs is limited to entities used as either securitization vehicles or investment vehicles. See Note 7 for a discussion of the Company’s securitization vehicles.
     The Company has investments in and/or acts as the managing partner or member to approximately 22 partnerships and limited liability companies (“LLCs”). These entities were established for the purpose of investing in equity and debt securities of public and private investments and were initially financed through the capital commitments of the members. At March 31, 2009, the Company’s aggregate net investment in these partnerships and LLCs totaled $8.9 million. The Company’s remaining capital commitment to these partnerships and LLCs was $3.5 million at March 31, 2009.
     The Company has identified one partnership and three LLCs described above as VIEs. The Company consolidates all VIEs for which it is considered to be the primary beneficiary. The determination as to whether the Company is considered to be the primary beneficiary is based on whether the Company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.

It was determined that the Company is not the primary beneficiary of these VIEs, however, the Company owns a significant variable interest in these VIEs. These VIEs had assets approximating $150.0 million at March 31, 2009. The Company’s exposure to loss from these entities is $4.0 million, which is the value of its capital contributions recorded in other assets on the consolidated statement of financial condition at March 31, 2009. The Company had no liabilities related to these entities at March 31, 2009.
     The Company has not provided financial or other support to the VIEs that it was not previously contractually required to provide as of March 31, 2009.

Note 9	Receivables from and Payables to Brokers, Dealers and Clearing Organizations
     Amounts receivable from brokers, dealers and clearing organizations at March 31, 2009, and December 31, 2008, included:

	March 31,	December 31,
(Dollars in thousands)	2009	2008
Receivable arising from unsettled securities transactions, net	$—	$79,370
Deposits paid for securities borrowed	26,934	18,475
Receivable from clearing organizations	24,511	17,661
Securities failed to deliver	5,746	2,282
Other	3,703	4,332

	$60,894	$122,120

     Amounts payable to brokers, dealers and clearing organizations at March 31, 2009, and December 31, 2008, included:

	March 31,	December 31,
(Dollars in thousands)	2009	2008
Payable arising from unsettled securities transactions, net	$89,744	$—
Payable to clearing organizations	3,639	8,482
Securities failed to receive	2,228	1,565
Other	299	2

	$95,910	$10,049

     Deposits paid for securities borrowed approximate the market value of the securities. Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received by the Company on settlement date.

Note 10	Other Assets
     Other assets included investments in public companies, investments in private equity partnerships that are valued using the equity method of accounting, investments in private companies and bridge-loans valued at cost, net deferred tax assets, income tax receivables and prepaid expenses.
     Other assets at March 31, 2009, and December 31, 2008, included:

	March 31,	December 31,
(Dollars in thousands)	2009	2008
Investments at fair value	$1,223	$2,174
Investments at cost	35,300	33,988
Investments valued using equity method	17,920	19,817
Deferred income tax assets	73,658	87,420
Income tax receivables	3,240	35,268
Prepaid expenses	5,400	5,779
Other	1,366	1,292

Total other assets	$138,107	$185,738

Note 11	Goodwill and Intangible Assets
     The following table presents the changes in the carrying value of goodwill and intangible assets for the three months ended March 31, 2009:

(Dollars in thousands)
Goodwill
Balance at December 31, 2008	$160,582
Goodwill acquired	—
Impairment losses	—
FAMCO goodwill adjustment	(214)

Balance at March 31, 2009	$160,368

(Dollars in thousands)
Intangible assets
Balance at December 31, 2008	14,523
Intangible assets acquired	—
Amortization of intangible assets	(614)
Impairment losses	—

Balance at March 31, 2009	$13,909

Note 12	Financing
     The Company has committed short-term financing available on a secured basis and uncommitted short-term financing available on both a secured and unsecured basis. The availability of the Company’s uncommitted lines are subject to approval by individual banks each time an advance is requested and may be denied. In addition, the Company has established arrangements to obtain financing from another broker dealer at the end of each business day related specifically to its convertible securities inventory. Repurchase agreements are also used as a source of funding.
     During 2008, the Company entered into a $250 million committed revolving credit facility with U.S. Bank, N.A. in replacement of an existing $100 million uncommitted revolving credit facility. The Company uses this credit facility in the ordinary course of business to fund a portion of its daily operations, and the amount borrowed under the facility varies daily based on the Company’s funding needs. Advances under this facility are secured by certain marketable securities. However, of the $250 million in financing available under this facility, $125 million may only be drawn with specific municipal securities as collateral. The facility includes a covenant that requires the Company to maintain a minimum net capital of $180 million, and the unpaid principal amount of all advances under this facility will be due on September 25, 2009. The Company will also pay a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At March 31, 2009, the Company had advances against this line of credit of $59.0 million.
     The Company’s short-term financing bears interest at rates based on the federal funds rate. For the three months ended March 31, 2009 and 2008, the weighted average interest rate on borrowings was 1.29 percent and 3.42 percent, respectively. At March 31, 2009 and December 31, 2008, no formal compensating balance agreements existed, and the Company was in compliance with all debt covenants related to its financing facilities.

Note 13	Legal Contingencies
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
     The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential complaints, legal actions, investigations and proceedings. The Company’s reserves totaled $16.9 million and $17.0 million at March 31, 2009, and December 31, 2008, respectively, which is included within other liabilities and accrued expenses on the consolidated statements of financial condition. A significant portion of the Company’s reserves at March 31, 2009 and December 31, 2008, will be funded by an insurance receivable, which is recorded within other receivables on the consolidated statement of financial condition.

     As part of the asset purchase agreement between UBS and the Company for the sale of the PCS branch network, the Company retained liabilities arising from regulatory matters and certain litigation relating to the PCS business prior to the sale. The amount of exposure for PCS litigation matters deemed to be probable and reasonably estimable are included in the Company’s established reserves. Adjustments to litigation reserves for matters pertaining to the PCS business would be included within discontinued operations on the consolidated statements of operations.
     Given uncertainties regarding the timing, scope, volume and outcome of pending and potential litigation, arbitration and regulatory proceedings and other factors, the amounts of reserves are difficult to determine and of necessity subject to future revision. Subject to the foregoing, management of the Company believes, based on its current knowledge, after consultation with outside legal counsel and after taking into account its established reserves, that pending legal actions, investigations and proceedings will be resolved with no material adverse effect on the consolidated financial condition of the Company. However, if during any period a potential adverse contingency should become probable or resolved for an amount in excess of the established reserves, the results of operations in that period could be materially adversely affected.

Note 14	Restructuring
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

	2008	PCS
(Dollars in thousands)	Restructuring	Restructuring
Balance at December 31, 2008	$8,529	$9,928
Recovery of provision charged to operations	(274)	—
Cash outlays	(3,539)	(886)
Non-cash write-downs	(82)	—

Balance at March 31, 2009	$4,634	$9,042

Note 15	Shareholders’ Equity
Share Repurchase Program
     In the second quarter of 2008, the Company’s board of directors authorized the repurchase of up to $100 million in common shares through June 30, 2010. During the three months ended March 31, 2009, the Company did not repurchase any shares of the Company’s common stock under this authorization. The Company has $85.0 million remaining under this authorization.
Issuance of Shares
     During the three months ended March 31, 2009, the Company issued 134,700 common shares out of treasury in fulfillment of $3.8 million in obligations under the Piper Jaffray Companies Retirement Plan and issued 277,248 common shares out of treasury as a result of vesting and exercise transactions under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.

Note 16	Earnings Per Share
     Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive restricted stock and stock options. The computation of earnings per share is as follows:

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2009		2008
Net loss	$(2,725)		$(1,394)
Shares for basic and diluted calculations:
Average shares used in basic computation	15,868		15,829
Stock options	2		57
Restricted stock	2,428		2,111

Average shares used in diluted computation	18,298		17,997

Earnings per share:
Basic	$(0.17)		$(0.09)
Diluted	$(0.17	) (1)	$(0.09	) (1)

(1)	In accordance with SFAS 128, earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding in periods a loss is incurred.
     The anti-dilutive effects from stock options or restricted stock was immaterial for the periods ended March 31, 2009 and 2008.

Note 17	Stock-Based Compensation
     The Company maintains one stock-based compensation plan, the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan. The plan permits the grant of equity awards, including restricted stock and non-qualified stock options, to the Company’s employees and directors for up to 5.5 million shares of common stock. The Company periodically grants shares of restricted stock and options to purchase Piper Jaffray Companies common stock to employees and grants shares of Piper Jaffray Companies common stock to its non-employee directors. The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The awards granted to employees have the following vesting periods: approximately 80 percent of the awards have three-year cliff vesting periods, approximately 10 percent of the awards vest ratably from 2010 through 2013 on the annual grant date anniversary, and approximately 10 percent of the awards cliff vest upon meeting a specific performance-based metric prior to May 2013. The director awards are fully vested upon grant. The maximum term of the stock options granted to employees and directors is ten years. The plan provides for accelerated vesting of option and restricted stock awards if there is a change in control of the Company (as defined in the plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.
     Prior to January 1, 2006, the Company accounted for stock-based compensation under the fair value method of accounting as prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. As such, the Company recorded stock-based compensation expense in the consolidated statements of operations at fair value, net of estimated forfeitures.
     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123(R), “Share Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations at fair value over the service period of the award, net of estimated forfeitures.
     Employee and director stock options granted prior to January 1, 2006, were expensed by the Company on a straight-line basis over the option vesting period, based on the estimated fair value of the award on the date of grant using a Black-Scholes option-pricing model. Employee and director stock options granted after January 1, 2006, are expensed by the Company on a straight-line basis over the required service period, based on the estimated fair value of the award on the date of grant using a Black-Scholes option-pricing model. SFAS 123(R) required the Company to change the expensing period from the vesting period to the required service period, which shortened the period over which options are expensed for employees who are retiree-eligible on the date of grant or become retiree-eligible during the vesting period. The number of employees that fell within this category at January 1, 2006 was not material. In accordance with SEC guidelines, the Company did not alter the expense recorded in connection with prior option grants for the change in the expensing period.

     Restricted stock grants are valued at the market price of the Company’s common stock on the date of grant. Restricted stock granted prior to January 1, 2006, was amortized on a straight-line basis over the vesting period. Restricted stock grants after January 1, 2006, are amortized over the service period. The majority of the Company’s restricted stock grants provide for continued vesting after termination, so long as the employee does not violate certain post-termination restrictions. These post-termination restrictions do not meet the criteria for an in-substance service condition as defined by SFAS 123(R). Accordingly, such restricted stock grants are expensed in the period in which those awards are deemed to be earned, which is generally the calendar year preceding the February grant date each year.
     Performance-based restricted stock awards granted in 2008 were valued at the market price of the Company’s common stock on the date of grant. The restricted shares are amortized on a straight-line basis over the period the Company expects the performance target to be met. The performance condition must be met for the awards to vest and total compensation cost will be recognized only if the performance condition is satisfied. The probability that the performance conditions will be achieved and that the awards will vest is reevaluated each reporting period with changes in actual or estimated outcomes accounted for using a cumulative effect adjustment.
     The Company recorded compensation expense, net of estimated forfeitures, of $6.4 million and $6.5 million for the three months ended March 31, 2009 and 2008, respectively, related to employee restricted stock and stock option grants. The tax benefit related to the total compensation cost for stock-based compensation arrangements totaled $2.5 million for the three months ended March 31, 2009 and 2008, respectively.
     Equity awards cancelled as a result of recipients violating the post-termination restrictions prior to award vesting result in the Company recording other income on the consolidated statement of operations at the lower of the fair value of the award at grant date or the fair value of the award at the date of cancellation. The amount the Company recorded to other income from cancellations for the three months ended March 31, 2009 and 2008, was not significant.
     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model, which is based on assumptions such as the risk-free interest rate, the dividend yield, the expected volatility and the expected life of the option. The risk-free interest rate assumption is derived from the U.S. treasury bill rate with a maturity equal to the expected life of the option. The dividend yield assumption is derived from the assumed dividend payout over the expected life of the option. The expected volatility assumption for 2008 grants was derived from a combination of Company historical data and industry comparisons. The Company has only been a publicly traded company since the beginning of 2004 and does not have sufficient historical data to determine an appropriate expected volatility solely from the Company’s own historical data. The expected life assumption is based on an average of the following two factors: 1) industry comparisons; and 2) the guidance provided by the SEC in Staff Accounting Bulletin No. 110, (“SAB 110”). SAB 110 allows the use of an “acceptable” methodology under which the Company can take the midpoint of the vesting date and the full contractual term. The following table provides a summary of the valuation assumptions used by the Company to determine the estimated value of stock option grants in Piper Jaffray Companies common stock for the three months ended March 31, 2008:

2008
Weighted average assumptions in option valuation:
Risk-free interest rates	3.03%
Dividend yield	0.00%
Stock volatility factor	33.61%
Expected life of options (in years)	6.00
Weighted average fair value of options granted	$15.73
     The Company did not grant stock options during the three months ended March 31, 2009.
     The following table summarizes the changes in the Company’s outstanding stock options for the three months ended March 31, 2009:

			Weighted Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term (Years)	Value
December 31, 2008	571,067	$44.25	6.7	$322,749
Granted	—	—
Exercised	—	—
Canceled	—	—

March 31, 2009	571,067	$44.25	6.4	$—

Options exercisable at March 31, 2009	406,539	$42.99	5.6	$—

     As of March 31, 2009, there was no unrecognized compensation cost related to stock options expected to be recognized over future years.
     There were no options exercised for the three months ended March 31, 2009. Cash received from option exercises for the three months ended March 31, 2008 was not significant. The tax benefit realized for the tax deduction from option exercises was immaterial for the three months ended March 31, 2008.
     The following table summarizes the changes in the Company’s non-vested restricted stock for the three months ended March 31, 2009:

		Weighted
	Non-Vested	Average
	Restricted	Grant Date
	Stock	Fair Value
December 31, 2008	3,177,945	$46.87
Granted	854,212	27.89
Vested	(444,054)	47.79
Canceled	(18,525)	46.03

March 31, 2009	3,569,578	$42.27
     As of March 31, 2009, there was $35.5 million of total unrecognized compensation cost related to restricted stock expected to be recognized over a weighted average period of 3.20 years.

Note 18	Geographic Areas
     The following table presents net revenues and long-lived assets by geographic region:

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
Net revenues:
United States	$80,673	$82,798
Europe	2,349	5,800
Asia	860	7,149

Consolidated	$83,882	$95,747

	March 31,	December 31,
(Dollars in thousands)	2009	2008
Long-lived assets:
United States	$253,574	$269,862
Europe	1,162	1,290
Asia	11,877	11,408

Consolidated	$266,613	$282,560

Note 19	Net Capital Requirements and Other Regulatory Matters
     Piper Jaffray is registered as a securities broker dealer and an investment advisor with the SEC and is a member of various self regulatory organizations (“SROs”) and securities exchanges. In July of 2007, the National Association of Securities Dealers, Inc. (“NASD”) and the member regulation, enforcement and arbitration functions of the New York Stock Exchange (“NYSE”) consolidated to form the Financial Industry Regulatory Authority (“FINRA”), which now serves as Piper Jaffray’s primary SRO. Piper Jaffray is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. Piper Jaffray has elected to use the alternative method permitted by the SEC rule, which requires that it maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as such term is defined in the SEC rule. Under the FINRA rule, FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated debt, dividend payments and other equity withdrawals by Piper Jaffray are subject to certain notification and other provisions of the SEC and FINRA rules. In addition, Piper Jaffray is subject to certain notification requirements related to withdrawals of excess net capital.
     At March 31, 2009, net capital calculated under the SEC rule was $273.0 million, and exceeded the minimum net capital required under the SEC rule by $272.0 million.

     Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the U.K. Financial Services Authority (“FSA”). As of March 31, 2009, Piper Jaffray Ltd. was in compliance with the capital requirements of the FSA.
     Piper Jaffray Asia Holdings Limited operates three entities licensed by the Hong Kong Securities and Futures Commission, which are subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rules promulgated under the Securities and Futures Ordinance. As of March 31, 2009, Piper Jaffray Asia regulated entities were in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Ordinance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following information should be read in conjunction with the accompanying consolidated financial statements and related notes and exhibits included elsewhere in this report. Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include, among other things, statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under “Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2008 and in our subsequent reports filed with the SEC. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under “External Factors Impacting Our Business” as well as the factors identified under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as updated in our subsequent reports filed with the SEC. These reports are available at our web site at www.piperjaffray.com and at the SEC web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.
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
     The extremely challenging operating environment that impacted our business in 2008 continued into the first quarter of 2009. Despite this difficult environment, we have kept our focus on two key priorities for our firm: 1) appropriately adjusting our cost structure to enable us to operate through the difficult period, and 2) positioning our firm for when the markets eventually turn positive. In terms of the first priority, we benefited from the cost reduction initiatives implemented in 2008 and exercised strict cost discipline in the first quarter of 2009. We will continue to work to identify additional cost savings opportunities. In terms of the second priority, we believe our firm has an opportunity to capitalize on the turmoil in the competitive landscape and to increase market share by extending our franchise and enhancing our talent base with experienced individuals or teams during these challenging times.
RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2009
     For the three months ended March 31, 2009, we recorded pre-tax income of $3.5 million, but an after-tax loss of $2.7 million, or $0.17 per diluted share. We recorded $6.3 million of income tax expense in the first quarter of 2009, which was high compared to pre-tax income because of the distribution of results between the U.S. and non-U.S. entities and approximately $3.0 million of one-time items that increased tax expense. Net revenues for the three months ended March 31, 2009 were $83.9 million, down 12.4 percent from $95.7 million reported in the year-ago period. Higher institutional brokerage revenues were not able to offset the decline in investment banking revenue resulting from weak market conditions.

EXTERNAL FACTORS IMPACTING OUR BUSINESS
     Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Overall market conditions are a product of many factors, which are beyond our control and mostly unpredictable. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the demand for investment banking services as reflected by the number and size of equity and debt financings and merger and acquisition transactions, the volatility of the equity and fixed income markets, changes in interest rates (especially rapid and extreme changes), the level and shape of various yield curves, the volume and value of trading in securities, and the demand for asset management services as reflected by the amount of assets under management.
     Factors that differentiate our business within the financial services industry also may affect our financial results. For example, our business focuses on a middle-market clientele in specific industry sectors. If the business environment for our focus sectors continues to suffer, impacts one or more sectors disproportionately as compared to the economy as a whole, or does not recover on pace with other sectors of the economy, our business and results of operations will be negatively impacted. In addition, our business could be affected differently than overall market trends. Given the variability of the capital markets and securities businesses, our earnings may fluctuate significantly from period to period, and results for any individual period should not be considered indicative of future results.
OUTLOOK FOR THE REMAINDER OF 2009
     Global economic and financial market conditions were extraordinarily difficult in 2008 and continued to be challenging through the first quarter of 2009. We anticipate that a challenging environment will persist for the remainder of 2009. Our financial performance depends heavily on investment banking activity, and with the global equity capital markets essentially on hold and advisory activity muted, we anticipate that our results will be negatively impacted. Only one initial public offering was completed industry-wide in the United States during the first quarter of 2009. Additionally, middle market U.S. merger and acquisition activity (transactions of less than $500 million) was well below the average levels of the last two years in both the number and value of completed deals. We anticipate U.S. equity and fixed income trading will continue to perform reasonably well, although we do believe the very favorable fixed income sales and trading results we experienced in the first quarter of 2009 will moderate.
     For the three months ended March 31, 2009, non-compensation expenses were $30.0 million, down 20 percent compared to the first quarter of 2008. This decline was a result of actions taken in 2008, continued expense discipline in the first quarter of 2009 and the timing of certain expenses. All expense categories reflected a significant decline or were at similar levels as the year-ago period. We continue to work to identify additional cost savings, however, we anticipate going forward in 2009 that our non-compensation expense run-rate will be higher than it was in the first quarter and will be in the range of approximately $35 million per quarter.

Results of Operations
     The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of Net
	For the Three Months Ended			Revenues
	March 31,			For the Three Months Ended
			2009	March 31,
(Dollars in thousands)	2009	2008	v2008	2009	2008
Revenues:

Investment banking	$24,350	$55,265	(55.9)%	29.0%	57.7%
Institutional brokerage	55,027	29,812	84.6	65.6	31.2
Interest	7,288	15,159	(51.9)	8.7	15.8
Asset management	3,009	3,973	(24.3)	3.6	4.2
Other income/(loss)	(3,599)	(1,584)	127.2	(4.3)	(1.7)

Total revenues	86,075	102,625	(16.1)	102.6	107.2

Interest expense	2,193	6,878	(68.1)	2.6	7.2

Net revenues	83,882	95,747	(12.4)	100.0	100.0

Non-interest expenses:

Compensation and benefits	50,324	59,277	(15.1)	60.0	61.9
Occupancy and equipment	6,518	8,110	(19.6)	7.8	8.5
Communications	6,099	6,739	(9.5)	7.3	7.0
Floor brokerage and clearance	2,882	2,654	8.6	3.4	2.8
Marketing and business development	4,445	6,096	(27.1)	5.3	6.4
Outside services	7,519	8,642	(13.0)	9.0	9.0
Restructuring-related expenses	—	2,854	N/M	—	3.0
Other operating expenses	2,551	2,464	3.5	3.0	2.5

Total non-interest expenses	80,338	96,836	(17.0)	95.8	101.1

Income/(loss) before income tax expense/(benefit)	3,544	(1,089)	N/M	4.2	(1.1)

Income tax expense	6,269	305	N/M	7.4	0.4

Net loss	$(2,725)	$(1,394)	95.5%	(3.2)%	(1.5)%

N/M — Not meaningful
     For the three months ended March 31, 2009, we recorded pre-tax income of $3.5 million, but an after-tax loss of $2.7 million. Net revenues for the three months ended March 31, 2009, were $83.9 million, a 12.4 percent decline from the year-ago period. For the three months ended March 31, 2009, investment banking revenues decreased 55.9 percent to $24.4 million, compared with revenue of $55.3 million in the prior-year period. The challenging operating environment in 2008, particularly in the latter half of 2008, carried over to the first quarter of 2009 and resulted in reduced investment banking revenues, particularly in equity financings and mergers and acquisitions. In the first quarter of 2009, institutional brokerage revenues increased 84.6 percent to $55.0 million, compared with $29.8 million in the corresponding period in the prior year, due to higher fixed income sales and trading revenues. In the first quarter of 2009, net interest income decreased to $5.1 million, compared with $8.3 million in the first quarter of 2008. The decrease was primarily the result of a decline in net interest income earned on net inventory balances as we significantly reduced our balance sheet exposure in late 2008 and early 2009. For the three months ended March 31, 2009, asset management fees were $3.0 million, compared with $4.0 million in the prior-year period, driven by lower assets under management resulting from declining asset valuations. In the first quarter of 2009, other income decreased to a loss of $3.6 million, compared with a loss of $1.6 million in the prior-year period, primarily due to losses recorded on our principal investments. Non-interest expenses decreased to

$80.3 million for the three months ended March 31, 2009, from $96.8 million in the corresponding period in the prior year, primarily as a result of cost savings actions completed in both 2008 and the first quarter of 2009.
CONSOLIDATED NON-INTEREST EXPENSES
     Compensation and Benefits - Compensation and benefits expenses, which are the largest component of our expenses, include salaries, bonuses, benefits, stock-based compensation, employment taxes and other employee costs. A portion of compensation expense is comprised of variable incentive arrangements, including discretionary bonuses, the amount of which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits. Other compensation costs, primarily base salaries and benefits, are more fixed in nature. The timing of bonus payments, which generally occur in February, have a greater impact on our cash position and liquidity than is reflected in our statements of operations.
     For the three months ended March 31, 2009, compensation and benefits expenses decreased 15.1 percent to $50.3 million from $59.3 million in the corresponding period in 2008. This decrease was due to lower salaries and benefits expenses. Compensation and benefits expenses as a percentage of net revenues were 60.0 percent for the first quarter of 2009, compared with 61.9 percent for the first quarter of 2008.
     Occupancy and Equipment - In the first quarter of 2009, occupancy and equipment expenses were $6.5 million, compared with $8.1 million for the corresponding period in 2008. The decrease was attributable to a one-time reduction in expense resulting from the consolidation of existing locations and prior investments in technology and equipment becoming fully depreciated.
     Communications - Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the three months ended March 31, 2009, communications expenses were $6.1 million, compared with $6.7 million for the prior-year period.
     Floor Brokerage and Clearance - For the three months ended March 31, 2009, floor brokerage and clearance expenses were $2.9 million, essentially flat compared with $2.7 million for the three months ended March 31, 2008.
     Marketing and Business Development - Marketing and business development expenses include travel and entertainment and promotional and advertising costs. In the first quarter of 2009, marketing and business development expenses decreased 27.1 percent to $4.4 million, compared with $6.1 million in the first quarter of 2008. This decrease was due to a decline in travel costs resulting from lower deal activity in the first quarter of 2009, and cost savings actions taken in late 2008 and continued expense discipline in the first quarter of 2009.
     Outside Services - Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees and other professional fees. Outside services expenses decreased to $7.5 million in the first quarter of 2009, compared with $8.6 million for the prior-year period, due to reduced credit facility fees and lower consulting costs.
     Restructuring-Related Expense - During the first quarter of 2008, we implemented certain expense reduction measures as a means to better align our cost infrastructure with our revenues. These actions resulted in a pre-tax restructuring charge of $2.9 million, primarily consisting of employee severance costs.
     Other Operating Expenses - Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program, amortization of intangible assets and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. In the first quarter of 2009, other operating expenses were $2.6 million, essentially flat compared with the first quarter of 2008.
     Income Taxes - For the three months ended March 31, 2009, our provision for income taxes was $6.3 million, compared with $0.3 million in the prior year period. The $6.3 million of income tax expense recorded in the first quarter of 2009 was high compared to pre-tax income because we did not record a tax benefit related to some foreign subsidiary net operating loss carryforward deductions, and approximately $3 million of one-time items that increased tax expense.

NET REVENUES FROM OPERATIONS (DETAIL)

	For the Three Months Ended
	March 31,		2009
(Dollars in thousands)	2009	2008	v2008
Net revenues:
Investment banking
Financing
Equities	$4,063	$16,518	(75.4)%
Debt	12,388	19,370	(36.0)
Advisory services	8,815	25,325	(65.2)

Total investment banking	25,266	61,213	(58.7)

Institutional sales and trading
Equities	30,662	31,180	(1.7)
Fixed income	27,805	2,339	N/M

Total institutional sales and trading	58,467	33,519	74.4

Asset management	3,009	3,973	(24.3)

Other income/(loss)	(2,860)	(2,958)	(3.3)

Total net revenues	$83,882	$95,747	(12.4)%

N/M — Not meaningful
     Investment banking revenues comprise all the revenues generated through financing and advisory services activities including derivative activities that relate to debt financing. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.
     Industry-wide market conditions remained weak in the first quarter of 2009, resulting in reduced activity in all areas of investment banking with significant declines in equity financing and advisory services. Given these challenging market conditions, investment banking revenues decreased to $25.3 million in the first quarter of 2009, compared with $61.2 million in the corresponding period in the prior year. For the three months ended March 31, 2009, equity underwriting revenues decreased 75.4 percent to $4.1 million, reflecting the weak market conditions seen across the industry. Only one initial public offering was completed industry-wide in the United States during the first quarter of 2009. Debt financing revenues in the first quarter of 2009 decreased 36.0 percent to $12.4 million. Increased public finance underwriting revenues were more than offset by lower revenues related to public finance remarketing securities, auction-rate securities and derivatives. For the three months ended March 31, 2009, advisory services revenues decreased 65.2 percent to $8.8 million due to a decline in merger and acquisition activity. We completed six advisory transactions during the first quarter of 2009, compared with 17 advisory transactions in the first quarter of 2008. We expect continued market uncertainty to negatively impact our investment banking revenues in 2009.
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
     For the three months ended March 31, 2009, institutional sales and trading revenues increased 74.4 percent to $58.5 million, driven by strong fixed income sales and trading revenues. Equity institutional sales and trading revenues were $30.7 million in the first quarter of 2009, essentially flat compared with the prior year period. Increased revenues related to convertibles and electronic trading were offset by lower U.S. high touch and Hong Kong equity sales and trading revenue. Performance in the U.S. high touch equities business was solid in the first quarter of 2009, but revenues were lower due to a decline in net commissions earned. Fixed income institutional sales and trading revenues increased to $27.8 million in the first quarter of 2009. The significant increase in revenues was due to a strong performance across municipal and taxable products. Additionally in the first quarter of 2008, we incurred trading losses in our high yield business and our municipal tender option bond (“TOB”) program. We have significantly reduced our exposure in our high yield business and have discontinued our TOB program since that time.
     For the three months ended March 31, 2009, asset management fees decreased to $3.0 million compared with $4.0 million in the prior year period, due to a decline in assets under management resulting from a decline in asset valuations. At March 31, 2009, we had $5.5 billion in assets under management compared with $8.3 billion at March 31, 2008.
     Other income/loss includes gains and losses from our investments in private equity and venture capital funds, other firm investments and income associated with the forfeiture of stock-based compensation. In the first quarter of 2009, we recorded a loss of $2.9 million, which is flat compared with the prior year period.
Recent Accounting Pronouncements
     Recent accounting pronouncements are set forth in Note 3 to our unaudited consolidated financial statements, and are incorporated herein by reference.
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
     For a full description of our significant accounting policies, see Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2008. We believe that of our significant accounting policies, the following are our critical accounting policies.
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

     For investments in illiquid securities that do not have readily determinable fair values, the determination of fair value requires us to estimate the value of the securities using the best information available. Among the factors considered by us in determining the fair value of such financial instruments are the cost, terms and liquidity of the investment, the financial condition and operating results of the issuer, the quoted market price of publicly traded securities with similar quality and yield, and other factors generally pertinent to the valuation of investments. In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of a similar security without restriction but may be reduced by an amount estimated to reflect such restrictions. Even where the value of a security is derived from an independent source, certain assumptions may be required to determine the security’s fair value. For example, we assume that the size of positions that we hold would not be large enough to affect the quoted price of the securities if we sell them, and that any such sale would happen in an orderly manner. The actual value realized upon disposition could be different from the current estimated fair value.
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
     Financial instruments carried at contract amounts have short-term maturities (one year or less), are repriced frequently or bear market interest rates and, accordingly, those contracts are carried at amounts approximating fair value. Financial instruments carried at contract amounts on our consolidated statements of financial condition include receivables from and payables to brokers, dealers and clearing organizations, securities purchased under agreements to resell, securities sold under agreements to repurchase, receivables from and payables to customers and short-term financing.
     SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurement) and the lowest priority to unobservable inputs (Level III measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
     Instruments that trade infrequently and therefore have little or no price transparency are classified within Level III based on the results of our price verification process. The Company’s Level III assets were $48.1 million and $46.6 million as of March 31, 2009 and December 31, 2008, respectively, and represented approximately 7.8 percent and 7.6 percent of financial instruments measured at fair value. At March 31, 2009, this balance primarily consists of auction rate securities for which the market has been dislocated and largely ceased to function and asset-backed securities, principally collateralized by aircraft that have experienced low volumes of executed transactions, such that unobservable inputs had to be utilized for the fair value measurements of these instruments. Our auction rate securities are valued at par based upon our expectations of issuer refunding plans. Asset-backed securities are valued using cash flow models that utilize unobservable inputs that include airplane lease rates, maintenance costs and airplane liquidation proceeds. We could experience reductions in the value of these inventory positions, which would have a negative impact on our business and results of operations.
     During the quarter-ended March 31, 2009, we recorded net purchases of $0.6 million of Level III assets. Additionally, there was $1.0 million of net transfers in of Level III assets during the first quarter of 2009.
GOODWILL AND INTANGIBLE ASSETS
     We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value as required by Statement of Financial Accounting Standards No. 141, “Business Combinations.” Determining the fair value of assets and liabilities acquired requires certain management estimates. At March 31, 2009, we had goodwill of $160.4 million. Of this goodwill balance, $105.5 million is a result of the 1998 acquisition by U.S. Bancorp of our predecessor, Piper Jaffray Companies Inc., and its subsidiaries.
     Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we are required to perform impairment tests of our goodwill and indefinite-lived intangible assets annually and on an interim basis when certain events or circumstances exist. We have elected to test for goodwill impairment in the fourth quarter of each calendar year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of our two principal reporting units based on the following factors: our market capitalization, a discounted cash flow model using revenue and profit forecasts, public market comparables and multiples of recent mergers and acquisitions of similar businesses. Valuation multiples may be based on revenues, price-to-earnings and tangible capital ratios of comparable public companies and business segments. These multiples may be adjusted to consider competitive differences including size, operating leverage and other factors. The estimated fair values of our reporting units are compared with their carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value.
     As noted above, the initial recognition of goodwill and other intangible assets and the subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired assets or businesses will perform in the future using valuation methods including discounted cash flow analysis. Our estimated cash flows typically extend for five years and, by their nature, are difficult to determine over an extended time period. Events and factors that may significantly affect the estimates include, among others, competitive forces and changes in revenue growth trends, cost structures, technology, discount rates and market conditions. To assess the reasonableness of cash flow estimates and validate assumptions used in our estimates, we review historical performance of the underlying assets or similar assets. In assessing the fair value of our reporting units, the volatile nature of the securities markets and our industry requires us to consider the business and market cycle and assess the stage of the cycle in estimating the timing and extent of future cash flows.
     We completed our annual goodwill impairment testing as of November 30, 2008, which resulted in a non-cash goodwill impairment charge of $130.5 million. This charge related to our capital markets reporting unit and primarily pertained to goodwill created from the 1998 acquisition of our predecessor, Piper Jaffray Companies Inc., and its subsidiaries by U.S. Bancorp, which was retained by us when we spun-off from U.S. Bancorp on December 31, 2003. The factors used by us in estimating our capital markets reporting unit fair value included the following factors: our market capitalization, a discounted cash flow model, public market comparables and multiples of recent mergers and acquisitions. Our market capitalization was measured based on the average closing price for Piper Jaffray Companies common stock over the month of November 2008 and was adjusted to include an estimate for a control premium. Our discounted cash flow model was based on our five-year plan and included an estimated terminal value based upon historical transaction valuations. Public market industry peers were valued based on revenues and tangible common equity. Recent mergers and acquisitions were not a significant factor in the 2008 goodwill evaluation. The impairment charge resulted from deteriorating economic and market conditions in 2008, which led to reduced valuations in the factors discussed above.
     Further deterioration in economic or market conditions during future periods could result in additional impairment charges, which could materially adversely affect the results of operations in that period.
     Our annual goodwill impairment testing resulted in no impairment associated with our asset management reporting unit, principally comprised of FAMCO. In addition, we tested the definite-lived intangible assets acquired as part of the FAMCO acquisition and concluded there was no impairment.
STOCK-BASED COMPENSATION
     As part of our compensation to employees and directors, we use stock-based compensation, consisting of restricted stock and stock options. Prior to January 1, 2006, we elected to account for stock-based employee compensation on a prospective basis under the fair value method, as prescribed by Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation,” and as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The fair value method required stock based compensation to be expensed in the consolidated statement of operations at their fair value, net of estimated forfeitures.
     Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”), using the modified prospective transition method. SFAS 123(R) requires all stock-based compensation to be expensed in the consolidated statement of operations at fair value over the service period of the award.
     Compensation paid to employees in the form of restricted stock or stock options is generally accrued or amortized on a straight-line basis over the required service period of the award and is included in our results of operations as compensation expense. The majority of these awards have a three-year cliff vesting schedule. The majority of our restricted stock and option grants provide for continued vesting after termination, so long as the employee does not violate certain post-termination restrictions as set forth in the award agreements or any agreements entered into upon termination. These post-termination restrictions do not meet the criteria for an in-substance service condition as defined by SFAS 123(R). Accordingly, such restricted stock and option grants are expensed in the period in which those awards are deemed to be earned, which is generally the calendar year preceding our annual February equity grant. If any of these awards are cancelled, the lower of the fair value at grant date or the fair value at the date of cancellation is recorded within other income in the consolidated statements of operations.
     In 2008, we granted performance-based restricted stock awards. These restricted shares are amortized on a straight-line basis over the period we expect the performance target to be met. The performance condition must be met for the awards to vest and total compensation cost will be recognized only if the performance condition is satisfied. The probability that the performance conditions will be achieved and that the awards will vest is reevaluated each reporting period with changes in actual or estimated compensation expense accounted for using a cumulative effect adjustment.
     Stock-based compensation granted to our non-employee directors is in the form of unrestricted common shares of Piper Jaffray Companies stock. Stock-based compensation paid to directors is immediately expensed and is included in our results of operations as outside services expense as of the date of grant.
     In determining the estimated fair value of stock options, we use the Black-Scholes option-pricing model. This model requires management to exercise judgment with respect to certain assumptions, including the expected dividend yield, the expected volatility, and the expected life of the options. The expected dividend yield assumption is derived from the assumed dividend payout over the expected life of the option. The expected volatility assumption for grants subsequent to December 31, 2006 is derived from a combination of our historical data and industry comparisons, as we have limited information on which to base our volatility estimates because we have only been a public company since the beginning of 2004. The expected volatility assumption for grants prior to December 31, 2006 were based solely on industry comparisons. The expected life of options assumption is derived from the average of the following two factors: industry comparisons and the guidance provided by the SEC in Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 allows the use of an “acceptable” methodology under which we can take the midpoint of the vesting date and the full contractual term. We believe our approach for calculating an expected life to be an appropriate method in light of the limited historical data regarding employee exercise behavior or employee post-termination behavior. Additional information regarding assumptions used in the Black-Scholes pricing model can be found in Note 17 to our unaudited consolidated financial statements.
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
     As part of the asset purchase agreement for the sale of our PCS branch network to UBS that closed in August 2006, we have retained liabilities arising from regulatory matters and certain PCS litigation arising prior to the sale. Adjustments to litigation reserves for matters pertaining to the PCS business would be included within discontinued operations on the consolidated statements of operations.
     Given the uncertainities regarding timing, size, volume and outcome of pending and potential legal proceedings and other factors, the amounts of reserves are difficult to determine and of necessity subject to future revision. Subject to the foregoing, we believe, based on our current knowledge, after appropriate consultation with outside legal counsel and after taking into account our established reserves, that pending litigation, arbitration and regulatory proceedings will be resolved with no material adverse effect on our financial condition. However, if, during any period, a potential adverse contingency should become probable or resolved for an amount in excess of the established reserves and indemnification available to us, the results of operations in that period could be materially adversely affected.
INCOME TAXES
     We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally, amortization of share-based compensation. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. We believe that our future taxable profits will be sufficient to recognize our U.S. deferred tax assets. If however, our projections of future taxable profits do not materialize, we may conclude that a valuation allowance is needed.
     We record deferred tax benefits for future tax deductions expected upon the vesting of share-based compensation. If deductions reported on our tax return for share-based compensation exceed the cumulative cost of those instruments recognized for financial reporting (the excess tax benefit), we record the benefit as additional paid-in capital. Conversely, if deductions reported on our tax return for share-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, we offset the deficiency first to any previously recognized excess tax benefits recorded as additional paid-in capital and any remaining deficiency is recorded as income tax expense. As of March 31, 2009, we do not have any available excess tax benefits within additional paid-in capital.
     We establish reserves for uncertain income tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” when, it is not more likely than not that a certain position or component of a position will be ultimately upheld by the relevant taxing authorities. Significant judgment is required in evaluating uncertain tax positions. Our tax provision and related accruals include the impact of estimates for uncertain tax positions and changes to the reserves that are considered appropriate. To the extent the probable tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of change.
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
     On April 16, 2008, we announced that our board of directors had authorized the repurchase of up to $100 million in shares of our common stock. The program expires on June 30, 2010. In the first quarter of 2009, we did not repurchase any shares of our common stock under this authorization. Based upon prior repurchases, $85 million of this authorization remains.
     We may add capital in 2009 to facilitate certain of our growth initiatives, depending upon availability and pricing.

FUNDING SOURCES
     Short-term funding is obtained through the use of repurchase agreements and bank loans and are typically collateralized by the firm’s securities inventory. Short-term funding is generally obtained at rates based upon the federal funds rate. We have available both committed and uncommitted short-term financing with a diverse group of banks.
     Uncommitted Lines - We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $285 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have a $100 million uncommitted unsecured facility with one of these banks. These uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. For example, these lines are subject to approval by the respective bank each time an advance is requested and advances may be denied. We continue to manage our relationships with all the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business.
     Committed Lines - Our committed line is a $250 million revolving secured credit facility. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. However, of the $250 million in financing available under this facility, $125 million may only be drawn with specific municipal securities as collateral. The facility includes a covenant that requires our U.S. broker dealer subsidiary to maintain a minimum net capital of $180 million, and the unpaid principal amount of all advances under the facility will be due on September 25, 2009. On March 31, 2009, we had advances against this line of $59.0 million.
     To finance customer and trade-related receivables we utilized an average of $14 million in short-term bank loans in the first quarter of 2009. This compares to an average of $65 million in short-term bank loans in the first quarter of 2008. Average net repurchase agreements (excluding repurchase agreements used to facilitate economic hedges) of $33 million and $343 million in the first quarter of 2009 and 2008, respectively, were primarily used to finance inventory. The decrease in average net repurchase agreements in the first quarter of 2009 was primarily a result of lower balances of auction rate securities, which we financed through repurchase agreements, and lower financing requirements. At March 31, 2009, we had $17.7 million of auction rate securities, compared with $249.7 million at March 31. 2008. Growth in our securities inventory is generally financed through repurchase agreements. Bank financing supplements repurchase agreement financing as necessary.
     We currently do not have a credit rating, which may adversely affect our liquidity and increase our borrowing costs by limiting access to sources of liquidity that require a credit rating as a condition to providing funds.
CONTRACTUAL OBLIGATIONS
     Our contractual obligations have not materially changed from those reported in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2008.
CAPITAL REQUIREMENTS
     As a registered broker dealer and member firm of FINRA, our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rule and the net capital rule of FINRA. We expect that these provisions will not impact our ability to meet current and future obligations. We also are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. At March 31, 2009, our net capital under the SEC’s Uniform Net Capital Rule was $273.0 million, and exceeded the minimum net capital required under the SEC rule by $272.0 million.
     Although we operate with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our revenue producing activities.

     Piper Jaffray Ltd., our broker dealer subsidiary registered in the United Kingdom, is subject to the capital requirements of the U.K. Financial Services Authority. Each of our Piper Jaffray Asia entities licensed by the Hong Kong Securities and Futures Commission is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance.
Off-Balance Sheet Arrangements
     In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes our off-balance-sheet arrangements at March 31, 2009 and December 31, 2008:

						Total
						Contractual Amount
Expiration Per Period at March 31, 2009			2011-	2013-		March 31,	December 31,
(Dollars in thousands)	2009	2010	2012	2014	Later	2009	2008
Customer matched-book derivative contracts (1)(2)	$38,550	$—	$—	$75,430	$6,802,459	$6,916,439	$6,834,402
Trading securities derivative contracts (2)	—	—	—	—	161,500	161,500	114,500
Securitization transactions derivative contracts (2)	—	—	10,000	28,740	—	38,740	144,400
Loan commitments	—	—	—	—	—	—	—
Private equity and other principal investments (3)	—	—	—	—	—	3,497	3,694

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $254.3 million at March 31, 2009) who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing us to the credit risk of these counterparties. As of March 31, 2009, we had $39.8 million of credit exposure with these counterparties, including $18.3 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At March 31, 2009 and December 31, 2008, the net fair value of these derivative contracts approximated $30.5 million and $21.8 million, respectively.

(3)	The fund commitments have no specified call dates. The timing of capital calls is based on market conditions and investment opportunities.
DERIVATIVES
     Derivatives’ notional contract amounts are not reflected as assets or liabilities on our consolidated statements of financial condition. Rather, the market, or fair value, of the derivative transactions are reported on the consolidated statements of financial condition as assets or liabilities in financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased, as applicable. Derivatives are presented on a net-by-counterparty basis when a legal right of offset exists and on a net-by-cross product basis when applicable provisions are stated in a master netting agreement.
     We enter into derivative contracts in a principal capacity as a dealer to satisfy the financial needs of clients. We also use derivative products to hedge the interest rate and market value risks associated with our security positions. Our interest rate hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate risk. For a complete discussion of our activities related to derivative products, see Note 5, “Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased,” in the notes to our unaudited consolidated financial statements.
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
     At March 31, 2009, we had two securitization transactions in which highly rated fixed rate municipal bonds were sold into an SPE trust, whereby control remained with us and we are the primary beneficiary of the VIE. Accordingly, we have recorded an asset for the underlying bonds of $38.8 million (par value $38.7 million). The trusts were funded by the sale of variable rate certificates to institutional customers seeking variable rate tax-free investment products. These variable rate certificates reprice weekly. We have recorded a liability for the certificates sold by the trusts for $38.7 million as of March 31, 2009. We have contracted with a major third-party financial institution to act as the liquidity provider for these trusts, and we have agreed to reimburse the liquidity provider for any losses associated with providing liquidity to the trusts. See Note 7, “Securitizations,” in the notes to our unaudited consolidated financial statements for a complete discussion of our securitization activities.
     In addition, we have investments in various entities, typically partnerships or limited liability companies, established for the purpose of investing in private or public equity securities and various partnership entities. We commit capital or act as the managing partner or member of these entities. Some of these entities are deemed to be VIEs. For a complete discussion of our activities related to these types of entities, see Note 8, “Variable Interest Entities,” to our unaudited consolidated financial statements.
LOAN COMMITMENTS
     We may commit to short-term bridge-loan financing for our clients or make commitments to underwrite corporate debt. We had no loan commitments outstanding at March 31, 2009.
PRIVATE EQUITY AND OTHER PRINCIPAL INVESTMENTS
     We have committed capital to certain non-consolidated private-equity funds. These commitments have no specified call dates.
OTHER OFF-BALANCE SHEET EXPOSURE
     Our other types of off-balance-sheet arrangements include contractual commitments. For a discussion of our activities related to these off-balance sheet arrangements, see Note 16, “Contingencies, Commitments and Guarantees,” to our consolidated financial statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2008.
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
     With respect to market risk and credit risk, the cornerstone of our risk management process is daily communication among traders, trading department management and senior management concerning our inventory positions and overall risk profile. Our risk management functions supplement this communication process by providing their independent perspectives on our market and credit risk profile on a daily basis. The broader goals of our risk management functions are to understand the risk profile of each trading area, to consolidate risk monitoring company-wide, to assist in implementing effective hedging strategies, to articulate large trading or position risks to senior management, and to ensure accurate mark-to-market pricing.
     In addition to supporting daily risk management processes on the trading desks, our risk management functions support our market and credit risk committee. This committee oversees risk management practices, including defining acceptable risk tolerances and approving risk management policies.
MARKET RISK
     Market risk represents the risk of financial volatility that may result from the change in value of a financial instrument due to fluctuations in its market price. Our exposure to market risk is directly related to our role as a financial intermediary for our clients, to our market-making activities and our proprietary activities. Market risks are inherent to both cash and derivative financial instruments. The scope of our market risk management policies and procedures includes all market-sensitive financial instruments.

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
     Equity Price Risk — Equity price risk represents the potential loss in value due to adverse changes in the level or volatility of equity prices. We are exposed to equity price risk through our trading activities in the U.S. and European markets on both listed and over-the-counter equity markets. We attempt to reduce the risk of loss inherent in our market-making and in our inventory of equity securities by establishing limits on the notional level of our inventory and by managing net position levels with those limits.
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
     We use a Monte Carlo simulation methodology for VaR calculations. We believe this methodology provides VaR results that properly reflect the risk profile of all our instruments, including those that contain optionality and accurately models correlation movements among all of our asset classes. In addition, it provides improved tail results as there are no assumptions of distribution, and can add additional insight for scenario shock analysis.
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

	March 31,	December 31,
(Dollars in thousands)	2009	2008
Interest Rate Risk	$676	$2,494
Equity Price Risk	462	334
Diversification Effect (1)	(514)	(416)

Total Value-at-Risk	$624	$2,412

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.
     We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the three months ended March 31, 2009 and the year ended December 31, 2008.

For the Three Months Ended March 31, 2009
(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$1,757	$531	$975
Equity Price Risk	951	152	401
Diversification Effect (1)			(468)
Total Value-at-Risk	1,627	513	908

For the Year Ended December 31, 2008
(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$4,357	$554	$1,956

Equity Price Risk	1,836	78	489
Diversification Effect (1)			(602)

Total Value-at-Risk	3,704	584	1,843

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

     Trading losses incurred on a single day exceeded our 95% one-day VaR on three occasions during the first quarter of 2009.
     The aggregate VaR as of March 31, 2009 decreased compared to levels reported as of December 31, 2008. This was primarily due to the reduction of TOB program exposure, continued decrease in the values of high yield securities, and lower overall volatility during the period as compared to the previous quarter.
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
     We are also exposed to liquidity risk in our day-to-day funding activities. We have a relatively low leverage ratio of 1.6 as of March 31, 2009 and net capital of $273.0 million in our U.S. broker dealer as of March 31, 2009. We manage liquidity risk by diversifying our funding sources across products and among individual counterparties within those products. For example, our treasury department actively manages the use of repurchase agreements and secured and unsecured bank borrowings each day depending on pricing, availability of funding, available collateral and lending parameters from any one of these sources. We also added a committed bank line to our funding sources during 2008 to further manage liquidity risk.
     In addition to managing our capital and funding, the treasury department oversees the management of net interest income risk and the overall use of our capital, funding, and balance sheet.
     We currently act as the remarketing agent for approximately $7.2 billion of variable rate demand notes, all of which have a financial institution providing a liquidity guarantee. As remarketing agent for our clients’ variable rate demand notes, we are the first source of liquidity for sellers of these instruments. At certain times, demand from buyers of variable rate demand notes is less than the supply generated by sellers of these instruments. In times of supply and demand imbalance we may (but are not obligated to) facilitate liquidity by purchasing variable rate demand notes from sellers for our own account. Our liquidity risk related to variable rate demand notes is ultimately mitigated by our ability to tender these securities back to the financial institution providing the liquidity guarantee.
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
     We have concentrated counterparty credit exposure with six non-publicly rated entities totaling $39.8 million at March 31, 2009. This counterparty credit exposure is part of our matched-book derivative program, consisting primarily of interest rate swaps. One derivative counterparty represents 46 percent, or $18.3 million, of this credit exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our market and credit risk committee.
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
     Credit exposure associated with our customer margin accounts in the U.S. and Hong Kong is monitored daily. Our risk management functions have created credit risk policies establishing appropriate credit limits and collateralization thresholds for our customers utilizing margin lending. In the fourth quarter of 2008, we made a determination to exit the Hong Kong retail business, which will reduce our margin lending exposure in 2009.
     Credit exposure associated with our bridge-loan financings is monitored regularly by our market and credit risk committee. Bridge-loan financings that have been funded are recorded in other assets at amortized cost on the consolidated statement of financial condition. At March 31, 2009 we had two bridge-loan financings funded totaling $19.9 million. One of these bridge loans totaling $12.4 million is in default as of March 31, 2009; however, we currently believe that the value of our secured collateral exceeds $12.4 million and accordingly we have not recorded an impairment loss on this loan as of March 31, 2009.
     Our risk management functions review risk associated with institutional counterparties with whom we hold repurchase and resale agreement facilities, stock borrow or loan facilities, derivatives, TBAs and other documented institutional counterparty agreements that may give rise to credit exposure. Counterparty levels are established relative to the level of counterparty ratings and potential levels of activity. In the third quarter of 2008 a major investment bank, Lehman Brothers Holdings Inc., filed for bankruptcy protection exposing us to $3.0 million in unsecured receivables for which we are fully reserved.
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
     We also are exposed to the risk of loss related to changes in the credit spreads of debt instruments. Credit spread risk arises from potential changes in an issuer’s credit rating or the market’s perception of the issuer’s credit worthiness.

OPERATIONAL RISK
     Operational risk refers to the risk of direct or indirect loss resulting from inadequate or failed internal processes, personnel and systems or from external events. We rely on the ability of our employees, our internal systems and processes and systems at computer centers operated by third parties to process a large number of transactions. In the event of a breakdown or improper operation of our systems or processes or improper action by our employees or third-party vendors, we could suffer financial loss, regulatory sanctions and damage to our reputation. We have business continuity plans in place that we believe will cover critical processes on a company-wide basis, and redundancies are built into our systems as we have deemed appropriate. These control mechanisms attempt to ensure that operations policies and procedures are being followed and that our various businesses are operating within established corporate policies and limits.
LEGAL, REGULATORY AND COMPLIANCE RISK
     Legal, regulatory and compliance risk includes the risk of non-compliance with applicable legal and regulatory requirements and the risk that a counterparty’s performance obligations will be unenforceable. We are subject to extensive regulation in the various jurisdictions in which we conduct our business. We have established procedures that are designed to ensure compliance with applicable statutory and regulatory requirements, including, but not limited to, those related to regulatory net capital requirements, sales and trading practices, use and safekeeping of customer funds and securities, credit extension, money-laundering, privacy and recordkeeping.
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
ITEM 4.  CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding disclosure. During the first quarter of our fiscal year ended December 31, 2009, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
     The discussion of our business and operations should be read together with the legal proceedings contained in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
ITEM 1A.  RISK FACTORS
     The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC, as updated in our subsequent reports on Form 10-Q filed with the SEC. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2009.
     In addition, a third-party trustee makes open-market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.

				Total Number of
				Shares Purchased as	Approximate Dollar Value
	Total Number			Part of Publicly	of Shares that May Yet Be
	of Shares		Average Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased		per Share	Programs	or Programs(1)
Month #1 (January 1, 2009 to January 31, 2009)	551	(2)	$25.84	0	$85 million
Month #2 (February 1, 2009 to February 28, 2009)	164,233	(2)	$24.44	0	$85 million
Month #3 (March 1, 2009 to March 31, 2009)	2,032	(2)	$24.37	0	$85 million

Total	166,816		$24.45	0	$85 million

(1)	On April 16, 2008, we announced that our board of directors had authorized the repurchase of up to $100 million of common stock through June 30, 2010.

(2)	Consists of shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock.
ITEM 6.  EXHIBITS

Exhibit		Method of
Number	Description	Filing

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2009.

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