Form 10-Q
period 2009-06-30
PIPER JAFFRAY COMPANIES
filed 2009-07-31
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of July 24, 2009, the registrant had 19,673,187 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Piper Jaffray Companies
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2009	2008
(Amounts in thousands, except share data)	(Unaudited)
Assets

Cash and cash equivalents	$42,504	$49,848
Cash and cash equivalents segregated for regulatory purposes	1,006	20,005
Receivables:
Customers	74,662	39,228
Brokers, dealers and clearing organizations	91,005	122,120
Deposits with clearing organizations	33,905	28,471
Securities purchased under agreements to resell	159,462	65,237
Securitized municipal tender option bonds	28,843	84,586

Financial instruments and other inventory positions owned	409,741	380,812
Financial instruments and other inventory positions owned and pledged as collateral	129,600	112,023

Total financial instruments and other inventory positions owned	539,341	492,835

Fixed assets (net of accumulated depreciation and amortization of $63,167 and $59,485, respectively)	18,218	20,034
Goodwill	160,436	160,582
Intangible assets (net of accumulated amortization of $9,458 and $8,230, respectively)	13,295	14,523
Other receivables	52,274	36,951
Other assets	144,972	185,738

Total assets	$1,359,923	$1,320,158

Liabilities and Shareholders’ Equity

Short-term bank financing	$63,000	$9,000
Payables:
Customers	46,000	34,188
Checks and drafts	3,502	4,397
Brokers, dealers and clearing organizations	12,750	10,049
Securities sold under agreements to repurchase	61,298	106,372
Tender option bond trust certificates	28,720	87,982
Financial instruments and other inventory positions sold, but not yet purchased	180,344	143,213
Accrued compensation	80,815	98,150
Other liabilities and accrued expenses	105,385	78,828

Total liabilities	581,814	572,179

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at June 30, 2009 and December 31, 2008;
Shares issued: 19,503,488 at June 30, 2009 and 19,498,488 at December 31, 2008;
Shares outstanding: 16,110,685 at June 30, 2009 and 15,684,433 at December 31, 2008	195	195
Additional paid-in capital	803,319	808,358
Retained earnings	133,675	124,824
Less common stock held in treasury, at cost: 3,392,803 shares at June 30, 2009 and
3,814,055 shares at December 31, 2008	(159,607)	(183,935)
Other comprehensive income/(loss)	527	(1,463)

Total shareholders’ equity	778,109	747,979

Total liabilities and shareholders’ equity	$1,359,923	$1,320,158

See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Amounts in thousands, except per share data)	2009	2008		2009	2008

Revenues:

Investment banking	$62,150	$32,184		$86,500	$87,449
Institutional brokerage	60,852	51,196		115,879	81,008
Interest	8,973	13,114		16,261	28,273
Asset management	3,240	4,697		6,249	8,670
Other income/(loss)	(950)	2,356		(4,549)	772

Total revenues	134,265	103,547		220,340	206,172

Interest expense	1,975	5,826		4,168	12,704

Net revenues	132,290	97,721		216,172	193,468

Non-interest expenses:

Compensation and benefits	79,377	61,087		129,701	120,364
Occupancy and equipment	7,680	8,133		14,198	16,243
Communications	5,430	5,869		11,529	12,608
Floor brokerage and clearance	3,232	3,899		6,114	6,553
Marketing and business development	3,419	7,381		7,864	13,477
Outside services	7,415	11,308		14,934	19,950
Restructuring-related expenses	3,572	729		3,572	3,583
Other operating expenses	3,747	6,604		6,298	9,068

Total non-interest expenses	113,872	105,010		194,210	201,846

Income/(loss) from continuing operations before income tax expense/(benefit)	18,418	(7,289)		21,962	(8,378)

Income tax expense/(benefit)	6,842	(5,776)		13,111	(5,471)

Net income/(loss) from continuing operations	11,576	(1,513)		8,851	(2,907)

Discontinued operations:

Income from discontinued operations, net of tax	-	1,439		-	1,439

Net income/(loss)	$11,576	$(74)		$8,851	$(1,468)

Net income applicable to common shareholders	$9,475	N/A		$7,269	N/A

Earnings per basic common share
Income/(loss) from continuing operations	$0.59	$(0.09)		$0.45	$(0.18)
Income from discontinued operations	-	0.09		-	0.09

Earnings per basic common share	$0.59	$-		$0.45	$(0.09)

Earnings per diluted common share
Income/(loss) from continuing operations	$0.59	$(0.09)		$0.45	$(0.18)
Income from discontinued operations	-	0.09	(1)	-	0.09	(1)

Earnings per diluted common share	$0.59	$-		$0.45	$(0.09)

Weighted average number of common shares outstanding
Basic	16,104	16,072		15,987	15,951
Diluted	16,117	16,072	(1)	15,995	15,951	(1)
(1) In accordance with SFAS 128, earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding in periods a loss is incurred.
N/A - Not applicable as no allocation of income was made due to loss position.
See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2009	2008
Operating Activities:

Net income/(loss)	$8,851	$(1,468)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	3,540	4,755
Deferred income taxes	8,607	6,294
Stock-based compensation	20,479	13,993
Amortization of intangible assets	1,228	1,311
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	18,999	(7,000)
Receivables:
Customers	(36,864)	25,991
Brokers, dealers and clearing organizations	31,021	23,132
Deposits with clearing organizations	(5,434)	(3,851)
Securities purchased under agreements to resell	(94,225)	(30,143)
Securitized municipal tender option bonds	55,743	1,873
Net financial instruments and other inventory positions owned	(9,244)	(63,247)
Other receivables	(15,099)	(3,988)
Other assets	32,946	(6,795)
Increase/(decrease) in operating liabilities:
Payables:
Customers	11,826	(22,588)
Checks and drafts	(895)	(2,201)
Brokers, dealers and clearing organizations	4,423	75,430
Securities sold under agreements to repurchase	(441)	3,015
Tender option bond trust certificates	(59,262)	(1,631)
Accrued compensation	(11,531)	(81,119)
Other liabilities and accrued expenses	26,393	(21,000)

Net cash used in operating activities	(8,939)	(89,237)

Investing Activities:

Purchases of fixed assets, net	(1,558)	(509)

Net cash used in investing activities	(1,558)	(509)

Financing Activities:

Decrease in securities sold under agreements to repurchase	(44,633)	(181,514)
Increase in short-term bank financing	54,000	161,500
Repurchase of common stock	(4,242)	(8,192)
Excess/(reduced) tax benefits from stock-based compensation	(2,941)	792
Proceeds from stock option transactions	-	20

Net cash provided by/(used in) financing activities	2,184	(27,394)

Currency adjustment:
Effect of exchange rate changes on cash	969	23

Net decrease in cash and cash equivalents	(7,344)	(117,117)

Cash and cash equivalents at beginning of period	49,848	150,348

Cash and cash equivalents at end of period	$42,504	$33,231

Supplemental disclosure of cash flow information -
Cash paid/(received) during the period for:
Interest	$490	$13,095
Income taxes	$(36,688)	$(5,028)

Non-cash financing activities -
Issuance of common stock for retirement plan obligations:
134,700 shares and 90,140 shares for the six months ended June 30, 2009 and 2008, respectively	$3,756	$3,704

Issuance of restricted common stock for annual equity award:
585,198 shares and 1,237,756 shares for the six months ended June 30, 2009 and 2008, respectively	$16,331	$50,859
See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)
Note 1 Background
     Piper Jaffray Companies is the parent company of Piper Jaffray & Co. (“Piper Jaffray”), a securities broker dealer and investment banking firm; Piper Jaffray Ltd., a firm providing securities brokerage and investment banking services in Europe headquartered in London, England; Piper Jaffray Asia Holdings Limited, an entity providing investment banking services in China headquartered in Hong Kong; Fiduciary Asset Management, LLC (“FAMCO”), an entity providing asset management services to clients through separately managed accounts and closed end funds offering investment products; Piper Jaffray Financial Products Inc., Piper Jaffray Financial Products II Inc. and Piper Jaffray Financial Products III Inc., entities that facilitate customer derivative and inventory hedging transactions; and other immaterial subsidiaries. Piper Jaffray Companies and its subsidiaries (collectively, the “Company”) operate as one reporting segment providing investment banking services, institutional sales, trading and research services, and asset management services. As discussed more fully in Note 4, the Company completed the sale of its Private Client Services branch network and certain related assets to UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), on August 11, 2006, thereby exiting the Private Client Services (“PCS”) business.
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
     Effective June 30, 2009, the Company adopted Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). Under SFAS 165, subsequent events are defined as events or transactions that occur after the balance sheet date, but before the financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet. Unrecognized subsequent events are events or transactions that provide evidence about conditions that did not exist at the date of the balance sheet, but arose before the financial statements are issued. Recognized subsequent events are recorded in the consolidated financial statements and unrecognized subsequent events are excluded from the consolidated financial statements but disclosed in the notes to the consolidated financial statements if their effect is material. In accordance with SFAS 165, the Company evaluated subsequent events through July 31, 2009, the date the financial statements were issued and no events or transactions occurred.
Note 2 Summary of Significant Accounting Policies
     Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for a full description of the Company’s significant accounting policies. Changes to the Company’s significant accounting policies are described below.
Earnings Per Share
     Effective January 1, 2009, the Company adopted FASB Staff Position (“FSP”) EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the earnings per share calculation under the two-class method. The Company grants restricted stock as part of its share-based compensation program, which entitle the recipients to receive nonforfeitable dividends or dividend equivalents during the vesting period.

     Basic earnings per common share is computed by dividing net income/(loss) applicable to common shareholders by the weighted average number of common shares outstanding for the period. Net income/(loss) applicable to common shareholders represents net income/(loss) reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options.
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
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, results of operations and cash flows. SFAS 161 was effective for interim periods beginning after November 15, 2008. Since SFAS 161 impacts the Company’s disclosures and not its accounting treatment for derivative instruments and hedging activities, the Company’s adoption of SFAS 161 did not impact its consolidated results of operations or financial condition.
     In June 2008, the FASB issued FSP EITF No. 03-6-1. FSP EITF 03-6-1 clarifies that unvested share-based payment awards with nonforfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 was effective for financial statements issued for periods beginning after December 15, 2008 with early adoption prohibited. The adoption of FSP EITF 03-06-1 reduced earnings per diluted share by $0.03 for the three and six months ended June 30, 2009.
     In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which was effective upon issuance, including prior periods for which financial statements have not been issued. FSP 157-3 clarifies the application of Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”) in a market that is not active and provides an example of key considerations to determine the fair value of financial assets when the market for those assets is not active. The adoption of FSP 157-3 did not have a material effect on the Company’s consolidated results of operations or financial condition. In April, 2009, FSP 157-3 was superseded by FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP 157-4”).
     In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8 “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP 140-4”), which was effective for the first reporting period ending after December 15, 2008. FSP 140-4 requires additional disclosure related to transfers of financial assets and variable interest entities. Since FSP 140-4 impacts the Company’s disclosures and not its accounting treatment for transfers of financial assets and variable interest entities, the Company’s adoption of FSP 140-4 did not impact its consolidated results of operations or financial condition.
     In April 2009, the FASB issued FSP 157-4. FSP 157-4 provides guidance on estimating the fair value of a financial asset or liability when the trade volume and level of activity for the asset or liability has significantly decreased relative to historical levels and also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP 157-4 requires entities to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value and any changes in valuation inputs or techniques. In addition, debt and equity securities as defined by Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) shall be disclosed by major category. This FSP was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The adoption of FSP 157-4 did not have a material impact on the Company’s consolidated financial statements.

     In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). FSP 141(R)-1 amends the provisions in SFAS 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosure for assets and liabilities arising from contingencies in business combinations. FSP 141(R)-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. The provisions of FSP 141(R)-1 apply to business combinations beginning on or after the first annual reporting period after December 15, 2008. The Company will apply the standard to business combinations completed after January 1, 2009.
     In May 2009, the FASB issued SFAS 165. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 defines the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in the financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 was effective for interim or annual reporting periods ending after June 15, 2009, and should be applied prospectively. The adoption of SFAS 165 did not impact the consolidated financial statements of the Company.
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Additionally, SFAS 166 eliminates the qualifying special-purpose entity (QSPE) concept from FASB Statement No. 140, “Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 166 is effective for interim and annual reporting periods beginning after November 15, 2009. The recognition and measurement provisions are effective for prospective transfers with the exception of existing QSPEs which must be evaluated at the time of adoption. The disclosures required by SFAS 166 are applied to both retrospective and prospective transfers. The Company is evaluating the impact of SFAS 166 on its consolidated financial statements.
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities” (“SFAS 167”). SFAS 167 addresses the effects of eliminating the QSPE concept in SFAS 166 and constituent concerns about the application of certain key provisions of Interpretation No. 46(R), including concerns over the transparency of enterprises’ involvement with variable interest entities. SFAS 167 is effective for interim and annual reporting periods beginning after November 15, 2009 and is applicable to all entities with which the enterprise has involvement, regardless of when that involvement arose. The Company is evaluating the impact of SFAS 167 on its consolidated financial statements.
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 makes the FASB Accounting Standards Codification (the “Codification”) the single source of authoritative non-governmental generally accepted accounting principles, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related accounting literature. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009. SFAS 168 will impact the Company’s financial statement disclosures since all future references to authoritative accounting literature will be referenced in accordance with the Codification.
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
     Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased were as follows:

	June 30,	December 31,
(Dollars in thousands)	2009	2008

Financial instruments and other inventory positions owned (1):
Corporate securities:
Equity securities	$2,918	$4,148
Convertible securities	338	7,088
Fixed income securities	112,459	72,571
Municipal securities	278,579	173,169
Asset-backed securities	74,400	52,385
U.S. government agency securities	22,999	59,341
U.S. government securities	21,733	67,631
Derivative contracts	25,915	56,502

	$539,341	$492,835

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$1,114	$6,335
Convertible securities	284	-
Fixed income securities	17,052	9,283
Municipal securities	-	23,250
Asset-backed securities	22,814	-
U.S. government agency securities	4	10,298
U.S. government securities	136,452	58,377
Derivative contracts	2,624	35,670

	$180,344	$143,213

(1)
Excludes $28.8 million and $84.6 million in securitized municipal tender option bonds held in securitized trusts at June 30, 2009, and December 31, 2008, respectively. These financial instruments are included in securitized municipal tender option bonds on the consolidated statements of financial condition.

     At June 30, 2009, and December 31, 2008, financial instruments and other inventory positions owned in the amount of $129.6 million and $112.0 million, respectively, had been pledged as collateral for the Company’s repurchase agreements and secured borrowings.
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
Derivative Contract Financial Instruments
     The Company uses interest rate swaps, interest rate locks, and forward contracts to facilitate customer transactions and as a means to manage risk in certain inventory positions. Interest rate swaps are also used to manage interest rate exposure associated with the Company’s securitized municipal tender option bonds. The following describes the Company’s derivatives by the type of transaction or security the instruments are economically hedging.

     Customer matched-book derivatives: The Company enters into interest rate derivative contracts in a principal capacity as a dealer to satisfy the financial needs of its customers. The Company simultaneously enters into an interest rate derivative contract with a third party for the same notional amount to hedge the interest rate risk of the initial client interest rate derivative contract. The instruments use interest rates based upon either the London Inter-bank Offer Rate (“LIBOR”) index or the Securities Industry and Financial Markets Association (“SIFMA”) index.
     Trading securities derivatives: The Company enters into interest rate derivative contracts to hedge interest rate and market value risks associated with its fixed income securities. The instruments use interest rates based upon either the Municipal Market Data (“MMD”) index or the SIFMA index.
     Securitization transaction derivatives: The Company enters into interest rate derivative contracts to manage the interest rate exposure associated with the Company’s securitized municipal tender option bonds. The instruments used are based upon the SIFMA index.
     The following table presents the total absolute notional contract amount associated with the Company’s outstanding derivative instruments:

(Dollars in thousands)
Derivative Instrument	Derivative Category	June 30, 2009	December 31, 2008
Customer matched-book	Interest rate derivative contract	$6,892,755	$6,834,402
Trading securities	Interest rate derivative contract	211,500	114,500
Securitization transactions	Interest rate derivative contract	28,740	144,400

		$7,132,995	$7,093,302

     The Company’s interest rate derivative contracts do not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, unrealized gains and losses are recorded on the consolidated statements of operations. The following table presents the Company’s gains/(losses) on derivative instruments:

(Dollars in thousands)		Three Months Ended		Six Months Ended
Derivative Category	Revenue Category	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Interest rate derivative contract	Institutional brokerage	$1,866	$8,204	$11,582	$8,535
     The gross fair market value of all derivative instruments and their location on the Company’s consolidated statements of financial condition are shown below by asset or liability position (1):

(Dollars in thousands)		Asset Value at		Liability Value at
Derivative Category	Financial Condition Location	June 30, 2009	Financial Condition Location	June 30, 2009
Interest rate derivative contract	Financial intruments and other inventory positions owned	$365,446	Financial intruments and other inventory positions sold, but not yet purchased	$330,999
(1)
Amounts are disclosed at gross fair value in accordance with SFAS 161 requirements and therefore do not reflect the net presentation allowed by FSP No. FIN 39-1 “Amendment of FASB Interpretation No. 39”.

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
     Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by its market and credit risk committee. The majority of the Company’s derivative contracts are substantially collateralized by its counterparties, which are major financial institutions. The Company has a limited number of counterparties (notional contract amount of $271.7 million at June 30, 2009) who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of June 30, 2009, the Company had $22.6 million of credit exposure with these counterparties, including $10.5 million of credit exposure with one counterparty.

Note 6 Fair Value of Financial Instruments
     The Company records financial instruments and other inventory positions owned, financial instruments and other inventory positions sold, but not yet purchased, and securitized municipal tender option bonds at fair value on the consolidated statements of financial condition with unrealized gains and losses reflected in the consolidated statements of operations.
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
     The following is a description of the valuation techniques used to measure fair value.
Cash Equivalents
     Cash equivalents include highly liquid investments with original maturities of 90 days or less. Actively traded money market funds are measured at their net asset value and classified as Level I.
Cash Instruments (Trading Securities)
     When available, the fair value of cash instruments is based on quoted prices in active markets and reported in Level I. Level I cash instruments include highly liquid instruments with quoted prices such as certain U.S. treasury bonds, and equities listed in active markets.
     If quoted prices are not available, fair values are obtained from pricing services, broker quotes, or other model-based valuation techniques with observable inputs such as the present value of estimated cash flows and reported as Level II. The nature of these cash instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level II cash instruments generally include certain U.S. treasury bonds and U.S. government agency securities, certain corporate bonds, certain municipal bonds, certain asset-backed securities, convertible securities and securitized municipal tender option bonds.
     Level III cash instruments have little to no pricing observability as of the report date. These cash instruments do not have active two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. The Company has identified Level III cash instruments to include certain asset-backed securities, principally collateralized by aircraft, that have experienced low volumes of executed transactions; auction-rate securities for which the market has been dislocated and largely ceased to function; and certain corporate bonds where there was less frequent or nominal market activity. The Company’s Level III asset-backed securities are valued using cash flow models that utilize unobservable inputs including airplane lease rates, utilization rates, trust costs, aircraft residual values and assumptions on timing of sales. Auction-rate securities are valued based upon the Company’s expectations of issuer refunding plans and using internal models. Level III corporate bonds are valued using prices from comparable securities.
Derivatives
     Derivatives are valued using quoted market prices when available or pricing models based on the net present value of estimated future cash flows. The valuation models used require market observable inputs including contractual terms, market prices, yield curves, credit curves and measures of volatility. These measurements are classified as Level II within the fair value hierarchy and are used to value interest rate swaps, interest rate locks, and forward contracts.
Investments
     Investments in public companies are valued based on quoted prices on active markets and reported in Level I. Investments in certain illiquid municipal bonds that the Company is holding for investment are reported as Level III assets.

     The following table summarizes the valuation of our financial instruments by SFAS 157 pricing observability levels as of June 30, 2009:

				Counterparty
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$2,918	$-	$-	$-	$2,918
Convertible securities	-	338	-	-	338
Fixed income securities	-	105,886	6,573	-	112,459
Municipal securities	-	261,416	17,163	-	278,579
Asset-backed securities	-	30,176	44,224	-	74,400
U.S. government agency securities	-	22,999	-	-	22,999
U.S. government securities	6,524	15,209	-	-	21,733
Derivative instruments	-	57,792	-	(31,877)	25,915

Total financial instruments and other inventory positions owned	9,442	493,816	67,960	(31,877)	539,341

Securitized municipal tender option bonds	-	28,843	-	-	28,843

Cash equivalents	9,274	-	-	-	9,274

Investments	1,733	-	85	-	1,818

Total assets	$20,449	$522,659	$68,045	$(31,877)	$579,276

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$1,114	$-	$-	$-	$1,114
Convertible securities	-	284	-	-	284
Fixed income securities	-	17,052	-	-	17,052
Asset-backed securities	-	21,249	1,565	-	22,814
U.S. government agency securities	-	4	-	-	4
U.S. government securities	50,863	85,589	-	-	136,452
Derivative instruments	-	23,345	-	(20,721)	2,624

Total financial instruments and other inventory positions sold, but not yet purchased	51,977	147,523	1,565	(20,721)	180,344

Investments	-	-	19	-	19

Total liabilities	$51,977	$147,523	$1,584	$(20,721)	$180,363

(1)	Represents cash collateral and the impact of netting on a counterparty basis. Additionally, the Company had no securities posted as collateral to its counterparties.

     The following table summarizes the valuation of our financial instruments by SFAS 157 pricing observability levels as of December 31, 2008:

				Counterparty
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$4,148	$-	$-	$-	$4,148
Convertible securities	-	3,417	3,671	-	7,088
Fixed income securities	-	70,433	2,138	-	72,571
Municipal securities	-	155,419	17,750	-	173,169
Asset-backed securities	-	29,825	22,560	-	52,385
U.S. government agency securities	-	59,335	6	-	59,341
U.S. government securities	61,224	6,407	-	-	67,631
Derivative instruments	-	84,502	-	(28,000)	56,502

Total financial instruments and other inventory positions owned	65,372	409,338	46,125	(28,000)	492,835

Securitized municipal tender option bonds	-	84,586	-	-	84,586

Cash equivalents	31,595	-	-	-	31,595

Investments	1,741	-	433	-	2,174

Total assets	$98,708	$493,924	$46,558	$(28,000)	$611,190

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$6,335	$-	$-	$-	$6,335
Fixed income securities	-	9,283	-	-	9,283
Municipal securities	-	23,250	-	-	23,250
U.S. government agency securities	-	10,298	-	-	10,298
U.S. government securities	14,424	43,953	-	-	58,377
Derivative instruments	-	63,670	-	(28,000)	35,670

Total financial instruments and other inventory positions sold, but not yet purchased	20,759	150,454	-	(28,000)	143,213

Investments	-	-	366	-	366

Total liabilities	$20,759	$150,454	$366	$(28,000)	$143,579

(1)	Represents cash collateral and the impact of netting on a counterparty basis. Additionally, the Company had $56.8 million of securities posted as collateral to its counterparties.
     The Company’s Level III assets were $68.0 million and $46.6 million, or 11.7 percent and 7.6 percent of financial instruments measured at fair value at June 30, 2009, and December 31, 2008, respectively.

     The following tables summarize the changes in fair value carrying values associated with Level III financial instruments during the six months ended June 30, 2009 and 2008, respectively:

	Balance at					Balance at
	December 31,	Purchases/	Net transfers	Realized gains/	Unrealized gains/	June 30,
(Dollars in thousands)	2008	(sales), net	in/(out)	(losses) (2)	(losses) (2)	2009
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$3,671	$-	$(3,671)	$-	$-	$-
Fixed income securities	2,138	3,516	637	7	275	6,573
Municipal securities	17,750	175	(100)	-	(662)	17,163
Asset-backed securities	22,560	9,226	10,613	416	1,409	44,224
U.S. government agency securities	6	(1)	(5)	-	-	-

Total financial instruments and other inventory positions owned	46,125	12,916	7,474	423	1,022	67,960

Investments	433	-	-	-	(348)	85

Total assets	$46,558	$12,916	$7,474	$423	$674	$68,045

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Asset-backed securities	$-	$415	$1,297	$(49)	$(98)	$1,565

Total financial instruments and other inventory positions sold, but not yet purchased	-	415	1,297	(49)	(98)	1,565

Investments	366	-	-	-	(347)	19

Total liabilities	$366	$415	$1,297	$(49)	$(445)	$1,584

	Balance at					Balance at
	December 31,	Purchases/	Net transfers	Realized gains/	Unrealized gains/	June 30,
(Dollars in thousands)	2007	(sales), net	in/(out)	(losses) (2)	(losses) (2)	2008
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$-	$843	$1,696	$(168)	$66	$2,437
Fixed income securities	-	(230)	10,529	5	(793)	9,511
Municipal securities	202,500	(117,475)	-	-	-	85,025
Asset-backed securities	14,282	4,415	16,953	24	(2,360)	33,314
Other	13,921	35	-	(1,800)	(700)	11,456

Total financial instruments and other inventory positions owned	230,703	(112,412)	29,178	(1,939)	(3,787)	141,743

Investments	6,015	(1,073)	-	323	(1,343)	3,922

Total assets	$236,718	$(113,485)	$29,178	$(1,616)	$(5,130)	$145,665

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Fixed income securities	$-	$-	$1,960	$(80)	$-	$1,880

Total financial instruments and other inventory positions sold, but not yet purchased	-	-	1,960	(80)	-	1,880

Investments	1,260	(267)	-	267	33	1,293

Total liabilities	$1,260	$(267)	$1,960	$187	$33	$3,173

(2)
Realized and unrealized gains/(losses) related to non-derivative assets are reported in institutional brokerage on the consolidated statements of operations. Realized and unrealized gains/(losses) related to investments are reported in other income/(loss) on the consolidated statements of operations.

Note 7 Securitizations
     Historically, the Company conducted a tender option bond securitization program, which the Company decided to discontinue in October of 2008. Under this program, the Company sold highly rated municipal bonds into securitization vehicles (“Securitized Trust”) that were funded by the sale of variable rate certificates to institutional customers seeking variable rate tax-free investment products. These variable rate certificates reprice weekly and the Company receives a fee to remarket the variable rate certificates. The Company had one Securitized Trust outstanding as of June 30, 2009, and seven outstanding as of December 31, 2008. Securitization transactions meeting certain Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”), criteria are treated as sales, with the resulting gain included in institutional brokerage revenue on the consolidated statements of operations. If a securitization does not meet the asset sale criteria of SFAS 140, the transaction is recorded as a borrowing.

     At June 30, 2009, the Company maintained one Securitized Trust that did not meet the asset sale criteria of SFAS 140, causing the Company to account for this transaction as a borrowing. The Company consolidated the assets and liabilities of the trust onto the Company’s consolidated statement of financial condition. Accordingly, the Company recorded an asset for the underlying bonds of $28.8 million (par value $28.7 million) as of June 30, 2009, in securitized municipal tender option bonds and a liability for the certificates sold by the trust for $28.7 million as of June 30, 2009, in tender option bond trust certificates on the consolidated statement of financial condition. At December 31, 2008, the Company had seven Securitized Trusts that did not meet the asset sale requirements of SFAS 140, causing the Company to consolidate these trusts. Accordingly, the Company recorded an asset for the underlying bonds of $84.6 million (par value $113.6 million) as of December 31, 2008, in securitized municipal tender option bonds and a liability for the certificates sold by the trusts for $88.0 million as of December 31, 2008, in tender option bond trust certificates on the consolidated statement of financial condition.
     The Company has contracted with a major third-party financial institution to act as the liquidity provider for the Company’s tender option bond Securitized Trust through December 30, 2009. The Company has agreed to reimburse this party for any losses associated with providing liquidity to the trust. The maximum exposure to loss at June 30, 2009, was $28.7 million representing the outstanding amount of all trust certificates. This exposure to loss is mitigated, however, by the underlying bonds in the trust and derivative hedges the Company has in place. The underlying bonds had a market value of approximately $28.8 million at June 30, 2009.
     The Company has entered into interest rate swap agreements to manage interest rate exposure associated with its Securitized Trust, which have been recorded at fair value. See further discussion of interest rate swap agreements in Note 5 to our unaudited consolidated financial statements.
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
     The Company has investments in and/or acts as the managing partner or member to approximately 20 partnerships and limited liability companies (“LLCs”). These entities were established for the purpose of investing in equity and debt securities of public and private investments and were initially financed through the capital commitments of the members. At June 30, 2009, the Company’s aggregate net investment in these partnerships and LLCs totaled $8.0 million. The Company’s remaining capital commitment to these partnerships and LLCs was $3.4 million at June 30, 2009.
     The Company has identified one partnership and three LLCs described above as VIEs. The Company is required to consolidate all VIEs for which it is considered to be the primary beneficiary. The determination as to whether the Company is considered to be the primary beneficiary is based on whether the Company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. It was determined that the Company is not the primary beneficiary of these VIEs, however, the Company owns a significant variable interest in these VIEs. These VIEs had assets approximating $156.2 million at June 30, 2009. The Company’s exposure to loss from these entities is $4.4 million, which is the value of its capital contributions recorded in other assets on the consolidated statement of financial condition at June 30, 2009. The Company had no liabilities related to these entities at June 30, 2009.
     The Company has not provided financial or other support to the VIEs that it was not previously contractually required to provide as of June 30, 2009.

Note 9 Receivables from and Payables to Brokers, Dealers and Clearing Organizations
     Amounts receivable from brokers, dealers and clearing organizations at June 30, 2009, and December 31, 2008, included:

	June 30,	December 31,
(Dollars in thousands)	2009	2008
Receivable arising from unsettled securities transactions, net	$2,454	$79,370
Deposits paid for securities borrowed	48,942	18,475
Receivable from clearing organizations	18,914	17,661
Securities failed to deliver	9,538	2,282
Other	11,157	4,332

	$91,005	$122,120

     Amounts payable to brokers, dealers and clearing organizations at June 30, 2009, and December 31, 2008, included:

	June 30,	December 31,
(Dollars in thousands)	2009	2008
Payable to clearing organizations	$7,642	$8,482
Securities failed to receive	5,106	1,565
Other	2	2

	$12,750	$10,049

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
     Other assets at June 30, 2009, and December 31, 2008, included:

	June 30,	December 31,
(Dollars in thousands)	2009	2008
Investments at fair value	$1,818	$2,174
Investments at cost	39,375	33,988
Investments valued using equity method	16,825	19,817
Deferred income tax assets	78,813	87,420
Income tax receivables	445	35,268
Prepaid expenses	6,340	5,779
Other	1,356	1,292

Total other assets	$144,972	$185,738

Note 11 Goodwill and Intangible Assets
     The following table presents the changes in the carrying value of goodwill and intangible assets for the six months ended June 30, 2009:

(Dollars in thousands)
Goodwill
Balance at December 31, 2008	$160,582
Goodwill acquired	-
Impairment losses	-
FAMCO goodwill adjustment	(146)

Balance at June 30, 2009	$160,436

(Dollars in thousands)
Intangible assets
Balance at December 31, 2008	$14,523
Intangible assets acquired	-
Amortization of intangible assets	(1,228)
Impairment losses	-

Balance at June 30, 2009	$13,295

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
     During 2008, the Company entered into a $250 million committed revolving credit facility with U.S. Bank, N.A. The Company uses this credit facility in the ordinary course of business to fund a portion of its daily operations, and the amount borrowed under the facility varies daily based on the Company’s funding needs. Advances under this facility are secured by certain marketable securities. However, of the $250 million in financing available under this facility, $125 million may only be drawn with specific municipal securities as collateral. The facility includes a covenant that requires Piper Jaffray to maintain a minimum net capital of $180 million, and the unpaid principal amount of all advances under this facility will be due on September 25, 2009. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At June 30, 2009, the Company had no advances against this line of credit.
     The Company’s short-term financing bears interest at rates based on the federal funds rate. For the six months ended June 30, 2009 and 2008, the weighted average interest rate on borrowings was 1.26 percent and 2.96 percent, respectively. At June 30, 2009, and December 31, 2008, no formal compensating balance agreements existed, and the Company was in compliance with all debt covenants related to its financing facilities.
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
     The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential complaints, legal actions, investigations and proceedings. The Company’s reserves totaled $15.1 million and $17.0 million at June 30, 2009, and December 31, 2008, respectively, which is included within other liabilities and accrued expenses on the consolidated statements of financial condition. A significant portion of the Company’s reserves at June 30, 2009, and December 31, 2008, will be funded by an insurance receivable, which is recorded within other receivables on the consolidated statement of financial condition.

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
Note 14 Restructuring
     In 2006, the Company implemented a specific restructuring plan to reorganize the Company’s support infrastructure as a result of the PCS branch network sale to UBS. In 2008 and early 2009, the Company implemented certain expense reduction measures as a means to better align its cost infrastructure with its revenues. The following table presents a summary of activity with respect to the restructuring-related liabilities included in other liabilities and accrued expenses on the consolidated statements of financial condition:

	Other	PCS
(Dollars in thousands)	Restructuring	Restructuring
Balance at December 31, 2008	$8,529	$9,928
Provision charged to continuing operations	3,196	376
Recovery of provision charged to operations	(274)	-
Cash outlays	(5,913)	(1,571)
Non-cash write-downs	(260)	-

Balance at June 30, 2009	$5,278	$8,733

Note 15 Shareholders’ Equity
Share Repurchase Program
     In the second quarter of 2008, the Company’s board of directors authorized the repurchase of up to $100 million in common shares through June 30, 2010. During the six months ended June 30, 2009, the Company did not repurchase any shares of the Company’s common stock under this authorization. The Company has $85.0 million remaining under this authorization.
Issuance of Shares
     During the six months ended June 30, 2009, the Company issued 134,700 common shares out of treasury stock in fulfillment of $3.8 million in obligations under the Piper Jaffray Companies Retirement Plan and issued 286,552 common shares out of treasury stock as a result of vesting and exercise transactions under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.
Note 16 Earnings Per Share
     Effective January 1, 2009, the Company adopted FSP EITF 03-6-1. Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the earnings per share calculation under the two-class method. The Company grants restricted stock as part of its share-based compensation program, which entitle the recipients to receive nonforfeitable dividends or dividend equivalents during the vesting period.

     Basic earnings per common share is computed by dividing net income/(loss) applicable to common shareholders by the weighted average number of common shares outstanding for the period. Net income/(loss) applicable to common shareholders represents net income/(loss) reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options. The computation of earnings per share is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008

(Amounts in thousands, except per share data)
Net income/(loss)	$11,576		$(74)		$8,851		$(1,468)
Earnings allocated to participating stock awards	(2,101)		-		(1,582)		-

Net income/(loss) applicable to common shareholders (2)	$9,475		$(74)		$7,269		$(1,468)

Shares for basic and diluted calculations:
Average shares used in basic computation	16,104		16,072		15,987		15,951
Stock options	13		31		8		44
Restricted stock	-	(3)	2,467		-	(3)	2,289

Average shares used in diluted computation	16,117		18,570		15,995		18,284

Earnings per share:
Basic	$0.59		$-		$0.45		$(0.09)
Diluted	$0.59		$-	(1)	$0.45		$(0.09)	(1)
(1)	In accordance with SFAS 128, earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding in periods a loss is incurred.

(2)
Net income applicable to common shareholders for diluted and basic EPS may differ under the two-class method as a result of adding the effect of the assumed exercise of stock options to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for purposes of calculating diluted and basic EPS.

(3)	Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the calculation using the treasury-stock method.
     The anti-dilutive effects from stock options was immaterial for the periods ended June 30, 2009 and 2008.
Note 17 Stock-Based Compensation
     The Company maintains one stock-based compensation plan, the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan. The plan permits the grant of equity awards, including restricted stock and non-qualified stock options, to the Company’s employees and directors for up to 7.0 million shares of common stock. As of June 30, 2009, 1.8 million shares of common stock from this 7.0 million share authorization were available for equity award grants. The Company periodically grants shares of restricted stock and options to purchase Piper Jaffray Companies common stock to employees and grants options to purchase Piper Jaffray Companies common stock and shares of Piper Jaffray Companies common stock to its non-employee directors. The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The awards granted to employees have the following vesting periods: approximately 80 percent of the awards have three-year cliff vesting periods, approximately 10 percent of the awards vest ratably from 2010 through 2013 on the annual grant date anniversary, and approximately 10 percent of the awards cliff vest upon meeting a specific performance-based metric prior to May 2013. The director awards are fully vested upon grant. The maximum term of the stock options granted to employees and directors is ten years. The plan provides for accelerated vesting of option and restricted stock awards if there is a change in control of the Company (as defined in the plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.
     Prior to January 1, 2006, the Company accounted for stock-based compensation under the fair value method of accounting as prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. As such, the Company recorded stock-based compensation expense in the consolidated statements of operations at fair value, net of estimated forfeitures.
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

     Employee and director stock options granted prior to January 1, 2006, were expensed by the Company on a straight-line basis over the option vesting period, based on the estimated fair value of the award on the date of grant using a Black-Scholes option-pricing model. Employee and director stock options granted after January 1, 2006, are expensed by the Company on a straight-line basis over the required service period, based on the estimated fair value of the award on the date of grant using a Black-Scholes option-pricing model. SFAS 123(R) required the Company to change the expensing period from the vesting period to the required service period, which shortened the period over which options are expensed for employees who are retiree-eligible on the date of grant or become retiree-eligible during the vesting period. The number of employees that fell within this category at January 1, 2006, was not material. In accordance with SEC guidelines, the Company did not alter the expense recorded in connection with prior option grants for the change in the expensing period.
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
     The Company recorded compensation expense, net of estimated forfeitures, of $13.4 million and $8.0 million for the three months ended June 30, 2009 and 2008, respectively, and $19.8 million and $14.5 million for the six months ended June 30, 2009 and 2008, respectively, related to employee restricted stock and stock option grants. The tax benefit related to the total compensation cost for stock-based compensation arrangements totaled $5.2 million and $3.1 million for the three months ended June 30, 2009 and 2008, respectively, and $7.7 million and $5.6 million for the six months ended June 30, 2009 and 2008, respectively.
     Equity awards cancelled as a result of recipients violating the post-termination restrictions prior to award vesting result in the Company recording other income on the consolidated statement of operations at the lower of the fair value of the award at grant date or the fair value of the award at the date of cancellation. The amount the Company recorded to other income from cancellations for the six months ended June 30, 2009 and 2008, was not significant.
     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model, which is based on assumptions such as the risk-free interest rate, the dividend yield, the expected volatility and the expected life of the option. The risk-free interest rate assumption is derived from the U.S. treasury bill rate with a maturity equal to the expected life of the option. The dividend yield assumption is derived from the assumed dividend payout over the expected life of the option. The expected volatility assumption for 2008 grants was derived from a combination of Company historical data and industry comparisons. The Company has only been a publicly traded company since the beginning of 2004 and does not have sufficient historical data to determine an appropriate expected volatility solely from the Company’s own historical data. The expected life assumption is based on an average of the following two factors: 1) industry comparisons; and 2) the guidance provided by the SEC in Staff Accounting Bulletin No. 110, (“SAB 110”). SAB 110 allows the use of an “acceptable” methodology under which the Company can take the midpoint of the vesting date and the full contractual term. The following table provides a summary of the valuation assumptions used by the Company to determine the estimated value of stock option grants in Piper Jaffray Companies common stock for the six months ended June 30, 2008:

2008
Weighted average assumptions in option valuation:
Risk-free interest rates	3.03%
Dividend yield	0.00%
Stock volatility factor	33.61%
Expected life of options (in years)	6.00
Weighted average fair value of options granted	$15.73
     The Company did not grant stock options during the six months ended June 30, 2009.

     The following table summarizes the changes in the Company’s outstanding stock options for the six months ended June 30, 2009:

			Weighted Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term (Years)	Value
December 31, 2008	571,067	$44.25	6.7	$322,749
Granted	-	-
Exercised	-	-
Canceled	-	-

June 30, 2009	571,067	$44.25	6.2	$1,572,374

Options exercisable at June 30, 2009	421,424	$43.10	5.3	$1,271,381
     As of June 30, 2009, there was no unrecognized compensation cost related to stock options expected to be recognized over future years.
     There were no options exercised for the six months ended June 30, 2009. Cash received from option exercises for the six months ended June 30, 2008, was not significant. The tax benefit realized for the tax deduction from option exercises was immaterial for the six months ended June 30, 2008.
     The following table summarizes the changes in the Company’s non-vested restricted stock for the six months ended June 30, 2009:

		Weighted
	Non-Vested	Average
	Restricted	Grant Date
	Stock	Fair Value
December 31, 2008	3,177,945	$46.87
Granted	873,787	27.64
Vested	(453,666)	47.73
Canceled	(22,457)	46.16

June 30, 2009	3,575,609	$40.96
     As of June 30, 2009, there was $32.9 million of total unrecognized compensation cost related to restricted stock expected to be recognized over a weighted average period of 2.98 years.
Note 18 Geographic Areas
     The following table presents net revenues and long-lived assets by geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Net revenues:
United States	$120,939	$85,642	$201,611	$168,440
Europe	5,292	9,172	7,641	14,972
Asia	6,059	2,907	6,920	10,056

Consolidated	$132,290	$97,721	$216,172	$193,468

	June 30,	December 31,
(Dollars in thousands)	2009	2008
Long-lived assets:
United States	$257,442	$269,862
Europe	1,240	1,290
Asia	12,080	11,408

Consolidated	$270,762	$282,560

Note 19 Net Capital Requirements and Other Regulatory Matters
     Piper Jaffray is registered as a securities broker dealer and an investment advisor with the SEC and is a member of various self regulatory organizations (“SROs”) and securities exchanges. The Financial Industry Regulatory Authority (“FINRA”) serves as Piper Jaffray’s primary SRO. Piper Jaffray is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. Piper Jaffray has elected to use the alternative method permitted by the SEC rule, which requires that it maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as such term is defined in the SEC rule. Under its rules, FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated debt, dividend payments and other equity withdrawals by Piper Jaffray are subject to certain notification and other provisions of the SEC and FINRA rules. In addition, Piper Jaffray is subject to certain notification requirements related to withdrawals of excess net capital.

     At June 30, 2009, net capital calculated under the SEC rule was $293.0 million, and exceeded the minimum net capital required under the SEC rule by $291.8 million.
     Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the U.K. Financial Services Authority (“FSA”). As of June 30, 2009, Piper Jaffray Ltd. was in compliance with the capital requirements of the FSA.
     Piper Jaffray Asia Holdings Limited operates three entities licensed by the Hong Kong Securities and Futures Commission, which are subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rules promulgated under the Securities and Futures Ordinance. As of June 30, 2009, Piper Jaffray Asia regulated entities were in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Ordinance.

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
     During the second quarter of 2009, we were able to capitalize on the favorable fixed income trading environment and improved equity markets. The positive fixed income sales and trading results we experienced in the first quarter of 2009 continued into the second quarter driven by solid client activity and favorable market opportunities. The equity capital market conditions improved during the second quarter of 2009 and we were able to complete several equity financing and advisory transactions across all of our focus sectors.
RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009
     For the three months ended June 30, 2009, we recorded net income of $11.6 million from continuing operations, or $0.59 per diluted share, compared with a net loss from continuing operations of $1.5 million for the corresponding period in the prior year. Net revenues for the second quarter of 2009 were $132.3 million, an increase of 35.4 percent from $97.7 million reported in the year-ago period. Higher revenues were recorded in both our investment banking and institutional brokerage businesses.
     For the six months ended June 30, 2009, net income from continuing operations was $8.9 million, or $0.45 per diluted share, compared with a loss of $2.9 million from continuing operations for the prior-year period. Net revenues for the first half of 2009 increased 11.7 percent to $216.2 million driven by higher fixed income institutional sales and trading revenues.

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
     Factors that differentiate our business within the financial services industry also may affect our financial results. For example, our business focuses on a middle-market clientele in specific industry sectors. If the business environment for our focus sectors impacts one or more sectors disproportionately as compared to the economy as a whole or does not recover on pace with other sectors of the economy, our business and results of operations will be negatively impacted. In addition, our business could be affected differently than overall market trends. Given the variability of the capital markets and securities businesses, our earnings may fluctuate significantly from period to period, and results for any individual period should not be considered indicative of future results.
OUTLOOK FOR THE REMAINDER OF 2009
     During the second quarter of 2009, conditions in the equity capital markets improved, although revenues remained below our historical quarterly average. Within the U.S. market, there were thirteen initial public offerings completed industry-wide and we participated in five. We completed several equity financing and advisory transactions across all our focus sectors. If markets remain conducive to equity financing, as we experienced in the second quarter, we believe equity financing activity in our focus sectors will continue. Our public finance business performed well in the second quarter and we anticipate this business may improve further if the non-investment grade portion of the tax-exempt markets begins to function. We believe advisory activity will be challenged in the second half of the year, as buyers remain cautious. We anticipate U.S. equity and fixed income trading will continue to perform reasonably well, although we believe the very favorable fixed income sales and trading results we experienced in the first half of 2009 will moderate as trading spreads tighten.
     For the six months ended June 30, 2009, non-compensation expenses were $64.5 million, down 21 percent compared to the first half of 2008. This decline was a result of actions taken in 2008 and continued expense discipline. All expense categories reflected a decline compared with the year-ago period. We anticipate going forward in 2009 that our non-compensation expense run-rate will be in the range of approximately $32 million to $33 million per quarter.

Results of Operations
FINANCIAL SUMMARY FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008
     The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of Net
	For the Three Months Ended			Revenues
	June 30,			For the Three Months Ended
			2009	June 30,
(Dollars in thousands)	2009	2008	v2008	2009	2008
Revenues:

Investment banking	$62,150	$32,184	93.1%	47.0%	33.0%
Institutional brokerage	60,852	51,196	18.9	46.0	52.4
Interest	8,973	13,114	(31.6)	6.8	13.4
Asset management	3,240	4,697	(31.0)	2.4	4.8
Other income/(loss)	(950)	2,356	N/M	(0.7)	2.4

Total revenues	134,265	103,547	29.7	101.5	106.0

Interest expense	1,975	5,826	(66.1)	1.5	6.0

Net revenues	132,290	97,721	35.4	100.0	100.0

Non-interest expenses:

Compensation and benefits	79,377	61,087	29.9	60.0	62.5
Occupancy and equipment	7,680	8,133	(5.6)	5.8	8.3
Communications	5,430	5,869	(7.5)	4.1	6.0
Floor brokerage and clearance	3,232	3,899	(17.1)	2.5	4.0
Marketing and business development	3,419	7,381	(53.7)	2.6	7.6
Outside services	7,415	11,308	(34.4)	5.6	11.6
Restructuring-related expenses	3,572	729	390.0	2.7	0.7
Other operating expenses	3,747	6,604	(43.3)	2.8	6.8

Total non-interest expenses	113,872	105,010	8.4%	86.1	107.5

Income/(loss) before income tax expense/(benefit)	18,418	(7,289)	N/M	13.9	(7.5)

Income tax expense/(benefit)	6,842	(5,776)	N/M	5.1	(5.9)

Net income/(loss) from continuing operations	11,576	(1,513)	N/M	8.8	(1.6)

Discontinued operations:

Income from discontinued operations, net of tax	-	1,439	N/M	-	1.5

Net income/(loss)	$11,576	$(74)	N/M	8.8%	(0.1)%

Net income applicable to common shareholders	$9,475	N/A	N/M	7.2%	N/A

N/M - Not meaningful
N/A - Not applicable as no allocation of income was made due to loss position

     Our consolidated results of operations for the three months ended June 30, 2009 and June 30, 2008 include the effect of the adoption of FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). For further discussion, see Note 16, “Earnings Per Share,” in our unaudited consolidated financial statements.
     For the three months ended June 30, 2009, we recorded net income of $11.6 million. Net revenues for the three months ended June 30, 2009, were $132.3 million, a 35.4 percent increase from the year-ago period. For the second quarter of 2009, investment banking revenues increased to $62.2 million, compared with revenue of $32.2 million in the prior-year period. The increase in investment banking revenues was attributable to higher equity and public finance activity as well as increased advisory services revenues. In the second quarter of 2009, institutional brokerage revenues increased 18.9 percent to $60.9 million, compared with $51.2 million in the corresponding period in the prior year, driven by higher fixed income sales and trading revenues, including significant increases in both commissions and trading profits, resulting from a favorable fixed income trading environment. In the second quarter of 2009, net interest income decreased slightly to $7.0 million, compared with $7.3 million in the second quarter of 2008. For the three months ended June 30, 2009, asset management fees were $3.2 million, compared with $4.7 million in the prior-year period, driven by lower assets under management resulting from declining asset valuations. In the second quarter of 2009, other income was a loss of $1.0 million, compared with income of $2.4 million in the prior-year period. The loss in the second quarter of 2009 was a result of losses recorded on our principal investments. In the second quarter of 2008, income associated with the forfeiture of equity awards more than offset losses on our principal investments. Non-interest expenses increased to $113.9 million for the three months ended June 30, 2009, from $105.0 million in the corresponding period in the prior year, primarily as a result of higher compensation and benefits expenses resulting from increased revenues.
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
     For the three months ended June 30, 2009, compensation and benefits expenses increased 29.9 percent to $79.4 million from $61.1 million in the corresponding period in 2008. This increase was due to higher variable compensation costs resulting from higher investment banking and institutional brokerage revenues. Compensation and benefits expenses as a percentage of net revenues were 60.0 percent for the second quarter of 2009, compared with 62.5 percent for the second quarter of 2008.
     Occupancy and Equipment - In the second quarter of 2009, occupancy and equipment expenses were $7.7 million, compared with $8.1 million for the corresponding period in 2008. The decrease was attributable to prior investments in technology and equipment becoming fully depreciated.
     Communications - Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the three months ended June 30, 2009, communications expenses were $5.4 million, compared with $5.9 million for the prior-year period.
     Floor Brokerage and Clearance - For the three months ended June 30, 2009, floor brokerage and clearance expenses were $3.2 million, compared with $3.9 million for the three months ended June 30, 2008.
     Marketing and Business Development - Marketing and business development expenses include travel and entertainment and promotional and advertising costs. In the second quarter of 2009, marketing and business development expenses decreased 53.7 percent to $3.4 million, compared with $7.4 million in the second quarter of 2008. This decrease was due to a significant decline in travel expenses as well as cost savings actions taken in late 2008. Additionally, in the second quarter of 2008, we experienced a high number of travel expense write-offs associated with deals that were not completed because of the challenging market conditions.
     Outside Services - Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees and other professional fees. Outside services expenses decreased 34.4 percent to $7.4 million in the second quarter of 2009, compared with $11.3 million for the prior-year period, due to a reduction in legal fees as well as reduced credit facility fees and lower consulting costs. The second quarter of 2008 included expenses for non-reimbursable legal fees associated with deals that were not completed because of the challenging market conditions.

     Restructuring-Related Expense - During the second quarter of 2009, we recorded a pre-tax restructuring charge of $3.6 million, primarily consisting of employee severance costs and charges related to leased office space.
     Other Operating Expenses - Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program, amortization of intangible assets and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. In the second quarter of 2009, other operating expenses decreased to $3.7 million, compared with $6.6 million in the second quarter of 2008. In the second quarter of 2008, we recorded $2.9 million in litigation-related expenses.
     Income Taxes - For the three months ended June 30, 2009, our provision for income taxes was $6.8 million, equating to an effective tax rate of 37.1 percent. For the three months ended June 30, 2008, income taxes from continuing operations was a benefit of $5.8 million, equating an effective tax rate of 79.2 percent. The 79.2 percent effective tax rate in the second quarter of 2008 was driven by the large amount of tax-exempt municipal interest income and operating losses.
NET REVENUES FROM OPERATIONS (DETAIL)

	For the Three Months Ended
	June 30,
			2009
	2009	2008	v2008
(Dollars in thousands)
Net revenues:
Investment banking
Financing
Equities	$23,294	$8,705	167.6%
Debt	20,126	15,297	31.6
Advisory services	19,574	11,256	73.9

Total investment banking	62,994	35,258	78.7

Institutional sales and trading
Equities	30,384	35,345	(14.0)
Fixed income	35,166	20,804	69.0

Total institutional sales and trading	65,550	56,149	16.7

Asset management	3,240	4,697	(31.0)

Other income/(loss)	506	1,617	(68.7)

Total net revenues	$132,290	$97,721	35.4%

     Investment banking revenues comprise all the revenues generated through financing and advisory services activities including derivative activities that relate to debt financing. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.
     Investment banking revenues increased 78.7 percent to $63.0 million in the second quarter of 2009, compared with $35.3 million in the corresponding period in 2008. For the three months ended June 30, 2009, equity financing revenues increased to $23.3 million, compared with $8.7 million in the prior-year period due to increased activity. Equity capital markets activity was depressed in the second quarter of 2008 due to difficult market conditions, which continued through the first quarter of 2009. We began to see some improvement during the second quarter of 2009, although equity financing revenues remain below our historical quarterly average. In the second quarter of 2009, we completed 38 equity financings raising $11.2 billion in capital for our clients. We acted as book runner on five of these transactions. In the second quarter of 2008, we completed nine equity financings raising $1.5 billion in capital for our clients, serving as book runner on two of the nine financings. Debt financing revenues in the second quarter of 2009 increased 31.6 percent to $20.1 million due to higher public finance underwriting revenues attributable to an increased number of transactions completed. For the second quarter of 2009, we underwrote 137 tax-exempt issues with a par value of $3.8 billion, compared with 97 tax-exempt issues with a par value of $2.5 billion for the prior-year period. For the three months ended June 30, 2009, advisory services revenues increased 73.9 percent to $19.6 million due to increased merger and acquisition activity and higher average revenue per transaction. We completed 11 advisory transactions with an aggregate transaction value of $1.8 billion during the second quarter of 2009, compared with 9 advisory transactions with an aggregate transaction value of $0.6 billion in the second quarter of 2008.

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
     For the three months ended June 30, 2009, institutional sales and trading revenues increased 16.7 percent from the prior-year period to $65.6 million, as strong fixed income sales and trading revenues more than offset the decline in equity sales and trading revenues. Equity institutional sales and trading revenues were $30.4 million in the second quarter of 2009, compared with $35.3 million in the prior year period due to a decline in net commissions earned per share. Fixed income institutional sales and trading revenues increased 69.0 percent to $35.2 million in the second quarter of 2009. The significant increase in revenues was due to significant increases in both commissions and trading profits and incremental revenues as a result of senior hires. Additionally, in the second quarter of 2008, we incurred trading losses in our high yield and structured products business.
     For the three months ended June 30, 2009, asset management fees decreased to $3.2 million, compared with $4.7 million in the prior-year period, due to a decline in assets under management resulting from a decline in asset valuations. At June 30, 2009, we had $5.9 billion in assets under management compared with $8.1 billion at June 30, 2008.
     Other income/loss includes gains and losses from our investments in private equity and venture capital funds, other firm investments and income associated with the forfeiture of equity awards. In the second quarter of 2009, we recorded income of $0.5 million, compared with $1.6 million of income in the prior year period as we recorded higher income associated with forfeitures of equity awards in the second quarter of 2008.
DISCONTINUED OPERATIONS
     Discontinued operations include the resolution of certain legal matters and revisions to restructuring estimates related to our Private Client Services (“PCS”) business, which we sold to UBS on August 11, 2006.
     In the second quarter of 2008, discontinued operations recorded net income of $1.4 million, which primarily related to a PCS legal settlement.

FINANCIAL SUMMARY FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008
     The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of Net
	For the Six Months Ended			Revenues
	June 30,			For the Six Months Ended
			2009	June 30,
(Dollars in thousands)	2009	2008	v2008	2009	2008
Revenues:

Investment banking	$86,500	$87,449	(1.1)%	40.0%	45.2%
Institutional brokerage	115,879	81,008	43.0	53.6	41.9
Interest	16,261	28,273	(42.5)	7.5	14.6
Asset management	6,249	8,670	(27.9)	2.9	4.5
Other income/(loss)	(4,549)	772	N/M	(2.1)	0.4

Total revenues	220,340	206,172	6.9	101.9	106.6

Interest expense	4,168	12,704	(67.2)	1.9	6.6

Net revenues	216,172	193,468	11.7	100.0	100.0

Non-interest expenses:

Compensation and benefits	129,701	120,364	7.8	60.0	62.2
Occupancy and equipment	14,198	16,243	(12.6)	6.6	8.4
Communications	11,529	12,608	(8.6)	5.3	6.5
Floor brokerage and clearance	6,114	6,553	(6.7)	2.8	3.4
Marketing and business development	7,864	13,477	(41.6)	3.6	7.0
Outside services	14,934	19,950	(25.1)	6.9	10.3
Restructuring-related expenses	3,572	3,583	(0.3)	1.7	1.8
Other operating expenses	6,298	9,068	(30.5)	2.9	4.7

Total non-interest expenses	194,210	201,846	(3.8)%	89.8	104.3

Income/(loss) before income tax expense/(benefit)	21,962	(8,378)	N/M	10.2	(4.3)

Income tax expense/(benefit)	13,111	(5,471)	N/M	6.1	(2.8)

Net income/(loss) from continuing operations	8,851	(2,907)	N/M	4.1	(1.5)

Discontinued operations:

Income from discontinued operations, net of tax	-	1,439	N/M	-	0.7

Net income/(loss)	$8,851	$(1,468)	N/M	4.1%	(0.8)%

Net income applicable to common shareholders	$7,269	N/A	N/M	3.4%	N/A

N/M - Not meaningful
N/A - Not applicable as no allocation of income was made due to loss position

     Our consolidated results of operations for the six months ended June 30, 2009 and June 30, 2008 include the effect of the adoption of FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). For further discussion, see Note 16, “Earnings Per Share,” in our unaudited consolidated financial statements.
     Except as discussed below, the description of non-interest expenses from continuing operations, net revenues from continuing operations, and discontinued operations as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.
     For the six months ended June 30, 2009, net income from continuing operations totaled $8.9 million, compared with a net loss from continuing operations of $2.9 million in the corresponding period in 2008. Net revenues from continuing operations were $216.2 million for the six months ended June 30, 2009, an increase of 11.7 percent from the year-ago period. For the six months ended June 30, 2009, investment banking revenues were $86.5 million, essentially flat compared with the first half of 2008. Institutional brokerage revenues increased 43.0 percent to $115.9 million, compared with revenues of $81.0 million in the prior-year period due to higher fixed income sales and trading revenues. Net interest income for the first six months of 2009 decreased to $12.1 million, down from $15.6 million for the first six months of 2008. The decrease was primarily the result of a decline in net interest income earned on net inventory balances as we significantly reduced our balance sheet exposure in late 2008 and early 2009. For the first half of 2009, asset management fees were $6.2 million, compared with $8.7 million in the prior-year period, driven by lower assets under management resulting from declining asset valuations. Other income for the six months ended June 30, 2009, was a loss of $4.5 million, compared with income of $0.8 million for the corresponding period in 2008. The change in other income is attributable to higher losses recorded on our principal investments in the first six months of 2009. Additionally, in the first six months of 2008 we recorded higher income on forfeitures of equity awards. Non-interest expenses decreased to $194.2 million for the six months ended June 30, 2009, from $201.8 million in the corresponding period in the prior year, primarily as a result of cost savings actions completed in both 2008 and the first half of 2009.
NON-INTEREST EXPENSES
     For the six months ended June 30, 2009, non-interest expenses decreased 3.8 percent to $194.2 million, compared with $201.8 million for the prior year period. The underlying reasons for the decrease for the six months ended June 30, 2009, when compared with the six months ended June 20, 2008, are the same as those described in the comparative quarterly discussion.
     Income Taxes – For the six months ended June 30, 2009, our provision for income taxes was $13.1 million, equating to an effective tax rate of 59.7 percent. For the six months ended June 30, 2008, income taxes from continuing operations was a benefit of $5.5 million, equating to an effective tax rate of 65.3 percent. The effect tax rate of 59.7 percent for the first half of 2009 included $3 million of one-time items that increased tax expense. Additionally in the first half of 2009, we did not record a tax benefit related to some foreign subsidiary net operating loss carryforward deductions.

NET REVENUES FROM CONTINUING OPERATIONS (DETAIL)

	For the Six Months Ended
	June 30,
			2009
	2009	2008	v2008
(Dollars in thousands)
Net revenues:
Investment banking
Financing
Equities	$27,357	$25,223	8.5%
Debt	32,514	34,667	(6.2)
Advisory services	28,389	36,581	(22.4)

Total investment banking	88,260	96,471	(8.5)

Institutional sales and trading
Equities	61,046	66,525	(8.2)
Fixed income	62,971	23,143	172.1

Total institutional sales and trading	124,017	89,668	38.3

Asset management	6,249	8,670	(27.9)

Other income/(loss)	(2,354)	(1,341)	75.5

Total net revenues	$216,172	$193,468	11.7%

     For the six months ended June 30, 2009, investment banking revenues decreased to $88.3 million, compared with $96.5 million in the prior-year period. Equity financing revenues increased to $27.4 million in the first half of 2009, compared with $25.2 million in the corresponding period in the prior year. During the six months ended June 30, 2009, we completed 42 equity financings, raising $11.3 billion in capital for our clients. During the six months ended June 30, 2008, we completed 24 equity financings, raising $3.7 billion in capital, excluding the $19.7 billion of capital raised from the VISA initial public offering, on which we were a co-lead manager. In the first half of 2009, debt financing revenues declined to $32.5 million, compared with $34.7 million in the corresponding period in 2008 as increased public finance revenues were more than offset by a decline in corporate debt and derivative financing revenues. Advisory services revenues for the first six months of 2009 declined 22.4 percent to $28.4 million due to a decline in activity. For the six months ended June 30, 2009, we completed 17 advisory transactions, compared with 26 advisory transactions in the first half of 2008.
     For the six months ended June 30, 2009, institutional sales and trading revenues increased 38.3 percent to $124.0 million, compared with the prior-year period. Equity institutional sales and trading revenue decreased 8.2 percent to $61.0 million in the first half of 2009, compared with $66.5 million in the first half of 2008. Performance in the U.S. high touch equities business was solid in the first half of 2009, but revenues were lower due to a decline in net commissions earned. Fixed income institutional sales and trading revenues increased significantly to $63.0 million for the six months ended June 30, 2009, compared with $23.1 million for the corresponding period in 2008, driven by a favorable fixed income trading environment resulting in strong performance across municipal and taxable products. Additionally, in the first half of 2008, we recorded a net loss in high yield and structured products driven by lower commissions and trading losses. Market conditions for high yield corporate bonds and structured products were difficult in the first half of 2008, and we have since liquidated certain of our inventories in high yield and structured products to reduce our exposure in this business.
     For the six months ended June 30, 2009, other income/loss recorded a loss of $2.4 million, compared with a net loss of $1.3 million in the corresponding period in 2008. The increased loss in the first half of 2009 was a result of higher income associated with the forfeiture of equity awards in the year-ago period.
DISCONTINUED OPERATIONS
     For the six months ended June 30, 2008, discontinued operations recorded net income of $1.4 million. The underlying reasons for income recorded to discontinued operations for the six months ended June 30, 2008, are the same as those described in the discussion for the three months ended June 30, 2008.

Recent Accounting Pronouncements
     Recent accounting pronouncements are set forth in Note 3 to our unaudited consolidated financial statements, and are incorporated herein by reference.
Critical Accounting Policies
     Our accounting and reporting policies comply with generally accepted accounting principles (“GAAP”) and conform to practices within the securities industry. The preparation of financial statements in compliance with GAAP and industry practices requires us to make estimates and assumptions that could materially affect amounts reported in our consolidated financial statements. Critical accounting policies are those policies that we believe to be the most important to the portrayal of our financial condition and results of operations and that require us to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by us to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical, including whether the estimates are significant to the consolidated financial statements taken as a whole, the nature of the estimates, the ability to readily validate the estimates with other information (e.g., third-party or independent sources), the sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be used under GAAP.
     For a full description of our significant accounting policies, see Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2008. We believe that of our significant accounting policies, the following are our critical accounting policies.
VALUATION OF FINANCIAL INSTRUMENTS
     Financial instruments and other inventory positions owned, financial instruments and other inventory positions owned and pledged as collateral, financial instruments and other inventory positions sold, but not yet purchased, and securitized municipal tender option bonds on our consolidated statements of financial condition consist of financial instruments recorded at fair value. Unrealized gains and losses related to these financial instruments are reflected on our consolidated statements of operations.
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
     SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
     Instruments that trade infrequently and therefore have little or no price transparency are classified within Level III based on the results of our price verification process. The Company’s Level III assets were $68.0 million and $46.6 million as of June 30, 2009 and December 31, 2008, respectively, and represented approximately 11.7 percent and 7.6 percent of financial instruments measured at fair value. At June 30, 2009, this balance primarily consisted of auction-rate securities for which the market has been dislocated and largely ceased to function; asset-backed securities, principally collateralized by aircraft, that have experienced low volumes of executed transactions, such that unobservable inputs had to be utilized for the fair value measurements; and corporate bonds where there was less frequent or nominal market activity. Our auction-rate securities are valued based upon our expectations of issuer refunding plans and using internal models. Asset-backed securities are valued using cash flow models that utilize unobservable inputs that include airplane lease rates, utilization rates, trust costs, aircraft residual values and assumptions on timing of costs. Corporate bonds are valued using prices from comparable securities. We could experience reductions in the value of these inventory positions, which would have a negative impact on our business and results of operations.
     During the first half of 2009, we recorded net purchases of $12.9 million of Level III assets, primarily consisting of asset-backed securities and corporate bonds. We had net transfers of $3.8 million of assets from Level III to Level II in the first six months of 2009 and $11.3 million of net transfers of assets from Level II to Level III. Transfers of assets from Level III to Level II were primarily related to convertible securities transaction activity as liquidity increased and external prices became more observable. Transfers of assets from Level II to Level III primarily consisted of asset-backed securities, principally collateralized by aircraft, that experienced low volume of executed transactions, such that unobservable inputs had to be utilized for the fair value measurement. Our valuation adjustments (realized and unrealized) increased Level III assets by $1.1 million.
     During the six months ended June 30, 2009, we recorded net purchases of $0.4 million of Level III asset-backed liabilities. We had $1.3 million of liabilities transfer from Level II to Level III, related to asset-backed securities. Our valuation adjustments (realized and unrealized) decreased Level III liabilities by $0.5 million.
GOODWILL AND INTANGIBLE ASSETS
     We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value as required by Statement of Financial Accounting Standards No. 141, “Business Combinations.” Determining the fair value of assets and liabilities acquired requires certain management estimates. At June 30, 2009, we had goodwill of $160.4 million. Of this goodwill balance, $105.5 million is a result of the 1998 acquisition by U.S. Bancorp of our predecessor, Piper Jaffray Companies Inc., and its subsidiaries.

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
     We record deferred tax benefits for future tax deductions expected upon the vesting of share-based compensation. If deductions reported on our tax return for share-based compensation (i.e., the value of the share-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with SFAS 123(R)), we record the excess tax benefit as additional paid-in capital. Conversely, if deductions reported on our tax return for share-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, we offset the deficiency first to any previously recognized excess tax benefits recorded as additional paid-in capital and any remaining deficiency is recorded as income tax expense. As of June 30, 2009, we do not have any available excess tax benefits within additional paid-in capital.
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

     On April 16, 2008, we announced that our board of directors had authorized the repurchase of up to $100 million in shares of our common stock. The program expires on June 30, 2010. In the second quarter of 2009, we did not repurchase any shares of our common stock under this authorization. Based upon prior repurchases, $85 million of this authorization remains.
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
     Committed Lines - Our committed line is a $250 million revolving secured credit facility. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. However, of the $250 million in financing available under this facility, $125 million may only be drawn with specific municipal securities as collateral. The facility includes a covenant that requires our U.S. broker dealer subsidiary to maintain a minimum net capital of $180 million, and the unpaid principal amount of all advances under the facility will be due on September 25, 2009. On June 30, 2009, we had no advances against this line.
     To finance customer and trade-related receivables we utilized an average of $38 million in short-term bank loans during the second quarter of 2009. This compares to an average of $95 million in short-term bank loans during the second quarter of 2008. Average net repurchase agreements (excluding repurchase agreements used to facilitate economic hedges) of $90 million and $173 million during the second quarter of 2009 and 2008, respectively, were primarily used to finance inventory. The decrease in average financing agreements in the second quarter of 2009 was primarily a result of lower inventory balances. Growth in our securities inventory is generally financed through a combination of repurchase agreements and bank financing.
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
CAPITAL REQUIREMENTS
     As a registered broker dealer and member firm of FINRA, our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rule and the net capital rule of FINRA. We expect that these provisions will not impact our ability to meet current and future obligations. We also are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. At June 30, 2009, our net capital under the SEC’s Uniform Net Capital Rule was $293.0 million, and exceeded the minimum net capital required under the SEC rule by $291.8 million.

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
Off-Balance Sheet Arrangements
     In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes our off-balance-sheet arrangements at June 30, 2009 and December 31, 2008:

						Total
						Contractual Amount
Expiration Per Period at June 30, 2009			2011-	2013-		June 30,	December 31,
(Dollars in thousands)	2009	2010	2012	2014	Later	2009	2008
Customer matched-book derivative contracts (1)(2)	$38,550	$—	$—	$75,430	$6,778,775	$6,892,755	$6,834,402
Trading securities derivative contracts (2)	—	—	—	—	211,500	211,500	114,500
Securitization transactions derivative contracts (2)	—	—	—	28,740	—	28,740	144,400
Loan commitments	—	—	—	—	—	—	—
Private equity and other principal investments (3)	—	—	—	—	—	3,399	3,694

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $271.7 million at June 30, 2009) who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing us to the credit risk of these counterparties. As of June 30, 2009, we had $22.6 million of credit exposure with these counterparties, including $10.5 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At June 30, 2009 and December 31, 2008, the net fair value of these derivative contracts approximated $23.3 million and $21.8 million, respectively.

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

     At June 30, 2009, we had one securitization transaction in which highly rated fixed rate municipal bonds were sold into an SPE trust, whereby control remained with us and we are the primary beneficiary of the VIE. Accordingly, we have recorded an asset for the underlying bonds of $28.8 million (par value $28.7 million). The trust was funded by the sale of variable rate certificates to institutional customers seeking variable rate tax-free investment products. These variable rate certificates reprice weekly. We have recorded a liability for the certificates sold by the trust for $28.7 million as of June 30, 2009. We have contracted with a major third-party financial institution to act as the liquidity provider for this trust, and we have agreed to reimburse the liquidity provider for any losses associated with providing liquidity to the trust. See Note 7, “Securitizations,” in the notes to our unaudited consolidated financial statements for a complete discussion of our securitization activities.
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
LOAN COMMITMENTS
     We may commit to short-term bridge-loan financing for our clients or make commitments to underwrite corporate debt. We had no loan commitments outstanding at June 30, 2009.
PRIVATE EQUITY AND OTHER PRINCIPAL INVESTMENTS
     We have committed capital to certain non-consolidated private-equity funds. We also may advance amounts to a non-consolidated entity that acts as the general partner of these private equity funds to account for timing differences between commitments made and investments received.
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

	June 30,	December 31,
(Dollars in thousands)	2009	2008
Interest Rate Risk	$1,189	$2,494
Equity Price Risk	121	334
Diversification Effect (1)	(137)	(416)

Total Value-at-Risk	$1,173	$2,412

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.
     We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the six months ended June 30, 2009 and the year ended December 31, 2008.

For the Six Months Ended June 30, 2009
(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$1,832	$531	$1,084
Equity Price Risk	951	75	310
Diversification Effect (1)			(351)
Total Value-at-Risk	1,810	513	1,043

For the Year Ended December 31, 2008
(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$4,357	$554	$1,956
Equity Price Risk	1,836	78	489
Diversification Effect (1)			(602)
Total Value-at-Risk	3,704	584	1,843

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

     Trading losses incurred on a single day exceeded our 95% one-day VaR on five occasions during the first half of 2009.
     The aggregate VaR as of June 30, 2009 decreased compared to levels reported as of December 31, 2008. This was primarily due to the reduction of TOB program exposure, lower overall volatility during the period and on-going improvements in the management of our exposures.
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
     We are also exposed to liquidity risk in our day-to-day funding activities. We have a relatively low leverage ratio of 1.7 as of June 30, 2009 and net capital of $293.0 million in our U.S. broker dealer as of June 30, 2009. We manage liquidity risk by diversifying our funding sources across products and among individual counterparties within those products. For example, our treasury department actively manages the use of repurchase agreements and secured and unsecured bank borrowings each day depending on pricing, availability of funding, available collateral and lending parameters from any one of these sources. We also added a committed bank line to our funding sources during 2008 to further manage liquidity risk.

     In addition to managing our capital and funding, the treasury department oversees the management of net interest income risk and the overall use of our capital, funding, and balance sheet.
     We currently act as the remarketing agent for approximately $6.8 billion of variable rate demand notes, all of which have a financial institution providing a liquidity guarantee. As remarketing agent for our clients’ variable rate demand notes, we are the first source of liquidity for sellers of these instruments. At certain times, demand from buyers of variable rate demand notes is less than the supply generated by sellers of these instruments. In times of supply and demand imbalance we may (but are not obligated to) facilitate liquidity by purchasing variable rate demand notes from sellers for our own account. Our liquidity risk related to variable rate demand notes is ultimately mitigated by our ability to tender these securities back to the financial institution providing the liquidity guarantee.
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
     We have concentrated counterparty credit exposure with six non-publicly rated entities totaling $22.6 million at June 30, 2009. This counterparty credit exposure is part of our matched-book derivative program, consisting primarily of interest rate swaps. One derivative counterparty represents 46 percent, or $10.5 million, of this credit exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our market and credit risk committee.
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
     Credit exposure associated with our customer margin accounts in the U.S. and Hong Kong is monitored daily. Our risk management functions have created credit risk policies establishing appropriate credit limits and collateralization thresholds for our customers utilizing margin lending. In the fourth quarter of 2008, we made a determination to exit the Hong Kong retail business, which reduced our margin lending exposure in early 2009.
     Credit exposure associated with our bridge-loan financings is monitored regularly by our market and credit risk committee. Bridge-loan financings that have been funded are recorded in other assets at amortized cost on the consolidated statement of financial condition. At June 30, 2009 we had two bridge-loan financings funded totaling $19.6 million. One of these bridge loans totaling $12.6 million is in default as of June 30, 2009; however, we currently believe that the value of our secured collateral exceeds $12.6 million and accordingly we have not recorded an impairment loss on this loan as of June 30, 2009.
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
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding disclosure. During the second quarter of our fiscal year ended December 31, 2009, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The following supplements and amends our discussion set forth under Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Municipal Contract Matters
     Regarding the class action complaints, which have been consolidated in In re Municipal Derivatives Antitrust Litigation, MDL No. 1950 (Master Docket No. 08-2516), defendants motion for summary judgment was granted on April 29, 2009. On June 18, 2009, plaintiffs filed a second consolidated amended class action complaint naming us among various other parties and which is now pending before the court.
Auction Rate Securities
     On July 10, 2009, we were advised by the SEC that it had completed its investigation and did not intend to recommend any enforcement action by the Commission. Under SEC guidelines, such a communication means only that the staff has completed its investigation and that no enforcement action has been recommended at that time; it is not to be construed as indicating that a party has been exonerated or that no action may ultimately result from the staff’s investigation.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2009.
     In addition, a third-party trustee makes open-market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.

				Total Number of
				Shares Purchased as	Approximate Dollar Value
	Total Number			Part of Publicly	of Shares that May Yet Be
	of Shares		Average Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased		per Share	Programs	or Programs(1)
Month #1 (April 1, 2009 to April 30, 2009)	183	(2)	$ 25.69	0	$85 million
Month #2 (May 1, 2009 to May 31, 2009)	3,786	(2)	$ 31.72	0	$85 million
Month #3 (June 1, 2009 to June 30, 2009)	978	(2)	$ 39.88	0	$85 million

Total	4,947		$ 33.11	0	$85 million

(1)	On April 16, 2008, we announced that our board of directors had authorized the repurchase of up to $100 million of common stock through June 30, 2010.

(2)	Consists of shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Company’s 2009 annual meeting of shareholders was held on May 7, 2009. The holders of 16,774,567 shares of common stock, 85 percent of the outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy.

(c)
At the annual meeting, Michael R. Francis, B. Kristine Johnson, Addison L. Piper, Lisa K. Polsky and Jean M. Taylor were elected as directors to serve a one-year term expiring at the annual meeting of shareholders in 2009. The following table shows the vote totals for each of these individuals:

Name	Votes For	Authority Withheld
Michael R. Francis	15,385,943	1,388,624
B. Kristine Johnson	14,209,834	2,564,733
Addison L. Piper	15,899,944	874,623
Lisa K. Polsky	15,125,858	1,648,709
Jean M. Taylor	15,542,496	1,232,071
At the annual meeting, our shareholders also approved the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan. The following table indicates the specific voting results for this proposal:

				Broker
Proposal	Votes For	Votes Against	Abstentions	Non-Votes
Approval of the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan	10,097,538	5,070,379	73,735	1,532,915
ITEM 6. EXHIBITS

Exhibit		Method of
Number	Description	Filing

10.1	Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 31, 2009.

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