Form 10-Q
period 2009-09-30
PIPER JAFFRAY COMPANIES
filed 2009-11-06
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of October 30, 2009, the registrant had 19,518,127 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Piper Jaffray Companies
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2009	2008
(Amounts in thousands, except share data)	(Unaudited)
Assets

Cash and cash equivalents	$40,640	$49,848
Cash and cash equivalents segregated for regulatory purposes	9,006	20,005
Receivables:
Customers	53,177	39,228
Brokers, dealers and clearing organizations	129,124	122,120
Deposits with clearing organizations	27,370	28,471
Securities purchased under agreements to resell	165,912	65,237
Securitized municipal tender option bonds	28,892	84,586

Financial instruments and other inventory positions owned	580,975	380,812
Financial instruments and other inventory positions owned and pledged as collateral	71,660	112,023

Total financial instruments and other inventory positions owned	652,635	492,835

Fixed assets (net of accumulated depreciation and amortization of $64,866 and $59,485, respectively)	17,108	20,034
Goodwill	160,436	160,582
Intangible assets (net of accumulated amortization of $10,072 and $8,230, respectively)	12,681	14,523
Other receivables	35,466	36,951
Other assets	147,463	185,738

Total assets	$1,479,910	$1,320,158

Liabilities and Shareholders’ Equity

Short-term bank financing	$13,000	$9,000
Payables:
Customers	37,662	34,188
Checks and drafts	6,426	4,397
Brokers, dealers and clearing organizations	75,505	10,049
Securities sold under agreements to repurchase	66,415	106,372
Tender option bond trust certificates	28,720	87,982
Financial instruments and other inventory positions sold, but not yet purchased	274,620	143,213
Accrued compensation	114,114	98,150
Other liabilities and accrued expenses	81,698	78,828

Total liabilities	698,160	572,179

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at September 30, 2009 and December 31, 2008;
Shares issued: 19,504,948 at September 30, 2009 and 19,498,488 at December 31, 2008;
Shares outstanding: 15,973,807 at September 30, 2009 and 15,684,433 at December 31, 2008	195	195
Additional paid-in capital	804,615	808,358
Retained earnings	142,941	124,824
Less common stock held in treasury, at cost: 3,531,141 shares at September 30, 2009 and 3,814,055 shares at December 31, 2008	(165,916)	(183,935)
Other comprehensive loss	(85)	(1,463)

Total shareholders’ equity	781,750	747,979

Total liabilities and shareholders’ equity	$1,479,910	$1,320,158

See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Amounts in thousands, except per share data)	2009	2008		2009	2008
Revenues:

Investment banking	$48,115	$48,313		$134,615	$135,762
Institutional brokerage	59,576	12,834		175,455	93,842
Interest	10,398	10,509		26,659	38,782
Asset management	3,568	4,314		9,817	12,984
Other income/(loss)	3,340	697		(1,209)	1,469

Total revenues	124,997	76,667		345,337	282,839

Interest expense	5,328	3,148		9,496	15,852

Net revenues	119,669	73,519		335,841	266,987

Non-interest expenses:

Compensation and benefits	71,802	80,421		201,503	200,785
Occupancy and equipment	7,703	8,092		21,901	24,335
Communications	5,474	6,597		17,003	19,205
Floor brokerage and clearance	2,974	3,342		9,088	9,895
Marketing and business development	5,498	6,099		13,362	19,576
Outside services	6,234	9,270		21,168	29,220
Restructuring-related expenses	-	4,570		3,572	8,153
Other operating expenses	4,402	1,830		10,700	10,898

Total non-interest expenses	104,087	120,221		298,297	322,067

Income/(loss) from continuing operations before income tax expense/(benefit)	15,582	(46,702)		37,544	(55,080)

Income tax expense/(benefit)	6,316	(19,166)		19,427	(24,637)

Net income/(loss) from continuing operations	9,266	(27,536)		18,117	(30,443)

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	-	(653)		-	786

Net income/(loss)	$9,266	$(28,189)		$18,117	$(29,657)

Net income applicable to common shareholders	$7,576	N/A		$14,863	N/A

Earnings per basic common share
Income/(loss) from continuing operations	$0.47	$(1.75)		$0.93	$(1.92)
Income/(loss) from discontinued operations	-	(0.04)		-	0.05

Earnings per basic common share	$0.47	$(1.79)		$0.93	$(1.87)

Earnings per diluted common share
Income/(loss) from continuing operations	$0.47	$(1.75)	(1)	$0.93	$(1.92)	(1)
Income/(loss) from discontinued operations	-	(0.04)		-	0.05

Earnings per diluted common share	$0.47	$(1.79)		$0.93	$(1.87)

Weighted average number of common shares outstanding
Basic	16,031	15,772		16,001	15,891
Diluted	16,131	15,772	(1)	16,039	15,891	(1)
(1) In accordance with ASC 260, earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding in periods a loss is incurred.
N/A - Not applicable as no allocation of income was made due to loss position.
See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2009	2008
Operating Activities:

Net income/(loss)	$18,117	$(29,657)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	5,318	6,957
Deferred income taxes	7,778	3,616
Stock-based compensation	31,515	26,466
Amortization of intangible assets	1,842	1,966
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	10,999	-
Receivables:
Customers	(16,518)	6,592
Brokers, dealers and clearing organizations	(7,188)	(35,984)
Deposits with clearing organizations	1,101	(11,132)
Securities purchased under agreements to resell	(100,675)	28,270
Securitized municipal tender option bonds	55,694	(255,555)
Net financial instruments and other inventory positions owned	(28,244)	159,170
Other receivables	1,655	(16,327)
Other assets	31,049	(14,605)
Increase/(decrease) in operating liabilities:
Payables:
Customers	3,484	14,999
Checks and drafts	2,029	(343)
Brokers, dealers and clearing organizations	68,536	8,588
Securities sold under agreements to repurchase	13,111	1,749
Tender option bond trust certificates	(59,262)	267,413
Accrued compensation	13,228	(61,921)
Other liabilities and accrued expenses	2,822	(4,357)

Net cash provided by operating activities	56,391	95,905

Investing Activities:

Purchases of fixed assets, net	(2,275)	(2,901)

Net cash used in investing activities	(2,275)	(2,901)

Financing Activities:

Decrease in securities sold under agreements to repurchase	(53,068)	(194,850)
Increase in short-term bank financing	4,000	13,000
Repurchase of common stock	(12,601)	(23,742)
Excess/(reduced) tax benefits from stock-based compensation	(2,941)	788
Proceeds from stock option transactions	951	36

Net cash used in financing activities	(63,659)	(204,768)

Currency adjustment:
Effect of exchange rate changes on cash	335	19

Net decrease in cash and cash equivalents	(9,208)	(111,745)

Cash and cash equivalents at beginning of period	49,848	150,348

Cash and cash equivalents at end of period	$40,640	$38,603

Supplemental disclosure of cash flow information -
Cash paid/(received) during the period for:
Interest	$3,225	$18,191
Income taxes	$(33,897)	$(4,991)

Non-cash financing activities -
Issuance of common stock for retirement plan obligations:
134,700 shares and 90,140 shares for the nine months ended September 30, 2009 and 2008, respectively	$3,756	$3,704

Issuance of restricted common stock for annual equity award:
585,198 shares and 1,237,756 shares for the nine months ended September 30, 2009 and 2008, respectively	$16,331	$50,859
See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)
Note 1 Background
     Piper Jaffray Companies is the parent company of Piper Jaffray & Co. (“Piper Jaffray”), a securities broker dealer and investment banking firm; Piper Jaffray Ltd., a firm providing securities brokerage and investment banking services in Europe headquartered in London, England; Piper Jaffray Asia Holdings Limited, an entity providing investment banking services in China headquartered in Hong Kong; Fiduciary Asset Management, LLC (“FAMCO”), an entity providing asset management services to clients through separately managed accounts and closed end funds offering investment products; Piper Jaffray Financial Products Inc., Piper Jaffray Financial Products II Inc. and Piper Jaffray Financial Products III Inc., entities that facilitate derivative transactions; and other immaterial subsidiaries. Piper Jaffray Companies and its subsidiaries (collectively, the “Company”) operate as one reporting segment providing investment banking services, institutional sales, trading and research services, and asset management services. As discussed more fully in Note 4, the Company completed the sale of its Private Client Services branch network and certain related assets to UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), on August 11, 2006, thereby exiting the Private Client Services (“PCS”) business.
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
     Under the guidance of Financial Accountings Standards Board (“FASB”) Accounting Standards Codification Topic 855, “Subsequent Events” (“ASC 855”), subsequent events are defined as events or transactions that occur after the balance sheet date, but before the financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet. Unrecognized subsequent events are events or transactions that provide evidence about conditions that did not exist at the date of the balance sheet, but arose before the financial statements are issued. Recognized subsequent events are recorded in the consolidated financial statements and unrecognized subsequent events are excluded from the consolidated financial statements but disclosed in the notes to the consolidated financial statements if their effect is material. In accordance with ASC 855, the Company evaluated subsequent events through November 6, 2009, the date the financial statements were issued.
Note 2 Summary of Significant Accounting Policies
     Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for a full description of the Company’s significant accounting policies. Changes to the Company’s significant accounting policies are described below.

Earnings Per Share
     Effective January 1, 2009, FASB Accounting Standards Codification (“ASC”) Topic 260, “Earnings per Share,” clarified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the earnings per share calculation under the two-class method. The Company grants restricted stock as part of its share-based compensation program, which entitle the recipients to receive nonforfeitable dividends or dividend equivalents during the vesting period. This change reduced earnings per diluted share by $0.02 and $0.04 for the three and nine months ended September 30, 2009.
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
Note 3 Recent Accounting Pronouncements
     Effective for interim and annual reporting periods ending after September 15, 2009, the FASB Accounting Standards Codification (the “Codification”) became the single source of authoritative non-governmental generally accepted accounting principles, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related accounting literature. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. The Codification impacted the Company’s financial statement disclosures since all references to authoritative accounting literature are now referenced in accordance with the Codification.
     In June 2009, the FASB issued guidance that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Additionally, the new guidance eliminates the qualifying special-purpose entity (“QSPE”) concept. This change is effective for interim and annual reporting periods beginning after November 15, 2009. The recognition and measurement provisions are effective for prospective transfers with the exception of existing QSPEs which must be evaluated at the time of adoption. The disclosures required by the new guidance are applied to both retrospective and prospective transfers. The Company is evaluating the impact of the new guidance on its consolidated financial statements.
     In June 2009, the FASB issued guidance that addresses the effects of eliminating the QSPE concept and constituent concerns over the transparency of enterprises’ involvement with variable interest entities (“VIE”). The guidance would require, among other things, a qualitative rather than quantitative analysis to determine the primary beneficiary (“PB”) of the VIE, continuous assessments of whether the entity is the PB of the VIE, and enhance disclosures about involvement with VIEs. This guidance is effective for interim and annual reporting periods beginning after November 15, 2009 and is applicable to all entities with which the enterprise has involvement, regardless of when that involvement arose. The Company is evaluating the impact of this guidance on its consolidated financial statements.
     In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends FASB Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), by providing additional guidance clarifying the measurement of liabilities at fair value. Among other things, the guidance clarifies how the price of a traded debt security (i.e., an asset value) should be considered in estimating the fair value of the issuer’s liability. It also provides clarifying guidance that the fair value measurement of a liability shall not include a separate input or adjustment to other inputs for the existence of a contractual restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first interim and annual reporting periods beginning after December 31, 2009. The adoption of ASU 2009-05 is not expected to have a material impact on the consolidated financial statements of the Company.
     In September 2009, the FASB issued Accounting Standards Update No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent)” (“ASU 2009-12”). ASU No. 2009-12 amends ASC 820 by permitting entities, as a practical expedient, to estimate the fair value of investments within its scope using the net asset value (“NAV”) per share of the investment as of the reporting entities’ measurement dates. It applies only to investments without readily determinable fair values in entities that calculate NAV consistent with the measurement principles of FASB Accounting Standards Codification Topic 946, “Financial Services – Investment Companies” (“ASC 946”). ASU No. 2009-12 is effective for the first reporting period, including interim periods, ending after December 15, 2009. The adoption of ASU 2009-12 is not expected to have a material impact on the consolidated financial statements of the Company.

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
     In connection with the sale of the Company’s PCS branch network, the Company initiated a plan in 2006 to significantly restructure the Company’s support infrastructure. All restructuring costs related to the sale of the PCS branch network were included within discontinued operations in accordance with the requirements of FASB Accounting Standards Codification Topic 360, “Property, Plant and Equipment” (“ASC 360”), that discusses the accounting for the impairment or disposal of long-lived assets. See Note 14 for additional information regarding the Company’s restructuring activities.

Note 5	Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased
     Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased were as follows:

	September 30,	December 31,
(Dollars in thousands)	2009	2008
Financial instruments and other inventory positions owned (1):
Corporate securities:
Equity securities	$1,477	$4,148
Convertible securities	52,414	7,088
Fixed income securities	107,892	72,571
Municipal securities	332,116	173,169
Asset-backed securities	72,085	52,385
U.S. government agency securities	37,123	59,341
U.S. government securities	20,846	67,631
Derivative contracts	28,682	56,502

	$652,635	$492,835

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$19,832	$6,335
Convertible securities	279	-
Fixed income securities	54,913	9,283
Municipal securities	-	23,250
Asset-backed securities	26,265	-
U.S. government agency securities	10,116	10,298
U.S. government securities	155,614	58,377
Derivative contracts	7,601	35,670

	$274,620	$143,213

(1)
Excludes $28.9 million and $84.6 million in securitized municipal tender option bonds held in securitized trusts at September 30, 2009, and December 31, 2008, respectively. These financial instruments are included in securitized municipal tender option bonds on the consolidated statements of financial condition.

     At September 30, 2009, and December 31, 2008, financial instruments and other inventory positions owned in the amount of $71.7 million and $112.0 million, respectively, had been pledged as collateral for the Company’s repurchase agreements, secured borrowings and securities loaned.
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
     The following table presents the total absolute notional contract amount associated with the Company’s outstanding derivative instruments:

(Dollars in thousands)
Derivative Instrument	Derivative Category	Sept. 30, 2009	December 31, 2008
Customer matched-book	Interest rate derivative contract	$6,861,726	$6,834,402
Trading securities	Interest rate derivative contract	264,500	114,500
Securitization transactions	Interest rate derivative contract	28,740	144,400

		$7,154,966	$7,093,302

     The Company’s interest rate derivative contracts do not qualify for hedge accounting under the requirements of FASB Accounting Standards Codification Topic 815 “Derivatives and Hedging” (“ASC 815”), therefore, unrealized gains and losses are recorded on the consolidated statements of operations. The following table presents the Company’s gains/(losses) on derivative instruments:

(Dollars in thousands)		Three Months Ended		Nine Months Ended
Derivative Category	Revenue Category	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Interest rate derivative contract	Institutional brokerage	$ (7,274)	$ 4,297	$ 4,308	$ 12,832

     The gross fair market value of all derivative instruments and their location on the Company’s consolidated statements of financial condition prior to counterparty netting are shown below by asset or liability position (1):

(Dollars in thousands)		Asset Value at		Liability Value at
Derivative Category	Financial Condition Location	Sept. 30, 2009	Financial Condition Location	Sept. 30, 2009
Interest rate derivative contract	Financial instruments and other inventory positions owned	$ 427,664	Financial instruments and other inventory positions sold, but not yet purchased	$ 396,888
(1)	Amounts are disclosed at gross fair value in accordance with the requirement of ASC 815.
     The Company’s derivative contracts are recorded at fair value. These derivatives are valued using pricing models based on the net present value of estimated future cash flows. The valuation models used require inputs including contractual terms, market prices, yield curves, credit curves and measures of volatility. Derivatives are reported on a net-by-counterparty basis when legal right of offset exists, and on a net-by-cross product basis when applicable provisions are stated in master netting agreements. Cash collateral received or paid is netted on a counterparty basis, provided a legal right of offset exists.
     Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by its market and credit risk committee. The majority of the Company’s derivative contracts are substantially collateralized by its counterparties, which are major financial institutions. The Company has a limited number of counterparties (notional contract amount of $271.6 million at September 30, 2009) who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of September 30, 2009, the Company had $22.0 million of credit exposure with these counterparties, including $12.0 million of credit exposure with one counterparty.
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

     Level III cash instruments have little to no pricing observability as of the report date. These cash instruments do not have active two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. The Company has identified Level III cash instruments to include certain asset-backed securities, principally collateralized by aircraft, that have experienced low volumes of executed transactions; auction-rate municipal securities for which the market has been dislocated and largely ceased to function; and certain corporate bonds where there was less frequent or nominal market activity. The Company’s Level III asset-backed securities are valued using cash flow models that utilize unobservable inputs including airplane lease rates, utilization rates, trust costs, aircraft residual values and assumptions on timing of sales. Auction-rate securities are valued based upon the Company’s expectations of issuer refunding plans and using internal models. Level III corporate bonds are valued using prices from comparable securities.
Derivatives
     Derivatives are valued using pricing models based on the net present value of estimated future cash flows. The valuation models used require market observable inputs including contractual terms, market prices, yield curves, credit curves and measures of volatility. These measurements are classified as Level II within the fair value hierarchy and are used to value interest rate swaps, interest rate locks, and forward contracts.
Investments
     Investments in public companies are valued based on quoted prices on active markets and reported in Level I. Investments in certain illiquid municipal bonds that the Company is holding for investment are reported as Level III assets.

     The following table summarizes the valuation of our financial instruments by pricing observability levels defined in ASC 820 as of September 30, 2009:

				Counterparty
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$1,477	$-	$-	$-	$1,477
Convertible securities	-	52,414	-	-	52,414
Fixed income securities	-	100,415	7,477	-	107,892
Municipal securities	-	314,818	17,298	-	332,116
Asset-backed securities	-	13,284	58,801	-	72,085
U.S. government agency securities	-	37,123	-	-	37,123
U.S. government securities	11,479	9,367	-	-	20,846
Derivative instruments	-	64,442	-	(35,760)	28,682

Total financial instruments and other inventory positions owned:	12,956	591,863	83,576	(35,760)	652,635

Securitized municipal tender option bonds	-	28,892	-	-	28,892

Cash equivalents	6,823	-	-	-	6,823

Investments	1,837	-	2,109	-	3,946

Total assets	$21,616	$620,755	$85,685	$(35,760)	$692,296

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$19,832	$-	$-	$-	$19,832
Convertible securities	-	279	-	-	279
Fixed income securities	-	54,913	-	-	54,913
Asset-backed securities	-	25,185	1,080	-	26,265
U.S. government agency securities	-	10,116	-	-	10,116
U.S. government securities	49,438	106,176	-	-	155,614
Derivative instruments	-	33,666	-	(26,065)	7,601

Total financial instruments and other inventory positions sold, but not yet purchased:	69,270	230,335	1,080	(26,065)	274,620

Investments	-	-	19	-	19

Total liabilities	$69,270	$230,335	$1,099	$(26,065)	$274,639

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

     The following table summarizes the valuation of our financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2008:

				Counterparty
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$4,148	$-	$-	$-	$4,148
Convertible securities	-	3,417	3,671	-	7,088
Fixed income securities	-	70,433	2,138	-	72,571
Municipal securities	-	155,419	17,750	-	173,169
Asset-backed securities	-	29,825	22,560	-	52,385
U.S. government agency securities	-	59,335	6	-	59,341
U.S. government securities	61,224	6,407	-	-	67,631
Derivative instruments	-	84,502	-	(28,000)	56,502

Total financial instruments and other inventory positions owned:	65,372	409,338	46,125	(28,000)	492,835

Securitized municipal tender option bonds	-	84,586	-	-	84,586

Cash equivalents	31,595	-	-	-	31,595

Investments	1,741	-	433	-	2,174

Total assets	$98,708	$493,924	$46,558	$(28,000)	$611,190

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$6,335	$-	$-	$-	$6,335
Fixed income securities	-	9,283	-	-	9,283
Municipal securities	-	23,250	-	-	23,250
U.S. government agency securities	-	10,298	-	-	10,298
U.S. government securities	14,424	43,953	-	-	58,377
Derivative instruments	-	63,670	-	(28,000)	35,670

Total financial instruments and other inventory positions sold, but not yet purchased:	20,759	150,454	-	(28,000)	143,213

Investments	-	-	366	-	366

Total liabilities	$20,759	$150,454	$366	$(28,000)	$143,579

(1)	Represents cash collateral and the impact of netting on a counterparty basis. Additionally, the Company had $56.8 million of securities posted as collateral to its counterparties.
     The Company’s Level III assets were $85.7 million and $46.6 million, or 12.4 percent and 7.6 percent of financial instruments measured at fair value at September 30, 2009, and December 31, 2008, respectively.

     The following tables summarize the changes in fair value associated with Level III financial instruments during the nine months ended September 30, 2009 and 2008:

	Balance at					Balance at
	December 31,	Purchases/	Net transfers	Realized gains/	Unrealized gains/	September 30,
(Dollars in thousands)	2008	(sales), net	in/(out)	(losses) (1)	(losses) (1)	2009
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$3,671	$-	$(3,671)	$-	$-	$-
Fixed income securities	2,138	4,451	610	(27)	305	7,477
Municipal securities	17,750	175	(100)	-	(527)	17,298
Asset-backed securities	22,560	19,041	12,877	3,025	1,298	58,801
U.S. government agency securities	6	(1)	(5)	-	-	-

Total financial instruments and other inventory positions owned:	46,125	23,666	9,711	2,998	1,076	83,576

Investments	433	(9)	27	-	1,658	2,109

Total assets	$46,558	$23,657	$9,738	$2,998	$2,734	$85,685

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Asset-backed securities	$-	$1,341	$(268)	$39	$(32)	$1,080

Total financial instruments and other inventory positions sold, but not yet purchased:	-	1,341	(268)	39	(32)	1,080

Investments	366	-	-	-	(347)	19

Total liabilities	$366	$1,341	$(268)	$39	$(379)	$1,099

	Balance at					Balance at
	December 31,	Purchases/	Net transfers	Realized gains/	Unrealized gains/	September 30,
(Dollars in thousands)	2007	(sales), net	in/(out)	(losses) (1)	(losses) (1)	2008
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$-	$2,842	$74	$(168)	$(277)	$2,471
Fixed income securities	-	(162)	2,554	5	(792)	1,605
Municipal securities	202,500	(152,275)	3,976	-	-	54,201
Asset-backed securities	14,282	12,905	17,385	(425)	(7,309)	36,838
U.S. government securities	-	4,711	372	(1)	(19)	5,063
Other	13,921	35	-	(13,256)	(700)	-

Total financial instruments and other inventory positions owned:	230,703	(131,944)	24,361	(13,845)	(9,097)	100,178

Investments	6,016	(2,681)	(2,543)	1,661	(1,865)	588

Total assets	$236,719	$(134,625)	$21,818	$(12,184)	$(10,962)	$100,766

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Fixed income securities	$-	$2,984	$98	$(48)	$(129)	$2,905

Total financial instruments and other inventory positions sold, but not yet purchased:	-	2,984	98	(48)	(129)	2,905

Investments	1,260	(1,163)	-	913	(489)	521

Total liabilities	$1,260	$1,821	$98	$865	$(618)	$3,426

(1)
Realized and unrealized gains/(losses) related to financial instruments are reported in institutional brokerage on the consolidated statements of operations. Realized and unrealized gains/(losses) related to investments are reported in other income/(loss) on the consolidated statements of operations.

Note 7 Securitizations
     Historically, the Company operated a tender option bond securitization program, which the Company discontinued in October of 2008. Under this program, the Company sold highly rated municipal bonds into securitization vehicles (“Securitized Trust”) that were funded by the sale of variable rate certificates to institutional customers seeking variable rate tax-free investment products. The Company had one Securitized Trust outstanding as of September 30, 2009, and seven outstanding as of December 31, 2008. The variable rate certificates reprice weekly and the Company receives a fee to remarket the variable rate certificates. Securitization transactions meeting certain criteria of FASB Accounting Standards Codification Topic 860, “Transfers and Servicing” (“ASC 860”), are treated as sales, with the resulting gain included in institutional brokerage revenue on the consolidated statements of operations. If a securitization does not meet the asset sale criteria of ASC 860, the transaction is recorded as a borrowing.
     At September 30, 2009, the Company maintained one Securitized Trust that did not meet the asset sale criteria of ASC 860, causing the Company to account for this transaction as a borrowing. The Company consolidated the assets and liabilities of the trust onto the Company’s consolidated statement of financial condition. Accordingly, the Company recorded an asset for the underlying bonds of $28.9 million (par value $28.7 million) as of September 30, 2009, in securitized municipal tender option bonds and a liability for the certificates sold by the trust for $28.7 million as of September 30, 2009, in tender option bond trust certificates on the consolidated statement of financial condition. At December 31, 2008, the Company had seven Securitized Trusts that did not meet the asset sale requirements of ASC 860, causing the Company to consolidate these trusts. Accordingly, the Company recorded an asset for the underlying bonds of $84.6 million (par value $113.6 million) as of December 31, 2008, in securitized municipal tender option bonds and a liability for the certificates sold by the trusts for $88.0 million as of December 31, 2008, in tender option bond trust certificates on the consolidated statement of financial condition.
     The Company has contracted with a major third-party financial institution to act as the liquidity provider for the Company’s tender option bond Securitized Trust through December 30, 2009. The Company has agreed to reimburse this party for any losses associated with providing liquidity to the trust. The maximum exposure to loss at September 30, 2009, was $28.7 million representing the outstanding amount of all trust certificates. This exposure to loss is mitigated, however, by the underlying bonds in the trust and derivative hedges the Company has in place. The underlying bonds had a market value of approximately $28.9 million at September 30, 2009.
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
     The Company has investments in and/or acts as the managing partner or member to approximately 20 partnerships and limited liability companies (“LLCs”). These entities were established for the purpose of investing in equity and debt securities of public and private investments and were initially financed through the capital commitments of the members. At September 30, 2009, the Company’s aggregate net investment in these partnerships and LLCs totaled $12.8 million. The Company’s remaining capital commitment to these partnerships and LLCs was $3.7 million at September 30, 2009.
     The Company has identified one partnership and two LLCs described above as VIEs. The Company is required to consolidate all VIEs for which it is considered to be the primary beneficiary. The determination as to whether the Company is considered to be the primary beneficiary is based on whether the Company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. It was determined that the Company is not the primary beneficiary of these VIEs, even though, the Company owns a significant variable interest in them. These VIEs had assets approximating $160.7 million at September 30, 2009. The Company’s exposure to loss from these entities is $4.5 million, which is the value of its capital contributions recorded in other assets on the consolidated statement of financial condition at September 30, 2009. The Company had no liabilities related to these entities at September 30, 2009.

     The Company has not provided financial or other support to the VIEs that it was not previously contractually required to provide as of September 30, 2009.
Note 9 Receivables from and Payables to Brokers, Dealers and Clearing Organizations
     Amounts receivable from brokers, dealers and clearing organizations at September 30, 2009, and December 31, 2008, included:

	September 30,	December 31,
(Dollars in thousands)	2009	2008
Receivable arising from unsettled securities transactions, net	$-	$79,370
Deposits paid for securities borrowed	103,865	18,475
Receivable from clearing organizations	15,645	17,661
Securities failed to deliver	3,578	2,282
Other	6,036	4,332

	$129,124	$122,120

     Amounts payable to brokers, dealers and clearing organizations at September 30, 2009, and December 31, 2008, included:

	September 30,	December 31,
(Dollars in thousands)	2009	2008
Payable arising from unsettled securities transactions, net	$42,541	$-
Deposits received for securities loaned	5,099	-
Payable to clearing organizations	17,773	8,482
Securities failed to receive	9,968	1,565
Other	124	2

	$75,505	$10,049

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
     Other assets at September 30, 2009, and December 31, 2008, included:

	September 30,	December 31,
(Dollars in thousands)	2009	2008
Investments at fair value	$3,946	$2,174
Investments at cost	37,324	33,988
Investments valued using equity method	15,669	19,817
Deferred income tax assets	79,642	87,420
Income tax receivables	427	35,268
Prepaid expenses	7,042	5,779
Other	3,413	1,292

Total other assets	$147,463	$185,738

Note 11 Goodwill and Intangible Assets
     The following table presents the changes in the carrying value of goodwill and intangible assets for the nine months ended September 30, 2009:

(Dollars in thousands)
Goodwill
Balance at December 31, 2008	$160,582
Goodwill acquired	-
Impairment losses	-
FAMCO goodwill adjustment	(146)

Balance at September 30, 2009	$160,436

(Dollars in thousands)
Intangible assets
Balance at December 31, 2008	$14,523
Intangible assets acquired	-
Amortization of intangible assets	(1,842)
Impairment losses	-

Balance at September 30, 2009	$12,681

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
     During 2008, the Company entered into a $250 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in September 2009. The Company uses this credit facility in the ordinary course of business to fund a portion of its daily operations, and the amount borrowed under the facility varies daily based on the Company’s funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray to maintain a minimum net capital of $150 million, and the unpaid principal amount of all advances under this facility will be due on September 30, 2010. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At September 30, 2009, the Company had no advances against this line of credit.
     The Company’s short-term financing bears interest at rates based on the federal funds rate or LIBOR. For the nine months ended September 30, 2009 and 2008, the weighted average interest rate on borrowings was 1.26 percent and 2.86 percent, respectively. At September 30, 2009, and December 31, 2008, no formal compensating balance agreements existed, and the Company was in compliance with all debt covenants related to its financing facilities.
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
     The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential complaints, legal actions, investigations and proceedings. The Company’s reserves totaled $1.9 million and $17.0 million at September 30, 2009, and December 31, 2008, respectively, which is included within other liabilities and accrued expenses on the consolidated statements of financial condition. A significant portion of the Company’s reserves at December 31, 2008 was offset by an insurance receivable, which was recorded within other receivables on the consolidated statement of financial condition.

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
     Given uncertainties regarding the timing, scope, volume and outcome of pending and potential litigation, arbitration and regulatory proceedings and other factors, the amounts of reserves are difficult to determine and of necessity subject to future revision. Subject to the foregoing, management of the Company believes, based on its current knowledge, after consultation with outside legal counsel and taking into account its established reserves, that pending legal actions, investigations and proceedings will be resolved with no material adverse effect on the consolidated financial condition of the Company. However, if during any period a potential adverse contingency should become probable or resolved for an amount in excess of the established reserves, the results of operations in that period could be materially adversely affected.
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

	Other	PCS
(Dollars in thousands)	Restructuring	Restructuring
Balance at December 31, 2008	$8,529	$9,928
Provision charged to continuing operations	3,196	376
Recovery of provision charged to operations	(463)	-
Cash outlays	(8,053)	(2,258)
Non-cash write-downs	(268)	-

Balance at September 30, 2009	$2,941	$8,046

Note 15 Shareholders’ Equity
Share Repurchase Program
     In the second quarter of 2008, the Company’s board of directors authorized the repurchase of up to $100 million in common shares through June 30, 2010. During the nine months ended September 30, 2009, the Company repurchased 175,273 shares of the Company’s common stock at an average price of $45.90 per share for an aggregate purchase price of $8.0 million. The Company has $77.0 million remaining under this authorization.
Issuance of Shares
     During the nine months ended September 30, 2009, the Company issued 134,700 common shares out of treasury stock in fulfillment of $3.8 million in obligations under the Piper Jaffray Companies Retirement Plan and issued 323,487 common shares out of treasury stock as a result of vesting and exercise transactions under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.
Note 16 Earnings Per Share
     Effective January 1, 2009, FASB Accounting Standards Codification Topic 260, “Earning per Share,” clarified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the earnings per share calculation under the two-class method. The Company grants restricted stock as part of its share-based compensation program, which entitles the recipients to receive nonforfeitable dividends or dividend equivalents during the vesting period.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
(Amounts in thousands, except per share data)
Net income/(loss)	$9,266		$(28,189)		$18,117		$(29,657)
Earnings allocated to participating stock awards	(1,690)		-		(3,254)		-

Net income/(loss) applicable to common shareholders (2)	$7,576		$(28,189)		$14,863		$(29,657)

Shares for basic and diluted calculations:
Average shares used in basic computation	16,031		15,772		16,001		15,891
Stock options	100		11		38		33
Restricted stock	-	(3)	2,374		-	(3)	2,317

Average shares used in diluted computation	16,131		18,157		16,039		18,241

Earnings per share:
Basic	$0.47		$(1.79)		$0.93		$(1.87)
Diluted	$0.47		$(1.79)	(1)	$0.93		$(1.87)	(1)

(1)	In accordance with ASC 260, earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding in periods a loss is incurred.

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
     The anti-dilutive effects from stock options were immaterial for the periods ended September 30, 2009 and 2008.
Note 17 Stock-Based Compensation
     The Company maintains one stock-based compensation plan, the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan. The plan permits the grant of equity awards, including restricted stock and non-qualified stock options, to the Company’s employees and directors for up to 7.0 million shares of common stock. As of September 30, 2009, 1.8 million shares of common stock from this 7.0 million share authorization were available for equity award grants. The Company periodically grants shares of restricted stock to employees and grants shares of Piper Jaffray Companies common stock to its non-employee directors. The Company also previously granted options to purchase Piper Jaffray Companies common stock to employees and non-employee directors. The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The awards granted to employees have the following vesting periods: approximately 80 percent of the awards have three-year cliff vesting periods, approximately 10 percent of the awards vest ratably from 2010 through 2013 on the annual grant date anniversary, and approximately 10 percent of the awards cliff vest upon meeting a specific performance-based metric prior to May 2013. The director awards are fully vested upon grant. The maximum term of the stock options granted to employees and directors is ten years. The plan provides for accelerated vesting of option and restricted stock awards if there is a change in control of the Company (as defined in the plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.
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
     Effective January 1, 2006, the Company adopted the modified prospective transition method as defined by FASB Accounting Standards Codification Topic 718, “Compensation – Stock Compensation,” (“ASC 718”). The modified prospective transition method requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations at fair value over the service period of the award, net of estimated forfeitures.

     Employee and director stock options granted prior to January 1, 2006, were expensed by the Company on a straight-line basis over the option vesting period, based on the estimated fair value of the award on the date of grant using a Black-Scholes option-pricing model. Employee and director stock options granted after January 1, 2006, are expensed by the Company on a straight-line basis over the required service period, based on the estimated fair value of the award on the date of grant using a Black-Scholes option-pricing model. ASC 718 required the Company to change the expensing period from the vesting period to the required service period, which shortened the period over which options are expensed for employees who are retiree-eligible on the date of grant or become retiree-eligible during the vesting period. The number of employees that fell within this category at January 1, 2006, was not material. In accordance with SEC guidelines, the Company did not alter the expense recorded in connection with prior option grants for the change in the expensing period.
     Restricted stock grants are valued at the market price of the Company’s common stock on the date of grant. Restricted stock granted prior to January 1, 2006, was amortized on a straight-line basis over the vesting period. Restricted stock grants after January 1, 2006, are amortized over the service period. The majority of the Company’s restricted stock grants provide for continued vesting after termination, so long as the employee does not violate certain post-termination restrictions. These post-termination restrictions do not meet the criteria for an in-substance service condition as defined by ASC 718. Accordingly, such restricted stock grants are expensed in the period in which those awards are deemed to be earned, which is generally the calendar year preceding the February grant date each year.
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
     The Company recorded compensation expense, net of estimated forfeitures, of $11.6 million and $13.2 million for the three months ended September 30, 2009 and 2008, respectively, and $31.4 million and $27.7 million for the nine months ended September 30, 2009 and 2008, respectively, related to employee restricted stock and stock option grants. The tax benefit related to the total compensation cost for stock-based compensation arrangements totaled $4.5 million and $5.1 million for the three months ended September 30, 2009 and 2008, respectively, and $12.2 million and $10.6 million for the nine months ended September 30, 2009 and 2008, respectively.
     Equity awards cancelled as a result of recipients violating the post-termination restrictions prior to award vesting result in the Company recording other income on the consolidated statement of operations at the lower of the fair value of the award at grant date or the fair value of the award at the date of cancellation. The amount the Company recorded to other income from cancellations for the nine months ended September 30, 2009 and 2008, was not significant.
     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model, which is based on assumptions such as the risk-free interest rate, the dividend yield, the expected volatility and the expected life of the option. The risk-free interest rate assumption is derived from the U.S. treasury bill rate with a maturity equal to the expected life of the option. The dividend yield assumption is derived from the assumed dividend payout over the expected life of the option. The expected volatility assumption for 2008 grants was derived from a combination of Company historical data and industry comparisons. The Company has only been a publicly traded company since the beginning of 2004 and does not have sufficient historical data to determine an appropriate expected volatility solely from the Company’s own historical data. The expected life assumption is based on an average of the following two factors: 1) industry comparisons; and 2) the guidance provided by the SEC in Staff Accounting Bulletin No. 110, (“SAB 110”). SAB 110 allows the use of an “acceptable” methodology under which the Company can take the midpoint of the vesting date and the full contractual term. The following table provides a summary of the valuation assumptions used by the Company to determine the estimated value of stock option grants in Piper Jaffray Companies common stock for the nine months ended September 30, 2008:

2008
Weighted average assumptions in option valuation:
Risk-free interest rates	3.03%
Dividend yield	0.00%
Stock volatility factor	33.61%
Expected life of options (in years)	6.00
Weighted average fair value of options granted	$15.73

     The Company did not grant stock options during the nine months ended September 30, 2009.
     The following table summarizes the changes in the Company’s outstanding stock options for the nine months ended September 30, 2009:

			Weighted Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term (Years)	Value
December 31, 2008	571,067	$44.25	6.7	$322,749
Granted	—	—
Exercised	(23,946)	39.71
Canceled	(2,050)	39.89

September 30, 2009	545,071	$44.47	6.0	$2,885,182
Options exercisable at September 30, 2009	395,428	$43.33	5.1	$2,111,700
     As of September 30, 2009, there was no unrecognized compensation cost related to stock options expected to be recognized over future years.
     Cash received from option exercise for the nine months ended September 30, 2009 was $1.0 million. The tax benefit realized for the tax deduction from option exercises totaled $0.4 million. Cash received from option exercises for the nine months ended September 30, 2008, was not significant. The tax benefit realized for the tax deduction from option exercises was immaterial for the nine months ended September 30, 2008.
     The following table summarizes the changes in the Company’s non-vested restricted stock for the nine months ended September 30, 2009:

		Weighted
	Non-Vested	Average
	Restricted	Grant Date
	Stock	Fair Value
December 31, 2008	3,177,945	$46.87
Granted	895,178	26.97
Vested	(473,341)	47.80
Canceled	(35,780)	48.17

September 30, 2009	3,564,002	$40.61
     As of September 30, 2009, there was $30.2 million of total unrecognized compensation cost related to restricted stock expected to be recognized over a weighted average period of 2.76 years.
Note 18 Geographic Areas
     The following table presents net revenues and long-lived assets by geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Net revenues:
United States	$111,551	$62,736	$313,162	$231,176
Europe	4,860	5,920	12,501	20,892
Asia	3,258	4,863	10,178	14,919

Consolidated	$119,669	$73,519	$335,841	$266,987

			September 30,	December 31,
(Dollars in thousands)			2009	2008
Long-lived assets:
United States			$256,901	$269,862
Europe			1,076	1,290
Asia			11,890	11,408

Consolidated			$269,867	$282,560

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
     At September 30, 2009, net capital calculated under the SEC rule was $306.3 million, and exceeded the minimum net capital required under the SEC rule by $305.3 million.
     Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the U.K. Financial Services Authority (“FSA”). As of September 30, 2009, Piper Jaffray Ltd. was in compliance with the capital requirements of the FSA.
     Piper Jaffray Asia Holdings Limited operates three entities licensed by the Hong Kong Securities and Futures Commission, which are subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rules promulgated under the Securities and Futures Ordinance. As of September 30, 2009, Piper Jaffray Asia regulated entities were in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Ordinance.

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
     During the third quarter of 2009, all of our businesses contributed to our solid performance. The positive fixed income institutional brokerage results we experienced in the first half of 2009 continued into the third quarter driven by incremental trading revenues and solid client activity, although below the robust levels of the second quarter. Additionally, we had a reasonably good equity financing quarter and we were able to complete several equity financing transactions across our focus sectors. Equity financing conditions have improved from the beginning of the year, but activity in this area remains well below historical levels.
RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009
     For the three months ended September 30, 2009, we recorded net income of $9.3 million from continuing operations, or $0.47 per diluted share, compared with a net loss from continuing operations of $27.5 million for the corresponding period in the prior year. Net revenues for the third quarter of 2009 were $119.7 million, an increase of 62.8 percent from $73.5 million reported in the year-ago period that was driven by a substantial increase in fixed income institutional brokerage revenues. The third quarter of 2008 included a $21.7 million loss in fixed income institutional brokerage revenues related to our now discontinued tender option bond program.
     For the nine months ended September 30, 2009, net income from continuing operations was $18.1 million, or $0.93 per diluted share, compared with a net loss from continuing operations of $30.4 million, or $1.92 per diluted share, for the prior-year period. Net revenues for the nine months of 2009 increased 25.8 percent from the prior-year period to $335.8 million, driven by higher fixed income institutional brokerage revenues.

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
     As a participant in the financial services industry, we are subject to complex and extensive regulation of our business. In light of recent conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. Changes in the regulatory environment in which we operate could have an adverse effect on our business.
OUTLOOK FOR THE REMAINDER OF 2009
     Equity financing conditions have improved from the beginning of the year; however, activity in this area remains well below historical levels. In the first nine months of 2009, we completed several equity financing and advisory transactions across all our focus sectors. If markets remain conducive to equity financing, as we experienced in the second and third quarters, we believe equity financing activity in our focus sectors will continue. Our public finance business performed well in the second and third quarters and we anticipate this business may improve further if the non-investment grade portion of the tax-exempt markets begins to function. We believe advisory activity will be challenged through the remainder of the year, as buyers remain cautious. We believe the very favorable fixed income institutional brokerage results we experienced in the first nine months of 2009 will decline as trading spreads compress and customer activity slows.
     For the nine months ended September 30, 2009, non-compensation expenses were $96.8 million, down 20 percent compared to the first nine months of 2008. This decline was a result of a decrease in restructuring-related expenses as well as cost reduction actions taken in 2008 and continued expense discipline. All non-compensation expense categories reflected a decline compared with the year-ago period. We anticipate that our non-compensation expense run-rate will be in the range of approximately $32 million to $33 million in the fourth quarter of 2009.

Results of Operations
FINANCIAL SUMMARY FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008
     The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of Net
	For the Three Months Ended			Revenues
	September 30,			For the Three Months Ended
			2009	September 30,
(Dollars in thousands)	2009	2008	v2008	2009	2008
Revenues:

Investment banking	$48,115	$48,313	(0.4)%	40.2%	65.7%
Institutional brokerage	59,576	12,834	364.2	49.8	17.5
Interest	10,398	10,509	(1.1)	8.7	14.3
Asset management	3,568	4,314	(17.3)	3.0	5.9
Other income	3,340	697	379.2	2.8	0.9

Total revenues	124,997	76,667	63.0	104.5	104.3

Interest expense	5,328	3,148	69.3	4.5	4.3

Net revenues	119,669	73,519	62.8	100.0	100.0

Non-interest expenses:

Compensation and benefits	71,802	80,421	(10.7)	60.0	109.4
Occupancy and equipment	7,703	8,092	(4.8)	6.4	11.0
Communications	5,474	6,597	(17.0)	4.6	9.0
Floor brokerage and clearance	2,974	3,342	(11.0)	2.5	4.5
Marketing and business development	5,498	6,099	(9.9)	4.6	8.3
Outside services	6,234	9,270	(32.8)	5.2	12.6
Restructuring-related expenses	-	4,570	(100.0)	-	6.2
Other operating expenses	4,402	1,830	140.5	3.7	2.5

Total non-interest expenses	104,087	120,221	(13.4)%	87.0	163.5

Income/(loss) before income tax expense/(benefit)	15,582	(46,702)	N/M	13.0	(63.5)

Income tax expense/(benefit)	6,316	(19,166)	N/M	5.3	(26.0)

Net income/(loss) from continuing operations	9,266	(27,536)	N/M	7.7	(37.5)

Discontinued operations:

Loss from discontinued operations, net of tax	-	(653)	N/M	-	(0.8)

Net income/(loss)	$9,266	$(28,189)	N/M	7.7%	(38.3)%

Net income applicable to common shareholders	$7,576	N/A	N/M	6.3%	N/A

N/M - Not meaningful
N/A - Not applicable as no allocation of income was made due to loss position
     Effective January 1, 2009, the FASB in ASC 260, “Earnings per Share,” clarified that unvested stock-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the earnings per share calculation under the two-class method. Our consolidated results of operations for the three months ended September 30, 2009 and September 30, 2008 include the effect of ASC 260. For further discussion of our earnings per share, see Note 16, “Earnings Per Share,” in our unaudited consolidated financial statements.

     For the three months ended September 30, 2009, we recorded net income of $9.3 million with net revenues of $119.7 million. Revenues increased 62.8 percent from the year-ago period. For the third quarter of 2009, investment banking revenues were essentially flat at $48.1 million, compared with revenue of $48.3 million in the prior-year period as lower advisory service revenues were offset by increases in equity and debt financing activity. Institutional brokerage revenues in the third quarter of 2009 increased significantly to $59.6 million, compared with $12.8 million in the corresponding period in the prior year as a result of higher fixed income sales and trading revenues. In the third quarter of 2008, we recorded a $21.7 million loss related to our now discontinued tender option bond program. In the third quarter of 2009, net interest income decreased to $5.1 million, compared with $7.4 million in the third quarter of 2008. Asset management fees for the three months ended September 30, 2009, were $3.6 million, compared with $4.3 million in the prior-year period, driven by lower assets under management resulting from declining asset valuations. Other income increased to $3.3 million in the third quarter of 2009 from $0.1 million in the prior-year period due to gains recorded on our principal investments. Non-interest expenses decreased to $104.1 million for the three months ended September 30, 2009, from $120.2 million in the corresponding period in the prior year, primarily as a result of decreased compensation and benefits expenses and restructuring costs recorded in the year-ago period.
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
     For the three months ended September 30, 2009, compensation and benefits expenses decreased 10.7 percent to $71.8 million from $80.4 million in the third quarter of 2008. This decrease was due to a more variable compensation model in 2009 as well as cost savings associated with restructuring-related activities that occurred in 2008 and the first half of 2009. Compensation and benefits expenses as a percentage of net revenues were 60.0 percent for the third quarter of 2009, compared with 109.4 percent for the third quarter of 2008. The elevated compensation and benefits ratio in the third quarter of 2008 was attributable to losses incurred on our now discontinued tender option bond program.
     Occupancy and Equipment - Occupancy and equipment expenses in the third quarter of 2009 were $7.7 million, compared with $8.1 million for the corresponding period in 2008. The decrease was attributable to prior investments in technology and equipment becoming fully depreciated and a decrease in base rent as a result of cost saving initiatives in 2008.
     Communications - Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the three months ended September 30, 2009, communications expenses were $5.5 million, compared with $6.6 million for the prior-year period. The decrease was attributable to reduced data communication expenses as a result of cost saving initiatives in 2008 and early 2009.
     Floor Brokerage and Clearance - Floor brokerage and clearance expenses were $3.0 million for the three months ended September 30, 2009, compared with $3.3 million for the three months ended September 30, 2008.
     Marketing and Business Development - Marketing and business development expenses include travel and entertainment and promotional and advertising costs. In the third quarter of 2009, marketing and business development expenses decreased 9.9 percent to $5.5 million, compared with $6.1 million in the third quarter of 2008. This decrease was due to cost saving actions taken in late 2008 as well as a decline in travel expenses.
     Outside Services - Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees and other professional fees. Outside services expenses decreased 32.8 percent to $6.2 million in the third quarter of 2009, compared with $9.3 million for the prior-year period, due to reductions in legal fees and consulting costs. Additionally, in 2009 we changed vendors for some of our outsourced technology functions, which resulted in a decline in expenses associated with those functions.

     Restructuring-Related Expense - During the third quarter of 2008, we implemented certain expense reduction measures, which resulted in a pre-tax restructuring charge of $4.6 million, consisting of $2.2 million in severance benefits and $2.4 million for the reduction of office space.
     Other Operating Expenses - Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program, amortization of intangible assets and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. In the third quarter of 2009, other operating expenses increased to $4.4 million, compared with $1.8 million in the third quarter of 2008, primarily due to increased litigation-related expenses. In the third quarter of 2008, we had a favorable resolution of a trading-related litigation matter which decreased litigation-related expenses.
     Income Taxes - For the three months ended September 30, 2009, our provision for income taxes was $6.3 million, equating to an effective tax rate of 40.5 percent. For the three months ended September 30, 2008, income taxes from continuing operations was a benefit of $19.2 million, equating to an effective tax rate of 41.0 percent.
NET REVENUES FROM OPERATIONS (DETAIL)

	For the Three Months Ended
	September 30,
			2009
	2009	2008	v2008
(Dollars in thousands)
Net revenues:
Investment banking
Financing
Equities	$17,769	$11,397	55.9%
Debt	20,493	17,771	15.3
Advisory services	10,138	21,358	(52.5)

Total investment banking	48,400	50,526	(4.2)

Institutional brokerage
Equities	31,438	35,302	(10.9)
Fixed income	32,101	(17,280)	N/M

Total institutional brokerage	63,539	18,022	252.6

Asset management	3,568	4,314	(17.3)

Other income	4,162	657	533.5

Total net revenues	$119,669	$73,519	62.8%

N/M - Not meaningful
     Investment banking revenues comprise all the revenues generated through financing and advisory services activities including derivative activities that relate to debt financing. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.
     Investment banking revenues decreased 4.2 percent to $48.4 million in the third quarter of 2009, compared with $50.5 million in the corresponding period in 2008. For the three months ended September 30, 2009, equity financing revenues increased to $17.8 million, compared with $11.4 million in the prior-year period due to increased activity. Equity capital markets activity was depressed in the third quarter of 2008 due to difficult market conditions, which continued through the first quarter of 2009. Although the third quarter of 2009 was an improvement from 2008, equity financing revenues remain below our historical quarterly average. In the third quarter of 2009, we completed 24 equity financings raising $4.5 billion in capital for our clients. In the third quarter of 2008, we completed 13 equity financings raising $2.4 billion in capital for our clients. Debt financing revenues in the third quarter of 2009 increased 15.3 percent to $20.5 million due to higher public finance underwriting revenues attributable to an increased number of transactions completed. For the third quarter of 2009, we underwrote 150 public finance issues with a par value of $2.4 billion, compared with 93 public finance issues with a par value of $2.0 billion for the prior-year period. For the three months ended September 30, 2009, advisory services revenues decreased 52.5 percent to $10.1 million, compared with $21.4 million in the prior year period. The decrease was a result of a decline in both the number of completed transactions and average revenue per transaction. We completed 6 advisory transactions with an aggregate transaction value of $0.5 billion during the third quarter of 2009, compared with 13 advisory transactions with an aggregate transaction value of $7.3 billion in the third quarter of 2008.

     Institutional brokerage revenues comprise all the revenues generated through trading activities, which consist primarily of facilitating customer trades. To assess the profitability of institutional brokerage activities, we aggregate institutional brokerage revenues with the net interest income or expense associated with financing, economically hedging and holding long or short inventory positions. Our results may vary from quarter to quarter as a result of changes in trading margins, trading gains and losses, net interest spreads, trading volumes and the timing of transactions based on market opportunities.
     For the three months ended September 30, 2009, institutional brokerage revenues increased significantly to $63.5 million, compared with $18.0 million in the prior-year period, as strong fixed income brokerage revenues more than offset the decline in equity sales and trading revenues. Equity institutional brokerage revenues decreased 10.9 percent to $31.4 million in the third quarter of 2009, compared with $35.3 million in the prior-year period due to lower U.S. high touch equities sales and trading revenues resulting from a decline in trading volume. Fixed income institutional brokerage revenues were $32.1 million in the third quarter of 2009, compared with a loss of $17.3 million in the prior-year period. In the third quarter of 2009, all fixed income products produced strong revenues as the client flow business was solid across both tax exempt and taxable products. In the third quarter of 2008, the loss was primarily driven by a $21.7 million loss related to our now discontinued tender option bond program.
     For the three months ended September 30, 2009, asset management fees decreased to $3.6 million, compared with $4.3 million in the prior-year period, due to a decline in assets under management resulting from a decline in asset valuations. As of September 30, 2009, we had $6.7 billion in assets under management compared with $8.1 billion at September 30, 2008.
     Other income/loss includes gains and losses from our investments in private equity and venture capital funds, other firm investments and income associated with the forfeiture of equity awards. In the third quarter of 2009, we recorded income of $4.2 million, compared with $0.7 million of income in the prior year period as we recorded higher income associated with the valuation of our principal investments.
DISCONTINUED OPERATIONS
     Discontinued operations include the resolution of certain legal matters and revisions to restructuring estimates related to our Private Client Services (“PCS”) business, which we sold to UBS on August 11, 2006.
     In the third quarter of 2008, discontinued operations recorded a net loss of $0.7 million, related to changes in estimates on office space leased.

FINANCIAL SUMMARY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008
     The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of Net
	For the Nine Months Ended			Revenues
	September 30,			For the Nine Months Ended
			2009	September 30,
(Dollars in thousands)	2009	2008	v2008	2009	2008
Revenues:

Investment banking	$134,615	$135,762	(0.8)%	40.1%	50.8%
Institutional brokerage	175,455	93,842	87.0	52.3	35.1
Interest	26,659	38,782	(31.3)	7.9	14.5
Asset management	9,817	12,984	(24.4)	2.9	4.9
Other income/(loss)	(1,209)	1,469	N/M	(0.4)	0.6

Total revenues	345,337	282,839	22.1	102.8	105.9

Interest expense	9,496	15,852	(40.1)	2.8	5.9

Net revenues	335,841	266,987	25.8	100.0	100.0

Non-interest expenses:

Compensation and benefits	201,503	200,785	0.4	60.0	75.2
Occupancy and equipment	21,901	24,335	(10.0)	6.5	9.1
Communications	17,003	19,205	(11.5)	5.0	7.2
Floor brokerage and clearance	9,088	9,895	(8.2)	2.7	3.7
Marketing and business development	13,362	19,576	(31.7)	4.0	7.3
Outside services	21,168	29,220	(27.6)	6.3	10.9
Restructuring-related expenses	3,572	8,153	(56.2)	1.1	3.1
Other operating expenses	10,700	10,898	(1.8)	3.2	4.1

Total non-interest expenses	298,297	322,067	(7.4)%	88.8	120.6

Income/(loss) before income tax expense/(benefit)	37,544	(55,080)	N/M	11.2	(20.6)

Income tax expense/(benefit)	19,427	(24,637)	N/M	5.8	(9.2)

Net income/(loss) from continuing operations	18,117	(30,443)	N/M	5.4	(11.4)

Discontinued operations:

Income from discontinued operations, net of tax	-	786	N/M	-	0.3

Net income/(loss)	$18,117	$(29,657)	N/M	5.4%	(11.1)%

Net income applicable to common shareholders	$14,863	N/A	N/M	4.4%	N/A

N/M - Not meaningful
N/A - Not applicable as no allocation of income was made due to loss position
     Effective January 1, 2009, the FASB in ASC 260, “Earnings per Share,” clarified that unvested stock-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the earnings per share calculation under the two-class method. Our consolidated results of operations for the nine months ended September 30, 2009 and September 30, 2008 include the effect of ASC 260. For further discussion of our earnings per share, see Note 16, “Earnings Per Share,” in our unaudited consolidated financial statements.

     Except as discussed below, the description of non-interest expenses, net revenues from continuing operations, and discontinued operations, as well as the underlying reasons for variances to prior year, are substantially the same as the comparative quarterly discussion.
     For the nine months ended September 30, 2009, net income from continuing operations totaled $18.1 million, compared with a net loss from continuing operations of $30.4 million in the corresponding period in 2008. Net revenues from continuing operations were $335.8 million for the nine months ended September 30, 2009, an increase of 25.8 percent from the year-ago period. For the nine months ended September 30, 2009, investment banking revenues were $134.6 million, essentially flat compared with the first nine months of 2008. Institutional brokerage revenues increased 87.0 percent to $175.5 million, compared with revenues of $93.8 million in the prior-year period driven by higher fixed income sales and trading revenues. Net interest income for the first nine months of 2009 decreased to $17.2 million, down from $22.9 million for the first nine months of 2008. The decrease was primarily the result of a decline in net interest income earned on net inventory balances as we significantly reduced our balance sheet exposure in late 2008 and early 2009. For the first nine months of 2009, asset management fees were $9.8 million, compared with $13.0 million in the prior-year period, due to lower assets under management resulting from declining asset valuations. Other income for the nine months ended September 30, 2009, was a loss of $1.2 million, compared with income of $1.5 million for the corresponding period in 2008. The change in other income was attributable to higher income on forfeitures of equity awards in the first nine months of 2008 offset in part by lower losses recorded on our principal investments in the first nine months of 2009.
NON-INTEREST EXPENSES
     For the nine months ended September 30, 2009, non-interest expenses decreased 7.4 percent to $298.3 million, compared with $322.1 million for the prior year period.
     Compensation and Benefits - For the nine months ended September 30, 2009, compensation and benefits expenses was essentially flat at $201.5 million, compared with the corresponding period in 2008. Compensation and benefits expenses as a percentage of net revenues was 60.0 percent for the first nine months of 2009, compared with 75.2 percent for the first nine months of 2008. The unusually high compensation ratio in 2008 was attributable to the loss on our now discontinued tender option bond program recorded in the third quarter of 2008, and a less variable compensation model.
     Other Operating Expenses - For the first nine months of 2009, other operating expenses were flat at $10.7 million, compared with the prior-year period.
     Income Taxes – For the nine months ended September 30, 2009, our provision for income taxes was $19.4 million, equating to an effective tax rate of 51.7 percent. For the nine months ended September 30, 2008, income taxes from continuing operations was a benefit of $24.6 million, equating to an effective tax rate of 44.7 percent. The effective tax rate of 51.7 percent for the nine months of 2009 included $2.7 million of one-time items that increased tax expense. Additionally, in the first nine months of 2009, we did not record a tax benefit related to certain foreign subsidiary net operating loss carryforward deductions.

NET REVENUES FROM CONTINUING OPERATIONS (DETAIL)

	For the Nine Months Ended
	September 30,
			2009
	2009	2008	v2008
(Dollars in thousands)
Net revenues:
Investment banking
Financing
Equities	$45,126	$36,620	23.2%
Debt	53,007	52,438	1.1
Advisory services	38,527	57,939	(33.5)

Total investment banking	136,660	146,997	(7.0)

Institutional brokerage
Equities	92,484	101,827	(9.2)
Fixed income	95,072	5,863	N/M

Total institutional brokerage	187,556	107,690	74.2

Asset management	9,817	12,984	(24.4)

Other income/(loss)	1,808	(684)	N/M

Total net revenues	$335,841	$266,987	25.8%

N/M - Not meaningful
     Investment banking revenues for the nine months ended September 30, 2009, decreased 7.0 percent to $136.7 million, compared with $147.0 million in the prior-year period. Equity financing revenues increased to $45.1 million in the first nine months of 2009, compared with $36.6 million in the corresponding period in the prior year. During the nine months ended September 30, 2009, we completed 66 equity financings, raising $15.8 billion in capital for our clients. During the nine months ended September 30, 2008, we completed 37 equity financings, raising $6.1 billion in capital for our clients, excluding the $19.7 billion of capital raised from the VISA initial public offering, on which we were a co-lead manager. In the first nine months of 2009, debt financing revenues remained essentially flat from the prior-year period at $53.0 million, as higher public finance revenue was offset by lower corporate debt and derivative financing revenues. Advisory services revenues for the first nine months of 2009 declined 33.5 percent to $38.5 million due to a decline in activity. For the nine months ended September 30, 2009, we completed 23 advisory transactions, compared with 39 advisory transactions in the first nine months of 2008.
     Institutional brokerage revenues for the nine months ended September 30, 2009, increased 74.2 percent to $187.6 million, compared with the prior-year period. Equity institutional brokerage revenue decreased 9.2 percent to $92.5 million in the first nine months of 2009, compared with $101.8 million in the first nine months of 2008. Revenues associated with the U.S. high touch equities business were lower due to a decline in net commissions earned and lower volumes. Fixed income institutional brokerage revenues increased significantly to $95.1 million for the nine months ended September 30, 2009, compared with $5.9 million for the corresponding period in 2008, driven by strong performance across tax exempt and taxable products. Additionally, in the first nine months of 2008, we recorded losses in high yield and structured products from lower commissions and trading losses, and losses in our discontinued tender option bond program. Market conditions for high yield corporate bonds and structured products were especially difficult in the first nine months of 2008.
     For the nine months ended September 30, 2009, other income/loss recorded income of $1.8 million, compared with a net loss of $0.7 million in the corresponding period in 2008. In the first nine months of 2009, we recorded higher income associated with the valuation of our principal investments.

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

     Derivatives are valued using pricing models based on the net present value of estimated future cash flows. Management deemed the net present value of estimated future cash flows model to be the best estimate of fair value as most of our derivative products are interest rate products. The valuation models used require inputs including contractual terms, market prices, yield curves, credit curves and measures of volatility. The valuation models are monitored over the life of the derivative product. If there are any changes in the underlying inputs, the model is updated for those new inputs.
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
     FASB Accounting Standards Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
     Instruments that trade infrequently and therefore have little or no price transparency are classified within Level III based on the results of our price verification process. The Company’s Level III assets were $85.7 million and $46.6 million as of September 30, 2009 and December 31, 2008, respectively, and represented approximately 12.4 percent and 7.6 percent of financial instruments measured at fair value. At September 30, 2009, this balance primarily consisted of asset-backed securities, principally collateralized by aircraft, that have experienced low volumes of executed transactions, such that unobservable inputs had to be utilized for the fair value measurements; corporate bonds where there was less frequent or nominal market activity; and auction-rate securities for which the market has been dislocated and largely ceased to function. Asset-backed securities are valued using cash flow models that utilize unobservable inputs that include airplane lease rates, utilization rates, trust costs, aircraft residual values and assumptions on timing of costs. Corporate bonds are valued using prices from comparable securities. Our auction-rate securities are valued based upon our expectations of issuer refunding plans and using internal models. We could experience reductions in the value of these inventory positions, which would have a negative impact on our business and results of operations.
     During the first nine months of 2009, we recorded net purchases of $23.7 million of Level III assets, primarily consisting of asset-backed securities and corporate bonds. We had net transfers of $3.8 million of assets from Level III to Level II in the first nine months of 2009 and $13.5 million of net transfers of assets from Level II to Level III. Transfers of assets from Level III to Level II were primarily related to convertible securities transaction activity as liquidity increased and external prices became more observable. Transfers of assets from Level II to Level III primarily consisted of asset-backed securities, principally collateralized by aircraft, that experienced low volume of executed transactions, such that unobservable inputs had to be utilized for the fair value measurement. Our valuation adjustments (realized and unrealized) increased Level III assets by $5.7 million.
     During the first nine months of 2009, we recorded net purchases of $1.3 million of Level III asset-backed liabilities. We had $0.3 million of liabilities transfer from Level III to Level II, related to asset-backed securities. Our valuation adjustments (realized and unrealized) decreased Level III liabilities by $0.3 million.
GOODWILL AND INTANGIBLE ASSETS
     We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities acquired requires certain management estimates. At September 30, 2009, we had goodwill of $160.4 million. Of this goodwill balance, $105.5 million is a result of the 1998 acquisition by U.S. Bancorp of our predecessor, Piper Jaffray Companies Inc., and its subsidiaries.

     Under FASB Accounting Standards Codification Topic 350, “Intangibles – Goodwill and Other,” we are required to perform impairment tests of our goodwill and indefinite-lived intangible assets annually and on an interim basis when certain events or circumstances exist. We have elected to test for goodwill impairment in the fourth quarter of each calendar year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of our two principal reporting units (capital markets and asset management) based on the following factors: our market capitalization, a discounted cash flow model using revenue and profit forecasts, public market comparables and multiples of recent mergers and acquisitions of similar businesses. Valuation multiples may be based on revenues, price-to-earnings and tangible capital ratios of comparable public companies and business segments. These multiples may be adjusted to consider competitive differences including size, operating leverage and other factors. The estimated fair values of our reporting units are compared with their carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value.
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
     Our annual goodwill impairment testing as of November 30, 2008, resulted in no impairment associated with our asset management reporting unit, principally comprised of FAMCO. In addition, we tested the definite-lived intangible assets acquired as part of the FAMCO acquisition and concluded there was no impairment.
     Our 2009 goodwill impairment testing will be completed in the fourth quarter of 2009. Impairment charges, if any, resulting from this valuation analysis could materially adversely affect our results of operations.
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

     Effective January 1, 2006, the Company adopted the modified prospective transition method as defined by FASB Accounting Standards Codification Topic 718, “Compensation – Stock Compensation,” (“ASC 718”). The modified prospective transition method requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations at fair value over the service period of the award, net of estimated forfeitures.
     Compensation paid to employees in the form of restricted stock or stock options is generally accrued or amortized on a straight-line basis over the required service period of the award and is included in our results of operations as compensation expense. The majority of these awards have a three-year cliff vesting schedule. The majority of our restricted stock and option grants provide for continued vesting after termination, so long as the employee does not violate certain post-termination restrictions as set forth in the award agreements or any agreements entered into upon termination. These post-termination restrictions do not meet the criteria for an in-substance service condition as defined by ASC 718. Accordingly, such restricted stock and option grants are expensed in the period in which those awards are deemed to be earned, which is generally the calendar year preceding our annual February equity grant. If any of these awards are cancelled, the lower of the fair value at grant date or the fair value at the date of cancellation is recorded within other income in the consolidated statements of operations.
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
CONTINGENCIES
     We are involved in various pending and potential legal proceedings related to our business, including litigation, arbitration and regulatory proceedings. Some of these matters involve claims for substantial amounts, including claims for punitive and other special damages. We have, after consultation with outside legal counsel and consideration of facts currently known by management, recorded estimated losses in accordance with FASB Accounting Standards Codification Topic 450, “Contingencies,” to the extent that claims are probable of loss and the amount of the loss can be reasonably estimated. The determination of these reserve amounts requires significant judgment on the part of management. In making these determinations, we consider many factors, including, but not limited to, the loss and damages sought by the plaintiff or claimant, the basis and validity of the claim, the likelihood of a successful defense against the claim, and the potential for, and magnitude of, damages or settlements from such pending and potential litigation and arbitration proceedings, and fines and penalties or orders from regulatory agencies.
     As part of the asset purchase agreement for the sale of our PCS branch network to UBS that closed in August 2006, we retained liabilities arising from regulatory matters and certain PCS litigation arising prior to the sale. Adjustments to litigation reserves for matters pertaining to the PCS business are included within discontinued operations on the consolidated statements of operations.
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
     We record deferred tax benefits for future tax deductions expected upon the vesting of share-based compensation. If deductions reported on our tax return for share-based compensation (i.e., the value of the share-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with ASC 718), we record the excess tax benefit as additional paid-in capital. Conversely, if deductions reported on our tax return for share-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, we offset the deficiency first to any previously recognized excess tax benefits recorded as additional paid-in capital and any remaining deficiency is recorded as income tax expense. As of September 30, 2009, we do not have any available excess tax benefits within additional paid-in capital. Based on our share price as of September 30, 2009, we estimate that the value of approximately 500,000 shares vesting in the first quarter of 2010 will be less than the grant date fair value resulting in $4.4 million in income tax expense in the first quarter of 2010. The amount of any additional income tax expense is directly correlated to Piper Jaffray Companies share price at the date of vesting.
     We establish reserves for uncertain income tax positions in accordance with FASB Accounting Standards Codification Topic 740, “Income Taxes” when, it is not more likely than not that a certain position or component of a position will be ultimately upheld by the relevant taxing authorities. Significant judgment is required in evaluating uncertain tax positions. Our tax provision and related accruals include the impact of estimates for uncertain tax positions and changes to the reserves that are considered appropriate. To the extent the probable tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of change.
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
     The majority of our tangible assets consist of assets readily convertible into cash. Financial instruments and other inventory positions owned are stated at fair value and are generally readily marketable in most market conditions. Receivables and payables with customers and brokers and dealers usually settle within a few days. As part of our liquidity strategy, we emphasize diversification of funding sources to the extent possible and maximize our lower-cost financing alternatives. Our assets are financed by our cash flows from operations, equity capital, proceeds from securities sold under agreements to repurchase and bank lines of credit. The fluctuations in cash flows from operating and financing activities are directly related to daily operating activities from our various businesses.
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
     On April 16, 2008, we announced that our board of directors had authorized the repurchase of up to $100 million in shares of our common stock, which expires on June 30, 2010. In the third quarter of 2009, we repurchased $8 million, or 175,273 shares, of our common stock. As a result of this repurchase and prior repurchases, $77 million of our authorization remains as of September 30, 2009.
FUNDING SOURCES
     Short-term funding is obtained primarily through the use of repurchase agreements and bank loans and are typically collateralized by the firm’s securities inventory. Short-term funding is generally obtained at rates based upon the federal funds rate and/or the London Interbank Offer Rate. We have available both committed and uncommitted short-term financing with a diverse group of banks.
     Uncommitted Lines - We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $285 million with four banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have a $100 million uncommitted unsecured facility with one of these banks. These uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. These lines are subject to approval by the respective bank each time an advance is requested and advances may be denied. We manage our relationships with the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business.
     Committed Lines - Our committed line is a $250 million revolving secured credit facility, which was renewed in September 2009. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires our U.S. broker dealer subsidiary to maintain a minimum net capital of $150 million, and the unpaid principal amount of all advances under the facility will be due on September 30, 2010. On September 30, 2009, we had no advances against this line.
     To finance customer and trade-related receivables we utilized an average of $21 million in short-term bank loans during the third quarter of 2009. This compares to an average of $62 million in short-term bank loans during the third quarter of 2008. Average net repurchase agreements (excluding repurchase agreements used to facilitate economic hedges) of $30 million and $98 million during the third quarter of 2009 and 2008, respectively, were primarily used to finance inventory. The decrease in average financing agreements in the third quarter of 2009 was primarily a result of lower inventory balances and increased cash flow. Growth in our securities inventory is generally financed through a combination of repurchase agreements and bank financing.
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
CAPITAL REQUIREMENTS
     As a registered broker dealer and member firm of FINRA, our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rule and the net capital rule of FINRA. We expect that these provisions will not impact our ability to meet current and future obligations. We also are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. At September 30, 2009, our net capital under the SEC’s Uniform Net Capital Rule was $306.3 million, and exceeded the minimum net capital required under the SEC rule by $305.3 million.

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
Off-Balance Sheet Arrangements
     In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes our off-balance-sheet arrangements at September 30, 2009 and December 31, 2008:

						Total
						Contractual Amount
Expiration Per Period at September 30, 2009			2011-	2013-		September 30,	December 31,
(Dollars in thousands)	2009	2010	2012	2014	Later	2009	2008
Customer matched-book derivative contracts (1)(2)	$38,550	$—	$—	$75,430	$6,747,746	$6,861,726	$6,834,402
Trading securities derivative contracts (2)	—	—	—	—	264,500	264,500	114,500
Securitization transactions derivative contracts (2)	—	—	—	28,740	—	28,740	144,400
Loan commitment (3)	—	—	—	—	—	5,000	—
Private equity and other principal investments (4)	—	—	—	—	—	3,669	3,694

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $271.6 million at September 30, 2009) who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing us to the credit risk of these counterparties. As of September 30, 2009, we had $22.0 million of credit exposure with these counterparties, including $12.0 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At September 30, 2009 and December 31, 2008, the net fair value of these derivative contracts approximated $30.8 million and $21.8 million, respectively.

(3)	The loan commitment has no specified funding dates. The commitment expires March 2014.

(4)	The fund commitments have no specified call dates. The timing of capital calls is based on market conditions and investment opportunities.
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

SPECIAL PURPOSE ENTITIES
     We enter into arrangements with various special-purpose entities (“SPEs”). SPEs may be corporations, trusts or partnerships that are established for a limited purpose. There are two types of SPEs — qualified SPEs (“QSPEs”) and variable interest entities (“VIEs”). A QSPE generally can be described as an entity whose permitted activities are limited to passively holding financial assets and distributing cash flows to investors based on pre-set terms. SPEs that do not meet the QSPE criteria because their permitted activities are not limited sufficiently or control remains with one of the owners are referred to as VIEs. Under FASB Accounting Standards Codification Topic 810, “Consolidation,” we consolidate a VIE if we are the primary beneficiary of the entity. The primary beneficiary is the party that either (i) absorbs a majority of the VIEs expected losses; (ii) receives a majority of the VIEs expected residual returns; or (iii) both.
     At September 30, 2009, we had one securitization transaction in which highly rated fixed rate municipal bonds were sold into an SPE trust, whereby control remained with us and we are the primary beneficiary of the VIE. Accordingly, we have recorded an asset for the underlying bonds of $28.9 million (par value $28.7 million). The trust was funded by the sale of variable rate certificates to institutional customers seeking variable rate tax-free investment products. These variable rate certificates reprice weekly. We have recorded a liability for the certificates sold by the trust for $28.7 million as of September 30, 2009. We have contracted with a major third-party financial institution to act as the liquidity provider for this trust, and we have agreed to reimburse the liquidity provider for any losses associated with providing liquidity to the trust. See Note 7, “Securitizations,” in the notes to our unaudited consolidated financial statements for a complete discussion of our securitization activities.
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
LOAN COMMITMENTS
     We may commit to short-term bridge-loan financing for our clients or make commitments to underwrite corporate debt. We had one loan commitment outstanding at September 30, 2009 for $5.0 million, which expires March 27, 2014. There were no advances against this line at September 30, 2009.
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
     With respect to market risk and credit risk, the cornerstone of our risk management process is daily communication among traders, trading department management and senior management concerning our inventory positions and overall risk profile. Our risk management functions supplement this communication process by providing their independent perspectives on our market and credit risk profile on a daily basis. The broader goals of our risk management functions are to understand the risk profile of each trading area, to consolidate risk monitoring company-wide, to assist in implementing effective hedging strategies, to articulate large trading or position risks to senior management, and to ensure accurate fair value pricing.

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
     Currency Risk — Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments. A portion of our business is conducted in currencies other than the U.S. dollar, and changes in foreign exchange rates relative to the U.S. dollar can therefore affect the value of non-U.S. dollar net assets, revenues and expenses. A change in the foreign currency rates could create either a foreign currency transaction gain/loss (recorded in our consolidated statements of operations) or a foreign currency translation adjustment to the shareholders’ equity section of our consolidated statements of financial condition.
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

	September 30,	December 31,
(Dollars in thousands)	2009	2008
Interest Rate Risk	$2,199	$2,494
Equity Price Risk	201	334
Diversification Effect (1)	(269)	(416)

Total Value-at-Risk	$2,131	$2,412

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.
     We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the nine months ended September 30, 2009 and the year ended December 31, 2008.

For the Nine Months Ended September 30, 2009
(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$2,268	$554	$1,337
Equity Price Risk	462	52	196
Diversification Effect (1)			(228)
Total Value-at-Risk	2,231	513	1,305

For the Year Ended December 31, 2008
(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$4,357	$554	$1,956
Equity Price Risk	1,836	78	489
Diversification Effect (1)			(602)
Total Value-at-Risk	3,704	584	1,843

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

     Trading losses incurred on a single day exceeded our 95% one-day VaR on five occasions during the first nine months of 2009.
     The aggregate VaR as of September 30, 2009 was slightly lower compared to levels reported as of December 31, 2008. Reductions in our tender option bond and high yield inventories were partially offset by increases in our fixed income trading inventories in response to increased market activity.
     In addition to VaR, we also employ additional measures to monitor and manage market risk exposure including the following: net market position, duration exposure, option sensitivities, and inventory turnover. All metrics are aggregated by asset concentration and are used for monitoring limits and exception approvals.
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

     We are also exposed to liquidity risk in our day-to-day funding activities. We have a relatively low leverage ratio of 1.9 as of September 30, 2009 and net capital of $306.3 million in our U.S. broker dealer as of September 30, 2009. We manage liquidity risk by diversifying our funding sources across products and among individual counterparties within those products. For example, our treasury department actively manages the use of repurchase agreements and secured and unsecured bank borrowings each day depending on pricing, availability of funding, available collateral and lending parameters from any one of these sources. We also added a committed bank line to our funding sources during 2008 to further manage liquidity risk, which we renewed in September 2009.
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
     We have concentrated counterparty credit exposure with six non-publicly rated entities totaling $22.0 million at September 30, 2009. This counterparty credit exposure is part of our matched-book derivative program, consisting primarily of interest rate swaps. One derivative counterparty represents 54.5 percent, or $12.0 million, of this credit exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our market and credit risk committee.
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
     Credit exposure associated with our bridge-loan financings is monitored regularly by our market and credit risk committee. Bridge-loan financings that have been funded are recorded in other assets at amortized cost on the consolidated statement of financial condition. At September 30, 2009 we had two bridge-loan financings funded totaling $16.2 million.
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
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding disclosure. During the third quarter of our fiscal year ended December 31, 2009, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The discussion of our business and operations should be read together with the legal proceedings contained in Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2009.

				Total Number of
				Shares Purchased as	Approximate Dollar Value
	Total Number			Part of Publicly	of Shares that May Yet Be
	of Shares		Average Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased		per Share	Programs	or Programs(1)
Month #1
(July 1, 2009 to July 31, 2009)	20,941	(2)	$46.28	20,800	$84 million
Month #2
(August 1, 2009 to August 31, 2009)	154,594	(3)	$45.85	149,965	$77 million
Month #3
(September 1, 2009 to September 30, 2009)	6,424	(4)	$47.03	4,508	$77 million

Total	181,959		$45.94	175,273	$77 million

(1)	On April 16, 2008, we announced that our board of directors had authorized the repurchase of up to $100 million of common stock through June 30, 2010.

(2)
Consists of 20,800 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price per share of $46.30, and 141 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $43.89.

(3)
Consists of 149,965 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price per share of $45.82, and 4,629 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $46.72.

(4)
Consists of 4,508 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price per share of $46.50, and 1,916 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $48.27.

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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2009.

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