Form 10-K
period 2009-12-31
PIPER JAFFRAY COMPANIES
filed 2010-02-26
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the 18,812,174 shares of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates based upon the last sale price, as reported on the New York Stock Exchange, of the Common Stock on June 30, 2009 was approximately $822 million.

As of February 19, 2010, the Registrant had 19,715,268 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be held on May 5, 2010.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward looking statements include, among other things, statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under “Legal Proceedings” in Part I, Item 3 of this Form 10-K. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under “Risk Factors” in Item 1A, as well as those factors discussed under “External Factors Impacting Our Business” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K and in our subsequent reports filed with the Securities and Exchange Commission (“SEC”). Our SEC reports are available at our Web site at www.piperjaffray.com and at the SEC’s Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

ITEM 1.	BUSINESS.

Overview

Piper Jaffray Companies is a leading, international investment bank and institutional securities firm, serving the needs of corporations, private equity groups, public entities, nonprofit clients and institutional investors. Founded in 1895, Piper Jaffray provides a broad set of products and services, including equity and debt capital markets products; public finance services; financial advisory services; equity and fixed income institutional brokerage; equity and fixed income research; and asset management services. Our headquarters are located in Minneapolis, Minnesota and we have offices across the United States and international locations in London, Hong Kong and Shanghai. We market our investment banking and institutional securities business under a single name-Piper Jaffray-which gives us a consistent brand across this business. We market our primary asset management business under the name of FAMCO, which is derived from our subsidiary, Fiduciary Asset Management, LLC.

Prior to 1998, Piper Jaffray was an independent public company. U.S. Bancorp acquired the Piper Jaffray business in 1998 and operated it through various subsidiaries and divisions. At the end of 2003, U.S. Bancorp facilitated a tax-free distribution of our common stock to all U.S. Bancorp shareholders, causing Piper Jaffray to become an independent public company again.

Our continuing operations consist principally of four components:

•	Investment Banking — We raise capital through equity and debt financings for our corporate clients. We operate in seven focus industries: business services, clean technology and renewables, consumer, financial institutions, health care, industrial growth, and media, telecommunications and technology, primarily focusing on middle-market clients. We also provide financial advisory services relating to mergers and acquisitions to clients in these focus industries, as well as to companies in other industries. For our government and non-profit clients, we underwrite debt issuances and provide financial advisory and interest rate risk management services. Our public finance investment banking capabilities focus on state and local governments, healthcare, higher education, housing, hospitality and commercial real estate industries.

•	Equity and Fixed Income Institutional Brokerage — We offer both equity and fixed income advisory and trade execution services for institutional investors, public and private corporations, public entities and non-profit clients. Integral to our capital markets efforts, we have equity sales and trading relationships with institutional investors in the United States, Europe and Asia that invest in our focus industries. Our fixed income sales and trading professionals have expertise in municipal, corporate, mortgage, agency and structured product securities and cover a range of institutional investors. In addition, we engage in proprietary trading in certain products where we have expertise.

•	Asset Management — In the third quarter of 2007, we acquired Fiduciary Asset Management, LLC (“FAMCO”), an asset management firm with $6.9 billion in assets under management at December 31, 2009. Our asset management services are principally offered through this subsidiary. FAMCO provides services to separately managed accounts and closed-end funds and offers an array of investment products including flex equity, master limited partnerships, fixed income balance and quantitative equity funds.

Additionally, on December 21, 2009, we announced the signing of a definitive agreement to acquire Advisory Research Holdings, Inc. (“ARI”), a Chicago-based asset management firm with approximately $5.5 billion of assets under management. We expect the transaction to close in the first quarter of 2010.

•	Other Income — Other income includes gains and losses from investments in private equity and venture capital funds as well as other firm investments and income associated with the forfeiture of stock-based compensation.

On August 11, 2006, we completed the sale of our Private Client Services branch network and certain related assets to UBS Financial Services Inc., a subsidiary of UBS AG (“UBS”), thereby exiting the Private Client Services (“PCS”) business. For further information regarding the sale, see Note 4 to our consolidated financial statements included in this Form 10-K.

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

Financial Information about Geographic Areas

We operate predominantly in the United States. We also provide investment banking, research, and sales and trading services to selected companies in international jurisdictions in Europe and Asia. Piper Jaffray Ltd. is our subsidiary domiciled in London, England. We have offices in Hong Kong and Shanghai that operate under the name Piper Jaffray Asia. Net revenues derived from international operations were $41.6 million, $43.3 million, and $67.8 million for the years ended December 31, 2009, 2008, and 2007, respectively. Long-lived assets attributable to foreign operations were $12.9 million and $12.7 million at December 31, 2009 and 2008, respectively.

Competition

Our business is subject to intense competition driven by large Wall Street and international firms operating independently or as part of a large commercial banking institution. We also compete with regional broker dealers, boutique and niche-specialty firms, and alternative trading systems that effect securities transactions through various electronic media. Competition is based on a variety of factors, including price, quality of advice and service, reputation, product selection, transaction execution and financial resources. Many of our large competitors have greater financial resources than we have and may have more flexibility to offer a broader set of products and services than we can.

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

Employees

As of February 19, 2010, we had approximately 1,054 employees, of whom approximately 581 were registered with the Financial Industry Regulatory Authority (“FINRA”).

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

The laws, rules and regulations comprising this regulatory framework can (and do) change frequently, as can the interpretation and enforcement of existing laws, rules and regulations. Most recently, governments in the U.S. and abroad have intervened on an unprecedented scale, responding to the stresses experienced in the global financial markets. These events have in turn led to the introduction of legislation in the U.S. Congress and internationally that will likely intensify and restructure the regulation of the financial services industry. Further, as a result of the credit crisis and accompanying failure of several prominent financial institutions, the agencies regulating the financial services industry have increased enforcement activity, implemented new rulemaking and are contemplating further changes in part due to the proposed legislation. Substantial regulatory and legislative initiatives, including a comprehensive overhaul of the regulatory system in the U.S. and rules to more closely regulate derivative transactions, are possible in the years ahead. We are unable to predict whether any of these initiatives will succeed, which form they will take, or whether any additional changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations.

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

Our asset management subsidiaries, Fiduciary Asset Management LLC (FAMCO), Piper Jaffray Investment Management LLC, and Piper Jaffray Private Capital LLC, are registered as investment advisers with the SEC and subject to the regulation and oversight by the SEC. FAMCO is also authorized by the Irish Financial Services Regulatory Authority as an investment advisor in Ireland and cleared by the Luxembourg Commission de Surviellance du Secteur Financier as a manager to Luxembourg funds. Also, we signed a definitive agreement to purchase a registered investment advisor, Advisory Research Holdings, Inc. (ARI), and the transaction is expected to close in the first quarter of 2010, subject to customary regulatory approvals and clients consents.

Executive Officers

Information regarding our executive officers and their ages as of February 19, 2010, are as follows:

Name	Age	Position(s)

Andrew S. Duff	52	Chairman and Chief Executive Officer
Thomas P. Schnettler	53	President and Chief Operating Officer
James L. Chosy	46	General Counsel and Secretary
Frank E. Fairman	52	Head of Public Finance Services
R. Todd Firebaugh	47	Chief Administrative Officer
Alex P.M. Ko	51	Chief Executive Officer, Piper Jaffray Asia
Robert W. Peterson	42	Global Head of Equities
Jon W. Salveson	45	Global Head of Investment Banking
Debbra L. Schoneman	41	Chief Financial Officer
David I. Wilson	46	Chief Executive Officer, Piper Jaffray Ltd.
M. Brad Winges	42	Head of Fixed Income Services

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

Alex P.M. Ko is chief executive officer of Piper Jaffray Asia. Mr. Ko joined Piper Jaffray as chief executive officer in October 2007 as part of our acquisition of Goldbond Capital Holdings Ltd., a Hong Kong-based investment banking firm that he founded in 2003. He served as chairman and chief executive officer of Goldbond Capital Holdings Ltd. from its founding until its sale to Piper Jaffray.

Robert W. Peterson is the global head of our Equities business, a position he has held since January 1, 2010. From August 2006 until December 2009, he was head of our U.S. Equities business. Mr. Peterson joined Piper Jaffray in 1993 and served as head of our Private Client Services business from April 2005 to August 2006. Prior to that, he served as head of investment research from April 2003 through March 2005, as head of equity research from November 2000 until April 2003 and as co-head of equity research from May 2000 until November 2000. From 1993 until May 2000, he was a senior research analyst for Piper Jaffray.

Jon W. Salveson is the global head of our Investment Banking business, a position he has held since January 1, 2010. From May 2004 until December 2009, he was head of our U.S. Investment Banking business. Mr. Salveson joined our investment banking department in 1993, and has served as a managing director in that department since January 2000.

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

David I. Wilson is chief executive officer of Piper Jaffray Ltd., and has responsibility for our European institutional sales, trading and investment banking operations. Mr. Wilson has held his current position since 2005. Prior to that, he served as our head of European investment banking since he joined the firm in 2001.

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

Economic and market conditions have had, and will continue to have, a direct and material impact on our results of operations and financial condition because performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity. In the latter half of 2009, economic conditions in the U.S. and globally began to improve following the severe credit crisis of recent years, and our businesses benefited from these improved conditions. If this recovery is unsustainable in 2010 and beyond, our businesses and results of operations will be materially adversely affected. For example:

•	Our investment banking revenue, in the form of underwriting, placement and financial advisory fees from equity, acquisition and disposition, and public finance transactions, is directly related to the volume and value of the transactions as well as our role in these transactions. Unfavorable economic or market conditions, such as those experienced in 2008 and 2007, significantly reduce the volume and size of capital-raising transactions and advisory engagements for acquisitions and dispositions, thereby reducing the demand for our investment banking services and increasing price competition among financial services companies seeking such engagements. If the economic recovery is unsustainable, our investment banking revenue will be negatively impacted through a reduction in completed transactions, the backlog of transactions, the size of transactions, and our role in these transactions, resulting in reduced underwriting, placement and advisory fees.

•	Changes in interest rates and uncertainty regarding the future direction of interest rates, as experienced during the credit crisis, could materially adversely affect certain of our businesses, including our Fixed Income Services and Public Finance Services businesses. For example, rapid and/or extreme changes in interest rates could negatively impact our fixed income securities inventories as well as the effectiveness of our hedging strategies related to these inventories. Uncertainty regarding the future direction of interest rates negatively impacts this business by reducing the volume of transactions.

•	Another downturn in the financial markets would likely result in a decline in the volume and value of trading transactions and lead to a decline in the revenue we receive from commissions on the execution of trading transactions and, in respect of our market-making activities, a reduction in the value of our trading positions and commissions and spreads.

•	An unsustainable economic recovery would likely result in a renewed decline in the financial markets, reducing asset valuations and adversely impacting our asset management business. A reduction in asset values would negatively impact this business by reducing the value of assets under management, and as a result, the revenues associated with this business.

It is difficult to predict if the improving market conditions will continue and to what degree, and the extent to which the recovery will positively impact market and economic conditions. Our financial performance is heavily dependent upon these conditions. Further, our operating size and the cyclical nature of the economy and this industry leads to volatility in our financial results, including our operating margins, compensation ratios and revenue and expense levels. Our financial performance may be limited by the fixed nature of certain expenses, the impact from unanticipated losses or expenses during the year, and the inability to scale back costs in a timeframe to match decreases in revenue related changes in market and economic conditions. As a result, our financial results may vary significantly from quarter-to-quarter and year-to-year.

Developments in specific sectors of the economy have in the past adversely affected, and may in the future adversely affect, our business and profitability.

Our results for a particular period may be disproportionately impacted by declines in specific sectors of the economy due to our business mix and focus areas. For example:

•	Volatility or uncertainty in the business environment for clean technology and renewables, business services, consumer, financial institutions, health care, technology, industrial growth, media and telecommunications, and technology, including but not limited to challenging market conditions for these sectors that are disproportionately worse than those impacting the economy and markets generally or downturns in these sectors that are independent of general economic and market conditions, may adversely affect our business. Further, we may not participate or may participate to a lesser degree than other firms in sectors that experience significant activity, such as depository financial institutions, energy and mining, and industrials, and our operating results many not correlate with the results of other firms who participate in these sectors.

•	Our international revenue is principally derived from our activities in Europe and Asia, and the global recession has had a significant negative impact on economic and market conditions in these areas of the world, which reduced our revenue from these activities. An unsustainable or relatively slower recovery relative to our international operations would adversely affect our business and results of operations. Further, aside from any recovery these areas and markets may experience volatility, uncertainty or difficult economic or market conditions that differ from those in the U.S. or the other area and market, which may negatively impact our business accordingly.

•	Our Fixed Income Services business derives its revenue primarily from sales and trading activity in the municipal market and from corporate credits and structured products within the taxable market. For 2010, we anticipate a less favorable municipal trading environment, which could negatively impact our results of operations in this area. In addition, legislation has been introduced to the U.S. Senate that would significantly alter the financing alternatives available to municipalities through the elimination of tax-exempt bonds in favor of a more limited tax credit; if enacted, any such legislation could significantly disrupt the market for municipal securities and potentially materially adversely affect our revenue from municipal sale and trading activity. Also, our operating results for this business may not correlate with the results of other firms or the fixed income market generally because we do not participate in significant segments of the fixed income markets (e.g., credit default swaps, interest rate products and currencies and commodities). Lastly, volatility in interest rates during 2010, similar to the volatility experienced during the credit crisis, would negatively impact the sectors in which we participate and our results of operations for the year.

•	Our Public Finance Services business focuses on investment banking activity in the higher education, housing, state and local government, healthcare, and hospitality sectors, with an emphasis on transactions with a par value of $500 million or less. Our market focus includes low- or non-rated public finance investment banking transactions within these sectors, and we expect the low activity of 2009 to continue into 2010. Our public finance business may also be negatively impacted by budget pressures in the public arena, which would negatively impact our business in the state and local government sectors. Further, our public finance business could be materially adversely affected by the enactment of any legislation similar to that recently introduced in the U.S. Senate that would alter the financing alternatives available to municipalities through the elimination of tax-exempt bonds in favor of a more limited tax credit.

Our businesses, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, third parties who owe us money, securities or other assets.

The amount and duration of our credit exposures has been volatile over the past several years. This exposes us to the increased risk that third parties who owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Deterioration in the credit quality of third parties whose securities or obligations we hold, could result in losses and adversely affect our ability to rehypothecate or otherwise use those securities or obligations for liquidity purposes. A significant downgrade in the credit ratings of our counterparties could also have a negative impact on our results. Default rates, downgrades and disputes with counterparties as to the valuation of collateral tend to increase in times of market stress and illiquidity. Although we regularly review credit exposures to specific clients and counterparties and to specific industries that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. Also, concerns about, or a default by, one institution generally leads to losses, significant liquidity problems, or defaults by other institutions, which in turn adversely affects our business.

Particular activities or products within our business have exposed us to increasing credit risk, including inventory positions, interest rate swap contracts with customer credit exposure, merchant banking investments (including bridge-loan financings), counterparty risk with two major financial institutions related to customer interest rate swap contracts without customer credit exposure, investment banking and advisory fee receivables, customer margin accounts, and trading counterparty activities related to settlement and similar activities. With respect to interest rate swap contracts with customer exposure, we have credit exposure with six counterparties totaling $13.2 million at December 31, 2009 as part of our match-book derivative program. Although our year-over-year exposure has been significantly reduced, unfavorable changes in interest rates in 2010 could increase our exposure. For example, a decrease in interest rates would increase the amount that would be payable to us in the event of a termination of the contract, and result in a corresponding increase in the amount that we would owe to our hedging counterparty. If our counterparty is unable to make its payment to us, we would still be obligated to pay our hedging counterparty, resulting in credit losses. With respect to bridge loans, our credit exposure consisted of three financings totaling $14.8 million at December 31, 2009 and we have an additional $5 million unfunded commitment outstanding. Non-performance by our counterparties, clients and others, including with respect to our interest rate swap contracts with customer credit exposures and our bridge loan financings, could result in losses, potentially material, and thus have a significant adverse effect on our business and results of operations.

Concentration of risk increases the potential for significant losses.

Concentration of risk increases the potential for significant losses in our sales and trading, proprietary trading and underwriting businesses. We have committed capital to these businesses, and we may take substantial positions in particular types of securities and/or issuers. This concentration of risk may cause us to suffer losses even when economic and market conditions are generally favorable for our competitors. Further, disruptions in the credit markets can make it difficult to hedge exposures effectively and economically. We also experience concentration of risk in our role as remarketing agent and broker-dealer for certain types of securities, including in our role as remarketing agent for approximately $6.4 billion of variable rate demand notes. In an effort to facilitate liquidity, we may (but are not required to) increase our inventory positions in securities, exposing ourselves to greater concentration of risk and potential financial losses from the reduction in value of illiquid positions. Further, inventory positions that benefit from a liquidity provider, such as certain types of variable rate demand notes, may be adversely affected by an event that results in termination of the liquidity provider’s obligation, such as an insolvency or ratings downgrade of the monoline insurer.

In recent years, financial services firms have also moved toward larger and more frequent commitments of capital, which has increased the potential for significant losses in our sales and trading, derivatives and underwriting areas, where we have committed capital and taken substantial positions in particular types of securities and/or issuers. Our results of operations for a given period may be affected by the nature and scope of these activities, and such activities will subject us to market fluctuations and volatility that may adversely affect the value of our positions, which could result in significant losses and reduce our revenues and profits.

An inability to access capital readily or on terms favorable to us could impair our ability to fund operations and could jeopardize our financial condition.

Liquidity, or ready access to funds, is essential to our business. Several large financial institutions failed or merged with others during the credit crisis following significant declines in asset values in securities held by these institutions. To fund our business, we maintain a cash position and rely on bank financing as well as other funding sources such as the repurchase markets. The majority of our bank financing consists of uncommitted credit lines, which could become unavailable to us on relatively short notice. In 2009, we renewed a $250 million committed credit facility and initiated a $300 million commercial paper program. We also issued $120 million of unsecured variable rate senior notes at the end of 2009 to partially fund the acquisition of Advisory Research, and the unpaid principal amount of the notes is due December 31, 2010. Our access to our funding sources, particularly uncommitted funding sources, could be hindered by many factors, and many of these factors we cannot control, such as economic downturns, the disruption of financial markets, the further failure or consolidation of other financial institutions, negative news about the financial industry generally or us specifically. We could experience further disruptions with our credit facilities in the future, including the loss of liquidity sources and/or increased borrowing costs, if lenders or investors develop a negative perception of our short- or long-term financial prospects, which could result from further decreased business activity. Our liquidity also could be impacted by the activities resulting in concentration of risk, including proprietary activities from long-term investments and/or investments in specific markets or products without liquidity. Our access to funds may be impaired if regulatory authorities take significant action against us, or if we discover that one of our employees has engaged in serious unauthorized or illegal activity.

In the future, we may need to incur debt or issue equity in order to fund our working capital requirements, as well as to execute our growth initiatives that may include acquisitions and other investments. As noted above, we issued $120 million of unsecured variable rate senior notes due December 31, 2010 to help fund the acquisition of Advisory Research. Also, we currently do not have a credit rating, which could adversely affect our liquidity and competitive position by increasing our borrowing costs and limiting access to sources of liquidity that require a credit rating as a condition to providing funds.

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

Timely divestiture or transfer of our trading positions, including equity, fixed income and other securities positions, can be impaired by decreased trading volume, increased price volatility, rapid changes in interest rates, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions and changes in industry and government regulations. This is true for both customer transactions that we facilitate as agent as well as proprietary trading positions that we maintain. While we hold a security, we are vulnerable to price and value fluctuations and may experience financial losses to the extent the value of the security decreases and we are unable to timely divest, hedge or transfer our trading position in that security. The value may decline as a result of many factors, including issuer-specific, market or geopolitical events. Changing market conditions also are increasing the risks associated with trading positions. In certain circumstances, we may choose to facilitate liquidity for specific products and may voluntarily increase our inventory positions in order to do so, exposing ourselves to greater market risk and potential financial losses from the reduction in value of illiquid positions. For example, we voluntarily increased our inventory positions in auction rate securities during the credit crisis to facilitate liquidity, and these illiquid inventory positions have exposed us to increased risk of losses. Although we have significantly reduced our positions in auction rate securities since 2008, we continue to hold $18 million of this financial product as of December 31, 2009, the value of which could decline.

In addition, securities firms increasingly are committing to purchase large blocks of stock from issuers or significant shareholders, and block trades increasingly are being effected without an opportunity for us to pre-market the transaction, which increases the risk that we may be unable to resell the purchased securities at favorable prices. In addition, reliance on revenues from hedge funds and hedge fund advisors, which are less regulated than many investment company and advisor clients, may expose us to greater risk of financial loss from unsettled trades than is the case with other types of institutional investors. Concentration of risk may result in losses to us even when economic and market conditions are generally favorable for others in our industry.

The use of estimates and valuations in measuring fair value involve significant estimation and judgment by management.

We make various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring fair value of certain financial instruments, accounting for goodwill and intangible assets, establishing provisions for potential losses that may arise from litigation, regulatory proceedings and tax examinations, and valuing equity-based compensation awards. Estimates are based on available information and judgment. Therefore, actual results could differ from our estimates and that difference could have a material effect on our consolidated financial statements. An unsustainable economic recovery leading to a renewed deterioration in economic or market conditions could result in impairment charges, similar to those experienced in 2008, which could materially adversely affect our results of operations.

With respect to measuring the fair value of certain financial instruments, trading securities owned, trading securities owned and pledged as collateral, and trading securities sold but not yet purchased consist of financial instruments recorded at fair value, and unrealized gains and losses related to these financial instruments are reflected on our consolidated statements of operations. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Difficult market environments, such as those experienced in 2008, may cause transferable instruments to become substantially more illiquid and difficult to value, increasing the use of valuation models. We also expect valuation to be increasingly influenced by external market and other factors, including implementation of SEC and FASB guidance on fair value accounting, issuer specific credit deteriorations and deferral and default rates, rating agency actions, and the prices at which observable market transactions occur. Our future results of operations and financial condition may be adversely affected by the valuation adjustments that we apply to these financial instruments.

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

The completion of anticipated investment banking transactions in our pipeline is uncertain and beyond our control, and our investment banking revenue is typically earned upon the successful completion of a transaction. In most cases we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client’s or counterparty’s business. If parties fail to complete a transaction on which we are advising or an offering in which we are participating, we earn little or no revenue from the transaction and may have incurred significant expenses (for example, travel and legal expenses) associated with the transaction. Accordingly, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties, and the number of engagements we have at any given time (and any characterization or description of our deal pipelines) is subject to change and may not necessarily result in future revenues.

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

Our stock price may fluctuate as a result of several factors, including but not limited to, changes in our revenues and operating results.

We have experienced, and expect to experience in the future, fluctuations in the market price of our common stock due to factors that relate to the nature of our business, including but not limited to changes in our revenues and operating results. Our business, by its nature, does not produce steady and predictable earnings on a quarterly basis, which causes fluctuations in our stock price that may be significant. Other factors that have affected, and may further affect, our stock price include changes in or news related to economic or market events or conditions, changes in market conditions in the financial services industry, including developments in regulation affecting our business, failure to meet the expectations of market analysts, changes in recommendations or outlooks by market analysts, and aggressive short selling similar to that experienced in the financial industry in 2008.

Fluctuations in our stock price may also impact our ability to realize deferred tax benefits associated with share-based compensation to employees. For example, based on our share price as of December 31, 2009, we estimate that the value of approximately 500,000 restricted shares vesting in the first quarter of 2010 will be less than the grant date fair value, resulting in $3.9 million in income tax expense in the first quarter of 2010.

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

Further, recruiting and retention success often depends on the ability to deliver competitive compensation, and we may be at a disadvantage to some competitors given our size and financial resources. Our inability or unwillingness to meet compensation needs or demands may result in the loss of some of our professionals or the inability to recruit additional professionals at compensation levels that are within our target range for compensation and benefits expense. Our ability to retain and recruit also may be hindered if we limit our aggregate annual compensation and benefits expense as a percentage of annual net revenues.

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

We may use futures, options, swaps or other securities to hedge inventory. For example, our fixed income business provides swaps and other interest rate hedging products to public finance clients, which our company in turn hedges through a counterparty. There are risks inherent in our use of these products, including counterparty exposure and basis risk. Counterparty exposure refers to the risk that the amount of collateral in our possession on any given day may not be sufficient to fully cover the current value of the swaps if a counterparty were to suddenly default. Basis risk refers to risks associated with swaps where changes in the value of the swaps may not exactly mirror changes in the value of the cash flows they are hedging. It is possible that we may incur losses from our exposure to derivative and interest rate hedging products and the increased use of these products in the future. For example, the derivative instruments that we use to hedge the risks associated with interest rate swap contracts with public finance clients where we have retained the credit risk also were impacted by the recent volatility. If these interest rate swap contracts are terminated as a result of a client credit event, we may incur losses if we make a payment to our hedging counterparty without recovering any amounts from our client.

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

Generally, the requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us. These requirements are not designed to protect our shareholders. Consequently, broker-dealer regulations often serve to limit our activities, through net capital, customer protection and market conduct requirements and restrictions on the businesses in which we may operate or invest. We also must comply with asset management regulations, including customer disclosures to protect investors. Compliance with many of these regulations entails a number of risks, particularly in areas where applicable regulations may be newer or unclear. In addition, regulatory authorities in all jurisdictions in which we conduct business may intervene in our business and we and our employees could be fined or otherwise disciplined for violations or prohibited from engaging in some of our business activities.

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

In light of current conditions in the global economy and financial markets and in the aftermath of the credit crisis, governmental authorities, regulators and other market participants have increased their focus on the regulation of the financial services industry. Most recently, governments in the U.S. and abroad have intervened on an unprecedented scale, responding to the stresses experienced in the financial markets. These events have in turn led to the discussion, consideration and/or proposal of new legislation and regulation that will likely restructure and/or intensify regulation of the financial services industry in the United States and internationally, which could necessitate changes in the way we do business, increase our cost of doing business and/or change the competitive landscape, potentially substantially. Among many ideas being discussed, considered or proposed are separating commercial banking from investment banking, limiting proprietary trading and similar risk-taking activities, increasing capital and reserve requirements, enhancing standards of conduct applicable to market participants, and imposing new taxes, levies or fees on certain types of institutions or activities. Also, the credit crisis and accompanying failure of several prominent financial institutions caused regulatory agencies to increase their examination, enforcement and rule-making activity. Substantial legislative and/or regulatory initiatives, including a comprehensive overhaul of the existing regulatory system, are possible in the years ahead. We are unable to predict whether any of these proposals or initiatives will come to fruition, what form they will take, or whether any additional changes to statutes, regulations or requirements, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations.

Our business also subjects us to the complex income tax laws of the jurisdictions in which we have business operations, and these tax laws may be subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. We must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes. We are subject to contingent tax risk that could adversely affect our results of operations, to the extent that our interpretations of tax laws are disputed upon examination or audit, and are settled in amounts in excess of established reserves for such contingencies. Further, the financial services industry has been the subject to new tax rules and proposals in the past year that are designed to increase taxes on industry participants in the wake of the credit crisis. For example, the United Kingdom has imposed a significant tax on 2009 incentive compensation for certain industry participants, and this tax could be extended to future years to the detriment of our U.K. operations. In the United States, a proposal has been introduced that would tax industry participants who received federal assistance during the credit crisis in an effort to curtail compensation and recoup losses incurred by the federal government during the crisis.

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

We expect to grow in part through corporate development activities that may include acquisitions, joint ventures and minority stakes. For example, we announced a significant expansion of our existing asset management business in December 2009 with the acquisition of Advisory Research, a Chicago-based asset management firm. Previously, we expanded our business into Asia through the acquisition of Goldbond Capital Holdings Ltd., and into asset management through the acquisition of FAMCO. These corporate development activities, and our future corporate development activities, are accompanied by a number of risks. Costs or difficulties relating to a transaction, including integration of products, employees, technology systems, accounting systems and management controls, may be difficult to predict accurately and be greater than expected causing our estimates to differ from actual results. We may be unable to retain key personnel after the transaction, and the transaction may impair relationships with customers and business partners. Also, our share price could decline after we announce or complete a transaction if investors view the transaction as too costly or unlikely to improve our competitive position. Longer-term, these activities require increased investment in management personnel, financial and management systems and controls and facilities, which, in the absence of continued revenue growth, would cause our operating margins to decline. More generally, any difficulties that we experience could disrupt our ongoing business, increase our expenses and adversely affect our operating results and financial condition. We also may be unable to achieve anticipated benefits and synergies from the transaction as fully as expected or within the expected time frame. Divestitures or elimination of existing businesses or products could have similar effects.

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

We have grown our asset management business in recent years, including most recently with the pending acquisition of Advisory Research, announced in December 2009. As our revenues and pre-tax income from this business increase, the risks associated with the asset management business also increase. Assets under management are a significant driver of this business, as revenues are primarily derived from management fees tied to the asset under management. Our ability to maintain or increase assets under management is subject to a number of factors, including investors’ perception of our past performance, market or economic conditions, competition from other fund managers and our ability to negotiate terms with major investors.

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

To the extent our future investment performance is perceived to be poor in either relative or absolute terms, our asset management revenues will likely be reduced and our ability to raise new funds will likely be impaired. Even when market conditions are generally favorable, our investment performance may be adversely affected by our investment style and the particular investments that we make. Further, our asset management business with FAMCO depends in part upon a significant client, and the loss of this client would have an adverse affect on our asset management revenues.

In addition, as the size and number of investment funds, including exchange-traded funds, hedge funds and private equity funds increases, it is possible that it will become increasingly difficult for us to raise capital for new investment funds or price competition may mean that we are unable to maintain our current fee structures.

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

In recent years we have experienced significant pricing pressures on trading margins and commissions in equity and fixed income trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to increased price competition and decreased trading margins in certain instances. In the equity market, we have experienced increased pricing pressure from institutional clients to reduce commissions, and this pressure has been augmented by the increased use of electronic and direct market access trading, which has created additional competitive downward pressure on trading margins. The trend toward using alternative trading systems is continuing to grow, which may result in decreased commission and trading revenue, reduce our participation in the trading markets and our ability to access market information, and lead to the creation of new and stronger competitors. Institutional clients also have pressured financial services firms to alter “soft dollar” practices under which brokerage firms bundle the cost of trade execution with research products and services. Some institutions are entering into arrangements that separate (or “unbundle”) payments for research products or services from sales commissions. These arrangements have increased the competitive pressures on sales commissions and have affected the value our clients place on high-quality research. Additional pressure on sales and trading revenue may impair the profitability of our business. Moreover, our inability to reach agreement regarding the terms of unbundling arrangements with institutional clients who are actively seeking such arrangements could result in the loss of those clients, which would likely reduce our institutional commissions. We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including by reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins.

We may suffer losses if our reputation is harmed.

Our ability to attract and retain customers and employees may be diminished to the extent our reputation is damaged. If we fail, or are perceived to fail, to address various issues that may give rise to reputational risk, we could harm our business prospects. These issues include, but are not limited to, appropriately dealing with market dynamics, potential conflicts of interest, legal and regulatory requirements, ethical issues, customer privacy, record-keeping, sales and trading practices, and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products and services. Failure to appropriately address these issues could give rise to loss of existing or future business, financial loss, and legal or regulatory liability, including complaints, claims and enforcement proceedings against us, which could, in turn, subject us to fines, judgments and other penalties.

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

We typically transact thousands of securities trades on a daily basis across multiple markets. Our data and transaction processing, custody, financial, accounting and other technology and operating systems are essential to this task. A system malfunction or mistake made relating to the processing of transactions could result in financial loss, liability to clients, regulatory intervention, reputational damage and constraints on our ability to grow. We outsource a substantial portion of our critical data processing activities, including trade processing and back office data processing. For example, we have entered into contracts with Broadridge Financial Solutions, Inc. pursuant to which Broadridge handles our trade and back office processing, and Unisys Corporation, pursuant to which Unisys supports our data center and network management technology needs. We also contract with third parties for our market data services, which constantly broadcast news, quotes, analytics and other relevant information to our employees. We contract with other vendors to produce and mail our customer statements and to provide other services. In the event that any of these service providers fails to adequately perform such services or the relationship between that service provider and us is terminated, we may experience a significant disruption in our operations, including our ability to timely and accurately process transactions or maintain complete and accurate records of those transactions.

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

As of February 19, 2010, we conducted our operations through 31 principal offices in 17 states and in London, Hong Kong and Shanghai. All of our offices are leased. Our principal executive office is located at 800 Nicollet Mall, Suite 800, Minneapolis, Minnesota and, as of February 19, 2010, comprises approximately 320,000 square feet of leased space (of which approximately 99,460 square feet have been subleased to others and approximately 67,000 square feet will be contracted from the leased premises through an early reduction option). We have entered into a sublease arrangement with U.S. Bancorp, as lessor, for our offices at 800 Nicollet Mall, the term of which expires on May 29, 2014.

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

Municipal Derivatives Investigations and Litigation

The U.S. Department of Justice (“DOJ”), Antitrust Division, the SEC and various state attorneys general are conducting broad investigations of numerous firms, including Piper Jaffray, for possible antitrust and securities violations in connection with the bidding or sale of guaranteed investment contracts and derivatives to municipal issuers from the early 1990s to date. These investigations commenced in November 2006, and we have received and responded to various subpoenas and requests for information. In December 2007, the DOJ notified one of our employees, whose employment subsequently was terminated, that he is regarded as a target of the investigation. We have been cooperating and continue to cooperate with these governmental investigations. In addition, several class action complaints have been brought on behalf of a purported class of state, local and municipal government entities that purchased municipal derivatives directly from one of the defendants or through a broker, from January 1, 1992 to the present. The complaints, which have been consolidated in In re Municipal Derivatives Antitrust Litigation, MDL No. 1950 (Master Docket No. 08-2516), allege antitrust violations and civil fraud and are pending in the U.S. District Court for the Southern District of New York under the multi-district litigation rules. The complaints seek unspecified treble damages under the Sherman Act.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of 2009, we did not submit any matters to a vote of our shareholders.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange under the symbol “PJC.” The following table contains historical quarterly price information for the years ended December 31, 2009, 2008 and 2007. On February 19, 2010, the last reported sale price of our common stock was $44.78.

2009 Fiscal Year	High	Low

First Quarter	$38.19	$18.73
Second Quarter	44.74	25.54
Third Quarter	50.76	40.26
Fourth Quarter	57.45	43.35

2008 Fiscal Year	High	Low

First Quarter	$49.00	$32.71
Second Quarter	41.50	29.33
Third Quarter	43.50	25.94
Fourth Quarter	42.92	25.06

Shareholders

We had 19,089 shareholders of record and approximately 50,500 beneficial owners of our common stock as of February 19, 2010.

Dividends

We do not intend to pay cash dividends on our common stock for the foreseeable future. Our board of directors is free to change our dividend policy at any time. Restrictions on our broker dealer subsidiary’s ability to pay dividends are described in Note 24 to the consolidated financial statements.

A third-party trustee makes open market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended December 31, 2009.

				Total Number of Shares	Approximate Dollar Value of
	Total Number		Average	Purchased as Part of	Shares that May Yet be
	of Shares		Price Paid	Publicly Announced	Purchased Under the Plans or
Period	Purchased		per Share	Plans or Programs	Programs(1)

Month #1
(October 1, 2009 to October 31, 2009)	16,245	(2)	$46.48	15,898	$76 million
Month #2
(November 1, 2009 to November 30, 2009)	292,761	(3)	$45.72	292,523	$63 million
Month #3
(December 1, 2009 to December 31, 2009)	39,000		$44.89	39,000	$61 million

Total	348,006		$45.66	347,421	$61 million

(1)	On April 16, 2008, we announced that our board of directors had authorized the repurchase of up to $100 million of common stock through June 30, 2010.

(2)	Consists of 15,898 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price per share of $46.47, and 347 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $47.18.

(3)	Consists of 292,523 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price per share of $45.72, and 238 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $46.54.

Stock Performance Graph

The following graph compares the performance of an investment in our common stock from December 31, 2004 through December 31, 2009, with the S&P 500 Index and the S&P 500 Diversified Financials Index. The graph assumes $100 was invested on December 31, 2004, in each of our common stock, the S&P 500 Index and the S&P 500 Diversified Financials Index and that all dividends were reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

CUMULATIVE TOTAL RETURN FOR PIPER JAFFRAY COMMON STOCK, THE S&P 500 INDEX AND THE S&P DIVERSIFIED FINANCIALS INDEX

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009

Piper Jaffray Companies	100	84.25	135.87	96.60	82.92	105.55
S&P 500 Index	100	104.91	121.48	128.16	80.74	102.11
S&P 500 Diversified Financials Index	100	109.81	136.05	110.73	45.82	59.74

ITEM 6.	SELECTED FINANCIAL DATA.

The following table presents our selected consolidated financial data for the periods and dates indicated. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	For the Year Ended December 31,
	2009	2008		2007	2006	2005
(Dollars and shares in thousands, except per share data)

Revenues:
Investment banking	$207,701	$159,747		$302,428	$298,309	$251,750
Institutional brokerage	221,117	117,201		151,464	160,502	155,990
Interest	36,254	48,496		60,873	64,110	44,857
Asset management	14,681	16,969		6,446	222	227
Other income	2,731	2,639		6,856	14,208	978

Total revenues	482,484	345,052		528,067	537,351	453,802
Interest expense	13,694	18,655		23,689	32,303	32,494

Net revenues	468,790	326,397		504,378	505,048	421,308

Non-interest expenses:
Compensation and benefits	281,277	249,438		329,811	357,904	243,833
Restructuring-related expenses	3,572	17,865		—	—	8,595
Goodwill impairment	—	130,500		—	—	—
Other	127,389	152,201		144,138	113,796	132,849

Total non-interest expenses	412,238	550,004		473,949	471,700	385,277

Income/(loss) from continuing operations before
income tax expense/(benefit)	56,552	(223,607)		30,429	33,348	36,031
Income tax expense/(benefit)	26,183	(40,133)		5,790	10,210	10,863

Net income/(loss) from continuing operations	30,369	(183,474)		24,639	23,138	25,168

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	—	499		(2,696)	172,287	14,915

Net income/(loss)	$30,369	$(182,975)		$21,943	$195,425	$40,083

Net income applicable to common shareholders	$24,888	N/A		$19,827	$177,011	$37,534

Earnings per basic common share
Income/(loss) from continuing operations	$1.56	$(11.59)		$1.35	$1.16	$1.25
Income/(loss) from discontinued operations	—	0.03		(0.15)	8.67	0.74

Earnings per basic common share	$1.56	$(11.55)		$1.20	$9.83	$2.00
Earnings per diluted common share
Income/(loss) from continuing operations	$1.55	$(11.59)		$1.34	$1.16	$1.25
Income/(loss) from discontinued operations	—	0.03		(0.15)	8.63	0.74

Earnings per diluted common share	$1.55	$(11.55	)(1)	$1.20	$9.78	$1.99
Weighted average number of common shares
Basic	15,952	15,837		16,474	18,002	18,813
Diluted	16,007	15,837	(1)	16,578	18,091	18,817
Other data
Total assets	$1,703,330	$1,320,158		$1,759,986	$1,876,652	$2,354,191
Long-term debt	$—	$—		$—	$—	$180,000
Shareholders’ equity	$778,616	$747,979		$895,147	$904,856	$754,827
Total employees	1,039	1,038		1,082	1,082	2,834

(1)	Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding in periods a loss is incurred.

N/A — Not applicable as no allocation of income was made due to loss position.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following information should be read in conjunction with the accompanying audited consolidated financial statements and related notes and exhibits included elsewhere in this report. Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward looking statements include, among other things, statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under “Legal Proceedings” in Part I, Item 3 of this Form 10-K and in our subsequent reports filed with the SEC. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under “External Factors Impacting Our Business” as well as the factors identified under “Risk Factors” in Part I, Item 1A of this Form 10-K, as updated in our subsequent reports filed with the SEC. These reports are available at our Web site at www.piperjaffray.com and at the SEC Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

Executive Overview

Our business principally consists of providing investment banking, institutional brokerage, asset management and related financial services to corporations, private equity groups, public entities, non-profit entities and institutional investors in the United States, Europe and Asia. We generate revenues primarily through the receipt of advisory and financing fees earned on investment banking activities, commissions and sales credits earned on equity and fixed income institutional sales and trading activities, net interest earned on securities inventories, profits and losses from trading activities related to these securities inventories and asset management fees.

The securities business is a human capital business. Accordingly, compensation and benefits comprise the largest component of our expenses, and our performance is dependent upon our ability to attract, develop and retain highly skilled employees who are motivated and committed to providing the highest quality of service and guidance to our clients.

In 2007, we expanded our asset management and capital markets businesses through two acquisitions. On September 14, 2007, we acquired Fiduciary Asset Management, LLC (“FAMCO”), a St. Louis-based asset management firm. On October 2, 2007, we acquired Goldbond Capital Holdings Limited (“Goldbond”), a Hong Kong-based investment bank. The acquisitions resulted in incremental revenues and expenses in the first three quarters of 2008, when compared with the comparable periods in 2007.

As part of our growth strategy to expand our asset management business, on December 20, 2009 we entered into a definitive agreement to acquire Advisory Research Holdings, Inc. (“ARI”), a Chicago-based asset management firm with approximately $5.5 billion in assets under management. We expect the transaction to close in the first quarter of 2010, subject to customary regulatory approvals and client consents.

During 2009, we were able to capitalize on a favorable fixed income trading environment and improved equity markets. We achieved strong results across tax and tax exempt fixed income products. We enhanced our fixed income platform by expanding our capabilities in corporate credits, taxable municipals and mortgages, as well as our distribution capabilities. Equity capital market conditions continued to improve during 2009 resulting in increased revenues across all products. Additionally, the work done in 2008 and early 2009 to reduce our cost structure enabled us to meet our goal of keeping average quarterly non-compensation expenses below $33 million in 2009.

Results for the Year Ended December 31, 2009

For the year ended December 31, 2009, we recorded net income of $30.4 million, or $1.55 per diluted common share, compared with a net loss of $183.0 million, or $11.55 per diluted common share, for the prior year. The net loss for 2008 included several significant expense items: (1) a $127.1 million after-tax charge for impairment of goodwill related to our capital markets business; (2) $11.0 million of after-tax restructuring charges; and

(3) $4.9 million of after-tax expense for deal write-offs related to travel and legal expenses. Net revenues for the year ended December 31, 2009 were $468.8 million, up 43.6 percent from $326.4 million reported in 2008, driven by an improving economy and a strengthening capital markets environment. In 2009, we achieved significantly improved performance in fixed income institutional brokerage revenues and increased equity and fixed income financing revenues.

Market Data

The following table provides a summary of relevant market data over the past three years.

				2009	2008
Year Ended December 31,	2009	2008	2007	v 2008	v 2007

Dow Jones Industrials Average (a)	10,428	8,776	13,265	18.8%	(33.8)%
NASDAQ (a)	2,269	1,577	2,652	43.9	(40.5)
NYSE Average Daily Number of Shares Traded (millions of shares)	2,181	2,609	2,111	(16.4)	23.6
NASDAQ Average Daily Number of Shares Traded (millions of shares)	2,225	2,259	2,132	(1.5)	6.0
Mergers and Acquisitions (number of transactions in U.S.) (b)	8,180	9,653	11,510	(15.3)	(16.1)
Public Equity Offerings (number of transactions in U.S.) (c)(e)	776	401	808	93.5	(50.4)
Initial Public Offerings (number of transactions in U.S.) (c)	58	48	196	20.8	(75.5)
Managed Municipal Underwritings (number of transactions in U.S.) (d)	11,639	10,830	12,659	7.5	(14.4)
Managed Municipal Underwritings (value of transactions in billions in U.S.) (d)	$409.2	$389.6	$429.9	5.0	(9.4)
10-Year Treasuries Average Rate	3.26%	3.67%	4.63%	(11.2)	(20.7)
3-Month Treasuries Average Rate	0.15%	1.37%	4.35%	(89.1)	(68.5)

(a)	Data provided is at period end.

(b)	Source: Securities Data Corporation.

(c)	Source: Dealogic (offerings with reported market value greater than $20 million).

(d)	Source: Thomson Financial.

(e)	Number of transactions includes convertible offerings.

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

Factors that differentiate our business within the financial services industry also may affect our financial results. For example, our business focuses on a middle-market clientele in specific industry sectors. If the business environment for our focus sectors is impacted disproportionately as compared to the economy as a whole, or does not recover on pace with other sectors of the economy, our business and results of operations will be negatively impacted. In addition, our business could be affected differently than overall market trends. Given the variability of the capital markets and securities businesses, our earnings may fluctuate significantly from period to period, and results for any individual period should not be considered indicative of future results.

As a participant in the financial services industry, we are subject to complex and extensive regulation of our business. In light of recent conditions in the global financial markets and the global economy, legislators and regulators have increased their focus on the regulation of the financial services industry with a view to potential changes, including fundamental changes to the manner in which the industry is regulated and/or increased regulation in a number of areas. Changes in the regulatory environment in which we operate could have an adverse effect on our business.

Outlook for 2010

Global equity financing conditions improved throughout 2009 and we expect to see continued strengthening in 2010 if markets remain conducive to equity financing. We expect to see improving trends in middle market advisory activity during 2010, which should result in improved performance in this business. Our public finance business recorded strong performance in 2009 as we were able to penetrate new client relationships, expand into new geographies and increase market share. We believe the strong performance from our public finance business will continue in 2010; however, issuance activity in the non-investment grade portion of the public finance markets remains low and we expect only a modest recovery in this segment in 2010. Additionally, growth within our public finance business could be negatively impacted by budget pressures in the public sector. We believe the very favorable fixed income institutional brokerage results we experienced in 2009 will decline as the fixed income trading environment becomes less attractive in 2010. However, we expect the personnel investments we made in 2009 and plan to make in 2010 to partially offset this decline. We expect to significantly advance our asset management strategy with the acquisition of ARI, which is expected to close in the first quarter of 2010. The acquisition of ARI will add scale to our asset management strategy and provide a platform to support future organic growth in this business.

Results of Operations

Financial summary

The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

						As a Percentage of Net
						Revenues
	For the Year Ended					For the Year
	December 31,					Ended
				2009	2008	December 31,
	2009	2008	2007	v2008	v2007	2009	2008	2007
(Amounts in thousands)

Revenues:
Investment banking	$207,701	$159,747	$302,428	30.0%	(47.2)%	44.3%	48.9%	59.9%
Institutional brokerage	221,117	117,201	151,464	88.7	(22.6)	47.2	35.9	30.0
Interest	36,254	48,496	60,873	(25.2)	(20.3)	7.7	14.9	12.1
Asset management	14,681	16,969	6,446	(13.5)	163.2	3.1	5.2	1.3
Other income	2,731	2,639	6,856	3.5	(61.5)	0.6	0.8	1.4

Total revenues	482,484	345,052	528,067	39.8	(34.7)	102.9	105.7	104.7
Interest expense	13,694	18,655	23,689	(26.6)	(21.3)	2.9	5.7	4.7

Net revenues	468,790	326,397	504,378	43.6	(35.3)	100.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	281,277	249,438	329,811	12.8	(24.4)	60.0	76.4	65.4
Occupancy and equipment	29,705	33,034	32,482	(10.1)	1.7	6.3	10.1	6.4
Communications	22,682	25,098	24,772	(9.6)	1.3	4.8	7.7	4.9
Floor brokerage and clearance	11,948	12,787	14,701	(6.6)	(13.0)	2.5	3.9	2.9
Marketing and business development	18,969	25,249	26,619	(24.9)	(5.1)	4.1	7.8	5.3
Outside services	29,657	41,212	34,594	(28.0)	19.1	6.3	12.6	6.9
Restructuring-related expense	3,572	17,865	—	(80.0)	N/M	0.8	5.5	—
Goodwill impairment	—	130,500	—	(100.0)	N/M	—	40.0	—
Other operating expenses	14,428	14,821	10,970	(2.7)	35.1	3.1	4.5	2.2

Total non-interest expenses	412,238	550,004	473,949	(25.0)%	16.0%	87.9	168.5	94.0

Income/(loss) from continuing operations before income tax expense/(benefit)	56,552	(223,607)	30,429	N/M	N/M	12.1	(68.5)	6.0
Income tax expense/(benefit)	26,183	(40,133)	5,790	N/M	N/M	5.6	(12.3)	1.1

Net income/(loss) from continuing operations	30,369	(183,474)	24,639	N/M	N/M	6.5	(56.2)	4.9

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	—	499	(2,696)	N/M	N/M	—	0.1	(0.5)

Net income/(loss)	$30,369	$(182,975)	$21,943	N/M	N/M	6.5%	(56.1)%	4.4%

Net income applicable to common shareholders	$24,888	N/A	$19,827	N/M	N/M	5.3%	N/A	3.9%

N/M — Not Meaningful

N/A — Not applicable as no allocation of income was made due to loss position

For the year ended December 31, 2009, we recorded net income of $30.4 million. Net revenues from continuing operations in 2009 were $468.8 million, a 43.6 percent increase compared to $326.4 million in 2008. In 2009, investment banking revenues increased 30.0 percent to $207.7 million compared with revenues of

$159.7 million in 2008. Equity financing revenues contributed to the majority of the increase as all products, particularly registered direct offerings, reported improved performance compared to 2008. Institutional brokerage revenues increased 88.7 percent to $221.1 million in 2009, from $117.2 million in 2008 driven by significantly higher fixed income sales and trading revenues. In 2008, we recorded large losses on our tender option bond (“TOB”) program and high yield and structured products. In 2009, net interest income decreased 24.4 percent to $22.6 million, compared with $29.8 million in 2008. The decrease was primarily the result of a decline in net interest income earned on net inventory balances as we significantly reduced our balance sheet exposure in late 2008 and early 2009, and increased financing costs in 2009 related to our funding sources. In 2009, asset management fees were $14.7 million, compared with $17.0 million in 2008, due to lower assets under management resulting from reduced asset valuations. In 2009, other income was $2.7 million, essentially flat compared to 2008. Non-interest expenses decreased to $412.2 million in 2009, from $550.0 million in 2008. In 2008, we incurred a $130.5 million pre-tax charge for impairment of goodwill related to our capital markets business and $17.9 million of restructuring-related charges.

For the year ended December 31, 2008, we recorded a net loss, including continuing and discontinued operations, of $183.0 million. Net revenues from continuing operations were $326.4 million, a 35.3 percent decline compared to $504.4 million in 2007. In 2008, investment banking revenues decreased 47.2 percent to $159.7 million compared with revenues of $302.4 million in 2007. The financial turmoil in 2008 resulted in reduced revenues in all areas of investment banking. Equity financing revenues contributed to the majority of the decline as the equity capital markets were essentially on hold in the second half of 2008. Institutional brokerage revenues declined 22.6 percent to $117.2 million in 2008, from $151.5 million in 2007. Equity sales and trading revenues increased compared to 2007, but were more than offset by a decline in fixed income sales and trading revenues, primarily due to losses on our TOB program and high yield and structured products. In 2008, net interest income decreased 19.7 percent to $29.8 million, compared with $37.2 million in 2007. The decrease was primarily driven by increased borrowing levels in 2008. In 2008, asset management fees were $17.0 million, almost all of which was generated by FAMCO, which we acquired in September 2007. In 2008, other income decreased to $2.6 million, compared with $6.9 million in 2007, primarily due to losses recorded on our principal investments. Non-interest expenses increased to $550.0 million in 2008, from $473.9 million in 2007. This increase resulted from a $130.5 million pre-tax charge for impairment of goodwill related to our capital markets business, $17.9 million of restructuring-related charges and $8.0 million in incremental expenses associated with FAMCO and Goldbond, which we acquired in September and October 2007, respectively. This increase was offset in part by a decline in compensation and benefits expenses.

Consolidated Non-Interest Expenses

Compensation and Benefits — Compensation and benefits expenses, which are the largest component of our expenses, include salaries, incentive compensation, benefits, stock-based compensation, employment taxes and other employee costs. A portion of compensation expense is comprised of variable incentive arrangements, including discretionary incentive compensation, the amount of which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits. Other compensation costs, primarily base salaries and benefits, are more fixed in nature. The timing of incentive compensation payments, which generally occur in February, have a greater impact on our cash position and liquidity, than is reflected in our statements of operations.

In 2009, compensation and benefits expenses increased 12.8 percent to $281.3 million from $249.4 million in 2008. This increase was due to higher variable compensation costs resulting from increased net revenues and profitability offset in part by cost savings associated with restructuring-related activities that occurred in late 2008 and early 2009. Compensation and benefits expenses as a percentage of net revenues were 60.0 percent for 2009, compared with 76.4 percent for 2008. At the end of 2008, a significant portion of our guaranteed incentive compensation matured, resulting in a compensation structure that was more variable and better aligned with profitability and revenues in 2009.

Compensation and benefits expenses decreased 24.4 percent to $249.4 million in 2008, from $329.8 million in 2007. This decrease was due to lower variable compensation costs resulting from reduced net revenues and profitability partially offset by guarantees of fixed incentive compensation. Compensation and benefits expenses as a percentage of net revenues were 76.4 percent for 2008, compared with 65.4 percent for 2007.

Occupancy and Equipment — Occupancy and equipment expenses were $29.7 million in 2009, compared with $33.0 million in 2008. The decrease was attributable to prior investments in technology and equipment becoming fully depreciated and a decrease in base rent as a result of cost saving initiatives in 2008.

In 2008, occupancy and equipment expenses were $33.0 million, compared with $32.5 million in 2007. The increase was primarily attributable to additional occupancy expenses from our acquisitions of FAMCO and Goldbond in late 2007, offset in part by a decline in base rent as we consolidated existing locations.

Communications — Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. In 2009, communication expenses were $22.7 million, compared with $25.1 million in 2008. The decrease was attributable to reduced data communication expenses as a result of cost saving initiatives in 2008 and early 2009.

In 2008, communication expenses were $25.1 million, essentially flat compared with 2007.

Floor Brokerage and Clearance — Floor brokerage and clearance expenses in 2009 decreased 6.6 percent to $11.9 million, compared with 2008, due to lower regulatory assessment fees and expenses associated with accessing electronic communications networks.

In 2008, floor brokerage and clearance expenses decreased 13.0 percent to $12.8 million, compared with 2007, due to lower expenses associated with accessing electronic communications networks.

Marketing and Business Development — Marketing and business development expenses include travel and entertainment and promotional and advertising costs. In 2009, marketing and business development expenses decreased 24.9 percent to $19.0 million, compared with $25.2 million in the prior year. This decrease was due to cost saving actions taken in late 2008, as well as a decline in employee travel expenses. Additionally, in 2008 we incurred higher travel expenses associated with write-offs related to equity financings that were never completed.

In 2008, marketing and business development expenses decreased 5.1 percent to $25.2 million, compared with $26.6 million in the prior year. This decrease was the result of a decline in travel costs resulting from significantly lower deal activity in 2008.

Outside Services — Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees and other professional fees. In 2009, outside services expenses decreased to $29.7 million, compared with $41.2 million in 2008, primarily due to reductions in legal fees and consulting costs. Also, in 2009 we changed vendors for certain outsourced technology functions, which lowered expenses associated with those functions. Offsetting a portion of this decrease was $1.4 million of legal and professional fees associated with the announced acquisition of ARI.

Outside services expenses increased to $41.2 million in 2008, compared with $34.6 million in 2007. This increase was primarily due to the write-off of legal expenses for equity financings that were not completed because of the deterioration in the capital markets, incremental costs related to the 2007 acquisitions of FAMCO and Goldbond, and fees incurred to secure the revolving credit facility that we entered into in the first quarter of 2008. Partially offsetting these increases was a decline in professional fees incurred in connection with the implementation of a new back office system.

Restructuring-Related Expense — In 2009, we recorded a pre-tax restructuring charge of $3.6 million, primarily consisting of employee severance costs and charges related to leased office space.

During 2008, we implemented certain expense reduction measures as a means to better align our cost infrastructure with our revenues. This resulted in a pre-tax restructuring charge of $17.9 million in 2008, consisting of $12.5 million in severance costs resulting from a reduction of approximately 230 employees, $5.0 million related to leased office space and $0.4 million of other restructuring-related expenses.

Goodwill Impairment — During the fourth quarter of 2008, we completed our annual goodwill impairment testing, which resulted in a non-cash goodwill impairment charge of $130.5 million to our capital markets reporting unit. The charge primarily related to the goodwill resulting from our 1998 acquisition by U.S. Bancorp, which was retained by us when we spun off as a separate public company on December 31, 2003.

Other Operating Expenses — Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program, amortization of intangible assets and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. In 2009, other operating expenses were $14.4 million, essentially the same as 2008.

In 2008, other operating expenses increased to $14.8 million, compared with $11.0 million in 2007. This increase was primarily due to incremental costs associated with FAMCO and Goldbond, which we acquired in late 2007, as well as increased litigation-related expenses.

Income Taxes — In 2009, our provision for income taxes from continuing operations was $26.2 million, an effective tax rate of 46.3 percent, compared with a benefit of $40.1 million, an effective tax rate of 18.0 percent, for 2008, and compared with $5.8 million, an effective tax rate of 19.0 percent, for 2007. The increased effective tax rate in 2009 was primarily driven by a valuation reserve for net operating losses in the U.K. tax jurisdiction and one-time tax expense items. The decreased effective tax rate in 2008 was primarily attributable to the non-taxable portion of the goodwill impairment charge related to our capital markets business.

Net Revenues from Continuing Operations (Detail)

	For the Year Ended			Percent Inc/(Dec)
	December 31,			2009	2008
	2009	2008	2007	v2008	v2007
(Dollars in thousands)

Net revenues:
Investment banking
Financing
Equities	$81,668	$40,845	$141,981	99.9%	(71.2)%
Debt	79,104	63,125	80,045	25.3	(21.1)
Advisory services	49,518	68,523	89,449	(27.7)	(23.4)

Total investment banking	210,290	172,493	311,475	21.9	(44.6)

Institutional brokerage
Equities	120,488	129,867	119,688	(7.2)	8.5
Fixed income	117,176	6,295	61,122	N/M	(89.7)

Total institutional brokerage	237,664	136,162	180,810	74.5	(24.7)

Asset management	14,681	16,969	6,446	(13.5)	163.2
Other income	6,155	773	5,647	N/M	(86.3)

Total net revenues	$468,790	$326,397	$504,378	43.6%	(35.3)%

N/M — Not meaningful

Investment banking revenues comprise all the revenues generated through financing and advisory services activities including derivative activities that relate to debt financing. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.

Investment banking revenues increased 21.9 percent to $210.3 million in 2009, compared with $172.5 million in 2008 driven by significant increases in equity financing revenues in all products. In 2009, equity financing revenues increased to $81.7 million compared with $40.8 million in 2008 as the equity capital markets were essentially on hold the second half of 2008. During 2009, we completed 106 equity financings, raising $20.7 billion in capital, compared with 42 equity financings in 2008, raising $6.5 billion in capital (excluding the $19.7 billion of capital raised from the VISA initial public offering, on which we were a co-lead manager). We were the bookrunner on 31 of these transactions in 2009 compared with 11 in 2008. Debt financing revenues in 2009 increased 25.3 percent to $79.1 million due to an increase in public finance revenues. During 2009, we completed 526 public finance issues with a total par value of $10.7 billion, compared with 347 public finance issues with a total par value of $7.3 billion during 2008. In 2009, advisory services revenues decreased 27.7 percent to $49.5 million due to a decline in merger and acquisition activity. During 2009, we completed 31 transactions with an aggregate enterprise value of $3.7 billion, compared with 51 transactions with an aggregate enterprise value of $11.6 billion in 2008.

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

In 2009, institutional brokerage revenues increased 74.5 percent to $237.7 million, compared with $136.2 million in 2008, driven by significantly improved fixed income institutional sales and trading revenues. Equity institutional brokerage revenues decreased 7.2 percent to $120.5 million in 2009, compared with the prior year. Revenues associated with the U.S. high-touch equities business were lower due to a decline in commissions per share earned and lower volumes. Fixed income institutional brokerage revenues increased significantly to $117.2 million in 2009, compared with $6.3 million in 2008, as all fixed income products produced strong revenues. Client flow business was solid across both taxable and tax exempt fixed income products. Additionally, our fixed income institutional brokerage results in 2009 benefited from favorable market conditions resulting in increased trading profits including increased profits from our municipal strategic trading activities. We believe the favorable market conditions we experienced in 2009 will moderate in 2010, resulting in a decline in our fixed income institutional brokerage results. However, we expect the personnel investments we made in 2009 and plan to make in 2010 to partially offset this decline. In 2008, we recorded losses in high yield and structured products from lower commissions and trading losses, and losses in our discontinued TOB program. Market conditions for high yield corporate bonds and structured products were especially difficult in 2008.

In 2009, asset management fees decreased to $14.7 million compared with $17.0 million in 2008, due to lower assets under management as a result of reduced asset valuations. Asset management fees also include management fees from our affiliated non-consolidated private equity funds.

Other income/loss includes gains and losses from our investments in private equity and venture capital funds, other firm investments and income associated with the forfeiture of stock-based compensation. In 2009, other income totaled $6.2 million, compared with $0.8 million in 2008. In 2009, we recorded higher income associated with the valuation of our principal investments.

Industry-wide market conditions eroded during 2008, significantly reducing activity in equity financings, mergers and acquisitions and public finance. Given these challenging market conditions, investment banking revenues decreased to $172.5 million in 2008, compared with $311.5 million in 2007. In 2008, equity underwriting revenues decreased 71.2 percent to $40.8 million due to a decrease in the number of completed transactions. During 2008, we completed 42 equity financings, raising $6.5 billion in capital (excluding the $19.7 billion of capital raised from the VISA initial public offering, on which we were a co-lead manager) compared with 117 equity financings, raising $17.5 billion in capital, during 2007. We were the bookrunner on 11 of these transactions in 2008 compared with 28 in 2007. Debt financing revenues in 2008 decreased 21.1 percent to $63.1 million due to a decline in public finance revenues. During 2008, we completed 347 public finance issues with a total par value of $7.3 billion compared with 420 public finance issues with a total par value of $6.8 billion, during 2007. In 2008, advisory services revenues decreased 23.4 percent to $68.5 million due to a decline in revenues from mergers and acquisition activity, including a decrease in aggregate transaction enterprise values from $15.7 billion in 2007 to $11.6 billion in 2008.

In 2008, institutional brokerage revenues decreased 24.7 percent to $136.2 million, compared with $180.8 million in 2007. Equity institutional brokerage revenues increased 8.5 percent to $129.9 million in 2008, compared with the prior year as increased volumes and volatility benefited equity institutional brokerage revenues during 2008. Fixed income institutional brokerage revenues decreased 89.7 percent to $6.3 million in 2008, compared with $61.1 million in 2007 due to severe market conditions throughout 2008. Municipal sales and trading, municipal strategic trading, and taxable sales and trading revenues were strong and in aggregate doubled from the previous year. However, these gains were more than offset by losses within high yield and structured products and the TOB program.

In 2008, asset management fees increased to $17.0 million compared with $6.4 million in 2007 due primarily to a full year of activity in 2008 by FAMCO, which we acquired in September 2007. Asset management fees also include management fees from affiliated non-consolidated private equity funds.

In 2008, other income totaled $0.8 million, compared with $5.6 million in 2007. This decrease related primarily to losses associated with our investments in private equity, venture funds and other firm investments.

Discontinued Operations

Discontinued operations include the operating results of our PCS business and related restructuring costs. Our PCS retail brokerage business provided financial advice and a wide range of financial products and services to individual investors through a network of approximately 90 branch offices. The sale of the PCS branch network to UBS closed on August 11, 2006.

We recorded $0.5 million in net income in 2008 from discontinued operations and a net loss of $2.7 million in 2007. We may incur discontinued operations expense or income in future periods related to changes in litigation reserve estimates for retained PCS litigation matters and for changes in estimates to occupancy and severance restructuring charges if the facts that support our estimates change. See Note 4 and Note 18 to our consolidated financial statements for further discussion of our discontinued operations and restructuring activities.

Recent Accounting Pronouncements

Recent accounting pronouncements are set forth in Note 3 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, and are incorporated herein by reference.

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

For a full description of our significant accounting policies, see Note 2 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K. We believe that of our significant accounting policies, the following are our critical accounting policies.

Valuation of Financial Instruments

Financial instruments and other inventory positions owned, financial instruments and other inventory positions sold, but not yet purchased, securitized municipal tender option bonds and certain firm investments on our consolidated statements of financial condition consist of financial instruments recorded at fair value. Unrealized gains and losses related to these financial instruments are reflected on our consolidated statements of operations.

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

A substantial percentage of the fair value of our financial instruments and other inventory positions owned, and financial instruments and other inventory positions sold, but not yet purchased, are based on observable market prices, observable market parameters, or derived from broker or dealer prices. The availability of observable market prices and pricing parameters can vary from product to product. Where available, observable market prices and pricing or market parameters in a product may be used to derive a price without requiring significant judgment. In certain markets, observable market prices or market parameters are not available for all products, and fair value is determined using techniques appropriate for each particular product. These techniques may involve some degree of judgment. Results from valuation models and other valuation techniques in one period may not be indicative of the future period fair value measurement.

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

FASB Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to inputs with little or no pricing observability (Level III measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Instruments that trade infrequently and therefore have little or no price transparency are classified within Level III based on the results of our price verification process. The Company’s Level III assets were $44.3 million and $46.6 million as of December 31, 2009 and 2008, respectively, and represented approximately 5.4 percent and 7.6 percent of financial instruments measured at fair value. At December 31, 2009, this balance primarily consisted of asset-backed securities, principally collateralized by aircraft and residential mortgages, that have experienced low volumes of executed transactions, such that unobservable inputs had to be utilized for the fair value measurements and auction-rate securities related to lower credit issuers for which the market has remained illiquid. Asset-backed securities collateralized with residential mortgages are valued using cash flow models that utilize unobservable inputs that include credit default rates. Asset-backed securities collateralized with airplane leases are valued using cash flow models that utilize unobservable inputs including utilization rates, trust costs, aircraft residual values and assumptions on timing of costs. Auction-rate securities are valued based upon our expectations of issuer refunding plans and using internal models. We could experience reductions in the value of these inventory positions, which would have a negative impact on our business and results of operations.

During 2009, we recorded net purchases of $2.8 million of Level III assets, primarily consisting of $5.4 million of net purchases of asset-backed securities offset in part with $2.8 million in net sales of corporate bonds. We had net transfers of $12.2 million of assets from Level III to Level II in 2009 and $0.6 million of net transfers of assets from Level II to Level III. Transfers of assets from Level III to Level II were primarily related to convertible securities transaction activity as liquidity increased and external prices became more observable and asset-backed securities where pricing information and recently executed transactions provided transparency for purposes of fair value. In 2009, net gains (realized and unrealized) on Level III assets of $6.6 million were attributed to increased fair values of certain asset-backed securities and certain principal investments.

During 2009, we recorded net purchases of $10.4 million of Level III liabilities related to fixed income and asset-backed securities made to facilitate customer activity. We had $0.3 million of liabilities transfer from Level III to Level II, related to asset-backed securities. Our valuation adjustments (realized and unrealized) decreased Level III liabilities by $0.6 million.

Financial instruments carried at contract amounts have short-term maturities (one year or less), are repriced frequently or bear market interest rates and, accordingly, the carrying amount of those contracts approximate fair value. Financial instruments carried at contract amounts on our consolidated statements of financial condition include receivables from and payables to brokers, dealers and clearing organizations, securities purchased under agreements to resell, securities sold under agreements to repurchase, receivables from and payables to customers and short-term financing.

Goodwill and Intangible Assets

We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities acquired requires certain management estimates. At December 31, 2009, we had goodwill of $164.6 million. Of this goodwill balance, $105.5 million is a result of the 1998 acquisition by U.S. Bancorp of our predecessor, Piper Jaffray Companies Inc., and its subsidiaries.

Under FASB Accounting Standards Codification Topic 350, “Intangibles — Goodwill and Other,” we are required to perform impairment tests of our goodwill and indefinite-lived intangible assets annually and on an interim basis when certain events or circumstances exist that could indicate possible impairment. We have elected to test for goodwill impairment in the fourth quarter of each calendar year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of our two principal reporting units (capital markets and asset management) based on the following factors: our market capitalization, a discounted cash flow model using revenue and profit forecasts, public market comparables and multiples of recent mergers and acquisitions of similar businesses. Valuation multiples may be based on revenues, price-to-earnings and tangible capital ratios of comparable public companies and business segments. These multiples may be adjusted to consider competitive differences including size, operating leverage and other factors. The estimated fair values of our reporting units are compared with their carrying values, which includes the allocated goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value.

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

We completed our annual goodwill impairment testing as of November 30, 2009, and no impairment was identified. In addition, we tested the definite-lived intangible assets acquired as part of the FAMCO acquisition and concluded there was no impairment.

In 2008, our annual goodwill impairment testing resulted in a non-cash goodwill impairment charge of $130.5 million. The charge related to our capital markets reporting unit and primarily pertained to goodwill created from the 1998 acquisition of our predecessor, Piper Jaffray Companies Inc., and its subsidiaries by U.S. Bancorp, which was retained by us when we spun-off from U.S. Bancorp on December 31, 2003. The impairment charge resulted from deteriorating economic and market conditions in 2008, which led to reduced valuations in the factors used in the annual impairment test discussed above.

Stock-Based Compensation

As part of our compensation to employees and directors, we use stock-based compensation, consisting of restricted stock and stock options. The Company accounts for equity awards in accordance with FASB Accounting Standards Codification Topic 718, “Compensation — Stock Compensation,” (“ASC 718”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations at grant date fair value over the service period of the award, net of estimated forfeitures.

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

Performance-based restricted stock awards granted are amortized on a straight-line basis over the period we expect the performance target to be met. The performance condition must be met for the awards to vest and total compensation cost will be recognized only if the performance condition is satisfied. The probability that the performance conditions will be achieved and that the awards will vest is reevaluated each reporting period with changes in actual or estimated compensation expense accounted for using a cumulative effect adjustment.

Stock-based compensation granted to our non-employee directors is in the form of unrestricted common shares of Piper Jaffray Companies stock. Stock-based compensation paid to directors is immediately expensed and is included in our results of operations as outside services expense as of the date of grant.

We granted stock options in fiscal years 2004 through 2008. In determining the estimated fair value of stock options, we used the Black-Scholes option-pricing model. This model requires management to exercise judgment with respect to certain assumptions, including the expected dividend yield, the expected volatility, and the expected life of the options. The expected dividend yield assumption was derived from the assumed dividend payout over the expected life of the option. The expected volatility assumption for the 2007 and 2008 option grants was derived from a combination of our historical data and industry comparisons, as we had limited information on which to base our volatility estimates because we have only been a public company since the beginning of 2004. The expected volatility assumption for grants prior to December 31, 2006 were based solely on industry comparisons. The expected life of options assumption was derived from the average of the following two factors: industry comparisons and the guidance provided by the SEC in Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 allows the use of an “acceptable” methodology under which we can take the midpoint of the vesting date and the full contractual term. We believe our approach for calculating an expected life to be an appropriate method in light of the limited historical data regarding employee exercise behavior or employee post-termination behavior. Additional information regarding assumptions used in the Black-Scholes pricing model can be found in Note 22 to our consolidated financial statements.

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

Given the uncertainties regarding timing, size, volume and outcome of pending and potential legal proceedings and other factors, the amounts of reserves are difficult to determine and of necessity subject to future revision. Subject to the foregoing, we believe, based on our current knowledge, after appropriate consultation with outside legal counsel and after taking into account our established reserves, that pending litigation, arbitration and regulatory proceedings will be resolved with no material adverse effect on our financial condition. However, if, during any period, a potential adverse contingency should become probable or resolved for an amount in excess of the established reserves, the results of operations in that period could be materially adversely affected.

Income Taxes

We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally, amortization of share-based compensation. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. We believe that our future taxable profits will be sufficient to recognize our U.S. deferred tax assets. If however, our projections of future taxable profits do not materialize, we may conclude that a valuation allowance is needed. We have recorded a deferred tax asset valuation allowance of $5.0 million related to foreign subsidiary net operating loss carry forwards.

We record deferred tax benefits for future tax deductions expected upon the vesting of share-based compensation. If deductions reported on our tax return for share-based compensation (i.e., the value of the share-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with ASC 718), we record the excess tax benefit as additional paid-in capital. Conversely, if deductions reported on our tax return for share-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, we offset the deficiency first to any previously recognized excess tax benefits recorded as additional paid-in capital and any remaining deficiency is recorded as income tax expense. As of December 31, 2009, we do not have any available excess tax benefits within additional paid-in capital. Approximately 500,000 shares of restricted stock vested in the first quarter of 2010 at values less than the grant date fair value resulting in $5.2 million of income tax expense in the first quarter of 2010.

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

The majority of our tangible assets consist of assets readily convertible into cash. Financial instruments and other inventory positions owned are stated at fair value and are generally readily marketable in most market conditions. Receivables and payables with customers and brokers and dealers usually settle within a few days. As part of our liquidity strategy, we emphasize diversification of funding sources to the extent possible and maximize our lower-cost financing alternatives. Our assets are financed by our cash flows from operations, equity capital, and other short-term funding arrangements. The fluctuations in cash flows from financing activities are directly related to daily operating activities from our various businesses.

Certain market conditions can impact the liquidity of our inventory positions, requiring us to hold larger inventory positions for longer than expected or requiring us to take other actions that may adversely impact our results.

A significant component of our employees’ compensation is paid in annual discretionary incentive compensation. The timing of these incentive compensation payments, which generally are made in February, has a significant impact on our cash position and liquidity when paid.

We currently do not pay cash dividends on our common stock and do not plan to in the foreseeable future.

On April 16, 2008, we announced that our board of directors had authorized the repurchase of up to $100 million in shares of our common stock, which expires on June 30, 2010. In 2009, we repurchased $23.9 million, or 522,694 shares, of our common stock. As a result of this repurchase and prior repurchases, $61.1 million of our authorization remains as of December 31, 2009.

Cash Flows

Cash and cash equivalents decreased $5.9 million to $43.9 million at December 31, 2009 from 2008. Operating activities used $116.6 million of cash due primarily to an increase in operating assets, particularly our net financial instruments and other inventory positions owned. In 2008, we significantly decreased our inventory positions owned to reduce our market exposure. In late 2009, as the market environment improved, we began to bring our inventory to more normalized levels. Investing activities used $3.7 million of cash for the purchase of fixed assets. Cash of $113.9 million was provided through financing activities due in part to the issuance of variable rate senior notes in the amount of $120.0 million and commercial paper in the amount of $22.1 million during 2009. The additional cash provided by the issuance of variable rate senior notes and commercial paper reduced the need to enter into repurchase agreements at December 31, 2009, resulting in a $82.9 million decrease in cash inflows related to repurchase agreements. Additionally, $28.5 million was utilized to repurchase common stock.

In the first quarter of 2010, we expect a decrease in our overall cash position and an increase in short-term financing related to the closing of the ARI acquisition.

Cash and cash equivalents decreased $100.5 million to $49.8 million at December 31, 2008 from 2007. Operating activities provided cash of $62.1 million due to cash received from a reduction in net financial instruments and other inventory positions owned as we reduced our inventory positions during 2008 to reduce our market exposure. Partially offsetting this fluctuation was our net operating loss. Investing activities used $8.7 million of cash for the payment to the former owners of FAMCO in accordance with performance conditions set forth in the purchase agreement and the purchase of fixed assets. Cash of $153.5 million was used in financing activities due in part to a $139.5 million decrease in secured financing activities and $23.8 million utilized to repurchase common stock.

Cash and cash equivalents increased $110.4 million to $150.3 million at December 31, 2007 from 2006. We increased our cash position at the end of 2007 to facilitate liquidity in the event of any credit tightness in the markets at or near year-end. Operating activities provided cash of $135.4 million due to cash received from earnings and a reduction in operating assets. Investing activities used $95.6 million of cash for the acquisitions of FAMCO and Goldbond during 2007 and the purchase of fixed assets. Cash of $70.8 million was provided through financing activities due to a $153.9 million increase in secured financing activities offset in part by $87.5 million utilized to repurchase common stock.

Funding Sources

Short-Term Financing

Short-term financing is obtained primarily through the use of repurchase agreements, securities lending arrangements, commercial paper issuance and bank lines of credit and are typically collateralized by the firm’s securities inventory. In addition, we have established arrangements to obtain financing by another broker dealer at the end of each business day related specifically to our convertible inventory. Short-term financing is generally obtained at rates based upon the federal funds rate and/or the London Interbank Offer Rate. We have available both committed and uncommitted short-term financing with a diverse group of banks.

Uncommitted Lines — We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $275 million with three banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have a $100 million uncommitted unsecured facility with one of these banks. These uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. These lines are subject to approval by the respective bank each time an advance is requested and advances may be denied. We manage our relationships with the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business. At December 31, 2009, we had $68 million outstanding against these lines of credit.

Committed Lines — Our committed line is a $250 million revolving secured credit facility. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires our U.S. broker dealer subsidiary to maintain a minimum net capital of $150 million, and the unpaid principal amount of all advances under the facility will be due on September 30, 2010. At December 31, 2009, we had no advances against our committed line of credit.

Commercial Paper Program — On December 29, 2009, we initiated a secured commercial paper program to fund a portion of our securities inventories. The maximum amount that may be issued under the program is $300 million, of which $22.1 million is outstanding at December 31, 2009. The commercial paper notes are secured by our securities inventory with maturities on the commercial paper ranging from 30 days to 270 days from date of issuance.

To finance customer and trade-related receivables we utilized an average of $27 million in short-term bank loans and an average of $8 million in securities lending arrangements during 2009. This compares to an average of

$68 million in short-term bank loans and no securities lending arrangements during 2008. Average net repurchase agreements (excluding repurchase agreements used to facilitate economic hedges) of $44 million and $171 million during 2009 and 2008, respectively, were primarily used to finance inventory. In addition, on December 29, 2009 we initiated a $300 million commercial paper program, of which $22 million was outstanding at December 31, 2009. The decrease in average financing agreements in 2009 was primarily a result of lower average inventory balances as we significantly reduced our inventory balances in late 2008 to reduce market exposure and did not start increasing net inventory balances again until late 2009. Growth in our securities inventory is generally financed through a combination of our various short-term financing arrangements.

Variable rate senior notes

On December 31, 2009, we issued variable rate senior notes (“Notes”) in the amount of $120 million. The initial holders of the Notes are certain entities advised by Pacific Investment Management Company LLC (“PIMCO”). The proceeds from the Notes will be used to fund a portion of the ARI acquisition, discussed above under “Executive Overview.” The unpaid principal amount of the Notes will be due on December 31, 2010.

We currently do not have a credit rating, which may adversely affect our liquidity and increase our borrowing costs by limiting access to sources of liquidity that require a credit rating as a condition to providing funds.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments. The following table summarizes the contractual amounts at December 31, 2009, in total and by remaining maturity. Excluded from the table are a number of obligations recorded in the consolidated statements of financial condition that generally are short-term in nature, including secured financing transactions, trading liabilities, short-term borrowings and other payables and accrued liabilities.

		2011	2013	2015
		through	through	and
	2010	2012	2014	thereafter	Total
(Dollars in millions)

Operating lease obligations	$16.1	$23.8	$17.0	$4.7	$61.6
Purchase commitments	11.3	16.1	5.2	—	32.6
Fund commitments (a)	—	—	—	—	3.7
Loan commitments (b)	—	—	—	—	5.0
FAMCO contingent consideration (c)	4.2	—	—	—	4.2

(a)	The fund commitments have no specified call dates; however, the investment period for these funds is through 2011. The timing of capital calls is based on market conditions and investment opportunities.

(b)	We commit to short-term bridge loan financing for our clients or make commitments to underwrite debt. We are unable to estimate the timing on the funding of these commitments.

(c)	The acquisition of FAMCO included the potential for additional cash consideration to be paid in the form of three annual payments contingent upon revenue exceeding certain revenue run-rate thresholds. The amount of the three annual payments (assuming the revenue run-rate threshold has been met) will be equal to a percentage of earnings before income taxes, depreciation and amortization for the previous year. We made a payment of additional cash consideration of $6.3 million in 2008 and accrued $4.2 million related to 2009. We are unable to make a reasonably reliable estimate for the amount of the 2010 annual payment, if any.

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations with variable pricing provisions are included in the table based on the minimum contractual amounts. Certain purchase obligations contain termination or renewal provisions. The table reflects the minimum contractual amounts likely to be paid under these agreements assuming the contracts are not terminated.

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $9.6 million of unrecognized tax benefits have been excluded from the contractual table above. See Note 25 to the consolidated financial statements for a discussion of income taxes.

Capital Requirements

As a registered broker dealer and member firm of FINRA, our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rule and the net capital rule of FINRA. We expect that these provisions will not impact our ability to meet current and future obligations. We also are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. At December 31, 2009, our net capital under the SEC’s Uniform Net Capital Rule was $335.2 million, and exceeded the minimum net capital required under the SEC rule by $333.8 million.

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

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes our off-balance-sheet arrangements at December 31, 2009 and 2008:

						Total
	Expiration Per Period at December 31,					Contractual Amount
			2012-	2014-		at December 31,
	2010	2011	2013	2015	Later	2009	2008
(Dollars in thousands)

Matched-book derivative contracts(1)(2)	$—	$—	$1,340	$155,694	$6,638,152	$6,795,186	$6,834,402
Derivative contracts excluding matched- book derivatives(2)	—	—	—	—	234,500	234,500	114,500
Securitization transactions derivative contracts(2)	—	—	—	—	—	—	144,400
Loan commitments	—	—	—	—	—	5,000	—
Private equity and other principal investments	—	—	—	—	—	3,652	3,694

(1)	Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with two major financial institutions, which are mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $270.7 million at December 31, 2009) who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing us to the credit risk of these counterparties. At December 31, 2009, we had $13.2 million of credit exposure with these counterparties, including $8.3 million of credit exposure with one counterparty.

(2)	We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At December 31, 2009 and 2008, the net fair value of these derivative contracts approximated $14.1 million and $21.8 million, respectively.

Derivatives

Derivatives’ notional contract amounts are not reflected as assets or liabilities on our consolidated statements of financial condition. Rather, the market value, or fair value, of the derivative transactions are reported on the consolidated statements of financial condition as assets or liabilities in financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased, as applicable. Derivatives are presented on a net basis by counterparty when a legal right of offset exists and on a net basis by cross product when applicable provisions are stated in a master netting agreement.

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

Loan Commitments

We may commit to short-term bridge-loan financing for our clients or make commitments to underwrite corporate debt. We had $5 million in loan commitments outstanding at December 31, 2009.

Private Equity and Other Principal Investments

We have committed capital to certain non-consolidated private-equity funds. These commitments have no specified call dates. We had $3.7 million of fund commitments outstanding at December 31, 2009.

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

As of December 31, 2009, we have investments in various entities, typically partnerships or limited liability companies, established for the purpose of investing in private or public equity securities and various partnership entities. We commit capital or act as the managing partner or member of these entities. Some of these entities are deemed to be VIEs. For a complete discussion of our activities related to these types of entities, see Note 8, “Variable Interest Entities,” to our consolidated financial statements.

Other Off-Balance Sheet Exposure

Our other types of off-balance-sheet arrangements include contractual commitments. For a discussion of our activities related to these off-balance sheet arrangements, see Note 17, “Contingencies and Commitments,” to our consolidated financial statements.

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

Our different types of market risk include:

Interest Rate Risk — Interest rate risk represents the potential volatility from changes in market interest rates. We are exposed to interest rate risk arising from changes in the level and volatility of interest rates, changes in the shape of the yield curve, changes in credit spreads, and the rate of prepayments. Interest rate risk is managed through the use of appropriate hedging in U.S. government securities, agency securities, mortgage-backed securities, corporate debt securities, interest rate swaps, options, futures and forward contracts. We utilize interest rate swap contracts to hedge a portion of our fixed income inventory and to hedge rate lock agreements and forward bond purchase agreements we may enter into with our public finance customers. Additionally, we historically used interest rate swap agreements to hedge residual cash flows from our tender option bond program. Our interest rate hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate risk. These interest rate swap contracts are recorded at fair value with the changes in fair value recognized in earnings.

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

	At December 31,
	2009	2008
(Dollars in thousands)

Interest Rate Risk	$1,147	$2,494
Equity Price Risk	68	334
Diversification Effect(1)	(74)	(416)

Total Value-at-Risk	$1,141	$2,412

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the years ended December 31, 2009 and 2008, respectively.

	For the Year Ended December 31, 2009
(Dollars in thousands)	High	Low	Average

Interest Rate Risk	$2,947	$531	$1,397
Equity Price Risk	951	21	221
Diversification Effect(1)			(252)
Total Value-at-Risk	$2,937	$513	$1,366

	For the Year Ended December 31, 2008
(Dollars in thousands)	High	Low	Average

Interest Rate Risk	$4,357	$554	$1,956
Equity Price Risk	1,836	78	489
Diversification Effect(1)			(602)
Total Value-at-Risk	$3,704	$584	$1,843

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses incurred on a single day exceeded our one-day VaR on five occasions during 2009.

The aggregate VaR as of December 31, 2009 was lower compared to levels reported as of December 31, 2008. This is due to reductions in our municipal tender option bonds and fixed income high yield inventories, as well as lower realized volatility over the prior year.

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

We are also exposed to liquidity risk in our day-to-day funding activities. We have a relatively low leverage ratio of 2.19 as of December 31, 2009. We calculate our leverage ratio by dividing total assets by total shareholders’ equity. Our U.S. broker dealer has net capital of $335.2 million in as of December 31, 2009. We manage liquidity risk by diversifying our funding sources across products and among individual counterparties within those products. For example, our treasury department actively manages the use of repurchase agreements, securities lending arrangements, commercial paper issuance and secured and unsecured bank borrowings each day depending on pricing, availability of funding, available collateral and lending parameters from any one of these sources. We also added a committed bank line to our funding sources during 2008 to further manage liquidity risk, which we renewed in September 2009.

In addition to managing our capital and funding, the treasury department oversees the management of net interest income risk and the overall use of our capital, funding, and balance sheet.

We currently act as the remarketing agent for approximately $6.4 billion of variable rate demand notes, all of which have a financial institution providing a liquidity guarantee. As remarketing agent for our clients’ variable rate demand notes, we are the first source of liquidity for sellers of these instruments. At certain times, demand from buyers of variable rate demand notes is less than the supply generated by sellers of these instruments. In times of supply and demand imbalance, we may (but are not obligated to) facilitate liquidity by purchasing variable rate demand notes from sellers for our own account. Our liquidity risk related to variable rate demand notes is ultimately mitigated by our ability to tender these securities back to the financial institution providing the liquidity guarantee.

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

We have concentrated counterparty credit exposure with six non-publicly rated entities totaling $13.2 million at December 31, 2009. This counterparty credit exposure is part of our derivative program, consisting primarily of interest rate swaps. One derivative counterparty represents 62.9 percent, or $8.3 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our market and credit risk committee.

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

Credit exposure associated with our bridge-loan financings is monitored regularly by our market and credit risk committee. Bridge-loan financings that have been funded are recorded in other assets at amortized cost on the consolidated statement of financial condition. At December 31, 2009, we had funded three bridge-loan financings totaling $14.8 million and one committed, but unfunded bridge loan totaling $5 million.

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

Effects of Inflation

Because our assets are liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects our expenses, such as employee compensation, office space leasing costs and communications charges, which may not be readily recoverable in the price of services we offer to our clients. To the extent inflation results in rising interest rates and has other adverse effects upon the securities markets, it may adversely affect our financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information under the caption “Enterprise Risk Management” in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated by reference herein.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of Piper Jaffray Companies included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2009. Their report, which expresses an unqualified opinion on the effectiveness of Piper Jaffray Companies’ internal control over financial reporting as of December 31, 2009, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Piper Jaffray Companies

We have audited Piper Jaffray Companies’ (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Piper Jaffray Companies’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Piper Jaffray Companies maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of Piper Jaffray Companies and our report dated February 26, 2010, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Minneapolis, Minnesota
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Piper Jaffray Companies

We have audited the accompanying consolidated statements of financial condition of Piper Jaffray Companies (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Piper Jaffray Companies at December 31, 2009 and 2008 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Piper Jaffray Companies’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission and our report, dated February 26, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 26, 2010

Piper Jaffray Companies

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2009	2008
(Amounts in thousands, except share data)

Assets
Cash and cash equivalents	$43,942	$49,848
Cash and cash equivalents segregated for regulatory purposes	9,006	20,005
Receivables:
Customers	71,859	39,228
Brokers, dealers and clearing organizations	244,051	122,120
Deposits with clearing organizations	18,010	28,471
Securities purchased under agreements to resell	149,682	65,237
Securitized municipal tender option bonds	—	84,586
Financial instruments and other inventory positions owned	662,618	380,812
Financial instruments and other inventory positions owned and pledged as collateral	137,371	112,023

Total financial instruments and other inventory positions owned	799,989	492,835
Fixed assets (net of accumulated depreciation and amortization of $59,563 and $59,485, respectively)	16,596	20,034
Goodwill	164,625	160,582
Intangible assets (net of accumulated amortization of $10,686 and $8,230, respectively)	12,067	14,523
Other receivables	33,868	36,951
Other assets	139,635	185,738

Total assets	$1,703,330	$1,320,158

Liabilities and Shareholders’ Equity
Short-term financing	$90,079	$9,000
Variable rate senior notes	120,000	—
Payables:
Customers	48,179	34,188
Checks and drafts	8,622	4,397
Brokers, dealers and clearing organizations	71,818	10,049
Securities sold under agreements to repurchase	36,134	106,372
Tender option bond trust certificates	—	87,982
Financial instruments and other inventory positions sold, but not yet purchased	335,795	143,213
Accrued compensation	157,022	98,150
Other liabilities and accrued expenses	57,065	78,828

Total liabilities	924,714	572,179

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at December 31, 2009 and December 31, 2008;
Shares issued: 19,504,948 at December 31, 2009 and 19,498,488 at December 31, 2008;
Shares outstanding: 15,633,690 at December 31, 2009 and 15,684,433 at December 31, 2008	195	195
Additional paid-in capital	803,553	808,358
Retained earnings	155,193	124,824
Less common stock held in treasury, at cost: 3,871,258 shares at December 31, 2009 and 3,814,055 shares at December 31, 2008	(181,443)	(183,935)
Other comprehensive income/(loss)	1,118	(1,463)

Total shareholders’ equity	778,616	747,979

Total liabilities and shareholders’ equity	$1,703,330	$1,320,158

See Notes to Consolidated Financial Statements

Piper Jaffray Companies

Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008		2007
(Amounts in thousands, except per share data)

Revenues:
Investment banking	$207,701	$159,747		$302,428
Institutional brokerage	221,117	117,201		151,464
Interest	36,254	48,496		60,873
Asset management	14,681	16,969		6,446
Other income	2,731	2,639		6,856

Total revenues	482,484	345,052		528,067
Interest expense	13,694	18,655		23,689

Net revenues	468,790	326,397		504,378

Non-interest expenses:
Compensation and benefits	281,277	249,438		329,811
Occupancy and equipment	29,705	33,034		32,482
Communications	22,682	25,098		24,772
Floor brokerage and clearance	11,948	12,787		14,701
Marketing and business development	18,969	25,249		26,619
Outside services	29,657	41,212		34,594
Restructuring-related expenses	3,572	17,865		—
Goodwill impairment	—	130,500		—
Other operating expenses	14,428	14,821		10,970

Total non-interest expenses	412,238	550,004		473,949

Income/(loss) from continuing operations before income tax expense/(benefit)	56,552	(223,607)		30,429
Income tax expense/(benefit)	26,183	(40,133)		5,790

Net income/(loss) from continuing operations	30,369	(183,474)		24,639

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	—	499		(2,696)

Net income/(loss)	$30,369	$(182,975)		$21,943

Net income applicable to common shareholders	$24,888	N/A		$19,827

Earnings per basic common share
Income/(loss) from continuing operations	$1.56	$(11.59)		$1.35
Income/(loss) from discontinued operations	—	0.03		(0.15)

Earnings per basic common share	$1.56	$(11.55)		$1.20

Earnings per diluted common share
Income/(loss) from continuing operations	$1.55	$(11.59)		$1.34
Income/(loss) from discontinued operations	—	0.03		(0.15)

Earnings per diluted common share	$1.55	$(11.55	)(1)	$1.20
Weighted average number of common shares outstanding
Basic	15,952	15,837		16,474
Diluted	16,007	15,837	(1)	16,578

(1)	Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding in periods a loss is incurred.

N/A — Not applicable as no allocation of income was made due to loss position.

See Notes to Consolidated Financial Statements

Piper Jaffray Companies

Consolidated Statements of Changes in Shareholders’ Equity

	Common		Additional			Other	Total
	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders’
	Outstanding	Stock	Capital	Earnings	Stock	Income/(Loss)	Equity
(Amounts in thousands, except share amounts)

Balance at December 31, 2006	16,984,474	$195	$744,173	$285,856	$(126,026)	$658	$904,856

Net income	—	—	—	21,943	—	—	21,943
Amortization/issuance of restricted stock	—	—	47,314	—	—	—	47,314
Amortization/issuance of stock options	—	—	2,498	—	—	—	2,498
Adjustment to unrecognized pension cost, net of tax	—	—	—	—	—	(206)	(206)
Foreign currency translation adjustment	—	—	—	—	—	768	768
Repurchase of common stock	(1,590,477)	—	—	—	(79,971)	—	(79,971)
Reissuance of treasury shares	261,669	—	(14,056)	—	11,536	—	(2,520)
Shares reserved to meet deferred compensation obligations	7,169	—	465	—	—	—	465

Balance at December 31, 2007	15,662,835	$195	$780,394	$307,799	$(194,461)	$1,220	$895,147

Net loss	—	—	—	(182,975)	—	—	(182,975)
Amortization/issuance of restricted stock	—	—	55,702	—	—	—	55,702
Amortization/issuance of stock options	—	—	1,832	—	—	—	1,832
Adjustment to unrecognized pension cost, net of tax	—	—	—	—	—	220	220
Foreign currency translation adjustment	—	—	—	—	—	(2,903)	(2,903)
Repurchase of common stock	(444,225)	—	—	—	(14,990)	—	(14,990)
Reissuance of treasury shares	461,823	—	(29,833)	—	25,516	—	(4,317)
Shares reserved to meet deferred compensation obligations	4,000	—	263	—	—	—	263

Balance at December 31, 2008	15,684,433	$195	$808,358	$124,824	$(183,935)	$(1,463)	$747,979

Net income	—	—	—	30,369	—	—	30,369
Amortization/issuance of restricted stock	—	—	7,402	—	—	—	7,402
Amortization/issuance of stock options	—	—	25	—	—	—	25
Adjustment to unrecognized pension cost, net of tax	—	—	—	—	—	1,003	1,003
Foreign currency translation adjustment	—	—	—	—	—	1,578	1,578
Repurchase of common stock	(522,694)	—	—	—	(23,908)	—	(23,908)
Reissuance of treasury shares	465,491	—	(12,550)	—	26,400	—	13,850
Shares reserved to meet deferred compensation obligations	6,460	—	318	—	—	—	318

Balance at December 31, 2009	15,633,690	$195	$803,553	$155,193	$(181,443)	$1,118	$778,616

See Notes to Consolidated Financial Statements

Piper Jaffray Companies

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
(Dollars in thousands)
Operating Activities:

Net income/(loss)	$30,369	$(182,975)	$21,943
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	7,214	8,952	9,085
Deferred income taxes	7,362	(5,824)	(14,728)
Loss on disposal of fixed assets	—	—	292
Stock-based compensation	41,212	21,331	59,700
Amortization of intangible assets	2,456	2,621	2,276
Goodwill impairment	—	130,500	—
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	10,999	(20,005)	25,000
Receivables:
Customers	(34,705)	87,231	(42,747)
Brokers, dealers and clearing organizations	(122,083)	(34,800)	225,311
Deposits with clearing organizations	10,461	2,178	(327)
Securities purchased under agreements to resell	(84,445)	(12,306)	86,996
Securitized municipal tender option bonds	84,586	(35,060)	1,658
Net financial instruments and other inventory positions owned	(114,470)	216,670	31,152
Other receivables	3,266	529	14,439
Other assets	34,634	(26,895)	(21,210)
Increase/(decrease) in operating liabilities:
Payables:
Customers	14,005	(57,171)	(17,746)
Checks and drafts	4,225	(3,047)	(6,405)
Brokers, dealers and clearing organizations	38,324	(17,396)	(187,745)
Securities sold under agreements to repurchase	12,683	(1,372)	1,983
Tender option bond trust certificates	(87,982)	39,463	(1,546)
Accrued compensation	47,117	(46,959)	(33,155)
Other liabilities and accrued expenses	(21,796)	(3,547)	(18,849)

Net cash provided by/(used in) operating activities	(116,568)	62,118	135,377

Investing Activities:

Business acquisition, net of cash acquired	—	(6,278)	(85,889)
Purchases of fixed assets, net	(3,652)	(2,390)	(9,669)

Net cash used in investing activities	(3,652)	(8,668)	(95,558)

Financing Activities:
Increase in securities loaned	25,988	—	—
Increase/(decrease) in securities sold under agreements to repurchase	(82,921)	(139,458)	153,926
Increase in short-term financing	81,079	9,000	—
Issuance of variable rate senior notes	120,000	—	—
Repurchase of common stock	(28,499)	(23,834)	(87,542)
Excess/(reduced) tax benefits from stock-based compensation	(2,941)	786	2,070
Proceeds from stock option transactions	1,206	36	2,383

Net cash provided by/(used in) financing activities	113,912	(153,470)	70,837

Currency adjustment:
Effect of exchange rate changes on cash	402	(480)	(211)

Net increase/(decrease) in cash and cash equivalents	(5,906)	(100,500)	110,445
Cash and cash equivalents at beginning of period	49,848	150,348	39,903

Cash and cash equivalents at end of period	$43,942	$49,848	$150,348

Supplemental disclosure of cash flow information -
Cash paid/(received) during the period for:
Interest	$10,394	$20,989	$22,813
Income taxes	$(15,233)	$(4,778)	$553
Non-cash financing activities -
Issuance of common stock for retirement plan obligations:
134,700 shares, 90,140 shares and 15,788 shares for the years ended December 31, 2009,
2008, and 2007, respectively	$3,756	$3,704	$1,063
Issuance of restricted common stock for annual equity award:
585,198 shares, 1,237,756 shares and 605,237 shares for the years ended December 31, 2009,
2008 and 2007, respectively	$16,331	$50,859	$42,445

See Notes to Consolidated Financial Statements

Piper Jaffray Companies

Notes to the Consolidated Financial Statements

Note 1	Background

Piper Jaffray Companies is the parent company of Piper Jaffray & Co. (“Piper Jaffray”), a securities broker dealer and investment banking firm; Piper Jaffray Ltd., a firm providing securities brokerage and investment banking services in Europe headquartered in London, England; Piper Jaffray Asia Holdings Limited, an entity providing investment banking services in China headquartered in Hong Kong; Fiduciary Asset Management, LLC (“FAMCO”), an entity providing asset management services to separately managed accounts and closed end funds and offering an array of investment products; Piper Jaffray Financial Products Inc., Piper Jaffray Financial Products II Inc. and Piper Jaffray Financial Products III Inc., entities that facilitate derivative transactions; and other immaterial subsidiaries. Piper Jaffray Companies and its subsidiaries (collectively, the “Company”) operate as one reporting segment providing investment banking services, institutional sales, trading and research services, and asset management services. As discussed more fully in Note 4, the Company completed the sale of its Private Client Services branch network and certain related assets to UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), on August 11, 2006, thereby exiting the Private Client Services (“PCS”) business.

Note 2	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries, and all other entities in which the Company has a controlling financial interest. All material intercompany balances have been eliminated. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity, a variable interest entity (“VIE”), a special-purpose entity (“SPE”), or a qualifying special-purpose entity (“QSPE”) under U.S. generally accepted accounting principles.

Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. Voting interest entities, where we have a majority interest, are consolidated in accordance with Financial Accountings Standards Board (“FASB”) Accounting Standards Codification Topic 810, “Consolidation,” (“ASC 810”). ASC 810 states that the usual condition for a controlling financial interest in an entity is ownership of a majority voting interest. Accordingly, the Company consolidates voting interest entities in which it has all, or a majority of, the voting interest.

As defined in ASC 810, VIEs are entities that lack one or more of the characteristics of a voting interest entity described above. ASC 810 states that a controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. Accordingly, the Company consolidates VIEs in which the Company is deemed to be the primary beneficiary.

SPEs are trusts, partnerships or corporations established for a particular limited purpose. The Company follows the accounting guidance in FASB Accounting Standards Codification Topic 860, “Transfers and Servicing” (“ASC 860”) to determine whether or not such SPEs are required to be consolidated. Certain SPEs meet the ASC 860 definition of a QSPE. A QSPE can generally be described as an entity with significantly limited powers that are intended to limit it to passively holding financial assets and distributing cash flows based upon predetermined criteria. Based upon the guidance in ASC 860, QSPEs are not consolidated. An entity accounts for its involvement with QSPEs under a financial components approach.

Certain SPEs do not meet the QSPE criteria because their permitted activities are not sufficiently limited or control remains with one of the owners. These SPEs are typically considered VIEs and are reviewed under ASC 810 to determine the primary beneficiary.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

When the Company does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies (generally defined as owning a voting or economic interest of between 20 percent to 50 percent), the Company accounts for its investment in accordance with the equity method of accounting prescribed by FASB Accounting Standards Codification Topic 323, “Investments — Equity Method and Joint Ventures” (“ASC 323”). If the Company does not have a controlling financial interest in, or exert significant influence over, an entity, the Company accounts for its investment at cost.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of purchase.

In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Piper Jaffray, as a registered broker dealer carrying customer accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its customers.

Collateralized Securities Transactions

Securities purchased under agreements to resell and securities sold under agreements to repurchase are carried at the contractual amounts at which the securities will be subsequently resold or repurchased, including accrued interest. It is the Company’s policy to take possession or control of securities purchased under agreements to resell at the time these agreements are entered into. The counterparties to these agreements typically are primary dealers of U.S. government securities and major financial institutions. Collateral is valued daily, and additional collateral is obtained from or refunded to counterparties when appropriate.

Securities borrowed and loaned result from transactions with other broker dealers or financial institutions and are recorded at the amount of cash collateral advanced or received. These amounts are included in receivables from and payable to brokers, dealers and clearing organizations on the consolidated statements of financial condition. Securities borrowed transactions require the Company to deposit cash or other collateral with the lender. Securities loaned transactions require the borrower to deposit cash with the Company. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

Interest is accrued on securities borrowed and loaned transactions and is included in (i) other receivables and other liabilities and accrued expenses on the consolidated statements of financial condition and (ii) the respective interest income and expense balances on the consolidated statements of operations.

Customer Transactions

Customer securities transactions are recorded on a settlement date basis, while the related revenues and expenses are recorded on a trade date basis. Customer receivables and payables include amounts related to both cash and margin transactions. Securities owned by customers, including those that collateralize margin or other similar transactions, are not reflected on the consolidated statements of financial condition.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Allowance for Doubtful Accounts

Management estimates an allowance for doubtful accounts to reserve for probable losses from unsecured and partially secured customer accounts. Management is continually evaluating its receivables from customers for collectibility and possible write-off by examining the facts and circumstances surrounding each customer where a loss is deemed possible.

Fair Value of Financial Instruments

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

Fair Value Hierarchy — Effective January 1, 2008, the Company adopted accounting updates included in FASB Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) which provides a definition of fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect management’s assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the transparency of inputs as follows:

Level I — Quoted prices (unadjusted) are available in active markets for identical assets or liabilities as of the report date. A quoted price for an identical asset or liability in an active market provides the most reliable fair value measurement because it is directly observable to the market. The type of financial instruments included in Level I are highly liquid instruments with quoted prices such as equities listed in active markets, certain U.S. treasury bonds, money market securities and certain firm investments.

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the report date. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Instruments which are generally included in this category are certain U.S. treasury bonds and U.S. government agency securities, certain corporate bonds, certain municipal securities, certain asset-backed securities, certain convertible securities, derivatives, securitized municipal tender option bonds and tender option bond trust certificates.

Level III — Instruments that have little to no pricing observability as of the report date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments included in this category generally include certain asset-backed securities, certain municipal securities, certain firm investments, certain convertible securities and certain corporate bonds.

Valuation Of Financial Instruments — The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. When available, the Company values financial instruments at observable market prices, observable market parameters, or broker or dealer prices (bid and ask prices). In the case of financial instruments transacted on

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

recognized exchanges, the observable market prices represent quotations for completed transactions from the exchange on which the financial instrument is principally traded.

A substantial percentage of the fair value of the Company’s financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased, are based on observable market prices, observable market parameters, or derived from broker or dealer prices. The availability of observable market prices and pricing parameters can vary from product to product. Where available, observable market prices and pricing or market parameters in a product may be used to derive a price without requiring significant judgment. In certain markets, observable market prices or market parameters are not available for all products, and fair value is determined using techniques appropriate for each particular product. These techniques involve some degree of judgment. Results from valuation models and other techniques in one period may not be indicative of future period fair value measurements.

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

The fair values related to derivative contract transactions are reported in financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased on the consolidated statements of financial condition and any unrealized gain or loss resulting from changes in fair values of derivatives is reported on the consolidated statements of operations. Fair value is determined using pricing models based on the net present value of estimated future cash flows. Management deems the net present value of estimated future cash flows model to provide the best estimate of fair value as most of our derivative products are interest rate products. The valuation models used require inputs including contractual terms, market prices, yield curves, credit curves and measures of volatility.

The Company does not utilize “hedge accounting” as described within FASB Accounting Standards Codification Topic 815, “Derivatives and Hedging,” (“ASC 815”). Derivatives are reported on a net basis by counterparty when a legal right of offset exists and on a net basis by cross product when applicable provisions are stated in a master netting agreement. Cash collateral received or paid is netted on a counterparty basis, provided legal right of offset exists.

Fixed Assets

Fixed assets include furniture and equipment, software and leasehold improvements. Depreciation of furniture and equipment and software is provided using the straight-line method over estimated useful lives of three to ten years. Leasehold improvements are amortized over their estimated useful life or the life of the lease, whichever is shorter. Additionally, certain costs incurred in connection with internal-use software projects are capitalized and amortized over the expected useful life of the asset, generally three to seven years.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Leases

The Company leases its corporate headquarters and other offices under various non-cancelable leases. The leases require payment of real estate taxes, insurance and common area maintenance, in addition to rent. The terms of the Company’s lease agreements generally range up to 10 years. Some of the leases contain renewal options, escalation clauses, rent free holidays and operating cost adjustments.

For leases that contain escalations and rent-free holidays, the Company recognizes the related rent expense on a straight-line basis from the date the Company takes possession of the property to the end of the initial lease term. The Company records any difference between the straight-line rent amounts and amounts payable under the leases as part of other liabilities and accrued expenses.

Cash or lease incentives received upon entering into certain leases are recognized on a straight-line basis as a reduction of rent expense from the date the Company takes possession of the property or receives the cash to the end of the initial lease term. The Company records the unamortized portion of lease incentives as part of other liabilities and accrued expenses.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting. The recoverability of goodwill is evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amount. The evaluation includes assessing the estimated fair value of the Company’s two reporting units based on market prices for similar assets, where available, the Company’s market capitalization and the present value of the estimated future cash flows associated with each reporting unit. We have completed our annual assessment of goodwill as of November 30, 2009, and no impairment was identified.

Intangible assets with determinable lives consist of asset management contractual relationships, non-compete agreements and certain trade names and trademarks that are amortized over their estimated useful lives ranging from three to ten years.

Other Receivables

Other receivables include management fees receivable, accrued interest and loans made to revenue-producing employees, typically in connection with their recruitment. Employee loans are forgiven based on continued employment and are amortized to compensation and benefits using the straight-line method over the respective terms of the loans, which generally range up to three years.

Other Assets

Other assets include net deferred tax assets, income tax receivables, prepaid expenses and proprietary investments. The Company’s investments include investments in private companies, partnerships, bridge-loan financings and investments to fund deferred compensation liabilities.

Revenue Recognition

Investment Banking — Investment banking revenues, which include underwriting fees, management fees and advisory fees, are recorded when services for the transactions are completed under the terms of each engagement. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded. Investment banking revenues are presented net of related unreimbursed expenses. Expenses related to investment banking deals not completed are recognized as non-interest expenses on the consolidated statements of operations.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Institutional Brokerage — Institutional brokerage revenues include (i) commissions received from customers for the execution of brokerage transactions in listed and over-the-counter (OTC) equity, fixed income and convertible debt securities, which are recorded on a trade date basis, (ii) trading gains and losses and (iii) fees received by the Company for equity research.

Asset Management — Asset management fees include revenues the Company receives in connection with management and investment advisory services performed for various funds and managed accounts. These fees are recognized in the period in which services are provided. Fees are defined in client contracts as either fixed or based on a percentage of portfolio assets under management and may include performance fees based upon performance of the fund.

Stock-Based Compensation

FASB Accounting Standards Codification Topic 718, “Compensation — Stock Compensation,” (“ASC 718”), requires all stock-based compensation to be expensed in the consolidated statement of operations at grant date fair value. Expense related to share-based awards that do not require a future service period are recognized in the year in which the awards were deemed to be earned. Share-based awards that require future service are amortized over the relevant service period net of estimated forfeitures.

Income Taxes

The Company files a consolidated U.S. federal income tax return, which includes all of its qualifying subsidiaries. The Company is also subject to income taxes in various states and municipalities and those foreign jurisdictions in which we operate. Income tax expense is recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial statement purposes, using current tax rates. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset will not be realized. Tax reserves for uncertain tax positions are recorded in accordance with FASB Accounting Standards Codification Topic 740, “Income Taxes,” (“ASC 740”).

Earnings Per Share

Basic earnings per common share is computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Net income/(loss) available to common shareholders represents net income/(loss) reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the earnings allocation in the earnings per share calculation under the two-class method. The Company grants restricted stock as part of its share-based compensation program. Recipients of restricted stock are entitled to receive nonforfeitable dividends or dividend equivalents during the vesting period, therefore, meeting the definition of a participating security.

Foreign Currency Translation

The Company consolidates foreign subsidiaries, which have designated their local currency as their functional currency. Assets and liabilities of these foreign subsidiaries are translated at year-end rates of exchange, and statement of operations accounts are translated at an average rate for the period. In accordance with FASB Accounting Standards Codification Topic 830, “Foreign Currency Matters,” (“ASC 830”), gains or losses resulting from translating foreign currency financial statements are reflected in other comprehensive income, a separate

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

component of shareholders’ equity. Gains or losses resulting from foreign currency transactions are included in net income.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 3	Recent Accounting Pronouncements

Adoption of New Accounting Standards

The Hierarchy of GAAP

Effective for interim and annual reporting periods ending after September 15, 2009, the FASB Accounting Standards Codificationtm (the “Codification”) became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB. The Codification supersedes existing nongrandfathered, non-Securities and Exchange Commission (“SEC”) accounting and reporting standards. The Codification did not change GAAP, but rather organized it into a hierarchy where all guidance within the codification carries an equal level of authority. All accounting literature not included in the Codification is considered non-authoritative. The Codification impacted the Company’s financial statement disclosures since all references to authoritative accounting literature are now referenced in accordance with the Codification.

Subsequent Events

In May 2009, the FASB updated the accounting guidance on the recognition and disclosure of subsequent events described in FASB Accounting Standards Codification Topic 855, “Subsequent Events,” (“ASC 855”). Subsequent events are defined as events or transactions that occur after the balance sheet date, but before the financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet. Unrecognized subsequent events are events or transactions that provide evidence about conditions that did not exist at the date of the balance sheet, but arose before the financial statements are issued. Recognized subsequent events are recorded in the consolidated financial statements and unrecognized subsequent events are excluded from the consolidated financial statements but disclosed in the notes to the consolidated financial statements if their effect is material. The Company adopted this accounting guidance in the quarter ended June 30, 2009. The adoption of the updated guidance did not have a material impact on the Company’s consolidated financial statements.

Fair Value Measurements and Disclosures

In April 2009, the FASB updated the accounting standards described in ASC 820 to provide guidance on estimating the fair value of a financial asset or liability when the trade volume and level of activity for the asset or liability has significantly decreased relative to historical levels and additional guidance on circumstances that may indicate that a transaction is not orderly. The guidance required entities to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value and any changes in valuation inputs or techniques. In addition, debt and equity securities as defined by FASB Accounting Standards Codification Topic 320, “Investments — Debt and Equity Securities,” (“ASC 320”) shall be disclosed by major category. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends ASC 820, by providing additional guidance clarifying the measurement of liabilities at fair value. Among other things, the guidance clarifies how the price of a traded debt security (i.e., an asset value) should be considered in estimating the fair value of the issuer’s liability. It also provides clarifying guidance that the fair value measurement of a liability shall not include a separate input or adjustment to

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

other inputs for the existence of a contractual restriction that prevents the transfer of the liability. ASU 2009-05 was effective for the first interim and annual reporting periods beginning after issuance. The adoption did not have a material impact on the consolidated financial statements of the Company.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent)” (“ASU 2009-12”). ASU No. 2009-12 amends ASC 820 by permitting entities, as a practical expedient, to estimate the fair value of investments within its scope using the net asset value (“NAV”) per share of the investment as of the reporting entities’ measurement dates. ASU No. 2009-12 was effective October 1, 2009 and the adoption did not have a material impact on the consolidated financial statements of the Company.

Determining Whether Instruments Granted In Share-Based Payment Transaction are Participating Securities

In June 2008, the FASB updated ASC 260 to clarify that unvested share-based payment awards with nonforfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of earnings per share pursuant to the two-class method. The standard was effective for financial statements issued for periods beginning after December 15, 2008 with early adoption prohibited. All prior period earnings per share data presented has been adjusted to comply with the provisions of ASC 260. The adoption of the two-class method reduced earnings per diluted share by $0.08 for the year ended December 31, 2009.

Disclosures about Derivative Instrument and Hedging Activities

In March 2008, the FASB updated the accounting guidance described in ASC 815. The update requires enhanced disclosures regarding derivative instruments and related hedged items impact on an entity’s financial position, results of operations and cash flows. The update requires disclosures regarding the objectives for using derivative instruments, the fair value of derivative instruments and their related gains and losses, and the accounting for derivatives and related hedged items. The standard was effective for interim periods beginning after November 15, 2008. Since the update impacted the Company’s disclosures and not its accounting treatment for derivative instruments and hedging activities, the Company’s adoption of the updated guidance did not impact its consolidated results of operations or financial condition.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB updated the accounting guidance described in ASC 810 to establish the accounting and reporting for ownership interests in subsidiaries not attributed directly or indirectly to a parent. The updated guidance re-characterizes noncontrolling interest in consolidated subsidiaries as noncontrolling interests and requires the classification of noncontrolling interests as a component of equity. A change of control is measured at fair value, with any gain or loss recognized in earnings. The updated guidance was effective for fiscal years beginning after December 15, 2008. The provisions of the updated guidance are to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively to all periods presented. The Company adopted the updated guidance as of January 1, 2009 and the adoption did not have a material impact on the consolidated financial statements.

Future Adoption of New Accounting Standards

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued guidance amending ASC 860 designed to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Additionally, the new guidance eliminates the qualifying special-purpose entity (“QSPE”) concept. The updates are effective for interim

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

and annual reporting periods beginning after November 15, 2009. The recognition and measurement provisions are effective for prospective transfers with the exception of existing QSPEs which must be evaluated at the time of adoption. The disclosures required by the new guidance are applied to both retrospective and prospective transfers. The Company does not expect the new guidance to have a material impact on its consolidated financial statements.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued guidance amending ASC 810 that addresses the effects of eliminating the QSPE concept and constituent concerns over the transparency of enterprises’ involvement with variable interest entities (“VIE”). The guidance would require, among other things, a qualitative rather than quantitative analysis to determine the primary beneficiary (“PB”) of the VIE, continuous assessments of whether the entity is the PB of the VIE, and enhance disclosures about involvement with VIEs. This guidance is effective for interim and annual reporting periods beginning after November 15, 2009 and is applicable to all entities with which the enterprise has involvement, regardless of when that involvement arose. The Company does not expect the new guidance to have a material impact on its consolidated financial statements.

Fair Value Measurements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”) amending ASC 820. The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy and to disclose information in the Level 3 rollforward about purchases, sales, issuances and settlements on a gross basis. ASU 2010-06 also further clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The guidance in ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to separately disclose purchases, sales, issuances, and settlements in the Level 3 rollforward, which becomes effective for fiscal years (and for interim periods within those fiscal years) beginning after December 15, 2010. While ASU 2010-06 does not change accounting requirements, it will impact the Company’s disclosures about fair value measurements.

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

In connection with the sale of the Company’s PCS branch network, the Company initiated a plan in 2006 to significantly restructure the Company’s support infrastructure. All restructuring costs related to the sale of the PCS branch network were included within discontinued operations. See Note 18 for additional information regarding the Company’s restructuring activities.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Note 5	Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased were as follows:

	December 31,	December 31,
(Dollars in thousands)	2009	2008
Financial instruments and other inventory positions owned(1):
Corporate securities:
Equity securities	$3,070	$4,148
Convertible securities	75,295	7,088
Fixed income securities	112,825	72,571
Municipal securities	324,157	173,169
Asset-backed securities	70,425	52,385
U.S. government agency securities	125,576	59,341
U.S. government securities	70,111	67,631
Derivative contracts	18,530	56,502

	$799,989	$492,835

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$26,474	$6,335
Convertible securities	3,678	—
Fixed income securities	122,313	9,283
Municipal securities	26	23,250
Asset-backed securities	8,937	—
U.S. government agency securities	67,001	10,298
U.S. government securities	102,911	58,377
Derivative contracts	4,455	35,670

	$335,795	$143,213

(1)	Excludes $84.6 million in securitized municipal tender option bonds held in securitized trusts at December 31, 2008. These financial instruments are included in securitized municipal tender option bonds on the consolidated statements of financial condition.

At December 31, 2009 and 2008, financial instruments and other inventory positions owned in the amount of $137.4 million and $112.0 million, respectively, had been pledged as collateral for the Company’s repurchase agreements, secured borrowings and securities loaned.

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

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Derivative Contract Financial Instruments

The Company uses interest rate swaps, interest rate locks, and forward contracts to facilitate customer transactions and as a means to manage risk in certain inventory positions. Historically, interest rate swaps were also used to manage interest rate exposure associated with the Company’s securitized municipal tender option bonds. The following describes the Company’s derivatives by the type of transaction or security the instruments are economically hedging.

Customer matched-book derivatives:  The Company enters into interest rate derivative contracts in a principal capacity as a dealer to satisfy the financial needs of its customers. The Company simultaneously enters into an interest rate derivative contract with a third party for the same notional amount to hedge the interest rate risk of the initial client interest rate derivative contract. The instruments use interest rates based upon either the London Interbank Offer Rate (“LIBOR”) index or the Securities Industry and Financial Markets Association (“SIFMA”) index.

Trading securities derivatives:  The Company enters into interest rate derivative contracts to hedge interest rate and market value risks associated with its fixed income securities. The instruments use interest rates based upon either the Municipal Market Data (“MMD”) index or the SIFMA index.

Securitization transaction derivatives:  Historically, the Company entered into interest rate derivative contracts to manage the interest rate exposure associated with the Company’s securitized municipal tender option bonds. The instruments used were based upon the SIFMA index.

The following table presents the total absolute notional contract amount associated with the Company’s outstanding derivative instruments:

(Dollars in thousands)		December 31,	December 31,
Derivative Instrument	Derivative Category	2009	2008

Customer matched-book	Interest rate derivative contract	$6,795,186	$6,834,402
Trading securities	Interest rate derivative contract	234,500	114,500
Securitization transactions	Interest rate derivative contract	—	144,400

		$7,029,686	$7,093,302

The Company’s interest rate derivative contracts do not qualify for hedge accounting, therefore, unrealized gains and losses are recorded on the consolidated statements of operations. The following table presents the Company’s unrealized gains/(losses) on derivative instruments:

(Dollars in thousands)		Years Ended December 31,
Derivative Category	Revenue Category	2009	2008	2007

Interest rate derivative contract	Institutional brokerage	$8,630	$3,278	$(1,100)

The gross fair market value of all derivative instruments and their location on the Company’s consolidated statements of financial condition prior to counterparty netting are shown below by asset or liability position (1):

(Dollars in thousands)		Asset Value at		Liability Value at
Derivative Category	Financial Condition Location	December 31, 2009	Financial Condition Location	December 31, 2009

Interest rate derivative contract	Financial instruments and other inventory positions owned	$289,686	Financial instruments and other inventory positions sold, but not yet purchased	$254,589

(1)	Amounts are disclosed at gross fair value in accordance with the requirement of ASC 815.

The Company’s derivative contracts are recorded at fair value. These derivatives are valued using pricing models based on the net present value of estimated future cash flows. The valuation models inputs include

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

contractual terms, market prices, yield curves, credit curves and measures of volatility. Derivatives are reported on a net basis by counterparty when legal right of offset exists, and on a net basis by cross product when applicable provisions are stated in master netting agreements. Cash collateral received or paid is netted on a counterparty basis, provided a legal right of offset exists.

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by its market and credit risk committee. The Company reflects counterparty credit risk in calculating derivative contract fair value. The majority of the Company’s derivative contracts are substantially collateralized by its counterparties, which are major financial institutions. The Company has a limited number of counterparties (notional contract amount of $270.7 million at December 31, 2009) who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of December 31, 2009, the Company had $13.2 million of uncollateralized credit exposure with these counterparties, including $8.3 million of uncollateralized credit exposure with one counterparty.

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

Financial Instruments and Other Inventory Positions Owned

Equity securities — Equity securities are valued based on quoted prices from the exchange for identical assets or liabilities as of the report date. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized as Level I.

Convertible securities — Convertible securities are valued based on observable trades or models with observable market inputs, such as stock price and volatility, and are generally categorized as Level II.

Fixed income securities — Fixed income securities include corporate bonds which are valued based on pricing services or broker quotes, when available. When observable price quotations are not available, fair value is determined based upon model-based valuation techniques with observable inputs such as the present value of

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

estimated cash flows. Accordingly, these corporate bonds are categorized as Level II. Instances where key inputs are unobservable or there is less frequent or nominal activity, these instruments are categorized as Level III.

Municipal securities — Municipal securities include auction rate securities, variable rate demand notes, tax-exempt municipal securities and taxable municipal securities. Auction rate securities were historically traded and valued as floating rate notes, priced at par due to the auction mechanism. Beginning in 2008, the auction rate securities market experienced dislocation due to uncertainties in the credit markets. During 2009, certain areas of the auction rate market began to function, however, lower credit issuers remain illiquid. Accordingly, auction rate securities with limited liquidity are valued based upon the Company’s expectations of issuer refunding plans and using internal models and are categorized as Level III. Variable rate demand notes, tax-exempt and taxable municipal securities are valued using recently executed observable trades or market price quotations and therefore categorized as Level II.

Asset-backed securities — Certain asset-backed securities are valued using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data. These asset-backed securities are categorized as Level II. Other asset-backed securities, which are principally collateralized by residential mortgages or aircraft and have experienced low volumes of executed transactions, result in less observable transaction data. These assets are valued using cash flow models that utilize unobservable inputs including credit default rates for residential mortgages and airplane lease rates, utilization rates, trust costs, aircraft residual values and assumptions on timing of sales for aircraft. These asset-backed securities are categorized as Level III.

U.S. government agency securities — U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities. Agency debt bonds are categorized as Level II. Mortgage bonds include mortgage pass-through securities, agency collateralized mortgage-obligations (“CMO”), and non-agency bonds. Mortgage pass-through securities and CMO securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore, generally are categorized as Level II. Non-agency bonds are valued using observable market inputs, such as market yield curves and spreads, or models based upon prepayment expectations, which are then categorized as Level II or Level III.

U.S. government securities — U.S. government securities include highly liquid U.S. treasury securities which are generally valued using quoted prices and therefore categorized as Level I.

Derivatives

Derivative contracts are financial instruments such as forwards, futures, swaps or option contracts that derive their value from underlying assets, reference rates, indices or a combination of these factors. A derivative contract generally represents future commitments to purchase or sell financial instruments at specified terms on a specified date or to exchange currency or interest payment streams based on the contract or notional amount. Derivative contracts exclude certain cash instruments, such as mortgage-backed securities, interest-only and principal-only obligations and indexed debt instruments that derive their values or contractually required cash flows from the price of some other security or index. Derivatives are valued using market standard pricing models based on the net present value of estimated future cash flows. The valuation models used require market observable inputs including contractual terms, market prices, yield curves, credit curves and measures of volatility. These measurements are classified as Level II within the fair value hierarchy and are used to value interest rate swaps, interest rate locks, and forward contracts.

Investments

The Company’s investments valued at fair value include investments in public companies, warrants of public or private companies and investments in certain illiquid municipal bonds. Investments in public companies are valued based

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

on quoted prices on active markets and reported in Level I. Company owned warrants, which have a cashless exercise option, are valued using the Black-Scholes option-pricing model and reported as Level III assets. Investments in certain illiquid municipal bonds that the Company is holding for investment are reported as Level III assets.

The following table summarizes the valuation of our financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2009:

				Counterparty
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting(1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$3,070	$—	$—	$—	$3,070
Convertible securities	—	75,295	—	—	75,295
Fixed income securities	—	112,825	—	—	112,825
Municipal securities	—	306,332	17,825	—	324,157
Asset-backed securities	—	46,186	24,239	—	70,425
U.S. government agency securities	—	125,576	—	—	125,576
U.S. government securities	70,111	—	—	—	70,111
Derivative instruments	—	54,391	—	(35,861)	18,530

Total financial instruments and other inventory positions owned:	73,181	720,605	42,064	(35,861)	799,989
Cash equivalents	13,352	—	—	—	13,352
Investments	1,139	—	2,240	—	3,379

Total assets	$87,672	$720,605	$44,304	$(35,861)	$816,720

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$26,474	$—	$—	$—	$26,474
Convertible securities	—	3,678	—	—	3,678
Fixed income securities	—	114,542	7,771	—	122,313
Municipal securities	—	26	—	—	26
Asset-backed securities	—	6,783	2,154	—	8,937
U.S. government agency securities	—	67,001	—	—	67,001
U.S. government securities	102,911	—	—	—	102,911
Derivative instruments	—	19,294	—	(14,839)	4,455

Total financial instruments and other inventory positions sold, but not yet purchased:	129,385	211,324	9,925	(14,839)	335,795
Investments	—	—	19	—	19

Total liabilities	$129,385	$211,324	$9,944	$(14,839)	$335,814

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

The following table summarizes the valuation of our financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2008:

				Counterparty
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting(1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$4,148	$—	$—	$—	$4,148
Convertible securities	—	3,417	3,671	—	7,088
Fixed income securities	—	70,433	2,138	—	72,571
Municipal securities	—	155,419	17,750	—	173,169
Asset-backed securities	—	29,825	22,560	—	52,385
U.S. government agency securities	—	59,335	6	—	59,341
U.S. government securities	61,224	6,407	—	—	67,631
Derivative instruments	—	84,502	—	(28,000)	56,502

Total financial instruments and other inventory positions owned:	65,372	409,338	46,125	(28,000)	492,835
Securitized municipal tender option bonds	—	84,586	—	—	84,586
Cash equivalents	31,595	—	—	—	31,595
Investments	1,741	—	433	—	2,174

Total assets	$98,708	$493,924	$46,558	$(28,000)	$611,190

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$6,335	$—	$—	$—	$6,335
Fixed income securities	—	9,283	—	—	9,283
Municipal securities	—	23,250	—	—	23,250
U.S. government agency securities	—	10,298	—	—	10,298
U.S. government securities	14,424	43,953	—	—	58,377
Derivative instruments	—	63,670	—	(28,000)	35,670

Total financial instruments and other inventory positions sold, but not yet purchased:	20,759	150,454	—	(28,000)	143,213
Investments	—	—	366	—	366

Total liabilities	$20,759	$150,454	$366	$(28,000)	$143,579

(1)	Represents cash collateral and the impact of netting on a counterparty basis. Additionally, the Company had $56.8 million of securities posted as collateral to its counterparties.

The Company’s Level III assets were $44.3 million and $46.6 million, or 5.4 percent and 7.6 percent of financial instruments measured at fair value at December 31, 2009 and 2008, respectively.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

The following tables summarize the changes in fair value associated with Level III financial instruments during the years ended December 31, 2009 and 2008:

	Balance at					Balance at
	December 31,	Purchases/	Net transfers	Realized gains/	Unrealized gains/	December 31,
(Dollars in thousands)	2008	(sales), net	in/(out)	(losses)(1)	(losses)(1)	2009
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$3,671	$—	$(3,671)	$—	$—	$—
Fixed income securities	2,138	(2,798)	610	(149)	199	—
Municipal securities	17,750	175	(100)	—	—	17,825
Asset-backed securities	22,560	5,395	(8,458)	3,929	813	24,239
U.S. government agency securities	6	(1)	(5)	—	—	—

Total financial instruments and other inventory positions owned:	46,125	2,771	(11,624)	3,780	1,012	42,064
Investments	433	(9)	28	—	1,788	2,240

Total assets	$46,558	$2,762	$(11,596)	$3,780	$2,800	$44,304

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Fixed income securities	$—	$7,976	$—	$(29)	$(176)	$7,771
Asset-backed securities	—	2,429	(268)	76	(83)	2,154

Total financial instruments and other inventory positions sold, but not yet purchased:	—	10,405	(268)	47	(259)	9,925
Investments	366	—	—	—	(347)	19

Total liabilities	$366	$10,405	$(268)	$47	$(606)	$9,944

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

	Balance at					Balance at
	December 31,	Purchases/	Net transfers	Realized gains/	Unrealized gains/	December 31,
(Dollars in thousands)	2007	(sales), net	in/(out)	(losses)(1)	(losses)(1)	2008
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$—	$2,842	$1,511	$(195)	$(487)	$3,671
Fixed income securities	—	1,976	949	5	(792)	2,138
Municipal securities	202,500	(184,750)	—	—	—	17,750
Asset-backed securities	14,282	19,618	4,984	(313)	(16,011)	22,560
U.S. government securities	—	4,711	(4,685)	(1)	(19)	6
Other	13,921	35	—	(13,256)	(700)	—

Total financial instruments and other inventory positions owned:	230,703	(155,568)	2,759	(13,760)	(18,009)	46,125
Investments	6,016	(2,681)	(2,543)	1,661	(2,020)	433

Total assets	$236,719	$(158,249)	$216	$(12,099)	$(20,029)	$46,558

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Fixed income securities	$—	$2,984	$(2,807)	$(48)	$(129)	$—

Total financial instruments and other inventory positions sold, but not yet purchased:	—	2,984	(2,807)	(48)	(129)	—
Investments	1,260	(1,163)	—	913	(644)	366

Total liabilities	$1,260	$1,821	$(2,807)	$865	$(773)	$366

(1)	Realized and unrealized gains/(losses) related to financial instruments are reported in institutional brokerage on the consolidated statements of operations. Realized and unrealized gains/(losses) related to investments are reported in other income/(loss) on the consolidated statements of operations.

Some of the Company’s financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include cash, securities either purchased or sold under agreements to resell, receivables and payables either from or to customers and brokers, dealers and clearing organizations and short-term financings.

Note 7	Securitizations

Historically, the Company operated a tender option bond securitization program, which the Company discontinued in October of 2008. Under this program, the Company sold highly rated municipal bonds into securitization vehicles (“Securitized Trusts”) that were funded by the sale of variable rate certificates to institutional customers seeking variable rate tax-free investment products. The Company dissolved 19 of its Securitized Trusts in 2008 and dissolved the remaining seven in 2009.

The Company had seven Securitized Trusts outstanding as of December 31, 2008. The variable rate certificates repriced weekly and the Company received a fee to remarket the variable rate certificates. Securitization transactions that met certain criteria of FASB Accounting Standards Codification Topic 860, “Transfers and Servicing” (“ASC 860”), were treated as sales, with the resulting gain included in institutional brokerage revenue on the consolidated statements of operations. If a securitization did not meet the asset sale criteria, the transaction was

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

recorded as a borrowing. At December 31, 2008, all seven of the Company’s Securitized Trusts did not meet the asset sale requirements, causing the Company to consolidate these trusts. Accordingly, the Company recorded an asset for the underlying bonds of $84.6 million (par value $113.6 million) as of December 31, 2008, in securitized municipal tender option bonds and a liability for the certificates sold by the trusts for $88.0 million as of December 31, 2008, in tender option bond trust certificates on the consolidated statement of financial condition.

The Company had entered into interest rate swap agreements to manage interest rate exposure associated with its Securitized Trusts, which were recorded at fair value. See further discussion of interest rate swap agreements in Note 5 to our consolidated financial statements.

Note 8	Variable Interest Entities

In the normal course of business, the Company periodically creates or transacts with entities that may be variable interest entities (“VIEs”). The determination as to whether an entity is a VIE is based on the amount and nature of the Company’s equity investment in the entity. The Company also considers other characteristics such as the ability to influence the decision making about the entity’s activities and how the entity is financed. The Company’s involvement with VIEs is limited to entities used as either securitization vehicles or investment vehicles. See Note 7 for a discussion of the Company’s historical usage of securitization vehicles.

The Company has investments in and/or acts as the managing partner or member to approximately 24 partnerships and limited liability companies (“LLCs”). These entities were established for the purpose of investing in equity and debt securities of public and private investments and were initially financed through the capital commitments of the members. At December 31, 2009, the Company’s aggregate net investment in these partnerships and LLCs totaled $13.5 million. The Company’s remaining capital commitment to these partnerships and LLCs was $3.7 million at December 31, 2009.

The Company has identified two LLPs and three LLCs described above as VIEs. The Company is required to consolidate all VIEs for which it is considered to be the primary beneficiary. The determination as to whether the Company is considered to be the primary beneficiary is based on whether the Company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. It was determined that the Company is not the primary beneficiary of these VIEs, even though, the Company owns a significant variable interest in them. These VIEs had assets approximating $182.8 million at December 31, 2009. The Company’s exposure to loss from these entities is $4.9 million, which is the value of its capital contributions recorded in other assets on the consolidated statement of financial condition at December 31, 2009. The Company had no liabilities related to these entities at December 31, 2009.

The Company has not provided financial or other support to the VIEs that it was not previously contractually required to provide as of December 31, 2009.

Note 9	Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers and clearing organizations as of December 31 included:

	2009	2008
(Dollars in thousands)

Receivable arising from unsettled securities transactions, net	$35,324	$79,370
Deposits paid for securities borrowed	166,399	18,475
Receivable from clearing organizations	21,388	17,661
Securities failed to deliver	13,102	2,282
Other	7,838	4,332

	$244,051	$122,120

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Amounts payable to brokers, dealers and clearing organizations as of December 31 included:

(Dollars in thousands)	2009	2008

Deposits received for securities loaned	$25,988	$—
Payable to clearing organizations	11,975	8,482
Securities failed to receive	22,118	1,565
Other	11,737	2

	$71,818	$10,049

Deposits paid for securities borrowed and deposits received for securities loaned approximate the market value of the securities. Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received by the Company on settlement date.

Note 10	Receivables from and Payables to Customers

Amounts receivable from customers as of December 31 included:

	2009	2008
(Dollars in thousands)

Cash accounts	$52,997	$25,787
Margin accounts	18,862	13,441

Total receivables	$71,859	$39,228

Securities owned by customers are held as collateral for margin loan receivables. This collateral is not reflected on the consolidated financial statements. Margin loan receivables earn interest at floating interest rates based on prime rates.

Amounts payable to customers as of December 31 included:

	2009	2008
(Dollars in thousands)

Cash accounts	$35,644	$25,559
Margin accounts	12,535	8,629

Total payables	$48,179	$34,188

Payables to customers primarily comprise certain cash balances in customer accounts consisting of customer funds pending settlement of securities transactions and customer funds on deposit. Except for amounts arising from customer short sales, all amounts payable to customers are subject to withdrawal by customers upon their request.

Note 11	Collateralized Securities Transactions

The Company’s financing and customer securities activities involve the Company using securities as collateral. In the event that the counterparty does not meet its contractual obligation to return securities used as collateral, or customers do not deposit additional securities or cash for margin when required, the Company may be exposed to the risk of reacquiring the securities or selling the securities at unfavorable market prices in order to satisfy its obligations to its customers or counterparties. The Company seeks to control this risk by monitoring the market value of securities pledged or used as collateral on a daily basis and requiring adjustments in the event of excess market exposure.

In the normal course of business, the Company obtains securities purchased under agreements to resell, securities borrowed and margin agreements on terms that permit it to repledge or resell the securities to others.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

The Company obtained securities with a fair value of approximately $332.3 million and $97.9 million at December 31, 2009 and 2008, respectively, of which $144.5 million and $62.3 million, respectively, has been either pledged or otherwise transferred to others in connection with the Company’s financing activities or to satisfy its commitments under financial instruments and other inventory positions sold, but not yet purchased.

Note 12	Other Assets

Other assets included investments in public companies valued at fair value, investments in private companies and bridge-loans valued at cost, investments in private equity partnerships that are valued using the equity method of accounting, net deferred tax assets, income tax receivables and prepaid expenses.

Other assets at December 31 included:

	2009	2008
(Dollars in thousands)

Investments at fair value	$3,379	$2,174
Investments at cost	33,687	33,988
Investments valued using equity method	14,825	19,817
Deferred income tax assets	80,058	87,420
Income tax receivables	453	35,268
Prepaid expenses	5,840	5,779
Other	1,393	1,292

Total other assets	$139,635	$185,738

Note 13	Goodwill and Intangible Assets

The following table presents the changes in the carrying value of goodwill and intangible assets for the year ended December 31:

(Dollars in thousands)

Goodwill
Balance at December 31, 2007	$284,804
Goodwill acquired	6,278
Impairment losses	(130,500)

Balance at December 31, 2008	160,582
Goodwill acquired	4,043
Impairment losses	—

Balance at December 31, 2009	$164,625

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

(Dollars in thousands)

Intangible assets
Balance at December 31, 2007	$17,144
Intangible assets acquired	—
Amortization of intangible assets	(2,621)
Impairment losses	—

Balance at December 31, 2008	14,523
Intangible assets acquired	—
Amortization of intangible assets	(2,456)
Impairment losses	—

Balance at December 31, 2009	$12,067

The Company tests goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist that could indicate possible impairment. The Company tests for impairment at the reporting unit level, which are generally one level below its operating segments. The Company has identified two principal reporting units: capital markets and asset management. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of our two principal reporting units based on the following factors: our market capitalization, a discounted cash flow model using revenue and profit forecasts, public market comparables and multiples of recent mergers and acquisitions of similar businesses. The estimated fair values of our reporting units are compared with their carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value.

The Company completed its annual goodwill impairment testing as of November 30, 2009, and no impairment was identified. In 2008, the Company recorded a non-cash goodwill impairment charge of $130.5 million. The charge related to the capital markets reporting unit and primarily pertained to goodwill created from the 1998 acquisition of Piper Jaffray by U.S. Bancorp, which was retained by the Company when the Company spun-off from U.S. Bancorp on December 31, 2003. The fair value of the capital markets reporting unit was calculated based on the following factors: market capitalization, a discounted cash flow model using revenue and profits forecasts and public company comparables. The impairment charge resulted from deteriorating economic and market conditions in 2008, which led to reduced valuations from these factors.

The addition of goodwill during 2008 and 2009 was the result of FAMCO meeting certain performance conditions set forth in the 2007 purchase agreement with the Company. The purchase agreement included the potential for additional cash consideration to be paid in the form of three annual payments in 2008, 2009 and 2010 contingent upon revenue exceeding certain revenue run-rate thresholds. The Company expects 100 percent of goodwill acquired in 2008 and 2009 to be deductible for income tax purposes.

Intangible assets with determinable lives consist of asset management contractual relationships, non-compete agreements and certain trade names and trademarks that are amortized over their estimated useful lives ranging

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

from three to ten years. The following table presents the aggregate intangible asset amortization expense for the years ended:

(Dollars in thousands)
2010	$2,312
2011	2,177
2012	1,804
2013	1,687
2014	1,578
Thereafter	2,509

$12,067

Note 14	Fixed Assets

The following is a summary of fixed assets as of December 31:

	2009	2008
(Dollars in thousands)
Furniture and equipment	$36,142	$40,287
Leasehold improvements	20,459	19,990
Software	18,763	17,949
Projects in process	795	1,293

Total	76,159	79,519
Less accumulated depreciation and amortization	(59,563)	(59,485)

	$16,596	$20,034

For the years ended December 31, 2009, 2008 and 2007, depreciation and amortization of furniture and equipment, leasehold improvements and software totaled $7.2 million, $9.0 million and $9.1 million, respectively, and are included in occupancy and equipment on the consolidated statements of operations.

Note 15	Short-Term Financing

The following is a summary of short-term financing and the weighted average interest rate on borrowings as of December 31:

			Weighted Average
	Outstanding Balance		Interest Rate
	2009	2008	2009	2008
(Dollars in thousands)

Bank lines (secured)	$68,000	$9,000	1.35%	2.72%
Commercial paper (secured)	22,079	—	1.25%	N/A

Total short-term financing	$90,079	$9,000

The Company has committed short-term bank line financing available on a secured basis and uncommitted short-term bank line financing available on both a secured and unsecured basis. The Company uses these credit facilities in the ordinary course of business to fund a portion of its daily operations and the amount borrowed under these credit facilities varies daily based on the Company’s funding needs.

The Company’s committed short-term bank line financing at December 31, 2009 consisted of a $250 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in September 2009. Advances under

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

this facility are secured by certain marketable securities. The unpaid principal amount of all advances under this facility will be due on September 30, 2010. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis.

The Company’s uncommitted secured lines at December 31, 2009 totaled $275 million with three banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company’s uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. In addition, the Company has established arrangements to obtain financing by another broker dealer at the end of each business day related specifically to its convertible inventory.

In 2009, the Company initiated a secured commercial paper program to fund a portion of its securities inventory. The senior secured commercial paper notes (“Series A CP Notes”) are secured by the Company’s securities inventory with maturities on the Series A CP Notes ranging from thirty days to two hundred seventy days from date of issuance. The Series A CP Notes are interest bearing or sold at a discount to par with an interest rate based on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin.

As part of these short-term financing arrangements, the Company is subject to various financial and operational covenants. At December 31, 2009, the Company was in compliance with all covenants related to its financing facilities.

Note 16	Variable Rate Senior Notes

On December 31, 2009, the Company issued unsecured variable rate senior notes (“Notes”) in the amount of $120 million. The initial holders of the Notes are certain entities advised by Pacific Investment Management Company LLC (“PIMCO”). Interest is based on an annual rate equal to LIBOR plus 4.10%, adjustable and payable quarterly. The weighted average interest rate in 2009 was 4.35 percent. The proceeds from the Notes will be used to fund a portion of the Advisory Research Holdings, Inc. acquisition contemplated by the securities purchase agreement entered into on December 20, 2009, discussed further in Note 26 to our consolidated financial statements. The unpaid principal amount of the Notes will be due on December 31, 2010.

Note 17	Contingencies and Commitments

Loss Contingencies

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

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

consolidated financial condition of the Company. However, if during any period a potential adverse contingency should become probable or resolved for an amount in excess of the established reserves, the results of operations in that period could be materially adversely affected.

Litigation-related reserve activity for continuing operations included within other operating expenses resulted in an expense of $2.5 million, an expense of $2.0 million, and a benefit of $4.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Gain Contingencies

The Company is the claimant in a FINRA arbitration proceeding against another securities firm and certain former employees of the Company. The claim relates to the circumstances surrounding the departure of these employees from the Company and their hiring by such other firm. While it is inherently difficult to predict the outcome of arbitration matters, the Company believes that its claim has merit and that a favorable ruling by the arbitration panel could result in an award of monetary damages, which award could materially affect the Company’s results of operations in the period in which the award is made. There can be no assurance in this regard, however. No gain contingency has been reflected in the Company’s consolidated financial statements.

Operating Lease Commitments

The Company leases office space throughout the United States and in a limited number of foreign countries where the Company’s international operations reside. The Company’s only material lease is for its corporate headquarters located in Minneapolis, Minnesota. Aggregate minimum lease commitments under operating leases as of December 31, 2009 are as follows:

(Dollars in thousands)

2010	$16,101
2011	12,487
2012	11,311
2013	10,934
2014	6,048
Thereafter	4,738

$61,619

Total minimum rentals to be received from 2010 through 2016 under noncancelable subleases were $13.4 million at December 31, 2009.

Rental expense, including operating costs and real estate taxes, charged to continuing operations was $14.9 million, $16.1 million and $15.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Fund Commitments

As of December 31, 2009, the Company had commitments to invest approximately $3.7 million in limited partnerships that make investments in private equity and venture capital funds. The commitments are estimated to be funded, if called, through the end of the respective investment periods ranging from 2010 to 2011.

Loan Commitments

As of December 31, 2009, the Company had commitments of $5.0 million for short-term bridge loan financings for our clients.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Other Commitments

The Company is a member of numerous exchanges and clearinghouses. Under the membership agreements with these entities, members generally are required to guarantee the performance of other members, and if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. The Company’s maximum potential liability under these arrangements cannot be quantified. However, management believes the likelihood that the Company would be required to make payments under these arrangements is remote. Accordingly, no liability is recorded in the consolidated financial statements for these arrangements.

Concentration of Credit Risk

The Company provides investment, capital-raising and related services to a diverse group of domestic and foreign customers, including governments, corporations, and institutional and individual investors. The Company’s exposure to credit risk associated with the non-performance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets and regulatory changes. This exposure is measured on an individual customer basis and on a group basis for customers that share similar attributes. To alleviate the potential for risk concentrations, counterparty credit limits have been implemented for certain products and are continually monitored in light of changing customer and market conditions.

Note 18	Restructuring

The Company incurred pre-tax restructuring-related expenses of $3.6 and $17.9 million for the years ended December 31, 2009 and 2008. The expense was incurred to restructure the Company’s operations as a means to better align its cost infrastructure with its revenues. The Company determined restructuring charges and related accruals based on a specific formulated plan.

The components of this charge are shown below:

	2009	2008
(Dollars in thousands)

Severance and employee-related	$2,787	$12,473
Lease terminations and asset write-downs	785	5,392

Total	$3,572	$17,865

Severance and employee-related charges included the cost of severance, other benefits and outplacement costs associated with the termination of employees. The severance amounts were determined based on the Company’s severance pay program in place at the time of termination.

Lease terminations and asset write-downs represented costs associated with redundant office space and equipment disposed of as part of the restructuring plan. Payments related to terminated lease contracts continue through the original terms of the leases, which run for various periods, with the longest lease term running through 2016.

In 2006, the Company incurred pre-tax restructuring costs in connection with the sale of the Company’s PCS branch network to UBS. The costs were incurred upon implementation of a specific restructuring plan to reorganize the Company’s support infrastructure as a result of the sale.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

The following table presents a summary of activity with respect to the restructuring-related liabilities included within other liabilities and accrued expense on the statements of financial condition.

	Other	PCS
	Restructuring	Restructure
(Dollars in thousands)

Balance at December 31, 2007	$—	$14,566
Provision charged to continuing operations	17,865	—
Recovery of provision charged to discontinued operations	—	(176)
Cash outlays	(5,846)	(4,220)
Non-cash write-downs	(3,490)	(242)

Balance at December 31, 2008	8,529	9,928
Provision charged to continuing operations	3,196	376
Recovery of provision charged to continuing operations	(599)	—
Cash outlays	(8,966)	(2,739)
Non-cash write-downs	(268)	—

Balance at December 31, 2009	$1,892	$7,565

Note 19	Shareholders’ Equity

The certificate of incorporation of Piper Jaffray Companies provides for the issuance of up to 100,000,000 shares of common stock with a par value of $0.01 per share and up to 5,000,000 shares of undesignated preferred stock with a par value of $0.01 per share.

Common Stock

The holders of Piper Jaffray Companies common stock are entitled to one vote per share on all matters to be voted upon by the shareholders. Subject to preferences that may be applicable to any outstanding preferred stock of Piper Jaffray Companies, the holders of its common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Piper Jaffray Companies board of directors out of funds legally available for that purpose. In the event that Piper Jaffray Companies is liquidated or dissolved, the holders of its common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to any prior distribution rights of Piper Jaffray Companies preferred stock, if any, then outstanding. The holders of the common stock have no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to Piper Jaffray Companies common stock.

Piper Jaffray Companies does not intend to pay cash dividends on its common stock for the foreseeable future. Instead, Piper Jaffray Companies intends to retain all available funds and any future earnings for use in the operation and expansion of its business and to repurchase outstanding common stock to the extent authorized by its board of directors. Additionally, as set forth in Note 24, there are dividend restrictions on Piper Jaffray.

During the year ended December 31, 2009, the Company issued 134,700 common shares out of treasury in fulfillment of $3.8 million in obligations under the Piper Jaffray Companies Retirement Plan (“Retirement Plan”) and issued 330,791 common shares out of treasury as a result of vesting and exercise transactions under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (the “Incentive Plan”). During the year ended December 31, 2008, the Company issued 90,140 common shares out of treasury in fulfillment of $3.7 million in obligations under the Retirement Plan. The Company also issued 372,384 common shares out of treasury as a result of vesting and exercise transactions under the Incentive Plan.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

In the second quarter of 2008, the Company’s board of directors authorized the repurchase of up to $100 million in common shares through June 30, 2010. During the year ended December 31, 2009, the Company repurchased an additional 522,694 shares of the Company’s common stock at an average price of $45.74 per share for an aggregate purchase price of $23.9 million. The Company has $61.1 million remaining under this authorization.

Preferred Stock

The Piper Jaffray Companies board of directors has the authority, without action by its shareholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, which may be greater than the rights associated with the common stock. It is not possible to state the actual effect of the issuance of any shares of preferred stock upon the rights of holders of common stock until the Piper Jaffray Companies board of directors determines the specific rights of the holders of preferred stock. However, the effects might include, among other things, the following: restricting dividends on its common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock and delaying or preventing a change in control of Piper Jaffray Companies without further action by its shareholders.

Rights Agreement

Piper Jaffray Companies has adopted a rights agreement. The issuance of a share of Piper Jaffray Companies common stock also constitutes the issuance of a preferred stock purchase right associated with such share. These rights are intended to have anti-takeover effects in that the existence of the rights may deter a potential acquirer from making a takeover proposal or a tender offer for Piper Jaffray Companies stock.

Note 20	Earnings Per Share

The Company calculates earnings per share using the two-class method (see Note 2). Basic earnings per common share is computed by dividing net income/(loss) applicable to common shareholders by the weighted average number of common shares outstanding for the period. Net income/(loss) applicable to common shareholders represents net income/(loss) reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options. The computation of earnings per share is as follows:

	2009		2008		2007
(Amounts in thousands, except per share data)

Net income/(loss)	$30,369		$(182,975)		$21,943
Earnings allocated to participating stock awards	(5,481)		—		(2,116)

Net income/(loss) applicable to common shareholders(2)	$24,888		$(182,975)		$19,827

Shares for basic and diluted calculations:
Average shares used in basic computation	15,952		15,837		16,474
Stock options	55		27		104
Restricted stock	—	(3)	2,334		—	(3)

Average shares used in diluted computation	16,007		18,198		16,578

Earnings per share:
Basic	$1.56		$(11.55)		$1.20
Diluted	$1.55		$(11.55	)(1)	$1.20	(1)

(1)	Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding in periods a loss is incurred.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

(2)	Net income applicable to common shareholders for diluted and basic EPS may differ under the two-class method as a result of adding the effect of the assumed exercise of stock options to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for purposes of calculating diluted and basic EPS.

(3)	Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the calculation using the treasury-stock method.

The anti-dilutive effects from stock options were immaterial for the periods ended December 31, 2009, 2008 and 2007.

Note 21	Employee Benefit Plans

The Company has various employee benefit plans, and substantially all employees are covered by at least one plan. The plans include a tax-qualified retirement plan (the “Retirement Plan”), a frozen non-qualified retirement plan, a post-retirement medical plan, and health and welfare plans. During the years ended December 31, 2009, 2008 and 2007, the Company incurred employee benefit expenses from continuing operations of $10.9 million, $11.8 million and $10.7 million, respectively.

Retirement Plan

The Retirement Plan consists of a defined contribution retirement savings plan. The defined contribution retirement savings plan allows qualified employees, at their option, to make contributions through salary deductions under Section 401(k) of the Internal Revenue Code. Employee contributions are 100 percent matched by the Company to a maximum of six percent of recognized compensation up to the social security taxable wage base. Although the Company’s matching contribution vests immediately, a participant must be employed on December 31 to receive that year’s matching contribution. The matching contribution can be made in cash or Piper Jaffray Companies common stock, at the Company’s discretion.

Pension and Post-Retirement Medical Plan

Certain employees participate in the Piper Jaffray Companies Non-Qualified Retirement Plan (“the Pension Plan”), an unfunded, non-qualified cash balance pension plan. The Company froze the plan effective January 1, 2004, thereby eliminating future benefits related to pay increases and excluding new participants from the plan. Effective December 31, 2009, the Company resolved to terminate the plan through lump sum cash distributions to all participants. These cash payments are estimated to total approximately $10 million and will be based on the December 31, 2009 actuarial valuation of the plan. The lump sum distributions are expected to occur in the first quarter of 2010 and result in an estimated one-time pre-tax gain of approximately $0.9 million related to the difference in the amount of expense recorded for the plan and the actual expense incurred. Settlement accounting required by FASB Accounting Standards Codification Topic 715, “Compensation — Retirement Benefits,” (“ASC 715”) is expected to be triggered on the date the distributions are made to the participants.

The Company accounts for its pension and post-retirement medical plans using the recognition and disclosure provisions required by ASC 715. The Company recognizes the funded status of its plans in the consolidated statements of financial condition with a corresponding adjustment to accumulated other comprehensive income, net of tax. The net unrecognized actuarial losses and unrecognized prior service costs are amortized as a component of net periodic benefit cost. Further, actuarial gains and losses that arise and are not recognized as net periodic benefit cost in the same periods are recognized as a component of other comprehensive income. These amounts are amortized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income. Additionally, ASC 715 was clarified in 2008 to require the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. Prior to this amended provision, the Company used a September 30 measurement date for the pension and post-retirement benefit plans.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

In 2008, the Company paid out amounts under the Pension Plan that exceeded its service and interest cost. These payouts triggered settlement accounting under ASC 715, which resulted in recognition of pre-tax settlement losses of $0.1 million in 2008.

All employees of the Company who meet defined age and service requirements are eligible to receive post-retirement health care benefits provided under a post-retirement benefit plan established by the Company in 2004. The estimated cost of these retiree health care benefits is accrued during the employees’ active service.

Financial information on changes in benefit obligation, fair value of plan assets and the funded status of the pension and post-retirement benefit plans as of December 31, 2009, 2008 and 2007 are as follows:

	Pension Benefits			Medical Benefits
	2009	2008	2007	2009	2008	2007
(Dollars in thousands)

Change in benefit obligation:
Benefit obligation, at beginning of year(1)	$11,642	$12,239	$11,817	$556	$523	$431
Service cost	—	—	—	72	83	69
Interest cost	724	932	707	33	38	26
Plan participants’ contributions	—	—	—	196	190	96
Net actuarial loss/(gain)	(1,500)	77	127	(109)	(66)	19
Settlement gain	—	(133)	—	—	—	—
Benefits paid	(788)	(1,473)	(412)	(188)	(212)	(118)

Benefit obligation at measurement date(1)	$10,078	$11,642	$12,239	$560	$556	$523

Change in plan assets:
Fair value of plan assets at beginning of year(1)	$—	$—	$—	$—	$—	$—
Employer contributions	788	1,473	412	(8)	22	22
Plan participants’ contributions	—	—	—	196	190	96
Benefits paid	(788)	(1,473)	(412)	(188)	(212)	(118)

Fair value of plan assets at measurement date(1)	$—	$—	$—	$—	$—	$—

Funded status at measurement date(1)	$(10,078)	$(11,642)	$(12,239)	$(560)	$(556)	$(523)
Employer fourth quarter contributions	—	—	(174)	—	—	(45)
Benefits paid in fourth quarter	—	—	19	—	—	40

Amounts recognized in the consolidated statements of financial condition	$(10,078)	$(11,642)	$(12,394)	$(560)	$(556)	$(528)

Components of accumulated other comprehensive (income)/loss, net of tax:
Net actuarial loss	$6	$949	$1,148	$(53)	$14	$57
Prior service credits	—	—	—	(18)	(30)	(46)

Total at December 31	$6	$949	$1,148	$(71)	$(16)	$11

(1)	Beginning in 2008, the measurement date was December 31. In 2007, the measurement date was September 30.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

The components of the net periodic benefits costs for the years ended December 31, 2009, 2008 and 2007, are as follows:

				Post-Retirement
	Pension Benefits			Medical Benefits
	2009	2008	2007	2009	2008	2007
(Dollars in thousands)

Service cost	$—	$—	$—	$72	$66	$69
Interest cost	724	745	707	33	31	26
Amortization of prior service credit	—	—	—	(20)	(20)	(20)
Amortization of net loss	39	65	42	—	3	2

Net periodic benefit cost	$763	$810	$749	$85	$80	$77
Settlement loss/(gain)	—	178	(328)	—	—	—

Total expense for the year	$763	$988	$421	$85	$80	$77

Amortization of net actuarial gains expected to be recognized during 2010 is approximately $2,000 for the post-retirement medical plan. In addition, the post-retirement medical plan expects to recognize a credit of $20,000 in 2010 for the amortization of prior service credits.

The assumptions used in the measurement of the Company’s benefit obligations are as follows:

				Post-Retirement
	Pension Benefits			Medical Benefits
	2009	2008	2007	2009	2008	2006

Discount rate used to determine year-end obligation	6.00%	6.50%	6.50%	6.00%	6.50%	6.50%
Discount rate used to determine fiscal year expense	6.50%	6.50%	6.25%	6.50%	6.50%	6.25%
Expected long-term rate of return on participant balances	N/A	6.50%	6.50%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

	2009	2008	2007

Health care cost trend rate assumed for next year (pre-medicare/post-medicare)	9.0%/9.0%	7.0%/8.0%	7.5%/9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate) (pre-medicare/post-medicare)	5.0%/5.0%	5.0%/5.0%	5.0%/5.0%
Year that the rate reaches the ultimate trend rate (pre-medicare/post-medicare)	2018/2018	2012/2013	2012/2013

A one-percentage-point change in the assumed health care cost trend rates would not have a material effect on the Company’s post-retirement benefit obligations or net periodic post-retirement benefit cost. The pension plan

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

and post-retirement medical plan do not have assets and are not funded. Pension and post-retirement benefit payments, which reflect expected future service, are expected to be paid as follows:

		Post-Retirement
	Pension Benefits	Benefits
(Dollars in thousands)

2010	$10,078	$78
2011	—	59
2012	—	52
2013	—	51
2014	—	55
2015 to 2019	—	433

	$10,078	$728

Health and Welfare Plans

Company employees who meet certain work schedule and service requirements are eligible to participate in the Company’s health and welfare plans. The Company subsidizes the cost of coverage for employees. The medical plan contains cost-sharing features such as deductibles and coinsurance.

Note 22	Stock-Based Compensation

The Company maintains one stock-based compensation plan, the Incentive Plan. The plan permits the grant of equity awards, including restricted stock and non-qualified stock options, to the Company’s employees and directors for up to 7.0 million shares of common stock. The Company periodically grants shares of restricted stock to employees and grants shares of Piper Jaffray Companies common stock to its non-employee directors. The Company also previously granted options to purchase Piper Jaffray Companies common stock to employees and non-employee directors. The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The awards granted to employees have the following vesting periods: approximately 79 percent of the awards have three-year cliff vesting periods, approximately 11 percent of the awards vest ratably from 2011 through 2013 on the annual grant date anniversary, and approximately 10 percent of the awards cliff vest upon meeting a specific performance-based metric prior to May 2013. The director awards are fully vested upon grant. The maximum term of the stock options granted to employees and directors is ten years. The plan provides for accelerated vesting of option and restricted stock awards if there is a change in control of the Company (as defined in the plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.

The Company accounts for equity awards, as defined by ASC 718, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations at grant date fair value over the service period of the award, net of estimated forfeitures.

Employee and director stock options are expensed by the Company on a straight-line basis over the required service period, based on the estimated fair value of the award on the date of grant using a Black-Scholes option-pricing model. ASC 718 requires the Company to recognize the expense over the required service period.

Restricted stock grants are valued at the market price of the Company’s common stock on the date of grant. Restricted stock grants are amortized over the service period. The majority of the Company’s restricted stock grants provide for continued vesting after termination, so long as the employee does not violate certain post-termination restrictions. These post-termination restrictions do not meet the criteria for an in-substance service condition as defined by ASC 718. Accordingly, such restricted stock grants are expensed in the period in which those awards are deemed to be earned, which is generally the calendar year preceding the February grant date each year.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Performance-based restricted stock awards granted in 2008 and 2009 were valued at the market price of the Company’s common stock on the date of grant. The restricted shares are amortized on a straight-line basis over the period the Company expects the performance target to be met. The performance condition must be met for the awards to vest and total compensation cost will be recognized only if the performance condition is satisfied. The probability that the performance conditions will be achieved and that the awards will vest is reevaluated each reporting period with changes in actual or estimated outcomes accounted for using a cumulative effect adjustment.

The Company recorded compensation expense within continuing operations of $44.3 million, $26.6 million and $64.6 million for the years ended December 31, 2009, 2008 and 2007, respectively, related to employee restricted stock. The tax benefit related to the total compensation cost for stock-based compensation arrangements totaled $17.5 million, $10.2 million and $24.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

In accordance with ASC 718, if any equity award is cancelled as a result of violating the post-termination restrictions, the lower of the fair value of the award at grant date or the fair value of the award at the date of cancellation is recorded within the consolidated statements of operations as other income. The Company recorded $3.6 million, $6.1 million and $5.5 million of cancellations for the years ended December 31, 2009, 2008 and 2007, respectively.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model, which is based on assumptions such as the risk-free interest rate, the dividend yield, the expected volatility and the expected life of the option. The risk-free interest rate assumption is derived from the U.S. treasury bill rate with a maturity equal to the expected life of the option. The dividend yield assumption is derived from the assumed dividend payout over the expected life of the option. The expected volatility assumption for the 2007 and 2008 option grants was derived from a combination of Company historical data and industry comparisons. The Company has only been a publicly traded company since the beginning of 2004 and does not have sufficient historical data to determine an appropriate expected volatility solely from the Company’s own historical data. The expected life assumption is based on an average of the following two factors: 1) industry comparisons; and 2) the guidance provided by the SEC in Staff Accounting Bulletin No. 110, (“SAB 110”). SAB 110 allows the use of an “acceptable” methodology under which the Company can take the midpoint of the vesting date and the full contractual term. The following table provides a summary of the valuation assumptions used by the Company to determine the estimated value of stock option grants in Piper Jaffray Companies common stock for the twelve months ended December 31:

	2008	2007

Weighted average assumptions in option valuation:
Risk-free interest rates	3.03%	4.68%
Dividend yield	0.00%	0.00%
Stock volatility factor	33.61%	32.20%
Expected life of options (in years)	6.00	6.00
Weighted average fair value of options granted	$15.73	$28.57

The Company did not grant stock options during the year ended December 31, 2009.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

The following table summarizes the changes in the Company’s outstanding stock options for the years ended December 31, 2009, 2008 and 2007:

			Weighted Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term (Years)	Value

December 31, 2006	510,181	$43.25	7.8	$11,172,964
Granted	35,641	70.13
Exercised	(51,170)	46.92
Canceled	(23,937)	41.09

December 31, 2007	470,715	$44.99	7.1	$1,988,641
Granted	128,887	41.09
Exercised	(899)	39.62
Canceled	(27,636)	42.04

December 31, 2008	571,067	$44.27	6.7	$322,749
Granted	—	—
Exercised	(30,213)	39.92
Canceled	(2,050)	41.19

December 31, 2009	538,804	$44.50	5.7	$4,237,480

Options exercisable at December 31, 2007	182,120	$46.32	6.5	$474,294
Options exercisable at December 31, 2008	377,999	$42.66	5.8	$322,749
Options exercisable at December 31, 2009	390,854	$43.35	4.8	$3,126,838

Additional information regarding Piper Jaffray Companies options outstanding as of December 31, 2009 is as follows:

	Options Outstanding			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$28.01	22,852	5.3	$28.01	22,852	$28.01
$33.40	4,001	5.6	$33.40	4,001	$33.40
$39.62	176,608	4.8	$39.62	176,608	$39.62
$41.09	128,887	8.1	$41.09	12,223	$41.09
$47.30 — $51.05	159,043	4.3	$47.70	159,043	$47.70
$70.13 — $70.65	47,413	6.9	$70.26	14,434	$70.55

As of December 31, 2009, there was no unrecognized compensation cost related to stock options expected to be recognized over future years.

Cash received from option exercises for the years ended December 31, 2009, 2008 and 2007 were $1.2 million, $0.4 million and $2.4, respectively. The fair value of options exercised during the years ended December 31, 2009, 2008 and 2007 were $0.5 million, $0.02 million and $1.1 million. The tax benefit realized for the tax deduction from option exercises totaled $0.5 million, $0.01 million and $0.4 for the years ended December 31, 2009, 2008 and 2007, respectively.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

The following table summarizes the changes in the Company’s non-vested restricted stock for the years ended December 31, 2009, 2008 and 2007:

		Weighted
	Nonvested	Average
	Restricted	Grant Date
	Stock	Fair Value

December 31, 2006	1,556,801	$43.81
Granted	793,948	66.08
Vested	(314,905)	48.70
Canceled	(207,875)	50.05

December 31, 2007	1,827,969	$51.93
Granted	2,151,449	40.23
Vested	(585,419)	37.46
Canceled	(216,054)	49.03

December 31, 2008	3,177,945	$46.87
Granted	908,188	26.58
Vested	(477,602)	47.94
Canceled	(95,782)	43.29

December 31, 2009	3,512,749	$40.46

The fair value of restricted stock vested during the years ended December 31, 2009, 2008 and 2007 were $22.9 million, $21.9 million and $15.3 million.

As of December 31, 2009, there was $27.2 million of total unrecognized compensation cost related to restricted stock expected to be recognized over a weighted average period of 2.57 years.

The Company has a policy of issuing shares out of treasury (to the extent available) to satisfy share option exercises and restricted stock vesting. The Company expects to withhold approximately 0.1 million shares from employee equity awards vesting in 2010, related to the payment of individual income tax on restricted stock vesting. For accounting purposes, withholding shares to cover employees’ tax obligations is deemed to be a repurchase of shares by the Company.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Note 23	Geographic Areas

The following table presents net revenues and long-lived assets by geographic region:

	Year Ended December 31,
	2009	2008	2007
(Dollars in thousands)

Net revenues:
United States	$427,183	$283,093	$436,620
Europe	19,801	26,554	37,429
Asia	21,806	16,750	30,329

Consolidated	$468,790	$326,397	$504,378

	December 31,
(Dollars in thousands)	2009	2008

Long-lived assets:
United States	$260,439	$269,862
Europe	965	1,290
Asia	11,943	11,408

Consolidated	$273,347	$282,560

Note 24	Net Capital Requirements and Other Regulatory Matters

Piper Jaffray is registered as a securities broker dealer with the SEC and is a member of various self regulatory organizations (“SROs”) and securities exchanges. The Financial Industry Regulatory Authority (“FINRA”) serves as Piper Jaffray’s primary SRO. Piper Jaffray is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. Piper Jaffray has elected to use the alternative method permitted by the SEC rule, which requires that it maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as such term is defined in the SEC rule. Under its rules, FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated debt, dividend payments and other equity withdrawals by Piper Jaffray are subject to certain notification and other provisions of the SEC and FINRA rules. In addition, Piper Jaffray is subject to certain notification requirements related to withdrawals of excess net capital.

At December 31, 2009, net capital calculated under the SEC rule was $335.2 million, and exceeded the minimum net capital required under the SEC rule by $333.8 million.

Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the U.K. Financial Services Authority (“FSA”). As of December 31, 2009, Piper Jaffray Ltd. was in compliance with the capital requirements of the FSA.

Piper Jaffray Asia Holdings Limited operates three entities licensed by the Hong Kong Securities and Futures Commission, which are subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rules promulgated under the Securities and Futures Ordinance. As of December 31, 2009, Piper Jaffray Asia regulated entities were in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Ordinance.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Note 25	Income Taxes

Income tax expense is provided using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial statement purposes, using current tax rates.

The components of income tax expense/(benefit) from continuing operations are as follows:

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007

Current:
Federal	$19,420	$(33,467)	$13,309
State	2,636	—	2,594
Foreign	308	—	1,668

	22,364	(33,467)	17,571

Deferred:
Federal	2,825	(374)	(9,806)
State	1,810	(4,152)	(1,536)
Foreign	(816)	(2,140)	(439)

	3,819	(6,666)	(11,781)

Total income tax expense/(benefit)	$26,183	$(40,133)	$5,790

A reconciliation of the statutory federal income tax rates to the Company’s effective tax rates for the fiscal years ended December 31, is as follows:

(Dollars in thousands)	2009	2008	2007

Federal income tax at statutory rates	$19,793	$(78,262)	$10,650
Increase (reduction) in taxes resulting from:
State income taxes, net of federal tax benefit	3,091	(2,699)	589
Net tax-exempt interest income	(2,914)	(7,958)	(5,033)
Foreign jurisdictions tax rate differential	1,294	2,661	(421)
Change in valuation allowance	2,370	2,630	—
Goodwill impairment	—	42,580	—
Other, net	2,549	915	5

Total income tax expense/(benefit)	$26,183	$(40,133)	$5,790

Income taxes from discontinued operations were $0.3 million expense and $2.4 million benefit for the years ended December 31, 2008 and 2007, respectively.

In accordance with ASC 740, U.S. income taxes are not provided on undistributed earnings of international subsidiaries that are permanently reinvested. As of December 31, 2009, undistributed earnings permanently reinvested in the Company’s foreign subsidiaries were not material.

Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for the same items for income

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

tax reporting purposes. The net deferred tax asset included in other assets on the consolidated statements of financial condition consisted of the following items at December 31:

(Dollars in thousands)	2009	2008	2007

Deferred tax assets:
Liabilities/accruals not currently deductible	$3,806	$10,697	$10,444
Pension and retirement costs	4,138	4,721	4,959
Deferred compensation	65,150	60,790	61,945
Other	14,150	16,218	6,492

Total deferred tax assets	87,244	92,426	83,840
Valuation allowance	(5,000)	(2,630)	—

Deferred tax assets after valuation allowance	82,244	89,796	83,840

Deferred tax liabilities:
Firm investments	676	104	795
Fixed assets	496	316	1,314
Other	1,014	1,956	135

Total deferred tax liabilities	2,186	2,376	2,244

Net deferred tax asset	$80,058	$87,420	$81,596

The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. The Company believes that its future tax profits will be sufficient to recognize its U.S. deferred tax assets. The Company has recorded a deferred tax asset valuation allowance of $5.0 million as of December 31, 2009 related to foreign subsidiary net operating loss carry forwards.

The Company adopted the updated provisions of ASC 740 on January 1, 2007, which required tax reserves to be recorded for uncertain tax positions on the statement of financial condition. Implementation of these provisions resulted in no adjustment to the Company’s liability for unrecognized tax benefits. As of the date of adoption the

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

total amount of unrecognized tax benefits was $1.1 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)

Balance at January 1, 2007	$1,100
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	9,400
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	10,500
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(300)
Settlements	—

Balance at December 31, 2008	10,200
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(100)
Settlements	(500)

Balance at December 31, 2009	$9,600

Approximately $6.1 million of the Company’s unrecognized tax benefits would impact the annual effective tax rate if recognized. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2009, 2008 and 2007, the Company recognized approximately $0.6 million, $0.8 million and $0.2 million, respectively, in interest and penalties. The Company had approximately $1.6 million and $1.0 million for the payment of interest and penalties accrued at December 31, 2009 and 2008, respectively. The Company or one of its subsidiaries files income tax returns with the U.S. federal jurisdiction, various states and municipalities, and those foreign jurisdictions in which we operate. The Company is not subject to U.S. federal, state and local or non-U.S. tax authorities for taxable years before 2004. The Company does not currently anticipate a change in the Company’s unrecognized tax benefits balance within the next twelve months for the expiration of various statutes of limitation or for resolution of U.S. federal and state examinations.

Note 26	Definitive Agreement to Acquire Advisory Research Holdings, Inc.

On December 20, 2009, the Company entered into a securities purchase agreement (“Agreement”) to acquire Advisory Research Holdings, Inc. (“ARI”), an asset management firm based in Chicago, Illinois. Under the Agreement, the Company agreed to purchase all of the issued and outstanding shares of common stock, junior subordinated debentures, senior subordinated notes and promissory notes of ARI. The transaction is valued at $218 million, payable at closing, composed of $178 million in cash and $40 million of restricted stock. The transaction is expected to close in the first quarter of 2010. The acquisition will be accounted for in accordance with FASB Accounting Standards Codification Topic 805, “Business Combinations,” and the allocation of the purchase price will be finalized upon the transaction close date. A substantial portion of the purchase price will consist of goodwill and intangible assets. For more information regarding the Company’s acquisition of ARI, please refer to the Company’s Form 8-K, filed with the SEC on December 21, 2009.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Note 27	Piper Jaffray Companies (Parent Company Only)

Condensed Statements of Financial Condition

	December 31,
(Amounts in thousands)	2009	2008

Assets
Cash and cash equivalents	$563	$560
Investment in and advances to subsidiaries	938,874	766,000
Goodwill	9,247	9,208
Other assets	65	1,178

Total assets	$948,749	$776,946

Liabilities and Shareholders’ Equity
Variable rate senior notes	$120,000	$—
Accrued compensation	33,379	16,420
Other liabilities	16,754	12,547

Total liabilities	170,133	28,967
Shareholders’ equity	778,616	747,979

Total liabilities and shareholders’ equity	$948,749	$776,946

Condensed Statements of Operations

	Year Ended December 31,
(Amounts in thousands)	2009	2008	2007

Revenues:
Dividends from subsidiaries	$—	$8,500	$182,326
Interest income	4	22	96
Unrealized gain/(loss) on investments	(57)	(897)	75

Total revenues	(53)	7,625	182,497

Expenses:
Total expenses	5,336	13,667	3,859

Income/(loss) before income tax expense/(benefit) and equity in undistributed income of subsidiaries	(5,389)	(6,042)	178,638
Income tax expense/(benefit)	(2,101)	(2,098)	48,060

Income/(loss) of Parent Company	(3,288)	(3,944)	130,578
Equity in undistributed/(distributed in excess of) income of subsidiaries	33,657	(179,031)	(108,635)

Net income/(loss)	$30,369	$(182,975)	$21,943

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2009	2008	2007

Operating Activities:
Net income/(loss)	$30,369	$(182,975)	$21,943
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Stock-based compensation	318	263	465
Goodwill impairment	—	9,983	—
Equity distributed in excess of/(undistributed) income of subsidiaries	(33,657)	179,031	108,635

Net cash provided by/(used in) operating activities	(2,970)	6,302	131,043
Financing Activities:
Issuance of variable rate senior notes	120,000	—	—
Advances from/(to) subsidiaries	(93,119)	9,018	(55,580)
Repurchases of common stock	(23,908)	(14,990)	(79,971)

Net cash provided by/(used in) financing activities	2,973	(5,972)	(135,551)

Net increase/(decrease) in cash and cash equivalents	3	330	(4,508)
Cash and cash equivalents at beginning of year	560	230	4,738

Cash and cash equivalents at end of year	$563	$560	$230

Supplemental disclosures of cash flow information
Cash received/(paid) during the year for:
Interest	$4	$22	$96
Income taxes	$2,101	$2,537	$(48,060)

Piper Jaffray Companies

Supplemental Information

Quarterly Information (unaudited)

	2009 Fiscal Quarter
	First	Second	Third	Fourth
(Amounts in thousands, except per share data)

Total revenues	$86,075	$134,265	$124,997	$137,147
Interest expense	2,193	1,975	5,328	4,198
Net revenues	83,882	132,290	119,669	132,949
Non-interest expenses	80,338	113,872	104,087	113,941
Income before income tax expense	3,544	18,418	15,582	19,008
Income tax expense	6,269	6,842	6,316	6,756
Net income/(loss)	$(2,725)	$11,576	$9,266	$12,252
Net income applicable to common shareholders	N/A	$9,475	$7,576	$10,009

Earnings per basic common share
Earnings/(loss) per basic common share	$(0.17)	$0.59	$0.47	$0.63

Earnings per diluted common share
Earnings/(loss) per diluted common share (1)	$(0.17)	$0.59	$0.47	$0.63

Weighted average number of common shares
Basic	15,868	16,104	16,031	15,803
Diluted (1)	15,868	16,117	16,131	15,908

N/A — Not applicable as no allocation of income was made due to loss position

(1)	Earnings per diluted common shares is calculated using the basic weighted average number of common shares outstanding in periods a loss is incurred.

Piper Jaffray Companies

	2008 Fiscal Quarter
	First	Second	Third	Fourth
(Amounts in thousands, except per share data)

Total revenues	$102,625	$103,547	$76,667	$62,213
Interest expense	6,878	5,826	3,148	2,803
Net revenues	95,747	97,721	73,519	59,410
Non-interest expenses	96,836	105,010	120,221	227,937
Loss from continuing operations before income tax benefit	(1,089)	(7,289)	(46,702)	(168,527)
Income tax benefit	305	(5,776)	(19,166)	(15,496)
Net loss from continuing operations	(1,394)	(1,513)	(27,536)	(153,031)
Income/(loss) from discontinued operations, net of tax	—	1,439	(653)	(287)
Net loss	$(1,394)	$(74)	$(28,189)	$(153,318)

Earnings per basic common share
Loss from continuing operations	$(0.09)	$(0.09)	$(1.75)	$(9.76)
Income/(loss) from discontinued operations	—	0.09	(0.04)	(0.02)

Earnings per basic common share	$(0.09)	$—	$(1.79)	$(9.78)

Earnings per diluted common share
Loss from continuing operations	$(0.09)	$(0.09)	$(1.75)	$(9.76)
Income/(loss) from discontinued operations	—	0.09	(0.04)	(0.02)

Earnings per diluted common share (1)	$(0.09)	$—	$(1.79)	$(9.78)

Weighted average number of common shares
Basic	15,829	16,072	15,772	15,676
Diluted (1)	15,829	16,072	15,772	15,676

(1)	Earnings per diluted common shares is calculated using the basic weighted average number of common shares outstanding in periods a loss is incurred.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding disclosure. During the fourth quarter of our fiscal year ended December 31, 2009, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the attestation report of our independent registered public accounting firm on management’s assessment of internal control over financial reporting are included in Part II, Item 8 entitled “Financial Statements and Supplementary Data” and are incorporated here in by reference.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding our executive officers included in Part I of this Form 10-K under the caption “Executive Officers” is incorporated herein by reference. The information in the definitive proxy statement for our 2010 annual meeting of shareholders to be held on May 5, 2010, under the captions “Item I — Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance — Committees of the Board-Audit Committee,” “Information Regarding the Board of Directors and Corporate Governance — Codes of Ethics and Business Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information in the definitive proxy statement for our 2010 annual meeting of shareholders to be held on May 5, 2010, under the captions “Executive Compensation,” “Certain Relationships and Related Transactions - Compensation Committee Interlocks and Insider Participation,” “Information Regarding the Board of Directors and Corporate Governance — Compensation Program for Non-Employee Directors” and “Information Regarding the Board of Directors and Corporate Governance — Non-Employee Director Compensation for 2009” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information in the definitive proxy statement for our 2010 annual meeting of shareholders to be held on May 5, 2010, under the captions “Security Ownership-Beneficial Ownership of Directors, Nominees and Executive

Officers,” “Security Ownership-Beneficial Owners of More than Five Percent of Our Common Stock” and “Outstanding Equity Awards” are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information in the definitive proxy statement for our 2010 annual meeting of shareholders to be held on May 5, 2010, under the captions “Information Regarding the Board of Directors and Corporate Governance-Director Independence,” “Certain Relationships and Related Transactions-Transactions with Related Persons” and “Certain Relationships and Related Transactions-Review and Approval of Transactions with Related Persons” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information in the definitive proxy statement for our 2010 annual meeting of shareholders to be held on May 5, 2010, under the captions “Audit Committee Report and Payment of Fees to Our Independent Auditor-Auditor Fees” and “Audit Committee Report and Payment of Fees to Our Independent Auditor-Auditor Services Pre-Approval Policy” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	FINANCIAL STATEMENTS OF THE COMPANY.

The Consolidated Financial Statements are incorporated herein by reference and included in Part II, Item 8 to this Form 10-K.

(a)(2)	FINANCIAL STATEMENT SCHEDULES.

All financial statement schedules for the Company have been included the consolidated financial statements or the related footnotes, or are either inapplicable or not required.

(a)(3)	EXHIBITS.

Exhibit		Method of
Number	Description	Filing

2.1	Separation and Distribution Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies #	(1)
2.2	Asset Purchase Agreement dated April 10, 2006, among Piper Jaffray Companies, Piper Jaffray & Co. and UBS Financial Services Inc. #	(2)
2.3	Agreement of Purchase and Sale dated April 12, 2007 among Piper Jaffray Companies, Piper Jaffray Newco Inc., WG CAR, LLC, Charles D. Walbrandt, Joseph E. Gallagher, Jr., Wiley D. Angell, James J. Cunnane, Jr. and Mohammed Riad #	(3)
2.4	Amendment to Agreement of Purchase and Sale dated September 14, 2007 among Piper Jaffray Companies, Piper Jaffray Investment Management Inc. (formerly known as Piper Jaffray Newco Inc.), WG CAR, LLC, Charles D. Walbrandt, Joseph E. Gallagher, Jr., Wiley D. Angell, James J. Cunnane, Jr. and Mohammed Riad	(4)
2.5	Equity Purchase Agreement, dated July 3, 2007, among Piper Jaffray Companies, all owners of the equity interests in Goldbond Capital Holdings Limited (“Sellers”), Ko Po Ming, and certain individuals and entities who are owners of certain Sellers #	(5)
2.6	Securities Purchase Agreement dated December 20, 2009 among Piper Jaffray Companies, Piper Jaffray Newco Inc., Advisory Research Holdings, Inc., each of the persons listed on the signature page thereto and Brien M. O’Brien and TA Associates, Inc. #	(6)
3.1	Amended and Restated Certificate of Incorporation	(7)

Exhibit		Method of
Number	Description	Filing

3.2	Amended and Restated Bylaws	(7)
4.1	Form of Specimen Certificate for Piper Jaffray Companies Common Stock	(8)
4.2	Rights Agreement, dated as of December 31, 2003, between Piper Jaffray Companies and Mellon Investor Services LLC, as Rights Agent #	(1)
4.3	Indenture dated as of December 28, 2009, between Piper Jaffray & Co. and the Bank of New York Mellon #	(9)
10.1	Employee Benefits Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies #	(1)
10.2	Tax Sharing Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies #	(1)
10.3	Insurance Matters Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies #	(1)
10.4	Sublease Agreement, dated as of September 18, 2003, between U.S. Bancorp and U.S. Bancorp Piper Jaffray Inc. #	(10)
10.5	U.S. Bancorp Piper Jaffray Inc. Second Century 2000 Deferred Compensation Plan*	(1)
10.6	U.S. Bancorp Piper Jaffray Inc. Second Century Growth Deferred Compensation Plan (As Amended and Restated Effective September 30, 1998)*	(1)
10.7	Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(11)
10.8	Form of Restricted Stock Agreement for Employee Grants in 2008 (related to 2007 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(12)
10.9	Form of Restricted Stock Agreement for Leadership Team Performance Grants in 2008 under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(13)
10.10	Form of Restricted Stock Agreement for Incremental Grants in 2008 under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(13)
10.11	Form of Restricted Stock Agreement for Employee Grants in 2009 (related to 2008 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	Filed herewith
10.12	Form of Restricted Stock Agreement for Employee Grants in 2010 (related to 2009 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	Filed herewith
10.13	Form of Stock Option Agreement for Employee Grants in 2004 and 2005 (related to 2003 and 2004 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(14)
10.14	Form of Stock Option Agreement for Employee Grants in 2006 (related to 2005 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(15)
10.15	Form of Stock Option Agreement for Employee Grants in 2007 and 2008 (related to 2006 and 2007 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(12)
10.16	Form of Stock Option Agreement for Non-Employee Director Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(10)
10.17	Piper Jaffray Companies Deferred Compensation Plan for Non-Employee Directors*	(16)
10.18	Summary of Non-Employee Director Compensation Program*	Filed herewith
10.19	Summary of Annual Incentive Program for Certain Executive Officers*	(17)
10.20	Employment Agreement by and among Piper Jaffray Asia Holdings Limited, Piper Jaffray Companies and Ko, Po Ming*	(13)

Exhibit		Method of
Number	Description	Filing

10.21	Form of Notice Period Agreement*	(12)
10.22	Loan Agreement (Broker-Dealer VRDN), dated September 30, 2008, between Piper Jaffray & Co. and U.S. Bank National Association #	(18)
10.23	First Amendment to Loan Agreement (Broker-Dealer VRDN), dated November 3, 2008 between Piper Jaffray & Co. and U.S. Bank National Association #	Filed herewith
10.24	Second Amendment to Loan Agreement (Broker-Dealer VRDN), dated September 25, 2009 between Piper Jaffray & Co. and U.S. Bank National Association #	Filed herewith
10.25	Note Purchase Agreement dated December 31, 2009 among Piper Jaffray Companies, Piper Jaffray & Co. and the Purchasers party thereto #	(19)
10.26	International Assignment Letter of Understanding between Piper Jaffray Companies and Robert W. Peterson*	Filed herewith
21.1	Subsidiaries of Piper Jaffray Companies	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
24.1	Power of Attorney	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certifications	Filed herewith

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

#	The Company hereby agrees to furnish supplementally to the Commission upon request any omitted exhibit or schedule.

(1)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year end December 31, 2003, filed with the Commission on March 8, 2004, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on April 11, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on April 13, 2007, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on September 14, 2007, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on July 3, 2007, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on December 21, 2009, and incorporated herein by reference.

(7)	File as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2007, filed with the Commission on August 8, 2007, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Form 10, filed with the Commission on June 25, 2003, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on December 30, 2009, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Amendment No. 2 to Form 10, filed with the Commission on October 23, 2003, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2009, filed with the Commission on July 31, 2009, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Form 10-K For the year ended December 31, 2006, filed with the Commission on March 1, 2007, and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed with the Commission on August 1, 2008, and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, filed with the Commission on August 4, 2004, and incorporated herein by reference.

(15)	Filed as an exhibit to the Company’s Form 10-K For the year ended December 31, 2005, filed with the Commission on March 1, 2006, and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2007, filed with the Commission on May 4, 2007, and incorporated herein by reference.

(17)	Incorporated herein by reference to Item 5.02 of the Company’s Form 8-K, filed with the Commission on February 24, 2010.

(18)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2008, filed with the Commission on November 10, 2008, and incorporated herein by reference.

(19)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on January 4, 2010, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2010.

PIPER JAFFRAY COMPANIES

By	/s/ Andrew S. Duff
Its Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2010.

Signature	Title

/s/ Andrew S. Duff Andrew S. Duff	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Debbra L. Schoneman Debbra L. Schoneman	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Michael R. Francis Michael R. Francis	Director

/s/ Virginia Gambale Virginia Gambale	Director

/s/ B. Kristine Johnson B. Kristine Johnson	Director

/s/ Addison L. Piper Addison L. Piper	Director

/s/ Lisa K. Polsky Lisa K. Polsky	Director

/s/ Frank L. Sims Frank L. Sims	Director

/s/ Jean M. Taylor Jean M. Taylor	Director

Michele Volpi	Director

Exhibit Index

Exhibit		Method of
Number	Description	Filing

2.1	Separation and Distribution Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies #	(1)

2.2	Asset Purchase Agreement dated April 10, 2006, among Piper Jaffray Companies, Piper Jaffray & Co. and UBS Financial Services Inc. #	(2)

2.3	Agreement of Purchase and Sale dated April 12, 2007 among Piper Jaffray Companies, Piper Jaffray Newco Inc., WG CAR, LLC, Charles D. Walbrandt, Joseph E. Gallagher, Jr., Wiley D. Angell, James J. Cunnane, Jr. and Mohammed Riad #	(3)

2.4	Amendment to Agreement of Purchase and Sale dated September 14, 2007 among Piper Jaffray Companies, Piper Jaffray Investment Management Inc. (formerly known as Piper Jaffray Newco Inc.), WG CAR, LLC, Charles D. Walbrandt, Joseph E. Gallagher, Jr., Wiley D. Angell, James J. Cunnane, Jr. and Mohammed Riad	(4)

2.5	Equity Purchase Agreement, dated July 3, 2007, among Piper Jaffray Companies, all owners of the equity interests in Goldbond Capital Holdings Limited (“Sellers”), Ko Po Ming, and certain individuals and entities who are owners of certain Sellers #	(5)

2.6	Securities Purchase Agreement dated December 20, 2009 among Piper Jaffray Companies, Piper Jaffray Newco Inc., Advisory Research Holdings, Inc., each of the persons listed on the signature page thereto and Brien M. O’Brien and TA Associates, Inc. #	(6)

3.1	Amended and Restated Certificate of Incorporation	(7)

3.2	Amended and Restated Bylaws	(7)

4.1	Form of Specimen Certificate for Piper Jaffray Companies Common Stock	(8)

4.2	Rights Agreement, dated as of December 31, 2003, between Piper Jaffray Companies and Mellon Investor Services LLC, as Rights Agent #	(1)

4.3	Indenture dated as of December 28, 2009, between Piper Jaffray & Co. and the Bank of New York Mellon #	(9)

10.1	Employee Benefits Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies #	(1)

10.2	Tax Sharing Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies #	(1)

10.3	Insurance Matters Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies #	(1)

10.4	Sublease Agreement, dated as of September 18, 2003, between U.S. Bancorp and U.S. Bancorp Piper Jaffray Inc. #	(10)

10.5	U.S. Bancorp Piper Jaffray Inc. Second Century 2000 Deferred Compensation Plan*	(1)

10.6	U.S. Bancorp Piper Jaffray Inc. Second Century Growth Deferred Compensation Plan (As Amended and Restated Effective September 30, 1998)*	(1)

Exhibit		Method of
Number	Description	Filing

10.7	Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(11)

10.8	Form of Restricted Stock Agreement for Employee Grants in 2008 (related to 2007 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(12)

10.9	Form of Restricted Stock Agreement for Leadership Team Performance Grants in 2008 under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(13)

10.10	Form of Restricted Stock Agreement for Incremental Grants in 2008 under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(13)

10.11	Form of Restricted Stock Agreement for Employee Grants in 2009 (related to 2008 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	Filed herewith

10.12	Form of Restricted Stock Agreement for Employee Grants in 2010 (related to 2009 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	Filed herewith

10.13	Form of Stock Option Agreement for Employee Grants in 2004 and 2005 (related to 2003 and 2004 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(14)

10.14	Form of Stock Option Agreement for Employee Grants in 2006 (related to 2005 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(15)

10.15	Form of Stock Option Agreement for Employee Grants in 2007 and 2008 (related to 2006 and 2007 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(12)

10.16	Form of Stock Option Agreement for Non-Employee Director Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(10)

10.17	Piper Jaffray Companies Deferred Compensation Plan for Non-Employee Directors*	(16)

10.18	Summary of Non-Employee Director Compensation Program*	Filed herewith

10.19	Summary of Annual Incentive Program for Certain Executive Officers*	(17)

10.20	Employment Agreement by and among Piper Jaffray Asia Holdings Limited, Piper Jaffray Companies and Ko, Po Ming*	(13)

10.21	Form of Notice Period Agreement*	(12)

10.22	Loan Agreement (Broker-Dealer VRDN), dated September 30, 2008, between Piper Jaffray & Co. and U.S. Bank National Association #	(18)

10.23	First Amendment to Loan Agreement (Broker-Dealer VRDN), dated November 3, 2008 between Piper Jaffray & Co. and U.S. Bank National Association #	Filed herewith

10.24	Second Amendment to Loan Agreement (Broker-Dealer VRDN), dated September 25, 2009 between Piper Jaffray & Co. and U.S. Bank National Association #	Filed herewith

Exhibit		Method of
Number	Description	Filing

10.25	Note Purchase Agreement dated December 31, 2009 among Piper Jaffray Companies, Piper Jaffray & Co. and the Purchasers party thereto #	(19)

10.26	International Assignment Letter of Understanding between Piper Jaffray Companies and Robert W. Peterson*	Filed herewith

21.1	Subsidiaries of Piper Jaffray Companies	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

24.1	Power of Attorney	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certifications	Filed herewith

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

#	The Company hereby agrees to furnish supplementally to the Commission upon request any omitted exhibit or schedule.

(1)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year end December 31, 2003, filed with the Commission on March 8, 2004, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on April 11, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on April 13, 2007, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on September 14, 2007, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on July 3, 2007, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on December 21, 2009, and incorporated herein by reference.

(7)	File as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2007, filed with the Commission on August 8, 2007, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Form 10, filed with the Commission on June 25, 2003, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on December 30, 2009, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Amendment No. 2 to Form 10, filed with the Commission on October 23, 2003, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2009, filed with the Commission on July 31, 2009, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Form 10-K For the year ended December 31, 2006, filed with the Commission on March 1, 2007, and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed with the Commission on August 1, 2008, and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, filed with the Commission on August 4, 2004, and incorporated herein by reference.

(15)	Filed as an exhibit to the Company’s Form 10-K For the year ended December 31, 2005, filed with the Commission on March 1, 2006, and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2007, filed with the Commission on May 4, 2007, and incorporated herein by reference.

(17)	Incorporated herein by reference to Item 5.02 of the Company’s Form 8-K, filed with the Commission on February 24, 2010.

(18)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2008, filed with the Commission on November 10, 2008, and incorporated herein by reference.

(19)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on January 4, 2010, and incorporated herein by reference.