Form 10-Q
period 2010-03-31
PIPER JAFFRAY COMPANIES
filed 2010-05-07
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Quarterly Period Ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of May 3, 2010, the registrant had 20,758,423 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Piper Jaffray Companies
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2010	2009
(Amounts in thousands, except share data)	(Unaudited)
Assets

Cash and cash equivalents	$40,483	$43,942
Cash and cash equivalents segregated for regulatory purposes	8,006	9,006
Receivables:
Customers	48,713	71,859
Brokers, dealers and clearing organizations	185,838	244,051
Deposits with clearing organizations	26,439	18,010
Securities purchased under agreements to resell	366,284	149,682

Financial instruments and other inventory positions owned	547,456	662,618
Financial instruments and other inventory positions owned and pledged as collateral	397,545	137,371

Total financial instruments and other inventory positions owned	945,001	799,989

Fixed assets (net of accumulated depreciation and amortization of $61,266 and $59,563, respectively)	16,022	16,596
Goodwill	317,034	164,625
Intangible assets (net of accumulated amortization of $11,662 and $10,686, respectively)	66,050	12,067
Other receivables	40,890	33,868
Other assets	126,112	139,635

Total assets	$2,186,872	$1,703,330

Liabilities and Shareholders’ Equity

Short-term financing	$93,520	$90,079
Variable rate senior notes	120,000	120,000
Payables:
Customers	40,458	48,179
Checks and drafts	6,235	8,622
Brokers, dealers and clearing organizations	59,668	71,818
Securities sold under agreements to repurchase	451,585	36,134
Financial instruments and other inventory positions sold, but not yet purchased	493,395	335,795
Accrued compensation	36,090	157,022
Other liabilities and accrued expenses	47,498	57,065

Total liabilities	1,348,449	924,714

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at March 31, 2010 and December 31, 2009;
Shares issued: 19,504,948 at March 31, 2010 and December 31, 2009;
Shares outstanding: 16,046,337 at March 31, 2010 and 15,633,690 at December 31, 2009	195	195
Additional paid-in capital	843,786	803,553
Retained earnings	155,703	155,193
Less common stock held in treasury, at cost: 3,458,611 shares at March 31, 2010 and 3,871,258 shares at December 31, 2009	(161,728)	(181,443)
Other comprehensive income	467	1,118

Total shareholders’ equity	838,423	778,616

Total liabilities and shareholders’ equity	$2,186,872	$1,703,330

See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2010	2009
Revenues:

Investment banking	$43,748	$24,350
Institutional brokerage	49,095	55,027
Interest	11,120	7,288
Asset management	9,154	3,009
Other income/(loss)	2,927	(3,599)

Total revenues	116,044	86,075

Interest expense	6,458	2,193

Net revenues	109,586	83,882

Non-interest expenses:

Compensation and benefits	65,096	50,324
Occupancy and equipment	7,669	6,518
Communications	6,489	6,099
Floor brokerage and clearance	2,617	2,882
Marketing and business development	5,322	4,445
Outside services	8,004	7,519
Other operating expenses	5,234	2,551

Total non-interest expenses	100,431	80,338

Income before income tax expense	9,155	3,544

Income tax expense	8,645	6,269

Net income/(loss)	$510	$(2,725)

Net income applicable to common shareholders	$409	N/A

Earnings per basic common share
Earnings/(loss) per basic common share	$0.03	$(0.17)

Earnings per diluted common share
Earnings/(loss) per diluted common share	$0.03	$(0.17	) (1)

Weighted average number of common shares outstanding
Basic	15,837	15,868
Diluted	15,924	15,868	(1)

(1)	In accordance with ASC 260, earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding in periods a loss is incurred.

N/A - Not applicable as no allocation of income was made due to loss position.
See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Operating Activities:

Net income/(loss)	$510	$(2,725)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	1,847	1,763
Deferred income taxes	16,133	13,762
Stock-based compensation	27,187	6,837
Amortization of intangible assets	976	614
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	1,000	(7,001)
Receivables:
Customers	23,569	(7,018)
Brokers, dealers and clearing organizations	58,170	61,225
Deposits with clearing organizations	(8,429)	(9,084)
Securities purchased under agreements to resell	(216,602)	15,211
Securitized municipal tender option bonds	-	45,740
Net financial instruments and other inventory positions owned	12,519	(81,423)
Other receivables	1,733	514
Other assets	(2,417)	34,062
Increase/(decrease) in operating liabilities:
Payables:
Customers	(7,681)	7,778
Checks and drafts	(2,387)	250
Brokers, dealers and clearing organizations	(8,976)	86,550
Securities sold under agreements to repurchase	(200)	(91)
Tender option bond trust certificates	-	(49,267)
Accrued compensation	(111,806)	(45,442)
Other liabilities and accrued expenses	(12,407)	(12,735)

Net cash provided by/(used in) operating activities	(227,261)	59,520

Investing Activities:

Business acquisition, net of cash acquired	(181,906)	-
Purchases of fixed assets, net	(952)	(431)

Net cash used in investing activities	(182,858)	(431)

Financing Activities:

Decrease in securities loaned	(3,652)	-
Increase/(decrease) in securities sold under agreements to repurchase	415,651	(102,756)
Increase in short-term financing	3,441	50,000
Repurchase of common stock	(8,316)	(4,074)
Reduced tax benefits from stock-based compensation	-	(2,941)
Proceeds from stock option transactions	98	-

Net cash provided by/(used in) financing activities	407,222	(59,771)

Currency adjustment:
Effect of exchange rate changes on cash	(562)	(164)

Net decrease in cash and cash equivalents	(3,459)	(846)

Cash and cash equivalents at beginning of period	43,942	49,848

Cash and cash equivalents at end of period	$40,483	$49,002

Supplemental disclosure of cash flow information -
Cash paid/(received) during the period for:
Interest	$6,089	$1,962
Income taxes	$257	$(36,642)

Non-cash investing activities -
Issuance of common stock for acquisition of Advisory Research Holdings, Inc.:
893,105 shares for the three months ended March 31, 2010	$31,822	$-

Non-cash financing activities -
Issuance of common stock for retirement plan obligations:
81,696 shares and 134,700 shares for the three months ended March 31, 2010 and 2009, respectively	$3,634	$3,756

Issuance of restricted common stock for annual equity award:
699,673 shares and 585,198 shares for the three months ended March 31, 2010 and 2009, respectively	$31,121	$16,331
See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Notes to Consolidated Financial Statements
Note 1 Background
Piper Jaffray Companies is the parent company of Piper Jaffray & Co. (“Piper Jaffray”), a securities broker dealer and investment banking firm; Piper Jaffray Ltd., a firm providing securities brokerage and investment banking services in Europe headquartered in London, England; Piper Jaffray Asia Holdings Limited, an entity providing investment banking services in China headquartered in Hong Kong; Fiduciary Asset Management, LLC (“FAMCO”) and Advisory Research Holdings, Inc. (“ARI”), entities providing asset management services to separately managed accounts, closed end funds and partnerships; Piper Jaffray Financial Products Inc., Piper Jaffray Financial Products II Inc. and Piper Jaffray Financial Products III Inc., entities that facilitate derivative transactions; and other immaterial subsidiaries. Piper Jaffray Companies and its subsidiaries (collectively, the “Company”) currently operate as one reporting segment providing investment banking services, institutional sales, trading and research services, and asset management services. Beginning in the second quarter of 2010, the Company will provide segment results for capital markets and asset management.
Basis of Presentation
The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. All material intercompany balances have been eliminated. Certain financial information for prior periods has been reclassified to conform to the current period presentation.
The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and reflect all adjustments that in the opinion of management are normal and recurring and that are necessary for a fair statement of the results for the interim periods presented. In accordance with these rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. The consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Note 2 Summary of Significant Accounting Policies
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for a full description of the Company’s significant accounting policies. Changes to the Company’s significant accounting policies are described below.
Principles of Consolidation
The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries, and all other entities in which the Company has a controlling financial interest. All material intercompany balances have been eliminated. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”).
Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right or power to make decisions about or direct the entity’s activities that most significantly impact the entity’s economic performance. Voting interest entities, where we have a majority interest, are consolidated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 810, “Consolidations” (“ASC 810”). ASC 810 states that the usual condition for a controlling financial interest in an entity is ownership of a majority voting interest. Accordingly, the Company consolidates voting interest entities in which it has all, or a majority of, the voting interest.
As defined in ASC 810, VIEs are entities that lack one or more of the characteristics of a voting interest entity described above. With the exception of entities eligible for the deferral codified in FASB Accounting Standards Update (“ASU”) No. 2010-10,

“Consolidation: Amendments for Certain Investment Funds,” (“ASU 2010-10”) (generally asset managers and investment companies); ASC 810 states that a controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that have both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the rights to receive benefits from the entity that could potentially be significant to the entity. Accordingly, the Company consolidates VIEs in which the Company has a controlling financial interest.
Entities meeting the deferral provision defined by ASU 2010-10 are evaluated under the historical VIE guidance. Under the historical guidance, a controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. Accordingly, the Company consolidates VIEs subject to the deferral provisions defined by ASU 2010-10 in which the Company is deemed to be the primary beneficiary.
When the Company does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies (generally defined as owning a voting or economic interest of between 20 percent to 50 percent), the Company accounts for its investment in accordance with the equity method of accounting prescribed by FASB Accounting Standards Codification Topic 323, “Investments – Equity Method and Joint Ventures” (“ASC 323”). If the Company does not have a controlling financial interest in, or exert significant influence over, an entity, the Company accounts for its investment at cost.
Note 3 Recent Accounting Pronouncements
Adoption of New Accounting Standards
Accounting for Transfers of Financial Assets
In June 2009, the FASB issued guidance amending the Accounting Standards Codification Topic 860, “Transfers and Servicing,” (“ASC 860”) designed to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Additionally, the new guidance eliminates the qualifying special-purpose entity (“QSPE”) concept. The updates were effective for the Company January 1, 2010. The recognition and measurement provisions were effective for prospective transfers with the exception of existing QSPEs which must be evaluated at the time of adoption. The disclosures required by ASC 860 are applied to both retrospective and prospective transfers. The adoption of ASC 860 did not have an impact on the Company’s consolidated financial statements.
Consolidation of Variable Interest Entities
In June 2009, the FASB updated the accounting standards related to the consolidation of variable interest entities (“VIE”). The standard requires, among other things, a qualitative rather than quantitative analysis to determine the primary beneficiary (“PB”) of the VIE, continuous assessments of whether the entity is the PB of the VIE, and enhanced disclosures about involvement with VIEs. This standard was effective for the Company January 1, 2010 and is applicable to all entities with which the enterprise has involvement, regardless of when that involvement arose. The adoption of the new standard did not have an impact on the Company’s consolidated financial statements.
In February 2010, the FASB issued ASU 2010-10, which addresses the application of the amendments to VIE consolidation described above by reporting entities in the asset management industry by deferring the effective date of the standard’s new recognition and measurement requirements for certain investment funds. However, the standard’s new disclosure requirements will continue to apply to all entities. ASU 2010-10 was effective for the Company January 1, 2010. The adoption of this standard led to the deferral of the application of the updated consolidation guidance in ASC 810 to certain of the Company’s investment funds within the scope of ASU 2010-10.
Fair Value Measurements
In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”) amending FASB Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy and to disclose information in the Level III rollforward about purchases, sales, issuances and settlements on a gross basis. ASU 2010-06 also further clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level II and Level III fair value measurements. The guidance in ASU 2010-06 was effective for the Company January 1, 2010, except for the requirement to separately disclose purchases, sales, issuances, and settlements on a gross basis in the Level III rollforward, which becomes effective for fiscal years (and for interim periods within those fiscal years) beginning after December 15, 2010. While the adoption of ASU 2010-06 did not change accounting requirements, it did impact the Company’s disclosures about fair value measurements.
Note 4 Acquisition of Advisory Research Holdings, Inc.
On March 1, 2010, the Company completed the purchase of all the issued and outstanding shares of common stock, junior subordinated debentures, senior subordinated notes and promissory notes of Advisory Research Holdings, Inc. (“ARI”), an asset management firm based in Chicago, Illinois. The acquisition expanded the Company’s existing asset management business supporting the Company’s strategy of diversifying its revenues. The purchase was completed pursuant to the securities purchase agreement dated December 20, 2009. The fair value as of the acquisition date was $211.9 million, consisting of $180.1 million in cash and 893,105 shares (881,846 of which vest ratably over four years) of the Company’s common stock valued at $31.8 million. The fair value of the 881,846 shares of common stock with vesting restrictions was determined using the market price of the Company’s common stock on the date of the acquisition discounted for the liquidity restrictions in accordance with the valuation principles of ASC 820. The remaining 11,259 shares have no vesting restrictions and the fair value was determined using the market price of the Company’s common stock on the date of the acquisition. A portion of the purchase price payable in cash was funded by proceeds from the issuance of variable rate senior notes (“Notes”) in the amount of $120 million pursuant to the note purchase agreement (“Note Purchase Agreement”) dated December 31, 2009 with certain entities advised by Pacific Investment Management Company LLC (“PIMCO”).
The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. The Company recorded $152.4 million of goodwill as an asset in the consolidated statement of financial condition, which is expected to be deductible for tax purposes. The final goodwill recorded on the Company’s consolidated statement of financial condition may differ from that reflected herein as a result of measurement period adjustments. In management’s opinion, the goodwill represents the reputation and expertise of ARI in the asset management business.
Identifiable intangible assets purchased by the Company consisted of customer relationships and the ARI trade name with acquisition-date fair values of $52.1 million and $2.9 million, respectively. Acquisition costs of $1.5 million were incurred in the fourth quarter of 2009 and $44,000 of acquisition costs were incurred in the three months ended March 31, 2010, and are included in outside services on the consolidated statement of operations.
The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition:

(Dollars in thousands)
Assets:
Cash and cash equivalents	$2,008
Other receivables	8,861
Fixed assets	377
Goodwill	152,382
Intangible assets	54,959
Other assets	244

Total assets acquired	218,831

Liabilities:
Accrued compensation	149
Other liabilities and accrued expenses	6,744

Total liabilities assumed	6,893

Net assets acquired	$211,938

ARI’s results of operations have been included in the Company’s financial statements prospectively beginning on the date of acquisition. Since the date of acquisition, ARI had net revenues of $4.5 million and net income of $1.2 million. The following unaudited pro forma financial data assumes the acquisition had occurred at the beginning of each period presented. Pro forma results have been prepared by adjusting the Company’s historical results to include ARI’s results of operations adjusted for the following changes: depreciation and amortization expenses were adjusted as a result of acquisition-date fair value adjustments to fixed assets, intangible assets, deferred acquisition costs and lease obligations; interest expense was adjusted for revised debt structures; and the income tax effect of applying the Company’s statutory tax rates to ARI’s results. The unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable periods presented, nor does it indicate the results of operations in future periods.

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Net revenues	$117,631	$90,724
Net income/(loss)	$2,257	$(2,135)

Note 5	Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased
Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased were as follows:

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$2,421	$3,070
Convertible securities	70,431	75,295
Fixed income securities	138,158	112,825
Municipal securities:
Taxable securities	242,128	151,144
Tax-exempt securities	118,826	147,809
Short-term securities	76,029	25,204
Asset-backed securities	44,121	70,425
U.S. government agency securities	204,039	125,576
U.S. government securities	25,121	70,111
Derivative contracts	23,727	18,530

	$945,001	$799,989

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$40,140	$26,474
Convertible securities	3,737	3,678
Fixed income securities	112,479	122,339
Asset-backed securities	6,299	8,937
U.S. government agency securities	92,281	67,001
U.S. government securities	231,755	102,911
Derivative contracts	6,704	4,455

	$493,395	$335,795

At March 31, 2010, and December 31, 2009, financial instruments and other inventory positions owned in the amount of $397.5 million and $137.4 million, respectively, had been pledged as collateral for the Company’s repurchase agreements, secured borrowings and securities loaned.
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
Customer matched-book derivatives: The Company enters into interest rate derivative contracts in a principal capacity as a dealer to satisfy the financial needs of its customers. The Company simultaneously enters into an interest rate derivative contract with a third party for the same notional amount to hedge the interest rate risk of the initial client interest rate derivative contract. In certain limited instances, the Company has not entered into a hedging arrangement with a third party, and retains uncollateralized credit risk as described below. The instruments use interest rates based upon either the London Interbank Offer Rate (“LIBOR”) index or the Securities Industry and Financial Markets Association (“SIFMA”) index.
Trading securities derivatives: The Company enters into interest rate derivative contracts to hedge interest rate and market value risks associated with its fixed income securities. The instruments use interest rates based upon either the Municipal Market Data (“MMD”) index or the SIFMA index.
The following table presents the total absolute notional contract amount associated with the Company’s outstanding derivative instruments:

(Dollars in thousands)		March 31,	December 31,
Derivative Instrument	Derivative Category	2010	2009
Customer matched-book	Interest rate derivative contract	$6,676,105	$6,795,186
Trading securities	Interest rate derivative contract	229,500	234,500

		$6,905,605	$7,029,686

The Company’s interest rate derivative contracts do not qualify for hedge accounting, therefore, unrealized gains and losses are recorded on the consolidated statements of operations. The following table presents the Company’s unrealized gains/(losses) on derivative instruments:

(Dollars in thousands)		Three Months Ended
Derivative Category	Revenue Category	March 31, 2010	March 31, 2009
Interest rate derivative contract	Institutional brokerage	$(1,041)	$9,716
The gross fair market value of all derivative instruments and their location on the Company’s consolidated statements of financial condition prior to counterparty netting are shown below by asset or liability position (1):

(Dollars in thousands)		Asset Value at		Liability Value at
Derivative Category	Financial Condition Location	March 31, 2010	Financial Condition Location	March 31, 2010
Interest rate derivative contract	Financial intruments and other inventory positions owned	$301,218	Financial intruments and other inventory positions sold, but not yet purchased	$267,161

(1)	Amounts are disclosed at gross fair value in accordance with the requirement of FASB Accounting Standards Codification Topic 815, “Derivatives and Hedging,” (“ASC 815”).

The Company’s derivative contracts are recorded at fair value. These derivatives are valued using pricing models based on the net present value of estimated future cash flows. The valuation models inputs include contractual terms, market prices, yield curves, credit curves and measures of volatility. Derivatives are reported on a net basis by counterparty when legal right of offset exists, and on a net basis by cross product when applicable provisions are stated in master netting agreements. Cash collateral received or paid is netted on a counterparty basis, provided a legal right of offset exists.
Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by its market and credit risk committee. The Company reflects counterparty credit risk in calculating derivative contract fair value. The majority of the Company’s derivative contracts are substantially collateralized by its counterparties, which are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of March 31, 2010, the Company had $16.3 million of uncollateralized credit exposure with these counterparties (notional contract amount of $270.5 million), including $9.0 million of uncollateralized credit exposure with one counterparty.
Note 6 Fair Value of Financial Instruments
The Company records financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased at fair value on the consolidated statements of financial condition with unrealized gains and losses reflected in the consolidated statements of operations.
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
Financial Instruments and Other Inventory Positions Owned
Equity securities – Equity securities are valued based on quoted prices from the exchange for identical assets or liabilities as of the report date. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized as Level I.
Convertible securities – Convertible securities are valued based on observable trades, when available. Accordingly, these convertible securities are categorized as Level II. When observable price quotations are not available, fair value is determined based upon model-based valuation techniques with observable market inputs, such as specific company stock price and volatility and unobservable inputs such as credit default rates. These instruments are categorized as Level III.
Corporate fixed income securities – Fixed income securities include corporate bonds which are valued based on pricing services or broker quotes, when available. Accordingly, these corporate bonds are categorized as Level II. When observable price quotations are not available, fair value is determined based upon model-based valuation techniques with observable inputs such as specific security contractual terms and yield curves and unobservable inputs such as credit spreads. These instruments are categorized as Level III.
Taxable municipal securities – Taxable municipal securities are valued using recently executed observable trades or market price quotations and therefore are generally categorized as Level II.

Tax-exempt municipal securities – Tax-exempt municipal securities are valued using recently executed observable trades or market price quotations and therefore are generally categorized as Level II.
Short-term municipal securities – Short-term municipal securities include auction rate securities, variable rate demand notes, and other short-term municipal securities. Auction rate securities were historically traded and valued as floating rate notes, priced at par due to the auction mechanism. Beginning in 2008, the auction rate securities market experienced dislocation due to uncertainties in the credit markets. During 2009, certain areas of the auction rate market began to function; however, lower credit issuers remain illiquid. Accordingly, auction rate securities with limited liquidity are valued based upon the Company’s expectations of issuer refunding plans and using internal models with observable inputs such as specific security contractual terms and yield curves and unobservable inputs such as yield curves and liquidity discounts and are categorized as Level III. Variable rate demand notes and other short-term municipal securities are valued using recently executed observable trades or market price quotations and therefore categorized as Level II.
Asset-backed securities – Asset backed securities are valued using observable trades, when available. Certain asset-backed securities are valued using models where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data. These asset-backed securities are categorized as Level II. Other asset-backed securities, which are principally collateralized by aircraft and have experienced low volumes of executed transactions, result in less observable transaction data. These assets are valued using cash flow models that utilize unobservable inputs including airplane lease rates, aircraft valuation, trust costs, and other factors impacting security cash flows. The Company’s aircraft asset-backed securities had a weighted average yield of 11.8% at March 31, 2010. The Company also has a minimal amount of asset-backed securities collateralized by residential mortgages. These are valued using cash flow models that utilize unobservable inputs including credit default rates ranging from 7-10%, prepayment rates ranging from 6-7% of CPR, severity ranging from 60-75% and valuation yields ranging from 6.6%-10.5%. These asset-backed securities are categorized as Level III.
U.S. government agency securities – U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities. Agency debt bonds are categorized as Level II. Mortgage bonds include mortgage pass-through securities and agency collateralized mortgage-obligations (“CMO”). Mortgage pass-through securities and CMO securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore, generally are categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields ranging from 95–145 basis point spreads to treasury securities, or models based upon prepayment expectations ranging from 161-274 PSA prepayment levels, which are then categorized as Level II.
U.S. government securities – U.S. government securities include highly liquid U.S. treasury securities which are generally valued using quoted prices and therefore categorized as Level I.
Derivatives – Derivative contracts are financial instruments such as forwards, futures, swaps or option contracts that derive their value from underlying assets, reference rates, indices or a combination of these factors. A derivative contract generally represents future commitments to purchase or sell financial instruments at specified terms on a specified date or to exchange currency or interest payment streams based on the contract or notional amount. Derivative contracts exclude certain cash instruments, such as mortgage-backed securities, interest-only and principal-only obligations and indexed debt instruments that derive their values or contractually required cash flows from the price of some other security or index. The Company’s derivatives are principally interest rate derivatives and valued using market standard pricing models based on the net present value of estimated future cash flows. The valuation models used require market observable inputs, including contractual terms, yield curves and measures of volatility. These measurements are classified as Level II within the fair value hierarchy and are used to value interest rate swaps, interest rate locks, and forward contracts. In addition, the Company has a limited number of interest rate derivatives valued using valuation models that utilize market observable inputs, including contractual terms, yield curves and measures of volatility and unobservable inputs including credit default rates. These instruments are classified as Level III within the fair value hierarchy.
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

The following table summarizes the valuation of our financial instruments by pricing observability levels defined in ASC 820 as of March 31, 2010:

				Counterparty
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$2,421	$-	$-	$-	$2,421
Convertible securities	-	55,746	14,685	-	70,431
Fixed income securities	-	136,012	2,146	-	138,158
Municipal securities:
Taxable securities	-	242,128	-	-	242,128
Tax-exempt securities	-	118,826	-	-	118,826
Short-term securities	-	58,205	17,824	-	76,029
Asset-backed securities	-	16,829	27,292	-	44,121
U.S. government agency securities	-	204,039	-	-	204,039
U.S. government securities	25,121	-	-	-	25,121
Derivative instruments	-	46,928	9,046	(32,247)	23,727

Total financial instruments and other inventory positions owned:	27,542	878,713	70,993	(32,247)	945,001

Cash equivalents	9,915	-	-	-	9,915

Investments	1,065	-	3,042	-	4,107

Total assets	$38,522	$878,713	$74,035	$(32,247)	$959,023

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$40,140	$-	$-	$-	$40,140
Convertible securities	-	3,737	-	-	3,737
Fixed income securities	-	106,863	5,616	-	112,479
Asset-backed securities	-	1,920	4,379	-	6,299
U.S. government agency securities	-	92,281	-	-	92,281
U.S. government securities	231,755	-	-	-	231,755
Derivative instruments	-	21,917	-	(15,213)	6,704

Total financial instruments and other inventory positions sold, but not yet purchased:	271,895	226,718	9,995	(15,213)	493,395

Investments	-	-	19	-	19

Total liabilities	$271,895	$226,718	$10,014	$(15,213)	$493,414

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

The following table summarizes the valuation of our financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2009:

				Counterparty
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$3,070	$-	$-	$-	$3,070
Convertible securities	-	75,295	-	-	75,295
Fixed income securities	-	112,825	-	-	112,825
Municipal securities:
Taxable securities	-	151,144	-	-	151,144
Tax-exempt securities	-	147,809	-	-	147,809
Short-term securities	-	7,379	17,825	-	25,204
Asset-backed securities	-	46,186	24,239	-	70,425
U.S. government agency securities	-	125,576	-	-	125,576
U.S. government securities	70,111	-	-	-	70,111
Derivative instruments	-	54,391	-	(35,861)	18,530

Total financial instruments and other inventory positions owned:	73,181	720,605	42,064	(35,861)	799,989

Cash equivalents	13,352	-	-	-	13,352

Investments	1,139	-	2,240	-	3,379

Total assets	$87,672	$720,605	$44,304	$(35,861)	$816,720

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$26,474	$-	$-	$-	$26,474
Convertible securities	-	3,678	-	-	3,678
Fixed income securities	-	114,568	7,771	-	122,339
Asset-backed securities	-	6,783	2,154	-	8,937
U.S. government agency securities	-	67,001	-	-	67,001
U.S. government securities	102,911	-	-	-	102,911
Derivative instruments	-	19,294	-	(14,839)	4,455

Total financial instruments and other inventory positions sold, but not yet purchased:	129,385	211,324	9,925	(14,839)	335,795

Investments	-	-	19	-	19

Total liabilities	$129,385	$211,324	$9,944	$(14,839)	$335,814

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.
The Company’s Level III assets were $74.0 million and $44.3 million, or 7.7 percent and 5.4 percent of financial instruments measured at fair value at March 31, 2010, and December 31, 2009, respectively. Transfers between levels are recognized at the beginning of the reporting period. There were $21.4 million of transfers from Level II to Level III during the quarter ended March 31, 2010 related to convertible securities, asset backed securities and derivatives for which external prices and valuation inputs became unobservable. Transfers between Level I and Level II were not material for the three months ended March 31, 2010.

The following tables summarize the changes in fair value associated with Level III financial instruments during the three months ended March 31, 2010 and 2009:

	Balance at					Balance at
	December 31,	Purchases/	Net transfers	Realized gains/	Unrealized gains/	March 31,
(Dollars in thousands)	2009	(sales), net	in/(out)	(losses) (1)	(losses) (1)	2010
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$-	$7,590	$4,292	$1,836	$967	$14,685
Fixed income securities	-	1,937	-	211	(2)	2,146
Municipal securities:
Short-term securities	17,825	-	-	-	(1)	17,824
Asset-backed securities	24,239	(7,924)	8,796	1,688	493	27,292
Derivative instruments	-	-	8,279	-	767	9,046

Total financial instruments and other inventory positions owned:	42,064	1,603	21,367	3,735	2,224	70,993

Investments	2,240	-	-	-	802	3,042

Total assets	$44,304	$1,603	$21,367	$3,735	$3,026	$74,035

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Fixed income securities	$7,771	$(2,310)	$-	$46	$109	$5,616
Asset-backed securities	2,154	1,586	507	18	114	4,379

Total financial instruments and other inventory positions sold, but not yet purchased:	9,925	(724)	507	64	223	9,995

Investments	19	-	-	-	-	19

Total liabilities	$9,944	$(724)	$507	$64	$223	$10,014

	Balance at					Balance at
	December 31,	Purchases/	Net transfers	Realized gains/	Unrealized gains/	March 31,
(Dollars in thousands)	2008	(sales), net	in/(out)	(losses) (1)	(losses) (1)	2009
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$3,671	$-	$(3,671)	$-	$-	$-
Fixed income securities	2,138	1,740	4,899	7	375	9,159
Municipal securities:
Short-term securities	17,750	25	(100)	-	-	17,675
Asset-backed securities	22,560	(1,129)	(157)	234	(316)	21,192
U.S. government agency securities	6	(1)	(1)	-	-	4

Total financial instruments and other inventory positions owned:	46,125	635	970	241	59	48,030

Investments	433	-	-	-	(348)	85

Total assets	$46,558	$635	$970	$241	$(289)	$48,115

Liabilities:
Investments	$366	$-	$-	$-	$(347)	$19

Total liabilities	$366	$-	$-	$-	$(347)	$19

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

Note 7 Variable Interest Entities
In the normal course of business, the Company periodically creates or transacts with entities that may be variable interest entities (“VIEs”). The Company has investments in and/or acts as the managing partner or member to approximately 38 partnerships and limited liability companies (“LLCs”). These entities were established for the purpose of investing in equity and debt securities of public and private investments and were initially financed through the capital commitments of the members. At March 31, 2010, the Company’s aggregate net investment in these partnerships and LLCs totaled $13.7 million. The Company’s remaining capital commitment to these partnerships and LLCs was $3.6 million at March 31, 2010.
Effective January 1, 2010, the Company adopted the guidance amending ASC 810. The Company evaluated 21 of its 38 partnerships and LLCs under the new VIE guidance and the remaining 17 partnerships and LLCs were evaluated under the historical VIE guidance as these entities met the deferral provisions defined by ASU 2010-10. The determination as to whether an entity is a VIE is based on the amount and nature of the members’ equity investment in the entity. Under the new guidance, the Company also considers other characteristics such as the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance. Under the historical guidance, the Company considers characteristics such as the ability to influence the decision making about the entity’s activities and how the entity is financed. The Company has identified 21 out of the Company’s 38 partnerships and LLC entities described above as VIEs. These VIEs had net assets approximating $991.0 million at March 31, 2010. The Company’s exposure to loss from these entities is $5.6 million, which is the value of its capital contributions recorded in other assets on the consolidated statement of financial condition at March 31, 2010. The Company had no liabilities related to these entities at March 31, 2010.
The Company is required to consolidate all VIEs for which it is considered to be the primary beneficiary. Under the new guidance, the determination as to whether the Company is considered to be the primary beneficiary is based on whether the Company has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Under the historical guidance, the determination as to whether the Company is considered to be the primary beneficiary is based on whether the Company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. It was determined the Company is not the primary beneficiary of these 21 VIEs.
The Company has not provided financial or other support to their VIEs that it was not previously contractually required to provide as of March 31, 2010.
Note 8 Receivables from and Payables to Brokers, Dealers and Clearing Organizations
Amounts receivable from brokers, dealers and clearing organizations at March 31, 2010 and December 31, 2009 included:

	March 31,	December 31,
(Dollars in thousands)	2010	2009

Receivable arising from unsettled securities transactions, net	$21,763	$35,324
Deposits paid for securities borrowed	138,503	166,399
Receivable from clearing organizations	12,557	21,388
Securities failed to deliver	6,448	13,102
Other	6,567	7,838

	$185,838	$244,051

Amounts payable to brokers, dealers and clearing organizations at March 31, 2010 and December 31, 2009 included:

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Deposits received for securities loaned	$22,336	$25,988
Payable to clearing organizations	28,445	11,975
Securities failed to receive	217	22,118
Other	8,670	11,737

	$59,668	$71,818

Deposits paid for securities borrowed and deposits received for securities loaned approximate the market value of the securities. Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received by the Company on settlement date.
Note 9 Other Assets
Other assets include investments in public companies valued at fair value, investments in private companies and bridge-loans valued at cost, investments in private equity partnerships that are valued using the equity method of accounting, net deferred tax assets, income tax receivables and prepaid expenses.
Other assets at March 31, 2010 and December 31, 2009 included:

	March 31,	December 31,
(Dollars in thousands)	2010	2009

Investments at fair value	$4,107	$3,379
Investments at cost	29,233	33,687
Investments valued using equity method	15,178	14,825
Net deferred income tax assets	63,925	80,058
Income tax receivables	5,680	453
Prepaid expenses	6,637	5,840
Other	1,352	1,393

Total other assets	$126,112	$139,635

Note 10 Goodwill and Intangible Assets
The following table presents the changes in the carrying value of goodwill and intangible assets for the three months ended March 31, 2010:

(Dollars in thousands)
Goodwill
Balance at December 31, 2009	$164,625
Goodwill recorded in purchase of ARI	152,382
FAMCO earn-out payment	27

Balance at March 31, 2010	$317,034

(Dollars in thousands)
Intangible assets
Balance at December 31, 2009	$12,067
Intangible assets acquired in purchase of ARI	54,959
Amortization of intangible assets	(976)

Balance at March 31, 2010	$66,050

The addition of goodwill and intangible assets during the three months ended March 31, 2010, primarily related to the acquisition of ARI, as discussed in Note 4. Management identified $55.0 million of intangible assets, consisting primarily of the customer relationships ($52.1 million), which will be amortized over a weighted average life of 9 years, and the ARI trade name ($2.9 million), which has an indefinite life and will not be amortized.
The following table summarizes the aggregate future amortization of the Company’s intangible assets:

(Dollars in thousands)
Years Ended December 31,	Amortization
Remainder of 2010	$6,737
2011	8,571
2012	8,038
2013	7,768
2014	7,432
Thereafter	24,645

Total	$63,191

Note 11 Short-Term Financing
The following is a summary of short-term financing and the weighted average interest rates on borrowings as of March 31, 2010 and December 31, 2009:

			Weighted Average
	Outstanding Balance		Interest Rate
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)	2010	2009	2010	2009
Bank lines (secured)	$54,000	$68,000	1.61%	1.35%
Commercial paper (secured)	39,520	22,079	1.24%	1.25%

Total short-term financing	$93,520	$90,079

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
The Company’s committed short-term bank line financing at March 31, 2010, consisted of a $250 million committed revolving credit facility with U.S. Bank, N.A. Advances under this facility are secured by certain marketable securities. The unpaid principal amount of all advances under this facility will be due on September 30, 2010. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis.
The Company’s uncommitted secured lines at March 31, 2010, totaled $275 million with three banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company’s uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. In addition, the Company has established arrangements to obtain financing by another broker dealer at the end of each business day related specifically to its convertible inventory.
In 2009, the Company initiated a secured commercial paper program to provide another funding source for its securities inventory. The senior secured commercial paper notes (“Series A CP Notes”) are secured by the Company’s securities inventory with maturities on the Series A CP Notes ranging from twenty-seven days to two hundred seventy days from the date of issuance. The Series A CP Notes are interest-bearing or sold at a discount to par with an interest rate based on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin.
As part of these short-term financing arrangements, the Company is subject to various financial and operational covenants. At March 31, 2010, the Company was in compliance with all covenants related to its financing facilities.
Note 12 Variable Rate Senior Notes
On December 31, 2009, the Company issued unsecured variable rate senior notes (“Notes”) in the amount of $120 million. The initial holders of the Notes are certain entities advised by PIMCO. Interest is based on an annual rate equal to LIBOR plus 4.10%, adjustable and payable quarterly. The weighted average interest rate for the three months ended March 31, 2010, was 4.39%. The proceeds from the Notes were used to fund a portion of the ARI acquisition discussed further in Note 4 to our consolidated financial statements. The unpaid principal amount of the Notes will be due on December 31, 2010.
Note 13 Legal Contingencies
The Company has been named as a defendant in various legal actions, including complaints and litigation and arbitration claims arising from its business activities. Such activities include claims related to securities brokerage and investment banking activities, and certain class actions that primarily allege violations of securities laws and seek unspecified damages, which could be substantial. Also, the Company is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations. The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations and regulatory proceedings.
Given uncertainties regarding the timing, scope, volume and outcome of pending and potential legal actions, investigations and regulatory proceedings and other factors, the amounts of reserves are difficult to determine and of necessity subject to future revision. Subject to the foregoing, management of the Company believes, based on its current knowledge, after consultation with outside legal counsel and taking into account its established reserves, that pending legal actions, investigations regulatory and proceedings will be resolved with no material adverse effect on the consolidated financial condition of the Company. However, if during any period a potential adverse contingency should become probable or resolved for an amount in excess of the established reserves, the results of operations in that period could be materially adversely affected.
Note 14 Restructuring
On August 11, 2006, the Company completed the sale of its Private Client Services (“PCS”) branch network and certain related assets to UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), thereby exiting the PCS business. In connection with the sale of the Company’s PCS branch network, the Company initiated a plan to significantly restructure the Company’s support infrastructure. All restructuring costs related to the sale of the PCS branch network were included within discontinued operations. In 2008, the

Company implemented certain expense reduction measures as a means to better align its cost infrastructure with its revenues. The following table presents a summary of activity with respect to the restructuring-related liabilities included in other liabilities and accrued expenses on the consolidated statements of financial condition:

	Other	PCS
(Dollars in thousands)	Restructuring	Restructuring
Balance at December 31, 2009	$1,892	$7,565
Provision charged to continuing operations	173	-
Cash outlays	(637)	(624)
Non-cash write-downs	(33)	-

Balance at March 31, 2010	$1,395	$6,941

Note 15 Shareholders’ Equity
Share Repurchase Program
In the second quarter of 2008, the Company’s board of directors authorized the repurchase of up to $100 million in common shares through June 30, 2010. During the three months ended March 31, 2010, the Company did not repurchase any shares of the Company’s common stock under this authorization. The Company has $61.1 million remaining under this authorization.
Issuance of Shares
During the three months ended March 31, 2010, the Company issued 881,846 restricted shares and 11,259 unrestricted shares in conjunction with the acquisition of ARI as described in Note 4. The restricted shares issued in conjunction with the acquisition of ARI vest ratably over four years in equal installments beginning on March 1, 2011, and ending on March 1, 2014. These restricted shares provide for continued vesting after termination, so long as the employee does not violate certain non-solicitation restrictions.
During the three months ended March 31, 2010, the Company issued 81,696 common shares out of treasury stock in fulfillment of $3.6 million in obligations under the Piper Jaffray Companies Retirement Plan and issued 319,692 common shares out of treasury stock as a result of vesting and exercise transactions under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.

Note 16 Earnings Per Share
The Company calculates earnings per share using the two-class method. Basic earnings per common share is computed by dividing net income/(loss) applicable to common shareholders by the weighted average number of common shares outstanding for the period. Net income/(loss) applicable to common shareholders represents net income/(loss) reduced by the allocation of earnings to participating securities. All of the Company’s outstanding restricted shares are deemed to be participating securities because they are eligible to share in the profits (e.g. receive dividends) of the Company. Losses are not allocated to participating securities. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options. The computation of earnings per share is as follows:

	Three Months Ended March 31,
	2010		2009
(Amounts in thousands, except per share data)
Net income/(loss)	$510		$(2,725)
Earnings allocated to participating securities	(101)		-

Net income/(loss) applicable to common shareholders (2)	$409		$(2,725)

Shares for basic and diluted calculations:
Average shares used in basic computation	15,837		15,868
Stock options	87		2
Restricted stock	-	(3)	2,428

Average shares used in diluted computation	15,924		18,298	(1)

Earnings per share:
Basic	$0.03		$(0.17)
Diluted	$0.03		$(0.17)
(1)	Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding in periods a loss is incurred.

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
The anti-dilutive effects from stock options were immaterial for the periods ended March 31, 2010 and 2009.
Note 17 Employee Benefit Plans
Certain employees participated in the Piper Jaffray Companies Non-Qualified Retirement Plan (“the Non-Qualified Plan”), an unfunded, non-qualified cash balance pension plan. The Company froze the plan effective January 1, 2004, thereby eliminating future benefits related to pay increases and excluding new participants from the plan. Effective December 31, 2009, the Company resolved to terminate the Non-Qualified Plan through lump sum cash distributions to all participants. These lump-sum cash payments, totaling $10.4 million, were based on the December 31, 2009 actuarial valuation of the Non-Qualified Plan and were distributed on March 15, 2010. The Company recognized settlement expense of $0.2 million in compensation and benefits expense on the consolidated statement of operations related to the settlement of all Non-Qualified Plan liabilities.
Note 18 Stock-Based Compensation
The Company accounts for equity awards in accordance with FASB Accounting Standards Codification Topic 718, “Compensation — Stock Compensation,” (“ASC 718”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations at grant date fair value over the service period of the award, net of estimated forfeitures.

The Company’s primary stock-based compensation plan, Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan, (the “Incentive Plan”), permits the grant of equity awards, including restricted stock and non-qualified stock options, to the Company’s employees and directors for up to 7.0 million shares of common stock. The Company periodically grants shares of restricted stock to employees and grants shares of Piper Jaffray Companies common stock to its non-employee directors. The Company also previously granted options to purchase Piper Jaffray Companies common stock to employees and non-employee directors. The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The awards granted to employees under the Incentive Plan have the following vesting periods: approximately 79 percent of the awards have three-year cliff vesting periods, approximately 11 percent of the awards vest ratably from 2011 through 2013 on the annual grant date anniversary, and approximately 10 percent of the awards cliff vest upon meeting a specific performance-based metric prior to May 2013. The director awards are fully vested upon grant. The plan provides for accelerated vesting of option and restricted stock awards if there is a change in control of the Company (as defined in the plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.
Employee and director stock options were expensed by the Company on a straight-line basis over the required service period, based on the estimated fair value of the award on the date of grant using a Black-Scholes option-pricing model. The maximum term of the stock options granted to employees and directors is ten years. The Company has not granted stock options since 2008.
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
Performance-based restricted stock awards granted in 2008 and 2009 were valued at the market price of the Company’s common stock on the date of grant. The restricted shares are amortized on a straight-line basis over the period the Company expects the performance target to be met. The performance condition must be met for the awards to vest and total compensation cost will be recognized only if the performance condition is satisfied. The probability that the performance condition will be achieved and that the awards will vest is reevaluated each reporting period with changes in actual or estimated outcomes accounted for using a cumulative effect adjustment.
In 2010, the Company established the 2010 Employment Inducement Award Plan (the “Inducement Plan”) to provide the Company a competitive advantage in attracting personnel. In conjunction with the acquisition of ARI, the Company granted $7.0 million (158,801 shares) in restricted shares to ARI employees. These shares vest ratably over five years in equal installments beginning on March 1, 2011, and ending on March 1, 2015. The Company will record compensation expense for this $7.0 million restricted stock grant on a pro rata basis over the five year vesting period. Unvested shares granted under the Inducement Plan are cancelled upon the termination of employment by the award recipient.
The Company recorded compensation expense of $8.6 million and $6.4 million for the three months ended March 31, 2010 and 2009, respectively, related to employee restricted stock. The tax benefit related to the total compensation cost for stock-based compensation arrangements totaled $3.4 million and $2.5 million for the three months ended March 31, 2010 and 2009, respectively.
In accordance with ASC 718, if any equity award is forfeited as a result of violating the post-termination restrictions, the lower of the fair value of the award at grant date or the fair value of the award at the date of forfeiture is recorded within the consolidated statements of operations as other income. The Company recorded $1.6 million and $0.3 million of forfeitures through other income for the three months ended March 31, 2010 and 2009, respectively.

The following table summarizes the changes in the Company’s non-vested restricted stock for the three months ended March 31, 2010:

		Weighted
	Non-Vested	Average
	Restricted	Grant Date
	Stock	Fair Value
December 31, 2009	3,512,749	$40.46
Granted	899,451	44.41
Vested	(503,477)	70.13
Canceled	(52,091)	34.98

March 31, 2010	3,856,632	$37.59
As of March 31, 2010, there was $34.0 million of total unrecognized compensation cost related to restricted stock expected to be recognized over a weighted average period of 2.93 years.
The following table summarizes the changes in the Company’s outstanding stock options for the three months ended March 31, 2010:

			Weighted Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term (Years)	Value
December 31, 2009	538,804	$44.50	5.7	$4,237,480
Granted	-	-
Exercised	(2,456)	40.06
Canceled	(15,105)	42.14

March 31, 2010	521,243	$44.60	5.6	$420,077

Options exercisable at March 31, 2010	404,579	$45.62	5.0	$420,077
As of March 31, 2010, there was no unrecognized compensation cost related to stock options expected to be recognized over future years.
Cash received from option exercises for the three months ended March 31, 2010 was $0.1 million. There were no options exercised for the three months ended March 31, 2009. The tax benefit realized for the tax deduction from option exercises was immaterial for the three months ended March 31, 2010.
Note 19 Geographic Areas
The following table presents net revenues and long-lived assets by geographic region:

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Net revenues:
United States	$95,016	$80,673
Europe	7,495	2,349
Asia	7,075	860

Consolidated	$109,586	$83,882

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Long-lived assets:
United States	$454,657	$260,439
Europe	804	965
Asia	11,895	11,943

Consolidated	$467,356	$273,347

Note 20 Net Capital Requirements and Other Regulatory Matters
Piper Jaffray is registered as a securities broker dealer with the SEC and is a member of various self regulatory organizations (“SROs”) and securities exchanges. The Financial Industry Regulatory Authority (“FINRA”) serves as Piper Jaffray’s primary SRO. Piper Jaffray is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. Piper Jaffray has elected to use the alternative method permitted by the SEC rule, which requires that it maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as such term is defined in the SEC rule. Under its rules, FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated debt, dividend payments and other equity withdrawals by Piper Jaffray are subject to certain notification, approval and other provisions of the SEC and FINRA rules. In addition, Piper Jaffray is subject to certain approval requirements related to withdrawals of excess net capital.
At March 31, 2010, net capital calculated under the SEC rule was $273.4 million, and exceeded the minimum net capital required under the SEC rule by $272.4 million.
Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the U.K. Financial Services Authority (“FSA”). As of March 31, 2010, Piper Jaffray Ltd. was in compliance with the capital requirements of the FSA.
Piper Jaffray Asia Holdings Limited operates three entities licensed by the Hong Kong Securities and Futures Commission, which are subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rules promulgated under the Securities and Futures Ordinance. As of March 31, 2010, Piper Jaffray Asia regulated entities were in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Ordinance.
Note 21 Income Taxes
The Company’s effective income tax rate for the three months ended March 31, 2010 was 94.4%, compared to 176.9% for the three months ended March 31, 2009. The provision for income taxes for the three months ended March 31, 2010 was unusually high due to a $5.2 million write-off of a deferred tax asset resulting from a restricted stock grant that vested at a share price lower than the grant date share price. This item unfavorably impacted the Company’s earnings for the three months ended March 31, 2010 by approximately $0.26 per share. The provision for income taxes for the three months ended March 31, 2009 was high compared to pre-tax income because the Company did not record a tax benefit related to its U.K. subsidiary net operating loss carryforward deductions and incurred approximately $3 million of one-time tax expense items.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following information should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and exhibits included elsewhere in this report. Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward looking statements include, among other things, statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under “Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009 and in our subsequent reports filed with the SEC. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under “External Factors Impacting Our Business” as well as the factors identified under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, as updated in our subsequent reports filed with the SEC. These reports are available at our Web site at www.piperjaffray.com and at the SEC Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.
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
Our business is a human capital business. Accordingly, compensation and benefits comprise the largest component of our expenses, and our performance is dependent upon our ability to attract, develop and retain highly skilled employees who are motivated and committed to providing the highest quality of service and guidance to our clients.
As part of our growth strategy, we expanded our asset management business through the acquisition of Advisory Research Holdings, Inc. (“ARI”), a Chicago-based asset management firm with approximately $5.9 billion in assets under management. The transaction closed on March 1, 2010. For more information on our acquisition of ARI, see Note 4 of the accompanying unaudited consolidated financial statements included in this report.
Results for the three months ended March 31, 2010
For the three months ended March 31, 2010, we recorded net income of $0.5 million, or $0.03 per diluted common share, compared with a net loss of $2.7 million, or $0.17 per diluted common share for the corresponding period in the prior year. Results for the three months ended March 31, 2010, included tax expense of $5.2 million (or $0.26 per diluted share) attributable to a write-off of a deferred tax asset resulting from a restricted stock grant that vested at a share price lower than the grant date share price. For the three months ended March 31, 2010, non-compensation expenses were $35.3 million, an increase of $5.3 million compared to the first quarter of 2009, mainly attributable to increased business activity, higher litigation-related expenses, and $0.6 million of incremental expenses related to ARI (of which $0.4 million was intangible amortization). Net revenues for the three months ended March 31, 2010 were $109.6 million, up 30.6 percent from $83.9 million reported in the year-ago period driven by higher equity financing revenues.
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

Factors that differentiate our capital markets business within the financial services industry also may affect our financial results. For example, our business focuses on a middle-market clientele in specific industry sectors. If the business environment for our focus sectors is impacted disproportionately as compared to the economy as a whole, or does not recover on pace with other sectors of the economy, our business and results of operations will be negatively impacted. In addition, our business could be affected differently than overall market trends. Given the variability of the capital markets and securities businesses, our earnings may fluctuate significantly from period to period, and results for any individual period should not be considered indicative of future results.
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
Outlook for the remainder of 2010
Global equity financing conditions were relatively weak in the first quarter of 2010 as declines in the equity markets in the U.S., Europe and Asia early in the quarter negatively impacted capital raising for growth companies. Equity financing conditions strengthened near the end of the first quarter, and we expect to see increasing levels of equity financing activity during 2010. Also, we expect to see improving trends in middle market advisory activity during 2010, which should result in improved performance in this business. Our public finance business recorded strong performance in 2009 as we were able to penetrate new client relationships, expand into new geographies and increase market share. Performance in our public finance business during the first quarter of 2010 was more muted than a near record fourth quarter 2009 performance; however, we believe full-year 2010 public finance performance will be strong. We expect to significantly advance our asset management strategy with the acquisition of ARI, which closed on March 1, 2010. The acquisition of ARI will add scale to our asset management business and provide a platform to support future organic growth. There can be no assurance regarding our outlook for the remainder of 2010, however.

Results of Operations
Financial Summary
The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of Net
	For the Three Months Ended			Revenues
	March 31,			For the Three Months Ended
			2010	March 31,
(Dollars in thousands)	2010	2009	v2009	2010	2009
Revenues:

Investment banking	$43,748	$24,350	79.7%	39.9%	29.0%
Institutional brokerage	49,095	55,027	(10.8)	44.8	65.6
Interest	11,120	7,288	52.6	10.1	8.7
Asset management	9,154	3,009	204.2	8.4	3.6
Other income/(loss)	2,927	(3,599)	N/M	2.7	(4.3)

Total revenues	116,044	86,075	34.8	105.9	102.6

Interest expense	6,458	2,193	194.5	5.9	2.6

Net revenues	109,586	83,882	30.6	100.0	100.0

Non-interest expenses:

Compensation and benefits	65,096	50,324	29.4	59.4	60.0
Occupancy and equipment	7,669	6,518	17.7	7.0	7.8
Communications	6,489	6,099	6.4	5.9	7.3
Floor brokerage and clearance	2,617	2,882	(9.2)	2.4	3.4
Marketing and business development	5,322	4,445	19.7	4.9	5.3
Outside services	8,004	7,519	6.5	7.3	9.0
Other operating expenses	5,234	2,551	105.2	4.7	3.0

Total non-interest expenses	100,431	80,338	25.0	91.6	95.8

Income before income tax expense	9,155	3,544	158.3	8.4	4.2

Income tax expense	8,645	6,269	37.9%	7.9	7.4

Net income/(loss)	$510	$(2,725)	N/M	0.5%	(3.2)%

N/M - Not Meaningful
For the three months ended March 31, 2010, we recorded net income of $0.5 million. Net revenues for the three months ended March 31, 2010 were $109.6 million, a 30.6 percent increase from the year-ago period. For the three months ended March 31, 2010, investment banking revenues increased 79.7 percent to $43.7 million, compared with revenues of $24.4 million in the prior-year period. The increase in investment banking revenues was attributable to higher equity and public finance activity as well as increased advisory services revenues as compared to our extremely weak performance for these areas in the comparable period of 2009. In the first quarter of 2010, institutional brokerage revenues decreased 10.8 percent to $49.1 million, compared with $55.0 million in the corresponding period in the prior year, due to lower U.S. equity and convertible revenues. In the first quarter of 2010, net interest income decreased to $4.7 million, compared with $5.1 million in the first quarter of 2009. The decrease was primarily the result of interest expense on the $120 million of variable rate senior notes issued December 31, 2009, to finance a portion of the ARI acquisition. For the three months ended March 31, 2010, asset management fees were $9.2 million, compared with $3.0 million in the prior-year period. The increased revenues were primarily driven by the results for ARI, which we acquired on March 1, 2010. In the first quarter of 2010, other income increased to $2.9 million, compared with a loss of $3.6 million in the prior-year period, primarily due to gains recorded on our firm investments and income associated with the forfeitures of stock-based compensation. Non-interest expenses increased to $100.4 million for the three months ended March 31, 2010, from $80.3 million in the corresponding period in the prior year, primarily as a result of increased compensation and benefits expense.
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
For the three months ended March 31, 2010, compensation and benefits expenses increased 29.4 percent to $65.1 million from $50.3 million in the corresponding period in 2009. This increase was due to higher variable compensation costs resulting from higher net revenues and profitability. Compensation and benefits expenses as a percentage of net revenues were 59.4 percent for the first quarter of 2010, compared with 60.0 percent for the first quarter of 2009.
Occupancy and Equipment — In the first quarter of 2010, occupancy and equipment expenses were $7.7 million, compared with $6.5 million for the corresponding period in 2009. The increase was attributable to a one-time reduction in expense in the first quarter of 2009. We anticipate increased occupancy costs beginning in the second quarter of 2010 as we begin transitioning to new space in New York City and Hong Kong.
Communications — Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the three months ended March 31, 2010, communications expenses were $6.5 million, compared with $6.1 million for the prior-year period.
Floor Brokerage and Clearance — For the three months ended March 31, 2010, floor brokerage and clearance expenses declined $0.3 million to $2.6 million, compared with $2.9 million for the three months ended March 31, 2009, due to reduced trading volumes.
Marketing and Business Development — In the first quarter of 2010, marketing and business development expenses increased 19.7 percent to $5.3 million, compared with $4.4 million in the first quarter of 2009. This increase was driven by higher travel costs associated with increased investment banking activities.
Outside Services — Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees and other professional fees. Outside services expenses increased to $8.0 million in the first quarter of 2010, compared with $7.5 million for the prior-year period, due primarily to increased consulting costs.
Other Operating Expenses — Other operating expenses include insurance costs, amortization of intangible assets, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. In the first quarter of 2010, other operating expenses increased to $5.2 million, compared with $2.6 million in the first quarter of 2009. This increase was primarily due to increased litigation-related expenses and intangible amortization expense related to ARI.
Income Taxes — For the three months ended March 31, 2010, our provision for income taxes was $8.6 million, compared with $6.3 million in the prior-year period. Income tax expense recorded in the first quarter of 2010 was high compared to pre-tax income because of a $5.2 million write-off of a deferred tax asset resulting from a restricted stock grant that vested at a share price lower than the grant date share price. For more information on the write-off of this deferred tax asset, see “Income Taxes” within our Critical Accounting Policies. The $6.3 million of income tax expense recorded in the first quarter of 2009 was high compared to pre-tax income because we did not record a tax benefit related to certain foreign subsidiary net operating loss carryforward deductions, and approximately $3 million of one-time items that increased tax expense.

Net Revenues from Continuing Operations (Detail)

	For the Three Months Ended
	March 31,
			2010
	2010	2009	v2009
(Dollars in thousands)
Net revenues:
Investment banking
Financing
Equities	$16,988	$4,063	318.1%
Debt	15,181	12,388	22.5
Advisory services	11,975	8,815	35.8

Total investment banking	44,144	25,266	74.7

Institutional sales and trading
Equities	26,927	30,662	(12.2)
Fixed income	27,376	27,805	(1.5)

Total institutional sales and trading	54,303	58,467	(7.1)

Asset management	9,154	3,009	204.2

Other income/(loss)	1,985	(2,860)	N/M

Total net revenues	$109,586	$83,882	30.6%

N/M - Not meaningful
Investment banking revenues comprise all the revenues generated through financing and advisory services activities including derivative activities that relate to debt financing. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.
Investment banking revenues increased 74.7 percent to $44.1 million for the first three months of 2010, compared with $25.3 million for the corresponding period in 2009. For the three months ended March 31, 2010, equity financing revenues increased to $17.0 million, compared with $4.1 million in the prior year period due to increased activity. Equity capital markets activity was depressed in the first quarter of 2009 due to severely negative market conditions. Although the first quarter of 2010 was an improvement from 2009, the global equity markets declined early in the quarter, which negatively impacted capital raising for growth companies. In the first quarter of 2010, we completed 18 equity financings, raising $3.6 billion in capital, compared with 4 equity financings in the first quarter of 2009, raising $0.8 billion in capital. Debt financing revenues in the first quarter of 2010 increased 22.5 percent to $15.2 million due to higher public finance revenues, which was attributable to an increase in both the number of transactions completed and average revenue per transaction. During the first quarter of 2010, we completed 113 public finance issues with a total par value of $1.7 billion, compared with 96 public finance issues with a total par value of $1.9 billion during the prior year period. For the three months ended March 31, 2010, advisory services revenues increased 35.8 percent to $12.0 million due to increased activity. We completed 12 transactions with an aggregate enterprise value of $1.7 billion during the first quarter of 2010, compared with 6 transactions with an aggregate enterprise value of $0.7 billion in the first quarter of 2009.
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
For the three months ended March 31, 2010, institutional brokerage revenues declined 7.1 percent to $54.3 million, compared with $58.5 million in the prior-year period, primarily driven by decreased equity institutional brokerage revenues. Equity institutional brokerage revenues decreased 12.2 percent to $26.9 million in the first quarter of 2010, compared with $30.7 million in the prior-year period. Revenues associated with the U.S. equities and convertibles business declined due to lower volumes. Fixed income institutional brokerage revenues were $27.4 million in the first quarter of 2010, compared with $27.8 million in prior-year period. This decline was attributable to lower revenues from secondary municipal and investment grade corporate securities offset in part by stronger revenues from municipal strategic trading.
For the three months ended March 31, 2010, asset management fees increased to $9.2 million compared with $3.0 million in the prior-year period, primarily due to the results of ARI, which we acquired on March 1, 2010.
Other income/loss includes gains and losses from our investments in private equity and venture capital funds, other firm investments, and income associated with the forfeiture of stock-based compensation. In the first quarter of 2010, other income totaled $2.0 million, compared with a loss of $2.9 million in the prior-year period. In the first quarter of 2010, we recorded income associated with unrealized gains on firm investments and income from the forfeiture of stock-based compensation. In the first quarter of 2009, we recorded a loss associated with a decline in the value of our firm investments.
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
For a full description of our significant accounting policies, see Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2009. We believe that of our significant accounting policies, the following are our critical accounting policies.
Valuation of Financial Instruments
Financial instruments and other inventory positions owned, financial instruments and other inventory positions sold, but not yet purchased and certain firm investments on our consolidated statements of financial condition consist of financial instruments recorded at fair value. Unrealized gains and losses related to these financial instruments are reflected on our consolidated statements of operations.
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
Instruments that trade infrequently and therefore have little or no price transparency are classified within Level III based on the results of our price verification process. The Company’s Level III assets were $74.0 million and $44.3 million as of March 31, 2010 and December 31, 2009, respectively, and represented approximately 7.7 percent and 5.4 percent of financial instruments measured at fair value. At March 31, 2010, this balance primarily consisted of asset-backed securities, principally collateralized by aircraft and residential mortgages, that have experienced low volumes of executed transactions, such that unobservable inputs had to be utilized for the fair value measurements and auction-rate securities related to lower credit issuers for which the market has remained illiquid. Asset-backed securities collateralized with airplane leases are valued using cash flow models that utilize unobservable inputs including airplane lease rates, trust costs, aircraft valuation and other factors impacting security cash flows. Asset-backed securities collateralized with residential mortgages are valued using cash flow models that utilize unobservable inputs that include credit default rates, prepayment rates and severity rates. Auction-rate securities are valued based upon our expectations of issuer refunding plans and using internal models. We could experience reductions in the value of these inventory positions, which would have a negative impact on our business and results of operations.
During the quarter-ended March 31, 2010, we recorded net purchases of $1.6 million of Level III assets, primarily consisting of $7.6 million of net purchases of convertible securities and $1.9 million net purchases of corporate bonds offset with $7.9 million in net sales of asset-backed securities. We had net transfers of $21.4 million of assets from Level II to Level III during the first quarter of 2010. Transfers of assets from Level II to Level III were primarily related to convertible securities, asset-backed securities and derivatives as external prices became unobservable. During the first quarter of 2010, net gains (realized and unrealized) on Level III assets of $6.7 million were attributed to increased fair values of certain asset-backed securities, certain convertible securities and certain principal investments as well as gains on the sale of certain convertible securities and certain asset-backed securities.
During the quarter-ended March 31, 2010, we recorded net sales of $0.7 million of Level III liabilities related to fixed income and asset-backed securities made to facilitate customer activity. We had $0.5 million of liabilities transfer from Level II to Level III, related to asset-backed securities. Our valuation adjustments (realized and unrealized) increased Level III liabilities by $0.3 million.
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

Goodwill and Intangible Assets
We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities acquired requires certain management estimates. At March 31, 2010, we had goodwill of $317.0 million. Of this goodwill balance, $152.4 million was recorded in 2010 as a result of the acquisition of Advisory Research Holdings, Inc. and $105.5 million is a result of the 1998 acquisition by U.S. Bancorp of our predecessor, Piper Jaffray Companies Inc., and its subsidiaries.
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
Stock-Based Compensation
As part of our compensation to employees and directors, we use stock-based compensation, consisting of restricted stock and stock options. The Company accounts for equity awards in accordance with FASB Accounting Standards Codification Topic 718, “Compensation – Stock Compensation,” (“ASC 718”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations at grant date fair value over the service period of the award, net of estimated forfeitures.
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
Income Taxes
We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally, amortization of share-based compensation. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. We believe that our future taxable profits will be sufficient to recognize our U.S. deferred tax assets. If however, our projections of future taxable profits do not materialize, we may conclude that a valuation allowance is needed. We have recorded a deferred tax asset valuation allowance of $4.7 million related to foreign subsidiary net operating loss carry forwards.
We record deferred tax benefits for future tax deductions expected upon the vesting of share-based compensation. If deductions reported on our tax return for share-based compensation (i.e., the value of the share-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with ASC 718), we record the excess tax benefit as additional paid-in capital. Conversely, if deductions reported on our tax return for share-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, we offset the deficiency first to any previously recognized excess tax benefits recorded as additional paid-in capital and any remaining deficiency is recorded as income tax expense. As of March 31, 2010, we do not have any available excess tax benefits within additional paid-in capital. Approximately 500,000 shares of restricted stock vested in the first quarter of 2010 at values less than the grant date fair value resulting in $5.2 million of income tax expense in the first quarter of 2010.

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
On April 16, 2008, we announced that our board of directors had authorized the repurchase of up to $100 million in shares of our common stock, which expires on June 30, 2010. In the first quarter of 2010, we did not repurchase any shares of our common stock under this authorization. Based upon prior repurchases, $61.1 million of this authorization remains as of March 31, 2010.
We currently do not have a credit rating, which may adversely affect our liquidity and increase our borrowing costs by limiting access to sources of liquidity that require a credit rating as a condition to providing funds.
Funding Sources
Short-term financing
Short-term financing is obtained primarily through the use of repurchase agreements, securities lending arrangements, commercial paper issuance and bank lines of credit and is typically collateralized by the firm’s securities inventory. In addition, we have established arrangements to obtain financing by another broker dealer at the end of each business day related specifically to our convertible inventory. Short-term financing is generally obtained at rates based upon the federal funds rate and/or the London Interbank Offer Rate. We have available both committed and uncommitted short-term financing with a diverse group of banks.
Uncommitted Lines - We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $275 million with three banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have a $100 million uncommitted unsecured facility with one of these banks. These uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. These lines are subject to approval by the respective bank each time an advance is requested and advances may be denied. We manage our relationships with the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business. At March 31, 2010, we had $54 million outstanding against these lines of credit.
Committed Lines - Our committed line is a $250 million revolving secured credit facility. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires our U.S. broker dealer subsidiary to maintain a minimum net capital of $150 million, and the unpaid principal amount of all advances under the facility will be due on September 30, 2010. At March 31, 2010, we had no advances against our committed line of credit.
Commercial Paper Program - In 2009, we initiated a secured commercial paper program to fund a portion of our securities inventories. The maximum amount that may be issued under the program is $300 million, of which $39.5 million is outstanding at March 31, 2010. The commercial paper notes are secured by our securities inventory with maturities on the commercial paper ranging from 27 days to 270 days from date of issuance.
Average net repurchase agreements (excluding repurchase agreements used to facilitate economic hedges) of $92 million and $33 million and short-term bank loans of $74 million and $14 million in the first quarter of 2010 and 2009, respectively, were primarily used to finance inventory as well as customer and trade-related receivables. We also used an average of $28 million in securities lending arrangements and an average of $31 million in commercial paper in the first quarter of 2010 to finance inventory and receivables. Growth in our securities inventories is generally financed through a combination of these various short-term financing arrangements.
Variable rate senior notes
On December 31, 2009, we issued variable rate senior notes (“Notes”) in the amount of $120 million. The initial holders of the Notes are certain entities advised by Pacific Investment Management Company LLC (“PIMCO”). The proceeds from the Notes were used to fund a portion of the ARI acquisition, discussed above under “Executive Overview.” The unpaid principal amount of the Notes will be due on December 31, 2010.
Contractual Obligations
Our contractual obligations have not materially changed from those reported in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2009.
Capital Requirements
As a registered broker dealer and member firm of FINRA, our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rule and the net capital rule of FINRA. We expect that these provisions will not impact our ability to meet current and future obligations. We also are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. At March 31, 2010, our net capital under the SEC’s Uniform Net Capital Rule was $273.4 million, and exceeded the minimum net capital required under the SEC rule by $272.4 million.
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

Off-Balance Sheet Arrangements
In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes our off-balance-sheet arrangements at March 31, 2010 and December 31, 2009:

						Total
Expiration Per Period at March 31, 2010						Contractual Amount
			2013-	2015-		March 31,	December 31,
(Dollars in thousands)	2011	2012	2014	2016	Later	2010	2009
Customer matched-book derivative contracts (1)(2)	$-	$-	$155,090	$150,463	$6,370,552	$6,676,105	$6,795,186
Trading securities derivative contracts (2)	-	-	-	12,500	217,000	229,500	234,500
Loan commitments	-	-	-	-	-	5,000	5,000
Private equity and other principal investments	-	-	-	-	-	3,588	3,652
(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with two major financial institutions, which are mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $270.5 million at March 31, 2010) who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing us to the credit risk of these counterparties. At March 31, 2010, we had $16.3 million of credit exposure with these counterparties, including $9.0 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At March 31, 2010 and December 31, 2009, the net fair value of these derivative contracts approximated $17.0 million and $14.1 million, respectively.

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
Loan Commitments
We may commit to short-term bridge-loan financing for our clients or make commitments to underwrite corporate debt. We had $5.0 million in loan commitments outstanding at March 31, 2010.
Private Equity and Other Principal Investments
We have committed capital to certain non-consolidated private-equity funds. These commitments have no specified call dates. We had $3.6 million of fund commitments outstanding at March 31, 2010.
Special Purpose Entities
As of March 31, 2010, we have investments in various entities, typically partnerships or limited liability companies, established for the purpose of investing in equity and debt securities of public and private investments. We commit capital or act as the managing partner or member of these entities. Some of these entities are deemed to be VIEs. For a complete discussion of our activities related to these types of entities, see Note 7, “Variable Interest Entities,” to our unaudited consolidated financial statements.

Other Off-Balance Sheet Exposure
Our other types of off-balance-sheet arrangements include contractual commitments. For a discussion of our activities related to these off-balance sheet arrangements, see Note 17, “Contingencies and Commitments,” to our consolidated financial statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2009.
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
With respect to market risk and credit risk, our risk management process is focused on daily communication among traders, trading department management and senior management concerning our inventory positions and overall risk profile. Our risk management functions supplement this communication process by providing their independent perspectives on our market and credit risk profile on a daily basis. The broader goals of our risk management functions are to understand the risk profile of each trading area, to consolidate risk monitoring company-wide, to assist in implementing effective hedging strategies, to articulate large trading or position risks to senior management, and to ensure accurate mark-to-market pricing.
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

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Interest Rate Risk	$2,233	$1,147
Equity Price Risk	98	68
Diversification Effect (1)	(161)	(74)

Total Value-at-Risk	$2,170	$1,141

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.
We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the three months ended March 31, 2010 and the year ended December 31, 2009, respectively.

For the Three Months Ended March 31, 2010
(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$4,359	$1,689	$2,407
Equity Price Risk	530	36	170
Diversification Effect (1)			(276)
Total Value-at-Risk	$4,227	$1,591	$2,301

For the Year Ended December 31, 2009
(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$2,947	$531	$1,397
Equity Price Risk	951	21	221
Diversification Effect (1)			(252)
Total Value-at-Risk	$2,937	$513	$1,366
(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses incurred on a single day did not exceed our one-day VaR on any occasions during the first quarter of 2010.
The aggregate VaR as of March 31, 2010 was higher compared to levels reported as of December 31, 2009. This is due mainly to overall higher balances in our inventories.
In addition to VaR, we also employ additional measures to monitor and manage market risk exposure, including the following: net market position, duration exposure, option sensitivities, and inventory turnover. All metrics are aggregated by asset concentration and are used for monitoring limits and exception approvals.
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
We are also exposed to liquidity risk in our day-to-day funding activities. We have a relatively low leverage ratio of 2.61 as of March 31, 2010. We calculate our leverage ratio by dividing total assets by total shareholders’ equity. Our U.S. broker dealer had net capital of $273.4 million as of March 31, 2010. We manage liquidity risk by diversifying our funding sources across products and among individual counterparties within those products. For example, our treasury department actively manages the use of repurchase agreements, securities lending arrangements, commercial paper issuance and secured and unsecured bank borrowings each day depending on pricing, availability of funding, available collateral and lending parameters from any one of these sources. We also added a committed bank line to our funding sources during 2008 to further manage liquidity risk, which we renewed in September 2009.
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
We have concentrated counterparty credit exposure with six non-publicly rated entities totaling $16.3 million at March 31, 2010. This counterparty credit exposure is part of our derivative program, consisting primarily of interest rate swaps. One derivative counterparty represents 55.6 percent, or $9.0 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our market and credit risk committee.
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
Credit exposure associated with our investments in private company debt instruments are monitored regularly by our market and credit risk committee. These investments are recorded in other assets at amortized cost on the consolidated statement of financial condition. At March 31, 2010, we had three debt investments totaling $13.9 million and one committed, but unfunded loan commitment totaling $5.0 million.
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
Effects of Inflation
Because our assets are generally liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects our expenses, such as employee compensation, office space leasing costs and communications charges, which may not be readily recoverable in the price of services we offer to our clients. To the extent inflation results in rising interest rates and has other adverse effects upon the securities markets, it may adversely affect our financial position and results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The information under the caption “Enterprise Risk Management” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Form 10-Q is incorporated herein by reference.
ITEM 4. CONTROLS AND PROCEDURES.
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding disclosure. During the fist quarter of our fiscal year ending December 31, 2010, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The following supplements and amends our discussion set forth under Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Municipal Derivatives Investigations and Litigation
Defendants filed a motion to dismiss In re Municipal Derivatives Antitrust Litigation, which the Court denied on March 25, 2010. Also, several California municipalities have brought separate class action complaints in California, which have since been transferred to the Southern District of New York and consolidated for pretrial purposes. In addition, approximately eleven California municipalities have filed individual lawsuits and not as a part of class actions. These individual California lawsuits have also been transferred to the Southern District of New York and consolidated for pretrial purposes. All three sets of complaints assert similar claims under federal (and for the California plaintiffs, state) antitrust claims. The Court has denied defendants’ motion to dismiss the California complaints for the great majority of the named defendants, including Piper Jaffray.
ITEM 1A. RISK FACTORS.
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC, as updated in our subsequent reports on Form 10-Q filed with the SEC. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2010.
In addition, a third-party trustee makes open-market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.

				Total Number of
				Shares Purchased as	Approximate Dollar Value
	Total Number			Part of Publicly	of Shares that May Yet Be
	of Shares		Average Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased		per Share	Programs	or Programs (1)
Month #1
(January 1, 2010 to January 31, 2010)	0		$-	0	$61 million
Month #2
(February 1, 2010 to February 28, 2010)	186,952	(2)	$44.48	0	$61 million
Month #3
(March 1, 2010 to March 31, 2010)	0		$-	0	$61 million

Total	186,952		$-	0	$61 million

(1)	On April 16, 2008, we announced that our board of directors had authorized the repurchase of up to $100 million of common stock through June 30, 2010.

(2)	Consists of shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock.
ITEM 6. EXHIBITS.

Exhibit		Method of
Number	Description	Filing

10.1	Letter Agreement between Piper Jaffray Companies and Brien M. O’Brien	Filed herewith

10.2	Restricted Stock Agreement with Brien O’Brien	Filed herewith

10.3	First Amendment to Sublease Agreement, by and among U.S. Bancorp and Piper Jaffray & Co. dated March 26, 2010	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2010.

PIPER JAFFRAY COMPANIES
By /s/ Andrew S. Duff
Its Chairman and Chief Executive Officer

By /s/ Debbra L. Schoneman
Its Chief Financial Officer

Exhibit Index

Exhibit		Method of
Number	Description	Filing

10.1	Letter Agreement between Piper Jaffray Companies and Brien M. O’Brien	Filed herewith

10.2	Restricted Stock Agreement with Brien O’Brien	Filed herewith

10.3	First Amendment to Sublease Agreement, by and among U.S. Bancorp and Piper Jaffray & Co. dated March 26, 2010	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith