Form 10-Q
period 2010-06-30
PIPER JAFFRAY COMPANIES
filed 2010-08-04
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of July 28, 2010, the registrant had 19,813,804 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Piper Jaffray Companies
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2010	2009
(Amounts in thousands, except share data)	(Unaudited)
Assets

Cash and cash equivalents	$46,845	$43,942
Cash and cash equivalents segregated for regulatory purposes	4,006	9,006
Receivables:
Customers	57,307	71,859
Brokers, dealers and clearing organizations	250,212	262,061
Securities purchased under agreements to resell	231,040	149,682

Financial instruments and other inventory positions owned	438,542	662,618
Financial instruments and other inventory positions owned and pledged as collateral	408,602	137,371

Total financial instruments and other inventory positions owned	847,144	799,989

Fixed assets (net of accumulated depreciation and amortization of $63,049 and $59,563, respectively)	15,979	16,596
Goodwill	316,934	164,625
Intangible assets (net of accumulated amortization of $13,866 and $10,686, respectively)	63,946	12,067
Other receivables	46,027	33,868
Other assets	124,112	139,635

Total assets	$2,003,552	$1,703,330

Liabilities and Shareholders’ Equity

Short-term financing	$57,069	$90,079
Variable rate senior notes	120,000	120,000
Payables:
Customers	50,671	48,179
Brokers, dealers and clearing organizations	47,135	71,818
Securities sold under agreements to repurchase	323,121	36,134
Financial instruments and other inventory positions sold, but not yet purchased	468,650	335,795
Accrued compensation	65,985	157,022
Other liabilities and accrued expenses	53,896	65,687

Total liabilities	1,186,527	924,714

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at June 30, 2010 and December 31, 2009;
Shares issued: 19,509,813 at June 30, 2010 and 19,504,948 at December 31, 2009;
Shares outstanding: 15,210,801 at June 30, 2010 and 15,633,690 at December 31, 2009	195	195
Additional paid-in capital	842,622	803,553
Retained earnings	163,081	155,193
Less common stock held in treasury, at cost: 4,299,012 shares at June 30, 2010 and 3,871,258 shares at December 31, 2009	(189,099)	(181,443)
Other comprehensive income	226	1,118

Total shareholders’ equity	817,025	778,616

Total liabilities and shareholders’ equity	$2,003,552	$1,703,330

See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2010	2009	2010	2009
Revenues:

Investment banking	$71,745	$62,150	$115,493	$86,500
Institutional brokerage	32,084	60,852	81,179	115,879
Interest	12,648	8,973	23,768	16,261
Asset management	15,873	3,240	25,027	6,249
Other income/(loss)	3,495	(950)	6,422	(4,549)

Total revenues	135,845	134,265	251,889	220,340

Interest expense	8,192	1,975	14,650	4,168

Net revenues	127,653	132,290	237,239	216,172

Non-interest expenses:

Compensation and benefits	77,678	79,377	142,774	129,701
Occupancy and equipment	8,056	7,680	15,725	14,198
Communications	6,199	5,430	12,688	11,529
Floor brokerage and clearance	3,307	3,232	5,924	6,114
Marketing and business development	6,095	3,419	11,417	7,864
Outside services	7,735	7,415	15,739	14,934
Restructuring-related expenses	-	3,572	-	3,572
Other operating expenses	6,747	3,747	11,981	6,298

Total non-interest expenses	115,817	113,872	216,248	194,210

Income before income tax expense	11,836	18,418	20,991	21,962

Income tax expense	4,458	6,842	13,103	13,111

Net income	$7,378	$11,576	$7,888	$8,851

Net income applicable to common shareholders	$5,712	$9,475	$6,213	$7,269

Earnings per common share
Basic	$0.36	$0.59	$0.39	$0.45
Diluted	$0.36	$0.59	$0.39	$0.45

Weighted average number of common shares outstanding
Basic	15,901	16,104	15,869	15,987
Diluted	15,925	16,117	15,925	15,995
See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2010	2009
Operating Activities:

Net income	$7,888	$8,851
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets	3,651	3,540
Deferred income taxes	16,080	8,607
Stock-based compensation	15,908	20,479
Amortization of intangible assets	3,180	1,228
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	5,000	18,999
Receivables:
Customers	15,213	(36,864)
Brokers, dealers and clearing organizations	11,796	25,587
Securities purchased under agreements to resell	(81,358)	(94,225)
Securitized municipal tender option bonds	-	55,743
Net financial instruments and other inventory positions owned	85,581	(9,244)
Other receivables	(3,507)	(15,099)
Other assets	(314)	32,946
Increase/(decrease) in operating liabilities:
Payables:
Customers	2,590	11,826
Brokers, dealers and clearing organizations	305	4,423
Securities sold under agreements to repurchase	(14,443)	(441)
Tender option bond trust certificates	-	(59,262)
Accrued compensation	(68,266)	(11,531)
Other liabilities and accrued expenses	(14,346)	25,498

Net cash used in operating activities	(15,042)	(8,939)

Investing Activities:

Business acquisition, net of cash acquired	(182,105)	-
Purchases of fixed assets, net	(2,735)	(1,558)

Net cash used in investing activities	(184,840)	(1,558)

Financing Activities:

Decrease in securities loaned	(25,988)	-
Increase/(decrease) in securities sold under agreements to repurchase	301,430	(44,633)
Increase/(decrease) in short-term financing	(33,010)	54,000
Repurchase of common stock	(39,177)	(4,242)
Reduced tax benefits from stock-based compensation	-	(2,941)
Proceeds from stock option transactions	98	-

Net cash provided by financing activities	203,353	2,184

Currency adjustment:
Effect of exchange rate changes on cash	(568)	969

Net increase/(decrease) in cash and cash equivalents	2,903	(7,344)

Cash and cash equivalents at beginning of period	43,942	49,848

Cash and cash equivalents at end of period	$46,845	$42,504

Supplemental disclosure of cash flow information -
Cash paid/(received) during the period for:
Interest	$16,295	$490
Income taxes	$2,374	$(36,688)

Non-cash investing activities -
Issuance of common stock for acquisition of Advisory Research Holdings, Inc.:
893,105 shares for the six months ended June 30, 2010	$31,822	$-

Non-cash financing activities -
Issuance of common stock for retirement plan obligations:
81,696 shares and 134,700 shares for the six months ended June 30, 2010 and 2009, respectively	$3,634	$3,756

Issuance of restricted common stock for annual equity award:
699,673 shares and 585,198 shares for the six months ended June 30, 2010 and 2009, respectively	$31,121	$16,331
See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)
Note 1 Background
Piper Jaffray Companies is the parent company of Piper Jaffray & Co. (“Piper Jaffray”), a securities broker dealer and investment banking firm; Piper Jaffray Ltd., a firm providing securities brokerage and investment banking services in Europe headquartered in London, England; Piper Jaffray Asia Holdings Limited, an entity providing investment banking services in China headquartered in Hong Kong; Fiduciary Asset Management, LLC (“FAMCO”) and Advisory Research Holdings, Inc. (“ARI”), entities providing asset management services to separately managed accounts, closed end funds and partnerships; Piper Jaffray Financial Products Inc., Piper Jaffray Financial Products II Inc. and Piper Jaffray Financial Products III Inc., entities that facilitate derivative transactions; and other immaterial subsidiaries. Piper Jaffray Companies and its subsidiaries (collectively, the “Company”) operate in two reporting segments: Capital Markets and Asset Management. A summary of the activities of each of the Company’s business segments is as follows:
Capital Markets
The Capital Markets segment provides institutional sales, trading and research services and investment banking services. Institutional sales, trading and research services focus on the trading of equities and fixed income products with institutions, government, and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, profits and losses from trading these securities and strategic trading opportunities. Investment banking services include management of and participation in underwritings, merger and acquisition services and public finance activities. Revenues are generated through the receipt of advisory and financing fees.
Asset Management
The Asset Management segment provides asset management services and products in equity and fixed income securities and private equity investments to institutional and high net worth individuals through proprietary distribution channels. Revenues are generated in the form of management fees and performance fees. The majority of the Company’s performance fees, if earned, are recognized in the fourth quarter.
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
As defined in ASC 810, VIEs are entities that lack one or more of the characteristics of a voting interest entity described above. With the exception of entities eligible for the deferral codified in FASB Accounting Standards Update (“ASU”) No. 2010-10, “Consolidation: Amendments for Certain Investment Funds,” (“ASU 2010-10”) (generally asset managers and investment companies), ASC 810 states that a controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that have both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the rights to receive benefits from the entity that could potentially be significant to the entity. Accordingly, the Company consolidates VIEs in which the Company has a controlling financial interest. For more on ASC 810 and VIEs, please see “Consolidation of Variable Interest Entities” under Adoption of New Accounting Standards below.
Entities meeting the deferral provision defined by ASU 2010-10 (generally asset managers and investment companies) are evaluated under the historical VIE guidance. Under the historical guidance, a controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. Accordingly, the Company consolidates VIEs subject to the deferral provisions defined by ASU 2010-10 in which the Company is deemed to be the primary beneficiary.
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
Note 4 Acquisition of Advisory Research Holdings, Inc.
On March 1, 2010, the Company completed the purchase of all the issued and outstanding shares of common stock, junior subordinated debentures, senior subordinated notes and promissory notes of Advisory Research Holdings, Inc. (“ARI”), an asset management firm based in Chicago, Illinois. The purchase was completed pursuant to the securities purchase agreement dated December 20, 2009. The fair value as of the acquisition date was $212.1 million, consisting of $180.3 million in cash and 893,105 shares (881,846 of which vest ratably over four years) of the Company’s common stock valued at $31.8 million. The fair value of the 881,846 shares of common stock with vesting restrictions was determined using the market price of the Company’s common stock on the date of the acquisition discounted for the liquidity restrictions in accordance with the valuation principles of ASC 820. The remaining 11,259 shares have no vesting restrictions and the fair value was determined using the market price of the Company’s common stock on the date of the acquisition. A portion of the purchase price payable in cash was funded by proceeds from the issuance of variable rate senior notes (“Notes”) in the amount of $120 million pursuant to the note purchase agreement (“Note Purchase Agreement”) dated December 31, 2009 with certain entities advised by Pacific Investment Management Company LLC (“PIMCO”).
The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. The Company recorded $152.3 million of goodwill as an asset in the consolidated statement of financial condition, which is expected to be deductible for tax purposes and has been allocated to the Company’s Asset Management segment. During the second quarter of 2010, the Company recorded a decrease to goodwill of $0.1 million as a result of a measurement period adjustment to the fair value of the customer relationship intangible asset. The final goodwill recorded on the Company’s consolidated statement of financial condition may differ from that reflected herein as a result of future measurement period adjustments. In management’s opinion, the goodwill represents the reputation and expertise of ARI in the asset management business.

Identifiable intangible assets purchased by the Company consisted of customer relationships and the ARI trade name with acquisition-date fair values of $52.2 million and $2.9 million, respectively. During the second quarter of 2010, the Company recorded an increase to identifiable intangible assets of $0.1 million as a result of the measurement period adjustment described above. Acquisition costs of $1.5 million were incurred in the fourth quarter of 2009 and $44,000 of acquisition costs were incurred in the six months ended June 30, 2010, and are included in outside services on the consolidated statement of operations.
The following table summarizes the fair value of assets acquired and liabilities assumed at the date of the acquisition:

(Dollars in thousands)
Assets:
Cash and cash equivalents	$2,008
Other receivables	8,861
Fixed assets	377
Goodwill	152,282
Intangible assets	55,059
Other assets	369

Total assets acquired	218,956

Liabilities:
Accrued compensation	149
Other liabilities and accrued expenses	6,726

Total liabilities assumed	6,875

Net assets acquired	$212,081

The amounts above reflect a $0.1 million increase in intangible assets offset by a corresponding decrease to goodwill due to a measurement period adjustment from the preceding period. The overall net assets acquired increased by $0.1 million from the preceding period based on ARI’s final working capital adjustments as reflected in other assets and other liabilities and accrued expenses.
ARI’s results of operations have been included in the Company’s financial statements prospectively beginning on the date of acquisition. Since the date of acquisition, ARI had net revenues of $15.8 million and net income of $3.7 million. The following unaudited pro forma financial data assumes the acquisition had occurred at the beginning of each period presented. Pro forma results have been prepared by adjusting the Company’s historical results to include ARI’s results of operations adjusted for the following changes: depreciation and amortization expenses were adjusted as a result of acquisition-date fair value adjustments to fixed assets, intangible assets, deferred acquisition costs and lease obligations; interest expense was adjusted for revised debt structures; and the income tax effect of applying the Company’s statutory tax rates to ARI’s results. The unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable periods presented, nor does it indicate the results of operations in future periods.

	Three Months
	Ended June 30,	Six Months Ended June 30,
(Dollars in thousands)	2009	2010	2009
Net revenues	$141,900	$245,284	$232,624
Net income	$13,144	$9,635	$11,010

Note 5	Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased
Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased were as follows:

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$13,493	$3,070
Convertible securities	43,067	75,295
Fixed income securities	122,397	112,825
Municipal securities:
Taxable securities	197,422	151,144
Tax-exempt securities	140,219	147,809
Short-term securities	51,741	25,204
Asset-backed securities	70,871	70,425
U.S. government agency securities	156,668	125,576
U.S. government securities	11,740	70,111
Derivative contracts	39,526	18,530

	$847,144	$799,989

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$11,359	$26,474
Convertible securities	2,905	3,678
Fixed income securities	72,551	122,339
Asset-backed securities	9,964	8,937
U.S. government agency securities	140,156	67,001
U.S. government securities	220,354	102,911
Derivative contracts	11,361	4,455

	$468,650	$335,795

At June 30, 2010, and December 31, 2009, financial instruments and other inventory positions owned in the amount of $408.6 million and $137.4 million, respectively, had been pledged as collateral for the Company’s repurchase agreements, secured borrowings and securities loaned.
Inventory positions sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. The Company is obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected on the consolidated statements of financial condition. The Company economically hedges changes in market value of its financial instruments and other inventory positions owned utilizing inventory positions sold, but not yet purchased, interest rate derivatives, credit default swap index contracts, futures and exchange-traded options.
Derivative Contract Financial Instruments
The Company uses interest rate swaps, interest rate locks, credit default swap index contracts and foreign currency forward contracts to facilitate customer transactions and as a means to manage risk in certain inventory positions and firm investments. The following describes the Company’s derivatives by the type of transaction or security the instruments are economically hedging.

Customer matched-book derivatives: The Company enters into interest rate derivative contracts in a principal capacity as a dealer to satisfy the financial needs of its customers. The Company simultaneously enters into an interest rate derivative contract with a third party for the same notional amount to hedge the interest rate and credit risk of the initial client interest rate derivative contract. In certain limited instances, the Company has only hedged interest rate risk with a third party, and retains uncollateralized credit risk as described below. The instruments use interest rates based upon either the London Interbank Offer Rate (“LIBOR”) index or the Securities Industry and Financial Markets Association (“SIFMA”) index.
Trading securities derivatives: The Company enters into interest rate derivative contracts to hedge interest rate and market value risks associated with its fixed income securities. The instruments use interest rates based upon either the Municipal Market Data (“MMD”) index or the SIFMA index. The Company also enters into credit default swap index contracts to hedge credit risk associated with its taxable fixed income securities.
Firm Investments: The Company enters into foreign currency forward contracts to manage the currency exposure related to its non-U.S. dollar denominated firm investments.
The following table presents the total absolute notional contract amount associated with the Company’s outstanding derivative instruments:

(Dollars in thousands)		June 30,	December 31,

Derivative Instrument	Derivative Category	2010	2009
Customer matched-book	Interest rate derivative contract	$6,512,327	$6,795,186
Trading securities	Interest rate derivative contract	234,500	234,500
Trading securities	Credit default swap index contract	215,000	-
Firm investments	Foreign currency forward contract	4,418	-

		$6,966,245	$7,029,686

The Company’s interest rate derivative contracts, credit default swap index contracts and foreign currency forward contracts do not qualify for hedge accounting, therefore, unrealized gains and losses are recorded on the consolidated statements of operations. The following table presents the Company’s unrealized gains/(losses) on derivative instruments:

(Dollars in thousands)		Three Months Ended		Six Months Ended

Derivative Category	Revenue Category	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Interest rate derivative contract	Institutional brokerage	$(2,013)	$1,866	$(3,054)	$11,582
Credit default swap index contract	Institutional brokerage	3,073	-	3,073	-
Foreign currency forward contract	Other income/(loss)	457	-	514	-

		$1,517	$1,866	$533	$11,582

The gross fair market value of all derivative instruments and their location on the Company’s consolidated statements of financial condition prior to counterparty netting are shown below by asset or liability position (1):

(Dollars in thousands)		Asset Value at		Liability Value at

Derivative Category	Financial Condition Location	June 30, 2010	Financial Condition Location	June 30, 2010
Interest rate derivative contract	Financial intruments and other inventory positions owned	$476,959	Financial intruments and other inventory positions sold, but not yet purchased	$444,915
Credit default swap index contract	Financial intruments and other inventory positions owned	4,351	N/A	-
Foreign currency forward contract	Financial intruments and other inventory positions owned	537	N/A	-

		$481,847		$444,915

(1) Amounts are disclosed at gross fair value in accordance with the requirement of ASC 815.
N/A – Not Applicable
Depending upon the product and terms of the transaction, the fair value of the Company’s derivative contracts can be observed or priced using models based on the net present value of estimated future cash flows. The inputs for the valuation models include contractual terms, market prices, yield curves, credit curves and measures of volatility. Derivatives are reported on a net basis by counterparty when legal right of offset exists and when applicable provisions are stated in master netting agreements. Cash collateral received or paid is netted on a counterparty basis, provided a legal right of offset exists.

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company’s financial risk committee. The Company reflects counterparty credit risk in calculating derivative contract fair value. The majority of the Company’s derivative contracts are substantially collateralized by its counterparties, which are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of June 30, 2010, the Company had $27.3 million of uncollateralized credit exposure with these counterparties (notional contract amount of $268.9 million), including $13.8 million of uncollateralized credit exposure with one counterparty.
Note 6 Fair Value of Financial Instruments
The Company records financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased at fair value on the consolidated statements of financial condition with unrealized gains and losses reflected in the consolidated statements of operations.
The degree of judgment used in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and other characteristics specific to the instrument. Financial instruments with readily available active quoted prices for which fair value can be measured generally will have a higher degree of pricing observability and a lesser degree of judgment used in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment used in measuring fair value.
The following is a description of the valuation techniques used to measure fair value.
Cash Equivalents
Cash equivalents include highly liquid investments with original maturities of 90 days or less. Actively traded money market funds are measured at their net asset value and classified as Level I.
Financial Instruments and Other Inventory Positions Owned
Equity securities – Equity securities are valued based on quoted prices from the exchange for identical assets or liabilities as of the report date. To the extent these securities are actively traded and valuation adjustments are not applied, they are categorized as Level I.
Convertible securities – Convertible securities are valued based on observable trades, when available. Accordingly, these convertible securities are categorized as Level II. When observable price quotations are not available, fair value is determined based upon model-based valuation techniques with observable market inputs, such as specific company stock price and volatility and unobservable inputs such as option adjusted spreads. These instruments are categorized as Level III.
Corporate fixed income securities – Fixed income securities include corporate bonds which are valued based on recently executed market transactions, pricing service data from external providers when available or broker quotes. Accordingly, these corporate bonds are categorized as Level II. When observable price quotations are not available, fair value is determined based upon model-based valuation techniques with observable inputs such as specific security contractual terms and yield curves and unobservable inputs such as credit spreads. These instruments are categorized as Level III.
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

Accordingly, auction rate securities with limited liquidity are valued based upon internal models with observable inputs such as specific security contractual terms and yield curves and unobservable inputs such as yield curves and liquidity discounts. These instruments are categorized as Level III. Variable rate demand notes and other short-term municipal securities are valued using recently executed observable trades or market price quotations and therefore categorized as Level II.
Asset-backed securities – Asset backed securities are valued using observable trades, when available. Certain asset-backed securities are valued using models where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data. These asset-backed securities are categorized as Level II. Other asset-backed securities, which are principally collateralized by aircraft and have experienced low volumes of executed transactions, result in less observable transaction data. These assets are valued using cash flow models that utilize unobservable inputs including airplane lease rates, aircraft valuation, trust costs, and other factors impacting security cash flows. The Company’s aircraft asset-backed securities had a weighted average yield of 9.6% at June 30, 2010. The Company also has a minimal amount of asset-backed securities collateralized by residential mortgages. These are valued using cash flow models that utilize unobservable inputs including credit default rates ranging from 6-10%, prepayment rates ranging from 4-8% of CPR, severity ranging from 50-80% and valuation yields ranging from 7-9%. These asset-backed securities are categorized as Level III.
U.S. government agency securities – U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities and thus, are categorized as Level II. Mortgage bonds include mortgage bonds, mortgage pass-through securities and agency collateralized mortgage-obligations (“CMO”). Mortgage pass-through securities and CMO securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore, generally are categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields ranging from 95–165 basis point spreads to treasury securities, or models based upon prepayment expectations ranging from 222-454 Public Securities Association (“PSA”) prepayment levels. These securities are categorized as Level II.
U.S. government securities – U.S. government securities include highly liquid U.S. treasury securities which are generally valued using quoted prices and therefore categorized as Level I.
Derivatives – Derivative contracts are financial instruments, such as forwards, futures, swaps or option contracts, that derive their value from underlying assets, reference rates, indices or a combination of these factors. A derivative contract generally represents future commitments to purchase or sell financial instruments at specified terms on a specified date or to exchange currency or interest payment streams based on the contract or notional amount. The Company’s interest rate derivatives are valued using market standard pricing models based on the net present value of estimated future cash flows. The valuation models incorporate market observable inputs, including contractual terms, yield curves and measures of volatility. These measurements are classified as Level II within the fair value hierarchy and are used to value interest rate swaps and interest rate locks. In addition, the Company has a limited number of interest rate derivatives valued using valuation models that utilize market observable inputs, including contractual terms, yield curves and measures of volatility and unobservable inputs including credit default rates. These instruments are classified as Level III within the fair value hierarchy. The Company’s credit default swap index contracts and foreign currency forward contracts are valued using market price quotations and classified as Level II.
Investments
The Company’s investments valued at fair value include investments in public companies, warrants of public or private companies and investments in certain illiquid municipal bonds. Investments in public companies are valued based on quoted prices on active markets and reported in Level I. Company-owned warrants, which have a cashless exercise option, are valued using the Black-Scholes option-pricing model and reported as Level III assets. Investments in certain illiquid municipal bonds that the Company is holding for investment are reported as Level III assets.

The following table summarizes the valuation of our financial instruments by pricing observability levels defined in ASC 820 as of June 30, 2010:

				Counterparty
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$13,493	$-	$-	$-	$13,493
Convertible securities	-	31,896	11,171	-	43,067
Fixed income securities	-	118,801	3,596	-	122,397
Municipal securities:
Taxable securities	-	197,422	-	-	197,422
Tax-exempt securities	-	140,219	-	-	140,219
Short-term securities	-	48,216	3,525	-	51,741
Asset-backed securities	-	46,534	24,337	-	70,871
U.S. government agency securities	-	156,668	-	-	156,668
U.S. government securities	11,740	-	-	-	11,740
Derivative instruments	-	56,325	19,195	(35,994)	39,526

Total financial instruments and other inventory positions owned:	25,233	796,081	61,824	(35,994)	847,144

Cash equivalents	12,053	-	-	-	12,053

Investments	2,779	-	3,038	-	5,817

Total assets	$40,065	$796,081	$64,862	$(35,994)	$865,014

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$11,359	$-	$-	$-	$11,359
Convertible securities	-	2,905	-	-	2,905
Fixed income securities	-	72,542	9	-	72,551
Asset-backed securities	-	9,669	295	-	9,964
U.S. government agency securities	-	140,156	-	-	140,156
U.S. government securities	220,354	-	-	-	220,354
Derivative instruments	-	38,588	-	(27,227)	11,361

Total financial instruments and other inventory positions sold, but not yet purchased:	231,713	263,860	304	(27,227)	468,650

Investments	-	-	19	-	19

Total liabilities	$231,713	$263,860	$323	$(27,227)	$468,669

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

The following table summarizes the valuation of our financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2009:

				Counterparty
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$3,070	$-	$-	$-	$3,070
Convertible securities	-	75,295	-	-	75,295
Fixed income securities	-	112,825	-	-	112,825
Municipal securities:
Taxable securities	-	151,144	-	-	151,144
Tax-exempt securities	-	147,809	-	-	147,809
Short-term securities	-	7,379	17,825	-	25,204
Asset-backed securities	-	46,186	24,239	-	70,425
U.S. government agency securities	-	125,576	-	-	125,576
U.S. government securities	70,111	-	-	-	70,111
Derivative instruments	-	54,391	-	(35,861)	18,530

Total financial instruments and other inventory positions owned:	73,181	720,605	42,064	(35,861)	799,989

Cash equivalents	13,352	-	-	-	13,352

Investments	1,139	-	2,240	-	3,379

Total assets	$87,672	$720,605	$44,304	$(35,861)	$816,720

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$26,474	$-	$-	$-	$26,474
Convertible securities	-	3,678	-	-	3,678
Fixed income securities	-	114,568	7,771	-	122,339
Asset-backed securities	-	6,783	2,154	-	8,937
U.S. government agency securities	-	67,001	-	-	67,001
U.S. government securities	102,911	-	-	-	102,911
Derivative instruments	-	19,294	-	(14,839)	4,455

Total financial instruments and other inventory positions sold, but not yet purchased:	129,385	211,324	9,925	(14,839)	335,795

Investments	-	-	19	-	19

Total liabilities	$129,385	$211,324	$9,944	$(14,839)	$335,814

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.
The Company’s Level III assets were $64.9 million and $44.3 million, or 7.5 percent and 5.4 percent of financial instruments measured at fair value at June 30, 2010, and December 31, 2009, respectively. Transfers between levels are recognized at the beginning of the reporting period. There were $14.7 million of net transfers of financial assets from Level II to Level III during the six months ended June 30, 2010 related primarily to asset-backed securities and derivatives for which external prices and valuation inputs became unobservable. There were $3.9 million of net transfers of financial liabilities from Level III to Level II for the six months ended June 30, 2010 related to asset-backed securities for which market trades were observed in the quarter that provided transparency into the valuation of these liabilities. Transfers between Level I and Level II were not material for the six months ended June 30, 2010.

The following tables summarize the changes in fair value associated with Level III financial instruments during the six months ended June 30, 2010 and 2009:

	Balance at					Balance at
	December 31,	Purchases/	Net transfers	Realized gains/	Unrealized gains/	June 30,
(Dollars in thousands)	2009	(sales), net	in/(out)	(losses) (1)	(losses) (1)	2010
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$-	$9,269	$(86)	$1,596	$392	$11,171
Fixed income securities	-	3,193	-	377	26	3,596
Municipal securities:
Short-term securities	17,825	(12,090)	-	(130)	(2,080)	3,525
Asset-backed securities	24,239	(7,754)	4,370	3,759	(277)	24,337
Derivative instruments	-	-	10,369	-	8,826	19,195

Total financial instruments and other inventory positions owned:	42,064	(7,382)	14,653	5,602	6,887	61,824

Investments	2,240	-	-	-	798	3,038

Total assets	$44,304	$(7,382)	$14,653	$5,602	$7,685	$64,862

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Fixed income securities	$7,771	$(7,911)	$-	$3	$146	$9
Asset-backed securities	2,154	1,903	(3,872)	(4)	114	295

Total financial instruments and other inventory positions sold, but not yet purchased:	9,925	(6,008)	(3,872)	(1)	260	304

Investments	19	-	-	-	-	19

Total liabilities	$9,944	$(6,008)	$(3,872)	$(1)	$260	$323

	Balance at					Balance at
	December 31,	Purchases/	Net transfers	Realized gains/	Unrealized gains/	June 30,
(Dollars in thousands)	2008	(sales), net	in/(out)	(losses) (1)	(losses) (1)	2009
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$3,671	$-	$(3,671)	$-	$-	$-
Fixed income securities	2,138	3,516	637	7	275	6,573
Municipal securities:
Short-term securities	17,750	175	(100)	-	(662)	17,163
Asset-backed securities	22,560	9,226	10,613	416	1,409	44,224
U.S. government agency securities	6	(1)	(5)	-	-	-

Total financial instruments and other inventory positions owned:	46,125	12,916	7,474	423	1,022	67,960

Investments	433	-	-	-	(348)	85

Total assets	$46,558	$12,916	$7,474	$423	$674	$68,045

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Asset-backed securities	$-	$415	$1,297	$(49)	$(98)	$1,565

Total financial instruments and other inventory positions sold, but not yet purchased:	-	415	1,297	(49)	(98)	1,565

Investments	366	-	-	-	(347)	19

Total liabilities	$366	$415	$1,297	$(49)	$(445)	$1,584

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
Note 7 Variable Interest Entities
In the normal course of business, the Company periodically creates or transacts with entities that are investment vehicles organized as limited partnerships or limited liability companies. These entities were established for the purpose of investing in equity and debt securities of public and private investments and were initially financed through the capital commitments of the members. The Company has investments in and/or acts as the managing partner or member of these entities. In certain instances, the Company provides management and investment advisory services for which it earns fees generally based upon the market value of assets under management and may include incentive fees based upon performance. At June 30, 2010, the Company’s aggregate net investment in these investment vehicles totaled $16.5 million. The Company’s remaining capital commitments to these entities was $2.9 million at June 30, 2010.
Variable interest entities (“VIEs”) are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities. The determination as to whether an entity is a VIE is based on the amount and nature of the members’ equity investment in the entity. The Company also considers other characteristics such as the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance. For those entities that meet the deferral provisions defined by ASU 2010-10, the Company considers characteristics such as the ability to influence the decision making about the entity’s activities and how the entity is financed. The Company has identified certain of the entities described above as VIEs. These VIEs had net assets approximating $889.4 million at June 30, 2010. The Company’s exposure to loss from these VIEs is $5.5 million, which is the carrying value of its capital contributions recorded in other assets on the consolidated statement of financial condition at June 30, 2010. The Company had no liabilities related to these VIEs at June 30, 2010.
The Company is required to consolidate all VIEs for which it is considered to be the primary beneficiary. The determination as to whether the Company is considered to be the primary beneficiary is based on whether the Company has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For those entities that meet the deferral provisions defined by ASU 2010-10, the determination as to whether the Company is considered to be the primary beneficiary is based on whether the Company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. It was determined the Company is not the primary beneficiary of these VIEs and accordingly does not consolidate them.
The Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of June 30, 2010.
Note 8 Receivables from and Payables to Brokers, Dealers and Clearing Organizations
Amounts receivable from brokers, dealers and clearing organizations at June 30, 2010 and December 31, 2009 included:

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Receivable arising from unsettled securities transactions, net	$99,389	$35,324
Deposits paid for securities borrowed	82,552	166,399
Receivable from clearing organizations	17,792	21,388
Deposits with clearing organizations	29,353	18,010
Securities failed to deliver	10,034	13,102
Other	11,092	7,838

	$250,212	$262,061

Amounts payable to brokers, dealers and clearing organizations at June 30, 2010 and December 31, 2009 included:

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Deposits received for securities loaned	$-	$25,988
Payable to clearing organizations	22,914	11,975
Securities failed to receive	3,554	22,118
Other	20,667	11,737

	$47,135	$71,818

Deposits paid for securities borrowed and deposits received for securities loaned approximate the market value of the securities. Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received by the Company on settlement date.
Note 9 Collateralized Securities Transactions
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
In the normal course of business, the Company obtains securities purchased under agreements to resell, securities borrowed and margin agreements on terms that permit it to repledge or resell the securities to others. The Company obtained securities with a fair value of approximately $329.1 million and $332.3 million at June 30, 2010 and December 31, 2009, respectively, of which $227.9 million and $144.5 million, respectively, has been either pledged or otherwise transferred to others in connection with the Company’s financing activities or to satisfy its commitments under financial instruments and other inventory positions sold, but not yet purchased.
At June 30, 2010, the Company’s securities sold under agreements to repurchase (“Repurchase Liabilities”) exceeded 10 percent of total assets. The majority of Repurchase Liabilities at June 30, 2010, consisted of municipal obligations.
The following is a summary of Repurchase Liabilities as of June 30, 2010:

	Carrying
	Amount of	Repurchase
(Dollars in thousands)	Assets Sold	Liabilities	Interest Rates
Overnight maturity	$202,917	$175,000	1.31%
On demand maturity	158,385	148,121	0%-0.95%

	$361,302	$323,121

Note 10 Other Assets
Other assets include investments in public companies valued at fair value, equity and debt investments in private companies valued at cost, investments in private equity partnerships that are valued using the equity method of accounting, net deferred tax assets and prepaid expenses.

Other assets at June 30, 2010 and December 31, 2009 included:

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Investments at fair value	5,817	3,379
Investments at cost	27,004	33,687
Investments valued using equity method	16,173	14,825
Net deferred income tax assets	63,978	80,058
Prepaid expenses	7,217	5,840
Other	3,923	1,846

Total other assets	$124,112	$139,635

At June 30, 2010, the estimated fair market value of investments carried at cost totaled $36.9 million. The estimated fair value of investments at cost is based upon the net present value of estimated future cash flows.
Note 11 Goodwill and Intangible Assets
The following table presents the changes in the carrying value of goodwill and intangible assets for the six months ended June 30, 2010:

(Dollars in thousands)
Goodwill
Balance at December 31, 2009	$164,625
Goodwill recorded in purchase of ARI	152,282
FAMCO earn-out payment	27

Balance at June 30, 2010	$316,934

(Dollars in thousands)
Intangible assets
Balance at December 31, 2009	$12,067
Intangible assets acquired in purchase of ARI	55,059
Amortization of intangible assets	(3,180)

Balance at June 30, 2010	$63,946

The addition of goodwill and intangible assets during the six months ended June 30, 2010 primarily related to the acquisition of ARI, as discussed in Note 4. Management identified $55.1 million of intangible assets, consisting primarily of the customer relationships ($52.2 million), which will be amortized over a weighted average life of 10 years, and the ARI trade name ($2.9 million), which has an indefinite life and will not be amortized.
The following table summarizes the aggregate future amortization of the Company’s intangible assets:

(Dollars in thousands)
Years Ended December 31,
Remainder of 2010	$4,367
2011	8,276
2012	7,668
2013	7,325
2014	6,938
Thereafter	26,512

Total	$61,086

Note 12 Short-Term Financing
The following is a summary of short-term financing and the weighted average interest rates on borrowings as of June 30, 2010 and December 31, 2009:

			Weighted Average
	Outstanding Balance		Interest Rate
	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands)	2010	2009	2010	2009
Bank lines (secured)	$-	$68,000	N/A	1.35%
Commercial paper (secured)	57,069	22,079	1.28%	1.25%

Total short-term financing	$57,069	$90,079

N/A – Not Applicable
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
The Company’s committed short-term bank line financing at June 30, 2010, consisted of a $250 million committed revolving credit facility with U.S. Bank, N.A. Advances under this facility are secured by certain marketable securities. The unpaid principal amount of all advances under this facility will be due on September 30, 2010. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis.
The Company’s uncommitted secured lines at June 30, 2010, totaled $275 million with three banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company’s uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. In addition, the Company has established arrangements to obtain financing by another broker dealer at the end of each business day related specifically to its convertible inventory.
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
As part of these short-term financing arrangements, the Company is subject to various financial and operational covenants. At June 30, 2010, the Company was in compliance with all covenants related to its financing facilities.
Note 13 Variable Rate Senior Notes
On December 31, 2009, the Company issued unsecured variable rate senior notes (“Notes”) in the amount of $120 million. The initial holders of the Notes are certain entities advised by PIMCO. Interest is based on an annual rate equal to LIBOR plus 4.10%, adjustable and payable quarterly. The weighted average interest rate for the six months ended June 30, 2010, was 4.37%. The proceeds from the Notes were used to fund a portion of the ARI acquisition discussed further in Note 4 to our consolidated financial statements. The unpaid principal amount of the Notes will be due on December 31, 2010.
Note 14 Legal Contingencies
The Company has been named as a defendant in various legal actions, including complaints and litigation and arbitration claims, arising from its business activities. Such actions include claims related to securities brokerage and investment banking activities, and certain class actions that primarily allege violations of securities laws and seek unspecified damages, which could be substantial. Also, the Company is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations. The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations and regulatory proceedings.

Given uncertainties regarding the timing, scope, volume and outcome of pending and potential legal actions, investigations and regulatory proceedings and other factors, the amounts of reserves are difficult to determine and of necessity subject to future revision. Subject to the foregoing, management of the Company believes, based on its current knowledge, after consultation with outside legal counsel and taking into account its established reserves, that pending legal actions, investigations and regulatory proceedings will be resolved with no material adverse effect on the consolidated financial condition of the Company. However, if during any period a potential adverse contingency should become probable or resolved for an amount in excess of the established reserves, the results of operations in that period could be materially adversely affected.
Note 15 Restructuring
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

PCS
(Dollars in thousands)	Restructuring
Balance at December 31, 2009	$7,565
Recovery of provision charged to operations	(118)
Cash outlays	(1,265)
Non-cash write-downs	(17)

Balance at June 30, 2010	$6,165

Note 16 Shareholders’ Equity
Share Repurchase Program
In the second quarter of 2008, the Company’s board of directors authorized the repurchase of up to $100 million in common shares through June 30, 2010. During the six months ended June 30, 2010, the Company repurchased 893,050 shares of the Company’s common stock at an average price of $33.57 per share for an aggregate purchase price of $30.0 million. The share repurchase authorization expired as of June 30, 2010.
Issuance of Shares
During the six months ended June 30, 2010, the Company issued 881,846 restricted shares and 11,259 unrestricted shares in conjunction with the acquisition of ARI as described in Note 4. The restricted shares issued in conjunction with the acquisition of ARI vest ratably over four years in equal installments beginning on March 1, 2011, and ending on March 1, 2014. These restricted shares provide for continued vesting after termination, so long as the employee does not violate certain non-solicitation restrictions.
During the six months ended June 30, 2010, the Company issued 81,696 common shares out of treasury stock in fulfillment of $3.6 million in obligations under the Piper Jaffray Companies Retirement Plan and issued 369,341 common shares out of treasury stock as a result of vesting and exercise transactions under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.

Note 17 Earnings Per Share
The Company calculates earnings per share using the two-class method. Basic earnings per common share is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding for the period. Net income applicable to common shareholders represents net income reduced by the allocation of earnings to participating securities. All of the Company’s outstanding restricted shares are deemed to be participating securities because they are eligible to share in the profits (e.g. receive dividends) of the Company. Losses are not allocated to participating securities. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options. The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2010	2009	2010	2009
Net income	$7,378	$11,576	$7,888	$8,851
Earnings allocated to participating securities (2)	(1,666)	(2,101)	(1,675)	(1,582)

Net income applicable to common shareholders (1)	$5,712	$9,475	$6,213	$7,269

Shares for basic and diluted calculations:
Average shares used in basic computation	15,901	16,104	15,869	15,987
Stock options	24	13	56	8
Restricted stock (2)	-	-	-	-

Average shares used in diluted computation	15,925	16,117	15,925	15,995

Earnings per share:
Basic	$0.36	$0.59	$0.39	$0.45
Diluted	$0.36	$0.59	$0.39	$0.45

(1)
Net income applicable to common shareholders for diluted and basic EPS may differ under the two-class method as a result of adding the effect of the assumed exercise of stock options to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for purposes of calculating diluted and basic EPS.

(2)	Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the calculation using the treasury-stock method.
The anti-dilutive effects from stock options were immaterial for the periods ended June 30, 2010 and 2009.
Note 18 Employee Benefit Plans
Certain employees participated in the Piper Jaffray Companies Non-Qualified Retirement Plan (“the Non-Qualified Plan”), an unfunded, non-qualified cash balance pension plan. The Company froze the plan effective January 1, 2004, thereby eliminating future benefits related to pay increases and excluding new participants from the plan. Effective December 31, 2009, the Company resolved to terminate the Non-Qualified Plan through lump sum cash distributions to all participants. These lump-sum cash payments, totaling $10.4 million, were based on the December 31, 2009 actuarial valuation of the Non-Qualified Plan and were distributed on March 15, 2010. In 2010, the Company recognized settlement expense of $0.2 million in compensation and benefits expense on the consolidated statement of operations related to the settlement of all Non-Qualified Plan liabilities.

Note 19 Stock-Based Compensation
The Company accounts for equity awards in accordance with FASB Accounting Standards Codification Topic 718, “Compensation – Stock Compensation,” (“ASC 718”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations at grant date fair value over the service period of the award, net of estimated forfeitures.
The Company’s primary stock-based compensation plan, Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan, (the “Incentive Plan”), permits the grant of equity awards, including restricted stock and non-qualified stock options, to the Company’s employees and directors for up to 7.0 million shares of common stock. The Company periodically grants shares of restricted stock to employees and grants shares of Piper Jaffray Companies common stock to its non-employee directors. The Company also previously granted options to purchase Piper Jaffray Companies common stock to employees and non-employee directors. The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The awards granted to employees under the Incentive Plan have the following vesting periods: approximately 80 percent of the awards have three-year cliff vesting periods, approximately 10 percent of the awards vest ratably from 2011 through 2013 on the annual grant date anniversary, and approximately 10 percent of the awards cliff vest upon meeting a specific performance-based metric prior to May 2013. The director awards are fully vested upon grant. The plan provides for accelerated vesting of option and restricted stock awards if there is a change in control of the Company (as defined in the plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.
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
In 2010, the Company established the 2010 Employment Inducement Award Plan (the “Inducement Plan”) in conjunction with the acquisition of ARI. The Company granted $7.0 million (158,801 shares) in restricted shares under the Inducement Plan to ARI employees upon closing of the transaction. These shares vest ratably over five years in equal installments beginning on March 1, 2011, and ending on March 1, 2015. The Company will record compensation expense for this $7.0 million restricted stock grant on a pro rata basis over the five year vesting period. Unvested shares granted under the Inducement Plan are cancelled upon the termination of employment by the award recipient.
The Company recorded compensation expense of $10.6 million and $13.4 million for the three months ended June 30, 2010 and 2009, respectively, and $19.2 million and $19.8 million for the six months ended June 30, 2010 and 2009, respectively, related to employee restricted stock. The tax benefit related to the total compensation cost for stock-based compensation arrangements totaled $4.2 million and $5.2 million for the three months ended June 30, 2010 and 2009, respectively, and $7.6 million and $7.7 million for the six months ended June 30, 2010 and 2009, respectively.
In accordance with ASC 718, if any equity award is forfeited as a result of violating the post-termination restrictions, the lower of the fair value of the award at grant date or the fair value of the award at the date of forfeiture is recorded within the consolidated statements of operations as other income. The Company recorded $2.2 million and $3.8 million of forfeitures through other income for the three and six months ended June 30, 2010. The amount the Company recorded to other income from cancellations for the three and six months ended June 30, 2009, were not significant.

The following table summarizes the changes in the Company’s non-vested restricted stock for the six months ended June 30, 2010:

		Weighted
	Non-Vested	Average
	Restricted	Grant Date
	Stock	Fair Value
December 31, 2009	3,512,749	$40.46
Granted	921,075	44.24
Vested	(572,275)	66.88
Cancelled	(117,849)	37.69

June 30, 2010	3,743,700	$38.14
As of June 30, 2010, there was $29.9 million of total unrecognized compensation cost related to restricted stock expected to be recognized over a weighted average period of 2.76 years.
The following table summarizes the changes in the Company’s outstanding stock options for the six months ended June 30, 2010:

			Weighted Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term (Years)	Value
December 31, 2009	538,804	$44.50	5.7	$4,237,480
Granted	-	-
Exercised	(2,456)	40.06
Cancelled	(15,105)	42.14

June 30, 2010	521,243	$44.60	5.4	$96,207

Options exercisable at June 30, 2010	404,579	$45.62	4.7	$96,207
As of June 30, 2010, there was no unrecognized compensation cost related to stock options expected to be recognized over future years.
Cash received from option exercises for the six months ended June 30, 2010 was $0.1 million. There were no options exercised for the six months ended June 30, 2009. The tax benefit realized for the tax deduction from option exercises was immaterial for the six months ended June 30, 2010.
Note 20 Segment Reporting
On March 1, 2010, the Company completed the purchase of ARI, which expanded the Company’s asset management business and resulted in a change to its reportable business segments. In connection with this change, the Company has reclassified prior period segment results to conform to the current period presentation.
Basis for Presentation
The Company structures its segments primarily based upon the nature of the financial products and services provided to customers and the Company’s management organization. It evaluates performance and allocates resources based on segment pre-tax operating income or loss and segment pre-tax operating margin. Revenues and expenses directly associated with each respective segment are included in determining their operating results. Other revenues and expenses that are not directly attributable to a particular segment are allocated based upon the Company’s allocation methodologies, based on each segment’s respective net revenues, use of shared resources, headcount or other relevant measures. The financial management of assets is performed on an enterprise-wide basis. As such, assets are not assigned to the business segments.

Reportable segment financial results are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Capital Markets

Investment banking
Financing
Equities	$34,776	$23,294	$51,764	$27,357
Debt	14,355	20,126	29,536	32,514
Advisory services	23,197	19,574	35,172	28,389

Total investment banking	72,328	62,994	116,472	88,260

Institutional sales and trading
Equities	27,501	30,384	54,428	61,046
Fixed income	9,733	35,166	37,109	62,971

Total institutional sales and trading	37,234	65,550	91,537	124,017

Other income/(loss)	2,423	344	4,408	(2,310)

Net revenues	111,985	128,888	212,417	209,967

Operating expenses (1)	103,114	109,041	196,140	185,453

Segment pre-tax operating income	$8,871	$19,847	$16,277	$24,514

Segment pre-tax operating margin	7.9%	15.4%	7.7%	11.7%

Asset Management

Management and performance fees	$15,873	$3,240	$25,027	$6,249

Other income/(loss)	(205)	162	(205)	(44)

Net revenues	15,668	3,402	24,822	6,205

Operating expenses (1)	12,703	4,831	20,108	8,757

Segment pre-tax operating income/(loss)	$2,965	$(1,429)	$4,714	$(2,552)

Segment pre-tax operating margin	18.9%	N/M	19.0%	N/M

Total

Net revenues	$127,653	$132,290	$237,239	$216,172

Operating expenses (1)	115,817	113,872	216,248	194,210

Total segment pre-tax operating income	$11,836	$18,418	$20,991	$21,962

Pre-tax operating margin	9.3%	13.9%	8.8%	10.2%
N/M – Not meaningful (1) Operating expenses include intangible amortization as set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Capital Markets	$-	$-	$-	$-
Asset Management	2,204	614	3,180	1,228

Total amortization	$2,204	$614	$3,180	$1,228

Geographic Areas
The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are conducted through European and Asian locations. Net revenues disclosed in the following table reflect the regional view, with net investment banking revenues allocated to geographic locations based upon the location of the client and investment banking team and net institutional sales and trading revenues allocated based upon the location of the client.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Net revenues:
United States	$111,094	$120,939	$206,109	$201,611
Europe	6,117	5,292	13,613	7,641
Asia	10,442	6,059	17,517	6,920

Consolidated	$127,653	$132,290	$237,239	$216,172

Long-lived assets are allocated to geographic locations based upon the location of the asset. The following table presents long-lived assets by geographic region:

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Long-lived assets:
United States	$448,509	$260,439
Europe	698	965
Asia	11,630	11,943

Consolidated	$460,837	$273,347

Note 21 Net Capital Requirements and Other Regulatory Matters
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
At June 30, 2010, net capital calculated under the SEC rule was $241.9 million, and exceeded the minimum net capital required under the SEC rule by $240.9 million.
Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the U.K. Financial Services Authority (“FSA”). As of June 30, 2010, Piper Jaffray Ltd. was in compliance with the capital requirements of the FSA.
Piper Jaffray Asia Holdings Limited operates three entities licensed by the Hong Kong Securities and Futures Commission, which are subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rules promulgated under the Securities and Futures Ordinance. As of June 30, 2010, Piper Jaffray Asia regulated entities were in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Ordinance.
Note 22 Income Taxes
The Company’s effective income tax rate for the six months ended June 30, 2010 was 62.4%, compared to 59.7% for the six months ended June 30, 2009. The provision for income taxes for the six months ended June 30, 2010 was unusually high due to a $5.3 million write-off of a deferred tax asset resulting from restricted stock grants that vested at share prices lower than the grant date share price. The provision for income taxes for the six months ended June 30, 2009 was high compared to pre-tax income because the Company did not record a tax benefit related to its U.K. subsidiary net operating loss carry forward deductions and incurred approximately $3.0 million of one-time tax expense items.

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
Executive Overview
Our business principally consists of providing investment banking, institutional brokerage, asset management and related financial services to corporations, private equity groups, public entities, non profit entities and institutional investors in the United States, Europe and Asia. We operate through two reportable business segments:
Capital Markets – The Capital Markets segment provides institutional sales, trading and research services and investment banking services. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government, and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, profits and losses from trading these securities and strategic trading opportunities. Investment banking services include management of and participation in underwritings, merger and acquisition services and public finance activities. Revenues are generated through the receipt of advisory and financing fees.
Asset Management – The Asset Management segment provides asset management services with product offerings in equity and fixed income securities and private equity investments to institutions and high net worth individuals through proprietary distribution channels. It generates revenues in the form of management and performance fees. The majority of our performance fees, if earned, are recognized in the fourth quarter. As part of our growth strategy, we expanded our asset management business through the acquisition of Advisory Research Holdings, Inc. (“ARI”), a Chicago-based asset management firm. The transaction closed on March 1, 2010. For more information on our acquisition of ARI, see Note 4 of the accompanying unaudited consolidated financial statements included in this report.
Our business is a human capital business. Accordingly, compensation and benefits comprise the largest component of our expenses, and our performance is dependent upon our ability to attract, develop and retain highly skilled employees who are motivated and committed to providing the highest quality of service and guidance to our clients.
Results for the three and six months ended June 30, 2010
For the three months ended June 30, 2010, we recorded net income of $7.4 million, or $0.36 per diluted common share, compared with net income of $11.6 million, or $0.59 per diluted common share for the corresponding period in the prior year. Net revenues for the second quarter of 2010 were $127.7 million, down 3.5 percent from $132.3 million reported in the year-ago period. Investment banking and asset management revenues increased, but were more than offset by lower fixed income institutional brokerage revenues. For the three months ended June 30, 2010, non-compensation expenses were $38.1 million, an increase of 10.6 percent compared to the second quarter of 2009. The increase primarily resulted from additional non-compensation costs related to the ARI acquisition, including intangible amortization, and higher expenses driven by an increase in business activity.
For the six months ended June 30, 2010, net income was $7.9 million, or $0.39 per diluted common share, compared with net income of $8.9 million for the prior-year period, or $0.45 per diluted common share. Net revenues for the first half of 2010 increased 9.7 percent to $237.2 million, as compared to 2009, driven by higher investment banking revenues and increased asset management revenues driven by the results for ARI, partially offset by lower institutional brokerage revenues, primarily related to fixed income.
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
Factors that differentiate our capital markets business within the financial services industry also may affect our financial results. For example, our business focuses on a middle-market clientele in specific industry sectors. If the business environment for our focus sectors is impacted disproportionately as compared to the economy as a whole, or does not recover on pace with other sectors of the economy, our business and results of operations will be negatively impacted. Further, we may not participate or may participate to a lesser degree than other firms in sectors that experience significant activity, and our operating results may not correlate with the results of other firms who participate in these sectors. Given the variability of the capital markets and securities businesses, our earnings may fluctuate significantly from period to period, and results for any individual period should not be considered indicative of future results.
As a participant in the financial services industry, we are subject to complex and extensive regulation of our business. In light of recent conditions in the global financial markets and the global economy, legislators and regulators have increased their focus on the regulation of the financial services industry. This increased focus has resulted in the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed into law during the third quarter. Dodd-Frank will significantly restructure and intensify regulation in the financial services industry, which could increase our cost of doing business (or alter certain business practices) and change the competitive landscape, potentially substantially.
Outlook for the remainder of 2010
In the second quarter of 2010, equity financing and advisory fee revenues rebounded from the relatively weak first quarter, reflective of the improved market environment for equity underwriting and merger and acquisition activity. We will need constructive capital markets to realize revenues from our backlogs, which continue to be strong across all investment banking businesses. Fixed income sales and trading market conditions during the second quarter of 2010 were challenged, compared with very favorable fixed income trading conditions in 2009. Concerns over world economic conditions and widening credit spreads, along with a steeply sloped interest rate curve resulted in lower revenues associated with our client flow business and municipal strategic trading. We anticipate that the recent market volatility in the fixed income markets will continue during the second half of 2010, and will have a negative impact on our municipal institutional brokerage revenues. The acquisition of ARI has added scale to our asset management business, provided a more stable revenue stream and a platform to support future organic growth.

Results of Operations
Financial Summary for the Three Months Ended June 30, 2010 and June 30, 2009
The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of Net
	Three Months Ended			Revenues
	June 30,			For the Three Months Ended
			2010	June 30,
(Dollars in thousands)	2010	2009	v2009	2010	2009
Revenues:

Investment banking	$71,745	$62,150	15.4%	56.2%	47.0%
Institutional brokerage	32,084	60,852	(47.3)	25.1	46.0
Interest	12,648	8,973	41.0	9.9	6.8
Asset management	15,873	3,240	389.9	12.4	2.4
Other income/(loss)	3,495	(950)	N/M	2.8	(0.7)

Total revenues	135,845	134,265	1.2	106.4	101.5

Interest expense	8,192	1,975	314.8	6.4	1.5

Net revenues	127,653	132,290	(3.5)	100.0	100.0

Non-interest expenses:

Compensation and benefits	77,678	79,377	(2.1)	60.9	60.0
Occupancy and equipment	8,056	7,680	4.9	6.3	5.8
Communications	6,199	5,430	14.2	4.9	4.1
Floor brokerage and clearance	3,307	3,232	2.3	2.6	2.5
Marketing and business development	6,095	3,419	78.3	4.8	2.6
Outside services	7,735	7,415	4.3	6.0	5.6
Restructuring-related expenses	-	3,572	(100.0)	-	2.7
Other operating expenses	6,747	3,747	80.1	5.2	2.8

Total non-interest expenses	115,817	113,872	1.7	90.7	86.1

Income before income tax expense	11,836	18,418	(35.7)	9.3	13.9

Income tax expense	4,458	6,842	(34.8)	3.5	5.1

Net income	$7,378	$11,576	(36.3)%	5.8%	8.8%

N/M - Not Meaningful
For the three months ended June 30, 2010, we recorded net income of $7.4 million. Net revenues for the three months ended June 30, 2010 were $127.7 million, a 3.5 percent decrease from the year-ago period. For the second quarter of 2010, investment banking revenues increased 15.4 percent to $71.7 million, compared with revenues of $62.2 million in the prior-year period. The increase in investment banking revenues was attributable to higher equity activity as well as increased advisory services revenues as compared to the corresponding period of 2009. In the second quarter of 2010, institutional brokerage revenues decreased 47.3 percent to $32.1 million, compared with $60.9 million in the corresponding period in the prior year, primarily due to reduced trading results in municipal products and corporate credits. In the second quarter of 2010, the fixed income business experienced a challenging trading environment, compared with a favorable environment in the corresponding period in 2009. In the second quarter of 2010, net interest income decreased to $4.5 million, compared with $7.0 million in the second quarter of 2009. The decrease was primarily the result of interest expense on the $120 million of variable rate senior notes issued December 31, 2009, to finance a portion of the ARI acquisition. For the three months ended June 30, 2010, asset management fees were $15.9 million, compared with $3.2 million in the prior-year period. The increased revenues were driven by the results for ARI, which we acquired on March 1, 2010. In the second quarter of 2010, other income increased to $3.5 million, compared with a loss of $1.0 million in the prior-year period, due to income associated with the forfeitures of stock-based compensation and gains recorded on our firm investments. Non-interest expenses increased to $115.8 million for the three months ended June 30, 2010, from $113.9 million in the corresponding period in the prior year, primarily as a result of amortization related to intangible assets acquired in the ARI acquisition, completed in March 2010.
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
For the three months ended June 30, 2010, compensation and benefits expenses decreased 2.1 percent to $77.7 million from $79.4 million in the corresponding period in 2009. Compensation and benefits expenses as a percentage of net revenues were 60.9 percent for the second quarter of 2010, compared with 60.0 percent for the second quarter of 2009. In the second quarter of 2010, our mix of business shifted with investment banking contributing a higher percentage of revenues. Investment banking has a higher level of compensation, which increased our compensation and benefits expenses as a percentage of net revenues. If this mix of business continues, we anticipate upward pressure on this compensation ratio.
Occupancy and Equipment - In the second quarter of 2010, occupancy and equipment expenses were $8.1 million, compared with $7.7 million for the corresponding period in 2009. The increase was attributable to additional occupancy expense from our acquisition of ARI as well as incremental occupancy costs as we began transitioning to new space in New York City. We anticipate occupancy costs will further increase in the third quarter of 2010 as we incur additional expense in New York City and begin transitioning to new space in Hong Kong.
Communications - Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the three months ended June 30, 2010, communications expenses were $6.2 million, compared with $5.4 million for the prior-year period. The increase was due to higher market data service expenses.
Floor Brokerage and Clearance - For the three months ended June 30, 2010, floor brokerage and clearance expenses were $3.3 million, essentially flat compared with the three months ended June 30, 2009.
Marketing and Business Development - In the second quarter of 2010, marketing and business development expenses increased to $6.1 million, compared with $3.4 million in the second quarter of 2009. This increase was driven by higher travel costs associated with increased investment banking activities as well as incremental expense from the acquisition of ARI.
Outside Services - Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees and other professional fees. Outside services expenses increased to $7.7 million in the second quarter of 2010, compared with $7.4 million for the prior-year period, due primarily to additional costs from our acquisition of ARI.
Restructuring-Related Expense - During the second quarter of 2009, we recorded a pre-tax restructuring charge of $3.6 million, primarily consisting of employee severance costs and charges related to leased office space.
Other Operating Expenses - Other operating expenses include insurance costs, amortization of intangible assets, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. In the second quarter of 2010, other operating expenses increased to $6.7 million, compared with $3.7 million in the second quarter of 2009. This increase was primarily due to increased litigation-related expenses and intangible amortization expense related to the acquisition of ARI.

Income Taxes - For the three months ended June 30, 2010, our provision for income taxes was $4.5 million, equating to an effective tax rate of 37.7 percent. For the three months ended June 30, 2009, income taxes was $6.8 million, equating to an effective tax rate of 37.1 percent.
Segment Performance
We measure financial performance by business segment. Our two reportable segments are Capital Markets and Asset Management. We determined these segments based upon the nature of the financial products and services provided to customers and the Company’s management organization. Segment pre-tax operating income or loss and segment pre-tax operating margin are used to evaluate and measure segment performance by our management team in deciding how to allocate resources and in assessing performance in relation to our competitors. Revenues and expenses directly associated with each respective segment are included in determining their operating results. Other revenues and expenses that are not directly attributable to a particular segment are allocated based upon the Company’s allocation methodologies, generally based on each segment’s respective net revenues, use of shared resources, headcount or other relevant measures.
The following table provides our segment performance for the periods presented:

	Three Months Ended
	June 30,
			2010
	2010	2009	v2009
(Dollars in thousands)
Net revenues
Capital Markets	$111,985	$128,888	(13.1)%
Asset Management	15,668	3,402	360.6

Total net revenues	$127,653	$132,290	(3.5)%

Pre-tax operating income/(loss)
Capital Markets	$8,871	$19,847	(55.3)%
Asset Management	2,965	(1,429)	N/M

Total pre-tax operating income/(loss)	$11,836	$18,418	(35.7)%

Pre-tax operating margin
Capital Markets	7.9%	15.4%
Asset Management	18.9%	N/M
Total pre-tax operating margin	9.3%	13.9%

N/M - Not meaningful

Capital Markets

	Three Months Ended
	June 30,
			2010
	2010	2009	v2009
(Dollars in thousands)
Net revenues:
Investment banking
Financing
Equities	$34,776	$23,294	49.3%
Debt	14,355	20,126	(28.7)
Advisory services	23,197	19,574	18.5

Total investment banking	72,328	62,994	14.8

Institutional sales and trading
Equities	27,501	30,384	(9.5)
Fixed income	9,733	35,166	(72.3)

Total institutional sales and trading	37,234	65,550	(43.2)

Other income/(loss)	2,423	344	604.4

Total net revenues	$111,985	$128,888	(13.1)%

Pre-tax operating income	$8,871	$19,847	(55.3)%

Pre-tax operating margin	7.9%	15.4%
Capital Markets net revenues decreased 13.1 percent to $112.0 million in the second quarter of 2010, compared with $128.9 million in the prior-year period, primarily driven by a decrease in fixed income institutional sales and trading revenues offset in part by higher investment banking revenues.
Investment banking revenues comprise all the revenues generated through financing and advisory services activities including derivative activities that relate to debt financing. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.
Investment banking revenues increased 14.8 percent to $72.3 million in the second quarter of 2010, compared with $63.0 million for the corresponding period in 2009, primarily driven by increased equity financing revenues. For the three months ended June 30, 2010, equity financing revenues increased to $34.8 million, compared with $23.3 million in the prior-year period due to an increase in the average revenue per transaction. During the second quarter of 2010, we completed 28 equity financings, raising $3.5 billion in capital for our clients, compared with 23 equity financings, raising $5.8 billion for the corresponding period in 2009. Debt financing revenues in the second quarter of 2010 decreased 28.7 percent to $14.4 million, compared with $20.1 million in the second quarter of 2009, resulting from a decline in both the number of public finance transactions completed and average revenue per transaction. During the second quarter of 2010, we completed 121 public finance issues with a total par value of $1.6 billion, compared with 137 public finance issues with a total par value of $3.8 billion during the prior-year period. For the three months ended June 30, 2010, advisory services revenues increased 18.5 percent to $23.2 million due to a higher aggregate value of completed transactions. We completed 11 transactions with an aggregate enterprise value of $4.6 billion during the second quarter of 2010, compared with 11 transactions with an aggregate enterprise value of $1.8 billion in the second quarter of 2009.
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
For the three months ended June 30, 2010, institutional brokerage revenues declined 43.2 percent to $37.2 million, compared with $65.6 million in the prior-year period, driven by significantly lower fixed income institutional brokerage revenues. Fixed income institutional brokerage revenues were $9.7 million in the second quarter of 2010, compared with $35.2 million in the prior-year. In the second quarter of 2010, investor concerns over credit risk led to widening credit spreads and lower client activity in municipal products and reduced trading performance across products, including municipal strategic trading and taxable securities. In addition, we experienced a very favorable fixed income trading environment in the second quarter of 2009. We anticipate that municipal institutional brokerage revenues will continue to be negatively impacted during the remainder of 2010 by interest rate and credit risks. Equity institutional brokerage revenues decreased to $27.5 million in the second quarter of 2010, compared with $30.4 million in the prior period in 2009. Revenues associated with the U.S. equities declined due to lower client volumes.
Other income/loss includes gains and losses from our merchant banking activities, other firm investments, income associated with the forfeiture of stock-based compensation and interest expense related to firm funding. In the second quarter of 2010, other income increased to $2.4 million, compared with $0.3 million of income in the prior-year period as a result of gains associated with our firm investments and income associated with the forfeiture of stock-based compensation.
Segment pre-tax operating margin for the second quarter of 2010 decreased to 7.9 percent from 15.4 percent for the corresponding period in the prior year. In the second quarter of 2010, we experienced a shift in business with investment banking contributing a higher percentage of revenues and fixed income institutional sales and trading contributing a lower percentage. Investment banking activities generally have a higher level of compensation than fixed income institutional sales and trading. This, along with a decline in net revenues, drove the decline in our segment pre-tax operating margin. If this mix of business continues, we anticipate continued pressure on our segment pre-tax operating margin.
Asset Management

	Three Months Ended
	June 30,
			2010
	2010	2009	v2009
(Dollars in thousands)
Net revenues:
Management and performance fees	$15,873	$3,240	389.9%

Other income/(loss)	(205)	162	N/M

Net revenues	$15,668	$3,402	360.6%

Pre-tax operating income/(loss)	$2,965	$(1,429)	N/M

Pre-tax operating margin	18.9%	N/M

N/M - Not meaningful
Asset management revenues comprise all the revenues generated through management and investment advisory services performed for various funds and separately managed accounts. Asset management revenues increased 389.9 percent to $15.9 million in the second quarter of 2010, compared with $3.2 million for the corresponding period in 2009, due to the acquisition of ARI completed on March 1, 2010.
Other income/loss includes gains and losses from our investments in funds and partnerships. Other income/loss was a loss of $0.2 million in the second quarter of 2010, compared with a gain of $0.2 million in the second quarter of 2009. The loss in the second quarter of 2010 was due to a decrease in the fair market value of a fund investment driven by a decline in equity prices.

Segment pre-tax operating margin for the second quarter of 2010 was 18.9 percent, compared to a negative margin for the corresponding period in the prior year.
The following table summarizes the changes in our assets under management for the three months ended June 30, 2010:

(Dollars in millions)
Assets under management:
Balance at March 31, 2010:	$12,849

Net inflows/(outflows)	(260)

Net market appreciation/(depreciation)	(742)

Balance at June 30, 2010:	$11,847

Assets under management decreased $1.0 billion to $11.8 billion in the second quarter of 2010. The decrease resulted primarily from market depreciation of the underlying assets in the funds due to a decline in equity prices during the quarter.

Financial Summary for the Six Months Ended June 30, 2010 and June 30, 2009
The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of Net
	Six Months Ended			Revenues
	June 30,			For the Six Months Ended
			2010	June 30,
(Dollars in thousands)	2010	2009	v2009	2010	2009
Revenues:

Investment banking	$115,493	$86,500	33.5%	48.7%	40.0%
Institutional brokerage	81,179	115,879	(29.9)	34.2	53.6
Interest	23,768	16,261	46.2	10.0	7.5
Asset management	25,027	6,249	300.5	10.5	2.9
Other income/(loss)	6,422	(4,549)	N/M	2.8	(2.1)

Total revenues	251,889	220,340	14.3	106.2	101.9

Interest expense	14,650	4,168	251.5	6.2	1.9

Net revenues	237,239	216,172	9.7	100.0	100.0

Non-interest expenses:

Compensation and benefits	142,774	129,701	10.1	60.2	60.0
Occupancy and equipment	15,725	14,198	10.8	6.6	6.6
Communications	12,688	11,529	10.1	5.3	5.3
Floor brokerage and clearance	5,924	6,114	(3.1)	2.5	2.8
Marketing and business development	11,417	7,864	45.2	4.8	3.6
Outside services	15,739	14,934	5.4	6.6	6.9
Restructuring-related expenses	-	3,572	(100.0)	-	1.7
Other operating expenses	11,981	6,298	90.2	5.2	2.9

Total non-interest expenses	216,248	194,210	11.3	91.2	89.8

Income before income tax expense	20,991	21,962	(4.4)	8.8	10.2

Income tax expense	13,103	13,111	(0.1)	5.5	6.1

Net income	$7,888	$8,851	(10.9)%	3.3%	4.1%

N/M - Not Meaningful
Except as discussed below, the description of non-interest expense and net revenues as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.
For the six months ended June 30, 2010, net income totaled $7.9 million, compared with $8.9 million in the corresponding period in 2009. Net revenues were $237.2 million for the six months ended June 30, 2010, an increase of 9.7 percent from the year-ago period. For the six months ended June 30, 2010, investment banking revenues increased 33.5 percent to $115.5 million, compared with revenues of $86.5 million for the first six months of 2009. The increase in investment banking revenues was driven by higher equity financing activity in the first half of 2010. Institutional brokerage revenues decreased 29.9 percent to $81.2 million, compared with revenues of $115.9 million in the prior-year period primarily due to reduced trading results in municipal products and corporate credits as a result of a challenging trading environment in the second quarter of 2010 and, to a lesser extent, lower U.S. equity and convertible revenues. Net interest income for the first six months of 2010 decreased to $9.1 million, down from $12.1 million for the first six months of 2009. The decrease was primarily the result of interest expense on the $120 million of variable rate senior notes issued December 31, 2009 to finance a portion of the ARI acquisition. For the first half of 2010, asset management fees were $25.0 million, compared with $6.2 million in the prior-year period. The increased revenues were attributed to the results for ARI, which we acquired on March 1, 2010. Other income for the six months ended June 30, 2010 was $6.4 million, compared with a loss of $4.5 million for the corresponding period in 2009. The change in other income is attributable to gains recorded on our firm investments and higher income associated with the forfeitures of stock-based compensation. Non-interest expenses increased to $216.2 million for the six months ended June 30, 2010, from $194.2 million in the corresponding period in the prior year, primarily as a result of higher compensation and benefits expense, increased business activity and additional non-compensation expense related to the ARI acquisition, including intangible amortization expense.
Consolidated Non-Interest Expenses
Compensation and Benefits - For the six months ended June 30, 2010, compensation and benefits expenses increased 10.1 percent to $142.8 million from $129.7 million in the corresponding period in 2009. This increase was due to additional salary expense from the acquisition of ARI, increased net revenues and a change in the mix of our revenues to a higher proportion of investment banking revenues, which has a higher level of compensation. Compensation and benefits expenses as a percentage of net revenues were 60.2 percent for the first six months of 2010, compared with 60.0 percent for the first six months of 2009. If this mix of business continues, we anticipate upward pressure on this percentage.
Floor Brokerage and Clearance - For the six months ended June 30, 2010, floor brokerage and clearance costs were $5.9 million, compared with $6.1 million for the six months ended June 30, 2009, due to reduced trading volumes.
Income taxes - For the six months ended June 30, 2010, our provision for income taxes was $13.1 million, equating to an effective tax rate of 62.4 percent. For the six months ended June 30, 2009, income taxes were $13.1 million, equating to an effective tax rate of 59.7 percent. Income tax expense recorded in the first half of 2010 included a $5.3 million write-off of a deferred tax asset resulting from restricted stock grants that vested at share prices lower than the grant date share prices. For more information on the write-off of this deferred tax asset, see “Income Taxes” within our Critical Accounting Policies. The effective tax rate of 59.7 percent for the first half of 2009 included approximately $3.0 million of one-time items that increased tax expense.
Segment Performance
The following table provides our segment performance for the periods presented:

	Six Months Ended
	June 30,
			2010
	2010	2009	v2009
(Dollars in thousands)
Net revenues
Capital Markets	$212,417	$209,967	1.2%
Asset Management	24,822	6,205	300.0

Total net revenues	$237,239	$216,172	9.7%

Pre-tax operating income/(loss)
Capital Markets	$16,277	$24,514	(33.6)%
Asset Management	4,714	(2,552)	N/M

Total pre-tax operating income/(loss)	$20,991	$21,962	(4.4)%

Pre-tax operating margin
Capital Markets	7.7%	11.7%
Asset Management	19.0%	N/M
Total pre-tax operating margin	8.8%	10.2%

N/M - Not meaningful

Capital Markets

	Six Months Ended
	June 30,
			2010
	2010	2009	v2009
(Dollars in thousands)
Net revenues:
Investment banking
Financing
Equities	$51,764	$27,357	89.2%
Debt	29,536	32,514	(9.2)
Advisory services	35,172	28,389	23.9

Total investment banking	116,472	88,260	32.0

Institutional sales and trading
Equities	54,428	61,046	(10.8)
Fixed income	37,109	62,971	(41.1)

Total institutional sales and trading	91,537	124,017	(26.2)

Other income/(loss)	4,408	(2,310)	N/M

Total net revenues	$212,417	$209,967	1.2%

Pre-tax operating income	$16,277	$24,514	(33.6)%

Pre-tax operating margin	7.7%	11.7%

N/M - Not meaningful
Capital Markets net revenues of $212.4 million for the six months ended June 30, 2010, were essentially flat compared with net revenues of $210.0 million in the prior year period as an increase in investment banking revenues was offset by decreases in institutional sales and trading revenues.
For the six months ended June 30, 2010, investment banking revenues increased to $116.5 million, compared with $88.3 million in the prior-year period. Equity financing revenues increased to $51.8 million in the first half of 2010, compared with $27.4 million in the corresponding period in the prior year. During the six months ended June 30, 2010, we completed 44 equity financings, raising $5.3 billion in capital for our clients. During the six months ended June 30, 2009, we completed 27 equity financings, raising $5.9 billion. In the first half of 2010, debt financing revenues declined to $29.5 million, compared with $32.5 million in the corresponding period in 2009 due to a decline in public finance and derivative revenues. In the first half of 2010, we completed 234 public finance issues with a total par value of $3.3 billion, compared with 230 public finance issues with a total par value of $5.7 billion in the first half of 2009. Advisory services revenues for the first six months of 2010 increased 23.9 percent to $35.2 million due to increased activity and a higher aggregate value of completed transactions. For the six months ended June 30, 2010, we completed 23 advisory transactions with an aggregate enterprise value of $6.3 billion, compared with 17 advisory transactions with an aggregate enterprise value of $2.4 billion in the first half of 2009.
For the six months ended June 30, 2010, institutional sales and trading revenues decreased 26.2 percent to $91.5 million, compared with $124.0 million for the prior-year period. Equity institutional sales and trading revenue decreased 10.8 percent to $54.4 million in the first half of 2010, compared with $61.0 million in the first half of 2009. Revenues associated with U.S. equities and convertibles business declined due to lower volumes. Fixed income institutional sales and trading revenues decreased to $37.1 million for the six months ended June 30, 2010, compared with $63.0 million for the corresponding period in 2009. In the second quarter of 2010, concerns over credit risk led to widening credit spreads and lower client activity in municipal products and taxable securities. In addition, during the first half of 2009 we experienced a very favorable fixed income trading environment. We anticipate that municipal institution brokerage revenues will continue to be impacted during the remainder of 2010 by interest rate and credit risks.

For the six months ended June 30, 2010, other income/loss was a gain of $4.4 million, compared with a loss of $2.3 million in the corresponding period in 2009. In the first half of 2010, we recorded income associated with unrealized gains on firm investments and income from the forfeiture of stock-based compensation.
Segment pre-tax operating margin for the six months ended June 30, 2010 decreased to 7.7 percent from 11.7 percent for the corresponding period in the prior year. In 2010, we experienced a shift in business with investment banking contributing a higher percentage of revenues and fixed income institutional business contributing a lower percentage. Investment banking has a higher level of compensation. This, along with a decline in net revenues, drove the decline in our segment pre-tax operating margin. If this mix of business continues, we anticipate continued pressure on our segment pre-tax operating margin.
Asset Management

	Six Months Ended
	June 30,
			2010
	2010	2009	v2009
(Dollars in thousands)
Net revenues:
Management and performance fees	$25,027	$6,249	300.5%

Other income/(loss)	(205)	(44)	365.9

Net revenues	$24,822	$6,205	300.0%

Pre-tax operating income/(loss)	$4,714	$(2,552)	N/M

Pre-tax operating margin	19.0%	N/M

N/M - Not meaningful
For the six months ended June 30, 2010, asset management revenues increased to $25.0 million as compared to $6.2 million in the first half of 2009. The increase was driven by the acquisition of ARI, which was completed on March 1, 2010.
For the six months ended June 30, 2010, other income/loss was a loss of $0.2 million. The loss in the first half of 2010 was due to a decrease in the fair value of a fund investment driven by a decline in equity prices.
Segment pre-tax operating margin for the first six months ended June 30, 2010 was 19.0 percent compared to a negative margin for the corresponding period in the prior year.

The following table summarizes the changes in our assets under management for the six months ended June 30, 2010:

(Dollars in millions)
Assets under management:
Balance at December 31, 2009	$6,859

Assets under management aquired in ARI acquisition	5,563

Net inflows/(outflows)	(410)

Net market appreciation/(depreciation)	(165)

Balance at June 30, 2010	$11,847

For the six months ended June 30, 2010, assets under management increased $4.9 billion to $11.8 billion as compared to $6.9 billion at December 31, 2009. The increase was attributable to the acquisition of ARI, which was completed on March 1, 2010.
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
Depending upon the product and terms of the transaction, the fair value of the Company’s derivative contracts can be observed or priced using models based on the net present value of estimated future cash flows. The valuation models used require inputs including contractual terms, market prices, yield curves, credit curves and measures of volatility. The valuation models are monitored over the life of the derivative product. If there are any changes in the underlying inputs, the model is updated for those new inputs.
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
Instruments that trade infrequently and therefore have little or no price transparency are classified within Level III based on the results of our price verification process. The Company’s Level III assets were $64.9 million and $44.3 million as of June 30, 2010 and December 31, 2009, respectively, and represented approximately 7.5 percent and 5.4 percent of financial instruments measured at fair value. At June 30, 2010, this balance primarily consisted of asset-backed securities, principally collateralized by aircraft and residential mortgages, that have experienced low volumes of executed transactions, such that unobservable inputs had to be utilized for the fair value measurements, convertible securities for which no recent trade activity was observed, resulting in the use of unobservable inputs, and uncollateralized derivative contracts for which the fair market value has been adjusted for credit exposure to the counterparty. Asset-backed securities collateralized with airplane leases are valued using cash flow models that utilize unobservable inputs including airplane lease rates, trust costs, aircraft valuation and other factors impacting security cash flows. Asset-backed securities collateralized with residential mortgages are valued using cash flow models that utilize unobservable inputs that include credit default rates, prepayment rates and severity rates. Convertible securities are valued using models that utilize observable inputs such as specific company stock price and volatility and unobservable inputs that include option adjusted spreads. The derivative contracts are valued using a model based on net present value of estimated cash flows discounted for credit exposure with the counterparty. The discount is based upon a credit review conducted by management.
During the first half of 2010, we recorded net sales of $7.4 million of Level III assets, primarily consisting of $7.8 million of net sales of asset-backed securities and $12.1 million of net sales of short-term municipal securities, offset with $9.3 million in net purchases of convertible securities and $3.2 million in net purchases of fixed income securities. We had net transfers of $14.7 million of assets from Level II to Level III in the first six months of 2010. Transfers of assets from Level II to Level III were related to derivatives and asset-backed securities, where no recent trade activity was observed and valuation inputs became unobservable. During the first half of 2010, net gains (realized and unrealized) on Level III assets of $13.3 million were attributed to increased fair values of certain derivatives as well as gains on the sale of certain asset-backed securities and certain convertible securities. These net gains were offset by decreased fair values of certain short-term municipal securities.

During the six months ended June 30, 2010, we recorded net sales of $6.0 million of Level III liabilities primarily consisting of $7.9 million of net sales related to fixed income securities made to facilitate customer activity offset by $1.9 million in net purchases of asset-backed securities. There were $3.9 million of net transfers of financial liabilities from Level III to Level II for the six months ended June 30, 2010 related to asset-backed securities for which market trades were observed in the quarter that provide for transparency into the valuation of these liabilities.
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
Goodwill and Intangible Assets
We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities acquired requires certain management estimates. At June 30, 2010, we had goodwill of $316.9 million. Of this goodwill balance, $152.3 million was recorded in 2010 as a result of the acquisition of Advisory Research Holdings, Inc. and $105.5 million is a result of the 1998 acquisition by U.S. Bancorp of our predecessor, Piper Jaffray Companies Inc., and its subsidiaries.
Under FASB Accounting Standards Codification Topic 350, “Intangibles – Goodwill and Other,” we are required to perform impairment tests of our goodwill and indefinite-lived intangible assets annually and on an interim basis when certain events or circumstances exist that could indicate possible impairment. We have elected to test for goodwill impairment in the fourth quarter of each calendar year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of our principal reporting units based on the following factors: our market capitalization, a discounted cash flow model using revenue and profit forecasts, public market comparables and multiples of recent mergers and acquisitions of similar businesses. Valuation multiples may be based on revenues, price-to-earnings and tangible capital ratios of comparable public companies and business segments. These multiples may be adjusted to consider competitive differences including size, operating leverage and other factors. The estimated fair values of our reporting units are compared with their carrying values, which includes the allocated goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value.
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
We completed our annual goodwill impairment testing as of November 30, 2009, and no impairment was identified. We also tested the definite-lived intangible assets acquired as part of the FAMCO acquisition and concluded there was no impairment.
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
Compensation paid to employees in the form of restricted stock or stock options is generally accrued or amortized on a straight-line basis over the required service period of the award and is included in our results of operations as compensation expense. The majority of these awards have a three-year cliff vesting schedule and provide for continued vesting after termination, so long as the employee does not violate certain post-termination restrictions as set forth in the award agreements or any agreements entered into upon termination. These post-termination restrictions do not meet the criteria for an in-substance service condition as defined by ASC 718. Accordingly, such restricted stock and option grants are expensed in the period in which those awards are deemed to be earned, which is generally the calendar year preceding our annual February equity grant. If any of these awards are cancelled, the lower of the fair value at grant date or the fair value at the date of cancellation is recorded within other income in the consolidated statements of operations.
Performance-based restricted stock awards are amortized on a straight-line basis over the period we expect the performance target to be met. The performance condition must be met for the awards to vest and total compensation cost will be recognized only if the performance condition is satisfied. The probability that the performance conditions will be achieved and that the awards will vest is reevaluated each reporting period with changes in actual or estimated compensation expense accounted for using a cumulative effect adjustment.
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
Income Taxes
We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally, amortization of share-based compensation. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. We believe that our future taxable profits will be sufficient to recognize our U.S. deferred tax assets. If however, our projections of future taxable profits do not materialize, we may conclude that a valuation allowance is needed. We have recorded a deferred tax asset valuation allowance of $5.0 million related to certain foreign subsidiary net operating loss carry forwards.

We record deferred tax benefits for future tax deductions expected upon the vesting of share-based compensation. If deductions reported on our tax return for share-based compensation (i.e., the value of the share-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with ASC 718), we record the excess tax benefit as additional paid-in capital. Conversely, if deductions reported on our tax return for share-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, we offset the deficiency first to any previously recognized excess tax benefits recorded as additional paid-in capital and any remaining deficiency is recorded as income tax expense. As of June 30, 2010, we do not have any available excess tax benefits within additional paid-in capital. Approximately 570,000 shares of restricted stock vested in the first half of 2010 at values less than the grant date fair value resulting in $5.3 million of income tax expense in the first half of 2010.
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
On April 16, 2008, we announced that our board of directors had authorized the repurchase of up to $100 million in shares of our common stock. In the second quarter of 2010, we repurchased 893,050 shares or $30 million of our common stock under this authorization. On June 30, 2010, this authorization expired and our board of directors approved a new repurchase authorization on July 28, 2010 of up to $75 million in shares of our common stock. This new authorization expires on September 30, 2012.
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
Uncommitted Lines - We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $275 million with three banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have a $100 million uncommitted unsecured facility with one of these banks. These uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. These lines are subject to approval by the respective bank each time an advance is requested and advances may be denied. We manage our relationships with the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business. At June 30, 2010, we had no advances against these lines of credit.
Committed Lines - Our committed line is a $250 million revolving secured credit facility. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires our U.S. broker dealer subsidiary to maintain a minimum net capital of $150 million, and the unpaid principal amount of all advances under the facility will be due on September 30, 2010. At June 30, 2010, we had no advances against our committed line of credit.
Commercial Paper Program - In 2009, we initiated a secured commercial paper program to fund a portion of our securities inventories. The maximum amount that may be issued under the program is $300 million, of which $57.1 million was outstanding at June 30, 2010. The commercial paper notes are secured by our securities inventory with maturities on the commercial paper ranging from 27 days to 270 days from date of issuance.
Average net repurchase agreements (excluding repurchase agreements used to facilitate economic hedges) of $342 million and $90 million and short-term bank loans of $95 million and $38 million in the second quarter of 2010 and 2009, respectively, were primarily used to finance inventory as well as customer and trade-related receivables. We also used an average of $10 million in securities lending arrangements and an average of $47 million in commercial paper in the second quarter of 2010 to finance inventory and receivables. Growth in our securities inventories is generally financed through a combination of these various short-term financing arrangements.
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
Capital Requirements
As a registered broker dealer and member firm of FINRA, our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rule and the net capital rule of FINRA. We expect that these provisions will not impact our ability to meet current and future obligations. We also are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. At June 30, 2010, our net capital under the SEC’s Uniform Net Capital Rule was $241.9 million, and exceeded the minimum net capital required under the SEC rule by $240.9 million.

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
Off-Balance Sheet Arrangements
In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes our off-balance-sheet arrangements at June 30, 2010 and December 31, 2009:

							Total
Expiration Per Period at June 30, 2010							Contractual Amount
	Remainder of			2013-	2015-		June 30,	December 31,
(Dollars in thousands)	2010	2011	2012	2014	2016	Later	2010	2009
Customer matched-book derivative contracts (1)(2)	$-	$-	$-	$155,090	$149,349	$6,207,888	$6,512,327	$6,795,186
Trading securities derivative contracts (2)	-	-	-	-	12,500	222,000	234,500	234,500
Credit default swap index contracts (2)	-	-	-	-	215,000	-	215,000	-
Foreign currency forward contract (2)	4,418	-	-	-	-	-	4,418	-
Loan commitments	-	-	-	-	-	-	-	5,000
Private equity and other principal investments	-	-	-	-	-	-	2,927	3,652

(1)	Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with two major financial institutions, which are mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $268.9 million at June 30, 2010) who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing us to the credit risk of these counterparties. At June 30, 2010, we had $27.3 million of credit exposure with these counterparties, including $13.8 million of credit exposure with one counterparty.

(2)	We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At June 30, 2010 and December 31, 2009, the net fair value of these derivative contracts approximated $28.2 million and $14.1 million, respectively.
Derivatives
Derivatives’ notional contract amounts are not reflected as assets or liabilities on our consolidated statements of financial condition. Rather, the market value, or fair value, of the derivative transactions are reported on the consolidated statements of financial condition as assets or liabilities in financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased, as applicable. Derivatives are presented on a net basis by counterparty when a legal right of offset exists and when applicable provisions are stated in a master netting agreement.
We enter into derivative contracts in a principal capacity as a dealer to satisfy the financial needs of clients. We also use derivative products to hedge the interest rate, market value and credit risks associated with our security positions. Our interest rate hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate risk. For a complete discussion of our activities related to derivative products, see Note 5, “Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased,” in the notes to our unaudited consolidated financial statements.
Loan Commitments
We may commit to short-term bridge-loan financing for our clients or make commitments to underwrite corporate debt. We had no loan commitments outstanding at June 30, 2010.
Private Equity and Other Principal Investments
We have committed capital to certain non-consolidated private-equity funds. These commitments have no specified call dates. We had $2.9 million of fund commitments outstanding at June 30, 2010.

Special Purpose Entities
As of June 30, 2010, we have investments in various entities, typically partnerships or limited liability companies, established for the purpose of investing in equity and debt securities of public and private investments. We commit capital or act as the managing partner or member of these entities. Some of these entities are deemed to be VIEs. For a complete discussion of our activities related to these types of entities, see Note 7, “Variable Interest Entities,” to our unaudited consolidated financial statements.
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
In addition to supporting daily risk management processes on the trading desks, our risk management functions support our financial risk committee. This committee oversees risk management practices, including defining acceptable risk tolerances and approving risk management policies.
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
Our different types of market risk include:
Interest Rate Risk - Interest rate risk represents the potential volatility from changes in market interest rates. We are exposed to interest rate risk arising from changes in the level and volatility of interest rates, changes in the shape of the yield curve, changes in credit spreads, and the rate of prepayments. Interest rate risk is managed through the use of appropriate hedging in U.S. government securities, agency securities, mortgage-backed securities, corporate debt securities, interest rate swaps, options, futures and forward contracts. We utilize interest rate swap contracts to hedge a portion of our fixed income inventory and to hedge rate lock agreements and forward bond purchase agreements we may enter into with our public finance customers. Additionally, we historically used interest rate swap agreements to hedge residual cash flows from our tender option bond program. Our interest rate hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate risk. These interest rate swap contracts are recorded at fair value with the changes in fair value recognized in earnings.
Equity Price Risk - Equity price risk represents the potential loss in value due to adverse changes in the level or volatility of equity prices. We are exposed to equity price risk through our trading activities in the U.S. and European markets on both listed and over-the-counter equity markets. We attempt to reduce the risk of loss inherent in our market-making and in our inventory of equity securities by establishing limits on the notional level of our inventory and by managing net position levels with those limits.

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

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Interest Rate Risk	$1,793	$1,147
Equity Price Risk	238	68
Diversification Effect (1)	(275)	(74)

Total Value-at-Risk	$1,756	$1,141

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.
We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the six months ended June 30, 2010 and the year ended December 31, 2009, respectively.

For the Six Months Ended June 30, 2010

(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$4,359	$1,231	$2,129
Equity Price Risk	3,414	27	242
Diversification Effect (1)			(282)
Total Value-at-Risk	$4,227	$1,217	$2,089
For the Year Ended December 31, 2009

(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$2,947	$531	$1,397
Equity Price Risk	951	21	221
Diversification Effect (1)			(252)
Total Value-at-Risk	$2,937	$513	$1,366

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.
Trading losses incurred on a single day exceeded our one-day VaR on two occasions during the first half of 2010.
The aggregate VaR as of June 30, 2010 was higher compared to levels reported as of December 31, 2009. This is due mainly to higher inventory balances.
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
We are also exposed to liquidity risk in our day-to-day funding activities. We have a relatively low leverage ratio of 2.5 as of June 30, 2010. We calculate our leverage ratio by dividing total assets by total shareholders’ equity. Our U.S. broker dealer had net capital of $241.9 million as of June 30, 2010. We manage liquidity risk by diversifying our funding sources across products and among individual counterparties within those products. For example, our treasury department actively manages the use of repurchase agreements, securities lending arrangements, commercial paper issuance and secured and unsecured bank borrowings each day depending on pricing, availability of funding, available collateral and lending parameters from any one of these sources. We also added a committed bank line to our funding sources during 2008 to further manage liquidity risk, which we renewed in September 2009.
In addition to managing our capital and funding, the treasury department oversees the management of net interest income risk and the overall use of our capital, funding, and balance sheet.
We currently act as the remarketing agent for approximately $6.2 billion of variable rate demand notes, all of which have a financial institution providing a liquidity guarantee. As remarketing agent for our clients’ variable rate demand notes, we are the first source of liquidity for sellers of these instruments. At certain times, demand from buyers of variable rate demand notes is less than the supply generated by sellers of these instruments. In times of supply and demand imbalance, we may (but are not obligated to) facilitate liquidity by purchasing variable rate demand notes from sellers for our own account. Our liquidity risk related to variable rate demand notes is ultimately mitigated by our ability to tender these securities back to the financial institution providing the liquidity guarantee.

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
We have concentrated counterparty credit exposure with six non-publicly rated entities totaling $27.3 million at June 30, 2010. This counterparty credit exposure is part of our derivative program, consisting primarily of interest rate swaps. One derivative counterparty represents 50.5 percent, or $13.8 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee.
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
Credit exposure associated with our investments in private company debt instruments are monitored regularly by our financial risk committee. These investments are recorded in other assets at amortized cost on the consolidated statement of financial condition. At June 30, 2010, we had two debt investments totaling $10.0 million. One of these debt investments totaling $5.5 million is in default as of June 30, 2010; however, we currently believe that the value of our secured collateral exceeds $5.5 million and accordingly, we have not recorded an impairment loss on this loan as of June 30, 2010.
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
We also are exposed to the risk of loss related to changes in the credit spreads of debt instruments. Credit spread risk arises from potential changes in an issuer’s credit rating or the market’s perception of the issuer’s credit worthiness. We enter into credit default swap index contracts to hedge this risk, which may not work in all market environments and as a result may not be effective in mitigating credit risk. These credit default swap index contracts are recorded at fair value with the changes in fair value recognized in earnings.
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
As a result of the acquisition of ARI on March 1, 2010, we have implemented internal controls over financial reporting to include consolidation of ARI, as well as acquisition-related accounting and disclosures. The acquisition of ARI represents a material change in internal control over financial reporting since management’s last assessment of the internal control over financial reporting. ARI utilizes separate accounting systems and processes to record financial data.
We intend to extend our Sarbanes-Oxley 404 compliance program to include ARI. Our management is reviewing and evaluating our internal control procedures and the design of those control procedures relating to the ARI acquisition and anticipates that we will complete an evaluation and review of the ARI internal control over financial reporting as of December 31, 2010.
Except for the change related to the acquisition of ARI, during the second quarter of the fiscal year ended December 31, 2010, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The discussion of our business and operations should be read together with the legal proceedings contained in Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2010.

				Total Number of
				Shares Purchased as	Approximate Dollar Value
	Total Number			Part of Publicly	of Shares that May Yet Be
	of Shares		Average Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased		per Share	Programs	or Programs (1)
Month #1 (April 1, 2010 to April 30, 2010)	0		$-	0	$61 million
Month #2 (May 1, 2010 to May 31, 2010)	71,726	(2)	$34.35	48,000	$60 million
Month #3 (June 1, 2010 to June 30, 2010)	845,050	(3)	$33.60	845,050	$31 million

Total	916,776		$33.66	893,050	0 (4)

(1)	On April 16, 2008, we announced that our board of directors had authorized the repurchase of up to $100 million of common stock through June 30, 2010.

(2)	Consists of 48,000 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price per share of $33.02, and 23,726 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $37.05.

(3)	Consists of 845,050 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price per share of $33.60.

(4)	Authorization expired June 30, 2010. Our board of directors approved a new repurchase authorization on July 28, 2010 of up to $75 million in shares of our common stock. This new authorization expires on September 30, 2012.
In addition, a third-party trustee makes open-market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.

ITEM 6. EXHIBITS.

Exhibit		Method of
Number	Description	Filing

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of June 20, 2010 and December 31, 2009, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009, (iii) the Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and (iv) the notes to the Consolidated Financial Statements, tagged as blocks of text.
Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2010.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of June 20, 2010 and December 31, 2009, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009, (iii) the Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and (iv) the notes to the Consolidated Financial Statements, tagged as blocks of text.
Filed herewith