Form 10-Q
period 2010-09-30
PIPER JAFFRAY COMPANIES
filed 2010-11-03
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of October 29, 2010, the registrant had 20,790,540 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Piper Jaffray Companies
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2010	2009
(Amounts in thousands, except share data)	(Unaudited)
Assets

Cash and cash equivalents	$38,504	$43,942
Cash and cash equivalents segregated for regulatory purposes	20,006	9,006
Receivables:
Customers	80,608	71,859
Brokers, dealers and clearing organizations	145,952	262,061
Securities purchased under agreements to resell	259,861	149,682

Financial instruments and other inventory positions owned	523,816	662,618
Financial instruments and other inventory positions owned and pledged as collateral	415,529	137,371

Total financial instruments and other inventory positions owned	939,345	799,989

Fixed assets (net of accumulated depreciation and amortization of $64,101 and $59,563, respectively)	20,419	16,596
Goodwill	316,934	164,625
Intangible assets (net of accumulated amortization of $16,049 and $10,686, respectively)	61,763	12,067
Other receivables	52,772	33,868
Other assets	124,626	139,635

Total assets	$2,060,790	$1,703,330

Liabilities and Shareholders’ Equity

Short-term financing	$107,023	$90,079
Variable rate senior notes	120,000	120,000
Payables:
Customers	62,292	48,179
Brokers, dealers and clearing organizations	75,308	71,818
Securities sold under agreements to repurchase	313,377	36,134
Financial instruments and other inventory positions sold, but not yet purchased	400,778	335,795
Accrued compensation	88,741	157,022
Other liabilities and accrued expenses	88,589	65,687

Total liabilities	1,256,108	924,714

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at September 30, 2010 and December 31, 2009; Shares issued: 19,509,813 at September 30, 2010 and 19,504,948 at December 31, 2009; Shares outstanding: 14,702,043 at September 30, 2010 and 15,633,690 at December 31, 2009	195	195
Additional paid-in capital	836,013	803,553
Retained earnings	170,135	155,193
Less common stock held in treasury, at cost: 4,807,770 shares at September 30, 2010 and 3,871,258 shares at December 31, 2009	(202,508)	(181,443)
Other comprehensive income	847	1,118

Total shareholders’ equity	804,682	778,616

Total liabilities and shareholders’ equity	$2,060,790	$1,703,330

See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2010	2009	2010	2009
Revenues:

Investment banking	$56,243	$48,115	$171,736	$134,615
Institutional brokerage	40,432	59,576	121,611	175,455
Interest	11,497	11,854	39,259	29,024
Asset management	16,812	3,568	41,839	9,817
Other income/(loss)	(368)	3,340	6,054	(1,209)

Total revenues	124,616	126,453	380,499	347,702

Interest expense	8,153	6,784	26,797	11,861

Net revenues	116,463	119,669	353,702	335,841

Non-interest expenses:

Compensation and benefits	66,058	71,802	208,832	201,503
Occupancy and equipment	8,853	7,703	24,578	21,901
Communications	5,943	5,474	18,631	17,003
Floor brokerage and clearance	2,879	2,974	8,803	9,088
Marketing and business development	5,863	5,498	17,280	13,362
Outside services	7,945	6,234	23,684	21,168
Restructuring-related expenses	1,333	-	1,333	3,572
Other operating expenses	4,011	4,402	15,992	10,700

Total non-interest expenses	102,885	104,087	319,133	298,297

Income before income tax expense	13,578	15,582	34,569	37,544

Income tax expense	6,524	6,316	19,627	19,427

Net income	$7,054	$9,266	$14,942	$18,117

Net income applicable to common shareholders	$5,415	$7,576	$11,671	$14,863

Earnings per common share
Basic	$0.36	$0.47	$0.75	$0.93
Diluted	$0.36	$0.47	$0.75	$0.93

Weighted average number of common shares outstanding
Basic	15,035	16,031	15,588	16,001
Diluted	15,038	16,131	15,626	16,039
See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2010	2009
Operating Activities:

Net income	$14,942	$18,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	5,475	5,318
Deferred income taxes	13,385	7,778
Stock-based compensation	16,140	31,515
Amortization of intangible assets	5,363	1,842
Amortization of forgivable loans	5,411	3,967
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	(11,000)	10,999
Receivables:
Customers	(8,856)	(16,518)
Brokers, dealers and clearing organizations	116,098	(6,087)
Securities purchased under agreements to resell	(110,179)	(100,675)
Securitized municipal tender option bonds	-	55,694
Net financial instruments and other inventory positions owned	(74,363)	(28,244)
Other receivables	(15,489)	(2,312)
Other assets	1,912	31,049
Increase/(decrease) in operating liabilities:
Payables:
Customers	14,166	3,484
Brokers, dealers and clearing organizations	29,253	68,536
Securities sold under agreements to repurchase	33,988	13,111
Tender option bond trust certificates	-	(59,262)
Accrued compensation	(50,131)	13,228
Other liabilities and accrued expenses	20,227	4,851

Net cash provided by operating activities	6,342	56,391

Investing Activities:

Business acquisitions, net of cash acquired	(182,105)	-
Purchases of fixed assets, net	(8,961)	(2,275)

Net cash used in investing activities	(191,066)	(2,275)

Financing Activities:

Decrease in securities loaned	(25,988)	-
Increase/(decrease) in securities sold under agreements to repurchase	243,255	(53,068)
Increase in short-term financing	16,938	4,000
Repurchase of common stock	(54,902)	(12,601)
Reduced tax benefits from stock-based compensation	-	(2,941)
Proceeds from stock option transactions	98	951

Net cash provided by/(used in) financing activities	179,401	(63,659)

Currency adjustment:
Effect of exchange rate changes on cash	(115)	335

Net decrease in cash and cash equivalents	(5,438)	(9,208)

Cash and cash equivalents at beginning of period	43,942	49,848

Cash and cash equivalents at end of period	$38,504	$40,640

Supplemental disclosure of cash flow information -
Cash paid/(received) during the period for:
Interest	$27,908	$3,225
Income taxes	$4,539	$(33,897)

Non-cash investing activities -
Issuance of common stock for acquisition of Advisory Research Holdings, Inc.:
893,105 shares for the nine months ended September 30, 2010	$31,822	$-

Non-cash financing activities -
Issuance of common stock for retirement plan obligations:
81,696 shares and 134,700 shares for the nine months ended September 30, 2010 and 2009, respectively	$3,634	$3,756

Issuance of restricted common stock for annual equity award:
699,673 shares and 585,198 shares for the nine months ended September 30, 2010 and 2009, respectively	$31,121	$16,331
See Notes to Consolidated Financial Statements

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1	Background
Piper Jaffray Companies is the parent company of Piper Jaffray & Co. (“Piper Jaffray”), a securities broker dealer and investment banking firm; Piper Jaffray Asia Holdings Limited, an entity providing investment banking services in China headquartered in Hong Kong; Piper Jaffray Ltd., a firm providing securities brokerage and investment banking services in Europe headquartered in London, England; Advisory Research Holdings, Inc. (“ARI”) and Fiduciary Asset Management, LLC (“FAMCO”), entities providing asset management services to separately managed accounts, closed end funds and partnerships; Piper Jaffray Financial Products Inc., Piper Jaffray Financial Products II Inc. and Piper Jaffray Financial Products III Inc., entities that facilitate derivative transactions; and other immaterial subsidiaries. Piper Jaffray Companies and its subsidiaries (collectively, the “Company”) operate in two reporting segments: Capital Markets and Asset Management. A summary of the activities of each of the Company’s business segments is as follows:
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
Asset Management
The Asset Management segment provides asset management services and products in equity and fixed income securities to institutional and high net worth individuals through proprietary distribution channels. Revenues are generated in the form of management fees and performance fees. The majority of the Company’s performance fees, if earned, are recognized in the fourth quarter.
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
As defined in ASC 810, VIEs are entities that lack one or more of the characteristics of a voting interest entity described above. With the exception of entities eligible for the deferral codified in FASB Accounting Standards Update (“ASU”) No. 2010-10, “Consolidation: Amendments for Certain Investment Funds,” (“ASU 2010-10”) (generally asset managers and investment companies), ASC 810 states that a controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that have both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the rights to receive benefits from the entity that could potentially be significant to the entity. Accordingly, the Company consolidates VIEs in which the Company has a controlling financial interest. For more on ASC 810 and VIEs, please see “Consolidation of Variable Interest Entities” under Adoption of New Accounting Standards in Note 3 below.
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

Consolidation of Variable Interest Entities
In June 2009, the FASB updated the accounting standard related to the consolidation of variable interest entities (“VIE”). The standard requires, among other things, a qualitative rather than quantitative analysis to determine the primary beneficiary (“PB”) of the VIE, continuous assessments of whether the entity is the PB of the VIE, and enhanced disclosures about involvement with VIEs. This standard was effective for the Company January 1, 2010 and is applicable to all entities with which the enterprise has involvement, regardless of when that involvement arose. The adoption of the new standard did not have an impact on the Company’s consolidated financial statements.
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
On March 1, 2010, the Company completed the purchase of Advisory Research Holdings, Inc. (“ARI”), an asset management firm based in Chicago, Illinois. The purchase was completed pursuant to the securities purchase agreement dated December 20, 2009. The fair value as of the acquisition date was $212.1 million, consisting of $180.3 million in cash and 893,105 shares (881,846 of which vest in four equal installments over the next four years) of the Company’s common stock valued at $31.8 million. The fair value of the 881,846 shares of common stock with vesting restrictions was determined using the market price of the Company’s common stock on the date of the acquisition discounted for the liquidity restrictions in accordance with the valuation principles of ASC 820. The vesting provisions of these 881,846 shares are principally time-based, but also include certain post-termination restrictions. The remaining 11,259 shares have no vesting restrictions and the fair value was determined using the market price of the Company’s common stock on the date of the acquisition. A portion of the purchase price payable in cash was funded by proceeds from the issuance of variable rate senior notes (“Notes”) in the amount of $120 million pursuant to the note purchase agreement (“Note Purchase Agreement”) dated December 31, 2009 with certain entities advised by Pacific Investment Management Company LLC (“PIMCO”).
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
Identifiable intangible assets purchased by the Company consisted of customer relationships and the ARI trade name with acquisition-date fair values of $52.2 million and $2.9 million, respectively. Acquisition costs of $1.5 million were incurred in the fourth quarter of 2009 and $96,000 of acquisition costs were incurred in the nine months ended September 30, 2010, and are included in outside services on the consolidated statement of operations.

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

ARI’s results of operations have been included in the consolidated Company’s financial statements prospectively beginning on the date of acquisition. Since the date of acquisition, ARI had net revenues of $28.3 million and net income of $6.3 million. The following unaudited pro forma financial data assumes the acquisition had occurred at the beginning of each period presented. Pro forma results have been prepared by adjusting the consolidated Company’s historical results to include ARI’s results of operations adjusted for the following changes: depreciation and amortization expenses were adjusted as a result of acquisition-date fair value adjustments to fixed assets, intangible assets, deferred acquisition costs and lease obligations; interest expense was adjusted for revised debt structures; and the income tax effect of applying the Company’s statutory tax rates to ARI’s results. The consolidated Company’s unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable periods presented, nor does it indicate the results of operations in future periods.

	Three Months
	Ended September 30,	Nine Months Ended September 30,
(Dollars in thousands)	2009	2010	2009
Net revenues	$129,123	$361,748	$361,747
Net income	$10,880	$16,689	$21,889

Note 5	Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased
Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased were as follows:

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$31,502	$3,070
Convertible securities	57,268	75,295
Fixed income securities	132,009	112,825
Municipal securities:
Taxable securities	232,133	151,144
Tax-exempt securities	142,983	147,809
Short-term securities	66,500	25,204
Asset-backed securities	68,272	70,425
U.S. government agency securities	165,104	125,576
U.S. government securities	5,567	70,111
Derivative contracts	38,007	18,530

	$939,345	$799,989

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$30,692	$26,474
Convertible securities	5,748	3,678
Fixed income securities	29,287	122,339
Asset-backed securities	13,899	8,937
U.S. government agency securities	62,970	67,001
U.S. government securities	248,723	102,911
Derivative contracts	9,459	4,455

	$400,778	$335,795

At September 30, 2010, and December 31, 2009, financial instruments and other inventory positions owned in the amount of $415.5 million and $137.4 million, respectively, had been pledged as collateral for the Company’s repurchase agreements, secured borrowings and securities loaned.
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
The following table presents the total absolute notional contract amount associated with the Company’s outstanding derivative instruments:

(Dollars in thousands)		September 30,	December 31,

Transaction Type or Hedged Security	Derivative Category	2010	2009
Customer matched-book	Interest rate derivative contract	$6,470,899	$6,795,186
Trading securities	Interest rate derivative contract	202,250	234,500
Trading securities	Credit default swap index contract	140,000	-
Firm investments	Foreign currency forward contract	4,891	-

		$6,818,040	$7,029,686

The Company’s interest rate derivative contracts, credit default swap index contracts and foreign currency forward contracts do not qualify for hedge accounting, therefore, unrealized gains and losses are recorded on the consolidated statements of operations. The following table presents the Company’s unrealized gains/(losses) on derivative instruments:

(Dollars in thousands)		Three Months Ended		Nine Months Ended

Derivative Category	Operations Category	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Interest rate derivative contract	Investment banking	$6,434	$(668)	$3,566	$5,305
Interest rate derivative contract	Institutional brokerage	(2,299)	(6,606)	(2,485)	(997)
Credit default swap index contract	Institutional brokerage	(3,492)	-	(419)	-
Foreign currency forward contract	Other operating expenses	(502)	-	12	-

		$141	$(7,274)	$674	$4,308

The gross fair market value of all derivative instruments and their location on the Company’s consolidated statements of financial condition prior to counterparty and cash collateral netting are shown below by asset or liability position (1):

(Dollars in thousands)		Asset Value at		Liability Value at

Derivative Category	Financial Condition Location	Sept. 30, 2010	Financial Condition Location	Sept. 30, 2010
Interest rate derivative contract	Financial intruments and other inventory positions owned	$576,711	Financial intruments and other inventory positions sold, but not yet purchased	$540,532
Credit default swap index contract	Financial intruments and other inventory positions owned	402	Financial intruments and other inventory positions sold, but not yet purchased	225
Foreign currency forward contract	Financial intruments and other inventory positions owned	-	Financial intruments and other inventory positions sold, but not yet purchased	399

		$577,113		$541,156

(1)	Amounts are disclosed at gross fair value in accordance with the requirement of ASC 815.
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

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company’s financial risk committee. The Company reflects counterparty credit risk in calculating derivative contract fair value. The majority of the Company’s derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of September 30, 2010, the Company had $31.4 million of uncollateralized credit exposure with these counterparties (notional contract amount of $268.6 million), including $17.5 million of uncollateralized credit exposure with one counterparty.

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
Financial Instruments and Other Inventory Positions Owned
Equity securities — Exchange traded equity securities are valued based on quoted prices from the exchange for identical assets or liabilities as of the period-end date. To the extent these securities are actively traded and valuation adjustments are not applied, they are categorized as Level I. Non-exchange traded equity securities are measured primarily using broker quotations, pricing service data from external providers and prices observed for recently executed market transactions and are categorized within Level II of the fair value hierarchy. Where such information is not available, non-exchange traded equity securities are categorized as Level III financial instruments and measured using valuation techniques involving quoted prices of or market data for comparable companies. When using pricing data of comparable companies, judgment must be applied to adjust the pricing data to account for differences between the measured security and the comparable security (e.g., issuer market capitalization, yield, dividend rate and geographical concentration).
Convertible securities — Convertible securities are valued based on observable trades, when available. Accordingly, these convertible securities are categorized as Level II. When observable price quotations are not available, fair value is determined based upon model-based valuation techniques with observable market inputs, such as specific company stock price and volatility and unobservable inputs such as option adjusted spreads. These instruments are categorized as Level III.
Corporate fixed income securities — Fixed income securities include corporate bonds which are valued based on recently executed market transactions of comparable size, pricing service data from external providers when available, or broker quotations. Accordingly, these corporate bonds are categorized as Level II. When observable price quotations are not available, fair value is determined using model-based valuation techniques with observable inputs such as specific security contractual terms and yield curves and unobservable inputs such as credit spreads. Corporate bonds measured using model-based valuation techniques are categorized as Level III and comprise a limited portion of our corporate bonds.

Taxable municipal securities — Taxable municipal securities are valued using recently executed observable trades or market price quotations and therefore are generally categorized as Level II.
Tax-exempt municipal securities — Tax-exempt municipal securities are valued using recently executed observable trades or market price quotations and therefore are generally categorized as Level II. Certain illiquid tax-exempt municipal securities are categorized as Level III.
Short-term municipal securities — Short-term municipal securities include auction rate securities, variable rate demand notes, and other short-term municipal securities. Auction rate securities were historically traded and valued as floating rate notes, priced at par due to the auction mechanism. Beginning in 2008, the auction rate securities market experienced dislocation due to uncertainties in the credit markets. During 2009, certain areas of the auction rate market began to function; however, lower credit issuers remain illiquid. Accordingly, auction rate securities with limited liquidity were valued based upon internal models with observable inputs such as specific security contractual terms and yield curves and unobservable inputs such as liquidity discounts. These instruments were categorized as Level III. Variable rate demand notes and other short-term municipal securities are valued using recently executed observable trades or market price quotations and therefore are generally categorized as Level II.
Asset-backed securities — Asset-backed securities are valued using observable trades, when available. Certain asset-backed securities are valued using models where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data. These asset-backed securities are categorized as Level II. Other asset-backed securities, which are principally collateralized by aircraft and have experienced low volumes of executed transactions, result in less observable transaction data. These assets are valued using cash flow models that utilize unobservable inputs including airplane lease rates, aircraft valuation, trust costs, and other factors impacting security cash flows. The Company’s aircraft asset-backed securities had a weighted average yield of 6.2% at September 30, 2010. The Company also has a minimal amount of asset-backed securities collateralized by residential mortgages. These are valued using cash flow models that utilize unobservable inputs including credit default rates ranging from 3-10%, prepayment rates ranging from 4-8% of CPR, severity ranging from 50-80% and valuation yields ranging from 6-9%. As judgment is used to determine the range of these inputs, these asset-backed securities are categorized as Level III.
U.S. government agency securities — U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities and thus, are categorized as Level II. Mortgage bonds include mortgage bonds, mortgage pass-through securities and agency collateralized mortgage-obligations (“CMO”). Mortgage pass-through securities and CMO securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore, generally are categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields ranging from 95-165 basis point spreads to treasury securities, or models based upon prepayment expectations ranging from 222-454 Public Securities Association (“PSA”) prepayment levels. These securities are categorized as Level II.
U.S. government securities — U.S. government securities include highly liquid U.S. treasury securities which are generally valued using quoted market prices and therefore categorized as Level I.
Derivatives — Derivative contracts include interest rate swaps, interest rate locks, credit default swap index contracts and foreign currency forward contracts. These instruments derive their value from underlying assets, reference rates, indices or a combination of these factors. The majority of the Company’s interest rate derivative contracts, including both interest rate swaps and interest rate locks, are valued using market standard pricing models based on the net present value of estimated future cash flows. The valuation models used do not involve material subjectivity as the methodologies do not entail significant judgment and the pricing inputs are market observable, including contractual terms, yield curves and measures of volatility. These instruments are classified as Level II within the fair value hierarchy. The Company’s credit default swap index contracts and foreign currency forward contracts are valued using market price quotations and classified as Level II.
Investments
The Company’s investments valued at fair value include investments in public companies, warrants of public or private companies and investments in certain illiquid municipal bonds. Exchange traded direct equity investments in public companies are valued based on quoted prices on active markets and reported in Level I. Company-owned warrants, which have a cashless exercise option, are valued based upon the Black-Scholes option-pricing model that uses discount rates and stock volatility factors of comparable companies as inputs. These inputs are subject to management judgment to account for differences between the measured investment and comparable companies. Company-owned warrants are reported as Level III assets. Investments in certain illiquid municipal bonds that the Company is holding for investment are measured using valuation techniques involving significant management judgment and are reported as Level III assets.
The following table summarizes the valuation of our financial instruments by pricing observability levels defined in ASC 820 as of September 30, 2010:

				Counterparty
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$10,622	$18,600	$2,280	$-	$31,502
Convertible securities	-	47,379	9,889	-	57,268
Fixed income securities	-	127,834	4,175	-	132,009
Municipal securities:
Taxable securities	-	232,133	-	-	232,133
Tax-exempt securities	-	139,630	3,353	-	142,983
Short-term securities	-	66,225	275	-	66,500
Asset-backed securities	-	41,951	26,321	-	68,272
U.S. government agency securities	-	165,104	-	-	165,104
U.S. government securities	5,567	-	-	-	5,567
Derivative instruments	-	75,606	-	(37,599)	38,007

Total financial instruments and other inventory positions owned:	16,189	914,462	46,293	(37,599)	939,345

Cash equivalents	10,652	-	-	-	10,652

Investments	2,582	-	3,147	-	5,729

Total assets	$29,423	$914,462	$49,440	$(37,599)	$955,726

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$30,692	$-	$-	$-	$30,692
Convertible securities	-	5,748	-	-	5,748
Fixed income securities	-	27,207	2,080	-	29,287
Asset-backed securities	-	10,759	3,140	-	13,899
U.S. government agency securities	-	62,970	-	-	62,970
U.S. government securities	248,723	-	-	-	248,723
Derivative instruments	-	39,649	-	(30,190)	9,459

Total financial instruments and other inventory positions sold, but not yet purchased:	279,415	146,333	5,220	(30,190)	400,778

Investments	-	-	1	-	1

Total liabilities	$279,415	$146,333	$5,221	$(30,190)	$400,779

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

The following table summarizes the valuation of our financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2009:

				Counterparty
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$3,070	$-	$-	$-	$3,070
Convertible securities	-	75,295	-	-	75,295
Fixed income securities	-	112,825	-	-	112,825
Municipal securities:
Taxable securities	-	151,144	-	-	151,144
Tax-exempt securities	-	147,809	-	-	147,809
Short-term securities	-	7,379	17,825	-	25,204
Asset-backed securities	-	46,186	24,239	-	70,425
U.S. government agency securities	-	125,576	-	-	125,576
U.S. government securities	70,111	-	-	-	70,111
Derivative instruments	-	54,391	-	(35,861)	18,530

Total financial instruments and other inventory positions owned:	73,181	720,605	42,064	(35,861)	799,989

Cash equivalents	13,352	-	-	-	13,352

Investments	1,139	-	2,240	-	3,379

Total assets	$87,672	$720,605	$44,304	$(35,861)	$816,720

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$26,474	$-	$-	$-	$26,474
Convertible securities	-	3,678	-	-	3,678
Fixed income securities	-	114,568	7,771	-	122,339
Asset-backed securities	-	6,783	2,154	-	8,937
U.S. government agency securities	-	67,001	-	-	67,001
U.S. government securities	102,911	-	-	-	102,911
Derivative instruments	-	19,294	-	(14,839)	4,455

Total financial instruments and other inventory positions sold, but not yet purchased:	129,385	211,324	9,925	(14,839)	335,795

Investments	-	-	19	-	19

Total liabilities	$129,385	$211,324	$9,944	$(14,839)	$335,814

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.
The Company’s Level III assets were $49.4 million and $44.3 million, or 5.2 percent and 5.4 percent of financial instruments measured at fair value as of September 30, 2010, and December 31, 2009, respectively. Transfers between levels are recognized at the beginning of the reporting period. There were $13.2 million of net transfers of financial assets from Level II to Level III during the nine months ended September 30, 2010 related primarily to fixed income securities and asset-backed securities for which no recent trade activity was observed and valuation inputs became unobservable. There were $1.8 million of net transfers of financial liabilities from Level III to Level II for the nine months ended September 30, 2010 related to asset-backed securities for which market trades were observed that provided transparency into the valuation of these liabilities, offset in part by fixed income securities for which valuation inputs became unobservable. Transfers between Level I and Level II were not material for the nine months ended September 30, 2010. At September 30, 2010, the Company’s Level II and Level III equities securities increased due to the purchase of non-exchange traded equities securities. Historically, the Company did not hold this type of security for trading purposes.

The following tables summarize the changes in fair value associated with Level III financial instruments during the nine months ended September 30, 2010 and 2009:

	Balance at					Balance at
	December 31,	Purchases/	Net transfers	Realized gains/	Unrealized gains/	September 30,
(Dollars in thousands)	2009	(sales), net	in/(out)	(losses) (1)	(losses) (1)	2010
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$-	$2,411	$-	$9	$(140)	$2,280
Convertible securities	-	7,103	(86)	1,753	1,119	9,889
Fixed income securities	-	(2,326)	6,102	575	(176)	4,175
Municipal securities:
Tax-exempt securities	-	3,352	-	-	1	3,353
Short-term securities	17,825	(15,389)	-	(2,291)	130	275
Asset-backed securities	24,239	(9,678)	7,232	4,621	(93)	26,321

Total financial instruments and other inventory positions owned:	42,064	(14,527)	13,248	4,667	841	46,293

Investments	2,240	(365)	-	219	1,053	3,147

Total assets	$44,304	$(14,892)	$13,248	$4,886	$1,894	$49,440

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Fixed income securities	$7,771	$(7,960)	$2,053	$7	$209	$2,080
Asset-backed securities	2,154	4,768	(3,872)	(95)	185	3,140

Total financial instruments and other inventory positions sold, but not yet purchased:	9,925	(3,192)	(1,819)	(88)	394	5,220

Investments	19	(97)	-	(48)	127	1

Total liabilities	$9,944	$(3,289)	$(1,819)	$(136)	$521	$5,221

	Balance at					Balance at
	December 31,	Purchases/	Net transfers	Realized gains/	Unrealized gains/	September 30,
(Dollars in thousands)	2008	(sales), net	in/(out)	(losses) (1)	(losses) (1)	2009
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$3,671	$-	$(3,671)	$-	$-	$-
Fixed income securities	2,138	4,451	610	(27)	305	7,477
Municipal securities:
Short-term securities	17,750	175	(100)	-	(527)	17,298
Asset-backed securities	22,560	19,041	12,877	3,025	1,298	58,801
U.S. government agency securities	6	(1)	(5)	-	-	-

Total financial instruments and other inventory positions owned:	46,125	23,666	9,711	2,998	1,076	83,576

Investments	433	(9)	27	-	1,658	2,109

Total assets	$46,558	$23,657	$9,738	$2,998	$2,734	$85,685

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Asset-backed securities	$-	$1,341	$(268)	$39	$(32)	$1,080

Total financial instruments and other inventory positions sold, but not yet purchased:	-	1,341	(268)	39	(32)	1,080

Investments	366	-	-	-	(347)	19

Total liabilities	$366	$1,341	$(268)	$39	$(379)	$1,099

(1)
Realized and unrealized gains/(losses) related to financial instruments, with the exception of foreign currency forward contracts and customer match-book derivatives, are reported in institutional brokerage on the consolidated statements of operations. Realized and unrealized gains/(losses) related to foreign currency forward contracts are recorded in other operating expenses. Realized and unrealized gains/(losses) related to customer match-book derivatives are reported in investment banking. Realized and unrealized gains/(losses) related to investments are reported in other income/(loss) on the consolidated statements of operations.

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
In the normal course of business, the Company periodically creates or transacts with entities that are investment vehicles organized as limited partnerships or limited liability companies. These entities were established for the purpose of investing in equity and debt securities of public and private investments and were initially financed through the capital commitments of the members. The Company has investments in and/or acts as the managing partner or member of these entities. In certain instances, the Company provides management and investment advisory services for which it earns fees generally based upon the market value of assets under management and may include incentive fees based upon performance. At September 30, 2010, the Company’s aggregate net investment in these investment vehicles totaled $17.8 million. The Company’s remaining capital commitments to these entities was $2.7 million at September 30, 2010.
Variable interest entities (“VIEs”) are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities. The determination as to whether an entity is a VIE is based on the amount and nature of the members’ equity investment in the entity. The Company also considers other characteristics such as the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance. For those entities that meet the deferral provisions defined by ASU 2010-10, the Company considers characteristics such as the ability to influence the decision making about the entity’s activities and how the entity is financed. The Company has identified certain of the entities described above as VIEs. These VIEs had net assets approximating $787.7 million at September 30, 2010. The Company’s exposure to loss from these VIEs is $5.3 million, which is the carrying value of its capital contributions recorded in other assets on the consolidated statement of financial condition at September 30, 2010. The Company had no liabilities related to these VIEs at September 30, 2010.
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
The Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of September 30, 2010.

Note 8	Receivables from and Payables to Brokers, Dealers and Clearing Organizations
Amounts receivable from brokers, dealers and clearing organizations at September 30, 2010 and December 31, 2009 included:

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Receivable arising from unsettled securities transactions, net	$-	$35,324
Deposits paid for securities borrowed	75,892	166,399
Receivable from clearing organizations	16,003	21,388
Deposits with clearing organizations	32,375	18,010
Securities failed to deliver	14,822	13,102
Other	6,860	7,838

	$145,952	$262,061

Amounts payable to brokers, dealers and clearing organizations at September 30, 2010 and December 31, 2009 included:

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Payable arising from unsettled securities transactions, net	$45,724	$-
Deposits received for securities loaned	-	25,988
Payable to clearing organizations	11,259	11,975
Securities failed to receive	7,994	22,118
Other	10,331	11,737

	$75,308	$71,818

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
In the normal course of business, the Company obtains securities purchased under agreements to resell, securities borrowed and margin agreements on terms that permit it to repledge or resell the securities to others. The Company obtained securities with a fair value of approximately $354.1 million and $332.3 million at September 30, 2010 and December 31, 2009, respectively, of which $324.5 million and $144.5 million, respectively, has been either pledged or otherwise transferred to others in connection with the Company’s financing activities or to satisfy its commitments under financial instruments and other inventory positions sold, but not yet purchased.
At September 30, 2010, the Company’s securities sold under agreements to repurchase (“Repurchase Liabilities”) exceeded 10 percent of total assets.
The following is a summary of Repurchase Liabilities and the fair market value of related collateral pledged as of September 30, 2010:

	Fair Market	Repurchase
(Dollars in thousands)	Value	Liabilities	Interest Rates
Overnight maturities:
Corporate securities:
Fixed income securities	$15,213	$12,349	1.23%
Municipal securities:
Taxable securities	126,519	103,810	1.23%
Tax-exempt securities	23,169	19,118	1.23%
Short-term securities	17,717	14,723	1.23%
On demand maturities:
Corporate securities:
Fixed income securities	78,789	73,422	0.65-0.95%
Asset-backed securities	6,564	5,850	0.45%
U.S. government agency securities	91,173	84,105	0.40-0.45%

	$359,144	$313,377

Note 10 Other Assets
Other assets include investments in public companies valued at fair value, equity and debt investments in private companies valued at cost, investments in private equity partnerships that are valued using the equity method of accounting, net deferred tax assets and prepaid expenses.
Other assets at September 30, 2010 and December 31, 2009 included:

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Investments at fair value	$5,729	$3,379
Investments at cost	27,469	33,687
Investments valued using equity method	17,146	14,825
Net deferred income tax assets	66,673	80,058
Prepaid expenses	5,370	5,840
Other	2,239	1,846

Total other assets	$124,626	$139,635

At September 30, 2010, the estimated fair market value of investments carried at cost totaled $34.5 million. The estimated fair value of investments carried at cost is based upon valuation models and other valuation techniques, which require a large degree of management judgment.
Note 11 Goodwill and Intangible Assets
The following table presents the changes in the carrying value of goodwill and intangible assets for the nine months ended September 30, 2010:

(Dollars in thousands)	Capital Markets	Asset Management	Total
Goodwill
Balance at December 31, 2009	$120,298	$44,327	$164,625
Goodwill recorded in purchase of ARI	-	152,282	152,282
FAMCO earn-out payment adjustment	-	27	27

Balance at September 30, 2010	$120,298	$196,636	$316,934

Intangible assets
Balance at December 31, 2009	$-	$12,067	$12,067
Intangible assets acquired in purchase of ARI	-	55,059	55,059
Amortization of intangible assets	-	(5,363)	(5,363)

Balance at September 30, 2010	$-	$61,763	$61,763

The addition of goodwill and intangible assets during the nine months ended September 30, 2010 primarily related to the acquisition of ARI, as discussed in Note 4. Management identified $55.1 million of intangible assets, consisting primarily of the customer relationships ($52.2 million), which are being amortized over a weighted average life of 10 years, and the ARI trade name ($2.9 million), which has an indefinite life and will not be amortized.

The following table summarizes the aggregate future amortization of the Company’s intangible assets:

(Dollars in thousands)
Years Ended December 31,
Remainder of 2010	$2,184
2011	8,276
2012	7,668
2013	7,325
2014	6,938
Thereafter	26,512

Total	$58,903

Note 12 Short-Term Financing
The following is a summary of short-term financing and the weighted average interest rates on borrowings as of September 30, 2010 and December 31, 2009:

			Weighted Average
	Outstanding Balance		Interest Rate
	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)	2010	2009	2010	2009
Bank lines (secured)	$50,000	$68,000	1.50%	1.35%
Commercial paper (secured)	57,023	22,079	1.29%	1.25%

Total short-term financing	$107,023	$90,079

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
The Company’s committed short-term bank line financing at September 30, 2010, consisted of a $250 million committed revolving credit facility with U.S. Bank, N.A. Advances under this facility are secured by certain marketable securities. The unpaid principal amount of all advances under this facility will be due on December 31, 2010. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis.
The Company’s uncommitted secured lines at September 30, 2010, totaled $275 million with three banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company’s uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. In addition, the Company has established arrangements to obtain financing by another broker dealer at the end of each business day related specifically to its convertible inventory.
In 2009, the Company initiated a secured commercial paper program to provide another funding source for its securities inventory. The senior secured commercial paper notes (“Series A CP Notes”) are secured by the Company’s securities inventory with maturities on the Series A CP Notes ranging from twenty-seven days to ninety-two days from the date of issuance. The Series A CP Notes are interest-bearing or sold at a discount to par with an interest rate based on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin.
As part of these short-term financing arrangements, the Company is subject to various financial and operational covenants. At September 30, 2010, the Company was in compliance with all covenants related to its financing facilities.

Note 13 Variable Rate Senior Notes
On December 31, 2009, the Company issued unsecured variable rate senior notes (“Notes”) in the amount of $120 million. The initial holders of the Notes are certain entities advised by PIMCO. Interest is based on an annual rate equal to LIBOR plus 4.10%, adjustable and payable quarterly. The weighted average interest rate for the nine months ended September 30, 2010, was 4.46%. The proceeds from the Notes were used to fund a portion of the ARI acquisition discussed further in Note 4 to our consolidated financial statements. The unpaid principal amount of the Notes will be due on December 31, 2010.
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
The Company is a defendant in two potentially material legal proceedings as described below.
The U.S. Department of Justice (“DOJ”), Antitrust Division, the SEC and various state attorneys general are conducting broad investigations of numerous firms for possible antitrust and securities violations in connection with the bidding or sale of guaranteed investment contracts and derivatives to municipal issuers from the early 1990s to date. These investigations commenced in November 2006. In addition, several class action complaints have been brought on behalf of a purposed class of government entities that purchased municipal derivatives. The complaints allege antitrust violations and civil fraud and are pending in a U.S. District Court under the multi-district litigation rules. No loss contingency has been reflected in the Company’s consolidated financial statements as this contingency is neither probable nor reasonably estimable at this time. An estimate of the loss, or range of loss that is reasonably possible, cannot be made at this time.
Piper Jaffray has been named as a defendant in a complaint filed in federal district court in Des Moines, Iowa on June 30, 2006. The claim arises in connection with two municipal financings completed by Union County in 1997 and 1998 aggregating approximately $6.0 million, for which Piper Jaffray acted as underwriter, and alleges breach of fiduciary duty, breach of contract, negligent misrepresentation, negligence and fraud. On September 29, 2010, Piper Jaffray’s motion for summary judgment was granted in part (with respect to the breach of contract claim) and denied in part (as to the other claims). A trial is currently scheduled to commence on December 6, 2010. The Company believes that it has meritorious defenses to the action and intends to vigorously defend against it. The Company is not able to predict with certainty the outcome of this matter, nor the amount, if any, of an eventual settlement or judgment. The Company believes an estimate of the range of loss that is reasonably possible is between $0 to $6.0 million as of September 30, 2010.

Note 15 Restructuring
On August 11, 2006, the Company completed the sale of its Private Client Services (“PCS”) branch network and certain related assets to UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), thereby exiting the PCS business. In connection with the sale of the Company’s PCS branch network, the Company initiated a plan to significantly restructure the Company’s support infrastructure. All restructuring costs related to the sale of the PCS branch network were included within discontinued operations. The following table presents a summary of activity with respect to the restructuring-related liabilities included in other liabilities and accrued expenses on the consolidated statements of financial condition related to the sale of the PCS branch network:

PCS
(Dollars in thousands)	Restructuring
Balance at December 31, 2009	$7,565
Recovery of provision charged to operations	(118)
Cash outlays	(2,019)
Non-cash write-downs	(17)

Balance at September 30, 2010	$5,411

In the third quarter of 2010, the Company incurred pre-tax restructuring-related expenses of $1.3 million. The expense resulted from headcount reductions in the Capital Markets segment, the majority of which were related to its European operations.
In October 2010, the Company announced plans to restructure its European operations. See Note 23 for further discussion.
Note 16 Shareholders’ Equity
Share Repurchase Program
In the second quarter of 2008, the Company’s board of directors authorized the repurchase of up to $100 million in common shares through June 30, 2010. During the six months ended June 30, 2010, the Company repurchased 893,050 shares of the Company’s common stock at an average price of $33.57 per share for an aggregate purchase price of $30.0 million related to this authorization. The share repurchase authorization expired as of June 30, 2010.
In the third quarter of 2010, the Company’s board of directors authorized the repurchase of up to $75 million in common shares through September 30, 2012. During the three months ended September 30, 2010, the Company repurchased 540,532 shares of the Company’s common stock at an average price of $28.16 per share for an aggregate purchase price of $15.2 million related to this authorization. The Company has $59.8 million remaining under this authorization.
Issuance of Shares
In March 2010, the Company issued 881,846 restricted shares and 11,259 unrestricted shares in conjunction with the acquisition of ARI as described in Note 4. The restricted shares issued in conjunction with the acquisition of ARI vest ratably over four years in equal installments beginning on March 1, 2011, and ending on March 1, 2014. These restricted shares provide for continued vesting after termination, so long as the employee does not violate certain non-solicitation restrictions.
During the nine months ended September 30, 2010, the Company issued 81,696 common shares out of treasury stock in fulfillment of $3.6 million in obligations under the Piper Jaffray Companies Retirement Plan and issued 404,115 common shares out of treasury stock as a result of vesting and exercise transactions under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2010	2009	2010	2009
Net income	$7,054	$9,266	$14,942	$18,117
Earnings allocated to participating securities (2)	(1,639)	(1,690)	(3,271)	(3,254)

Net income applicable to common shareholders (1)	$5,415	$7,576	$11,671	$14,863

Shares for basic and diluted calculations:
Average shares used in basic computation	15,035	16,031	15,588	16,001
Stock options	3	100	38	38
Restricted stock (2)	-	-	-	-

Average shares used in diluted computation	15,038	16,131	15,626	16,039

Earnings per share:
Basic	$0.36	$0.47	$0.75	$0.93
Diluted	$0.36	$0.47	$0.75	$0.93

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
The anti-dilutive effects from stock options were immaterial for the periods ended September 30, 2010 and 2009.
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
Restricted stock grants are valued at the market price of the Company’s common stock on the date of grant. Restricted stock grants are amortized over the service period. The majority of the Company’s restricted stock grants provide for continued vesting after termination, so long as the employee does not violate certain post-termination restrictions. These post-termination restrictions do not meet the criteria for an in-substance service condition as defined by ASC 718. Accordingly, such restricted stock grants are fully expensed in the period in which those awards are deemed to be earned, which is generally the calendar year preceding the February grant date each year. For example, the Company recognized compensation expense during fiscal 2009 for its annual February 2010 restricted stock grants.
In accordance with ASC 718, if any equity award is forfeited as a result of violating the post-termination restrictions, the lower of the fair value of the award at grant date or the fair value of the award at the date of forfeiture is recorded within the consolidated statements of operations as other income. The Company recorded $0.7 million and $4.5 million of forfeitures through other income for the three and nine months ended September 30, 2010, respectively. The amount the Company recorded to other income from cancellations for the three and nine months ended September 30, 2009 were not significant.
Performance-based restricted stock awards granted in 2008 and 2009 were valued at the market price of the Company’s common stock on the date of grant. The restricted shares are amortized on a straight-line basis over the period the Company expects the performance target to be met. The performance condition must be met for the awards to vest and total compensation cost will be recognized only if the performance condition is satisfied. The probability that the performance condition will be achieved and that the awards will vest is reevaluated each reporting period with changes in actual or estimated outcomes accounted for using a cumulative effect adjustment. In the third quarter of 2010, the Company deemed it improbable that the performance condition related to the performance-based restricted stock grants would be met. As a result, the Company recorded a $6.6 million cumulative effect compensation expense reversal in the third quarter of 2010.
In 2010, the Company established the 2010 Employment Inducement Award Plan (the “Inducement Plan”) in conjunction with the acquisition of ARI. The Company granted $7.0 million (158,801 shares) in restricted shares under the Inducement Plan to ARI employees upon closing of the transaction. These shares vest ratably over five years in equal installments beginning on March 1, 2011, and ending on March 1, 2015. The Company records compensation expense for this $7.0 million restricted stock grant on a pro rata basis over the five year vesting period. Unvested shares granted under the Inducement Plan are cancelled upon the termination of employment by the award recipient.
The Company recorded compensation expense of $0.8 million and $11.6 million for the three months ended September 30, 2010 and 2009, respectively, and $20.0 million and $31.4 million for the nine months ended September 30, 2010 and 2009, respectively, related to employee restricted stock. The three and nine months ended September 30, 2010 included the $6.6 million cumulative effect adjustment discussed above related to the performance-based restricted stock awards. The tax benefit related to the total compensation cost for stock-based compensation arrangements totaled $0.3 million and $4.5 million for the three months ended September 30, 2010 and 2009, respectively, and $7.9 million and $12.2 million for the nine months ended September 30, 2010 and 2009, respectively.
The following table summarizes the changes in the Company’s non-vested restricted stock for the nine months ended September 30, 2010:

		Weighted
	Non-Vested	Average
	Restricted	Grant Date
	Stock	Fair Value
December 31, 2009	3,512,749	$40.46
Granted	1,904,618	41.90
Vested	(633,236)	64.75
Cancelled	(258,422)	38.08

September 30, 2010	4,525,709	$38.39
As of September 30, 2010, there was $21.4 million of total unrecognized compensation cost related to restricted stock expected to be recognized over a weighted average period of 2.64 years.

The following table summarizes the changes in the Company’s outstanding stock options for the nine months ended September 30, 2010:

			Weighted Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term (Years)	Value
December 31, 2009	538,804	$44.50	5.7	$4,237,480
Granted	-	-
Exercised	(2,456)	40.06
Cancelled	(15,370)	42.14

September 30, 2010	520,978	$44.60	5.1	$25,594

Options exercisable at September 30, 2010	404,314	$45.62	4.4	$25,594
As of September 30, 2010, there was no unrecognized compensation cost related to stock options expected to be recognized over future years.
Cash received from option exercises for the nine months ended September 30, 2010 was $0.1 million. The tax benefit realized for the tax deduction from option exercises was immaterial for the nine months ended September 30, 2010. Cash received from option exercises for the nine months ended September 30, 2009 was $1.0 million. The tax deduction from option exercises totaled $0.4 million for the nine months ended September 30, 2009.
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

Reportable segment financial results are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Capital Markets

Investment banking
Financing
Equities	$19,839	$17,769	$71,603	$45,126
Debt	16,486	20,493	46,022	53,007
Advisory services	20,595	10,138	55,767	38,527

Total investment banking	56,920	48,400	173,392	136,660

Institutional sales and trading
Equities	24,292	31,438	78,720	92,484
Fixed income	20,159	32,101	57,268	95,072

Total institutional sales and trading	44,451	63,539	135,988	187,556

Other income/(loss)	(1,956)	3,954	2,452	1,644

Net revenues	99,415	115,893	311,832	325,860

Operating expenses (1)	90,136	99,794	286,276	285,247

Segment pre-tax operating income	$9,279	$16,099	$25,556	$40,613

Segment pre-tax operating margin	9.3%	13.9%	8.2%	12.5%

Asset Management

Management and performance fees	$16,812	$3,568	$41,839	$9,817

Other income/(loss)	236	208	31	164

Net revenues	17,048	3,776	41,870	9,981

Operating expenses (1)	12,749	4,293	32,857	13,050

Segment pre-tax operating income/(loss)	$4,299	$(517)	$9,013	$(3,069)

Segment pre-tax operating margin	25.2%	N/M	21.5%	N/M

Total

Net revenues	$116,463	$119,669	$353,702	$335,841

Operating expenses (1)	102,885	104,087	319,133	298,297

Total segment pre-tax operating income	$13,578	$15,582	$34,569	$37,544

Pre-tax operating margin	11.7%	13.0%	9.8%	11.2%
N/M – Not meaningful
(1)	Operating expenses include intangible asset amortization as set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Capital Markets	$-	$-	$-	$-
Asset Management	2,183	614	5,363	1,842

Total amortization	$2,183	$614	$5,363	$1,842

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Net revenues:
United States	$103,551	$111,551	$309,660	$313,162
Asia	6,426	3,258	23,943	10,178
Europe	6,486	4,860	20,099	12,501

Consolidated	$116,463	$119,669	$353,702	$335,841

Long-lived assets are allocated to geographic locations based upon the location of the asset. The following table presents long-lived assets by geographic region:

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Long-lived assets:
United States	$450,956	$260,439
Asia	14,202	11,943
Europe	631	965

Consolidated	$465,789	$273,347

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
At September 30, 2010, net capital calculated under the SEC rule was $211.4 million, and exceeded the minimum net capital required under the SEC rule by $210.2 million.
Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the U.K. Financial Services Authority (“FSA”). As of September 30, 2010, Piper Jaffray Ltd. was in compliance with the capital requirements of the FSA.
Piper Jaffray Asia Holdings Limited operates three entities licensed by the Hong Kong Securities and Futures Commission, which are subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rules promulgated under the Securities and Futures Ordinance. As of September 30, 2010, Piper Jaffray Asia regulated entities were in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Ordinance.
Note 22 Income Taxes
The Company’s effective income tax rate for the nine months ended September 30, 2010 was 56.8%, compared to 51.7% for the nine months ended September 30, 2009. The effective tax rate for the nine months ended September 30, 2010 was high because the Company did not record a tax benefit related to its U.K. subsidiary net operating loss carry forward deductions and due to a $5.6 million write-off of a deferred tax asset resulting from restricted stock grants that vested at share prices lower than the grant date share price. The provision for income taxes for the nine months ended September 30, 2009 was high compared to pre-tax income because the Company did not record a tax benefit related to its U.K. subsidiary net operating loss carry forward deductions and incurred approximately $3.0 million of one-time tax expense items.
Note 23 Subsequent Event
On October 20, 2010, the Company announced plans to restructure its European operations to focus European resources on two areas: the distribution of U.S. and Asia securities to European institutional investors and merger and acquisition advisory services. As a result of the restructuring, the Company will exit the origination and distribution of European securities and expects to incur restructuring charges estimated to be between $7.5 to $9.0 million, which will be principally recorded in the fourth quarter of 2010. The Company expects to complete the transition by December 31, 2010. For more information, see the Company’s Form 8-K filed on October 20, 2010.

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
Results for the three and nine months ended September 30, 2010
For the three months ended September 30, 2010, we recorded net income of $7.1 million, or $0.36 per diluted common share, compared with net income of $9.3 million, or $0.47 per diluted common share for the corresponding period in the prior year. Net revenues for the third quarter of 2010 were $116.5 million, down 2.7 percent from the year-ago period. Increased revenues associated with advisory services and our asset management business, driven by results from our acquisition of ARI, were offset by lower institutional brokerage revenues. For the third quarter of 2010, non-interest expense decreased slightly to $102.9 million when compared to the prior-year period. Increased non-compensation expenses related primarily to the ARI acquisition, including intangible asset amortization, were more than offset by a decline in compensation expenses. In the third quarter of 2010, we recorded a reduction in compensation expense of $6.6 million for a reversal of previously recognized compensation expense related to a performance-based restricted stock award.

For the nine months ended September 30, 2010, net income was $14.9 million, or $0.75 per diluted common share, compared with net income of $18.1 million for the prior-year period, or $0.93 per diluted common share. Net revenues for the first nine months of 2010 increased 5.3 percent to $353.7 million, as compared to the first nine months of 2009, driven by higher equity financing and advisory services revenues and increased asset management revenues, partially offset by lower institutional brokerage revenues. For the nine months-ended September 30, 2010, non-interest expense increased 7.0 percent to $319.1 million, compared with the corresponding period in the prior year. This increase resulted from the acquisition of ARI and increased business activity.
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
Outlook for the remainder of 2010
In the third quarter of 2010, lower equity financing revenues when compared to the second quarter of 2010, reflected reduced industry-wide activity in growth company IPOs, while advisory services revenues continued their solid trend and municipal financing revenues were at the highest level year-to-date. We will need constructive capital markets to realize revenues from our backlogs, which continue to be strong across all investment banking businesses. Fixed income institutional brokerage revenues rebounded from the challenging second quarter of 2010. Even though performance improved, we anticipate that the recent market volatility in the fixed income markets will continue during the remainder of 2010, and will negatively impact our fourth quarter of 2010 municipal institutional brokerage revenues. We also experienced reduced equity trading volumes resulting in lower equity institutional brokerage revenues and expect this industry-wide trend to continue through the end of the year. The acquisition of ARI has added scale to our asset management business, provided a more stable revenue stream and a platform to support future organic growth.
Restructuring of European Operations
On October 20, 2010, we announced plans to restructure our European operations to focus European resources on two areas: the distribution of U.S. and Asia securities to European institutional investors and merger and acquisition advisory services. As a result of the restructuring, we will exit the origination and distribution of European securities and expect to incur a restructuring charge that is estimated to be between $8.3 to $9.8 million, the majority of which will be recorded in the fourth quarter of 2010. A total of $0.8 million of the restructuring charge was recorded in the third quarter of 2010. We estimate that the restructuring charge will include approximately (i) $6.2 to $7.0 million in severance benefits, (ii) $1.1 to $1.3 million related to the reduction of leased office space, and (iii) $1.0 to $1.5 million related to contract termination costs. We expect to complete the transition by December 31, 2010.

Results of Operations
Financial Summary for the Three Months Ended September 30, 2010 and September 30, 2009
The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of Net
	Three Months Ended			Revenues
	September 30,			For the Three Months Ended
			2010	September 30,
(Dollars in thousands)	2010	2009	v2009	2010	2009
Revenues:

Investment banking	$56,243	$48,115	16.9%	48.3%	40.2%
Institutional brokerage	40,432	59,576	(32.1)	34.7	49.8
Interest	11,497	11,854	(3.0)	9.9	9.9
Asset management	16,812	3,568	371.2	14.4	3.0
Other income/(loss)	(368)	3,340	N/M	(0.3)	2.8

Total revenues	124,616	126,453	(1.5)	107.0	105.7

Interest expense	8,153	6,784	20.2	7.0	5.7

Net revenues	116,463	119,669	(2.7)	100.0	100.0

Non-interest expenses:

Compensation and benefits	66,058	71,802	(8.0)	56.7	60.0
Occupancy and equipment	8,853	7,703	14.9	7.6	6.4
Communications	5,943	5,474	8.6	5.1	4.6
Floor brokerage and clearance	2,879	2,974	(3.2)	2.5	2.5
Marketing and business development	5,863	5,498	6.6	5.0	4.6
Outside services	7,945	6,234	27.4	6.8	5.2
Restructuring-related expenses	1,333	-	N/M	1.1	-
Other operating expenses	4,011	4,402	(8.9)	3.5	3.7

Total non-interest expenses	102,885	104,087	(1.2)	88.3	87.0

Income before income tax expense	13,578	15,582	(12.9)	11.7	13.0

Income tax expense	6,524	6,316	3.3	5.6	5.3

Net income	$7,054	$9,266	(23.9)%	6.1%	7.7%

N/M - Not meaningful
For the three months ended September 30, 2010, we recorded net income of $7.1 million. Net revenues for the three months ended September 30, 2010 were $116.5 million, a 2.7 percent decrease from the year-ago period. For the third quarter of 2010, investment banking revenues increased 16.9 percent to $56.2 million, compared with revenues of $48.1 million in the prior-year period. The increase in investment banking revenues was attributable to higher equity financing revenues as well as increased advisory services revenues. In the third quarter of 2010, institutional brokerage revenues decreased 32.1 percent to $40.4 million, compared with $59.6 million in the corresponding period in the prior year, due to reduced equity and fixed income institutional brokerage revenues. In the third quarter of 2010, net interest income decreased to $3.3 million, compared with $5.1 million in the third quarter of 2009. The decrease was primarily the result of interest expense on the $120 million of variable rate senior notes issued December 31, 2009, to finance a portion of the ARI acquisition. For the three months ended September 30, 2010, asset management fees were $16.8 million, compared with $3.6 million in the prior-year period. The increased revenues were driven by the results for ARI, which we acquired on March 1, 2010. In the third quarter of 2010, other income decreased to a loss of $0.4 million, compared with income of $3.3 million in the prior-year period, due to gains recorded on our firm investments in the third quarter of 2009. Non-interest expenses decreased slightly to $102.9 million for the three months ended September 30, 2010, from $104.1 million in the corresponding period in the prior year.
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
For the three months ended September 30, 2010, compensation and benefits expenses decreased 8.0 percent to $66.1 million from $71.8 million in the corresponding period in 2009. Compensation and benefits expenses as a percentage of net revenues were 56.7 percent for the third quarter of 2010, compared with 60.0 percent for the third quarter of 2009. The third quarter of 2010 included a $6.6 million reversal of previously recognized compensation expense related to a performance-based restricted stock award granted to our leadership team in 2008 and 2009. This reversal reduced compensation and benefits expenses as a percentage of net revenues by 5.6 percentage points. The terms of the award require us to achieve an 11 percent return on adjusted equity over a 12-month time period by May 2013 to vest in its entirety. Given our current financial performance and the lagging pace of the economy, management determined that it is not probable that we will achieve this target. Therefore, $6.6 million of previously recognized compensation expense was reversed in the current period.
Occupancy and Equipment — In the third quarter of 2010, occupancy and equipment expenses were $8.9 million, compared with $7.7 million for the corresponding period in 2009. The increase was attributable to additional occupancy expense from our acquisition of ARI as well as incremental occupancy costs as we transition to new office space in New York City and Hong Kong.
Communications — Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the three months ended September 30, 2010, communications expenses were $5.9 million, compared with $5.5 million for the prior-year period. The increase was due to higher market data service expenses.
Floor Brokerage and Clearance — For the three months ended September 30, 2010, floor brokerage and clearance expenses were $2.9 million, essentially flat compared with the three months ended September 30, 2009.
Marketing and Business Development — In the third quarter of 2010, marketing and business development expenses increased to $5.9 million, compared with $5.5 million in the third quarter of 2009. This increase was driven by higher travel costs associated with increased investment banking activities and incremental expense from the acquisition of ARI.
Outside Services — Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees and other professional fees. Outside services expenses increased to $7.9 million in the third quarter of 2010, compared with $6.2 million for the prior-year period, due primarily to increased legal fees and additional costs from our acquisition of ARI.
Restructuring-Related Expense — During the third quarter of 2010, we recorded a pre-tax restructuring charge of $1.3 million related to headcount reductions in the Capital Markets segment, the majority of which were related to our European operations. As discussed in “Outlook for the remainder of 2010,” on October 20, 2010 we announced plans to restructure our European operations. As a result of the restructuring, we expect to incur a charge of $7.5 to $9.0 million in the fourth quarter of 2010.
Other Operating Expenses — Other operating expenses include insurance costs, amortization of intangible assets, license and registration fees, and expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. In the third quarter of 2010, other operating expenses decreased to $4.0 million, compared with $4.4 million in the third quarter of 2009. This decrease was primarily due to a decline in litigation-related expenses and charitable contributions, where giving levels are directly associated with our pre-tax income. This decline was offset in part by the increased intangible asset amortization expense related to the acquisition of ARI.
Income Taxes — For the three months ended September 30, 2010, our provision for income taxes was $6.5 million, equating to an effective tax rate of 48.0 percent. For the three months ended September 30, 2009, our provision for income taxes was $6.3 million, equating to an effective tax rate of 40.5 percent. Our elevated effective tax rate in the third quarter of 2010 is principally due to net operating losses in the U.K. We maintain a 100 percent valuation allowance against our U.K.-based deferred tax assets. Therefore, we do not recognize a tax benefit from U.K. net operating losses. Based upon anticipated U.K. restructuring charges in the fourth quarter of 2010, we expect a significantly higher effective tax rate in the fourth quarter.
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
The following table provides our segment performance for the periods presented:

	Three Months Ended
	September 30,
			2010
	2010	2009	v2009
(Dollars in thousands)
Net revenues
Capital Markets	$99,415	$115,893	(14.2)%
Asset Management	17,048	3,776	351.5

Total net revenues	$116,463	$119,669	(2.7)%

Pre-tax operating income/(loss)
Capital Markets	$9,279	$16,099	(42.4)%
Asset Management	4,299	(517)	N/M

Total pre-tax operating income/(loss)	$13,578	$15,582	(12.9)%

Pre-tax operating margin
Capital Markets	9.3%	13.9%
Asset Management	25.2%	N/M
Total pre-tax operating margin	11.7%	13.0%

N/M - Not meaningful

Capital Markets	Three Months Ended
	September 30,
			2010
	2010	2009	v2009
(Dollars in thousands)
Net revenues:
Investment banking
Financing
Equities	$19,839	$17,769	11.6%
Debt	16,486	20,493	(19.6)
Advisory services	20,595	10,138	103.1

Total investment banking	56,920	48,400	17.6

Institutional sales and trading
Equities	24,292	31,438	(22.7)
Fixed income	20,159	32,101	(37.2)

Total institutional sales and trading	44,451	63,539	(30.0)

Other income/(loss)	(1,956)	3,954	N/M

Total net revenues	$99,415	$115,893	(14.2)%

Pre-tax operating income	$9,279	$16,099	(42.4)%

Pre-tax operating margin	9.3%	13.9%
N/M - Not meaningful
Capital Markets net revenues decreased 14.2 percent to $99.4 million in the third quarter of 2010, compared with $115.9 million in the prior-year period, primarily driven by a decrease in institutional sales and trading revenues offset in part by higher investment banking revenues.
Investment banking revenues comprise all the revenues generated through financing and advisory services activities including derivative activities that relate to debt financing. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.
Investment banking revenues increased 17.6 percent to $56.9 million in the third quarter of 2010, compared with $48.4 million for the corresponding period in 2009, primarily driven by both increased equity financing revenues and advisory services revenues. For the three months ended September 30, 2010, equity financing revenues increased to $19.8 million, compared with $17.8 million in the prior-year period, resulting from increased revenues from Asia financings. During the third quarter of 2010, we completed 17 equity financings, raising $2.6 billion in capital for our clients, compared with 16 equity financings, raising $3.0 billion for the corresponding period in 2009. Debt financing revenues in the third quarter of 2010 decreased 19.6 percent to $16.5 million, compared with $20.5 million in the third quarter of 2009, resulting from a decline in the par value of completed transactions and lower revenue per transaction as we completed 161 public finance issues with a total par value of $2.1 billion in the third quarter of 2010, compared with 150 public finance issues with a total par value of $2.4 billion during the prior-year period. For the three months ended September 30, 2010, advisory services revenues increased 103.1 percent to $20.6 million due to a higher aggregate value of completed transactions and higher revenue per transaction. We completed 9 transactions with an aggregate enterprise value of $1.5 billion during the third quarter of 2010, compared with 6 transactions with an aggregate enterprise value of $0.5 billion in the third quarter of 2009.
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

For the three months ended September 30, 2010, institutional brokerage revenues declined 30.0 percent to $44.5 million, compared with $63.5 million in the prior-year period, driven by both lower equity and fixed income institutional brokerage revenues. Equity institutional brokerage revenues decreased to $24.3 million in the third quarter of 2010, compared with $31.4 million in the prior period in 2009, mainly due to lower client volumes in U.S. equities, which was an industry-wide trend. Fixed income institutional brokerage revenues were $20.2 million in the third quarter of 2010, compared with $32.1 million in the prior-year, down from the robust performance in the third quarter of 2009 when we experienced a very favorable fixed income trading environment. Additionally, in the third quarter of 2010, investor concerns over credit risk continued, which led to wider credit spreads and lower client activity in municipal products and reduced trading performance across products. We anticipate that municipal institutional brokerage revenues will continue to be negatively impacted during the remainder of 2010 by interest rate and credit risks.
Other income/loss includes gains and losses from our merchant banking activities, other firm investments, income associated with the forfeiture of stock-based compensation and interest expense related to firm funding. In the third quarter of 2010, other income was a loss of $2.0 million, compared with $4.0 million of income in the prior-year period as a result of increased interest expense related to firm funding in the third quarter of 2010 and gains related to our firm investments recognized in the third quarter of 2009.
Segment pre-tax operating margin for the third quarter of 2010 decreased to 9.3 percent from 13.9 percent for the corresponding period in the prior year. In the third quarter of 2010, we experienced a shift in business with investment banking contributing a higher percentage of revenues and fixed income institutional sales and trading contributing a lower percentage. Investment banking activities generally have a higher level of compensation than fixed income institutional sales and trading. This, along with a decline in net revenues, drove the decline in our segment pre-tax operating margin. If this mix of business continues, we anticipate continued pressure on our Capital Markets segment pre-tax operating margin.

Asset Management	Three Months Ended
	September 30,
			2010
	2010	2009	v2009
(Dollars in thousands)
Net revenues:
Management and performance fees	$16,812	$3,568	371.2%

Other income/(loss)	236	208	13.5

Net revenues	$17,048	$3,776	351.5%

Pre-tax operating income/(loss)	$4,299	$(517)	N/M

Pre-tax operating margin	25.2%	N/M
N/M - Not meaningful
Asset management revenues comprise all the revenues generated through management and investment advisory services performed for various funds and separately managed accounts. Asset management revenues increased 351.5 percent to $17.0 million in the third quarter of 2010, compared with $3.8 million for the corresponding period in 2009, due to the acquisition of ARI completed on March 1, 2010.
Other income/loss includes gains and losses from our investments in funds and partnerships. Other income/loss was a gain of $236,000 in the third quarter of 2010, which was essentially flat compared with a gain of $208,000 in the third quarter of 2009.
Segment pre-tax operating margin for the third quarter of 2010 was 25.2 percent, compared to a negative margin for the corresponding period in the prior year.

The following table summarizes the changes in our assets under management for the three months ended September 30, 2010:

(Dollars in millions)
Assets under management:
Balance at June 30, 2010:	$11,847

Net inflows/(outflows)	(5)

Net market appreciation/(depreciation)	909

Balance at September 30, 2010:	$12,751

Assets under management increased $0.9 billion to $12.8 billion in the third quarter of 2010. The increase resulted primarily from market appreciation of the underlying assets in the funds due to an increase in equity prices during the quarter.

Financial Summary for the Nine Months Ended September 30, 2010 and September 30, 2009
The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of Net
	Nine Months Ended			Revenues
	September 30,			For the Nine Months Ended
			2010	September 30,
(Dollars in thousands)	2010	2009	v2009	2010	2009
Revenues:

Investment banking	$171,736	$134,615	27.6%	48.5%	40.1%
Institutional brokerage	121,611	175,455	(30.7)	34.4	52.3
Interest	39,259	29,024	35.3	11.1	8.6
Asset management	41,839	9,817	326.2	11.8	2.9
Other income/(loss)	6,054	(1,209)	N/M	1.8	(0.4)

Total revenues	380,499	347,702	9.4	107.6	103.5

Interest expense	26,797	11,861	125.9	7.6	3.5

Net revenues	353,702	335,841	5.3	100.0	100.0

Non-interest expenses:

Compensation and benefits	208,832	201,503	3.6	59.0	60.0
Occupancy and equipment	24,578	21,901	12.2	6.9	6.5
Communications	18,631	17,003	9.6	5.2	5.0
Floor brokerage and clearance	8,803	9,088	(3.1)	2.5	2.7
Marketing and business development	17,280	13,362	29.3	4.9	4.0
Outside services	23,684	21,168	11.9	6.7	6.3
Restructuring-related expenses	1,333	3,572	(62.7)	0.4	1.1
Other operating expenses	15,992	10,700	49.5	4.6	3.2

Total non-interest expenses	319,133	298,297	7.0	90.2	88.8

Income before income tax expense	34,569	37,544	(7.9)	9.8	11.2

Income tax expense	19,627	19,427	1.0	5.6	5.8

Net income	$14,942	$18,117	(17.5)%	4.2%	5.4%

N/M - Not meaningful
Except as discussed below, the description of non-interest expense and net revenues as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.
For the nine months ended September 30, 2010, net income totaled $14.9 million, compared with $18.1 million in the corresponding period in 2009. Net revenues were $353.7 million for the nine months ended September 30, 2010, an increase of 5.3 percent from the year-ago period. For the nine months ended September 30, 2010, investment banking revenues increased 27.6 percent to $171.7 million, compared with revenues of $134.6 million for the first nine months of 2009 driven by increased equity financing revenues. Institutional brokerage revenues decreased 30.7 percent to $121.6 million, compared with revenues of $175.5 million in the prior-year period due to a decline in both equity and fixed income brokerage revenues. Net interest income for the first nine months of 2010 decreased to $12.5 million, down from $17.2 million for the first nine months of 2009. The decrease was primarily the result of interest expense on the $120 million of variable rate senior notes issued December 31, 2009 to finance a portion of the ARI acquisition. For the first nine months of 2010, asset management fees were $41.8 million, compared with $9.8 million in the prior-year period. The increased revenues were attributed to the results for ARI, which we acquired on March 1, 2010. Other income for the nine months ended September 30, 2010 was $6.1 million, compared with a loss of $1.2 million for the corresponding period in 2009. The change in other income is attributable to gains recorded on our firm investments and higher income associated with the forfeitures of stock-based compensation. Non-interest expenses increased to $319.1 million for the nine months ended September 30, 2010, from $298.3 million in the corresponding period in the prior year.
Consolidated Non-Interest Expenses
Compensation and Benefits – For the nine months ended September 30, 2010, compensation and benefits expenses increased 3.6 percent to $208.8 million from $201.5 million in the corresponding period in 2009. This increase was due to additional compensation expense from the acquisition of ARI, offset by the $6.6 million reversal of compensation expense associated with a performance-based restricted stock award granted to our leadership team. Compensation and benefits expenses as a percentage of net revenues were 59.0 percent for the first nine months of 2010, compared with 60.0 percent for the first nine months of 2009. The $6.6 million reversal of previously recognized compensation expense reduced compensation and benefits expenses as a percentage of net revenues by 1.9 percentage points.
Restructuring-Related Expenses – For the nine months ended September 30, 2010, we recorded a pre-tax restructuring charge of $1.3 million related to headcount reductions in the Capital Markets segment, the majority of which were related to our European operations. For the nine months ended September 30, 2009, we recorded a pre-tax restructuring charge of $3.6 million, primarily consisting of employee severance costs and charges related to leased office space. As discussed in our “Outlook for the remainder of 2010,” on October 20, 2010 we announced plans to restructure our European operations. As a result of the restructuring, we expect to incur a charge of $7.5 to $9.0 million in the fourth quarter of 2010.
Other Operating Expenses – For the nine months ended September 30, 2010, other operating expenses increased to $16.0 million, compared with $10.7 million for the corresponding period in 2009. This increase was primarily due to increased litigation-related expenses and intangible asset amortization expense related to the acquisition of ARI.
Income Taxes – For the nine months ended September 30, 2010, our provision for income taxes was $19.6 million, equating to an effective tax rate of 56.8 percent. For the nine months ended September 30, 2009, our provision for income taxes was $19.4 million, equating to an effective tax rate of 51.7 percent. The provision for income taxes for the nine months ended September 30, 2010 was high because we did not record a tax benefit related to U.K. subsidiary net operating loss carry forward deductions and due to a $5.6 million write-off of a deferred tax asset resulting from restricted stock grants that vested at share prices lower than the grant date share price. The effective tax rate of 51.7 percent for the first nine months of 2009 included approximately $3.0 million of one-time items that increased tax expense.

Segment Performance
The following table provides our segment performance for the periods presented:

	Nine Months Ended
	September 30,
			2010
	2010	2009	v2009
(Dollars in thousands)
Net revenues
Capital Markets	$311,832	$325,860	(4.3)%
Asset Management	41,870	9,981	319.5

Total net revenues	$353,702	$335,841	5.3

Pre-tax operating income/(loss)
Capital Markets	$25,556	$40,613	(37.1)
Asset Management	9,013	(3,069)	N/M

Total pre-tax operating income/(loss)	$34,569	$37,544	(7.9)%

Pre-tax operating margin
Capital Markets	8.2%	12.5%
Asset Management	21.5%	N/M
Total pre-tax operating margin	9.8%	11.2%
N/M - Not meaningful

Capital Markets	Nine Months Ended
	September 30,
			2010
	2010	2009	v2009
(Dollars in thousands)
Net revenues:
Investment banking
Financing
Equities	$71,603	$45,126	58.7%
Debt	46,022	53,007	(13.2)
Advisory services	55,767	38,527	44.7
			%
Total investment banking	173,392	136,660	26.9

Institutional sales and trading
Equities	78,720	92,484	(14.9)
Fixed income	57,268	95,072	(39.8)

Total institutional sales and trading	135,988	187,556	(27.5)

Other income/(loss)	2,452	1,644	49.1

Total net revenues	$311,832	$325,860	(4.3)%

Pre-tax operating income	$25,556	$40,613	(37.1)%

Pre-tax operating margin	8.2%	12.5%

N/M - Not meaningful

Capital Markets net revenues of $311.8 million for the nine months ended September 30, 2010 decreased 4.3 percent compared with net revenues of $325.9 million in the prior-year period as increased investment banking revenues were more than offset by decreases in institutional sales and trading revenues.
For the nine months ended September 30, 2010, investment banking revenues increased to $173.4 million, compared with $136.7 million in the prior-year period. Equity financing revenues increased to $71.6 million in the first nine months of 2010, compared with $45.1 million in the corresponding period in the prior year. During the nine months ended September 30, 2010, we completed 61 equity financings, raising $7.9 billion in capital for our clients. During the nine months ended September 30, 2009, we completed 43 equity financings, raising $8.9 billion. In the first nine months of 2010, debt financing revenues declined to $46.0 million, compared with $53.0 million in the corresponding period in 2009. In the first three quarters of 2010, we completed 398 public finance issues with a total par value of $5.4 billion, compared with 379 public finance issues with a total par value of $8.1 billion in the first three quarters of 2009. Advisory services revenues for the first nine months of 2010 increased 44.7 percent to $55.8 million. For the nine months ended September 30, 2010, we completed 32 advisory transactions with an aggregate enterprise value of $7.8 billion, compared with 23 advisory transactions with an aggregate enterprise value of $2.9 billion in the first nine months of 2009.
For the nine months ended September 30, 2010, institutional sales and trading revenues decreased 27.5 percent to $136.0 million, compared with $187.6 million for the prior-year period. Equity institutional sales and trading revenues decreased 14.9 percent to $78.7 million in the first nine months of 2010, compared with $92.5 million in the first nine months of 2009. Fixed income institutional sales and trading revenues decreased to $57.3 million for the nine months ended September 30, 2010, compared with $95.1 million for the corresponding period in 2009.
For the nine months ended September 30, 2010, other income was $2.5 million, compared with $1.6 million in the corresponding period in 2009 due to gains on our firm investments and increased income from the forfeiture of stock-based compensation partially offset by higher interest expense related to funding the capital markets business.
Segment pre-tax operating margin for the nine months ended September 30, 2010 decreased to 8.2 percent from 12.5 percent for the corresponding period in the prior year. In 2010, we experienced a shift in business with investment banking contributing a higher percentage of revenues and fixed income institutional business contributing a lower percentage. Investment banking has a higher level of compensation. This, along with a decline in net revenues, drove the decline in our segment pre-tax operating margin. If this mix of business continues, we anticipate continued pressure on our Capital Markets segment pre-tax operating margin.

Asset Management	Nine Months Ended
	September 30,
			2010
	2010	2009	v2009
(Dollars in thousands)
Net revenues:
Management and performance fees	$41,839	$9,817	326.2%

Other income/(loss)	31	164	(81.1)

Net revenues	$41,870	$9,981	319.5%

Pre-tax operating income/(loss)	$9,013	$(3,069)	N/M

Pre-tax operating margin	21.5%	N/M

N/M - Not meaningful
For the nine months ended September 30, 2010, asset management revenues increased to $41.9 million as compared to $10.0 million in the first nine months of 2009.
For the nine months ended September 30, 2010, other income/loss was a gain of $31,000, which was essentially flat compared with a gain of $164,000 for the corresponding period in the prior year.

Segment pre-tax operating margin for the first nine months ended September 30, 2010 was 21.5 percent compared to a negative margin for the corresponding period in the prior year.
The following table summarizes the changes in our assets under management for the nine months ended September 30, 2010:

(Dollars in millions)
Assets under management:
Balance at December 31, 2009	$6,859

Assets under management aquired in ARI acquisition	5,563

Net inflows/(outflows)	(415)

Net market appreciation/(depreciation)	744

Balance at September 30, 2010	$12,751

For the nine months ended September 30, 2010, assets under management increased $5.9 billion to $12.8 billion as compared to $6.9 billion at December 31, 2009. The increase was attributable to the acquisition of ARI, which was completed on March 1, 2010.
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
For investments in illiquid or privately held securities that do not have readily determinable fair values, the determination of fair value requires us to estimate the value of the securities using the best information available. Among the factors considered by us in determining the fair value of such financial instruments are the cost, terms and liquidity of the investment, the financial condition and operating results of the issuer, the quoted market price of publicly traded securities with similar quality and yield, and other factors generally pertinent to the valuation of securities. In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of a similar security without restriction but may be reduced by an amount estimated to reflect such restrictions. Even where the value of a security is derived from an independent source, certain assumptions may be required to determine the security’s fair value. For example, we assume that the size of positions that we hold would not be large enough to affect the quoted price of the securities if we sell them, and that any such sale would happen in an orderly manner. The actual value realized upon disposition could be different from the current estimated fair value.
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
Instruments that trade infrequently and therefore have little or no price transparency are classified within Level III based on the results of our price verification process. The Company’s Level III assets were $49.4 million and $44.3 million as of September 30, 2010 and December 31, 2009, respectively, and represented approximately 5.2 percent and 5.4 percent of financial instruments measured at fair value. At September 30, 2010, this balance primarily consisted of asset-backed securities, principally collateralized by aircraft and residential mortgages, that have experienced low volumes of executed transactions, such that unobservable inputs had to be utilized for the fair value measurements; and convertible securities for which no recent trade activity was observed, resulting in the use of unobservable inputs. Asset-backed securities collateralized with airplane leases are valued using cash flow models that utilize unobservable inputs including airplane lease rates, trust costs, aircraft valuation and other factors impacting security cash flows. Asset-backed securities collateralized with residential mortgages are valued using cash flow models that utilize unobservable inputs that include credit default rates, prepayment rates and severity rates. Convertible securities are valued using models that utilize observable inputs such as specific company stock price and volatility and unobservable inputs that include option adjusted spreads. Fixed income securities are valued using models that utilize observable inputs such as security contractual terms and yield curves and unobservable inputs such as credit spreads.
During the first nine months of 2010, we recorded net sales of $14.9 million of Level III assets, primarily consisting of $15.4 million of net sales of short-term municipal securities and $9.7 million of net sales of asset-backed securities, offset with $7.1 million in net purchases of convertible securities. We had net transfers of $13.2 million of assets from Level II to Level III in the first nine months of 2010. Transfers of net assets from Level II to Level III were related to fixed income securities and asset-backed securities, where no recent trade activity was observed and valuation inputs became unobservable. During the first nine months of 2010, net gains (realized and unrealized) on Level III assets of $6.8 million were attributed to increased fair values of certain convertible securities and certain investments as well as gains on the sale of certain asset-backed securities and certain convertible securities. These net gains were offset by losses on the sale of certain short-term securities.

With respect to liabilities, during the nine months ended September 30, 2010 we recorded net sales of $3.3 million of Level III liabilities primarily consisting of $8.0 million of net sales related to fixed income securities made to facilitate customer activity offset by $4.8 million in net purchases of asset-backed securities. There were $1.8 million of net transfers of financial liabilities from Level III to Level II for the nine months ended September 30, 2010 related to asset-backed securities for which market trades were observed in the quarter that provided for transparency into the valuation of these liabilities offset by net transfers of certain fixed income securities into Level III where no recent trade activity was observed and valuation inputs became unobservable.
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
Goodwill and Intangible Assets
We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities acquired requires certain management estimates. At September 30, 2010, we had goodwill of $316.9 million. This goodwill balance primarily consists of $152.3 million recorded in 2010 as a result of the acquisition of Advisory Research Holdings, Inc. $44.4 million recorded in 2007 as a result of the acquisition of FAMCO, and $105.5 million as a result of the 1998 acquisition by U.S. Bancorp of our predecessor, Piper Jaffray Companies Inc., and its subsidiaries.
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
We last completed our annual goodwill impairment testing as of November 30, 2009, and no impairment was identified. We also tested the definite-lived intangible assets acquired as part of the FAMCO acquisition and concluded there was no impairment.
Given existing market conditions, declining profitability, the uncertain economic outlook and that our common shares are trading below book value at September 30, 2010, it is possible there could be future impairment within a reporting unit depending on changes in these factors. Because 100 percent of goodwill is treated as a non-allowable asset for regulatory purposes, the impact of any future impairment on net capital would not be significant, but the results of operations in that period could be materially adversely affected.
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
Income Taxes
We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally, amortization of share-based compensation. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. We believe that our future taxable profits will be sufficient to recognize our U.S. deferred tax assets. If however, our projections of future taxable profits do not materialize, we may conclude that a valuation allowance is needed. We have recorded a deferred tax asset valuation allowance of $6.1 million related to U.K. subsidiary net operating loss carry forwards.
We record deferred tax benefits for future tax deductions expected upon the vesting of share-based compensation. If deductions reported on our tax return for share-based compensation (i.e., the value of the share-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with ASC 718), we record the excess tax benefit as additional paid-in capital. Conversely, if deductions reported on our tax return for share-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, we offset the deficiency first to any previously recognized excess tax benefits recorded as additional paid-in capital and any remaining deficiency is recorded as income tax expense. As of September 30, 2010, we do not have any available excess tax benefits within additional paid-in capital. Approximately 630,000 shares of restricted stock vested in the first nine months of 2010 at values less than the grant date fair value resulting in $5.6 million of income tax expense in the first nine months of 2010. Based on our share price as of September 30, 2010, we estimate that the value of approximately 1,120,000 shares vesting in the first quarter of 2011 will be less than the grant date fair value resulting in $5.2 million of income tax expense in the first quarter of 2011. The amount of any additional income tax expense is directly correlated to Piper Jaffray Companies share price at the date of vesting.
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
On April 16, 2008, we announced that our board of directors had authorized the repurchase of up to $100 million in shares of our common stock. In the first half of 2010, we repurchased 893,050 shares or $30.0 million of our common stock under this authorization. On June 30, 2010, this authorization expired and our board of directors approved a new repurchase authorization on July 28, 2010 of up to $75 million in shares of our common stock. Under the new authorization, we repurchased 540,532 shares or $15.2 million of our common stock during the third quarter. This new authorization expires on September 30, 2012.

We currently do not have a credit rating, which may adversely affect our liquidity and increase our borrowing costs by limiting access to sources of liquidity that require a credit rating as a condition to providing funds.
Funding Sources
Our funding and liquidity is obtained primarily through the use of repurchase agreements, commercial paper issuance and bank lines of credit and is typically collateralized by our securities inventory. These funding sources are critical to our ability to finance and hold inventory which is a necessary part of our institutional brokerage business. The majority of our inventory is very liquid and is therefore funded by overnight facilities. However, we have established and structured certain funding sources with longer maturities (i.e., our committed line and commercial paper) to mitigate changes in the liquidity of our inventory based on changing market conditions. Our funding sources are also dependant on the types of inventory counterparties are willing to accept as collateral and the number of counterparties available. We currently have a limited number of counterparties that will enter into municipal repurchase agreements. The majority of our bank lines will accept municipal inventory which helps mitigate this municipal repurchase counterparty risk. We also have established arrangements to obtain financing by another broker dealer at the end of each business day related specifically to our convertible inventory. Funding is generally obtained at rates based upon the federal funds rate and/or the London Interbank Offer Rate.
Short-term financing
Uncommitted Lines — We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $275 million with three banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have a $100 million uncommitted unsecured facility with one of these banks. These uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. These lines are subject to approval by the respective bank each time an advance is requested and advances may be denied. We manage our relationships with the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business. At September 30, 2010, we had $50 million in advances against these lines of credit.
Committed Lines — Our committed line is a $250 million revolving secured credit facility. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires our U.S. broker dealer subsidiary to maintain a minimum net capital of $150 million, and the unpaid principal amount of all advances under the facility will be due on December 31, 2010. We anticipate being able to renew this credit facility in the fourth quarter of 2010. At September 30, 2010, we had no advances against our committed line of credit.
Commercial Paper Program — In 2009, we initiated a secured commercial paper program to fund a portion of our securities inventories. The maximum amount that may be issued under the program is $300 million, of which $57.0 million was outstanding at September 30, 2010. The commercial paper notes are secured by our securities inventory with maturities on the commercial paper ranging from 27 days to 92 days from date of issuance.

	Average balance for the
	Three Months Ended
(in millions)	Sept. 30, 2010	June 30, 2010	March 31, 2010
Funding source:
Repurchase agreements	$278.7	$342.3	$92.3
Securities lending	-	9.8	27.7
Commercial paper	58.8	46.8	31.1
Short-term bank loans	6.7	95.1	74.4

Total	$344.2	$494.0	$225.5

	Average balance for the
	Three Months Ended
(in millions)	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009
Funding source:
Repurchase agreements	$21.9	$30.0	$90.3	$33.7
Securities lending	27.9	3.1	-	-
Commercial paper	0.7	-	-	-
Short-term bank loans	37.1	20.8	38.0	13.6

Total	$87.6	$53.9	$128.3	$47.3

The average funding balance for the first quarter of 2010 was $225.5 million, compared with $494.0 million during the second quarter of 2010. The change in average funding balances during the first and second quarter of 2010 was driven by our acquisition of ARI at the beginning of March, higher average inventory balances in the second quarter and the annual cash incentive payout made at the end of February. The average funding balance in the third quarter of 2010 declined to $344.2 million, compared with $494.0 million during the second quarter of 2010, due to a decline in average inventory balances.
The average funding balance for the third quarter of 2010 was $344.2 million, compared with $53.9 million in the third quarter of 2009. This increase was a result of our acquisition of ARI in March 2010 and higher average inventory balances.
Variable rate senior notes
On December 31, 2009, we issued variable rate senior notes (“Notes”) in the amount of $120 million. The initial holders of the Notes are certain entities advised by Pacific Investment Management Company LLC (“PIMCO”). The unpaid principal amount of the Notes will be due on December 31, 2010. We have recently engaged a financial institution to conduct a refinancing of these notes and we are currently evaluating several refinancing options.
Contractual Obligations
Our contractual obligations have not materially changed from those reported in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2009.
Capital Requirements
As a registered broker dealer and member firm of FINRA, our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rule and the net capital rule of FINRA. We expect that these provisions will not impact our ability to meet current and future obligations. We also are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. At September 30, 2010, our net capital under the SEC’s Uniform Net Capital Rule was $211.4 million, and exceeded the minimum net capital required under the SEC rule by $210.2 million.

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
Off-Balance Sheet Arrangements
In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes our off-balance-sheet arrangements at September 30, 2010 and December 31, 2009:

Expiration Per Period at September 30, 2010							Total
							Contractual Amount
	Remainder of			2013-	2015-		September 30,	December 31,
(Dollars in thousands)	2010	2011	2012	2014	2016	Later	2010	2009
Customer matched-book derivative contracts (1)(2)	$-	$-	$-	$155,090	$148,585	$6,167,224	$6,470,899	$6,795,186
Trading securities derivative contracts (2)	-	-	-	-	-	202,250	202,250	234,500
Credit default swap index contracts (2)	-	-	-	-	140,000	-	140,000	-
Foreign currency forward contract (2)	4,891	-	-	-	-	-	4,891	-
Loan commitments	-	-	-	-	-	-	-	5,000
Private equity and other principal investments	-	-	-	-	-	-	2,742	3,652

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with two major financial institutions, which are mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $268.6 million at September 30, 2010) who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing us to the credit risk of these counterparties. At September 30, 2010, we had $31.4 million of credit exposure with these counterparties, including $17.5 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At September 30, 2010 and December 31, 2009, the net fair value of these derivative contracts approximated $28.5 million and $14.1 million, respectively.

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
Loan Commitments
We may commit to short-term bridge-loan financing for our clients or make commitments to underwrite corporate debt. We had no loan commitments outstanding at September 30, 2010.
Private Equity and Other Principal Investments
We have committed capital to certain non-consolidated private-equity funds. These commitments have no specified call dates. We had $2.7 million of fund commitments outstanding at September 30, 2010.

Special Purpose Entities
As of September 30, 2010, we have investments in various entities, typically partnerships or limited liability companies, established for the purpose of investing in equity and debt securities of public and private investments. We commit capital or act as the managing partner or member of these entities. Some of these entities are deemed to be VIEs. For a complete discussion of our activities related to these types of entities, see Note 7, “Variable Interest Entities,” to our unaudited consolidated financial statements.
Other Off-Balance Sheet Exposure
Our other types of off-balance-sheet arrangements include contractual commitments. For a discussion of our activities related to these off-balance sheet arrangements, see Note 17, “Contingencies and Commitments,” to our consolidated financial statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2009.
Enterprise Risk Management
Risk is an inherent part of our business, and the extent to which we properly identify and effectively manage this risk is critical to our financial condition and profitability. In the course of conducting business operations, we are exposed to a variety of risks. Market risk, liquidity risk, credit risk, operational risk, legal, regulatory and compliance risk, and reputational risk are the principal risks we face in operating our business. We seek to identify, assess and monitor each risk in accordance with defined policies and procedures.
The financial risk committee is the firm’s primary risk committee and it is responsible for market, credit and liquidity risk oversight. The committee has twelve members, each of whom serves indefinitely. The committee includes many of the Company’s senior executive officers, such as its chief executive officer, president, chief financial officer, general counsel, global head of equities, and head of fixed income. It also includes two business unit trading senior managers, financial risk management personnel and the treasurer.
The financial risk committee has established certain risk limits within market, credit and liquidity risk. The limits are binding and business units are required to function within the risk framework approved for their respective business activity. With respect to market risk, we have established limits in our trading groups to address risk concentrations by asset class, including value-at-risk (“VaR”), duration exposure, and net market positions. We also have established limits for credit exposures to address total exposure, sector concentrations, rating concentrations, single name limits, and similar matters. Lastly, we establish liquidity exposure limits for certain products to address our ability to fund financial instruments and other inventory positions owned and to reasonably mitigate liquidity risk. We set these limits based on type of financial instrument and our ability to use the financial instruments as collateral under various financing facilities, such as bank loans or securities sold under agreements to repurchase.
In setting these limits, select exposures have been set tightly in our judgment to ensure that we are effectively monitoring risk exposures and evolving business practices. Each quarter certain limits are exceeded, and these exceptions are reported to the financial risk committee monthly and the Audit Committee of our Board of Directors quarterly. If these limits are exceeded, management may determine to temporarily waive the risk limit in accordance with a process set forth in the charter for the financial risk committee. The process consists of a series of escalation procedures that require notification, a defined rationale for exception requests, and approval of the limit exception by financial risk management, the applicable business unit head, and, in certain circumstances, the Company’s chief executive officer, president, and chief financial officer.
With respect to market risk and credit risk more generally, our risk management process is focused on daily communication among traders, trading department management and senior management concerning our inventory positions and overall risk profile. Our risk management function supplements this communication process by providing their independent perspectives on our market and credit risk profile on a daily basis. The broader goals of our risk management function are to understand the risk profile of each trading area, to consolidate risk monitoring company-wide, to assist in implementing effective hedging strategies, to articulate large trading or position risks to senior management, and to ensure accurate securities inventory valuations.
In addition to supporting daily risk management processes on the trading desks, our risk management function supports our financial risk committee.

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
Equity Price Risk — Equity price risk represents the potential loss in value due to adverse changes in the level or volatility of equity prices. We are exposed to equity price risk through our trading activities in the U.S. and European markets on both listed and over-the-counter equity markets. We attempt to reduce the risk of loss inherent in our market-making and in our inventory of equity securities by establishing limits on the notional level of our inventory and by managing net position levels within those limits.
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
Value-at-Risk
VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specified confidence level. We perform a daily VaR analysis on substantially all of our trading positions, including fixed income, equities, convertible bonds, exchange traded options, and all associated economic hedges. These positions encompass both customer-related activities and proprietary investments. We use a VaR model because it provides a common metric for assessing market risk across business lines and products. Changes in VaR between reporting periods are generally due to changes in levels of risk exposure, volatilities and/or correlations among asset classes and individual securities.
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

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Interest Rate Risk	$560	$1,147
Equity Price Risk	129	68
Diversification Effect (1)	(163)	(74)

Total Value-at-Risk	$526	$1,141

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.
We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.

For the Nine Months Ended September 30, 2010 (Dollars in thousands)	High	Low	Average
Interest Rate Risk	$4,359	$178	$1,673
Equity Price Risk	3,414	27	233
Diversification Effect (1)			(262)
Total Value-at-Risk	$4,227	$165	$1,644

For the Year Ended December 31, 2009 (Dollars in thousands)	High	Low	Average
Interest Rate Risk	$2,947	$531	$1,397
Equity Price Risk	951	21	221
Diversification Effect (1)			(252)
Total Value-at-Risk	$2,937	$513	$1,366

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses incurred on a single day exceeded our one-day VaR on seven occasions during the first nine months of 2010.
The aggregate VaR as of September 30, 2010 was lower compared to levels reported as of December 31, 2009. This is due principally to two factors: (1) more efficient position management and (2) continuing shift to lower duration assets on the overall balance sheet, as market participants have shifted to short-term maturities.
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

We are also exposed to liquidity risk in our day-to-day funding activities. We manage liquidity risk by diversifying our funding sources across products and among individual counterparties within those products. For example, our treasury department actively manages the use of repurchase agreements, securities lending arrangements, commercial paper issuance and secured and unsecured bank borrowings each day depending on pricing, availability of funding, available collateral and lending parameters from any one of these sources. We also have a committed bank line to further manage liquidity risk.
We have a relatively low leverage ratio of 2.56 as of September 30, 2010. This compares to our leverage ratio of 2.19 as of December 31, 2009. The change in our leverage ratio is primarily the result of increased inventory as well as the acquisition of ARI in March of 2010. We calculate our leverage ratio by dividing total assets by total shareholders’ equity.
In addition to managing our capital and funding, the treasury department oversees the management of net interest income risk and the overall use of our capital, funding, and balance sheet.
We currently act as the remarketing agent for approximately $5.8 billion of variable rate demand notes, all of which have a financial institution providing a liquidity guarantee. As remarketing agent for our clients’ variable rate demand notes, we are the first source of liquidity for sellers of these instruments. At certain times, demand from buyers of variable rate demand notes is less than the supply generated by sellers of these instruments. In times of supply and demand imbalance, we may (but are not obligated to) facilitate liquidity by purchasing variable rate demand notes from sellers for our own account. Our liquidity risk related to variable rate demand notes is ultimately mitigated by our ability to tender these securities back to the financial institution providing the liquidity guarantee.
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
In addition to the financial risk committee, our global commitment committee reviews and approves certain underwriting capital markets transactions, as well as certain strategic short and medium-term credit-based transactions. Composition of this committee is determined by professional experience and ability to contribute to the assessment of underwriting opportunities. Committee membership is permanent and includes the chief executive officer, president, senior manager from financial risk management, chief counsel to the business line, and numerous other senior level leaders of the Company. During our capital raising activities with customers we may, from time to time, enter into bought-deal agreements whereby we purchase a large block of securities from an issuer client. These agreements may require us to increase equity inventories by more than what is normal through our market making activities. Although these deals may increase our risk profile for a short period of time, the transactions are structured to mitigate the market risk to the Company.
The public finance services commitment committee reviews and approves certain non-rated public finance underwiting opportunities. Committee membership is permanent and consists of our head of public finance, head of fixed income, a senior manager from financial risk management, chief counsel to the business line, and two senior members of fixed income trading management.
We have concentrated counterparty credit exposure with six non-publicly rated entities totaling $31.4 million at September 30, 2010. This counterparty credit exposure is part of our derivative program, consisting primarily of interest rate swaps. One derivative counterparty represents 55.7 percent, or $17.5 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee.
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

Credit exposure associated with our investments in private company debt instruments are monitored regularly by our financial risk committee. These investments are recorded in other assets at amortized cost on the consolidated statement of financial condition. At September 30, 2010, we had two debt investments totaling $10.5 million. One of these debt investments in the amount of $5.5 million is in default as of September 30, 2010; however, we currently believe that the value of our secured collateral exceeds $5.5 million and accordingly, we have not recorded an impairment loss on this loan as of September 30, 2010.
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
During the third quarter of the fiscal year ended December 31, 2010, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The following supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
Union County, Iowa v. Piper Jaffray & Co., Inc.
Piper Jaffray & Co., Inc., has been named as a defendant in a complaint filed in federal district court in Des Moines, Iowa on June 30, 2006. The claim arises in connection with two municipal financings completed by Union County in 1997 and 1998 aggregating approximately $6.0 million, for which Piper Jaffray & Co. acted as underwriter, and alleges breach of fiduciary duty, breach of contract, negligent misrepresentation, negligence and fraud. On September 29, 2010, Piper Jaffray & Co.’s motion for summary judgment was granted in part (with respect to the breach of contract claim) and denied in part (as to the other claims). A trial is currently scheduled to commence on December 6, 2010. We believe that Piper Jaffray & Co. has meritorious defenses to the action and intends to vigorously defend against it.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2010.

				Total Number of
				Shares Purchased as	Approximate Dollar Value
	Total Number			Part of Publicly	of Shares that May Yet Be
	of Shares		Average Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased		per Share	Programs	or Programs (1)
Month #1
(July 1, 2010 to July 31, 2010)	0		$-	0	$ 75 million (1)
Month #2
(August 1, 2010 to August 31, 2010)	422,331	(2)	$28.01	404,403	$ 64 million
Month #3
(September 1, 2010 to September 30, 2010)	136,129	(3)	$28.63	136,129	$ 60 million

Total	558,460		$28.16	540,532	$ 60 million

(1)	On July 28, 2010, we announced that our board of directors had authorized the repurchase of up to $75 million of common stock through September 30, 2012.

(2)
Consists of 404,403 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price per share of $28.01, and 17,928 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $28.00.

(3)	Consists of 136,129 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price per share of $28.63.
In addition, a third-party trustee makes open-market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.

ITEM 6. EXHIBITS.

Exhibit		Method of
Number	Description	Filing

10.1	Note Purchase Agreement dated December 31, 2009 among Piper Jaffray Companies, Piper Jaffray & Co. and the Purchasers party thereto	Filed herewith

10.2	Third Amendment to Loan Agreement (Broker-Dealer VRDN), dated September 30, 2010 between Piper Jaffray & Co. and U.S. Bank National Association	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of September 30, 2010 and December 31, 2009, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009, (iii) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and (iv) the notes to the Consolidated Financial Statements, tagged as blocks of text.
Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2010.

PIPER JAFFRAY COMPANIES

By	/s/ Andrew S. Duff
Its Chairman and Chief Executive Officer

By	/s/ Debbra L. Schoneman
Its Chief Financial Officer

Exhibit Index

Exhibit		Method of
Number	Description	Filing

10.1	Note Purchase Agreement dated December 31, 2009 among Piper Jaffray Companies, Piper Jaffray & Co. and the Purchasers party thereto	Filed herewith

10.2	Third Amendment to Loan Agreement (Broker-Dealer VRDN), dated September 30, 2010 between Piper Jaffray & Co. and U.S. Bank National Association	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of September 30, 2010 and December 31, 2009, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009, (iii) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and (iv) the notes to the Consolidated Financial Statements, tagged as blocks of text.
Filed herewith