Form 10-K
period 2010-12-31
PIPER JAFFRAY COMPANIES
filed 2011-02-28
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the 18,599,453 shares of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates based upon the last sale price, as reported on the New York Stock Exchange, of the Common Stock on June 30, 2010 was approximately $599 million.

As of February 18, 2011, the Registrant had 19,389,791 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders to be held on May 4, 2011.

PART I
ITEM 1.	BUSINESS	3
ITEM 1A.	RISK FACTORS	7
ITEM 1B.	UNRESOLVED STAFF COMMENTS	20
ITEM 2.	PROPERTIES	20
ITEM 3.	LEGAL PROCEEDINGS	20
ITEM 4.	[REMOVED AND RESERVED]	21

PART II
ITEM 5.	MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	21
ITEM 6.	SELECTED FINANCIAL DATA	24
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	53
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	54
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	110
ITEM 9A.	CONTROLS AND PROCEDURES	110
ITEM 9B.	OTHER INFORMATION	110

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	110
ITEM 11.	EXECUTIVE COMPENSATION	110
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS	110
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	111
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	111

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	111
SIGNATURES		115
EX-10.9
EX-10.14
EX-10.15
EX-10.23
EX-10.27
EX-10.28
EX-21.1
EX-23.1
EX-24.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

Overview

Piper Jaffray Companies is a leading, international investment bank and institutional securities firm, serving the needs of corporations, private equity groups, public entities, nonprofit clients and institutional investors. Founded in 1895, Piper Jaffray provides a broad set of products and services, including equity and debt capital markets products; public finance services; financial advisory services; equity and fixed income institutional brokerage; equity and fixed income research; and asset management services. Our headquarters are located in Minneapolis, Minnesota and we have offices across the United States and international locations in Hong Kong, Shanghai and London. We market our investment banking and institutional securities business under a single name-Piper Jaffray-which gives us a consistent brand across this business. Our asset management business is marketed under two names: ARI, which is derived from our subsidiary Advisory Research, Inc., which we acquired in March 2010, and FAMCO, which is derived from our subsidiary, Fiduciary Asset Management, Inc.

Prior to 1998, Piper Jaffray was an independent public company. U.S. Bancorp acquired the Piper Jaffray business in 1998 and operated it through various subsidiaries and divisions. At the end of 2003, U.S. Bancorp facilitated a tax-free distribution of our common stock to all U.S. Bancorp shareholders, causing Piper Jaffray to become an independent public company again.

Our continuing operations consist principally of four components:

•	Investment Banking — We raise capital through equity financings and provide advisory services, primarily relating to mergers and acquisitions, for our corporate clients. We operate in seven focus industries: business services, clean technology and renewables, consumer, financial institutions, healthcare, industrial growth, and media, telecommunications and technology, primarily focusing on middle-market clients. For our government and non-profit clients, we underwrite debt issuances and provide financial advisory and interest rate risk management services. Our public finance investment banking capabilities focus on state and local governments, and the healthcare, higher education, housing, hospitality, transportation and commercial real estate industries.

•	Equity and Fixed Income Institutional Brokerage — We offer both equity and fixed income advisory and trade execution services for institutional investors, public and private corporations, public entities and non-profit clients. Integral to our capital markets efforts, we have equity sales and trading relationships with institutional investors in the United States, Asia and Europe that invest in our focus industries. Our fixed income sales and trading professionals have expertise in municipal, corporate, mortgage, agency and structured product securities and cover a range of institutional investors. In addition, we engage in proprietary trading in certain products where we have expertise.

•	Asset Management — Our asset management business provides services to separately managed accounts, partnerships, and open and closed-end mutual funds. We offer an array of investment products including small and mid-cap value equity, master limited partnerships (“MLP”) focused on the energy industry, and fixed income.

In 2010, we significantly expanded our asset management business through the acquisition of Advisory Research, Inc. (“ARI”), a Chicago-based asset management firm with approximately $6.4 billion of assets under management, focused primarily on equity securities.

•	Other Income — Other income includes revenue from merchant banking activities, gains and losses from investments in private equity and venture capital funds as well as other firm investments, and income associated with the forfeiture of stock-based compensation.

On August 11, 2006, we completed the sale of our Private Client Services branch network and certain related assets to UBS Financial Services Inc., a subsidiary of UBS AG (“UBS”), thereby exiting the Private Client Services (“PCS”) business. PCS results of operations and related restructuring costs are included within discontinued operations.

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

Financial Information about Geographic Areas

We operate predominantly in the United States. We also provide investment banking, research, and sales and trading services to selected companies in international jurisdictions in Asia and Europe. We have offices in Hong Kong and Shanghai that operate under the name Piper Jaffray Asia. Piper Jaffray Ltd. is our subsidiary domiciled in London, England. Net revenues derived from international operations were $63.9 million, $41.0 million, and $42.3 million for the years ended December 31, 2010, 2009, and 2008, respectively. Long-lived assets attributable to foreign operations were $13.9 million and $12.9 million at December 31, 2010 and 2009, respectively.

Competition

Our business is subject to intense competition driven by large Wall Street and international firms operating independently or as part of a large commercial banking institution. We also compete with regional broker dealers, boutique and niche-specialty firms, and alternative trading systems that effect securities transactions through various electronic media. Competition is based on a variety of factors, including price, quality of advice and service, reputation, product selection, transaction execution, financial resources and investment performance. Many of our large competitors have greater financial resources than we have and may have more flexibility to offer a broader set of products and services than we can.

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

Employees

As of February 18, 2011, we had approximately 1,053 employees, of whom approximately 589 were registered with the Financial Industry Regulatory Authority (“FINRA”).

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

The laws, rules and regulations comprising this regulatory framework can (and do) change frequently, as can the interpretation and enforcement of existing laws, rules and regulations. Recent conditions in the global financial markets and economy caused legislators and regulators to increase their focus on the financial services industry, which resulted in the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). Dodd-Frank significantly restructures and intensifies regulation in the financial services industry, with provisions that include, among other things, the creation of a new systemic risk oversight body, a limitation on proprietary trading and investment by certain bank holding companies, expansion of the authority of existing regulators, increased regulation of and restrictions on OTC derivatives markets and transactions, broadening of the reporting and regulation of executive compensation, and expansion of the standards for market participants in dealing with clients and customers. Also, conditions in the global financial markets have caused regulatory agencies to increase their examination, enforcement and rule-making activity, which we expect to continue in the coming years. Both Dodd-Frank and the intensified regulatory environment will likely alter certain business practices and change the competitive landscape of the financial services industry, which may have an adverse effect on our business, financial condition and results of operations.

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

Piper Jaffray Ltd., our U.K. subsidiary, is registered under the laws of England and Wales and is authorized and regulated by the U.K. Financial Services Authority (“FSA”). As a result, Piper Jaffray Ltd. is subject to regulations regarding, among other things, capital adequacy, customer protection and business conduct.

Each of the entities identified above also is subject to anti-money laundering regulations. Piper Jaffray & Co. is subject to the USA PATRIOT Act of 2001, which contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations requiring us to implement standards for verifying client identification at account opening, monitoring client transactions and reporting suspicious activity. Piper Jaffray Ltd. and our Piper Jaffray Asia entities are subject to similar anti-money laundering laws and regulations promulgated in the United Kingdom and Hong Kong, respectively. We are also subject the U.S. Foreign Corrupt Practices Act (“FCPA”) as well as other anti-bribery laws in the jurisdictions in which we operate. These laws generally prohibit companies and their intermediaries from engaging in bribery or making other improper payments to foreign officials for the purpose of obtaining or retaining business or gaining an unfair business advantage.

Our asset management subsidiaries, ARI, Fiduciary Asset Management, Inc. (“FAMCO”) and Piper Jaffray Investment Management LLC are registered as investment advisers with the SEC and subject to the regulation and oversight by the SEC. These requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between advisor and advisory clients, as well as general anti-fraud prohibitions. Certain investment funds that we manage are registered investment companies under the Investment Company Act, as amended. Those funds and entities that serve as the funds’ investment advisors are subject to the Investment Company Act and the rules and regulations of the SEC, which regulate the relationship between a registered investment company and its investment advisor and prohibit or severely restrict principal transactions or joint transactions, among other requirements. Also, ARI and FAMCO are also authorized by the Irish Financial Services Regulatory Authority as an investment advisor in Ireland and cleared by the Luxembourg Commission de Surviellance du Secteur Financier as a manager to Luxembourg funds.

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

Executive Officers

Information regarding our executive officers and their ages as of February 18, 2011, are as follows:

Name	Age	Position(s)

Andrew S. Duff	53	Chairman and Chief Executive Officer
Thomas P. Schnettler	54	President and Chief Operating Officer
James L. Chosy	47	General Counsel and Secretary
Brien M. O’Brien	54	Head of Asset Management
Debbra L. Schoneman	42	Chief Financial Officer

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

Brien M. O’Brien is our head of asset management. He has served in this role since joining Piper Jaffray in March 2010 following the closing of the transaction with ARI, an asset management firm based in Chicago, Illinois. From 1996 until joining Piper Jaffray, he was chairman and chief executive officer of ARI.

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

Economic and market conditions have had, and will continue to have, a direct and material impact on our results of operations and financial condition because performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity. For example:

•	Our investment banking revenue, in the form of underwriting, placement and financial advisory fees from equity, acquisition and disposition, and public finance transactions, is directly related to the volume and value of the transactions as well as our role in these transactions. During the first half of 2010, uncertainty regarding the strength of the global economic recovery led to broad-based market declines and volatility that negatively impacted U.S. capital-raising, particularly for initial public offerings and growth sectors in which we participate. The reduction in capital-raising negatively impacted our equities investment banking revenue as fewer transactions were completed and the size of the transactions were reduced. If similar market dynamics occur in 2011, there would likely be a similar impact on our equities investment banking business as capital-raising activity declined.

•	Our Public Finance Services and Fixed Income Services businesses were negatively impacted in 2010 by the uncertainties and volatility related to concerns over municipal-issuer credit quality, treasury rates, and the extension of the Build America Bonds program. In 2011, state and local governments may continue to struggle with budget pressures caused by the recent recession, and concerns regarding municipal-issuer credit quality may persist. These investor concerns could potentially reduce the volume and size of public finance transactions during 2011 and negatively impact our public finance investment banking business. We also expect that the interest rate volatility experienced in 2010 may continue into 2011, which together with municipal market uncertainty and volatility may negatively impact our fixed income institutional brokerage business. Changes in interest rates (especially if the changes are rapid and severe) or uncertainty regarding the future direction of interest rates may reduce customer activity and may also negatively impact the value of our fixed income securities inventories and the effectiveness of our related hedging strategies.

•	A decline in the financial markets will reduce asset valuations and adversely impact our asset management business. A reduction in asset values would negatively impact this business by reducing the value of assets under management, and as a result, the revenues associated with this business. In addition, we could experience a reduction in the inflow of assets under management or an increase of outflows during times of market declines, which would adversely impact this business.

•	Our Equities business could be negatively impacted from declining market values and asset levels, which will reduce commission revenue. Also, if the market trends downward or remains flat, this reduced volatility will negatively impact the business as volume levels decline with volatility. A decline in institutional and trading revenue as a result of these factors would have a negative impact on our business and results of operations.

It is difficult to predict the market conditions for 2011, which are dependent in large part upon the pace and consistency of the global economic recovery now underway. Our operating size and the cyclical nature of the economy and this industry leads to volatility in our financial results, including our operating margins, compensation ratios and revenue and expense levels. Our financial performance may be limited by the fixed nature of certain expenses, the impact from unanticipated losses or expenses during the year, and the inability to scale back costs in a timeframe to match decreases in revenue-related changes in market and economic conditions. As a result, our financial results may vary significantly from quarter-to-quarter and year-to-year.

Developments in specific sectors of the economy have in the past adversely affected, and may in the future adversely affect, our business and profitability.

Our results for a particular period may be disproportionately impacted by declines in specific sectors of the economy due to our business mix and focus areas. For example:

•	Our Fixed Income Services business derives its revenue primarily from sales and trading activity in the municipal market and to a lesser extent from corporate credits and structured products within the taxable market. During 2010, we experienced a less favorable municipal trading environment due to concerns over credit quality for municipal issuers, volatility in interest rates, in particular treasury rates, and uncertainties surrounding the extension of the Build America Bonds program. Challenges in the municipal trading environment have continued into 2011 as concerns over municipal-issuer credit quality persist, and these market conditions may negatively impact our results of operations in this area, potentially materially. As an example, our proprietary trading activities in the municipal market have generated significant revenue in both 2010 and 2009, and an inability to predict municipal market conditions or take advantage of the existing trading environment would negatively impact this business and our results of operations generally. Also, our operating results for this business may not correlate with the results of other firms or the fixed income market generally because we do not participate in significant segments of the fixed income markets (e.g., credit default swaps, interest rate products and currencies and commodities).

•	Similar to our Fixed Income Services business, our Public Finance Services business depends heavily upon conditions in the municipal market. Our ability to effect investment banking transactions in the state and local government sectors has been, and will continue to be, challenged by concerns of municipal-issuer credit quality. In addition, our public finance business focuses on investment banking activity in sectors that include higher education, housing, healthcare, and hospitality sectors, with an emphasis on transactions with a par value of $500 million or less. Challenging market conditions for these sectors that are disproportionately worse than those impacting the broader economy or municipal markets generally may adversely impact our business. As an example, we have historically participated in the market for low- or non-rated public finance investment banking transactions, and this market continues to experience a slow recovery following the credit crisis of 2008.

•	The global recession had a significant negative impact on economic and market conditions in Europe and Asia, which reduced our revenue from international operations. With respect to Europe, the equity capital raising environment for European-based middle market companies remained depressed throughout 2010, particularly in biotechnology, our primary specialty focus. As a result, in the fourth quarter of 2010, we exited the origination and distribution of European securities and shifted the focus of our European operations to the distribution of U.S. and Asia securities to European institutional investors and merger and acquisition advisory services. As part of this strategy, we will invest further in our Asia operations, focusing in particular on activities in China, and this investment in the Asian market will expose us to a greater degree to the economic and market conditions in this geographic region as well as other unique risks associated with Asia-based operations.

•	Volatility or uncertainty in the business environment for clean technology and renewables, business services, consumer, financial institutions, healthcare, industrial growth, and media, telecommunications and technology, including but not limited to challenging market conditions for these sectors that are disproportionately worse than those impacting the economy and markets generally or downturns in these sectors that are independent of general economic and market conditions, may adversely affect our business. Further, we may not participate or may participate to a lesser degree than other firms in sectors that experience significant activity, such as depository financial institutions, energy and mining, and industrials, and our operating results many not correlate with the results of other firms who participate in these sectors.

We may not be able to compete successfully with other companies in the financial services industry who often have significantly greater resources than we do.

The financial services industry remains extremely competitive, and our revenues and profitability will suffer if we are unable to compete effectively. An inability to effectively compete will also have a negative impact on our ability to achieve our five-year strategic growth priorities, which include significant revenue growth for our corporate advisory and public finance businesses, expansion of our Asia-based business and growth in our asset management business. We compete generally on the basis of such factors as quality of advice and service, reputation, price, product selection, transaction execution and financial resources. Pricing and other competitive pressures in investment banking, including the trends toward multiple book runners, co-managers and multiple financial advisors handling transactions, have continued and could adversely affect our revenues.

We remain at a competitive disadvantage given our relatively small size compared to some of our competitors. Large financial services firms have a larger capital base, greater access to capital and greater resources than we have, affording them greater capacity for risk and potential for innovation, an extended geographic reach and flexibility to offer a broader set of products. For example, these firms have used their resources and larger capital base to take advantage of growth in international markets and to support their investment banking business by offering credit products to corporate clients, which is a significant competitive advantage. With respect to our Fixed Income Services and Public Finance Services businesses, it is more difficult for us to diversify and differentiate our product set, and our fixed income business mix currently is concentrated in the municipal market and to a lesser extent corporate credits and structured products, potentially with less opportunity for growth than other firms who have grown their fixed income businesses by investing in, developing and offering non-traditional products (e.g., credit default swaps, interest rate products and currencies and commodities).

The business operations that we conduct outside of the United States subject us to unique risks.

To the extent we conduct business outside the United States, for example in Asia and to a lesser extent Europe, we are subject to risks including, without limitation, the risk that we will be unable to provide effective operational support to these business activities, the risk of non-compliance with foreign laws and regulations, and the general economic and political conditions in countries where we conduct business, which may differ significantly from those in the United States. In 2010, we restructured our international operations and exited origination and distribution of European securities and announced our intention to further invest in our Asia operations, particularly China. This increased focus on Asia, particularly China, will increase our exposure to these risks associated with international operations. Further, the capital markets in Asia are emerging and less developed than those of the U.S. or Europe and many Asia-based issuer companies seeking to raise capital are less mature than may be the case in the U.S. or Europe and may have a higher risk profile, potentially exposing us to greater underwriting and other risk in our global equity capital markets business.

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

Particular activities or products within our business have exposed us to increasing credit risk, including inventory positions, interest rate swap contracts with customer credit exposure, merchant banking debt investments, counterparty risk with two major financial institutions related to customer interest rate swap contracts without customer credit exposure, investment banking and advisory fee receivables, customer margin accounts, and trading counterparty activities related to settlement and similar activities. With respect to interest rate swap contracts with customer exposure, we have credit exposure with six counterparties totaling $22.0 million at December 31, 2010 as part of our matched-book interest rate swap program. Unfavorable changes in interest rates in 2011 could increase our exposure. For example, a decrease in interest rates would increase the amount that would be payable to us in the event of a termination of the contract, and result in a corresponding increase in the amount that we would owe to our hedging counterparty. If our counterparty is unable to make its payment to us, we would still be obligated to pay our hedging counterparty, resulting in credit losses. With respect to merchant banking investments, we have two debt investments totaling $11.7 million as of December 31, 2010. Non-performance by our counterparties, clients and others, including with respect to our inventory positions, interest rate swap contracts with customer credit exposures and our merchant banking debt investments could result in losses, potentially material, and thus have a significant adverse effect on our business and results of operations.

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

The completion of anticipated investment banking transactions in our pipeline is uncertain and beyond our control, and our investment banking revenue is typically earned only upon the successful completion of a transaction. In most cases, we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client’s or counterparty’s business. If parties fail to complete a transaction on which we are advising or an offering in which we are participating, we earn little or no revenue from the transaction and may have incurred significant expenses (for example, travel and legal expenses) associated with the transaction. Accordingly, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties, and the number of engagements we have at any given time (and any characterization or description of our deal pipelines) is subject to change and may not necessarily result in future revenues.

An inability to access capital readily or on terms favorable to us could impair our ability to fund operations and could jeopardize our financial condition and results of operations.

Liquidity, or ready access to funds, is essential to our business. Several large financial institutions failed or merged with others during the credit crisis following significant declines in asset values in securities held by these institutions. To fund our business, we maintain a cash position and rely on bank financing as well as other funding sources such as the repurchase markets. The majority of our bank financing consists of uncommitted credit lines, which could become unavailable to us on relatively short notice. Our committed facilities include a $250 million committed credit facility that was renewed for the second consecutive year as well as a new three-year credit facility entered into at the end of 2010. The three-year facility refinanced $120 million of unsecured variable rate senior notes related to the acquisition of ARI, and consists of term loans in the aggregate amount of $100 million and a $50 million revolving credit facility that the Company may draw upon at its discretion. In addition to our committed credit facility and in order to diversify our short-term funding needs, we also continue to maintain our $300 million commercial paper program.

Our access to funding sources, particularly uncommitted funding sources, could be hindered by many factors, and many of these factors we cannot control, such as economic downturns, the disruption of financial markets, the failure or consolidation of other financial institutions, negative news about the financial industry generally or us specifically. We could experience disruptions with our credit facilities in the future, including the loss of liquidity sources and/or increased borrowing costs, if lenders or investors develop a negative perception of our short- or long-term financial prospects, which could result from decreased business activity. Our liquidity also could be impacted by the activities resulting in concentration of risk, including proprietary activities from long-term investments and/or investments in specific markets or products without liquidity. Our access to funds may be impaired if regulatory authorities take significant action against us, or if we discover that one of our employees has engaged in serious unauthorized or illegal activity.

In the future, we may need to incur debt or issue equity in order to fund our working capital requirements, as well as to execute our growth initiatives that may include acquisitions and other investments. For example, we issued $120 million of unsecured variable rate senior notes to help fund the acquisition of ARI, which has been refinanced with a new three-year credit facility as described above. Similarly, our access to funding sources may be contingent upon terms and conditions that may limit or restrict our business activities and growth initiatives. For example, the three-year credit facility includes covenants that, among other things, limit our leverage ratio, require maintenance of certain levels of cash and regulatory net capital, require our asset management segment to achieve minimum earnings before interest, taxes, depreciation and amortization, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock.

Lastly, we currently do not have a credit rating, which could adversely affect our liquidity and competitive position by increasing our borrowing costs and limiting access to sources of liquidity that require a credit rating as a condition to providing funds.

Concentration of risk increases the potential for significant losses.

Concentration of risk increases the potential for significant losses in our sales and trading, proprietary trading, merchant banking investments and underwriting businesses. We have committed capital to these businesses, and we may take substantial positions in particular types of securities and/or issuers. This concentration of risk may cause us to suffer losses even when economic and market conditions are generally favorable for our competitors. Further, disruptions in the credit markets can make it difficult to hedge exposures effectively and economically. We also experience concentration of risk in our role as remarketing agent and broker dealer for certain types of securities, including in our role as remarketing agent for approximately $5.6 billion of variable rate demand notes. In an effort to facilitate liquidity, we may (but are not required to) increase our inventory positions in securities, exposing ourselves to greater concentration of risk and potential financial losses from the reduction in value of illiquid positions. Further, inventory positions that benefit from a liquidity provider, such as certain types of variable rate demand notes, may be adversely affected by an event that results in termination of the liquidity provider’s obligation, such as an insolvency or ratings downgrade of the monoline insurer.

In recent years, financial services firms have also moved toward larger and more frequent commitments of capital, which has increased the potential for significant losses in our sales and trading and underwriting activities, where we have committed capital and taken substantial positions in particular types of securities and/or issuers. Our results of operations for a given period may be affected by the nature and scope of these activities and such activities will subject us to market fluctuations and volatility that may adversely affect the value of our positions, which could result in significant losses and reduce our revenues and profits.

An inability to readily divest or transfer trading positions may result in financial losses to our business.

Timely divestiture or transfer of our trading positions, including equity, fixed income and other securities positions, can be impaired by decreased trading volume, increased price volatility, rapid changes in interest rates, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions and changes in industry and government regulations. This is true for both customer transactions that we facilitate as agent as well as proprietary trading positions that we maintain. While we hold a security, we are vulnerable to price and value fluctuations and may experience financial losses to the extent the value of the security decreases and we are unable to timely divest, hedge or transfer our trading position in that security. The value may decline as a result of many factors, including issuer-specific, market or geopolitical events. In addition, in times of market uncertainty, the inability to transfer inventory positions may have an impact on our liquidity as funding sources generally decline and we are unable to pledge the underlying security as collateral. Our liquidity may also be impacted if we choose to facilitate liquidity for specific products and voluntarily increase our inventory positions in order to do so, exposing ourselves to greater market risk and potential financial losses from the reduction in value of illiquid positions.

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

Participants in the financial services industry and markets increasingly are closely interrelated as a result of credit, trading, clearing, technology and other relationships between them. A significant adverse development with one participant (such as a bankruptcy or default) may spread to others and lead to significant concentrated or market-wide problems (such as defaults, liquidity problems or losses) for other participants, including us. This systemic risk was evident during 2008 following the demise of Bear Stearns and Lehman Brothers, and the resulting events (sometimes described as “contagion”) had a negative impact on the remaining industry participants, including us. Further, the control and risk management infrastructure of the markets in which we operate often is outpaced by financial innovation and growth in new types of securities, transactions and markets. Systemic risk is inherently difficult to assess and quantify, and its form and magnitude can remain unknown for significant periods of time.

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

Certain financial instruments, including trading securities owned, trading securities owned and pledged as collateral, and trading securities sold but not yet purchased, are recorded at fair value, and unrealized gains and losses related to these financial instruments are reflected on our consolidated statements of operations. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Difficult market environments, such as those experienced in 2008, may cause transferable instruments to become substantially more illiquid and difficult to value, increasing the use of valuation models. We also expect valuation to be increasingly influenced by external market and other factors, including implementation of SEC and FASB guidance on fair value accounting, issuer specific credit deteriorations and deferral and default rates, rating agency actions, and the prices at which observable market transactions occur. Our future results of operations and financial condition may be adversely affected by the valuation adjustments that we apply to these financial instruments.

Risk management processes may not fully mitigate exposure to the various risks that we face, including market risk, liquidity risk and credit risk.

We refine our risk management techniques, strategies and assessment methods on an ongoing basis. However, risk management techniques and strategies, both ours and those available to the market generally, may not be fully effective in mitigating our risk exposure in all economic market environments or against all types of risk. For example, we might fail to identify or anticipate particular risks that our systems are capable of identifying, or the systems that we use, and that are used within the industry generally, may not be capable of identifying certain risks. Some of our strategies for managing risk are based upon our use of observed historical market behavior. We apply statistical and other tools to these observations to quantify our risk exposure. Any failures in our risk management techniques and strategies to accurately quantify our risk exposure could limit our ability to manage risks. In addition, any risk management failures could cause our losses to be significantly greater than the historical measures indicate. Further, our quantified modeling does not take all risks into account. Our more qualitative approach to managing those risks could prove insufficient, exposing us to material unanticipated losses.

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

We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we purchased as an underwriter at the anticipated price levels. As an underwriter, we also are subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite. Further, the right to indemnification in favor of the underwriter for these offerings may not be available or sufficient to cover potential liability from any material misstatements or omissions. As discussed above, these underwriting-related risks may be greater with respect to our business in Asia because the Asian capital markets are emerging and generally less developed than those of the U.S. or Europe and many Asia-based issuer companies seeking to raise capital are less mature than may be the case in the U.S. or Europe and may have a higher risk profile. As a market maker, we may own large positions in specific securities, and these undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if our holdings were more diversified.

Use of derivative instruments as part of our risk management techniques may not effectively hedge the risks associated with activities in certain of our businesses.

We may use futures, options, swaps or other securities to hedge inventory. For example, our fixed income business provides swaps and other interest rate hedging products to public finance clients, which we in turn hedge through a counterparty. There are risks inherent in our use of these products, including counterparty exposure and basis risk. Counterparty exposure refers to the risk that the amount of collateral in our possession on any given day may not be sufficient to fully cover the current value of the swaps if a counterparty were to suddenly default. Basis risk refers to risks associated with swaps where changes in the value of the swaps may not exactly mirror changes in the value of the cash flows they are hedging. It is possible that we may incur losses from our exposure to derivative and interest rate hedging products and the increased use of these products in the future. For example, if the derivative instruments that we use to hedge the risks associated with interest rate swap contracts with public finance clients where we have retained the credit risk are terminated as a result of a client credit event, we may incur losses if we make a payment to our hedging counterparty without recovering any amounts from our client.

Our business is subject to extensive regulation in the jurisdictions in which we operate, and a significant regulatory action against our company may have a material adverse financial effect or cause significant reputational harm to our company.

As a participant in the financial services industry, we are subject to complex and extensive regulation of many aspects of our business by U.S. federal and state regulatory agencies, self-regulatory organizations (including securities exchanges) and by foreign governmental agencies, regulatory bodies and securities exchanges. Specifically, our operating subsidiaries include broker dealer and related securities entities organized in the United States, the United Kingdom and the Hong Kong Special Administrative Region of the People’s Republic of China (“PRC”). Each of these entities is registered or licensed with the applicable local securities regulator and is a member of or participant in one or more local securities exchanges and is subject to all of the applicable rules and regulations promulgated by those authorities. We maintain a representative office in the PRC, and this office is registered with the PRC securities regulator and subject to applicable rules and regulations of the PRC. In addition, our asset management subsidiaries, ARI and FAMCO, are registered as investment advisers with the SEC and subject to the regulation and oversight by the SEC.

Generally, the requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us. These requirements are not designed to protect our shareholders. Consequently, broker dealer regulations often serve to limit our activities, through net capital, customer protection and market conduct requirements and restrictions on the businesses in which we may operate or invest. We also must comply with asset management regulations, including requirements related to fiduciary duties to clients, recordkeeping and reporting and customer disclosures. Compliance with many of these regulations entails a number of risks, particularly in areas where applicable regulations may be newer or unclear. In addition, regulatory authorities in all jurisdictions in which we conduct business may intervene in our business and we and our employees could be fined or otherwise disciplined for violations or prohibited from engaging in some of our business activities.

Over the last several years we have expanded our international operations, including through the acquisition of Asia-based Goldbond Capital Holdings Ltd. Our international businesses subject us to a unique set of regulations, including regarding capital adequacy, customer protection and business conduct, and require us to devote increasing resources to our compliance efforts and expose us to additional regulatory risk in each of these international jurisdictions.

The laws, rules and regulations comprising this regulatory framework can (and do) change frequently, as can the interpretation and enforcement of existing laws, rules and regulations. Recent conditions in the global financial markets and economy caused legislators and regulators to increase their focus on the financial services industry, which resulted in the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). Dodd-Frank significantly restructures and intensifies regulation in the financial services industry, with provisions that include, among other things, the creation of a new systemic risk oversight body, a limitation on proprietary trading and investment by certain bank holding companies, expansion of the authority of existing regulators, increased regulation of and restrictions on OTC derivatives markets and transactions, broadening of the reporting and regulation of executive compensation, and expansion of the standards for market participants in dealing with clients and customers. Also, conditions in the global financial markets have caused regulatory agencies to increase their examination, enforcement and rule-making activity, which we expect to continue in the coming years. Both Dodd-Frank and the intensified regulatory environment will likely alter certain business practices and change the competitive landscape of the financial services industry, which may have an adverse effect on our business, financial condition and results of operations.

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

The effort to combat money laundering also has become a high priority in governmental policy with respect to financial institutions. The obligation of financial institutions, including ourselves, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls which have increased, and may continue to increase, our costs. Any failure with respect to our programs in this area could subject us to serious regulatory consequences, including substantial fines, and potentially other liabilities. In addition, as we expand our international operations compliance with anti-bribery laws, including the Foreign Corrupt Practices Act, will become increasingly important. These laws generally prohibit companies and their intermediaries from engaging in bribery or making other improper payments to foreign officials for the purpose of obtaining or retaining business or gaining an unfair business advantage. While our employees and agents are required to comply with these laws, we cannot ensure that our internal control policies and procedures will always protect us from intentional, reckless or negligent acts committed by our employees or agents, which acts could subject our company to fines or other regulatory consequences.

Our exposure to legal liability is significant, and could lead to substantial damages.

We face significant legal risks in our businesses. These risks include potential liability under securities laws and regulations in connection with our investment banking and other securities transactions. The volume and amount of damages claimed in litigation, arbitrations, regulatory enforcement actions and other adversarial proceedings against financial services firms have increased in recent years. Our experience has been that adversarial proceedings against financial services firms typically increase during a market downturn. We also are subject to claims from disputes with our employees and our former employees under various circumstances. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time, making the amount of legal reserves related to these legal liabilities difficult to determine and subject to future revision. Legal or regulatory matters involving our directors, officers or employees in their individual capacities also may create exposure for us because we may be obligated or may choose to indemnify the affected individuals against liabilities and expenses they incur in connection with such matters to the extent permitted under applicable law. In addition, like other financial services companies, we may face the possibility of employee fraud or misconduct. The precautions we take to prevent and detect this activity may not be effective in all cases and there can be no assurance that we will be able to deter or prevent fraud or misconduct. Exposures from and expenses incurred related to any of the foregoing actions or proceedings could have a negative impact on our results of operations and financial condition. In addition, future results of operations could be adversely affected if reserves relating to these legal liabilities are required to be increased or legal proceedings are resolved in excess of established reserves.

We may make strategic acquisitions and minority investments, engage in joint ventures or divest or exit existing businesses, which could cause us to incur unforeseen expense and have disruptive effects on our business but may not yield the benefits we expect.

We expect to grow in part through corporate development activities that may include acquisitions, joint ventures and minority investment stakes. For example, we expanded our existing asset management business in March 2010 with the acquisition of ARI, a Chicago-based asset management firm. Previously, we expanded our business into Asia through the acquisition of Goldbond Capital Holdings Ltd., and into asset management through the acquisition of FAMCO. These corporate development activities, and our future corporate development activities, are accompanied by a number of risks. Costs or difficulties relating to a transaction, including integration of products, employees, technology systems, accounting systems and management controls, may be difficult to predict accurately and be greater than expected causing our estimates to differ from actual results. We may be unable to retain key personnel after the transaction, and the transaction may impair relationships with customers and business partners. Also, our share price could decline after we announce or complete a transaction if investors view the transaction as too costly or unlikely to improve our competitive position. Longer-term, these activities require increased investment in management personnel, financial and management systems and controls and facilities, which, in the absence of continued revenue growth, would cause our operating margins to decline. More generally, any difficulties that we experience could disrupt our ongoing business, increase our expenses and adversely affect our operating results and financial condition. We also may be unable to achieve anticipated benefits and synergies from the transaction as fully as expected or within the expected time frame. Divestitures or elimination of existing businesses or products could have similar effects.

To the extent that we pursue corporate development activities outside of the United States, including acquisitions, joint ventures and minority investment stakes, we will be subject to political, economic, legal, operational and other risks that are inherent in operating in a foreign country. These risks include possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities. We intend to further invest in our Asia-based business, particularly China, over time and this expansion will increase our exposure to these risks. In addition, the laws and regulations applicable to the securities and financial services industries in many countries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws in a particular foreign market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. We are also subject to the enhanced risk that transactions we structure (for example, joint ventures) might not be legally enforceable in the relevant jurisdictions.

Asset management revenue may vary based on investment performance and market and economic factors.

We have grown our asset management business in recent years, including most recently with the acquisition of ARI. As our revenues and pre-tax income contributions from this business increase, the risks associated with the asset management business relative to our overall operations also increase. Assets under management are a significant driver of this business, as revenues are primarily derived from management fees tied to the assets under management. Our ability to maintain or increase assets under management is subject to a number of factors, including investors’ perception of our past performance, market or economic conditions, competition from other fund managers and our ability to negotiate terms with major investors.

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

To the extent our future investment performance is perceived to be poor in either relative or absolute terms, our asset management revenues will likely be reduced and our ability to raise new funds will likely be impaired. Even when market conditions are generally favorable, our investment performance may be adversely affected by our investment style and the particular investments that we make. Further, as the size and number of investment funds, including exchange-traded funds, hedge funds and private equity funds increases, it is possible that it will become increasingly difficult for us to raise capital for new investment funds or price competition may mean that we are unable to maintain our current fee structures.

Our asset management business has a higher concentration of key clients as compared to our other businesses, and the loss of one or more of these clients could have a material adverse affect on our asset management revenues. As an example, each of FAMCO and ARI depends in part upon one or more significant clients, and the loss of one or more of these clients would have an adverse effect on revenues.

We enter into off-balance sheet arrangements that may be required to be consolidated on our financial statements based on future events outside of our control, including changes in complex accounting standards.

In the normal course of our business, we periodically create or transact with entities that are investment vehicles organized as limited partnerships or limited liability companies, established for the purpose of investing in equity or debt securities of public and private companies or various partnership entities. Certain of these entities have been identified as variable interest entities (“VIEs”). We are required to consolidate onto our consolidated statement of financial condition all VIEs for which we are considered to be the primary beneficiary as defined under applicable accounting standards. The assessment of whether the accounting criteria for consolidation are met requires management to exercise significant judgment. If certain events occur that require us to re-assess our initial determination of non-consolidation or if our judgment of non-consolidation is in error, we could be required to consolidate the assets and liabilities of a VIE onto our consolidated statement of financial condition and recognize its future gains or losses in our consolidated statement of operations. For reasons outside of our control, including changes in existing accounting standards, or interpretations of those standards, the risk of consolidation of these VIEs could increase. Further consolidation would affect the size of our consolidated statement of financial condition.

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

We are subject to the SEC’s uniform net capital rule (Rule 15c3-1) and the net capital rule of FINRA, which may limit our ability to make withdrawals of capital from Piper Jaffray & Co., our U.S. broker dealer subsidiary. The uniform net capital rule sets the minimum level of net capital a broker dealer must maintain and also requires that a portion of its assets be relatively liquid. FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below its requirements. Underwriting commitments require a charge against net capital and, accordingly, our ability to make underwriting commitments may be limited by the requirement that we must at all times be in compliance with the applicable net capital regulations. In addition, Piper Jaffray Ltd., our London-based broker dealer subsidiary, and Piper Jaffray Asia, our Hong Kong-based broker dealer subsidiary, are subject to similar limitations under applicable laws in those jurisdictions.

As Piper Jaffray Companies is a holding company, it depends on dividends, distributions and other payments from our subsidiaries to fund its obligations, including any share repurchases that we may make. The regulatory restrictions described above may impede access to funds our holding company needs to make payments on any such obligations.

Our technology systems, including outsourced systems, are critical components of our operations, and failure of those systems or other aspects of our operations infrastructure may disrupt our business, cause financial loss and constrain our growth.

We typically transact thousands of securities trades on a daily basis across multiple markets. Our data and transaction processing, custody, financial, accounting and other technology and operating systems are essential to this task. A system malfunction or mistake made relating to the processing of transactions could result in financial loss, liability to clients, regulatory intervention, reputational damage and constraints on our ability to grow. We outsource a substantial portion of our critical data processing activities, including trade processing and back office data processing. For example, we have entered into contracts with Broadridge Financial Solutions, Inc. pursuant to which Broadridge handles our trade and back office processing, and Unisys Corporation, pursuant to which Unisys supports our data center and helpdesk needs. We also contract with third parties for our market data services, which constantly broadcast news, quotes, analytics and other relevant information to our employees. We contract with other vendors to produce and mail our customer statements and to provide other services. In the event that any of these service providers fails to adequately perform such services or the relationship between that service provider and us is terminated, we may experience a significant disruption in our operations, including our ability to timely and accurately process transactions or maintain complete and accurate records of those transactions.

Adapting or developing our technology systems to meet new regulatory requirements, client needs, geographic expansion and industry demands also is critical for our business. Introduction of new technologies present new challenges on a regular basis. We have an ongoing need to upgrade and improve our various technology systems, including our data and transaction processing, financial, accounting, risk management and trading systems. This need could present operational issues or require significant capital spending. It also may require us to make additional investments in technology systems and may require us to reevaluate the current value and/or expected useful lives of our technology systems, which could negatively impact our results of operations.

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

As of February 18, 2011, we conducted our operations through 31 principal offices in 17 states and in Hong Kong, Shanghai and London. All of our offices are leased. Our principal executive office is located at 800 Nicollet Mall, Suite 800, Minneapolis, Minnesota and, as of February 18, 2011, comprises approximately 320,000 square feet of leased space (of which approximately 82,000 square feet have been subleased to others and approximately 80,000 square feet will be contracted from the leased premises through an early reduction option). We have entered into a sublease arrangement with U.S. Bancorp, as lessor, for our offices at 800 Nicollet Mall, the term of which expires on May 29, 2014.

ITEM 3.	LEGAL PROCEEDINGS.

Due to the nature of our business, we are involved in a variety of legal proceedings (including, but not limited to, those described below). These proceedings include litigation, arbitration and regulatory proceedings, which may arise from, among other things, underwriting or other transactional activity, client account activity, employment matters, regulatory examinations of our businesses and investigations of securities industry practices by governmental agencies and self-regulatory organizations. The securities industry is highly regulated, and the regulatory scrutiny applied to securities firms is intense, resulting in a significant number of regulatory investigations and enforcement actions and uncertainty regarding the likely outcome of these matters.

Litigation-related expenses include amounts we reserve and/or pay out as legal and regulatory settlements, awards or judgments, and fines. Parties who initiate litigation and arbitration proceedings against us may seek substantial or indeterminate damages, and regulatory investigations can result in substantial fines being imposed on us. We reserve for contingencies related to legal proceedings at the time and to the extent we determine the amount to be probable and reasonably estimable. However, it is inherently difficult to predict accurately the timing and outcome of legal proceedings, including the amounts of any settlements, judgments or fines. We assess each proceeding based on its particular facts, our outside advisors’ and our past experience with similar matters, and expectations regarding the current legal and regulatory environment and other external developments that might affect the outcome of a particular proceeding or type of proceeding. We believe, based on our current knowledge, after appropriate consultation with outside legal counsel and in light of our established reserves, that pending litigation, arbitration and regulatory proceedings, including those described below, will be resolved with no material adverse effect on our financial condition. Of course, there can be no assurance that our assessments will reflect the ultimate outcome of pending proceedings, and the outcome of any particular matter may be material to our operating results for any particular period, depending, in part, on the operating results for that period and the amount of established reserves. We generally have denied, or believe that we have meritorious defenses and will deny, liability in all significant cases currently pending against us, and we intend to vigorously defend such actions.

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

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange under the symbol “PJC.” The following table contains historical quarterly price information for the years ended December 31, 2010 and 2009. On February 18, 2011, the last reported sale price of our common stock was $43.42.

2010 Fiscal Year	High	Low

First Quarter	$51.92	$40.30
Second Quarter	43.83	31.36
Third Quarter	32.04	27.07
Fourth Quarter	35.60	28.59

2009 Fiscal Year	High	Low

First Quarter	$38.19	$18.73
Second Quarter	44.74	25.54
Third Quarter	50.76	40.26
Fourth Quarter	57.45	43.35

Shareholders

We had 18,917 shareholders of record and approximately 41,300 beneficial owners of our common stock as of February 18, 2011.

Dividends

We do not intend to pay cash dividends on our common stock for the foreseeable future. Our board of directors is free to change our dividend policy at any time. Restrictions on our U.S. broker dealer subsidiary’s ability to pay dividends are described in Note 25 to the consolidated financial statements. Also, we recently entered into a bank syndicated credit agreement, as described in Note 16 to the consolidated financial statements, and it includes a restrictive covenant that restricts our ability to pay cash dividends.

A third-party trustee makes open market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended December 31, 2010.

			Total Number of Shares	Approximate Dollar Value of
	Total Number	Average	Purchased as Part of	Shares that May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under the Plans or
Period	Purchased	per Share	Plans or Programs	Programs(1)

Month #1
(October 1, 2010 to October 31, 2010)	84,005	$28.62	84,005	$57 million
Month #2
(November 1, 2010 to November 30, 2010)	10,527	$32.55	—	$57 million
Month #3
(December 1, 2010 to December 31, 2010)	5,169	$32.87	—	$57 million

Total	99,701	$29.25	84,005	$57 million

(1)	On July 28, 2010, we announced that our board of directors had authorized the repurchase of up to $75 million of common stock through September 30, 2012.

Stock Performance Graph

The following graph compares the performance of an investment in our common stock from December 31, 2005 through December 31, 2010, with the S&P 500 Index and the S&P 500 Diversified Financials Index. The graph assumes $100 was invested on December 31, 2005, in each of our common stock, the S&P 500 Index and the S&P 500 Diversified Financials Index and that all dividends were reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

CUMULATIVE TOTAL RETURN FOR PIPER JAFFRAY COMMON STOCK, THE S&P 500 INDEX AND THE S&P DIVERSIFIED FINANCIALS INDEX

Company/Index	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010

Piper Jaffray Companies	100	161.26	114.65	98.42	125.27	86.66
S&P 500 Index	100	115.79	122.16	76.96	97.33	111.99
S&P 500 Diversified Financials	100	123.90	100.84	41.72	54.41	57.17

ITEM 6.	SELECTED FINANCIAL DATA.

The following table presents our selected consolidated financial data for the periods and dates indicated. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	For The Year Ended December 31,
(Dollars and shares in thousands, except per share data)	2010	2009	2008		2007	2006

Revenues:
Investment banking	$266,386	$207,701	$159,747		$302,428	$298,309
Institutional brokerage	167,954	221,117	117,201		151,464	160,502
Interest	51,851	40,651	50,377		60,873	64,110
Asset management	66,827	14,681	16,969		6,446	222
Other income	12,043	2,731	2,639		6,856	14,208

Total revenues	565,061	486,881	346,933		528,067	537,351
Interest expense	34,987	18,091	20,536		23,689	32,303

Net revenues	530,074	468,790	326,397		504,378	505,048

Non-interest expenses:
Compensation and benefits	315,203	281,277	249,438		329,811	357,904
Restructuring-related expenses	10,863	3,572	17,865		—	—
Goodwill impairment	—	—	130,500		—	—
Other	146,292	127,389	152,201		144,138	113,796

Total non-interest expenses	472,358	412,238	550,004		473,949	471,700

Income/(loss) from continuing operations before
income tax expense/(benefit)	57,716	56,552	(223,607)		30,429	33,348
Income tax expense/(benefit)	33,354	26,183	(40,133)		5,790	10,210

Net income/(loss) from continuing operations	24,362	30,369	(183,474)		24,639	23,138

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	—	—	499		(2,696)	172,287

Net income/(loss)	$24,362	$30,369	$(182,975)		$21,943	$195,425

Net income applicable to common shareholders	$18,929	$24,888	N/A		$19,827	$177,011

Earnings per basic common share
Income/(loss) from continuing operations	$1.23	$1.56	$(11.59)		$1.35	$1.16
Income/(loss) from discontinued operations	—	—	0.03		(0.15)	8.67

Earnings per basic common share	$1.23	$1.56	$(11.55)		$1.20	$9.83
Earnings per diluted common share
Income/(loss) from continuing operations	$1.23	$1.55	$(11.59)		$1.34	$1.16
Income/(loss) from discontinued operations	—	—	0.03		(0.15)	8.63

Earnings per diluted common share	$1.23	$1.55	$(11.55	)(1)	$1.20	$9.78
Weighted average number of common shares
Basic	15,348	15,952	15,837		16,474	18,002
Diluted	15,378	16,007	15,837	(1)	16,578	18,091
Other data
Total assets	$2,033,787	$1,703,330	$1,320,158		$1,759,986	$1,876,652
Long-term debt	$125,000	$—	$—		$—	$—
Shareholders’ equity	$813,312	$778,616	$747,979		$895,147	$904,856
Total employees	1,031	1,039	1,038		1,082	1,082

(1)	Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred.

N/A — Not applicable as no allocation of income was made due to loss position.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Capital Markets — The Capital Markets segment provides institutional sales, trading and research services and investment banking services. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government, and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, profits and losses from trading these securities and strategic trading opportunities. Investment banking services include management of and participation in underwritings, merger and acquisition services and public finance activities. Revenues are generated through the receipt of advisory and financing fees.

Asset Management — The Asset Management segment provides asset management services with product offerings in equity and fixed income securities to institutions and high net worth individuals through proprietary distribution channels. It generates revenues in the form of management and performance fees. The majority of our performance fees, if earned, are recognized in the fourth quarter. As part of our growth strategy, we expanded our asset management business through the acquisition of Advisory Research, Inc. (“ARI”), a Chicago-based asset management firm. The transaction closed on March 1, 2010. For more information on our acquisition of ARI, see Note 4 of the accompanying audited consolidated financial statements included in this report.

Our business is a human capital business. Accordingly, compensation and benefits comprise the largest component of our expenses, and our performance is dependent upon our ability to attract, develop and retain highly skilled employees who are motivated and committed to providing the highest quality of service and guidance to our clients.

Results for the Year Ended December 31, 2010

For the year ended December 31, 2010, we recorded net income of $24.4 million, or $1.23 per diluted common share, compared with net income of $30.4 million, or $1.55 per diluted common share, for the prior year. Net revenues for the year ended December 31, 2010 were $530.1 million, up 13.1 percent from $468.8 million reported in 2009. Increased revenues from equity financings, advisory services and asset management, driven by our acquisition of ARI, were partially offset by lower institutional brokerage revenues. For the year ended December 31, 2010, non-interest expense increased 14.6 percent to $472.4 million, compared to 2009. This increase was primarily due to higher compensation costs, charges related to restructuring the firm’s European operations and the addition of ARI, including amortization expense on customer contract intangible assets recorded in conjunction with the acquisition.

Market Data

The following table provides a summary of relevant market data over the past three years.

				2010	2009
Year Ended December 31,	2010	2009	2008	v 2009	v 2008

Dow Jones Industrials Average (a)	11,578	10,428	8,776	11.0%	18.8%
NASDAQ (a)	2,653	2,269	1,577	16.9	43.9
NYSE Average Daily Number of Shares Traded (millions of shares)	1,764	2,181	2,609	(19.1)	(16.4)
NASDAQ Average Daily Number of Shares Traded (millions of shares)	2,192	2,225	2,259	(1.5)	(1.5)
Mergers and Acquisitions (number of transactions in U.S.) (b)	8,214	8,180	9,653	0.4	(15.3)
Public Equity Offerings (number of transactions in U.S.) (c)(e)	783	776	401	0.9	93.5
Initial Public Offerings (number of transactions in U.S.) (c)	155	58	48	167.2	20.8
Managed Municipal Underwritings (number of transactions in U.S.) (d)	13,770	11,721	10,830	17.5	8.2
Managed Municipal Underwritings (value of transactions in billions in U.S.) (d)	$433.0	$409.7	$389.6	5.7	5.2
10-Year Treasuries Average Rate	3.21%	3.26%	3.67%	(1.3)	(11.2)
3-Month Treasuries Average Rate	0.14%	0.15%	1.37%	(8.9)	(89.1)

(a)	Data provided is at period end.

(b)	Source: Securities Data Corporation.

(c)	Source: Dealogic (offerings with reported market value greater than $20 million).

(d)	Source: Thomson Financial.

(e)	Number of transactions includes convertible offerings.

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

As a participant in the financial services industry, we are subject to complex and extensive regulation of our business. In recent years and following the credit crisis of 2008, legislators and regulators increased their focus on the regulation of the financial services industry, resulting in fundamental changes to the manner in which the industry is regulated and increased regulation in a number of areas. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted in 2010 bringing sweeping change to financial services regulation in the U.S. Changes in the regulatory environment in which we operate could affect our business and the competitive environment, potentially adversely.

Outlook for 2011

During 2010, market conditions continued to improve as the macroeconomic environment strengthened. Equity financing revenues improved significantly and advisory services revenues continued trending upward as the equity market showed increasing momentum, particularly in the fourth quarter. If the markets remain favorable in 2011, growth sectors of equity capital markets and advisory services should benefit. However, we are cautious about the potential for volatile periods in the capital markets in the year ahead. The municipal market environment at the end of 2010 was challenging with the increase in interest rates, the expiration of the Build America Bonds program and concerns about municipal-issuer credit quality. We anticipate that these structural headwinds in the municipal market will continue into 2011, and consequently, that volatility in this market will continue as well. In 2010, we experienced reduced equity trading volumes, resulting in lower equity institutional brokerage revenues. We expect this industry-wide trend to continue in 2011. The acquisition of ARI has added scale to our asset management business, provided a more stable revenue stream and a platform to support future organic growth.

Restructuring of European Operations

In the fourth quarter of 2010, we restructured our European operations to focus European resources on two areas: the distribution of U.S. and Asia securities to European institutional investors and merger and acquisition advisory services. As a result of the restructuring, we exited the origination and distribution of European securities and incurred a pre-tax restructuring charge of $9.3 million in 2010. This action allows us to redeploy resources to China, where we see significant opportunities.

Results of Operations

Financial Summary

The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

						As a Percentage of Net
						Revenues
	For the Year Ended					For the Year
	December 31,					Ended
				2010	2009	December 31,
(Amounts in thousands)	2010	2009	2008	v2009	v2008	2010	2009	2008

Revenues:
Investment banking	$266,386	$207,701	$159,747	28.3%	30.0%	50.3%	44.3%	48.9%
Institutional brokerage	167,954	221,117	117,201	(24.0)	88.7	31.7	47.2	35.9
Interest	51,851	40,651	50,377	27.6	(19.3)	9.8	8.7	15.5
Asset management	66,827	14,681	16,969	355.2	(13.5)	12.6	3.1	5.2
Other income	12,043	2,731	2,639	341.0	3.5	2.2	0.6	0.8

Total revenues	565,061	486,881	346,933	16.1	40.3	106.6	103.9	106.3
Interest expense	34,987	18,091	20,536	93.4	(11.9)	6.6	3.9	6.3

Net revenues	530,074	468,790	326,397	13.1	43.6	100.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	315,203	281,277	249,438	12.1	12.8	59.5	60.0	76.4
Occupancy and equipment	33,597	29,705	33,034	13.1	(10.1)	6.3	6.3	10.1
Communications	24,614	22,682	25,098	8.5	(9.6)	4.6	4.8	7.7
Floor brokerage and clearance	11,626	11,948	12,787	(2.7)	(6.6)	2.2	2.5	3.9
Marketing and business development	23,715	18,969	25,249	25.0	(24.9)	4.5	4.1	7.8
Outside services	32,120	29,657	41,212	8.3	(28.0)	6.1	6.3	12.6
Restructuring-related expense	10,863	3,572	17,865	204.1	(80.0)	2.0	0.8	5.5
Goodwill impairment	—	—	130,500	N/M	(100.0)	—	—	40.0
Other operating expenses	20,620	14,428	14,821	42.9	(2.7)	3.9	3.1	4.5

Total non-interest expenses	472,358	412,238	550,004	14.6%	(25.0)%	89.1	87.9	168.5

Income/(loss) from continuing operations before income tax expense/(benefit)	57,716	56,552	(223,607)	2.1	N/M	10.9	12.1	(68.5)
Income tax expense/(benefit)	33,354	26,183	(40,133)	27.4	N/M	6.3	5.6	(12.3)

Net income/(loss) from continuing operations	24,362	30,369	(183,474)	(19.8)	N/M	4.6	6.5	(56.2)

Discontinued operations:
Income from discontinued operations, net of tax	—	—	499	N/M	N/M	—	—	0.1

Net income/(loss)	$24,362	$30,369	$(182,975)	(19.8)	N/M	4.6%	6.5%	(56.1)%

Net income applicable to common shareholders	$18,929	$24,888	N/A	(23.9)	N/M	3.6%	5.3%	N/A

N/M — Not meaningful

N/A — Not applicable as no allocation of income was made due to loss position

For the year ended December 31, 2010, we recorded net income of $24.4 million, which included $10.2 million (after-tax) of restructuring charges. Net revenues from continuing operations in 2010 were $530.1 million, a 13.1 percent increase compared to $468.8 million in 2009. In 2010, investment banking revenues increased 28.3 percent to $266.4 million, compared with revenues of $207.7 million in 2009, driven by increased equity financing and advisory services revenues, partially offset by a decline in debt financing revenues. Institutional brokerage revenues decreased 24.0 percent to $168.0 million in 2010, from $221.1 million in 2009, due to a decline in both equity and fixed income trading revenues. In 2010, net interest income decreased 25.2 percent to $16.9 million, compared with $22.6 million in 2009. The decrease was primarily the result of interest expense on the $120 million of variable rate senior notes issued December 31, 2009 to finance a portion of the ARI acquisition. In 2010, asset management fees were $66.8 million, compared with $14.7 million in 2009. The increased revenues were attributed to the results for ARI, which we acquired on March 1, 2010. Other income for the year ended December 31, 2010 was $12.0 million, compared with $2.7 million in 2009. The change in other income was attributable to gains recorded on our firm investments and higher income associated with the forfeitures of stock-based compensation. Non-interest expenses increased to $472.4 million in 2010, from $412.2 million in 2009, due to increased compensation and benefits expenses, $10.9 million of restructuring expenses and incremental expenses related to the acquisition of ARI.

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

Consolidated Non-Interest Expenses

Compensation and Benefits - Compensation and benefits expenses, which are the largest component of our expenses, include salaries, incentive compensation, benefits, stock-based compensation, employment taxes and other employee costs. A portion of compensation expense is comprised of variable incentive arrangements, including discretionary incentive compensation, the amount of which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits. Other compensation costs, primarily base salaries and benefits, are more fixed in nature. The timing of incentive compensation payments, which generally occur in February, have a greater impact on our cash position and liquidity than is reflected in our consolidated statements of operations.

In 2010, compensation and benefits expenses increased 12.1 percent to $315.2 million from $281.3 million in 2009. This increase was due to higher base salaries and additional compensation expense from the acquisition of ARI, partially offset by a $5.0 million reversal of compensation expense associated with a performance-based restricted stock award granted to our leadership team. In the third quarter of 2010, we deemed it improbable that we will meet the performance target of this award, requiring us to reverse the previously recognized compensation expense. Compensation and benefits expenses as a percentage of net revenues were 59.5 percent for 2010, compared with 60.0 percent for 2009. Excluding the $5.0 million reversal of compensation expense, compensation and benefits expenses as a percentage of net revenues were 60.4 percent for 2010.

Compensation and benefits expenses increased 12.8 percent to $281.3 million in 2009, from $249.4 million in 2008. This increase was due to higher variable compensation costs resulting from increased net revenues and profitability, offset in part by cost savings associated with restructuring-related activities that occurred in late 2008 and early 2009. Compensation and benefits expenses as a percentage of net revenues were 60.0 percent for 2009, compared with 76.4 percent for 2008. At the end of 2008, a significant portion of our guaranteed incentive compensation matured, resulting in a compensation structure that was more variable and better aligned with profitability and revenues in 2009.

Occupancy and Equipment — Occupancy and equipment expenses were $33.6 million in 2010, compared with $29.7 million in 2009. The increase was attributable to incremental occupancy costs as we transitioned to new office space in New York City and Hong Kong.

In 2009, occupancy and equipment expenses were $29.7 million, compared with $33.0 million in 2008. The decrease was attributable to prior investments in technology and equipment becoming fully depreciated and a decrease in base rent as a result of cost saving initiatives in 2008.

Communications — Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. In 2010, communication expenses were $24.6 million, compared with $22.7 million in 2009. The increase was due to higher market data service expenses.

In 2009, communication expenses were $22.7 million, compared with $25.1 million in 2008. The decrease was attributable to reduced data communication expenses as a result of cost saving initiatives in 2008 and early 2009.

Floor Brokerage and Clearance — For the year ended 2010, floor brokerage and clearance expenses were $11.6 million, essentially flat compared with 2009.

In 2009, floor brokerage and clearance expenses decreased 6.6 percent to $11.9 million, compared with 2008, due to lower regulatory assessment fees and expenses associated with accessing electronic communications networks.

Marketing and Business Development — Marketing and business development expenses include travel and entertainment and promotional and advertising costs. In 2010, marketing and business development expenses increased 25.0 percent to $23.7 million, compared with $19.0 million in the prior year. This increase was driven by higher travel costs associated with increased investment banking activities and incremental expense from the acquisition of ARI.

In 2009, marketing and business development expenses decreased 24.9 percent to $19.0 million, compared with $25.2 million in the prior year. This decrease was due to cost saving actions taken in late 2008, as well as a decline in employee travel expenses. Additionally, in 2008 we incurred higher travel expenses associated with write-offs related to equity financings that were never completed.

Outside Services — Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees and other professional fees. In 2010, outside services expenses increased 8.3 percent to $32.1 million, compared with $29.7 million in 2009, due primarily to increased legal fees and incremental expenses from our acquisition of ARI.

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

Restructuring-Related Expense — In 2010, we recorded a pre-tax restructuring charge of $10.9 million, primarily related to restructuring the firm’s European operations, consisting of employee severance costs, charges related to leased office space and contract termination costs related to the modification of technology contracts.

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

Goodwill Impairment — During the fourth quarter of 2008, we completed our annual goodwill impairment testing, which resulted in a non-cash goodwill impairment charge of $130.5 million to our capital markets reporting unit. The charge primarily related to the goodwill resulting from our 1998 acquisition by U.S. Bancorp, which was retained when we spun off as a separate public company on December 31, 2003.

Other Operating Expenses — Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program, amortization of intangible assets and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. In 2010, other operating expenses were $20.6 million, compared with $14.4 million in 2009. This increase was primarily due to intangible amortization expense related to ARI.

In 2009, other operating expenses were $14.4 million, essentially the same as 2008.

Income Taxes — In 2010, our provision for income taxes from continuing operations was $33.4 million, an effective tax rate of 57.8 percent, compared with $26.2 million, an effective tax rate of 46.3 percent, for 2009, and compared with a benefit of $40.1 million, an effective tax rate of 18.0 percent, for 2008. Our elevated tax rate in 2010 was principally due to a $5.8 million write-off of deferred tax assets resulting from restricted stock grants that vested at share prices lower than the grant date share price and our net operating losses in the U.K. We maintain a 100 percent valuation allowance against our U.K. based deferred tax assets. Therefore, we did not recognize a tax benefit from the U.K. net operating losses.

Segment Performance

We measure financial performance by business segment. Our two reportable segments are Capital Markets and Asset Management. We determined these segments based upon the nature of the financial products and services provided to customers and the Company’s management organization. Segment pre-tax operating income or loss and segment pre-tax operating margin are used to evaluate and measure segment performance by our management team in deciding how to allocate resources and in assessing performance in relation to our competitors. Revenues and expenses directly associated with each respective segment are included in determining operating results. Other revenues and expenses that are not directly attributable to a particular segment are allocated based upon the Company’s allocation methodologies, generally based on each segment’s respective net revenues, use of shared resources, headcount or other relevant measures.

The following table provides our segment performance for the periods presented:

	For the Year Ended
	December 31,			2010	2009
(Dollars in thousands)	2010	2009	2008	v2009	v2008

Net revenues
Capital Markets	$462,867	$453,876	$310,801	2.0%	46.0%
Asset Management	67,207	14,914	15,596	350.6	(4.4)

Total net revenues	$530,074	$468,790	$326,397	13.1%	43.6%

Pre-tax operating income/(loss)
Capital Markets	$41,592	$59,310	$(222,533)	(29.9)%	N/M
Asset Management	16,124	(2,758)	(1,074)	N/M	156.8%

Total pre-tax operating income/(loss)	$57,716	$56,552	$(223,607)	2.1%	N/M

Pre-tax operating margin
Capital Markets	9.0%	13.1%	N/M
Asset Management	24.0%	N/M	N/M
Total pre-tax operating margin	10.9%	12.1%	N/M

N/M — Not meaningful

Capital Markets

	For the Year Ended
	December 31,			2010	2009
(Dollars in thousands)	2010	2009	2008	v2009	v2008

Net revenues:
Investment banking
Financing
Equities	$113,711	$81,668	$40,845	39.2%	100.0%
Debt	65,958	79,104	63,125	(16.6)	25.3
Advisory services	90,396	49,518	68,523	82.6	(27.7)

Total investment banking	270,065	210,290	172,493	28.4	21.9
Institutional sales and trading
Equities	106,206	120,488	129,867	(11.9)	(7.2)
Fixed income	79,833	117,176	6,295	(31.9)	N/M

Total institutional sales and trading	186,039	237,664	136,162	(21.7)	74.5
Other income	6,763	5,922	2,146	14.2	176.0

Total net revenues	$462,867	$453,876	$310,801	2.0%	46.0%

Pre-tax operating income/(loss)	$41,592	$59,310	$(222,533)	(29.9)%	N/M
Pre-tax operating margin	9.0%	13.1%	N/M

N/M — Not meaningful

Capital Markets net revenues increased 2.0 percent to $462.9 million in 2010, compared with $453.9 million in 2009, as increased investment banking revenues were largely offset by lower institutional sales and trading revenues.

Investment banking revenues comprise all the revenues generated through financing and advisory services activities, including derivative activities that relate to debt financing. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.

Investment banking revenues increased 28.4 percent to $270.1 million in 2010, compared with $210.3 million in 2009, driven by increased equity financing and advisory services revenues. In 2010, equity financing revenues increased to $113.7 million, compared with $81.7 million in 2009, resulting from an increase in U.S. and Asia equity underwriting activity and higher revenues per transaction driven by increased revenues derived from bookrun transactions. During 2010, we completed 96 equity financings, raising $11.9 billion in capital for our clients, compared with 79 equity financings, raising $11.8 billion in 2009. Debt financing revenues in 2010 decreased 16.6 percent to $66.0 million, compared with $79.1 million in 2009, due to a decline in the par value of completed transactions and lower revenue per transaction as we completed several large deals in 2009. In 2010, we completed 567 public finance issues with a total par value of $8.1 billion, compared with 526 public finance issues with a total par value of $10.7 billion during 2009. In 2010, advisory services revenues increased 82.6 percent to $90.4 million, compared with $49.5 million in 2009, due to a higher aggregate value of completed transactions and higher revenue per transaction, particularly relating to our U.S. advisory business. We completed 47 transactions with an aggregate enterprise value of $11.3 billion during 2010, compared with 31 transactions with an aggregate enterprise value of $3.7 billion in 2009.

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

In 2010, institutional brokerage revenues declined 21.7 percent to $186.0 million, compared with $237.7 million in 2009, driven by lower institutional brokerage revenues in both equity and fixed income products. Equity institutional brokerage revenues decreased to $106.2 million in 2010, compared with $120.5 million in 2009, mainly due to lower U.S. client volumes. Fixed income institutional brokerage revenues were $79.8 million in 2010, compared with $117.2 million in the prior-year. Fixed income institutional brokerage revenues were particularly robust in 2009 as we experienced a very favorable fixed income trading environment. During 2010, investor concerns over credit quality for municipal-issuers and volatility in interest rates led to wider credit spreads and lower client activity resulting in reduced sales and trading performance.

Other income includes gains and losses from our merchant banking activities and other firm investments, income associated with the forfeiture of stock-based compensation and interest expense related to firm funding. In 2010, other income increased to $6.8 million, compared with $5.9 million in 2009. Gains associated with our firm investments and income associated with the forfeiture of stock-based compensation were offset in part by interest expense on the $120 million of variable rate senior notes issued in December 2009 to fund a portion of the ARI acquisition.

Capital Markets segment pre-tax operating margin for 2010 was 9.0 percent, which was reduced by 2.2 percentage points due to restructuring charges, compared to 13.1 percent for 2009. Additionally, in 2010, we experienced a shift in business with investment banking contributing a higher percentage of revenues and fixed income institutional sales and trading contributing a lower percentage. Investment banking activities generally have a higher level of compensation compared to fixed income institutional sales and trading, which drove the decline in our segment pre-tax operating margin. If this mix of business continues, we anticipate continued pressure on our Capital Markets segment pre-tax operating margin.

Investment banking revenues increased 21.9 percent to $210.3 million in 2009, compared with $172.5 million in 2008 driven by significant increases in equity financing revenues in all products. In 2009, equity financing revenues increased to $81.7 million compared with $40.8 million in 2008 as the equity capital markets were essentially on hold the second half of 2008. During 2009, we completed 79 equity financings, raising $11.8 billion in capital, compared with 42 equity financings in 2008, raising $6.5 billion in capital (excluding the $19.7 billion of capital raised from the VISA initial public offering, on which we were a co-lead manager). We were the bookrunner on 33 of these transactions in 2009 compared with 11 in 2008. Debt financing revenues in 2009 increased 25.3 percent to $79.1 million due to an increase in public finance revenues. During 2009, we completed 526 public finance issues with a total par value of $10.7 billion, compared with 347 public finance issues with a total par value of $7.3 billion during 2008. In 2009, advisory services revenues decreased 27.7 percent to $49.5 million due to a decline in merger and acquisition activity. During 2009, we completed 31 transactions with an aggregate enterprise value of $3.7 billion, compared with 51 transactions with an aggregate enterprise value of $11.6 billion in 2008.

In 2009, institutional brokerage revenues increased 74.5 percent to $237.7 million, compared with $136.2 million in 2008, driven by significantly improved fixed income institutional sales and trading revenues. Equity institutional brokerage revenues decreased 7.2 percent to $120.5 million in 2009, compared with the prior year. Revenues associated with our U.S. high-touch equities business were lower due to a decline in commissions per share earned and lower volumes. Fixed income institutional brokerage revenues increased significantly to $117.2 million in 2009, compared with $6.3 million in 2008, as all fixed income products produced strong revenues. Client flow business was solid across both taxable and tax-exempt fixed income products. Additionally, our fixed income institutional brokerage results in 2009 benefited from favorable market conditions resulting in increased trading profits, including increased profits from our municipal strategic trading activities. In 2008, we recorded losses in high yield and structured products from lower commissions and trading losses, and losses in our discontinued TOB program. Market conditions for high yield corporate bonds and structured products were especially difficult in 2008.

In 2009, other income totaled $5.9 million, compared with $2.1 million in 2008. In 2009, we recorded higher income associated with the valuation of our firm investments.

Segment pre-tax operating margin for 2009 was 13.1%, compared to a negative margin in 2008 which resulted from the erosion of industry-wide market conditions in 2008 and the $130 million goodwill impairment charge taken in 2008.

Asset Management

	For the Year Ended
	December 31,			2010	2009
(Dollars in thousands)	2010	2009	2008	v2009	v2008

Net revenues:
Management fees	$58,080	$13,891	$16,969	318.1%	(18.1)%
Performance fees	8,747	790	—	N/M	N/M

Total management and performance fees	66,827	14,681	16,969	355.2	(13.5)
Other income/(loss)	380	233	(1,373)	63.1	N/M

Net revenues	$67,207	$14,914	$15,596	350.6%	(4.4)%
Pre-tax operating income/(loss)	$16,124	$(2,758)	$(1,074)	N/M	156.8%
Pre-tax operating margin	24.0%	N/M	N/M

N/M — Not meaningful

Management and performance fee revenues comprise all the revenues generated through management and investment advisory services performed for various funds and separately managed accounts. Performance fees are earned when the investment return on assets under management exceeds certain benchmark targets or other performance targets over a specified measurement period. The majority of the performance fees, if earned, are recorded in the fourth quarter of the applicable year. Management fee revenues increased 318.1 percent to $58.1 million in 2010, compared with $13.9 million in 2009, primarily due to the acquisition of ARI completed on March 1, 2010. Additionally, we recorded $8.7 million in performance fee revenues in 2010, the majority of which was earned by ARI.

Other income/loss includes gains and losses from our investments in funds and partnerships. Other income/loss was $0.4 million in 2010, compared to $0.2 million in 2009.

Operating expenses for 2010 were $51.1 million, compared to $17.7 million in 2009. The increased expense was due to the incremental expenses associated with the acquisition of ARI, which included $7.5 million of intangible amortization expense on customer contract intangible assets recorded in conjunction with the acquisition. Segment pre-tax operating margin for 2010 was 24.0 percent, compared to a negative margin for 2009.

In 2009, management and performance fee revenues decreased to $14.7 million, compared with $17.0 million in 2008, due to lower assets under management as a result of reduced asset valuations.

Other income/loss was a gain of $0.2 million in 2009, compared with a loss of $1.4 million in 2008. In 2008, the loss was due to a decline in the valuation of a fund investment.

Operating expenses for 2009 were $17.7 million in 2009, compared with $16.7 million in 2008. Segment pre-tax operating margin was negative in both 2009 and 2008.

The following table summarizes the changes in our assets under management for the years ended December 31, 2009 and 2010:

(Dollars in millions)

Assets under management:
Balance at December 31, 2008	$5,907
Net inflows/(outflows)	(188)
Net market appreciation	1,140

Balance at December 31, 2009	$6,859
Assets under management aquired in ARI acquisition	5,563
Net inflows/(outflows)	(1,862)
Net market appreciation	1,737

Balance at December 31, 2010	$12,297

Assets under management increased $5.4 billion to $12.3 billion in 2010. The increase resulted from the acquisition of ARI completed on March 1, 2010. We experienced a net outflow of $1.9 billion in customer assets under management during 2010, primarily related to one Fiduciary Asset Management, Inc. (“FAMCO”) customer choosing to reallocate a portion of their assets under management to a passive investment strategy. We believe that management fees from expected customer asset inflows in early 2011, at higher management fees, will substantially mitigate the revenue loss from these client outflows.

We experienced net market appreciation of $1.7 billion during 2010, primarily related to strong performance in small and mid-cap equity and master limited partnership (“MLP”) product offerings.

Discontinued Operations

Discontinued operations include the operating results of our Private Client Services (“PCS”) business and related restructuring costs. Our PCS retail brokerage business provided financial advice and a wide range of financial products and services to individual investors through a network of approximately 90 branch offices. The sale of the PCS branch network to UBS closed on August 11, 2006.

We recorded $0.5 million in net income in 2008 from discontinued operations. We may incur discontinued operations expense or income in future periods related to changes in estimates to occupancy restructuring charges if the facts that support our estimates change. See Note 19 to our consolidated financial statements for further discussion of our discontinued operations and restructuring activities.

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

Valuation of Financial Instruments

Financial instruments and other inventory positions owned, financial instruments and other inventory positions sold, but not yet purchased, and certain firm investments on our consolidated statements of financial condition consist of financial instruments recorded at fair value, either as required by accounting guidance or through the fair value election. Unrealized gains and losses related to these financial instruments are reflected on our consolidated statements of operations.

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. The degree of judgment used in measuring fair value of financial instruments generally correlates to the level of pricing observability. When available, we use observable market prices, observable market parameters, or broker or dealer prices (bid and ask prices) to derive the fair value of the instrument. In the case of financial instruments transacted on recognized exchanges, the observable market prices represent quotations for completed transactions from the exchange on which the financial instrument is principally traded. Bid prices represent the highest price a buyer is willing to pay for a financial instrument at a particular time. Ask prices represent the lowest price a seller is willing to accept for a financial instrument at a particular time.

A substantial percentage of the fair value of our financial instruments and other inventory positions owned, and financial instruments and other inventory positions sold, but not yet purchased, are based on observable market prices, observable market parameters, or derived from broker or dealer prices. The availability of observable market prices and pricing parameters can vary from product to product and significant management judgment does not affect the determination of fair value. Where available, observable market prices and pricing or market parameters in a product may be used to derive a price without requiring significant judgment. In certain markets, observable market prices or market parameters are not available for all products, and fair value is determined using techniques appropriate for each particular product. These techniques may involve some degree of judgment. Results from valuation models and other valuation techniques in one period may not be indicative of the future period fair value measurement.

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

Depending upon the product and terms of the transaction, the fair value of the Company’s derivative contracts can be observed or priced using models based on the net present value of estimated future cash flows. Our models generally incorporate inputs that we believe are representative of inputs other market participants would use to determine fair value of the same instruments, including contractual terms, market prices, yield curves, credit curves and measures of volatility. The valuation models are monitored over the life of the derivative product. If there are any changes in the underlying inputs, the model is updated for those new inputs.

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

The following table reflects the composition of our Level III assets and Level III liabilities by asset class:

	Level III
	December 31,	December 31,
(Dollars in thousands)	2010	2009

Assets:
Financial instruments and other inventory
positions owned:
Corporate securities:
Equity securities	$1,340	$—
Convertible securities	2,885	—
Fixed income securities	6,268	—
Municipal securities:
Tax-exempt securities	6,118	—
Short-term securities	125	17,825
Asset-backed securities	45,170	24,239
Derivative instruments	4,665	—

Total financial instruments and other inventory
positions owned:	66,571	42,064
Investments	9,682	2,240

Total assets	$76,253	$44,304

Liabilities:
Financial instruments and other inventory
positions sold, but not yet purchased:
Corporate securities:
Convertible securities	$1,777	$—
Fixed income securities	2,323	7,771
Asset-backed securities	2,115	2,154
Derivative instruments	339	—

Total financial instruments and other inventory
positions sold, but not yet purchased:	6,554	9,925
Investments	1	19

Total liabilities	$6,555	$9,944

The following table reflects activity with respect to our Level III assets and liabilities:

	Year Ended December 31,
(Dollars in thousands)	2010	2009

Assets:
Purchases/(sales), net	$18,968	$2,762
Net transfers in/(out)	966	(11,596)
Realized gains/(losses)	3,491	3,780
Unrealized gains/(losses)	8,524	2,800

Liabilities:
Purchases/(sales), net	$(6,813)	$10,405
Net transfers in/(out)	4,800	(268)
Realized gains/(losses)	(1,925)	47
Unrealized gains/(losses)	549	(606)

See Note 6 in the consolidated financial statements for additional discussion of Level III assets and liabilities.

We employ specific control processes to determine the reasonableness of the fair value of our financial instruments. Our processes are designed to ensure that the values received or internally estimated are accurately recorded and that the data inputs and the valuation techniques used are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. Individuals outside of the trading departments obtain independent fair values, as appropriate. Where a pricing model is used to determine fair value, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the valuation technique. These control processes are designed to ensure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to ensure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable.

Goodwill and Intangible Assets

We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities acquired requires certain management estimates. At December 31, 2010, we had goodwill of $322.6 million. This goodwill balance primarily consists of $152.3 million recorded in 2010 as a result of the acquisition of ARI, $44.4 million recorded in 2007 as a result of the acquisition of FAMCO, and $105.5 million as a result of the 1998 acquisition by U.S. Bancorp of our predecessor, Piper Jaffray Companies Inc., and its subsidiaries.

Under FASB Accounting Standards Codification Topic 350, “Intangibles — Goodwill and Other,” we are required to perform impairment tests of our goodwill and indefinite-life intangible assets annually and on an interim basis when certain events or circumstances exist that could indicate possible impairment. We have elected to test for goodwill impairment in the fourth quarter of each calendar year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of our reporting units based on the following factors: our market capitalization, a discounted cash flow model using revenue and profit forecasts, public market comparables and multiples of recent mergers and acquisitions of similar businesses. Valuation multiples may be based on revenues, price-to-earnings and tangible capital ratios of comparable public companies and business segments. These multiples may be adjusted to consider competitive differences including size, operating leverage and other factors. The estimated fair values of our reporting units are compared with their carrying values, which includes the allocated goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value.

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

We completed our annual goodwill impairment testing as of November 30, 2010, and no impairment was identified. We also tested the intangible assets (indefinite and definite-life) acquired as part of the FAMCO and ARI acquisitions and concluded there was no impairment.

Stock-Based Compensation

As part of our compensation to employees and directors, we use stock-based compensation, consisting of restricted stock and stock options. The Company accounts for equity awards in accordance with FASB Accounting Standards Codification Topic 718, “Compensation — Stock Compensation,” (“ASC 718”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations at grant date fair value over the service period of the award, net of estimated forfeitures. We grant shares of restricted stock to current employees as part of year-end compensation (“Annual Grants”) and as a retention tool; and to new employees as “sign-on” awards. We have also granted restricted stock awards with service conditions to key employees (“Retention Grants”), as well as restricted stock awards with performance conditions to certain executive leaders (“Performance Grants”).

Annual Grants are made each February for the prior fiscal year performance and constitute a portion of an employee’s annual incentive for the prior year. We recognize the compensation expense prior to the grant date of the award as we determined that the service inception date precedes the grant date. These grants are not subject to service requirements that employees must fulfill in exchange for the right to these awards, as the grants continue to vest after termination of employment, so long as the employee does not violate certain post-termination restrictions as set forth in the award agreements or any agreements entered into upon termination. The Annual Grants have a three-year cliff vesting period, which is the period over which post-termination restrictions apply. These post-termination restrictions do not meet the criteria for an in-substance service condition as defined by ASC 718. Accordingly, such shares of restricted stock comprising Annual Grants are expensed in the period to which those awards are deemed to be earned, which is the calendar year preceding the February grant date. If any of these awards are forfeited, the lower of the fair value at grant date or the fair value at the date of forfeiture is recorded within the consolidated statements of operations as other income.

Sign-on equity awards are issued to current employees as a retention tool and used as a recruiting tool for new employees. The majority of sign-on awards have three-year cliff vesting terms and employees must fulfill service requirements in exchange for the right to the awards. Compensation expense is amortized on a straight-line basis from the date of grant over the requisite service period. Employees forfeit unvested shares upon termination of employment and a reversal of the related compensation expense is recorded.

Retention Grants are subject to ratable vesting based upon a five-year service requirement and are amortized as compensation expense on a straight-line basis from the grant date over the requisite service period. Employees forfeit unvested retention shares upon termination of employment and a reversal of compensation expense is recorded.

Performance-based restricted stock awards granted in 2008 and 2009 vest upon achievement of a specific performance-based metric prior to May 2013. Performance Grants are amortized on a straight-line basis over the period we expect the performance target to be met. The performance condition must be met for the awards to vest and total compensation cost will be recognized only if the performance condition is satisfied. The probability that the performance conditions will be achieved and that the awards will vest is reevaluated each reporting period with changes in actual or estimated outcomes accounted for using a cumulative effect adjustment to compensation expense.

Stock-based compensation granted to our non-employee directors is in the form of unrestricted common shares of Piper Jaffray Companies stock. The stock-based compensation paid to directors is immediately expensed and is included in our results of operations as outside services expense as of the date of grant.

We granted stock options in fiscal years 2004 through 2008. The options were expensed on a straight-line basis over the required service period, based on the estimated fair value of the award on the grant date using a Black-Scholes option-pricing model. This model required management to exercise judgment with respect to certain assumptions, including the expected dividend yield, the expected volatility, and the expected life of the options. As described above pertaining to our Annual Grants of restricted shares, stock options granted to employees were expensed in the calendar year preceding the annual February grant.

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

Income Taxes

We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally, amortization of share-based compensation. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. We believe that our future taxable profits will be sufficient to recognize our U.S. and Asia subsidiary deferred tax assets. If however, our projections of future taxable profits do not materialize, we may conclude that a valuation allowance is necessary, which would impact our results of operations in that period. We have recorded a deferred tax asset valuation allowance of $8.4 million related to U.K. subsidiary net operating loss carry forwards.

We record deferred tax benefits for future tax deductions expected upon the vesting of share-based compensation. If deductions reported on our tax return for share-based compensation (i.e., the value of the share-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with ASC 718), we record the excess tax benefit as additional paid-in capital. Conversely, if deductions reported on our tax return for share-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, we offset the deficiency first to any previously recognized excess tax benefits recorded as additional paid-in capital and any remaining deficiency is recorded as income tax expense. As of December 31, 2010, we did not have any available excess tax benefits within additional paid-in capital. Approximately 680,000 shares of restricted stock vested in 2010 at values less than the grant date fair value resulting in $5.8 million of income tax expense in 2010. Approximately 1,116,000 shares vested in February 2011 at values greater than the grant date fair value resulting in $0.5 million of excess tax benefits recorded as additional paid-in capital in the first quarter in 2011.

We establish reserves for uncertain income tax positions in accordance with FASB Accounting Standards Codification Topic 740, “Income Taxes” when, it is not more likely than not that a certain position or component of a position will be ultimately upheld by the relevant taxing authorities. Significant judgment is required in evaluating uncertain tax positions. Our tax provision and related accruals include the impact of estimates for uncertain tax positions and changes to the reserves that are considered appropriate. To the extent the probable tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of change and, in turn, our results of operations.

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

The majority of our tangible assets consist of assets readily convertible into cash. Financial instruments and other inventory positions owned are stated at fair value and are generally readily marketable in most market conditions. Receivables and payables with customers and brokers and dealers usually settle within a few days. As part of our liquidity strategy, we emphasize diversification of funding sources to the extent possible and maximize our lower-cost financing alternatives. Our assets are financed by our cash flows from operations, equity capital, and other funding arrangements. The fluctuations in cash flows from financing activities are directly related to daily operating activities from our various businesses.

The following are financial instruments that are cash and cash equivalents, or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time:

	December 31,
(Dollars in thousands)	2010	2009

Cash and cash equivalents:
Cash in banks	$40,679	$30,590
Money market investments	9,923	13,352

Total cash and cash equivalents	50,602	43,942
Cash and securities segregated(1)	27,006	9,006

	$77,608	$52,948

(1)	Consists of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Piper Jaffray & Co., our U.S. broker dealer subsidiary carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of our clients.

Use of financial instruments for liquidity purposes by our regulated entities is limited by net capital requirements or would curtail many of our revenue producing activities if it reduced our net capital.

Certain market conditions can impact the liquidity of our inventory positions, requiring us to hold larger inventory positions for longer than expected or requiring us to take other actions that may adversely impact our results.

A significant component of our employees’ compensation is paid in annual discretionary incentive compensation. The timing of these incentive compensation payments, which generally are made in February, has a significant impact on our cash position and liquidity.

We currently do not pay cash dividends on our common stock and do not plan to in the foreseeable future. Additionally, we recently entered into a bank syndicated credit agreement, as described in Note 16 to our consolidated financial statements, and it includes a restrictive covenant that restricts our ability to pay cash dividends.

In 2008, our board of directors authorized the repurchase of up to $100 million in shares of our common stock through June 30, 2010. In the first half of 2010, we repurchased 893,050 shares or $30.0 million of our common stock under this authorization. In aggregate, we repurchased $68.9 million in shares of our common stock under this $100 million authorization.

Our board of directors approved a new repurchase authorization on July 28, 2010, of up to $75 million in shares of our common stock. Under this new authorization, we repurchased 624,537 shares or $17.6 million of our common stock during the third and fourth quarters of 2010. This new authorization expires on September 30, 2012.

Cash Flows

Cash and cash equivalents increased $6.7 million to $50.6 million at December 31, 2010 from December 31, 2009. Operating activities used $27.3 million of cash due to an increase in operating assets, particularly our net financial instruments and other inventory positions owned. During 2010, market conditions improved and as a result, we increased certain securities inventory balances to take advantage of opportunities in the market and to serve our clients. Investing activities in 2010 used $198.6 million of cash, the majority of which related to our acquisition of ARI. Cash of $232.7 million was provided through financing activities; primarily an increase in repurchase agreements and issuance of commercial paper, offset in part by $57.8 million utilized to repurchase common stock. Cash from financing activities was used to fund our acquisition of ARI and increased levels of securities inventory. Additionally, we entered into a bank syndicated credit agreement in late 2010, which provided $125 million in financing that was used to repay the $120.0 million in variable rate senior notes that were due on December 31, 2010.

Cash and cash equivalents decreased $5.9 million to $43.9 million at December 31, 2009 from December 31, 2008. Operating activities used $116.6 million of cash due primarily to an increase in operating assets, particularly our net financial instruments and other inventory positions owned. In 2008, we significantly decreased our inventory positions owned to reduce our market exposure. In late 2009, as the market environment improved, we began to bring our inventory to more normalized levels. Investing activities used $3.7 million of cash for the purchase of fixed assets. Cash of $113.9 million was provided through financing activities due in part to the issuance of variable rate senior notes in the amount of $120.0 million and commercial paper in the amount of $22.1 million during 2009. The additional cash provided by the issuance of variable rate senior notes and commercial paper reduced the need to enter into repurchase agreements at December 31, 2009, resulting in an $82.9 million decrease in cash inflows related to repurchase agreements. Additionally, $28.5 million was utilized to repurchase common stock.

Cash and cash equivalents decreased $100.5 million to $49.8 million at December 31, 2008 from December 31, 2007. Operating activities provided cash of $62.1 million due to cash received from a reduction in net financial instruments and other inventory positions owned as we reduced our inventory positions during 2008 to reduce our market exposure. Partially offsetting this fluctuation was our net operating loss. Investing activities used $8.7 million of cash for the payment to the former owners of FAMCO in accordance with performance conditions set forth in the purchase agreement and the purchase of fixed assets. Cash of $153.5 million was used in financing activities due in part to a $139.5 million decrease in secured financing activities and $23.8 million utilized to repurchase common stock.

Funding Sources

Short-Term Financing

Our day-to-day funding and liquidity is obtained primarily through the use of repurchase agreements, commercial paper issuance, and bank lines of credit, and is typically collateralized by our securities inventory. These funding sources are critical to our ability to finance and hold inventory, which is a necessary part of our institutional brokerage business. The majority of our inventory is very liquid and is therefore funded by overnight facilities. However, we have established and structured certain funding sources with longer maturities (i.e., our committed line and commercial paper) to mitigate changes in the liquidity of our inventory based on changing market conditions. Our funding sources are also dependant on the types of inventory counterparties are willing to accept as collateral and the number of counterparties available. We currently have a limited number of counterparties that will enter into municipal repurchase agreements. The majority of our bank lines will accept municipal inventory which helps mitigate this municipal repurchase counterparty risk. We also have established arrangements to obtain financing by another broker dealer at the end of each business day related specifically to our convertible inventory. Funding is generally obtained at rates based upon the federal funds rate and/or the London Interbank Offer Rate.

Uncommitted Lines — We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $275 million with three banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have a $100 million uncommitted unsecured facility with one of these banks. These uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. These lines are subject to approval by the respective bank each time an advance is requested and advances may be denied. We manage our relationships with the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business. At December 31, 2010, we had no advances against these lines of credit.

Committed Lines — Our committed line is a $250 million revolving secured credit facility. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co., our U.S. broker dealer subsidiary, to maintain a minimum net capital of $150 million, and the unpaid principal amount of all advances under the facility will be due on December 30, 2011. At December 31, 2010, we had $70 million in advances against our committed line of credit.

Commercial Paper Program — In 2009, we initiated a secured commercial paper program to fund a portion of our securities inventories. The maximum amount that may be issued under the program is $300 million, of which $123.6 million was outstanding at December 31, 2010. The commercial paper notes are secured by our securities inventory with maturities on the commercial paper ranging from 28 days to 270 days from date of issuance.

The following table presents the average balances outstanding for our various short-term funding sources by quarter for 2010 and 2009, respectively.

	Average Balance for the
	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,
(Dollars in millions)	2010	2010	2010	2010

Funding source:
Repurchase agreements	$259.8	$278.7	$342.3	$92.3
Securities lending	—	—	9.8	27.7
Commercial paper	106.6	58.8	46.8	31.1
Short-term bank loans	37.3	6.7	95.1	74.4

Total	$403.7	$344.2	$494.0	$225.5

	Average Balance for the
	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,
(Dollars in millions)	2009	2009	2009	2009

Funding source:
Repurchase agreements	$21.9	$30.0	$90.3	$33.7
Securities lending	27.9	3.1	—	—
Commercial paper	0.7	—	—	—
Short-term bank loans	37.1	20.8	38.0	13.6

Total	$87.6	$53.9	$128.3	$47.3

The average funding balance for the first quarter of 2010 was $225.5 million, compared with $494.0 million during the second quarter of 2010. The change in average funding balances during the first and second quarter of 2010 was driven by our acquisition of ARI at the beginning of March, higher average inventory balances in the second quarter and the annual cash incentive payout made at the end of February. The average funding balance in the third quarter of 2010 declined to $344.2 million, compared with $494.0 million during the second quarter of 2010, due to a decline in average inventory balances. The average funding balance for the fourth quarter of 2010 was $403.7 million, compared with $344.2 million in the third quarter of 2010, driven by increased inventories, specifically municipal bonds.

Three-year bank syndicated credit agreement

On December 29, 2010, we entered into a three-year bank syndicated credit agreement (“Credit Agreement”), comprised of a $100 million amortizing term loan and a $50 million revolving credit facility. SunTrust Bank is the Administrative Agent (“Agent”) for the lenders. The term loan amortizes 10% in year one, 25% in year two and 65% in year three. As of December 31, 2010, $25.0 million had been drawn on the revolving credit facility.

The Credit Agreement includes customary events of default, including failure to pay principal when due or failure to pay interest within three business days of when due, failure to comply with the covenants in the Credit Agreement and related documents, failure to pay or another event of default under other material indebtedness in an amount exceeding $5 million, bankruptcy or insolvency of the Company or any of our subsidiaries, a change in control of the Company or a failure of Piper Jaffray & Co. to extend, renew or refinance our existing $250 million committed revolving secured credit facility on substantially the same terms as the existing committed facility. If there is any event of default under the Credit Agreement, the Agent may declare the entire principal and any accrued interest on the loans under the Credit Agreement to be due and payable and exercise other customary remedies.

The Credit Agreement includes covenants that, among other things, limit our leverage ratio, require maintenance of certain levels of cash and regulatory net capital, require our asset management segment to achieve minimum earnings before interest, taxes, depreciation and amortization, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. With respect to the net capital covenant, our

U.S. broker dealer subsidiary is required to maintain minimum net capital of $160 million. At December 31, 2010, we were in compliance with all covenants.

Variable rate senior notes

On December 31, 2009, we issued variable rate senior notes (“Notes”) in the amount of $120 million. The initial holders of the Notes were entities advised by Pacific Investment Management Company LLC (“PIMCO”). The unpaid principal and interest amount of the Notes were paid off in full on December 31, 2010 from the proceeds of the Credit Agreement.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments. The following table summarizes the contractual amounts at December 31, 2010, in total and by remaining maturity. Excluded from the table are a number of obligations recorded in the consolidated statements of financial condition that generally are short-term in nature, including secured financing transactions, trading liabilities, short-term borrowings and other payables and accrued liabilities.

		2012	2014	2016
		through	through	and
	2011	2013	2015	thereafter	Total
(Dollars in millions)

Operating lease obligations	$17.1	$31.3	$20.0	$26.4	$94.8
Purchase commitments	10.3	13.0	0.1	—	23.4
Investment commitments (a)	—	—	—	—	2.6
Loan commitments (b)	—	—	—	—	—
FAMCO contingent consideration (c)	0.9	—	—	—	0.9
Bank syndicated credit agreement	10.0	90.0	—	—	100.0

(a)	The investment commitments have no specified call dates; however, the investment period for these funds is through 2016. The timing of capital calls is based on market conditions and investment opportunities.

(b)	We commit to merchant banking financing for our clients or make commitments to underwrite debt. We are unable to estimate the timing on the funding of these commitments.

(c)	The acquisition of FAMCO included the potential for additional cash consideration to be paid in the form of three annual payments (related to 2008, 2009 and 2010) contingent upon revenue exceeding certain revenue run-rate thresholds. The amount of the three annual payments (assuming the revenue run-rate threshold has been met) will be equal to a percentage of earnings before income taxes, depreciation and amortization for the previous year. We made payments of additional cash consideration of $6.3 million in 2008, $4.2 million related to 2009, and $4.5 million related to 2010. Additionally, we have accrued $0.9 million for a final true-up payment anticipated to be made related to 2010.

Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Purchase commitments with variable pricing provisions are included in the table based on the minimum contractual amounts. Certain purchase commitments contain termination or renewal provisions. The table reflects the minimum contractual amounts likely to be paid under these agreements assuming the contracts are not terminated.

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2010, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $9.5 million of unrecognized tax benefits have been excluded from the contractual obligation table above. See Note 26 to the consolidated financial statements for a discussion of income taxes.

Capital Requirements

As a registered broker dealer and member firm of FINRA, our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. We also are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. At December 31, 2010, our net capital under the SEC’s Uniform Net Capital Rule was $189.5 million, and exceeded the minimum net capital required under the SEC rule by $188.3 million.

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

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes our off-balance-sheet arrangements at December 31, 2010 and 2009:

						Total
	Expiration Per Period at December 31, 2010					Contractual Amount
			2013-	2015-		December 31,
	2011	2012	2014	2016	Later	2010	2009
(Dollars in thousands)

Customer matched-book derivative contracts(1)(2)	$—	$—	$154,745	$147,400	$6,203,087	$6,505,232	$6,795,186
Trading securities derivative contracts(2)	—	—	—	—	192,250	192,250	234,500
Credit default swap index contracts(2)	—	—	—	200,000	—	200,000	—
Foreign currency forward contracts(2)	16,645	—	—	—	—	16,645	—
Loan commitments	—	—	—	—	—	—	5,000
Private equity and other principal investments	—	—	—	—	—	2,618	3,652

(1)	Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with two major financial institutions, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $267.8 million at December 31, 2010) who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contracts could become material, exposing us to the credit risk of these counterparties. At December 31, 2010, we had $22.0 million of credit exposure with these counterparties, including $11.4 million of credit exposure with one counterparty.

(2)	We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At December 31, 2010 and 2009, the net fair value of these derivative contracts approximated $29.3 million and $14.1 million, respectively.

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

Loan Commitments

We may commit to merchant banking financing for our clients or make commitments to underwrite corporate debt. We had no loan commitments outstanding at December 31, 2010.

Private Equity and Other Principal Investments

As of December 31, 2010, we have investments in various entities, typically partnerships or limited liability companies, established for the purpose of investing in equity and debt securities of public and private companies. We commit capital or act as the managing partner of these entities. Some of these entities are deemed to be variable interest entities. For a complete discussion of our activities related to these types of entities, see Note 8, “Variable Interest Entities,” to our consolidated financial statements.

We have committed capital to certain entities and these commitments have no specified call dates. We had $2.6 million of commitments outstanding at December 31, 2010.

Other Off-Balance Sheet Exposure

Our other types of off-balance-sheet arrangements include contractual commitments. For a discussion of our activities related to these off-balance sheet arrangements, see Note 18, “Contingencies and Commitments,” to our consolidated financial statements.

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

Risk management techniques, processes and strategies may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, and any risk management failures could expose us to material unanticipated losses.

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

Equity Price Risk — Equity price risk represents the potential loss in value due to adverse changes in the level or volatility of equity prices. We are exposed to equity price risk through our trading activities in the U.S. market on both listed and over-the-counter equity markets. We attempt to reduce the risk of loss inherent in our market-making and in our inventory of equity securities by establishing limits on the notional level of our inventory and by managing net position levels within those limits.

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

We use a Monte Carlo simulation methodology for VaR calculations. We believe this methodology provides VaR results that properly reflect the risk profile of all our instruments, including those that contain optionality, and also accurately models correlation movements among all of our asset classes. In addition, it provides improved tail results as there are no assumptions of distribution, and can provide additional insight for scenario shock analysis.

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

	At December 31,
	2010	2009
(Dollars in thousands)

Interest Rate Risk	$810	$1,147
Equity Price Risk	40	68
Diversification Effect(1)	(47)	(74)

Total Value-at-Risk	$803	$1,141

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the years ended December 31, 2010 and 2009, respectively.

	For the Year Ended December 31, 2010
(Dollars in thousands)	High	Low	Average

Interest Rate Risk	$4,359	$178	$1,451
Equity Price Risk	3,414	27	220
Diversification Effect(1)			(238)
Total Value-at-Risk	$4,227	$165	$1,433

	For the Year Ended December 31, 2009
(Dollars in thousands)	High	Low	Average

Interest Rate Risk	$2,947	$531	$1,397
Equity Price Risk	951	21	221
Diversification Effect(1)			(252)
Total Value-at-Risk	$2,937	$513	$1,366

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses incurred on a single day exceeded our one-day VaR on 12 occasions during 2010.

The aggregate VaR as of December 31, 2010 was lower compared to levels reported as of December 31, 2009. Although end of year inventory levels are slightly higher from those reported for the previous year, current inventories are made up of lower VaR assets.

In addition to VaR, we also employ additional measures to monitor and manage market risk exposure including the following: net market position, duration exposure, option sensitivities, and inventory turnover. All metrics are aggregated by asset concentration and are used for monitoring limits and exception approvals.

Liquidity Risk

Market risk can be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. Depending on the specific security, the structure of the financial product, and/or overall market conditions, we may be forced to hold a security for substantially longer than we had planned. Our inventory positions subject us to potential financial losses from the reduction in value of illiquid positions.

We are also exposed to liquidity risk in our day-to-day funding activities. We have a relatively low leverage ratio of 2.50 as of December 31, 2010. We calculate our leverage ratio by dividing total assets by total shareholders’ equity. We manage liquidity risk by diversifying our funding sources across products and among individual counterparties within those products. For example, our treasury department actively manages the use of a committed bank line, repurchase agreements, securities lending arrangements, commercial paper issuance and secured and unsecured bank borrowings each day depending on pricing, availability of funding, available collateral and lending parameters from any one of these sources.

In addition to managing our capital and funding, the treasury department oversees the management of net interest income risk and the overall use of our capital, funding, and balance sheet.

We currently act as the remarketing agent for approximately $5.6 billion of variable rate demand notes, all of which have a financial institution providing a liquidity guarantee. At certain times, demand from buyers of variable rate demand notes is less than the supply generated by sellers of these instruments. In times of supply and demand imbalance, we may (but are not obligated to) facilitate liquidity by purchasing variable rate demand notes from sellers for our own account. Our liquidity risk related to variable rate demand notes is ultimately mitigated by our ability to tender these securities back to the financial institution providing the liquidity guarantee.

Credit Risk

Credit risk in our business arises from potential non-performance by counterparties, customers, borrowers or issuers of securities we hold in our trading inventory. The global credit crisis also has created increased credit risk, particularly counterparty risk, as the interconnectedness of the financial markets has caused market participants to be impacted by systemic pressure, or contagion, that results from the failure or potential failure of market participants.

We have concentrated counterparty credit exposure with six non-publicly rated entities totaling $22.0 million at December 31, 2010. This counterparty credit exposure is part of our derivative program, consisting primarily of interest rate swaps. One derivative counterparty represents 51.8 percent, or $11.4 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee.

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

Credit exposure associated with our merchant banking debt investments is monitored regularly by our financial risk committee. Merchant banking debt investments that have been funded are recorded in other assets at amortized cost on the consolidated statements of financial condition. At December 31, 2010, we had two funded merchant banking debt investments totaling $11.7 million.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2010.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of Piper Jaffray Companies included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2010. Their report, which expresses an unqualified opinion on the effectiveness of Piper Jaffray Companies’ internal control over financial reporting as of December 31, 2010, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Piper Jaffray Companies

We have audited Piper Jaffray Companies’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Piper Jaffray Companies’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Piper Jaffray Companies maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Piper Jaffray Companies and our report dated February 28, 2011, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Minneapolis, Minnesota
February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Piper Jaffray Companies

We have audited the accompanying consolidated statements of financial condition of Piper Jaffray Companies (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Piper Jaffray Companies at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Piper Jaffray Companies’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 28, 2011

Piper Jaffray Companies

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2010	2009
(Amounts in thousands, except share data)

Assets
Cash and cash equivalents	$50,602	$43,942
Cash and cash equivalents segregated for regulatory purposes	27,006	9,006
Receivables:
Customers	42,955	71,859
Brokers, dealers and clearing organizations	188,798	262,061
Securities purchased under agreements to resell	258,997	149,682
Financial instruments and other inventory positions owned	358,344	587,323
Financial instruments and other inventory positions owned and pledged as collateral	515,806	212,666

Total financial instruments and other inventory positions owned	874,150	799,989
Fixed assets (net of accumulated depreciation and amortization of $57,777 and $59,563, respectively)	21,477	16,596
Goodwill	322,594	164,625
Intangible assets (net of accumulated amortization of $18,232 and $10,686, respectively)	59,580	12,067
Other receivables	54,098	33,868
Other assets	133,530	139,635

Total assets	$2,033,787	$1,703,330

Liabilities and Shareholders’ Equity
Short-term financing	$193,589	$90,079
Long-term financing	125,000	—
Variable rate senior notes	—	120,000
Payables:
Customers	51,814	48,179
Brokers, dealers and clearing organizations	18,519	71,818
Securities sold under agreements to repurchase	239,880	36,134
Financial instruments and other inventory positions sold, but not yet purchased	365,747	335,795
Accrued compensation	147,729	157,022
Other liabilities and accrued expenses	78,197	65,687

Total liabilities	1,220,475	924,714
Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at December 31, 2010 and December 31, 2009;
Shares issued: 19,509,813 at December 31, 2010 and 19,504,948 at December 31, 2009;
Shares outstanding: 14,652,665 at December 31, 2010 and 15,633,690 at December 31, 2009	195	195
Additional paid-in capital	836,152	803,553
Retained earnings	179,555	155,193
Less common stock held in treasury, at cost: 4,857,148 shares at December 31, 2010 and 3,871,258 shares at December 31, 2009	(203,317)	(181,443)
Other comprehensive income	727	1,118

Total shareholders’ equity	813,312	778,616

Total liabilities and shareholders’ equity	$2,033,787	$1,703,330

See Notes to Consolidated Financial Statements

Piper Jaffray Companies

Consolidated Statements of Operations

	Year Ended December 31,
(Amounts in thousands, except per share data)	2010	2009	2008

Revenues:
Investment banking	$266,386	$207,701	$159,747
Institutional brokerage	167,954	221,117	117,201
Interest	51,851	40,651	50,377
Asset management	66,827	14,681	16,969
Other income	12,043	2,731	2,639

Total revenues	565,061	486,881	346,933
Interest expense	34,987	18,091	20,536

Net revenues	530,074	468,790	326,397

Non-interest expenses:
Compensation and benefits	315,203	281,277	249,438
Occupancy and equipment	33,597	29,705	33,034
Communications	24,614	22,682	25,098
Floor brokerage and clearance	11,626	11,948	12,787
Marketing and business development	23,715	18,969	25,249
Outside services	32,120	29,657	41,212
Restructuring-related expenses	10,863	3,572	17,865
Goodwill impairment	—	—	130,500
Other operating expenses	20,620	14,428	14,821

Total non-interest expenses	472,358	412,238	550,004

Income/(loss) from continuing operations before income tax expense/(benefit)	57,716	56,552	(223,607)
Income tax expense/(benefit)	33,354	26,183	(40,133)

Net income/(loss) from continuing operations	24,362	30,369	(183,474)

Discontinued operations:
Income from discontinued operations, net of tax	—	—	499

Net income/(loss)	$24,362	$30,369	$(182,975)

Net income applicable to common shareholders	$18,929	$24,888	N/A

Earnings per basic common share
Income/(loss) from continuing operations	$1.23	$1.56	$(11.59)
Income from discontinued operations	—	—	0.03

Earnings per basic common share	$1.23	$1.56	$(11.55)
Earnings per diluted common share
Income/(loss) from continuing operations	$1.23	$1.55	$(11.59)
Income from discontinued operations	—	—	0.03

Earnings per diluted common share	$1.23	$1.55	$(11.55	)(1)
Weighted average number of common shares outstanding
Basic	15,348	15,952	15,837
Diluted	15,378	16,007	15,837	(1)

(1)	Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred.

N/A — Not applicable as no allocation of income was made due to loss position.

See Notes to Consolidated Financial Statements

Piper Jaffray Companies

Consolidated Statements of Changes in Shareholders’ Equity

	Common		Additional			Other	Total
	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders’
	Outstanding	Stock	Capital	Earnings	Stock	Income/(Loss)	Equity
(Amounts in thousands, except share amounts)

Balance at December 31, 2007	15,662,835	$195	$780,394	$307,799	$(194,461)	$1,220	$895,147
Net loss	—	—	—	(182,975)	—	—	(182,975)
Amortization/issuance of restricted stock	—	—	55,702	—	—	—	55,702
Amortization/issuance of stock options	—	—	1,832	—	—	—	1,832
Adjustment to unrecognized pension cost, net of tax	—	—	—	—	—	220	220
Foreign currency translation adjustment	—	—	—	—	—	(2,903)	(2,903)
Repurchase of common stock	(444,225)	—	—	—	(14,990)	—	(14,990)
Reissuance of treasury shares	461,823	—	(29,833)	—	25,516	—	(4,317)
Shares reserved to meet deferred compensation obligations	4,000	—	263	—	—	—	263

Balance at December 31, 2008	15,684,433	$195	$808,358	$124,824	$(183,935)	$(1,463)	$747,979
Net income	—	—	—	30,369	—	—	30,369
Amortization/issuance of restricted stock	—	—	7,402	—	—	—	7,402
Amortization/issuance of stock options	—	—	25	—	—	—	25
Adjustment to unrecognized pension cost, net of tax	—	—	—	—	—	1,003	1,003
Foreign currency translation adjustment	—	—	—	—	—	1,578	1,578
Repurchase of common stock	(522,694)	—	—	—	(23,908)	—	(23,908)
Reissuance of treasury shares	465,491	—	(12,550)	—	26,400	—	13,850
Shares reserved to meet deferred compensation obligations	6,460	—	318	—	—	—	318

Balance at December 31, 2009	15,633,690	$195	$803,553	$155,193	$(181,443)	$1,118	$778,616
Net income	—	—	—	24,362	—	—	24,362
Issuance of restricted stock as deal consideration for Advisory Research, Inc.	—	—	31,822	—	—	—	31,822
Amortization/issuance of restricted stock	—	—	32,690	—	—	—	32,690
Adjustment to unrecognized pension cost, net of tax	—	—	—	—	—	(26)	(26)
Foreign currency translation adjustment	—	—	—	—	—	(365)	(365)
Repurchase of common stock	(1,517,587)	—	—	—	(47,610)	—	(47,610)
Reissuance of treasury shares	528,697	—	(32,213)	—	25,736	—	(6,477)
Shares reserved to meet deferred compensation obligations	7,865	—	300	—	—	—	300

Balance at December 31, 2010	14,652,665	$195	$836,152	$179,555	$(203,317)	$727	$813,312

See Notes to Consolidated Financial Statements

Piper Jaffray Companies

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
(Dollars in thousands)

Operating Activities:
Net income/(loss)	$24,362	$30,369	$(182,975)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	7,204	7,214	8,952
Deferred income taxes	17,878	7,362	(5,824)
Stock-based compensation	31,268	41,212	21,331
Amortization of intangible assets	7,546	2,456	2,621
Amortization of forgivable loans	7,679	5,272	7,022
Goodwill impairment	—	—	130,500
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	(18,000)	10,999	(20,005)
Receivables:
Customers	28,885	(34,705)	87,231
Brokers, dealers and clearing organizations	73,263	(111,622)	(32,622)
Securities purchased under agreements to resell	(109,315)	(84,445)	(12,306)
Securitized municipal tender option bonds	—	84,586	(35,060)
Net financial instruments and other inventory positions owned	(44,200)	(114,470)	216,670
Other receivables	(19,108)	(2,006)	(6,493)
Other assets	(7,915)	34,634	(26,895)
Increase/(decrease) in operating liabilities:
Payables:
Customers	3,690	14,005	(57,171)
Brokers, dealers and clearing organizations	(27,607)	38,324	(17,396)
Securities sold under agreements to repurchase	(7,718)	12,683	(1,372)
Tender option bond trust certificates	—	(87,982)	39,463
Accrued compensation	(4,023)	47,117	(46,959)
Other liabilities and accrued expenses	8,859	(17,571)	(6,594)

Net cash provided by/(used in) operating activities	(27,252)	(116,568)	62,118

Investing Activities:
Business acquisitions, net of cash acquired	(186,853)	—	(6,278)
Purchases of fixed assets, net	(11,762)	(3,652)	(2,390)

Net cash used in investing activities	(198,615)	(3,652)	(8,668)

Financing Activities:
Increase/(decrease) in securities loaned	(25,988)	25,988	—
Increase/(decrease) in securities sold under agreements to repurchase	211,464	(82,921)	(139,458)
Increase in short-term financing, net of issuance costs	103,231	81,079	9,000
Increase in long-term financing, net of issuance costs	121,703	—	—
Issuance/(repayment) of variable rate senior notes	(120,000)	120,000	—
Repurchase of common stock	(57,819)	(28,499)	(23,834)
Excess/(reduced) tax benefits from stock-based compensation	—	(2,941)	786
Proceeds from stock option transactions	98	1,206	36

Net cash provided by/(used in) financing activities	232,689	113,912	(153,470)

Currency adjustment:
Effect of exchange rate changes on cash	(162)	402	(480)

Net increase/(decrease) in cash and cash equivalents	6,660	(5,906)	(100,500)
Cash and cash equivalents at beginning of period	43,942	49,848	150,348

Cash and cash equivalents at end of period	$50,602	$43,942	$49,848

Supplemental disclosure of cash flow information -
Cash paid/(received) during the period for:
Interest	$35,620	$10,394	$20,989
Income taxes	$5,388	$(15,233)	$(4,778)
Non-cash investing activities -
Issuance of restricted common stock for acquisition of Advisory Research, Inc.:
893,105 shares for the year ended December 31, 2010	$31,822	$—	$—
Non-cash financing activities -
Issuance of common stock for retirement plan obligations:
81,696 shares, 134,700 shares and 90,140 shares for the years ended December 31, 2010,
2009 and 2008, respectively	$3,634	$3,756	$3,704
Issuance of restricted common stock for annual equity award:
699,673 shares, 585,198 shares and 1,237,756 shares for the years ended December 31, 2010,
2009 and 2008, respectively	$31,121	$16,331	$50,859

See Notes to Consolidated Financial Statements

Piper Jaffray Companies

Notes to the Consolidated Financial Statements

Note 1	Background

Piper Jaffray Companies is the parent company of Piper Jaffray & Co. (“Piper Jaffray”), a securities broker dealer and investment banking firm; Piper Jaffray Asia Holdings Limited, an entity providing investment banking services in China headquartered in Hong Kong; Piper Jaffray Ltd., a firm providing securities brokerage and mergers and acquisitions services in Europe headquartered in London, England; Advisory Research, Inc. (“ARI”) and Fiduciary Asset Management, Inc. (“FAMCO”), entities providing asset management services to separately managed accounts, closed end funds and partnerships; Piper Jaffray Financial Products Inc., Piper Jaffray Financial Products II Inc. and Piper Jaffray Financial Products III Inc., entities that facilitate derivative transactions; and other immaterial subsidiaries. Piper Jaffray Companies and its subsidiaries (collectively, the “Company”) operate in two reporting segments: Capital Markets and Asset Management. A summary of the activities of each of the Company’s business segments is as follows:

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

Asset Management

The Asset Management segment provides asset management services and product offerings in equity and fixed income securities to institutional and high net worth individuals through proprietary distribution channels. Revenues are generated in the form of management fees and performance fees. The majority of the Company’s performance fees, if earned, are recognized in the fourth quarter.

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

Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right or power to make decisions about or direct the entity’s activities that most significantly impact the entity’s economic performance. Voting interest entities, where we have a majority interest, are consolidated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 810, “Consolidations” (“ASC 810”). ASC 810 states that the usual condition for a controlling financial interest in an entity is ownership of a majority voting interest. Accordingly, the Company consolidates voting interest entities in which it has all, or a majority of, the voting interests.

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

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of origination.

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

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

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

Fair Value of Financial Instruments

Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased on our consolidated statements of financial condition consist of financial instruments recorded at fair value. Unrealized gains and losses related to these financial instruments are reflected in the consolidated statements of operations. Securities (both long and short) are recognized on a trade-date basis. Additionally, certain of the Company’s investments recorded in other assets on the consolidated statements of financial condition are recorded at fair value, either as required by accounting guidance or through the fair value election.

Fair Value Hierarchy — FASB Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) provides a definition of fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect management’s assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the transparency of inputs as follows:

Level I — Quoted prices (unadjusted) are available in active markets for identical assets or liabilities as of the report date. A quoted price for an identical asset or liability in an active market provides the most reliable fair value measurement because it is directly observable to the market. The type of financial instruments included in Level I are highly liquid instruments with quoted prices such as equities listed in active markets, U.S. treasury bonds, money market securities and certain exchange traded firm investments.

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the report date. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Instruments which are generally included in this category are

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

certain non-exchange traded equities, U.S. government agency securities, certain corporate bonds, certain municipal securities, certain asset-backed securities, certain convertible securities and certain derivatives.

Level III — Instruments that have little to no pricing observability as of the report date. These financial instruments may not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments included in this category generally include certain non-exchange traded equities, certain asset-backed securities, certain municipal securities, certain firm investments, certain convertible securities, certain corporate bonds and certain derivative instruments.

Valuation Of Financial Instruments — The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date (the exit price). When available, the Company values financial instruments at observable market prices, observable market parameters, or broker or dealer prices (bid and ask prices). In the case of financial instruments transacted on recognized exchanges, the observable market prices represent quotations for completed transactions from the exchange on which the financial instrument is principally traded.

A substantial percentage of the fair value of the Company’s financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased, are based on observable market prices, observable market parameters, or derived from broker or dealer prices. The availability of observable market prices and pricing parameters can vary from product to product. Where available, observable market prices and pricing or market parameters in a product may be used to derive a price without requiring significant judgment. In certain markets, observable market prices or market parameters are not available for all products, and fair value is determined using techniques appropriate for each particular product. These techniques involve some degree of judgment. Results from valuation models and other techniques in one period may not be indicative of future period fair value measurement.

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

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

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

Goodwill and Intangible Assets

Goodwill represents the fair value of the consideration transferred in excess of the fair value of identifiable net assets at the acquisition date. The recoverability of goodwill is evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amount. The evaluation includes assessing the estimated fair value of the Company’s reporting units based on market prices for similar assets, where available, the Company’s market capitalization and the present value of the estimated future cash flows associated with each reporting unit. The Company completed its annual assessment of goodwill as of November 30, 2010, and no impairment was identified.

Intangible assets with determinable lives consist of asset management contractual relationships, non-compete agreements and certain trade names and trademarks that are amortized over their estimated useful lives ranging from three to ten years. The indefinite-life intangible asset consists of the ARI trade name. It is not amortized and is evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amount.

Other Receivables

Other receivables include management fees receivable, accrued interest and loans made to revenue-producing employees, typically in connection with their recruitment. Employee loans are forgiven based on continued employment and are amortized to compensation and benefits expenses using the straight-line method over the respective terms of the loans, which generally range up to three years.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Other Assets

Other assets include net deferred tax assets, prepaid expenses and proprietary investments. The Company’s investments include direct equity investments in public companies, investments in private companies and partnerships, warrants of public or private companies, private company debt and investments to fund deferred compensation liabilities. The Company’s direct equity investments in public companies are valued based on quoted prices on active markets. Investments in private companies or partnerships are accounted for on the equity method or at cost, as appropriate. Company-owned warrants with a cashless exercise option are valued at fair value, while warrants without a cashless exercise option are valued at cost. Private company debt investments are recorded at amortized cost, net of any unamortized premium or discount. The Company has elected to measure a selected eligible investment in a private company at fair value in accordance with the fair value option.

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

Asset Management — Asset management fees include revenues the Company receives in connection with management and investment advisory services performed for separately managed accounts and various funds. These fees are recognized in the period in which services are provided. Fees are defined in client contracts as either fixed or based on a percentage of portfolio assets under management and may include performance fees. Performance fees are earned when the investment return on assets under management exceeds certain benchmark targets or other performance targets over a specified measurement period (monthly, quarterly or annually). Performance fees, if earned, are recognized at the end of the specified measurement period.

Interest Revenue and Expense — The Company nets interest expense within net revenues to mitigate the effects of fluctuations in interest rates on the Company’s consolidated statements of operations. The Company recognizes contractual interest on financial instruments owned and financial instruments sold, but not yet purchased, on an accrual basis as a component of interest revenue and expense. The Company accounts for interest related to its short-term and long-term financings and its variable rate senior notes on an accrual basis with related interest recorded as interest expense. In addition, the Company recognizes interest revenue related to our securities borrowed and securities purchased under agreements to resell activities and interest expense related to our securities loaned and securities sold under agreements to repurchase activities on an accrual basis.

Stock-based Compensation

FASB Accounting Standards Codification Topic 718, “Compensation — Stock Compensation,” (“ASC 718”), requires all stock-based compensation to be expensed in the consolidated statement of operations at grant date fair value. Expense related to share-based awards that do not require future service are recognized in the year in which the awards were deemed to be earned. Share-based awards that require future service are amortized over the relevant service period net of estimated forfeitures.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Income Taxes

The Company files a consolidated U.S. federal income tax return, which includes all of its qualifying subsidiaries. The Company is also subject to income taxes in various states and municipalities and those foreign jurisdictions in which we operate. Income tax expense is recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial statement purposes, using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset will not be realized. Tax reserves for uncertain tax positions are recorded in accordance with FASB Accounting Standards Codification Topic 740, “Income Taxes,” (“ASC 740”).

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

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the earnings allocation in the earnings per share calculation under the two-class method. The Company grants restricted stock as part of its share-based compensation program. Recipients of restricted stock are entitled to receive nonforfeitable dividends during the vesting period, therefore, meeting the definition of a participating security.

Foreign Currency Translation

The Company consolidates foreign subsidiaries which have designated their local currency as their functional currency. Assets and liabilities of these foreign subsidiaries are translated at year-end rates of exchange. In accordance with FASB Accounting Standards Codification Topic 830, “Foreign Currency Matters,” (“ASC 830”), gains or losses resulting from translating foreign currency financial statements are reflected in other comprehensive income, a separate component of shareholders’ equity. Gains or losses resulting from foreign currency transactions are included in net income.

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

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

are applied to both retrospective and prospective transfers. The adoption of ASC 860 did not have an impact on the Company’s consolidated financial statements.

Consolidation of Variable Interest Entities

In June 2009, the FASB updated the accounting standard related to the consolidation of VIEs. The standard requires, among other things, a qualitative rather than quantitative analysis to determine the primary beneficiary (“PB”) of the VIE, continuous assessments of whether the entity is the PB of the VIE, and enhanced disclosures about involvement with VIEs. This standard was effective for the Company January 1, 2010 and is applicable to all entities with which the enterprise has involvement, regardless of when that involvement arose. The adoption of the new standard did not have an impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-10, which addresses the application of the amendments to VIE consolidation described above for reporting entities in the asset management industry by deferring the effective date of the standard’s new recognition and measurement requirements for certain investment funds. However, the standard’s new disclosure requirements will continue to apply to all entities. ASU 2010-10 was effective for the Company January 1, 2010. The adoption of this standard led to the deferral of the application of the updated consolidation guidance in ASC 810 to certain of the Company’s investment funds within the scope of ASU 2010-10.

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

Note 4	Acquisition of Advisory Research, Inc.

On March 1, 2010, the Company completed the purchase of ARI, an asset management firm based in Chicago, Illinois. The purchase was completed pursuant to the securities purchase agreement dated December 20, 2009. The fair value as of the acquisition date was $212.1 million, consisting of $180.3 million in cash and 893,105 shares (881,846 of which vest in four equal installments over the next four years) of the Company’s common stock valued at $31.8 million. The fair value of the 881,846 shares of common stock with vesting restrictions was determined using the market price of the Company’s common stock on the date of the acquisition discounted for the liquidity restrictions in accordance with the valuation principles of ASC 820. The vesting provisions of these 881,846 shares are principally time-based, but also include certain post-termination restrictions. The remaining 11,259 shares have no vesting restrictions and the fair value was determined using the market price of the Company’s common stock on the date of the acquisition. A portion of the purchase price payable in cash was funded by proceeds from the issuance of variable rate senior notes (“Notes”) in the amount of $120 million pursuant to the note purchase agreement (“Note Purchase Agreement”) dated December 31, 2009 with certain entities advised by Pacific Investment Management Company LLC (“PIMCO”) and discussed further in Note 16 to our consolidated financial statements.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

The acquisition was accounted for under the acquisition method of accounting in accordance with FASB Accounting Standards Codification Topic 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. The Company recorded $152.3 million of goodwill as an asset in the consolidated statement of financial condition, which is expected to be deductible for income tax purposes. In management’s opinion, the goodwill represents the reputation and expertise of ARI in the asset management business.

Identifiable intangible assets purchased by the Company consisted of customer relationships and the ARI trade name with acquisition-date fair values of $52.2 million and $2.9 million, respectively. Acquisition costs of $1.5 million were incurred in the fourth quarter of 2009 and $254,000 of acquisition costs were incurred in the year ended December 31, 2010, and are included in outside services on the consolidated statements of operations.

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

ARI’s results of operations have been included in the consolidated Company’s financial statements prospectively beginning on the date of acquisition. Since the date of acquisition, ARI had net revenues of $48.6 million and net income of $9.8 million.

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

(Dollars in thousands)	2010	2009	2008

Net revenues	$538,119	$516,499	$372,344
Net income	$26,109	$39,544	$(175,067)

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Note 5	Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased were as follows:

	December 31,	December 31,
(Dollars in thousands)	2010	2009
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$18,089	$3,070
Convertible securities	37,290	75,295
Fixed income securities	58,591	112,825
Municipal securities:
Taxable securities	295,439	151,144
Tax-exempt securities	137,340	147,809
Short-term securities	48,830	25,204
Asset-backed securities	88,922	70,425
U.S. government agency securities	153,739	125,576
U.S. government securities	6,569	70,111
Derivative contracts	29,341	18,530

	$874,150	$799,989

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$23,651	$26,474
Convertible securities	8,320	3,678
Fixed income securities	17,965	122,339
Asset-backed securities	12,425	8,937
U.S. government agency securities	52,934	67,001
U.S. government securities	250,452	102,911
Derivative contracts	—	4,455

	$365,747	$335,795

At December 31, 2010 and 2009, financial instruments and other inventory positions owned in the amount of $515.8 million and $212.7 million, respectively, had been pledged as collateral for the Company’s repurchase agreements, secured borrowings and securities loaned.

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

Trading securities derivatives:  The Company enters into interest rate derivative contracts to hedge interest rate and market value risks associated with its fixed income securities. The instruments use interest rates based upon either the Municipal Market Data (“MMD”) index, LIBOR or the SIFMA index. The Company also enters into credit default swap index contracts to hedge credit risk associated with its taxable fixed income securities.

Firm Investments:  The Company enters into foreign currency forward contracts to manage the currency exposure related to its non-U.S. dollar denominated firm investments.

The following table presents the total absolute notional contract amount associated with the Company’s outstanding derivative instruments:

(Dollars in thousands)
Transaction Type or		December 31,	December 31,
Hedged Security	Derivative Category	2010	2009
Customer matched-book	Interest rate derivative contract	$6,505,232	$6,795,186
Trading securities	Interest rate derivative contract	192,250	234,500
Trading securities	Credit default swap index contract	200,000	—
Firm investments	Foreign currency forward contract	16,645	—

		$6,914,127	$7,029,686

The Company’s interest rate derivative contracts, credit default swap index contracts and foreign currency forward contracts do not qualify for hedge accounting, therefore, unrealized gains and losses are recorded on the consolidated statements of operations. The following table presents the Company’s unrealized gains/(losses) on derivative instruments:

(Dollars in thousands)		Year Ended December 31,
Derivative Category	Operations Category	2010	2009	2008

Interest rate derivative contract	Investment banking	$3,531	$5,611	$1,304
Interest rate derivative contract	Institutional brokerage	3,107	3,019	1,974
Credit default swap index contract	Institutional brokerage	(1,665)	—	—
Foreign currency forward contract	Other operating expenses	115	—	—

		$5,088	$8,630	$3,278

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

The gross fair market value of all derivative instruments and their location on the Company’s consolidated statements of financial condition prior to counterparty netting are shown below by asset or liability position (1):

(Dollars in thousands)		Asset Value at		Liability Value at
Derivative Category	Financial Condition Location	Dec. 31, 2010	Financial Condition Location	Dec. 31, 2010

Interest rate derivative contract	Financial intruments and other inventory positions owned	$369,909	Financial intruments and other inventory positions sold, but not yet purchased	$328,027
Credit default swap index contract	Financial intruments and other inventory positions owned	2,176	Financial intruments and other inventory positions sold, but not yet purchased	2,961
Foreign currency forward contract	Financial intruments and other inventory positions owned	192	Financial intruments and other inventory positions sold, but not yet purchased	—

		$372,277		$330,988

(1)	Amounts are disclosed at gross fair value in accordance with the requirement of ASC 815.

Derivatives are reported on a net basis by counterparty when legal right of offset exists and when applicable provisions are stated in master netting agreements. Cash collateral received or paid is netted on a counterparty basis, provided a legal right of offset exists.

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company’s financial risk committee. The Company reflects counterparty credit risk in calculating derivative contract fair value. The majority of the Company’s derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of December 31, 2010, the Company had $22.0 million of uncollateralized credit exposure with these counterparties (notional contract amount of $267.8 million), including $11.4 million of uncollateralized credit exposure with one counterparty.

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

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

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

Corporate fixed income securities — Fixed income securities include corporate bonds which are valued based on recently executed market transactions of comparable size, pricing service data from external providers when available, or broker quotations. Accordingly, these corporate bonds are categorized as Level II. When observable price quotations are not available, fair value is determined using model-based valuation techniques with observable inputs such as specific security contractual terms and yield curves and unobservable inputs such as credit spreads. Corporate bonds measured using model-based valuation techniques are categorized as Level III.

Taxable municipal securities — Taxable municipal securities are valued using recently executed observable trades or market price quotations and therefore are generally categorized as Level II.

Tax-exempt municipal securities — Tax-exempt municipal securities are valued using recently executed observable trades or market price quotations and therefore are generally categorized as Level II. Certain illiquid tax-exempt municipal securities are valued using similar securities (maturity and sector) and management judgment to infer an appropriate current yield and are categorized as Level III.

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

Asset-backed securities — Asset-backed securities are valued using observable trades, when available. Certain asset-backed securities are valued using models where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data. These asset-backed securities are categorized as Level II. Other asset-backed securities, which are principally collateralized by residential mortgages or aircraft, have experienced low volumes of executed transactions that results in less observable transaction data. Asset-backed securities collateralized by residential mortgages are valued using cash flow models that utilize unobservable inputs including credit default rates ranging from 2-12%, prepayment rates ranging from 4-8% of CPR, severity ranging from 50-80% and valuation yields ranging from 5.5-8.5%. Asset-backed securities collateralized by aircraft are valued using cash flow models that utilize unobservable inputs including airplane lease rates,

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

aircraft valuation, trust costs, and other factors impacting security cash flows. The Company’s aircraft asset-backed securities had a weighted average yield of 10.5% at December 31, 2010. As judgment is used to determine the range of these inputs, these asset-backed securities are categorized as Level III.

U.S. government agency securities — U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities and thus, are categorized as Level II. Mortgage bonds include mortgage bonds, mortgage pass-through securities and agency collateralized mortgage-obligations (“CMO”). Mortgage pass-through securities and CMO securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore, generally are categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields ranging from 85-155 basis point spreads to treasury securities, or models based upon prepayment expectations ranging from 200-420 Public Securities Association (“PSA”) prepayment levels. These securities are categorized as Level II.

U.S. government securities — U.S. government securities include highly liquid U.S. treasury securities which are generally valued using quoted market prices and therefore categorized as Level I.

Derivatives — Derivative contracts include interest rate swaps, interest rate locks, futures, credit default swap index contracts and foreign currency forward contracts. These instruments derive their value from underlying assets, reference rates, indices or a combination of these factors. The majority of the Company’s interest rate derivative contracts, including both interest rate swaps and interest rate locks, are valued using market standard pricing models based on the net present value of estimated future cash flows. The valuation models used do not involve material subjectivity as the methodologies do not entail significant judgment and the pricing inputs are market observable, including contractual terms, yield curves and measures of volatility. These instruments are classified as Level II within the fair value hierarchy. Certain interest rate locks transact in less active markets and were valued using valuation models that used the previously mentioned observable inputs and unobservable inputs that required significant judgment. These instruments are Level III. The Company’s credit default swap index contracts and foreign currency forward contracts are valued using market price quotations and classified as Level II.

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

We elected to apply the fair value option to a selected investment in a private company. At December 31, 2010, $2.9 million of investments, included within other assets on the consolidated statement of financial condition, is accounted for at fair value and is classified as a Level III asset.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

The following table summarizes the valuation of our financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2010:

				Counterparty
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting(1)	Total

Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$14,509	$2,240	$1,340	$—	$18,089
Convertible securities	—	34,405	2,885	—	37,290
Fixed income securities	—	52,323	6,268	—	58,591
Municipal securities:
Taxable securities	—	295,439	—	—	295,439
Tax-exempt securities	—	131,222	6,118	—	137,340
Short-term securities	—	48,705	125	—	48,830
Asset-backed securities	—	43,752	45,170	—	88,922
U.S. government agency securities	—	153,739	—	—	153,739
U.S. government securities	6,569	—	—	—	6,569
Derivative instruments	—	58,047	4,665	(33,371)	29,341

Total financial instruments and other inventory positions owned:	21,078	819,872	66,571	(33,371)	874,150
Cash equivalents	9,923	—	—	—	9,923
Investments	2,796	—	9,682	—	12,478

Total assets	$33,797	$819,872	$76,253	$(33,371)	$896,551

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$23,651	$—	$—	$—	$23,651
Convertible securities	—	6,543	1,777	—	8,320
Fixed income securities	—	15,642	2,323	—	17,965
Asset-backed securities	—	10,310	2,115	—	12,425
U.S. government agency securities	—	52,934	—	—	52,934
U.S. government securities	250,452	—	—	—	250,452
Derivative instruments	—	21,084	339	(21,423)	—

Total financial instruments and other inventory positions sold, but not yet purchased:	274,103	106,513	6,554	(21,423)	365,747
Investments	—	—	1	—	1

Total liabilities	$274,103	$106,513	$6,555	$(21,423)	$365,748

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

The following table summarizes the valuation of our financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2009:

				Counterparty
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting(1)	Total

Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$3,070	$—	$—	$—	$3,070
Convertible securities	—	75,295	—	—	75,295
Fixed income securities	—	112,825	—	—	112,825
Municipal securities:
Taxable securities	—	151,144	—	—	151,144
Tax-exempt securities	—	147,809	—	—	147,809
Short-term securities	—	7,379	17,825	—	25,204
Asset-backed securities	—	46,186	24,239	—	70,425
U.S. government agency securities	—	125,576	—	—	125,576
U.S. government securities	70,111	—	—	—	70,111
Derivative instruments	—	54,391	—	(35,861)	18,530

Total financial instruments and other inventory positions owned:	73,181	720,605	42,064	(35,861)	799,989
Cash equivalents	13,352	—	—	—	13,352
Investments	1,139	—	2,240	—	3,379

Total assets	$87,672	$720,605	$44,304	$(35,861)	$816,720

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$26,474	$—	$—	$—	$26,474
Convertible securities	—	3,678	—	—	3,678
Fixed income securities	—	114,568	7,771	—	122,339
Asset-backed securities	—	6,783	2,154	—	8,937
U.S. government agency securities	—	67,001	—	—	67,001
U.S. government securities	102,911	—	—	—	102,911
Derivative instruments	—	19,294	—	(14,839)	4,455

Total financial instruments and other inventory positions sold, but not yet purchased:	129,385	211,324	9,925	(14,839)	335,795
Investments	—	—	19	—	19

Total liabilities	$129,385	$211,324	$9,944	$(14,839)	$335,814

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

The Company’s Level III assets were $76.3 million and $44.3 million, or 8.5 percent and 5.4 percent of financial instruments measured at fair value at December 31, 2010 and 2009, respectively. Transfers between levels are recognized at the beginning of the reporting period. There were $1.0 million of net transfers of financial assets from Level II to Level III during the year ended December 31, 2010 related to convertible securities and asset-backed securities for which no recent trade activity was observed and valuation inputs became unobservable. There were $4.8 million of net transfers of financial liabilities from Level II to Level III for the year ended December 31,

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

2010 related to fixed income securities for which valuation inputs became unobservable, offset in part by asset-backed securities and convertible securities for which market trades were observed that provided transparency into the valuation of these liabilities. Transfers between Level I and Level II were not material for the year ended December 31, 2010. At December 31, 2010, the Company’s Level II and Level III equities securities increased due to the purchase of non-exchange traded equities securities. Historically, the Company did not hold this type of security for trading purposes.

The following tables summarize the changes in fair value associated with Level III financial instruments during the years ended December 31, 2010 and 2009:

	Balance at					Balance at
	December 31,	Purchases/	Net transfers	Realized gains/	Unrealized gains/	December 31,
(Dollars in thousands)	2009	(sales), net	in/(out)	(losses)(1)	(losses)(1)	2010

Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$—	$1,431	$—	$9	$(100)	$1,340
Convertible securities	—	1,832	620	19	414	2,885
Fixed income securities	—	6,531	—	(243)	(20)	6,268
Municipal securities:
Tax-exempt securities	—	6,086	—	23	9	6,118
Short-term securities	17,825	(17,700)	—	—	—	125
Asset-backed securities	24,239	17,151	346	3,464	(30)	45,170
Derivative contracts	—	—	—	—	4,665	4,665

Total financial instruments and other inventory
positions owned:	42,064	15,331	966	3,272	4,938	66,571
Investments	2,240	3,637	—	219	3,586	9,682

Total assets	$44,304	$18,968	$966	$3,491	$8,524	$76,253

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Convertible securities	$—	$2,111	$(294)	$(15)	$(25)	$1,777
Fixed income securities	7,771	(10,181)	6,602	(1,890)	21	2,323
Asset-backed securities	2,154	1,354	(1,508)	28	87	2,115
Derivative contracts	—	—	—	—	339	339

Total financial instruments and other inventory positions sold, but not yet purchased:	9,925	(6,716)	4,800	(1,877)	422	6,554
Investments	19	(97)	—	(48)	127	1

Total liabilities	$9,944	$(6,813)	$4,800	$(1,925)	$549	$6,555

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

	Balance at					Balance at
	December 31,	Purchases/	Net transfers	Realized gains/	Unrealized gains/	December 31,
(Dollars in thousands)	2008	(sales), net	in/(out)	(losses)(1)	(losses)(1)	2009

Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$3,671	$—	$(3,671)	$—	$—	$—
Fixed income securities	2,138	(2,798)	610	(149)	199	—
Municipal securities:
Short-term securities	17,750	175	(100)	—	—	17,825
Asset-backed securities	22,560	5,395	(8,458)	3,929	813	24,239
U.S. government agency securities	6	(1)	(5)	—	—	—

Total financial instruments and other inventory
positions owned:	46,125	2,771	(11,624)	3,780	1,012	42,064
Investments	433	(9)	28	—	1,788	2,240

Total assets	$46,558	$2,762	$(11,596)	$3,780	$2,800	$44,304

Liabilities:
Financial instruments and other inventory
positions sold, but not yet purchased:
Corporate securities:
Fixed income securities	$—	$7,976	$—	$(29)	$(176)	$7,771
Asset-backed securities	—	2,429	(268)	76	(83)	2,154

Total financial instruments and other inventory positions sold, but not yet purchased:	—	10,405	(268)	47	(259)	9,925
Investments	366	—	—	—	(347)	19

Total liabilities	$366	$10,405	$(268)	$47	$(606)	$9,944

(1)	Realized and unrealized gains/(losses) related to financial instruments, with the exception of foreign currency forward contracts and customer match-book derivatives, are reported in institutional brokerage on the consolidated statements of operations. Realized and unrealized gains/(losses) related to foreign currency forward contracts are recorded in other operating expenses. Realized and unrealized gains/(losses) related to customer match-book derivatives are reported in investment banking. Realized and unrealized gains/(losses) related to investments are reported in investment banking revenues or other income/(loss) on the consolidated statements of operations.

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

In the normal course of business, the Company periodically creates or transacts with entities that are investment vehicles organized as limited partnerships or limited liability companies. These entities were established for the purpose of investing in equity and debt securities of public and private companies and were initially financed through the capital commitments of the members. The Company has investments in and/or acts as the managing partner of these entities. In certain instances, the Company provides management and investment advisory services for which it earns fees generally based upon the market value of assets under management and may include incentive fees based upon performance. At December 31, 2010, the Company’s aggregate net investment in these investment vehicles totaled $19.7 million and is recorded in other assets on the consolidated statement of financial condition. The Company’s remaining capital commitments to these entities was $2.6 million at December 31, 2010.

Variable interest entities (“VIEs”) are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities. The determination as to whether an entity is a VIE is based on the amount and nature of the members’ equity investment in the entity. The Company also considers other characteristics such as the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance. For those entities that meet the deferral provisions defined by ASU 2010-10, the Company considers characteristics such as the ability to influence the decision making about the entity’s activities and how the entity is financed. The Company has identified certain of the entities described above as VIEs. These VIEs had net assets approximating $1.0 billion at December 31, 2010. The Company’s exposure to loss from these VIEs is $6.3 million, which is the carrying value of its capital contributions recorded in other assets on the consolidated statement of financial condition at December 31, 2010. The Company had no liabilities related to these VIEs at December 31, 2010.

The Company is required to consolidate all VIEs for which it is considered to be the primary beneficiary. The determination as to whether the Company is considered to be the primary beneficiary is based on whether the Company has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For those entities that meet the deferral provisions defined by ASU 2010-10, the determination as to whether the Company is considered to be the primary beneficiary is based on whether the Company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. It was determined the Company is not the primary beneficiary of the VIEs and accordingly does not consolidate them.

The Company has not provided financial or other support to the VIEs that it was not previously contractually required to provide as of December 31, 2010.

Note 9	Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers and clearing organizations as of December 31 included:

	2010	2009
(Dollars in thousands)
Receivable arising from unsettled securities transactions, net	$65,923	$35,324
Deposits paid for securities borrowed	62,720	166,399
Receivable from clearing organizations	19,168	21,388
Deposits with clearing organizations	24,795	18,010
Securities failed to deliver	1,361	13,102
Other	14,831	7,838

	$188,798	$262,061

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Amounts payable to brokers, dealers and clearing organizations as of December 31 included:

(Dollars in thousands)	2010	2009
Deposits received for securities loaned	$—	$25,988
Payable to clearing organizations	2,320	11,975
Securities failed to receive	499	22,118
Other	15,700	11,737

	$18,519	$71,818

Deposits paid for securities borrowed and deposits received for securities loaned approximate the market value of the securities. Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received by the Company on settlement date.

Note 10	Receivables from and Payables to Customers

Amounts receivable from customers as of December 31 included:

(Dollars in thousands)	2010	2009
Cash accounts	$17,379	$52,997
Margin accounts	25,576	18,862

Total receivables	$42,955	$71,859

Securities owned by customers are held as collateral for margin loan receivables. This collateral is not reflected on the consolidated financial statements. Margin loan receivables earn interest at floating interest rates based on prime rates.

Amounts payable to customers as of December 31 included:

(Dollars in thousands)	2010	2009
Cash accounts	$18,843	$35,644
Margin accounts	32,971	12,535

Total payables	$51,814	$48,179

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

In the normal course of business, the Company obtains securities purchased under agreements to resell, securities borrowed and margin agreements on terms that permit it to repledge or resell the securities to others. The Company obtained securities with a fair value of approximately $351.7 million and $332.3 million at December 31, 2010 and 2009, respectively, of which $309.9 million and $144.5 million, respectively, had been either pledged or

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

otherwise transferred to others in connection with the Company’s financing activities or to satisfy its commitments under financial instruments and other inventory positions sold, but not yet purchased.

At December 31, 2010, the Company’s securities sold under agreements to repurchase (“Repurchase Liabilities”) exceeded 10 percent of total assets. The following is a summary of Repurchase Liabilities and the fair market value of related collateral pledged as of December 31, 2010:

	Fair Market	Repurchase	Interest
(Dollars in thousands)	Value	Liabilities	Rates

Overnight maturities:
Corporate securities:
Fixed income securities	$4,012	$3,196	1.25%
Municipal securities:
Taxable securities	117,232	94,584	1.25%
Tax-exempt securities	54,479	44,988	1.25%
Short-term securities	8,763	7,232	1.25%
On demand maturities:
Corporate securities:
Fixed income securities	9,071	8,581	0.65 — 0.95%
U.S. government agency securities	82,468	75,872	0.40 — 0.75%
U.S. government securities	5,455	5,427	0.30%

	$281,480	$239,880

Note 12	Other Assets

Other assets include net deferred tax assets, prepaid expenses and proprietary investments. The Company’s investments include direct equity investments in public companies, investments in private companies and partnerships, warrants of public or private companies, private company debt and investments to fund deferred compensation liabilities.

Other assets at December 31 included:

(Dollars in thousands)	2010	2009
Net deferred income tax assets	$62,180	$80,058
Investments at fair value	12,478	3,379
Investments at cost	28,794	33,687
Investments valued using equity method	18,818	14,825
Prepaid expenses	8,897	5,840
Other	2,363	1,846

Total other assets	$133,530	$139,635

Management regularly reviews the Company’s investments in private company debt and has concluded that no valuation allowance is needed as it is probable that all contractual principal and interest will be collected.

At December 31, 2010, the estimated fair market value of investments carried at cost totaled $38.0 million. The estimated fair value of investments carried at cost was measured using valuation techniques involving market data for comparable companies (e.g., multiples of revenue and earnings before income tax, depreciation and amortization (EBITDA)). Valuation adjustments, based upon management’s judgment, were made to account for differences between the measured security and comparable securities.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Note 13	Goodwill and Intangible Assets

The following table presents the changes in the carrying value of goodwill and intangible assets for the year ended December 31:

(Dollars in thousands)	Capital Markets	Asset Management	Total

Goodwill
Balance at December 31, 2008	$120,298	$40,284	$160,582
FAMCO earn-out payment	—	4,043	4,043

Balance at December 31, 2009	120,298	44,327	164,625
Goodwill recorded in purchase of ARI	—	152,282	152,282
FAMCO earn-out payment	—	5,687	5,687

Balance at December 31, 2010	$120,298	$202,296	$322,594

Intangible assets
Balance at December 31, 2008	$—	$14,523	$14,523
Amortization of intangible assets	—	(2,456)	(2,456)

Balance at December 31, 2009	—	12,067	12,067
Intangible assets acquired in purchase of ARI	—	55,059	55,059
Amortization of intangible assets	—	(7,546)	(7,546)

Balance at December 31, 2010	$—	$59,580	$59,580

The Company tests goodwill and indefinite-life intangible assets for impairment on an annual basis and on an interim basis when certain events or circumstances exist that could indicate possible impairment. The Company tests for impairment at the reporting unit level, which is generally one level below its operating segments. The Company has identified three reporting units: capital markets, FAMCO and ARI. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of our three reporting units based on the following factors: our market capitalization, a discounted cash flow model using revenue and profit forecasts, public market comparables and multiples of recent mergers and acquisitions of similar businesses. The estimated fair values of our reporting units are compared with their carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value.

The Company completed its annual goodwill impairment testing as of November 30, 2010 and 2009, and no impairment was identified. The Company also tested the indefinite-life intangible assets acquired as part of the ARI acquisition and concluded there was no impairment. In 2008, the Company recorded a non-cash goodwill impairment charge of $130.5 million. The charge related to the capital markets reporting unit and primarily pertained to goodwill created from the 1998 acquisition of Piper Jaffray by U.S. Bancorp, which was retained by the Company when the Company spun-off from U.S. Bancorp on December 31, 2003. The fair value of the capital markets reporting unit was calculated based on the following factors: market capitalization, a discounted cash flow model using revenue and profits forecasts and public company comparables. The impairment charge resulted from deteriorating economic and market conditions in 2008, which led to reduced valuations from these factors.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

The addition of goodwill and intangible assets during the year ended December 31, 2010 primarily related to the acquisition of ARI, as discussed in Note 4. Management identified $55.1 million of intangible assets, consisting primarily of the customer relationships ($52.2 million), which are being amortized over a weighted average life of 10 years, and the ARI trade name ($2.9 million), which has an indefinite-life and will not be amortized. The addition of goodwill during 2010 and 2009 related to FAMCO was the result of FAMCO meeting certain performance conditions set forth in the 2007 purchase agreement with the Company. The purchase agreement included the potential for additional cash consideration to be paid in the form of three annual payments in 2008, 2009 and 2010 contingent upon revenue exceeding certain revenue run-rate thresholds. The Company expects 100 percent of goodwill acquired in 2009 and 2010 to be deductible for income tax purposes.

Intangible assets with determinable lives consist of asset management contractual relationships, non-compete agreements and certain trade names and trademarks that are amortized over their estimated useful lives ranging from three to ten years. The following table presents the aggregate intangible asset amortization expense for the years ended:

(Dollars in thousands)

2011	$8,276
2012	7,668
2013	7,325
2014	6,938
Thereafter	26,513

Total	$56,720

Note 14	Fixed Assets

The following is a summary of fixed assets as of December 31:

	2010	2009
(Dollars in thousands)

Furniture and equipment	$37,732	$36,142
Leasehold improvements	21,536	20,459
Software	19,630	18,763
Projects in process	356	795

Total	79,254	76,159
Less accumulated depreciation and amortization	(57,777)	(59,563)

	$21,477	$16,596

For the years ended December 31, 2010, 2009 and 2008, depreciation and amortization of furniture and equipment, leasehold improvements and software totaled $7.2 million, $7.2 million and $9.0 million, respectively, and are included in occupancy and equipment on the consolidated statements of operations.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Note 15	Short-Term Financing

The following is a summary of short-term financing and the weighted average interest rate on borrowings as of December 31:

			Weighted Average
	Outstanding Balance		Interest Rate
(Dollars in thousands)	2010	2009	2010	2009

Bank lines (secured)	$70,000	$68,000	1.31%	1.35%
Commercial paper (secured)	123,589	22,079	1.28%	1.25%

Total short-term financing	$193,589	$90,079

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

The Company’s committed short-term bank line financing at December 31, 2010 consisted of a $250 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2010. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain a minimum net capital of $150 million, and the unpaid principal amount of all advances under this facility will be due on December 30, 2011. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis.

The Company’s uncommitted secured lines at December 31, 2010 totaled $275 million with three banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company’s uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. In addition, the Company has established arrangements to obtain financing by another broker dealer at the end of each business day related specifically to its convertible inventory.

In 2009, the Company initiated a secured commercial paper program to fund a portion of its securities inventory. The senior secured commercial paper notes (“Series A CP Notes”) are secured by the Company’s securities inventory with maturities on the Series A CP Notes ranging from 28 days to 270 days from date of issuance. The Series A CP Notes are interest bearing or sold at a discount to par with an interest rate based on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin.

Note 16	Long-Term Financing

On December 29, 2010, the Company entered into a bank syndicated credit agreement (the “Credit Agreement”) with SunTrust Bank as the administrative agent (“Agent”) and various lenders. The Credit Agreement creates a $50 million revolving credit facility that will terminate on December 29, 2013. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. As of December 31, 2010, the outstanding balance of the revolving credit facility was $25 million.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Pursuant to the Credit Agreement, the Company also received term loans in the aggregate amount of $100 million that mature on December 29, 2013. The term loans amortize in equal quarterly installments in an aggregate annual amount as set forth below:

(Dollars in thousands)	2010

Due in 2011	$10,000
Due in 2012	25,000
Due in 2013	65,000

$100,000

The interest rate for borrowing under the Credit Agreement is, at the option of the Company, equal to LIBOR or a base rate plus an applicable margin, adjustable and payable quarterly. The base rate is defined as the highest of the Agent’s prime lending rate, the Federal Funds Rate plus 0.50 percent or LIBOR plus 1 percent. The applicable margin varies from 1.50 percent to 3.00 percent and is based on the Company’s leverage ratio. In addition, the aggregate debt issuance costs will be recognized as additional interest expense over the three-year life under the effective yield interest expense method. Based on our current leverage ratio and aggregate debt issuance costs, the Company expects the annual all in rate to be approximately 4.20 percent.

The Company’s Credit Agreement is recorded at amortized cost. As of December 31, 2010, the carrying value of the Credit Agreement approximates fair value because the issuance date corresponded to the year-end measurement date.

The Credit Agreement includes customary events of default, including failure to pay principal when due or failure to pay interest within three business days of when due, failure to comply with the covenants in the Credit Agreement and related documents, failure to pay or another event of default under other material indebtedness in an amount exceeding $5 million, bankruptcy or insolvency of the Company or any of its subsidiaries, a change in control of the Company or a failure of Piper Jaffray to extend, renew or refinance its existing $250 million committed revolving secured credit facility on substantially the same terms as the existing committed facility. If there is any event of default under the Credit Agreement, the Agent may declare the entire principal and any accrued interest on the loans under the Credit Agreement to be due and payable and exercise other customary remedies.

The Credit Agreement includes covenants that, among other things, limit the Company’s leverage ratio, require maintenance of certain levels of cash and regulatory net capital, require the Company’s asset management segment to achieve minimum earnings before interest, taxes, depreciation and amortization, and impose certain limitations on the Company’s ability to make acquisitions and make payments on its capital stock. With respect to the net capital covenant, the Company’s U.S. broker dealer subsidiary is required to maintain minimum net capital of $160 million. At December 31, 2010, the Company was in compliance with all covenants.

Note 17	Variable Rate Senior Notes

On December 31, 2009, the Company issued unsecured variable rate senior notes (“Notes”) in the amount of $120 million. The initial holders of the Notes were certain entities advised by PIMCO. Interest was based on an annual rate equal to LIBOR plus 4.10%, adjustable and payable quarterly. The proceeds from the Notes were used to fund a portion of the ARI acquisition discussed further in Note 4 to our consolidated financial statements. The unpaid principal and interest on the Notes were repaid on December 30, 2010, from the proceeds of the Credit Agreement discussed above in Note 16 to our consolidated financial statements.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Note 18	Contingencies and Commitments

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

The Company is a defendant in one potentially material legal proceeding as described below.

The U.S. Department of Justice (“DOJ”), Antitrust Division, the SEC and various state attorneys general are conducting broad investigations of numerous firms, including the Company, for possible antitrust and securities violations in connection with the bidding or sale of guaranteed investment contracts and derivatives to municipal issuers from the early 1990s to date. These investigations commenced in November 2006. In addition, several class action complaints have been brought on behalf of a purposed class of government entities that purchased municipal derivatives. The complaints allege antitrust violations and civil fraud and are pending in a U.S. District Court under the multi-district litigation rules. No loss contingency has been reflected in the Company’s consolidated financial statements as this contingency is neither probable nor reasonably estimable at this time. An estimate of the loss, or range of loss that is reasonably possible, cannot be made at this time.

Litigation-related reserve activity for continuing operations included within other operating expenses resulted in expense of $2.1 million, $2.5 million, and $2.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Operating Lease Commitments

The Company leases office space throughout the United States and in a limited number of foreign countries where the Company’s international operations reside. Aggregate minimum lease commitments under operating leases as of December 31, 2010 are as follows:

(Dollars in thousands)

2011	$17,057
2012	15,832
2013	15,486
2014	11,588
2015	8,400
Thereafter	26,408

$94,771

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Total minimum rentals to be received from 2011 through 2016 under noncancelable subleases were $11.3 million at December 31, 2010.

Rental expense, including operating costs and real estate taxes, charged to continuing operations was $17.7 million, $14.9 million and $16.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Fund Commitments

As of December 31, 2010, the Company had commitments to invest approximately $2.6 million in limited partnerships that make investments in private equity and venture capital funds. The commitments are estimated to be funded, if called, through the end of the respective investment periods ranging from 2011 to 2016.

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

Note 19	Restructuring

The Company incurred pre-tax restructuring-related expenses of $10.9 million for the year ended December 31, 2010, of which $9.3 million related to the restructuring of the Company’s European operations and $1.6 million of severance to restructure the Company’s U.S. operations as a means to better align its cost infrastructure with its revenues. The majority of such pre-tax restructuring-related expenses were recorded in the Company’s Capital Markets segment.

During 2010, the Company made the decision to restructure its European operations to focus European resources on two areas: the distribution of U.S. and Asia securities to European institutional investors and merger and acquisition advisory services. As a result of the restructuring, the Company exited the origination and distribution of European securities.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

The components of the charge to restructure of the Company’s European operations is shown below:

(Dollars in thousands)

Severance and employee-related	$7,193
Lease terminations and asset write-downs	896
Contract termination costs	1,237

Total	$9,326

The restructuring charges included the cost of severance, benefits, outplacement costs and acceleration of equity awards associated with the termination of employees. The severance amounts were determined based on a one-time severance benefit. Approximately 50 employees received a severance package.

Lease termination and asset write-downs represent costs associated with redundant office space and furniture and equipment disposed of as part of the restructuring plan. Payments related to the terminated lease contract continue through the original term of the lease, which runs through 2012. In addition, the Company incurred restructuring charges for contract termination costs related to the modification of technology contracts. All costs related to restructuring the Company’s European operations are included within restructuring-related expenses on the consolidated statements of operations.

The Company incurred pre-tax restructuring-related expenses of $3.6 million and $17.9 million for the years ended December 31, 2009 and 2008, respectively. These expenses were incurred to restructure the Company’s operations as a means to better align its cost infrastructure with its revenues. The Company determined restructuring charges and related accruals based on a specific formulated plan in place at the time of termination.

The components of these charges are shown below:

(Dollars in thousands)	2009	2008

Severance and employee-related	$2,787	$12,473
Lease terminations and asset write-downs	785	5,392

Total	$3,572	$17,865

Severance and employee-related charges included the cost of severance, other benefits and outplacement costs associated with the termination of employees. The severance amounts were determined based on the Company’s severance pay program in place at the time of termination.

Lease terminations and asset write-downs represented costs associated with redundant office space and equipment disposed of as part of the restructuring plan. Payments related to terminated lease contracts continue through the original lease terms, which run for various periods, with the longest lease term running through 2016. The Company also incurred restructuring charges for contract termination costs related to the modification of technology contracts.

In 2006, the Company incurred pre-tax restructuring costs in connection with the sale of the Company’s Private Client Services (“PCS”) branch network. The costs were incurred upon implementation of a specific restructuring plan to reorganize the Company’s support infrastructure as a result of the sale.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

The following table presents a summary of activity with respect to the restructuring-related liabilities included within other liabilities and accrued expense on the consolidated statements of financial condition.

	UK	Other	PCS
(Dollars in thousands)	Restructuring	Restructuring	Restructure

Balance at December 31, 2008	$—	$8,529	$9,928
Provision charged to continuing operations	—	3,196	376
Recovery of provision charged to continuing operations	—	(599)	—
Cash outlays	—	(8,966)	(2,739)
Non-cash write-downs	—	(268)	—

Balance at December 31, 2009	—	1,892	7,565
Provision charged to continuing operations	9,326	2,354	—
Recovery of provision charged to continuing operations	—	—	(118)
Cash outlays	(4,467)	(1,670)	(2,695)
Non-cash write-downs	(856)	(165)	(17)

Balance at December 31, 2010	$4,003	$2,411	$4,735

Note 20	Shareholders’ Equity

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

Piper Jaffray Companies does not intend to pay cash dividends on its common stock for the foreseeable future. Instead, Piper Jaffray Companies intends to retain all available funds and any future earnings for use in the operation and expansion of its business and to repurchase outstanding common stock to the extent authorized by its board of directors. Additionally, as set forth in Note 25, there are dividend restrictions on Piper Jaffray.

During the year ended December 31, 2010, the Company issued 81,696 common shares out of treasury in fulfillment of $3.6 million in obligations under the Piper Jaffray Companies Retirement Plan (“Retirement Plan”) and issued 438,742 common shares out of treasury as a result of vesting and exercise transactions under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (the “Incentive Plan”). During the year ended December 31, 2009, the Company issued 134,700 common shares out of treasury in fulfillment of $3.8 million in obligations under the Retirement Plan and issued 330,791 common shares out of treasury as a result of vesting and exercise transactions under the Incentive Plan.

In the second quarter of 2008, the Company’s board of directors authorized the repurchase of up to $100 million in common shares through June 30, 2010. During the six months ended June 30, 2010, the Company repurchased

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

893,050 shares of the Company’s common stock at an average price of $33.57 per share for an aggregate purchase price of $30.0 million related to this authorization. This share repurchase authorization expired as of June 30, 2010.

In the third quarter of 2010, the Company’s board of directors authorized the repurchase of up to $75 million in common shares through September 30, 2012. During the third and fourth quarters of 2010, the Company repurchased 624,537 shares of the Company’s common stock at an average price of $28.23 per share for an aggregate purchase price of $17.6 million related to this authorization. The Company has $57.4 million remaining under this authorization.

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

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Note 21	Earnings Per Share

The Company calculates earnings per share using the two-class method (see Note 2). Basic earnings per common share is computed by dividing net income/(loss) applicable to common shareholders by the weighted average number of common shares outstanding for the period. Net income/(loss) applicable to common shareholders represents net income/(loss) reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. All of the Company’s unvested restricted shares are deemed to be participating securities as they are eligible to share in the profits (e.g., receive dividends) of the Company. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options. The computation of earnings per share is as follows:

(Amounts in thousands, except per share data)	2010		2009		2008

Net income/(loss)	$24,362		$30,369		$(182,975)
Earnings allocated to participating securities	(5,433	)(2)	(5,481	)(2)	—

Net income applicable to common shareholders(1)	$18,929		$24,888		$(182,975)

Shares for basic and diluted calculations:
Average shares used in basic computation	15,348		15,952		15,837
Stock options	30		55		27
Restricted stock	—	(2)	—	(2)	2,334

Average shares used in diluted computation	15,378		16,007		18,198	(3)

Earnings per share:
Basic	$1.23		$1.56		$(11.55)
Diluted	$1.23		$1.55		$(11.55	)(3)

(1)	Net income/(loss) applicable to common shareholders for diluted and basic EPS may differ under the two-class method as a result of adding the effect of the assumed exercise of stock options to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for purposes of calculating diluted and basic EPS.

(2)	Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the calculation using the treasury-stock method.

(3)	Earning per diluted common share is calculated using the basic weighted average number of common shares outstanding in periods a loss is incurred.

The anti-dilutive effects from stock options were immaterial for the periods ended December 31, 2010, 2009 and 2008.

Note 22	Employee Benefit Plans

The Company has various employee benefit plans, and substantially all employees are covered by at least one plan. The plans include a tax-qualified retirement plan (the “Retirement Plan”), a non-qualified retirement plan (“the Non-Qualified Plan”), which was terminated in 2010, a post-retirement medical plan, and health and welfare plans. During the years ended December 31, 2010, 2009 and 2008, the Company incurred employee benefits expenses from continuing operations of $12.6 million, $10.9 million and $11.8 million, respectively.

Retirement Plan

The Retirement Plan consists of a defined contribution retirement savings plan. The defined contribution retirement savings plan allows qualified employees, at their option, to make contributions through salary deductions under Section 401(k) of the Internal Revenue Code. Employee contributions are 100 percent matched by the

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Company to a maximum of six percent of recognized compensation up to the social security taxable wage base. Although the Company’s matching contribution vests immediately, a participant must be employed on December 31 to receive that year’s matching contribution. The matching contribution can be made in cash or Piper Jaffray Companies common stock, at the Company’s discretion.

Non-Qualified Plan and Post-retirement Medical Plan

The Company accounts for its Non-Qualified Plan and post-retirement medical plan using the recognition and disclosure provisions required by FASB Accounting Standards Codification Topic 715, “Compensation — Retirement Benefits,” (“ASC 715”). The Company recognizes the funded status of its plans in the consolidated statements of financial condition with a corresponding adjustment to accumulated other comprehensive income, net of tax. The net unrecognized actuarial losses and unrecognized prior service costs are amortized as a component of net periodic benefit cost. Further, actuarial gains and losses that arise and are not recognized as net periodic benefit cost in the same periods are recognized as a component of other comprehensive income. These amounts are amortized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income. Additionally, ASC 715 was clarified in 2008 to require the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. Prior to this amended provision, the Company used a September 30 measurement date for the Non-Qualified Plan and post-retirement medical plan.

Certain employees participated in the Non-Qualified Plan, an unfunded, non-qualified cash balance pension plan. The Company froze the plan effective January 1, 2004, thereby eliminating future benefits related to pay increases and excluding new participants from the plan. Effective December 31, 2009, the Company resolved to terminate the Non-Qualified Plan through lump sum cash distributions to all participants. These lump-sum cash payments, totaling $10.4 million, were based on the December 31, 2009 actuarial valuation of the Non-Qualified Plan and were distributed on March 15, 2010. In 2010, the Company recognized settlement expense of $0.2 million in compensation and benefits expenses on the consolidated statement of operations related to the settlement of all Non-Qualified Plan liabilities.

All employees of the Company who meet defined age and service requirements are eligible to receive post-retirement health care benefits provided under a post-retirement benefit plan established by the Company in 2004. The estimated cost of these retiree health care benefits is accrued during the employees’ active service.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Financial information on changes in benefit obligation, fair value of plan assets and the funded status of the Non-Qualified Plan and post-retirement medical plan as of December 31, 2010, 2009 and 2008 are as follows:

	Non-Qualified			Post-Retirement
	Plan Benefits			Medical Plan Benefits
(Dollars in thousands)	2010	2009	2008	2010	2009	2008

Change in benefit obligation:
Benefit obligation, at January 1	$10,078	$11,642	$12,239	$560	$556	$523
Service cost	—	—	—	81	72	83
Interest cost	145	724	932	31	33	38
Plan participants’ contributions	—	—	—	199	196	190
Net actuarial loss/(gain)	208	(1,500)	77	30	(109)	(66)
Settlement loss/(gain)	—	—	(133)	—	—	—
Benefits paid	(10,431)	(788)	(1,473)	(234)	(188)	(212)

Benefit obligation at December 31	$—	$10,078	$11,642	$667	$560	$556

Change in plan assets:
Fair value of plan assets at January 1	$—	$—	$—	$—	$—	$—
Employer contributions	10,431	788	1,473	35	(8)	22
Plan participants’ contributions		—	—	199	196	190
Benefits paid	(10,431)	(788)	(1,473)	(234)	(188)	(212)

Fair value of plan assets at December 31	$—	$—	$—	$—	$—	$—

Amounts recognized in the consolidated statements of financial condition	$—	$(10,078)	$(11,642)	$(667)	$(560)	$(556)

Components of accumulated other comprehensive (income)/loss, net of tax:
Net actuarial loss	$—	$6	$949	$(33)	$(53)	$14
Prior service credits	—	—	—	(5)	(18)	(30)

Total at December 31	$—	$6	$949	$(38)	$(71)	$(16)

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

The components of the net periodic benefits costs for the years ended December 31, 2010, 2009 and 2008, are as follows:

	Non-Qualified			Post-Retirement
	Plan Benefits			Medical Plan Benefits
(Dollars in thousands)	2010	2009	2008	2010	2009	2008

Service cost	$—	$—	$—	$81	$72	$66
Interest cost	145	724	745	31	33	31
Expected return on plan assets	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	(20)	(20)	(20)
Amortization of net loss/(gain)	—	39	65	(2)	—	3

Net periodic benefit cost	$145	$763	$810	$90	$85	$80
Settlement loss/(gain)	218	—	178	—	—	—

Total expense for the year	$363	$763	$988	$90	$85	$80

The post-retirement medical plan expects to recognize a credit of $8,000 in 2011 for the amortization of prior service credits.

The assumptions used in the measurement of the Company’s benefit obligations are as follows:

	Non-Qualified			Post-Retirement
	Plan Benefits			Medical Plan Benefits
	2010	2009	2008	2010	2009	2008

Discount rate used to determine year-end obligation	N/A	6.00%	6.50%	5.50%	6.00%	6.50%
Discount rate used to determine fiscal year expense	N/A	6.50%	6.50%	6.00%	6.50%	6.50%
Expected long-term rate of return on participant balances	N/A	N/A	6.50%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

	2010	2009	2008

Health care cost trend rate assumed for next year (pre-medicare/post-medicare)	8.5%/8.5%	9.0%/9.0%	7.0%/8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate) (pre-medicare/post-medicare)	5.0%/5.0%	5.0%/5.0%	5.0%/5.0%
Year that the rate reaches the ultimate trend rate (pre-medicare/post-medicare)	2018/2018	2018/2018	2012/2013

A one-percentage-point change in the assumed health care cost trend rates would not have a material effect on the Company’s post-retirement benefit obligations or net periodic post-retirement benefit cost. The post-retirement

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

medical plan does not have assets and is not funded. Post-retirement benefit payments, which reflect expected future service, are expected to be paid as follows:

Post-Retirement
(Dollars in thousands)	Benefits

2011	$73
2012	63
2013	56
2014	57
2015	66
2016 to 2020	509

$824

Health and Welfare Plans

Company employees who meet certain work schedule and service requirements are eligible to participate in the Company’s health and welfare plans. The Company subsidizes the cost of coverage for employees. The medical plan contains cost-sharing features such as deductibles and coinsurance.

Note 23	Stock-Based Compensation

The Company maintains two stock-based compensation plans, the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (the “Incentive Plan”) and the 2010 Employment Inducement Award Plan (the “Inducement Plan”). The Company’s equity awards are recognized in the consolidated statements of operations at grant date fair value over the service period of the award, net of estimated forfeitures.

The following table provides a summary of the Company’s outstanding equity awards as of December 31, 2010:

Incentive Plan
Restricted Stock
Annual grants	2,337,941
Sign-on grants	632,918
Retention grants	216,902
Performance grants	307,820

3,495,581
Inducement Plan
Restricted Stock	145,757

Total restricted stock related to compensation	3,641,338

ARI deal consideration(1)	881,846

Total restricted stock outstanding	4,523,184

Incentive Plan
Stock options outstanding	515,492

(1)	The Company issued restricted stock as part of deal consideration for ARI. See Note 4 for further discussion.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock and non-qualified stock options, to the Company’s employees and directors for up to 7.0 million shares of common stock. The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.

Restricted Stock Awards

Restricted stock grants are valued at the market price of the Company’s common stock on the date of grant and are amortized over the related requisite service period. The Company grants shares of restricted stock to current employees as part of year-end compensation (“Annual Grants”) and as a retention tool; and to new employees as “sign-on” awards. The Company has granted restricted stock awards with service conditions to key employees (“Retention Grants”). Additionally, the Company granted restricted stock with performance conditions to certain executive leaders (“Performance Grants”).

The Company’s Annual Grants are made each year in February and have three-year cliff vesting periods. The Annual Grants provide for continued vesting after termination of employment, so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreements entered into upon termination. The vesting period refers to the period in which post-termination restrictions apply. The Company determined the service inception date precedes the grant date for the Annual Grants, and that the post-termination restrictions do not meet the criteria for an in-substance service condition, as defined by ASC 718. Accordingly, restricted stock granted as part of the Annual Grants is expensed in the one-year period in which those awards are deemed to be earned, which is generally the calendar year preceding the February grant date. For example, the Company recognized compensation expense during fiscal 2009 for our February 2010 Annual Grants. If an equity award related to the Annual Grants is forfeited as a result of violating the post-termination restrictions, the lower of the fair value of the award at grant date or the fair value of the award at the date of forfeiture is recorded within the consolidated statement of operations as other income. The Company recorded $5.3 million, $3.6 million and $6.1 million of forfeitures through other income for the years ended December 31, 2010, 2009 and 2008, respectively.

Sign-on grants are issued to current employees as a retention tool and used as a recruiting tool for new employees. The majority of sign-on awards have three-year cliff vesting terms and employees must fulfill service requirements in exchange for right to the awards. Compensation expense is amortized on a straight-line basis from the date of grant over the requisite service period. Employees forfeit unvested shares upon termination of employment and a reversal of compensation expense is recorded.

Retention Grants are subject to ratable vesting based upon a five-year service requirement and are amortized as compensation expense on a straight-line basis from the grant date over the requisite service period. Employees forfeit unvested retention shares upon termination of employment and a reversal of compensation expense is recorded.

Performance-based restricted stock awards granted in 2008 and 2009 cliff vest upon meeting a specific performance-based metric prior to May 2013. Performance Grants are amortized on a straight-line basis over the period the Company expects the performance target to be met. The performance condition must be met for the awards to vest and total compensation cost will be recognized only if the performance condition is satisfied. The probability that the performance conditions will be achieved and that the awards will vest is reevaluated each reporting period with changes in actual or estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. In 2010, the Company deemed it improbable that the performance condition related to the

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

performance-based restricted stock grants would be met. As a result, the Company recorded a $5.0 million cumulative effect compensation expense reversal in 2010.

Annually, the Company grants stock to its non-employee directors. The stock-based compensation paid to non-employee directors is fully expensed on the grant date and included within outside services expense in the consolidated statements of operations.

Stock Options

The Company previously granted options to purchase Piper Jaffray Companies common stock to employees and non-employee directors in fiscal years 2004 through 2008. Employee and director options were expensed by the Company on a straight-line basis over the required service period, based on the estimated fair value of the award on the date of grant using a Black-Scholes option-pricing model. As described above pertaining to the Company’s Annual Grants of restricted shares, stock options granted to employees were expensed in the calendar year preceding the annual February grant date. For example, the Company recognized compensation expense during fiscal 2007 for our annual February 2008 option grant. The maximum term of the stock options granted to employees and directors is ten years.

The Company did not grant stock options during 2009 or 2010.

Inducement Plan

In 2010, the Company established the Inducement Plan in conjunction with the acquisition of ARI. The Company granted $7.0 million (158,801 shares) in restricted shares under the Inducement Plan to ARI employees upon closing of the transaction. These shares vest ratably over five years in equal installments beginning on March 1, 2011, and ending on March 1, 2015. Inducement Plan awards are amortized as compensation expense on a straight-line basis over the vesting period. Employees forfeit unvested Inducement Plan shares upon termination of employment and a reversal of compensation expense is recorded.

The Company recorded total compensation expense of $35.4 million, $44.3 million and $26.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, related to employee restricted stock awards. The year ended December 31, 2010 included the $5.0 million cumulative effect adjustment discussed above related to the Performance Grants. The tax benefit related to stock-based compensation costs totaled $13.9 million, $17.5 million and $10.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

The following table summarizes the changes in the Company’s unvested restricted stock (including the restricted stock issued as part of the deal consideration for ARI) under the Incentive Plan and Inducement Plan for the years ended December 31, 2010, 2009 and 2008:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Stock	Fair Value

December 31, 2007	1,827,969	$51.93
Granted	2,151,449	40.23
Vested	(585,419)	37.46
Canceled	(216,054)	49.03

December 31, 2008	3,177,945	$46.87
Granted	908,188	26.58
Vested	(477,602)	47.94
Canceled	(95,782)	43.29

December 31, 2009	3,512,749	$40.46
Granted	1,958,608	43.09
Vested	(682,988)	63.18
Canceled	(265,185)	39.07

December 31, 2010	4,523,184	$39.84

The fair value of restricted stock vested during the years ended December 31, 2010, 2009 and 2008 were $43.2 million, $22.9 million and $21.9 million, respectively.

As of December 31, 2010, there was $18.9 million of total unrecognized compensation cost related to restricted stock expected to be recognized over a weighted average period of 2.59 years.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

The following table summarizes the changes in the Company’s outstanding stock options for the years ended December 31, 2010, 2009 and 2008:

			Weighted Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term (Years)	Value

December 31, 2007	470,715	$44.99	7.1	$1,988,641
Granted	128,887	41.09
Exercised	(899)	39.62
Canceled	(27,636)	42.04

December 31, 2008	571,067	$44.27	6.7	$322,749
Granted	—	—
Exercised	(30,213)	39.92
Canceled	(2,050)	41.19

December 31, 2009	538,804	$44.50	5.7	$4,237,480
Granted	—	—
Exercised	(2,456)	40.06
Canceled	(20,856)	41.89

December 31, 2010	515,492	$44.64	4.9	$166,406

Options exercisable at December 31, 2008	377,999	$42.66	5.8	$322,749
Options exercisable at December 31, 2009	390,854	$43.35	4.8	$3,126,838
Options exercisable at December 31, 2010	386,605	$45.82	4.1	$166,406

Additional information regarding Piper Jaffray Companies options outstanding as of December 31, 2010 is as follows:

	Options Outstanding			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$28.01	22,852	4.3	$28.01	22,852	$28.01
$33.40	4,001	4.6	$33.40	4,001	$33.40
$39.62	159,613	4.2	$39.62	159,613	$39.62
$41.09	128,887	7.1	$41.09	—	$41.09
$47.30 — $51.05	152,726	3.5	$47.59	152,726	$47.59
$70.13 — $70.65	47,413	5.9	$70.26	47,413	$70.26

As of December 31, 2010, there was no unrecognized compensation cost related to stock options expected to be recognized over future years.

Cash received from option exercises for the years ended December 31, 2010, 2009 and 2008 were $0.1 million, $1.2 million and $0.04 million, respectively. The fair value of options exercised during the years ended December 31, 2010 and 2008 were immaterial, respectively. The fair value of options exercised during the year ended December 31, 2009 was $0.5 million. The tax benefit realized for the tax deductions from option exercises was immaterial for the years ended December, 31, 2010 and 2008, respectively. The tax benefit realized for tax deductions totaled $0.5 million for the year ended December 31, 2009.

The Company has a policy of issuing shares out of treasury (to the extent available) to satisfy share option exercises and restricted stock vesting. The Company expects to withhold approximately 0.5 million shares from

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

employee equity awards vesting in 2011, related to the payment of individual income tax on restricted stock vesting. For accounting purposes, withholding shares to cover employees’ tax obligations is deemed to be a repurchase of shares by the Company.

Note 24	Segment Reporting

On March 1, 2010, the Company completed the purchase of ARI, which expanded the Company’s asset management business and resulted in a change to its reportable business segments. In connection with this change, the Company has reclassified prior period segment results to conform to the current period presentation.

Basis for Presentation

The Company structures its segments primarily based upon the nature of the financial products and services provided to customers and the Company’s management organization. It evaluates performance and allocates resources based on segment pre-tax operating income or loss and segment pre-tax operating margin. Revenues and expenses directly associated with each respective segment are included in determining their operating results. Other revenues and expenses that are not directly attributable to a particular segment are allocated based upon the Company’s allocation methodologies, including each segment’s respective net revenues, use of shared resources, headcount or other relevant measures. The financial management of assets is performed on an enterprise-wide basis. As such, assets are not assigned to the business segments.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Reportable segment financial results are as follows:

	Year Ended December 31,
	2010	2009	2008
(Dollars in thousands)

Capital Markets
Investment banking
Financing
Equities	$113,711	$81,668	$40,845
Debt	65,958	79,104	63,125
Advisory services	90,396	49,518	68,523

Total investment banking	270,065	210,290	172,493
Institutional sales and trading
Equities	106,206	120,488	129,867
Fixed income	79,833	117,176	6,295

Total institutional sales and trading	186,039	237,664	136,162
Other income/(loss)	6,763	5,922	2,146

Net revenues	462,867	453,876	310,801
Operating expenses(1)	421,275	394,566	533,334

Segment pre-tax operating income/(loss)	$41,592	$59,310	$(222,533)

Segment pre-tax operating margin	9.0%	13.1%	N/M

Asset Management
Management and performance fees
Management fees	$58,080	$13,891	$16,969
Performance fees	8,747	790	—

Total management and performance fees	66,827	14,681	16,969
Other income/(loss)	380	233	(1,373)

Net revenues	67,207	14,914	15,596
Operating expenses(1)	51,083	17,672	16,670

Segment pre-tax operating income/(loss)	$16,124	$(2,758)	$(1,074)

Segment pre-tax operating margin	24.0%	N/M	N/M

Total
Net revenues	$530,074	$468,790	$326,397
Operating expenses(1)	472,358	412,238	550,004

Total segment pre-tax operating income/(loss)	$57,716	$56,552	$(223,607)

Pre-tax operating margin	10.9%	12.1%	N/M

N/M — Not meaningful

(1)	Operating expenses include intangible asset amortization as set forth in the table below:

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008

Capital Markets	$—	$—	$—
Asset Management	7,546	2,456	2,621

Total amortization	$7,546	$2,456	$2,621

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Geographic Areas

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are conducted through European and Asian locations. Net revenues disclosed in the following table reflect the regional view, with underwriting revenues allocated to geographic locations based upon the location of the issuing client, advisory revenues allocated based upon the location of the investment banking team and net institutional sales and trading revenues allocated based upon the location of the client.

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008

Net revenues:
United States	$466,159	$427,759	$284,113
Asia	42,330	21,416	16,750
Europe	21,585	19,615	25,534

Consolidated	$530,074	$468,790	$326,397

Long-lived assets are allocated to geographic locations based upon the location of the asset. The following table presents long-lived assets by geographic region:

	December 31,
(Dollars in thousands)	2010	2009

Long-lived assets:
United States	$451,892	$260,439
Asia	13,391	11,943
Europe	547	965

Consolidated	$465,830	$273,347

Note 25	Net Capital Requirements and Other Regulatory Matters

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

At December 31, 2010, net capital calculated under the SEC rule was $189.5 million, and exceeded the minimum net capital required under the SEC rule by $188.3 million.

The Company’s short-term committed credit facility of $250 million includes a covenant requiring Piper Jaffray to maintain minimum net capital of $150 million. In addition, the Company’s three-year bank syndicated credit facility includes a similar covenant, requiring minimum net capital of $160 million.

Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the U.K. Financial Services Authority (“FSA”). As of December 31, 2010, Piper Jaffray Ltd. was in compliance with the capital requirements of the FSA.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Piper Jaffray Asia Holdings Limited operates three entities licensed by the Hong Kong Securities and Futures Commission, which are subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rules promulgated under the Securities and Futures Ordinance. As of December 31, 2010, Piper Jaffray Asia regulated entities were in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Ordinance.

Note 26	Income Taxes

Income tax expense is provided using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial statement purposes, using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The components of income tax expense/(benefit) from continuing operations are as follows:

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008

Current:
Federal	$11,474	$19,420	$(33,467)
State	3,860	2,636	—
Foreign	142	308	—

	15,476	22,364	(33,467)

Deferred:
Federal	15,973	2,825	(374)
State	1,469	1,810	(4,152)
Foreign	436	(816)	(2,140)

	17,878	3,819	(6,666)

Total income tax expense/(benefit)	$33,354	$26,183	$(40,133)

A reconciliation of the statutory federal income tax rates to the Company’s effective tax rates for the fiscal years ended December 31, is as follows:

(Dollars in thousands)	2010	2009	2008

Federal income tax expense/(benefit) at statutory rates	$20,201	$19,793	$(78,262)
Increase/(reduction) in taxes resulting from:
State income taxes, net of federal tax benefit	3,136	3,091	(2,699)
Net tax-exempt interest income	(2,065)	(2,914)	(7,958)
Foreign jurisdictions tax rate differential	1,118	1,294	2,661
Change in valuation allowance	3,373	2,370	2,630
Goodwill impairment	—	—	42,580
Restricted stock DTA write-off	5,799	1,279	—
Other, net	1,792	1,270	915

Total income tax expense/(benefit)	$33,354	$26,183	$(40,133)

Income taxes from discontinued operations were $0.3 million expense for the year ended December 31, 2008.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

In accordance with ASC 740, U.S. income taxes are not provided on undistributed earnings of international subsidiaries that are permanently reinvested. As of December 31, 2010, undistributed earnings permanently reinvested in the Company’s foreign subsidiaries were not material.

Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes. The net deferred tax asset included in other assets on the consolidated statements of financial condition consisted of the following items at December 31:

(Dollars in thousands)	2010	2009

Deferred tax assets:
Deferred compensation	$55,041	$65,150
Liabilities/accruals not currently deductible	3,206	4,502
Pension and retirement costs	259	4,138
Net operating losses	10,876	6,129
Other	5,379	8,021

Total deferred tax assets	74,761	87,940
Valuation allowance	(8,373)	(5,000)

Deferred tax assets after valuation allowance	66,388	82,940

Deferred tax liabilities:
Goodwill amortization	2,725	1,014
Firm investments	655	676
Fixed assets	125	496
Other	703	696

Total deferred tax liabilities	4,208	2,882

Net deferred tax assets	$62,180	$80,058

The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. The Company believes that its future tax profits will be sufficient to recognize its U.S. and Asia deferred tax assets. The Company has recorded a deferred tax asset valuation allowance of $8.4 million as of December 31, 2010 related to its U.K. subsidiary net operating loss carry forwards.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

The Company accounts for unrecognized tax benefits in accordance with the provisions of ASC 740, which requires tax reserves to be recorded for uncertain tax positions on the consolidated statement of financial condition. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)

Balance at January 1, 2008	$10,500
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(300)
Settlements	—

Balance at December 31, 2008	10,200
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(100)
Settlements	(500)

Balance at December 31, 2009	9,600
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(30)
Settlements	(60)

Balance at December 31, 2010	$9,510

Approximately $6.2 million of the Company’s unrecognized tax benefits would impact the annual effective tax rate if recognized. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2010, 2009 and 2008, the Company recognized approximately $0.7 million, $0.6 million and $0.8 million, respectively, in interest and penalties. The Company had approximately $2.3 million and $1.6 million for the payment of interest and penalties accrued at December 31, 2010 and 2009, respectively. The Company or one of its subsidiaries files income tax returns with the various states and foreign jurisdictions in which the Company operates. The Company is not subject to U.S. federal tax authorities for years before 2007 and is not subject to state and local or non-U.S. tax authorities for taxable years before 2004. The Company does not currently anticipate a change in the Company’s unrecognized tax benefits balance within the next twelve months for the expiration of various statutes of limitation or for resolution of U.S. federal and state examinations.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Note 27	Piper Jaffray Companies (Parent Company only)

Condensed Statements of Financial Condition

	December 31,
(Amounts in thousands)	2010	2009

Assets
Cash and cash equivalents	$7,513	$563
Investment in and advances to subsidiaries	962,694	938,874
Goodwill	9,247	9,247
Other assets	3,362	65

Total assets	$982,816	$948,749

Liabilities and Shareholders’ Equity
Long-term financing	$125,000	$—
Variable rate senior notes	—	120,000
Accrued compensation	31,771	33,379
Other liabilities	12,733	16,754

Total liabilities	169,504	170,133
Shareholders’ equity	813,312	778,616

Total liabilities and shareholders’ equity	$982,816	$948,749

Condensed Statements of Operations

	Year Ended December 31,
(Amounts in thousands)	2010	2009	2008

Revenues:
Dividends from subsidiaries	$201,000	$—	$8,500
Interest	194	4	22
Unrealized loss on investments	—	(57)	(897)

Total revenues	201,194	(53)	7,625
Interest expense	5,451	—	—

Net revenues	195,743	(53)	7,625

Expenses:
Total expenses	4,710	5,336	13,667

Income/(loss) before income tax expense/(benefit) and equity in undistributed income of subsidiaries	191,033	(5,389)	(6,042)
Income tax expense/(benefit)	112,404	(2,101)	(2,098)

Income/(loss) of parent company	78,629	(3,288)	(3,944)
Equity in undistributed/(distributed in excess of) income of subsidiaries	(54,267)	33,657	(179,031)

Net income/(loss)	$24,362	$30,369	$(182,975)

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2010	2009	2008

Operating Activities:
Net income/(loss)	$24,362	$30,369	$(182,975)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Stock-based compensation	300	318	263
Goodwill impairment	—	—	9,983
Equity distributed in excess of/(undistributed) income of subsidiaries	54,267	(33,657)	179,031

Net cash provided by/(used in) operating activities	78,929	(2,970)	6,302
Financing Activities:
Increase in long-term debt	125,000	—	—
Issuance/(repayment) of variable rate senior notes	(120,000)	120,000	—
Advances from/(to) subsidiaries	(29,369)	(93,119)	9,018
Repurchases of common stock	(47,610)	(23,908)	(14,990)

Net cash provided by/(used in) financing activities	(71,979)	2,973	(5,972)

Net increase in cash and cash equivalents	6,950	3	330
Cash and cash equivalents at beginning of year	563	560	230

Cash and cash equivalents at end of year	$7,513	$563	$560

Supplemental disclosures of cash flow information
Cash received/(paid) during the year for:
Interest	$(5,257)	$4	$22
Income taxes	$(112,404)	$2,101	$2,537

Piper Jaffray Companies

Supplemental Information

Quarterly Information (unaudited)

	2010 Fiscal Quarter
	First	Second	Third	Fourth
(Amounts in thousands, except per share data)

Total revenues	$118,373	$137,510	$124,616	$184,562
Interest expense	8,787	9,857	8,153	8,190
Net revenues	109,586	127,653	116,463	176,372
Non-interest expenses	100,431	115,817	102,885	153,225
Income before income tax expense	9,155	11,836	13,578	23,147
Income tax expense	8,645	4,458	6,524	13,727
Net income	$510	$7,378	$7,054	$9,420
Net income applicable to common shareholders	$409	$5,712	$5,415	$7,198
Earnings per common share
Earnings per basic common share	$0.03	$0.36	$0.36	$0.49
Earnings per diluted common share	$0.03	$0.36	$0.36	$0.49
Weighted average number of common shares
Basic	15,837	15,901	15,035	14,635
Diluted	15,924	15,925	15,038	14,639

	2009 Fiscal Quarter
	First	Second	Third	Fourth
(Amounts in thousands, except per share data)

Total revenues	$86,396	$134,853	$126,453	$139,179
Interest expense	2,514	2,563	6,784	6,230
Net revenues	83,882	132,290	119,669	132,949
Non-interest expenses	80,338	113,872	104,087	113,941
Income before income tax expense	3,544	18,418	15,582	19,008
Income tax expense	6,269	6,842	6,316	6,756
Net income/(loss)	$(2,725)	$11,576	$9,266	$12,252
Net income applicable to common shareholders	N/A	$9,475	$7,576	$10,009
Earnings per common share
Earnings/(loss) per basic common share	$(0.17)	$0.59	$0.47	$0.63
Earnings/(loss) per diluted common share(1)	$(0.17)	$0.59	$0.47	$0.63
Weighted average number of common shares
Basic	15,868	16,104	16,031	15,803
Diluted	15,868	16,117	16,131	15,908

N/A — Not applicable as no allocation of income was made due to loss position

(1)	Earnings per diluted common shares is calculated using the basic weighted average number of common shares outstanding in periods a loss is incurred.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding disclosure. During the fourth quarter of our fiscal year ended December 31, 2010, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information regarding our executive officers included in Part I of this Form 10-K under the caption “Executive Officers” is incorporated herein by reference. The information in the definitive proxy statement for our 2011 annual meeting of shareholders to be held on May 4, 2011, under the captions “Item I — Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance — Committees of the Board-Audit Committee,” “Information Regarding the Board of Directors and Corporate Governance — Codes of Ethics and Business Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information in the definitive proxy statement for our 2011 annual meeting of shareholders to be held on May 4, 2011, under the captions “Executive Compensation,” “Certain Relationships and Related Transactions — Compensation Committee Interlocks and Insider Participation,” “Information Regarding the Board of Directors and Corporate Governance — Compensation Program for Non-Employee Directors” and “Information Regarding the Board of Directors and Corporate Governance - Non-Employee Director Compensation for 2010” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information in the definitive proxy statement for our 2011 annual meeting of shareholders to be held on May 4, 2011, under the captions “Security Ownership-Beneficial Ownership of Directors, Nominees and Executive

Officers,” “Security Ownership-Beneficial Owners of More than Five Percent of Our Common Stock” and “Outstanding Equity Awards” are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information in the definitive proxy statement for our 2011 annual meeting of shareholders to be held on May 4, 2011, under the captions “Information Regarding the Board of Directors and Corporate Governance-Director Independence,” “Certain Relationships and Related Transactions-Transactions with Related Persons” and “Certain Relationships and Related Transactions-Review and Approval of Transactions with Related Persons” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information in the definitive proxy statement for our 2011 annual meeting of shareholders to be held on May 4, 2011, under the captions “Audit Committee Report and Payment of Fees to Our Independent Auditor-Auditor Fees” and “Audit Committee Report and Payment of Fees to Our Independent Auditor-Auditor Services Pre-Approval Policy” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)  FINANCIAL STATEMENTS OF THE COMPANY.

The Consolidated Financial Statements are incorporated herein by reference and included in Part II, Item 8 to this Form 10-K.

(a)(2)  FINANCIAL STATEMENT SCHEDULES.

All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.

(a)(3)  EXHIBITS.

Exhibit		Method of
Number	Description	Filing

2.1	Separation and Distribution Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies #	(1)
2.2	Asset Purchase Agreement dated April 10, 2006, among Piper Jaffray Companies, Piper Jaffray & Co. and UBS Financial Services Inc. #	(2)
2.3	Agreement of Purchase and Sale dated April 12, 2007 among Piper Jaffray Companies, Piper Jaffray Newco Inc., WG CAR, LLC, Charles D. Walbrandt, Joseph E. Gallagher, Jr., Wiley D. Angell, James J. Cunnane, Jr. and Mohammed Riad #	(3)
2.4	Amendment to Agreement of Purchase and Sale dated September 14, 2007 among Piper Jaffray Companies, Piper Jaffray Investment Management Inc. (formerly known as Piper Jaffray Newco Inc.), WG CAR, LLC, Charles D. Walbrandt, Joseph E. Gallagher, Jr., Wiley D. Angell, James J. Cunnane, Jr. and Mohammed Riad	(4)
2.5	Equity Purchase Agreement, dated July 3, 2007, among Piper Jaffray Companies, all owners of the equity interests in Goldbond Capital Holdings Limited (“Sellers”), Ko Po Ming, and certain individuals and entities who are owners of certain Sellers #	(5)
2.6	Securities Purchase Agreement dated December 20, 2009 among Piper Jaffray Companies, Piper Jaffray Newco Inc., Advisory Research Holdings, Inc., each of the persons listed on the signature page thereto and Brien M. O’Brien and TA Associates, Inc. #	(6)
3.1	Amended and Restated Certificate of Incorporation	(7)

Exhibit		Method of
Number	Description	Filing

3.2	Amended and Restated Bylaws	(7)
4.1	Form of Specimen Certificate for Piper Jaffray Companies Common Stock	(8)
4.2	Rights Agreement, dated as of December 31, 2003, between Piper Jaffray Companies and Mellon Investor Services LLC, as Rights Agent #	(1)
4.3	Indenture dated as of December 28, 2009, between Piper Jaffray & Co. and the Bank of New York Mellon #	(9)
10.1	Sublease Agreement, dated as of September 18, 2003, between U.S. Bancorp and U.S. Bancorp Piper Jaffray Inc. #	(10)
10.2	First Amendment to Sublease Agreement, by and among U.S. Bancorp and Piper Jaffray & Co. dated March 26, 2010.	(11)
10.3	U.S. Bancorp Piper Jaffray Inc. Second Century 2000 Deferred Compensation Plan*	(1)
10.4	U.S. Bancorp Piper Jaffray Inc. Second Century Growth Deferred Compensation Plan (As Amended and Restated Effective September 30, 1998)*	(1)
10.5	Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(12)
10.6	Form of Restricted Stock Agreement for Leadership Team Performance Grants in 2008 under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(13)
10.7	Form of Restricted Stock Agreement for Employee Grants in 2009 (related to 2008 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(14)
10.8	Form of Restricted Stock Agreement for Employee Grants in 2010 (related to 2009 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(14)
10.9	Form of Restricted Stock Agreement for Employee Grants in 2011 (related to 2010 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	Filed herewith
10.10	Form of Stock Option Agreement for Employee Grants in 2004 and 2005 (related to 2003 and 2004 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(15)
10.11	Form of Stock Option Agreement for Employee Grants in 2006 (related to 2005 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(16)
10.12	Form of Stock Option Agreement for Employee Grants in 2007 and 2008 (related to 2006 and 2007 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(17)
10.13	Form of Stock Option Agreement for Non-Employee Director Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(15)
10.14	Piper Jaffray Companies Deferred Compensation Plan for Non-Employee Directors*	Filed herewith
10.15	Summary of Non-Employee Director Compensation Program*	Filed herewith
10.16	Summary of Annual Incentive Program for Certain Executive Officers*	(18)
10.17	Employment Agreement by and among Piper Jaffray Asia Holdings Limited, Piper Jaffray Companies and Ko, Po Ming*	(13)
10.18	Form of Notice Period Agreement*	(17)
10.19	Loan Agreement (Broker-Dealer VRDN), dated September 30, 3008, between Piper Jaffray & Co. and U.S. Bank National Association #	(19)
10.20	First Amendment to Loan Agreement (Broker-Dealer VRDN), dated November 3, 2008 between Piper Jaffray & Co. and U.S. Bank National Association #	(14)

Exhibit		Method of
Number	Description	Filing

10.21	Second Amendment to Loan Agreement (Broker-Dealer VRDN), dated September 25, 2009 between Piper Jaffray & Co. and U.S. Bank National Association #	(14)
10.22	Third Amendment to Loan Agreement (Broker-Dealer VRDN), dated September 30, 2010 between Piper Jaffray & Co. and U.S. Bank National Association	(20)
10.23	Fourth Amendment to Loan Agreement (Broker-Dealer VRDN), dated December 31, 2010 between Piper Jaffray & Co. and U.S. Bank National Association	Filed herewith
10.24	Credit Agreement, dated December 29, 2010, by and among the Company, SunTrustBank, as administrative agent, and the lenders party thereto	(21)
10.25	Letter Agreement between Piper Jaffray Companies and Brien M. O’Brien*	(11)
10.26	Restricted Stock Agreement with Brien O’Brien*	(11)
10.27	Compromise Agreement with David Wilson	Filed herewith
10.28	Amendment to Forms of Restricted Stock and Stock Option Agreement	Filed herewith
21.1	Subsidiaries of Piper Jaffray Companies	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
24.1	Power of Attorney	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice Chairman and Chief Financial Officer	Filed herewith
32.1	Section 1350 Certifications	Filed herewith

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

#	The Company hereby agrees to furnish supplementally to the Commission upon request any omitted exhibit or schedule.

(1)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year end December 31, 2003, filed with the Commission on March 8, 2004, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on April 11, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on April 13, 2007, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on September 14, 2007, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on July 3, 2007, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on December 21, 2009, and incorporated herein by reference.

(7)	File as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2007, filed with the Commission on August 8, 2007, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Form 10, filed with the Commission on June 25, 2003, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on December 30, 2009, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Amendment No. 2 to Form 10, filed with the Commission on October 23, 2003, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Form 10-Q For the quarterly period ended March 31, 2010, filed with the Commission on May 7, 2010, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Form 10-Q for the year ended June 30, 2009, filed with the Commission on July 31, 2009, and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Form 10-Q for the year ended June 30, 2008, filed with the Commission on August 1, 2008, and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Form 10-K For the year ended December 31, 2009, filed with the

Commission on February 26, 2010, and incorporated herein by reference.

(15)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, filed with the Commission on August 4, 2004, and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Form 10-K For the year ended December 31, 2005, filed with the Commission on March 1, 2006, and incorporated herein by reference.

(17)	Filed as an exhibit to the Company’s Form 10-K For the year ended December 31, 2006, filed with the Commission on March 1, 2007, and incorporated herein by reference.

(18)	Incorporated herein by reference to Item 5.02 of the Company’s Form 8-K, filed with the Commission on February 23, 2011.

(19)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2008, filed with the Commission on November 10, 2008, and incorporated herein by reference.

(20)	Filed as an exhibit to the Company’s Form 10-Q For the quarterly period ended September 30, 2010, filed with the Commission on November 3, 2010, and incorporated herein by reference.

(21)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on December 30, 2010, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2011.

PIPER JAFFRAY COMPANIES

By	/s/ Andrew S. Duff
Its Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2011.

Signature	Title

/s/ Andrew S. Duff Andrew S. Duff	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Debbra L. Schoneman Debbra L. Schoneman	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Michael R. Francis Michael R. Francis	Director

/s/ Virginia Gambale Virginia Gambale	Director

/s/ B. Kristine Johnson B. Kristine Johnson	Director

/s/ Addison L. Piper Addison L. Piper	Director

/s/ Lisa K. Polsky Lisa K. Polsky	Director

/s/ Frank L. Sims Frank L. Sims	Director

/s/ Jean M. Taylor Jean M. Taylor	Director

/s/ Michele Volpi Michele Volpi	Director

Exhibit Index

Exhibit		Method of
Number	Description	Filing

2.1	Separation and Distribution Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies #	(1)
2.2	Asset Purchase Agreement dated April 10, 2006, among Piper Jaffray Companies, Piper Jaffray & Co. and UBS Financial Services Inc. #	(2)
2.3	Agreement of Purchase and Sale dated April 12, 2007 among Piper Jaffray Companies, Piper Jaffray Newco Inc., WG CAR, LLC, Charles D. Walbrandt, Joseph E. Gallagher, Jr., Wiley D. Angell, James J. Cunnane, Jr. and Mohammed Riad #	(3)
2.4	Amendment to Agreement of Purchase and Sale dated September 14, 2007 among Piper Jaffray Companies, Piper Jaffray Investment Management Inc. (formerly known as Piper Jaffray Newco Inc.), WG CAR, LLC, Charles D. Walbrandt, Joseph E. Gallagher, Jr., Wiley D. Angell, James J. Cunnane, Jr. and Mohammed Riad	(4)
2.5	Equity Purchase Agreement, dated July 3, 2007, among Piper Jaffray Companies, all owners of the equity interests in Goldbond Capital Holdings Limited (“Sellers”), Ko Po Ming, and certain individuals and entities who are owners of certain Sellers #	(5)
2.6	Securities Purchase Agreement dated December 20, 2009 among Piper Jaffray Companies, Piper Jaffray Newco Inc., Advisory Research Holdings, Inc., each of the persons listed on the signature page thereto and Brien M. O’Brien and TA Associates, Inc #	(6)
3.1	Amended and Restated Certificate of Incorporation	(7)
3.2	Amended and Restated Bylaws	(7)
4.1	Form of Specimen Certificate for Piper Jaffray Companies Common Stock	(8)
4.2	Rights Agreement, dated as of December 31, 2003, between Piper Jaffray Companies and Mellon Investor Services LLC, as Rights Agent #	(1)
4.3	Indenture dated as of December 28, 2009, between Piper Jaffray & Co. and the Bank of New York Mellon #	(9)
10.1	Sublease Agreement, dated as of September 18, 2003, between U.S. Bancorp and U.S. Bancorp Piper Jaffray Inc. #	(10)
10.2	First Amendment to Sublease Agreement, by and among U.S. Bancorp and Piper Jaffray & Co. dated March 26, 2010.	(11)
10.3	U.S. Bancorp Piper Jaffray Inc. Second Century 2000 Deferred Compensation Plan*	(1)
10.4	U.S. Bancorp Piper Jaffray Inc. Second Century Growth Deferred Compensation Plan (As Amended and Restated Effective September 30, 1998)*	(1)
10.5	Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(12)
10.6	Form of Restricted Stock Agreement for Leadership Team Performance Grants in 2008 under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(13)
10.7	Form of Restricted Stock Agreement for Employee Grants in 2009 (related to 2008 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(14)
10.8	Form of Restricted Stock Agreement for Employee Grants in 2010 (related to 2009 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(14)
10.9	Form of Restricted Stock Agreement for Employee Grants in 2011 (related to 2010 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	Filed herewith
10.10	Form of Stock Option Agreement for Employee Grants in 2004 and 2005 (related to 2003 and 2004 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(15)

Exhibit		Method of
Number	Description	Filing

10.11	Form of Stock Option Agreement for Employee Grants in 2006 (related to 2005 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(16)
10.12	Form of Stock Option Agreement for Employee Grants in 2007 and 2008 (related to 2006 and 2007 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(17)
10.13	Form of Stock Option Agreement for Non-Employee Director Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(15)
10.14	Piper Jaffray Companies Deferred Compensation Plan for Non-Employee Directors*	Filed herewith
10.15	Summary of Non-Employee Director Compensation Program*	Filed herewith
10.16	Summary of Annual Incentive Program for Certain Executive Officers*	(18)
10.17	Employment Agreement by and among Piper Jaffray Asia Holdings Limited, Piper Jaffray Companies and Ko, Po Ming*	(13)
10.18	Form of Notice Period Agreement*	(17)
10.19	Loan Agreement (Broker-Dealer VRDN), dated September 30, 3008, between Piper Jaffray & Co. and U.S. Bank National Association #	(19)
10.20	First Amendment to Loan Agreement (Broker-Dealer VRDN), dated November 3, 2008 between Piper Jaffray & Co. and U.S. Bank National Association #	(14)
10.21	Second Amendment to Loan Agreement (Broker-Dealer VRDN), dated September 25, 2009 between Piper Jaffray & Co. and U.S. Bank National Association #	(14)
10.22	Third Amendment to Loan Agreement (Broker-Dealer VRDN), dated September 30, 2010 between Piper Jaffray & Co. and U.S. Bank National Association	(20)
10.23	Fourth Amendment to Loan Agreement (Broker-Dealer VRDN), dated December 31, 2010 between Piper Jaffray & Co. and U.S. Bank National Association	Filed herewith
10.24	Credit Agreement, dated December 29, 2010, by and among the Company, SunTrustBank, as administrative agent, and the lenders party thereto	(21)
10.25	Letter Agreement between Piper Jaffray Companies and Brien M. O’Brien*	(11)
10.26	Restricted Stock Agreement with Brien O’Brien*	(11)
10.27	Compromise Agreement with David Wilson	Filed herewith
10.28	Amendment to Forms of Restricted Stock and Stock Option Agreement	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
24.1	Power of Attorney	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice Chairman and Chief Financial Officer	Filed herewith
32.1	Section 1350 Certifications	Filed herewith

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

#	The Company hereby agrees to furnish supplementally to the Commission upon request any omitted exhibit or schedule.

(1)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year end December 31, 2003, filed with the Commission on March 8, 2004, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on April 11, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on April 13, 2007, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on September 14, 2007, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on July 3, 2007, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on December 21, 2009, and incorporated herein by reference.

(7)	File as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2007, filed with the Commission on August 8, 2007, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Form 10, filed with the Commission on June 25, 2003, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on December 30, 2009, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Amendment No. 2 to Form 10, filed with the Commission on October 23, 2003, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Form 10-Q For the quarterly period ended March 31, 2010, filed with the Commission on May 7, 2010, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Form 10-Q for the year ended June 30, 2009, filed with the Commission on July 31, 2009, and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Form 10-Q for the year ended June 30, 2008, filed with the Commission on August 1, 2008, and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Form 10-K For the year ended December 31, 2009, filed with the Commission on February 26, 2010, and incorporated herein by reference.

(15)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, filed with the Commission on August 4, 2004, and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Form 10-K For the year ended December 31, 2005, filed with the Commission on March 1, 2006, and incorporated herein by reference.

(17)	Filed as an exhibit to the Company’s Form 10-K For the year ended December 31, 2006, filed with the Commission on March 1, 2007, and incorporated herein by reference.

(18)	Incorporated herein by reference to Item 5.02 of the Company’s Form 8-K, filed with the Commission on February XX, 2011.

(19)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2008, filed with the Commission on November 10, 2008, and incorporated herein by reference.

(20)	Filed as an exhibit to the Company’s Form 10-Q For the quarterly period ended September 30, 2010, filed with the Commission on November 3, 2010, and incorporated herein by reference.

(21)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on December 30, 2010, and incorporated herein by reference.