Form 10-Q
period 2011-03-31
PIPER JAFFRAY COMPANIES
filed 2011-05-05
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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
     As of April 29, 2011, the registrant had 19,339,489 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Piper Jaffray Companies
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2011	2010
(Amounts in thousands, except share data)	(Unaudited)
Assets

Cash and cash equivalents	$43,263	$50,602
Cash and cash equivalents segregated for regulatory purposes	7,006	27,006
Receivables:
Customers	60,712	42,955
Brokers, dealers and clearing organizations	174,775	188,798
Securities purchased under agreements to resell	231,738	258,997

Financial instruments and other inventory positions owned	368,986	358,344
Financial instruments and other inventory positions owned and pledged as collateral	493,692	515,806

Total financial instruments and other inventory positions owned	862,678	874,150

Fixed assets (net of accumulated depreciation and amortization of $58,031 and $57,777, respectively)	21,860	21,477
Goodwill	322,650	322,594
Intangible assets (net of accumulated amortization of $15,501 and $18,232, respectively)	57,511	59,580
Other receivables	54,697	54,098
Other assets	125,112	133,530

Total assets	$1,962,002	$2,033,787

Liabilities and Shareholders’ Equity

Short-term financing	$125,213	$193,589
Long-term financing	122,500	125,000
Payables:
Customers	65,005	51,814
Brokers, dealers and clearing organizations	37,162	18,519
Securities sold under agreements to repurchase	320,278	239,880
Financial instruments and other inventory positions sold, but not yet purchased	373,047	365,747
Accrued compensation	40,585	147,729
Other liabilities and accrued expenses	44,634	78,197

Total liabilities	1,128,424	1,220,475

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at March 31, 2011 and December 31, 2010; Shares issued: 19,509,813 at March 31, 2011 and December 31, 2010; Shares outstanding: 15,806,781 at March 31, 2011 and 14,652,665 at December 31, 2010	195	195
Additional paid-in capital	801,090	836,152
Retained earnings	186,788	179,555
Less common stock held in treasury, at cost: 3,703,032 shares at March 31, 2011 and 4,857,148 shares at December 31, 2010	(155,189)	(203,317)
Other comprehensive income	694	727

Total shareholders’ equity	833,578	813,312

Total liabilities and shareholders’ equity	$1,962,002	$2,033,787

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2011	2010
Revenues:

Investment banking	$47,041	$43,748
Institutional brokerage	48,231	49,095
Asset management	17,929	9,154
Interest	14,229	13,449
Other income	5,511	2,927

Total revenues	132,941	118,373

Interest expense	8,161	8,787

Net revenues	124,780	109,586

Non-interest expenses:

Compensation and benefits	75,545	65,096
Occupancy and equipment	8,448	7,669
Communications	6,611	6,489
Floor brokerage and clearance	2,466	2,617
Marketing and business development	6,210	5,322
Outside services	8,106	8,004
Intangible asset amortization expense	2,069	976
Other operating expenses	3,977	4,258

Total non-interest expenses	113,432	100,431

Income before income tax expense	11,348	9,155

Income tax expense	4,115	8,645

Net income	$7,233	$510

Net income applicable to common shareholders	$5,711	$409

Earnings per common share
Basic	$0.38	$0.03
Diluted	$0.38	$0.03

Weighted average number of common shares outstanding
Basic	15,177	15,837
Diluted	15,224	15,924
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Operating Activities:

Net income	$7,233	$510
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	1,782	1,847
Deferred income taxes	15,161	16,133
Stock-based compensation	9,142	6,997
Amortization of intangible assets	2,069	976
Amortization of forgivable loans	2,076	1,315
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	20,000	1,000
Receivables:
Customers	(17,760)	23,569
Brokers, dealers and clearing organizations	14,023	49,741
Securities purchased under agreements to resell	27,259	(216,602)
Net financial instruments and other inventory positions owned	18,772	12,519
Other receivables	(2,630)	418
Other assets	(6,637)	(2,417)
Increase/(decrease) in operating liabilities:
Payables:
Customers	13,185	(7,681)
Brokers, dealers and clearing organizations	18,643	(8,976)
Securities sold under agreements to repurchase	22,149	(200)
Accrued compensation	(85,200)	(91,616)
Other liabilities and accrued expenses	(33,682)	(14,794)

Net cash provided by/(used in) operating activities	25,585	(227,261)

Investing Activities:

Business acquisitions, net of cash acquired	(56)	(181,906)
Purchases of fixed assets, net	(2,147)	(952)

Net cash used in investing activities	(2,203)	(182,858)

Financing Activities:

Increase/(decrease) in short-term financing	(68,376)	3,441
Decrease in long-term financing	(2,500)	-
Decrease in securities loaned	-	(3,652)
Increase in securities sold under agreements to repurchase	58,249	415,651
Repurchase of common stock	(18,623)	(8,316)
Excess tax benefits from stock-based compensation	533	-
Proceeds from stock option transactions	31	98

Net cash provided by/(used in) financing activities	(30,686)	407,222

Currency adjustment:
Effect of exchange rate changes on cash	(35)	(562)

Net decrease in cash and cash equivalents	(7,339)	(3,459)

Cash and cash equivalents at beginning of period	50,602	43,942

Cash and cash equivalents at end of period	$43,263	$40,483

Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$9,796	$6,089
Income taxes	$18,628	$257

Non-cash investing activities -
Issuance of restricted common stock for acquisition of Advisory Research, Inc.:
893,105 shares for the three months ended March 31, 2010	$-	$31,822

Non-cash financing activities -
Issuance of common stock for retirement plan obligations:
90,085 shares and 81,696 shares for the three months ended March 31, 2011 and 2010, respectively	$3,814	$3,634

Issuance of restricted common stock for annual equity award:
592,697 shares and 699,673 shares for the three months ended March 31, 2011 and 2010, respectively	$25,095	$31,121
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Notes to the Consolidated Financial Statements

Note 1	Background
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
The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and reflect all adjustments that in the opinion of management are normal and recurring and that are necessary for a fair statement of the results for the interim periods presented. In accordance with these rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. The consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for a full description of the Company’s significant accounting policies.

Note 3	Recent Accounting Pronouncements
Adoption of New Accounting Standards
Fair Value Measurements
In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”) amending FASB Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy and to disclose information in the Level III rollforward about purchases, sales, issuances and settlements on a gross basis. ASU 2010-06 also further clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level II and Level III fair value measurements. The guidance in ASU 2010-06 was effective for the Company January 1, 2010, except for the requirement to separately disclose purchases, sales, issuances and settlements on a gross basis in the Level III rollforward, which was effective January 1, 2011. While the adoption of ASU 2010-06 did not change accounting requirements, it did impact the Company’s disclosures about fair value measurements.

Note 4	Acquisition of Advisory Research, Inc.
On March 1, 2010, the Company completed the purchase of ARI, an asset management firm based in Chicago, Illinois. The purchase was completed pursuant to the securities purchase agreement dated December 20, 2009. The fair value as of the acquisition date was $212.1 million, consisting of $180.3 million in cash and 893,105 shares (881,846 of which vest in four equal annual installments) of the Company’s common stock valued at $31.8 million. The fair value of the 881,846 shares of common stock with vesting restrictions was determined using the market price of the Company’s common stock on the date of the acquisition discounted for the liquidity restrictions in accordance with the valuation principles of ASC 820. The vesting provisions of these 881,846 shares (of which 220,466 shares vested on March 1, 2011) are principally time-based, but also include certain post-termination restrictions. The remaining 11,259 shares have no vesting restrictions and the fair value was determined using the market price of the Company’s common stock on the date of the acquisition. A portion of the purchase price payable in cash was funded by proceeds from the issuance of variable rate senior notes (“Notes”) in the amount of $120 million pursuant to the note purchase agreement (“Note Purchase Agreement”) dated December 31, 2009 with certain entities advised by Pacific Investment Management Company LLC (“PIMCO”) and discussed further in Note 14 to these consolidated financial statements.
The acquisition was accounted for under the acquisition method of accounting in accordance with FASB Accounting Standards Codification Topic 805, “Business Combinations.” Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. The Company recorded $152.3 million of goodwill as an asset on the consolidated statements of financial condition, which is deductible for income tax purposes. In management’s opinion, the goodwill represents the reputation and expertise of ARI in the asset management business.

Identifiable intangible assets purchased by the Company consisted of customer relationships and the ARI trade name with acquisition-date fair values of $52.2 million and $2.9 million, respectively. Acquisition costs of $44,000 were incurred in the three months ended March 31, 2010, and are included in outside services on the consolidated statements of operations.
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
The following unaudited pro forma financial data assumes the acquisition had occurred on January 1, 2010, the beginning of the period in which the acquisition occurred. Pro forma results have been prepared by adjusting the consolidated Company’s historical results to include ARI’s results of operations adjusted for the following changes: depreciation and amortization expenses were adjusted as a result of acquisition-date fair value adjustments to fixed assets, intangible assets, deferred acquisition costs and lease obligations; interest expense was adjusted for revised debt structures; and the income tax effect of applying the Company’s statutory tax rates to ARI’s results. The consolidated Company’s unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable period presented, nor does it indicate the results of operations in future periods.

Three Months Ended
March 31,
(Dollars in thousands)	2010
Net revenues	$117,631
Net income	$2,257

Note 5	Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased
Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased were as follows:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$36,765	$18,089
Convertible securities	39,541	37,290
Fixed income securities	72,700	58,591
Municipal securities:
Taxable securities	253,135	295,439
Tax-exempt securities	131,918	137,340
Short-term securities	78,516	48,830
Asset-backed securities	80,141	88,922
U.S. government agency securities	129,465	153,739
U.S. government securities	18,128	6,569
Derivative contracts	22,369	29,341

	$862,678	$874,150

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$29,863	$23,651
Convertible securities	6,306	8,320
Fixed income securities	22,268	17,965
Asset-backed securities	21,032	12,425
U.S. government agency securities	83,121	52,934
U.S. government securities	206,561	250,452
Derivative contracts	3,896	-

	$373,047	$365,747

At March 31, 2011 and December 31, 2010, financial instruments and other inventory positions owned in the amount of $493.7 million and $515.8 million, respectively, had been pledged as collateral for the Company’s repurchase agreements and short-term financings.
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
Trading securities derivatives: The Company entered into interest rate derivative contracts to hedge interest rate and market value risks associated with its fixed income securities. The instruments use interest rates based upon either the Municipal Market Data (“MMD”) index, LIBOR or the SIFMA index. The Company also enters into credit default swap index contracts to hedge credit risk associated with its taxable fixed income securities.
Firm investments: The Company enters into foreign currency forward contracts to manage the currency exposure related to its non-U.S. dollar denominated firm investments.
The following table presents the total absolute notional contract amount associated with the Company’s outstanding derivative instruments:

(Dollars in thousands)		March 31,	December 31,

Transaction Type or Hedged Security	Derivative Category	2011	2010
Customer matched-book	Interest rate derivative contract	$6,481,336	$6,505,232
Trading securities	Interest rate derivative contract	202,250	192,250
Trading securities	Credit default swap index contract	200,000	200,000
Firm investments	Foreign currency forward contract	-	16,645

		$6,883,586	$6,914,127

The Company’s interest rate derivative contracts, credit default swap index contracts and foreign currency forward contracts do not qualify for hedge accounting, therefore, unrealized gains and losses are recorded on the consolidated statements of operations. The following table presents the Company’s unrealized gains/(losses) on derivative instruments:

(Dollars in thousands)		Three Months Ended March 31,

Derivative Category	Operations Category	2011	2010
Interest rate derivative contract	Investment banking	$(547)	$(1,167)
Interest rate derivative contract	Institutional brokerage	(1,246)	126
Credit default swap index contract	Institutional brokerage	(105)	-
Foreign currency forward contract	Other operating expenses	59	57

		$(1,839)	$(984)

The gross fair market value of all derivative instruments and their location on the Company’s consolidated statements of financial condition prior to counterparty netting are shown below by asset or liability position (1):

(Dollars in thousands)		Asset Value at		Liability Value at

Derivative Category	Financial Condition Location	March 31, 2011	Financial Condition Location	March 31, 2011
Interest rate derivative contract	Financial intruments and other inventory positions owned	$334,809	Financial intruments and other inventory positions sold, but not yet purchased	$294,722
Credit default swap index contract	Financial intruments and other inventory positions owned	2,336	Financial intruments and other inventory positions sold, but not yet purchased	3,226

		$337,145		$297,948

(1)	Amounts are disclosed at gross fair value in accordance with the requirement of FASB Accounting Standards Codification Topic 815, “Derivatives and Hedging”(“ASC 815”).
Derivatives are reported on a net basis by counterparty when legal right of offset exists and when applicable provisions are stated in master netting agreements. Cash collateral received or paid is netted on a counterparty basis, provided a legal right of offset exists.
Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company’s financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company’s derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of March 31, 2011, the Company had $17.3 million of uncollateralized credit exposure with these counterparties (notional contract amount of $267.5 million), including $9.8 million of uncollateralized credit exposure with one counterparty.

Note 6	Fair Value of Financial Instruments
The Company records financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased at fair value on the consolidated statements of financial condition with unrealized gains and losses reflected on the consolidated statements of operations.
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
Financial Instruments and Other Inventory Positions Owned
Equity securities — Exchange traded equity securities are valued based on quoted prices from the exchange for identical assets or liabilities as of the period-end date. To the extent these securities are actively traded and valuation adjustments are not applied, they are categorized as Level I. Non-exchange traded equity securities (principally hybrid preferred securities) are measured primarily using broker quotations, pricing service data from external providers and prices observed for recently executed market transactions and are categorized within Level II of the fair value hierarchy. Where such information is not available, non-exchange traded equity securities are categorized as Level III financial instruments and measured using valuation techniques involving quoted prices of or market data for comparable companies. When using pricing data of comparable companies, judgment must be applied to adjust the pricing data to account for differences between the measured security and the comparable security (e.g., issuer market capitalization, yield, dividend rate and geographical concentration).
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
Tax-exempt municipal securities — Tax-exempt municipal securities are valued using recently executed observable trades or market price quotations and therefore are generally categorized as Level II. Certain illiquid tax-exempt municipal securities are valued using market data for comparable securities (maturity and sector) and management judgment to infer an appropriate current yield and are categorized as Level III.
Short-term municipal securities — Short-term municipal securities include auction rate securities, variable rate demand notes, and other short-term municipal securities. Variable rate demand notes and other short-term municipal securities are valued using recently executed observable trades or market price quotations and therefore are generally categorized as Level II. Auction rate securities are categorized as Level III.
Asset-backed securities — Asset-backed securities are valued using observable trades, when available. Certain asset-backed securities are valued using models where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data. These asset-backed securities are categorized as Level II. Other asset-backed securities, which are principally collateralized by residential mortgages or aircraft, have experienced low volumes of executed transactions that results in less observable transaction data. Asset-backed securities collateralized by residential mortgages are valued using cash flow models that utilize unobservable inputs including credit default rates ranging from 1-10%, prepayment rates ranging from 3-20% of CPR, severity ranging from 40-80% and valuation yields ranging from 4-9%. Asset-backed securities collateralized by aircraft are valued using cash flow models that utilize unobservable inputs including airplane lease rates, aircraft valuation, trust costs, and other factors impacting security cash flows. The Company’s aircraft asset-backed securities had a weighted average yield of 11.5% at March 31, 2011. As judgment is used to determine the range of these inputs, these asset-backed securities are categorized as Level III.
U.S. government agency securities — U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities and thus, are categorized as Level II. Mortgage bonds include mortgage bonds, mortgage pass-through securities and agency collateralized mortgage-obligations (“CMO”). Mortgage pass-through securities and CMO securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore, generally are categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields ranging from 80-120 basis point spreads to treasury securities, or models based upon prepayment expectations ranging from 200-350 Public Securities Association (“PSA”) prepayment levels. These securities are categorized as Level II.
U.S. government securities — U.S. government securities include highly liquid U.S. treasury securities which are generally valued using quoted market prices and therefore categorized as Level I.
Derivatives — Derivative contracts include interest rate, forward purchase agreement and basis swaps, interest rate locks, futures, credit default swap index contracts and foreign currency forward contracts. These instruments derive their value from underlying assets, reference rates, indices or a combination of these factors. The majority of the Company’s interest rate derivative contracts, including both interest rate swaps and interest rate locks, are valued using market standard pricing models based on the net present value of estimated future cash flows. The valuation models used do not involve material subjectivity as the methodologies do not entail significant judgment and the pricing inputs are market observable, including contractual terms, yield curves and measures of volatility. These instruments are classified as Level II within the fair value hierarchy. Certain interest rate locks transact in less active markets and were valued using valuation models that used the previously mentioned observable inputs and unobservable inputs that required significant judgment. These instruments are classified as Level III. The Company’s credit default swap index contracts and foreign currency forward contracts are valued using market price quotations and classified as Level II.
Investments
The Company’s investments valued at fair value include investments in public companies, warrants of public or private companies and investments in certain illiquid municipal bonds. These investments are included in other assets on the consolidated statements of financial condition. Exchange traded direct equity investments in public companies are valued based on quoted prices on active markets and reported in Level I. Company-owned warrants, which have a cashless exercise option, are valued based upon the Black-Scholes option-pricing model that uses discount rates and stock volatility factors of comparable companies as inputs. These inputs are subject to management judgment to account for differences between the measured investment and comparable companies. Company-owned warrants are reported as Level III assets. Investments in certain illiquid municipal bonds that the Company is holding for investment are measured using valuation techniques involving significant management judgment and are reported as Level III assets.
Fair Value Option — The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking investments at inception to reflect economic events in earnings on a timely basis. At March 31, 2011, $8.6 million in merchant banking investments, included within other assets on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets. The gains and losses as a result of electing to apply the fair value option to certain financial assets was not material for the three months ended March 31, 2011.
The following table summarizes the valuation of our financial instruments by pricing observability levels defined in ASC 820 as of March 31, 2011:

				Counterparty
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$11,670	$23,730	$1,365	$-	$36,765
Convertible securities	-	34,468	5,073	-	39,541
Fixed income securities	-	72,604	96	-	72,700
Municipal securities:
Taxable securities	-	253,135	-	-	253,135
Tax-exempt securities	-	128,211	3,707	-	131,918
Short-term securities	-	78,341	175	-	78,516
Asset-backed securities	-	29,079	51,062	-	80,141
U.S. government agency securities	-	129,465	-	-	129,465
U.S. government securities	18,128	-	-	-	18,128
Derivative contracts	-	52,090	4,113	(33,834)	22,369

Total financial instruments and other inventory positions owned:	29,798	801,123	65,591	(33,834)	862,678

Cash equivalents	15,021	-	-	-	15,021

Investments	4,133	-	17,900	-	22,033

Total assets	$48,952	$801,123	$83,491	$(33,834)	$899,732

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$29,863	$-	$-	$-	$29,863
Convertible securities	-	4,393	1,913	-	6,306
Fixed income securities	-	22,108	160	-	22,268
Asset-backed securities	-	17,813	3,219	-	21,032
U.S. government agency securities	-	83,121	-	-	83,121
U.S. government securities	206,561	-	-	-	206,561
Derivative contracts	-	16,139	867	(13,110)	3,896

Total financial instruments and other inventory positions sold, but not yet purchased:	236,424	143,574	6,159	(13,110)	373,047

Investments	-	-	1,610	-	1,610

Total liabilities	$236,424	$143,574	$7,769	$(13,110)	$374,657

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

The following table summarizes the valuation of our financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2010:

				Counterparty
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$14,509	$2,240	$1,340	$-	$18,089
Convertible securities	-	34,405	2,885	-	37,290
Fixed income securities	-	52,323	6,268	-	58,591
Municipal securities:
Taxable securities	-	295,439	-	-	295,439
Tax-exempt securities	-	131,222	6,118	-	137,340
Short-term securities	-	48,705	125	-	48,830
Asset-backed securities	-	43,752	45,170	-	88,922
U.S. government agency securities	-	153,739	-	-	153,739
U.S. government securities	6,569	-	-	-	6,569
Derivative contracts	-	58,047	4,665	(33,371)	29,341

Total financial instruments and other inventory positions owned:	21,078	819,872	66,571	(33,371)	874,150

Cash equivalents	9,923	-	-	-	9,923

Investments	4,961	-	9,682	-	14,643

Total assets	$35,962	$819,872	$76,253	$(33,371)	$898,716

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$23,651	$-	$-	$-	$23,651
Convertible securities	-	6,543	1,777	-	8,320
Fixed income securities	-	15,642	2,323	-	17,965
Asset-backed securities	-	10,310	2,115	-	12,425
U.S. government agency securities	-	52,934	-	-	52,934
U.S. government securities	250,452	-	-	-	250,452
Derivative contracts	-	21,084	339	(21,423)	-

Total financial instruments and other inventory positions sold, but not yet purchased:	274,103	106,513	6,554	(21,423)	365,747

Investments	-	-	1	-	1

Total liabilities	$274,103	$106,513	$6,555	$(21,423)	$365,748

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.
The Company’s Level III assets were $83.5 million and $76.3 million, or 9.3 percent and 8.5 percent of financial instruments measured at fair value at March 31, 2011 and December 31, 2010, respectively. Transfers between levels are recognized at the beginning of the reporting period. There were $10.7 million of transfers of financial assets from Level II to Level III during the three months ended March 31, 2011 related to tax-exempt securities, convertible securities and asset-backed securities for which no recent trade activity was observed and valuation inputs became unobservable. There were $0.3 million of transfers of financial liabilities from Level II to Level III during the three months ended March 31, 2011. There were $2.9 million of transfers of financial assets and $1.8 million of transfers of financial liabilities from Level III to Level II during the three months ended March 31, 2011 related to convertible securities for which market trades were observed that provided transparency into the valuation of these assets. Transfers between Level I and Level II were not material for the three months ended March 31, 2011 and 2010, respectively.

As discussed in Note 3, the Company began disclosing information in the Level III rollforward on a gross basis for purchases, sales, issuances and settlements effective January 1, 2011. The following tables summarize the changes in fair value associated with Level III financial instruments during the three months ended March 31, 2011 and 2010:

	Balance at							Balance at
	December 31,					Realized gains/	Unrealized gains/	March 31,
(Dollars in thousands)	2010	Purchases	Sales	Transfers in	Transfers out	(losses) (1)	(losses) (1)	2011
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$1,340	$-	$-	$-	$-	$-	$25	$1,365
Convertible securities	2,885	80,238	(78,401)	6,122	(2,885)	(1,877)	(1,009)	5,073
Fixed income securities	6,268	26,389	(32,728)	-	-	147	20	96
Municipal securities:
Tax-exempt securities	6,118	-	(6,106)	3,791	-	(3)	(93)	3,707
Short-term securities	125	50	-	-	-	-	-	175
Asset-backed securities	45,170	83,840	(77,598)	754	-	(1,139)	35	51,062
Derivative contracts	4,665	-	-	-	-	-	(552)	4,113

Total financial instruments and other inventory positions owned:	66,571	190,517	(194,833)	10,667	(2,885)	(2,872)	(1,574)	65,591

Investments	9,682	8,555	(641)	-	-	641	(337)	17,900

Total assets	$76,253	$199,072	$(195,474)	$10,667	$(2,885)	$(2,231)	$(1,911)	$83,491

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Convertible securities	$1,777	$-	$1,909	$-	$(1,777)	$-	$4	$1,913
Fixed income securities	2,323	(2,903)	710	-	-	(27)	57	160
Asset-backed securities	2,115	(5,620)	6,539	322	-	17	(154)	3,219
Derivative contracts	339	-	-	-	-	-	528	867

Total financial instruments and other inventory positions sold, but not yet purchased:	6,554	(8,523)	9,158	322	(1,777)	(10)	435	6,159

Investments	1	1,609	(65)	-	-	65	-	1,610

Total liabilities	$6,555	$(6,914)	$9,093	$322	$(1,777)	$55	$435	$7,769

	Balance at					Balance at
	December 31,	Purchases/	Net transfers	Realized gains/	Unrealized gains/	March 31,
(Dollars in thousands)	2009	(sales), net	in/(out)	(losses) (1)	(losses) (1)	2010
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$-	$7,590	$4,292	$1,836	$967	$14,685
Fixed income securities	-	1,937	-	211	(2)	2,146
Municipal securities:
Short-term securities	17,825	-	-	-	(1)	17,824
Asset-backed securities	24,239	(7,924)	8,796	1,688	493	27,292
U.S. government agency securities	-	-	8,279	-	767	9,046

Total financial instruments and other inventory positions owned:	42,064	1,603	21,367	3,735	2,224	70,993

Investments	2,240	-	-	-	802	3,042

Total assets	$44,304	$1,603	$21,367	$3,735	$3,026	$74,035

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Fixed income securities	$7,771	$(2,310)	$-	$46	$109	$5,616
Asset-backed securities	2,154	1,586	507	18	114	4,379

Total financial instruments and other inventory positions sold, but not yet purchased:	9,925	(724)	507	64	223	9,995

Investments	19	-	-	-	-	19

Total liabilities	$9,944	$(724)	$507	$64	$223	$10,014

(1)
Realized and unrealized gains/(losses) related to financial instruments, with the exception of foreign currency forward contracts and customer matched-book derivatives, are reported in institutional brokerage on the consolidated statements of operations. Realized and unrealized gains/(losses) related to foreign currency forward contracts are recorded in other operating expenses. Realized and unrealized gains/(losses) related to customer matched-book derivatives are reported in investment banking. Realized and unrealized gains/(losses) related to investments are reported in investment banking revenues or other income/(loss) on the consolidated statements of operations.

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
In the normal course of business, the Company periodically creates or transacts with entities that are investment vehicles organized as limited partnerships or limited liability companies. These entities were established for the purpose of investing in equity and debt securities of public and private companies and were initially financed through the capital commitments of the members. The Company has investments in and/or acts as the managing partner of these entities. In certain instances, the Company provides management and investment advisory services for which it earns fees generally based upon the market value of assets under management and may include incentive fees based upon performance. At March 31, 2011, the Company’s aggregate net investment in these investment vehicles totaled $22.5 million and is recorded in other assets on the consolidated statements of financial condition. The Company’s remaining capital commitments to these entities was $2.5 million at March 31, 2011.
Variable interest entities (“VIEs”) are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities. The determination as to whether an entity is a VIE is based on the amount and nature of the members’ equity investment in the entity. The Company also considers other characteristics such as the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance. For those entities that meet the deferral provisions defined by FASB ASU No. 2010-10, “Consolidation: Amendments for Certain Investment Funds,” (“ASU 2010-10”), the Company considers characteristics such as the ability to influence the decision making about the entity’s activities and how the entity is financed. The Company has identified certain of the entities described above as VIEs. These VIEs had net assets approximating $1.2 billion at March 31, 2011. The Company’s exposure to loss from these VIEs is $8.0 million, which is the carrying value of its capital contributions recorded in other assets on the consolidated statements of financial condition at March 31, 2011. The Company had no liabilities related to these VIEs at March 31, 2011.
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
The Company has not provided financial or other support to the VIEs that it was not previously contractually required to provide as of March 31, 2011.

Note 8	Receivables from and Payables to Brokers, Dealers and Clearing Organizations
Amounts receivable from brokers, dealers and clearing organizations at March 31, 2011 and December 31, 2010 included:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Receivable arising from unsettled securities transactions, net	$44,984	$65,923
Deposits paid for securities borrowed	74,677	62,720
Receivable from clearing organizations	14,439	19,168
Deposits with clearing organizations	26,466	24,795
Securities failed to deliver	4,952	1,361
Other	9,257	14,831

	$174,775	$188,798

Amounts payable to brokers, dealers and clearing organizations at March 31, 2011 and December 31, 2010 included:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Payable to clearing organizations	$14,297	$2,320
Securities failed to receive	3,488	499
Other	19,377	15,700

	$37,162	$18,519

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
In the normal course of business, the Company obtains securities purchased under agreements to resell, securities borrowed and margin agreements on terms that permit it to repledge or resell the securities to others. The Company obtained securities with a fair value of approximately $332.1 million and $351.7 million at March 31, 2011 and December 31, 2010, respectively, of which $290.5 million and $309.9 million, respectively, had been either pledged or otherwise transferred to others in connection with the Company’s financing activities or to satisfy its commitments under financial instruments and other inventory positions sold, but not yet purchased.

At March 31, 2011, the Company’s securities sold under agreements to repurchase (“Repurchase Liabilities”) exceeded 10 percent of total assets. The following is a summary of Repurchase Liabilities, the fair market value of collateral pledged and the interest rate charged by the Company’s counterparty, which is based on LIBOR plus an applicable margin as of March 31, 2011:

	Repurchase	Fair Market
(Dollars in thousands)	Liabilities	Value	Interest Rates
Overnight maturities:
Corporate securities:
Fixed income securities	$4,557	$5,657	1.18%
Municipal securities:
Taxable securities	123,459	149,803	1.18%
Tax-exempt securities	38,376	46,786	1.18%
Short-term securities	8,608	10,448	1.18%
On demand maturities:
Corporate securities:
Fixed income securities	30,730	31,987	0.65 - 0.95%
U.S. government agency securities	97,952	109,639	0.40 - 1.18%
U.S. government securities	7,682	7,650	0.30%
Asset-backed securities	8,914	12,882	1.68%

	$320,278	$374,852

Note 10 Other Assets
Other assets include net deferred tax assets, prepaid expenses and proprietary investments. The Company’s investments include direct equity investments in public companies, investments in private companies and partnerships, warrants of public or private companies, private company debt and investments to fund deferred compensation liabilities.
Other assets at March 31, 2011 and December 31, 2010 included:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Net deferred income tax assets	$47,019	$62,180
Investments at fair value	22,033	14,643
Investments at cost	22,553	28,794
Investments accounted for under the equity method	19,002	16,653
Prepaid expenses	9,070	8,897
Other	5,435	2,363

Total other assets	$125,112	$133,530

Management regularly reviews the Company’s investments in private company debt and has concluded that no valuation allowance is needed as it is probable that all contractual principal and interest will be collected.
At March 31, 2011, the estimated fair market value of investments carried at cost totaled $28.3 million. The estimated fair value of investments carried at cost was measured using valuation techniques involving market data for comparable companies (e.g., multiples of revenue and earnings before income tax, depreciation and amortization (EBITDA)). Valuation adjustments, based upon management’s judgment, were made to account for differences between the measured security and comparable securities.
Investments accounted for under the equity method include general and limited partnership interests. These interests are carried at estimated fair value. The net assets of investment partnerships consist of investments in both marketable and non-marketable securities. The underlying investments held by such partnerships are valued based on the estimated fair value ultimately determined by management in our capacity as general partner or investor and, in the case of an investment in an unaffiliated investment partnership, are based on financial statements prepared by an unaffiliated general partner.

Note 11 Goodwill and Intangible Assets
The following table presents the changes in the carrying value of goodwill and intangible assets for the three months ended March 31, 2011:

	Capital Markets	Asset Management	Total
Goodwill
Balance at December 31, 2010	$120,298	$202,296	$322,594
FAMCO earn-out payment	-	56	56

Balance at March 31, 2011	$120,298	$202,352	$322,650

Intangible assets
Balance at December 31, 2010	$-	$59,580	$59,580
Amortization of intangible assets	-	(2,069)	(2,069)

Balance at March 31, 2011	$-	$57,511	$57,511

Note 12 Short-Term Financing
The following is a summary of short-term financing and the weighted average interest rate on borrowings as of March 31, 2011 and December 31, 2010:

			Weighted Average
	Outstanding Balance		Interest Rate
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)	2011	2010	2011	2010
Bank lines (secured)	$20,000	$70,000	0.90%	1.31%
Commercial paper (secured)	105,213	123,589	1.29%	1.28%

Total short-term financing	$125,213	$193,589

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
The Company’s committed short-term bank line financing at March 31, 2011 consisted of a $250 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2010. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain a minimum net capital of $150 million, and the unpaid principal amount of all advances under this facility will be due on December 30, 2011. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis.
The Company’s uncommitted secured lines at March 31, 2011 totaled $275 million with three banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company’s uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. In addition, the Company has established arrangements to obtain financing by another broker dealer at the end of each business day related specifically to its convertible inventory.
The Company issues secured commercial paper to fund a portion of its securities inventory. The senior secured commercial paper notes (“Series A CP Notes”) are secured by the Company’s securities inventory with maturities on the Series A CP Notes ranging from 28 days to 270 days from the date of issuance. The Series A CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin.

Note 13 Long-Term Financing
The following is a summary of long-term financing and the weighted average interest rate on borrowings as of March 31, 2011 and December 31, 2010:

			Weighted Average
	Outstanding Balance		Interest Rate
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)	2011	2010	2011	2010
Term loan	$97,500	$100,000	3.06%	5.00%
Revolving credit facility	25,000	25,000	3.56%	5.50%

Total long-term financing	$122,500	$125,000

On December 29, 2010, the Company entered into a three-year bank syndicated credit agreement (the “Credit Agreement”) comprised of a $100 million amortizing term loan and a $50 million revolving credit facility. SunTrust Bank is the administrative agent (“Agent”) for the lenders. Pursuant to the Credit Agreement, the term loan and revolving credit facility mature on December 29, 2013. The term loan is payable in equal quarterly installments in annual amounts as set forth below:

(Dollars in thousands)
Remainder of 2011	$7,500
Due in 2012	25,000
Due in 2013	65,000

$97,500

The interest rate for borrowing under the Credit Agreement is, at the option of the Company, equal to LIBOR or a base rate plus an applicable margin, adjustable and payable quarterly. The base rate is defined as the highest of the Agent’s prime lending rate, the Federal Funds Rate plus 0.50 percent or LIBOR plus 1.00 percent. The applicable margin varies from 1.50 percent to 3.00 percent and is based on the Company’s leverage ratio. The Company also pays a nonrefundable commitment fee on the unused portion of the revolving credit facility on a quarterly basis. In addition, the aggregate debt issuance costs will be recognized as additional interest expense over the three-year life under the effective yield interest expense method.
The Company’s Credit Agreement is recorded at amortized cost. As of March 31, 2011, the carrying value of the Credit Agreement approximates fair value.
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
The Credit Agreement includes covenants that, among other things, limit the Company’s leverage ratio, require maintenance of certain levels of cash and regulatory net capital, require the Company’s asset management segment to achieve minimum earnings before interest, taxes, depreciation and amortization, and impose certain limitations on the Company’s ability to make acquisitions and make payments on its capital stock. With respect to the net capital covenant, the Company’s U.S. broker dealer subsidiary is required to maintain minimum net capital of $160 million. At March 31, 2011, the Company was in compliance with all covenants.

Note 14 Variable Rate Senior Notes
On December 31, 2009, the Company issued unsecured variable rate senior notes (“Notes”) in the amount of $120 million. The initial holders of the Notes were certain entities advised by PIMCO. Interest was based on an annual rate equal to LIBOR plus 4.10 percent, adjustable and payable quarterly. The proceeds from the Notes were used to fund a portion of the ARI acquisition discussed further in Note 4 to these consolidated financial statements. The unpaid principal and interest on the Notes were repaid on December 30, 2010, from the proceeds of the Credit Agreement discussed above in Note 13 to these consolidated financial statements.
Note 15 Contingencies and Commitments
Legal Contingencies
The Company has been named as a defendant in various legal actions, including complaints and litigation and arbitration claims, arising from its business activities. Such actions include claims related to securities brokerage and investment banking activities, and certain class actions that primarily allege violations of securities laws and seek unspecified damages, which could be substantial. Also, the Company is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations which could result in adverse judgments, settlement, penalties, fines or other relief.
The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations and regulatory proceedings. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated. With respect to certain matters, the Company may be able to estimate probable losses or ranges of losses but does not believe, based on currently available information, that such losses will have a material effect on the Company’s consolidated financial condition.
Given uncertainties regarding the timing, scope, volume and outcome of pending and potential legal actions, investigations and regulatory proceedings and other factors, the amounts of reserves and ranges of reasonably possible losses are difficult to determine and of necessity subject to future revision. Subject to the foregoing and except for the legal proceeding described below, management of the Company believes, based on currently available information, after consultation with outside legal counsel and taking into account its established reserves, that pending legal actions, investigations and regulatory proceedings will be resolved with no material adverse effect on the consolidated financial condition of the Company. However, if during any period a potential adverse contingency should become probable or resolved for an amount in excess of the established reserves, the results of operations in that period could be materially adversely affected. In addition, there can be no assurance that material losses will not be incurred from claims that have not yet been brought to the Company’s attention or are not yet determined to be reasonably possible.
The Company is a defendant in one legal proceeding where management of the Company believes that a material loss is reasonably possible. The U.S. Department of Justice (“DOJ”), Antitrust Division, the SEC and various state attorneys general are conducting broad investigations of numerous firms, including the Company, for possible antitrust and securities violations in connection with the bidding or sale of guaranteed investment contracts and derivatives to municipal issuers from the early 1990s to date. These investigations commenced in November 2006. In addition, several class action complaints have been brought on behalf of a proposed class of government entities that purchased municipal derivatives. The complaints allege antitrust violations and civil fraud and are pending in a U.S. District Court under the multi-district litigation rules. No loss contingency has been reflected in the Company’s consolidated financial statements as this contingency is neither probable nor reasonably estimable at this time. Further, an estimate of the loss, or range of loss that is reasonably possible, cannot be made at this time.
Note 16 Restructuring
During 2010, the Company restructured its European operations to focus European resources on two areas: the distribution of U.S. and Asia securities to European institutional investors and merger and acquisition advisory services. As a result of the restructuring, the Company exited the origination and distribution of European securities and incurred pre-tax restructuring-related expenses of $9.3 million in 2010. As of March 31, 2011, the majority of these expenses had been paid out and the remaining restructuring-related liability associated with the Company’s European operations was not material.

Note 17 Shareholders’ Equity
Share Repurchase Program
In the third quarter of 2010, the Company’s board of directors authorized the repurchase of up to $75 million in common shares through September 30, 2012. During the three months ended March 31, 2011, the Company did not repurchase any shares of the Company’s common stock related to this authorization. The Company has $57.4 million remaining under this authorization.
Issuance of Shares
During the three months ended March 31, 2011, the Company issued 90,085 common shares out of treasury stock in fulfillment of $3.8 million in obligations under the Piper Jaffray Companies Retirement Plan and issued 1,064,031 common shares out of treasury stock as a result of vesting and exercise transactions under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.
Note 18 Earnings Per Share
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

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2011		2010
Net income	$7,233		$510
Earnings allocated to participating securities	(1,522)	(2)	(101)	(2)

Net income applicable to common shareholders (1)	$5,711		$409

Shares for basic and diluted calculations:
Average shares used in basic computation	15,177		15,837
Stock options	47		87
Restricted stock	-	(2)	-	(2)

Average shares used in diluted computation	15,224		15,924

Earnings per share:
Basic	$0.38		$0.03
Diluted	$0.38		$0.03

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
The anti-dilutive effects from stock options were immaterial for the three months ended March 31, 2011 and 2010.
Note 19 Employee Benefit Plans
The Company has various employee benefit plans including a tax-qualified retirement plan (the “Retirement Plan”), a post-retirement medical plan, and health and welfare plans. The Company terminated its non-qualified unfunded cash balance pension plan (the “Non-Qualified Plan”) in 2010 through lump-sum cash distributions to all participants. These lump-sum cash payments, totaling $10.4 million, were based on the December 31, 2009 actuarial valuation of the Non-Qualified Plan and were distributed on March 15, 2010. For the three month period ended March 31, 2010, the Company recognized settlement expense of $0.2 million in compensation and benefits expense on the consolidated statements of operations related to the settlement of all Non-Qualified Plan liabilities.
Note 20 Stock-Based Compensation
The Company maintains two stock-based compensation plans, the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (the “Incentive Plan”) and the 2010 Employment Inducement Award Plan (the “Inducement Plan”). The Company’s equity awards are recognized on the consolidated statements of operations at grant date fair value over the service period of the award, net of estimated forfeitures.
The following table provides a summary of the Company’s outstanding equity awards as of March 31, 2011:

Incentive Plan
Restricted Stock
Annual grants	1,837,249
Sign-on grants	451,319
Retention grants	185,274
Performance grants	307,820

2,781,662

Inducement Plan
Restricted Stock	116,610

Total restricted stock related to compensation	2,898,272

ARI deal consideration (1)	661,380

Total restricted stock outstanding	3,559,652

Incentive Plan
Stock options outstanding	514,089

(1)	The Company issued restricted stock as part of deal consideration for ARI. See Note 4 for further discussion.
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
Restricted Stock Awards
Restricted stock grants are valued at the market price of the Company’s common stock on the date of grant and are amortized over the related requisite service period. The Company grants shares of restricted stock to current employees as part of year-end compensation (“Annual Grants”) and as a retention tool. New employees may receive restricted stock as “sign-on” awards. The Company has also granted incremental restricted stock awards with service conditions to key employees (“Retention Grants”) and restricted stock with performance conditions to members of senior management (“Performance Grants”).
The Company’s Annual Grants are made each year in February. Prior to 2011, Annual Grants had three-year cliff vesting periods. Beginning in 2011, Annual Grants vest ratably over three years in equal installments. The Annual Grants provide for continued vesting after termination of employment, so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreements entered into upon termination. The vesting period refers to the period in which post-termination restrictions apply. The Company determined the service inception date precedes the grant date for the Annual Grants, and that the post-termination restrictions do not meet the criteria for an in-substance service condition, as defined by FASB Accounting Standards Codification Topic 718, “Compensation — Stock Compensation” (“ASC 718”). Accordingly, restricted stock granted as part of the Annual Grants is expensed in the one-year period in which those awards are deemed to be earned, which is generally the calendar year preceding the February grant date. For example, the Company recognized compensation expense during fiscal 2010 for our February 2011 Annual Grants. If an equity award related to the Annual Grants is forfeited as a result of violating the post-termination restrictions, the lower of the fair value of the award at grant date or the fair value of the award at the date of forfeiture is recorded within the consolidated statements of operations as other income. The Company recorded $0.1 million and $1.6 million of forfeitures through other income for the three months ended March 31, 2011 and 2010, respectively.
Sign-on grants are used as a recruiting tool for new employees and issued to current employees as a retention tool. The majority of sign-on awards have three-year cliff vesting terms and employees must fulfill service requirements in exchange for rights to the awards. Compensation expense is amortized on a straight-line basis from the date of grant over the requisite service period. Employees forfeit unvested shares upon termination of employment and a reversal of compensation expense is recorded.
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
Annually, the Company grants stock to its non-employee directors. The stock-based compensation paid to non-employee directors is fully expensed on the grant date and included within outside services expense on the consolidated statements of operations.
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
The Company did not grant stock options during the three months ended March 31, 2011 and 2010, respectively.
Inducement Plan
In 2010, the Company established the Inducement Plan in conjunction with the acquisition of ARI. The Company granted $7.0 million in restricted stock (158,801 shares) under the Inducement Plan to ARI employees upon closing of the transaction. These shares vest ratably over five years in equal annual installments ending on March 1, 2015. Inducement Plan awards are amortized as compensation expense on a straight-line basis over the vesting period. Employees forfeit unvested Inducement Plan shares upon termination of employment and a reversal of compensation expense is recorded.

The Company recorded total compensation expense of $9.2 million and $8.6 million for the three months ended March 31, 2011 and 2010, respectively, related to employee restricted stock awards. The tax benefit related to stock-based compensation costs totaled $3.6 million and $3.4 million for the three months ended March 31, 2011 and 2010, respectively.
The following table summarizes the changes in the Company’s unvested restricted stock (including the restricted stock issued as part of the deal consideration for ARI) under the Incentive Plan and Inducement Plan for the three months ended March 31, 2011:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Stock	Fair Value
December 31, 2010	4,523,184	$39.84
Granted	605,688	42.34
Vested	(1,503,044)	40.15
Cancelled	(66,176)	38.31

March 31, 2011	3,559,652	$37.94
As of March 31, 2011, there was $16.3 million of total unrecognized compensation cost related to restricted stock expected to be recognized over a weighted average period of 2.67 years.
The following table summarizes the changes in the Company’s outstanding stock options for the three months ended March 31, 2011:

			Weighted Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term (Years)	Value
December 31, 2010	515,492	$44.64	4.9	$166,406
Granted	-	-
Exercised	(799)	39.62
Cancelled	(604)	39.62

March 31, 2011	514,089	$44.65	4.6	$558,539

Options exercisable at March 31, 2011	514,089	$44.65	4.6	$558,539
As of March 31, 2011, there was no unrecognized compensation cost related to stock options expected to be recognized over future years.
Cash received from option exercises for the three months ended March 31, 2011 was immaterial. Cash received from option exercises for the three months ended March 31, 2010 was $0.1 million. The tax benefit realized for the tax deductions from option exercises was immaterial for the three months ended March 31, 2011 and 2010, respectively.
Note 21 Segment Reporting
On March 1, 2010, the Company completed the purchase of ARI, which expanded the Company’s asset management business and resulted in a change to its reportable business segments in the second quarter of 2010. In connection with this change, the Company has reclassified prior period segment results to conform to the current period presentation.
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
Reportable segment financial results are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Capital Markets

Investment banking
Financing
Equities	$24,682	$16,988
Debt	9,666	15,181
Advisory services	13,424	11,975

Total investment banking	47,772	44,144

Institutional sales and trading
Equities	25,739	26,927
Fixed income	29,189	27,376

Total institutional sales and trading	54,928	54,303

Other income	3,880	1,985

Net revenues	106,580	100,432

Operating expenses (1)	99,506	93,026

Segment pre-tax operating income	$7,074	$7,406

Segment pre-tax operating margin	6.6%	7.4%

Asset Management

Management and performance fees
Management fees	$17,812	$8,815
Performance fees	117	339

Total management and performance fees	17,929	9,154

Other income	271	-

Net revenues	18,200	9,154

Operating expenses (1)	13,926	7,405

Segment pre-tax operating income	$4,274	$1,749

Segment pre-tax operating margin	23.5%	19.1%

Total

Net revenues	$124,780	$109,586

Operating expenses (1)	113,432	100,431

Total segment pre-tax operating income	$11,348	$9,155

Pre-tax operating margin	9.1%	8.4%

(1)	Operating expenses include intangible asset amortization as set forth in the table below:

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Capital Markets	$-	$-
Asset Management	2,069	976

Total amortization	$2,069	$976

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Net revenues:
United States	$114,078	$95,016
Asia	2,193	7,075
Europe	8,509	7,495

Consolidated	$124,780	$109,586

Long-lived assets are allocated to geographic locations based upon the location of the asset. The following table presents long-lived assets by geographic region:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Long-lived assets:
United States	$434,839	$451,892
Asia	13,778	13,391
Europe	423	547

Consolidated	$449,040	$465,830

Note 22 Net Capital Requirements and Other Regulatory Matters
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
At March 31, 2011, net capital calculated under the SEC rule was $197.7 million, and exceeded the minimum net capital required under the SEC rule by $196.7 million.
The Company’s short-term committed credit facility of $250 million includes a covenant requiring Piper Jaffray to maintain minimum net capital of $150 million. In addition, the Company’s three-year bank syndicated credit facility includes a similar covenant, requiring minimum net capital of $160 million.
Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the U.K. Financial Services Authority (“FSA”). As of March 31, 2011, Piper Jaffray Ltd. was in compliance with the capital requirements of the FSA.
Piper Jaffray Asia Holdings Limited operates three entities licensed by the Hong Kong Securities and Futures Commission, which are subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rules promulgated under the Securities and Futures Ordinance. As of March 31, 2011, Piper Jaffray Asia regulated entities were in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Ordinance.

Note 23 Income Taxes
The Company’s effective income tax rate for the three months ended March 31, 2011 was 36.3%, compared to 94.4% for the three months ended March 31, 2010. The provision for income taxes for the three months ended March 31, 2010 was unusually high due to a $5.2 million write-off of a deferred tax asset resulting from a restricted stock grant that vested at a share price lower than the grant date share price. This item unfavorably impacted the Company’s earnings for the three months ended March 31, 2010 by approximately $0.26 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following information should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and exhibits included elsewhere in this report. Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward looking statements include, among other things, statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under “Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010 and in our subsequent reports filed with the SEC. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under “External Factors Impacting Our Business” as well as the factors identified under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in our subsequent reports filed with the SEC. These reports are available at our Web site at www.piperjaffray.com and at the SEC Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.
Executive Overview
Our business principally consists of providing investment banking, institutional brokerage, asset management and related financial services to corporations, private equity groups, public entities, non-profit entities and institutional investors in the United States, Asia and Europe. We operate through two reportable business segments:
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
Asset Management – The Asset Management segment provides asset management services with product offerings in equity and fixed income securities to institutions and high net worth individuals through proprietary distribution channels. Revenues are generated in the form of management fees and performance fees. The majority of our performance fees, if earned, are recognized in the fourth quarter. As part of our growth strategy, we expanded our asset management business in 2010 through the acquisition of Advisory Research, Inc. (“ARI”), a Chicago-based asset management firm. The transaction closed on March 1, 2010. For more information on our acquisition of ARI, see Note 4 of the accompanying consolidated financial statements included in this report.
Our business is a human capital business. Accordingly, compensation and benefits comprise the largest component of our expenses, and our performance is dependent upon our ability to attract, develop and retain highly skilled employees who are motivated and committed to providing the highest quality of service and guidance to our clients.
Results for the three months ended March 31, 2011
For the three months ended March 31, 2011, we recorded net income of $7.2 million, or $0.38 per diluted common share, compared with net income of $0.5 million, or $0.03 per diluted common share for the corresponding period in the prior year. Results for the three months ended March 31, 2010, included tax expense of $5.2 million (or $0.26 per diluted share) attributable to a write-off of a deferred tax asset resulting from a restricted stock grant that vested at a share price lower than the grant date share price. For the three months ended March 31, 2011, non-compensation expenses were $37.9 million, an increase of $2.6 million compared to the first quarter of 2010, mainly attributable to a full quarter of expenses related to ARI, including intangible amortization expense related to the acquisition, compared to one month of ARI expenses in the prior year quarter and higher charitable contribution expense as we funded the majority of our 2011 charitable contribution commitment by donating appreciated stock to the Piper

Jaffray Foundation. Net revenues for the three months ended March 31, 2011 were $124.8 million, up 13.9 percent from $109.6 million reported in the year-ago period driven primarily by higher asset management revenues, from our acquisition of ARI, and increased equity financing revenues.
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
Outlook for the remainder of 2011
Equity financing revenues in the first quarter of 2011 reflected solid equity financing activity from U.S.-based issuers, but minimal equity financing activity from China-based issuers. We expect Asia capital markets activity to be weighted towards the second half of 2011. If the capital markets remain favorable in 2011, growth sectors of equity capital markets and advisory services should benefit. However, we remain cautious about the potential for volatile periods in the capital markets in the year ahead. Debt financing revenues were negatively impacted in the first quarter of 2011 by the historically low municipal underwriting levels seen industry-wide. We expect the municipal underwriting market to remain challenging as state and local governments reduce their debt levels. Additionally, fixed income institutional sales and trading revenues will be negatively impacted by reduced municipal sales and trading activity due to reduced investor demand and concerns about municipal-issuer credit quality. Investors are showing a lack of demand for longer-dated municipals and are reluctant to take on credit or liquidity risks. Our asset management business generally performed well during the first quarter of 2011 and we gained significant new assets in the master-limited partnership (“MLP”) product. Market appreciation of customer assets in the first quarter of 2011 more than offset the net cash outflows of approximately $200 million. A majority of the exiting assets were in lower yielding asset strategies. We believe that management fees from new client inflows, at higher management fees, will mitigate the revenue loss from client outflows.
Restructuring of European Operations
In the fourth quarter of 2010, we restructured our European operations to focus European resources on two areas: the distribution of U.S. and Asia securities to European institutional investors and merger and acquisition advisory services. With the narrowed focus, our European team has experienced success in the first quarter of 2011 and was a solid contributor to our first quarter results.

Results of Operations
Financial Summary
The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of Net
	For the Three Months Ended			Revenues
	March 31,			For the Three Months Ended
			2011	March 31,
(Dollars in thousands)	2011	2010	v2010	2011	2010
Revenues:

Investment banking	$47,041	$43,748	7.5%	37.7%	39.9%
Institutional brokerage	48,231	49,095	(1.8)	38.7	44.8
Asset management	17,929	9,154	95.9	14.4	8.4
Interest	14,229	13,449	5.8	11.4	12.2
Other income	5,511	2,927	88.3	4.3	2.7

Total revenues	132,941	118,373	12.3	106.5	108.0

Interest expense	8,161	8,787	(7.1)	6.5	8.0

Net revenues	124,780	109,586	13.9	100.0	100.0

Non-interest expenses:

Compensation and benefits	75,545	65,096	16.1	60.5	59.4
Occupancy and equipment	8,448	7,669	10.2	6.8	7.0
Communications	6,611	6,489	1.9	5.3	5.9
Floor brokerage and clearance	2,466	2,617	(5.8)	2.0	2.4
Marketing and business development	6,210	5,322	16.7	5.0	4.9
Outside services	8,106	8,004	1.3	6.5	7.3
Intangible asset amortization expense	2,069	976	112.0	1.7	0.9
Other operating expenses	3,977	4,258	(6.6)	3.1	3.8

Total non-interest expenses	113,432	100,431	12.9	90.9	91.6

Income before income tax expense	11,348	9,155	24.0	9.1	8.4

Income tax expense	4,115	8,645	(52.4)	3.3	7.9

Net income	$7,233	$510	1318.2%	5.8%	0.5%

For the three months ended March 31, 2011, we recorded net income of $7.2 million. Net revenues for the three months ended March 31, 2011 were $124.8 million, a 13.9 percent increase from the year-ago period. For the three months ended March 31, 2011, investment banking revenues increased 7.5 percent to $47.0 million, compared with revenues of $43.7 million in the prior-year period. The increase in investment banking revenues was primarily attributable to higher equity financing activity, partially offset by lower municipal underwriting activity, which was at historic lows industry-wide in the first quarter of 2011. For the three months ended March 31, 2011, institutional brokerage revenues decreased slightly to $48.2 million, compared with $49.1 million in the corresponding period in the prior year, due to our exit of distribution of European securities completed in the fourth quarter of 2010. For the three months ended March 31, 2011, asset management fees were $17.9 million, compared with $9.2 million in the prior-year period. The increased revenues were driven by the results for ARI, which we acquired on March 1, 2010. In the first quarter of 2011, net interest income increased 30.2 percent to $6.1 million, compared with $4.7 million in the first quarter of 2010. The increase was primarily the result of higher interest income earned on net inventory balances, particularly related to municipal securities and hybrid preferred securities. For the three months ended March 31, 2011, other income increased to $5.5 million, compared with $2.9 million in the corresponding period in the prior year, due to gains recorded on our merchant banking activities and firm investments, partially offset by a decline in income associated with forfeitures of stock-based compensation. Non-interest expenses increased to

$113.4 million for the three months ended March 31, 2011, from $100.4 million in the corresponding period in the prior year.
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
For the three months ended March 31, 2011, compensation and benefits expenses increased 16.1 percent to $75.5 million from $65.1 million in the corresponding period in 2010. This increase was due to higher variable compensation costs resulting from increased net revenues and profitability, and a full quarter of compensation and benefits expense from ARI. Compensation and benefits expenses as a percentage of net revenues were 60.5 percent for the first quarter of 2011, compared with 59.4 percent for the first quarter of 2010.
Occupancy and Equipment — In the first quarter of 2011, occupancy and equipment expenses were $8.4 million, compared with $7.7 million for the corresponding period in 2010. The increase was attributable to a full quarter of occupancy expense from ARI as well as higher occupancy costs as we moved to new space in New York City and Hong Kong in the fourth quarter of 2010.
Communications — Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the three months ended March 31, 2011, communications expenses were $6.6 million, essentially flat compared with the three months ended March 31, 2010.
Floor Brokerage and Clearance — For the three months ended March 31, 2011, floor brokerage and clearance expenses were $2.5 million, essentially flat compared with the three months ended March 31, 2010.
Marketing and Business Development — Marketing and business development expenses include travel and entertainment and promotional and advertising costs. In the first quarter of 2011, marketing and business development expenses increased 16.7 percent to $6.2 million, compared with $5.3 million in the first quarter of 2010. This increase was driven by travel expenses written-off related to deals that were never completed due to volatility in the capital markets and a full quarter of travel expenses related to ARI.
Outside Services — Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees and other professional fees. Outside services expenses were $8.1 million, essentially flat compared with the three months ended March 31, 2010.
Intangible Asset Amortization Expense — Intangible asset amortization expense include the amortization of definite-lived intangible assets consisting of asset management contractual relationships, non-compete agreements and certain trade names and trademarks. In the first quarter of 2011, intangible asset amortization expense was $2.1 million, compared with $1.0 million for the prior-year period. The increase reflects a full quarter of intangible asset amortization expense related to the acquisition of ARI.
Other Operating Expenses — Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. In the first quarter of 2011, other operating expenses were $4.0 million, compared with $4.3 million in the first quarter of 2010 due to a decline in litigation-related expenses, partially offset by increased charitable contributions expense as we funded the majority of our 2011 charitable contribution commitment by donating appreciated stock to the Piper Jaffray Foundation.

Income Taxes — For the three months ended March 31, 2011, our provision for income taxes was $4.1 million, equating to an effective tax rate of 36.3 percent. For the three months ended March 31, 2010, our provision for income taxes was $8.6 million. Income tax expense recorded in the first quarter of 2010 was high compared to pre-tax income because of a $5.2 million write-off of a deferred tax asset resulting from a restricted stock grant that vested at a share price lower than the grant date share price.
Segment Performance
We measure financial performance by business segment. Our two reportable segments are Capital Markets and Asset Management. We determined these segments based upon the nature of the financial products and services provided to customers and the Company’s management organization. Segment pre-tax operating income or loss and segment pre-tax operating margin are used to evaluate and measure segment performance by our management team in deciding how to allocate resources and in assessing performance in relation to our competitors. Revenues and expenses directly associated with each respective segment are included in determining segment operating results. Other revenues and expenses that are not directly attributable to a particular segment are allocated based upon the Company’s allocation methodologies, generally based on each segment’s respective net revenues, use of shared resources, headcount or other relevant measures.
The following table provides our segment performance for the periods presented:

	Three Months Ended
	March 31,
			2011
	2011	2010	v2010
(Dollars in thousands)
Net revenues
Capital Markets	$106,580	$100,432	6.1%
Asset Management	18,200	9,154	98.8

Total net revenues	$124,780	$109,586	13.9%

Pre-tax operating income
Capital Markets	$7,074	$7,406	(4.5)%
Asset Management	4,274	1,749	144.4

Total pre-tax operating income	$11,348	$9,155	24.0%

Pre-tax operating margin
Capital Markets	6.6%	7.4%
Asset Management	23.5%	19.1%
Total pre-tax operating margin	9.1%	8.4%

Capital Markets

	Three Months Ended
	March 31,
			2011
	2011	2010	v2010
(Dollars in thousands)
Net revenues:
Investment banking
Financing
Equities	$24,682	$16,988	45.3%
Debt	9,666	15,181	(36.3)
Advisory services	13,424	11,975	12.1

Total investment banking	47,772	44,144	8.2

Institutional sales and trading
Equities	25,739	26,927	(4.4)
Fixed income	29,189	27,376	6.6

Total institutional sales and trading	54,928	54,303	1.2

Other income	3,880	1,985	95.5

Total net revenues	$106,580	$100,432	6.1%

Pre-tax operating income	$7,074	$7,406	(4.5)%

Pre-tax operating margin	6.6%	7.4%
Capital Markets net revenues increased 6.1 percent to $106.6 million in the first quarter of 2011, compared with $100.4 million in 2010.
Investment banking revenues comprise all the revenues generated through financing and advisory services activities, including derivative activities that relate to debt financing. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.
Investment banking revenues increased 8.2 percent to $47.8 million in the first quarter of 2011, compared with $44.1 million for the corresponding period in 2010, due to increased equity financing and advisory services revenues, partially offset by a decline in debt financing revenues. For the three months ended March 31, 2011, equity financing revenues increased to $24.7 million, compared with $17.0 million in the prior-year period, resulting from increased equity financing activity from U.S.-based issuers, partially offset by lower Asia equity financing activity and our exit from origination of European securities completed in the fourth quarter of 2010. During the first quarter of 2011, we completed 19 equity financings (all U.S.-based issuers), raising $2.5 billion in capital for our clients, compared with 16 equity financings (13 related to U.S.-based issuers), raising $1.8 billion for the corresponding period in 2010. Debt financing revenues in the first quarter of 2011 decreased 36.3 percent to $9.7 million, compared with $15.2 million in the first quarter of 2010, due to a decline in public finance revenues. In the first quarter of 2011, our public finance revenues were negatively impacted by a significant industry-wide decline in municipal underwriting. For the industry, par value of new issuances dropped 55 percent due to reduced borrowing from state and local governments and the higher than average municipal issuance levels in the fourth quarter of 2010 as municipalities took advantage of the expiring Build America Bond program. During the first quarter of 2011, we completed 88 public finance issues with a total par value of $1.0 billion, compared with 113 public finance issues with a total par value of $1.7 billion during the prior-year period. We expect the municipal underwriting market to remain challenging during 2011. For the three months ended March 31, 2011, advisory services revenues increased 12.1 percent to $13.4 million due to higher European advisory services revenues and higher revenue per transaction.

We completed 8 transactions with an aggregate enterprise value of $1.0 billion during the first quarter of 2011, compared with 12 transactions with an aggregate enterprise value of $1.7 billion in the first quarter of 2010.
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
For the three months ended March 31, 2011, institutional brokerage revenues were essentially flat at $54.9 million, compared with the prior-year period, as higher fixed income institutional brokerage revenues was offset by lower equity institutional brokerage revenues. Equity institutional brokerage revenues decreased to $25.7 million in the first quarter of 2011, compared with $26.9 million in the prior period in 2010, primarily driven by our exit from the distribution of European securities completed in the fourth quarter of 2010. For the three months ended March 31, 2011, fixed income institutional brokerage revenues increased to $29.2 million, compared with $27.4 million in the prior-year period, as a decline in taxable sales and trading revenues was offset by strong municipal strategic trading revenues.
Other income includes gains and losses from our merchant banking activities and other firm investments, income associated with the forfeiture of stock-based compensation and interest expense related to firm funding. In the first quarter of 2011, other income increased to $3.9 million, compared with $2.0 million in the corresponding period in 2010, primarily as a result of gains associated with our merchant banking activities and firm investments, partially offset by a decline in income associated with forfeitures of stock-based compensation.
Capital Markets segment pre-tax operating margin for the first quarter of 2011 decreased to 6.6 percent, compared to 7.4 percent for the corresponding period in the prior year, as a result of a lower contribution margin from our public finance business, which operates at a higher margin.
Asset Management

	Three Months Ended
	March 31,
			2011
	2011	2010	v2010
(Dollars in thousands)
Net revenues:
Management fees	$17,812	$8,815	102.1%
Performance fees	117	339	(65.5)

Total management and performance fees	17,929	9,154	95.9

Other income	271	-	N/M

Net revenues	$18,200	$9,154	98.8%

Pre-tax operating income	$4,274	$1,749	144.4%

Pre-tax operating margin	23.5%	19.1%
N/M — Not meaningful
Management and performance fee revenues comprise all the revenues generated through management and investment advisory services performed for various funds and separately managed accounts. Performance fees are earned when the investment return on assets under management exceeds certain benchmark targets or other performance targets over a specified measurement period. The majority of performance fees, if earned, are recorded in the fourth quarter of the applicable year. Management and performance fee revenues increased 95.9 percent to

$17.9 million in the first quarter of 2011, compared with $9.2 million in the first quarter of 2010, due to the recognition of a full quarter of ARI’s management fee revenues. The acquisition of ARI was completed on March 1, 2010.
Other income includes gains and losses from our investments in funds and partnerships. Other income was $0.3 million for the first three months of 2011.
Operating expenses for the three months ended March 31, 2011 were $13.9 million, compared to $7.4 million in the prior period in 2010. The increased expense was due to a full quarter of expenses associated with ARI, which included $2.1 million of intangible amortization expense on customer contract intangible assets recorded in conjunction with the acquisition. Segment pre-tax operating margin for the first quarter of 2011 was 23.5 percent, compared to 19.1 percent for the corresponding period in the prior year.
The following table summarizes the changes in our assets under management for the three months ended March 31, 2011:

(Dollars in millions)
Assets under management:
Balance at December 31, 2010:	$12,297

Net inflows/(outflows)	(203)

Net market appreciation/(depreciation)	665

Balance at March, 31 2011:	$12,759

Assets under management increased $0.5 billion to $12.8 billion in the first quarter of 2011. The increase in assets under management in the first quarter of 2011 resulted from market appreciation of $0.7 billion of the underlying assets in the funds as ARI product offerings and the FAMCO MLP product outperformed their respective benchmarks. Partially offsetting the market appreciation was net cash outflows of $0.2 billion as existing institutional clients changed investment strategies and reallocated assets. A majority of the exiting assets were in lower yielding asset strategies.
FAMCO won new client mandates of $0.8 billion in the first quarter of 2011, primarily related to the $0.5 billion Nuveen MLP Total Return closed-end fund, on which FAMCO will act as subadvisor. We believe that management fees from the new customer asset inflows, at higher management fees, will mitigate the revenue loss from client outflows.
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

For a full description of our significant accounting policies, see Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2010. We believe that of our significant accounting policies, the following are our critical accounting policies.
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
The following table reflects the composition of our Level III assets and Level III liabilities by asset class:

	Level III
	March 31,	December 31,
(Dollars in thousands)	2011	2010
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$1,365	$1,340
Convertible securities	5,073	2,885
Fixed income securities	96	6,268
Municipal securities:
Tax-exempt securities	3,707	6,118
Short-term securities	175	125
Asset-backed securities	51,062	45,170
Derivative contracts	4,113	4,665

Total financial instruments and other inventory positions owned:	65,591	66,571

Investments	17,900	9,682

Total assets	$83,491	$76,253

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Convertible securities	$1,913	$1,777
Fixed income securities	160	2,323
Asset-backed securities	3,219	2,115
Derivative contracts	867	339

Total financial instruments and other inventory positions sold, but not yet purchased:	6,159	6,554

Investments	1,610	1

Total liabilities	$7,769	$6,555

The following table reflects activity with respect to our Level III assets and liabilities:

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Assets:
Purchases/(sales), net	$3,598	$1,603
Net transfers in/(out)	7,782	21,367
Realized gains/(losses)	(2,231)	3,735
Unrealized gains/(losses)	(1,911)	3,026

Liabilities:
(Purchases)/sales, net	$2,179	$(724)
Net transfers in/(out)	(1,455)	507
Realized gains/(losses)	55	64
Unrealized gains/(losses)	435	223
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
Goodwill and Intangible Assets
We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities acquired requires certain management estimates. At March 31, 2011, we had goodwill of $322.7 million. This goodwill balance primarily consists of $152.3 million recorded in 2010 as a result of the acquisition of ARI, $50.1 million recorded in 2007 as a result of the acquisition of FAMCO, and $105.5 million as a result of the 1998 acquisition by U.S. Bancorp of our predecessor, Piper Jaffray Companies Inc., and its subsidiaries.
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
Stock-Based Compensation
As part of our compensation to employees and directors, we use stock-based compensation, consisting of restricted stock and stock options. The Company accounts for equity awards in accordance with FASB Accounting Standards Codification Topic 718, “Compensation – Stock Compensation,” (“ASC 718”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations at grant date fair value over the service period of the award, net of estimated forfeitures. We grant shares of restricted stock to current employees as part of year-end compensation (“Annual Grants”) and as a retention tool. New employees may receive restricted stock as “sign-on” awards. We have also granted restricted stock awards with service conditions to key employees (“Retention Grants”), as well as restricted stock awards with performance conditions to members of senior management (“Performance Grants”). Upon closing of the ARI acquisition in March 2010, we granted restricted stock to ARI employees (“Inducement Grants”).
Annual Grants are made each February for the prior fiscal year performance and constitute a portion of an employee’s annual incentive for the prior year. We recognize the compensation expense prior to the grant date of the award as we determined that the service inception date precedes the grant date. These grants are not subject to service requirements that employees must fulfill in exchange for the right to these awards, as the grants continue to vest after termination of employment, so long as the employee does not violate certain post-termination restrictions as set forth in the award agreements or any agreements entered into upon termination. Prior to 2011, Annual Grants were subject to three-year cliff vesting. Beginning in 2011, Annual Grants are subject to annual ratable vesting over a three-year period. Unvested shares are subject to post-termination restrictions. These post-termination restrictions do not meet the criteria for an in-substance service condition as defined by ASC 718. Accordingly, such shares of restricted stock comprising Annual Grants are expensed in the period to which those awards are deemed to be earned, which is the calendar year preceding the February grant date. If any of these awards are forfeited, the lower of the fair value at grant date or the fair value at the date of forfeiture is recorded within the consolidated statements of operations as other income.
Sign-on equity awards are used as a recruiting tool for new employees and issued to current employees as a retention tool. The majority of sign-on awards have three-year cliff vesting terms and employees must fulfill service requirements in exchange for the right to the awards. Compensation expense is amortized on a straight-line basis from the date of grant over the requisite service period. Employees forfeit unvested shares upon termination of employment and a reversal of the related compensation expense is recorded.
Retention Grants and Inducement Grants are subject to ratable vesting based upon a five-year service requirement and are amortized as compensation expense on a straight-line basis from the grant date over the requisite service period. Employees forfeit unvested retention shares upon termination of employment and a reversal of compensation expense is recorded.
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
Income Taxes
We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally, amortization of share-based compensation. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. We believe that our future taxable profits will be sufficient to recognize our U.S. and Asia subsidiary deferred tax assets. However, if our projections of future taxable profits do not materialize, we may conclude that a valuation allowance is necessary, which would impact our results of operations in that period. Given the underperformance and uncertainties of the Asian markets, we will continue to evaluate the need to establish a valuation allowance for our Hong Kong subsidiary’s $2.3 million deferred tax asset. We have recorded a deferred tax asset valuation allowance of $7.9 million related to U.K. subsidiary net operating loss carry-forwards.
We record deferred tax benefits for future tax deductions expected upon the vesting of share-based compensation. If deductions reported on our tax return for share-based compensation (i.e., the value of the share-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with ASC 718), we record the excess tax benefit as additional paid-in capital. Conversely, if deductions reported on our tax return for share-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, we offset the deficiency first to any previously recognized excess tax benefits recorded as additional paid-in capital and any remaining deficiency is recorded as income tax expense. As of March 31, 2011, we had $0.5 million of available excess tax benefits within additional paid-in capital. Approximately 1,535,000 shares vested in the first quarter of 2011 at values greater than the grant date fair value resulting in the $0.5 million of excess tax benefits.
We establish reserves for uncertain income tax positions in accordance with FASB Accounting Standards Codification Topic 740, “Income Taxes,” when it is not more likely than not that a certain position or component of a position will be ultimately upheld by the relevant taxing authorities. Significant judgment is required in evaluating uncertain tax positions. Our tax provision and related accruals include the impact of estimates for uncertain tax positions and changes to the reserves that are considered appropriate. To the extent the probable tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of change and, in turn, our results of operations.

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
The following are financial instruments that are cash and cash equivalents, or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Cash and cash equivalents:
Cash in banks	$28,242	$40,679
Money market investments	15,021	9,923

Total cash and cash equivalents	43,263	50,602
Cash and securities segregated (1)	7,006	27,006

	$50,269	$77,608

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
We currently do not pay cash dividends on our common stock and do not plan to in the foreseeable future. Additionally, we maintain a bank syndicated credit agreement, as described in Note 13 to our consolidated financial statements, and it includes a restrictive covenant that restricts our ability to pay cash dividends.
In 2010, our board of directors authorized the repurchase of up to $75 million in shares of our common stock through September 30, 2012. In the first quarter of 2011, we did not repurchase any shares of our common stock related to this authorization. Based upon prior repurchases, $57.4 million of this authorization remains available as of March 31, 2011.
Funding Sources
Short-term financing
Our day-to-day funding and liquidity is obtained primarily through the use of repurchase agreements, commercial paper issuance, and bank lines of credit, and is typically collateralized by our securities inventory. These funding sources are critical to our ability to finance and hold inventory, which is a necessary part of our institutional brokerage business. The majority of our inventory is very liquid and is therefore funded by overnight facilities. However, we have established and structured certain funding sources with longer maturities (i.e., our committed line and commercial paper) to mitigate changes in the liquidity of our inventory based on changing market conditions. Our funding sources are also dependent on the types of inventory counterparties are willing to accept as collateral and the number of counterparties available. We currently have a limited number of counterparties that will enter into municipal repurchase agreements. The majority of our bank lines and commerical paper will accept municipal inventory which helps mitigate this municipal repurchase counterparty risk. We also have established arrangements to obtain financing by another broker dealer at the end of each business day related specifically to our convertible inventory. Funding is generally obtained at rates based upon the federal funds rate and/or the London Interbank Offer Rate.
Uncommitted Lines — We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $275 million with three banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have a $100 million uncommitted unsecured facility with one of these banks. These uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. These lines are subject to approval by the respective bank each time an advance is requested and advances may be denied. We manage our relationships with the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business. At March 31, 2011, we had $20.0 million in advances against these lines of credit.
Committed Lines — Our committed line is a $250 million revolving secured credit facility. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co., our U.S. broker dealer subsidiary, to maintain a minimum net capital of $150 million, and the unpaid principal amount of all advances under the facility will be due on December 30, 2011. At March 31, 2011, we had no advances against our committed line of credit.
Commercial Paper Program — We issue secured commercial paper to fund a portion of our securities inventories. The maximum amount that may be issued under the program is $300 million, of which $105.2 million was outstanding at March 31, 2011. The commercial paper notes are secured by our securities inventory with maturities on the commercial paper ranging from 28 days to 270 days from the date of issuance.
The following table presents the average balances outstanding for our various short-term funding sources by quarter for 2011 and 2010, respectively.

	Average Balance for the
	Three Months Ended
(Dollars in millions)	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010
Funding source:
Repurchase agreements	$253.6	$259.8	$278.7	$342.3	$92.3
Commercial paper	112.1	106.6	58.8	46.8	31.1
Short-term bank loans	24.7	37.3	6.7	95.1	74.4
Securities lending	-	-	-	9.8	27.7

Total	$390.4	$403.7	$344.2	$494.0	$225.5

The average funding in the first quarter of 2011 was down slightly compared with the fourth quarter of 2010. This change is the result of cash inflows generated from earnings and other cash receipts late in the fourth quarter of 2010 and early in the first quarter of 2011 offset by cash payments for incentives and related payroll taxes which occurred later in the first quarter of 2011. Given the timing of these incentive and related tax payments, we expect to see an increase in the average funding balances during the second quarter of 2011.

Three-year bank syndicated credit agreement
On December 29, 2010, we entered into a three-year bank syndicated credit agreement (“Credit Agreement”), comprised of a $100 million amortizing term loan and a $50 million revolving credit facility. SunTrust Bank is the Administrative Agent (“Agent”) for the lenders. The term loan amortizes 10% in year one, 25% in year two and 65% in year three. As of March 31, 2011, $25.0 million was outstanding on the revolving credit facility, and $97.5 million was outstanding on the amortizing term loan.
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
The Credit Agreement includes covenants that, among other things, limit our leverage ratio, require maintenance of certain levels of cash and regulatory net capital, require our asset management segment to achieve minimum earnings before interest, taxes, depreciation and amortization, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. With respect to the net capital covenant, our U.S. broker dealer subsidiary is required to maintain minimum net capital of $160 million. At March 31, 2011, we were in compliance with all covenants.
Variable rate senior notes
On December 31, 2009, we issued variable rate senior notes (“Notes”) in the amount of $120 million. The initial holders of the Notes were entities advised by Pacific Investment Management Company LLC (“PIMCO”). The unpaid principal and interest amount of the Notes were paid off in full on December 30, 2010 from the proceeds of the Credit Agreement.
Contractual Obligations
Our contractual obligations have not materially changed from those reported in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2010.
Capital Requirements
As a registered broker dealer and member firm of FINRA, our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. We also are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. At March 31, 2011, our net capital under the SEC’s Uniform Net Capital Rule was $197.7 million, and exceeded the minimum net capital required under the SEC rule by $196.7 million.
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

Off-Balance Sheet Arrangements
In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes our off-balance sheet arrangements at March 31, 2011 and December 31, 2010:

Expiration Per Period at March 31, 2011							Total
							Contractual Amount
	Remainder of			2014-	2016-		March 31,	December 31,
(Dollars in thousands)	2011	2012	2013	2015	2017	Later	2011	2010
Customer matched-book derivative contracts (1)(2)	$-	$-	$50,990	$182,261	$153,798	$6,094,287	$6,481,336	$6,505,232
Trading securities derivative contracts (2)	-	-	-	-	-	202,250	202,250	192,250
Credit default swap index contracts (2)	-	-	-	200,000	-	-	200,000	200,000
Foreign currency forward contracts (2)	-	-	-	-	-	-	-	16,645
Private equity and other principal investments	-	-	-	-	-	-	2,541	2,618

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with two major financial institutions, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $267.5 million at March 31, 2011) who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contracts could become material, exposing us to the credit risk of these counterparties. At March 31, 2011, we had $17.3 million of credit exposure with these counterparties, including $9.8 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At March 31, 2011 and December 31, 2010, the net fair value of these derivative contracts approximated an asset of $18.5 million and $29.3 million, respectively.

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
Loan Commitments
We may commit to bridge loan financing for our clients or make commitments to underwrite corporate debt. We had no loan commitments outstanding at March 31, 2011.
Private Equity and Other Principal Investments
As of March 31, 2011, we have investments in various entities, typically partnerships or limited liability companies, established for the purpose of investing in equity and debt securities of public and private companies. We commit capital or act as the managing partner of these entities. Some of these entities are deemed to be variable interest entities. For a complete discussion of our activities related to these types of entities, see Note 7, “Variable Interest Entities,” to our consolidated financial statements.
We have committed capital to certain entities and these commitments have no specified call dates. We had $2.5 million of commitments outstanding at March 31, 2011.

Other Off-Balance Sheet Exposure
Our other types of off-balance sheet arrangements include contractual commitments. For a discussion of our activities related to these off-balance sheet arrangements, see Note 18, “Contingencies and Commitments,” to our consolidated financial statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2010.
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
Our different types of market risk include:
Interest Rate Risk — Interest rate risk represents the potential volatility from changes in market interest rates. We are exposed to interest rate risk arising from changes in the level and volatility of interest rates, changes in the shape of the yield curve, changes in credit spreads, and the rate of prepayments. Interest rate risk is managed through the use of appropriate hedging in U.S. government securities, agency securities, mortgage-backed securities, corporate debt securities, interest rate swaps, options, futures and forward contracts. We utilize interest rate swap contracts to hedge a portion of our fixed income inventory and to hedge MMD rate lock agreements. Our interest rate hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate risk. These interest rate swap contracts are recorded at fair value with the changes in fair value recognized in earnings.
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

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Interest Rate Risk	$1,312	$810
Equity Price Risk	1,062	40
Diversification Effect (1)	(872)	(47)

Total Value-at-Risk	$1,502	$803

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.
We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.

For the Three Months Ended March 31, 2011

(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$1,815	$648	$1,077
Equity Price Risk	1,601	53	466
Diversification Effect (1)			(372)
Total Value-at-Risk	$1,777	$700	$1,171
For the Year Ended December 31, 2010

(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$4,359	$178	$1,451
Equity Price Risk	3,414	27	220
Diversification Effect (1)			(238)
Total Value-at-Risk	$4,227	$165	$1,433

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses incurred on a single day exceeded our one-day VaR on two occasions during the first three months of 2011.
The aggregate VaR as of March 31, 2011 was higher compared to levels reported as of December 31, 2010. Although inventory levels are similar to those reported at the end of 2010, its current makeup is weighted towards assets with longer duration, more basis risk and higher sensitivity to volatility which results in a higher VaR.
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
We are also exposed to liquidity risk in our day-to-day funding activities. We have a relatively low leverage ratio of 2.35 as of March 31, 2011. We calculate our leverage ratio by dividing total assets by total shareholders’ equity. We manage liquidity risk by diversifying our funding sources across products and among individual counterparties within those products. For example, our treasury department actively manages the use of our committed bank line, repurchase agreements, securities lending arrangements, commercial paper issuance and secured and unsecured bank borrowings each day depending on pricing, availability of funding, available collateral and lending parameters from any one of these sources.
In addition to managing our capital and funding, the treasury department oversees the management of net interest income risk and the overall use of our capital, funding, and balance sheet.
We currently act as the remarketing agent for approximately $5.3 billion of variable rate demand notes, all of which have a financial institution providing a liquidity guarantee. At certain times, demand from buyers of variable rate demand notes is less than the supply generated by sellers of these instruments. In times of supply and demand imbalance, we may (but are not obligated to) facilitate liquidity by purchasing variable rate demand notes from sellers for our own account. Our liquidity risk related to variable rate demand notes is ultimately mitigated by our ability to tender these securities back to the financial institution providing the liquidity guarantee.

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
We have concentrated counterparty credit exposure with six non-publicly rated entities totaling $17.3 million at March 31, 2011. This counterparty credit exposure is part of our derivative program, consisting primarily of interest rate swaps. One derivative counterparty represents 56.6 percent, or $9.8 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee.
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
Credit exposure associated with our merchant banking debt investments is monitored regularly by our financial risk committee. Merchant banking debt investments that have been funded are recorded in other assets at amortized cost on the consolidated statements of financial condition. At March 31, 2011, we had one funded merchant banking debt investment totaling $6.6 million.
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
We also are exposed to the risk of loss related to changes in the credit spreads of debt instruments. Credit spread risk arises from potential changes in an issuer’s credit rating or the market’s perception of the issuer’s credit worthiness. We use credit default swap index contracts to mitigate this risk.
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
During the first quarter of the fiscal year ending December 31, 2011, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The discussion of our business and operations should be read together with the legal proceedings contained in Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
ITEM 1A. RISK FACTORS.
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC, as updated in our subsequent reports on Form 10-Q filed with the SEC. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2011.

			Total Number of
			Shares Purchased as	Approximate Dollar Value
	Total Number		Part of Publicly	of Shares that May Yet Be
	of Shares	Average Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
Month #1 (January 1, 2011 to January 31, 2011)	18,256	$43.50	0	$ 57 million
Month #2 (February 1, 2011 to February 28, 2011)	409,951	$42.34	0	$ 57 million
Month #3 (March 1, 2011 to March 31, 2011)	11,605	$40.60	0	$ 57 million

Total	439,812	$42.34	0	$ 57 million

(1)	On July 28, 2010, we announced that our board of directors had authorized the repurchase of up to $75 million of common stock through September 30, 2012.
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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of March 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and (iv) the notes to the Consolidated Financial Statements, tagged as blocks of text.
Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2011.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of March 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and (iv) the notes to the Consolidated Financial Statements, tagged as blocks of text.
Filed herewith