Form 10-Q
period 2011-06-30
PIPER JAFFRAY COMPANIES
filed 2011-08-04
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

As of July 22, 2011, the registrant had 19,217,382 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Piper Jaffray Companies

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2011	2010
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$70,073	$50,602
Cash and cash equivalents segregated for regulatory purposes	30,006	27,006
Receivables:
Customers	89,524	42,955
Brokers, dealers and clearing organizations	213,852	188,798
Securities purchased under agreements to resell	250,709	258,997
Financial instruments and other inventory positions owned	326,332	358,344
Financial instruments and other inventory positions owned and pledged as collateral	653,313	515,806

Total financial instruments and other inventory positions owned	979,645	874,150
Fixed assets (net of accumulated depreciation and amortization of $56,205 and $57,777, respectively)	22,191	21,477
Goodwill	322,650	322,594
Intangible assets (net of accumulated amortization of $17,570 and $18,232, respectively)	55,442	59,580
Other receivables	64,907	54,098
Other assets	122,550	133,530

Total assets	$2,221,549	$2,033,787

Liabilities and Shareholders’ Equity
Short-term financing	$224,628	$193,589
Bank syndicated financing	120,000	125,000
Payables:
Customers	69,190	51,814
Brokers, dealers and clearing organizations	21,735	18,519
Securities sold under agreements to repurchase	368,302	239,880
Financial instruments and other inventory positions sold, but not yet purchased	414,000	365,747
Accrued compensation	75,773	147,729
Other liabilities and accrued expenses	65,281	73,408

Total liabilities	1,358,909	1,215,686
Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at June 30, 2011 and December 31, 2010;
Shares issued: 19,520,325 at June 30, 2011 and 19,509,813 at December 31, 2010;
Shares outstanding: 15,866,854 at June 30, 2011 and 14,652,665 at December 31, 2010	195	195
Additional paid-in capital	796,480	836,152
Retained earnings	197,482	179,555
Less common stock held in treasury, at cost: 3,653,471 shares at June 30, 2011 and 4,857,148 shares at December 31, 2010	(152,816)	(203,317)
Other comprehensive income	782	727

Total common shareholders’ equity	842,123	813,312
Noncontrolling interests	20,517	4,789

Total shareholders’ equity	862,640	818,101

Total liabilities and shareholders’ equity	$2,221,549	$2,033,787

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2011	2010	2011	2010
Revenues:
Investment banking	$67,062	$71,745	$114,103	$115,493
Institutional brokerage	37,170	32,084	85,401	81,179
Asset management	19,640	15,873	37,569	25,027
Interest	13,144	14,313	27,373	27,762
Other income	6,626	3,495	12,137	6,422

Total revenues	143,642	137,510	276,583	255,883
Interest expense	7,693	9,857	15,854	18,644

Net revenues	135,949	127,653	260,729	237,239

Non-interest expenses:
Compensation and benefits	83,376	77,678	158,921	142,774
Occupancy and equipment	8,992	8,056	17,440	15,725
Communications	6,203	6,199	12,814	12,688
Floor brokerage and clearance	2,219	3,307	4,685	5,924
Marketing and business development	6,725	6,095	12,935	11,417
Outside services	6,819	7,735	14,925	15,739
Intangible asset amortization expense	2,069	2,204	4,138	3,180
Other operating expenses	2,412	4,618	6,203	8,960

Total non-interest expenses	118,815	115,892	232,061	216,407

Income before income tax expense	17,134	11,761	28,668	20,832
Income tax expense	5,987	4,458	10,102	13,103

Net income	11,147	7,303	18,566	7,729
Net income/(loss) applicable to noncontrolling interests	453	(75)	639	(159)

Net income applicable to Piper Jaffray Companies	$10,694	$7,378	$17,927	$7,888

Net income applicable to Piper Jaffray Companies’ common shareholders	$8,760	$5,712	$14,422	$6,213

Earnings per common share
Basic	$0.55	$0.36	$0.93	$0.39
Diluted	$0.55	$0.36	$0.93	$0.39
Weighted average number of common shares outstanding
Basic	15,840	15,901	15,510	15,869
Diluted	15,845	15,925	15,536	15,925

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2011	2010
Operating Activities:
Net income	$18,566	$7,729
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets	3,642	3,651
Deferred income taxes	17,008	16,080
Stock-based compensation	15,734	15,908
Amortization of intangible assets	4,138	3,180
Amortization of forgivable loans	4,351	3,320
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	(3,000)	5,000
Receivables:
Customers	(46,581)	15,213
Brokers, dealers and clearing organizations	(25,048)	11,796
Securities purchased under agreements to resell	8,288	(81,358)
Net financial instruments and other inventory positions owned	(57,242)	85,581
Other receivables	(15,089)	(6,827)
Other assets	(5,867)	(314)
Increase/(decrease) in operating liabilities:
Payables:
Customers	16,990	2,590
Brokers, dealers and clearing organizations	3,197	305
Securities sold under agreements to repurchase	43,516	(14,443)
Accrued compensation	(57,689)	(68,266)
Other liabilities and accrued expenses	(7,835)	(14,342)

Net cash used in operating activities	(82,921)	(15,197)
Investing Activities:
Business acquisitions, net of cash acquired	(56)	(182,105)
Purchases of fixed assets, net	(4,339)	(2,735)

Net cash used in investing activities	(4,395)	(184,840)

Financing Activities:
Increase/(decrease) in short-term financing	31,039	(33,010)
Decrease in bank syndicated financing	(5,000)	—
Decrease in securities loaned	—	(25,988)
Increase in securities sold under agreements to repurchase	84,906	301,430
Increase in noncontrolling interests	15,089	155
Repurchase of common stock	(19,663)	(39,177)
Excess tax benefits from stock-based compensation	405	—
Proceeds from stock option transactions	40	98

Net cash provided by financing activities	106,816	203,508

Currency adjustment:
Effect of exchange rate changes on cash	(29)	(568)

Net increase in cash and cash equivalents	19,471	2,903
Cash and cash equivalents at beginning of period	50,602	43,942

Cash and cash equivalents at end of period	$70,073	$46,845

Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$16,937	$16,295
Income taxes	$19,138	$2,374
Non-cash investing activities -
Issuance of restricted common stock for acquisition of Advisory Research, Inc.:
893,105 shares for the six months ended June 30, 2010	$—	$31,822
Non-cash financing activities -
Issuance of common stock for retirement plan obligations:
90,085 shares and 81,696 shares for the six months ended June 30, 2011 and 2010, respectively	$3,814	$3,634
Issuance of restricted common stock for annual equity award:
592,697 shares and 699,673 shares for the six months ended June 30, 2011 and 2010, respectively	$25,095	$31,121

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies

Notes to the Consolidated Financial Statements

Note 1 Background

Piper Jaffray Companies is the parent company of Piper Jaffray & Co. (“Piper Jaffray”), a securities broker dealer and investment banking firm; Piper Jaffray Asia Holdings Limited, an entity providing investment banking services in China headquartered in Hong Kong; Piper Jaffray Ltd., a firm providing securities brokerage and mergers and acquisitions services in Europe headquartered in London, England; Advisory Research, Inc. (“ARI”), Fiduciary Asset Management, Inc. (“FAMCO”), and Piper Jaffray Investment Management LLC, entities providing asset management services to separately managed accounts, closed end funds and partnerships; Piper Jaffray Financial Products Inc., Piper Jaffray Financial Products II Inc. and Piper Jaffray Financial Products III Inc., entities that facilitate derivative transactions; and other immaterial subsidiaries. Piper Jaffray Companies and its subsidiaries (collectively, the “Company”) operate in two reporting segments: Capital Markets and Asset Management. A summary of the activities of each of the Company’s business segments is as follows:

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

Basis of Presentation

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders’ proportionate share of the equity in a municipal hedge fund and private equity investment vehicles. All material intercompany balances have been eliminated. Certain financial information for prior periods has been reclassified to conform to the current period presentation.

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

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). These principles require management to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for a full year.

Note 2 Summary of Significant Accounting Policies

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for a full description of the Company’s significant accounting policies.

Note 3 Recent Accounting Pronouncements

Adoption of New Accounting Standards

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”) amending FASB Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy and to disclose information in the Level III rollforward about purchases, sales, issuances and settlements on a gross basis. ASU 2010-06 also further clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level II and Level III fair value measurements. The guidance in ASU 2010-06 was effective for the Company January 1, 2010, except for the requirement to separately disclose purchases, sales, issuances and settlements on a gross basis in the Level III rollforward, which was effective January 1, 2011. While the adoption of ASU 2010-06 did not change accounting requirements, it did impact the Company’s disclosures about fair value measurements.

Future Adoption of New Accounting Standards

Repurchase Agreements

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements,” (“ASU 2011-03”) amending FASB Accounting Standards Codification Topic 860, “Transfers and Servicing” (“ASC 860”). The amended guidance addresses the reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASC 860 states that the accounting for repos depends in part on whether the transferor maintains effective control over the transferred financial assets. If the transferor maintains effective control, the transferor is required to account for its repo as a secured borrowing rather than a sale. ASU 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. ASU 2011-03 is applicable to new transactions and transactions that are modified on or after the first interim or annual period beginning on or after December 15, 2011. The adoption of ASU 2011-03 is not expected to have an impact on the consolidated financial statements of the Company because the Company accounts for all of its repurchase transactions as secured borrowings.

Fair Value Measurements and Disclosures

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”) amending ASC 820. The amended guidance improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. Although most of the amendments only clarify existing guidance in U.S. GAAP, ASU 2011-04 requires new disclosures, with a particular focus on Level III measurements, including quantitative information about the significant unobservable inputs used for all Level III measurements and a qualitative discussion about the sensitivity of recurring Level III measurements to changes in the unobservable inputs disclosed. ASU 2011-04 also requires the hierarchy classification for those items whose fair value is not recorded on the balance sheet but is disclosed in the footnotes. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. Disclosures are not required in earlier periods for comparative purposes. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s results of operations or financial position, but it will impact the Company’s disclosures about fair value measurements.

Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” (“ASU 2011-05”) amending FASB Accounting Standards Codification Topic 220, “Comprehensive Income.” The amended guidance improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, and requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, and will be applied on a retrospective basis. The adoption of ASU 2011-05 will not impact the Company’s results of operations or financial position. The Company will update its presentation of other comprehensive income, and the components of other comprehensive income in a single continuous statement of comprehensive income.

Note 4 Acquisition of Advisory Research, Inc.

On March 1, 2010, the Company completed the purchase of ARI, an asset management firm based in Chicago, Illinois. The purchase was completed pursuant to the securities purchase agreement dated December 20, 2009. The fair value as of the acquisition date was $212.1 million, consisting of $180.3 million in cash and 893,105 shares (881,846 of which vest in four equal annual installments) of the Company’s common stock valued at $31.8 million. The fair value of the 881,846 shares of common stock with vesting restrictions was determined using the market price of the Company’s common stock on the date of the acquisition discounted for the liquidity restrictions in accordance with the valuation principles of ASC 820. The vesting provisions of these 881,846 shares (of which 220,466 shares vested on March 1, 2011) are principally time-based, but also include certain post-termination restrictions. The remaining 11,259 shares had no vesting restrictions and the fair value was determined using the market price of the Company’s common stock on the date of the acquisition. A portion of the purchase price payable in cash was funded by proceeds from the issuance of variable rate senior notes (“Notes”) in the amount of $120 million pursuant to the note purchase agreement (“Note Purchase Agreement”) dated December 31, 2009 with certain entities advised by Pacific Investment Management Company LLC (“PIMCO”) and discussed further in Note 14 to these consolidated financial statements.

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

Identifiable intangible assets purchased by the Company consisted of customer relationships and the ARI trade name with acquisition-date fair values of $52.2 million and $2.9 million, respectively. Acquisition costs of $44,000 were incurred in the six months ended June 30, 2010, and are included in outside services on the consolidated statements of operations.

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

Six Months Ended June 30, 2010
(Dollars in thousands)
Net revenues	$245,284
Net income applicable to Piper Jaffray Companies	$9,635

Note 5 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased were as follows:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$28,239	$18,089
Convertible securities	47,172	37,290
Fixed income securities	72,550	58,591
Municipal securities:
Taxable securities	230,870	295,439
Tax-exempt securities	282,144	137,340
Short-term securities	56,475	48,830
Asset-backed securities	51,690	88,922
U.S. government agency securities	178,892	153,739
U.S. government securities	7,908	6,569
Derivative contracts	23,705	29,341

	$979,645	$874,150

Financial instruments and other inventory positions sold,but not yet purchased:
Corporate securities:
Equity securities	$34,686	$23,651
Convertible securities	2,545	8,320
Fixed income securities	23,781	17,965
Asset-backed securities	12,049	12,425
U.S. government agency securities	119,307	52,934
U.S. government securities	221,632	250,452

	$414,000	$365,747

At June 30, 2011 and December 31, 2010, financial instruments and other inventory positions owned in the amount of $653.3 million and $515.8 million, respectively, had been pledged as collateral for the Company’s repurchase agreements and short-term financings.

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

Firm investments: The Company entered into foreign currency forward contracts to manage the currency exposure related to its non-U.S. dollar denominated firm investments.

The following table presents the total absolute notional contract amount associated with the Company’s outstanding derivative instruments:

(Dollars in thousands)				June 30,	December 31,
Transaction Type or Hedged Security	Derivative Category			2011	2010
Customer matched-book	Interest rate derivative contract			$6,063,556	$6,505,232
Trading securities	Interest rate derivative contract			154,750	192,250
Trading securities	Credit default swap index contract			180,000	200,000
Firm investments	Foreign currency forward contract			-	16,645

				$6,398,306	$6,914,127

The Company’s interest rate derivative contracts, credit default swap index contracts and foreign currency forward contracts do not qualify for hedge accounting, therefore, unrealized gains and losses are recorded on the consolidated statements of operations. The following table presents the Company’s unrealized gains/(losses) on derivative instruments:

(Dollars in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Category	Operations Category	2011	2010	2011	2010
Interest rate derivative contract	Investment banking	$(2,798)	$(1,702)	$(3,345)	$(2,869)
Interest rate derivative contract	Institutional brokerage	(6,059)	(311)	(7,306)	(185)
Credit default swap index contract	Institutional brokerage	45	3,073	(60)	3,073
Foreign currency forward contract	Other operating expenses	-	457	59	514

		$(8,812)	$1,517	$(10,652)	$533

The gross fair market value of all derivative instruments and their location on the Company’s consolidated statements of financial condition prior to counterparty netting are shown below by asset or liability position (1):

(Dollars in thousands)		Asset Value at		Liability Value at
Derivative Category	Financial Condition Location	June 30, 2011	Financial Condition Location	June 30, 2011
Interest rate derivative contract	Financial intruments and other inventory positions owned	$357,086	Financial intruments and other inventory positions sold, but not yet purchased	$329,678

Credit default swap index contract	Financial intruments and other inventory positions owned	2,062	Financial intruments and other inventory positions sold, but not yet purchased	2,912

		$359,148		$332,590

(1)	Amounts are disclosed at gross fair value in accordance with the requirement of FASB Accounting Standards Codification Topic 815, “Derivatives and Hedging”(“ASC 815”).

Derivatives are reported on a net basis by counterparty when legal right of offset exists and when applicable provisions are stated in master netting agreements. Cash collateral received or paid is netted on a counterparty basis, provided a legal right of offset exists.

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company’s financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company’s derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of June 30, 2011, the Company had $17.4 million of uncollateralized credit exposure with these counterparties (notional contract amount of $206.3 million), including $8.6 million of uncollateralized credit exposure with one counterparty.

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

Financial Instruments and Other Inventory Positions Owned

Equity securities – Exchange traded equity securities are valued based on quoted prices from the exchange for identical assets or liabilities as of the period-end date. To the extent these securities are actively traded and valuation adjustments are not applied, they are categorized as Level I. Non-exchange traded equity securities (principally hybrid preferred securities) are measured primarily using broker quotations, pricing service data from external providers and prices observed for recently executed market transactions and are categorized within Level II of the fair value hierarchy. Where such information is not available, non-exchange traded equity securities are categorized as Level III financial instruments and measured using valuation techniques involving quoted prices of or market data for comparable companies. When using pricing data of comparable companies, judgment must be applied to adjust the pricing data to account for differences between the measured security and the comparable security (e.g., issuer market capitalization, yield, dividend rate and geographical concentration).

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

Asset-backed securities – Asset-backed securities are valued using observable trades, when available. Certain asset-backed securities are valued using models where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data. These asset-backed securities are categorized as Level II. Other asset-backed securities, which are principally collateralized by residential mortgages or aircraft, have experienced low volumes of executed transactions that results in less observable transaction data. Asset-backed securities collateralized by residential mortgages are valued using cash flow models that utilize unobservable inputs including credit default rates ranging from 1-10%, prepayment rates ranging from 3-23% of CPR, severity ranging from 40-80% and valuation yields ranging from 5-10%. Asset-backed securities collateralized by aircraft are valued using cash flow models that utilize unobservable inputs including airplane lease rates, aircraft residual valuation, trust costs, and other factors impacting security cash flows. The Company’s aircraft asset-backed securities had a weighted average yield of 9.8% at June 30, 2011. As judgment is used to determine the range of these inputs, these asset-backed securities are categorized as Level III.

U.S. government agency securities – U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities and thus, are categorized as Level II. Mortgage bonds include mortgage bonds, mortgage pass-through securities and agency collateralized mortgage-obligations (“CMO”). Mortgage pass-through securities and CMO securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore, generally are categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields ranging from 70-150 basis point spreads to treasury securities, or models based upon prepayment expectations ranging from 250-350 Public Securities Association (“PSA”) prepayment levels. These securities are categorized as Level II.

U.S. government securities – U.S. government securities include highly liquid U.S. treasury securities which are generally valued using quoted market prices and therefore categorized as Level I.

Derivatives – Derivative contracts include interest rate, forward purchase agreement and basis swaps, interest rate locks, futures, credit default swap index contracts and foreign currency forward contracts. These instruments derive their value from underlying assets, reference rates, indices or a combination of these factors. The majority of the Company’s interest rate derivative contracts, including both interest rate swaps and interest rate locks, are valued using market standard pricing models based on the net present value of estimated future cash flows. The valuation models used do not involve material subjectivity as the methodologies do not entail significant judgment and the pricing inputs are market observable, including contractual terms, yield curves and measures of volatility. These instruments are classified as Level II within the fair value hierarchy. Certain interest rate locks transact in less active markets and were valued using valuation models that used the previously mentioned observable inputs and unobservable inputs that required significant judgment. These instruments are classified as Level III. The Company’s credit default swap index contracts and foreign currency forward contracts are valued using market price quotations and classified as Level II.

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

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking investments at inception to reflect economic events in earnings on a timely basis. At June 30, 2011, $8.6 million in merchant banking investments, included within other assets on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets. The gains and losses from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets, were not material for the six months ended June 30, 2011.

The following table summarizes the valuation of our financial instruments by pricing observability levels defined in ASC 820 as of June 30, 2011:

(Dollars in thousands)	Level I	Level II	Level III	Counterparty Collateral Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$19,207	$9,032	$-	$-	$28,239
Convertible securities	-	43,569	3,603	-	47,172
Fixed income securities	-	72,091	459	-	72,550
Municipal securities:
Taxable securities	-	230,870	-	-	230,870
Tax-exempt securities	-	277,951	4,193	-	282,144
Short-term securities	-	56,300	175	-	56,475
Asset-backed securities	-	16,485	35,205	-	51,690
U.S. government agency securities	-	178,892	-	-	178,892
U.S. government securities	7,908	-	-	-	7,908
Derivative contracts	-	50,734	935	(27,964)	23,705

Total financial instruments and other inventory positions owned:	27,115	935,924	44,570	(27,964)	979,645

Cash equivalents	15,857	-	-	-	15,857

Investments	4,469	-	20,648	-	25,117

Total assets	$47,441	$935,924	$65,218	$(27,964)	$1,020,619

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$34,289	$397	$-	$-	$34,686
Convertible securities	-	2,545	-	-	2,545
Fixed income securities	-	20,503	3,278	-	23,781
Asset-backed securities	-	12,049	-	-	12,049
U.S. government agency securities	-	119,307	-	-	119,307
U.S. government securities	221,632	-	-	-	221,632
Derivative contracts	-	20,726	4,385	(25,111)	-

Total financial instruments and other inventory positions sold, but not yet purchased:	$255,921	$175,527	$7,663	$(25,111)	$414,000

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

The following table summarizes the valuation of our financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2010:

(Dollars in thousands)	Level I	Level II	Level III	Counterparty Collateral Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$14,509	$2,240	$1,340	$-	$18,089
Convertible securities	-	34,405	2,885	-	37,290
Fixed income securities	-	52,323	6,268	-	58,591
Municipal securities:
Taxable securities	-	295,439	-	-	295,439
Tax-exempt securities	-	131,222	6,118	-	137,340
Short-term securities	-	48,705	125	-	48,830
Asset-backed securities	-	43,752	45,170	-	88,922
U.S. government agency securities	-	153,739	-	-	153,739
U.S. government securities	6,569	-	-	-	6,569
Derivative contracts	-	58,047	4,665	(33,371)	29,341

Total financial instruments and other inventory positions owned:	21,078	819,872	66,571	(33,371)	874,150

Cash equivalents	9,923	-	-	-	9,923

Investments	4,961	-	9,682	-	14,643

Total assets	$35,962	$819,872	$76,253	$(33,371)	$898,716

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$23,651	$-	$-	$-	$23,651
Convertible securities	-	6,543	1,777	-	8,320
Fixed income securities	-	15,642	2,323	-	17,965
Asset-backed securities	-	10,310	2,115	-	12,425
U.S. government agency securities	-	52,934	-	-	52,934
U.S. government securities	250,452	-	-	-	250,452
Derivative contracts	-	21,084	339	(21,423)	-

Total financial instruments and other inventory positions sold, but not yet purchased:	$274,103	$106,513	$6,554	$(21,423)	$365,747

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

The Company’s Level III assets were $65.2 million and $76.3 million, or 6.4 percent and 8.5 percent of financial instruments measured at fair value at June 30, 2011 and December 31, 2010, respectively. Transfers between levels are recognized at the beginning of the reporting period. There were $7.4 million of transfers of financial assets from Level II to Level III during the six months ended June 30, 2011 related to tax-exempt securities and convertible securities for which no recent trade activity was observed and valuation inputs became unobservable. There were no transfers of financial liabilities from Level II to Level III during the six months ended June 30, 2011. There were $2.9 million of transfers of financial assets and $1.8 million of transfers of financial liabilities from Level III to Level II during the six months ended June 30, 2011 related to convertible securities for which market trades were observed that provided transparency into the valuation of these assets. Transfers between Level I and Level II were not material for the six months ended June 30, 2011 and 2010, respectively.

As discussed in Note 3, the Company began disclosing information in the Level III rollforward on a gross basis for purchases, sales, issuances and settlements effective January 1, 2011. The following tables summarize the changes in fair value associated with Level III financial instruments during the six months ended June 30, 2011 and 2010:

(Dollars in thousands)	Balance at December 31, 2010	Purchases	Sales	Transfers in	Transfers out	Realized gains/ (losses) (1)	Unrealized gains/ (losses) (1)	Balance at June 30, 2011
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$1,340	$-	$(1,467)	$-	$-	$127	$-	$-
Convertible securities	2,885	-	-	3,572	(2,885)	-	31	3,603
Fixed income securities	6,268	21,122	(27,048)	-	-	97	20	459
Municipal securities:
Tax-exempt securities	6,118	513	(6,127)	3,791	-	(3)	(99)	4,193
Short-term securities	125	50	-	-	-	-	-	175
Asset-backed securities	45,170	65,833	(75,775)	-	-	216	(239)	35,205
Derivative contracts	4,665	2,141	(2,363)	-	-	222	(3,730)	935

Total financial instruments and other inventory positions owned:	66,571	89,659	(112,780)	7,363	(2,885)	659	(4,017)	44,570

Investments	9,682	8,555	(693)	-	-	693	2,411	20,648

Total assets	$76,253	$98,214	$(113,473)	$7,363	$(2,885)	$1,352	$(1,606)	$65,218

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Convertible securities	$1,777	$-	$-	$-	$(1,777)	$-	$-	$-
Fixed income securities	2,323	(6,205)	7,156	-	-	(33)	37	3,278
Asset-backed securities	2,115	(2,131)	-	-	-	75	(59)	-
Derivative contracts	339	(1,482)	-	-	-	1,482	4,046	4,385

Total financial instruments and other inventory positions sold, but not yet purchased:	$6,554	$(9,818)	$7,156	$-	$(1,777)	$1,524	$4,024	$7,663

(Dollars in thousands)	Balance at December 31, 2009	Purchases/ (sales), net	Net transfers in/(out)	Realized gains/ (losses) (1)	Unrealized gains/ (losses) (1)	Balance at June 30, 2010
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$-	$9,269	$(86)	$1,596	$392	$11,171
Fixed income securities	-	3,193	-	377	26	3,596
Municipal securities:
Short-term securities	17,825	(12,090)	-	(130)	(2,080)	3,525
Asset-backed securities	24,239	(7,754)	4,370	3,759	(277)	24,337
Derivative contracts	-	-	10,369	-	8,826	19,195

Total financial instruments and other inventory positions owned:	42,064	(7,382)	14,653	5,602	6,887	61,824

Investments	2,240	-	-	-	798	3,038

Total assets	$44,304	$(7,382)	$14,653	$5,602	$7,685	$64,862

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Fixed income securities	$7,771	$(7,911)	$-	$3	$146	$9
Asset-backed securities	2,154	1,903	(3,872)	(4)	114	295

Total financial instruments and other inventory positions sold, but not yet purchased:	$9,925	$(6,008)	$(3,872)	$(1)	$260	$304

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

The carrying values of some of the Company’s financial instruments approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include cash, securities either purchased or sold under agreements to resell, receivables and payables either from or to customers and brokers, dealers and clearing organizations and short-term financings.

Note 7 Variable Interest Entities

In the normal course of business, the Company periodically creates or transacts with entities that are investment vehicles organized as limited partnerships or limited liability companies. These entities were established for the purpose of investing in securities of public or private companies, or municipal debt obligations and were initially financed through the capital commitments of the members. The Company has investments in and/or acts as the managing partner of these entities. In certain instances, the Company provides management and investment advisory services for which it earns fees generally based upon the market value of assets under management and may include incentive fees based upon performance. At June 30, 2011, the Company’s aggregate net investment in these investment vehicles totaled $37.8 million and is recorded in other assets on the consolidated statements of financial condition. The Company’s remaining capital commitments to these entities was $12.0 million at June 30, 2011.

Variable interest entities (“VIEs”) are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities. The determination as to whether an entity is a VIE is based on the amount and nature of the members’ equity investment in the entity. The Company also considers other characteristics such as the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance. For those entities that meet the deferral provisions defined by FASB ASU No. 2010-10, “Consolidation: Amendments for Certain Investment Funds,” (“ASU 2010-10”), the Company considers characteristics such as the ability to influence the decision making about the entity’s activities and how the entity is financed. The Company has identified certain of the entities described above as VIEs. These VIEs had net assets approximating $1.1 billion at June 30, 2011. The Company’s exposure to loss from these VIEs is $8.4 million, which is the carrying value of its capital contributions recorded in other assets on the consolidated statements of financial condition at June 30, 2011. The Company had no liabilities related to these VIEs at June 30, 2011.

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

The Company has not provided financial or other support to the VIEs that it was not previously contractually required to provide as of June 30, 2011.

Note 8 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers and clearing organizations at June 30, 2011 and December 31, 2010 included:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Receivable arising from unsettled securities transactions, net	$83,413	$65,923
Deposits paid for securities borrowed	59,757	62,720
Receivable from clearing organizations	30,732	19,168
Deposits with clearing organizations	26,534	24,795
Securities failed to deliver	5,192	1,361
Other	8,224	14,831

	$213,852	$188,798

Amounts payable to brokers, dealers and clearing organizations at June 30, 2011 and December 31, 2010 included:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Payable to clearing organizations	$2,816	$2,320
Securities failed to receive	3,356	499
Other	15,563	15,700

	$21,735	$18,519

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

In the normal course of business, the Company obtains securities purchased under agreements to resell, securities borrowed and margin agreements on terms that permit it to repledge or resell the securities to others. The Company obtained securities with a fair value of approximately $336.7 million and $351.7 million at June 30, 2011 and December 31, 2010, respectively, of which $301.3 million and $309.9 million, respectively, had been either pledged or otherwise transferred to others in connection with the Company’s financing activities or to satisfy its commitments under financial instruments and other inventory positions sold, but not yet purchased.

At June 30, 2011, the Company’s securities sold under agreements to repurchase (“Repurchase Liabilities”) exceeded 10 percent of total assets. The following is a summary of Repurchase Liabilities, the fair market value of collateral pledged and the interest rate charged by the Company’s counterparty, which is based on LIBOR plus an applicable margin as of June 30, 2011:

(Dollars in thousands)	Repurchase Liabilities	Fair Market Value	Interest Rates
Overnight maturities:
Corporate securities:
Fixed income securities	$8,152	$9,902	1.03%
Municipal securities:
Taxable securities	98,794	119,103	1.03%
Tax-exempt securities	69,723	83,926	1.03%
Short-term securities	23,331	28,325	1.03%
Term up to 30 day maturities:
U.S. government agency securities	35,943	35,943	0.02%
On demand maturities:
Corporate securities:
Fixed income securities	16,154	17,037	0.65%
U.S. government agency securities	109,540	119,222	0.40 - 0.55%
U.S. government securities	6,665	6,657	0.20%

	$368,302	$420,115

Note 10 Other Assets

Other assets include net deferred tax assets, prepaid expenses and proprietary investments. The Company’s investments include direct equity investments in public companies, investments in private companies and partnerships, warrants of public or private companies, private company debt and investments to fund deferred compensation liabilities.

Other assets at June 30, 2011 and December 31, 2010 included:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Net deferred income tax assets	$45,172	$62,180
Investments at fair value	25,117	14,643
Investments at cost	22,927	28,794
Investments accounted for under the equity method	18,607	16,653
Prepaid expenses	9,133	8,897
Other	1,594	2,363

Total other assets	$122,550	$133,530

Management regularly reviews the Company’s investments in private company debt and has concluded that no valuation allowance is needed as it is probable that all contractual principal and interest will be collected.

At June 30, 2011, the estimated fair market value of investments carried at cost totaled $27.7 million. The estimated fair value of investments carried at cost was measured using valuation techniques involving market data for comparable companies (e.g., multiples of revenue and earnings before income tax, depreciation and amortization (EBITDA)). Valuation adjustments, based upon management’s judgment, were made to account for differences between the measured security and comparable securities.

Investments accounted for under the equity method include general and limited partnership interests. The carrying value of these investments is based on the investment vehicles net asset value. The net assets of investment partnerships consist of investments in both marketable and non-marketable securities. The underlying investments held by such partnerships are valued based on the estimated fair value ultimately determined by management in our capacity as general partner or investor and, in the case of an investment in an unaffiliated investment partnership, are based on financial statements prepared by an unaffiliated general partner.

Note 11 Goodwill and Intangible Assets

The following table presents the changes in the carrying value of goodwill and intangible assets for the six months ended June 30, 2011:

(Dollars in thousands)
Goodwill	Capital Markets	Asset Management	Total
Balance at December 31, 2010	$120,298	$202,296	$322,594
FAMCO earn-out payment	-	56	56

Balance at June 30, 2011	$120,298	$202,352	$322,650

Intangible assets
Balance at December 31, 2010	$-	$59,580	$59,580
Amortization of intangible assets	-	(4,138)	(4,138)

Balance at June 30, 2011	$-	$55,442	$55,442

Note 12 Short-Term Financing

The following is a summary of short-term financing and the weighted average interest rate on borrowings as of June 30, 2011 and December 31, 2010:

	Outstanding Balance		Weighted Average Interest Rate
(Dollars in thousands)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010

Bank lines (secured)	$110,275	$70,000	1.14%	1.31%
Commercial paper (secured)	114,353	123,589	1.28%	1.28%

Total short-term financing	$224,628	$193,589

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

The Company’s committed short-term bank line financing at June 30, 2011 consisted of a $250 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2010. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain a minimum net capital of $150 million, and the unpaid principal amount of all advances under this facility will be due on December 30, 2011. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis.

The Company’s uncommitted secured lines at June 30, 2011 totaled $275 million with three banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company’s uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. In addition, the Company has established arrangements to obtain financing by another broker dealer at the end of each business day related specifically to its convertible inventory.

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

Note 13 Bank Syndicated Financing

The following is a summary of bank syndicated financing and the weighted average interest rate on borrowings as of June 30, 2011 and December 31, 2010:

	Outstanding Balance		Weighted Average Interest Rate
(Dollars in thousands)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010

Term loan	$95,000	$100,000	3.00%	5.00%
Revolving credit facility	25,000	25,000	3.00%	5.00%

Total bank syndicated financing	$120,000	$125,000

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

(Dollars in thousands)
Remainder of 2011	$5,000
Due in 2012	25,000
Due in 2013	65,000

$95,000

The interest rate for borrowing under the Credit Agreement is, at the option of the Company, equal to LIBOR or a base rate, plus an applicable margin, adjustable and payable quarterly. The base rate is defined as the highest of the Agent’s prime lending rate, the Federal Funds Rate plus 0.50 percent or one-month LIBOR plus 1.00 percent. The applicable margin varies from 1.50 percent to 3.00 percent and is based on the Company’s leverage ratio. The Company also pays a nonrefundable commitment fee of 0.50 percent on the unused portion of the revolving credit facility on a quarterly basis. In addition, the aggregate debt issuance costs will be recognized as additional interest expense over the three-year life under the effective yield interest expense method.

The Company’s Credit Agreement is recorded at amortized cost. As of June 30, 2011, the carrying value of the Credit Agreement approximates fair value.

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

The Credit Agreement includes covenants that, among other things, limit the Company’s leverage ratio, require maintenance of certain levels of cash and regulatory net capital, require the Company’s asset management segment to achieve minimum earnings before interest, taxes, depreciation and amortization, and impose certain limitations on the Company’s ability to make acquisitions and make payments on its capital stock. With respect to the net capital covenant, the Company’s U.S. broker dealer subsidiary is required to maintain minimum net capital of $160 million. At June 30, 2011, the Company was in compliance with all covenants.

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

Note 15 Legal Contingencies

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

Note 16 Restructuring

During 2010, the Company restructured its European operations to focus European resources on two areas: the distribution of U.S. and Asia securities to European institutional investors and merger and acquisition advisory services. As a result of the restructuring, the Company exited the origination and distribution of European securities and incurred pre-tax restructuring-related expenses of $9.3 million in 2010. As of June 30, 2011, the majority of these expenses had been paid and the remaining restructuring-related liability associated with the Company’s European operations was not material.

Note 17 Shareholders’ Equity

Share Repurchase Program

In the third quarter of 2010, the Company’s board of directors authorized the repurchase of up to $75.0 million in common shares through September 30, 2012. During the six months ended June 30, 2011, the Company did not repurchase any shares of the Company’s common stock related to this authorization. The Company has $57.4 million remaining under this authorization.

Issuance of Shares

During the six months ended June 30, 2011, the Company issued 90,085 common shares out of treasury stock in fulfillment of $3.8 million in obligations under the Piper Jaffray Companies Retirement Plan and issued 1,113,592 common shares out of treasury stock as a result of vesting and exercise transactions under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.

Note 18 Earnings Per Share

The Company calculates earnings per share using the two-class method. Basic earnings per common share is computed by dividing net income applicable to Piper Jaffray Companies’ common shareholders by the weighted average number of common shares outstanding for the period. Net income applicable to Piper Jaffray Companies’ common shareholders represents net income applicable to Piper Jaffray Companies reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. All of the Company’s unvested restricted shares are deemed to be participating securities as they are eligible to share in the profits (e.g., receive dividends) of the Company. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options. The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(Amounts in thousands, except per share data)
Net income applicable to Piper Jaffray Companies	$10,694	$7,378	$17,927	$7,888
Earnings allocated to participating securities (1)	(1,934)	(1,666)	(3,505)	(1,675)

Net income applicable to Piper Jaffray Companies’ common shareholders (2)	$8,760	$5,712	$14,422	$6,213

Shares for basic and diluted calculations:
Average shares used in basic computation	15,840	15,901	15,510	15,869
Stock options	5	24	26	56
Restricted stock (1)	-	-	-	-

Average shares used in diluted computation	15,845	15,925	15,536	15,925

Earnings per share:
Basic	$0.55	$0.36	$0.93	$0.39
Diluted	$0.55	$0.36	$0.93	$0.39

(1)	Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the calculation using the treasury-stock method.

(2)

Net income applicable to Piper Jaffray Companies’ common shareholders for diluted and basic EPS may differ under the two-class method as a result of adding the effect of the assumed exercise of stock options to dilutive shares outstanding, which alters the ratio used to allocate earnings to Piper Jaffray Companies’ common shareholders and participating securities for purposes of calculating diluted and basic EPS.

The anti-dilutive effects from stock options were immaterial for the periods ended June 30, 2011 and 2010.

Note 19 Employee Benefit Plans

The Company has various employee benefit plans including a tax-qualified retirement plan (the “Retirement Plan”), a post-retirement medical plan, and health and welfare plans. The Company terminated its non-qualified unfunded cash balance pension plan (the “Non-Qualified Plan”) in 2010 through lump-sum cash distributions to all participants. These lump-sum cash payments, totaling $10.4 million, were based on the December 31, 2009 actuarial valuation of the Non-Qualified Plan and were distributed on March 15, 2010. For the six month period ended June 30, 2010, the Company recognized settlement expense of $0.2 million in compensation and benefits expense on the consolidated statements of operations related to the settlement of all Non-Qualified Plan liabilities.

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

The following table provides a summary of the Company’s outstanding equity awards as of June 30, 2011:

Incentive Plan
Restricted Stock
Annual grants	1,657,618
Sign-on grants	532,504
Retention grants	114,158
Performance grants	307,820

2,612,100
Inducement Plan
Restricted Stock	116,610

Total restricted stock related to compensation	2,728,710

ARI deal consideration (1)	661,380

Total restricted stock outstanding	3,390,090

Incentive Plan
Stock options outstanding	513,865

(1)	The Company issued restricted stock as part of deal consideration for ARI. See Note 4 for further discussion.

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

Restricted Stock Awards

Restricted stock grants are valued at the market price of the Company’s common stock on the date of grant and are amortized over the related requisite service period. The Company grants shares of restricted stock to current employees as part of year-end compensation (“Annual Grants”) and as a retention tool. Employees may receive restricted stock upon initial hiring or as a retention award (“Sign-on Grants”). The Company has also granted incremental restricted stock awards with service conditions to key employees (“Retention Grants”) and restricted stock with performance conditions to members of senior management (“Performance Grants”).

The Company’s Annual Grants are made each year in February. Prior to 2011, Annual Grants had three-year cliff vesting periods. Beginning in 2011, Annual Grants vest ratably over three years in equal installments. The Annual Grants provide for continued vesting after termination of employment, so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreements entered into upon termination. The vesting period refers to the period in which post-termination restrictions apply. The Company determined the service inception date precedes the grant date for the Annual Grants, and that the post-termination restrictions do not meet the criteria for an in-substance service condition, as defined by FASB Accounting Standards Codification Topic 718, “Compensation – Stock Compensation” (“ASC 718”). Accordingly, restricted stock granted as part of the Annual Grants is expensed in the one-year period in which those awards are deemed to be earned, which is generally the calendar year preceding the February grant date. For example, the Company recognized compensation expense during fiscal 2010 for our February 2011 Annual Grants. If an equity award related to the Annual Grants is forfeited as a result of violating the post-termination restrictions, the lower of the fair value of the award at grant date or the fair value of the award at the date of forfeiture is recorded within the consolidated statements of operations as other income. The Company recorded $3.1 million and $2.2 million of forfeitures through other income for the three months ended June 30, 2011 and 2010, respectively, and $3.2 million and $3.8 million for the six months ended June 30, 2011 and 2010, respectively.

Sign-on Grants are used as a recruiting tool for new employees and are issued to current employees as a retention tool. The majority of these awards have three-year cliff vesting terms and employees must fulfill service requirements in exchange for rights to the awards. Compensation expense is amortized on a straight-line basis from the date of grant over the requisite service period. Employees forfeit unvested shares upon termination of employment and a reversal of compensation expense is recorded.

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

The Company did not grant stock options during the six months ended June 30, 2011 and 2010, respectively.

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

The Company recorded total compensation expense of $9.2 million and $10.6 million for the three months ended June 30, 2011 and 2010, respectively, and $18.4 million and $19.2 million for the six months ended June 30, 2011 and 2010, respectively, related to employee restricted stock awards. The tax benefit related to stock-based compensation costs totaled $3.6 million and $4.2 million for the three months ended June 30, 2011 and 2010, respectively, and $7.1 million and $7.6 million for the six months ended June 30, 2011 and 2010, respectively.

The following table summarizes the changes in the Company’s unvested restricted stock (including the unvested restricted stock issued as part of the deal consideration for ARI) under the Incentive Plan and Inducement Plan for the six months ended June 30, 2011:

	Unvested Restricted Stock	Weighted Average Grant Date Fair Value
December 31, 2010	4,523,184	$39.84
Granted	616,489	42.17
Vested	(1,580,744)	39.99
Cancelled	(168,839)	38.30

June 30, 2011	3,390,090	$37.94

As of June 30, 2011, there was $13.6 million of total unrecognized compensation cost related to restricted stock expected to be recognized over a weighted average period of 2.45 years.

The following table summarizes the changes in the Company’s outstanding stock options for the six months ended June 30, 2011:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
December 31, 2010	515,492	$44.64	4.9	$166,406
Granted	-	-
Exercised	(1,023)	39.62
Cancelled	(604)	39.62

June 30, 2011	513,865	$44.66	4.4	$18,282

Options exercisable at June 30, 2011	513,865	$44.66	4.4	$18,282

As of June 30, 2011, there was no unrecognized compensation cost related to stock options expected to be recognized over future years.

Cash received from option exercises for the six months ended June 30, 2011 and 2010 was $0.1 million. The tax benefit realized for the tax deductions from option exercises was immaterial for the six months ended June 30, 2011 and 2010, respectively.

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

Reportable segment financial results are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Capital Markets

Investment banking
Financing
Equities	$30,985	$34,776	$55,667	$51,764
Debt	18,583	14,355	28,249	29,536
Advisory services	18,134	23,197	31,558	35,172

Total investment banking	67,702	72,328	115,474	116,472

Institutional sales and trading
Equities	21,341	27,501	47,080	54,428
Fixed income	22,394	9,733	51,583	37,109

Total institutional sales and trading	43,735	37,234	98,663	91,537

Other income	4,088	2,423	7,968	4,408

Net revenues	115,525	111,985	222,105	212,417

Operating expenses (1)	103,339	103,189	202,659	196,299

Segment pre-tax operating income	$12,186	$8,796	$19,446	$16,118

Segment pre-tax operating margin	10.5%	7.9%	8.8%	7.6%

Asset Management

Management and performance fees
Management fees	$18,011	$15,730	$35,823	$24,545
Performance fees	1,629	143	1,746	482

Total management and performance fees	19,640	15,873	37,569	25,027

Other income/(loss)	784	(205)	1,055	(205)

Net revenues	20,424	15,668	38,624	24,822

Operating expenses (1)	15,476	12,703	29,402	20,108

Segment pre-tax operating income	$4,948	$2,965	$9,222	$4,714

Segment pre-tax operating margin	24.2%	18.9%	23.9%	19.0%

Total

Net revenues	$135,949	$127,653	$260,729	$237,239

Operating expenses (1)	118,815	115,892	232,061	216,407

Total segment pre-tax operating income	$17,134	$11,761	$28,668	$20,832

Pre-tax operating margin	12.6%	9.2%	11.0%	8.8%

(1)	Operating expenses include intangible asset amortization as set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Capital Markets	$-	$-	$-	$-
Asset Management	2,069	2,204	4,138	3,180

Total intangible asset amortization expense	$2,069	$2,204	$4,138	$3,180

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Net revenues:
United States	$122,900	$111,094	$236,978	$206,109
Asia	8,727	10,442	10,920	17,517
Europe	4,322	6,117	12,831	13,613

Consolidated	$135,949	$127,653	$260,729	$237,239

Long-lived assets are allocated to geographic locations based upon the location of the asset. The following table presents long-lived assets by geographic region:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Long-lived assets:
United States	$431,438	$451,892
Asia	13,628	13,391
Europe	389	547

Consolidated	$445,455	$465,830

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

At June 30, 2011, net capital calculated under the SEC rule was $188.7 million, and exceeded the minimum net capital required under the SEC rule by $186.9 million.

The Company’s short-term committed credit facility of $250 million includes a covenant requiring Piper Jaffray to maintain minimum net capital of $150 million. In addition, the Company’s three-year bank syndicated credit facility includes a similar covenant, requiring minimum net capital of $160 million.

Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the U.K. Financial Services Authority (“FSA”). As of June 30, 2011, Piper Jaffray Ltd. was in compliance with the capital requirements of the FSA.

Piper Jaffray Asia Holdings Limited operates three entities licensed by the Hong Kong Securities and Futures Commission, which are subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rules promulgated under the Securities and Futures Ordinance. As of June 30, 2011, Piper Jaffray Asia regulated entities were in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Ordinance.

Note 23 Income Taxes

The Company’s effective income tax rate for the three and six months ended June 30, 2011 was 34.9 percent and 35.2 percent, respectively, compared to 37.9 percent and 62.9 percent for the three and six months ended June 30, 2010, respectively. The provision for income taxes for the six months ended June 30, 2010 was unusually high due to a $5.3 million write-off of a deferred tax asset resulting from a restricted stock grant that vested at a share price lower than the grant date share price.

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

Results for the three and six months ended June 30, 2011

For the three months ended June 30, 2011, we recorded net income applicable to Piper Jaffray Companies of $10.7 million, or $0.55 per diluted common share, compared with $7.4 million, or $0.36 per diluted common share for the corresponding period in the prior year. Net revenues for the three months ended June 30, 2011 were $135.9 million, up 6.5 percent from $127.7 million reported in the year-ago period as higher fixed income institutional brokerage revenues and increased asset management revenues were partially offset by a decline in investment banking revenues. For the three months ended June 30, 2011, non-compensation expenses were $35.4 million, a 7.3 percent decrease compared to the second quarter of 2010, mainly attributable to lower trading fees associated with decreased equity volumes as well as reductions in legal fees and litigation-related expenses.

For the six months ended June 30, 2011, net income applicable to Piper Jaffray Companies was $17.9 million, or $0.93 per diluted common share, compared with $7.9 million for the prior-year period, or $0.39 per diluted common share. Net revenues for the first six months of 2011 increased 9.9 percent to $260.7 million, as compared to the first half of 2010, primarily due to increased asset management revenues driven by increased revenues from ARI and gains recorded on our merchant banking activities. For the six months ended June 30, 2011, non-compensation expenses were $73.1 million, essentially flat compared with the six months ended June 30, 2010.

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

Outlook for the remainder of 2011

Equity financing revenues in the first half of 2011 reflected solid equity financing activity from U.S.-based issuers, but minimal equity financing activity from China-based issuers. We expect Asia capital markets activity to be weighted towards the fourth quarter of 2011. If the capital markets remain favorable in 2011, growth sectors of equity capital markets and advisory services should benefit. However, we remain cautious about the potential for volatile periods in the capital markets in the last half of the year as uncertainty exists in global markets and around U.S. fiscal policy. Debt financing revenues were negatively impacted in the first half of 2011 by reduced municipal underwriting levels. For the industry, the par value of municipal negotiated issuances was down 47 percent in the first six months of 2011; however, our par value of new issuances was down only 10 percent. As a result, our municipal financing economic fee market share increased 150 basis points compared to the first half of 2010. Public finance activity increased from the first to the second quarter of 2011, but we expect the municipal underwriting market to remain difficult for the remainder of 2011.

Restructuring of European Operations

In the fourth quarter of 2010, we restructured our European operations to focus European resources on two areas: the distribution of U.S. and Asia securities to European institutional investors and merger and acquisition advisory services. With the narrowed focus, our European operations have returned to profitability in the first half of 2011.

Results of Operations

Financial Summary for the Three Months Ended June 30, 2011 and June 30, 2010

The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of Net Revenues For the Three Months Ended June 30,
	For the Three Months Ended June 30,
(Dollars in thousands)	2011	2010	2011 v2010	2011	2010
Revenues:

Investment banking	$67,062	$71,745	(6.5)%	49.3%	56.2%
Institutional brokerage	37,170	32,084	15.9	27.3	25.1
Asset management	19,640	15,873	23.7	14.4	12.4
Interest	13,144	14,313	(8.2)	9.7	11.2
Other income	6,626	3,495	89.6	5.0	2.8

Total revenues	143,642	137,510	4.5	105.7	107.7

Interest expense	7,693	9,857	(22.0)	5.7	7.7

Net revenues	135,949	127,653	6.5	100.0	100.0

Non-interest expenses:

Compensation and benefits	83,376	77,678	7.3	61.3	60.9
Occupancy and equipment	8,992	8,056	11.6	6.6	6.3
Communications	6,203	6,199	0.1	4.6	4.9
Floor brokerage and clearance	2,219	3,307	(32.9)	1.6	2.6
Marketing and business development	6,725	6,095	10.3	4.9	4.8
Outside services	6,819	7,735	(11.8)	5.0	6.0
Intangible asset amortization expense	2,069	2,204	(6.1)	1.5	1.7
Other operating expenses	2,412	4,618	(47.8)	1.9	3.6

Total non-interest expenses	118,815	115,892	2.5	87.4	90.8

Income before income tax expense	17,134	11,761	45.7	12.6	9.2

Income tax expense	5,987	4,458	34.3	4.4	3.5

Net income	11,147	7,303	52.6	8.2	5.7

Net income/(loss) applicable to noncontrolling interests	453	(75)	N/M	0.3	(0.1)

Net income applicable to Piper Jaffray Companies	$10,694	$7,378	44.9%	7.9%	5.8%

N/M - Not meaningful

For the three months ended June 30, 2011, we recorded net income applicable to Piper Jaffray Companies of $10.7 million. Net revenues for the three months ended June 30, 2011 were $135.9 million, a 6.5 percent increase from the year-ago period. For the second quarter of 2011, investment banking revenues decreased 6.5 percent to $67.1 million, compared with revenues of $71.7 million in the prior-year period. The decrease in investment banking revenues was primarily attributable to lower advisory services activity. In the second quarter of 2011, institutional brokerage revenues increased 15.9 percent to $37.2 million, compared with $32.1 million in the corresponding period in the prior year. The increase in institutional brokerage revenues resulted from improved performance in taxable securities and municipal strategic trading, partially offset by lower client volumes and reduced trading performance in equity institutional brokerage revenues. For the three months ended June 30, 2011, asset management fees increased 23.7 percent to $19.6 million, driven by increased management and performance fees. In the second quarter of 2011, net interest income increased 22.3 percent to $5.5 million, compared with $4.5 million in the second quarter of 2010. The increase was primarily the result of higher interest income earned on net inventory balances, particularly related to municipal securities and hybrid preferred securities. In the second quarter of 2011, other income increased to $6.6 million, compared with $3.5 million in the corresponding period in the prior year. The increase was primarily due to gains recorded on our merchant banking activities and increased income associated with forfeitures of stock-based compensation. Non-interest expenses increased to $118.8 million for the three months ended June 30, 2011, from $115.9 million in the corresponding period in the prior year.

Consolidated Non-Interest Expenses

Compensation and Benefits – Compensation and benefits expenses, which are the largest component of our expenses, include salaries, incentive compensation, benefits, stock-based compensation, employment taxes and other employee costs. A portion of compensation expense is comprised of variable incentive arrangements, including discretionary incentive compensation, the amount of which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits. Other compensation costs, primarily base salaries and benefits, are more fixed in nature. The timing of incentive compensation payments, which generally occur in February, have a greater impact on our cash position and liquidity than is reflected on our consolidated statements of operations.

For the three months ended June 30, 2011, compensation and benefits expenses increased 7.3 percent to $83.4 million from $77.7 million in the corresponding period in 2010. This increase was due to higher variable compensation costs resulting from increased net revenues and profitability. Compensation and benefits expenses as a percentage of net revenues were 61.3 percent for the second quarter of 2011, compared with 60.9 percent for the second quarter of 2010.

Occupancy and Equipment – In the second quarter of 2011, occupancy and equipment expenses were $9.0 million, compared with $8.1 million for the corresponding period in 2010. The increase was attributable to higher occupancy and equipment costs associated with our move to new space in New York City and Hong Kong in the fourth quarter of 2010 as well as increased software maintenance costs.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the three months ended June 30, 2011, communications expenses were $6.2 million, essentially flat compared with the three months ended June 30, 2010.

Floor Brokerage and Clearance – For the three months ended June 30, 2011, floor brokerage and clearance expenses decreased 32.9 percent to $2.2 million, compared with $3.3 million for the three months ended June 30, 2010. The decline was due to lower trading fees resulting from decreased U.S. equity trade volumes and our exit from the distribution of European securities completed in the fourth quarter of 2010.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment and promotional and advertising costs. In the second quarter of 2011, marketing and business development expenses increased 10.3 percent to $6.7 million, compared with $6.1 million in the second quarter of 2010, primarily due to increased travel costs.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees and other professional fees. Outside services expenses decreased 11.8 percent to $6.8 million in the second quarter of 2011, compared with $7.7 million for the prior-year period, primarily due to reductions in legal fees and consulting costs.

Intangible Asset Amortization Expense – Intangible asset amortization expenses include the amortization of definite-lived intangible assets consisting of asset management contractual relationships, non-compete agreements and certain trade names and trademarks. In the second quarter of 2011, intangible asset amortization expense was $2.1 million, essentially flat compared with the second quarter of 2010.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. In the second quarter of 2011, other operating expenses were $2.4 million, compared with $4.6 million in the second quarter of 2010. This decrease was primarily due to decreased litigation-related expenses, a decline in charitable contributions expense as we funded the majority of our 2011 charitable contribution commitments in the first three months of 2011, and reduced currency exposure related to our non-U.S. dollar denominated firm investments.

Income Taxes – For the three months ended June 30, 2011, our provision for income taxes was $6.0 million, equating to an effective tax rate of 34.9 percent. For the three months ended June 30, 2010, our provision for income taxes was $4.5 million, equating to an effective tax rate of 37.9 percent.

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

The following table provides our segment performance for the periods presented:

	Three Months Ended June 30,
	2011	2010	2011 v2010
(Dollars in thousands)
Net revenues
Capital Markets	$115,525	$111,985	3.2%
Asset Management	20,424	15,668	30.4

Total net revenues	$135,949	$127,653	6.5%

Pre-tax operating income
Capital Markets	$12,186	$8,796	38.5%
Asset Management	4,948	2,965	66.9

Total pre-tax operating income	$17,134	$11,761	45.7%

Pre-tax operating margin
Capital Markets	10.5%	7.9%
Asset Management	24.2%	18.9%
Total pre-tax operating margin	12.6%	9.2%

Capital Markets

	Three Months Ended June 30,
	2011	2010	2011 v2010
(Dollars in thousands)
Net revenues:
Investment banking
Financing
Equities	$30,985	$34,776	(10.9)%
Debt	18,583	14,355	29.5
Advisory services	18,134	23,197	(21.8)

Total investment banking	67,702	72,328	(6.4)

Institutional sales and trading
Equities	21,341	27,501	(22.4)
Fixed income	22,394	9,733	130.1

Total institutional sales and trading	43,735	37,234	17.5

Other income	4,088	2,423	68.7

Total net revenues	$115,525	$111,985	3.2%

Pre-tax operating income	$12,186	$8,796	38.5%

Pre-tax operating margin	10.5%	7.9%

Capital Markets net revenues increased 3.2 percent to $115.5 million in the second quarter of 2011, compared with $112.0 million in the prior-year period.

Investment banking revenues comprise all the revenues generated through financing and advisory services activities, including derivative activities that relate to debt financing. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.

Investment banking revenues decreased 6.4 percent to $67.7 million in the second quarter of 2011, compared with $72.3 million for the corresponding period in 2010, due to decreased equity financing and advisory services revenues, partially offset by an increase in debt financing revenues. For the three months ended June 30, 2011, equity financing revenues decreased to $31.0 million, compared with $34.8 million in the prior-year period, resulting from lower Asia equity financing activity. During the second quarter of 2011, we completed 24 equity financings, raising $6.8 billion in capital for our clients, compared with 28 equity financings, raising $3.5 billion for the corresponding period in 2010. Debt financing revenues in the second quarter of 2011 increased 29.5 percent to $18.6 million, compared with $14.4 million in the second quarter of 2010, due to an increase in corporate debt financing and derivatives revenues. For the three months ended June 30, 2011, advisory services revenues decreased 21.8 percent to $18.1 million due to a decline in U.S. advisory services revenues and lower revenue per transaction. We completed 9 transactions with an aggregate enterprise value of $1.1 billion during the second quarter of 2011, compared with 11 transactions with an aggregate enterprise value of $4.6 billion in the second quarter of 2010.

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

For the three months ended June 30, 2011, institutional brokerage revenues increased 17.5 percent to $43.7 million, compared with $37.2 million in the prior-year period, as higher fixed income institutional brokerage revenues were partially offset by lower equity institutional brokerage revenues. Equity institutional brokerage revenues decreased to $21.3 million in the second quarter of 2011, compared with $27.5 million in the prior period in 2010, which is primarily attributed to lower U.S. client volumes resulting from reduced market volatility in the second quarter of 2011 versus the corresponding period in 2010. Additionally, we exited from the distribution of European securities in the fourth quarter of 2010. For the three months ended June 30, 2011, fixed income institutional brokerage revenues increased to $22.4 million, compared with $9.7 million in the prior-year period, resulting from increases in taxable sales and trading revenues and municipal strategic trading revenues. In the second quarter of 2010, we experienced an unfavorable fixed income trading environment as investor concerns over credit risk led to widening credit spreads and lower client activity in municipal products and reduced trading performance across products.

Other income includes gains and losses from our merchant banking activities and other firm investments, income associated with the forfeiture of stock-based compensation and interest expense related to firm funding. In the second quarter of 2011, other income increased to $4.1 million, compared with $2.4 million in the corresponding period in 2010, as a result of gains associated with our merchant banking activities and an increase in income associated with forfeitures of stock-based compensation.

Capital Markets segment pre-tax operating margin for the second quarter of 2011 increased to 10.5 percent, compared to 7.9 percent for the corresponding period in the prior year, as non-compensation expenses remained flat as net revenues increased compared with the prior-year period.

Asset Management

	Three Months Ended June 30,
	2011	2010	2011 v2010
(Dollars in thousands)
Net revenues:
Management fees	$18,011	$15,730	14.5%
Performance fees	1,629	143	N/M

Total management and performance fees	19,640	15,873	23.7

Other income/(loss)	784	(205)	N/M

Net revenues	$20,424	$15,668	30.4%

Pre-tax operating income	$4,948	$2,965	66.9%

Pre-tax operating margin	24.2%	18.9%

N/M - Not meaningful

Management and performance fee revenues comprise all the revenues generated through management and investment advisory services performed for various funds and separately managed accounts. Performance fees are earned when the investment return on assets under management exceeds certain benchmark targets or other performance targets over a specified measurement period. The majority of performance fees, if earned, are recorded in the fourth quarter of the applicable year or upon withdrawal of client assets. Total management and performance fee revenues increased 23.7 percent to $19.6 million in the second quarter of 2011, compared with $15.9 million in the second quarter of 2010. The increase was primarily a result of higher management fee revenue due to market appreciation and increased performance fees recognized as a result of a withdrawal of client assets during the quarter.

Other income includes gains and losses from our investments in funds and partnerships that we manage. Other income was $0.8 million for the second quarter of 2011 compared with a loss of $0.2 million in the corresponding period in 2010 due to gains in our investments in the funds and partnerships.

Operating expenses for the three months ended June 30, 2011 were $15.5 million, compared to $12.7 million in the prior period in 2010. The increase was due to higher variable compensation costs resulting from increased net revenues and profitability. Segment pre-tax operating margin for the second quarter of 2011 was 24.2 percent, compared to 18.9 percent for the corresponding period in the prior year.

The following table summarizes the changes in our assets under management for the three months ended June 30, 2011:

(Dollars in millions)
Assets under management:
Balance at March 31, 2011:	$12,759

Net inflows/(outflows)	(364)

Net market appreciation/(depreciation)	(32)

Balance at June 30, 2011:	$12,363

Assets under management decreased $0.4 billion to $12.4 billion in the second quarter of 2011 resulting primarily from net client outflows as existing institutional clients changed investment strategies and reallocated assets.

Financial Summary for the Six Months Ended June 30, 2011 and June 30, 2010

The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended
			2011	June 30,
(Dollars in thousands)	2011	2010	v2010	2011	2010
Revenues:

Investment banking	$114,103	$115,493	(1.2)%	43.8%	48.7%
Institutional brokerage	85,401	81,179	5.2	32.8	34.2
Asset management	37,569	25,027	50.1	14.4	10.5
Interest	27,373	27,762	(1.4)	10.5	11.7
Other income	12,137	6,422	89.0	4.6	2.8

Total revenues	276,583	255,883	8.1	106.1	107.9

Interest expense	15,854	18,644	(15.0)	6.1	7.9

Net revenues	260,729	237,239	9.9	100.0	100.0

Non-interest expenses:

Compensation and benefits	158,921	142,774	11.3	61.0	60.2
Occupancy and equipment	17,440	15,725	10.9	6.7	6.6
Communications	12,814	12,688	1.0	4.9	5.3
Floor brokerage and clearance	4,685	5,924	(20.9)	1.8	2.5
Marketing and business development	12,935	11,417	13.3	5.0	4.8
Outside services	14,925	15,739	(5.2)	5.7	6.6
Intangible asset amortization expense	4,138	3,180	30.1	1.6	1.4
Other operating expenses	6,203	8,960	(30.8)	2.3	3.8

Total non-interest expenses	232,061	216,407	7.2	89.0	91.2

Income before income tax expense	28,668	20,832	37.6	11.0	8.8

Income tax expense	10,102	13,103	(22.9)	3.9	5.5

Net income	18,566	7,729	140.2	7.1	3.3

Net income/(loss) applicable to noncontrolling interests	639	(159)	N/M	0.2	0.0

Net income applicable to Piper Jaffray Companies	$17,927	$7,888	127.3%	6.9%	3.3%

N/M - Not meaningful

Except as discussed below, the description of non-interest expense and net revenues as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.

For the six months ended June 30, 2011, we recorded net income applicable to Piper Jaffray Companies of $17.9 million. Net revenues for the six months ended June 30, 2011 were $260.7 million, a 9.9 percent increase from the year-ago period. For the six months ended June 30, 2011, investment banking revenues were $114.1 million, essentially flat compared with the prior-year period. For the six months ended June 30, 2011, institutional brokerage revenues increased 5.2 percent to $85.4 million, compared with $81.2 million in the corresponding period in the prior year as increased fixed income brokerage revenue was partially offset by a decline in equity brokerage revenues. For the first half of 2011, asset management fees were $37.6 million, compared with $25.0 million in the prior-year period. The increased revenues were driven by a full six months of revenue for ARI, which we acquired on March 1, 2010. Net interest income for the first six months of 2011 increased 26.3 percent to $11.5 million, compared with $9.1 million for the first six months of 2010. The increase was primarily the result of higher interest income earned on net inventory balances, particularly related to municipal securities and hybrid preferred securities. Other income for the six months ended June 30, 2011 increased to $12.1 million, compared with $6.4 million in the corresponding period in the prior year. The increase was due to gains recorded on our merchant banking activities and firm investments. Non-interest expenses increased to $232.1 million for the six months ended June 30, 2011, from $216.4 million in the corresponding period in the prior year.

Consolidated Non-Interest Expenses

Compensation and Benefits - For the six months ended June 30, 2011, compensation and benefits expenses increased 11.3 percent to $158.9 million from $142.8 million in the corresponding period in 2010. This increase was due to higher variable compensation costs resulting from increased net revenues and profitability, and a full six months of compensation and benefits expense related to ARI. Compensation and benefits expenses as a percentage of net revenues were 61.0 percent for the first six months of 2011, compared with 60.2 percent for the first six months of 2010.

Marketing and Business Development - Marketing and business development expenses include travel and entertainment and promotional and advertising costs. For the six months ended June 30, 2011, marketing and business development expenses increased 13.3 percent to $12.9 million, compared with $11.4 million in the first half of 2010. This increase was driven by travel expenses written-off related to deals that were never completed due to volatility in the capital markets in the first quarter of 2011 and a full six months of travel expenses related to ARI.

Intangible Asset Amortization Expense - Intangible asset amortization expense include the amortization of definite-lived intangible assets consisting of asset management contractual relationships, non-compete agreements and certain trade names and trademarks. For the six months ended June 30, 2011, intangible asset amortization expense was $4.1 million, compared with $3.2 million for the prior-year period. The increase in 2011 reflects a full six months of intangible asset amortization expense related to the acquisition of ARI.

Income Taxes - For the six months ended June 30, 2011, our provision for income taxes was $10.1 million, equating to an effective tax rate of 35.2 percent. For the six months ended June 30, 2010, our provision for income taxes was $13.1 million equating to an effective tax rate of 62.9 percent. Income tax expense recorded in the first half of 2010 was high compared to pre-tax income because of a $5.3 million write-off of a deferred tax asset resulting from a restricted stock grant that vested at a share price lower than the grant date share price. For more information on the write-off of this deferred tax asset, see “Income Taxes” within our Critical Accounting Policies.

Segment Performance

The following table provides our segment performance for the periods presented:

	Six Months Ended
	June 30,
			2011
	2011	2010	v2010
(Dollars in thousands)
Net revenues
Capital Markets	$222,105	$212,417	4.6%
Asset Management	38,624	24,822	55.6

Total net revenues	$260,729	$237,239	9.9%

Pre-tax operating income
Capital Markets	$19,446	$16,118	20.6%
Asset Management	9,222	4,714	95.6

Total pre-tax operating income	$28,668	$20,832	37.6%

Pre-tax operating margin
Capital Markets	8.8%	7.6%
Asset Management	23.9%	19.0%
Total pre-tax operating margin	11.0%	8.8%

Capital Markets

	Six Months Ended
	June 30,
			2011
	2011	2010	v2010
(Dollars in thousands)
Net revenues:
Investment banking
Financing
Equities	$55,667	$51,764	7.5%
Debt	28,249	29,536	(4.4)
Advisory services	31,558	35,172	(10.3)

Total investment banking	115,474	116,472	(0.9)

Institutional sales and trading
Equities	47,080	54,428	(13.5)
Fixed income	51,583	37,109	39.0

Total institutional sales and trading	98,663	91,537	7.8

Other income	7,968	4,408	80.8

Total net revenues	$222,105	$212,417	4.6%

Pre-tax operating income	$19,446	$16,118	20.6%

Pre-tax operating margin	8.8%	7.6%

Capital Markets net revenues increased 4.6 percent to $222.1 million in the first half of 2011, compared with $212.4 million in the prior-year period.

For the first half of 2011, investment banking revenues were essentially flat at $115.5 million compared with the corresponding period in 2010, due to a decline in debt financing and advisory services revenues, offset by increased equity financing revenues. For the six months ended June 30, 2011, equity financing revenues increased to $55.7 million, compared with $51.8 million in the prior-year period, resulting from increased average revenue per transaction from U.S.-based issuers equity financing activity, partially offset by lower Asia equity financing activity and our exit from origination of European securities completed in the fourth quarter of 2010. During the six months ended June 30, 2011, we completed 43 equity financings (39 related to U.S.-based issuers), raising $9.3 billion in capital for our clients, compared with 44 equity financings (38 related to U.S.-based issuers), raising $5.3 billion for the corresponding period in 2010. Debt financing revenues in the first half of 2011 decreased 4.4 percent to $28.2 million, compared with $29.5 million in the corresponding period of 2010 due to a decline in public finance revenues. In the first half of 2011, our public finance revenues were negatively impacted by a significant industry-wide decline in municipal underwriting. For the industry, par value of new issuances dropped 47 percent due to reduced borrowing from state and local governments and the higher than average municipal issuance levels in the fourth quarter of 2010 as municipalities took advantage of the expiring Build America Bond program. However, in the first half of 2011, our par value from new issuances dropped 10 percent as we completed 242 public finance issues with a total par value of $3.0 billion, compared with 237 public finance issues with a total par value of $3.3 billion during the prior-year period. We expect the municipal markets to remain challenging during 2011. For the six months ended June 30, 2011, advisory services revenues decreased 10.3 percent to $31.6 million due to lower U.S. advisory services activity, partially offset by higher European advisory services revenue. We completed 17 transactions with an aggregate enterprise value of $2.2 billion during the first half of 2011, compared with 23 transactions with an aggregate enterprise value of $6.3 billion in the half of 2010.

For the six months ended June 30, 2011, institutional brokerage revenues increased 7.8 percent to $98.7 million, compared with $91.5 million in the prior-year period. Equity institutional brokerage revenues decreased to $47.1 million in the second half of 2011, compared with $54.4 million in the prior period in 2010. For the six months ended June 30, 2011, fixed income institutional brokerage revenues increased to $51.6 million, compared with $37.1 million in the prior-year period.

For the six months ended June 30, 2011, other income increased to $8.0 million, compared with $4.4 million in the corresponding period in 2010, primarily as a result of gains associated with our merchant banking activities and firm investments.

Capital Markets segment pre-tax operating margin for the six months ended June 30, 2011 increased to 8.8 percent, compared to 7.6 percent for the corresponding period in the prior year. The improvement was a result of lower non-compensation expenses and higher net revenues compared to the prior-year period.

Asset Management

	Six Months Ended
	June 30,
			2011
	2011	2010	v2010
(Dollars in thousands)
Net revenues:
Management fees	$35,823	$24,545	45.9%
Performance fees	1,746	482	262.2

Total management and performance fees	37,569	25,027	50.1

Other income/(loss)	1,055	(205)	N/M

Net revenues	$38,624	$24,822	55.6%

Pre-tax operating income	$9,222	$4,714	95.6%

Pre-tax operating margin	23.9%	19.0%

N/M - Not meaningful

Total management and performance fee revenues increased 50.1 percent to $37.6 million in the first half of 2011, compared with $25.0 million in the first half of 2010, due to the recognition of a full six months of ARI’s management fee revenues and increased performance fees recognized as a result of a withdrawal of client assets.

For the six months ended June 30, 2011, other income/loss was a gain of $1.1 million compared with a loss of $0.2 million for the corresponding period in the prior year.

Operating expenses for the six months ended June 30, 2011 were $29.4 million, compared to $20.1 million in the corresponding period in the prior year. Segment pre-tax operating margin for the six months ended June 30, 2011 was 23.9 percent, compared to 19.0 percent for the corresponding period in the prior year.

The following table summarizes the changes in our assets under management for the six months ended June 30, 2011:

(Dollars in millions)
Assets under management:
Balance at December 31, 2010	$12,297

Net inflows/(outflows)	(567)

Net market appreciation/(depreciation)	633

Balance at June 30, 2011	$12,363

For the six months ended June 30, 2011, assets under management remained essentially flat at $12.4 billion. The $0.6 billion increase in market appreciation resulted from market appreciation of the underlying assets in the funds as ARI product offerings and the FAMCO master-limited partnership product outperformed their respective benchmarks. Offsetting the market appreciation was net cash client outflows of $0.6 billion as existing institutional clients changed investment strategies and reallocated assets.

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

Depending upon the product and terms of the transaction, the fair value of the Company’s derivative contracts can be observed or priced using models based on the net present value of estimated future cash flows. Our models generally incorporate inputs that we believe are representative of inputs other market participants would use to determine fair value of the same instruments, including contractual terms, market prices, yield curves, credit curves and measures of volatility. The valuation models and underlying assumptions are monitored over the life of the derivative product. If there are any changes necessary in the underlying inputs, the model is updated for those new inputs.

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

The following table reflects the composition of our Level III assets and Level III liabilities by asset class:

	Level III
	June 30,	December 31,
(Dollars in thousands)	2011	2010
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$-	$1,340
Convertible securities	3,603	2,885
Fixed income securities	459	6,268
Municipal securities:
Tax-exempt securities	4,193	6,118
Short-term securities	175	125
Asset-backed securities	35,205	45,170
Derivative contracts	935	4,665

Total financial instruments and other inventory positions owned:	44,570	66,571

Investments	20,648	9,682

Total assets	$65,218	$76,253

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Convertible securities	$-	$1,777
Fixed income securities	3,278	2,323
Asset-backed securities	-	2,115
Derivative contracts	4,385	339

Total financial instruments and other inventory positions sold, but not yet purchased:	$7,663	$6,554

The following table reflects activity with respect to our Level III assets and liabilities:

	Six Months Ended June 30,
(Dollars in thousands)	2011	2010
Assets:
Purchases/(sales), net	$(15,259)	$(7,382)
Net transfers in/(out)	4,478	14,653
Realized gains/(losses)	1,352	5,602
Unrealized gains/(losses)	(1,606)	7,685

Liabilities:
(Purchases)/sales, net	$(2,662)	$(6,008)
Net transfers in/(out)	(1,777)	(3,872)
Realized gains/(losses)	1,524	(1)
Unrealized gains/(losses)	4,024	260

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

Goodwill and Intangible Assets

We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities acquired requires certain management estimates. At June 30, 2011, we had goodwill of $322.7 million. This goodwill balance primarily consists of $152.3 million recorded in 2010 as a result of the acquisition of ARI, $50.1 million recorded in 2007 as a result of the acquisition of FAMCO, and $105.5 million as a result of the 1998 acquisition by U.S. Bancorp of our predecessor, Piper Jaffray Companies Inc., and its subsidiaries.

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

Stock-Based Compensation

As part of our compensation to employees and directors, we use stock-based compensation, consisting of restricted stock and stock options. The Company accounts for equity awards in accordance with FASB Accounting Standards Codification Topic 718, “Compensation – Stock Compensation,” (“ASC 718”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations at grant date fair value over the service period of the award, net of estimated forfeitures. We grant shares of restricted stock to current employees as part of year-end compensation (“Annual Grants”) and as a retention tool. Employees may receive restricted stock upon initial hiring or as a retention award (“Sign-on Grants”). We have also granted restricted stock awards with service conditions to key employees (“Retention Grants”), as well as restricted stock awards with performance conditions to members of senior management (“Performance Grants”). Upon closing of the ARI acquisition in March 2010, we granted restricted stock to ARI employees (“Inducement Grants”).

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

Sign-on Grants are used as a recruiting tool for new employees and are issued to current employees as a retention tool. The majority of these awards have three-year cliff vesting terms and employees must fulfill service requirements in exchange for the right to the awards. Compensation expense is amortized on a straight-line basis from the date of grant over the requisite service period. Employees forfeit unvested shares upon termination of employment and a reversal of the related compensation expense is recorded.

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

Income Taxes

We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally, amortization of share-based compensation. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. We believe that our future taxable profits will be sufficient to recognize our U.S. and Asia subsidiary deferred tax assets. However, if our projections of future taxable profits do not materialize, we may conclude that a valuation allowance is necessary, which would impact our results of operations in that period. Given the underperformance and uncertainties of the Asian markets, we will continue to evaluate the need to establish a valuation allowance for our Hong Kong subsidiary’s $2.3 million deferred tax asset. We have recorded a deferred tax asset valuation allowance of $7.2 million related to U.K. subsidiary net operating loss carry-forwards.

We record deferred tax benefits for future tax deductions expected upon the vesting of share-based compensation. If deductions reported on our tax return for share-based compensation (i.e., the value of the share-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with ASC 718), we record the excess tax benefit as additional paid-in capital. Conversely, if deductions reported on our tax return for share-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, we offset the deficiency first to any previously recognized excess tax benefits recorded as additional paid-in capital and any remaining deficiency is recorded as income tax expense. As of June 30, 2011, we had $0.4 million of available excess tax benefits within additional paid-in capital.

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

The following are financial instruments that are cash and cash equivalents, or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Cash and cash equivalents:
Cash in banks	$54,216	$40,679
Money market investments	15,857	9,923

Total cash and cash equivalents	70,073	50,602
Cash and securities segregated (1)	30,006	27,006

	$100,079	$77,608

(1)

Consists of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Piper Jaffray & Co., our U.S. broker dealer subsidiary carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of our clients.

A portion of these financial instruments are held within our regulated entities and are limited by net capital requirements to provide liquidity to those entities only. Our regulated entities could seek regulatory approval to dividend these financial instruments to the Parent for liquidity purposes however this could curtail our revenue producing activities within our regulated entities if it reduced our net capital.

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

In 2010, our board of directors authorized the repurchase of up to $75 million in shares of our common stock through September 30, 2012. In the second quarter of 2011, we did not repurchase any shares of our common stock related to this authorization. Based upon prior repurchases, $57.4 million of this authorization remains available as of June 30, 2011.

Funding Sources

Short-term financing

Our day-to-day funding and liquidity is obtained primarily through the use of repurchase agreements, commercial paper issuance, and bank lines of credit, and is typically collateralized by our securities inventory. These funding sources are critical to our ability to finance and hold inventory, which is a necessary part of our institutional brokerage business. The majority of our inventory is very liquid and is therefore funded by overnight facilities. However, we have established and structured certain funding sources with longer maturities (i.e., our committed line and commercial paper) to mitigate changes in the liquidity of our inventory based on changing market conditions. Our funding sources are also dependent on the types of inventory counterparties are willing to accept as collateral and the number of counterparties available. We currently have a limited number of counterparties that will enter into municipal repurchase agreements. The majority of our bank lines and commercial paper will accept municipal inventory which helps mitigate this municipal repurchase counterparty risk. We also have established arrangements to obtain financing by another broker dealer at the end of each business day related specifically to our convertible inventory. Funding is generally obtained at rates based upon the federal funds rate and/or the London Interbank Offer Rate.

Uncommitted Lines - We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $275 million with three banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have a $100 million uncommitted unsecured facility with one of these banks. These uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. These lines are subject to approval by the respective bank each time an advance is requested and advances may be denied. We manage our relationships with the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business. At June 30, 2011, we had $110.3 million in advances against these lines of credit.

Committed Lines - Our committed line is a $250 million revolving secured credit facility. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co., our U.S. broker dealer subsidiary, to maintain a minimum net capital of $150 million, and the unpaid principal amount of all advances under the facility will be due on December 30, 2011. At June 30, 2011, we had no advances against our committed line of credit.

Commercial Paper Program - We issue secured commercial paper to fund a portion of our securities inventories. The maximum amount that may be issued under the program is $300 million, of which $114.3 million was outstanding at June 30, 2011. The commercial paper notes are secured by our securities inventory with maturities on the commercial paper ranging from 28 days to 270 days from the date of issuance.

The following table presents the average balances outstanding for our various short-term funding sources by quarter for 2011 and 2010, respectively.

	Average Balance for the
	Three Months Ended
(Dollars in millions)	June 30, 2011	March 31, 2011
Funding source:
Repurchase agreements	$326.5	$253.6
Commercial paper	117.9	112.1
Short-term bank loans	68.7	24.7

Total	$513.1	$390.4

	Average Balance for the
	Three Months Ended
(Dollars in millions)	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010
Funding source:
Repurchase agreements	$259.8	$278.7	$342.3	$92.3
Commercial paper	106.6	58.8	46.8	31.1
Short-term bank loans	37.3	6.7	95.1	74.4
Securities lending	-	-	9.8	27.7

Total	$403.7	$344.2	$494.0	$225.5

The average funding in the second quarter of 2011 increased to $513.1 million, compared with $390.4 million during the first quarter of 2011, due to the timing of incentive and tax payments which occurred later in the first quarter of 2011.

The average funding balance for the second quarter of 2011 was $513.1 million, compared with $494.0 million in the second quarter of 2010. This increase was a result of changes in net inventory and timing of cash flows from operations.

Three-year bank syndicated credit agreement

On December 29, 2010, we entered into a three-year bank syndicated credit agreement (“Credit Agreement”), comprised of a $100 million amortizing term loan and a $50 million revolving credit facility. SunTrust Bank is the Administrative Agent (“Agent”) for the lenders. The term loan amortizes 10 percent in year one, 25 percent in year two and 65 percent in year three. As of June 30, 2011, $25.0 million was outstanding on the revolving credit facility, and $95.0 million was outstanding on the amortizing term loan.

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

The Credit Agreement includes covenants that, among other things, limit our leverage ratio, require maintenance of certain levels of cash and regulatory net capital, require our asset management segment to achieve minimum earnings before interest, taxes, depreciation and amortization, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. With respect to the net capital covenant, our U.S. broker dealer subsidiary is required to maintain minimum net capital of $160 million. At June 30, 2011, we were in compliance with all covenants.

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2010.

Capital Requirements

As a registered broker dealer and member firm of FINRA, our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. We also are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. At June 30, 2011, our net capital under the SEC’s Uniform Net Capital Rule was $188.7 million, and exceeded the minimum net capital required under the SEC rule by $186.9 million.

Although we operate with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our Capital Markets revenue producing activities.

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

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes our off-balance sheet arrangements at June 30, 2011 and December 31, 2010:

							Total
Expiration Per Period at June 30, 2011							Contractual Amount
(Dollars in thousands)	Remainder of 2011	2012	2013	2014- 2015	2016- 2017	Later	June 30, 2011	December 31, 2010
Customer matched-book derivative contracts (1)(2)	$-	$-	$50,990	$181,317	$153,556	$5,677,693	$6,063,556	$6,505,232
Trading securities derivative contracts (2)	-	-	-	-	-	154,750	154,750	192,250
Credit default swap index contracts (2)	-	-	-	180,000	-	-	180,000	200,000
Foreign currency forward contracts (2)	-	-	-	-	-	-	-	16,645
Private equity and other principal investments (3)	10,000	-	-	-	-	-	11,958	2,618

(1)

Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with two major financial institutions, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $206.3 million at June 30, 2011) who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contracts could become material, exposing us to the credit risk of these counterparties. At June 30, 2011, we had $17.4 million of credit exposure with these counterparties, including $8.6 million of credit exposure with one counterparty.

(2)

We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At June 30, 2011 and December 31, 2010, the net fair value of these derivative contracts approximated an asset of $23.7 million and $29.3 million, respectively.

(3)	We have committed capital of $12.0 million to certain entities, typically partnerships. Certain of these commitments have no specific call date.

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

Loan Commitments

We may commit to bridge loan financing for our clients or make commitments to underwrite corporate debt. We had no loan commitments outstanding at June 30, 2011.

Private Equity and Other Principal Investments

As of June 30, 2011, we have investments in various entities, typically partnerships or limited liability companies, established for the purpose of investing in securities of public or private companies or municipal debt obligations. We commit capital or act as the managing partner of these entities. Some of these entities are deemed to be variable interest entities. For a complete discussion of our activities related to these types of entities, see Note 7, “Variable Interest Entities,” to our consolidated financial statements.

We have committed capital to certain entities and these commitments generally have no specified call dates. We had $12.0 million of commitments outstanding at June 30, 2011, of which $10.0 million was funded on July 1, 2011.

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

Our different types of market risk include:

Interest Rate Risk - Interest rate risk represents the potential volatility from changes in market interest rates. We are exposed to interest rate risk arising from changes in the level and volatility of interest rates, changes in the shape of the yield curve, changes in credit spreads, and the rate of prepayments. Interest rate risk is managed through the use of appropriate hedging in U.S. government securities, agency securities, mortgage-backed securities, corporate debt securities, interest rate swaps, options, futures and forward contracts. We utilize interest rate swap contracts and MMD rate lock agreements to hedge a portion of our fixed income inventory. Our interest rate hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate risk. These interest rate swap contracts are recorded at fair value with the changes in fair value recognized in earnings.

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

Currency Risk - Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments. A portion of our business is conducted in currencies other than the U.S. dollar, and changes in foreign exchange rates relative to the U.S. dollar can therefore affect the value of non-U.S. dollar net assets, revenues and expenses. A change in the foreign currency rates could create either a foreign currency transaction gain/loss (recorded in our consolidated statements of operations) or a foreign currency translation adjustment (recorded to other comprehensive income within the shareholders’ equity section of our consolidated statements of financial condition).

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

(Dollars in thousands)	June 30, 2011	December 31, 2010
Interest Rate Risk	$1,062	$810
Equity Price Risk	116	40
Diversification Effect (1)	(135)	(47)

Total Value-at-Risk	$1,043	$803

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the six months ended June 30, 2011 and the year ended December 31, 2010, respectively.

For the Six Months Ended June 30, 2011
(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$1,815	$604	$1,035
Equity Price Risk	1,601	25	347
Diversification Effect (1)			(303)
Total Value-at-Risk	$1,777	$589	$1,079

For the Year Ended December 31, 2010
(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$4,359	$178	$1,451
Equity Price Risk	3,414	27	220
Diversification Effect (1)			(238)
Total Value-at-Risk	$4,227	$165	$1,433

(1)

Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses incurred on a single day exceeded our one-day VaR on two occasions during the first half of 2011.

The aggregate VaR as of June 30, 2011 was higher compared to levels reported as of December 31, 2010. Although inventory levels are similar to those reported at the end of 2010, the current inventory is made up of assets with more spread and volatility sensitivity, resulting in higher VaR.

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

We are also exposed to liquidity risk in our day-to-day funding activities. We have a relatively low leverage ratio of 2.64 as of June 30, 2011. We calculate our leverage ratio by dividing total assets by total shareholders’ equity. We manage liquidity risk by diversifying our funding sources across products and among individual counterparties within those products. For example, our treasury department actively manages the use of our committed bank line, repurchase agreements, securities lending arrangements, commercial paper issuance and secured and unsecured bank borrowings each day depending on pricing, availability of funding, available collateral and lending parameters from any one of these sources.

In addition to managing our capital and funding, the treasury department oversees the management of net interest income risk and the overall use of our capital, funding, and balance sheet.

We currently act as the remarketing agent for approximately $4.9 billion of variable rate demand notes, all of which have a financial institution providing a liquidity guarantee. At certain times, demand from buyers of variable rate demand notes is less than the supply generated by sellers of these instruments. In times of supply and demand imbalance, we may (but are not obligated to) facilitate liquidity by purchasing variable rate demand notes from sellers for our own account. Our liquidity risk related to variable rate demand notes is ultimately mitigated by our ability to tender these securities back to the financial institution providing the liquidity guarantee.

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

We have concentrated counterparty credit exposure with six non-publicly rated entities totaling $17.4 million at June 30, 2011. This counterparty credit exposure is part of our derivative program, consisting primarily of interest rate swaps. One derivative counterparty represents 49.5 percent, or $8.6 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee.

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

Credit exposure associated with our merchant banking debt investments is monitored regularly by our financial risk committee. Merchant banking debt investments that have been funded are recorded in other assets at amortized cost on the consolidated statements of financial condition. At June 30, 2011, we had one funded merchant banking debt investment totaling $7.0 million.

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

During the second quarter of the fiscal year ending December 31, 2011, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The discussion of our business and operations should be read together with the legal proceedings contained in Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December  31, 2010 or, as updated in our subsequent reports on Form 10-Q filed with the SEC.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2011.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
(April 1, 2011 to April 30, 2011)	-		$-	0	$ 57 million
Month #2
(May 1, 2011 to May 31, 2011)	31,867	(2)	$32.64	0	$ 57 million
Month #3
(June 1, 2011 to June 30, 2011)	-		$-	0	$ 57 million

Total	31,867		$32.64	0	$ 57 million

(1)	On July 28, 2010, we announced that our board of directors had authorized the repurchase of up to $75 million of common stock through September 30, 2012.

(2)	Consists of shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock.

In addition, a third-party trustee makes open-market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.

ITEM 6. EXHIBITS.

Exhibit Number	Description	Method of Filing

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (iv) the notes to the Consolidated Financial Statements, tagged as blocks of text.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2011.

PIPER JAFFRAY COMPANIES

By /s/ Andrew S. Duff
Its Chairman and Chief Executive Officer

By /s/ Debbra L. Schoneman
Its Chief Financial Officer

Exhibit Index

Exhibit Number	Description	Method of Filing

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (iv) the notes to the Consolidated Financial Statements, tagged as blocks of text.	Filed herewith