Form 10-Q
period 2011-09-30
PIPER JAFFRAY COMPANIES
filed 2011-11-03
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of October 28, 2011, the registrant had 19,170,470 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Piper Jaffray Companies

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2011	2010
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$42,808	$50,602
Cash and cash equivalents segregated for regulatory purposes	9,006	27,006
Receivables:
Customers	47,812	42,955
Brokers, dealers and clearing organizations	144,786	188,798
Securities purchased under agreements to resell	195,659	258,997
Financial instruments and other inventory positions owned	418,715	358,344
Financial instruments and other inventory positions owned and pledged as collateral	704,862	515,806

Total financial instruments and other inventory positions owned	1,123,577	874,150
Fixed assets (net of accumulated depreciation and amortization of $57,941 and $57,777, respectively)	22,576	21,477
Goodwill	322,650	322,594
Intangible assets (net of accumulated amortization of $19,639 and $18,232, respectively)	53,373	59,580
Other receivables	47,257	54,098
Other assets	125,907	133,530

Total assets	$2,135,411	$2,033,787

Liabilities and Shareholders’ Equity
Short-term financing	$195,827	$193,589
Bank syndicated financing	117,500	125,000
Payables:
Customers	36,542	51,814
Brokers, dealers and clearing organizations	76,292	18,519
Securities sold under agreements to repurchase	362,536	239,880
Financial instruments and other inventory positions sold, but not yet purchased	347,561	365,747
Accrued compensation	91,158	147,729
Other liabilities and accrued expenses	37,223	73,408

Total liabilities	1,264,639	1,215,686
Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at September 30, 2011 and December 31, 2010;
Shares issued: 19,524,512 at September 30, 2011 and 19,509,813 at December 31, 2010;
Shares outstanding: 15,912,860 at September 30, 2011 and 14,652,665 at December 31, 2010	195	195
Additional paid-in capital	794,988	836,152
Retained earnings	193,899	179,555
Less common stock held in treasury, at cost: 3,611,652 shares at September 30, 2011 and 4,857,148 shares at December 31, 2010	(150,614)	(203,317)
Other comprehensive income	671	727

Total common shareholders’ equity	839,139	813,312
Noncontrolling interests	31,633	4,789

Total shareholders’ equity	870,772	818,101

Total liabilities and shareholders’ equity	$2,135,411	$2,033,787

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Amounts in thousands, except per share data)	2011		2010	2011	2010
Revenues:
Investment banking	$44,729		$56,243	$158,832	$171,736
Institutional brokerage	31,533		40,432	116,934	121,611
Asset management	15,205		16,812	52,774	41,839
Interest	15,162		11,497	42,535	39,259
Other income/(loss)	441		(368)	12,578	6,054

Total revenues	107,070		124,616	383,653	380,499
Interest expense	8,894		8,153	24,748	26,797

Net revenues	98,176		116,463	358,905	353,702

Non-interest expenses:
Compensation and benefits	65,307		66,058	224,228	208,832
Occupancy and equipment	7,477		8,853	24,917	24,578
Communications	5,978		5,943	18,792	18,631
Floor brokerage and clearance	2,233		2,879	6,918	8,803
Marketing and business development	5,708		5,863	18,643	17,280
Outside services	6,664		7,945	21,589	23,684
Restructuring-related expenses	—		1,333	—	1,333
Intangible asset amortization expense	2,069		2,183	6,207	5,363
Other operating expenses	2,440		2,116	8,643	11,076

Total non-interest expenses	97,876		103,173	329,937	319,580

Income before income tax expense	300		13,290	28,968	34,122
Income tax expense	3,676		6,524	13,778	19,627

Net income/(loss)	(3,376)		6,766	15,190	14,495
Net income/(loss) applicable to noncontrolling interests	207		(288)	846	(447)

Net income/(loss) applicable to Piper Jaffray Companies	$(3,583)		$7,054	$14,344	$14,942

Net income/(loss) applicable to Piper Jaffray Companies' common shareholders	$(3,583)		$5,415	$11,648	$11,671

Earnings per common share
Basic	$(0.23)		$0.36	$0.74	$0.75
Diluted	$(0.23	)(1)	$0.36	$0.74	$0.75
Weighted average number of common shares outstanding
Basic	15,889		15,035	15,638	15,588
Diluted	15,889	(1)	15,038	15,655	15,626

(1)	Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred.

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2011	2010
Operating Activities:
Net income	$15,190	$14,495
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	5,439	5,475
Deferred income taxes	16,852	13,385
Stock-based compensation	21,114	16,140
Amortization of intangible assets	6,207	5,363
Amortization of forgivable loans	5,935	5,411
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	18,000	(11,000)
Receivables:
Customers	(4,891)	(8,856)
Brokers, dealers and clearing organizations	44,031	116,098
Securities purchased under agreements to resell	63,338	(110,179)
Net financial instruments and other inventory positions owned	(267,613)	(74,363)
Other receivables	958	(15,489)
Other assets	(9,087)	1,912
Increase/(decrease) in operating liabilities:
Payables:
Customers	(15,653)	14,166
Brokers, dealers and clearing organizations	57,754	29,253
Securities sold under agreements to repurchase	3,759	33,988
Accrued compensation	(45,861)	(50,131)
Other liabilities and accrued expenses	(35,870)	20,466

Net cash provided by/(used in) operating activities	(120,398)	6,134
Investing Activities:
Business acquisitions, net of cash acquired	(56)	(182,105)
Purchases of fixed assets, net	6,534	(8,961)

Net cash used in investing activities	(6,590)	(191,066)

Financing Activities:
Increase in short-term financing	2,238	16,938
Decrease in bank syndicated financing	(7,500)	—
Decrease in securities loaned	—	(25,988)
Increase in securities sold under agreements to repurchase	118,897	243,255
Increase in noncontrolling interests	25,998	208
Repurchase of common stock	(20,280)	(54,902)
Proceeds from stock option transactions	40	98

Net cash provided by financing activities	119,393	179,609

Currency adjustment:
Effect of exchange rate changes on cash	(199)	(115)

Net decrease in cash and cash equivalents	(7,794)	(5,438)
Cash and cash equivalents at beginning of period	50,602	43,942

Cash and cash equivalents at end of period	$42,808	$38,504

Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$26,642	$27,908
Income taxes	$20,618	$4,539
Non-cash investing activities -
Issuance of restricted common stock for acquisition of Advisory Research, Inc.:
893,105 shares for the nine months ended September 30, 2010	$—	$31,822
Non-cash financing activities -
Issuance of common stock for retirement plan obligations:
90,085 shares and 81,696 shares for the nine months ended September 30, 2011 and 2010, respectively	$3,814	$3,634
Issuance of restricted common stock for annual equity award:
592,697 shares and 699,673 shares for the nine months ended September 30, 2011 and 2010, respectively	$25,095	$31,121

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies

Notes to the Consolidated Financial Statements

Note 1 Background

Piper Jaffray Companies is the parent company of Piper Jaffray & Co. (“Piper Jaffray”), a securities broker dealer and investment banking firm; Piper Jaffray Asia Holdings Limited, an entity providing investment banking services in China headquartered in Hong Kong; Piper Jaffray Ltd., a firm providing securities brokerage and mergers and acquisitions services in Europe headquartered in London, England; Advisory Research, Inc. (“ARI”), Fiduciary Asset Management, Inc. (“FAMCO”), and Piper Jaffray Investment Management LLC, entities providing asset management services to separately managed accounts, closed- and open-end funds and partnerships; Piper Jaffray Financial Products Inc., Piper Jaffray Financial Products II Inc. and Piper Jaffray Financial Products III Inc., entities that facilitate derivative transactions; and other immaterial subsidiaries. Piper Jaffray Companies and its subsidiaries (collectively, the “Company”) operate in two reporting segments: Capital Markets and Asset Management. A summary of the activities of each of the Company’s business segments is as follows:

Capital Markets

The Capital Markets segment provides institutional sales, trading and research services and investment banking services. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, profits and losses from trading these securities and strategic trading opportunities. Investment banking services include management of and participation in underwritings, merger and acquisition services and public finance activities. Revenues are generated through the receipt of advisory and financing fees.

Asset Management

The Asset Management segment provides asset management services with product offerings in equity and fixed income securities and a municipal hedge fund, to institutions and high net worth individuals through proprietary distribution channels. Revenues are generated in the form of management fees and performance fees. The majority of the Company’s performance fees, if earned, are recognized in the fourth quarter.

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

Goodwill

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment,” (“ASU 2011-08”) amending FASB Accounting Standards Codification Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”). The amended guidance permits companies to first assess qualitative factors in determining whether the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-08 will not impact the Company’s results of operations or financial position.

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

Identifiable intangible assets purchased by the Company consisted of customer relationships and the ARI trade name with acquisition-date fair values of $52.2 million and $2.9 million, respectively. Acquisition costs of $96,000 were incurred in the nine months ended September 30, 2010, and are included in outside services on the consolidated statements of operations.

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

Nine Months Ended September 30, 2010
(Dollars in thousands)
Net revenues	$361,748
Net income applicable to Piper Jaffray Companies	$16,689

Note 5  Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased were as follows:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$32,064	$18,089
Convertible securities	56,990	37,290
Fixed income securities	76,993	58,591
Municipal securities:
Taxable securities	255,423	295,439
Tax-exempt securities	316,618	137,340
Short-term securities	87,705	48,830
Asset-backed securities	87,042	88,922
U.S. government agency securities	162,194	153,739
U.S. government securities	7,609	6,569
Derivative contracts	40,939	29,341

	$1,123,577	$874,150

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$49,278	$23,651
Convertible securities	4,423	8,320
Fixed income securities	25,629	17,965
Asset-backed securities	9,674	12,425
U.S. government agency securities	16,622	52,934
U.S. government securities	236,338	250,452
Derivative contracts	5,597	-

	$347,561	$365,747

At September 30, 2011 and December 31, 2010, financial instruments and other inventory positions owned in the amount of $704.9 million and $515.8 million, respectively, had been pledged as collateral for the Company’s repurchase agreements and short-term financings.

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

The following table presents the total absolute notional contract amount associated with the Company’s outstanding derivative instruments:

(Dollars in thousands)				September 30,	December 31,
Transaction Type or Hedged Security	Derivative Category			2011	2010
Customer matched-book	Interest rate derivative contract			$6,045,651	$6,505,232
Trading securities	Interest rate derivative contract			174,750	192,250
Trading securities	Credit default swap index contract			160,000	200,000
Firm investments	Foreign currency forward contract			-	16,645

				$6,380,401	$6,914,127

The Company’s interest rate derivative contracts, credit default swap index contracts and foreign currency forward contracts do not qualify for hedge accounting, therefore, unrealized gains and losses are recorded on the consolidated statements of operations. The following table presents the Company’s unrealized gains/(losses) on derivative instruments:

(Dollars in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Category	Operations Category	2011	2010	2011	2010
Interest rate derivative contract	Investment banking	$238	$6,434	$(3,107)	$3,566
Interest rate derivative contract	Institutional brokerage	(10,090)	(2,299)	(17,315)	(2,485)
Credit default swap index contract	Institutional brokerage	1,416	(3,492)	1,356	(419)
Foreign currency forward contract	Other operating expenses	-	(502)	59	12

		$(8,436)	$141	$(19,007)	$674

The gross fair market value of all derivative instruments and their location on the Company’s consolidated statements of financial condition prior to counterparty netting are shown below by asset or liability position (1):

(Dollars in thousands)		Asset Value at		Liability Value at
Derivative Category	Financial Condition Location	September 30, 2011	Financial Condition Location	September 30, 2011
Interest rate derivative contract	Financial intruments and other inventory positions owned	$641,702	Financial intruments and other inventory positions sold, but not yet purchased	$624,146

Credit default swap index contract	Financial intruments and other inventory positions owned	3,327	Financial intruments and other inventory positions sold, but not yet purchased	2,749

		$645,029		$626,895

(1)	Amounts are disclosed at gross fair value in accordance with the requirement of FASB Accounting Standards Codification Topic 815, “Derivatives and Hedging” (“ASC 815”).

Derivatives are reported on a net basis by counterparty when legal right of offset exists and when applicable provisions are stated in master netting agreements. Cash collateral received or paid is netted on a counterparty basis, provided a legal right of offset exists.

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company’s financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company’s derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of September 30, 2011, the Company had $35.0 million of uncollateralized credit exposure with these counterparties (notional contract amount of $206.0 million), including $17.7 million of uncollateralized credit exposure with one counterparty.

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

Asset-backed securities – Asset-backed securities are valued using observable trades, when available. Certain asset-backed securities are valued using models where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data. These asset-backed securities are categorized as Level II. Other asset-backed securities, which are principally collateralized by residential mortgages or aircraft, have experienced low volumes of executed transactions that results in less observable transaction data. Asset-backed securities collateralized by residential mortgages are valued using cash flow models that utilize unobservable inputs including credit default rates ranging from 0.5-10%, prepayment rates ranging from 4-10% of CPR, severity ranging from 30-80% and valuation yields ranging from 4-10%. Asset-backed securities collateralized by aircraft are valued using cash flow models that utilize unobservable inputs including airplane lease rates, aircraft residual valuation, trust costs, and other factors impacting security cash flows. The Company’s aircraft asset-backed securities had a weighted average yield of 8.9% at September 30, 2011. As judgment is used to determine the range of these inputs, these asset-backed securities are categorized as Level III.

U.S. government agency securities – U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities and thus, are categorized as Level II. Mortgage bonds include mortgage bonds, mortgage pass-through securities and agency collateralized mortgage-obligations (“CMO”). Mortgage pass-through securities and CMO securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore, generally are categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields ranging from 60-140 basis point spreads to treasury securities, or models based upon prepayment expectations ranging from 300-400 Public Securities Association (“PSA”) prepayment levels. These securities are categorized as Level II.

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

Investments

The Company’s investments valued at fair value include investments in public companies, warrants of public or private companies and investments in certain illiquid municipal bonds. These investments are included in other assets on the consolidated statements of financial condition. Exchange traded direct equity investments in public companies and registered mutual funds are valued based on quoted prices on active markets and reported in Level I. Company-owned warrants, which have a cashless exercise option, are valued based upon the Black-Scholes option-pricing model that uses discount rates and stock volatility factors of comparable companies as inputs. These inputs are subject to management judgment to account for differences between the measured investment and comparable companies. Company-owned warrants are reported as Level III assets. Investments in certain illiquid municipal bonds that the Company is holding for investment are measured using valuation techniques involving significant management judgment and are reported as Level III assets.

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking investments at inception to reflect economic events in earnings on a timely basis. At September 30, 2011, $13.6 million in merchant banking investments, included within other assets on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets. The gains and losses from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets, were not material for the nine months ended September 30, 2011.

The following table summarizes the valuation of our financial instruments by pricing observability levels defined in ASC 820 as of September 30, 2011:

(Dollars in thousands)	Level I	Level II	Level III	Counterparty Collateral Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$24,386	$7,678	$-	$-	$32,064
Convertible securities	-	51,311	5,679	-	56,990
Fixed income securities	-	73,264	3,729	-	76,993
Municipal securities:
Taxable securities	-	255,423	-	-	255,423
Tax-exempt securities	-	308,924	7,694	-	316,618
Short-term securities	-	87,530	175	-	87,705
Asset-backed securities	-	19,842	67,200	-	87,042
U.S. government agency securities	-	162,122	72	-	162,194
U.S. government securities	7,609	-	-	-	7,609
Derivative contracts	-	59,926	1,143	(20,130)	40,939

Total financial instruments and other inventory positions owned:	31,995	1,026,020	85,692	(20,130)	1,123,577

Cash equivalents	16,831	-	-	-	16,831

Investments	5,979	-	21,958	-	27,937

Total assets	$54,805	$1,026,020	$107,650	$(20,130)	$1,168,345

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$45,349	$3,929	$-	$-	$49,278
Convertible securities	-	4,423	-	-	4,423
Fixed income securities	-	23,162	2,467	-	25,629
Asset-backed securities	-	8,067	1,607	-	9,674
U.S. government agency securities	-	16,622	-	-	16,622
U.S. government securities	236,338	-	-	-	236,338
Derivative contracts	-	28,253	14,682	(37,338)	5,597

Total financial instruments and other inventory positions sold, but not yet purchased:	$281,687	$84,456	$18,756	$(37,338)	$347,561

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

The following table summarizes the valuation of our financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2010:

(Dollars in thousands)	Level I	Level II	Level III	Counterparty Collateral Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$14,509	$2,240	$1,340	$-	$18,089
Convertible securities	-	34,405	2,885	-	37,290
Fixed income securities	-	52,323	6,268	-	58,591
Municipal securities:
Taxable securities	-	295,439	-	-	295,439
Tax-exempt securities	-	131,222	6,118	-	137,340
Short-term securities	-	48,705	125	-	48,830
Asset-backed securities	-	43,752	45,170	-	88,922
U.S. government agency securities	-	153,739	-	-	153,739
U.S. government securities	6,569	-	-	-	6,569
Derivative contracts	-	58,047	4,665	(33,371)	29,341

Total financial instruments and other inventory positions owned:	21,078	819,872	66,571	(33,371)	874,150

Cash equivalents	9,923	-	-	-	9,923

Investments	4,961	-	9,682	-	14,643

Total assets	$35,962	$819,872	$76,253	$(33,371)	$898,716

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$23,651	$-	$-	$-	$23,651
Convertible securities	-	6,543	1,777	-	8,320
Fixed income securities	-	15,642	2,323	-	17,965
Asset-backed securities	-	10,310	2,115	-	12,425
U.S. government agency securities	-	52,934	-	-	52,934
U.S. government securities	250,452	-	-	-	250,452
Derivative contracts	-	21,084	339	(21,423)	-

Total financial instruments and other inventory positions sold, but not yet purchased:	$274,103	$106,513	$6,554	$(21,423)	$365,747

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

The Company’s Level III assets were $107.7 million and $76.3 million, or 9.2 percent and 8.5 percent of financial instruments measured at fair value at September 30, 2011 and December 31, 2010, respectively. Transfers between levels are recognized at the beginning of the reporting period. There were $6.5 million of transfers of financial assets from Level II to Level III during the nine months ended September 30, 2011 related to tax-exempt securities, fixed income securities, and convertible securities for which no recent trade activity was observed and valuation inputs became unobservable. There were no transfers of financial liabilities from Level II to Level III during the nine months ended September 30, 2011. There were $2.9 million of transfers of financial assets and $3.6 million of transfers of financial liabilities from Level III to Level II during the nine months ended September 30, 2011 related to fixed income and convertible securities for which market trades were observed that provided transparency into the valuation of these assets. In addition, a transfer restriction on a principal investment expired in the third quarter of 2011, resulting in a $4.5 million transfer from Level III to Level I. Transfers between Level I and Level II were not material for the nine months ended September 30, 2011 and 2010, respectively.

As discussed in Note 3, the Company began disclosing information in the Level III rollforward on a gross basis for purchases, sales, issuances and settlements effective January 1, 2011. The following tables summarize the changes in fair value associated with Level III financial instruments during the nine months ended September 30, 2011 and 2010:

(Dollars in thousands)	Balance at December 31, 2010	Purchases	Sales	Transfers in	Transfers out	Realized gains/ (losses) (1)	Unrealized gains/ (losses) (1)	Balance at September 30, 2011
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$1,340	$-	$(1,467)	$-	$-	$127	$-	$-
Convertible securities	2,885	101,985	(97,622)	2,550	(2,885)	729	(1,963)	5,679
Fixed income securities	6,268	24,435	(27,437)	198	-	113	152	3,729
Municipal securities:
Tax-exempt securities	6,118	13,799	(15,934)	3,791	-	47	(127)	7,694
Short-term securities	125	50	-	-	-	-	-	175
Asset-backed securities	45,170	128,641	(106,609)	-	-	3	(5)	67,200
U.S. government agency securities	-	121	(48)	-	-	-	(1)	72
Derivative contracts	4,665	2,141	(2,363)	-	-	222	(3,522)	1,143

Total financial instruments and other inventory positions owned:	66,571	271,172	(251,480)	6,539	(2,885)	1,241	(5,466)	85,692

Investments	9,682	14,421	(688)	-	(4,536)	688	2,391	21,958

Total assets	$76,253	$285,593	$(252,168)	$6,539	$(7,421)	$1,929	$(3,075)	$107,650

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Convertible securities	$1,777	$-	$-	$-	$(1,777)	$-	$-	$-
Fixed income securities	2,323	(2,581)	4,613	-	(1,838)	(21)	(29)	2,467
Asset-backed securities	2,115	(4,925)	4,484	-	-	19	(86)	1,607
Derivative contracts	339	(1,482)	-	-	-	1,482	14,343	14,682

Total financial instruments and other inventory positions sold, but not yet purchased:	$6,554	$(8,988)	$9,097	$-	$(3,615)	$1,480	$14,228	$18,756

(Dollars in thousands)	Balance at December 31, 2009	Purchases/ (sales), net	Net transfers in/(out)	Realized gains/ (losses) (1)	Unrealized gains/ (losses) (1)	Balance at September 30, 2010
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$-	$2,411	$-	$9	$(140)	$2,280
Convertible securities	-	7,103	(86)	1,753	1,119	9,889
Fixed income securities	-	(2,326)	6,102	575	(176)	4,175
Municipal securities:
Tax-exempt securities	-	3,352	-	-	1	3,353
Short-term securities	17,825	(15,389)	-	(2,291)	130	275
Asset-backed securities	24,239	(9,678)	7,232	4,621	(93)	26,321

Total financial instruments and other inventory positions owned:	42,064	(14,527)	13,248	4,667	841	46,293

Investments	2,240	(365)	-	219	1,053	3,147

Total assets	$44,304	$(14,892)	$13,248	$4,886	$1,894	$49,440

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Fixed income securities	$7,771	$(7,960)	$2,053	$7	$209	$2,080
Asset-backed securities	2,154	4,768	(3,872)	(95)	185	3,140

Total financial instruments and other inventory positions sold, but not yet purchased:	$9,925	$(3,192)	$(1,819)	$(88)	$394	$5,220

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

Note 7 Variable Interest Entities

In the normal course of business, the Company periodically creates or transacts with entities that are investment vehicles organized as limited partnerships or limited liability companies. These entities were established for the purpose of investing in securities of public or private companies, or municipal debt obligations and were initially financed through the capital commitments of the members. The Company has investments in and/or acts as the managing partner of these entities. In certain instances, the Company provides management and investment advisory services for which it earns fees generally based upon the market value of assets under management and may include incentive fees based upon performance. At September 30, 2011, the Company’s aggregate investment in these investment vehicles totaled $46.3 million and is recorded in other assets on the consolidated statements of financial condition. The Company’s remaining capital commitments to these entities was $1.7 million at September 30, 2011.

Variable interest entities (“VIEs”) are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities. The determination as to whether an entity is a VIE is based on the amount and nature of the members’ equity investment in the entity. The Company also considers other characteristics such as the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance. For those entities that meet the deferral provisions defined by FASB ASU No. 2010-10, “Consolidation: Amendments for Certain Investment Funds,” (“ASU 2010-10”), the Company considers characteristics such as the ability to influence the decision making about the entity’s activities and how the entity is financed. The Company has identified certain of the entities described above as VIEs. These VIEs had net assets approximating $0.9 billion at September 30, 2011. The Company’s exposure to loss from these VIEs is $7.3 million, which is the carrying value of its capital contributions recorded in other assets on the consolidated statements of financial condition at September 30, 2011. The Company had no liabilities related to these VIEs at September 30, 2011.

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

The Company has not provided financial or other support to the VIEs that it was not previously contractually required to provide as of September 30, 2011.

Note 8 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers and clearing organizations at September 30, 2011 and December 31, 2010 included:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Receivable arising from unsettled securities transactions, net	$-	$65,923
Deposits paid for securities borrowed	79,945	62,720
Receivable from clearing organizations	19,322	19,168
Deposits with clearing organizations	33,313	24,795
Securities failed to deliver	9,137	1,361
Other	3,069	14,831

	$144,786	$188,798

Amounts payable to brokers, dealers and clearing organizations at September 30, 2011 and December 31, 2010 included:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Payable arising from unsettled securities transactions, net	$45,974	$-
Payable to clearing organizations	4,635	2,320
Securities failed to receive	17,389	499
Other	8,294	15,700

	$76,292	$18,519

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

In the normal course of business, the Company obtains securities purchased under agreements to resell, securities borrowed and margin agreements on terms that permit it to repledge or resell the securities to others. The Company obtained securities with a fair value of approximately $289.9 million and $351.7 million at September 30, 2011 and December 31, 2010, respectively, of which $261.7 million and $309.9 million, respectively, had been either pledged or otherwise transferred to others in connection with the Company’s financing activities or to satisfy its commitments under financial instruments and other inventory positions sold, but not yet purchased.

At September 30, 2011, the Company’s securities sold under agreements to repurchase (“Repurchase Liabilities”) exceeded 10 percent of total assets. The following is a summary of Repurchase Liabilities, the fair market value of collateral pledged and the interest rate charged by the Company’s counterparty, which is based on LIBOR plus an applicable margin as of September 30, 2011:

(Dollars in thousands)	Repurchase Liabilities	Fair Market Value	Interest Rates
Overnight maturities:
Corporate securities:
Fixed income securities	$14,042	$16,646	1.05%
Municipal securities:
Taxable securities	113,717	140,056	1.05%
Tax-exempt securities	123,224	148,109	1.05%
Short-term securities	29,349	35,812	1.05%
Term up to 30 day maturities:
U.S. government agency securities	9,975	9,999	0.22%
On demand maturities:
Corporate securities:
Fixed income securities	12,340	12,919	0.65%
U.S. government agency securities	53,223	58,866	0.40 - 0.45%
U.S. government securities	6,666	6,629	0.12%

	$362,536	$429,036

Note 10 Other Assets

Other assets include net deferred tax assets, prepaid expenses and proprietary investments. The Company’s investments include direct equity investments in public companies, investments in private companies and partnerships, warrants of public or private companies, private company debt and investments to fund deferred compensation liabilities.

Other assets at September 30, 2011 and December 31, 2010 included:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Net deferred income tax assets	$45,328	$62,180
Investments at fair value	27,937	14,643
Investments at cost	25,088	28,794
Investments accounted for under the equity method	18,199	16,653
Prepaid expenses	6,433	8,897
Other	2,922	2,363

Total other assets	$125,907	$133,530

Management regularly reviews the Company’s investments in private company debt and has concluded that no valuation allowance is needed as it is probable that all contractual principal and interest will be collected.

At September 30, 2011, the estimated fair market value of investments carried at cost totaled $29.9 million. The estimated fair value of investments carried at cost was measured using valuation techniques involving market data for comparable companies (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization (EBITDA)). Valuation adjustments, based upon management’s judgment, were made to account for differences between the measured security and comparable securities.

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

Note 11 Goodwill and Intangible Assets

The following table presents the changes in the carrying value of goodwill and intangible assets for the nine months ended September 30, 2011:

(Dollars in thousands)
Goodwill	Capital Markets	Asset Management	Total
Balance at December 31, 2010	$120,298	$202,296	$322,594
FAMCO earn-out payment	-	56	56

Balance at September 30, 2011	$120,298	$202,352	$322,650

Intangible assets
Balance at December 31, 2010	$-	$59,580	$59,580
Amortization of intangible assets	-	(6,207)	(6,207)

Balance at September 30, 2011	$-	$53,373	$53,373

Note 12 Short-Term Financing

The following is a summary of short-term financing and the weighted average interest rate on borrowings as of September 30, 2011 and December 31, 2010:

	Outstanding Balance		Weighted Average Interest Rate
(Dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010

Bank lines (secured)	$68,000	$70,000	1.25%	1.31%
Commercial paper (secured)	127,827	123,589	1.31%	1.28%

Total short-term financing	$195,827	$193,589

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

The Company’s committed short-term bank line financing at September 30, 2011 consisted of a $250 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2010. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain a minimum net capital of $150 million, and the unpaid principal amount of all advances under this facility will be due on December 30, 2011. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis.

The Company’s uncommitted secured lines at September 30, 2011 totaled $275 million with three banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company’s uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. In addition, the Company has established arrangements to obtain financing by another broker dealer at the end of each business day related specifically to its convertible inventory.

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

Note 13 Bank Syndicated Financing

The following is a summary of bank syndicated financing and the weighted average interest rate on borrowings as of September 30, 2011 and December 31, 2010:

	Outstanding Balance		Weighted Average Interest Rate
(Dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010

Term loan	$92,500	$100,000	3.05%	5.00%
Revolving credit facility	25,000	25,000	3.05%	5.00%

Total bank syndicated financing	$117,500	$125,000

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

(Dollars in thousands)
Remainder of 2011	$2,500
Due in 2012	25,000
Due in 2013	65,000

$92,500

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

The Company’s Credit Agreement is recorded at amortized cost. As of September 30, 2011, the carrying value of the Credit Agreement approximates fair value.

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

The Credit Agreement includes covenants that, among other things, limit the Company’s leverage ratio, require maintenance of certain levels of cash and regulatory net capital, require the Company’s asset management segment to achieve minimum earnings before interest, taxes, depreciation and amortization, and impose certain limitations on the Company’s ability to make acquisitions and make payments on its capital stock. With respect to the net capital covenant, the Company’s U.S. broker dealer subsidiary is required to maintain minimum net capital of $160 million. At September 30, 2011, the Company was in compliance with all covenants.

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

Note 16 Restructuring

During 2010, the Company restructured its European operations to focus European resources on two areas: the distribution of U.S. and Asia securities to European institutional investors and merger and acquisition advisory services. As a result of the restructuring, the Company exited the origination and distribution of European securities and incurred pre-tax restructuring-related expenses of $9.3 million in 2010. As of September 30, 2011, the majority of these expenses had been paid and the remaining restructuring-related liability associated with the Company’s European operations was not material.

Note 17 Shareholders’ Equity

Share Repurchase Program

In the third quarter of 2010, the Company’s board of directors authorized the repurchase of up to $75.0 million in common shares through September 30, 2012. During the nine months ended September 30, 2011, the Company did not repurchase any shares of the Company’s common stock related to this authorization. The Company has $57.4 million remaining under this authorization.

Issuance of Shares

During the nine months ended September 30, 2011, the Company issued 90,085 common shares out of treasury stock in fulfillment of $3.8 million in obligations under the Piper Jaffray Companies Retirement Plan and issued 1,155,411 common shares out of treasury stock as a result of vesting and exercise transactions under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan.

Note 18 Noncontrolling Interests

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

Ownership interests in entities held by parties other than the Company’s common shareholders are presented as noncontrolling interests within shareholders’ equity, separate from the Company’s own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company’s common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company’s common shareholders. There has been no other comprehensive income or loss attributed to noncontrolling interests for the nine months ended September 30, 2011.

The following table summarizes the changes in common shareholders’ equity attributable to the Company and equity attributable to noncontrolling interests for the nine months ended September 30, 2011:

(Dollars in thousands)	Common Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
Balance at December 31, 2010	$813,312	$4,789	$818,101
Net income	14,344	846	15,190
Amortization/issuance of restricted stock	27,528	-	27,528
Foreign currency translation adjustment	(56)	-	(56)
Reissuance of treasury shares	(16,426)	-	(16,426)
Shares reserved to meet deferred compensation obligations	437	-	437
Contributions	-	28,038	28,038
Distributions	-	(2,040)	(2,040)

Balance at September 30, 2011	$839,139	$31,633	$870,772

Note 19 Earnings Per Share

The Company calculates earnings per share using the two-class method. Basic earnings per common share is computed by dividing net income/(loss) applicable to Piper Jaffray Companies’ common shareholders by the weighted average number of common shares outstanding for the period. Net income/(loss) applicable to Piper Jaffray Companies’ common shareholders represents net income/(loss) applicable to Piper Jaffray Companies reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. All of the Company’s unvested restricted shares are deemed to be participating securities as they are eligible to share in the profits (e.g., receive dividends) of the Company. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options. The computation of earnings per share is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
(Amounts in thousands, except per share data)
Net income/(loss) applicable to Piper Jaffray Companies	$(3,583)		$7,054		$14,344		$14,942
Earnings allocated to participating securities	-		(1,639)	(1)	(2,696)	(1)	(3,271)	(1)

Net income/(loss) applicable to Piper Jaffray Companies’ common shareholders (2)	$(3,583)		$5,415		$11,648		$11,671

Shares for basic and diluted calculations:
Average shares used in basic computation	15,889		15,035		15,638		15,588
Stock options	-		3		17		38
Restricted stock	2,730		-	(1)	-	(1)	-	(1)

Average shares used in diluted computation	18,619	(3)	15,038		15,655		15,626

Earnings per share:
Basic	$(0.23)		$0.36		$0.74		$0.75
Diluted	$(0.23)	(3)	$0.36		$0.74		$0.75

(1)	Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the calculation using the treasury-stock method.

(2)

Net income/(loss) applicable to Piper Jaffray Companies’ common shareholders for diluted and basic EPS may differ under the two-class method as a result of adding the effect of the assumed exercise of stock options to dilutive shares outstanding, which alters the ratio used to allocate earnings to Piper Jaffray Companies’ common shareholders and participating securities for purposes of calculating diluted and basic EPS.

(3)	Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred.

The anti-dilutive effects from stock options were immaterial for the periods ended September 30, 2011 and 2010.

Note 20 Employee Benefit Plans

The Company has various employee benefit plans including a tax-qualified retirement plan (the “Retirement Plan”), a post-retirement medical plan, and health and welfare plans. The Company terminated its non-qualified unfunded cash balance pension plan (the “Non-Qualified Plan”) in 2010 through lump-sum cash distributions to all participants. These lump-sum cash payments, totaling $10.4 million, were based on the December 31, 2009 actuarial valuation of the Non-Qualified Plan and were distributed on March 15, 2010. For the nine month period ended September 30, 2010, the Company recognized a settlement expense of $0.2 million in compensation and benefits expense on the consolidated statements of operations related to the settlement of all Non-Qualified Plan liabilities.

Note 21 Stock-Based Compensation

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

The following table provides a summary of the Company’s outstanding equity awards as of September 30, 2011:

Incentive Plan
Restricted Stock
Annual grants	1,623,437
Sign-on grants	503,445
Retention grants	90,060
Performance grants	307,820

2,524,762
Inducement Plan
Restricted Stock	116,610

Total restricted stock related to compensation	2,641,372

ARI deal consideration (1)	661,380

Total restricted stock outstanding	3,302,752

Incentive Plan
Stock options outstanding	512,322

(1)	The Company issued restricted stock as part of deal consideration for ARI. See Note 4 for further discussion.

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

The Company’s Annual Grants are made each year in February. Prior to 2011, Annual Grants had three-year cliff vesting periods. Beginning in 2011, Annual Grants vest ratably over three years in equal installments. The Annual Grants provide for continued vesting after termination of employment, so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreements entered into upon termination. The vesting period refers to the period in which post-termination restrictions apply. The Company determined the service inception date precedes the grant date for the Annual Grants, and that the post-termination restrictions do not meet the criteria for an in-substance service condition, as defined by FASB Accounting Standards Codification Topic 718, “Compensation – Stock Compensation” (“ASC 718”). Accordingly, restricted stock granted as part of the Annual Grants is expensed in the one-year period in which those awards are deemed to be earned, which is generally the calendar year preceding the February grant date. For example, the Company recognized compensation expense during fiscal 2010 for our

February 2011 Annual Grants. If an equity award related to the Annual Grants is forfeited as a result of violating the post-termination restrictions, the lower of the fair value of the award at grant date or the fair value of the award at the date of forfeiture is recorded within the consolidated statements of operations as other income. The Company recorded $0.2 million and $0.7 million of forfeitures through other income for the three months ended September 30, 2011 and 2010, respectively, and $3.4 million and $4.5 million for the nine months ended September 30, 2011 and 2010, respectively.

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

Performance-based restricted stock awards granted in 2008 and 2009 cliff vest upon meeting a specific performance-based metric prior to May 2013. Performance Grants are amortized on a straight-line basis over the period the Company expects the performance target to be met. The performance condition must be met for the awards to vest and total compensation cost will be recognized only if the performance condition is satisfied. The probability that the performance conditions will be achieved and that the awards will vest is reevaluated each reporting period with changes in actual or estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. In the third quarter of 2010, the Company deemed it improbable that the performance condition related to the Performance Grants would be met. As a result, the Company recorded a $6.6 million cumulative effect compensation expense reversal in the third quarter of 2010.

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

The Company did not grant stock options during the nine months ended September 30, 2011 and 2010, respectively.

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

Stock-Based Compensation

The Company recorded total compensation expense of $5.5 million and $0.8 million for the three months ended September 30, 2011 and 2010, respectively, and $23.9 million and $20.0 million for the nine months ended September 30, 2011 and 2010, respectively, related to employee restricted stock awards. The tax benefit related to stock-based compensation costs totaled $2.1 million and $0.3 million for the three months ended September 30, 2011 and 2010, respectively, and $9.3 million and $7.9 million for the nine months ended September 30, 2011 and 2010, respectively.

The following table summarizes the changes in the Company’s unvested restricted stock (including the unvested restricted stock issued as part of the deal consideration for ARI) under the Incentive Plan and Inducement Plan for the nine months ended September 30, 2011:

	Unvested Restricted Stock	Weighted Average Grant Date Fair Value
December 31, 2010	4,523,184	$39.84
Granted	663,866	40.87
Vested	(1,648,140)	39.81
Cancelled	(236,158)	39.08

September 30, 2011	3,302,752	$37.72

As of September 30, 2011, there was $12.7 million of total unrecognized compensation cost related to restricted stock expected to be recognized over a weighted average period of 2.27 years.

The following table summarizes the changes in the Company’s outstanding stock options for the nine months ended September 30, 2011:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
December 31, 2010	515,492	$44.64	4.9	$166,406
Granted	-	-
Exercised	(1,023)	39.62
Cancelled	(2,147)	40.49

September 30, 2011	512,322	$44.67	4.1	$-

Options exercisable at September 30, 2011	512,322	$44.67	4.1	$-

As of September 30, 2011, there was no unrecognized compensation cost related to stock options expected to be recognized over future years.

Cash received from option exercises for the nine months ended September 30, 2011 and 2010 was $0.1 million. The tax benefit realized for the tax deductions from option exercises was immaterial for the nine months ended September 30, 2011 and 2010, respectively.

Note 22 Segment Reporting

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

Reportable segment financial results are as follows:

	0000000000000	0000000000000	0000000000000	0000000000000
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Capital Markets

Investment banking
Financing
Equities	$6,923	$19,839	$62,590	$71,603
Debt	11,106	16,486	39,355	46,022
Advisory services	27,294	20,595	58,852	55,767

Total investment banking	45,323	56,920	160,797	173,392

Institutional sales and trading
Equities	23,482	24,292	70,562	78,720
Fixed income	14,496	20,159	66,079	57,268

Total institutional sales and trading	37,978	44,451	136,641	135,988

Other income/(loss)	1,157	(1,956)	9,125	2,452

Net revenues	84,458	99,415	306,563	311,832

Operating expenses (1)	84,828	90,424	287,487	286,723

Segment pre-tax operating income/(loss)	$(370)	$8,991	$19,076	$25,109

Segment pre-tax operating margin	(0.4)%	9.0%	6.2%	8.1%

Asset Management

Management and performance fees
Management fees	$15,205	$16,117	$51,028	$40,662
Performance fees	-	695	1,746	1,177

Total management and performance fees	15,205	16,812	52,774	41,839

Other income/(loss)	(1,487)	236	(432)	31

Net revenues	13,718	17,048	52,342	41,870

Operating expenses (1)	13,048	12,749	42,450	32,857

Segment pre-tax operating income	$670	$4,299	$9,892	$9,013

Segment pre-tax operating margin	4.9%	25.2%	18.9%	21.5%

Total

Net revenues	$98,176	$116,463	$358,905	$353,702

Operating expenses (1)	97,876	103,173	329,937	319,580

Total segment pre-tax operating income	$300	$13,290	$28,968	$34,122

Pre-tax operating margin	0.3%	11.4%	8.1%	9.6%

(1)	Operating expenses include intangible asset amortization as set forth in the table below:

	0000000000000	0000000000000	0000000000000	0000000000000
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Capital Markets	$-	$-	$-	$-
Asset Management	2,069	2,183	6,207	5,363

Total intangible asset amortization expense	$2,069	$2,183	$6,207	$5,363

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Net revenues:
United States	$92,283	$103,551	$329,261	$309,660
Asia	2,119	6,426	13,039	23,943
Europe	3,774	6,486	16,605	20,099

Consolidated	$98,176	$116,463	$358,905	$353,702

Long-lived assets are allocated to geographic locations based upon the location of the asset. The following table presents long-lived assets by geographic region:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Long-lived assets:
United States	$431,046	$451,892
Asia	11,423	13,391
Europe	1,458	547

Consolidated	$443,927	$465,830

Note 23 Net Capital Requirements and Other Regulatory Matters

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

At September 30, 2011, net capital calculated under the SEC rule was $207.7 million, and exceeded the minimum net capital required under the SEC rule by $206.7 million.

The Company’s short-term committed credit facility of $250 million includes a covenant requiring Piper Jaffray to maintain minimum net capital of $150 million. In addition, the Company’s three-year bank syndicated credit facility includes a similar covenant, requiring minimum net capital of $160 million.

Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the U.K. Financial Services Authority (“FSA”). As of September 30, 2011, Piper Jaffray Ltd. was in compliance with the capital requirements of the FSA.

Piper Jaffray Asia Holdings Limited operates three entities licensed by the Hong Kong Securities and Futures Commission, which are subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rules promulgated under the Securities and Futures Ordinance. As of September 30, 2011, Piper Jaffray Asia regulated entities were in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Ordinance.

Note 24 Income Taxes

The provision for income taxes for the three months ended September 30, 2011 was $3.7 million, which exceeded pre-tax income. The Company accrued income tax expense on operating profits generated from its U.S. entities. Additionally, the Company recorded a $2.3 million valuation allowance representing the entire deferred tax asset related to its Hong Kong subsidiary’s net operating loss carryforwards, which was offset in part by a $1.1 million partial reversal of its U.K. subsidiary’s deferred tax asset valuation allowance.

The Company’s effective income tax rate for the nine months ended September 30, 2011 was 47.6 percent, compared to 57.5 percent in the comparable period in 2010. The provision for income taxes for the nine months ended September 30, 2010 was unusually high due to a $5.6 million write-off of a deferred tax asset resulting from a restricted stock grant that vested at a share price lower than the grant date share price.

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

Asset Management – The Asset Management segment provides asset management services with product offerings in equity and fixed income securities (including a municipal hedge fund) to institutions and high net worth individuals through proprietary distribution channels. Revenues are generated in the form of management fees and performance fees. The majority of our performance fees, if earned, are recognized in the fourth quarter. As part of our growth strategy, we expanded our asset management business in 2010 through the acquisition of Advisory Research, Inc. (“ARI”), a Chicago-based asset management firm. The transaction closed on March 1, 2010. For more information on our acquisition of ARI, see Note 4 of the accompanying consolidated financial statements included in this report.

Our business is a human capital business. Accordingly, compensation and benefits comprise the largest component of our expenses, and our performance is dependent upon our ability to attract, develop and retain highly skilled employees who are motivated and committed to providing the highest quality of service and guidance to our clients.

Results for the three and nine months ended September 30, 2011

For the three months ended September 30, 2011, we recorded a net loss applicable to Piper Jaffray Companies of $3.6 million, or $0.23 per common share, compared with net income of $7.1 million, or $0.36 per diluted common share for the corresponding period in the prior year. Net revenues for the three months ended September 30, 2011 were $98.2 million, down 15.7 percent from $116.5 million reported in the year-ago period. Higher financial advisory services revenues were offset by a decline in debt and equity financing, fixed income institutional brokerage and asset management revenues. For the three months ended September 30, 2011, non-compensation expenses were $32.6 million, a 12.2 percent decrease compared to the third quarter of 2010, as we closely managed expenses and implemented additional cost saving measures.

For the nine months ended September 30, 2011, net income applicable to Piper Jaffray Companies was $14.3 million, or $0.74 per diluted common share, compared with $14.9 million for the prior-year period, or $0.75 per diluted common share. Net revenues for the first nine months of 2011 increased 1.5 percent to $358.9 million, as compared to the first nine months of 2010, primarily due to increased asset management revenues driven by a full period of revenues from ARI and gains recorded on our merchant banking activities. For the nine months ended September 30, 2011, non-interest expenses increased 3.2 percent to $329.9 million, compared with $319.6 million for the prior-year period.

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

Outlook for the remainder of 2011

Uncertain macroeconomic conditions and increased volatility weighed heavily on the capital markets during the third quarter of 2011. We anticipate that a challenging environment will persist for the remainder of 2011 due to concerns about European sovereign debt defaults and a slowdown in the U.S. economic recovery. While the higher volatility led to higher volumes in our equity sales and trading business, it created an environment where equity financing activity, particularly initial public offerings, was curtailed in the U.S. and Hong Kong. The global macroeconomic challenges and certain factors specific to China-based companies have severely impacted revenue generation and profitability from our Hong Kong operations. In the first nine months of 2011, debt financing revenues were negatively impacted by reduced municipal underwriting levels. For the industry, the par value of municipal negotiated issuances was down 40 percent. We expect the municipal underwriting market to remain difficult for the remainder of 2011. Lastly, our asset management revenues will continue to be negatively impacted if lower equity prices persist.

Restructuring of European Operations

In the fourth quarter of 2010, we restructured our European operations to focus European resources on two areas: the distribution of U.S. and Asia securities to European institutional investors and merger and acquisition advisory services. With the narrowed focus, our European operations have returned to profitability in the first nine months of 2011.

Results of Operations

Financial Summary for the Three Months Ended September 30, 2011 and September 30, 2010

The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

	For the Three Months Ended September 30,			As a Percentage of Net Revenues For the Three Months Ended September 30,
			2011 v2010
(Dollars in thousands)	2011	2010		2011	2010
Revenues:

Investment banking	$44,729	$56,243	(20.5)%	45.6%	48.3%
Institutional brokerage	31,533	40,432	(22.0)	32.1	34.7
Asset management	15,205	16,812	(9.6)	15.5	14.4
Interest	15,162	11,497	31.9	15.4	9.9
Other income/(loss)	441	(368)	N/M	0.5	(0.3)

Total revenues	107,070	124,616	(14.1)	109.1	107.0

Interest expense	8,894	8,153	9.1	9.1	7.0

Net revenues	98,176	116,463	(15.7)	100.0	100.0

Non-interest expenses:

Compensation and benefits	65,307	66,058	(1.1)	66.5	56.7
Occupancy and equipment	7,477	8,853	(15.5)	7.6	7.6
Communications	5,978	5,943	0.6	6.1	5.1
Floor brokerage and clearance	2,233	2,879	(22.4)	2.3	2.5
Marketing and business development	5,708	5,863	(2.6)	5.8	5.0
Outside services	6,664	7,945	(16.1)	6.8	6.8
Restructuring-related expense	-	1,333	(100.0)	-	1.1
Intangible asset amortization expense	2,069	2,183	(5.2)	2.1	1.9
Other operating expenses	2,440	2,116	15.3	2.5	1.9

Total non-interest expenses	97,876	103,173	(5.1)	99.7	88.6

Income before income tax expense	300	13,290	(97.7)	0.3	11.4

Income tax expense	3,676	6,524	(43.7)%	3.7	5.6

Net income/(loss)	(3,376)	6,766	N/M	(3.4)	5.8

Net income/(loss) applicable to noncontrolling interests	207	(288)	N/M	0.2	(0.3)

Net income/(loss) applicable to Piper Jaffray Companies	$(3,583)	$7,054	N/M	(3.6)%	6.1%

N/M - Not meaningful

For the three months ended September 30, 2011, we recorded a net loss applicable to Piper Jaffray Companies of $3.6 million. Net revenues for the three months ended September 30, 2011 were $98.2 million, a 15.7 percent decrease from the year-ago period. For the third quarter of 2011, investment banking revenues decreased 20.5 percent to $44.7 million, compared with revenues of $56.2 million in the prior-year period. Increased advisory services revenues were more than offset by lower equity and debt financing activity. In the third quarter of 2011, institutional brokerage revenues decreased 22.0 percent to $31.5 million, compared with $40.4 million in the corresponding period in the prior year. The decrease in institutional brokerage revenues resulted from lower performance in taxable securities and strategic trading due to the volatile trading environment, partially offset by improved performance in the middle-market sales business driven by investors seeking safer and shorter-term investments. For the three months ended September 30, 2011, asset management fees decreased 9.6 percent to $15.2 million, driven by decreased management fees resulting from lower equity market values and lower performance fees. In the third quarter of 2011, net interest income increased 87.4 percent to $6.3 million, compared with $3.3 million in the third quarter of 2010. The increase was primarily the result of higher interest income earned on net inventory balances, particularly related to municipal securities. In the third quarter of 2011, other income increased to $0.4 million, compared with a loss of $0.4 million in the corresponding period in the prior year. The increase was primarily due to gains recorded on our merchant banking activities. Non-interest expenses decreased to $97.9 million for the three months ended September 30, 2011, from $103.2 million in the corresponding period in the prior year.

Consolidated Non-Interest Expenses

Compensation and Benefits – Compensation and benefits expenses, which are the largest component of our expenses, include salaries, incentive compensation, benefits, stock-based compensation, employment taxes and other employee costs. A portion of compensation expense is comprised of variable incentive arrangements, including discretionary incentive compensation, the amount of which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits. Other compensation costs, primarily base salaries and benefits, are more fixed in nature. The timing of incentive compensation payments, which generally occur in February, has a greater impact on our cash position and liquidity than is reflected on our consolidated statements of operations.

For the three months ended September 30, 2011, compensation and benefits expenses decreased 1.1 percent to $65.3 million from $66.1 million in the corresponding period in 2010. The third quarter of 2010 included a $6.6 million reversal of previously recognized compensation expense related to a performance-based restricted stock award granted to our leadership team in 2008 and 2009 that was no longer expected to be earned. Compensation and benefits expenses as a percentage of net revenues were 66.5 percent for the third quarter of 2011, compared with 56.7 percent for the third quarter of 2010 (the $6.6 million reversal of performance-related compensation expense reduced the ratio by 5.6 percentage points). The higher compensation ratio in the third quarter of 2011was driven by the impact of fixed compensation costs on a reduced revenue base, a change in business mix and personnel investments made in public finance and fixed income sales.

Occupancy and Equipment – In the third quarter of 2011, occupancy and equipment expenses were $7.5 million, compared with $8.9 million for the corresponding period in 2010. The decrease was primarily attributable to lower occupancy costs due to the consolidation of office space in New York City, which occurred in the fourth quarter of 2010.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the three months ended September 30, 2011, communications expenses were $6.0 million, essentially flat compared with the three months ended September 30, 2010.

Floor Brokerage and Clearance – For the three months ended September 30, 2011, floor brokerage and clearance expenses decreased 22.4 percent to $2.2 million, compared with $2.9 million for the three months ended September 30, 2010. The decline was due to lower trading fees resulting from more efficient routing methods and our exit from the distribution of European securities completed in the fourth quarter of 2010.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment and promotional and advertising costs. In the third quarter of 2011, marketing and business development expenses decreased 2.6 percent to $5.7 million, compared with $5.9 million in the third quarter of 2010.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees and other professional fees. Outside services expenses decreased 16.1 percent to $6.7 million in the third quarter of 2011, compared with $7.9 million for the prior-year period, primarily due to reductions in legal fees and lower securities processing expenses.

Restructuring-Related Expense – During the third quarter of 2010, we recorded a pre-tax restructuring charge of $1.3 million related to headcount reductions in the Capital Markets segment, the majority of which were related to our European operations.

Intangible Asset Amortization Expense – Intangible asset amortization expenses include the amortization of definite-lived intangible assets consisting of asset management contractual relationships, non-compete agreements and certain trade names and trademarks. In the third quarter of 2011, intangible asset amortization expense was $2.1 million, essentially flat compared with the third quarter of 2010.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. In the third quarter of 2011, other operating expenses were $2.4 million, compared with $2.1 million in the third quarter of 2010. This increase was due to the impact in 2010 of a hedge on a non-U.S. dollar denominated firm investment, which was subsequently liquidated in the first half of 2011. This increase was partially offset by decreased litigation-related expenses and a decline in charitable contributions expense as we funded the majority of our 2011 charitable contribution commitments in the first three months of 2011.

Income Taxes – For the three months ended September 30, 2011, our provision for income taxes was $3.7 million, compared with $6.5 million in the prior year period. The $3.7 million of income tax expense recorded in the third quarter of 2011 was high compared to pre-tax income because our U.S. businesses generated income on which we recorded income tax expense. Additionally, based on the current level of cummulative losses in our Hong Kong subsidiary and deterioration of the Asian markets, we recorded a deferred tax asset valuation allowance of $2.3 million related to our Hong Kong subsidiary’s net operating loss carryforwards. This was offset in part by a $1.1 million partial reversal of our U.K. subsidiary’s deferred tax asset valuation allowance as our U.K. operations returned to profitability and we have the expectation that future years will continue to be profitable. For more information on deferred tax assets, see “Income Taxes” within our critical accounting policies.

Segment Performance

We measure financial performance by business segment. Our two reportable segments are Capital Markets and Asset Management. We determined these segments based upon the nature of the financial products and services provided to customers and the Company’s management organization. Segment pre-tax operating income and segment pre-tax operating margin are used to evaluate and measure segment performance by our management team in deciding how to allocate resources and in assessing performance in relation to our competitors. Revenues and expenses directly associated with each respective segment are included in determining segment operating results. Revenues and expenses that are not directly attributable to a particular segment are allocated based upon the Company’s allocation methodologies, generally based on each segment’s respective net revenues, use of shared resources, headcount or other relevant measures.

The following table provides our segment performance for the periods presented:

	Three Months Ended
	September 30,
			2011
	2011	2010	v2010
(Dollars in thousands)
Net revenues
Capital Markets	$84,458	$99,415	(15.0)%
Asset Management	13,718	17,048	(19.5)

Total net revenues	$98,176	$116,463	(15.7)%

Pre-tax operating income/(loss)
Capital Markets	$(370)	$8,991	N/M
Asset Management	670	4,299	(84.4)%

Total pre-tax operating income	$300	$13,290	(97.7)%

Pre-tax operating margin
Capital Markets	(0.4)%	9.0%
Asset Management	4.9%	25.2%
Total pre-tax operating margin	0.3%	11.4%

N/M - Not meaningful

Capital Markets

	Three Months Ended September 30,
	2011	2010	2011 v2010
(Dollars in thousands)
Net revenues:
Investment banking
Financing
Equities	$6,923	$19,839	(65.1)%
Debt	11,106	16,486	(32.6)
Advisory services	27,294	20,595	32.5

Total investment banking	45,323	56,920	(20.4)

Institutional sales and trading
Equities	23,482	24,292	(3.3)
Fixed income	14,496	20,159	(28.1)

Total institutional sales and trading	37,978	44,451	(14.6)

Other income/(loss)	1,157	(1,956)	N/M

Total net revenues	$84,458	$99,415	(15.0)%

Pre-tax operating income/(loss)	$(370)	$8,991	N/M

Pre-tax operating margin	(0.4)%	9.0%

N/M - Not meaningful

Increased volatility and uncertain macroeconomic issues created difficult capital market conditions in the third quarter of 2011 as Capital Markets net revenues decreased 15.0 percent to $84.5 million in the third quarter of 2011, compared with $99.4 million in the prior-year period.

Investment banking revenues comprise all the revenues generated through financing and advisory services activities, including derivative activities that relate to debt financing. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.

Investment banking revenues decreased 20.4 percent to $45.3 million in the third quarter of 2011, compared with $56.9 million for the corresponding period in 2010, as increased advisory services revenues were more than offset by decreased equity and debt financing revenues. For the three months ended September 30, 2011, equity financing revenues decreased to $6.9 million, compared with $19.8 million in the prior-year period. Equity market volatility and uncertainty curtailed financing activity, particularly initial public offerings, in the U.S. and Asia. During the third quarter of 2011, we completed 9 equity financings, raising $895 million in capital for our clients, compared with 17 equity financings, raising $2.6 billion for the corresponding period in 2010. Debt financing revenues in the third quarter of 2011 decreased 32.6 percent to $11.1 million, compared with $16.5 million in the third quarter of 2010, due to fewer public finance underwritings and lower average revenue per transaction. We completed 133 public finance issues with a total par value of $1.8 billion in the third quarter of 2011, compared with 161 public finance issues with a total par value of $2.1 billion during the prior-year period. For the three months ended September 30, 2011, advisory services revenues increased 32.5 percent to $27.3 million due to a higher number of completed transactions and higher revenue per transaction. We completed 13 transactions with an aggregate enterprise value of $2.1 billion during the third quarter of 2011, compared with 9 transactions with an aggregate enterprise value of $1.5 billion in the third quarter of 2010.

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

For the three months ended September 30, 2011, institutional brokerage revenues decreased 14.6 percent to $38.0 million, compared with $44.5 million in the prior-year period, driven by lower institutional brokerage revenues in both equity and fixed income products. Equity institutional brokerage revenues decreased to $23.5 million in the third quarter of 2011, compared with $24.3 million in the prior period in 2010, driven by our exit from the distribution of European securities in the fourth quarter of 2010. This decrease was partially offset by higher U.S. client volumes resulting from increased market volatility in the third quarter of 2011 versus the corresponding period in 2010. For the three months ended September 30, 2011, fixed income institutional brokerage revenues decreased to $14.5 million, compared with $20.2 million in the prior-year period. Improved performance in the middle-market sales business driven by investors seeking safer and shorter-term investments was more than offset by lower performance in taxable securities and strategic trading due to the volatile trading environment.

Other income/loss includes gains and losses from our merchant banking activities and other firm investments, income associated with the forfeiture of stock-based compensation and interest expense related to firm funding. In the third quarter of 2011, other income/loss increased to $1.2 million, compared with a loss of $2.0 million in the corresponding period in 2010, primarily as a result of gains associated with our merchant banking activities.

Capital Markets segment pre-tax operating margin for the third quarter of 2011 decreased to a negative 0.4 percent, compared to 9.0 percent for the corresponding period in the prior year. In the third quarter of 2011, we experienced a shift in business with advisory services contributing a higher percentage of revenues and fixed income institutional sales and trading contributing a lower percentage. Advisory services activities have a higher level of compensation than fixed income institutional sales and trading. This, along with a decline in net revenues and our need to accrue compensation at a competitive level, drove the decline in our segment pre-tax operating margin. If this mix of business and current environment continues, we anticipate continued pressure on our Capital Markets pre-tax operating margin.

Asset Management

	Three Months Ended September 30,
	2011	2010	2011 v2010
(Dollars in thousands)
Net revenues:
Management fees	$15,205	$16,117	(5.7)%
Performance fees	-	695	(100.0)

Total management and performance fees	15,205	16,812	(9.6)

Other income/(loss)	(1,487)	236	N/M

Net revenues	$13,718	$17,048	(19.5)%

Pre-tax operating income	$670	$4,299	(84.4)%

Pre-tax operating margin	4.9%	25.2%

N/M - Not meaningful

Management and performance fee revenues comprise all the revenues generated through management and investment advisory services performed for various funds and separately managed accounts. Performance fees are earned when the investment return on assets under management exceeds certain benchmark targets or other performance targets over a specified measurement period. The majority of performance fees, if earned, are recorded in the fourth quarter of the applicable year or upon withdrawal of client assets. Total management and performance fee revenues decreased 9.6 percent to $15.2 million in the third quarter of 2011, compared with $16.8 million in the third quarter of 2010. The decreases were primarily due to reduced management fee revenue resulting from market depreciation of the underlying assets under management and lower performance fees.

Other income/loss includes gains and losses from our investments in funds and partnerships that we manage. Other income/loss was a loss of $1.5 million for the third quarter of 2011 due to losses in our investments in the funds and partnerships, compared with income of $0.2 million in the corresponding period in 2010.

Operating expenses for the three months ended September 30, 2011 were $13.0 million, essentially flat compared to the prior period in 2010. Segment pre-tax operating margin for the third quarter of 2011 was 4.9 percent, compared to 25.2 percent for the corresponding period in the prior year. The fixed nature of certain expenses such as salaries, benefits and non-compensation costs combined with lower revenues drove the lower pre-tax operating margin.

The following table summarizes the changes in our assets under management for the three months ended September 30, 2011:

(Dollars in millions)
Assets under management:
Balance at June 30, 2011:	$12,363

Net inflows/(outflows)	(7)

Net market appreciation/(depreciation)	(1,145)

Balance at September 30, 2011:	$11,211

Assets under management decreased $1.2 billion to $11.2 billion in the third quarter of 2011 resulting from market depreciation of the underlying assets under management due to a decrease in equity prices during the quarter.

Financial Summary for the Nine Months Ended September 30, 2011 and September 30, 2010

The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

	Nine Months Ended September 30,			As a Percentage of Net Revenues For the Nine Months Ended
			2011	September 30,
(Dollars in thousands)	2011	2010	v2010	2011	2010
Revenues:

Investment banking	$158,832	$171,736	(7.5)%	44.3%	48.5%
Institutional brokerage	116,934	121,611	(3.8)	32.6	34.4
Asset management	52,774	41,839	26.1	14.7	11.8
Interest	42,535	39,259	8.3	11.8	11.1
Other income	12,578	6,054	107.8	3.5	1.8

Total revenues	383,653	380,499	0.8	106.9	107.6

Interest expense	24,748	26,797	(7.6)	6.9	7.6

Net revenues	358,905	353,702	1.5	100.0	100.0

Non-interest expenses:

Compensation and benefits	224,228	208,832	7.4	62.5	59.0
Occupancy and equipment	24,917	24,578	1.4	6.9	6.9
Communications	18,792	18,631	0.9	5.3	5.2
Floor brokerage and clearance	6,918	8,803	(21.4)	1.9	2.5
Marketing and business development	18,643	17,280	7.9	5.2	4.9
Outside services	21,589	23,684	(8.8)	6.0	6.7
Restructuring- related expense	—	1,333	(100.0)	—	0.4
Intangible asset amortization expense	6,207	5,363	15.7	1.7	1.5
Other operating expenses	8,643	11,076	(22.0)	2.4	3.3

Total non-interest expenses	329,937	319,580	3.2	91.9	90.4

Income before income tax expense	28,968	34,122	(15.1)	8.1	9.6

Income tax expense	13,778	19,627	(29.8)	3.9	5.5

Net income	15,190	14,495	4.8	4.2	4.1

Net income/(loss) applicable to noncontrolling interests	846	(447)	N/M	0.2	(0.1)

Net income applicable to Piper Jaffray Companies	$14,344	$14,942	(4.0)%	4.0%	4.2%

N/M - Not meaningful

Except as discussed below, the description of net revenues and non-interest expenses as well as the underlying reasons for variances to the prior-year period are substantially the same as the comparative quarterly discussion.

For the nine months ended September 30, 2011, we recorded net income applicable to Piper Jaffray Companies of $14.3 million. Net revenues for the nine months ended September 30, 2011 were $358.9 million, a 1.5 percent increase from the year-ago period. For the nine months ended September 30, 2011, investment banking revenues were $158.8 million, compared with $171.7 million in the prior-year period as increased advisory services revenues were more than offset by lower equity and debt financing revenues. For the nine months ended September 30, 2011, institutional brokerage revenues decreased 3.8 percent to $116.9 million, compared with $121.6 million in the corresponding period of the prior year. Increased fixed income brokerage revenues in the first nine months of 2011 were partially offset by a decline in equity brokerage revenues. For the first nine months of 2011, asset management fees were $52.8 million, compared with $41.8 million in the prior-year period. The increased revenues were driven by a full nine months of revenue for ARI, which we acquired on March 1, 2010. Net interest income for the first nine months of 2011 increased 42.7 percent to $17.8 million, compared with $12.5 million for the first nine months of 2010. The increase was primarily the result of higher interest income earned on net inventory balances, particularly related to municipal securities. Other income for the nine months ended September 30, 2011 increased to $12.6 million, compared with $6.1 million in the corresponding period of the prior year. The increase was due to gains recorded on our merchant banking activities and firm investments. Non-interest expenses increased to $329.9 million for the nine months ended September 30, 2011, from $319.6 million in the corresponding period of the prior year.

Consolidated Non-Interest Expenses

Compensation and Benefits - For the nine months ended September 30, 2011, compensation and benefits expenses increased 7.4 percent to $224.2 million from $208.8 million in the corresponding period of 2010. Included in our 2010 results was a $6.6 million compensation expense reversal related to a performance-based restricted stock award granted to our leadership team that was no longer expected to be earned. The remaining increase was due to higher variable compensation costs resulting from increased net revenues and profitability, and a full nine months of compensation and benefits expense related to ARI. Compensation and benefits expenses as a percentage of net revenues were 62.5 percent for the first nine months of 2011, compared with 59.0 percent for the first nine months of 2010 (the reversal of the previously recognized compensation expense reduced compensation and benefits expense as a percentage of net revenues by 1.9 percentage points).

Occupancy and Equipment - For the nine months ended September 30, 2011, occupancy and equipment expenses increased 1.4 percent to $24.9 million, compared with $24.6 million for the corresponding period of 2010.

Marketing and Business Development - For the nine months ended September 30, 2011, marketing and business development expenses increased 7.9 percent to $18.6 million, compared with $17.3 million in the first nine months of 2010. This increase was driven by travel expenses written-off related to equity investment banking deals that were never completed due to volatility in the capital markets and a full nine months of travel expenses related to ARI.

Intangible Asset Amortization Expense - Intangible asset amortization expense includes the amortization of definite-lived intangible assets consisting of asset management contractual relationships, non-compete agreements and certain trade names and trademarks. For the nine months ended September 30, 2011, intangible asset amortization expense was $6.2 million, compared with $5.4 million in the prior-year period. The increase in 2011 reflects a full nine months of intangible asset amortization expense related to the acquisition of ARI.

Other Operating Expenses - For the nine months ended September 30, 2011, other operating expenses decreased to $8.6 million, compared with $11.1 million for the corresponding period of 2010. This decrease was primarily due to decreased litigation-related expenses.

Income Taxes - For the nine months ended September 30, 2011, our provision for income taxes was $13.8 million, equating to an effective tax rate of 47.6 percent. For the nine months ended September 30, 2010, our provision for income taxes was $19.6 million equating to an effective tax rate of 57.5 percent. In the nine months ended September 30, 2011, we recorded a deferred tax asset valuation allowance of $2.3 million related to our Hong Kong subsidiary’s net operating loss carryforwards. This was offset in part by a $1.1 million partial reversal of our U.K. subsidiary’s deferred tax asset valuation allowance as we expect future taxable profits. Income tax expense recorded in the first nine months of 2010 was unusually high due to a $5.6 million write-off of a deferred tax asset resulting from a restricted stock grant that vested at a share price lower than the grant date share price. For more information on deferred tax assets, see “Income Taxes” within our critical accounting policies.

Segment Performance

The following table provides our segment performance for the periods presented:

	Nine Months Ended September 30,
	2011	2010	2011 v2010
(Dollars in thousands)
Net revenues
Capital Markets	$306,563	$311,832	(1.7	) %
Asset Management	52,342	41,870	25.0

Total net revenues	$358,905	$353,702	1.5%

Pre-tax operating income
Capital Markets	$19,076	$25,109	(24.0	) %
Asset Management	9,892	9,013	9.8

Total pre-tax operating income	$28,968	$34,122	(15.1	) %

Pre-tax operating margin
Capital Markets	6.2%	8.1%
Asset Management	18.9%	21.5%
Total pre-tax operating margin	8.1%	9.6%

Capital Markets

	Nine Months Ended September 30,
	2011	2010	2011 v2010
(Dollars in thousands)
Net revenues:
Investment banking
Financing
Equities	$62,590	$71,603	(12.6	) %
Debt	39,355	46,022	(14.5)
Advisory services	58,852	55,767	5.5

Total investment banking	160,797	173,392	(7.3)

Institutional sales and trading
Equities	70,562	78,720	(10.4)
Fixed income	66,079	57,268	15.4

Total institutional sales and trading	136,641	135,988	0.5

Other income	9,125	2,452	272.1

Total net revenues	$306,563	$311,832	(1.7	) %

Pre-tax operating income	$19,076	$25,109	(24.0	) %

Pre-tax operating margin	6.2%	8.1%

Capital Markets net revenues decreased 1.7 percent to $306.6 million in the first nine months of 2011, compared with $311.8 million in the prior-year period.

For the first nine months of 2011, investment banking revenues were $160.8 million compared with $173.4 million in the corresponding period of 2010, due to a decline in equity and debt financing revenues, offset by increased advisory services revenues. For the nine months ended September 30, 2011, equity financing revenues decreased to $62.6 million, compared with $71.6 million in the prior-year period, resulting from lower Asia equity financing activity and our exit from the origination of European securities completed in the fourth quarter of 2010. The capital markets in Asia have been extremely volatile during 2011, making the ability to raise capital on the Hong Kong exchange very challenging. Without the ability to raise capital in this market, our results will be negatively impacted. Debt financing revenues in the first nine months of 2011 decreased 14.5 percent to $39.4 million, compared with $46.0 million in the corresponding period of 2010 due to a decline in public finance revenues. In the first nine months of 2011, our public finance revenues were negatively impacted by a significant industry-wide decline in municipal underwriting. For the industry, the par value of new negotiated issuances dropped 40 percent due to reduced borrowing from state and local governments and the higher than average municipal issuance levels in the fourth quarter of 2010 as municipalities took advantage of the expiring Build America Bond program. However, in the first nine months of 2011, our par value from new negotiated issuances only dropped 8 percent as we completed 376 public finance issues with a total par value of $4.7 billion, compared with 398 public finance issues with a total par value of $5.4 billion during the prior-year period. We expect the municipal markets to remain challenging during the remainder of 2011. For the nine months ended September 30, 2011, advisory services revenues increased 5.5 percent to $58.9 million due to higher European advisory services revenue, partially offset by lower U.S. and Asia advisory services revenues. We completed 30 transactions with an aggregate enterprise value of $4.2 billion during the first nine months of 2011, compared with 32 transactions with an aggregate enterprise value of $7.8 billion in the first nine months of 2010.

For the nine months ended September 30, 2011, institutional brokerage revenues were $136.6 million, essentially flat compared to the prior-year period as increased fixed income institutional brokerage revenues were offset by a decline in equity institutional brokerage revenues. Equity institutional brokerage revenues decreased to $70.6 million in the first nine months of 2011, compared with $78.7 million in the comparable period of 2010, which was partially attributed to lower U.S. client volumes during the first half of 2011 resulting from reduced market volatility during that time period as compared to the corresponding period of 2010. Additionally, we exited from the distribution of European securities in the fourth quarter of 2010. For the nine months ended September 30, 2011, fixed income institutional brokerage revenues increased to $66.1 million, compared to $57.3 million in the prior-year period as a decline in taxable sales and trading revenues was offset by higher municipal strategic trading revenues.

For the nine months ended September 30, 2011, other income increased to $9.1 million, compared with $2.5 million in the corresponding period of 2010, primarily as a result of gains from our merchant banking activities and firm investments.

Capital Markets segment pre-tax operating margin for the nine months ended September 30, 2011, decreased to 6.2 percent, compared to 8.1 percent for the corresponding period of the prior year.

Asset Management

	Nine Months Ended
	September 30,
			2011
	2011	2010	v2010
(Dollars in thousands)
Net revenues:
Management fees	$51,028	$40,662	25.5%
Performance fees	1,746	1,177	48.3

Total management and performance fees	52,774	41,839	26.1

Other income/(loss)	(432)	31	N/M

Net revenues	$52,342	$41,870	25.0%

Pre-tax operating income	$9,892	$9,013	9.8%

Pre-tax operating margin	18.9%	21.5%

N/M - Not meaningful

Total management and performance fee revenues increased 26.1 percent to $52.8 million in the first nine months of 2011, compared to $41.8 million in the first half of 2010, due to the recognition of a full nine months of ARI’s management fee revenues and increased performance fees recognized as a result of a withdrawal of client assets.

For the nine months ended September 30, 2011, other income/loss was a loss of $0.4 million, compared with income of $31,000 for the corresponding period in the prior year.

Operating expenses for the nine months ended September 30, 2011 were $42.5 million, compared to $32.9 million in the corresponding period of the prior year. Segment pre-tax operating margin for the nine months ended September 30, 2011 was 18.9 percent, compared to 21.5 percent for the corresponding period of the prior year.

The following table summarizes the changes in our assets under management for the nine months ended September 30, 2011:

(Dollars in millions)
Assets under management:
Balance at December 31, 2010	$12,297

Net inflows/(outflows)	(574)

Net market appreciation/(depreciation)	(512)

Balance at September 30, 2011	$11,211

For the nine months ended September 30, 2011, assets under management were $11.2 billion. The decrease in assets under management resulted from net cash client outflows of $0.6 billion as existing institutional clients changed investment strategies and reallocated assets and market depreciation of $0.5 billion due to lower equity prices.

All of our key asset management strategies outperformed their relative benchmarks for the nine months ended September 30, 2011.

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

The following table reflects the composition of our Level III assets and Level III liabilities by asset class:

	Level III
	September 30,	December 31,
(Dollars in thousands)	2011	2010
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$-	$1,340
Convertible securities	5,679	2,885
Fixed income securities	3,729	6,268
Municipal securities:
Tax-exempt securities	7,694	6,118
Short-term securities	175	125
Asset-backed securities	67,200	45,170
U.S. Government agency securities	72	-
Derivative contracts	1,143	4,665

Total financial instruments and other inventory positions owned:	85,692	66,571

Investments	21,958	9,682

Total assets	$107,650	$76,253

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Convertible securities	$-	$1,777
Fixed income securities	2,467	2,323
Asset-backed securities	1,607	2,115
Derivative contracts	14,682	339

Total financial instruments and other inventory positions sold, but not yet purchased:	$18,756	$6,554

The following table reflects activity with respect to our Level III assets and liabilities:

	Nine Months Ended September 30,
(Dollars in thousands)	2011	2010
Assets:
Purchases/(sales), net	$33,425	$(14,892)
Net transfers in/(out)	(882)	13,248
Realized gains/(losses)	1,929	4,886
Unrealized gains/(losses)	(3,075)	1,894

Liabilities:
(Purchases)/sales, net	$109	$(3,192)
Net transfers in/(out)	(3,615)	(1,819)
Realized (gains)/losses	1,480	(88)
Unrealized (gains)/losses	14,228	394

See Note 6 to our consolidated financial statements for additional discussion of Level III assets and liabilities.

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

Goodwill and Intangible Assets

We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities acquired requires certain management estimates. At September 30, 2011, we had goodwill of $322.7 million. This goodwill balance primarily consists of $152.3 million recorded in 2010 as a result of the acquisition of ARI, $50.1 million recorded in 2007 as a result of the acquisition of FAMCO, and $105.5 million as a result of the 1998 acquisition by U.S. Bancorp of our predecessor, Piper Jaffray Companies Inc., and its subsidiaries.

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

We last completed our annual goodwill impairment testing as of November 30, 2010, and no impairment was identified. We also tested the intangible assets (indefinite and definite-life) acquired as part of the FAMCO and ARI acquisitions and concluded there was no impairment.

Given existing market conditions, declining profitability, an uncertain economic outlook and that the value of our common shares currently trade below book value, it is possible there could be future impairment within a reporting unit. Because goodwill is treated as a non-allowable asset for regulatory purposes, the impact of any future impairment on net capital would not be significant, but the results of operations in that period could be materially adversely affected.

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

Performance-based restricted stock awards granted in 2008 and 2009 cliff vest upon meeting a specific performance-based metric prior to May 2013. Performance Grants are amortized on a straight-line basis over the period we expect the performance target to be met. The performance condition must be met for the awards to vest and total compensation cost will be recognized only if the performance condition is satisfied. The probability that the performance conditions will be achieved and that the awards will vest is reevaluated each reporting period with changes in actual or estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. In the third quarter of 2010, we deemed it improbable that the performance condition related to the Performance Grants would be met. As a result, we recorded a $6.6 million cumulative effect compensation expense reversal in the third quarter of 2010.

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

Income Taxes

We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally, amortization of share-based compensation. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. We believe that our future taxable profits will be sufficient to recognize our U.S. deferred tax assets. However, if our projections of future taxable profits do not materialize, we may conclude that a valuation allowance is necessary, which would impact our results of operations in that period. Given our Hong Kong subsidiary’s current level of cumulative losses and the deterioration in the Asian capital markets, we recorded a deferred tax asset valuation allowance of $2.3 million, representing the entire deferred tax asset, related to our Hong Kong subsidiary’s net operating loss carryforwards in the third quarter of 2011. We previously recorded a deferred tax asset valuation allowance of $7.3 million related to our U.K. subsidiary’s net operating loss carryforwards. In the third quarter of 2011, we reversed $1.1 million of the U.K. subsidiary’s deferred tax asset valuation allowance based on current year profitability and projected future earnings.

We record deferred tax benefits for future tax deductions expected upon the vesting of share-based compensation. If deductions reported on our tax return for share-based compensation (i.e., the value of the share-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with ASC 718), we record the excess tax benefit as additional paid-in capital. Conversely, if deductions reported on our tax return for share-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, we offset the deficiency first to any previously recognized excess tax benefits recorded as additional paid-in capital and any remaining deficiency is recorded as income tax expense. As of September 30, 2011, we did not have any available excess tax benefits within additional paid-in capital. Based on our share price as of September 30, 2011, we estimate that the value of approximately 940,000 shares vesting in the first quarter of 2012 will be less than the grant date fair value resulting in $4.9 million of income tax expense in the first quarter of 2012. The amount of any additional income tax expense is directly correlated to Piper Jaffray Companies share price at the date of vesting.

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

The following are financial instruments that are cash and cash equivalents, or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time:

	September 30,	December 31,
(Dollars in thousands)	2011	2010
Cash and cash equivalents:
Cash in banks	$25,977	$40,679
Money market investments	16,831	9,923

Total cash and cash equivalents	42,808	50,602
Cash and securities segregated (1)	9,006	27,006

	$51,814	$77,608

(1)

Consists of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Piper Jaffray & Co., our U.S. broker dealer subsidiary carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of our clients.

A portion of these financial instruments are held within our regulated entities and our ability to transfer these financial instruments out of our regulated entities is limited by net capital requirements that apply to those entities only. Our regulated entities could seek regulatory approval to dividend these financial instruments to the parent for liquidity purposes; however, this could curtail our revenue producing activities within our regulated entities if it reduced our net capital.

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

In 2010, our board of directors authorized the repurchase of up to $75 million in shares of our common stock through September 30, 2012. In the third quarter of 2011, we did not repurchase any shares of our common stock related to this authorization. Based upon prior repurchases, $57.4 million of this authorization remains available as of September 30, 2011.

Funding Sources

Short-term financing

Our day-to-day funding and liquidity is obtained primarily through the use of repurchase agreements, commercial paper issuance, and bank lines of credit, and is typically collateralized by our securities inventory. These funding sources are critical to our ability to finance and hold inventory, which is a necessary part of our institutional brokerage business. The majority of our inventory is very liquid and is therefore funded by overnight facilities. However, we have established and structured certain funding sources with longer maturities (i.e., our committed line and commercial paper) to mitigate changes in the liquidity of our inventory based on changing market conditions. Our funding sources are also dependent on the types of inventory counterparties are willing to accept as collateral and the number of counterparties available. We currently have a limited number of counterparties that will enter into municipal repurchase agreements. The majority of our bank lines and commercial paper will accept municipal inventory as collateral, which helps mitigate this municipal repurchase counterparty risk. We also have established arrangements to obtain financing by another broker dealer at the end of each business day related specifically to our convertible inventory. Funding is generally obtained at rates based upon the federal funds rate and/or the London Interbank Offer Rate.

Uncommitted Lines - We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $275 million with three banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have a $100 million uncommitted unsecured facility with one of these banks. These uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. These lines are subject to approval by the respective bank each time an advance is requested and advances may be denied. We manage our relationships with the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business. At September 30, 2011, we had no advances against these lines of credit.

Committed Lines - Our committed line is a $250 million revolving secured credit facility. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co., our U.S. broker dealer subsidiary, to maintain a minimum net capital of $150 million, and the unpaid principal amount of all advances under the facility will be due on December 30, 2011. We anticipate being able to renew this credit facility in the fourth quarter of 2011. At September 30, 2011, we had an advance of $68 million against this line of credit.

Commercial Paper Program - We issue secured commercial paper to approximately 20 counterparties as of September 30, 2011 to fund a portion of our securities inventories. The maximum amount that may be issued under the program is $300 million, of which $128 million was outstanding at September 30, 2011. The commercial paper notes are secured by our securities inventory with maturities on the commercial paper ranging from 28 days to 270 days from the date of issuance.

The following table presents the average balances outstanding for our various short-term funding sources by quarter for 2011 and 2010, respectively.

	Average Balance for the
	Three Months Ended
(Dollars in millions)	Sept. 30, 2011	June 30, 2011	March 31, 2011
Funding source:
Repurchase agreements	$324.6	$326.5	$253.6
Commercial paper	125.7	117.9	112.1
Short-term bank loans	68.1	68.7	24.7

Total	$518.4	$513.1	$390.4

	Average Balance for the
	Three Months Ended
(Dollars in millions)	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010
Funding source:
Repurchase agreements	$259.8	$278.7	$342.3	$92.3
Commercial paper	106.6	58.8	46.8	31.1
Short-term bank loans	37.3	6.7	95.1	74.4
Securities lending	-	-	9.8	27.7

Total	$403.7	$344.2	$494.0	$225.5

The average funding in the third quarter of 2011 increased slightly to $518.4 million, compared with $513.1 million during the second quarter of 2011. As compared to the third quarter of 2010, the average funding balance for the third quarter of 2011 increased from $344.2 million to $518.4 million. This increase was a result of significantly higher average inventory balances in the third quarter of 2011, compared with the prior-year period.

Three-year bank syndicated credit agreement

On December 29, 2010, we entered into a three-year bank syndicated credit agreement (“Credit Agreement”), comprised of a $100 million amortizing term loan and a $50 million revolving credit facility. SunTrust Bank is the administrative agent (“Agent”) for the lenders. The term loan amortizes 10 percent in year one, 25 percent in year two and 65 percent in year three. As of September 30, 2011, $25.0 million was outstanding on the revolving credit facility, and $92.5 million was outstanding on the amortizing term loan.

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

The Credit Agreement includes covenants that, among other things, limit our leverage ratio, require maintenance of certain levels of cash and regulatory net capital, require our asset management segment to achieve minimum earnings before interest, taxes, depreciation and amortization, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. With respect to the net capital covenant, our U.S. broker dealer subsidiary is required to maintain minimum net capital of $160 million. At September 30, 2011, we were in compliance with all covenants.

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2010.

Capital Requirements

As a registered broker dealer and member firm of FINRA, our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. We also are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. At September 30, 2011, our net capital under the SEC’s Uniform Net Capital Rule was $207.7 million, and exceeded the minimum net capital required under the SEC rule by $206.7 million.

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

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes our off-balance sheet arrangements at September 30, 2011 and December 31, 2010:

							Total
Expiration Per Period at September 30, 2011							Contractual Amount
(Dollars in thousands)	Remainder of 2011	2012	2013	2014- 2015	2016- 2017	Later	September 30, 2011	December 31, 2010
Customer matched-book derivative contracts (1)(2)	$-	$-	$50,990	$180,755	$153,310	$5,660,596	$6,045,651	$6,505,232
Trading securities derivative contracts (2)	-	-	-	-	-	174,750	174,750	192,250
Credit default swap index contracts (2)	-	-	-	160,000	-	-	160,000	200,000
Foreign currency forward contracts (2)	-	-	-	-	-	-	-	16,645
Private equity and other principal investments (3)	-	-	-	-	-	-	1,723	2,618

(1)

Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with two major financial institutions, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $206 million at September 30, 2011) who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contracts could become material, exposing us to the credit risk of these counterparties. At September 30, 2011, we had $35.0 million of credit exposure with these counterparties, including $17.7 million of credit exposure with one counterparty.

(2)

We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At September 30, 2011 and December 31, 2010, the net fair value of these derivative contracts approximated an asset of $35.3 million and $29.3 million, respectively.

(3)	We have committed capital of $1.7 million to certain entities, typically partnerships. Certain of these commitments have no specific call date.

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

Loan Commitments

We may commit to bridge loan financing for our clients or make commitments to underwrite corporate debt. We had no loan commitments outstanding at September 30, 2011.

Private Equity and Other Principal Investments

As of September 30, 2011, we have investments in various entities, typically partnerships or limited liability companies, established for the purpose of investing in securities of public or private companies or municipal debt obligations. We commit capital or act as the managing partner of these entities. Some of these entities are deemed to be variable interest entities. For a complete discussion of our activities related to these types of entities, see Note 7, “Variable Interest Entities,” to our consolidated financial statements.

We have committed capital to certain entities and these commitments generally have no specified call dates. We had $1.7 million of commitments outstanding at September 30, 2011.

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

(Dollars in thousands)	September 30, 2011	December 31, 2010
Interest Rate Risk	$1,097	$810
Equity Price Risk	64	40
Diversification Effect (1)	(103)	(47)

Total Value-at-Risk	$1,058	$803

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively.

For the Nine Months Ended September 30, 2011
(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$1,815	$537	$992
Equity Price Risk	1,451	25	185
Diversification Effect (1)			(202)
Total Value-at-Risk	$1,777	$511	$975

For the Year Ended December 31, 2010
(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$4,359	$178	$1,451
Equity Price Risk	3,414	27	220
Diversification Effect (1)			(238)
Total Value-at-Risk	$4,227	$165	$1,433

(1)

Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses incurred on a single day exceeded our one-day VaR on nine occasions during the first nine months of 2011.

The aggregate VaR as of September 30, 2011 was higher compared to levels reported as of December 31, 2010. This increase in VaR reflects modest increases in inventories of higher VaR assets, such as equity linked assets, when compared to December 31, 2010 inventories.

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

We are also exposed to liquidity risk in our day-to-day funding activities. We have a relatively low leverage ratio of 2.5 as of September 30, 2011. We calculate our leverage ratio by dividing total assets by total common shareholders’ equity. We manage liquidity risk by diversifying our funding sources across products and among individual counterparties within those products. For example, our treasury department actively manages the use of our committed bank line, repurchase agreements, commercial paper issuance and secured and unsecured bank borrowings each day depending on pricing, availability of funding, available collateral and lending parameters from any one of these sources.

In addition to managing our capital and funding, the treasury department oversees the management of net interest income risk and the overall use of our capital, funding, and balance sheet.

We currently act as the remarketing agent for approximately $4.6 billion of variable rate demand notes, all of which have a financial institution providing a liquidity guarantee. At certain times, demand from buyers of variable rate demand notes is less than the supply generated by sellers of these instruments. In times of supply and demand imbalance, we may (but are not obligated to) facilitate liquidity by purchasing variable rate demand notes from sellers for our own account. Our liquidity risk related to variable rate demand notes is ultimately mitigated by our ability to tender these securities back to the financial institution providing the liquidity guarantee.

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

We have concentrated counterparty credit exposure with six non-publicly rated entities totaling $35.0 million at September 30, 2011. This counterparty credit exposure is part of our derivative program, consisting primarily of interest rate swaps. One derivative counterparty represents 50.7 percent, or $17.7 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee.

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

Credit exposure associated with our merchant banking debt investments is monitored regularly by our financial risk committee. Merchant banking debt investments that have been funded are recorded in other assets at amortized cost on the consolidated statements of financial condition. At September 30, 2011, we had three funded merchant banking debt investments totaling $12.7 million.

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

During the third quarter of the fiscal year ending December 31, 2011, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2011.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
(July 1, 2011 to July 31, 2011)	-		$-	0	$ 57 million
Month #2
(August 1, 2011 to August 31, 2011)	25,144	(2)	$24.00	0	$ 57 million
Month #3
(September 1, 2011 to September 30, 2011)	433	(2)	$29.44	0	$ 57 million

Total	25,577		$24.09	0	$ 57 million

(1)	On July 28, 2010, we announced that our board of directors had authorized the repurchase of up to $75 million of common stock through September 30, 2012.

(2)	Consists of shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock.

In addition, a third-party trustee makes open-market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.

ITEM 6. EXHIBITS.

Exhibit Number	Description	Method of Filing

10.1	First Amendment to Credit Agreement and Waiver.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (iv) the notes to the Consolidated Financial Statements.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2011.

PIPER JAFFRAY COMPANIES

By /s/ Andrew S. Duff
Its Chairman and Chief Executive Officer

By /s/ Debbra L. Schoneman
Its Chief Financial Officer

Exhibit Index

Exhibit Number	Description	Method of Filing

10.1	First Amendment to Credit Agreement and Waiver.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (iv) the notes to the Consolidated Financial Statements.	Filed herewith