Form 10-K
period 2011-12-31
PIPER JAFFRAY COMPANIES
filed 2012-02-27
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the 18,298,018 shares of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates based upon the last sale price, as reported on the New York Stock Exchange, of the Common Stock on June 30, 2011 was approximately $527 million.

As of February 17, 2012, the Registrant had 19,236,677 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s Proxy Statement for its 2012 Annual Meeting of Shareholders to be held on May 9, 2012.

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

ITEM 1.    BUSINESS.

Overview

Piper Jaffray Companies is an investment bank and asset management firm, serving the needs of corporations, private equity groups, public entities, non-profit entities and institutional investors in the U.S. and internationally. Founded in 1895, Piper Jaffray provides a broad set of products and services, including equity and debt capital markets products; public finance services; financial advisory services; equity and fixed income institutional brokerage; equity and fixed income research; and asset management services. Our headquarters are located in Minneapolis, Minnesota and we have offices across the United States and international locations in Hong Kong, Shanghai, London and Zurich. We market our investment banking and institutional securities business under a single name — Piper Jaffray — which gives us a consistent brand across this business. Our asset management business is marketed under two names: ARI for our subsidiary Advisory Research, Inc., which we acquired in March 2010, and FAMCO, for our subsidiary, Fiduciary Asset Management, Inc.

Prior to 1998, Piper Jaffray was an independent public company. U.S. Bancorp acquired the Piper Jaffray business in 1998 and operated it through various subsidiaries and divisions. At the end of 2003, U.S. Bancorp facilitated a tax-free distribution of our common stock to all U.S. Bancorp shareholders, causing Piper Jaffray to become an independent public company again.

Our operations consist principally of four components:

•

Investment Banking — We raise capital through equity financings and provide advisory services, primarily relating to mergers and acquisitions, for our corporate clients. We operate in the following focus industries: business and financial services, clean technology and renewables, consumer, healthcare, industrial growth, and media, telecommunications and technology, primarily focusing on middle-market clients. For our government and non-profit clients, we underwrite debt issuances and provide financial advisory and interest rate risk management services. Our public finance investment banking capabilities focus on state and local governments, and the healthcare, higher education, housing, hospitality, transportation and commercial real estate industries.

•

Equity and Fixed Income Institutional Brokerage — We offer both equity and fixed income advisory and trade execution services for institutional investors and government and non-profit entities. Integral to our capital markets efforts, we have equity sales and trading relationships with institutional investors in the United States, Asia and Europe that invest in our focus industries. Our fixed income sales and trading professionals have expertise in municipal, corporate, mortgage, agency and structured product securities and cover a range of institutional investors. In addition, we engage in proprietary trading in certain products where we have expertise.

•

Asset Management — Our asset management business provides services to separately managed accounts, private funds or partnerships, and open-end and closed-end registered investment companies or funds. We offer an array of investment products including small and mid-cap value equity, master limited partnerships (“MLP”) focused on the energy industry, and fixed income (including a private municipal fund).

In 2010, we significantly expanded our asset management business through the acquisition of Advisory Research, Inc. (“ARI”), a Chicago-based asset management firm with approximately $5.6 billion of assets under management, focused primarily on equity strategies.

•

Other Income — Other income includes revenue from merchant banking activities, which involves proprietary debt or equity investments in late stage private companies, gains and losses from investments in private equity and venture capital funds as well as other firm investments, and income associated with the forfeiture of stock-based compensation.

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

Financial Information about Geographic Areas

We operate predominantly in the United States. We also provide investment banking, research, and sales and trading services to selected companies in international jurisdictions in Asia and Europe. We have offices in Hong Kong and Shanghai that operate under the name Piper Jaffray Asia. Piper Jaffray Ltd. is our subsidiary domiciled in London, England. Net revenues derived from international operations were $33.0 million, $63.9 million, and $41.0 million for the years ended December 31, 2011, 2010, and 2009, respectively. Long-lived assets attributable to foreign operations were $3.3 million and $13.9 million at December 31, 2011 and 2010, respectively.

Competition

Our business is subject to intense competition driven by large Wall Street and international firms operating independently or as part of a large commercial banking institution. We also compete with regional broker dealers, boutique and niche-specialty firms, asset management firms and alternative trading systems that effect securities transactions through various electronic media. Competition is based on a variety of factors, including price, quality of advice and service, reputation, product selection, transaction execution, financial resources and investment performance. Many of our large competitors have greater financial resources than we have and may have more flexibility to offer a broader set of products and services than we can.

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

Seasonality

Our equities trading business typically experiences a mild slowdown during the late summer months. In addition, equity underwriting transactions in Asia are typically weighted to the second half of the year.

Employees

As of February 17, 2012, we had approximately 1,014 employees, of whom approximately 577 were registered with the Financial Industry Regulatory Authority (“FINRA”).

Regulation

As a participant in the financial services industry, our business is regulated by U.S. federal and state regulatory agencies, self-regulatory organizations (“SROs”) and securities exchanges, and by foreign governmental agencies, financial regulatory bodies and securities exchanges. We are subject to complex and extensive regulation of most aspects of our business, including the manner in which securities transactions are effected, net capital requirements, recordkeeping and reporting procedures, relationships and conflicts with customers, the handling of cash and margin accounts, conduct, experience and training requirements for certain employees, and the manner in which we prevent and detect bribery money-laundering activities. The regulatory framework of the financial services industry is designed primarily to safeguard the integrity of the capital markets and to protect customers, not creditors or shareholders.

The laws, rules and regulations comprising this regulatory framework can (and do) change frequently, as can the interpretation and enforcement of existing laws, rules and regulations. Recent conditions in the global financial markets and economy caused legislators and regulators to increase their focus on the financial services industry, which resulted in the adoption of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) in 2010. Dodd-Frank significantly restructures and intensifies regulation in the financial services industry, with provisions that include, among other things, the creation of a new systemic risk oversight body, a limitation on proprietary trading and investment by certain bank holding companies, expansion of the authority of existing regulators, increased regulation of and restrictions on OTC derivatives markets and transactions, broadening of the reporting and regulation of executive compensation, and expansion of the standards for market participants in dealing with clients and customers. Also, conditions in the global financial markets have caused regulatory agencies to increase their examination, enforcement and rule-making activity, which we expect to continue in the coming years. Both Dodd-Frank and the intensified regulatory environment will likely alter certain business practices and change the competitive landscape of the financial services industry, which may have an adverse effect on our business, financial condition and results of operations.

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

We operate three entities licensed and regulated by the Hong Kong Securities and Futures Commission: Piper Jaffray Asia Limited, Piper Jaffray Asia Securities Limited and Piper Jaffray Asia Futures Limited. Each of these entities is registered under the laws of Hong Kong and subject to the Securities and Futures Ordinance and related rules regarding, among other things, capital adequacy, customer protection and business conduct.

Piper Jaffray Ltd., our U.K. subsidiary, is registered under the laws of England and Wales and is authorized and regulated by the U.K. Financial Services Authority. As a result, Piper Jaffray Ltd. is subject to regulations regarding, among other things, capital adequacy, customer protection and business conduct.

Each of the entities identified above also is subject to anti-money laundering regulations. Piper Jaffray & Co. is subject to the USA PATRIOT Act of 2001, which contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations requiring us to implement standards for verifying client identification at account opening, monitoring client transactions and reporting suspicious activity. Piper Jaffray Ltd. and our Piper Jaffray Asia entities are subject to similar anti-money laundering laws and regulations promulgated in the United Kingdom and Hong Kong, respectively. We are also subject to the U.S. Foreign Corrupt Practices Act as well as other anti-bribery laws in the jurisdictions in which we operate. These laws generally prohibit companies and their intermediaries from engaging in bribery or making other improper payments to foreign officials for the purpose of obtaining or retaining business or gaining an unfair business advantage.

Our asset management subsidiaries, ARI, Fiduciary Asset Management, Inc. (“FAMCO”), and Piper Jaffray Investment Management LLC are registered as investment advisers with the SEC and subject to regulation and oversight by the SEC. These requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between advisor and advisory clients, as well as general anti-fraud prohibitions. Certain investment funds that we manage are registered investment companies under the Investment Company Act, as amended. Those funds and entities that serve as the funds’ investment advisors are subject to the Investment Company Act and the rules and regulations of the SEC, which regulate the relationship between a registered investment company and its investment advisor and prohibit or severely restrict principal transactions or joint transactions, among other requirements. ARI and FAMCO are also authorized by the Irish Financial Services Regulatory Authority as an investment advisor in Ireland and cleared by the Luxembourg Commission de Surviellance du Secteur Financier as a manager to Luxembourg funds.

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

Executive Officers

Information regarding our executive officers and their ages as of February 17, 2012, are as follows:

Name	Age	Position(s)
Andrew S. Duff	54	Chairman and Chief Executive Officer
Chad R. Abraham	43	Co-Head of Global Investment Banking
James L. Chosy	48	General Counsel and Secretary
Frank E. Fairman	54	Head of Public Finance
R. Todd Firebaugh	49	Co-Head of Public Finance and Fixed Income
R. Scott LaRue	51	Co-Head of Global Investment Banking
Brien M. O’Brien	55	Head of Asset Management
Robert W. Peterson	44	Global Head of Equities
Debbra L. Schoneman	43	Chief Financial Officer
M. Brad Winges	44	Head of Fixed Income Services

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

Chad R. Abraham is our co-head of global investment banking and capital markets, a position he has held since October 2010. Prior to his current role, he served as head of equity capital markets since November 2005. Mr. Abraham joined Piper Jaffray in 1991.

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

R. Todd Firebaugh is our co-head of public finance and fixed income, and has served in this role since November 2010. Prior to his current role, he had served as chief administrative officer since November 2004. Mr. Firebaugh joined Piper Jaffray as head of planning and communications in December 2003.

R. Scott LaRue is our co-head of global investment banking and capital markets, a position he has held since October 2010. He had previously served as global co-head of consumer investment banking since February 2010, after having served as co-head of consumer investment banking since August 2004. He has been with Piper Jaffray since 2003.

Brien M. O’Brien is our head of asset management. He has served in this role since joining Piper Jaffray in March 2010 following the acquisition of Advisory Research, Inc., an asset management firm based in Chicago, Illinois. From 1996 until joining Piper Jaffray, he was chairman and chief executive officer of Advisory Research.

Robert W. Peterson is the global head of our equities business, a position he has held since January 2010. From August 2006 until December 2009, he was head of our equities business, and served as head of our private client services business from April 2005. Prior to that, he served as head of investment research from April 2003 through March 2005. Mr. Peterson joined Piper Jaffray in 1993.

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

Economic and market conditions have had, and will continue to have, a direct and material impact on our results of operations and financial condition because performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity. For example:

•

Our equities investment banking revenue, in the form of underwriting, placement and financial advisory fees is directly related to global macroeconomic conditions and corresponding financial market activity. During the second half of 2011, the escalation of the sovereign debt crisis in Europe, the credit rating downgrade by S&P of U.S. debt, and continued sluggishness in the U.S. economy led to broad-based market declines and volatility that negatively impacted capital-raising across global markets. A significant component of our investment banking revenues are derived from initial public offerings of middle-market companies in growth sectors, and the market declines and volatility meaningfully reduced this capital-raising activity. This was particularly true for our Asia operations, where initial public offerings constitute a large percentage our revenues and underwriting activity tends to be weighted to the second half of the year. The reduction in the number and size of transactions caused equities investment banking revenue to materially decline in the third and fourth quarters, negatively impacting our results of operations. If these market dynamics continue or reoccur in 2012, there would likely be a similar impact on our equities investment banking business.

•

In 2011, interest rates remained at historically low levels as the uncertain U.S. economic recovery and European sovereign debt crisis drove U.S. Treasury yields lower. This interest rate environment, coupled with increased volatility, led to widening credit spreads that negatively impacted our fixed income institutional business as investors reduced activity and shifted to shorter-duration fixed income securities. Also, in the second half of the year, the increased volatility and widening spreads lowered the value of our fixed income securities inventories and returns from our municipal strategic trading, as our hedging strategies were unable to entirely offset the volatility. For 2012, we expect interest rates to remain very low as the Federal Reserve continues its ongoing effort to lower longer-term interest rates to stimulate growth. Interest rate volatility (especially if the changes are rapid or severe) and widening of credit spreads could negatively impact our fixed income institutional business during 2012.

•

In 2011, our public finance investment banking business was negatively impacted by a significant industry-wide decline in municipal underwriting activity, stemming from uncertainties over municipal-issuer credit quality and fiscal budgets. We expect state and local governments to continue to struggle with budget pressures in 2012, though perhaps not as severe as 2011, which could have a negative impact on the volume and size of municipal transactions. The low interest rate environment also impacts our public finance investment banking business in the form of increased competition from traditional lenders, who are able to offer taxable products at rates competitive with our tax-exempt underwritten products. A reduction in the number of completed transactions and/or the size of these transactions would reduce operating results for public finance investment banking.

•

The challenging equity market conditions and volatility in the second half of 2011 negatively impacted our asset management business. The steep stock market declines, particularly in the third quarter, reduced asset valuations and, as a result, assets under management. Revenues are primarily derived from management fees paid on assets under management, so the market declines reduced the revenues associated with this business. Also, market declines and increased volatility may increase outflows of assets under management, or reduce inflows of new assets under management, which would adversely impact this business.

It is difficult to predict the market conditions for 2012, which are dependent in large part upon the pace and sustainability of the global economic recovery. Our smaller scale and the cyclical nature of the economy and this industry leads to volatility in our financial results, including our operating margins, compensation ratios and revenue and expense levels. Our financial performance may be limited by the fixed nature of certain expenses, the impact from unanticipated losses or expenses during the year, and the inability to scale back costs in a timeframe to match decreases in revenue-related changes in market and economic conditions. As a result, our financial results may vary significantly from quarter-to-quarter and year-to-year.

Developments in specific sectors of the global economy have in the past adversely affected, and may in the future adversely affect, our business and profitability.

Our results for a particular period may be disproportionately impacted by declines in specific sectors of the global economy, or for certain products within the financial services industry, due to our business mix and focus areas. For example:

•

The sluggish economic recovery has had a significant negative impact on economic and market conditions in Europe and Asia, which impacted our international operations. In 2010, we restructured our European operations to reduce costs and narrow product offerings, and this business returned to profitability in 2011. However, our Asia operations were significantly challenged in 2011 through a reduction in U.S.-listed initial public offerings for China-based companies, compounded by the global economic uncertainties in the second half of 2011. A meaningful component of our Asia operations consists of listing China-based companies on U.S. exchanges, and the market for these transactions declined significantly following concerns surrounding the integrity of financial statements of China-based issuers. The volatility that arose in the second half of the year reduced underwriting activity more broadly, and transactions in Asia are typically weighted to the second half of the year. As a result, net revenues from Asia were reduced from $42.3 million in 2010 to $16.6 million in 2011, negatively impacting our equities investment banking results of operations more broadly. We expect continued challenges for our Asia operations into 2012 as concerns of issuer-quality remain and capital markets activity continues to be muted, which may disproportionately impact our results of operations.

•

Our fixed income institutional business derives its revenue primarily from sales and trading activity in the municipal market and to a lesser extent from products within the taxable market, including structured mortgage and aircraft, hybrid preferreds and government agency products. During 2011, we experienced a less favorable trading environment in the second half of the year as increased market volatility widened credit spreads and customer activity declined. In particular, our municipal strategic trading activities — a significant contributor to our fixed income institutional business — experienced reduced returns in the second half of 2011 as widened credit spreads and increased volatility moderated our results. Volatility in the municipal markets could negatively impact this business and our results of operations, potentially materially. Also, our operating results for our fixed income institutional business may not correlate with the results of other firms or the fixed income market generally because we do not participate in significant segments of the fixed income markets (e.g., credit default swaps, interest rate products and currencies and commodities).

•

Similar to our fixed income institutional business, our public finance investment banking business depends heavily upon conditions in the municipal market. Our ability to effect investment banking transactions in the state and local government sectors has been, and will continue to be, challenged by concerns over debt levels for municipal issuers and fiscal budgets. Our public finance business focuses on investment banking activity in sectors that include state and local government, higher education, housing, healthcare, and hospitality sectors, with an emphasis on transactions with a par value of $500 million or less. Challenging market conditions for these sectors that are disproportionately worse than those impacting the broader economy or municipal markets generally may adversely impact our business. As an example, we have historically participated in the market for non-investment grade or non-rated public finance investment banking transactions, and this market continues to experience a slow recovery following the credit crisis of 2008. Lastly, our public finance business could be materially adversely affected by the enactment of any legislation similar to that recently proposed by the U.S. President and U.S. Senate that would alter the financing alternatives available to municipalities through the elimination or reduction of tax-exempt bonds.

•

Our equity investment banking business focuses on specific sectors, specifically business and financial services, clean technology and renewables, consumer, healthcare, industrial growth, and technology, media and telecommunications. Volatility or uncertainty in the business environment for these sectors, including but not limited to challenging market conditions for these sectors that are disproportionately worse than those impacting the economy and markets generally or downturns in these sectors that are independent of general economic and market conditions, may adversely affect our business. Further, we may not participate or may participate to a lesser degree than other firms in sectors that experience significant activity, such as depository financial institutions, energy and mining, and industrials, and our operating results many not correlate with the results of other firms which participate in these sectors.

•

Our equities institutional brokerage business depends upon trading activity to generate revenue in the form of client commissions, and the level of this activity may vary based on economic and market conditions. In times of increased market volatility, similar to that experienced in the second half of 2011, we may experience reduced customer activity as investors remain cautious. Also, market stress and volatility may reduce the size of our customer base as hedge funds cease operations, which we experienced during 2011, having a negative impact on the results of operations for this business.

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

To the extent we conduct business outside the United States, for example in Asia and to a lesser extent Europe, we are subject to risks including, without limitation, the risk that we will be unable to provide effective operational support to these business activities, the risk of non-compliance with foreign laws and regulations, and the general economic and political conditions in countries where we conduct business, which may differ significantly from those in the United States. Our Asia operations were significantly challenged in 2011 through a reduction in U.S.-listed initial public offerings for China-based companies, compounded by global economic uncertainties in the second half of 2011. Also, the capital markets in Asia are emerging and less developed than those of the U.S. or Europe and many Asia-based issuer companies seeking to raise capital are less mature than may be the case in the U.S. and may have a higher risk profile, potentially exposing us to greater underwriting and other risk in our global equity capital markets business.

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

The financial services industry remains extremely competitive, and our revenues and profitability will suffer if we are unable to compete effectively. An inability to effectively compete will also have a negative impact on our ability to achieve our strategic priorities, which include significant growth for our public finance, asset management, and corporate advisory businesses. We compete generally on the basis of such factors as quality of advice and service, reputation, price, product selection, transaction execution and financial resources. Pricing and other competitive pressures in investment banking, including the trends toward multiple book runners, co-managers and multiple financial advisors handling transactions, have continued and could adversely affect our revenues.

We remain at a competitive disadvantage given our relatively small size compared to some of our competitors. Large financial services firms have a larger capital base, greater access to capital and greater resources than we have, affording them greater capacity for risk and potential for innovation, an extended geographic reach and flexibility to offer a broader set of products. For example, these firms have used their resources and larger capital base to take advantage of growth in international markets and to support their investment banking business by offering credit products to corporate clients, which is a significant competitive advantage. With respect to our fixed income institutional and public finance investment banking businesses, it is more difficult for us to diversify and differentiate our product set, and our fixed income business mix currently is concentrated in the municipal market and to a lesser extent corporate credits and structured mortgage and aircraft products, potentially with less opportunity for growth than other firms which have grown their fixed income businesses by investing in, developing and offering non-traditional products (e.g., credit default swaps, interest rate products and currencies and commodities).

Legislative and regulatory proposals could significantly curtail the revenue from certain products that we currently provide.

Our public finance investment banking business underwrites debt issuances for government and non-profit clients, primarily on a tax exempt basis. Tax-exempt capital raising allows investors of these securities to exclude the bond interest for federal income tax purposes, resulting in lower interest expense for the issuer as compared to a taxable financing. Policy discussions surrounding the debt and deficits of the federal government have resulted in various proposals to increase revenue, including through restructuring of the federal tax code. For example, the American Jobs Act of 2011 and the Debt Reduction Act of 2011, proposed capping tax-exempt interest for higher-income taxpayers, and the Bipartisan Tax Fairness and Simplification Act, introduced in the

U.S. Senate earlier in the year, proposed the use of tax-credit bonds over tax-exempt bonds, which also could have a negative impact on municipal issuance. The reduction or elimination of the exclusion for tax-exempt bond interest could negatively impact our public finance investment banking business, potentially materially, as clients of this business may engage the services of more traditional lenders.

Another proposal to address current debt and deficit levels is the levying of a sales tax on financial transactions, similar to that currently in place in the United Kingdom and proposed in 2011 for the larger European community. Referred to as a “transactions tax” or “financial transactions tax,” this proposal would tax trading activity in an effort to increase tax receipts. The Let Wall Street Pay for the Restoration of Main Street Act was introduced in the U.S. House of Representatives in 2011, and proposed various tax rates for different types of transactions, including a 0.25% tax on equity transactions. This type of transaction tax could further erode commission revenue, or reduce client volumes, and have a negative effect on our institutional brokerage revenues.

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

Concentration of risk increases the potential for significant losses in our sales and trading, proprietary trading, merchant banking and underwriting businesses. We have committed capital to these businesses, and we may take substantial positions in particular types of securities and/or issuers. This concentration of risk may cause us to suffer losses even when economic and market conditions are generally favorable for our competitors. Further, disruptions in the credit markets can make it difficult to hedge exposures effectively and economically. We also experience concentration of risk in our role as remarketing agent and broker dealer for certain types of municipal securities, including in our role as remarketing agent for approximately $4.8 billion of variable rate demand notes. In an effort to facilitate liquidity, we may (but are not required to) increase our inventory positions in securities, exposing ourselves to greater concentration of risk and potential financial losses from the reduction in value of illiquid positions. Further, inventory positions that benefit from a liquidity provider, such as certain types of variable rate demand notes, may be adversely affected by an event that results in termination of the liquidity provider’s obligation, such as an insolvency or ratings downgrade of the monoline insurer.

In certain instances, we have committed capital and taken substantial positions in particular types of securities and/or issuers. Our results of operations for a given period may be affected by the nature and scope of these activities and such activities will subject us to market fluctuations and volatility that may adversely affect the value of our positions, which could result in a reduction of our revenues and profits.

An inability to readily divest or transfer trading positions may result in financial losses to our business.

Timely divestiture or transfer of our trading positions, including equity, fixed income and other securities positions, can be impaired by decreased trading volume, increased price volatility, rapid changes in interest rates, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions and changes in industry and government regulations. This is true for both customer transactions that we facilitate as well as proprietary trading positions that we maintain. While we hold a security, we are vulnerable to valuation fluctuations and may experience financial losses to the extent the value of the security decreases and we are unable to timely divest, hedge or transfer our trading position in that security. The value may decline as a result of many factors, including issuer-specific, market or geopolitical events. In addition, in times of market uncertainty, the inability to transfer inventory positions may have an impact on our liquidity as funding sources generally decline and we are unable to pledge the underlying security as collateral. Our liquidity may also be impacted if we choose to facilitate liquidity for specific products and voluntarily increase our inventory positions in order to do so, exposing ourselves to greater market risk and potential financial losses from the reduction in value of illiquid positions.

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

The amount and duration of our credit exposures has been volatile over the past several years. This exposes us to the increased risk that third parties who owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Deterioration in the credit quality of securities or obligations we hold could result in losses and adversely affect our ability to rehypothecate or otherwise use those securities or obligations for liquidity purposes. A significant downgrade in the credit ratings of our counterparties could also have a negative impact on our results. Default rates, downgrades and disputes with counterparties as to the valuation of collateral tend to increase in times of market stress and illiquidity. Although we review credit exposures to specific clients and counterparties and to specific industries that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. Also, concerns about, or a default by, one institution generally leads to losses, significant liquidity problems, or defaults by other institutions, which in turn adversely affects our business.

Particular activities or products within our business have exposed us to increasing credit risk, including inventory positions, interest rate swap contracts with customer credit exposure, merchant banking debt investments, counterparty risk with two major financial institutions related to customer interest rate swap contracts without customer credit exposure, investment banking and advisory fee receivables, customer margin accounts, and trading counterparty activities related to settlement and similar activities. With respect to interest rate swap contracts with customer credit exposure, we have credit exposure with six counterparties totaling $35.8 million at December 31, 2011 as part of our matched-book interest rate swap program. A decline in interest rates in 2012 could increase our exposure. For example, a decrease in interest rates would increase the amount that would be payable to us in the event of a termination of the contract, and result in a corresponding increase in the amount that we would owe to our hedging counterparty. If our counterparty is unable to make its payment to us, we would still be obligated to pay our hedging counterparty, resulting in credit losses. With respect to merchant banking investments, we have three debt investments totaling $13.2 million as of December 31, 2011. Non-performance by our counterparties, clients and others, including with respect to our inventory positions, interest rate swap contracts with customer credit exposures and our merchant banking debt investments could result in losses, potentially material, and thus have a significant adverse effect on our business and results of operations.

An inability to access capital readily or on terms favorable to us could impair our ability to fund operations and could jeopardize our financial condition and results of operations.

Liquidity, or ready access to funds, is essential to our business. Several large financial institutions failed or merged with others during the credit crisis following significant declines in asset values in securities held by these institutions, and, during 2011, a financial institution failed due to liquidity issues related to the European sovereign debt crisis. To fund our business, we maintain a cash position and rely on bank financing as well as other funding sources such as the repurchase markets. The majority of our bank financing consists of uncommitted credit lines, which could become unavailable to us on relatively short notice. Our committed facilities include a $250 million credit facility that was renewed for the third consecutive year as well as a new three-year credit facility entered into at the end of 2010. The three-year facility refinanced $120 million of unsecured variable rate senior notes related to the acquisition of ARI, and consists of term loans in the aggregate amount of $90 million and a $50 million revolving credit facility that the Company may draw upon at its discretion. In addition to our committed credit facility and in order to diversify our short-term funding needs, we also continue to maintain our $300 million commercial paper program.

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

In the future, we may need to incur debt or issue equity in order to fund our working capital requirements, as well as to execute our growth initiatives that may include acquisitions and other investments. For example, we issued $120 million of unsecured variable rate senior notes to help fund the acquisition of ARI, which was refinanced with the three-year credit facility as described above. Similarly, our access to funding sources may be contingent upon terms and conditions that may limit or restrict our business activities and growth initiatives. For example, the three-year credit facility includes covenants that, among other things, limit our leverage ratio, require maintenance of certain levels of cash and regulatory net capital, require our asset management segment to achieve minimum earnings before interest, taxes, depreciation and amortization, and impose certain limitations on our ability to make acquisitions and to repurchase or pay dividends on our capital stock.

Lastly, we currently do not have a credit rating, which could adversely affect our liquidity and competitive position by increasing our borrowing costs and limiting access to sources of liquidity that require a credit rating as a condition to providing funds.

We have experienced volume declines and pricing pressures in our institutional sales and trading business, which may impair our revenues and profitability.

In recent years, we have experienced volume declines and pricing pressures within our institutional sales and trading business. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to increased price competition and decreased trading margins in certain instances. In the equity market, volumes have declined and institutional clients increasingly limit the number of trading partners with whom they conduct business. The increased use of electronic and direct market access trading has caused additional downward competitive pressure on trading margins, and the trend toward using alternative trading systems continues to grow. These market dynamics may result in decreased trading revenue, reduce our participation in the trading markets and our ability to access market information, and lead to the creation of new and stronger competitors. Institutional clients also have pressured financial services firms to alter “soft dollar” practices under which brokerage firms bundle the cost of trade execution with research products and services. Some institutions are entering into arrangements that separate (or “unbundle”) payments for research products or services from sales commissions. These arrangements have increased the competitive pressures on sales commissions and have affected the value our clients place on high-quality research. Additional pressure on sales and trading revenue may impair the profitability of our business. Moreover, our inability to reach agreement regarding the terms of unbundling arrangements with institutional clients who are actively seeking such arrangements could result in the loss of those clients, which would likely reduce our institutional commissions. We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including by reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins.

The volume of anticipated investment banking transactions may differ from actual results.

The completion of anticipated investment banking transactions in our pipeline is uncertain and partially beyond our control, and our investment banking revenue is typically earned only upon the successful completion of a transaction. In most cases, we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client’s or counterparty’s business. If parties fail to complete a transaction on which we are advising or an offering in which we are participating, we earn little or no revenue from the transaction and may have incurred significant expenses (for example, travel and legal expenses) associated with the transaction. Accordingly, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties, and the number of engagements we have at any given time (and any characterization or description of our deal pipelines) is subject to change and may not necessarily result in future revenues.

Financing and advisory services engagements are singular in nature and do not generally provide for subsequent engagements.

Even though we work to represent our clients at every stage of their lifecycle, we are typically retained on a short-term, engagement-by-engagement basis in connection with specific capital markets or mergers and acquisitions transactions. In particular, our revenues related to acquisition and disposition transactions tend to be highly volatile and unpredictable (or “lumpy”) from quarter to quarter due to the one-time nature of the transaction and the size of the fee. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any subsequent period. If we are unable to generate a substantial number of new engagements and generate fees from the successful completion of those transactions, our business and results of operations will likely be adversely affected.

Our underwriting and market-making activities may place our capital at risk.

We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we purchased as an underwriter at the anticipated price levels. As an underwriter, we also are subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite. Further, even though underwriting agreements with issuing companies typically include a right to indemnification in favor of the underwriter for these offerings to cover potential liability from any material misstatements or omissions, indemnification may be unavailable or insufficient in certain circumstances, for example if the issuing company has become insolvent. As discussed above, these underwriting-related risks may be greater with respect to our business in Asia because the Asian capital markets are emerging and generally less developed than those of the U.S. or Europe and many Asia-based issuer companies seeking to raise capital are less mature than may be the case in the U.S. or Europe and may have a higher risk profile. Additionally, indemnification and other contractual obligations of Asia-based companies may offer less protection to underwriters than they do for U.S. companies; Asia-based companies may have no assets in the U.S. upon which collection could be made, and a legal judgment obtained in the U.S. (for example related to an indemnification obligation) may be unenforceable in Asia. As a market maker, we may own large positions in specific securities, and these undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if our holdings were more diversified.

Asset management revenue may vary based on investment performance and market and economic factors.

We have grown our asset management business in recent years, including most recently with the acquisition of ARI. As our revenues and pre-tax income contributions from this business increase, the risks associated with the asset management business relative to our overall operations also increase. Assets under management are a significant driver of this business, as revenues are primarily derived from management fees paid on the assets under management. Our ability to maintain or increase assets under management is subject to a number of factors, including investors’ perception of our past performance, market or economic conditions, competition from other fund managers and our ability to negotiate terms with major investors.

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

To the extent our future investment performance is perceived to be poor in either relative or absolute terms, our asset management revenues will likely be reduced and our ability to attract new funds will likely be impaired. Even when market conditions are generally favorable, our investment performance may be adversely affected by our investment style and the particular investments that we make. Further, as the size and number of investment funds, including exchange-traded funds, hedge funds and private equity funds increases, it is possible that it will become increasingly difficult for us to raise capital for new investment funds or price competition may mean that we are unable to maintain our current fee structures.

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

We make various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring fair value of certain financial instruments, accounting for goodwill and intangible assets, establishing provisions for potential losses that may arise from litigation, and regulatory proceedings and tax examinations. Estimates are based on available information and judgment. Therefore, actual results could differ from our estimates and that difference could have a material effect on our consolidated financial statements. During 2011, the Company’s common stock, like others’ in the industry, traded at historically low levels relative to book value, which placed significant pressure on goodwill impairment tests, as market capitalization is a key determinant of possible impairment. As a result, we incurred a non-recurring, non-cash charge of $120.3 million in the fourth quarter for the impairment of goodwill related to our capital markets business. (This amount represented 100 percent of the goodwill related to the capital markets segment on the Company’s balance sheet.) If market conditions deteriorated further in 2012, we could experience additional impairment charges related to the Company’s asset management segment, which could materially adversely affect our results of operations.

Certain financial instruments, including trading securities owned, trading securities owned and pledged as collateral, and trading securities sold but not yet purchased, are recorded at fair value, and unrealized gains and losses related to these financial instruments are reflected on our consolidated statements of operations. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Difficult market environments, such as those experienced in 2008, may cause transferable instruments to become substantially more illiquid and difficult to value, increasing the use of valuation models. We also expect valuation to be increasingly influenced by external market and other factors, including issuer specific credit deteriorations and deferral and default rates, rating agency actions, and the prices at which observable market transactions occur. Our future results of operations and financial condition may be adversely affected by the valuation adjustments that we apply to these financial instruments.

Our business is subject to extensive regulation in the jurisdictions in which we operate, and a significant regulatory action against our company may have a material adverse financial effect or cause significant reputational harm to our company.

As a participant in the financial services industry, we are subject to complex and extensive regulation of many aspects of our business by U.S. federal and state regulatory agencies, self-regulatory organizations (including securities exchanges) and by foreign governmental agencies, regulatory bodies and securities exchanges. Specifically, our operating subsidiaries include broker dealer and related securities entities organized in the United States, the United Kingdom and the Hong Kong Special Administrative Region of the People’s Republic of China (“PRC”). Each of these entities is registered or licensed with the applicable local securities regulator and is a member of or participant in one or more local securities exchanges and is subject to all of the applicable rules and regulations promulgated by those authorities. We maintain a representative office in the PRC, and this office is registered with the PRC securities regulator and subject to applicable rules and regulations of the PRC. In addition, our asset management subsidiaries, ARI, FAMCO and Piper Jaffray Investment Management LLC, are registered as investment advisers with the SEC and subject to the regulation and oversight by the SEC.

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

We face significant legal risks in our businesses. These risks include potential liability under securities laws and regulations in connection with our capital markets, asset management and other businesses. The volume and amount of damages claimed in litigation, arbitrations, regulatory enforcement actions and other adversarial proceedings against financial services firms have increased in recent years. Our experience has been that adversarial proceedings against financial services firms typically increase during and following a market downturn. We also are subject to claims from disputes with our employees and our former employees under various circumstances. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time, making the amount of legal reserves related to these legal liabilities difficult to determine and subject to future revision. Legal or regulatory matters involving our directors, officers or employees in their individual capacities also may create exposure for us because we may be obligated or may choose to indemnify the affected individuals against liabilities and expenses they incur in connection with such matters to the extent permitted under applicable law. In addition, like other financial services companies, we may face the possibility of employee fraud or misconduct. The precautions we take to prevent and detect this activity may not be effective in all cases and there can be no assurance that we will be able to deter or prevent fraud or misconduct. Exposures from and expenses incurred related to any of the foregoing actions or proceedings could have a negative impact on our results of operations and financial condition. In addition, future results of operations could be adversely affected if reserves relating to these legal liabilities are required to be increased or legal proceedings are resolved in excess of established reserves.

We may make strategic acquisitions and minority investments, engage in joint ventures or divest or exit existing businesses, which could cause us to incur unforeseen expenses and have disruptive effects on our business but may not yield the benefits we expect.

We expect to grow in part through corporate development activities that may include acquisitions, joint ventures and minority investment stakes. For example, we expanded our existing asset management business in March 2010 with the acquisition of ARI, a Chicago-based asset management firm. Previously, we expanded our business into Asia through the acquisition of Goldbond Capital Holdings Ltd., and into asset management through the acquisition of FAMCO. These corporate development activities, and our future corporate development activities, are accompanied by a number of risks. Costs or difficulties relating to a transaction, including integration of products, employees, technology systems, accounting systems and management controls, may be difficult to predict accurately and be greater than expected causing our estimates to differ from actual results. We may be unable to retain key personnel after the transaction, and the transaction may impair relationships with customers and business partners. Also, our share price could decline after we announce or complete a transaction if investors view the transaction as too costly or unlikely to improve our competitive position. Longer-term, these activities require increased investment in management personnel, financial and management systems and controls and facilities, which, in the absence of continued revenue growth, would cause our operating margins to decline. More generally, any difficulties that we experience could disrupt our ongoing business, increase our expenses and adversely affect our operating results and financial condition. We also may be unable to achieve anticipated benefits and synergies from the transaction as fully as expected or within the expected time frame. Divestitures or elimination of existing businesses or products could have similar effects. For example, in 2010 we restructured our European operations and exited the origination and distribution of European securities, incurring a pre-tax restructuring charge of $10.9 million.

To the extent that we pursue corporate development activities outside of the United States, including acquisitions, joint ventures and minority investment stakes, we will be subject to political, economic, legal, operational and other risks that are inherent in operating in a foreign country. These risks include possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities. If we further invest in our Asia-based business, particularly China, this expansion will increase our exposure to these risks. In addition, the laws and regulations applicable to the securities and financial services industries in many countries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws in a particular foreign market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. We are also subject to the enhanced risk that transactions we structure (for example, joint ventures) might not be legally enforceable in the relevant jurisdictions.

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

We typically transact thousands of securities trades on a daily basis across multiple markets. Our data and transaction processing, custody, financial, accounting and other technology and operating systems are essential to this task. A system malfunction (due to hardware failure, capacity overload, security incident, data corruption, etc.) or mistake made relating to the processing of transactions could result in financial loss, liability to clients, regulatory intervention, reputational damage and constraints on our ability to grow. We outsource a substantial portion of our critical data processing activities, including trade processing and back office data processing. For example, we have entered into contracts with Broadridge Financial Solutions, Inc. pursuant to which Broadridge handles our trade and back office processing, and Unisys Corporation, pursuant to which Unisys supports our data center and helpdesk needs. We also contract with third parties for market data services, which constantly broadcast news, quotes, analytics and other relevant information to our employees. We contract with other vendors to produce and mail our customer statements and to provide other services. In the event that any of these service providers fails to adequately perform such services or the relationship between that service provider and us is terminated, we may experience a significant disruption in our operations, including our ability to timely and accurately process transactions or maintain complete and accurate records of those transactions.

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

Secure processing, storage and transmission of confidential and other information in our internal and outsourced computer systems and networks also is critically important to our business. We take protective measures and endeavor to modify them as circumstances warrant. However, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, inadvertent, erroneous or intercepted transmission of information (including by e-mail), and other events that could have an information security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

As of February 17, 2012, we conducted our operations through 32 principal offices in 21 states and in Hong Kong, Shanghai, London and Zurich. All of our offices are leased. Our principal executive office is located at 800 Nicollet Mall, Suite 800, Minneapolis, Minnesota and, as of February 17, 2012, comprises approximately 240,000 square feet of leased space. We have entered into a sublease arrangement with U.S. Bancorp, as lessor, for our offices at 800 Nicollet Mall, the term of which expires on May 29, 2014.

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

Litigation-related expenses include amounts we reserve and/or pay out as legal and regulatory settlements, awards or judgments, and fines. Parties who initiate litigation and arbitration proceedings against us may seek substantial or indeterminate damages, and regulatory investigations can result in substantial fines being imposed on us. We reserve for contingencies related to legal proceedings at the time and to the extent we determine the amount to be probable and reasonably estimable. However, it is inherently difficult to predict accurately the timing and outcome of legal proceedings, including the amounts of any settlements, judgments or fines. We assess each proceeding based on its particular facts, our outside advisors’ and our past experience with similar matters, and expectations regarding the current legal and regulatory environment and other external developments that might affect the outcome of a particular proceeding or type of proceeding. Subject to the foregoing and except for the legal proceeding described below, we believe, based on our current knowledge, after appropriate consultation with outside legal counsel and taking into account our established reserves, that pending legal actions, investigations and regulatory proceedings, will be resolved with no material adverse effect on our consolidated financial condition, results of operations or cash flows. However, there can be no assurance that our assessments will reflect the ultimate outcome of pending proceedings, and the outcome of any particular matter may be material to our operating results for any particular period, depending, in part, on the operating results for that period and the amount of established reserves. We generally have denied, or believe that we have meritorious defenses and will deny, liability in all significant cases currently pending against us, and we intend to vigorously defend such actions.

Municipal Derivatives Investigations and Litigation

The U.S. Department of Justice (“DOJ”), Antitrust Division, the SEC and various state attorneys general are conducting broad investigations of numerous firms, including Piper Jaffray, for possible antitrust and securities violations in connection with the bidding or sale of guaranteed investment contracts and derivatives to municipal issuers from the early 1990s to date. These investigations commenced in November 2006, and approximately five years ago we received and responded to various subpoenas and requests for information. In December 2007, the DOJ notified one of our employees, whose employment subsequently was terminated, that he is regarded as a target of the investigation. In addition, several class action complaints have been brought on behalf of a purported class of state, local and municipal government entities that purchased municipal derivatives directly from one of the defendants or through a broker, from January 1, 1992, to the present. The complaints, which have been consolidated in In re Municipal Derivatives Antitrust Litigation, MDL No. 1950 (Master Docket No. 08-2516), allege antitrust violations and are pending in the U.S. District Court for the Southern District of New York under the multi-district litigation rules. The complaints seek unspecified treble damages under the Sherman Act. Several California municipalities also have brought separate class action complaints in California federal court, and approximately 18 California municipalities have filed individual lawsuits that are not as part of class actions, all of which have since been transferred to the Southern District of New York and consolidated for pretrial purposes. All three sets of complaints assert similar claims under federal (and for the California plaintiffs, state) antitrust claims.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange under the symbol “PJC.” The following table contains historical quarterly price information for the years ended December 31, 2011 and 2010. On February 17, 2012, the last reported sale price of our common stock was $23.85.

2011 Fiscal Year	High	Low
First Quarter	$43.54	$35.68
Second Quarter	42.17	27.96
Third Quarter	32.00	17.93
Fourth Quarter	21.95	16.99

2010 Fiscal Year	High	Low
First Quarter	$51.92	$40.30
Second Quarter	43.83	31.36
Third Quarter	32.04	27.07
Fourth Quarter	35.60	28.59

Shareholders

We had 18,349 shareholders of record and approximately 36,939 beneficial owners of our common stock as of February 17, 2012.

Dividends

We do not intend to pay cash dividends on our common stock for the foreseeable future. Our board of directors is free to change our dividend policy at any time. Restrictions on our U.S. broker dealer subsidiary’s ability to pay dividends are described in Note 26 to the consolidated financial statements. Also, we entered into a bank syndicated credit agreement, as described in Note 16 to the consolidated financial statements, and it includes a restrictive covenant that restricts our ability to pay cash dividends.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended December 31, 2011.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Month #1
(October 1, 2011 to October 31, 2011)	69,554	(2)	$21.51	68,833	$56 million
Month #2
(November 1, 2011 to November 30, 2011)	236,455	(3)	$20.08	224,996	$51 million
Month #3
(December 1, 2011 to December 31, 2011)	235	(4)	$22.91	—	$51 million

Total	306,244		$20.40	293,829	$51 million

(1)	On July 28, 2010, we announced that our board of directors had authorized the repurchase of up to $75 million of common stock through September 30, 2012.
(2)

Consists of 68,833 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price per share of $21.51, and 721 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $20.96.

(3)

Consists of 224,996 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price per share of $20.06, and 11,459 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $20.46.

(4)	Consists of shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock.

In addition, a third-party trustee makes open market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.

Stock Performance Graph

The following graph compares the performance of an investment in our common stock from December 31, 2006 through December 31, 2011, with the S&P 500 Index and the S&P 500 Diversified Financials Index. The graph assumes $100 was invested on December 31, 2006, in each of our common stock, the S&P 500 Index and the S&P 500 Diversified Financials Index and that all dividends were reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

FIVE YEAR TOTAL RETURN FOR PIPER JAFFRAY COMMON STOCK, THE S&P 500 INDEX

AND THE S&P DIVERSIFIED FINANCIALS INDEX

Company/Index	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Piper Jaffray Companies	100	71.10	61.03	77.68	53.74	31.01
S&P 500 Index	100	105.49	66.46	84.05	96.71	98.76
S&P 500 Diversified Financials	100	81.39	33.68	43.91	46.14	32.28

ITEM 6.    SELECTED FINANCIAL DATA.

The following table presents our selected consolidated financial data for the periods and dates indicated. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	For the year ended December 31,
(Dollars and shares in thousands, except per share data)	2011		2010	2009	2008		2007
Revenues:
Investment banking	$210,254		$266,386	$207,701	$159,747		$302,428
Institutional brokerage	142,308		167,954	221,117	117,201		151,464
Asset management	69,889		66,827	14,681	16,969		6,446
Interest	55,595		51,851	40,651	50,377		60,873
Other income	11,656		12,043	2,731	2,639		6,856

Total revenues	489,702		565,061	486,881	346,933		528,067
Interest expense	31,577		34,987	18,091	20,536		23,689

Net revenues	458,125		530,074	468,790	326,397		504,378

Non-interest expenses:
Compensation and benefits	288,129		315,203	281,277	249,438		329,811
Restructuring-related expenses	—		10,863	3,572	17,865		—
Goodwill impairment	120,298		—	—	130,500		—
Other	139,379		146,724	127,329	153,470		143,924

Total non-interest expenses	547,806		472,790	412,178	551,273		473,735

Income/(loss) from continuing operations before income tax expense/(benefit)	(89,681)		57,284	56,612	(224,876)		30,643
Income tax expense/(benefit)	10,876		33,354	26,183	(40,133)		5,790

Net income/(loss) from continuing operations	(100,557)		23,930	30,429	(184,743)		24,853

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	—		—	—	499		(2,696)

Net income/(loss)	(100,557)		23,930	30,429	(184,244)		22,157

Net income/(loss) applicable to noncontrolling interests	1,463		(432)	60	(1,269)		214

Net income/(loss) applicable to Piper Jaffray Companies	$(102,020)		$24,362	$30,369	$(182,975)		$21,943

Net income/(loss) applicable to Piper Jaffray Companies’ common shareholders	$(102,020	)(1)	$18,929	$24,888	$(182,975	)(1)	$19,827

Earnings/(loss) per basic common share
Income/(loss) from continuing operations	$(6.51)		$1.23	$1.56	$(11.59)		$1.35
Income/(loss) from discontinued operations	—		—	—	0.03		(0.15)

Earnings/(loss) per basic common share	$(6.51)		$1.23	$1.56	$(11.55)		$1.20

Earnings/(loss) per diluted common share
Income/(loss) from continuing operations	$(6.51)		$1.23	$1.55	$(11.59)		$1.34
Income/(loss) from discontinued operations	—		—	—	0.03		(0.15)

Earnings/(loss) per diluted common share	$(6.51	)(2)	$1.23	$1.55	$(11.55	)(2)	$1.20

Weighted average number of common shares
Basic	15,672		15,348	15,952	15,837		16,474
Diluted	15,672	(2)	15,378	16,007	15,837	(2)	16,578
Other data
Total assets	$1,655,721		$2,033,787	$1,703,330	$1,320,158		$1,759,986
Long-term debt	$115,000		$125,000	$—	$—		$—
Total common shareholders’ equity	$718,391		$813,312	$778,616	$747,979		$895,147
Total employees	1,011		1,031	1,039	1,038		1,082

(1)	No allocation of income was made due to loss position.

(2)	Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the accompanying audited consolidated financial statements and related notes and exhibits included elsewhere in this report. Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward looking statements include, among other things, statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under “Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2011 and in our subsequent reports filed with the SEC. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under “External Factors Impacting Our Business” as well as the factors identified under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as updated in our subsequent reports filed with the SEC. These reports are available at our Web site at www.piperjaffray.com and at the SEC Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

Explanation of Non-GAAP Financial Measures

We have included financial measures that are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These non-GAAP financial measures exclude the effects of a goodwill impairment charge recognized in 2011 and affect the following financial measure disclosures: net income/loss applicable to Piper Jaffray Companies, earnings per diluted common share, non-interest expenses, pre-tax income/loss, Capital Markets pre-tax operating income/loss and Capital Markets pre-tax operating margin. These non-GAAP measures should not be considered a substitute for measures of financial performance prepared in accordance with GAAP. These non-GAAP financial measures have been used because management believes they are useful to investors by providing greater transparency and more relevant measures of our operating performance and aid comparison to other periods.

Executive Overview

Our business principally consists of providing investment banking, institutional brokerage, asset management and related financial services to corporations, private equity groups, public entities, non-profit entities and institutional investors in the United States, Asia and Europe. We operate through two reportable business segments:

Capital Markets — The Capital Markets segment provides institutional sales, trading and research services and investment banking services. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government, and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, profits and losses from trading these securities and strategic trading opportunities. Investment banking services include management of and participation in underwritings, merger and acquisition services and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Additionally, Capital Markets revenues are generated through our merchant banking activities, which involve proprietary debt or equity investments in late stage private companies.

Asset Management — The Asset Management segment provides asset management services with product offerings in equity, master limited partnerships (“MLP”) and fixed income securities (including a private municipal fund) to institutions and high net worth individuals through proprietary distribution channels. Revenues are generated in the form of management fees and performance fees. The majority of our performance fees, if earned, are generally recognized in the fourth quarter. Revenues are also generated through investments in the private funds or partnerships and registered funds that we manage. As part of our growth strategy, we expanded our asset management business in 2010 through the acquisition of Advisory Research, Inc. (“ARI”), a Chicago-based asset management firm. The transaction closed on March 1, 2010. For more information on our acquisition of ARI, see Note 4 of the accompanying consolidated financial statements included in this report.

Our business is a human capital business. Accordingly, compensation and benefits comprise the largest component of our expenses, and our performance is dependent upon our ability to attract, develop and retain highly skilled employees who are motivated and committed to providing the highest quality of service and guidance to our clients.

Results for the Year Ended December 31, 2011

For the year ended December 31, 2011, we recorded a net loss applicable to Piper Jaffray Companies of $102.0 million, or $6.51 per diluted common share, compared with net income applicable to Piper Jaffray Companies of $24.4 million, or $1.23 per diluted common share, for the prior-year period. The net loss for 2011 included a $118.4 million after-tax non-cash charge for impairment of goodwill related to our Capital Markets reporting unit. A substantial majority of the impaired goodwill originated from the 1998 acquisition of our predecessor by U.S. Bancorp. Excluding this charge, we recorded net income applicable to Piper Jaffray Companies of $16.4(1) million, or $0.86(1) per diluted common share. Net revenues for the year ended December 31, 2011 were $458.1 million, down 13.6 percent from $530.1 million reported in 2010. Decreased revenues from investment banking and institutional brokerage were partially offset by increased asset management revenues driven by a full year of revenues from ARI as well as increased net interest income. For the year ended December 31, 2011, non-interest expenses increased 15.9 percent to $547.8 million, compared to 2010. This increase was due to a $120.3 million pre-tax charge for the impairment of goodwill recorded in the fourth quarter of 2011, offset in part by lower compensation costs resulting from lower operating performance. Additionally, we recorded $10.9 million of restructuring expense in 2010 related to restructuring the firm’s European operations.

(1)	Net income/(loss) applicable to Piper Jaffray Companies and earnings per share

(Amounts in thousands, except per share data)	For the Year Ended December 31, 2011
Net loss applicable to Piper Jaffray Companies	$(102,020)
Adjustment to exclude the goodwill impairment charge, net of income tax	118,448

Net income applicable to Piper Jaffray Companies, excluding the goodwill impairment charge	$16,428

Net income applicable to Piper Jaffray Companies common shareholders, excluding the goodwill impairment charge	$13,411

Diluted earnings per common share, excluding the goodwill impairment charge	$0.86
Weighted average number of common share outstanding — diluted	15,685

Market Data

The following table provides a summary of relevant market data over the past three years.

YEAR ENDED DECEMBER 31,	2011	2010	2009	2011 v 2010	2010 v 2009
Dow Jones Industrials Average a	12,218	11,578	10,428	5.5%	11.0%
NASDAQ a	2,605	2,653	2,269	(1.8)	16.9
NYSE Average Daily Number of Shares Traded (millions of shares)	1,552	1,764	2,181	(12.0)	(19.1)
NASDAQ Average Daily Number of Shares Traded (millions of shares)	2,042	2,192	2,225	(6.8)	(1.5)
Mergers and Acquisitions (number of transactions in U.S.) b	8,539	8,214	8,180	4.0	0.4
Public Equity Offerings (number of transactions in U.S.) c e	663	783	776	(15.3)	0.9
Initial Public Offerings (number of transactions in U.S.) c	138	155	58	(11.0)	167.2
Managed Municipal Underwritings (number of transactions in U.S.) d	10,589	13,828	11,721	(23.4)	18.0
Managed Municipal Underwritings (value of transactions in billions in U.S.) d	$296.7	$433.3	$409.7	(31.5)	5.8
10-Year Treasuries Average Rate	2.79%	3.21%	3.26%	(13.3)	(1.3)
3-Month Treasuries Average Rate	0.05%	0.14%	0.15%	(61.6)	(8.9)

(a)	Data provided is at period end.
(b)	Source: Securities Data Corporation.
(c)	Source: Dealogic (offerings with reported market value greater than $20 million).
(d)	Source: Thomson Financial.
(e)	Number of transactions includes convertible offerings.

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

Outlook for 2012

Uncertain macroeconomic conditions and increased volatility weighed heavily on the capital markets in 2011. Higher volatility in the second half of 2011 created an environment where equity financing activity, particularly initial public offerings, was curtailed in the U.S and Hong Kong. Although certain U.S. economic and market fundamentals appear to be improving, we anticipate that a challenging environment will persist in 2012 due to uncertainties surrounding the pace and sustainability of the global economic recovery, implications of high government deficit levels, concerns about European sovereign debt defaults, and the U.S. national elections. Our Hong Kong operations were particularly hard hit in 2011 as the global macroeconomic challenges, rate of economic growth in China, and certain factors specific to China-based companies severely impacted revenue generation and profitability from our Hong Kong operations. In the fourth quarter of 2011, we took actions to reduce our Asian cost infrastructure; however, we expect our Asian operations to remain challenged in 2012. In 2011, debt financing revenues were negatively impacted by reduced municipal underwriting levels stemming from continued uncertainties over municipal-issuer credit quality and fiscal budgets. We expect the municipal underwriting market to improve during 2012, although remain below historical volumes. Interest rates in 2011 were at historically low levels as the U.S. economic recovery remained sluggish and the European debt crisis remained unresolved. This drove U.S. Treasury yields lower and credit spreads widened, which negatively impacted our fixed income institutional business as we experienced reduced customer activity and investors moved into shorter-term securities. We expect interest rates to remain at relatively low levels in 2012 and that the difficult fixed income environment will continue. Lastly, the volatile market conditions in 2011 created a challenging environment for our asset management business. Our asset management performance in 2012 will continue to be dependent upon equity valuations and our investment performance, which can impact the amount of client inflows and outflows of assets under management.

Based upon our expectation of continued challenging market fundamentals facing certain aspects of our business, we anticipate taking additional actions in 2012 to reduce our cost infrastructure. These actions may result in restructuring-related expenses in 2012, although we cannot presently determine the timing or magnitude of any such expenses; such expenses could be material to our operating results in the period taken depending, in part, on the results for that period.

Restructuring of European Operations

In the fourth quarter of 2010, we restructured our European operations to focus resources on two areas: the distribution of U.S. and Asia securities to European institutional investors and merger and acquisition advisory services. With the narrowed focus, our European operations returned to profitability in 2011.

Results of Operations

Financial Summary

The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

						As a Percentage of Net Revenues For the Year Ended December 31,
	For the Year Ended December 31,
				2011 v2010	2010 v2009
(Amounts in thousands)	2011	2010	2009			2011	2010	2009
Revenues:
Investment banking	$210,254	$266,386	$207,701	(21.1)%	28.3%	45.9%	50.3%	44.3%
Institutional brokerage	142,308	167,954	221,117	(15.3)	(24.0)	31.1	31.7	47.2
Asset management	69,889	66,827	14,681	4.6	355.2	15.3	12.6	3.1
Interest	55,595	51,851	40,651	7.2	27.6	12.1	9.8	8.7
Other income	11,656	12,043	2,731	(3.2)	341.0	2.5	2.2	0.6

Total revenues	489,702	565,061	486,881	(13.3)	16.1	106.9	106.6	103.9
Interest expense	31,577	34,987	18,091	(9.7)	93.4	6.9	6.6	3.9

Net revenues	458,125	530,074	468,790	(13.6)	13.1	100.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	288,129	315,203	281,277	(8.6)	12.1	62.9	59.5	60.0
Occupancy and equipment	32,450	33,597	29,705	(3.4)	13.1	7.1	6.3	6.3
Communications	24,472	24,614	22,682	(0.6)	8.5	5.3	4.6	4.8
Floor brokerage and clearance	9,240	11,626	11,948	(20.5)	(2.7)	2.0	2.2	2.5
Marketing and business development	25,031	23,715	18,969	5.5	25.0	5.5	4.5	4.1
Outside services	29,506	32,120	29,657	(8.1)	8.3	6.4	6.1	6.3
Restructuring-related expense	—	10,863	3,572	(100.0)	204.1	—	2.0	0.8
Goodwill impairment	120,298	—	—	N/M	N/M	26.3	—	—
Intangible asset amortization expense	8,276	7,546	2,456	9.7	207.2	1.8	1.4	0.5
Other operating expenses	10,404	13,506	11,912	(23.0)	13.4	2.3	2.6	2.6

Total non-interest expenses	547,806	472,790	412,178	15.9	14.7	119.6	89.2	87.9

Income/(loss) before income tax expense	(89,681)	57,284	56,612	N/M	1.2	(19.6)	10.8	12.1
Income tax expense	10,876	33,354	26,183	(67.4)%	27.4	2.4	6.3	5.6

Net income/(loss)	(100,557)	23,930	30,429	N/M	(21.4)	(22.0)	4.5	6.5

Net income/(loss) applicable to noncontrolling interests	1,463	(432)	60	N/M	N/M	0.3	(0.1)	0.0

Net income/(loss) applicable to Piper Jaffray Companies	$(102,020)	$24,362	$30,369	N/M	(19.8)%	(22.3)%	4.6%	6.5%

Net income/(loss) applicable to Piper Jaffray Companies’ common shareholders	$(102,020)	$18,929	$24,888	N/M	(23.9)%	(22.3)%	3.6%	5.3%

N/M — Not meaningful

For the year ended December 31, 2011, we recorded a net loss applicable to Piper Jaffray Companies of $102.0 million. Included in this loss is a $118.4 million after-tax charge for the impairment of goodwill related to our Capital Markets reporting unit. Net revenues for the year ended December 31, 2011 were $458.1 million, a 13.6 percent decrease from the year-ago period. In 2011, investment banking revenues were $210.3 million, compared with $266.4 million in 2010. This decline was due to lower equity underwriting and public finance underwriting revenues, as well as decreased advisory services revenues. For the year ended December 31, 2011, institutional brokerage revenues decreased 15.3 percent to $142.3 million, compared with $168.0 million in the prior year, driven by decreased performance in cash equities and taxable fixed income products. In 2011, asset management fees were $69.9 million, compared with $66.8 million in 2010. The increased revenues were driven by a full year of revenue for ARI, which we acquired on March 1, 2010, offset by lower performance fees. Net interest income in 2011 increased 42.4 percent to $24.0 million, compared with $16.9 million in 2010. The increase was primarily the result of higher interest income earned on higher average net inventory balances, particularly related to municipal securities. Other income decreased to $11.7 million in 2011, compared with $12.0 million in the prior year. Non-interest expenses increased to $547.8 million for the year ended December 31, 2011. Excluding the goodwill impairment charge of $120.3 million, non-interest expenses were $427.5 million in 2011, compared with $472.8 million in the corresponding period of the prior year. This decline was driven by a decrease in variable compensation due to lower operating performance and $10.9 million of expense incurred in 2010 to restructure the firm’s European operations.

For the year ended December 31, 2010, we recorded net income applicable to Piper Jaffray Companies of $24.4 million, which included $10.2 million (after-tax) of restructuring charges. Net revenues in 2010 were $530.1 million, a 13.1 percent increase compared to $468.8 million in 2009. In 2010, investment banking revenues increased 28.3 percent to $266.4 million, compared with revenues of $207.7 million in 2009, driven by increased equity financing and advisory services revenues, partially offset by a decline in debt financing revenues. Institutional brokerage revenues decreased 24.0 percent to $168.0 million in 2010, from $221.1 million in 2009, due to a decline in both equity and fixed income trading revenues. For the year ended December 31, 2010, asset management fees were $66.8 million, compared with $14.7 million in 2009. The increased revenues were attributable to the results for ARI, which we acquired on March 1, 2010. In 2010, net interest income decreased 25.2 percent to $16.9 million, compared with $22.6 million in 2009. The decrease was primarily the result of interest expense on the $120 million of variable rate senior notes issued December 31, 2009 to finance a portion of the ARI acquisition. Other income for the year ended December 31, 2010 was $12.0 million, compared with $2.7 million in 2009. The change in other income was attributable to gains recorded on our firm investments and higher income associated with the forfeitures of stock-based compensation. Non-interest expenses increased to $472.8 million in 2010, from $412.2 million in 2009, due to increased compensation and benefits expenses, $10.9 million of restructuring expenses and incremental expenses related to the acquisition of ARI.

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

In 2011, compensation and benefits expenses decreased 8.6 percent to $288.1 million from $315.2 million in 2010. This decrease was due to lower variable compensation costs resulting from reduced net revenues and profitability. Compensation expense in 2010 was reduced by a $5.0 million compensation expense reversal related to a performance-based restricted stock award granted to our leadership team that was no longer expected to be earned. Compensation and benefits expenses as a percentage of net revenues were 62.9 percent for 2011, compared with 59.5 percent for 2010. The higher compensation ratio was primarily driven by the impact of fixed compensation costs on a reduced revenue base and the impact of the compensation expense reversal, which decreased the 2010 compensation rate by 0.9 percent.

Compensation and benefits expenses increased 12.1 percent to $315.2 million in 2010, from $281.3 million in 2009. This increase was due to higher base salaries and additional compensation expense from the acquisition of ARI, partially offset by a $5.0 million reversal of compensation expense associated with a performance-based restricted stock award granted to our leadership team. In the third quarter of 2010, we deemed it improbable that we would meet the performance target of this award, requiring us to reverse the previously recognized compensation expense. Compensation and benefits expenses as a percentage of net revenues were 59.5 percent for 2010, compared with 60.0 percent for 2009. Excluding the $5.0 million reversal of compensation expense, compensation and benefits expenses as a percentage of net revenues were 60.4 percent for 2010.

Occupancy and Equipment — For the year ended December 31, 2011, occupancy and equipment expenses decreased 3.4 percent to $32.5 million, compared with $33.6 million in 2010. The decrease was primarily attributable to lower occupancy costs due to the consolidation of office space in New York City, which occurred in the fourth quarter of 2010.

Occupancy and equipment expenses were $33.6 million in 2010, compared with $29.7 million in 2009. The increase was attributable to incremental occupancy costs as we transitioned to new office space in New York City and Hong Kong.

Communications — Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the year ended December 31, 2011, communication expenses were $24.5 million, essentially flat compared with 2010.

In 2010, communication expenses were $24.6 million, compared with $22.7 million in 2009. The increase was due to higher market data service expenses.

Floor Brokerage and Clearance — For the year ended 2011, floor brokerage and clearance expenses decreased 20.5 percent to $9.2 million, compared with $11.6 million in 2010. The decline was due to lower trading fees resulting from more efficient routing methods and lower U.S. equity client volumes, as well as our exit from the distribution of European securities completed in the fourth quarter of 2010.

For the year ended 2010, floor brokerage and clearance expenses were $11.6 million, essentially flat compared with 2009.

Marketing and Business Development — Marketing and business development expenses include travel and entertainment and promotional and advertising costs. In 2011, marketing and business development expenses increased 5.5 percent to $25.0 million, compared with $23.7 million in 2010. This increase was driven by travel expenses written-off related to equity investment banking deals that were never completed due to volatility in the capital markets and higher travel expenses related to our asset management business.

In 2010, marketing and business development expenses increased 25.0 percent to $23.7 million, compared with $19.0 million in the prior year. This increase was driven by higher travel costs associated with increased investment banking activities and incremental expense from the acquisition of ARI.

Outside Services — Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees and other professional fees. Outside services expenses decreased 8.1 percent to $29.5 million in 2011, compared with $32.1 million in 2010, primarily due to reductions in legal fees and lower securities processing expenses.

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

Goodwill Impairment — During the fourth quarter of 2011, we completed our annual goodwill impairment testing, which resulted in a non-cash goodwill impairment charge of $120.3 million related to our Capital Markets reporting unit. The charge primarily relates to the goodwill originating from our 1998 acquisition by U.S. Bancorp, which was retained by us when we spun off as a separate public company on December 31, 2003.

Intangible Asset Amortization Expense — Intangible asset amortization expense includes the amortization of definite-lived intangible assets consisting of asset management contractual relationships, non-compete agreements and certain trade names and trademarks. In 2011, intangible asset amortization expense was $8.3 million, compared with $7.5 million in 2010. The increase in 2011 reflects a full year of intangible asset amortization expense related to the acquisition of ARI.

In 2010, intangible asset amortization expense increased to $7.5 million, compared with $2.5 million in 2009, due to the acquisition of ARI.

Other Operating Expenses — Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses decreased to $10.4 million in 2011, compared with $13.5 million in 2010. This decrease was primarily due to decreased litigation-related expenses.

In 2010, other operating expenses were $13.5 million, compared with $11.9 million in 2009, due primarily to our acquisition of ARI.

Income Taxes — For the year ended December 31, 2011, our provision for income taxes was $10.9 million. In 2011, we incurred a pre-tax loss due to the $120.3 million pre-tax goodwill impairment charge. Excluding the goodwill impairment charge, the substantial majority of which had no tax impact, we recorded pre-tax income of $30.6 million, which resulted in an effective tax rate for 2011 of 35.5 percent. In the third quarter of 2011, we recorded a deferred tax asset valuation allowance of $2.3 million related to our Hong Kong subsidiary’s net operating loss carryforwards. This was offset in part by a $1.1 million partial reversal of our U.K. subsidiary’s deferred tax asset valuation allowance as we expect future taxable profits.

In 2010, our provision for income taxes was $33.4 million, an effective tax rate of 58.2 percent. Our elevated tax rate in 2010 was principally due to a $5.8 million write-off of deferred tax assets resulting from restricted stock grants that vested at share prices lower than the grant date share price and net operating losses in the U.K.

In 2009, our provision for income taxes was $26.2 million, an effective tax rate of 46.2 percent. Our elevated tax rate in 2009 was principally driven by a valuation reserve for net operating losses in the U.K. tax jurisdiction.

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

The following table provides our segment performance for the periods presented:

	For the Year Ended December 31,				2011 v2010	2010 v2009
(Dollars in thousands)	2011		2010	2009
Net revenues
Capital Markets	$386,938		$462,867	$453,876	(16.4)%	2.0%
Asset Management	71,187		67,207	14,914	5.9	350.6

Total net revenues	$458,125		$530,074	$468,790	(13.6)%	13.1%

Pre-tax operating income/(loss)
Capital Markets	$(104,278	)(1)	$41,160	$59,370	N/M	(30.7)%
Asset Management	14,597		16,124	(2,758)	(9.5)%	N/M

Total pre-tax operating income/(loss)	$(89,681)		$57,284	$56,612	N/M	1.2%

Pre-tax operating margin
Capital Markets	N/M	(1)	8.9%	13.1%
Asset Management	20.5%		24.0%	N/M
Total pre-tax operating margin	N/M		10.8%	12.1%

N/M — Not meaningful

(1)

Capital Markets pre-tax operating loss for 2011 includes a $120.3 million goodwill impairment charge. Excluding this charge, Capital Markets pre-tax operating income for 2011 was $16.0 million and produced a pre-tax operating margin of 4.1 percent.

Capital Markets

	For the Year Ended December 31,			2011 v2010	2010 v2009
(Dollars in thousands)	2011	2010	2009
Net revenues:
Investment banking
Financing
Equities	$79,600	$113,711	$81,668	(30.0)%	39.2%
Debt	54,566	65,958	79,104	(17.3)	(16.6)
Advisory services	78,684	90,396	49,518	(13.0)	82.6

Total investment banking	212,850	270,065	210,290	(21.2)	28.4

Institutional sales and trading
Equities	92,412	106,206	120,488	(13.0)	(11.9)
Fixed income	75,794	79,833	117,176	(5.1)	(31.9)

Total institutional sales and trading	168,206	186,039	237,664	(9.6)	(21.7)

Other income	5,882	6,763	5,922	(13.0)	14.2

Total net revenues	386,938	462,867	453,876	(16.4)	2.0

Non-interest expenses
Goodwill impairment	120,298	—	—	N/M	N/M
Operating expenses	370,918	421,707	394,506	(12.0)	6.9

Total non-interest expenses	491,216	421,707	394,506	16.5%	6.9%

Pre-tax operating income/(loss)	$(104,278)	$41,160	$59,370	N/M	(30.7)%
Non-GAAP pre-tax operating income(1)	$16,020	N/A	N/A	N/A	N/A

Pre-tax operating margin	N/M	8.9%	13.1%
Non-GAAP pre-tax operating margin(1)	4.1%	N/A	N/A

N/A — Not applicable

N/M — Not meaningful

(1)	Excludes a $120,298 pre-tax goodwill impairment charge.

Increased volatility and uncertain macroeconomic issues created difficult capital market conditions in 2011 as Capital Markets net revenues decreased 16.4 percent to $386.9 million, compared with $462.9 million in 2010.

Investment banking revenues comprise all the revenues generated through financing and advisory services activities, including derivative activities that relate to debt financing. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.

In 2011, investment banking revenues decreased to $212.9 million compared with $270.1 million in the prior year, due to a decline in equity and debt financing revenues, as well as decreased advisory services revenues. For the year ended December 31, 2011, equity financing revenues decreased to $79.6 million, compared with $113.7 million in the prior-year period. In the second half of 2011, equity market volatility and uncertainty regarding the European debt crisis and other macroeconomic issues slowed capital-raising, particularly initial public offerings, in the U.S. The capital markets in Asia were extremely volatile during 2011, hindering the ability to raise capital on the Hong Kong exchange. Additionally, the market for listing China-based companies on U.S. exchanges declined significantly following concerns surrounding the financial integrity of China-based issuers. As a result, our Asian operations recorded a loss in 2011, which negatively impacted our Capital Markets results. During 2011, we completed 64 equity financings, raising $13.0 billion for our clients, compared with 96 equity financings, raising $11.9 billion in 2010. Debt financing revenues in 2011 decreased

17.3 percent to $54.6 million, compared with $66.0 million in 2010 due to a decline in public finance revenues. In 2011, our public finance revenues were negatively impacted by a significant industry-wide decline in municipal underwriting. For the industry, the par value of new negotiated issuances dropped 36 percent due to reduced borrowing from state and local governments and the significant volume of municipal issuances in the fourth quarter of 2010 from municipalities taking advantage of the expiring Build America Bond program. In 2011, our par value from new negotiated issuances dropped 15 percent, as compared to 36 percent for the industry, on 520 public finance issues with a total par value of $6.9 billion, compared with 567 public finance issues with a total par value of $8.1 billion during the prior year. In 2012 we expect the municipal markets to improve from 2011 issuance levels. For the year ended December 31, 2011, advisory services revenues decreased 13.0 percent to $78.7 million due to lower U.S. advisory services revenue, partially offset by increased European advisory services revenue. During 2011, we completed 43 transactions with an aggregate enterprise value of $5.6 billion, compared with 47 transactions with an aggregate enterprise value of $11.3 billion in 2010.

Institutional sales and trading revenues comprise all the revenues generated through trading activities, which consist primarily of facilitating customer trades. In addition, we engage in proprietary trading activities in certain products where we have expertise. To assess the profitability of institutional brokerage activities, we aggregate institutional brokerage revenues with the net interest income or expense associated with financing, economically hedging and holding long or short inventory positions. Our results may vary from quarter to quarter as a result of changes in trading margins, trading gains and losses, net interest spreads, trading volumes and the timing of transactions based on market opportunities.

In 2011, institutional brokerage revenues declined 9.6 percent to $168.2 million, compared with $186.0 million in 2010, driven by lower institutional brokerage revenues in both equity and fixed income products. Equity institutional brokerage revenues decreased to $92.4 million in 2011, compared with $106.2 million in 2010. The decrease was attributable to lower U.S. client volumes and our exit from the distribution of European securities in the fourth quarter of 2010. For the year ended December 31, 2011, fixed income institutional brokerage revenues decreased to $75.8 million, compared to $79.8 million in the prior-year period. The relatively low interest rate environment and increased volatility created a challenging fixed income trading environment that reduced customer activity and resulted in lower taxable fixed income sales and trading revenues. This decline was partially offset by higher municipal strategic trading revenues, which comprised a significant amount to our fixed income business in 2011 and 2010, respectively.

Other income includes gains and losses from our merchant banking activities and other firm investments, income associated with the forfeiture of stock-based compensation and interest expense related to firm funding. For the year ended December 31, 2011, other income decreased to $5.9 million, compared with $6.8 million in 2010, primarily as a result of increased firm funding costs.

Excluding the $120.3 million pre-tax goodwill impairment charge, Capital Markets segment pre-tax operating margin for 2011 was 4.1 percent, compared to 8.9 percent for 2010. The decrease compared to 2010 was due to the impact of fixed compensation costs on a reduced revenue base.

In 2010, investment banking revenues increased 28.4 percent to $270.1 million, compared with $210.3 million in 2009, driven by increased equity financing and advisory services revenues. In 2010, equity financing revenues increased to $113.7 million, compared with $81.7 million in 2009, resulting from an increase in U.S. and Asia equity underwriting activity and higher revenues per transaction driven by increased revenues derived from bookrun transactions. During 2010, we completed 96 equity financings, raising $11.9 billion in capital for our clients, compared with 79 equity financings, raising $11.8 billion in 2009. Debt financing revenues in 2010 decreased 16.6 percent to $66.0 million, compared with $79.1 million in 2009, due to a decline in the par value of completed transactions and lower revenue per transaction as we completed several large deals in 2009. In 2010, we completed 567 public finance issues with a total par value of $8.1 billion, compared with 526 public finance issues with a total par value of $10.7 billion during 2009. In 2010, advisory services revenues increased 82.6 percent to $90.4 million, compared with $49.5 million in 2009, due to a higher aggregate value of completed transactions and higher revenue per transaction, particularly relating to our U.S. advisory business. We completed 47 transactions with an aggregate enterprise value of $11.3 billion during 2010, compared with 31 transactions with an aggregate enterprise value of $3.7 billion in 2009.

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

Capital Markets segment pre-tax operating margin for 2010 was 8.9 percent, which was reduced by 2.2 percentage points due to restructuring charges, compared to 13.1 percent for 2009.

Asset Management

	For the Year Ended December 31,			2011 v2010	2010 v2009
(Dollars in thousands)	2011	2010	2009
Net revenues:
Management fees	$67,606	$58,080	$13,891	16.4%	318.1%
Performance fees	2,283	8,747	790	(73.9)	N/M

Total management and performance fees	69,889	66,827	14,681	4.6	355.2

Other income	1,298	380	233	241.6	63.1

Net revenues	71,187	67,207	14,914	5.9	350.6
Operating expenses	56,590	51,083	17,672	10.8	189.1%

Pre-tax operating income/(loss)	$14,597	$16,124	$(2,758)	(9.5)%	N/M
Pre-tax operating margin	20.5%	24.0%	N/M

N/M — Not meaningful

Management and performance fee revenues comprise all of the revenues generated through management and investment advisory services performed for separately managed accounts, registered funds and private funds or partnerships. Fluctuations in financial markets and client asset inflows and outflows have a direct effect on management and performance fee revenues. Management fees are generally based on the level of assets under management (“AUM”) measured monthly or quarterly, and an increase or reduction in assets under management, due to market price fluctuations or net client asset flows, will result in a corresponding increase or decrease in management fees. Fees vary with the type of assets managed and the vehicle in which they are managed, with higher fees earned on equity and MLP investments, and lower fees earned on fixed income and cash management products. Performance fees are earned when the investment return on assets under management exceeds certain benchmark targets or other performance targets over a specified measurement period. The level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in total assets under management. The majority of performance fees, if earned, are generally recorded in the fourth quarter of the applicable year or upon withdrawal of client assets. Performance fees are recognized as of each reporting date for certain consolidated partnerships.

Total management and performance fee revenues increased 4.6 percent to $69.9 million in 2011, compared to $66.8 million in 2010, due to the recognition of a full year of ARI’s management fee revenues offset in part by lower performance fees. Our average effective revenue yield (total management fees as a percentage of average assets under management) was 56 basis points in 2011, compared to 53 basis points in the prior year. The improved average effective revenue yield was attributable to an increase in higher-yielding master limited partnership AUM combined with a decrease in lower-yielding fixed income AUM.

Other income includes gains and losses from our investments in registered funds and private funds or partnerships that we manage. For the year ended December 31, 2011, other income was $1.3 million, compared with $0.4 million for the prior year.

Operating expenses for the year ended December 31, 2011 were $56.6 million, which included $8.3 million of intangible amortization expense, compared to $51.1 million, which included $7.5 million of intangible amortization expense, in the prior year. Segment pre-tax operating margin for the year ended December 31, 2011 was 20.5 percent, compared to 24.0 percent for the prior year. The decreased margin in 2011 was driven by lower performance fees.

In 2010, management and performance fee revenues increased 355.2 percent to $66.8 million, compared with $14.7 million in 2009, primarily due to the acquisition of ARI completed on March 1, 2010. Additionally, we recorded $8.7 million in performance fee revenues in 2010, the majority of which was earned by ARI.

Other income was $0.4 million in 2010, compared to $0.2 million in 2009.

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

The following table summarizes the changes in our assets under management for the year ended December 31, 2011:

(Dollars in millions)
Assets under management:
Balance at December 31, 2009	$6,859
Assets under management aquired in ARI acquisition	5,563
Net inflows/(outflows)	(1,862)
Net market appreciation	1,737

Balance at December 31, 2010	$12,297
Net inflows/(outflows)	(648)
Net market appreciation	576

Balance at December 31, 2011	$12,225

For the year ended December 31, 2011, assets under management were $12.2 billion, essentially flat compared to the year ago period as net client outflows were offset by market appreciation. Net market appreciation of $0.6 million during 2011 was the result of improved market performance for the MLP and fixed income product offerings. We experienced inflows of approximately $900 million of customer assets related to the MLP product offering, which was more than offset by client outflows in other products as clients changed investment strategies and reallocated assets.

Assets under management increased $5.4 billion to $12.3 billion in 2010. The increase resulted from the acquisition of ARI completed on March 1, 2010. We experienced a net outflow of $1.9 billion in customer assets under management during 2010, primarily related to one Fiduciary Asset Management, Inc. (“FAMCO”) customer choosing to reallocate a portion of their assets under management to a passive investment strategy. We experienced net market appreciation of $1.7 billion during 2010, primarily related to strong performance in small and mid-cap equity and MLP product offerings.

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

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. Based on the nature of our business and our role as a “dealer” in the securities industry, the fair value of our financial instruments are determined internally. Our processes are designed to ensure that the fair values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, unobservable inputs are developed based on an evaluation of all relevant empirical market data, including prices evidenced by market transactions, interest rates, credit spreads, volatilities and correlations and other security-specific information. Valuation adjustments related to illiquidity or counterparty credit risk are also considered. In estimating fair value, we may utilize information provided by third-party pricing vendors to corroborate internally-developed fair value estimates.

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

For investments in illiquid or privately held securities that do not have readily determinable fair values, the determination of fair value requires us to estimate the value of the securities using the best information available. Among the factors considered by us in determining the fair value of such financial instruments are the cost, terms and liquidity of the investment, the financial condition and operating results of the issuer, the quoted market price of publicly traded securities with similar quality and yield, and other factors generally pertinent to the valuation of investments. In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of a similar security without restriction but may be reduced by an amount estimated to reflect such restrictions. In addition, even where we derive the value of a security based on information from an independent source, certain assumptions may be required to determine the security’s fair value. For example, we assume that the size of positions that we hold would not be large enough to affect the quoted price of the securities if we sell them, and that any such sale would happen in an orderly manner. The actual value realized upon disposition could be different from the current estimated fair value.

Depending upon the product and terms of the transaction, the fair value of our derivative contracts can be observed or priced using models based on the net present value of estimated future cash flows. Our models generally incorporate inputs that we believe are representative of inputs other market participants would use to determine fair value of the same instruments, including contractual terms, market prices, recovery values, yield curves, credit curves and measures of volatility. The valuation models and underlying assumptions are monitored over the life of the derivative product. If there are any changes necessary in the underlying inputs, the model is updated for those new inputs.

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

The following table reflects the composition of our Level III assets and Level III liabilities by asset class:

	Level III
(Dollars in thousands)	December 31, 2011	December 31, 2010
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$—	$1,340
Convertible securities	—	2,885
Fixed income securities	2,815	6,268
Municipal securities:
Tax-exempt securities	3,135	6,118
Short-term securities	175	125
Asset-backed securities	53,088	45,170
Derivative contracts	—	4,665

Total financial instruments and other inventory positions owned:	59,213	66,571

Investments	21,341	9,682

Total assets	$80,554	$76,253

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Convertible securities	$1,171	$1,777
Fixed income securities	900	2,323
Asset-backed securities	—	2,115
Derivative contracts	3,594	339

Total financial instruments and other inventory positions sold, but not yet purchased:	$5,665	$6,554

The following table reflects activity with respect to our Level III assets and liabilities:

	Year Ended December 31,
(Dollars in thousands)	2011	2010
Assets:
Purchases/(sales), net	$9,875	$18,968
Net transfers in/(out)	(2,450)	966
Realized gains/(losses)	1,657	3,491
Unrealized gains/(losses)	(4,781)	8,524

Liabilities:
(Purchases)/sales, net	$(3,337)	$(6,716)
Net transfers in/(out)	(1,707)	4,800
Realized gains/(losses)	954	(1,877)
Unrealized gains/(losses)	3,201	422

See Note 6 to our consolidated financial statements for additional discussion of Level III assets and liabilities.

We employ specific control processes to determine the reasonableness of the fair value of our financial instruments. Our processes are designed to ensure that our internally estimated fair values are accurately recorded and that the data inputs and the valuation techniques used are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. Individuals outside of our trading departments perform independent pricing verification reviews. In developing these procedures, we consider the nature and complexity of securities involved (e.g. term, coupon, collateral, and other key drivers of value), level of market activity for securities, and availability of market data. Our procedures include, but are not limited to, analysis of trade data (both internal and external where available), corroboration to the valuation of positions with similar characteristics, risks and components, or comparison to an alternative pricing source, such as a discounted cash flow model. Senior management provides oversight and overall responsibility for the internal control processes and procedures related to fair value measurements.

Goodwill and Intangible Assets

We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities acquired requires certain management estimates. At December 31, 2011, we had goodwill of $202.4 million. This goodwill balance consists of $152.3 million recorded in 2010 as a result of the acquisition of ARI and $50.1 million recorded in 2007 as a result of the acquisition of FAMCO.

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

We completed our annual goodwill impairment testing as of November 30, 2011, which resulted in a non-cash goodwill impairment charge of $120.3 million. The charge relates to our capital markets reporting unit and primarily pertains to goodwill created from the 1998 acquisition of our predecessor, Piper Jaffray Companies

Inc., and its subsidiaries by U.S. Bancorp, which was retained by us when we spun-off from U.S. Bancorp on December 31, 2003. We estimated the fair value of our capital markets reporting unit using the following factors: our market capitalization, a discounted cash flow model and public market comparables. Our market capitalization was measured based on the average closing price for Piper Jaffray Companies common stock over the month of November 2011 and was adjusted to include an estimate for a control premium. Our discounted cash flow model was based on our five-year plan and included an estimated terminal value based upon historical transaction valuations. Public market industry peers were valued based on earnings and tangible common equity. There were no recent mergers and acquisitions involving public transactions to consider in the 2011 goodwill evaluation. The impairment charge resulted from deteriorating economic and market conditions and declining profitability in 2011, which led to reduced valuations in the factors discussed above.

Our annual goodwill impairment testing resulted in no impairment associated with the FAMCO or ARI reporting units, within our asset management operating segment. We also tested the intangible assets (indefinite and definite-lived) acquired as part of the FAMCO and ARI acquisitions and concluded there was no impairment.

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

Sign-on Grants are used as a recruiting tool for new employees and are issued to current employees as a retention tool. The majority of these awards have three-year cliff vesting terms and employees must fulfill service requirements in exchange for the right to the awards. Compensation expense is amortized on a straight-line basis from the grant date over the requisite service period. Employees forfeit unvested shares upon termination of employment and a reversal of compensation expense is recorded.

Retention Grants and Inducement Grants are subject to ratable vesting based upon a five-year service requirement and are amortized as compensation expense on a straight-line basis from the grant date over the requisite service period. Employees forfeit unvested retention shares upon termination of employment and a reversal of compensation expense is recorded.

Performance-based restricted stock awards granted in 2008 and 2009 cliff vest upon meeting a specific performance-based metric prior to May 2013. Performance Grants are amortized on a straight-line basis over the period we expect the performance target to be met. The performance condition must be met for the awards to vest and total compensation cost will be recognized only if the performance condition is satisfied. The probability that the performance conditions will be achieved and that the awards will vest is reevaluated each reporting period with changes in actual or estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. In the third quarter of 2010, we deemed it improbable that the performance condition related to the Performance Grants would be met. As a result, we recorded a $6.6 million cumulative effect compensation expense reversal in the third quarter of 2010. As of December 31, 2011, we continue to believe it is improbable that the performance condition will be met prior to the expiration of the award.

Stock-based compensation granted to our non-employee directors is in the form of unrestricted common shares of Piper Jaffray Companies stock. The stock-based compensation paid to directors is immediately expensed and is included in our results of operations as outside services expense as of the grant date.

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

Contingencies

We are involved in various pending and potential legal proceedings related to our business, including litigation, arbitration and regulatory proceedings. Some of these matters involve claims for substantial amounts, including claims for punitive and other special damages. We have, after consultation with outside legal counsel and consideration of facts currently known by management, established reserves for potential losses in accordance with FASB Accounting Standards Codification Topic 450, “Contingencies,” to the extent that claims are probable of loss and the amount of the loss can be reasonably estimated. The determination of these reserve amounts requires significant judgment on the part of management. In making these determinations, we consider many factors, including, but not limited to, the loss and damages sought by the plaintiff or claimant, the basis and validity of the claim, the likelihood of a successful defense against the claim, and the potential for, and magnitude of, damages or settlements from such pending and potential litigation and arbitration proceedings, and fines and penalties or orders from regulatory agencies. Given the uncertainties regarding timing, size, volume and outcome of pending and potential legal proceedings and other factors, the amounts of reserves are difficult to determine and of necessity subject to future revision.

Income Taxes

We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally, amortization of share-based compensation. The realization of deferred tax assets is assessed and a valuation allowance is recognized to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. We believe that our future taxable profits will be sufficient to recognize our U.S. deferred tax assets. However, if our projections of future taxable profits do not materialize, we may conclude that a valuation allowance is necessary, which would impact our results of operations in that period. Given our Hong Kong subsidiary’s current level of cumulative losses and the deterioration in the Asian capital markets, we have recorded a deferred tax asset valuation allowance of $3.0 million as of December 31, 2011, representing the entire deferred tax asset, related to our Hong Kong subsidiary’s net operating loss carryforwards. We previously recorded a deferred tax asset valuation allowance of $7.3 million related to our U.K. subsidiary’s net operating loss carryforwards. In the third quarter of 2011, we reversed $1.1 million of the U.K. subsidiary’s deferred tax asset valuation allowance based on current year profitability and projected future earnings.

We record deferred tax benefits for future tax deductions expected upon the vesting of share-based compensation. If deductions reported on our tax return for share-based compensation (i.e., the value of the share-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with ASC 718), we record the excess tax benefit as additional paid-in capital. Conversely, if deductions reported on our tax return for share-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, we offset the deficiency first to any previously recognized excess tax benefits recorded as additional paid-in capital and any remaining deficiency is recorded as income tax expense. As of December 31, 2011, we did not have any available excess tax benefits within additional paid-in capital. Approximately 950,000 shares vested in the first quarter of 2012 at values less than the grant date fair value resulting in $2.7 million of income tax expense in the first quarter of 2012.

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

The majority of our tangible assets consist of assets readily convertible into cash. Financial instruments and other inventory positions owned are stated at fair value and are generally readily marketable in most market conditions. Receivables and payables with customers and brokers and dealers usually settle within a few days. As part of our liquidity strategy, we emphasize diversification of funding sources to the extent possible and maximize our lower-cost financing alternatives. Our assets are financed by our cash flows from operations, equity capital, and other funding arrangements. The fluctuations in cash flows from financing activities are directly related to daily operating activities from our various businesses. One of our most important risk management disciplines is our ability to manage the size and composition of our balance sheet. While our asset base changes due to client activity, market fluctuations and business opportunities, the size and composition of our balance sheet reflect our overall risk tolerance, our ability to access stable funding sources and the amount of equity capital we hold.

The following are financial instruments that are cash and cash equivalents, or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time:

	Balance at December 31,		Average Balance for the Twelve Months Ended December 31,
(Dollars in thousands)	2011	2010	2011		2010
Cash and cash equivalents:
Cash in banks	$20,117	$40,679	$26,960		$39,969
Money market investments	65,690	9,923	26,006		17,613

Total cash and cash equivalents	$85,807	$50,602	$52,966	(1)	$57,582	(1)

(1)	Average balance calculated based upon ending daily balances.

In addition, we had cash and cash equivalents segregated of $25.0 million and $27.0 million that was available exclusively for customer liabilities included on our balance sheet as of December 31, 2011 and 2010, respectively. This cash and cash equivalents segregated consists of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Piper Jaffray & Co., our U.S. broker dealer subsidiary carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of our clients.

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

We currently do not pay cash dividends on our common stock and do not plan to in the foreseeable future. Additionally, we have a bank syndicated credit agreement, as described in Note 16 to our consolidated financial statements, and it includes a restrictive covenant that restricts our ability to pay cash dividends.

In 2010, our board of directors authorized the repurchase of up to $75 million in shares of our common stock through September 30, 2012. In 2011, we repurchased 293,829 shares or $6.0 million of our common stock related to this authorization. Based upon prior repurchases, $51.4 million of this authorization remained available as of December 31, 2011. Our bank syndicated credit agreement includes a covenant that limits the annual amount of common shares we can repurchase to the amount of new equity granted during that fiscal year. We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During 2011, we purchased approximately 510,000 common shares for this purpose.

Cash Flows

Cash and cash equivalents increased $35.2 million to $85.8 million at December 31, 2011 from December 31, 2010. Operating activities provided $203.2 million of cash. Late in 2011, to manage risk due to volatile market conditions, we reduced long inventory balances, which increased our cash position. This reduction in long inventory resulted in a decreased receivable related to unsettled inventory trades, which provided additional cash flow. The reduction in long inventory also allowed us to reduce our short inventory hedges, which resulted in a decrease of our securities purchased under agreements to resell, when compared to December 31, 2010. Partially offsetting these increases in cash was a decrease in operating liabilities, particularly related to accrued compensation and other liabilities and accrued expenses. Additionally, included in our net loss of $100.6 million was a non-cash goodwill charge of $120.3 million. Investing activities in 2011 used $7.7 million of cash for the purchase of fixed assets. Cash of $160.2 million was used through financing activities. A significant portion of our funding needs are driven by the levels of long inventory positions. As we lowered our levels of long inventory late in 2011, it led to a reduction in funding needs, particularly related to repurchase agreements.

Cash and cash equivalents increased $6.7 million to $50.6 million at December 31, 2010 from December 31, 2009. Operating activities used $28.8 million of cash due to an increase in operating assets, particularly our net financial instruments and other inventory positions owned. During 2010, market conditions improved and as a result, we increased certain inventory balances to take advantage of opportunities in the market and to serve our clients. Investing activities in 2010 used $198.6 million of cash, the majority of which related to our acquisition of ARI. Cash of $234.2 million was provided through financing activities; primarily an increase in repurchase agreements and issuance of commercial paper, offset in part by $57.8 million utilized to repurchase common stock. Cash from financing activities was used to fund our acquisition of ARI and increased levels of securities inventory. Additionally, we entered into a bank syndicated credit agreement in late 2010, which provided $125 million in financing that was used to repay the $120.0 million in variable rate senior notes that were due on December 31, 2010.

Cash and cash equivalents decreased $5.9 million to $43.9 million at December 31, 2009 from December 31, 2008. Operating activities used $115.9 million of cash due primarily to an increase in operating assets, particularly our net financial instruments and other inventory positions owned. In late 2009, as the market environment improved, we began to bring our inventory to more normalized levels. Investing activities used $3.7 million of cash for the purchase of fixed assets. Cash of $113.3 million was provided through financing activities due in part to the issuance of variable rate senior notes in the amount of $120.0 million and commercial paper in the amount of $22.1 million during 2009. The additional cash provided by the issuance of variable rate senior notes and commercial paper reduced the need to enter into repurchase agreements at December 31, 2009, resulting in an $82.9 million decrease in cash inflows related to repurchase agreements. Additionally, $28.5 million was utilized to repurchase common stock.

Leverage Ratios

The following table presents total assets, adjusted assets, total shareholders’ equity and tangible shareholders’ equity with the resulting leverage ratios as of December 31, 2011 and 2010:

(Dollars in thousands)	2011	2010
Total assets	$1,655,721	$2,033,787
Deduct: Goodwill and intangible assets	(253,656)	(382,174)

Adjusted assets	$1,402,065	$1,651,613

Total shareholders’ equity	$750,600	$818,101
Deduct: Goodwill and intangible assets	(253,656)	(382,174)

Tangible shareholders’ equity	$496,944	$435,927

Leverage ratio(1)	2.2	2.5

Adjusted leverage ratio(2)	2.8	3.8

(1)	Leverage ratio equals total assets divided by total shareholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible shareholders’ equity.

Adjusted assets and tangible shareholders’ equity are non-GAAP financial measures. A non-GAAP financial measure is a numeric measure of financial performance that includes adjustments to the most directly comparable measure calculated and presented in accordance with GAAP, or for which there is no specific GAAP measure. Goodwill and intangible assets are subtracted from total assets and total shareholders’ equity in determining adjusted assets and tangible shareholders’ equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets which can be deployed in a liquid manner. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our leverage ratio and adjusted leverage ratio decreased from December 31, 2010 to December 31, 2011 resulting from the impact of the goodwill impairment charge and commensurate with the decrease in our securities inventory.

Funding and Capital Resources

The primary goal of our funding activities is to ensure adequate funding over a wide range of market conditions. Given the mix of our business activities, funding requirements are fulfilled through a diversified range of short-term and long-term financing. We attempt to ensure that the tenor of our liabilities equals or exceeds the expected holding period of the assets being financed. Our ability to support increases in total assets is largely a function of our ability to obtain funding from external sources. Access to these external sources, as well as the cost of that financing, is dependent upon various factors, including market conditions, the general availability of credit and credit ratings. We currently do not have a credit rating, which could adversely affect our liquidity and competitive position by increasing our financing costs and limiting access to sources of liquidity that require a credit rating as a condition to providing the funds.

Short-term financing

Our day-to-day funding and liquidity is obtained primarily through the use of repurchase agreements, commercial paper issuance, and bank lines of credit, and is typically collateralized by our securities inventory. These funding sources are critical to our ability to finance and hold inventory, which is a necessary part of our institutional brokerage business. The majority of our inventory is very liquid and is therefore funded by overnight or short-term facilities. These short-term facilities (i.e., our committed line, term repurchase agreement and commercial paper) have been established to mitigate changes in the liquidity of our inventory based on changing market conditions. Our funding sources are also dependent on the types of inventory counterparties are willing to accept as collateral and the number of counterparties available. From time to time the number of counterparties that will enter into municipal repurchase agreements can be limited based on market conditions. Currently, the majority of our bank lines and commercial paper will accept municipal inventory as collateral, which helps mitigate this municipal repurchase agreement counterparty risk. We also have established arrangements to obtain financing by another broker dealer at the end of each business day related specifically to our convertible inventory. Funding is generally obtained at rates based upon the federal funds rate and/or the London Interbank Offer Rate.

Uncommitted Lines — We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $275 million with three banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have a $100 million uncommitted unsecured facility with one of these banks. All of these uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. More specifically, these lines are subject to approval by the respective bank each time an advance is requested and advances may be denied, which may be particularly true during times of market stress or market perceptions of our exposures. We manage our relationships with the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business. At December 31, 2011, we had no advances against these lines of credit.

Committed Lines — Our committed line is a $250 million revolving secured credit facility. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co., our U.S. broker dealer subsidiary, to maintain a minimum net capital of $150 million, and the unpaid principal amount of all advances under the facility will be due on December 28, 2012. At December 31, 2011, we had no advances against this line of credit.

Commercial Paper Program — We issue secured commercial paper to approximately 20 counterparties as of December 31, 2011 to fund a portion of our securities inventories. The maximum amount that may be issued under the program is $300 million, of which $166 million was outstanding at December 31, 2011. The commercial paper notes are secured by our securities inventory with maturities on the commercial paper ranging from 29 days to 270 days from the date of issuance.

The following table presents the average balances outstanding for our various short-term funding sources by quarter for 2011 and 2010, respectively.

	Average Balance for the Three Months Ended
(Dollars in millions)	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
Funding source:
Repurchase agreements	$252.7	$324.6	$326.5	$253.6
Commercial paper	147.1	125.7	117.9	112.1
Short-term bank loans	13.4	68.1	68.7	24.7

Total	$413.2	$518.4	$513.1	$390.4

	Average Balance for the Three Months Ended
(Dollars in millions)	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010
Funding source:
Repurchase agreements	$259.8	$278.7	$342.3	$92.3
Commercial paper	106.6	58.8	46.8	31.1
Short-term bank loans	37.3	6.7	95.1	74.4
Securities lending	—	—	9.8	27.7

Total	$403.7	$344.2	$494.0	$225.5

The average funding in the fourth quarter of 2011 decreased to $413.2 million, compared with $518.4 million during the third quarter of 2011. The decrease was a result of lower average inventory balances in the fourth quarter of 2011, compared with the prior period. As compared to the fourth quarter of 2010, the average funding balance for the fourth quarter of 2011 increased slightly from $403.7 million to $413.2 million.

The following table presents the maximum daily funding amount by quarter for 2011 and 2010, respectively.

	For the Three Months Ended
(Dollars in millions)	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
Maximum amount of daily financing	$567.3	$681.1	$661.2	$569.2

	For the Three Months Ended
(Dollars in millions)	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010
Maximum amount of daily financing	$627.8	$489.8	$668.0	$630.3

Three-year bank syndicated credit agreement

On December 29, 2010, we entered into a three-year bank syndicated credit agreement (“Credit Agreement”), comprised of a $100 million amortizing term loan and a $50 million revolving credit facility. SunTrust Bank is the administrative agent (“Agent”) for the lenders. The term loan amortizes 10 percent in year one, 25 percent in year two and 65 percent in year three. As of December 31, 2011, $25.0 million was outstanding on the revolving credit facility, and $90.0 million was outstanding on the amortizing term loan. Of the remaining term loan principal outstanding, we are required to pay $25.0 million in 2012 and the remaining $65.0 million in 2013.

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

The Credit Agreement includes covenants that, among other things, limit our leverage ratio, require maintenance of certain levels of cash and regulatory net capital, require our asset management segment to achieve minimum earnings before interest, taxes, depreciation and amortization, and impose certain limitations on our ability to make acquisitions and to repurchase or declare dividends on our capital stock. The Credit Agreement limits annual share repurchases to the amount of equity granted in conjunction with our annual equity compensation awards. With respect to the net capital covenant, our U.S. broker dealer subsidiary is required to maintain minimum net capital of $160 million. At December 31, 2011, we were in compliance with all covenants.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments. The following table summarizes the contractual amounts at December 31, 2011, in total and by remaining maturity. Excluded from the table are a number of obligations recorded in the consolidated statements of financial condition that generally are short-term in nature, including secured financing transactions, trading liabilities, short-term borrowings and other payables and accrued liabilities.

(Dollars in millions)	2012	2013 through 2014	2015 through 2016	2017 and thereafter	Total
Operating lease obligations	$16.7	$28.4	$16.1	$19.5	$80.7
Purchase commitments	10.8	10.2	2.9	3.0	26.9
Investment commitments (a)	—	—	—	—	1.5
Loan commitments (b)	—	—	—	—	—
Bank syndicated credit agreement	25.0	65.0	—	—	90.0

(a)

The investment commitments have no specified call dates; however, the investment period for these funds is through 2016. The timing of capital calls is based on market conditions and investment opportunities.

(b)

We may commit to merchant banking financing for our clients or make commitments to underwrite debt. We are unable to estimate the timing on the funding of these commitments and have no commitments outstanding at this time.

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

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2011, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $8.9 million of unrecognized tax benefits have been excluded from the contractual obligation table above. See Note 27 to the consolidated financial statements for a discussion of income taxes.

Capital Requirements

As a registered broker dealer and member firm of FINRA, our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. We also are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. At December 31, 2011, our net capital under the SEC’s uniform net capital rule was $227.4 million, and exceeded the minimum net capital required under the SEC rule by $226.4 million.

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

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes our off-balance sheet arrangements at December 31, 2011 and 2010:

	Expiration Per Period at December 31, 2011					Total Contractual Amount
(Dollars in thousands)	2012	2013	2014- 2015	2016- 2017	Later	December 31, 2011	December 31, 2010
Customer matched-book derivative contracts(1)(2)	$—	$50,620	$179,755	$143,711	$5,474,444	$5,848,530	$6,505,232
Trading securities derivative contracts(2)	—	—	—	—	99,750	99,750	192,250
Credit default swap index contracts(2)	—	—	148,000	25,000	15,000	188,000	200,000
Foreign currency forward contracts(2)	—	—	—	—	—	—	16,645
Private equity investment commitments(3)	—	—	—	—	—	1,520	2,618

(1)

Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with two major financial institutions, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $205.0 million at December 31, 2011) who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contracts could become material, exposing us to the credit risk of these counterparties. At December 31, 2011, we had $35.8 million of credit exposure with these counterparties, including $18.9 million of credit exposure with one counterparty.

(2)

We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At December 31, 2011 and 2010, the net fair value of these derivative contracts approximated $36.0 million and $29.3 million, respectively.

(3)	We have committed capital of $1.5 million to certain entities, typically partnerships. Certain of these commitments have no specific call date.

Derivatives

Derivatives’ notional contract amounts are not reflected as assets or liabilities on our consolidated statements of financial condition. Rather, the fair value of the derivative transactions are reported on the consolidated statements of financial condition as assets or liabilities in financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased, as applicable. Derivatives are reported on a net basis by counterparty when a legal right of offset exists and on a net basis by cross product when applicable provisions are stated in a master netting agreement.

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

Loan Commitments

We may commit to bridge loan financing for our clients or make commitments to underwrite corporate debt. We had no loan commitments outstanding at December 31, 2011.

Private Equity and Other Principal Investments

A component of our private equity and principal investments are made through investments in various legal entities, typically partnerships or limited liability companies, established for the purpose of investing in securities of public or private companies or municipal debt obligations. We commit capital or act as the managing partner of these entities. Some of these entities are deemed to be variable interest entities. For a complete discussion of our activities related to these types of entities, see Note 8, “Variable Interest Entities,” to our consolidated financial statements.

We have committed capital to certain entities and these commitments generally have no specified call dates. We had $1.5 million of commitments outstanding at December 31, 2011.

Other Off-Balance Sheet Exposure

Our other types of off-balance-sheet arrangements include contractual commitments. For a discussion of our activities related to these off-balance sheet arrangements, see Note 18, “Contingencies, Commitments and Guarantees,” to our consolidated financial statements.

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

Our different types of market risk include:

Interest Rate Risk — Interest rate risk represents the potential volatility from changes in market interest rates. We are exposed to interest rate risk arising from changes in the level and volatility of interest rates, changes in the shape of the yield curve, changes in credit spreads, and the rate of prepayments on our interest-earning assets (including client cash balances, investments, inventories, and resale agreements) and our funding sources (including client cash balances, short-term and bank syndicated financing, and repurchase agreements), which finance these assets. Interest rate risk is managed through the use of appropriate hedging in U.S. government securities, agency securities, mortgage-backed securities, corporate debt securities, interest rate swaps, options, futures and forward contracts. We utilize interest rate swap contracts and MMD rate lock agreements to hedge a portion of our fixed income inventory. These interest rate swap contracts are recorded at fair value with the changes in fair value recognized in earnings. Our interest rate hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate risk.

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

	At December 31,
(Dollars in thousands)	2011	2010
Interest Rate Risk	$589	$810
Equity Price Risk	1,005	40
Diversification Effect(1)	(654)	(47)

Total Value-at-Risk	$940	$803

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the years ended December 31, 2011 and 2010, respectively.

	For the Year Ended December 31, 2011
(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$1,887	$537	$1,021
Equity Price Risk	1,451	25	279
Diversification Effect(1)			(294)
Total Value-at-Risk	$1,809	$511	$1,006

	For the Year Ended December 31, 2010
(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$4,359	$178	$1,451
Equity Price Risk	3,414	27	220
Diversification Effect(1)			(238)
Total Value-at-Risk	$4,227	$165	$1,433

(1)

Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses incurred on a single day exceeded our one-day VaR on 11 occasions during 2011.

The aggregate VaR as of December 31, 2011 was higher compared to levels reported as of December 31, 2010. Although fixed income inventories were lower from those on December 31, 2010, equity inventories were higher when compared to a year ago, driving the modest increase in VaR at the end of 2011.

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

We are also exposed to liquidity risk in our day-to-day funding activities. We have a relatively low leverage ratio of 2.2 and adjusted leverage ratio of 2.8 as of December 31, 2011, as discussed above. We manage liquidity risk by diversifying our funding sources across products and among individual counterparties within those products. For example, our treasury department actively manages the use of our committed bank line, repurchase agreements, commercial paper issuance and secured and unsecured bank borrowings each day depending on pricing, availability of funding, available collateral and lending parameters from any one of these sources.

In addition to managing our capital and funding, the treasury department oversees the management of net interest income risk and the overall use of our capital, funding, and balance sheet.

We currently act as the remarketing agent for approximately $4.8 billion of variable rate demand notes, all of which have a financial institution providing a liquidity guarantee. At certain times, demand from buyers of variable rate demand notes is less than the supply generated by sellers of these instruments. In times of supply and demand imbalance, we may (but are not obligated to) facilitate liquidity by purchasing variable rate demand notes from sellers for our own account. Our liquidity risk related to variable rate demand notes is ultimately mitigated by our ability to tender these securities back to the financial institution providing the liquidity guarantee.

Credit Risk

Credit risk in our business arises from potential non-performance by counterparties, customers, borrowers or issuers of securities we hold in our trading inventory. The global credit crisis also has created increased credit risk, particularly counterparty risk, as the interconnectedness of the financial markets has caused market participants to be impacted by systemic pressure, or contagion, that results from the failure or potential failure of market participants. We manage this risk by imposing and monitoring position limits for each counterparty, monitoring trading counterparties, conducting credit reviews of financial counterparties, and conducting business through clearing organizations, which guarantee performance.

We have concentrated counterparty credit exposure with six non-publicly rated entities totaling $35.8 million at December 31, 2011. This counterparty credit exposure is part of our derivative program, consisting primarily of interest rate swaps. One derivative counterparty represents 52.7 percent, or $18.9 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

Credit exposure associated with our customer margin accounts in the U.S. and Hong Kong is monitored daily. Our risk management functions have credit risk policies establishing appropriate credit limits and collateralization thresholds for our customers utilizing margin lending.

Merchant banking debt investments that have been funded are recorded in other assets at amortized cost on the consolidated statements of financial condition. At December 31, 2011, we had three funded merchant banking debt investments totaling $13.2 million. Merchant banking investments are monitored regularly by our financial risk committee.

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

We are subject to credit concentration risk if we hold large individual securities positions, execute large transactions with individual counterparties or groups of related counterparties, extend large loans to individual borrowers or make substantial underwriting commitments. Concentration risk can occur by industry, geographic area or type of client. Potential credit concentration risk is carefully monitored through review of counterparties and borrowers and is managed through the use of policies and limits.

We also are exposed to the risk of loss related to changes in the credit spreads of debt instruments. Credit spread risk arises from potential changes in an issuer’s credit rating or the market’s perception of the issuer’s credit worthiness. We use credit default swap index contracts to mitigate this risk.

Operational Risk

Operational risk refers to the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events. We rely on the ability of our employees, our internal systems and processes and systems at computer centers operated by third parties to process a large number of transactions. In the event of a breakdown or improper operation of our systems or processes or improper action by our employees or third-party vendors, we could suffer financial loss, a disruption of our businesses, regulatory sanctions and damage to our reputation. We have business continuity plans in place that we believe will cover critical processes on a company-wide basis, and redundancies are built into our systems as we have deemed appropriate. These control mechanisms attempt to ensure that operations policies and procedures are being followed and that our various businesses are operating within established corporate policies and limits.

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

Other risks include political, regulatory and tax risks. These risks reflect the potential impact that changes in local and international laws and tax statutes have on the economics and viability of current or future transactions. In an effort to mitigate these risks, we review new and pending regulations and legislation.

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

The information under the caption “Enterprise Risk Management” in Part II, Item 7 entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2011.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of Piper Jaffray Companies included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2011. Their report, which expresses an unqualified opinion on the effectiveness of Piper Jaffray Companies’ internal control over financial reporting as of December 31, 2011, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Piper Jaffray Companies

We have audited Piper Jaffray Companies’ (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Piper Jaffray Companies’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Piper Jaffray Companies maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Piper Jaffray Companies and our report dated February 27, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Piper Jaffray Companies

We have audited the accompanying consolidated statements of financial condition of Piper Jaffray Companies (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Piper Jaffray Companies at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Piper Jaffray Companies’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 27, 2012

Piper Jaffray Companies

Consolidated Statements of Financial Condition

	December 31, 2011	December 31, 2010
(Amounts in thousands, except share data)
Assets
Cash and cash equivalents	$85,807	$50,602
Cash and cash equivalents segregated for regulatory purposes	25,008	27,006
Receivables:
Customers	24,196	42,955
Brokers, dealers and clearing organizations	124,661	188,798
Securities purchased under agreements to resell	160,146	258,997

Financial instruments and other inventory positions owned	391,694	358,344
Financial instruments and other inventory positions owned and pledged as collateral	405,887	515,806

Total financial instruments and other inventory positions owned	797,581	874,150

Fixed assets (net of accumulated depreciation and amortization of $58,923 and $57,777, respectively)	21,793	21,477
Goodwill	202,352	322,594
Intangible assets (net of accumulated amortization of $21,708 and $18,232, respectively)	51,304	59,580
Other receivables	41,502	54,098
Other assets	121,371	133,530

Total assets	$1,655,721	$2,033,787

Liabilities and Shareholders’ Equity
Short-term financing	$166,175	$193,589
Bank syndicated financing	115,000	125,000
Payables:
Customers	29,373	51,814
Brokers, dealers and clearing organizations	37,962	18,519
Securities sold under agreements to repurchase	109,080	239,880
Financial instruments and other inventory positions sold, but not yet purchased	303,504	365,747
Accrued compensation	109,588	147,729
Other liabilities and accrued expenses	34,439	73,408

Total liabilities	905,121	1,215,686

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at December 31, 2011 and December 31, 2010;
Shares issued: 19,524,512 at December 31, 2011 and 19,509,813 at December 31, 2010;
Shares outstanding: 15,750,188 at December 31, 2011 and 14,652,665 at December 31, 2010	195	195
Additional paid-in capital	791,166	836,152
Retained earnings	77,535	179,555
Less common stock held in treasury, at cost: 3,774,324 shares at December 31, 2011 and 4,857,148 shares at December 31, 2010	(151,110)	(203,317)
Other comprehensive income	605	727

Total common shareholders’ equity	718,391	813,312

Noncontrolling interests	32,209	4,789

Total shareholders’ equity	750,600	818,101

Total liabilities and shareholders’ equity	$1,655,721	$2,033,787

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies

Consolidated Statements of Operations

	Year Ended December 31,
(Amounts in thousands, except per share data)	2011		2010	2009
Revenues:
Investment banking	$210,254		$266,386	$207,701
Institutional brokerage	142,308		167,954	221,117
Asset management	69,889		66,827	14,681
Interest	55,595		51,851	40,651
Other income	11,656		12,043	2,731

Total revenues	489,702		565,061	486,881
Interest expense	31,577		34,987	18,091

Net revenues	458,125		530,074	468,790

Non-interest expenses:
Compensation and benefits	288,129		315,203	281,277
Occupancy and equipment	32,450		33,597	29,705
Communications	24,472		24,614	22,682
Floor brokerage and clearance	9,240		11,626	11,948
Marketing and business development	25,031		23,715	18,969
Outside services	29,506		32,120	29,657
Restructuring-related expenses	—		10,863	3,572
Goodwill impairment	120,298		—	—
Intangible asset amortization expense	8,276		7,546	2,456
Other operating expenses	10,404		13,506	11,912

Total non-interest expenses	547,806		472,790	412,178

Income/(loss) before income tax expense	(89,681)		57,284	56,612
Income tax expense	10,876		33,354	26,183

Net income/(loss)	(100,557)		23,930	30,429
Net income/(loss) applicable to noncontrolling interests	1,463		(432)	60

Net income/(loss) applicable to Piper Jaffray Companies	$(102,020)		$24,362	$30,369

Net income/(loss) applicable to Piper Jaffray Companies’ common shareholders	$(102,020	)(1)	$18,929	$24,888

Earnings/(loss) per common share
Basic	$(6.51)		$1.23	$1.56
Diluted	$(6.51	)(2)	$1.23	$1.55
Weighted average number of common shares outstanding
Basic	15,672		15,348	15,952
Diluted	15,672	(2)	15,378	16,007

(1)	No allocation of income was made due to loss position.

(2)	Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred.

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies

Consolidated Statements of Changes in Shareholders’ Equity

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Other Compre- hensive Income/ (Loss)	Total Common Share- holders’ Equity	Non- controlling Interests	Total Shareholders’ Equity
(Amounts in thousands, except share amounts)
Balance at December 31, 2008	15,684,433	$195	$808,358	$124,824	$(183,935)	$(1,463)	$747,979	$4,263	$752,242

Net income	—	—	—	30,369	—	—	30,369	60	30,429
Amortization/issuance of restricted stock	—	—	7,402	—	—	—	7,402	—	7,402
Amortization/issuance of stock options	—	—	25	—	—	—	25	—	25
Adjustment to unrecognized pension cost, net of tax	—	—	—	—	—	1,003	1,003	—	1,003
Foreign currency translation adjustment	—	—	—	—	—	1,578	1,578	—	1,578
Repurchase of common stock	(522,694)	—	—	—	(23,908)	—	(23,908)	—	(23,908)
Reissuance of treasury shares	465,491	—	(12,550)	—	26,400	—	13,850	—	13,850
Shares reserved to meet deferred compensation obligations	6,460	—	318	—	—	—	318	—	318
Fund capital contributions	—	—	—	—	—	—	—	1,402	1,402
Fund capital withdrawals	—	—	—	—	—	—	—	(2,022)	(2,022)

Balance at December 31, 2009	15,633,690	$195	$803,553	$155,193	$(181,443)	$1,118	$778,616	$3,703	$782,319

Net income/(loss)	—	—	—	24,362	—	—	24,362	(432)	23,930
Issuance of restricted stock as deal consideration for Advisory Research, Inc.	—	—	31,822	—	—	—	31,822	—	31,822
Amortization/issuance of restricted stock	—	—	32,690	—	—	—	32,690	—	32,690
Adjustment to unrecognized pension cost, net of tax	—	—	—	—	—	(26)	(26)	—	(26)
Foreign currency translation adjustment	—	—	—	—	—	(365)	(365)	—	(365)
Repurchase of common stock	(1,517,587)	—	—	—	(47,610)	—	(47,610)	—	(47,610)
Reissuance of treasury shares	528,697	—	(32,213)	—	25,736	—	(6,477)	—	(6,477)
Shares reserved to meet deferred compensation obligations	7,865	—	300	—	—	—	300	—	300
Fund capital contributions	—	—	—	—	—	—	—	1,518	1,518

Balance at December 31, 2010	14,652,665	$195	$836,152	$179,555	$(203,317)	$727	$813,312	$4,789	$818,101

Net income/(loss)	—	—	—	(102,020)	—	—	(102,020)	1,463	(100,557)
Amortization/issuance of restricted stock	—	—	29,459	—	—	—	29,459	—	29,459
Foreign currency translation adjustment	—	—	—	—	—	(122)	(122)	—	(122)
Repurchase of common stock	(293,829)	—	—	—	(5,994)	—	(5,994)	—	(5,994)
Reissuance of treasury shares	1,376,653	—	(74,882)	—	58,201	—	(16,681)	—	(16,681)
Shares reserved to meet deferred compensation obligations	14,699	—	437	—	—	—	437	—	437
Fund capital contributions	—	—	—	—	—	—	—	28,038	28,038
Fund capital withdrawals	—	—	—	—	—	—	—	(2,081)	(2,081)

Balance at December 31, 2011	15,750,188	$195	$791,166	$77,535	$(151,110)	$605	$718,391	$32,209	$750,600

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
(Dollars in thousands)
Operating Activities:
Net income/(loss)	$(100,557)	$23,930	$30,429
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	7,338	7,204	7,214
Deferred income taxes	17,100	17,878	7,362
Stock-based compensation	22,803	31,268	41,212
Goodwill impairment	120,298	—	—
Amortization of intangible assets	8,276	7,546	2,456
Amortization of forgivable loans	8,365	7,679	5,272
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	1,998	(18,000)	10,999
Receivables:
Customers	18,706	28,885	(34,705)
Brokers, dealers and clearing organizations	64,129	73,263	(111,622)
Securities purchased under agreements to resell	98,851	(109,315)	(84,445)
Securitized municipal tender option bonds	—	—	84,586
Net financial instruments and other inventory positions owned	14,326	(44,200)	(114,470)
Other receivables	4,303	(19,108)	(2,006)
Other assets	(4,928)	(7,915)	34,634
Increase/(decrease) in operating liabilities:
Payables:
Customers	(22,826)	3,690	14,005
Brokers, dealers and clearing organizations	19,466	(27,607)	38,324
Securities sold under agreements to repurchase	(8,581)	(7,718)	12,683
Tender option bond trust certificates	—	—	(87,982)
Accrued compensation	(27,201)	(4,023)	47,117
Other liabilities and accrued expenses	(38,662)	7,773	(17,011)

Net cash provided by/(used in) operating activities	203,204	(28,770)	(115,948)
Investing Activities:
Business acquisitions, net of cash acquired	(56)	(186,853)	—
Purchases of fixed assets, net	(7,648)	(11,762)	(3,652)

Net cash used in investing activities	(7,704)	(198,615)	(3,652)

Financing Activities:
Increase/(decrease) in short-term financing	(27,414)	103,231	81,079
Increase/(decrease) in bank syndicated financing	(10,000)	121,703	—
Issuance/(repayment) of variable rate senior notes	—	(120,000)	120,000
Increase/(decrease) in securities loaned	—	(25,988)	25,988
Increase/(decrease) in securities sold under agreements to repurchase	(122,219)	211,464	(82,921)
Increase/(decrease) in noncontrolling interests	25,957	1,518	(620)
Repurchase of common stock	(26,529)	(57,819)	(28,499)
Reduced tax benefits from stock-based compensation	—	—	(2,941)
Proceeds from stock option transactions	40	98	1,206

Net cash provided by/(used in) financing activities	(160,165)	234,207	113,292

Currency adjustment:
Effect of exchange rate changes on cash	(130)	(162)	402

Net increase/(decrease) in cash and cash equivalents	35,205	6,660	(5,906)
Cash and cash equivalents at beginning of period	50,602	43,942	49,848

Cash and cash equivalents at end of period	$85,807	$50,602	$43,942

Supplemental disclosure of cash flow information -
Cash paid/(received) during the period for:
Interest	$33,261	$35,620	$10,394
Income taxes	$14,982	$5,388	$(15,233)
Non-cash investing activities -
Issuance of restricted common stock for acquisition of Advisory Research, Inc.:
893,105 shares for the year ended December 31, 2010	$—	$31,822	$—
Non-cash financing activities -
Issuance of common stock for retirement plan obligations:
90,085 shares, 81,696 shares and 134,700 shares for the years ended December 31, 2011, 2010 and 2009, respectively	$3,814	$3,634	$3,756
Issuance of restricted common stock for annual equity award:
592,697 shares, 699,673 shares and 585,198 shares for the years ended December 31, 2011, 2010 and 2009 respectively	$25,095	$31,121	$16,331

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies

Notes to the Consolidated Financial Statements

Note 1    Organization and Basis of Presentation

Organization

Piper Jaffray Companies is the parent company of Piper Jaffray & Co. (“Piper Jaffray”), a securities broker dealer and investment banking firm; Piper Jaffray Asia Holdings Limited, an entity providing investment banking services in China headquartered in Hong Kong; Piper Jaffray Ltd., a firm providing securities brokerage and mergers and acquisitions services in Europe headquartered in London, England; Advisory Research, Inc. (“ARI”), Fiduciary Asset Management, Inc. (“FAMCO”), and Piper Jaffray Investment Management LLC, entities providing asset management services to separately managed accounts, closed-end and open-end funds and partnerships; Piper Jaffray Financial Products Inc., Piper Jaffray Financial Products II Inc. and Piper Jaffray Financial Products III Inc., entities that facilitate derivative transactions; and other immaterial subsidiaries. Piper Jaffray Companies and its subsidiaries (collectively, the “Company”) operate in two reporting segments: Capital Markets and Asset Management. A summary of the activities of each of the Company’s business segments is as follows:

Capital Markets

The Capital Markets segment provides institutional sales, trading and research services and investment banking services. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, profits and losses from trading these securities and strategic trading opportunities. Investment banking services include management of and participation in underwritings, merger and acquisition services and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Additionally, revenues are generated through the Company’s merchant banking activities, which involve proprietary debt or equity investments in late stage private companies.

Asset Management

The Asset Management segment provides asset management services with product offerings in equity, master limited partnerships and fixed income securities (including a private municipal fund) to institutions and high net worth individuals through proprietary distribution channels. Revenues are generated in the form of management fees and performance fees. The majority of the Company’s performance fees, if earned, are generally recognized in the fourth quarter. Revenues are also generated through investments in the private funds or partnerships and registered funds that the Company manages.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries, and all other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders’ proportionate share of the equity in a private municipal fund and private equity investment vehicles. All material intercompany balances have been eliminated.

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although these estimates and assumptions are based on the best information available, actual results could differ from those estimates.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 2    Summary of Significant Accounting Policies

Principles of Consolidation

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

When the Company does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies (generally defined as owning a voting or economic interest of between 20 percent to 50 percent), the Company accounts for its investment in accordance with the equity method of accounting prescribed by FASB Accounting Standards Codification Topic 323, “Investments — Equity Method and Joint Ventures” (“ASC 323”). If the Company does not have a controlling financial interest in, or exert significant influence over, an entity, the Company accounts for its investment at fair value, if the fair value option was elected, or at cost.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

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

Interest is accrued on securities borrowed and loaned transactions and is included in (i) other receivables or other liabilities and accrued expenses on the consolidated statements of financial condition and (ii) the respective interest income or interest expense amounts on the consolidated statements of operations.

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

Allowance for Doubtful Accounts

Management estimates an allowance for doubtful accounts to reserve for probable losses from unsecured and partially secured customer accounts. Management is continually evaluating its receivables from customers for collectability and possible write-off by examining the facts and circumstances surrounding each customer where a loss is deemed possible.

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

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the report date. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Instruments which are generally included in this category are certain non-exchange traded equities, U.S. government agency securities, certain corporate bonds, certain municipal securities, certain asset-backed securities, certain convertible securities and certain derivative instruments.

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

Valuation Of Financial Instruments — The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date (the exit price). Based on the nature of the Company’s business and its role as a “dealer” in the securities industry, the fair values of its financial instruments are determined internally. When available, the Company values financial instruments at observable market prices, observable market parameters, or broker or dealer prices (bid and ask prices). In the case of financial instruments transacted on recognized exchanges, the observable market prices represent quotations for completed transactions from the exchange on which the financial instrument is principally traded.

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

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

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

For investments in illiquid or privately held securities that do not have readily determinable fair values, the determination of fair value requires the Company to estimate the value of the securities using the best information available. Among the factors considered by the Company in determining the fair value of such financial instruments are the cost, terms and liquidity of the investment, the financial condition and operating results of the issuer, the quoted market price of publicly traded securities with similar quality and yield, and other factors generally pertinent to the valuation of investments. In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of a similar security without restriction but may be reduced by an amount estimated to reflect such restrictions. In addition, even where the Company derives the value of a security based on information from an independent source, certain assumptions may be required to determine the security’s fair value. For instance, the Company assumes that the size of positions in securities that the Company holds would not be large enough to affect the quoted price of the securities if the firm sells them, and that any such sale would happen in an orderly manner. The actual value realized upon disposition could be different from the currently estimated fair value.

The fair values related to derivative contract transactions are reported in financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased on the consolidated statements of financial condition and any unrealized gain or loss resulting from changes in fair values of derivatives is reported on the consolidated statements of operations. Depending upon the product and terms of the transaction, the fair value of the Company’s derivative contracts can be observed or priced using models based on the net present value of estimated future cash flows. The valuation models used require inputs including contractual terms, market prices, recovery values, yield curves, credit curves and measures of volatility.

The Company does not utilize “hedge accounting” as described within FASB Accounting Standards Codification Topic 815, “Derivatives and Hedging” (“ASC 815”). Derivatives are reported on a net basis by counterparty when a legal right of offset exists and on a net basis by cross product when applicable provisions are stated in master netting agreements. Cash collateral received or paid is netted on a counterparty basis, provided a legal right of offset exists.

Fixed Assets

Fixed assets include furniture and equipment, software and leasehold improvements. Depreciation of furniture and equipment and software is recognized using the straight-line method over estimated useful lives of three to ten years. Leasehold improvements are amortized over their estimated useful life or the life of the lease, whichever is shorter. Additionally, certain costs incurred in connection with internal-use software projects are capitalized and amortized over the expected useful life of the asset, generally three to seven years.

Leases

The Company leases its corporate headquarters and other offices under various non-cancelable leases. The leases require payment of real estate taxes, insurance and common area maintenance, in addition to rent. The terms of the Company’s lease agreements generally range up to ten years. Some of the leases contain renewal options, escalation clauses, rent-free holidays and operating cost adjustments.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

For leases that contain escalations or rent-free holidays, the Company recognizes the related rent expense on a straight-line basis from the date the Company takes possession of the property to the end of the initial lease term. The Company records any difference between the straight-line rent amounts and amounts payable under the leases as part of other liabilities and accrued expenses.

Cash or lease incentives received upon entering into certain leases are recognized on a straight-line basis as a reduction of rent expense from the date the Company takes possession of the property or receives the cash to the end of the initial lease term. The Company records the unamortized portion of lease incentives as part of other liabilities and accrued expenses.

Goodwill and Intangible Assets

Goodwill represents the fair value of the consideration transferred in excess of the fair value of identifiable net assets at the acquisition date. The recoverability of goodwill is evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amount. The evaluation includes assessing the estimated fair value of the Company’s reporting units based on the Company’s market capitalization, market prices for similar assets, where available, and the present value of the estimated future cash flows associated with each reporting unit.

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

Other Receivables

Other receivables include management fees receivable, accrued interest and loans made to employees, typically in connection with their recruitment. Employee loans are forgiven based on continued employment and are amortized to compensation and benefits expense using the straight-line method over the respective terms of the loans, which generally range up to three years.

Other Assets

Other assets include net deferred income tax assets, proprietary investments and prepaid expenses. The Company’s investments include direct equity investments in public companies, investments in private companies and partnerships, warrants of public or private companies, private company debt and investments to fund deferred compensation liabilities. The Company’s direct equity investments in public companies are valued based on quoted prices in active markets. Equity investments in private companies are accounted for at fair value, if the fair value option was elected, or at cost. Private company debt investments are recorded at amortized cost, net of any unamortized premium or discount. Company-owned warrants with a cashless exercise option are valued at fair value, while warrants without a cashless exercise option are valued at cost. Investments in partnerships are accounted for under the equity method, which is generally the net asset value.

Revenue Recognition

Investment Banking — Investment banking revenues, which include underwriting fees, management fees and advisory fees, are recorded when services for the transactions are completed under the terms of each engagement. Expenses associated with such transactions are deferred until the related revenue is recognized or

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

the engagement is otherwise concluded. Investment banking revenues are presented net of related unreimbursed expenses. Expenses related to investment banking deals not completed are recognized as non-interest expenses on the consolidated statements of operations.

Institutional Brokerage — Institutional brokerage revenues include (i) commissions received from customers for the execution of brokerage transactions in listed and over-the-counter (OTC) equity, fixed income and convertible debt securities, which are recorded on a trade date basis, (ii) trading gains and losses and (iii) fees received by the Company for equity research. The Company permits institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. As the Company is not the primary obligor for these arrangements, expenses relating to soft dollars are netted against commission revenues.

Asset Management — Asset management fees include revenues the Company receives in connection with management and investment advisory services performed for separately managed accounts and various funds and partnerships. These fees are recognized in the period in which services are provided. Fees are defined in client contracts as either fixed or based on a percentage of portfolio assets under management and may include performance fees. Performance fees are earned when the investment return on assets under management exceeds certain benchmark targets or other performance targets over a specified measurement period (monthly, quarterly or annually). Performance fees, if earned, are generally recognized at the end of the specified measurement period, typically the fourth quarter of the applicable year, or upon client liquidation. Performance fees are recognized as of each reporting date for certain consolidated partnerships.

Interest Revenue and Expense — The Company nets interest expense within net revenues to mitigate the effects of fluctuations in interest rates on the Company’s consolidated statements of operations. The Company recognizes contractual interest on financial instruments owned and financial instruments sold, but not yet purchased, on an accrual basis as a component of interest revenue and expense. The Company accounts for interest related to its short-term and bank syndicated financings and its variable rate senior notes on an accrual basis with related interest recorded as interest expense. In addition, the Company recognizes interest revenue related to our securities borrowed and securities purchased under agreements to resell activities and interest expense related to our securities loaned and securities sold under agreements to repurchase activities on an accrual basis.

Stock-based Compensation

FASB Accounting Standards Codification Topic 718, “Compensation — Stock Compensation,” (“ASC 718”) requires all stock-based compensation to be expensed on the consolidated statements of operations based on the grant date fair value of the award. Expense related to share-based awards that do not require future service are recognized in the year in which the awards were deemed to be earned. Share-based awards that require future service are amortized over the relevant service period net of estimated forfeitures.

Income Taxes

The Company files a consolidated U.S. federal income tax return, which includes all of its qualifying subsidiaries. The Company is also subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Income tax expense is recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial statement purposes, using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

be recovered or settled. The realization of deferred tax assets is assessed and a valuation allowance is recognized to the extent that it is more likely than not that any portion of a deferred tax asset will not be realized. Tax reserves for uncertain tax positions are recorded in accordance with FASB Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”).

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

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the earnings allocation in the earnings per share calculation under the two-class method. The Company grants restricted stock as part of its share-based compensation program. Recipients of restricted stock are entitled to receive nonforfeitable dividends during the vesting period, and therefore meet the definition of a participating security.

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

Note 3    Recent Accounting Pronouncements

Adoption of New Accounting Standards

Fair Value Measurements

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”) amending ASC 820. The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy and to disclose information in the Level III rollforward about purchases, sales, issuances and settlements on a gross basis. ASU 2010-06 also further clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level II and Level III fair value measurements. The guidance in ASU 2010-06 was effective for the Company January 1, 2010, except for the requirement to separately disclose purchases, sales, issuances and settlements on a gross basis in the Level III rollforward, which was effective January 1, 2011. While the adoption of ASU 2010-06 did not change accounting requirements, it did impact the Company’s disclosures about fair value measurements as set forth in Note 6 to these consolidated financial statements.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Future Adoption of New Accounting Standards

Repurchase Agreements

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements,” (“ASU 2011-03”) amending FASB Accounting Standards Codification Topic 860, “Transfers and Servicing” (“ASC 860”). The amended guidance addresses the reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASC 860 states that the accounting for repos depends in part on whether the transferor maintains effective control over the transferred financial assets. If the transferor maintains effective control, the transferor is required to account for its repo as a secured borrowing rather than a sale. ASU 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. ASU 2011-03 is applicable to new transactions and transactions that are modified on or after the first interim or annual period beginning on or after December 15, 2011. The adoption of ASU 2011-03 is not expected to have an impact on the Company’s consolidated financial statements as the Company accounts for its repos as secured borrowings.

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

Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” (“ASU 2011-05”) amending FASB Accounting Standards Codification Topic 220, “Comprehensive Income.” The amended guidance improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, and requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, and will be applied on a retrospective basis. The adoption of ASU 2011-05 will not impact the Company’s results of operations or financial position, but it will impact the Company’s presentation of comprehensive income.

Goodwill

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment,” (“ASU 2011-08”) amending FASB Accounting Standards Codification Topic 350, “Intangibles — Goodwill and Other”

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

(“ASC 350”). The amended guidance permits companies to first assess qualitative factors in determining whether the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-08 will not impact the Company’s results of operations or financial position.

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” (“ASU 2011-11”) amending FASB Accounting Standards Codification Topic 210, “Balance Sheet.” The amended guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013, and will be applied retrospectively for all comparable periods presented. The adoption of ASU 2011-11 is not expected to have a material impact on the Company’s results of operations or financial position, but it will impact the Company’s disclosures about the offsetting of derivative contracts and related arrangements.

Note 4    Acquisition of Advisory Research, Inc.

On March 1, 2010, the Company completed the purchase of ARI, an asset management firm based in Chicago, Illinois. The purchase was completed pursuant to the securities purchase agreement dated December 20, 2009. The fair value as of the acquisition date was $212.1 million, consisting of $180.3 million in cash and 893,105 shares (881,846 of which vest in four installments) of the Company’s common stock valued at $31.8 million. The fair value of the 881,846 shares of common stock with vesting restrictions was determined using the market price of the Company’s common stock on the date of the acquisition discounted for the liquidity restrictions in accordance with the valuation principles of ASC 820. The vesting provisions of these 881,846 shares (of which 324,962 shares vested in 2011) are principally time-based, but also include certain post-termination restrictions. The remaining 11,259 shares had no vesting restrictions and the fair value was determined using the market price of the Company’s common stock on the date of the acquisition. A portion of the purchase price payable in cash was funded by proceeds from the issuance of variable rate senior notes in the amount of $120 million pursuant to the note purchase agreement dated December 31, 2009 with certain entities advised by Pacific Investment Management Company LLC (“PIMCO”) and discussed further in Note 17 to these consolidated financial statements.

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

Identifiable intangible assets purchased by the Company consisted of customer relationships and the ARI trade name with acquisition-date fair values of $52.2 million and $2.9 million, respectively. Acquisition costs of $0.3 million and $1.5 million were incurred in the years ended December 31, 2010 and 2009, respectively, and are included in outside services on the consolidated statements of operations.

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

(Dollars in thousands)	2010	2009
Net revenues	$538,119	$516,499
Net income applicable to Piper Jaffray Companies	$26,109	$39,544

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Note 5	Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased were as follows:

(Dollars in thousands)	December 31, 2011	December 31, 2010
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$29,233	$18,089
Convertible securities	34,480	37,290
Fixed income securities	14,924	58,591
Municipal securities:
Taxable securities	231,999	295,439
Tax-exempt securities	209,317	137,340
Short-term securities	47,387	48,830
Asset-backed securities	61,830	88,922
U.S. government agency securities	118,387	153,739
U.S. government securities	8,266	6,569
Derivative contracts	41,758	29,341

	$797,581	$874,150

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$33,737	$23,651
Convertible securities	3,118	8,320
Fixed income securities	12,621	17,965
Municipal securities:
Tax-exempt securities	3,270	—
Short-term securities	145	—
Asset-backed securities	11,333	12,425
U.S. government agency securities	37,903	52,934
U.S. government securities	195,662	250,452
Derivative contracts	5,715	—

	$303,504	$365,747

At December 31, 2011 and 2010, financial instruments and other inventory positions owned in the amount of $405.9 million and $515.8 million, respectively, had been pledged as collateral for the Company’s repurchase agreements and short-term financings.

Financial instruments and other inventory positions sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. The Company is obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected on the consolidated statements of financial condition. The Company economically hedges changes in market value of its financial instruments and other inventory positions owned utilizing inventory positions sold, but not yet purchased, interest rate derivatives, credit default swap index contracts, futures and exchange-traded options.

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

Trading securities derivatives:    The Company enters into interest rate derivative contracts to hedge interest rate and market value risks associated with its fixed income securities. The instruments use interest rates based upon either the Municipal Market Data (“MMD”) index, LIBOR or the SIFMA index. The Company also enters into credit default swap index contracts to hedge credit risk associated with its taxable fixed income securities and its taxable and tax-exempt municipal securities.

Firm investments:    The Company entered into foreign currency forward contracts to manage the currency exposure related to its non-U.S. dollar denominated firm investments.

The following table presents the total absolute notional contract amount associated with the Company’s outstanding derivative instruments:

(Dollars in thousands) Transaction Type or Hedged Security	Derivative Category	December 31, 2011	December 31, 2010
Customer matched-book	Interest rate derivative contract	$5,848,530	$6,505,232
Trading securities	Interest rate derivative contract	99,750	192,250
Trading securities	Credit default swap index contract	188,000	200,000
Firm investments	Foreign currency forward contract	—	16,645

		$6,136,280	$6,914,127

The Company’s interest rate derivative contracts, credit default swap index contracts and foreign currency forward contracts do not qualify for hedge accounting, therefore, unrealized gains and losses are recorded on the consolidated statements of operations. The following table presents the Company’s unrealized gains/(losses) on derivative instruments:

(Dollars in thousands) Derivative Category		Year Ended December 31,
	Operations Category	2011	2010	2009
Interest rate derivative contract	Investment banking	$(4,959)	$3,531	$5,611
Interest rate derivative contract	Institutional brokerage	(7,371)	3,107	3,019
Credit default swap index contract	Institutional brokerage	1,009	(1,665)	—
Foreign currency forward contract	Other operating expenses	—	115	—

		$(11,321)	$5,088	$8,630

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

The gross fair market value of all derivative instruments and their location on the Company’s consolidated statements of financial condition prior to counterparty netting are shown below by asset or liability position (1):

(Dollars in thousands) Derivative Category	Financial Condition Location	Asset Value at Dec. 31, 2011	Financial Condition Location	Liability Value at Dec. 31, 2011
Interest rate derivative contract	Financial intruments and other inventory positions owned	$626,288	Financial intruments and other inventory positions sold, but not yet purchased	$600,640
Credit default swap index contract	Financial intruments and other inventory positions owned	1,833	Financial intruments and other inventory positions sold, but not yet purchased	2,581

		$628,121		$603,221

(1)	Amounts are disclosed at gross fair value in accordance with the requirement of ASC 815.

Derivatives are reported on a net basis by counterparty when a legal right of offset exists and on a net basis by cross product when applicable provisions are stated in master netting agreements. Cash collateral received or paid is netted on a counterparty basis, provided a legal right of offset exists.

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company’s financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company’s derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of December 31, 2011, the Company had $35.8 million of uncollateralized credit exposure with these counterparties (notional contract amount of $205.0 million), including $18.9 million of uncollateralized credit exposure with one counterparty.

Note 6    Fair Value of Financial Instruments

Based on the nature of the Company’s business and its role as a “dealer” in the securities industry, the fair values of its financial instruments are determined internally. The Company’s processes are designed to ensure that the fair values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, unobservable inputs are developed based on an evaluation of all relevant empirical market data, including prices evidenced by market transactions, interest rates, credit spreads, volatilities and correlations and other security-specific information. Valuation adjustments related to illiquidity or counterparty credit risk are also considered. In estimating fair value, the Company may utilize information provided by third-party pricing vendors to corroborate internally-developed fair value estimates.

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

Equity securities — Exchange traded equity securities are valued based on quoted prices from the exchange for identical assets or liabilities as of the period-end date. To the extent these securities are actively traded and valuation adjustments are not applied, they are categorized as Level I. Non-exchange traded equity securities (principally hybrid preferred securities) are measured primarily using broker quotations, prices observed for recently executed market transactions and internally-developed fair value estimates based on observable inputs and are categorized within Level II of the fair value hierarchy. Where such information is not available, non-exchange traded equity securities are categorized as Level III financial instruments and measured using valuation techniques involving quoted prices of or market data for comparable companies. When using pricing data of comparable companies, judgment must be applied to adjust the pricing data to account for differences between the measured security and the comparable security (e.g., issuer market capitalization, yield, dividend rate and geographical concentration).

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

Corporate fixed income securities — Fixed income securities include corporate bonds which are valued based on recently executed market transactions of comparable size, internally-developed fair value estimates based on observable inputs, or broker quotations. Accordingly, these corporate bonds are categorized as Level II. When observable price quotations or certain observable inputs are not available, fair value is determined using model-based valuation techniques with observable inputs such as specific security contractual terms and yield curves and unobservable inputs such as credit spreads. Corporate bonds measured using model-based valuation techniques are categorized as Level III.

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

Asset-backed securities — Asset-backed securities are valued using observable trades, when available. Certain asset-backed securities are valued using models where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data. These asset-backed securities are categorized as Level II. Other asset-backed securities, which are principally collateralized by residential mortgages or aircraft, have experienced low volumes of executed transactions that results in less observable transaction data. Asset-backed securities collateralized by residential mortgages are valued using cash flow models that utilize

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

unobservable inputs including credit default rates ranging from 1-18%, prepayment rates ranging from 2-24% of CPR, severity ranging from 40-90% and valuation yields ranging from 3.5-11.5%. Asset-backed securities collateralized by aircraft are valued using cash flow models that utilize unobservable inputs including airplane lease rates, aircraft residual valuation, trust costs, and other factors impacting security cash flows. The Company’s aircraft asset-backed securities had a weighted average yield of 7.5% at December 31, 2011. As judgment is used to determine the range of these inputs, these asset-backed securities are categorized as Level III.

U.S. government agency securities — U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities and are categorized as Level II. Mortgage bonds include mortgage bonds, mortgage pass-through securities and agency collateralized mortgage-obligations (“CMO”). Mortgage pass-through securities and CMO securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore are generally categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields ranging from 80-160 basis point spreads to treasury securities, or models based upon prepayment expectations ranging from 300-400 Public Securities Association (“PSA”) prepayment levels. These securities are categorized as Level II.

U.S. government securities — U.S. government securities include highly liquid U.S. treasury securities which are generally valued using quoted market prices and therefore categorized as Level I. The Company does not transact in securities of countries other than the U.S. government.

Derivatives — Derivative contracts include interest rate, forward purchase agreement and basis swaps, interest rate locks, futures, credit default swap index contracts and foreign currency forward contracts. These instruments derive their value from underlying assets, reference rates, indices or a combination of these factors. The majority of the Company’s interest rate derivative contracts, including both interest rate swaps and interest rate locks, are valued using market standard pricing models based on the net present value of estimated future cash flows. The valuation models used do not involve material subjectivity as the methodologies do not entail significant judgment and the pricing inputs are market observable, including contractual terms, yield curves and measures of volatility. These instruments are classified as Level II within the fair value hierarchy. Certain interest rate locks transact in less active markets and were valued using valuation models that used the previously mentioned observable inputs and certain unobservable inputs that required significant judgment. These instruments are classified as Level III. The Company’s credit default swap index contracts and foreign currency forward contracts are valued using market price quotations and classified as Level II.

Investments

The Company’s investments valued at fair value include equity investments in private companies whereby the Company elected the fair value option, investments in public companies, warrants of public or private companies and investments in certain illiquid municipal bonds. These investments are included in other assets on the consolidated statements of financial condition. Exchange traded direct equity investments in public companies and registered mutual funds are valued based on quoted prices on active markets and classified as Level I. Company-owned warrants, which have a cashless exercise option, are valued based upon the Black-Scholes option-pricing model. Valuation adjustments, based upon management’s judgment, are made to account for differences between the measured security and the stock volatility factors of comparable companies. Company-owned warrants are reported as Level III assets. Investments in certain illiquid municipal bonds that the Company is holding for investment are measured using valuation techniques involving significant management judgment and are reported as Level III assets.

Fair Value Option — The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

investments at inception to reflect economic events in earnings on a timely basis. At December 31, 2011, $13.6 million in merchant banking investments, included within other assets on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets. The gains and losses from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets, were not material for the year ended December 31, 2011.

The following table summarizes the valuation of our financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2011:

(Dollars in thousands)	Level I	Level II	Level III	Counterparty Collateral Netting(1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$25,039	$4,194	$—	$—	$29,233
Convertible securities	—	34,480	—	—	34,480
Fixed income securities	—	12,109	2,815	—	14,924
Municipal securities:
Taxable securities	—	231,999	—	—	231,999
Tax-exempt securities	—	206,182	3,135	—	209,317
Short-term securities	—	47,212	175	—	47,387
Asset-backed securities	—	8,742	53,088	—	61,830
U.S. government agency securities	—	118,387	—	—	118,387
U.S. government securities	8,266	—	—	—	8,266
Derivative contracts	—	62,599	—	(20,841)	41,758

Total financial instruments and other inventory positions owned:	33,305	725,904	59,213	(20,841)	797,581
Cash equivalents	65,690	—	—	—	65,690
Investments	5,159	—	21,341	—	26,500

Total assets	$104,154	$725,904	$80,554	$(20,841)	$889,771

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$33,495	$242	$—	$—	$33,737
Convertible securities	—	1,947	1,171	—	3,118
Fixed income securities	—	11,721	900	—	12,621
Municipal securities:
Tax-exempt securities	—	3,270	—	—	3,270
Short-term securities	—	145	—	—	145
Asset-backed securities	—	11,333	—	—	11,333
U.S. government agency securities	—	37,903	—	—	37,903
U.S. government securities	195,662	—	—	—	195,662
Derivative contracts	—	34,105	3,594	(31,984)	5,715

Total financial instruments and other inventory positions sold, but not yet purchased:	$229,157	$100,666	$5,665	$(31,984)	$303,504

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

The following table summarizes the valuation of our financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2010:

(Dollars in thousands)	Level I	Level II	Level III	Counterparty Collateral Netting(1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$14,509	$2,240	$1,340	$—	$18,089
Convertible securities	—	34,405	2,885	—	37,290
Fixed income securities	—	52,323	6,268	—	58,591
Municipal securities:
Taxable securities	—	295,439	—	—	295,439
Tax-exempt securities	—	131,222	6,118	—	137,340
Short-term securities	—	48,705	125	—	48,830
Asset-backed securities	—	43,752	45,170	—	88,922
U.S. government agency securities	—	153,739	—	—	153,739
U.S. government securities	6,569	—	—	—	6,569
Derivative contracts	—	58,047	4,665	(33,371)	29,341

Total financial instruments and other inventory positions owned:	21,078	819,872	66,571	(33,371)	874,150
Cash equivalents	9,923	—	—	—	9,923
Investments	4,961	—	9,682	—	14,643

Total assets	$35,962	$819,872	$76,253	$(33,371)	$898,716

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$23,651	$—	$—	$—	$23,651
Convertible securities	—	6,543	1,777	—	8,320
Fixed income securities	—	15,642	2,323	—	17,965
Asset-backed securities	—	10,310	2,115	—	12,425
U.S. government agency securities	—	52,934	—	—	52,934
U.S. government securities	250,452	—	—	—	250,452
Derivative contracts	—	21,084	339	(21,423)	—

Total financial instruments and other inventory positions sold, but not yet purchased:	$274,103	$106,513	$6,554	$(21,423)	$365,747

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

The Company’s Level III assets were $80.6 million and $76.3 million, or 9.1 percent and 8.5 percent of financial instruments measured at fair value at December 31, 2011 and 2010, respectively. Transfers between levels are recognized at the beginning of the reporting period. There were $5.2 million of transfers of financial assets and $1.9 million of transfers of financial liabilities from Level II to Level III during the year ended

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

December 31, 2011 related to tax-exempt securities, asset-backed securities, certain investments and fixed income securities for which no recent trade activity was observed and valuation inputs became unobservable. There were $2.9 million of transfers of financial assets and $3.6 million of transfers of financial liabilities from Level III to Level II during the year ended December 31, 2011 related to convertible securities and fixed income securities for which market trades were observed that provided transparency into the valuation of these assets. In addition, a transfer restriction on a principal investment expired in 2011, resulting in a $4.7 million transfer from Level III to Level I. Transfers between Level I and Level II were not material for the years ended December 31, 2011 and 2010, respectively.

As discussed in Note 3, the Company began disclosing information in the Level III rollforward on a gross basis for purchases, sales, issuances and settlements effective January 1, 2011. The following tables summarize the changes in fair value associated with Level III financial instruments during the years ended December 31, 2011 and 2010:

(Dollars in thousands)	Balance at December 31, 2010	Purchases	Sales	Transfers in	Transfers out	Realized gains/ (losses)(1)	Unrealized gains/ (losses)(1)	Balance at December 31, 2011
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$1,340	$—	$(1,467)	$—	$—	$127	$—	$—
Convertible securities	2,885	—	—	—	(2,885)	—	—	—
Fixed income securities	6,268	23,419	(27,195)	91	—	114	118	2,815
Municipal securities:
Tax-exempt securities	6,118	—	(6,210)	3,870	—	(11)	(632)	3,135
Short-term securities	125	50	—	—	—	—	—	175
Asset-backed securities	45,170	85,229	(77,453)	1,009	—	509	(1,376)	53,088
Derivative contracts	4,665	2,142	(2,363)	—	—	221	(4,665)	—

Total financial instruments and other inventory positions owned:	66,571	110,840	(114,688)	4,970	(2,885)	960	(6,555)	59,213
Investments	9,682	14,421	(698)	190	(4,725)	697	1,774	21,341

Total assets	$76,253	$125,261	$(115,386)	$5,160	$(7,610)	$1,657	$(4,781)	$80,554

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Convertible securities	$1,777	$(12,578)	$14,167	$—	$(1,777)	$(394)	$(24)	$1,171
Fixed income securities	2,323	(641)	1,105	—	(1,838)	(22)	(27)	900
Asset-backed securities	2,115	(20,733)	16,825	1,908	—	(112)	(3)	—
Derivative contracts	339	(1,482)	—	—	—	1,482	3,255	3,594

Total financial instruments and other inventory positions sold, but not yet purchased:	$6,554	$(35,434)	$32,097	$1,908	$(3,615)	$954	$3,201	$5,665

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

(Dollars in thousands)	Balance at December 31, 2009	Purchases/ (sales), net	Net transfers in/(out)	Realized gains/ (losses)(1)	Unrealized gains/ (losses)(1)	Balance at December 31, 2010
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$—	$1,431	$—	$9	$(100)	$1,340
Convertible securities	—	1,832	620	19	414	2,885
Fixed income securities	—	6,531	—	(243)	(20)	6,268
Municipal securities:
Tax-exempt securities	—	6,086	—	23	9	6,118
Short-term securities	17,825	(17,700)	—	—	—	125
Asset-backed securities	24,239	17,151	346	3,464	(30)	45,170
Derivative Contracts	—	—	—	—	4,665	4,665

Total financial instruments and other inventory positions owned:	42,064	15,331	966	3,272	4,938	66,571

Investments	2,240	3,637	—	219	3,586	9,682

Total assets	$44,304	$18,968	$966	$3,491	$8,524	$76,253

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Convertible securities	$—	$2,111	$(294)	$(15)	$(25)	$1,777
Fixed income securities	7,771	(10,181)	6,602	(1,890)	21	2,323
Asset-backed securities	2,154	1,354	(1,508)	28	87	2,115
Derivative Contracts	—	—	—	—	339	339

Total financial instruments and other inventory positions sold, but not yet purchased:	$9,925	$(6,716)	$4,800	$(1,877)	$422	$6,554

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

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Non-Recurring Fair Value Measurement

During the fourth quarter of 2011, the Company recorded a goodwill impairment charge of $120.3 million representing the full value of goodwill attributable to the capital markets reporting unit. The fair value measurement used in the analysis was based on the Company’s market capitalization, a discounted cash flow model, and public company comparables. The discounted cash flow model was calculated using unobservable inputs, such as operational budgets, long range strategic plans and other estimates, which are classified as Level III within the fair value hierarchy. See Note 13 for further discussion.

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

Note 8    Variable Interest Entities

In the normal course of business, the Company periodically creates or transacts with entities that are investment vehicles organized as partnerships or limited liability companies. These entities were established for the purpose of investing in securities of public or private companies, or municipal debt obligations and were initially financed through the capital commitments of the members. The Company has investments in and/or acts as the managing partner of these entities. In certain instances, the Company provides management and investment advisory services for which it earns fees generally based upon the market value of assets under management and may include incentive fees based upon performance. At December 31, 2011, the Company’s aggregate investment in these investment vehicles totaled $45.3 million and is recorded in other assets on the consolidated statements of financial condition. The Company’s remaining capital commitments to these entities was $1.5 million at December 31, 2011.

VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities, as further discussed in Note 2, Principles of Consolidation, to these consolidated financial statements. The determination as to whether an entity is a VIE is based on the amount and nature of the members’ equity investment in the entity. The Company also considers other characteristics such as the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance. For those entities that meet the deferral provisions defined by ASU 2010-10, the Company considers characteristics such as the ability to influence the decision making about the entity’s activities and how the entity is financed. The Company has identified certain of the entities described above as VIEs. These VIEs had net assets approximating $0.8 billion at December 31, 2011. The Company’s exposure to loss from these VIEs is $5.6 million, which is the carrying value of its capital contributions recorded in other assets on the consolidated statements of financial condition at December 31, 2011. The Company had no liabilities related to these VIEs at December 31, 2011.

The Company is required to consolidate all VIEs for which it is considered to be the primary beneficiary. The determination as to whether the Company is considered to be the primary beneficiary is based on whether the Company has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For those entities that meet the deferral provisions defined by ASU 2010-10, the determination as to whether the Company is considered to be the primary beneficiary is based on

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

whether the Company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The Company determined it is not the primary beneficiary of these VIEs and accordingly does not consolidate them. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of December 31, 2011.

Note 9    Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers and clearing organizations at December 31 included:

(Dollars in thousands)	2011	2010
Receivable arising from unsettled securities transactions	$279	$65,923
Deposits paid for securities borrowed	46,298	62,720
Receivable from clearing organizations	20,453	19,168
Deposits with clearing organizations	31,061	24,795
Securities failed to deliver	23,140	1,361
Other	3,430	14,831

	$124,661	$188,798

Amounts payable to brokers, dealers and clearing organizations at December 31 included:

(Dollars in thousands)	2011	2010
Payable arising from unsettled securities transactions, net	$29,005	$—
Payable to clearing organizations	3,064	2,320
Securities failed to receive	1,402	499
Other	4,491	15,700

	$37,962	$18,519

Deposits paid for securities borrowed approximate the market value of the securities. Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received by the Company on settlement date.

Note 10    Receivables from and Payables to Customers

Amounts receivable from customers as of December 31 included:

(Dollars in thousands)	2011	2010
Cash accounts	$10,833	$17,379
Margin accounts	13,363	25,576

Total receivables	$24,196	$42,955

Securities owned by customers are held as collateral for margin loan receivables. This collateral is not reflected on the consolidated financial statements. Margin loan receivables earn interest at floating interest rates based on prime rates.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Amounts payable to customers as of December 31 included:

(Dollars in thousands)	2011	2010
Cash accounts	$17,455	$18,843
Margin accounts	11,918	32,971

Total payables	$29,373	$51,814

Payables to customers primarily comprise certain cash balances in customer accounts consisting of customer funds pending settlement of securities transactions and customer funds on deposit. Except for amounts arising from customer short sales, all amounts payable to customers are subject to withdrawal by customers upon their request.

Note 11    Collateralized Securities Transactions

The Company’s financing and customer securities activities involve the Company using securities as collateral. In the event that the counterparty does not meet its contractual obligation to return securities used as collateral, or customers do not deposit additional securities or cash for margin when required, the Company may be exposed to the risk of reacquiring the securities or selling the securities at unfavorable market prices in order to satisfy its obligations to its customers or counterparties. The Company seeks to control this risk by monitoring the market value of securities pledged or used as collateral on a daily basis and requiring adjustments in the event of excess market exposure. The Company will also enter into “tri-party” repurchase arrangements whereby an unaffiliated third party custodian administers the underlying collateral.

In the normal course of business, the Company obtains securities purchased under agreements to resell, securities borrowed and margin agreements on terms that permit it to repledge or resell the securities to others. The Company obtained securities with a fair value of approximately $221.9 million and $351.7 million at December 31, 2011 and 2010, respectively, of which $196.9 million and $309.9 million, respectively, had been either pledged or otherwise transferred to others in connection with the Company’s financing activities or to satisfy its commitments under financial instruments and other inventory positions sold, but not yet purchased.

The following is a summary of the Company’s securities sold under agreements to repurchase (“Repurchase Liabilities”), the fair market value of related collateral pledged and the interest rate charged by the Company’s counterparty, which is based on LIBOR plus an applicable margin, as of December 31, 2011:

(Dollars in thousands)	Repurchase Liabilities	Fair Market Value	Interest Rate
Term of 30 to 90 day maturities:
Municipal securities:
Taxable securities	$43,096	$52,750	1.53%
Tax-exempt securities	48,116	57,736	1.53%
Short-term securities	8,788	10,670	1.53%
On demand maturities:
U.S. government agency securities	9,080	9,986	0.45%

	$109,080	$131,142

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Note 12    Other Assets

Other assets include net deferred income tax assets, proprietary investments and prepaid expenses. The Company’s investments include direct equity investments in public companies, investments in private companies and partnerships, warrants of public or private companies, private company debt and investments to fund deferred compensation liabilities.

Other assets at December 31 included:

(Dollars in thousands)	2011	2010
Net deferred income tax assets	$45,080	$62,180
Investments at fair value	26,500	14,643
Investments at cost	25,672	28,794
Investments accounted for under the equity method	16,157	16,653
Prepaid expenses	6,036	8,897
Other	1,926	2,363

Total other assets	$121,371	$133,530

Management regularly reviews the Company’s investments in private company debt and has concluded that no valuation allowance is needed as it is probable that all contractual principal and interest will be collected.

At December 31, 2011, the estimated fair market value of investments carried at cost totaled $33.9 million. The estimated fair value of investments was measured using valuation techniques involving market data for comparable companies (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization (EBITDA)). Valuation adjustments, based upon management’s judgment, were made to account for differences between the measured security and comparable securities.

Investments accounted for under the equity method include general and limited partnership interests. The carrying value of these investments is based on the investment vehicle’s net asset value. The net assets of investment partnerships consist of investments in both marketable and non-marketable securities. The underlying investments held by such partnerships are valued based on the estimated fair value ultimately determined by management in our capacity as general partner or investor and, in the case of investments in unaffiliated investment partnerships, are based on financial statements prepared by the unaffiliated general partners.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Note 13    Goodwill and Intangible Assets

The following table presents the changes in the carrying value of goodwill and intangible assets for the year ended December 31:

(Dollars in thousands)	Capital Markets	Asset Management	Total
Goodwill
Balance at December 31, 2009	$120,298	$44,327	$164,625
Goodwill recorded in purchase of ARI	—	152,282	152,282
FAMCO earn-out payment	—	5,687	5,687

Balance at December 31, 2010	120,298	202,296	322,594
FAMCO earn-out payment	—	56	56
Impairment charge	(120,298)	—	(120,298)

Balance at December 31, 2011	$—	$202,352	$202,352

Intangible assets
Balance at December 31, 2009	$—	$12,067	$12,067
Intangible assets acquired in purchase of ARI	—	55,059	55,059
Amortization of intangible assets	—	(7,546)	(7,546)

Balance at December 31, 2010	—	59,580	59,580
Amortization of intangible assets	—	(8,276)	(8,276)

Balance at December 31, 2011	$—	$51,304	$51,304

The Company tests goodwill and indefinite-life intangible assets for impairment on an annual basis and on an interim basis when certain events or circumstances exist that could indicate possible impairment. The Company tests for impairment at the reporting unit level, which is generally one level below its operating segments. The Company has identified three reporting units: capital markets, FAMCO and ARI. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of our three reporting units based on the following factors: the Company’s market capitalization, a discounted cash flow model using revenue and profit forecasts, public market comparables and multiples of recent mergers and acquisitions of similar businesses, if available. The estimated fair values of our reporting units are compared with their carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value.

The Company completed its annual goodwill impairment testing as of November 30, 2011, which resulted in a non-cash goodwill impairment charge of $120.3 million. The charge relates to the capital markets reporting unit and primarily pertains to goodwill created from the 1998 acquisition of Piper Jaffray Companies Inc. by U.S. Bancorp, which was retained by the Company when the Company spun-off from U.S. Bancorp on December 31, 2003. The fair value of the capital markets reporting unit was calculated based on the following factors: the Company’s market capitalization, a discounted cash flow model using revenue and profits forecasts and public company comparables. The impairment charge resulted from deteriorating economic and market conditions and declining profitability in 2011, which led to reduced valuations from these factors. The annual goodwill impairment testing resulted in no impairment associated with FAMCO or ARI. The Company also tested its

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

intangible assets (indefinite and definite-lived) acquired as part of the FAMCO and ARI acquisitions and concluded there was no impairment. The Company concluded there was no goodwill or intangible asset impairment in 2010 or 2009.

The addition of goodwill and intangible assets during the year ended December 31, 2010 primarily related to the acquisition of ARI, as discussed in Note 4. Management identified $55.1 million of intangible assets, consisting primarily of the customer relationships ($52.2 million), which are being amortized over a weighted average life of ten years, and the ARI trade name ($2.9 million), which has an indefinite-life and will not be amortized. The addition of goodwill during 2011 and 2010 related to FAMCO was the result of FAMCO meeting certain performance conditions set forth in the 2007 purchase agreement with the Company. The purchase agreement included the potential for additional cash consideration to be paid in the form of three annual payments in 2008, 2009 and 2010 contingent upon revenue exceeding certain revenue run-rate thresholds. The Company expects 100 percent of goodwill acquired in 2010 to be deductible for income tax purposes.

Intangible assets with determinable lives consist of asset management contractual relationships, non-compete agreements and certain trade names and trademarks that are amortized over their estimated useful lives ranging from three to ten years. The following table presents the aggregate intangible asset amortization expense for the years ended:

(Dollars in thousands)
2012	$7,668
2013	7,325
2014	6,938
2015	6,640
Thereafter	19,873

Total	$48,444

Note 14    Fixed Assets

The following is a summary of fixed assets as of December 31:

(Dollars in thousands)	2011	2010
Furniture and equipment	$38,592	$37,732
Leasehold improvements	22,031	21,536
Software	20,093	19,986

Total	80,716	79,254
Less accumulated depreciation and amortization	(58,923)	(57,777)

	$21,793	$21,477

For the years ended December 31, 2011, 2010 and 2009, depreciation and amortization of furniture and equipment, leasehold improvements and software totaled $7.3 million, $7.2 million and $7.2 million, respectively, and are included in occupancy and equipment on the consolidated statements of operations.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Note 15    Short-Term Financing

The following is a summary of short-term financing and the weighted average interest rate on borrowings as of December 31:

	Outstanding Balance		Weighted Average Interest Rate
(Dollars in thousands)	2011	2010	2011	2010
Bank lines (secured)	$—	$70,000	N/A	1.31%
Commercial paper (secured)	166,175	123,589	1.37%	1.28%

Total short-term financing	$166,175	$193,589

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

The Company’s committed short-term bank line financing at December 31, 2011 consisted of a $250 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2011. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain a minimum net capital of $150 million, and the unpaid principal amount of all advances under this facility will be due on December 28, 2012. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis.

The Company’s uncommitted secured lines at December 31, 2011 totaled $275 million with three banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company’s uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. In addition, the Company has established arrangements to obtain financing by another broker dealer at the end of each business day related specifically to its convertible inventory.

The Company issues secured commercial paper to fund a portion of its securities inventory. The senior secured commercial paper notes (“Series A CP Notes”) are secured by the Company’s securities inventory with maturities on the Series A CP Notes ranging from 29 days to 270 days from the date of issuance. The Series A CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin.

Note 16    Bank Syndicated Financing

The following is a summary of bank syndicated financing and the weighted average interest rate on borrowings as of December 31:

	Outstanding Balance		Weighted Average Interest Rate
(Dollars in thousands)	2011	2010	2011	2010
Term loan	$90,000	$100,000	3.05%	5.00%
Revolving credit facility	25,000	25,000	3.05%	5.00%

Total bank syndicated financing	$115,000	$125,000

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

On December 29, 2010, the Company entered into a three-year bank syndicated credit agreement (“Credit Agreement”) comprised of a $100 million amortizing term loan and a $50 million revolving credit facility. SunTrust Bank is the administrative agent (“Agent”) for the lenders. Pursuant to the Credit Agreement, the term loan and revolving credit facility mature on December 29, 2013. The term loan is payable in equal quarterly installments in annual amounts as set forth below:

(Dollars in thousands)
Due in 2012	$25,000
Due in 2013	65,000

$90,000

The interest rate for borrowing under the Credit Agreement is, at the option of the Company, equal to LIBOR or a base rate, plus an applicable margin, adjustable and payable quarterly. The base rate is defined as the highest of the Agent’s prime lending rate, the Federal Funds Rate plus 0.50 percent or one-month LIBOR plus 1.00 percent. The applicable margin varies from 1.50 percent to 3.00 percent and is based on the Company’s leverage ratio. The aggregate debt issuance costs are recognized as additional interest expense over the three-year life under the effective yield interest expense method. Based on our current leverage ratio and aggregate debt issuance costs, the Company expects the annual all in rate to be approximately 4.23 percent. In addition, the Company also pays a nonrefundable commitment fee of 0.50 percent on the unused portion of the revolving credit facility on a quarterly basis.

The Company’s Credit Agreement is recorded at amortized cost. As of December 31, 2011, the carrying value of the Credit Agreement approximates fair value.

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

The Credit Agreement includes covenants that, among other things, limit the Company’s leverage ratio, require maintenance of certain levels of cash and regulatory net capital, require the Company’s asset management segment to achieve minimum earnings before interest, taxes, depreciation and amortization, and impose certain limitations on the Company’s ability to make acquisitions and to repurchase or declare dividends on its capital stock. The Credit Agreement limits annual share repurchases to the amount of new equity granted during that fiscal year. With respect to the net capital covenant, the Company’s U.S. broker dealer subsidiary is required to maintain minimum net capital of $160 million. At December 31, 2011, the Company was in compliance with all covenants.

Note 17    Variable Rate Senior Notes

On December 31, 2009, the Company issued unsecured variable rate senior notes (“Notes”) in the amount of $120 million. The initial holders of the Notes were certain entities advised by PIMCO. Interest was based on an annual rate equal to LIBOR plus 4.10 percent, adjustable and payable quarterly. The proceeds from the Notes

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

were used to fund a portion of the ARI acquisition discussed further in Note 4 to these consolidated financial statements. The unpaid principal and interest on the Notes were repaid on December 30, 2010, from the proceeds of the Credit Agreement discussed above in Note 16 to these consolidated financial statements.

Note 18    Contingencies, Commitments and Guarantees

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

Given uncertainties regarding the timing, scope, volume and outcome of pending and potential legal actions, investigations and regulatory proceedings and other factors, the amounts of reserves and ranges of reasonably possible losses are difficult to determine and of necessity subject to future revision. Subject to the foregoing and except for the legal proceeding described below, as to which management believes a material loss is reasonably possible, management of the Company believes, based on currently available information, after consultation with outside legal counsel and taking into account its established reserves, that pending legal actions, investigations and regulatory proceedings will be resolved with no material adverse effect on the consolidated statements of financial condition, results of operations or cash flows of the Company. However, if during any period a potential adverse contingency should become probable or resolved for an amount in excess of the established reserves, the results of operations in that period could be materially adversely affected. In addition, there can be no assurance that material losses will not be incurred from claims that have not yet been brought to the Company’s attention or are not yet determined to be reasonably possible.

The Company has one contingency as to which management of the Company believes that a material loss is reasonably possible. The U.S. Department of Justice Antitrust Division, the SEC and various state attorneys general are conducting broad investigations of numerous firms, including the Company, for possible antitrust and securities violations in connection with the bidding or sale of guaranteed investment contracts and derivatives to municipal issuers from the early 1990s to date. These investigations commenced in November 2006. In addition, several class action complaints have been brought on behalf of a proposed class of government entities that purchased municipal derivatives. The complaints allege antitrust violations and are pending in the U.S. District Court for the Southern District of New York under the multi-district litigation rules. Several California municipalities also have brought separate class action complaints in California federal court, and approximately 18 California municipalities have filed individual lawsuits that are not as part of class actions, all of which have been transferred to the Southern District of New York and consolidated for pretrial purposes. No loss contingency has been reflected in the Company’s consolidated financial statements as this contingency is neither probable nor reasonably estimable at this time. Management is currently unable to estimate a range of reasonably possible loss for these matters because alleged damages have not been specified, the proceedings remain in the

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

early stages, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual issues to be resolved.

Litigation-related reserve activity included within other operating expenses resulted in a benefit of $0.2 million, and expenses of $2.1 million and $2.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Operating Lease Commitments

The Company leases office space throughout the United States and in a limited number of foreign countries where the Company’s international operations reside. Aggregate minimum lease commitments under operating leases as of December 31, 2011 are as follows:

(Dollars in thousands)
2012	$16,685
2013	16,203
2014	12,201
2015	8,778
2016	7,337
Thereafter	19,482

$80,686

Total minimum rentals to be received from 2012 through 2016 under noncancelable subleases were $10.5 million at December 31, 2011.

Rental expense, including operating costs and real estate taxes, was $17.2 million, $17.7 million and $14.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Fund Commitments

As of December 31, 2011, the Company had commitments to invest approximately $1.5 million in limited partnerships that make investments in private equity and venture capital funds. The commitments are estimated to be funded, if called, through the end of the respective investment periods ranging from 2012 to 2016.

Other Guarantees

The Company is a member of numerous exchanges and clearinghouses. Under the membership agreements with these entities, members generally are required to guarantee the performance of other members, and if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. In addition, the Company identifies and guarantees certain clearing agents against specified potential losses in connection with providing services to the Company or its affiliates. The Company’s maximum potential liability under these arrangements cannot be quantified. However, management believes the likelihood that the Company would be required to make payments under these arrangements is remote. Accordingly, no liability is recorded in the consolidated financial statements for these arrangements.

As general partner, Piper Jaffray Investment Management LLC, a wholly-owned subsidiary of the Company, has guaranteed the debts, liabilities and obligations of a municipal hedge fund to the extent of the

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

general partner’s assets. Management believes the likelihood that the Company would be required to make payments under this arrangement is remote. Accordingly, no liability is recorded in the consolidated financial statements for this arrangement.

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

Note 19    Restructuring

The Company incurred pre-tax restructuring-related expenses of $10.9 million for the year ended December 31, 2010. The majority of these expenses were incurred to restructure the Company’s European operations to focus European resources on (i) the distribution of U.S. and Asian securities to European institutional investors and (ii) merger and acquisition advisory services. As a result of the restructuring, the Company exited the origination and distribution of European securities. As of December 31, 2011, the majority of these expenses had been paid and the remaining restructuring-related liability was not material.

The Company incurred pre-tax restructuring-related expenses of $3.6 million for the year ended December 31, 2009. These expenses were incurred to restructure the Company’s operations as a means to better align its cost infrastructure with its revenues.

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

Piper Jaffray Companies does not intend to pay cash dividends on its common stock for the foreseeable future. Instead, Piper Jaffray Companies intends to retain all available funds and any future earnings for use in

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

the operation and expansion of its business and to repurchase outstanding common stock to the extent authorized by its board of directors. Additionally, as set forth in Note 26, there are dividend restrictions on Piper Jaffray.

During the year ended December 31, 2011, the Company issued 90,085 common shares out of treasury stock in fulfillment of $3.8 million in obligations under the Piper Jaffray Companies Retirement Plan (“Retirement Plan”) and issued 1,286,568 common shares out of treasury stock as a result of vesting and exercise transactions under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (the “Incentive Plan”) and the 2010 Employment Inducement Award Plan (the “Inducement Plan”). During the year ended December 31, 2010, the Company issued 81,696 common shares out of treasury in fulfillment of $3.6 million in obligations under the Retirement Plan and issued 438,742 common shares out of treasury as a result of vesting and exercise transactions under the Incentive and Inducement Plans.

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

In the third quarter of 2010, the Company’s board of directors authorized the repurchase of up to $75 million in common shares through September 30, 2012. During the third and fourth quarters of 2010, the Company repurchased 624,537 shares of the Company’s common stock at an average price of $28.23 per share for an aggregate purchase price of $17.6 million related to this authorization. In 2011, the Company repurchased 293,829 shares of the Company’s common stock at an average price of $20.40 per share for an aggregate purchase price of $6.0 million related to this authorization. The Company has $51.4 million remaining under this authorization. The Company’s three-year bank syndicated credit facility includes a covenant that limits the annual amount of shares the Company can repurchase to the amount of equity granted in conjunction with the Company’s annual equity compensation awards.

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

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Note 21    Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders’ proportionate share of the equity in a private municipal fund of $26.4 million and private equity investment vehicles aggregating $5.8 million as of December 31, 2011.

Ownership interests in entities held by parties other than the Company’s common shareholders are presented as noncontrolling interests within shareholders’ equity, separate from the Company’s own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company’s common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income or loss applicable to noncontrolling interests is deducted from consolidated net income or loss to determine net income or loss applicable to the Company’s common shareholders. There was no other comprehensive income or loss attributed to noncontrolling interests for the years ended December 31, 2011, 2010 and 2009.

Note 22    Earnings Per Share

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

	Year Ended December 31,
(Amounts in thousands, except per share data)	2011		2010		2009
Net income/(loss) applicable to Piper Jaffray Companies	$(102,020)		$24,362		$30,369
Earnings allocated to participating securities	—		(5,433	)(1)	(5,481	)(1)

Net income/(loss) applicable to Piper Jaffray Companies’ common shareholders(2)	$(102,020)		$18,929		$24,888

Shares for basic and diluted calculations:
Average shares used in basic computation	15,672		15,348		15,952
Stock options	13		30		55
Restricted stock	2,892		—	(1)	—	(1)

Average shares used in diluted computation	18,577	(3)	15,378		16,007

Earnings/(loss) per share:
Basic	$(6.51)		$1.23		$1.56
Diluted	$(6.51	)(3)	$1.23		$1.55

(1)	Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the calculation using the treasury-stock method.

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

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

The anti-dilutive effects from stock options were immaterial for the years ended December 31, 2011, 2010 and 2009.

Note 23    Employee Benefit Plans

The Company has various employee benefit plans, and substantially all employees are covered by at least one plan. The plans include health and welfare plans, a tax-qualified retirement plan (the “Retirement Plan”), a post-retirement medical plan, and a non-qualified retirement plan (“the Non-Qualified Plan”), which was terminated in 2010. During the years ended December 31, 2011, 2010 and 2009, the Company incurred employee benefits expenses of $11.8 million, $12.6 million and $10.9 million, respectively.

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

Non-Qualified Plan and Post-retirement Medical Plan

The Company accounts for its Non-Qualified Plan, which was terminated in 2010, and post-retirement medical plan in accordance with FASB Accounting Standards Codification Topic 715, “Compensation – Retirement Benefits” (“ASC 715”). The Company recognizes the funded status of its plans on the consolidated statements of financial condition with a corresponding adjustment to accumulated other comprehensive income, net of tax. The net unrecognized actuarial losses and unrecognized prior service costs are amortized as a component of net periodic benefit cost. Further, actuarial gains and losses that arise and are not recognized as net periodic benefit cost in the same periods are recognized as a component of other comprehensive income. These amounts are amortized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income.

All employees of the Company who meet defined age and service requirements are eligible to receive post-retirement health care benefits provided under a post-retirement benefit plan established by the Company in 2004. The estimated cost of these retiree health care benefits is accrued during the employees’ active service. For each of the years ended December 31, 2011, 2010 and 2009, the net periodic benefit cost was $0.1 million.

Certain employees participated in the Non-Qualified Plan, an unfunded, non-qualified cash balance pension plan. The Company froze the plan effective January 1, 2004, thereby eliminating future benefits related to pay increases and excluding new participants from the plan. Effective December 31, 2009, the Company resolved to terminate the Non-Qualified Plan through lump sum cash distributions to all participants. These lump-sum cash

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

payments, totaling $10.4 million, were based on the December 31, 2009 actuarial valuation of the Non-Qualified Plan and were distributed on March 15, 2010. During the years ended December 31, 2010 and 2009, the net periodic benefit cost related to the Non-Qualified Plan was $0.1 million and $0.8 million, respectively. In 2010, the Company recognized settlement expense of $0.2 million in compensation and benefits expenses on the consolidated statement of operations related to the settlement of all Non-Qualified Plan liabilities.

Note 24    Stock-Based Compensation

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

The following table provides a summary of the Company’s outstanding equity awards as of December 31, 2011:

Incentive Plan
Restricted Stock
Annual grants	1,615,856
Sign-on grants	464,771
Retention grants	90,060
Performance grants	307,820

2,478,507
Inducement Plan
Restricted Stock	116,610

Total restricted stock related to compensation	2,595,117

ARI deal consideration (1)	556,884

Total restricted stock outstanding	3,152,001

Incentive Plan
Stock options outstanding	502,623

(1)	The Company issued restricted stock as part of deal consideration for ARI. See Note 4 for further discussion.

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock and non-qualified stock options, to the Company’s employees and directors for up to 7.0 million shares of common stock (1.6 million shares remain available for future issuance under the Incentive Plan). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

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

The Company’s Annual Grants are made each year in February. Prior to 2011, Annual Grants had three-year cliff vesting periods. Beginning in 2011, Annual Grants vest ratably over three years in equal installments. The Annual Grants provide for continued vesting after termination of employment, so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreements entered into upon termination. The vesting period refers to the period in which post-termination restrictions apply. The Company determined the service inception date precedes the grant date for the Annual Grants, and that the post-termination restrictions do not meet the criteria for an in-substance service condition, as defined by ASC 718. Accordingly, restricted stock granted as part of the Annual Grants is expensed in the one-year period in which those awards are deemed to be earned, which is generally the calendar year preceding the February grant date. For example, the Company recognized compensation expense during fiscal 2011 for our February 2012 Annual Grant. If an equity award related to the Annual Grants is forfeited as a result of violating the post-termination restrictions, the lower of the fair value of the award at grant date or the fair value of the award at the date of forfeiture is recorded within the consolidated statements of operations as other income. The Company recorded $3.5 million, $5.3 million and $3.6 million of forfeitures through other income for the years ended December 31, 2011, 2010 and 2009, respectively.

Sign-on Grants are used as a recruiting tool for new employees and are issued to current employees as a retention tool. The majority of these awards have three-year cliff vesting terms and employees must fulfill service requirements in exchange for rights to the awards. Compensation expense is amortized on a straight-line basis from the grant date over the requisite service period. Employees forfeit unvested shares upon termination of employment and a reversal of compensation expense is recorded.

Retention Grants are subject to ratable vesting based upon a five-year service requirement and are amortized as compensation expense on a straight-line basis from the grant date over the requisite service period. Employees forfeit unvested retention shares upon termination of employment and a reversal of compensation expense is recorded.

Performance-based restricted stock awards granted in 2008 and 2009 cliff vest upon meeting a specific performance-based metric prior to May 2013. Performance Grants are amortized on a straight-line basis over the period the Company expects the performance target to be met. The performance condition must be met for the awards to vest and total compensation cost will be recognized only if the performance condition is satisfied. The probability that the performance conditions will be achieved and that the awards will vest is reevaluated each reporting period with changes in actual or estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. In the third quarter of 2010, the Company deemed it improbable that the performance condition related to the Performance Grants would be met. As a result, the Company recorded a $6.6 million cumulative effect compensation expense reversal in the third quarter of 2010. As of December 31, 2011, we continue to believe it is improbable that the performance condition will be met prior to the expiration of the award.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Annually, the Company grants stock to its non-employee directors. The stock-based compensation paid to non-employee directors is fully expensed on the grant date and included within outside services expense on the consolidated statements of operations.

Stock Options

The Company previously granted options to purchase Piper Jaffray Companies common stock to employees and non-employee directors in fiscal years 2004 through 2008. Employee and director options were expensed by the Company on a straight-line basis over the required service period, based on the estimated fair value of the award on the date of grant using a Black-Scholes option-pricing model. As described above pertaining to the Company’s Annual Grants of restricted shares, stock options granted to employees were expensed in the calendar year preceding the annual February grant date. For example, the Company recognized compensation expense during fiscal 2007 for its February 2008 option grant. The maximum term of the stock options granted to employees and directors is ten years. The Company has not granted stock options since 2008.

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

Stock-Based Compensation

The Company recorded total compensation expense of $25.7 million, $35.4 million and $44.3 million for the years ended December 31, 2011, 2010 and 2009, respectively, related to employee restricted stock awards. The tax benefit related to stock-based compensation costs totaled $10.0 million, $13.9 million and $17.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

The following table summarizes the changes in the Company’s unvested restricted stock (including the unvested restricted stock issued as part of the deal consideration for ARI) under the Incentive Plan and Inducement Plan for the years ended December 31, 2011, 2010 and 2009:

	Unvested Restricted Stock	Weighted Average Grant Date Fair Value
December 31, 2008	3,177,945	$46.87
Granted	908,188	26.58
Vested	(477,602)	47.94
Canceled	(95,782)	43.29

December 31, 2009	3,512,749	$40.46
Granted	1,958,608	43.09
Vested	(682,988)	63.18
Canceled	(265,185)	39.07

December 31, 2010	4,523,184	$39.84
Granted	663,887	40.87
Vested	(1,791,712)	37.77
Canceled	(243,358)	39.03

December 31, 2011	3,152,001	$38.79

The fair value of restricted stock that vested during the years ended December 31, 2011, 2010 and 2009 was $67.7 million, $43.2 million and $22.9 million, respectively.

As of December 31, 2011, there was $10.5 million of total unrecognized compensation cost related to restricted stock expected to be recognized over a weighted average period of 2.18 years.

The following table summarizes the changes in the Company’s outstanding stock options for the years ended December 31, 2011, 2010 and 2009:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
December 31, 2008	571,067	$44.27	6.7	$322,749
Granted	—	—
Exercised	(30,213)	39.92
Canceled	(2,050)	41.19

December 31, 2009	538,804	$44.50	5.7	$4,237,480
Granted	—	—
Exercised	(2,456)	40.06
Canceled	(20,856)	41.89

December 31, 2010	515,492	$44.64	4.9	$166,406
Granted	—	—
Exercised	(1,023)	39.62
Canceled	(11,846)	42.19

December 31, 2011	502,623	$44.71	3.9	$—
Options exercisable at December 31, 2009	390,854	$43.35	4.8	$3,126,838
Options exercisable at December 31, 2010	386,605	$45.82	4.1	$166,406
Options exercisable at December 31, 2011	502,623	$44.71	3.9	$—

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Additional information regarding Piper Jaffray Companies options outstanding as of December 31, 2011 is as follows:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$28.01	22,852	3.3	$28.01	22,852	$28.01
$33.40	4,001	3.6	$33.40	4,001	$33.40
$39.62	150,687	3.2	$39.62	150,687	$39.62
$41.09	128,887	6.1	$41.09	128,887	$41.09
$47.30 — $51.05	148,783	2.5	$47.72	148,783	$47.72
$70.13 — $70.65	47,413	4.9	$70.26	47,413	$70.26

As of December 31, 2011, there was no unrecognized compensation cost related to stock options expected to be recognized over future years.

Cash received from option exercises for the years ended December 31, 2011, 2010 and 2009 was $0.1 million, $0.1 million and $1.2 million, respectively. The fair value of options exercised during the years ended December 31, 2011 and 2010 was immaterial, respectively. The fair value of options exercised during the year ended December 31, 2009 was $0.5 million. The tax benefit realized for the tax deductions from option exercises was immaterial for the years ended December 31, 2011 and 2010. The tax benefit realized for tax deductions totaled $0.5 million for the year ended December 31, 2009.

The Company has a policy of issuing shares out of treasury (to the extent available) to satisfy share option exercises and restricted stock vesting. The Company expects to withhold approximately 0.4 million shares from employee equity awards vesting in 2012, related to the payment of individual income tax on restricted stock vesting. For accounting purposes, withholding shares to cover employees’ tax obligations is deemed to be a repurchase of shares by the Company.

Note 25    Segment Reporting

On March 1, 2010, the Company completed the purchase of ARI, which expanded the Company’s asset management business and resulted in a change to its reportable business segments in 2010. In connection with this change, the Company reclassified 2009 segment results to conform to the 2010 and 2011 presentation.

Basis for Presentation

The Company structures its segments primarily based upon the nature of the financial products and services provided to customers and the Company’s management organization. The Company evaluates performance and allocates resources based on segment pre-tax operating income or loss and segment pre-tax operating margin. Revenues and expenses directly associated with each respective segment are included in determining their operating results. Other revenues and expenses that are not directly attributable to a particular segment are allocated based upon the Company’s allocation methodologies, including each segment’s respective net revenues, use of shared resources, headcount or other relevant measures. The financial management of assets is performed on an enterprise-wide basis. As such, assets are not assigned to the business segments.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Reportable segment financial results are as follows:

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Capital Markets
Investment banking
Financing
Equities	$79,600	$113,711	$81,668
Debt	54,566	65,958	79,104
Advisory services	78,684	90,396	49,518

Total investment banking	212,850	270,065	210,290
Institutional sales and trading
Equities	92,412	106,206	120,488
Fixed income	75,794	79,833	117,176

Total institutional sales and trading	168,206	186,039	237,664
Other income	5,882	6,763	5,922

Net revenues	386,938	462,867	453,876
Non-interest expenses
Goodwill impairment	120,298	—	—
Operating expenses(1)	370,918	421,707	394,506

Total non-interest expenses	491,216	421,707	394,506
Segment pre-tax operating income/(loss)	$(104,278)	$41,160	$59,370

Segment pre-tax operating margin	N/M	8.9%	13.1%

Asset Management
Management and performance fees
Management fees	$67,606	$58,080	$13,891
Performance fees	2,283	8,747	790

Total management and performance fees	69,889	66,827	14,681
Other income	1,298	380	233

Net revenues	71,187	67,207	14,914
Operating expenses(1)	56,590	51,083	17,672

Segment pre-tax operating income/(loss)	$14,597	$16,124	$(2,758)

Segment pre-tax operating margin	20.5%	24.0%	N/M
Total
Net revenues	$458,125	$530,074	$468,790
Non-interest expenses
Goodwill impairment	120,298	—	—
Operating expenses(1)	427,508	472,790	412,178

Total non-interest expenses	547,806	472,790	412,178
Total segment pre-tax operating income/(loss)	$(89,681)	$57,284	$56,612

Pre-tax operating margin	N/M	10.8%	12.1%

N/M — Not meaningful

(1)	Operating expenses include intangible asset amortization as set forth in the table below:

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Capital Markets	$—	$—	$—
Asset Management	8,276	7,546	2,456

Total intangible asset amortization expense	$8,276	$7,546	$2,456

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Geographic Areas

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are conducted through European and Asian locations. Net revenues disclosed in the following table reflect the regional view, with financing revenues allocated to geographic locations based upon the location of the issuing client, advisory revenues allocated based upon the location of the investment banking team and net institutional sales and trading revenues allocated based upon the location of the client. Asset management revenues are allocated to the U.S. based upon the geographic location of the Company’s asset management team.

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Net revenues:
United States	$425,100	$466,159	$427,759
Asia	16,589	42,330	21,416
Europe	16,436	21,585	19,615

Consolidated	$458,125	$530,074	$468,790

Long-lived assets are allocated to geographic locations based upon the location of the asset. The following table presents long-lived assets by geographic region:

	December 31,
(Dollars in thousands)	2011	2010
Long-lived assets:
United States	$317,187	$451,892
Asia	2,055	13,391
Europe	1,287	547

Consolidated	$320,529	$465,830

Note 26    Net Capital Requirements and Other Regulatory Matters

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

At December 31, 2011, net capital calculated under the SEC rule was $227.4 million, and exceeded the minimum net capital required under the SEC rule by $226.4 million.

The Company’s short-term committed credit facility of $250 million includes a covenant requiring Piper Jaffray to maintain minimum net capital of $150 million. In addition, the Company’s three-year bank syndicated credit facility includes a similar covenant, requiring minimum net capital of $160 million.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the U.K. Financial Services Authority (“FSA”). As of December 31, 2011, Piper Jaffray Ltd. was in compliance with the capital requirements of the FSA.

Piper Jaffray Asia Holdings Limited operates three entities licensed by the Hong Kong Securities and Futures Commission, which are subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rules promulgated under the Securities and Futures Ordinance. As of December 31, 2011, Piper Jaffray Asia regulated entities were in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Ordinance.

Note 27    Income Taxes

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

The components of income tax expense are as follows:

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Current:
Federal	$(6,203)	$11,474	$19,420
State	27	3,860	2,636
Foreign	—	142	308

	(6,176)	15,476	22,364

Deferred:
Federal	13,924	15,973	2,825
State	2,491	1,469	1,810
Foreign	637	436	(816)

	17,052	17,878	3,819

Total income tax expense	$10,876	$33,354	$26,183

A reconciliation of federal income taxes at statutory rates to the Company’s effective tax rates for the fiscal years ended December 31, is as follows:

(Dollars in thousands)	2011	2010	2009
Federal income tax expense/(benefit) at statutory rates	$(31,389)	$20,050	$19,814
Increase/(reduction) in taxes resulting from:
Goodwill impairment	40,440	—	—
State income taxes, net of federal tax benefit	1,250	3,136	3,091
Net tax-exempt interest income	(3,308)	(2,065)	(2,914)
Foreign jurisdictions tax rate differential	1,955	1,118	1,294
Change in valuation allowance	868	3,373	2,370
Restricted stock deferred tax asset write-off	557	5,799	1,279
Loss/(income) attributable to noncontrolling interests	(512)	151	(21)
Other, net	1,015	1,792	1,270

Total income tax expense	$10,876	$33,354	$26,183

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

In accordance with ASC 740, U.S. income taxes are not provided on undistributed earnings of international subsidiaries that are permanently reinvested. As of December 31, 2011, undistributed earnings permanently reinvested in the Company’s foreign subsidiaries were not material.

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

(Dollars in thousands)	2011	2010
Deferred tax assets:
Deferred compensation	$41,746	$55,041
Net operating loss carry forwards	11,703	10,876
Liabilities/accruals not currently deductible	1,989	3,206
Pension and retirement costs	314	259
Other	5,101	5,379

Total deferred tax assets	60,853	74,761
Valuation allowance	(9,247)	(8,373)

Deferred tax assets after valuation allowance	51,606	66,388

Deferred tax liabilities:
Goodwill amortization	3,340	2,725
Unrealized gains on firm investments	1,444	655
Fixed assets	1,444	125
Other	298	703

Total deferred tax liabilities	6,526	4,208

Net deferred tax assets	$45,080	$62,180

The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. The Company believes that its future tax profits will be sufficient to recognize its U.S. deferred tax assets. As of December 31, 2011, the Company has recorded a $6.2 million valuation allowance for its U.K. subsidiary’s net operating loss carry forwards and a $3.0 million valuation allowance related to its Hong Kong subsidiary’s net operating loss carry forwards.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

The Company accounts for unrecognized tax benefits in accordance with the provisions of ASC 740, which requires tax reserves to be recorded for uncertain tax positions on the consolidated statements of financial condition. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)
Balance at December 31, 2008	$10,200
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(100)
Settlements	(500)

Balance at December 31, 2009	$9,600
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(30)
Settlements	(60)

Balance at December 31, 2010	$9,510
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(595)
Settlements	—

Balance at December 31, 2011	$8,915

Approximately $5.8 million of the Company’s unrecognized tax benefits would impact the annual effective tax rate if recognized. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2011, 2010 and 2009, the Company recognized approximately $0.3 million, $0.7 million and $0.6 million, respectively, in interest and penalties. The Company had approximately $2.6 million and $2.3 million for the payment of interest and penalties accrued at December 31, 2011 and 2010, respectively. The Company or one of its subsidiaries files income tax returns with the various states and foreign jurisdictions in which the Company operates. The Company is not subject to U.S. federal tax authorities for years before 2009 and is not subject to state and local or non-U.S. tax authorities for taxable years before 2006. The Company does not currently anticipate a change in the Company’s unrecognized tax benefits balance within the next twelve months for the expiration of various statutes of limitation or for resolution of U.S. federal and state examinations.

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Note 28    Piper Jaffray Companies (Parent Company only)

Condensed Statements of Financial Condition

	December 31,
(Amounts in thousands)	2011	2010
Assets
Cash and cash equivalents	$14,493	$7,513
Investment in and advances to subsidiaries	845,612	962,694
Goodwill	—	9,247
Other assets	1,969	3,362

Total assets	$862,074	$982,816

Liabilities and Shareholders’ Equity
Bank syndicated financing	$115,000	$125,000
Accrued compensation	17,117	31,771
Other liabilities and accrued expenses	11,566	12,733

Total liabilities	143,683	169,504

Shareholders’ equity	718,391	813,312

Total liabilities and shareholders’ equity	$862,074	$982,816

Condensed Statements of Operations

	Year Ended December 31,
(Amounts in thousands)	2011	2010	2009
Revenues:
Dividends from subsidiaries	$80,483	$201,000	$—
Interest	31	194	4
Unrealized loss on investments	—	—	(57)

Total revenues	80,514	201,194	(53)

Interest expense	5,392	5,451	—

Net revenues	75,122	195,743	(53)

Expenses:
Total expenses	13,044	4,710	5,336

Income/(loss) before income tax expense/(benefit) and equity in undistributed income of subsidiaries	62,078	191,033	(5,389)
Income tax expense/(benefit)	(3,128)	112,404	(2,101)

Income/(loss) of parent company	65,206	78,629	(3,288)
Equity in undistributed/(distributed in excess of) income of subsidiaries	(167,226)	(54,267)	33,657

Net income/(loss)	$(102,020)	$24,362	$30,369

Piper Jaffray Companies

Notes to the Consolidated Financial Statements — (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2011	2010	2009
Operating Activities:
Net income/(loss)	$(102,020)	$24,362	$30,369
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Stock-based compensation	437	300	318
Goodwill impairment	9,247	—	—
Equity distributed in excess of/(in undistributed) income of subsidiaries	167,226	54,267	(33,657)

Net cash provided by/(used in) operating activities	74,890	78,929	(2,970)

Financing Activities:
Increase/(decrease) in bank syndicated financing	(10,000)	125,000	—
Issuance/(repayment) of variable rate senior notes	—	(120,000)	120,000
Advances to subsidiaries	(51,916)	(29,369)	(93,119)
Repurchases of common stock	(5,994)	(47,610)	(23,908)

Net cash provided by/(used in) financing activities	(67,910)	(71,979)	2,973

Net increase in cash and cash equivalents	6,980	6,950	3
Cash and cash equivalents at beginning of year	7,513	563	560

Cash and cash equivalents at end of year	$14,493	$7,513	$563

Supplemental disclosures of cash flow information
Cash received/(paid) during the year for:
Interest	$(5,361)	$(5,257)	$4
Income taxes	$3,128	$(112,404)	$2,101

Supplemental Information

Quarterly Information (unaudited)

	2011 Fiscal Quarter
	First	Second	Third		Fourth
(Amounts in thousands, except per share data)
Total revenues	$132,941	$143,642	$107,070		$106,049
Interest expense	8,161	7,693	8,894		6,829
Net revenues	124,780	135,949	98,176		99,220
Non-interest expenses	113,246	118,815	97,876		217,869	(1)
Income/(loss) before income tax expense	11,534	17,134	300		(118,649)
Income tax expense/(benefit)	4,115	5,987	3,676		(2,902)
Net income/(loss)	7,419	11,147	(3,376)		(115,747)
Net income applicable to noncontrolling interests	186	453	207		617
Net income/(loss) applicable to Piper Jaffray Companies	$7,233	$10,694	$(3,583)		$(116,364)
Net income/(loss) applicable to Piper Jaffray Companies’ common shareholders	$5,711	$8,760	$(3,583	)(2)	$(116,364	)(2)
Earnings/(loss) per common share
Earnings/(loss) per basic common share	$0.38	$0.55	$(0.23)		$(7.38)
Earnings/(loss) per diluted common share	$0.38	$0.55	$(0.23	)(3)	$(7.38	)(3)
Weighted average number of common shares
Basic	15,177	15,840	15,889		15,773
Diluted	15,224	15,845	15,899	(3)	15,773	(3)

(1)	Includes a $120.3 million goodwill impairment charge.

(2)	No allocation of income was made due to loss position.

(3)	Earnings per diluted common shares is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred.

	2010 Fiscal Quarter
	First	Second	Third	Fourth
(Amounts in thousands, except per share data)
Total revenues	$118,373	$137,510	$124,616	$184,562
Interest expense	8,787	9,857	8,153	8,190
Net revenues	109,586	127,653	116,463	176,372
Non-interest expenses	100,515	115,892	103,173	153,210
Income before income tax expense	9,071	11,761	13,290	23,162
Income tax expense	8,645	4,458	6,524	13,727
Net income	426	7,303	6,766	9,435
Net income/(loss) applicable to noncontrolling interests	(84)	(75)	(288)	15
Net income applicable to Piper Jaffray Companies	$510	$7,378	$7,054	$9,420
Net income applicable to Piper Jaffray Companies’ common shareholders	$409	$5,712	$5,415	$7,198
Earnings per common share
Earnings per basic common share	$0.03	$0.36	$0.36	$0.49
Earnings per diluted common share	$0.03	$0.36	$0.36	$0.49
Weighted average number of common shares
Basic	15,837	15,901	15,035	14,635
Diluted	15,924	15,925	15,038	14,639

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

During the fourth quarter of our fiscal year ended December 31, 2011, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the attestation report of our independent registered public accounting firm on management’s assessment of internal control over financial reporting are included in Part II, Item 8 entitled “Financial Statements and Supplemental Information” and are incorporated herein by reference.

ITEM 9B.    OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding our executive officers included in Part I of this Form 10-K under the caption “Executive Officers” is incorporated herein by reference. The information in the definitive proxy statement for our 2012 annual meeting of shareholders to be held on May 9, 2012, under the captions “Item I — Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance — Committees of the Board-Audit Committee,” “Information Regarding the Board of Directors and Corporate Governance — Codes of Ethics and Business Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

The information in the definitive proxy statement for our 2012 annual meeting of shareholders to be held on May 9, 2012, under the captions “Executive Compensation,” “Certain Relationships and Related Transactions — Compensation Committee Interlocks and Insider Participation,” “Information Regarding the Board of Directors and Corporate Governance — Compensation Program for Non-Employee Directors” and “Information Regarding the Board of Directors and Corporate Governance — Non-Employee Director Compensation for 2011” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information in the definitive proxy statement for our 2012 annual meeting of shareholders to be held on May 9, 2012, under the captions “Security Ownership — Beneficial Ownership of Directors, Nominees and Executive Officers,” “Security Ownership — Beneficial Owners of More than Five Percent of Our Common Stock” and “Executive Compensation — Outstanding Equity Awards” are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information in the definitive proxy statement for our 2012 annual meeting of shareholders to be held on May 9, 2012, under the captions “Information Regarding the Board of Directors and Corporate Governance — Director Independence,” “Certain Relationships and Related Transactions — Transactions with Related Persons” and “Certain Relationships and Related Transactions — Review and Approval of Transactions with Related Persons” is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information in the definitive proxy statement for our 2012 annual meeting of shareholders to be held on May 9, 2012, under the captions “Audit Committee Report and Payment of Fees to Our Independent Auditor — Auditor Fees” and “Audit Committee Report and Payment of Fees to Our Independent Auditor — Auditor Services Pre-Approval Policy” is incorporated herein by reference.

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

(a)(3)    EXHIBITS.

Exhibit Number	Description	Method of Filing

2.1	Separation and Distribution Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies #	(1)

2.2	Asset Purchase Agreement dated April 10, 2006, among Piper Jaffray Companies, Piper Jaffray & Co. and UBS Financial Services Inc. #	(2)

2.3	Agreement of Purchase and Sale dated April 12, 2007 among Piper Jaffray Companies, Piper Jaffray Newco Inc., WG CAR, LLC, Charles D. Walbrandt, Joseph E. Gallagher, Jr., Wiley D. Angell, James J. Cunnane, Jr. and Mohammed Riad #	(3)

Exhibit Number	Description	Method of Filing

2.4	Amendment to Agreement of Purchase and Sale dated September 14, 2007 among Piper Jaffray Companies, Piper Jaffray Investment Management Inc. (formerly known as Piper Jaffray Newco Inc.), WG CAR, LLC, Charles D. Walbrandt, Joseph E. Gallagher, Jr., Wiley D. Angell, James J. Cunnane, Jr. and Mohammed Riad	(4)

2.5	Equity Purchase Agreement, dated July 3, 2007, among Piper Jaffray Companies, all owners of the equity interests in Goldbond Capital Holdings Limited (“Sellers”), Ko Po Ming, and certain individuals and entities who are owners of certain Sellers #	(5)

2.6	Securities Purchase Agreement dated December 20, 2009 among Piper Jaffray Companies, Piper Jaffray Newco Inc., Advisory Research Holdings, Inc., each of the persons listed on the signature page thereto and Brien M. O’Brien and TA Associates, Inc #	(6)

3.1	Amended and Restated Certificate of Incorporation	(7)

3.2	Amended and Restated Bylaws	(7)

4.1	Form of Specimen Certificate for Piper Jaffray Companies Common Stock	(8)

4.2	Rights Agreement, dated as of December 31, 2003, between Piper Jaffray Companies and Mellon Investor Services LLC, as Rights Agent #	(1)

4.3	Indenture dated as of December 28, 2009, between Piper Jaffray & Co. and the Bank of New York Mellon #	(9)

10.1	Sublease Agreement, dated as of September 18, 2003, between U.S. Bancorp and U.S. Bancorp Piper Jaffray Inc. #	(10)

10.2	First Amendment to Sublease Agreement, by and among U.S. Bancorp and Piper Jaffray & Co. dated March 26, 2010.	(11)

10.3	U.S. Bancorp Piper Jaffray Inc. Second Century 2000 Deferred Compensation Plan*	(1)

10.4	U.S. Bancorp Piper Jaffray Inc. Second Century Growth Deferred Compensation Plan (As Amended and Restated Effective September 30, 1998)*	(1)

10.5	Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(12)

10.6	Form of Restricted Stock Agreement for Leadership Team Performance Grants in 2008 under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(13)

10.7	Form of Restricted Stock Agreement for Employee Grants in 2010 (related to 2009 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(14)

10.8	Form of Restricted Stock Agreement for Employee Grants in 2011 and 2012 (related to 2010 and 2011 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(15)

10.9	Form of Stock Option Agreement for Employee Grants in 2004 and 2005 (related to 2003 and 2004 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(16)

10.10	Form of Stock Option Agreement for Employee Grants in 2006 (related to 2005 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(17)

Exhibit Number	Description	Method of Filing

10.11	Form of Stock Option Agreement for Employee Grants in 2007 and 2008 (related to 2006 and 2007 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(18)

10.12	Form of Stock Option Agreement for Non-Employee Director Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(16)

10.13	Piper Jaffray Companies Deferred Compensation Plan for Non-Employee Directors*	(15)

10.14	Summary of Non-Employee Director Compensation Program*	Filed herewith

10.15	Form of Notice Period Agreement*	(18)

10.16	Loan Agreement (Broker-Dealer VRDN), dated September 30, 2008, between Piper Jaffray & Co. and U.S. Bank National Association #	(19)

10.17	First Amendment to Loan Agreement (Broker-Dealer VRDN), dated November 3, 2008 between Piper Jaffray & Co. and U.S. Bank National Association #	(14)

10.18	Second Amendment to Loan Agreement (Broker-Dealer VRDN), dated September 25, 2009 between Piper Jaffray & Co. and U.S. Bank National Association #	(14)

10.19	Third Amendment to Loan Agreement (Broker-Dealer VRDN), dated September 30, 2010 between Piper Jaffray & Co. and U.S. Bank National Association	(20)

10.20	Fourth Amendment to Loan Agreement (Broker-Dealer VRDN), dated December 31, 2010 between Piper Jaffray & Co. and U.S. Bank National Association	(15)

10.21	Fifth Amendment to Loan Agreement (Broker-Dealer VRDN), dated December 30, 2011 between Piper Jaffray & Co. and U.S. Bank National Association	Filed herewith

10.22	Credit Agreement, dated December 29, 2010, by and among the Company, SunTrustBank, as administrative agent, and the lenders party thereto	(21)

10.23	First Amendment to Credit Agreement and Waiver, dated August 12, 2011, by and among the Company, SunTrustBank, as administrative agent, and the lenders party thereto	(22)

10.24	Second Amendment to Credit Agreement, dated January 25, 2012, by and among the Company, SunTrustBank, as administrative agent, and the lenders party thereto	Filed herewith

10.25	Letter Agreement between the Company and Brien M. O’Brien*	(11)

10.26	Restricted Stock Agreement with Brien O’Brien*	(11)

10.27	Amendment to Restricted Stock Agreement with Brien O’Brien*	Filed herewith

10.28	Employment Agreement between the Company and Brien M. O’Brien*	(23)

10.29	Piper Jaffray Companies Mutual Fund Restricted Share Investment Plan*	Filed herewith

10.30	Form of Mutual Fund Restricted Share Agreement*	Filed herewith

21.1	Subsidiaries of Piper Jaffray Companies	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

24.1	Power of Attorney	Filed herewith

Exhibit Number	Description	Method of Filing

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certifications	Filed herewith

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

#	The Company hereby agrees to furnish supplementally to the Commission upon request any omitted exhibit or schedule.

(1)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year end December 31, 2003, filed with the Commission on March 8, 2004, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on April 11, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on April 13, 2007, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on September 14, 2007, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on July 3, 2007, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on December 21, 2009, and incorporated herein by reference.

(7)	File as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2007, filed with the Commission on August 3, 2007, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Form 10, filed with the Commission on June 25, 2003, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on December 30, 2009, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Amendment No. 2 to Form 10, filed with the Commission on October 23, 2003, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Form 10-Q For the quarterly period ended March 31, 2010, filed with the Commission on May 7, 2010, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Form 10-Q for the year ended June 30, 2009, filed with the Commission on July 31, 2009, and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Form 10-Q for the year ended June 30, 2008, filed with the Commission on August 1, 2008, and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Form 10-K For the year ended December 31, 2009, filed with the Commission on February 26, 2010, and incorporated herein by reference.

(15)	Filed as an exhibit to the Company’s Form 10-K For the year ended December 31, 2010, filed with the Commission on February 28, 2011, and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, filed with the Commission on August 4, 2004, and incorporated herein by reference.

(17)	Filed as an exhibit to the Company’s Form 10-K For the year ended December 31, 2005, filed with the Commission on March 1, 2006, and incorporated herein by reference.

(18)	Filed as an exhibit to the Company’s Form 10-K For the year ended December 31, 2006, filed with the Commission on March 1, 2007, and incorporated herein by reference.

(19)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2008, filed with the Commission on November 10, 2008, and incorporated herein by reference.

(20)	Filed as an exhibit to the Company’s Form 10-Q For the quarterly period ended September 30, 2010, filed with the Commission on November 3, 2010, and incorporated herein by reference.

(21)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on December 30, 2010, and incorporated herein by reference.

(22)	Filed as an exhibit to the Company’s Form 10-Q For the quarterly period ended September 30, 2011, filed with the Commission on November 3, 2011, and incorporated herein by reference.

(23)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on January 11, 2011, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2012.

PIPER JAFFRAY COMPANIES

By	/s/ Andrew S. Duff
Its Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2012.

SIGNATURE	TITLE

/s/ Andrew S. Duff Andrew S. Duff	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Debbra L. Schoneman Debbra L. Schoneman	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Michael R. Francis Michael R. Francis	Director

/s/ B. Kristine Johnson B. Kristine Johnson	Director

/s/ Addison L. Piper Addison L. Piper	Director

/s/ Lisa K. Polsky Lisa K. Polsky	Director

/s/ Frank L. Sims Frank L. Sims	Director

/s/ Jean M. Taylor Jean M. Taylor	Director

/s/ Michele Volpi Michele Volpi	Director

/s/ Hope Woodhouse Hope Woodhouse	Director

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

2.1	Separation and Distribution Agreement, dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies #	(1)

2.2	Asset Purchase Agreement dated April 10, 2006, among Piper Jaffray Companies, Piper Jaffray & Co. and UBS Financial Services Inc. #	(2)

2.3	Agreement of Purchase and Sale dated April 12, 2007 among Piper Jaffray Companies, Piper Jaffray Newco Inc., WG CAR, LLC, Charles D. Walbrandt, Joseph E. Gallagher, Jr., Wiley D. Angell, James J. Cunnane, Jr. and Mohammed Riad #	(3)

2.4	Amendment to Agreement of Purchase and Sale dated September 14, 2007 among Piper Jaffray Companies, Piper Jaffray Investment Management Inc. (formerly known as Piper Jaffray Newco Inc.), WG CAR, LLC, Charles D. Walbrandt, Joseph E. Gallagher, Jr., Wiley D. Angell, James J. Cunnane, Jr. and Mohammed Riad	(4)

2.5	Equity Purchase Agreement, dated July 3, 2007, among Piper Jaffray Companies, all owners of the equity interests in Goldbond Capital Holdings Limited (“Sellers”), Ko Po Ming, and certain individuals and entities who are owners of certain Sellers #	(5)

2.6	Securities Purchase Agreement dated December 20, 2009 among Piper Jaffray Companies, Piper Jaffray Newco Inc., Advisory Research Holdings, Inc., each of the persons listed on the signature page thereto and Brien M. O’Brien and TA Associates, Inc #	(6)

3.1	Amended and Restated Certificate of Incorporation	(7)

3.2	Amended and Restated Bylaws	(7)

4.1	Form of Specimen Certificate for Piper Jaffray Companies Common Stock	(8)

4.2	Rights Agreement, dated as of December 31, 2003, between Piper Jaffray Companies and Mellon Investor Services LLC, as Rights Agent #	(1)

4.3	Indenture dated as of December 28, 2009, between Piper Jaffray & Co. and the Bank of New York Mellon #	(9)

10.1	Sublease Agreement, dated as of September 18, 2003, between U.S. Bancorp and U.S. Bancorp Piper Jaffray Inc. #	(10)

10.2	First Amendment to Sublease Agreement, by and among U.S. Bancorp and Piper Jaffray & Co. dated March 26, 2010.	(11)

10.3	U.S. Bancorp Piper Jaffray Inc. Second Century 2000 Deferred Compensation Plan*	(1)

10.4	U.S. Bancorp Piper Jaffray Inc. Second Century Growth Deferred Compensation Plan (As Amended and Restated Effective September 30, 1998)*	(1)

10.5	Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(12)

10.6	Form of Restricted Stock Agreement for Leadership Team Performance Grants in 2008 under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(13)

10.7	Form of Restricted Stock Agreement for Employee Grants in 2010 (related to 2009 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(14)

10.8	Form of Restricted Stock Agreement for Employee Grants in 2011 and 2012 (related to 2010 and 2011 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(15)

10.9	Form of Stock Option Agreement for Employee Grants in 2004 and 2005 (related to 2003 and 2004 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(16)

10.10	Form of Stock Option Agreement for Employee Grants in 2006 (related to 2005 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(17)

1

Exhibit Number	Description	Method of Filing

10.11	Form of Stock Option Agreement for Employee Grants in 2007 and 2008 (related to 2006 and 2007 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(18)

10.12	Form of Stock Option Agreement for Non-Employee Director Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	(16)

10.13	Piper Jaffray Companies Deferred Compensation Plan for Non-Employee Directors*	(15)

10.14	Summary of Non-Employee Director Compensation Program*	Filed herewith

10.15	Form of Notice Period Agreement*	(18)

10.16	Loan Agreement (Broker-Dealer VRDN), dated September 30, 2008, between Piper Jaffray & Co. and U.S. Bank National Association #	(19)

10.17	First Amendment to Loan Agreement (Broker-Dealer VRDN), dated November 3, 2008 between Piper Jaffray & Co. and U.S. Bank National Association #	(14)

10.18	Second Amendment to Loan Agreement (Broker-Dealer VRDN), dated September 25, 2009 between Piper Jaffray & Co. and U.S. Bank National Association #	(14)

10.19	Third Amendment to Loan Agreement (Broker-Dealer VRDN), dated September 30, 2010 between Piper Jaffray & Co. and U.S. Bank National Association	(20)

10.20	Fourth Amendment to Loan Agreement (Broker-Dealer VRDN), dated December 31, 2010 between Piper Jaffray & Co. and U.S. Bank National Association	(15)

10.21	Fifth Amendment to Loan Agreement (Broker-Dealer VRDN), dated December 30, 2011 between Piper Jaffray & Co. and U.S. Bank National Association	Filed herewith

10.22	Credit Agreement, dated December 29, 2010, by and among the Company, SunTrustBank, as administrative agent, and the lenders party thereto	(21)

10.23	First Amendment to Credit Agreement and Waiver, dated August 12, 2011, by and among the Company, SunTrustBank, as administrative agent, and the lenders party thereto	(22)

10.24	Second Amendment to Credit Agreement, dated January 25, 2012, by and among the Company, SunTrustBank, as administrative agent, and the lenders party thereto	Filed herewith

10.25	Letter Agreement between the Company and Brien M. O’Brien*	(11)

10.26	Restricted Stock Agreement with Brien O’Brien*	(11)

10.27	Amendment to Restricted Stock Agreement with Brien O’Brien*	Filed herewith

10.28	Employment Agreement between the Company and Brien M. O’Brien*	(23)

10.29	Piper Jaffray Companies Mutual Fund Restricted Share Investment Plan*	Filed herewith

10.30	Form of Mutual Fund Restricted Share Agreement*	Filed herewith

21.1	Subsidiaries of Piper Jaffray Companies	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

24.1	Power of Attorney	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certifications	Filed herewith

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

#	The Company hereby agrees to furnish supplementally to the Commission upon request any omitted exhibit or schedule.

(1)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year end December 31, 2003, filed with the Commission on March 8, 2004, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on April 11, 2006, and incorporated herein by reference.

2

(3)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on April 13, 2007, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on September 14, 2007, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on July 3, 2007, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on December 21, 2009, and incorporated herein by reference.

(7)	File as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2007, filed with the Commission on August 3, 2007, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Form 10, filed with the Commission on June 25, 2003, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on December 30, 2009, and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Amendment No. 2 to Form 10, filed with the Commission on October 23, 2003, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Form 10-Q For the quarterly period ended March 31, 2010, filed with the Commission on May 7, 2010, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Form 10-Q for the year ended June 30, 2009, filed with the Commission on July 31, 2009, and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Form 10-Q for the year ended June 30, 2008, filed with the Commission on August 1, 2008, and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Form 10-K For the year ended December 31, 2009, filed with the Commission on February 26, 2010, and incorporated herein by reference.

(15)	Filed as an exhibit to the Company’s Form 10-K For the year ended December 31, 2010, filed with the Commission on February 28, 2011, and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, filed with the Commission on August 4, 2004, and incorporated herein by reference.

(17)	Filed as an exhibit to the Company’s Form 10-K For the year ended December 31, 2005, filed with the Commission on March 1, 2006, and incorporated herein by reference.

(18)	Filed as an exhibit to the Company’s Form 10-K For the year ended December 31, 2006, filed with the Commission on March 1, 2007, and incorporated herein by reference.

(19)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2008, filed with the Commission on November 10, 2008, and incorporated herein by reference.

(20)	Filed as an exhibit to the Company’s Form 10-Q For the quarterly period ended September 30, 2010, filed with the Commission on November 3, 2010, and incorporated herein by reference.

(21)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on December 30, 2010, and incorporated herein by reference.

(22)	Filed as an exhibit to the Company’s Form 10-Q For the quarterly period ended September 30, 2011, filed with the Commission on November 3, 2011, and incorporated herein by reference.

(23)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on January 11, 2011, and incorporated herein by reference.

3