Form 10-Q
period 2012-03-31
PIPER JAFFRAY COMPANIES
filed 2012-05-03
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of April 27, 2012, the registrant had 18,869,848 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS

Piper Jaffray Companies

Consolidated Statements of Financial Condition

	xxx,xxx,xxxx	xxx,xxx,xxxx
	March 31, 2012	December 31, 2011
(Amounts in thousands, except share data)	(Unaudited)
Assets

Cash and cash equivalents	$54,660	$85,807
Cash and cash equivalents segregated for regulatory purposes	16,006	25,008
Receivables:
Customers	58,160	24,196
Brokers, dealers and clearing organizations	146,591	124,661
Securities purchased under agreements to resell	179,751	160,146

Financial instruments and other inventory positions owned	427,237	391,694
Financial instruments and other inventory positions owned and pledged as collateral	572,356	405,887

Total financial instruments and other inventory positions owned	999,593	797,581

Fixed assets (net of accumulated depreciation and amortization of $60,857 and $58,923, respectively)	22,007	21,793
Goodwill	202,352	202,352
Intangible assets (net of accumulated amortization of $23,625 and $21,708, respectively)	49,387	51,304
Other receivables	47,099	41,502
Other assets	112,905	121,371

Total assets	$1,888,511	$1,655,721

Liabilities and Shareholders’ Equity
Short-term financing	$340,151	$166,175
Bank syndicated financing	108,750	115,000
Payables:
Customers	34,960	29,373
Brokers, dealers and clearing organizations	141,917	37,962
Securities sold under agreements to repurchase	137,099	109,080
Financial instruments and other inventory positions sold, but not yet purchased	291,426	303,504
Accrued compensation	40,487	109,588
Other liabilities and accrued expenses	36,000	34,439

Total liabilities	1,130,790	905,121

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at March 31, 2012 and December 31, 2011;
Shares issued: 19,519,727 at March 31, 2012 and 19,524,512 at December 31, 2011;
Shares outstanding: 16,347,713 at March 31, 2012 and 15,750,188 at December 31, 2011	195	195
Additional paid-in capital	757,825	791,166
Retained earnings	80,464	77,535
Less common stock held in treasury, at cost: 3,172,014 shares at March 31, 2012 and 3,774,324 shares at December 31, 2011	(117,398)	(151,110)
Accumulated other comprehensive income	693	605

Total common shareholders’ equity	721,779	718,391

Noncontrolling interests	35,942	32,209

Total shareholders’ equity	757,721	750,600

Total liabilities and shareholders’ equity	$1,888,511	$1,655,721

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2012	2011
Revenues:

Investment banking	$48,868	$47,041
Institutional brokerage	45,331	48,231
Asset management	17,905	17,929
Interest	11,173	14,229
Other income	834	5,511

Total revenues	124,111	132,941

Interest expense	6,440	8,161

Net revenues	117,671	124,780

Non-interest expenses:

Compensation and benefits	73,484	75,545
Occupancy and equipment	7,880	8,448
Communications	6,353	6,611
Floor brokerage and clearance	2,220	2,466
Marketing and business development	5,121	6,210
Outside services	6,140	8,106
Intangible asset amortization expense	1,917	2,069
Other operating expenses	2,185	3,791

Total non-interest expenses	105,300	113,246

Income before income tax expense	12,371	11,534

Income tax expense	8,005	4,115

Net income	4,366	7,419

Net income applicable to noncontrolling interests	1,437	186

Net income applicable to Piper Jaffray Companies	$2,929	$7,233

Net income applicable to Piper Jaffray Companies’ common shareholders	$2,480	$5,711

Earnings per common share
Basic	$0.15	$0.38
Diluted	$0.15	$0.38

Weighted average number of common shares outstanding
Basic	16,072	15,177
Diluted	16,072	15,224

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands)	2012	2011
Net income	$4,366	$7,419

Other comprehensive income, net of tax:

Foreign currency translation adjustment	88	(33)

Comprehensive income	4,454	7,386

Comprehensive income applicable to noncontrolling interests	1,437	186

Comprehensive income applicable to Piper Jaffray Companies	$3,017	$7,200

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies

Consolidated Statements of Cash Flows

(Unaudited)

	000000000000	000000000000
	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Operating Activities:

Net income	$4,366	$7,419
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	1,894	1,782
Deferred income taxes	8,983	15,161
Stock-based compensation	(162)	9,142
Amortization of intangible assets	1,917	2,069
Amortization of forgivable loans	1,945	2,076
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	9,002	20,000
Receivables:
Customers	(33,978)	(17,760)
Brokers, dealers and clearing organizations	(21,929)	14,023
Securities purchased under agreements to resell	(19,605)	27,259
Net financial instruments and other inventory positions owned	(214,090)	18,772
Other receivables	(7,537)	(2,630)
Other assets	(438)	(6,637)
Increase/(decrease) in operating liabilities:
Payables:
Customers	5,575	13,185
Brokers, dealers and clearing organizations	103,955	18,643
Securities sold under agreements to repurchase	7,852	22,149
Accrued compensation	(53,176)	(85,200)
Other liabilities and accrued expenses	1,575	(33,956)

Net cash provided by/(used in) operating activities	(203,851)	25,497

Investing Activities:

Business acquisitions, net of cash acquired	-	(56)
Purchases of fixed assets, net	(2,078)	(2,147)

Net cash used in investing activities	(2,078)	(2,203)

Financing Activities:

Increase/(decrease) in short-term financing	173,976	(68,376)
Decrease in bank syndicated financing	(6,250)	(2,500)
Increase in securities sold under agreements to repurchase	20,167	58,249
Increase in noncontrolling interests	2,296	88
Repurchase of common stock	(15,404)	(18,623)
Excess tax benefits from stock-based compensation	-	533
Proceeds from stock option transactions	-	31

Net cash provided by/(used in) financing activities	174,785	(30,598)

Currency adjustment:
Effect of exchange rate changes on cash	(3)	(35)

Net decrease in cash and cash equivalents	(31,147)	(7,339)

Cash and cash equivalents at beginning of period	85,807	50,602

Cash and cash equivalents at end of period	$54,660	$43,263

Supplemental disclosure of cash flow information -
Cash paid/(received) during the period for:
Interest	$7,043	$9,796
Income taxes	$(1,365)	$18,628

Non-cash financing activities -
Issuance of common stock for retirement plan obligations:
165,241 shares and 90,085 shares for the three months ended March 31, 2012 and 2011, respectively	$3,814	$3,814

Issuance of restricted common stock for annual equity award:
487,181 shares and 592,697 shares for the three months ended March 31, 2012 and 2011, respectively	$11,244	$25,095

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies

Notes to the Consolidated Financial Statements

Note 1 Organization and Basis of Presentation

Organization

Piper Jaffray Companies is the parent company of Piper Jaffray & Co. (“Piper Jaffray”), a securities broker dealer and investment banking firm; Piper Jaffray Asia Holdings Limited, an entity providing investment banking services in China headquartered in Hong Kong; Piper Jaffray Ltd., a firm providing securities brokerage and mergers and acquisitions services in Europe headquartered in London, England; Advisory Research, Inc. (“ARI”), Fiduciary Asset Management, LLC (“FAMCO”), and Piper Jaffray Investment Management LLC, entities providing asset management services to separately managed accounts, closed-end and open-end funds and partnerships; Piper Jaffray Financial Products Inc., Piper Jaffray Financial Products II Inc. and Piper Jaffray Financial Products III Inc., entities that facilitate derivative transactions; and other immaterial subsidiaries. Piper Jaffray Companies and its subsidiaries (collectively, the “Company”) operate in two reporting segments: Capital Markets and Asset Management. A summary of the activities of each of the Company’s business segments is as follows:

Capital Markets

The Capital Markets segment provides institutional sales, trading and research services and investment banking services. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Investment banking services include management of and participation in underwritings, merger and acquisition services and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Also, the Company generates revenue through strategic trading activities, which focus on municipal bond securities and structured residential mortgages, and merchant banking activities, which involve proprietary debt or equity investments in late stage private companies. As certain of these efforts have matured and an investment process has been developed, the Company has created alternative asset management funds in order to invest firm capital as well as seek capital from outside investors. The Company has created two such funds, one in merchant banking and one in municipal securities. The Company receives management and performance fees for managing the funds.

Asset Management

The Asset Management segment provides traditional asset management services with product offerings in equity, master limited partnerships and fixed income securities to institutions and high net worth individuals through proprietary distribution channels. Revenues are generated in the form of management fees and performance fees. The majority of the Company’s performance fees, if earned, are generally recognized in the fourth quarter. Revenues are also generated through investments in the private funds or partnerships and registered funds that the Company manages.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries, and all other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders’ proportionate share of the equity in a municipal bond fund and private equity investment vehicles. All material intercompany balances have been eliminated.

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

Note 2 Summary of Significant Accounting Policies

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for a full description of the Company’s significant accounting policies.

Note 3 Recent Accounting Pronouncements

Adoption of New Accounting Standards

Repurchase Agreements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements,” (“ASU 2011-03”) amending FASB Accounting Standards Codification Topic 860, “Transfers and Servicing” (“ASC 860”). The amended guidance addresses the reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASC 860 states that the accounting for repos depends in part on whether the transferor maintains effective control over the transferred financial assets. If the transferor maintains effective control, the transferor is required to account for its repo as a secured borrowing rather than a sale. ASU 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. ASU 2011-03 was effective for new transactions and transactions that are modified on or after January 1, 2012. The adoption of ASU 2011-03 did not impact the Company’s consolidated financial statements as the Company accounts for its repos as secured borrowings.

Fair Value Measurement

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”) amending FASB Accounting Standards Codification Topic 820, “Fair Value Measurement” (“ASC 820”). The amended guidance improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. Although most of the amendments only clarify existing guidance in U.S. GAAP, ASU 2011-04 requires new disclosures, with a particular focus on Level III measurements, including quantitative information about the significant unobservable inputs used for all Level III measurements and a qualitative discussion about the sensitivity of recurring Level III measurements to changes in the unobservable inputs disclosed. ASU 2011-04 also requires the hierarchy classification for those items whose fair value is not recorded on the balance sheet but is disclosed in the footnotes. ASU 2011-04 was effective for the Company as of January 1, 2012. The adoption of ASU 2011-04 did not impact the Company’s results of operations or financial position, but did impact the Company’s disclosures about fair value measurement.

Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” (“ASU 2011-05”) amending FASB Accounting Standards Codification Topic 220, “Comprehensive Income.” The amended guidance improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, and requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 was effective for the Company as of January 1, 2012. The adoption of ASU 2011-05 did not impact the Company’s results of operations or financial position. The Company included its presentation of other comprehensive income, and the components of other comprehensive income, in a separate statement of comprehensive income.

Goodwill

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment,” (“ASU 2011-08”) amending FASB Accounting Standards Codification Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”). The amended guidance permits companies to first assess qualitative factors in determining whether the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed by the Company for the fiscal year beginning January 1, 2012. The adoption of ASU 2011-08 did not impact the Company’s results of operations or financial position.

Future Adoption of New Accounting Standards

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

Note 4 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased were as follows:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$29,611	$29,233
Convertible securities	31,884	34,480
Fixed income securities	37,073	14,924
Municipal securities:
Taxable securities	170,564	231,999
Tax-exempt securities	312,853	209,317
Short-term securities	112,299	47,387
Asset-backed securities	91,029	61,830
U.S. government agency securities	161,227	118,387
U.S. government securities	16,625	8,266
Derivative contracts	36,428	41,758

	$999,593	$797,581

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$25,190	$33,737
Convertible securities	170	3,118
Fixed income securities	13,591	12,621
Municipal securities:
Tax-exempt securities	6	3,270
Short-term securities	-	145
Asset-backed securities	11,933	11,333
U.S. government agency securities	21,477	37,903
U.S. government securities	213,162	195,662
Derivative contracts	5,897	5,715

	$291,426	$303,504

At March 31, 2012 and December 31, 2011, financial instruments and other inventory positions owned in the amount of $572.4 million and $405.9 million, respectively, had been pledged as collateral for repurchase agreements, short-term financings and to the prime broker of the Company’s municipal bond fund.

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

The following table presents the total absolute notional contract amount associated with the Company’s outstanding derivative instruments:

(Dollars in thousands)		March 31,	December 31,
Transaction Type or Hedged Security	Derivative Category	2012	2011
Customer matched-book	Interest rate derivative contract	$5,783,386	$5,848,530
Trading securities	Interest rate derivative contract	298,250	99,750
Trading securities	Credit default swap index contract	150,000	188,000

		$6,231,636	$6,136,280

The Company’s interest rate derivative contracts, credit default swap index contracts and foreign currency forward contracts do not qualify for hedge accounting, therefore, unrealized gains and losses are recorded on the consolidated statements of operations. The following table presents the Company’s unrealized gains/(losses) on derivative instruments:

(Dollars in thousands)		Three Months Ended March 31,
Derivative Category	Operations Category	2012	2011
Interest rate derivative contract	Investment banking	$(741)	$(547)
Interest rate derivative contract	Institutional brokerage	2,145	(1,246)
Credit default swap index contract	Institutional brokerage	(911)	(105)
Foreign currency forward contract	Other operating expenses	-	59

		$493	$(1,839)

The gross fair market value of all derivative instruments and their location on the Company’s consolidated statements of financial condition prior to counterparty netting are shown below by asset or liability position (1):

(Dollars in thousands)
Derivative Category	Financial Condition Location	Asset Value at March 31, 2012	Financial Condition Location	Liability Value at March 31, 2012
Interest rate derivative contract	Financial instruments and other inventory positions owned	$541,757	Financial instruments and other inventory positions sold, but not yet purchased	$514,704

Credit default swap index contract	Financial instruments and other inventory positions owned	826	Financial instruments and other inventory positions sold, but not yet purchased	1,264

		$542,583		$515,968

(1)	Amounts are disclosed at gross fair value in accordance with the requirement of FASB Accounting Standards Codification Topic 815, “Derivatives and Hedging” (“ASC 815”).

Derivatives are reported on a net basis by counterparty when a legal right of offset exists and on a net basis by cross product when applicable provisions are stated in master netting agreements. Cash collateral received or paid is netted on a counterparty basis, provided a legal right of offset exists.

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company’s financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company’s derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of March 31, 2012, the Company had $29.0 million of uncollateralized credit exposure with these counterparties (notional contract amount of $204.9 million), including $15.6 million of uncollateralized credit exposure with one counterparty.

Note 5 Fair Value of Financial Instruments

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

The Company employs specific control processes to determine the reasonableness of the fair value of its financial instruments. The Company’s processes are designed to ensure that the internally estimated fair values are accurately recorded and that the data inputs and the valuation techniques used are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. Individuals outside of the trading departments perform independent pricing verification reviews as of each reporting date. The Company has established parameters which set forth when securities are independently verified. The selection parameters are generally based upon the type of security, the level of estimation risk of a security, the materiality of the security to the Company’s financial statements, changes in fair value from period to period, and other specific facts and circumstances of the Company’s securities portfolio. In evaluating the initial internally-estimated fair values made by the Company’s traders, the nature and complexity of securities involved (e.g., term, coupon, collateral, and other key drivers of value), level of market activity for securities, and availability of market data are considered. The independent price verification procedures include, but are not limited to, analysis of trade data (both internal and external where available), corroboration to the valuation of positions with similar characteristics, risks and components, or comparison to an alternative pricing source, such as a discounted cash flow model. The Company’s valuation committee, comprised of members of senior management, provides oversight and overall responsibility for the internal control processes and procedures related to fair value measurements.

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

Convertible securities – Convertible securities are valued based on observable trades, when available. Accordingly, these convertible securities are categorized as Level II. When observable price quotations are not available, fair value is determined using model-based valuation techniques with observable market inputs, such as specific company stock price and volatility, and unobservable inputs such as option adjusted spreads over U.S. treasury securities. Generally, a change in option adjusted spreads, which are the spreads relative to a treasury yield curve to account for embedded options, results in a directionally inverse change in fair value. These instruments are categorized as Level III.

Corporate fixed income securities – Fixed income securities include corporate bonds which are valued based on recently executed market transactions of comparable size, internally-developed fair value estimates based on observable inputs, or broker quotations. Accordingly, these corporate bonds are categorized as Level II. When observable price quotations or certain observable inputs are not available, fair value is determined using model-based valuation techniques with observable inputs such as specific security contractual terms and yield curves, and unobservable inputs such as credit spreads over U.S. treasury securities. Generally, a change in credit spreads results in a directionally inverse change in fair value to reflect a market participant’s perception of the risk that the issuer of a fixed income security will default. Corporate bonds measured using model-based valuation techniques are categorized as Level III.

Taxable municipal securities – Taxable municipal securities are valued using recently executed observable trades or market price quotations and therefore are generally categorized as Level II.

Tax-exempt municipal securities – Tax-exempt municipal securities are valued using recently executed observable trades or market price quotations and therefore are generally categorized as Level II. Certain illiquid tax-exempt municipal securities are valued using market data for comparable securities (maturity and sector) and management judgment to infer an appropriate current yield or other model-based valuation techniques deemed appropriate by management based on the specific nature of the individual security. For those illiquid tax-exempt municipal securities categorized as Level III as of March 31, 2012, a change in the assumptions used for the debt service coverage ratio is generally accompanied by a directionally similar change in fair value.

Short-term municipal securities – Short-term municipal securities include auction rate securities, variable rate demand notes, and other short-term municipal securities. Variable rate demand notes and other short-term municipal securities are valued using recently executed observable trades or market price quotations and therefore are generally categorized as Level II. Auction rate securities with limited liquidity are categorized as Level III and valued using discounted cash flow models with unobservable inputs such as the Company’s expectations of recovery rate on the securities. Generally, a change in the assumptions used for the expected recovery rate results in a directionally similar change in fair value.

Asset-backed securities – Asset-backed securities are valued using observable trades, when available. Certain asset-backed securities are valued using models where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data. These asset-backed securities are categorized as Level II. Other asset-backed securities, which are principally collateralized by residential mortgages or aircraft, have experienced low volumes of executed transactions that results in less observable transaction data. Certain asset-backed securities collateralized by residential mortgages are valued using cash flow models that utilize unobservable inputs including credit default rates, prepayment rates, severity and valuation yields. Significant changes in any of these inputs in isolation could result in a significantly different fair value. Generally, a change in the assumption used for credit default rates is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally inverse change in the assumption for valuation yields. The potential impact of changes in prepayment rates on fair value is dependent on other security-specific factors, such as the par value and structure. Changes in the prepayment rates may result in directionally similar or directionally inverse changes in fair value depending on the individual security. Asset-backed securities collateralized by aircraft are valued using cash flow models that utilize unobservable inputs including airplane lease rates, trust costs, and other factors impacting security cash flows. Generally, a change in the assumptions used for airplane lease rates correlates to a directionally similar change in fair value, whereas a change in the assumption for trust costs results in a directionally inverse change in fair value. As judgment is used to determine the range of these inputs, these asset-backed securities are categorized as Level III.

U.S. government agency securities – U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities and are categorized as Level II. Mortgage bonds include mortgage bonds, mortgage pass-through securities and agency collateralized mortgage-obligations (“CMO”). Mortgage pass-through securities and CMO securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore are generally categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields ranging from 100-150 basis points (“bps”) on spreads over treasury securities, or models based upon prepayment expectations ranging from 350-500 Public Securities Association (“PSA”) prepayment levels. These securities are categorized as Level II.

U.S. government securities – U.S. government securities include highly liquid U.S. treasury securities which are generally valued using quoted market prices and therefore categorized as Level I. The Company does not transact in securities of countries other than the U.S. government.

Derivatives – Derivative contracts include interest rate, forward purchase agreement and basis swaps, interest rate locks, futures, credit default swap index contracts and foreign currency forward contracts. These instruments derive their value from underlying assets, reference rates, indices or a combination of these factors. The majority of the Company’s interest rate derivative contracts, including both interest rate swaps and interest rate locks, are valued using market standard pricing models based on the net present value of estimated future cash flows. The valuation models used do not involve material subjectivity as the methodologies do not entail significant judgment and the pricing inputs are market observable, including contractual terms, yield curves and measures of volatility. These instruments are classified as Level II within the fair value hierarchy. Certain interest rate locks transact in less active markets and were valued using valuation models that used the previously mentioned observable inputs and certain unobservable inputs that required significant judgment, such as the unamortized premium over the MMD curve. Generally, a change in the assumptions used for the unamortized premium over the MMD curve is accompanied by a directionally inverse change in fair value. These instruments are classified as Level III. The Company’s credit default swap index contracts and foreign currency forward contracts are valued using market price quotations and classified as Level II.

Investments

The Company’s investments valued at fair value include equity investments in private companies whereby the Company elected the fair value option, investments in public companies, warrants of public or private companies and investments in certain illiquid municipal bonds. These investments are included in other assets on the consolidated statements of financial condition. Exchange traded direct equity investments in public companies and registered mutual funds are valued based on quoted prices on active markets and classified as Level I. Company-owned warrants, which have a cashless exercise option, are valued based upon the Black-Scholes option-pricing model and certain unobservable inputs. The Company applies a liquidity discount rate to its warrants in public and private companies. Generally, a change in the assumptions used for liquidity discount rates results in a directionally inverse change in fair value. For warrants in private companies, valuation adjustments, based upon management’s judgment, are made to account for differences between the measured security and the stock volatility factors of comparable companies. Generally, a change in the assumptions used for stock volatility factors results in a directionally similar change in fair value. Company-owned warrants are reported as Level III assets. Investments in certain illiquid municipal bonds that the Company is holding for investment are measured using valuation techniques involving significant management judgment and are reported as Level III assets.

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking investments at inception to reflect economic events in earnings on a timely basis. At March 31, 2012, $13.6 million in merchant banking investments, included within other assets on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets. The gains and losses from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets, were not material for the three months ended March 31, 2012.

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level III financial instruments:

	Valuation	Unobservable		Weighted
	Technique	Input	Range	Average
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	Discounted cash flow	Option adjusted spread over U.S. treasury securities	1606 bps	1606 bps
Fixed income securities	Discounted cash flow	Credit spreads over U.S. treasury securities	121 -1063 bps	467 bps

Municipal securities:
Tax-exempt securities	Discounted cash flow	Debt service coverage ratio	11 - 68%	62.3%
Short-term securities	Discounted cash flow	Expected recovery rate (% of par)	65%	65%
Asset-backed securities:
Collateralized by -
Residential mortgages	Discounted cash flow	Credit default rates	3 - 10%	5.5%
		Prepayment rates	2 - 11%	5.0%
		Severity	45 - 85%	59.5%
		Valuation yields	6 - 11%	8.6%
Aircraft	Discounted cash flow	Airplane lease rates (monthly)	$0 - 950,000	N/A
		Trust costs (% of cash flow)	10 - 50%	N/A
Derivative contracts:
Interest rate locks	Discounted cash flow	Unamortized premium over the MMD curve	1 - 55 bps	28.9 bps
Investments:
Warrants in public and private companies	Black-Scholes option pricing model	Liquidity discount rates	30 - 40%	37.0%
Warrants in private companies	Black-Scholes option pricing model	Stock volatility factors of comparable companies	31 - 273%	65.0%
Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Unamortized premium over the MMD curve	1 - 55 bps	28.9 bps

N/A—Not applicable

The following table summarizes the valuation of our financial instruments by pricing observability levels defined in ASC 820 as of March 31, 2012:

	000000000000	000000000000	000000000000	000000000000	000000000000
(Dollars in thousands)	Level I	Level II	Level III	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$24,377	$5,234	$-	$-	$29,611
Convertible securities	-	29,288	2,596	-	31,884
Fixed income securities	-	32,798	4,275	-	37,073
Municipal securities:
Taxable securities	-	170,564	-	-	170,564
Tax-exempt securities	-	309,814	3,039	-	312,853
Short-term securities	-	110,369	1,930	-	112,299
Asset-backed securities	-	21,282	69,747	-	91,029
U.S. government agency securities	-	161,227	-	-	161,227
U.S. government securities	16,625	-	-	-	16,625
Derivative contracts	-	540,537	2,046	(506,155)	36,428

Total financial instruments and other inventory positions owned:	41,002	1,381,113	83,633	(506,155)	999,593

Cash equivalents	22,513	-	-	-	22,513

Investments	5,447	-	20,687	-	26,134

Total assets	$68,962	$1,381,113	$104,320	$(506,155)	$1,048,240

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$24,938	$252	$-	$-	$25,190
Convertible securities	-	170	-	-	170
Fixed income securities	-	13,591	-	-	13,591
Municipal securities:
Tax-exempt securities	-	6	-	-	6
Asset-backed securities	-	11,933	-	-	11,933
U.S. government agency securities	-	21,477	-	-	21,477
U.S. government securities	213,162	-	-	-	213,162
Derivative contracts	-	512,473	3,495	(510,071)	5,897

Total financial instruments and other inventory positions sold, but not yet purchased:	$238,100	$559,902	$3,495	$(510,071)	$291,426

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

The following table summarizes the valuation of our financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2011:

	000000000000	000000000000	000000000000	000000000000	000000000000
(Dollars in thousands)	Level I	Level II	Level III	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$25,039	$4,194	$-	$-	$29,233
Convertible securities	-	34,480	-	-	34,480
Fixed income securities	-	12,109	2,815	-	14,924
Municipal securities:
Taxable securities	-	231,999	-	-	231,999
Tax-exempt securities	-	206,182	3,135	-	209,317
Short-term securities	-	47,212	175	-	47,387
Asset-backed securities	-	8,742	53,088	-	61,830
U.S. government agency securities	-	118,387	-	-	118,387
U.S. government securities	8,266	-	-	-	8,266
Derivative contracts	-	628,121	-	(586,363)	41,758

Total financial instruments and other inventory positions owned:	33,305	1,291,426	59,213	(586,363)	797,581

Cash equivalents	65,690	-	-	-	65,690

Investments	5,159	-	21,341	-	26,500

Total assets	$104,154	$1,291,426	$80,554	$(586,363)	$889,771

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$33,495	$242	$-	$-	$33,737
Convertible securities	-	1,947	1,171	-	3,118
Fixed income securities	-	11,721	900	-	12,621
Municipal securities:
Tax-exempt securities	-	3,270	-		3,270
Short-term securities	-	145	-		145
Asset-backed securities	-	11,333	-	-	11,333
U.S. government agency securities	-	37,903	-	-	37,903
U.S. government securities	195,662	-	-	-	195,662
Derivative contracts	-	599,627	3,594	(597,506)	5,715

Total financial instruments and other inventory positions sold, but not yet purchased:	$229,157	$666,188	$5,665	$(597,506)	$303,504

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

The Company’s Level III assets were $104.3 million and $80.6 million, or 10.0 percent and 9.1 percent of financial instruments measured at fair value at March 31, 2012 and December 31, 2011, respectively. Transfers between levels are recognized at the beginning of the reporting period. There were $2.5 million of transfers of financial assets from Level II to Level III during the three months ended March 31, 2012 related to convertible securities and fixed income securities for which no recent trade activity was observed and valuation inputs became unobservable. There were $1.2 million of transfers of financial liabilities from Level III to Level II during the three months ended March 31, 2012 related to convertible securities for which market trades were observed that provided transparency into the valuation of these assets. There were no other transfers between Level I, Level II or Level III for the three months ended March 31, 2012.

The following tables summarize the changes in fair value associated with Level III financial instruments during the three months ended March 31, 2012 and 2011:

	xxxxxxxxxxx	xxxxxxxxxxx	xxxxxxxxxxx	xxxxxxxxxxx	xxxxxxxxxxx	xxxxxxxxxxx	xxxxxxxxxxx	xxxxxxxxxxx
(Dollars in thousands)	Balance at December 31, 2011	Purchases	Sales	Transfers in	Transfers out	Realized gains/ (losses) (1)	Unrealized gains/ (losses) (1)	Balance at March 31, 2012
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$-	$-	$-	$2,250	$-	$-	$346	$2,596
Fixed income securities	2,815	38,433	(37,138)	226	-	50	(111)	4,275
Municipal securities:
Tax-exempt securities	3,135	1,550	(1,340)	-	-	(381)	75	3,039
Short-term securities	175	2,700	-	-	-	-	(945)	1,930
Asset-backed securities	53,088	99,232	(83,941)	-	-	(357)	1,725	69,747
Derivative contracts	-	-	-	-	-	-	2,046	2,046

Total financial instruments and other inventory positions owned:	59,213	141,915	(122,419)	2,476	-	(688)	3,136	83,633

Investments	21,341	-	(3)	-	-	3	(654)	20,687

Total assets	$80,554	$141,915	$(122,422)	$2,476	$-	$(685)	$2,482	$104,320

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Convertible securities	$1,171	$-	$-	$-	$(1,171)	$-	$-	$-
Fixed income securities	900	(897)	-	-	-	(49)	46	-

Derivative contracts	3,594	(2,911)	-	-	-	2,911	(99)	3,495

Total financial instruments and other inventory positions sold, but not yet purchased:	$5,665	$(3,808)	$-	$-	$(1,171)	$2,862	$(53)	$3,495

(Dollars in thousands)	Balance at December 31, 2010	Purchases	Sales	Transfers in	Transfers out	Realized gains/ (losses) (1)	Unrealized gains/ (losses) (1)	Balance at March 31, 2011
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$1,340	$-	$-	$-	$-	$-	$25	$1,365
Convertible securities	2,885	80,238	(78,401)	6,122	(2,885)	(1,877)	(1,009)	5,073
Fixed income securities	6,268	26,389	(32,728)	-	-	147	20	96
Municipal securities:
Tax-exempt securities	6,118	-	(6,106)	3,791	-	(3)	(93)	3,707
Short-term securities	125	50	-	-	-	-	-	175
Asset-backed securities	45,170	83,840	(77,598)	754	-	(1,139)	35	51,062
Derivative contracts	4,665	-	-	-	-	-	(552)	4,113

Total financial instruments and other inventory positions owned:	66,571	190,517	(194,833)	10,667	(2,885)	(2,872)	(1,574)	65,591

Investments	9,682	8,555	(641)	-	-	641	(337)	17,900

Total assets	$76,253	$199,072	$(195,474)	$10,667	$(2,885)	$(2,231)	$(1,911)	$83,491

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Convertible securities	$1,777	$-	$1,909	$-	$(1,777)	$-	$4	$1,913
Fixed income securities	2,323	(2,903)	710	-	-	(27)	57	160
Asset-backed securities	2,115	(5,620)	6,539	322	-	17	(154)	3,219
Derivative contracts	339	-	-	-	-	-	528	867

Total financial instruments and other inventory positions sold, but not yet purchased:	$6,554	$(8,523)	$9,158	$322	$(1,777)	$(10)	$435	$6,159

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

Note 6 Variable Interest Entities

In the normal course of business, the Company periodically creates or transacts with entities that are investment vehicles organized as partnerships or limited liability companies. These entities were established for the purpose of investing in securities of public or private companies, or municipal debt obligations and were initially financed through the capital commitments of the members. The Company has investments in and/or acts as the managing partner of these entities. In certain instances, the Company provides management and investment advisory services for which it earns fees generally based upon the market value of assets under management and may include incentive fees based upon performance. At March 31, 2012, the Company’s aggregate investment in these investment vehicles totaled $46.7 million and is recorded in other assets on the consolidated statements of financial condition. The Company’s remaining capital commitments to these entities was $51.4 million at March 31, 2012.

Variable interest entities (“VIEs”) are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities. The determination as to whether an entity is a VIE is based on the amount and nature of the members’ equity investment in the entity. The Company also considers other characteristics such as the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance. For those entities that meet the deferral provisions defined by FASB ASU No. 2010-10, “Consolidation: Amendments for Certain Investment Funds,” (“ASU 2010-10”), the Company considers characteristics such as the ability to influence the decision making about the entity’s activities and how the entity is financed. The Company has identified certain of the entities described above as VIEs. These VIEs had net assets approximating $0.9 billion at March 31, 2012. The Company’s exposure to loss from these VIEs is $5.5 million, which is the carrying value of its capital contributions recorded in other assets on the consolidated statements of financial condition at March 31, 2012. The Company had no liabilities related to these VIEs at March 31, 2012.

The Company is required to consolidate all VIEs for which it is considered to be the primary beneficiary. The determination as to whether the Company is considered to be the primary beneficiary is based on whether the Company has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For those entities that meet the deferral provisions defined by ASU 2010-10, the determination as to whether the Company is considered to be the primary beneficiary is based on whether the Company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The Company determined it is not the primary beneficiary of these VIEs and accordingly does not consolidate them. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of March 31, 2012.

Note 7 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers and clearing organizations included:

	000000000000	000000000000
(Dollars in thousands)	March 31, 2012	December 31, 2011
Receivable arising from unsettled securities transactions	$15,907	$279
Deposits paid for securities borrowed	38,396	46,298
Receivable from clearing organizations	10,781	20,453
Deposits with clearing organizations	32,041	31,061
Securities failed to deliver	34,422	23,140
Other	15,044	3,430

	$146,591	$124,661

Amounts payable to brokers, dealers and clearing organizations included:

	000000000000	000000000000
(Dollars in thousands)	March 31, 2012	December 31, 2011
Payable arising from unsettled securities transactions, net	$128,131	$29,005
Payable to clearing organizations	8,905	3,064
Securities failed to receive	2,182	1,402
Other	2,699	4,491

	$141,917	$37,962

Deposits paid for securities borrowed approximate the market value of the securities. Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received by the Company on settlement date.

Note 8 Collateralized Securities Transactions

The Company’s financing and customer securities activities involve the Company using securities as collateral. In the event that the counterparty does not meet its contractual obligation to return securities used as collateral, or customers do not deposit additional securities or cash for margin when required, the Company may be exposed to the risk of reacquiring the securities or selling the securities at unfavorable market prices in order to satisfy its obligations to its customers or counterparties. The Company seeks to control this risk by monitoring the market value of securities pledged or used as collateral on a daily basis and requiring adjustments in the event of excess market exposure. The Company will also use an unaffiliated third party custodian to administer the underlying collateral for certain of its repurchase agreements and short-term financing to mitigate risk.

In the normal course of business, the Company obtains securities purchased under agreements to resell, securities borrowed and margin agreements on terms that permit it to repledge or resell the securities to others. The Company obtained securities with a fair value of approximately $232.6 million and $221.9 million at March 31, 2012 and December 31, 2011, respectively, of which $213.4 million and $196.9 million, respectively, had been pledged or otherwise transferred to satisfy its commitments under financial instruments and other inventory positions sold, but not yet purchased.

The following is a summary of the Company’s securities sold under agreements to repurchase (“Repurchase Liabilities”), the fair market value of related collateral pledged and the interest rate charged by the Company’s counterparty, which is based on LIBOR plus an applicable margin, as of March 31, 2012:

(Dollars in thousands)	Repurchase Liabilities	Fair Market Value	Interest Rate
Overnight maturities:
Municipal securities:
Taxable securities	$11,758	$14,069	1.05%
Tax-exempt securities	25,309	30,350	1.05%
Short-term securities	12,933	15,659	1.05%
On demand maturities:
Corporate securities:
Fixed income securities	7,852	8,272	0.65%
U.S. government agency securities	79,247	85,830	0.35 - 0.45%

	$137,099	$154,180

Note 9 Other Assets

Other assets include net deferred income tax assets, proprietary investments and prepaid expenses. The Company’s investments include direct equity investments in public companies, investments in private companies and partnerships, warrants of public or private companies, private company debt and investments to fund deferred compensation liabilities. Other assets were as follows:

	000000000000	000000000000
(Dollars in thousands)	March 31, 2012	December 31, 2011
Net deferred income tax assets	$36,097	$45,080
Investments at fair value	26,134	26,500
Investments at cost	25,867	25,672
Investments accounted for under the equity method	15,783	16,157
Prepaid expenses	6,816	6,036
Other	2,208	1,926

Total other assets	$112,905	$121,371

Management regularly reviews the Company’s investments in private company debt and has concluded that no valuation allowance is needed as it is probable that all contractual principal and interest will be collected.

At March 31, 2012, the estimated fair market value of investments carried at cost totaled $33.6 million. The estimated fair value of investments was measured using discounted cash flow models that utilize market data for comparable companies (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization (EBITDA)). As valuation adjustments, based upon management’s judgment, were made to account for differences between the measured security and comparable securities, these investments would be categorized as Level III in the fair value hierarchy.

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

Note 10 Goodwill and Intangible Assets

The following table presents the changes in the carrying value of goodwill and intangible assets for the three months ended March 31, 2012:

(Dollars in thousands)
Goodwill	Asset Management
Balance at December 31, 2011	$202,352
Goodwill acquired	-
Impairment charge	-

Balance at March 31, 2012	$202,352

Intangible assets
Balance at December 31, 2011	$51,304
Amortization of intangible assets	(1,917)

Balance at March 31, 2012	$49,387

Note 11 Short-Term Financing

The following is a summary of short-term financing and the weighted average interest rate on borrowings:

	Outstanding Balance		Weighted Average Interest Rate as of
(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011

Bank lines (secured)	$149,000	$-	1.25%	N/A
Commercial paper (secured)	191,151	166,175	1.45%	1.37%

Total short-term financing	$340,151	$166,175

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

The Company’s committed short-term bank line financing at March 31, 2012 consisted of a $250 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2011. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain a minimum net capital of $150 million, and the unpaid principal amount of all advances under this facility will be due on December 28, 2012. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis.

The Company’s uncommitted secured lines at March 31, 2012 totaled $275 million with three banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company’s uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. In addition, the Company has established arrangements to obtain financing by another broker dealer at the end of each business day related specifically to its convertible inventory and with a prime broker related to financing its municipal bond fund.

The Company issues secured commercial paper to fund a portion of its securities inventory. The senior secured commercial paper notes (“Series A CP Notes”) are secured by the Company’s securities inventory with maturities on the Series A CP Notes ranging from 27 days to 270 days from the date of issuance. The Series A CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin.

Note 12 Bank Syndicated Financing

The following is a summary of bank syndicated financing and the weighted average interest rate on borrowings:

	Outstanding Balance		Weighted Average Interest Rate as of
(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011

Term loan	$83,750	$90,000	3.00%	3.05%
Revolving credit facility	25,000	25,000	3.00%	3.05%

Total bank syndicated financing	$108,750	$115,000

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

(Dollars in thousands)
Remainder of 2012	$18,750
Due in 2013	65,000

$83,750

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

The Company’s Credit Agreement is recorded at amortized cost. As of March 31, 2012, the carrying value of the Credit Agreement approximates fair value.

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

The Credit Agreement includes covenants that, among other things, limit the Company’s leverage ratio, require maintenance of certain levels of cash and regulatory net capital, require the Company’s asset management segment to achieve minimum earnings before interest, taxes, depreciation and amortization, and impose certain limitations on the Company’s ability to make acquisitions and to repurchase or declare dividends on its capital stock. The Credit Agreement limits annual share repurchases to the amount of new equity granted during that fiscal year. With respect to the net capital covenant, the Company’s U.S. broker dealer subsidiary is required to maintain minimum net capital of $160 million. At March 31, 2012, the Company was in compliance with all covenants.

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

Given uncertainties regarding the timing, scope, volume and outcome of pending and potential legal actions, investigations and regulatory proceedings and other factors, the amounts of reserves and ranges of reasonably possible losses are difficult to determine and of necessity subject to future revision. Subject to the foregoing and except for the legal proceeding described below, as to which management believes a material loss is reasonably possible, management of the Company believes, based on currently available information, after consultation with outside legal counsel and taking into account its established reserves, that pending legal actions, investigations and regulatory proceedings will be resolved with no material adverse effect on the consolidated statements of financial condition, results of operations or cash flows of the Company. However, if during any period a potential adverse contingency should become probable or resolved for an amount in excess of the established reserves, the results of operations and cash flows in that period and the financial condition as of the end of that period could be materially adversely affected. In addition, there can be no assurance that material losses will not be incurred from claims that have not yet been brought to the Company’s attention or are not yet determined to be reasonably possible.

The Company has a contingency as to which management of the Company believes that a material loss is reasonably possible. The U.S. Department of Justice Antitrust Division, the SEC and various state attorneys general are conducting broad investigations of numerous firms, including the Company, for possible antitrust and securities violations in connection with the bidding or sale of guaranteed investment contracts and derivatives to municipal issuers from the early 1990s to date. These investigations commenced in November 2006. In addition, several class action complaints have been brought on behalf of a proposed class of government entities that purchased municipal derivatives. The complaints allege antitrust violations and are pending in the U.S. District Court for the Southern District of New York under the multi-district litigation rules. Several California municipalities also have brought separate class action complaints in California federal court, and approximately 18 California municipalities have filed individual lawsuits that are not as part of class actions, all of which have been transferred to the Southern District of New York and consolidated for pretrial purposes. No loss contingency has been reflected in the Company’s consolidated financial statements as this contingency is neither probable nor reasonably estimable at this time. Management is currently unable to estimate a range of reasonably possible loss for these matters because alleged damages have not been specified, the proceedings remain in the early stages, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual issues to be resolved.

Note 14 Shareholders’ Equity

Share Repurchases

In the third quarter of 2010, the Company’s board of directors authorized the repurchase of up to $75.0 million in common shares through September 30, 2012. During the three months ended March 31, 2012, the Company repurchased 287,788 shares of the Company’s common stock at an average price of $24.46 per share for an aggregate purchase price of $7.0 million related to this authorization. The Company has $44.3 million remaining under this authorization. The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the three months ended March 31, 2012, the Company purchased 352,838 shares or $8.4 million of the Company’s common stock for this purpose. The Company’s three-year bank syndicated credit facility includes a covenant that limits the annual amount of shares the Company can repurchase to the amount of equity granted in conjunction with the Company’s annual equity compensation awards.

Issuance of Shares

During the three months ended March 31, 2012, the Company issued 165,241 common shares out of treasury stock in fulfillment of $3.8 million in obligations under the Piper Jaffray Companies Retirement Plan and issued 724,857 common shares out of treasury stock as a result of employee vesting. During the three months ended March 31, 2011, the Company issued 90,085 common shares out of treasury stock in fulfillment of $3.8 million in obligations under the Piper Jaffray Companies Retirement Plan and issued 1,064,031 common shares out of treasury stock as a result of employee vesting.

Note 15 Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders’ proportionate share of the equity in a municipal bond fund of $30.2 million and private equity investment vehicles aggregating $5.7 million as of March 31, 2012.

Ownership interests in entities held by parties other than the Company’s common shareholders are presented as noncontrolling interests within shareholders’ equity, separate from the Company’s own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company’s common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company’s common shareholders. There was no other comprehensive income or loss attributed to noncontrolling interests for the three months ended March 31, 2012.

The following table summarizes the changes in common shareholders’ equity attributable to the Company and equity attributable to noncontrolling interests for the three months ended March 31, 2012:

(Dollars in thousands)	Common Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
Balance at December 31, 2011	$718,391	$32,209	$750,600
Net income	2,929	1,437	4,366
Amortization/issuance of restricted stock	11,961	-	11,961
Other comprehensive income	88	-	88
Repurchase of common stock through share repurchase program	(7,040)	-	(7,040)
Repurchase of common stock for employee tax withholding	(8,364)	-	(8,364)
Issuance of treasury shares for 401k match	3,814	-	3,814
Fund capital contributions	-	2,300	2,300
Fund capital withdrawals	-	(4)	(4)

Balance at March 31, 2012	$721,779	$35,942	$757,721

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

	Three Months Ended March 31,
	2012	2011
(Amounts in thousands, except per share data)
Net income applicable to Piper Jaffray Companies	$2,929	$7,233
Earnings allocated to participating securities (1)	(449)	(1,522)

Net income applicable to Piper Jaffray Companies' common shareholders (2)	$2,480	$5,711

Shares for basic and diluted calculations:
Average shares used in basic computation	16,072	15,177
Stock options	-	47

Average shares used in diluted computation	16,072	15,224

Earnings per share:
Basic	$0.15	$0.38
Diluted	$0.15	$0.38

(1)

Represents the allocation of earnings to participating securities. Losses are not allocated to participating securities. Participating securities include all of the Company’s unvested restricted shares. The weighted average participating shares outstanding were 2,910,808 and 4,056,341 for the three months ended March 31, 2012 and 2011, respectively.

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

The anti-dilutive effects from stock options were immaterial for the three months ended March 31, 2012 and 2011.

Note 17 Stock-Based Compensation

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

The following table provides a summary of the Company’s outstanding equity awards (in shares) as of March 31, 2012:

Incentive Plan
Restricted Stock
Annual grants	1,391,070
Sign-on grants	264,657
Retention grants	90,060
Performance grants	307,820

2,053,607
Inducement Plan
Restricted Stock	87,459

Total restricted stock related to compensation	2,141,066

ARI deal consideration (1)	440,915

Total restricted stock outstanding	2,581,981

Incentive Plan
Stock options outstanding	502,623

(1)	The Company issued restricted stock as part of deal consideration for ARI.

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock and non-qualified stock options, to the Company’s employees and directors for up to 7.0 million shares of common stock (1.5 million shares remain available for future issuance under the Incentive Plan). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.

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

The Company’s Annual Grants are made each year in February. Prior to 2011, Annual Grants had three-year cliff vesting periods. Beginning in 2011, Annual Grants vest ratably over three years in equal installments. The Annual Grants provide for continued vesting after termination of employment, so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreements entered into upon termination. The vesting period refers to the period in which post-termination restrictions apply. The Company determined the service inception date precedes the grant date for the Annual Grants, and that the post-termination restrictions do not meet the criteria for an in-substance service condition, as defined by FASB Accounting Standards

Codification Topic 718, “Compensation – Stock Compensation” (“ASC 718”). Accordingly, restricted stock granted as part of the Annual Grants is expensed in the one-year period in which those awards are deemed to be earned, which is generally the calendar year preceding the February grant date. For example, the Company recognizes compensation expense during fiscal 2012 for its February 2013 Annual Grant. If an equity award related to the Annual Grants is forfeited as a result of violating the post-termination restrictions, the lower of the fair value of the award at grant date or the fair value of the award at the date of forfeiture is recorded within the consolidated statements of operations as other income. The Company recorded $0.8 million and $0.1 million of forfeitures through other income for the three months ended March 31, 2012 and 2011, respectively.

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

Performance-based restricted stock awards granted in 2008 and 2009 cliff vest upon meeting a specific performance-based metric prior to May 2013. Performance Grants are amortized on a straight-line basis over the period the Company expects the performance target to be met. The performance condition must be met for the awards to vest and total compensation cost will be recognized only if the performance condition is satisfied. The probability that the performance conditions will be achieved and that the awards will vest is reevaluated each reporting period with changes in actual or estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. In 2010, the Company deemed it improbable that the performance condition related to the Performance Grants would be met. As a result, the Company recorded a $6.6 million cumulative effect compensation expense reversal in the third quarter of 2010. As of March 31, 2012, we continue to believe it is improbable that the performance condition will be met prior to the expiration of the award.

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

Stock-Based Compensation

The Company recorded total compensation expense of $0.7 million and $9.2 million for the three months ended March 31, 2012 and 2011, respectively, related to employee restricted stock awards. The tax benefit related to stock-based compensation costs totaled $0.3 million and $3.6 million for the three months ended March 31, 2012 and 2011, respectively.

The following table summarizes the changes in the Company’s unvested restricted stock (including the unvested restricted stock issued as part of the deal consideration for ARI) under the Incentive Plan and Inducement Plan for the three months ended March 31, 2012:

	00000000000000000	00000000000000000
	Unvested Restricted Stock	Weighted Average Grant Date Fair Value
December 31, 2011	3,152,001	$38.79
Granted	536,576	23.08
Vested	(1,074,662)	32.92
Cancelled	(31,934)	35.54

March 31, 2012	2,581,981	$37.98

As of March 31, 2012, there was $10.1 million of total unrecognized compensation cost related to restricted stock expected to be recognized over a weighted average period of 2.12 years.

The following table summarizes the changes in the Company’s outstanding stock options for the three months ended March 31, 2012:

	0000000000000000	0000000000000000	0000000000000000	0000000000000000
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
December 31, 2011	502,623	$44.71	3.9	$-
Granted	-	-
Exercised	-	-
Cancelled	-	-

March 31, 2012	502,623	$44.71	3.7	$-

Options exercisable at March 31, 2012	502,623	$44.71	3.7	$-

As of March 31, 2012, there was no unrecognized compensation cost related to stock options expected to be recognized over future years.

Cash received from option exercises and the resulting tax benefit realized for the tax deductions from option exercises were immaterial for the three months ended March 31, 2012 and 2011, respectively.

Note 18 Segment Reporting

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

Reportable segment financial results are as follows:

	0000000000000	0000000000000
	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Capital Markets

Investment banking
Financing
Equities	$23,443	$24,682
Debt	14,769	9,666
Advisory services	11,290	13,424

Total investment banking	49,502	47,772

Institutional sales and trading
Equities	22,256	25,739
Fixed income	28,507	29,189

Total institutional sales and trading	50,763	54,928

Other income/(loss)	(609)	3,880

Net revenues	99,656	106,580

Operating expenses (1)	91,800	99,320

Segment pre-tax operating income	$7,856	$7,260

Segment pre-tax operating margin	7.9%	6.8%

Asset Management

Management and performance fees
Management fees	$17,221	$17,812
Performance fees	424	117

Total management and performance fees	17,645	17,929

Other income	370	271

Net revenues	18,015	18,200

Operating expenses (1)	13,500	13,926

Segment pre-tax operating income	$4,515	$4,274

Segment pre-tax operating margin	25.1%	23.5%

Total

Net revenues	$117,671	$124,780

Operating expenses (1)	105,300	113,246

Total segment pre-tax operating income	$12,371	$11,534

Pre-tax operating margin	10.5%	9.2%

(1)	Operating expenses include intangible asset amortization as set forth in the table below:

	0000000000000	0000000000000
	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Capital Markets	$-	$-
Asset Management	1,917	2,069

Total intangible asset amortization expense	$1,917	$2,069

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

	000000000000	000000000000
	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Net revenues:
United States	$113,592	$114,078
Asia	1,875	2,193
Europe	2,204	8,509

Consolidated	$117,671	$124,780

Long-lived assets are allocated to geographic locations based upon the location of the asset. The following table presents long-lived assets by geographic region:

	000000000000	000000000000
(Dollars in thousands)	March 31, 2012	December 31, 2011
Long-lived assets:
United States	$305,936	$317,187
Asia	1,909	2,055
Europe	1,998	1,287

Consolidated	$309,843	$320,529

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

At March 31, 2012, net capital calculated under the SEC rule was $200.3 million, and exceeded the minimum net capital required under the SEC rule by $199.3 million.

The Company’s short-term committed credit facility of $250 million includes a covenant requiring Piper Jaffray to maintain minimum net capital of $150 million. In addition, the Company’s three-year bank syndicated credit facility includes a similar covenant, requiring minimum net capital of $160 million.

Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the U.K. Financial Services Authority (“FSA”). As of March 31, 2012, Piper Jaffray Ltd. was in compliance with the capital requirements of the FSA.

Piper Jaffray Asia Holdings Limited operates three entities licensed by the Hong Kong Securities and Futures Commission, which are subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rules promulgated under the Securities and Futures Ordinance. As of March 31, 2012, Piper Jaffray Asia regulated entities were in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Ordinance.

Note 20 Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2012 was 64.7%, compared to 35.7% for the three months ended March 31, 2011. The provision for income taxes for the three months ended March 31, 2012 was unusually high due to a $3.4 million write-off of a deferred tax asset related to equity grants that were forfeited or vested at a share price lower than the grant date share price.

The Company accounts for unrecognized tax benefits in accordance with the provisions of FASB Accounting Standards Codification Topic 740, “Income Taxes,” (“ASC 740”) which requires tax reserves to be recorded for uncertain tax positions on the consolidated statements of financial condition. In the second quarter of 2012, the Company resolved an uncertain tax position related to the completion of a state tax audit examination. The Company anticipates reversing $8.5 million of its $8.9 million balance for unrecognized tax benefits. In addition, the Company anticipates reversing $2.4 million of accrued interest related to this position. In aggregate, the Company anticipates recording a $7.1 million credit to income tax expense, net of federal income tax.

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

Capital Markets – The Capital Markets segment provides institutional sales, trading and research services and investment banking services. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Investment banking services include management of and participation in underwritings, merger and acquisition services and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Also, the Company generates revenue through strategic trading activities, which focus on municipal bond securities and structured residential mortgages, and merchant banking activities, which involve proprietary debt or equity investments in late stage private companies. As certain of these efforts have matured and an investment process has been developed, the Company has created alternative asset management funds in order to invest firm capital as well as seek capital from outside investors. The Company has created two such funds, one in merchant banking and one in municipal securities. The Company receives management and performance fees for managing the funds.

Asset Management – The Asset Management segment provides traditional asset management services with product offerings in equity, master limited partnerships (“MLP”) and fixed income securities to institutions and high net worth individuals through proprietary distribution channels. Revenues are generated in the form of management fees and performance fees. The majority of our performance fees, if earned, are generally recognized in the fourth quarter. Revenues are also generated through investments in the private funds or partnerships and registered funds that we manage.

Our business is a human capital business. Accordingly, compensation and benefits comprise the largest component of our expenses, and our performance is dependent upon our ability to attract, develop and retain highly skilled employees who are motivated and committed to providing the highest quality of service and guidance to our clients.

Results for the three months ended March 31, 2012

For the three months ended March 31, 2012, we recorded net income applicable to Piper Jaffray Companies of $2.9 million, or $0.15 per diluted common share, compared with net income applicable to Piper Jaffray Companies of $7.2 million, or $0.38 per diluted common share, for the prior-year period. Results for the three months ended March 31, 2012, included additional income tax expense of $3.4 million (or $0.18 per diluted share) attributable to the write-off of deferred tax assets related to equity grants that either were forfeited or vested at share prices lower than the grant date share price. Net revenues for the three months ended March 31, 2012 were $117.7 million, down 5.7 percent from $124.8 million reported in the year-ago period, due to decreased institutional brokerage revenues and lower gains on our merchant banking activities and firm investments. For the three months ended March 31, 2012, non-compensation expenses decreased 15.6 percent to $31.8 million, compared to the first quarter of 2011, primarily driven by cost saving initiatives implemented in 2011.

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

Outlook for the remainder of 2012

Although certain U.S. economic and market fundamentals continue to improve, we anticipate that a challenging environment will persist in 2012 due to uncertainties surrounding the pace and sustainability of the global economic recovery, implications of high government deficit levels, concerns about the European sovereign debt crisis, and the U.S. national elections. However, with equity market volatility near a five-year low and the equity markets posting strong year-to-date results, we foresee increased U.S. capital markets activity in 2012 as compared to 2011. Our Hong Kong operations were particularly hard hit in 2011 as the global macroeconomic challenges, rate of economic growth in China, and certain factors specific to China-based companies severely impacted revenue generation and profitability from our Hong Kong operations. We took actions in 2011 to reduce our Asian cost infrastructure; however, we expect our Asian operations to remain challenged in 2012. Debt financing revenues have improved, but continue to be negatively impacted by reduced municipal underwriting levels stemming from continued uncertainties over municipal-issuer credit quality and fiscal budgets. We expect the municipal underwriting market to continue to recover during 2012, although remain below historical volumes. Interest rates remain at historically low levels as the U.S. economic recovery is not assured and resolution of the European debt crisis remains in doubt. We expect interest rates to remain at relatively low levels in 2012 and that the fixed income environment may be volatile. Lastly, our asset management performance for the remainder of 2012 will continue to be dependent upon equity valuations and our investment performance, which can impact the amount of client inflows and outflows of assets under management.

Based upon our expectation of continued challenging market fundamentals facing certain aspects of our business, we anticipate taking actions in the second quarter of 2012 to reduce our cost infrastructure. We currently estimate these actions will result in $4.0 million to $5.0 million of restructuring-related expenses in the second quarter of 2012.

Results of Operations

Financial Summary

The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

	00000000000000	00000000000000	00000000000000	00000000000000	00000000000000
	For the Three Months Ended March 31,			As a Percentage of Net Revenues For the Three Months Ended March 31,
			2012 v2011
(Amounts in thousands)	2012	2011		2012	2011
Revenues:

Investment banking	$48,868	$47,041	3.9%	41.5%	37.7%
Institutional brokerage	45,331	48,231	(6.0)	38.5	38.7
Asset management	17,905	17,929	(0.1)	15.2	14.4
Interest	11,173	14,229	(21.5)	9.5	11.4
Other income	834	5,511	(84.9)	0.8	4.3

Total revenues	124,111	132,941	(6.6)	105.5	106.5

Interest expense	6,440	8,161	(21.1)	5.5	6.5

Net revenues	117,671	124,780	(5.7)	100.0	100.0

Non-interest expenses:

Compensation and benefits	73,484	75,545	(2.7)	62.4	60.5
Occupancy and equipment	7,880	8,448	(6.7)	6.7	6.8
Communications	6,353	6,611	(3.9)	5.4	5.3
Floor brokerage and clearance	2,220	2,466	(10.0)	1.9	2.0
Marketing and business development	5,121	6,210	(17.5)	4.4	5.0
Outside services	6,140	8,106	(24.3)	5.2	6.5
Intangible asset amortization expense	1,917	2,069	(7.3)	1.6	1.7
Other operating expenses	2,185	3,791	(42.4)	1.9	3.1

Total non-interest expenses	105,300	113,246	(7.0)	89.5	90.9

Income before income tax expense	12,371	11,534	7.3	10.5	9.1

Income tax expense	8,005	4,115	94.5	6.8	3.3

Net income	4,366	7,419	(41.2)	3.7	5.8

Net income applicable to noncontrolling interests	1,437	186	672.6	1.2	0.1

Net income applicable to Piper Jaffray Companies	$2,929	$7,233	(59.5)%	2.5%	5.7%

For the three months ended March 31, 2012, we recorded net income applicable to Piper Jaffray Companies of $2.9 million. Net income was reduced by $3.4 million of additional income tax expense attributable to the write-off of deferred tax assets related to equity grants that were either forfeited or vested at share prices lower than the grant date share price. Net revenues for the three months ended March 31, 2012 were $117.7 million, a 5.7 percent decrease from the year-ago period. In the first quarter of 2012, investment banking revenues were $48.9 million, compared with $47.0 million in the prior-year period. The increase in investment banking revenues was primarily attributable to higher debt financing revenues, partially offset by lower advisory services and equity financing revenues. For the three months ended March 31, 2012, institutional brokerage revenues decreased 6.0 percent to $45.3 million, compared with $48.2 million in the corresponding period in the prior year, driven by lower cash equities revenues due to a decline in client trading volumes, which was consistent with industry trends. For the three months ended March 31, 2012, asset management fees were $17.9 million, essentially flat compared to the prior-year period. In the first quarter of 2012, net interest income decreased 22.0 percent to $4.7 million, compared with $6.1 million in the first quarter of 2011. The decrease was primarily the result of lower interest income earned on lower average net inventory balances. For the three months ended March 31, 2012, other income was $0.8 million, compared with $5.5 million in the corresponding period in the prior year. The decrease was due to losses recorded on our firm investments and a decline in income associated with our merchant banking activities, offset in part by an increase in income associated with the forfeitures of stock-based compensation. Non-interest expenses decreased to $105.3 million for the three months ended March 31, 2012, from $113.2 million in the corresponding period in the prior year, mainly driven by cost saving initiatives executed during 2011.

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

For the three months ended March 31, 2012, compensation and benefits expenses decreased 2.7 percent to $73.5 million from $75.5 million in the corresponding period in 2011. Compensation and benefits expenses as a percentage of net revenues increased to 62.4 percent for the first quarter of 2012, compared with 60.5 percent for the first quarter of 2011. The compensation and benefits ratio was lower in the year-ago period due to higher gains recorded on our firm investments and merchant banking activities.

Occupancy and Equipment – In the first quarter of 2012, occupancy and equipment expenses decreased 6.7 percent to $7.9 million, compared with $8.4 million in the corresponding period in 2011. The decrease was primarily attributable to cost savings initiatives executed during 2011.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the three months ended March 31, 2012, communication expenses were $6.4 million, essentially flat compared with the three months ended March 31, 2011.

Floor Brokerage and Clearance – For the three months ended March 31, 2012, floor brokerage and clearance expenses decreased 10.0 percent to $2.2 million, compared with $2.5 million in the three months ended March 31, 2011. The decline was due to lower trading fees resulting from lower U.S. equity client volumes.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment and promotional and advertising costs. In the first quarter of 2012, marketing and business development expenses decreased 17.5 percent to $5.1 million, compared with $6.2 million in first quarter of 2011. In the first quarter of 2011, we wrote-off travel expenses related to equity investment banking deals that were never completed due to market volatility. We expect travel expenses to increase in future periods from the relatively low level experienced in the first quarter of 2012.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees and other professional fees. Outside services expenses decreased 24.3 percent to $6.1 million in the first quarter of 2012, compared with $8.1 million in the corresponding period in 2011, primarily due to reductions in legal fees and lower securities processing expenses.

Intangible Asset Amortization Expense – Intangible asset amortization expense includes the amortization of definite-lived intangible assets consisting of asset management contractual relationships, non-compete agreements and certain trade names and trademarks. For the three months ended March 31, 2012, intangible asset amortization expense was $1.9 million, essentially flat compared with the three months ended March 31, 2011.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses decreased to $2.2 million in the first quarter of 2012, compared with $3.8 million in the first quarter of 2011, due to decreased charitable contributions expense as we funded the majority of our 2011 charitable contribution commitment in the first quarter of 2011. Additionally, we received a business tax refund in the first quarter of 2012.

Income Taxes – For the three months ended March 31, 2012, our provision for income taxes was $8.0 million, compared with $4.1 million in the prior-year period. Income tax expense recorded in the first quarter of 2012 was high compared to pre-tax income because of a $3.4 million write-off of deferred tax assets related to equity grants that either were forfeited or vested at share prices lower than the grant date share price. For more information on the write-off of this deferred tax asset, see “Income Taxes” within our Critical Accounting Policies. Additionally, in the second quarter of 2012, we anticipate recording a reversal of a previously accrued uncertain tax position of $7.1 million, net of federal tax, related to the completion of a state tax audit examination.

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

The following table provides our segment performance for the periods presented:

	000000000000	000000000000	000000000000
	For the Three Months Ended
	March 31,
			2012
	2012	2011	v2011
(Dollars in thousands)
Net revenues
Capital Markets	$99,656	$106,580	(6.5)%
Asset Management	18,015	18,200	(1.0)

Total net revenues	$117,671	$124,780	(5.7)%

Pre-tax operating income
Capital Markets	$7,856	$7,260	8.2%
Asset Management	4,515	4,274	5.6

Total pre-tax operating income	$12,371	$11,534	7.3%

Pre-tax operating margin
Capital Markets	7.9%	6.8%
Asset Management	25.1%	23.5%
Total pre-tax operating margin	10.5%	9.2%

Capital Markets

	00000000000000	00000000000000	00000000000000
	For the Three Months Ended March 31,
	2012	2011	2012 v2011
(Dollars in thousands)
Net revenues:
Investment banking
Financing
Equities	$23,443	$24,682	(5.0)%
Debt	14,769	9,666	52.8
Advisory services	11,290	13,424	(15.9)

Total investment banking	49,502	47,772	3.6

Institutional sales and trading
Equities	22,256	25,739	(13.5)
Fixed income	28,507	29,189	(2.3)

Total institutional sales and trading	50,763	54,928	(7.6)

Other income/(loss)	(609)	3,880	N/M

Total net revenues	$99,656	$106,580	(6.5)%

Pre-tax operating income	$7,856	$7,260	8.2%

Pre-tax operating margin	7.9%	6.8%

N/M - Not meaningful

In early 2012, capital market conditions showed improvement as certain U.S. economic and market fundamentals improved; however, capital market volumes remain below historical norms. Capital Markets net revenues decreased 6.5 percent to $99.7 million, compared with $106.6 million in the first quarter of 2011.

Investment banking revenues comprise all the revenues generated through financing and advisory services activities, including derivative activities that relate to debt financing. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.

In the first quarter of 2012, investment banking revenues increased 3.6 percent to $49.5 million compared with $47.8 million in the corresponding period of the prior year, driven by an increase in debt financing revenues. For the three months ended March 31, 2012, equity financing revenues decreased to $23.4 million, compared with $24.7 million in the prior-year period due to lower revenue per transaction. During the first quarter of 2012, we completed 22 equity financings, raising $3.4 billion for our clients, compared with 19 equity financings, raising $2.5 billion for the corresponding period in 2011. Debt financing revenues in the first quarter of 2012 increased 52.8 percent to $14.8 million, compared with $9.7 million in the first quarter of 2011, when municipal underwriting activity industry-wide was at historic lows. In the first quarter of 2012, historically low yields created client refinancing opportunities, which resulted in a 117 percent increase in our par value from new issuances. During the first quarter of 2012, we completed 139 public finance issues with a total par value of $2.3 billion, compared with 88 public finance issues with a total par value of $1.0 billion during the prior-year period. For the three months ended March 31, 2012, advisory services revenues decreased 15.9 percent to $11.3 million due to lower European advisory services revenue, partially offset by increased U.S. advisory services revenue.

Institutional sales and trading revenues comprise all of the revenues generated through trading activities, which consist of facilitating customer trades and our strategic trading activities in municipal and structured mortgage securities. Also, it includes gains and losses on our investment in a municipal bond fund that we manage. To assess the profitability of institutional brokerage activities, we aggregate institutional brokerage revenues with the net interest income or expense associated with financing, economically hedging and holding long or short inventory positions. Our results may vary from quarter to quarter as a result of changes in trading margins, trading gains and losses, net interest spreads, trading volumes and the timing of transactions based on market opportunities.

For the three months ended March 31, 2012, institutional brokerage revenues declined 7.6 percent to $50.8 million, compared with $54.9 million in the prior-year period, driven by lower equity institutional brokerage revenues. In the first quarter of 2012, equity institutional brokerage revenues decreased to $22.3 million, compared with $25.7 million in the corresponding period in 2011. The decrease was primarily attributed to lower U.S. equity client volumes resulting from reduced market volatility in the first quarter of 2012. For the three months ended March 31, 2012, fixed income institutional brokerage revenues decreased to $28.5 million, compared with $29.2 million in the prior-year period, as incremental revenues associated with a municipal bond fund were more than offset by lower strategic trading revenues.

Other income/loss includes gains and losses from our merchant banking activities and other firm investments, income associated with the forfeiture of stock-based compensation, performance and management fees on a municipal bond fund and interest expense related to long-term funding and a commitment fee on a bank line of credit. For the three months ended March 31, 2012, other income/loss was a loss of $0.6 million primarily due to losses recorded on firm investments, compared with income of $3.9 million in corresponding period in 2011.

Capital Markets segment pre-tax operating margin for the first quarter of 2012 was 7.9 percent, compared with 6.8 percent for the corresponding period in the prior year, driven by lower non-compensation expenses.

Asset Management

	0000000000000	0000000000000	0000000000000
	For the Three Months Ended March 31,
	2012	2011	2012 v2011
(Dollars in thousands)
Net revenues:
Management fees	$17,221	$17,812	(3.3)%
Performance fees	424	117	262.4

Total management and performance fees	17,645	17,929	(1.6)

Other income	370	271	36.5

Net revenues	$18,015	$18,200	(1.0)%

Pre-tax operating income	$4,515	$4,274	5.6%

Pre-tax operating margin	25.1%	23.5%

Management and performance fee revenues comprise the revenues generated through management and investment advisory services performed for separately managed accounts, registered funds and private funds or partnerships. Fluctuations in financial markets and client asset inflows and outflows have a direct effect on management and performance fee revenues. Management fees are generally based on the level of assets under management (“AUM”) measured monthly or quarterly, and an increase or reduction in assets under management, due to market price fluctuations or net client asset flows, will result in a corresponding increase or decrease in management fees. Fees vary with the type of assets managed and the vehicle in which they are managed, with higher fees earned on equity and MLP investments, and lower fees earned on fixed income and cash management products. Performance fees are earned when the investment return on assets under management exceeds certain benchmark targets or other performance targets over a specified measurement period. The level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in total assets under management. The majority of performance fees, if earned, are generally recorded in the fourth quarter of the applicable year or upon withdrawal of client assets. Performance fees are recognized as of each reporting date for certain consolidated partnerships.

Total management and performance fee revenues were $17.6 million in the first quarter of 2012, essentially flat compared to the first quarter of 2011 as lower management fees were offset by higher performance fees. Our average effective revenue yield (total management fees as a percentage of average assets under management) was 54 basis points in the first quarter of 2012, compared to 57 basis points in the corresponding period in the prior-year. The decrease in the average effective revenue yield was attributable to an increase in lower-yielding fixed income AUM during the first quarter of 2012. The increased performance fees were a result of a withdrawal of client assets during the quarter.

Other income includes gains and losses from our investments in registered funds and private funds or partnerships that we manage. For the three months ended March 31, 2012, other income was $0.4 million, essentially flat compared to the first three months of 2011.

Segment pre-tax operating margin for the three months ended March 31, 2012 was 25.1 percent, compared to 23.5 percent for the corresponding period in the prior year. The increased margin was driven by lower non-compensation expenses.

The following table summarizes the changes in our assets under management for the three months ended March 31, 2012:

(Dollars in millions)
Assets under management:
Balance at December 31, 2011	$12,173

Net inflows/(outflows)	458

Net market appreciation	597

Balance at March 31, 2012	$13,228

Assets under management increased $1.1 billion to $13.2 billion in the first three months of 2012. Net market appreciation of $0.6 billion during the first quarter of 2012 was the result of improved market performance for the equity product offerings. We experienced client inflows of approximately $0.5 billion primarily into our fixed income product offering.

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

For a full description of our significant accounting policies, see Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2011. We believe that of our significant accounting policies, the following are our critical accounting policies.

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

ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to inputs with little or no pricing observability (Level III measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following table reflects the composition of our Level III assets and Level III liabilities by asset class:

	0000000000000	0000000000000
	Level III
	March 31,	December 31,
(Dollars in thousands)	2012	2011
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$2,596	$-
Fixed income securities	4,275	2,815
Municipal securities:
Tax-exempt securities	3,039	3,135
Short-term securities	1,930	175
Asset-backed securities	69,747	53,088
Derivative contracts	2,046	-

Total financial instruments and other inventory positions owned:	83,633	59,213

Investments	20,687	21,341

Total assets	$104,320	$80,554

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Convertible securities	$-	$1,171
Fixed income securities	-	900
Derivative contracts	3,495	3,594

Total financial instruments and other inventory positions sold, but not yet purchased:	$3,495	$5,665

The following table reflects activity with respect to our Level III assets and liabilities:

	0000000000000	0000000000000
	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Assets:
Purchases	$141,915	$199,072
Sales	(122,422)	(195,474)
Transfers in	2,476	10,667
Transfers out	-	(2,885)
Realized losses	(685)	(2,231)
Unrealized gains/(losses)	2,482	(1,911)

Liabilities:
Purchases	$(3,808)	$(8,523)
Sales	-	9,158
Transfers in	-	322
Transfers out	(1,171)	(1,777)
Realized gains/(losses)	2,862	(10)
Unrealized gains/(losses)	(53)	435

See Note 5 to our consolidated financial statements for additional discussion of Level III assets and liabilities.

We employ specific control processes to determine the reasonableness of the fair value of our financial instruments. Our processes are designed to ensure that the internally estimated fair values are accurately recorded and that the data inputs and the valuation techniques used are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. Individuals outside of the trading departments perform independent pricing verification reviews as of each reporting date. We have established parameters which set forth when securities are independently verified. The selection parameters are generally based upon the type of security, the level of estimation risk of a security, the materiality of the security to our financial statements, changes in fair value from period to period, and other specific facts and circumstances of our security portfolio. In evaluating the initial internally-estimated fair values made by our traders, the nature and complexity of securities involved (e.g. term, coupon, collateral, and other key drivers of value), level of market activity for securities, and availability of market data are considered. The independent price verification procedures include, but are not limited to, analysis of trade data (both internal and external where available), corroboration to the valuation of positions with similar characteristics, risks and components, or comparison to an alternative pricing source, such as a discounted cash flow model. We have a valuation committee, comprised of members of senior management, that provides oversight and overall responsibility for the internal control processes and procedures related to fair value measurements.

Goodwill and Intangible Assets

We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities acquired requires certain management estimates. At March 31, 2012, we had goodwill of $202.4 million. This goodwill balance consists of $152.3 million recorded in 2010 as a result of the acquisition of ARI and $50.1 million recorded in 2007 as a result of the acquisition of FAMCO.

Under ASC 350, we are required to perform impairment tests of our goodwill and indefinite-life intangible assets annually and on an interim basis when certain events or circumstances exist that could indicate possible impairment. We have elected to test for goodwill impairment in the fourth quarter of each calendar year. Beginning in 2012, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if we conclude otherwise, then we are required to perform the two-step impairment test, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of our reporting units based on the following factors: our market capitalization, a discounted cash flow model using revenue and profit forecasts, public market comparables and multiples of recent mergers and acquisitions of similar businesses. Valuation multiples may be based on revenues, price-to-earnings and tangible capital ratios of comparable public companies and business segments. These multiples may be adjusted to consider competitive differences including size, operating leverage and other factors. The estimated fair values of our reporting units are compared with their carrying values, which includes the allocated goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value.

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

Our annual goodwill impairment testing resulted in no impairment associated with the FAMCO or ARI reporting units, within our asset management operating segment. We also tested the intangible assets (indefinite and definite-lived) acquired as part of the FAMCO and ARI acquisitions and concluded there was no impairment. In the first quarter of 2012, we reorganized our FAMCO and ARI reporting units, which triggered an interim impairment analysis of our goodwill. We concluded there was no impairment.

Stock-Based Compensation

As part of our compensation to employees and directors, we use stock-based compensation, consisting of restricted stock and stock options. The Company accounts for equity awards in accordance with ASC 718, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations at grant date fair value over the service period of the award, net of estimated forfeitures. We grant shares of restricted stock to current employees as part of year-end compensation (“Annual Grants”) and as a retention tool. Employees may receive restricted stock upon initial hiring or as a retention award (“Sign-on Grants”). We have also granted restricted stock awards with service conditions to key employees (“Retention Grants”), as well as restricted stock awards with performance conditions to members of senior management (“Performance Grants”). Upon closing of the ARI acquisition in March 2010, we granted restricted stock to ARI employees (“Inducement Grants”).

Annual Grants are made each February for the prior fiscal year performance and constitute a portion of an employee’s annual incentive for the prior year. We recognize the compensation expense prior to the grant date of the award as we determined that the service inception date precedes the grant date. These grants are not subject to service requirements that employees must fulfill in exchange for the right to these awards, as the grants continue to vest after termination of employment, so long as the employee does not violate certain post-termination restrictions as set forth in the award agreements or any agreements entered into upon termination. Prior to 2011, Annual Grants were subject to three-year cliff vesting. Beginning in 2011, Annual Grants were subject to annual ratable vesting over a three-year period. Unvested shares are subject to post-termination restrictions. These post-termination restrictions do not meet the criteria for an in-substance service condition as defined by ASC 718. Accordingly, such shares of restricted stock comprising Annual Grants are expensed in the period to which those awards are deemed to be earned, which is the calendar year preceding the February grant date. If any of these awards are forfeited, the lower of the fair value at grant date or the fair value at the date of forfeiture is recorded within the consolidated statements of operations as other income.

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

Income Taxes

We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally, amortization of share-based compensation. The realization of deferred tax assets is assessed and a valuation allowance is recognized to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. We believe that our future taxable profits will be sufficient to recognize our U.S. deferred tax assets. However, if our projections of future taxable profits do not materialize, we may conclude that a valuation allowance is necessary, which would impact our results of operations in that period. We have a deferred tax asset valuation allowance of $3.4 million as of March 31, 2012, representing the entire deferred tax asset, related to our Hong Kong subsidiary’s net operating loss carryforwards. We also have a deferred tax asset valuation allowance of $6.4 million related to our U.K. subsidiary’s net operating loss carryforwards, which represents all but $1.1 million of the U.K. subsidiary’s deferred tax asset.

We record deferred tax benefits for future tax deductions expected upon the vesting of share-based compensation. If deductions reported on our tax return for share-based compensation (i.e., the value of the share-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with ASC 718), we record the excess tax benefit as additional paid-in capital. Conversely, if deductions reported on our tax return for share-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, we offset the deficiency first to any previously recognized excess tax benefits recorded as additional paid-in capital and any remaining deficiency is recorded as income tax expense. As of March 31, 2012, we did not have any available excess tax benefits within additional paid-in capital. We recorded $3.4 million of income tax expense due to the write-off of deferred tax assets related to equity grants that were forfeited or vested at share prices lower than the grant date share price. This amount primarily related to approximately 960,000 shares which vested in the first quarter of 2012 at values less than the grant date fair value.

We establish reserves for uncertain income tax positions in accordance with ASC 740 when it is not more likely than not that a certain position or component of a position will be ultimately upheld by the relevant taxing authorities. Significant judgment is required in evaluating uncertain tax positions. Our tax provision and related accruals include the impact of estimates for uncertain tax positions and changes to the reserves that are considered appropriate. To the extent the probable tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of change and, in turn, our results of operations. In the second quarter of 2012, we anticipate recording a reversal of previously accrued uncertain tax positions of $7.1 million, net of federal income tax, related to completion of a state tax audit examination.

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

The following are financial instruments that are cash and cash equivalents, or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time:

	000000000000000	000000000000000	000000000000000		000000000000000
			Average Balance for the
			Three Months Ended
(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2012		December 31, 2011
Cash and cash equivalents:
Cash in banks	$32,147	$20,117	$31,042		$26,761
Money market investments	22,513	65,690	63,034		33,195

Total cash and cash equivalents	$54,660	$85,807	$94,076	(1)	$59,956	(1)

(1)	Average balance calculated based upon ending daily balances.

In addition, we had cash and cash equivalents segregated of $16.0 million and $25.0 million that was available exclusively for customer liabilities included on our balance sheet as of March 31, 2012 and December 31, 2011, respectively. This cash and cash equivalents segregated consists of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Piper Jaffray & Co., our U.S. broker dealer subsidiary carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of our clients.

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

We currently do not pay cash dividends on our common stock and do not plan to in the foreseeable future. Additionally, we have a bank syndicated credit agreement, as described in Note 12 to our consolidated financial statements, and it includes a restrictive covenant that restricts our ability to pay cash dividends.

In 2010, our board of directors authorized the repurchase of up to $75 million in shares of our common stock through September 30, 2012. In the first quarter of 2012, we repurchased 287,788 shares or $7.0 million of our common stock related to this authorization. Based upon prior repurchases, $44.3 million of this authorization remained available as of March 31, 2012. We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the first quarter of 2012, we purchased 352,838 shares or $8.4 million of our common shares for this purpose. Our bank syndicated credit agreement includes a covenant that limits the annual amount of common shares we can repurchase to the amount of new equity granted during that fiscal year. The aggregate amount we repurchased in the first quarter of 2012 is near the covenant limit. We are working with our bank group to amend this covenant to permit additional repurchases in 2012.

Leverage Ratios

The following table presents total assets, adjusted assets, total shareholders’ equity and tangible shareholders’ equity with the resulting leverage ratios as of:

(Dollars in thousands)	March 31, 2012	December 31, 2011

Total assets	$1,888,511	$1,655,721
Deduct: Goodwill and intangible assets	(251,739)	(253,656)

Adjusted assets	$1,636,772	$1,402,065

Total shareholders’ equity	$757,721	$750,600
Deduct: Goodwill and intangible assets	(251,739)	(253,656)

Tangible shareholders’ equity	$505,982	$496,944

Leverage ratio (1)	2.5	2.2

Adjusted leverage ratio (2)	3.2	2.8

(1)	Leverage ratio equals total assets divided by total shareholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible shareholders’ equity.

Adjusted assets and tangible shareholders’ equity are non-GAAP financial measures. A non-GAAP financial measure is a numeric measure of financial performance that includes adjustments to the most directly comparable measure calculated and presented in accordance with GAAP, or for which there is no specific GAAP measure. Goodwill and intangible assets are subtracted from total assets and total shareholders’ equity in determining adjusted assets and tangible shareholders’ equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets which can be deployed in a liquid manner. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our leverage ratio and adjusted leverage ratio increased from December 31, 2011 to March 31, 2012 as a result of higher inventory balances on the final day of the quarter. Our inventory balances were subsequently reduced early in the second quarter of 2012.

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

Short-term financing

Our day-to-day funding and liquidity is obtained primarily through the use of repurchase agreements, commercial paper issuance, and bank lines of credit, and is typically collateralized by our securities inventory. These funding sources are critical to our ability to finance and hold inventory, which is a necessary part of our institutional brokerage business. The majority of our inventory is very liquid and is therefore funded by overnight or short-term facilities. These short-term facilities (i.e., our committed line, term repurchase agreement and commercial paper) have been established to mitigate changes in the liquidity of our inventory based on changing market conditions. Our funding sources are also dependent on the types of inventory that our counterparties are willing to accept as collateral and the number of counterparties available. From time to time the number of counterparties that will enter into municipal repurchase agreements can be limited based on market conditions. Currently, the majority of our bank lines and commercial paper will accept municipal inventory as collateral, which helps mitigate this municipal repurchase agreement counterparty risk. We also have established arrangements to obtain financing by another broker dealer at the end of each business day related specifically to our convertible inventory as well as through a prime broker related to our municipal bond fund. Funding is generally obtained at rates based upon the federal funds rate and/or the London Interbank Offer Rate.

Uncommitted Lines – We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $275 million with three banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have a $100 million uncommitted unsecured facility with one of these banks. All of these uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. More specifically, these lines are subject to approval by the respective bank each time an advance is requested and advances may be denied, which may be particularly true during times of market stress or market perceptions of our exposures. We manage our relationships with the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business. At March 31, 2012, we had no advances against these lines of credit.

Committed Lines – Our committed line is a $250 million revolving secured credit facility. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co., our U.S. broker dealer subsidiary, to maintain a minimum net capital of $150 million, and the unpaid principal amount of all advances under the facility will be due on December 28, 2012. At March 31, 2012, we had an advance of $149 million against this line of credit.

Commercial Paper Program – We issued secured commercial paper to approximately 30 counterparties as of March 31, 2012 to fund a portion of our securities inventories. The maximum amount that may be issued under the program is $300 million, of which $191 million was outstanding at March 31, 2012. The commercial paper notes are secured by our securities inventory with maturities on the commercial paper ranging from 27 days to 270 days from the date of issuance.

On April 2, 2012, we initiated a second commercial paper program to provide additional funding capacity and to fund an expanded portion of our securities inventory, specifically asset-backed securities. The maximum amount that may be issued under the program is $150 million.

The following table presents the average balances outstanding for our various short-term funding sources by quarter for 2012 and 2011, respectively.

	Marchn31,2012	Marchn31,2012	Marchn31,2012	Marchn31,2012	Marchn31,2012
	Average Balance for the Three Months Ended
(Dollars in millions)	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
Funding source:
Repurchase agreements	$114.3	$252.7	$324.6	$326.5	$253.6
Commercial paper	201.2	147.1	125.7	117.9	112.1
Short-term bank loans	9.7	13.4	68.1	68.7	24.7

Total	$325.2	$413.2	$518.4	$513.1	$390.4

The average funding in the first quarter of 2012 decreased to $325.2 million, compared with $413.2 million during the fourth quarter of 2011. The decrease was a result of lower average inventory balances in the first quarter of 2012, compared with the prior period. As compared to the first quarter of 2011, the average funding balance for the first quarter of 2012 decreased from $390.4 million to $325.2 million; this was also a result of lower average inventory balances.

The following table presents the maximum daily funding amount by quarter for 2012 and 2011, respectively.

	For the Three Months Ended
	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
(Dollars in millions)
Maximum amount of daily financing	$493.3	$567.3	$681.1	$661.2	$569.2

Three-year bank syndicated credit agreement

On December 29, 2010, we entered into a three-year bank syndicated credit agreement (“Credit Agreement”), comprised of a $100 million amortizing term loan and a $50 million revolving credit facility. SunTrust Bank is the administrative agent (“Agent”) for the lenders. The term loan amortizes 10 percent in year one, 25 percent in year two and 65 percent in year three. As of March 31, 2012, $25.0 million was outstanding on the revolving credit facility, and $83.8 million was outstanding on the amortizing term loan. Of the remaining term loan principal outstanding, we are required to pay $18.8 million in 2012 and the remaining $65.0 million in 2013.

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

The Credit Agreement includes covenants that, among other things, limit our leverage ratio, require maintenance of certain levels of cash and regulatory net capital, require our asset management segment to achieve minimum earnings before interest, taxes, depreciation and amortization, and impose certain limitations on our ability to make acquisitions and to repurchase or declare dividends on our capital stock. The Credit Agreement limits annual share repurchases to the amount of equity granted in conjunction with our annual equity compensation awards. With respect to the net capital covenant, our U.S. broker dealer subsidiary is required to maintain minimum net capital of $160 million. At March 31, 2012, we were in compliance with all covenants.

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2011.

Capital Requirements

As a registered broker dealer and member firm of FINRA, our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. We also are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. At March 31, 2012, our net capital under the SEC’s uniform net capital rule was $200.3 million, and exceeded the minimum net capital required under the SEC rule by $199.3 million.

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

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes our off-balance sheet arrangements at March 31, 2012 and December 31, 2011:

	000000000	000000000	000000000	000000000	000000000	000000000	000000000	000000000
	Expiration Per Period at March 31, 2012						Total Contractual Amount
(Dollars in thousands)	Remainder of 2012	2013	2014	2015- 2016	2017- 2018	Later	March 31, 2012	December 31, 2011
Customer matched-book derivative contracts (1) (2)	$-	$50,620	$103,750	$142,540	$71,740	$5,414,736	$5,783,386	$5,848,530
Trading securities derivative contracts (2)	-	-	-	-	-	298,250	298,250	99,750
Credit default swap index contracts (2)	-	-	-	150,000	-	-	150,000	188,000
Private equity investment commitments (3)	-	-	-	-	-	-	51,433	1,520

(1)	Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with two major financial institutions, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $204.9 million at March 31, 2012) who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contracts could become material, exposing us to the credit risk of these counterparties. At March 31, 2012, we had $29.0 million of credit exposure with these counterparties, including $15.6 million of credit exposure with one counterparty.

(2)	We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At March 31, 2012 and December 31, 2011, the net fair value of these derivative contracts approximated $30.5 million and $36.0 million, respectively.

(3)	We have committed capital of $51.4 million to certain entities, typically partnerships. Certain of these commitments have no specific call date.

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

We enter into derivative contracts in a principal capacity as a dealer to satisfy the financial needs of clients. We also use derivative products to hedge the interest rate and market value risks associated with our security positions. Our interest rate hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate risk. For a complete discussion of our activities related to derivative products, see Note 4, “Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased,” in the notes to our consolidated financial statements.

Loan Commitments

We may commit to bridge loan financing for our clients or make commitments to underwrite corporate debt. We had no loan commitments outstanding at March 31, 2012.

Private Equity and Other Principal Investments

A component of our private equity and principal investments are made through investments in various legal entities, typically partnerships or limited liability companies, established for the purpose of investing in securities of public or private companies or municipal debt obligations. We commit capital or act as the managing partner of these entities. Some of these entities are deemed to be variable interest entities. For a complete discussion of our activities related to these types of entities, see Note 6, “Variable Interest Entities,” to our consolidated financial statements.

We have committed capital to certain entities and these commitments generally have no specified call dates. We had $51.4 million of commitments outstanding at March 31, 2012, of which $50 million related to a commitment to an affiliated merchant banking fund.

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

In addition to supporting daily risk management processes on the trading desks, our risk management functions support our financial risk committee and valuation committee. This committee oversees risk management practices, including defining acceptable risk tolerances and approving risk management policies.

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

Our different types of market risk include:

Interest Rate Risk – Interest rate risk represents the potential volatility from changes in market interest rates. We are exposed to interest rate risk arising from changes in the level and volatility of interest rates, changes in the shape of the yield curve, changes in credit spreads, and the rate of prepayments on our interest-earning assets (including client cash balances, investments, inventories, and resale agreements) and our funding sources (including client cash balances, short-term and bank syndicated financing, and repurchase agreements), which finance these assets. Interest rate risk is managed through the use of appropriate hedging in U.S. government securities, agency securities, mortgage-backed securities, corporate debt securities, interest rate swaps, options, futures and forward contracts. We use interest rate swap contracts and MMD rate lock agreements to hedge a portion of our fixed income inventory. These interest rate swap contracts are recorded at fair value with the changes in fair value recognized in earnings. Our interest rate hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate risk.

Equity Price Risk – Equity price risk represents the potential loss in value due to adverse changes in the level or volatility of equity prices. We are exposed to equity price risk through our trading activities in the U.S. market on both listed and over-the-counter equity markets. We attempt to reduce the risk of loss inherent in our market-making and in our inventory of equity securities by establishing limits on the notional level of our inventory and by managing net position levels within those limits.

Currency Risk – Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments. A portion of our business is conducted in currencies other than the U.S. dollar, and changes in foreign exchange rates relative to the U.S. dollar can therefore affect the value of non-U.S. dollar net assets, revenues and expenses. A change in the foreign currency rates could create either a foreign currency transaction gain/loss (recorded in our consolidated statements of operations) or a foreign currency translation adjustment (recorded to accumulated other comprehensive income within the shareholders’ equity section of our consolidated statements of financial condition and other comprehensive income within the consolidated statements of comprehensive income).

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

The following table quantifies the model-based VaR simulated for each component of market risk for the periods presented, which are computed using the past 250 days of historical data. When calculating VaR we use a 95 percent confidence level and a one-day time horizon. This means that, over time, there is a 1 in 20 chance that daily trading net revenues will fall below the expected daily trading net revenues by an amount at least as large as the reported VaR. Shortfalls on a single day can exceed reported VaR by significant amounts. Shortfalls can also accumulate over a longer time horizon, such as a number of consecutive trading days. Therefore, there can be no assurance that actual losses occurring on any given day arising from changes in market conditions will not exceed the VaR amounts shown below or that such losses will not occur more than once in a 20-day trading period.

	Decembern31,	Decembern31,
(Dollars in thousands)	March 31, 2012	December 31, 2011
Interest Rate Risk	$586	$589
Equity Price Risk	458	1,005
Diversification Effect (1)	(501)	(654)

Total Value-at-Risk	$543	$940

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the three months ended March 31, 2012 and the year ended December 31, 2011, respectively.

	Average	Average	Average
For the Three Months Ended March 31, 2012
(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$975	$339	$544
Equity Price Risk	1,014	301	725
Diversification Effect (1)			(582)
Total Value-at-Risk	$918	$475	$687

For the Year Ended December 31, 2011
(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$1,887	$537	$1,021
Equity Price Risk	1,451	25	279
Diversification Effect (1)			(294)
Total Value-at-Risk	$1,809	$511	$1,006

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

No trading losses incurred on a single day exceeded our one-day VaR during the first quarter of 2012.

The aggregate VaR as of March 31, 2012 was lower compared to levels reported as of December 31, 2011 as a result of equity positions held at December 31, 2011 having much higher volatility than positions held at March 31, 2012.

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

We are also exposed to liquidity risk in our day-to-day funding activities. We have a relatively low leverage ratio of 2.5 and adjusted leverage ratio of 3.2 as of March 31, 2012, as discussed above. We manage liquidity risk by diversifying our funding sources across products and among individual counterparties within those products. For example, our treasury department actively manages the use of our committed bank line, repurchase agreements, commercial paper issuance and secured and unsecured bank borrowings each day depending on pricing, availability of funding, available collateral and lending parameters from any one of these sources.

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

We have concentrated counterparty credit exposure with six non-publicly rated entities totaling $29.0 million at March 31, 2012. This counterparty credit exposure is part of our derivative program, consisting primarily of interest rate swaps. One derivative counterparty represents 54.0 percent, or $15.6 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

Merchant banking debt investments that have been funded are recorded in other assets at amortized cost on the consolidated statements of financial condition. At March 31, 2012, we had two funded merchant banking debt investments totaling $13.1 million. Merchant banking investments are monitored regularly by our financial risk committee.

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

During the first quarter of our fiscal year ended December 31, 2012, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The discussion of our business and operations should be read together with the legal proceedings contained in Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 1A. RISK FACTORS.

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2012.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
(January 1, 2012 to January 31, 2012)	4,765	(2)	$21.11	-	$ 51 million
Month #2
(February 1, 2012 to February 29, 2012)	433,995	(3)	$23.78	97,792	$ 49 million
Month #3
(March 1, 2012 to March 31, 2012)	201,866	(4)	$24.69	189,996	$ 44 million

Total	640,626		$24.05	287,788	$ 44 million

(1)	On July 28, 2010, we announced that our board of directors had authorized the repurchase of up to $75 million of common stock through September 30, 2012.

(2)	Consists of shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock.

(3)

Consists of 97,792 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price per share of $24.05, and 336,203 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $23.70.

(4)

Consists of 189,996 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price per share of $24.67, and 11,870 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $25.01.

In addition, a third-party trustee makes open-market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.

ITEM 6. EXHIBITS

Exhibit Number	Description	Method of Filing

4.1	Indenture dated as of April 2, 2012 between Piper Jaffray & Co. and the Bank of New York Mellon	(1)

10.1	Summary of Annual Incentive Program for Certain Executive Officers*	(2)

10.2	First Amendment to Employment Agreement, dated February 27, 2012, by and between Piper Jaffray Companies and Brien M. O’Brien*	(3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certifications	Filed herewith

101	Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (v) the notes to the Consolidated Financial Statements.	Filed herewith

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
(1)	Filed as an exhibit to the Company’s Form 8-K, filing with the Commission on April 5, 2012, and incorporated herein by reference.
(2)	Incorporated herein by reference to Item 5.02 of the Company’s Form 8-K, filed with the Commission on February 23, 2011.
(3)	Filed as an exhibit to the Company’s Form 8-K, filing with the Commission on February 27, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 3, 2012.

PIPER JAFFRAY COMPANIES

By /s/ Andrew S. Duff
Its Chairman and Chief Executive Officer

By /s/ Debbra L. Schoneman
Its Chief Financial Officer

Exhibit Index

Exhibit Number	Description	Method of Filing

4.1	Indenture dated as of April 2, 2012 between Piper Jaffray & Co. and the Bank of New York Mellon	(1)

10.1	Summary of Annual Incentive Program for Certain Executive Officers*	(2)

10.2	First Amendment to Employment Agreement, dated February 27, 2012, by and between Piper Jaffray Companies and Brien M. O’Brien*	(3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certifications	Filed herewith

101	Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (v) the notes to the Consolidated Financial Statements.	Filed herewith

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
(1)	Filed as an exhibit to the Company’s Form 8-K, filing with the Commission on April 5, 2012, and incorporated herein by reference.
(2)	Incorporated herein by reference to Item 5.02 of the Company’s Form 8-K, filed with the Commission on February 23, 2011.
(3)	Filed as an exhibit to the Company’s Form 8-K, filing with the Commission on February 27, 2012 and incorporated herein by reference.