Form 10-Q
period 2012-06-30
PIPER JAFFRAY COMPANIES
filed 2012-08-02
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of July 20, 2012, the registrant had 17,759,917 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS

Piper Jaffray Companies

Consolidated Statements of Financial Condition

	June 30, 2012	December 31, 2011
(Amounts in thousands, except share data)	(Unaudited)
Assets

Cash and cash equivalents	$39,592	$85,807
Cash and cash equivalents segregated for regulatory purposes	17,009	25,008
Receivables:
Customers	52,179	24,196
Brokers, dealers and clearing organizations	155,141	124,661
Securities purchased under agreements to resell	112,791	160,146

Financial instruments and other inventory positions owned	404,260	391,694
Financial instruments and other inventory positions owned and pledged as collateral	782,436	405,887

Total financial instruments and other inventory positions owned	1,186,696	797,581

Fixed assets (net of accumulated depreciation and amortization of $60,277 and $58,923, respectively)	19,538	21,793
Goodwill	202,352	202,352
Intangible assets (net of accumulated amortization of $25,542 and $21,708, respectively)	47,470	51,304
Other receivables	51,699	41,570
Other assets	114,604	121,303

Total assets	$1,999,071	$1,655,721

Liabilities and Shareholders’ Equity

Short-term financing	$428,663	$168,701
Bank syndicated financing	88,619	115,000
Payables:
Customers	35,837	29,373
Brokers, dealers and clearing organizations	172,794	35,436
Securities sold under agreements to repurchase	157,565	109,080
Financial instruments and other inventory positions sold, but not yet purchased	282,457	303,504
Accrued compensation	62,340	109,588
Other liabilities and accrued expenses	28,900	34,439

Total liabilities	1,257,175	905,121

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at June 30, 2012 and December 31, 2011;
Shares issued: 19,530,359 at June 30, 2012 and 19,524,512 at December 31, 2011;
Shares outstanding: 15,200,646 at June 30, 2012 and 15,750,188 at December 31, 2011	195	195
Additional paid-in capital	757,241	791,166
Retained earnings	87,315	77,535
Less common stock held in treasury, at cost: 4,329,713 shares at June 30, 2012 and 3,774,324 shares at December 31, 2011	(141,980)	(151,110)
Accumulated other comprehensive income	614	605

Total common shareholders’ equity	703,385	718,391

Noncontrolling interests	38,511	32,209

Total shareholders’ equity	741,896	750,600

Total liabilities and shareholders’ equity	$1,999,071	$1,655,721

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2012	2011	2012	2011
Revenues:

Investment banking	$50,324	$67,062	$99,192	$114,103
Institutional brokerage	32,145	37,800	77,476	86,031
Asset management	17,434	19,640	35,339	37,569
Interest	12,166	13,144	23,339	27,373
Other income	979	2,911	1,008	8,331

Total revenues	113,048	140,557	236,354	273,407

Interest expense	6,650	7,693	13,090	15,854

Net revenues	106,398	132,864	223,264	257,553

Non-interest expenses:

Compensation and benefits	66,487	80,291	139,166	155,745
Occupancy and equipment	7,653	8,992	15,533	17,440
Communications	5,310	6,203	11,663	12,814
Floor brokerage and clearance	2,088	2,219	4,308	4,685
Marketing and business development	6,262	6,725	11,383	12,935
Outside services	7,873	6,819	14,013	14,925
Restructuring-related expenses	3,642	-	3,642	-
Intangible asset amortization expense	1,917	2,069	3,834	4,138
Other operating expenses	3,513	2,412	5,698	6,203

Total non-interest expenses	104,745	115,730	209,240	228,885

Income before income tax expense/(benefit)	1,653	17,134	14,024	28,668

Income tax expense/(benefit)	(5,767)	5,987	2,238	10,102

Net income	7,420	11,147	11,786	18,566

Net income applicable to noncontrolling interests	569	453	2,006	639

Net income applicable to Piper Jaffray Companies	$6,851	$10,694	$9,780	$17,927

Net income applicable to Piper Jaffray Companies’ common shareholders	$5,890	$8,760	$8,344	$14,422

Earnings per common share
Basic	$0.37	$0.55	$0.52	$0.93
Diluted	$0.37	$0.55	$0.52	$0.93

Weighted average number of common shares outstanding
Basic	15,932	15,840	16,002	15,510
Diluted	15,932	15,845	16,002	15,536

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
Net income	$7,420	$11,147	$11,786	$18,566

Other comprehensive income/(loss), net of tax:

Foreign currency translation adjustment	(79)	88	9	55

Comprehensive income	7,341	11,235	11,795	18,621

Comprehensive income applicable to noncontrolling interests	569	453	2,006	639

Comprehensive income applicable to Piper Jaffray Companies	$6,772	$10,782	$9,789	$17,982

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011
Operating Activities:

Net income	$11,786	$18,566
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets	3,689	3,642
Deferred income taxes	16,049	17,008
Stock-based compensation	5,485	15,734
Amortization of intangible assets	3,834	4,138
Amortization of forgivable loans	3,885	4,351
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	7,999	(3,000)
Receivables:
Customers	(27,989)	(46,581)
Brokers, dealers and clearing organizations	(30,479)	(25,048)
Securities purchased under agreements to resell	47,355	8,288
Net financial instruments and other inventory positions owned	(410,162)	(57,242)
Other receivables	(14,016)	(15,089)
Other assets	(9,331)	(5,867)
Increase/(decrease) in operating liabilities:
Payables:
Customers	6,427	16,990
Brokers, dealers and clearing organizations	137,358	3,197
Securities sold under agreements to repurchase	3,289	43,516
Accrued compensation	(35,307)	(57,689)
Other liabilities and accrued expenses	(5,402)	(7,835)

Net cash used in operating activities	(285,530)	(82,921)

Investing Activities:

Business acquisitions, net of cash acquired	-	(56)
Purchases of fixed assets, net	(1,438)	(4,339)

Net cash used in investing activities	(1,438)	(4,395)

Financing Activities:

Increase in short-term financing	259,962	31,039
Decrease in bank syndicated financing	(26,381)	(5,000)
Increase in securities sold under agreements to repurchase	45,196	84,906
Increase in noncontrolling interests	4,296	15,089
Repurchase of common stock	(42,291)	(19,663)
Excess tax benefits from stock-based compensation	-	405
Proceeds from stock option transactions	-	40

Net cash provided by financing activities	240,782	106,816

Currency adjustment:
Effect of exchange rate changes on cash	(29)	(29)

Net increase/(decrease) in cash and cash equivalents	(46,215)	19,471

Cash and cash equivalents at beginning of period	85,807	50,602

Cash and cash equivalents at end of period	$39,592	$70,073

Supplemental disclosure of cash flow information -
Cash paid/(received) during the period for:
Interest	$13,636	$16,937
Income taxes	$(1,827)	$19,138

Non-cash financing activities -
Issuance of common stock for retirement plan obligations:
165,241 shares and 90,085 shares for the six months ended June 30, 2012 and 2011, respectively	$3,814	$3,814

Issuance of restricted common stock for annual equity award:
487,181 shares and 592,697 shares for the six months ended June 30, 2012 and 2011, respectively	$11,244	$25,095

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies

Notes to the Consolidated Financial Statements

Note 1 Organization and Basis of Presentation

Organization

Piper Jaffray Companies is the parent company of Piper Jaffray & Co. (“Piper Jaffray”), a securities broker dealer and investment banking firm; Piper Jaffray Asia Holdings Limited, an entity providing investment banking services in China headquartered in Hong Kong; Piper Jaffray Ltd., a firm providing securities brokerage and mergers and acquisitions services in Europe headquartered in London, England; Advisory Research, Inc. (“ARI”) and Fiduciary Asset Management, LLC (“FAMCO”), entities providing asset management services to separately managed accounts, closed-end and open-end funds and partnerships; Piper Jaffray Investment Management LLC, an entity providing alternative asset management services; Piper Jaffray Financial Products Inc., Piper Jaffray Financial Products II Inc. and Piper Jaffray Financial Products III Inc., entities that facilitate derivative transactions; and other immaterial subsidiaries. Piper Jaffray Companies and its subsidiaries (collectively, the “Company”) operate in two reporting segments: Capital Markets and Asset Management. A summary of the activities of each of the Company’s business segments is as follows:

Capital Markets

The Capital Markets segment provides institutional sales, trading and research services and investment banking services. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Investment banking services include management of and participation in underwritings, merger and acquisition services and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Also, the Company generates revenue through strategic trading activities, which focus on municipal bond securities and structured residential mortgages, and merchant banking activities, which involve proprietary debt or equity investments in late stage private companies. As certain of these efforts have matured and an investment process has been developed, the Company has created alternative asset management funds in order to invest firm capital as well as seek capital from outside investors. The Company has created three such funds, one in merchant banking and two in municipal securities. The Company receives management and performance fees for managing the funds.

As discussed in Note 22, on July 25, 2012, the Company announced its intention to exit the Hong Kong capital markets business.

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

Reclassification

In the second quarter of 2012, the Company reclassified the value of restricted stock forfeitures during the quarter from other income to a reduction of compensation and benefits expense within the consolidated statements of operations to be consistent with the reporting of forfeitures for the Piper Jaffray Companies Mutual Fund Restricted Share Investment Plan and to more accurately reflect compensation expense. Prior period amounts have been reclassified in the accompanying financial statements to conform to current period presentation. The reclassified amounts were $3.1 million and $3.2 million for the three and six months ended June 30, 2011, respectively. This change had no effect on shareholders’ equity, net income or cash flows for any of the periods presented.

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

Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased were as follows:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$25,249	$29,233
Convertible securities	32,847	34,480
Fixed income securities	44,839	14,924
Municipal securities:
Taxable securities	137,158	231,999
Tax-exempt securities	464,718	209,317
Short-term securities	109,947	47,387
Asset-backed securities	89,915	61,830
U.S. government agency securities	234,114	118,387
U.S. government securities	7,114	8,266
Derivative contracts	40,795	41,758

	$1,186,696	$797,581

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$18,916	$33,737
Convertible securities	1,730	3,118
Fixed income securities	21,361	12,621
Municipal securities:
Tax-exempt securities	26	3,270
Short-term securities	-	145
Asset-backed securities	696	11,333
U.S. government agency securities	34,798	37,903
U.S. government securities	200,027	195,662
Derivative contracts	4,903	5,715

	$282,457	$303,504

At June 30, 2012 and December 31, 2011, financial instruments and other inventory positions owned in the amount of $782.4 million and $405.9 million, respectively, had been pledged as collateral for repurchase agreements, short-term financings and to the prime broker of the Company’s municipal bond funds.

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

Firm investments: The Company has historically entered into foreign currency forward contracts to manage the currency exposure related to its non-U.S. dollar denominated firm investments.

The following table presents the total absolute notional contract amount associated with the Company’s outstanding derivative instruments:

(Dollars in thousands) Transaction Type or Hedged Security	Derivative Category			June 30, 2012	December 31, 2011
Customer matched-book	Interest rate derivative contract			$5,740,300	$5,848,530
Trading securities	Interest rate derivative contract			266,250	99,750
Trading securities	Credit default swap index contract			173,900	188,000

				$6,180,450	$6,136,280

The Company’s interest rate derivative contracts, credit default swap index contracts and foreign currency forward contracts do not qualify for hedge accounting, therefore, unrealized gains and losses are recorded on the consolidated statements of operations. The following table presents the Company’s unrealized gains/(losses) on derivative instruments:

(Dollars in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Category	Operations Category	2012	2011	2012	2011
Interest rate derivative contract	Investment banking	$(864)	$(2,798)	$(1,605)	$(3,345)
Interest rate derivative contract	Institutional brokerage	(5,414)	(6,059)	(3,269)	(7,306)
Credit default swap index contract	Institutional brokerage	1,271	45	360	(60)
Foreign currency forward contract	Other operating expenses	-	-	-	59

		$(5,007)	$(8,812)	$(4,514)	$(10,652)

The gross fair market value of all derivative instruments and their location on the Company’s consolidated statements of financial condition prior to counterparty netting are shown below by asset or liability position (1):

(Dollars in thousands) Derivative Category	Financial Condition Location	Asset Value at June 30, 2012	Financial Condition Location	Liability Value at June 30, 2012
Interest rate derivative contract	Financial instruments and other inventory positions owned	$649,374	Financial instruments and other inventory positions sold, but not yet purchased	$628,599

Credit default swap index contract	Financial instruments and other inventory positions owned	1,563	Financial instruments and other inventory positions sold, but not yet purchased	730

		$650,937		$629,329

(1)	Amounts are disclosed at gross fair value in accordance with the requirement of FASB Accounting Standards Codification Topic 815, “Derivatives and Hedging” (“ASC 815”).

Derivatives are reported on a net basis by counterparty when a legal right of offset exists and on a net basis by cross product when applicable provisions are stated in master netting agreements. Cash collateral received or paid is netted on a counterparty basis, provided a legal right of offset exists.

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company’s financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company’s  derivative contracts are substantially collateralized by its counterparties, who  are major  financial institutions. The

Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of June 30, 2012, the Company had $36.2 million of uncollateralized credit exposure with these counterparties (notional contract amount of $204.2 million), including $19.6 million of uncollateralized credit exposure with one counterparty.

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

Convertible securities – Convertible securities are valued based on observable trades, when available. Accordingly, these convertible securities are categorized as Level II. When  observable price quotations are not available, fair value is determined using model-based valuation techniques with observable market inputs, such as specific company stock price and volatility, and unobservable inputs such as option adjusted spreads over the U.S. treasury securities curve. These instruments are categorized as Level III.

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

Tax-exempt municipal securities – Tax-exempt municipal securities are valued using recently executed observable trades or market price quotations and therefore are generally categorized as Level II. Certain illiquid tax-exempt municipal securities are valued using market data for comparable securities (maturity and sector) and management judgment to infer an appropriate current yield or other model-based valuation techniques deemed appropriate by management based on the specific nature of the individual security and are therefore categorized as Level III.

Short-term municipal securities – Short-term municipal securities include auction rate securities, variable rate demand notes, and other short-term municipal securities. Variable rate demand notes and other short-term municipal securities are valued using recently executed observable trades or market price quotations and therefore are generally categorized as Level II. Auction rate securities with limited liquidity are categorized as Level III and are valued using discounted cash flow models with unobservable inputs such as the Company’s expectations of recovery rate on the securities.

Asset-backed securities – Asset-backed securities are valued using observable trades, when available. Certain asset-backed securities are valued using models where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data. These asset-backed securities are categorized as Level II. Other asset-backed securities, which are principally collateralized by residential mortgages, have experienced low volumes of executed transactions that results in less observable transaction data. Certain asset-backed securities collateralized by residential mortgages are valued using cash flow models that utilize unobservable inputs including credit default rates, prepayment rates, loss severity and valuation yields. As judgment is used to determine the range of these inputs, these asset-backed securities are categorized as Level III.

U.S. government agency securities – U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities and are categorized as Level II. Mortgage bonds include bonds secured by mortgages, mortgage pass-through securities and agency collateralized mortgage-obligation (“CMO”) securities. Mortgage pass-through securities and CMO securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore are generally categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields ranging from 80-135 basis points (“bps”) on spreads over U.S. treasury securities, or models based upon prepayment expectations ranging from 400-550 Public Securities Association (“PSA”) prepayment levels. These securities are categorized as Level II.

U.S. government securities – U.S. government securities include highly liquid U.S. treasury securities which are generally valued using quoted market prices and therefore categorized as Level I. The Company does not transact in securities of countries other than the U.S. government.

Derivatives – Derivative contracts include interest rate and basis swaps, forward purchase agreements, interest rate locks, futures, credit default swap index contracts and foreign currency forward contracts. These instruments derive their value from underlying assets, reference rates, indices or a combination of these factors. The majority of the Company’s interest rate derivative contracts, including both interest rate swaps and interest  rate locks,  are  valued using market  standard pricing  models based  on the net present value of estimated future cash flows. The valuation models used do not involve material subjectivity as the methodologies do not entail significant judgment and the pricing inputs are market observable, including contractual terms, yield curves and measures of volatility. These instruments are classified as Level II within the fair value hierarchy. Certain interest rate locks transact in less active markets and were valued using valuation models that used the previously mentioned observable inputs and certain unobservable inputs that required significant judgment, such as the unamortized premium over the MMD curve. These instruments are classified as Level III. The Company’s credit default swap index contracts and foreign currency forward contracts are valued using market price quotations and classified as Level II.

Investments

The Company’s investments valued at fair value include equity investments in private companies whereby the Company elected the fair value option, investments in public companies and warrants of public or private companies. These investments are included in other assets on the consolidated statements of financial condition. Exchange traded direct equity investments in public companies and registered mutual funds are valued based on quoted prices on active markets and classified as Level I. Company-owned warrants, which have a cashless exercise option, are valued based upon the Black-Scholes option-pricing model and certain unobservable inputs. The Company applies a liquidity discount rate to its warrants in public and private companies. For warrants in private companies, valuation adjustments, based upon management’s judgment, are made to account for differences between the measured security and the stock volatility factors of comparable companies. Company-owned warrants are reported as Level III assets.

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking investments at inception to reflect economic events in earnings on a timely basis. At June 30, 2012, $14.7 million in merchant banking investments, included within other assets on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets. The gains from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were $1.1 million for the six months ended June 30, 2012.

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level III financial instruments as of June 30, 2012:

	Valuation Technique	Unobservable Input	Range	Weighted Average
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	Discounted cash flow	Option adjusted spread over U.S. treasury securities curve (1)	440 bps	440 bps

Municipal securities:
Tax-exempt securities	Discounted cash flow	Debt service coverage ratio (2)	11 - 68%	62.3%

Short-term securities	Discounted cash flow	Expected recovery rate (% of par) (2)	65%	65.0%

Asset-backed securities:
Collateralized by Residential mortgages	Discounted cash flow	Credit default rates (3)	2 - 12%	6.7%
		Prepayment rates (4)	1 - 11%	3.0%
		Loss severity (3)	62 - 98%	81.6%
		Valuation yields (3)	6 - 10%	8.6%

Derivative contracts:
Interest rate locks	Discounted cash flow	Unamortized premium over the MMD curve (1)	7 - 12 bps	7.4 bps

Investments:
Warrants in public and private companies	Black-Scholes option pricing model	Liquidity discount rates (1)	30 - 40%	35.9%

Warrants in private companies	Black-Scholes option pricing model	Stock volatility factors of comparable companies (2)	29 - 274%	75.0%

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Unamortized premium over the MMD curve (1)	13 - 50 bps	29.1 bps

N/A - Not applicable

Sensitivity of the fair value to changes in unobservable inputs:

(1)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly lower/(higher) fair value measurement.

(2)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly higher/(lower) fair value measurement.

(3)

Significant changes in any of these inputs in isolation could result in a significantly different fair value. Generally, a change in the assumption used for credit default rates is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally inverse change in the assumption for valuation yields.

(4)

The potential impact of changes in prepayment rates on fair value is dependent on other security-specific factors, such as the par value and structure. Changes in the prepayment rates may result in directionally similar or directionally inverse changes in fair value depending on whether the security trades at a premium or discount to the par value.

The following table summarizes the valuation of the Company’s financial instruments by pricing observability levels defined in ASC 820 as of June 30, 2012:

(Dollars in thousands)	Level I	Level II	Level III	Counterparty and Cash Collateral Netting (1)	Total

Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$3,104	$22,145	$-	$-	$25,249
Convertible securities	-	29,166	3,681	-	32,847
Fixed income securities	-	44,839	-	-	44,839
Municipal securities:
Taxable securities	-	137,158	-	-	137,158
Tax-exempt securities	-	462,345	2,373	-	464,718
Short-term securities	-	109,553	394	-	109,947
Asset-backed securities	-	44	89,871	-	89,915
U.S. government agency securities	-	234,114	-	-	234,114
U.S. government securities	7,114	-	-	-	7,114
Derivative contracts	-	650,721	216	(610,142)	40,795

Total financial instruments and other inventory positions owned:	10,218	1,690,085	96,535	(610,142)	1,186,696

Cash equivalents	19,091	-	-	-	19,091

Investments	5,334	-	19,864	-	25,198

Total assets	$34,643	$1,690,085	$116,399	$(610,142)	$1,230,985

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$18,466	$450	$-	$-	$18,916
Convertible securities	-	1,730	-	-	1,730
Fixed income securities	-	21,361	-	-	21,361
Municipal securities:
Tax-exempt securities	-	26	-	-	26
Asset-backed securities	-	696	-	-	696
U.S. government agency securities	-	34,798	-	-	34,798
U.S. government securities	200,027	-	-	-	200,027
Derivative contracts	-	622,250	7,079	(624,426)	4,903

Total financial instruments and other inventory positions sold, but not yet purchased:	$218,493	$681,311	$7,079	$(624,426)	$282,457

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

The following table summarizes the valuation of the Company’s financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2011:

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

The Company’s Level III assets were $116.4 million and $80.6 million, or 9.5 percent and 9.1 percent of financial instruments measured at fair value at June 30, 2012 and December 31, 2011, respectively. Transfers between levels are recognized at the beginning of the reporting period. There were $0.7 million of transfers of financial assets from Level II to Level III during the three months ended June 30, 2012 related to convertible securities for which no recent trade activity was observed and valuation inputs became unobservable. There were $4.3 million of transfers of financial assets from Level III to Level II during the three months ended June 30, 2012 related to fixed income securities for which market trades were observed that provided transparency into the valuation of these assets. There were no other transfers between Level I, Level II or Level III for the three months ended June 30, 2012.

There were $3.2 million of transfers of financial assets from Level II to Level III during the six months ended June 30, 2012 related to convertible securities and fixed income securities for which no recent trade activity was observed and valuation inputs became unobservable. There were $4.3 million of transfers of financial assets from Level III to Level II during the six months ended June 30, 2012 related to fixed income securities for which market trades were observed that provided transparency into the valuation of these assets. There were $1.2 million of transfers of financial liabilities from Level III to Level II during the six months ended June 30, 2012 related to convertible securities for which market trades were observed that provided transparency into the valuation of these liabilities. There were no other transfers between Level I, Level II or Level III for the six months ended June 30, 2012.

The following tables summarize the changes in fair value associated with Level III financial instruments during the three months ended June 30, 2012 and 2011:

(Dollars in thousands)	Balance at March 31, 2012	Purchases	Sales	Transfers in	Transfers out	Realized gains/ (losses) (1)	Unrealized gains/ (losses) (1)	Balance at June 30, 2012
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$2,596	$3,130	$(2,152)	$710	$-	$(40)	$(563)	$3,681
Fixed income securities	4,275	-	(11)	-	(4,264)	-	-	-
Municipal securities:
Tax-exempt securities	3,039	-	(556)	-	-	(190)	80	2,373
Short-term securities	1,930	375	(1,755)	-	-	(945)	789	394
Asset-backed securities	69,747	72,543	(55,499)	-	-	1,953	1,127	89,871
Derivative contracts	2,046	-	(2,289)	-	-	2,289	(1,830)	216

Total financial instruments and other inventory positions owned:	83,633	76,048	(62,262)	710	(4,264)	3,067	(397)	96,535

Investments	20,687	-	(7)	-	-	7	(823)	19,864

Total assets	$104,320	$76,048	$(62,269)	$710	$(4,264)	$3,074	$(1,220)	$116,399

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	3,495	(6,509)	1,380	-	-	5,129	3,584	7,079

Total financial instruments and other inventory positions sold, but not yet purchased:	$3,495	$(6,509)	$1,380	$-	$-	$5,129	$3,584	$7,079

(Dollars in thousands)	Balance at March 31, 2011	Purchases	Sales	Transfers in	Transfers out	Realized gains/ (losses) (1)	Unrealized gains/ (losses) (1)	Balance at June 30, 2011
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$1,365	$-	$-	$-	$(1,365)	$-	$-	$-
Convertible securities	5,073	-	-	-	(1,473)	-	3	3,603
Fixed income securities	96	1,328	(965)	-	-	(1)	1	459
Municipal securities:
Tax-exempt securities	3,707	513	(21)	-	-	-	(6)	4,193
Short-term securities	175	-	-	-	-	-	-	175
Asset-backed securities	51,062	23,159	(37,985)	-	(1,717)	964	(278)	35,205
Derivative contracts	4,113	-	(2,363)	-	-	2,363	(3,178)	935

Total financial instruments and other inventory positions owned:	65,591	25,000	(41,334)	-	(4,555)	3,326	(3,458)	44,570

Investments	17,900	-	(53)	-	-	53	2,748	20,648

Total assets	$83,491	$25,000	$(41,387)	$-	$(4,555)	$3,379	$(710)	$65,218

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Convertible securities	$1,913	$-	$-	$-	$(1,913)	$-	$-	$-
Fixed income securities	160	(4,099)	7,158	88	-	(8)	(21)	3,278
Asset-backed securities	3,219	(4,115)	912	-	-	(42)	26	-
Derivative contracts	867	(1,482)	2,142	-	-	(660)	3,518	4,385

Total financial instruments and other inventory positions sold, but not yet purchased:	$6,159	$(9,696)	$10,212	$88	$(1,913)	$(710)	$3,523	$7,663

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

The following tables summarize the changes in fair value associated with Level III financial instruments during the six months ended June 30, 2012 and 2011:

(Dollars in thousands)	Balance at December 31, 2011	Purchases	Sales	Transfers in	Transfers out	Realized gains/ (losses) (1)	Unrealized gains/ (losses) (1)	Balance at June 30, 2012
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$-	$3,130	$(2,152)	$2,960	$-	$(40)	$(217)	$3,681
Fixed income securities	2,815	38,433	(37,149)	226	(4,263)	49	(111)	-
Municipal securities:
Tax-exempt securities	3,135	1,550	(1,896)	-	-	(571)	155	2,373
Short-term securities	175	3,075	(1,755)	-	-	(945)	(156)	394
Asset-backed securities	53,088	171,775	(139,440)	-	-	1,596	2,852	89,871
Derivative contracts	-	-	(2,289)	-	-	2,289	216	216

Total financial instruments and other inventory positions owned:	59,213	217,963	(184,681)	3,186	(4,263)	2,378	2,739	96,535

Investments	21,341	-	(10)	-	-	10	(1,477)	19,864

Total assets	$80,554	$217,963	$(184,691)	$3,186	$(4,263)	$2,388	$1,262	$116,399

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Convertible securities	$1,171	$-	$-	$-	$(1,171)	$-	$-	$-
Fixed income securities	900	(897)	-	-	-	(49)	46	-
Derivative contracts	3,594	(9,420)	1,380	-	-	8,040	3,485	7,079

Total financial instruments and other inventory positions sold, but not yet purchased:	$5,665	$(10,317)	$1,380	$-	$(1,171)	$7,991	$3,531	$7,079

(Dollars in thousands)	Balance at December 31, 2010	Purchases	Sales	Transfers in	Transfers out	Realized gains/ (losses) (1)	Unrealized gains/ (losses) (1)	Balance at June 30, 2011
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$1,340	$-	$(1,467)	$-	$-	$127	$-	$-
Convertible securities	2,885	-	-	3,572	(2,885)	-	31	3,603
Fixed income securities	6,268	21,122	(27,048)	-	-	97	20	459
Municipal securities:
Tax-exempt securities	6,118	513	(6,127)	3,791	-	(3)	(99)	4,193
Short-term securities	125	50	-	-	-	-	-	175
Asset-backed securities	45,170	65,833	(75,775)	-	-	216	(239)	35,205
Derivative contracts	4,665	2,141	(2,363)	-	-	222	(3,730)	935

Total financial instruments and other inventory positions owned:	66,571	89,659	(112,780)	7,363	(2,885)	659	(4,017)	44,570

Investments	9,682	8,555	(693)	-	-	693	2,411	20,648

Total assets	$76,253	$98,214	$(113,473)	$7,363	$(2,885)	$1,352	$(1,606)	$65,218

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Convertible securities	$1,777	$-	$-	$-	$(1,777)	$-	$-	$-
Fixed income securities	2,323	(6,205)	7,156	-	-	(33)	37	3,278
Asset-backed securities	2,115	(2,131)	-	-	-	75	(59)	-
Derivative contracts	339	(1,482)	-	-	-	1,482	4,046	4,385

Total financial instruments and other inventory positions sold, but not yet purchased:	$6,554	$(9,818)	$7,156	$-	$(1,777)	$1,524	$4,024	$7,663

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

Note 6 Variable Interest Entities

In the normal course of business, the Company periodically creates or transacts with entities that are investment vehicles organized as partnerships or limited liability companies. These entities were established for the purpose of investing in securities of public or private companies, or municipal debt obligations and were initially financed through the capital commitments of the members. The Company has investments in and/or acts as the managing partner of these entities. In certain instances, the Company provides management and investment advisory services for which it earns fees generally based upon the market value of assets under management and may include incentive fees based upon performance. At June 30, 2012, the Company’s aggregate investment in these investment vehicles totaled $74.4 million and is recorded in other assets on the consolidated statements of financial condition. The Company’s remaining capital commitments to these entities was $56.4 million at June 30, 2012.

Variable interest entities (“VIEs”) are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities. The determination as to whether an entity is a VIE is based on the amount and nature of the members’ equity investment in the entity. The Company also considers other characteristics such as the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance. For those entities that meet the deferral provisions defined by FASB ASU No. 2010-10, “Consolidation: Amendments for Certain Investment Funds,” (“ASU 2010-10”), the Company considers characteristics such as the ability to influence the decision making about the entity’s activities and how the entity is financed. The Company has identified certain of the entities described above as VIEs. These VIEs had net assets approximating $0.9 billion at June 30, 2012. The Company’s exposure to loss from these VIEs is $6.6 million, which is the carrying value of its capital contributions recorded in other assets on the consolidated statements of financial condition at June 30, 2012. The Company had no liabilities related to these VIEs at June 30, 2012.

The Company is required to consolidate all VIEs for which it is considered to be the primary beneficiary. The determination as to whether the Company is considered to be the primary beneficiary is based on whether the Company has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For those entities that meet the deferral provisions defined by ASU 2010-10, the determination as to whether the Company is considered to be the primary beneficiary is based on whether the Company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The Company determined it is not the primary beneficiary of these VIEs and accordingly does not consolidate them. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of June 30, 2012.

Note 7 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers and clearing organizations included:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Receivable arising from unsettled securities transactions	$60,569	$279
Deposits paid for securities borrowed	42,273	46,298
Receivable from clearing organizations	6,846	20,453
Deposits with clearing organizations	31,150	31,061
Securities failed to deliver	8,092	23,140
Other	6,211	3,430

	$155,141	$124,661

Amounts payable to brokers, dealers and clearing organizations included:

	June 30,	December 31,
(Dollars in thousands)	2012	2011
Payable arising from unsettled securities transactions, net	$131,912	$29,005
Payable to clearing organizations	7,616	3,064
Securities failed to receive	20,808	1,402
Other	12,458	1,965

	$172,794	$35,436

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

In the normal course of business, the Company obtains securities purchased under agreements to resell, securities borrowed and margin agreements on terms that permit it to repledge or resell the securities to others. The Company obtained securities with a fair value of approximately $174.1 million and $221.9 million at June 30, 2012 and December 31, 2011, respectively, of which $146.8 million and $196.9 million, respectively, had been pledged or otherwise transferred to satisfy its commitments under financial instruments and other inventory positions sold, but not yet purchased.

The following is a summary of the Company’s securities sold under agreements to repurchase (“Repurchase Liabilities”), the fair market value of related collateral pledged and the interest rate charged by the Company’s counterparty, which is based on LIBOR plus an applicable margin, as of June 30, 2012:

(Dollars in thousands)	Repurchase Liabilities	Fair Market Value	Interest Rate

Overnight maturities:
Municipal securities:
Tax-exempt securities	$39,979	$48,005	1.07%
Short-term securities	10,021	12,027	1.07%
On demand maturities:
Corporate securities:
Fixed income securities	3,289	3,471	0.65%
U.S. government agency securities	104,276	106,965	0.40 - 0.50%

	$157,565	$170,468

Note 9 Other Assets

Other assets include net deferred income tax assets, proprietary investments, income tax receivables and prepaid expenses. The Company’s investments include direct equity investments in public companies, investments in private companies and partnerships, warrants of public or private companies, private company debt and investments to fund deferred compensation liabilities. Other assets were as follows:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Net deferred income tax assets	$29,031	$45,080
Investments at fair value	25,198	26,500
Investments at cost	26,506	25,672
Investments accounted for under the equity method	18,752	16,157
Income tax receivables	6,566	-
Prepaid expenses	6,585	6,036
Other	1,966	1,858

Total other assets	$114,604	$121,303

Management regularly reviews the Company’s investments in private company debt and has concluded that no valuation allowance is needed as it is probable that all contractual principal and interest will be collected.

At June 30, 2012, the estimated fair market value of investments carried at cost totaled $37.1 million. The estimated fair value of investments was measured using discounted cash flow models that utilize market data for comparable companies (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization (EBITDA)). As valuation adjustments, based upon management’s judgment, were made to account for differences between the measured security and comparable securities, these investments would be categorized as Level III in the fair value hierarchy.

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

Note 10 Goodwill and Intangible Assets

The following table presents the changes in the carrying value of goodwill and intangible assets for the six months ended June 30, 2012:

(Dollars in thousands)
Goodwill	Asset Management
Balance at December 31, 2011	$202,352
Goodwill acquired	-
Impairment charge	-

Balance at June 30, 2012	$202,352

Intangible assets
Balance at December 31, 2011	$51,304
Amortization of intangible assets	(3,834)

Balance at June 30, 2012	$47,470

Note 11 Short-Term Financing

The following is a summary of short-term financing and the weighted average interest rate on borrowings:

	Outstanding Balance		Weighted Average Interest Rate as of
(Dollars in thousands)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Bank lines (secured)	$48,000	$-	1.50%	N/A
Prime broker arrangement	120,306	2,526	1.02%	1.04%
Commercial paper (secured)	260,357	166,175	1.79%	1.37%

Total short-term financing	$428,663	$168,701

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

The Company’s committed short-term bank line financing at June 30, 2012 consisted of a $250 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2011. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain a minimum net capital of $130 million, and the unpaid principal amount of all advances under this facility will be due on December 28, 2012. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis.

The Company’s uncommitted secured lines at June 30, 2012 totaled $275 million with three banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company’s uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. In addition, the Company has established an arrangement to obtain financing by another broker dealer at the end of each business day related specifically to its convertible inventory.

The Company has also established an arrangement to obtain financing with a prime broker related to its municipal bond funds. Financing under this arrangement is secured by certain securities, primarily municipal securities, and collateral limitations could reduce the amount of funding available under this arrangement. The funding is at the discretion of the prime broker.

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

Note 12 Bank Syndicated Financing

The following is a summary of bank syndicated financing and the weighted average interest rate on borrowings:

	Outstanding Balance		Weighted Average Interest Rate as of
(Dollars in thousands)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Term loan	$63,619	$90,000	3.00%	3.05%
Revolving credit facility	25,000	25,000	3.00%	3.05%

Total bank syndicated financing	$88,619	$115,000

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

(Dollars in thousands)
Remainder of 2012	$10,262
Due in 2013	53,357

$63,619

The interest rate for borrowing under the Credit Agreement is, at the option of the Company, equal to LIBOR or a base rate, plus an applicable margin, adjustable and payable quarterly at a minimum. The base rate is defined as the highest of the Agent’s prime lending rate, the Federal Funds Rate plus 0.50 percent or one-month LIBOR plus 1.00 percent. The applicable margin varies from 1.50 percent to 3.00 percent and is based on the Company’s leverage ratio. The aggregate debt issuance costs are recognized as additional interest expense over the three-year life under the effective yield interest expense method. Based on our current leverage ratio and aggregate debt issuance costs, the Company expects the annual all in rate to be approximately 4.53 percent. In addition, the Company also pays a nonrefundable commitment fee of 0.50 percent on the unused portion of the revolving credit facility on a quarterly basis.

The Company’s Credit Agreement is recorded at amortized cost. As of June 30, 2012, the carrying value of the Credit Agreement approximates fair value.

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

The Credit Agreement includes covenants that, among other things, limit the Company’s leverage ratio, require maintenance of certain levels of cash and regulatory net capital, require the Company’s asset management segment to achieve minimum earnings before interest, taxes, depreciation and amortization, and impose certain limitations on the Company’s ability to make acquisitions and to repurchase or declare dividends on its capital stock. The Credit Agreement limits annual share repurchases to the amount of new equity granted during that fiscal year. The agreement was amended in 2012 to allow for an additional $25 million in shares to be repurchased in 2012. The Company completed its share repurchasing activity under this amended provision in the second quarter of 2012. With respect to the net capital covenant, the Company’s U.S. broker dealer subsidiary is required to maintain minimum net capital of $135 million. At June 30, 2012, the Company was in compliance with all covenants.

Note 13 Contingencies and Commitments

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

Operating Lease Commitments

The Company leases office space throughout the United States and in a limited number of foreign countries where the Company’s international operations reside. Aggregate minimum lease commitments under operating leases as of June 30, 2012 are as follows:

(Dollars in thousands)
Remainder of 2012	$7,474
2013	14,235
2014	11,681
2015	10,421
2016	9,860
Thereafter	41,957

$95,628

Note 14 Restructuring

In the second quarter of 2012, the Company implemented certain expense reduction measures to better align its cost infrastructure with its revenues. During the three months ended June 30, 2012, the Company incurred a pre-tax restructuring-related charge of $3.6 million. The charge resulted from severance benefits of $2.4 million and from the reduction of leased office space of $1.2 million.

Note 15 Shareholders’ Equity

Share Repurchases

In the third quarter of 2010, the Company’s board of directors authorized the repurchase of up to $75.0 million in common shares through September 30, 2012. During the six months ended June 30, 2012, the Company repurchased 1,488,881 shares of the Company’s common stock at an average price of $22.48 per share for an aggregate purchase price of $33.5 million related to this authorization. The Company has $17.9 million remaining under this authorization. The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the six months ended June 30, 2012, the Company purchased 373,843 shares or $8.8 million of the Company’s common stock for this purpose.

The Company’s three-year bank syndicated credit facility includes a covenant that limits the annual amount of shares the Company can repurchase to the amount of equity granted in conjunction with the Company’s annual equity compensation awards. The bank syndicated credit facility also allowed for an additional $25 million in shares to be repurchased in 2012. As of June 30, 2012, the Company had completed its repurchasing activity under these provisions.

Issuance of Shares

During the six months ended June 30, 2012, the Company issued 165,241 common shares out of treasury stock in fulfillment of $3.8 million in obligations under the Piper Jaffray Companies Retirement Plan and issued 768,251 common shares out of treasury stock as a result of employee vesting and exercise transactions. During the six months ended June 30, 2011, the Company issued 90,085 common shares out of treasury stock in fulfillment of $3.8 million in obligations under the Piper Jaffray Companies Retirement Plan and issued 1,113,592 common shares out of treasury stock as a result of employee vesting and exercise transactions.

Note 16 Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders’ proportionate share of the equity in a municipal bond fund of $32.7 million and private equity investment vehicles aggregating $5.8 million as of June 30, 2012.

Ownership interests in entities held by parties other than the Company’s common shareholders are presented as noncontrolling interests within shareholders’ equity, separate from the Company’s own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company’s common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the six months ended June 30, 2012.

The following table summarizes the changes in common shareholders’ equity attributable to the Company and equity attributable to noncontrolling interests for the six months ended June 30, 2012:

(Dollars in thousands)	Common Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
Balance at December 31, 2011	$718,391	$32,209	$750,600
Net income	9,780	2,006	11,786
Amortization/issuance of restricted stock	13,443	-	13,443
Other comprehensive income	9	-	9
Repurchase of common stock through share repurchase program	(33,468)	-	(33,468)
Repurchase of common stock for employee tax withholding	(8,823)	-	(8,823)
Issuance of treasury shares for 401k match	3,814	-	3,814
Shares reserved to meet deferred compensation obligations	239	-	239
Fund capital contributions	-	4,300	4,300
Fund capital withdrawals	-	(4)	(4)

Balance at June 30, 2012	$703,385	$38,511	$741,896

Note 17 Compensation Plans

Stock-Based Compensation Plans

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

The following table provides a summary of the Company’s outstanding equity awards (in shares or units) as of June 30, 2012:

Incentive Plan
Restricted Stock Shares
Annual grants	1,371,602
Sign-on grants	352,945
Retention grants	45,032
Performance grants	307,820

2,077,399
Inducement Plan
Restricted Stock Shares	87,459

Total restricted stock shares related to compensation	2,164,858

ARI deal consideration (1)	440,915

Total restricted stock shares outstanding	2,605,773

Incentive Plan
Restricted Stock Units
Leadership grants	214,526

Incentive Plan
Stock options outstanding	502,045

(1)	The Company issued restricted stock as part of deal consideration for ARI.

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company’s employees and directors for up to 7.0 million shares of common stock (1.2 million shares remain available for future issuance under the Incentive Plan). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.

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

The Company’s Annual Grants are made each year in February. Prior to 2011, Annual Grants had three-year cliff vesting periods. Beginning in 2011, Annual Grants vest ratably over three years in equal installments. The Annual Grants provide for continued vesting after termination of employment, so long as the employee does not violate  certain post-termination restrictions set forth in the award agreement or any agreements entered into upon termination. The vesting period refers to the period in which post-termination restrictions apply. The Company determined the service inception date precedes the grant date for the Annual Grants, and that the post-termination restrictions do not meet the criteria for an in-substance service condition, as defined by FASB Accounting Standards Codification Topic 718, “Compensation – Stock Compensation” (“ASC 718”). Accordingly, restricted stock granted as part of the Annual Grants is expensed in the one-year period in which those awards are deemed to be earned, which is generally the calendar year preceding the February grant date. For example, the Company recognized compensation expense during fiscal 2011 for its February 2012 Annual Grant. If an equity award related to the Annual Grants is forfeited as a result of violating the post-termination restrictions, the lower of the fair value of the award at grant date or the fair value of the award at the date of forfeiture is recorded within the consolidated statements of operations as a reversal of compensation expense. The Company recorded $0.5 million and $3.1 million of forfeitures through compensation and benefits expense for the three months ended June 30, 2012 and 2011, respectively, and $1.3 million and $3.2 million for the six months ended June 30, 2012 and 2011, respectively.

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

Performance-based restricted stock awards granted in 2008 and 2009 cliff vest upon meeting a specific performance-based metric prior to May 2013. Performance Grants are amortized on a straight-line basis over the period the Company expects the performance target to be met. The performance condition must be met for the awards to vest and total compensation cost will be recognized only if the performance condition is satisfied. The probability that the performance conditions will be achieved and that the awards will vest is reevaluated each reporting period with changes in actual or estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. In 2010, the Company deemed it improbable that the performance condition related to the Performance Grants would be met. As a result, the Company recorded a $6.6 million cumulative effect compensation expense reversal in the third quarter of 2010. As of June 30, 2012, we continue to believe it is improbable that the performance condition will be met prior to the expiration of the award.

Annually, the Company grants stock to its non-employee directors. The stock-based compensation paid to non-employee directors is fully expensed on the grant date and included within outside services expense on the consolidated statements of operations.

Restricted Stock Units

On May 15, 2012, the Company granted restricted stock units to its leadership team (“Leadership Grants”). The units will vest and convert to shares of common stock at the end of the 36-month performance period only if the Company satisfies predetermined market conditions over the performance period that began on May 15, 2012 and ends on May 14, 2015. Under the terms of the grant, the number of units that will vest and convert to shares will be based on the Company achieving specified market conditions during the performance period as described below. Compensation expense is amortized on a straight-line basis over the three-year requisite service period based on the fair value of the award on the grant date. The market condition must be met for the awards to vest and compensation cost will be recognized regardless if the market condition is satisfied. Employees forfeit unvested share units upon termination of employment with a corresponding reversal of compensation expense.

Up to 50% of the award can be earned based on the Company’s total shareholder return relative to members of a predetermined peer group and up to 50% of the award can be earned based on the Company’s total shareholder return. The fair value of the award on the grant date was determined using a Monte Carlo simulation,  which assumed a risk-free interest rate of 0.38% and expected stock price volatility of 47.6%. Because a portion of the award vesting depends on the Company’s total shareholder return relative to a peer group, the valuation modeled the performance of the peer group as well as the correlation between the Company and the peer group. The expected stock price volatility assumptions were determined using historical volatility as correlation coefficients can only be developed through historical volatility. The risk-free interest rate was determined based on three-year U.S. Treasury bond yields.

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

Stock-Based Compensation Activity

The Company recorded total compensation expense of $5.5 million and $9.2 million for the three months ended June 30, 2012 and 2011, respectively, and $6.2 million and $18.4 million for the six months ended June 30, 2012 and 2011, respectively, related to employee restricted stock and restricted stock unit awards. Total compensation cost includes year-end compensation for Annual Grants and the amortization of Sign-on, Retention and Leadership Grants, less forfeitures and clawbacks. The tax benefit related to stock-based compensation costs totaled $2.1 million and $3.6 million for the three months ended June 30, 2012 and 2011, respectively, and $2.4 million and $7.1 million for the six months ended June 30, 2012 and 2011, respectively.

The following table summarizes the changes in the Company’s unvested restricted stock (including the unvested restricted stock issued as part of the deal consideration for ARI) under the Incentive Plan and Inducement Plan for the six months ended June 30, 2012:

	Unvested Restricted Stock	Weighted Average Grant Date Fair Value
December 31, 2011	3,152,001	$38.79
Granted	635,136	22.89
Vested	(1,125,128)	33.10
Cancelled	(56,236)	35.95

June 30, 2012	2,605,773	$37.43

The following summarizes the changes in the Company’s unvested restricted stock units under the Incentive Plan for the six months ended June 30, 2012:

	Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value
December 31, 2011	-	$-
Granted	214,526	12.12
Vested	-	-
Cancelled	-	-

June 30, 2012	214,526	$12.12

As of June 30, 2012, there was $12.8 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 1.81 years.

The following table summarizes the changes in the Company’s outstanding stock options for the six months ended June 30, 2012:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
December 31, 2011	502,623	$44.71	3.9	$-
Granted	-	-
Exercised	-	-
Cancelled	(578)	39.62

June 30, 2012	502,045	$44.71	3.4	$-

Options exercisable at June 30, 2012	502,045	$44.71	3.4	$-

As of June 30, 2012, there was no unrecognized compensation cost related to stock options expected to be recognized over future years.

Cash received from option exercises and the resulting tax benefit realized for the tax deductions from option exercises were immaterial for the six months ended June 30, 2012 and 2011, respectively.

Deferred Compensation Plan

The Company established a deferred compensation plan in 2012, which allows eligible employees to elect to receive a portion of the incentive compensation they would otherwise receive in the form of restricted stock or other equity, instead in restricted mutual fund shares (“MFRS Awards”) of funds managed by affiliates of the Company. MFRS Awards are awarded to qualifying employees in February of each year, and represent a portion of their compensation for performance in the preceding year similar to the Company’s Annual Grants. MFRS Awards vest ratably over three years in equal installments and provide for continued vesting after termination of employment so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreement entered into upon termination. Forfeitures are recorded as a reduction of compensation and benefits expense within the consolidated statements of operations.

Note 18 Earnings Per Share

The Company calculates earnings per share using the two-class method. Basic earnings per common share is computed by dividing net income applicable to Piper Jaffray Companies’ common shareholders by the weighted average number of common shares outstanding for the period. Net income applicable to Piper Jaffray Companies’ common shareholders represents net income applicable to Piper Jaffray Companies reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. All of the Company’s unvested restricted shares are deemed to be participating securities as they are eligible to share in the profits (e.g., receive dividends) of the Company. The Company’s unvested restricted stock units are not participating securities as they are not eligible to share in the profits of the Company. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options. The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(Amounts in thousands, except per share data)
Net income applicable to Piper Jaffray Companies	$6,851	$10,694	$9,780	$17,927
Earnings allocated to participating securities (1)	(961)	(1,934)	(1,436)	(3,505)

Net income applicable to Piper Jaffray Companies’ common shareholders (2)	$5,890	$8,760	$8,344	$14,422

Shares for basic and diluted calculations:
Average shares used in basic computation	15,932	15,840	16,002	15,510
Stock options	-	5	-	26

Average shares used in diluted computation	15,932	15,845	16,002	15,536

Earnings per share:
Basic	$0.37	$0.55	$0.52	$0.93
Diluted	$0.37	$0.55	$0.52	$0.93

(1)

Represents the allocation of earnings to participating securities. Losses are not allocated to participating securities. Participating securities include all of the Company’s unvested restricted shares. The weighted average participating shares outstanding were 2,598,556 and 3,498,089 for the three months ended June 30, 2012 and 2011, respectively, and 2,754,682 and 3,775,673 for the six months ended June 30, 2012 and 2011, respectively.

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

The anti-dilutive effects from stock options were immaterial for the periods ended June 30, 2012 and 2011.

Note 19 Segment Reporting

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

Reportable segment financial results are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Capital Markets

Investment banking
Financing
Equities	$13,148	$30,985	$36,591	$55,667
Debt	22,256	18,583	37,025	28,249
Advisory services	15,557	18,134	26,847	31,558

Total investment banking	50,961	67,702	100,463	115,474

Institutional sales and trading
Equities	17,648	21,341	39,904	47,080
Fixed income	20,664	23,134	49,171	52,323

Total institutional sales and trading	38,312	44,475	89,075	99,403

Other income/(loss)	209	1,029	(1,205)	4,818

Net revenues	89,482	113,206	188,333	219,695

Operating expenses	91,570	100,802	182,565	200,031

Segment pre-tax operating income/(loss)	$(2,088)	$12,404	$5,768	$19,664

Segment pre-tax operating margin	N/M	11.0%	3.1%	9.0%

Asset Management

Management and performance fees
Management fees	$16,968	$17,985	$34,189	$35,797
Performance fees	218	1,629	642	1,746

Total management and performance fees	17,186	19,614	34,831	37,543

Other income/(loss)	(270)	44	100	315

Net revenues	16,916	19,658	34,931	37,858

Operating expenses (1)	13,175	14,928	26,675	28,854

Segment pre-tax operating income	$3,741	$4,730	$8,256	$9,004

Segment pre-tax operating margin	22.1%	24.1%	23.6%	23.8%

Total

Net revenues	$106,398	$132,864	$223,264	$257,553

Operating expenses (1)	104,745	115,730	209,240	228,885

Total segment pre-tax operating income	$1,653	$17,134	$14,024	$28,668

Pre-tax operating margin	1.6%	12.9%	6.3%	11.1%

(1)	Operating expenses include intangible asset amortization expense of $1.9 million and $2.1 million for the three months ended June 30, 2012 and 2011, respectively, and $3.8 million and $4.1 million for the six months ended June 30, 2012 and 2011, respectively.

Geographic Areas

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are conducted through European and Asian locations. Net revenues disclosed in the following table reflect the regional view, with financing revenues allocated to geographic locations based upon the location of the issuing market, advisory revenues allocated based upon the location of the investment banking team and net institutional sales and trading revenues allocated based upon the location of the client. Asset management revenues are allocated to the U.S. based upon the geographic location of the Company’s asset management team.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Net revenues:
United States	$101,624	$119,826	$214,411	$233,813
Asia	1,589	8,716	3,464	10,908
Europe	3,185	4,322	5,389	12,832

Consolidated	$106,398	$132,864	$223,264	$257,553

Long-lived assets are allocated to geographic locations based upon the location of the asset. The following table presents long-lived assets by geographic region:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Long-lived assets:
United States	$294,806	$317,187
Asia	1,767	2,055
Europe	1,818	1,287

Consolidated	$298,391	$320,529

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

At June 30, 2012, net capital calculated under the SEC rule was $157.6 million, and exceeded the minimum net capital required under the SEC rule by $156.6 million.

The Company’s short-term committed credit facility of $250 million includes a covenant requiring Piper Jaffray to maintain minimum net capital of $130 million. In addition, the Company’s three-year bank syndicated credit facility includes a similar covenant, requiring minimum net capital of $135 million.

Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the U.K. Financial Services Authority (“FSA”). As of June 30, 2012, Piper Jaffray Ltd. was in compliance with the capital requirements of the FSA.

Piper Jaffray Asia Holdings Limited operates three entities licensed by the Hong Kong Securities and Futures Commission, which are subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rules promulgated under the Securities and Futures Ordinance. As of June 30, 2012, Piper Jaffray Asia regulated entities were in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Ordinance.

Note 21 Income Taxes

For the three months ended June 30, 2012, the Company recorded an income tax benefit of $5.8 million, which primarily resulted from the resolution of an uncertain tax position related to the completion of a state tax audit examination. The Company reversed $8.5 million of its $8.9 million balance for unrecognized tax benefits. In addition, the Company reversed $2.4 million of accrued interest related to this position. In aggregate, the Company recorded a $7.1 million credit to income tax expense, net of federal income tax.

The Company accounts for unrecognized tax benefits in accordance with the provisions of FASB Accounting Standards Codification Topic 740, “Income Taxes,” (“ASC 740”) which requires tax reserves to be recorded for uncertain tax positions on the consolidated statements of financial condition. The following table presents the changes in the amount of unrecognized tax benefits for the six months ended June 30, 2012:

(Dollars in thousands)
Balance at December 31, 2011	$8,915
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(8,463)
Settlements	-

Balance at June 30, 2012	$452

The Company’s effective income tax rate for the six months ended June 30, 2012 was 16.0 percent, compared to 35.2 percent for the six months ended June 30, 2011. The provision for income taxes for the six months ended June 30, 2012 was unusually low due to the $7.1 million income tax benefit referenced above, offset in part by accrued income tax expense on operating profits generated from the Company’s U.S. entities and the $3.8 million write-off of deferred tax assets related to equity grants that were forfeited or vested at share prices lower than the grant date share prices in the first half of 2012.

Note 22 Subsequent Event

On July 25, 2012, the Company announced its intention to exit the Hong Kong market by September 30, 2012. The exit will occur through either a liquidation and shut down or sale of the Hong Kong capital markets business.

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

Capital Markets – The Capital Markets segment provides institutional sales, trading and research services and investment banking services. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Investment banking services include management of and participation in underwritings, merger and acquisition services and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Also, the Company generates revenue through strategic trading activities, which focus on municipal bond securities and structured residential mortgages, and merchant banking activities, which involve proprietary debt or equity investments in late stage private companies. As certain of these efforts have matured and an investment process has been developed, the Company has created alternative asset management funds in order to invest firm capital as well as seek capital from outside investors. The Company has created three such funds, one in merchant banking and two in municipal securities. The Company receives management and performance fees for managing the funds.

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

On July 25, 2012, we announced our intention to exit the Hong Kong market through either a sale or a liquidation and shut-down of our business, by September 30, 2012. As a result of the exit from the Hong Kong market, we expect to realize net cash proceeds of $13 million to $18 million due principally to a U.S. tax benefit for the realized loss on the investment in our Hong Kong subsidiaries. The expected cash proceeds are net of restructuring expenses and settlement of contractual liabilities.

Our Hong Kong capital markets business recorded a loss of $3.9 million and $6.8 million for the three and six months ended June 30, 2012, respectively, and a loss of $10.9 million for the year ended December 31, 2011. Operating results related to our Asian operations are expected to be classified as discontinued operations in the third quarter of 2012.

Results for the three and six months ended June 30, 2012

For the three months ended June 30, 2012, net income applicable to Piper Jaffray Companies was $6.9 million, or $0.37 per diluted common share, down from $10.7 million or $0.55 per diluted common share for the year-ago period. Results for the three months ended June 30, 2012 included a reversal of a previously accrued uncertain state tax position of $7.1 million, net of federal tax, (or $0.39 per diluted share) and a $2.2 million after-tax (or $0.12 per diluted share) of restructuring charges. Net revenues for the three months ended June 30, 2012 were $106.4 million, a decline of 19.9 percent from $132.9 million reported in the year-ago period, driven primarily by decreased equity financing and institutional brokerage revenues. For the three months ended June 30, 2012, non-compensation expenses increased 8.0 percent to $38.3 million, compared to $35.4 million in the second quarter of 2011, due to a $3.6 million, pre-tax, restructuring charge.

For the six months ended June 30, 2012, our net income applicable to Piper Jaffray Companies was $9.8 million, or $0.52 per diluted common share, down from $17.9 million or $0.93 per diluted common share for the year-ago period. Net revenues for the six months ended June 30, 2012 were $223.3 million, down 13.3 percent from $257.6 million reported in the year-ago period, due to decreased equity financing and institutional brokerage revenues, and a decline in income associated with our merchant banking activities. For the six months ended June 30, 2012, non-compensation expenses decreased 4.2 percent to $70.1 million, compared with $73.1 million for the six months ended June 30, 2011.

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

Outlook for the remainder of 2012

We anticipate that a challenging environment will continue throughout 2012. A number of uncertainties impacting global growth continue to persist, including the European debt crisis and the global economic outlook, which are likely to continue for some time. Concerns about the U.S. budget deficit and the “fiscal cliff” of increasing tax rates and federal spending cuts may escalate as the U.S. national elections and the debt ceiling debate draw near. More positively, however, equity market volatility is near a five-year low and the equity markets have posted positive year-to-date results, which may result in increased U.S. capital markets activity as compared to 2011. This level of activity can change rapidly as economic and market indicators fluctuate. With respect to debt financing revenues, the low interest rate environment resulted in a high level of public finance refinancing activity and solid revenues for the first half of 2012. We expect the municipal underwriting market to continue to recover. We anticipate that interest rates will remain at historically low levels throughout 2012 as uncertainties continue to persist around the U.S. economic recovery, the European debt crisis and global growth. While low interest rates have benefited our debt financing revenue through increased refinancing, the interest rate environment will continue to weigh on the fixed income environment. Lastly, our asset management performance for the remainder of 2012 will continue to be dependent upon equity valuations and our investment performance, which can impact the amount of client inflows and outflows of assets under management.

Results of Operations

Financial Summary for the Three Months Ended June 30, 2012 and June 30, 2011

The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

	For the Three Months Ended June 30,			As a Percentage of Net Revenues For the Three Months Ended
			2012	June 30,
(Amounts in thousands)	2012	2011	v2011	2012	2011
Revenues:

Investment banking	$50,324	$67,062	(25.0)%	47.3%	50.5%
Institutional brokerage	32,145	37,800	(15.0)	30.2	28.5
Asset management	17,434	19,640	(11.2)	16.4	14.8
Interest	12,166	13,144	(7.4)	11.5	9.9
Other income	979	2,911	(66.4)	0.9	2.1

Total revenues	113,048	140,557	(19.6)	106.3	105.8

Interest expense	6,650	7,693	(13.6)	6.3	5.8

Net revenues	106,398	132,864	(19.9)	100.0	100.0

Non-interest expenses:

Compensation and benefits	66,487	80,291	(17.2)	62.5	60.4
Occupancy and equipment	7,653	8,992	(14.9)	7.2	6.8
Communications	5,310	6,203	(14.4)	5.0	4.7
Floor brokerage and clearance	2,088	2,219	(5.9)	2.0	1.7
Marketing and business development	6,262	6,725	(6.9)	5.9	5.1
Outside services	7,873	6,819	15.5	7.4	5.1
Restructuring-related expense	3,642	-	N/M	3.4	-
Intangible asset amortization expense	1,917	2,069	(7.3)	1.8	1.6
Other operating expenses	3,513	2,412	45.6	3.2	1.7

Total non-interest expenses	104,745	115,730	(9.5)	98.4	87.1

Income before income tax expense/(benefit)	1,653	17,134	(90.4)	1.6	12.9

Income tax expense/(benefit)	(5,767)	5,987	N/M	(5.4)	4.5

Net income	7,420	11,147	(33.4)	7.0	8.4

Net income applicable to noncontrolling interests	569	453	25.6	0.6	0.4

Net income applicable to Piper Jaffray Companies	$6,851	$10,694	(35.9)%	6.4%	8.0%

N/M – Not meaningful

For the three months ended June 30, 2012, we recorded net income applicable to Piper Jaffray Companies of $6.9 million, which included a reversal of a previously accrued uncertain state income tax position of $7.1 million, net of federal tax, and a restructuring charge of $2.2 million, after-tax. Net revenues for the three months ended June 30, 2012 were $106.4 million, a 19.9 percent decrease from the year-ago period. In the second quarter of 2012, investment banking revenues were $50.3 million, compared with $67.1 million in the prior-year period. The decrease in investment banking revenues was primarily driven by lower equity financing revenues resulting from increased uncertainty in the equity capital markets during the second quarter of 2012. For the three months ended June 30, 2012, institutional brokerage revenues decreased 15.0 percent to $32.1 million, compared with $37.8 million in the corresponding period in the prior year, driven by lower institutional brokerage revenues in both equity and fixed income products. For the three months ended June 30, 2012, asset management fees decreased 11.2 percent to $17.4 million, compared with $19.6 million in the second quarter of 2011, due to a decline in management fees resulting from lower equity market values and lower performance fees. In the second quarter of 2012, net interest income was $5.5 million, essentially flat compared to the prior-year period. For the three months ended June 30, 2012, other income was $1.0 million, compared with $2.9 million in the corresponding period in the prior year. The decrease was due to losses recorded on our merchant banking activities, offset in part by higher income associated with firm investments. Non-interest expenses decreased to $104.7 million for the three months ended June 30, 2012, from $115.7 million in the corresponding period in the prior year, primarily driven by a decline in compensation and benefits expenses, due to lower net revenues and operating profits, offset in part by a $3.6 million pre-tax restructuring charge.

Consolidated Non-Interest Expenses

Compensation and Benefits – Compensation and benefits expenses, which are the largest component of our expenses, include salaries, incentive compensation, benefits, stock-based compensation, employment taxes, income associated with the forfeiture of stock-based compensation and other employee costs. A portion of compensation expense is comprised of variable incentive arrangements, including discretionary incentive compensation, the amount of which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits. Other compensation costs, primarily base salaries and benefits, are more fixed in nature. The timing of incentive compensation payments, which generally occur in February, has a greater impact on our cash position and liquidity than is reflected on our consolidated statements of operations.

For the three months ended June 30, 2012, compensation and benefits expenses decreased 17.2 percent to $66.5 million from $80.3 million in the corresponding period in 2011, due to lower net revenues and operating profits. Compensation and benefits expenses as a percentage of net revenues were 62.5 percent for the second quarter of 2012, compared with 60.4 percent for the second quarter of 2011. The higher compensation ratio was driven by the impact of fixed compensation costs on a reduce revenue base.

Occupancy and Equipment – In the second quarter of 2012, occupancy and equipment expenses decreased 14.9 percent to $7.7 million, compared with $9.0 million in the corresponding period in 2011. The decrease was primarily attributable to cost savings initiatives.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the three months ended June 30, 2012, communication expenses decreased 14.4 percent to $5.3 million, compared with $6.2 million for the second quarter of 2011. The decrease was primarily attributable to lower market data service expenses.

Floor Brokerage and Clearance – For the three months ended June 30, 2012, floor brokerage and clearance expenses were $2.1 million, essentially flat compared with the three months ended June 30, 2011.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment and promotional and advertising costs. In the second quarter of 2012, marketing and business development expenses were $6.3 million, compared with $6.7 million for the three months ended June 30, 2011 due to reduced travel expenses.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees and other professional fees. Outside services expenses increased 15.5 percent to $7.9 million in the second quarter of 2012, compared with $6.8 million in the corresponding period in 2011, primarily due to increased legal and professional fee expenses.

Restructuring-Related Expenses – In the second quarter of 2012, we recorded a pre-tax restructuring charge of $3.6 million, consisting of $2.4 million of employee severance costs and $1.2 million for the reduction of leased office space, as a measure to better align the Company’s cost infrastructure with its revenues.

Intangible Asset Amortization Expense – Intangible asset amortization expense includes the amortization of definite-lived intangible assets consisting of asset management contractual relationships and certain trade names and trademarks. For the three months ended June 30, 2012, intangible asset amortization expense was $1.9 million, essentially flat compared with the three months ended June 30, 2011.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses increased to $3.5 million in the second quarter of 2012, compared with $2.4 million in the prior-year period, primarily due to a write-off of an underwriting receivable associated with our Hong Kong capital markets business that was deemed uncollectible in the second quarter of 2012, and higher VAT expense incurred related to our London office.

Income Taxes - For the three months ended June 30, 2012, our provision for income taxes was a benefit of $5.8 million, compared with expense of $6.0 million in the prior-year period. In the second quarter of 2012, we recorded a reversal of a previously accrued uncertain state income tax position of $7.1 million, net of federal tax.

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

The following table provides our segment performance for the periods presented:

	For the Three Months Ended June 30,
(Dollars in thousands)	2012	2011	2012 v2011
Net revenues
Capital Markets	$89,482	$113,206	(21.0)%
Asset Management	16,916	19,658	(13.9)

Total net revenues	$106,398	$132,864	(19.9)%

Pre-tax operating income/(loss)
Capital Markets	$(2,088)	$12,404	N/M
Asset Management	3,741	4,730	(20.9)

Total pre-tax operating income	$1,653	$17,134	(90.4)%

Pre-tax operating margin
Capital Markets	N/M	11.0%
Asset Management	22.1%	24.1%
Total pre-tax operating margin	1.6%	12.9%

N/M – Not meaningful

Capital Markets

	For the Three Months Ended June 30,
(Dollars in thousands)	2012	2011	2012 v2011
Net revenues:
Investment banking
Financing
Equities	$13,148	$30,985	(57.6)%
Debt	22,256	18,583	19.8
Advisory services	15,557	18,134	(14.2)

Total investment banking	50,961	67,702	(24.7)

Institutional sales and trading
Equities	17,648	21,341	(17.3)
Fixed income	20,664	23,134	(10.7)

Total institutional sales and trading	38,312	44,475	(13.9)

Other income	209	1,029	(79.7)

Total net revenues	$89,482	$113,206	(21.0)%

Pre-tax operating income/(loss)	$(2,088)	$12,404	N/M

Pre-tax operating margin	N/M	11.0%

N/M – Not meaningful

Capital Markets net revenues decreased 21.0 percent to $89.5 million, compared with $113.2 million in the second quarter of 2011, as equity financing and institutional sales and trading revenues declined in a challenging operating environment.

Investment banking revenues comprise all the revenues generated through financing and advisory services activities, including derivative activities that relate to debt financing. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.

In the second quarter of 2012, investment banking revenues decreased 24.7 percent to $51.0 million compared with $67.7 million in the corresponding period of the prior year, driven by a decrease in equity financing revenues. For the three months ended June 30, 2012, equity financing revenues decreased to $13.1 million, compared with $31.0 million in the prior-year period. In the second quarter of 2012, increased uncertainty in the equity capital markets curtailed equity financing activity industry-wide, particularly initial public offerings. During the second quarter of 2012, we completed 15 equity financings, raising $1.6 billion in capital (excluding the $16.0 billion of capital raised from the Facebook initial public offering, on which we had a small co-manager position), compared with 24 equity financings, raising $6.8 billion for the corresponding period in 2011. Debt financing revenues in the second quarter of 2012 increased 19.8 percent to $22.3 million, compared with $18.6 million in the second quarter of 2011, driven by strong public finance underwriting activity. In the second quarter of 2012, historically low yields created client refinancing opportunities, which resulted in a 37.3 percent increase in our par value from new issuances. During the second quarter of 2012, we completed 164 public finance issues with a total par value of $2.6 billion, compared with 151 public finance issues with a total par value of $1.9 billion during the prior-year period. For the three months ended June 30, 2012, advisory services revenues decreased 14.2 percent to $15.6 million due to lower European advisory services revenue, partially offset by a higher average fee on transactions. We completed 7 transactions with an aggregate enterprise value of $2.1 billion during the second quarter of 2012, compared with 9 transactions with an aggregate enterprise value of $1.1 billion in the second quarter of 2011.

Institutional sales and trading revenues comprise all of the revenues generated through trading activities, which consist of facilitating customer trades and our strategic trading activities in municipal and structured mortgage securities. Also, it includes gains and losses on our investments in the municipal bond funds that we manage. To assess the profitability of institutional brokerage activities, we aggregate institutional brokerage revenues with the net interest income or expense associated with financing, economically hedging and holding long or short inventory positions. Our results may vary from quarter to quarter as a result of changes in trading margins, trading gains and losses, net interest spreads, trading volumes and the timing of transactions based on market opportunities.

For the three months ended June 30, 2012, institutional brokerage revenues declined 13.9 percent to $38.3 million, compared with $44.5 million in the prior-year period, driven by lower institutional brokerage revenues in both equity and fixed income products. In the second quarter of 2012, equity institutional brokerage revenues decreased to $17.6 million, compared with $21.3 million in the corresponding period in 2011. The decrease was primarily attributed to lower U.S. equity client volumes resulting from increased uncertainty in the equity capital markets in the second quarter of 2012. For the three months ended June 30, 2012, fixed income institutional brokerage revenues decreased to $20.7 million, compared with $23.1 million in the prior-year period, mainly driven by lower results from the firm’s strategic trading activities as a result of credit spreads widening during the quarter. Partially offsetting this decrease was higher revenues generated by our expanded middle market sales group.

Other income includes gains and losses from our merchant banking activities and other firm investments, performance and management fees on the municipal bond funds and interest expense related to long-term funding and a commitment fee on a bank line of credit. For the three months ended June 30, 2012, other income decreased to $0.2 million, compared with $1.0 million in the corresponding period in 2011. The decrease was due to losses recorded on our merchant banking activities, offset in part by increased revenues associated with our firm investments.

The Capital Markets segment had a negative operating margin in the second quarter of 2012, compared with 11.0 percent for the corresponding period in the prior year. Excluding the $3.5 million restructuring charge allocated to the Capital Markets segment, pre-tax operating margin for the second quarter of 2012 was 1.6 percent. The decrease in pre-tax operating margin was driven by a decline in net revenues.

Asset Management

	For the Three Months Ended June 30,
(Dollars in thousands)	2012	2011	2012 v2011

Net revenues:
Management fees	$16,968	$17,985	(5.7)%
Performance fees	218	1,629	(86.6)

Total management and performance fees	17,186	19,614	(12.4)

Other income/(loss)	(270)	44	N/M

Net revenues	$16,916	$19,658	(13.9)%

Pre-tax operating income	$3,741	$4,730	(20.9)%

Pre-tax operating margin	22.1%	24.1%

N/M – Not meaningful

Management and performance fee revenues comprise the revenues generated through management and investment advisory services performed for separately managed accounts, registered funds and private funds or partnerships. Fluctuations in financial markets and client asset inflows and outflows have a direct effect on management and performance fee revenues. Management fees are generally based on the level of assets under management (“AUM”) measured monthly or quarterly, and an increase or reduction in assets under management, due to market price fluctuations or net client asset flows, will result in a corresponding increase or decrease in management fees. Fees vary with the type of assets managed and the vehicle in which they are managed, with higher fees earned on equity and MLP investments, and lower fees earned on fixed income and cash management products. Performance fees are earned when the investment return on assets under management exceeds certain benchmark targets or other performance targets over a specified measurement period. The level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in total assets under management. The majority of performance fees, if earned, are generally recorded in the fourth quarter of the applicable year or upon withdrawal of client assets. Performance fees, if earned, are recognized as of each reporting date for certain consolidated partnerships.

Total management and performance fee revenues decreased 12.4 percent to $17.2 million in the second quarter of 2012, compared with $19.6 million in the second quarter of 2011. The decreases were due to reduced management fee revenue resulting from market depreciation of the underlying assets under management and lower performance fees. Additionally, our average effective revenue yield (total management fees as a percentage of average assets under management) was 53 basis points in the second quarter of 2012, compared to 56 basis points in the corresponding period in the prior-year. The decrease in the average effective revenue yield was attributable to loss of higher yielding equity assets.

Other income/loss includes gains and losses from our investments in registered funds and private funds or partnerships that we manage. For the three months ended June 30, 2012, other income/loss was a loss of $0.3 million, compared to nominal income recorded in the three months ended June 30, 2011.

Segment pre-tax operating margin for the three months ended June 30, 2012 was 22.1 percent, compared to 24.1 percent for the corresponding period in the prior year. The decreased margin was driven by lower net revenues.

The following table summarizes the changes in our assets under management for the three months ended June 30, 2012:

(Dollars in millions)

Assets under management:
Balance at March 31, 2012	$13,228

Net outflows	(185)

Net market depreciation	(302)

Balance at June 30, 2012	$12,741

Assets under management decreased $0.5 billion to $12.7 billion in the three months ended June 30, 2012. Net market depreciation of $0.3 billion during the second quarter of 2012 was the result of a decline in equity prices during the quarter. Additionally, we experienced client outflows of approximately $0.2 billion as existing institutional clients changed investment strategies and reallocated assets.

Financial Summary for the Six Months Ended June 30, 2012 and June 30, 2011

The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

	Six Months Ended June 30,			As a Percentage of Net Revenues For the Six Months Ended
	2012	2011	2012 v2011	June 30,
(Amounts in thousands)				2012	2011
Revenues:

Investment banking	$99,192	$114,103	(13.1)%	44.4%	44.3%
Institutional brokerage	77,476	86,031	(9.9)	34.7	33.5
Asset management	35,339	37,569	(5.9)	15.8	14.6
Interest	23,339	27,373	(14.7)	10.5	10.6
Other income	1,008	8,331	(87.9)	0.5	3.2

Total revenues	236,354	273,407	(13.6)	105.9	106.2

Interest expense	13,090	15,854	(17.4)	5.9	6.2

Net revenues	223,264	257,553	(13.3)	100.0	100.0

Non-interest expenses:

Compensation and benefits	139,166	155,745	(10.6)	62.3	60.5
Occupancy and equipment	15,533	17,440	(10.9)	7.0	6.8
Communications	11,663	12,814	(9.0)	5.2	5.0
Floor brokerage and clearance	4,308	4,685	(8.0)	1.9	1.8
Marketing and business development	11,383	12,935	(12.0)	5.1	5.0
Outside services	14,013	14,925	(6.1)	6.3	5.8
Restructuring-related expense	3,642	-	N/M	1.6	-
Intangible asset amortization expense	3,834	4,138	(7.3)	1.7	1.6
Other operating expenses	5,698	6,203	(8.1)	2.6	2.4

Total non-interest expenses	209,240	228,885	(8.6)	93.7	88.9

Income before income tax expense	14,024	28,668	(51.1)	6.3	11.1

Income tax expense	2,238	10,102	(77.8)	1.0	3.9

Net income	11,786	18,566	(36.5)	5.3	7.2

Net income applicable to noncontrolling interests	2,006	639	213.9	0.9	0.2

Net income applicable to Piper Jaffray Companies	$9,780	$17,927	(45.4)%	4.4%	7.0%

Except as discussed below, the description of non-interest expense and net revenues as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.

For the six months ended June 30, 2012, we recorded net income applicable to Piper Jaffray Companies, of $9.8 million, which included a reversal of a previously accrued uncertain state income tax position of $7.1 million, net of federal tax, additional income tax expense of $3.8 million attributable to the write-off of deferred tax assets related to equity grants that either were forfeited or vested at share prices lower than the grant date share price and a restructuring charge of $2.2 million, after tax. Net revenues for the six months ended June 30, 2012 were $223.3 million, a 13.3 percent decrease from the year-ago period. For the six months ended June 30, 2012, investment banking revenues were $99.2 million, compared with $114.1 million  in  the  prior- year  period.  The decrease  in  investment  banking  revenues was attributable to lower equity financing and advisory services revenues, partially offset by higher debt financing revenues. For the six months ended June 30, 2012, institutional brokerage revenues decreased 9.9 percent to $77.5 million, compared with $86.0 million in the corresponding period in the prior year, driven by lower revenues associated with our equity institutional brokerage and strategic trading activities. For the six months ended June 30, 2012, asset management fees decreased 5.9 percent to $35.3 million, compared with $37.6 million in the second half of 2012. Net interest income for the first six months of 2012 decreased 11.0 percent to $10.2 million, compared with $11.5 million for the first six months of 2011. The decrease was primarily the result of lower interest income earned on lower average net inventory balances. For the six months ended June 30, 2012, other income was $1.0 million, compared with $8.3 million in the corresponding period in the prior year. The decrease was due to lower revenues associated with our merchant banking activities and a decline in income associated with our firm investments. Non-interest expenses decreased to $209.2 million for the six months ended June 30, 2012, from $228.9 million in the corresponding period in the prior year, due primarily to a decline in compensation and benefits expenses.

Consolidated Non-Interest Expenses

Compensation and Benefits – For the six months ended June 30, 2012, compensation and benefits expenses decreased 10.6 percent to $139.2 million from $155.7 million in the corresponding period in 2011. Compensation and benefits expenses as a percentage of net revenues increased to 62.3 percent for the first six months of 2012, compared with 60.5 percent for the first six months of 2011. Compensation and benefits as a percentage of net revenues was lower in the year-ago period as we recorded higher income on our firm investments and merchant banking activities.

Marketing and Business Development – For the first six months of 2012, marketing and business development expenses decreased 12.0 percent to $11.4 million, compared with $12.9 million in the first half of 2011. In the first half of 2011, we wrote-off travel expenses related to equity investment banking deals that were never completed due to market volatility.

Outside Services – Outside services expenses decreased 6.1 percent to $14.0 million in the second quarter of 2012, compared with $14.9 million in the corresponding period in 2011, primarily due to lower securities processing expenses.

Other Operating Expenses – Other operating expenses decreased 8.1 percent to $5.7 million for the six months ended June 30, 2012, compared with $6.2 million in the prior-year period, due to decreased charitable contributions expense as we funded the majority of our 2011 charitable contribution commitment in the first half of 2011. Additionally, we received a business tax refund in the first half of 2012. Partially offsetting this decrease was a write-off of an underwriting receivable associated with our Hong Kong capital markets business that was deemed uncollectible in the second quarter of 2012.

Income Taxes - For the six months ended June 30, 2012, our provision for income taxes was $2.2 million, equating to an effective tax rate of 16.0 percent. In the first half of 2012, we recorded a reversal of a previously accrued uncertain state income tax position of $7.1 million, net of federal tax, partially offset by a $3.8 million write-off of deferred tax assets related to equity grants that either were forfeited or vested at share prices lower than the grant date share price. For the six months ended June 30, 2011, our provision for income taxes was $10.1 million, equating to an effective tax rate of 35.2 percent.

Segment Performance

The following table provides our segment performance for the periods presented:

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012 v2011
Net revenues
Capital Markets	$188,333	$219,695	(14.3)%
Asset Management	34,931	37,858	(7.7)

Total net revenues	$223,264	$257,553	(13.3)%

Pre-tax operating income
Capital Markets	$5,768	$19,664	(70.7)%
Asset Management	8,256	9,004	(8.3)

Total pre-tax operating income	$14,024	$28,668	(51.1)%

Pre-tax operating margin
Capital Markets	3.1%	9.0%
Asset Management	23.6%	23.8%
Total pre-tax operating margin	6.3%	11.1%

Capital Markets

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012 v2011
Net revenues:
Investment banking
Financing
Equities	$36,591	$55,667	(34.3)%
Debt	37,025	28,249	31.1
Advisory services	26,847	31,558	(14.9)

Total investment banking	100,463	115,474	(13.0)

Institutional sales and trading
Equities	39,904	47,080	(15.2)
Fixed income	49,171	52,323	(6.0)

Total institutional sales and trading	89,075	99,403	(10.4)

Other income/(loss)	(1,205)	4,818	N/M

Total net revenues	$188,333	$219,695	(14.3)%

Pre-tax operating income	$5,768	$19,664	(70.7)%

Pre-tax operating margin	3.1%	9.0%

N/M – Not meaningful

Capital Markets net revenues decreased 14.3 percent to $188.3 million for the six months ended June 30, 2012, compared with $219.7 million in the prior-year period.

For the first half of 2012, investment banking revenues decreased 13.0 percent to $100.5 million compared with $115.5 million in the corresponding period of the prior year, due to a decline in equity financing and advisory services revenues, offset by increased debt financing revenues. For the six months ended June 30, 2012, equity financing revenues decreased to $36.6 million, compared with $55.7 million in the prior-year period. Increased uncertainty in the equity capital markets, specifically in the second quarter of 2012, curtailed equity financing activity industry-wide, particularly initial public offerings. During the first half of 2012, we completed 37 equity financings, raising $5.0 billion for our clients (excluding the $16.0 billion of capital raised from the Facebook initial public offering, on which we had a small co-manager position), compared with 43 equity financings, raising $9.3 billion for the corresponding period in 2011. Debt financing revenues in the first half of 2012 increased 31.1 percent to $37.0 million, compared with $28.2 million in the first half of 2011, due to an increase in public finance revenues. In the six months ended June 30, 2012, historically low yields created client refinancing opportunities, which resulted in a 62.5 percent increase in our par value from new issuances. Additionally, in the first half of 2011, municipal underwriting activity was at historic lows. During the first half of 2012, we completed 303 public finance issues with a total par value of $4.9 billion, compared with 242 public finance issues with a total par value of $3.0 billion during the prior-year period. For the six months ended June 30, 2012, advisory services revenues decreased 14.9 percent to $26.8 million due to lower European advisory services revenue, which was partially offset by increased U.S. advisory services revenue. We completed 13 transactions with an aggregate enterprise value of $2.8 billion during the first half of 2012, compared with 17 transactions with an aggregate enterprise value of $2.2 billion in the second half of 2011.

For the six months ended June 30, 2012, institutional brokerage revenues declined 10.4 percent to $89.1 million, compared with $99.4 million in the prior-year period, driven by lower revenues associated with our equity institutional brokerage and strategic trading businesses. In the first half of 2012, equity institutional brokerage revenues decreased to $39.9 million, compared with $47.1 million in the corresponding period in 2011. The decrease was primarily attributed to lower U.S. equity client volumes resulting from the uncertain market conditions in the first half of 2012. For the six months ended June 30, 2012, fixed income institutional brokerage revenues decreased to $49.2 million, compared with $52.3 million in the prior-year period, as incremental revenues associated with a municipal bond fund were more than offset by lower strategic trading revenues. Partially offsetting this decrease was higher revenues generated by our expanded middle markets sales group.

For the six months ended June 30, 2012, other income/loss was a loss of $1.2 million, compared with income of $4.8 million in the corresponding period in 2011. The decrease was due to lower revenues associated with our merchant banking activities offset in part by increased income associated with firm investments.

Capital Markets segment pre-tax operating margin for the six months ended June 30, 2012 was 3.1 percent, compared with 9.0 percent for the corresponding period in the prior year. The decreased margin was driven by lower net revenues.

Asset Management

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012 v2011
Net revenues:
Management fees	$34,189	$35,797	(4.5)%
Performance fees	642	1,746	(63.2)

Total management and performance fees	34,831	37,543	(7.2)

Other income	100	315	(68.3)

Net revenues	$34,931	$37,858	(7.7)%

Pre-tax operating income	$8,256	$9,004	(8.3)%

Pre-tax operating margin	23.6%	23.8%

Total management and performance fees decreased 7.2 percent to $34.8 million in the first half of 2012, compared with $37.5 in the first half of 2011 due to a decline in both management and performance fees. Our average effective revenue yield (total management fees as a percentage of average assets under management) was 53 basis points in the first half of 2012, compared to 56 basis points in the corresponding period in the prior-year. The performance fees recorded during the first half of 2012 and 2011 were a result of a withdrawal of client assets.

For the six months ended June 30, 2012, other income was $0.1 million compared with $0.3 million for the corresponding period in the prior year.

Segment pre-tax operating margin for the six months ended June 30, 2012 was 23.6 percent, essentially flat compared to the corresponding period in the prior year.

The following table summarizes the changes in our assets under management for the six months ended June 30, 2012:

(Dollars in millions)
Assets under management:
Balance at December 31, 2011	$12,173

Net inflows	273

Net market appreciation	295

Balance at June 30, 2012	$12,741

Assets under management increased $0.6 billion to $12.7 billion in the six months ended June 30, 2012. Net market appreciation of $0.3 billion during the first half of 2012 was the result of improved market performance for the equity product offerings in the first quarter of 2012 and positive performance in our fixed income product offerings. We experienced client inflows of approximately $0.3 billion primarily into our fixed income product offering, offset by client outflows related to our equity product offerings.

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

The following table reflects the composition of our Level III assets and Level III liabilities by asset class:

	Level III
(Dollars in thousands)	June 30, 2012	December 31, 2011
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$3,681	$-
Fixed income securities	-	2,815
Municipal securities:
Tax-exempt securities	2,373	3,135
Short-term securities	394	175
Asset-backed securities	89,871	53,088
Derivative contracts	216	-

Total financial instruments and other inventory positions owned:	96,535	59,213

Investments	19,864	21,341

Total assets	$116,399	$80,554

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Convertible securities	$-	$1,171
Fixed income securities	-	900
Derivative contracts	7,079	3,594

Total financial instruments and other inventory positions sold, but not yet purchased:	$7,079	$5,665

The following table reflects activity with respect to our Level III assets and liabilities:

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011
Assets:
Purchases	$217,963	$98,214
Sales	(184,691)	(113,473)
Transfers in	3,186	7,363
Transfers out	(4,263)	(2,885)
Realized gains	2,388	1,352
Unrealized gains/(losses)	1,262	(1,606)

Liabilities:
Purchases	$(10,317)	$(9,818)
Sales	1,380	7,156
Transfers in	-	-
Transfers out	(1,171)	(1,777)
Realized losses	7,991	1,524
Unrealized losses	3,531	4,024

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

Goodwill and Intangible Assets

We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities acquired requires certain management estimates. At June 30, 2012, we had goodwill of $202.4 million. This goodwill balance consists of $152.3 million recorded in 2010 as a result of the acquisition of ARI and $50.1 million recorded in 2007 as a result of the acquisition of FAMCO.

Under ASC 350, we are required to perform impairment tests of our goodwill and indefinite-life intangible assets annually and on an interim basis when certain events or circumstances exist that could indicate possible impairment. We have elected to test for goodwill impairment in the fourth quarter of each calendar year. Beginning in 2012, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if we conclude otherwise, then we are required to perform the two-step impairment test, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of our reporting units based on the following factors: our market capitalization, a discounted cash flow model using revenue and profit forecasts, public market comparables and multiples of recent mergers and acquisitions of similar businesses. Valuation multiples may be based on revenues, price-to-earnings or cash flows of comparable public companies and business segments. These multiples may be adjusted to consider competitive differences including size, operating leverage and other factors. The estimated fair values of our reporting units are compared with their carrying values, which includes the allocated goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value.

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

We completed our 2011 annual goodwill impairment testing as of November 30, 2011, which resulted in a non-cash goodwill impairment charge of $120.3 million. The charge related to our capital markets reporting unit and primarily pertained to goodwill created from the 1998 acquisition of our predecessor, Piper Jaffray Companies Inc., and its subsidiaries by U.S. Bancorp, which was retained by us when we spun-off from U.S. Bancorp on December 31, 2003.

Our 2011 annual goodwill impairment testing resulted in no impairment associated with the FAMCO or ARI reporting units, within our asset management operating segment. We also tested the intangible assets (indefinite and definite-lived) acquired as part of the FAMCO and ARI acquisitions and concluded there was no impairment.

In the first quarter of 2012, we reorganized our FAMCO and ARI reporting units, which triggered an interim impairment analysis of our goodwill. We concluded there was no impairment.

Compensation Plans

Stock-Based Compensation Plans

As part of our compensation to employees and directors, we use stock-based compensation, consisting of restricted stock, restricted stock units and stock options. The Company accounts for equity awards in accordance with ASC 718, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations at grant date fair value over the service period of the award, net of estimated forfeitures. We grant shares of restricted stock to current employees as part of year-end compensation (“Annual Grants”) and as a retention tool. Employees may receive restricted stock with service conditions upon initial hiring or as a retention award (“Sign-on Grants”). We have also granted restricted stock awards with service conditions to key employees (“Retention Grants”), as well as restricted stock awards with performance conditions to members of senior management (“Performance Grants”). On May 15, 2012, we granted restricted stock units with market conditions to our leadership team (“Leadership Grants”). Upon closing of the ARI acquisition in March 2010, we granted restricted stock with service conditions to ARI employees (“Inducement Grants”).

Annual Grants are made each February for the prior fiscal year performance and constitute a portion of an employee’s annual incentive for the prior year. We recognize the compensation expense prior to the grant date of the award as we determined that the service inception date precedes the grant date. These grants are not subject to service requirements that employees must fulfill in exchange for the right to these awards, as the grants continue to vest after termination of employment, so long as the employee does not violate certain post-termination restrictions as set forth in the award agreements or any agreements entered into upon termination. Prior to 2011, Annual Grants were subject to three-year cliff vesting. Beginning in 2011, Annual Grants are subject to annual ratable vesting over a three-year period. Unvested shares are subject to post-termination restrictions. These post-termination restrictions do not meet the criteria for an in-substance service condition as defined by ASC 718. Accordingly, such shares of restricted stock comprising Annual Grants are expensed in the period to which those awards are deemed to be earned, which is the calendar year preceding the February grant date. If any of these awards are forfeited, the lower of the fair value at grant date or the fair value at the date of forfeiture is recorded within the consolidated statements of operations as a reduction of compensation and benefits expense.

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

The Leadership Grants will vest and convert to shares of common stock only if the Company satisfies predetermined market conditions over the performance period beginning May 15, 2012 and ending May 14, 2015. Under the terms of the grant, the number of units that vest and convert to shares will be based on the achievement of specified market conditions during the performance period. Compensation expense is amortized on a straight-line basis over the three-year requisite service period based on the fair value of the award on the grant date. The market conditions must be met for the awards to vest and compensation cost will be recognized regardless if the market conditions are satisfied. Employees forfeit unvested share units upon termination of employment and a reversal of compensation expense is recorded.

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

Deferred Compensation Plan

The Company established a deferred compensation plan in 2012, which allows eligible employees to elect to receive a portion of the incentive compensation they would otherwise receive in the form of restricted stock or other equity, instead in restricted mutual fund shares (“MFRS Awards”) of funds managed by affiliates of the Company. MFRS Awards are awarded to qualifying employees in February of each year, and represent a portion of their compensation for performance in the preceding year similar to the Company’s Annual Grants. MFRS Awards vest ratably over three years in equal installments and provide for continued vesting after termination of employment so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreement entered into upon termination. Forfeitures are recorded as a reduction of compensation and benefits expense within the consolidated statements of operations.

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

Income Taxes

We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally, amortization of share-based compensation. The realization of deferred tax assets is assessed and a valuation allowance is recognized to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. We believe that our future taxable profits will be sufficient to recognize our U.S. deferred tax assets. However, if our projections of future taxable profits do not materialize, we may conclude that a valuation allowance is necessary, which would impact our results of operations in that period. As of June 30, 2012, we have a deferred tax asset valuation allowance of $6.2 million related to our U.K. subsidiary’s net operating loss carryforwards, which represents all but $1.1 million of the U.K. subsidiary’s deferred tax asset. We also have a deferred tax asset valuation allowance of $4.0 million as of June 30, 2012, representing the entire deferred tax asset, related to our Hong Kong subsidiary’s net operating loss carryforwards.

We record deferred tax benefits for future tax deductions expected upon the vesting of share-based compensation. If deductions reported on our tax return for share-based compensation (i.e., the value of the share-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with ASC 718), we record the excess tax benefit as additional paid-in capital. Conversely, if deductions reported on our tax return for share-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, we offset the deficiency first to any previously recognized excess tax benefits recorded as additional paid-in capital and any remaining deficiency is recorded as income tax expense. As of June 30, 2012, we did not have any available excess tax benefits within additional paid-in capital. Approximately 1,000,000 shares of restricted stock vested in the first half of 2012 at values less than the grant date fair value resulting in $3.8 million of income tax expense in the first half of 2012.

We establish reserves for uncertain income tax positions in accordance with ASC 740 when it is not more likely than not that a certain position or component of a position will be ultimately upheld by the relevant taxing authorities. Significant judgment is required in evaluating uncertain tax positions. Our tax provision and related accruals include the impact of estimates for uncertain tax positions and changes to the reserves that are considered appropriate. To the extent the probable tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of change and, in turn, our results of operations. In the second quarter of 2012, we recorded the reversal of a previously accrued uncertain state income tax position of $7.1 million, net of federal income tax.

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

The following are financial instruments that are cash and cash equivalents, or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time:

			Average Balance for the Three Months Ended
(Dollars in thousands)	June 30, 2012	December 31, 2011	June 30, 2012		December 31, 2011		June 30, 2011
Cash and cash equivalents:
Cash in banks	$20,501	$20,117	$34,656		$26,761		$29,015
Money market investments	19,091	65,690	27,262		33,195		19,595

Total cash and cash equivalents	$39,592	$85,807	$61,918	(1)	$59,956	(1)	$48,610	(1)

(1) Average balance calculated based upon ending daily balances.

In addition, we had cash and cash equivalents segregated of $17.0 million and $25.0 million that was available exclusively for customer liabilities included on our balance sheet as of June 30, 2012 and December 31, 2011, respectively. This cash and cash equivalents segregated consists of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Piper Jaffray & Co., our U.S. broker dealer subsidiary carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of our clients.

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

In 2010, our board of directors authorized the repurchase of up to $75 million in shares of our common stock through September 30, 2012. In the first half of 2012, we repurchased 1.5 million shares or $33.5 million of our common stock related to this authorization. Based upon prior repurchases, $17.9 million of this authorization remained available as of June 30, 2012. In the third quarter of 2012, we expect to seek additional share repurchase authorization from our Board. We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the first half of 2012, we purchased 373,843 shares or $8.8 million of our common shares for this purpose. Our bank syndicated credit agreement includes a covenant that limits the annual amount of common shares we can repurchase to the amount of new equity granted during that fiscal year. The aggregate amount we repurchased in the first quarter of 2012 was near the covenant limit. The agreement with our bank group was amended in May 2012 to allow for up to an additional $25 million in shares to be repurchased in 2012. This additional amount was repurchased in the second quarter of 2012.

Leverage Ratios

The following table presents total assets, adjusted assets, total shareholders’ equity and tangible shareholders’ equity with the resulting leverage ratios as of:

(Dollars in thousands)	June 30, 2012	December 31, 2011

Total assets	$1,999,071	$1,655,721
Deduct: Goodwill and intangible assets	(249,822)	(253,656)

Adjusted assets	$1,749,249	$1,402,065

Total shareholders’ equity	$741,896	$750,600
Deduct: Goodwill and intangible assets	(249,822)	(253,656)

Tangible shareholders’ equity	$492,074	$496,944

Leverage ratio (1)	2.7	2.2

Adjusted leverage ratio (2)	3.6	2.8

(1)	Leverage ratio equals total assets divided by total shareholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible shareholders’ equity.

Adjusted assets and tangible shareholders’ equity are non-GAAP financial measures. A non-GAAP financial measure is a numeric measure of financial performance that includes adjustments to the most directly comparable measure calculated and presented in accordance with GAAP, or for which there is no specific GAAP measure. Goodwill and intangible assets are subtracted from total assets and total shareholders’ equity in determining adjusted assets and tangible shareholders’ equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets which can be deployed in a liquid manner. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our leverage ratio and adjusted leverage ratio increased from December 31, 2011 to June 30, 2012 as a result of higher inventory balances.

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

Short-term financing

Our day-to-day funding and liquidity is obtained primarily through the use of repurchase agreements, commercial paper issuance, prime broker agreements, and bank lines of credit, and is typically collateralized by our securities inventory. These funding sources are critical to our ability to finance and hold inventory, which is a necessary part of our institutional brokerage and municipal bond funds businesses. The majority of our inventory is very liquid and is therefore funded by overnight or short-term facilities. These short-term facilities (i.e., our committed line, term repurchase agreement and commercial paper) have been established to mitigate changes in the liquidity of our inventory based on changing market conditions. Our funding sources are also dependent on the types of inventory that our counterparties are willing to accept as collateral and the number of counterparties available. From time to time the number of counterparties that will enter into municipal repurchase agreements can be limited based on market conditions. Currently, the majority of our bank lines, commercial paper and prime broker arrangement will accept municipal inventory as collateral, which helps mitigate this municipal repurchase agreement counterparty risk. We also have established arrangements to obtain financing by another broker dealer at the end of each business day related specifically to our convertible inventory. Funding is generally obtained at rates based upon the federal funds rate and/or the London Interbank Offer Rate.

Commercial Paper Program – Our U.S. broker dealer subsidiary, Piper Jaffray & Co, issues secured commercial paper to fund a portion of our securities inventory. This commercial paper is issued under two separate programs, CP Series A and CP Series II A, and is secured by different inventory classes, which is reflected in the interest rate paid on the respective program. The maximum amount that may be issued under CP Series A and CP Series II A is $300 million and $150 million, respectively. At June 30, 2012, CP Series A had $198.2 million outstanding and CP Series II A had $62.2 million outstanding. Both programs can issue with maturities of 27 to 270 days. The weighted average maturity of CP Series A and CP Series II A as of June 30, 2012 was 74 days and 36 days, respectively.

Prime Broker Arrangement – We have established an arrangement to obtain overnight financing by a single prime broker related to our municipal bond funds. Financing under this arrangement is secured by certain securities, primarily municipal securities, and collateral limitations could reduce the amount of funding available under this arrangement. More specifically, this funding is at the discretion of the prime broker and could be denied, which may be particularly true during times of market stress or market perceptions of our exposures. At June 30, 2012, we had $120.3 million of financing outstanding under this prime broker arrangement.

Uncommitted Lines - We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $275 million with three banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have a $100 million uncommitted unsecured facility with one of these banks. All of these uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. More specifically, these lines are subject to approval by the respective bank each time an advance is requested and advances may be denied, which may be particularly true during times of market stress or market perceptions of our exposures. We manage our relationships with the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business. At June 30, 2012, we had $48.0 million outstanding against these lines of credit.

Committed Lines - Our committed line is a $250 million revolving secured credit facility. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co., our U.S. broker dealer subsidiary, to maintain a minimum net capital of $130 million, and the unpaid principal amount of all advances under the facility will be due on December 28, 2012. At June 30, 2012, we had no advances against this line of credit.

The following table presents the average balances outstanding for our various short-term funding sources by quarter for 2012 and 2011, respectively.

	Average Balance for the Three Months Ended
(Dollars in millions)	June 30, 2012	March 31, 2012
Funding source:
Repurchase agreements	$158.5	$114.3
Commercial paper	238.8	201.2
Prime broker arrangement	32.1	5.8
Short-term bank loans	40.9	9.7

Total	$470.3	$331.0

	Average Balance for the Three Months Ended
(Dollars in millions)	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
Funding source:
Repurchase agreements	$252.7	$324.6	$326.5	$253.6
Commercial paper	147.1	125.7	117.9	112.1
Prime broker arrangement	5.8	-	-	-
Short-term bank loans	13.4	68.1	68.7	24.7

Total	$419.0	$518.4	$513.1	$390.4

The average funding in the second quarter of 2012 increased to $470.3 million, compared with $331.0 million during the first quarter of 2012 as a result of higher average inventory balances in the second quarter of 2012 and the payout of incentive compensation at the end of February. The increased inventory balances were the result of facilitating customer flow and an increase in proprietary positions. As compared to the second quarter of 2011, the average funding balance for the second quarter of 2012 decreased from $513.1 million to $470.3 million as a result of lower average inventory balances.

The following table presents the maximum daily funding amount by quarter for 2012 and 2011, respectively.

	For the Three Months Ended
	June 30, 2012	March 31, 2012
(Dollars in millions)
Maximum amount of daily financing	$666.1	$486.0

	For the Three Months Ended
	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
(Dollars in millions)
Maximum amount of daily financing	$597.3	$678.5	$661.2	$569.2

Three-year bank syndicated credit agreement

On December 29, 2010, we entered into a three-year bank syndicated credit agreement (“Credit Agreement”), comprised of a $100 million amortizing term loan and a $50 million revolving credit facility. SunTrust Bank is the administrative agent (“Agent”) for the lenders. As of June 30, 2012, $25.0 million was outstanding on the revolving credit facility, and $63.6 million was outstanding on the amortizing term loan. Of the remaining term loan principal outstanding, we are required to pay $10.2 million in 2012 and the remaining $53.4 million in 2013.

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

The Credit Agreement includes covenants that, among other things, limit our leverage ratio, require maintenance of certain levels of cash and regulatory net capital, require our asset management segment to achieve minimum earnings before interest, taxes, depreciation and amortization, and impose certain limitations on our ability to make acquisitions and to repurchase or declare dividends on our capital stock. The Credit Agreement limits annual share repurchases to the amount of equity granted in conjunction with our annual equity compensation awards. The agreement with our bank group was amended in May 2012 to allow for up to an additional $25 million in shares to be repurchased in 2012, which was exhausted in the second quarter of 2012. With respect to the net capital covenant, our U.S. broker dealer subsidiary is required to maintain minimum net capital of $135 million. At June 30, 2012, we were in compliance with all covenants.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments. The following table summarizes the contractual amounts at June 30, 2012, in total and by remaining maturity. Excluded from the table are a number of obligations recorded in the consolidated statements of financial condition that generally are short-term in nature, including secured financing transactions, trading liabilities, short-term borrowings and other payables and accrued liabilities.

The table below has been updated for significant changes subsequent to December 31, 2011. On May 30, 2012, we entered into a lease agreement for 123,882 square feet of office space for the Company’s headquarters. The term of the lease commences on June 1, 2014, and expires on November 30, 2025, and includes an option to terminate the lease early effective January 31, 2022. Our contractual rental obligations for the full 11.5 year lease term are $24.5 million. In addition at June 30, 2012, we had $56.4 million of investment commitments outstanding, of which $50.0 million related to a commitment to an affiliated merchant banking fund and $5.0 million related to a commitment to an affiliated municipal bond fund. In conjunction with the amendment to our bank syndicated credit agreement in May 2012, we made a $15 million prepayment on the term loan.

(Dollars in millions)	Remainder of 2012	2013 through 2014	2015 through 2016	2017 and thereafter	Total

Operating lease obligations	$7.5	$25.9	$20.3	$41.9	$95.6
Purchase commitments	5.4	10.2	2.9	3.0	21.5
Investment commitments (a)	-	-	-	-	56.4
Loan commitments (b)	-	-	-	-	-
Bank syndicated credit agreement	10.2	53.4	-	-	63.6

(a)	The investment commitments have no specified call dates; however, the investment period for these funds is through 2016. The timing of capital calls is based on market conditions and investment opportunities. In July of 2012, we funded $9.3 million into an affiliated merchant banking fund and $5.0 million into an affiliated municipal bond fund.

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

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of June 2012, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $0.5 million of unrecognized tax benefits have been excluded from the contractual obligation table above. See Note 21 to the consolidated financial statements for a discussion of income taxes.

Capital Requirements

As a registered broker dealer and member firm of FINRA, our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. We also are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. At June 30, 2012, our net capital under the SEC’s uniform net capital rule was $157.6 million, and exceeded the minimum net capital required under the SEC rule by $156.6 million. During 2012, we have continued to reduce our excess net capital through dividends to the Parent Company of our U.S. broker dealer subsidiary (“the Parent”), which the Parent has used to repurchase stock and redeploy in other areas of our business.

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

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes our off-balance sheet arrangements at June 30, 2012 and December 31, 2011:

	Expiration Per Period at June 30, 2012						Total Contractual Amount
(Dollars in thousands)	Remainder of 2012	2013	2014	2015- 2016	2017- 2018	Later	June 30, 2012	December 31, 2011

Customer matched-book derivative contracts (1) (2)	$-	$50,620	$83,750	$141,277	$71,740	$5,392,913	$5,740,300	$5,848,530
Trading securities derivative contracts (2)	-	-	-	-	5,000	261,250	266,250	99,750
Credit default swap index contracts (2)	-	-	-	149,000	24,900	-	173,900	188,000
Private equity investment commitments (3)	-	-	-	-	-	-	56,373	1,520

(1)

Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with two major financial institutions, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $204.2 million at June 30, 2012) who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contracts could become material, exposing us to the credit risk of these counterparties. At June 30, 2012, we had $36.2 million of credit exposure with these counterparties, including $19.6 million of credit exposure with one counterparty.

(2)

We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At June 30, 2012 and December 31, 2011, the net fair value of these derivative contracts approximated $35.9 million and $36.0 million, respectively.

(3)

The investment commitments have no specified call dates; however, the investment period for these funds is through 2016. The timing of capital calls is based on market conditions and investment opportunities. In July of 2012, we funded $9.3 million into an affiliated merchant banking fund and $5.0 million into an affiliated municipal bond fund.

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

Loan Commitments

We may commit to bridge loan financing for our clients or make commitments to underwrite corporate debt. We had no loan commitments outstanding at June 30, 2012.

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

We have committed capital to certain entities and these commitments generally have no specified call dates. We had $56.4 million of commitments outstanding at June 30, 2012, of which $50.0 million and $5.0 million related to commitments to an affiliated merchant banking fund and an affiliated municipal bond fund, respectively.

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

Value-at-Risk

Value-at-Risk (“VaR”) is the potential loss in value of our trading positions, excluding non-controlling interests, due to adverse market movements over a defined time horizon with a specified confidence level. We perform a daily VaR analysis on substantially all of our trading positions, including fixed income, equities, convertible bonds, exchange traded options, and all associated economic hedges. These positions encompass both customer-related activities and proprietary investments. We use a VaR model because it provides a common metric for assessing market risk across business lines and products. Changes in VaR between reporting periods are generally due to changes in levels of risk exposure, volatilities and/or correlations among asset classes and individual securities.

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

(Dollars in thousands)	June 30, 2012	December 31, 2011
Interest Rate Risk	$1,258	$696
Equity Price Risk	599	1,005
Diversification Effect (1)	(750)	(734)

Total Value-at-Risk	$1,107	$967

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the six months ended June 30, 2012 and the year ended December 31, 2011, respectively.

For the Six Months Ended June 30, 2012
(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$1,273	$463	$845
Equity Price Risk	1,139	169	676
Diversification Effect (1)			(683)
Total Value-at-Risk	$1,221	$539	$838

For the Year Ended December 31, 2011
(Dollars in thousands)	High	Low	Average
Interest Rate Risk	$1,968	$604	$1,072
Equity Price Risk	1,451	25	280
Diversification Effect (1)			(300)
Total Value-at-Risk	$1,889	$589	$1,052

(1)

Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses exceeded our one-day VaR on two occasions during the first half of 2012.

The aggregate VaR as of June 30, 2012 was higher compared to levels reported as of December 31, 2011 due to inventory growth in most of our trading books.

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

We are also exposed to liquidity risk in our day-to-day funding activities. We have a relatively low leverage ratio of 2.7 and adjusted leverage ratio of 3.6 as of June 30, 2012, as discussed above. We manage liquidity risk by diversifying our funding sources across products and among individual counterparties within those products. For example, our treasury department actively manages the use of our committed bank line, repurchase agreements, commercial paper issuance and secured and unsecured bank borrowings each day depending on pricing, availability of funding, available collateral and lending parameters from any one of these sources.

In addition to managing our capital and funding, the treasury department oversees the management of net interest income risk and the overall use of our capital, funding, and balance sheet.

We currently act as the remarketing agent for approximately $4.5 billion of variable rate demand notes, the majority of which have a financial institution providing a liquidity guarantee. At certain times, demand from buyers of variable rate demand notes is less than the supply generated by sellers of these instruments. In times of supply and demand imbalance, we may (but are not obligated to) facilitate liquidity by purchasing variable rate demand notes from sellers for our own account. Our liquidity risk related to variable rate demand notes is ultimately mitigated by our ability to tender these securities back to the financial institution providing the liquidity guarantee.

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

We have concentrated counterparty credit exposure with six non-publicly rated entities totaling $36.2 million at June 30, 2012. This counterparty credit exposure is part of our derivative program, consisting primarily of interest rate swaps. One derivative counterparty represents 54.1 percent, or $19.6 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

Merchant banking debt investments that have been funded are recorded in other assets at amortized cost on the consolidated statements of financial condition. At June 30, 2012, we had two funded merchant banking debt investments totaling $13.7 million. Merchant banking investments are monitored regularly by our financial risk committee.

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

During the second quarter of our fiscal year ended December 31, 2012, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2012.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
(April 1, 2012 to April 30, 2012)	56,674		$25.63	56,674	$43 million
Month #2
(May 1, 2012 to May 31, 2012)	616,379	(2)	$21.75	595,374	$30 million
Month #3
(June 1, 2012 to June 30, 2012)	549,045		$21.91	549,045	$18 million

Total	1,222,098		$22.00	1,201,093	$18 million

(1)	On July 28, 2010, we announced that our board of directors had authorized the repurchase of up to $75 million of common stock through September 30, 2012.

(2)	Consists of 595,374 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price per share of $21.74, and 21,005 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $21.86.

In addition, a third-party trustee makes open-market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.

ITEM 6. EXHIBITS

Exhibit Number	Description	Method of Filing
4.1	Second Amended and Restated Indenture dated as of June 11, 2012	Filed herewith

10.1	Form of Performance Share Unit Agreement for 2012 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	Filed herewith

10.2	Sixth Amendment to Loan Agreement (Broker-Dealer VRDN), dated April 30, 2012 between Piper Jaffray & Co. and U.S. Bank National Association	Filed herewith

10.3	Third Amendment to Credit Agreement, dated May 2, 2012, by and among Piper Jaffray Companies, SunTrust Bank, as administrative agent, and the lenders party thereto	(1)

10.4	Office Lease Agreement, dated May 30, 2012, by and among Piper Jaffray & Co. and Wells REIT – 800 Nicollett Avenue Owner, LLC	(2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certifications	Filed herewith

101

Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (v) the notes to the Consolidated Financial Statements.

Filed herewith

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
(1)	Filed as an exhibit to the Company’s Form 8-K, filing with the Commission on May 4, 2012 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, filing with the Commission on June 1, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 2, 2012.

PIPER JAFFRAY COMPANIES

By	/s/ Andrew S. Duff
Its	Chairman and Chief Executive Officer

By	/s/ Debbra L. Schoneman
Its	Chief Financial Officer

Exhibit Index

Exhibit Number	Description	Method of Filing
4.1	Second Amended and Restated Indenture dated as of June 11, 2012	Filed herewith

10.1	Form of Performance Share Unit Agreement for 2012 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan*	Filed herewith

10.2	Sixth Amendment to Loan Agreement (Broker-Dealer VRDN), dated April 30, 2012 between Piper Jaffray & Co. and U.S. Bank National Association	Filed herewith

10.3	Third Amendment to Credit Agreement, dated May 2, 2012, by and among Piper Jaffray Companies, SunTrust Bank, as administrative agent, and the lenders party thereto	(1)

10.4	Office Lease Agreement, dated May 30, 2012, by and among Piper Jaffray & Co. and Wells REIT – 800 Nicollett Avenue Owner, LLC	(2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certifications	Filed herewith

101

Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (v) the notes to the Consolidated Financial Statements.

Filed herewith

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
(1)	Filed as an exhibit to the Company’s Form 8-K, filing with the Commission on May 4, 2012 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, filing with the Commission on June 1, 2012 and incorporated herein by reference.