Form 10-Q
period 2012-09-30
PIPER JAFFRAY COMPANIES
filed 2012-11-02
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of October 19, 2012, the registrant had 17,681,150 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS

Piper Jaffray Companies
Consolidated Statements of Financial Condition

	September 30, 2012	December 31, 2011
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$41,678	$85,807
Cash and cash equivalents segregated for regulatory purposes	33,011	25,008
Receivables:
Customers	17,590	24,196
Brokers, dealers and clearing organizations	169,455	124,661
Securities purchased under agreements to resell	88,163	160,146

Financial instruments and other inventory positions owned	421,191	391,694
Financial instruments and other inventory positions owned and pledged as collateral	734,073	405,887
Total financial instruments and other inventory positions owned	1,155,264	797,581

Fixed assets (net of accumulated depreciation and amortization of $60,264 and $58,923, respectively)	16,651	21,793
Goodwill	202,352	202,352
Intangible assets (net of accumulated amortization of $27,459 and $21,708, respectively)	45,553	51,304
Other receivables	52,851	41,570
Other assets	137,985	121,303
Total assets	$1,960,553	$1,655,721

Liabilities and Shareholders’ Equity

Short-term financing	$446,472	$168,701
Bank syndicated financing	83,488	115,000
Payables:
Customers	51,403	29,373
Brokers, dealers and clearing organizations	151,302	35,436
Securities sold under agreements to repurchase	50,000	109,080
Financial instruments and other inventory positions sold, but not yet purchased	271,696	303,504
Accrued compensation	97,673	109,588
Other liabilities and accrued expenses	37,943	34,439
Total liabilities	1,189,977	905,121

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at September 30, 2012 and December 31, 2011;
Shares issued: 19,530,359 at September 30, 2012 and 19,524,512 at December 31, 2011;
Shares outstanding: 15,227,977 at September 30, 2012 and 15,750,188 at December 31, 2011	195	195
Additional paid-in capital	757,637	791,166
Retained earnings	106,979	77,535
Less common stock held in treasury, at cost: 4,302,382 shares at September 30, 2012 and 3,774,324 shares at December 31, 2011	(140,931)	(151,110)
Accumulated other comprehensive income	736	605
Total common shareholders’ equity	724,616	718,391

Noncontrolling interests	45,960	32,209
Total shareholders’ equity	770,576	750,600

Total liabilities and shareholders’ equity	$1,960,553	$1,655,721

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Amounts in thousands, except per share data)	2012	2011		2012	2011
Revenues:
Investment banking	$51,083	$44,031		$148,536	$151,834
Institutional brokerage	58,719	28,689		134,006	111,732
Asset management	17,588	15,205		52,927	52,774
Interest	12,457	15,116		35,742	42,407
Other income	235	1,710		1,242	10,018
Total revenues	140,082	104,751		372,453	368,765

Interest expense	7,125	8,894		20,184	24,748

Net revenues	132,957	95,857		352,269	344,017

Non-interest expenses:
Compensation and benefits	78,738	60,505		211,564	207,591
Occupancy and equipment	6,232	6,638		20,171	22,427
Communications	5,374	5,595		16,421	17,611
Floor brokerage and clearance	1,827	2,143		5,939	6,684
Marketing and business development	4,285	5,059		15,097	16,868
Outside services	7,557	6,263		21,027	20,632
Restructuring-related expense	—	—		3,642	—
Intangible asset amortization expense	1,917	2,069		5,751	6,207
Other operating expenses	4,313	2,457		9,164	8,468

Total non-interest expenses	110,243	90,729		308,776	306,488

Income from continuing operations before income tax expense	22,714	5,128		43,493	37,529

Income tax expense	9,188	1,361		11,365	11,892

Income from continuing operations	13,526	3,767		32,128	25,637

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	6,803	(7,143)		(13)	(10,447)

Net income/(loss)	20,329	(3,376)		32,115	15,190

Net income applicable to noncontrolling interests	665	207		2,671	846

Net income/(loss) applicable to Piper Jaffray Companies	$19,664	$(3,583)		$29,444	$14,344

Net income/(loss) applicable to Piper Jaffray Companies’ common shareholders	$16,840	$(3,583)		$25,151	$11,648

Amounts applicable to Piper Jaffray Companies
Income from continuing operations	$12,861	$3,560		$29,457	$24,791
Income/(loss) from discontinued operations, net of tax	6,803	(7,143)		(13)	(10,447)
Net income/(loss) applicable to Piper Jaffray Companies	$19,664	$(3,583)		$29,444	$14,344

Earnings/(loss) per basic common share
Income from continuing operations	$0.72	$0.22		$1.60	$1.29
Income/(loss) from discontinued operations	0.38	(0.45)		—	(0.54)
Earnings/(loss) per basic common share	$1.11	$(0.23)		$1.60	$0.74

Earnings/(loss) per diluted common share
Income from continuing operations	$0.72	$0.22		$1.60	$1.29
Income/(loss) from discontinued operations	0.38	(0.45)		—	(0.54)
Earnings/(loss) per diluted common share	$1.11	$(0.23)	(1)	$1.60	$0.74

Weighted average number of common shares outstanding
Basic	15,210	15,889		15,736	15,638
Diluted	15,210	15,889	(1)	15,736	15,655

(1)	Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss in incurred.
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2012	2011	2012	2011

Net income/(loss)	$20,329	$(3,376)	$32,115	$15,190

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	122	(111)	131	(56)

Comprehensive income/(loss)	20,451	(3,487)	32,246	15,134

Comprehensive income applicable to noncontrolling interests	665	207	2,671	846

Comprehensive income/(loss) applicable to Piper Jaffray Companies	$19,786	$(3,694)	$29,575	$14,288

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2012	2011
Operating Activities:
Net income	$32,115	$15,190
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets	5,436	5,439
Deferred income taxes	6,056	16,852
Share-based and deferred compensation	14,532	21,114
Amortization of intangible assets	5,751	6,207
Amortization of forgivable loans	6,077	5,935
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	(8,003)	18,000
Receivables:
Customers	6,600	(4,891)
Brokers, dealers and clearing organizations	(44,790)	44,031
Securities purchased under agreements to resell	71,983	63,338
Net financial instruments and other inventory positions owned	(389,491)	(267,613)
Other receivables	(17,353)	958
Other assets	(22,665)	(9,087)
Increase/(decrease) in operating liabilities:
Payables:
Customers	21,988	(15,653)
Brokers, dealers and clearing organizations	115,867	67,647
Securities sold under agreements to repurchase	—	3,759
Accrued compensation	(7,306)	(45,861)
Other liabilities and accrued expenses	3,587	(35,870)

Net cash used in operating activities	(199,616)	(110,505)

Investing Activities:
Business acquisitions, net of cash acquired	—	(56)
Purchases of fixed assets, net	(248)	(6,534)

Net cash used in investing activities	(248)	(6,590)

Financing Activities:
Increase/(decrease) in short-term financing	277,771	(7,655)
Decrease in bank syndicated financing	(31,512)	(7,500)
Increase/(decrease) in securities sold under agreements to repurchase	(59,080)	118,897
Increase in noncontrolling interests	11,080	25,998
Repurchase of common stock	(42,514)	(20,280)
Proceeds from stock option transactions	—	40

Net cash provided by financing activities	155,745	109,500

Currency adjustment:
Effect of exchange rate changes on cash	(10)	(199)

Net decrease in cash and cash equivalents	(44,129)	(7,794)

Cash and cash equivalents at beginning of period	85,807	50,602

Cash and cash equivalents at end of period	$41,678	$42,808

Supplemental disclosure of cash flow information -
Cash paid/(received) during the period for:
Interest	$20,756	$26,642
Income taxes	$(1,784)	$20,618

Non-cash financing activities -
Issuance of common stock for retirement plan obligations:
165,241 shares and 90,085 shares for the nine months ended September 30, 2012 and 2011, respectively	$3,814	$3,814

Issuance of restricted common stock for annual equity award:
487,181 shares and 592,697 shares for the nine months ended September 30, 2012 and 2011, respectively	$11,244	$25,095

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Notes to the Consolidated Financial Statements

Note 1 Organization and Basis of Presentation

Organization

Piper Jaffray Companies is the parent company of Piper Jaffray & Co. (“Piper Jaffray”), a securities broker dealer and investment banking firm; Piper Jaffray Ltd., a firm providing securities brokerage and mergers and acquisitions services in Europe headquartered in London, England; Advisory Research, Inc. (“ARI”) and Fiduciary Asset Management, LLC (“FAMCO”), entities providing asset management services to separately managed accounts, closed-end and open-end funds and partnerships; Piper Jaffray Investment Group, Inc., which consists of entities providing alternative asset management services; Piper Jaffray Financial Products Inc., Piper Jaffray Financial Products II Inc. and Piper Jaffray Financial Products III Inc., entities that facilitate derivative transactions; and other immaterial subsidiaries. Piper Jaffray Companies and its subsidiaries (collectively, the “Company”) operate in two reporting segments: Capital Markets and Asset Management. A summary of the activities of each of the Company’s business segments is as follows:

Capital Markets

The Capital Markets segment provides institutional sales, trading and research services and investment banking services. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Investment banking services include management of and participation in underwritings, merger and acquisition services and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Also, the Company generates revenue through strategic trading activities, which focus on proprietary investments in municipal bond securities and structured residential mortgages, and merchant banking activities, which involve proprietary debt or equity investments in late stage private companies. As certain of these efforts have matured and an investment process has been developed, the Company has created alternative asset management funds in order to invest firm capital as well as seek capital from outside investors. The Company has created three such funds, one in merchant banking and two in municipal securities. The Company receives management and performance fees for managing the funds.

As discussed in Note 4, the Company discontinued its Hong Kong capital markets business as of September 30, 2012.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries, and all other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders’ proportionate share of the equity in a municipal bond fund, merchant banking fund and private equity investment vehicles. All material intercompany balances have been eliminated.

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

Reclassification

In the second quarter of 2012, the Company reclassified the value of restricted stock forfeitures during the quarter from other income to a reduction of compensation and benefits expense within the consolidated statements of operations to be consistent with the reporting of forfeitures for the Piper Jaffray Companies Mutual Fund Restricted Share Investment Plan and to more accurately reflect compensation expense. Prior period amounts have been reclassified in the accompanying financial statements to conform to current period presentation. The reclassified amounts were $0.2 million and $3.4 million for the three and nine months ended September 30, 2011, respectively. This change had no effect on shareholders’ equity, net income or cash flows for any of the periods presented.

Note 2 Summary of Significant Accounting Policies

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a full description of the Company’s significant accounting policies.

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

Indefinite-Lived Intangible Assets

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” (“ASU 2012-02”) amending ASC 350. The amended guidance permits companies to first assess qualitative factors in determining whether the fair value of an indefinite-lived intangible asset is less than its carrying amount. ASU 2012-02 is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of ASU 2012-02 will not impact the Company's results of operations or financial position.

Note 4 Discontinued Operations

The Company's Hong Kong capital markets business has ceased operations as of September 30, 2012. In accordance with the provisions of FASB Accounting Standards Codification Topic 205-20, “Discontinued Operations,” the results from this business, previously reported in the Capital Markets segment, have been classified as discontinued operations for all periods presented.

The components of discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
(Dollars in thousands)
Net revenues	$2,674	$2,124	$6,625	$11,517

Restructuring expenses	11,057	—	11,057	—
Operating expenses	5,843	6,952	16,550	20,078
Total non-interest expenses	16,900	6,952	27,607	20,078

Loss from discontinued operations before income tax expense/(benefit)	(14,226)	(4,828)	(20,982)	(8,561)

Income tax expense/(benefit)	(21,029)	2,315	(20,969)	1,886

Income/(loss) from discontinued operations, net of tax	$6,803	$(7,143)	$(13)	$(10,447)

Note 5 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased were as follows:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$3,928	$29,233
Convertible securities	49,822	34,480
Fixed income securities	35,358	14,924
Municipal securities:
Taxable securities	137,711	231,999
Tax-exempt securities	457,866	209,317
Short-term securities	84,778	47,387
Asset-backed securities	96,728	61,830
U.S. government agency securities	240,380	118,387
U.S. government securities	11,854	8,266
Derivative contracts	36,839	41,758
	$1,155,264	$797,581

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$24,683	$33,737
Convertible securities	365	3,118
Fixed income securities	19,027	12,621
Municipal securities:
Tax-exempt securities	—	3,270
Short-term securities	—	145
Asset-backed securities	687	11,333
U.S. government agency securities	56,037	37,903
U.S. government securities	158,543	195,662
Derivative contracts	12,354	5,715
	$271,696	$303,504

At September 30, 2012 and December 31, 2011, financial instruments and other inventory positions owned in the amount of $734.1 million and $405.9 million, respectively, had been pledged as collateral for repurchase agreements, short-term financings and to the prime broker of the Company’s municipal bond funds.

Financial instruments and other inventory positions sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. The Company is obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected on the consolidated statements of financial condition. The Company economically hedges changes in the market value of its financial instruments and other inventory positions owned utilizing inventory positions sold, but not yet purchased, interest rate derivatives, credit default swap index contracts, futures and exchange-traded options.

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

The following table presents the total absolute notional contract amount associated with the Company’s outstanding derivative instruments:

(Dollars in thousands)		September 30,	December 31,
Transaction Type or Hedged Security	Derivative Category	2012	2011
Customer matched-book	Interest rate derivative contract	$5,605,359	$5,848,530
Trading securities	Interest rate derivative contract	326,250	99,750
Trading securities	Credit default swap index contract	208,650	188,000
		$6,140,259	$6,136,280

The Company’s interest rate derivative contracts, credit default swap index contracts and foreign currency forward contracts do not qualify for hedge accounting, therefore, unrealized gains and losses are recorded on the consolidated statements of operations. The following table presents the Company’s unrealized gains/(losses) on derivative instruments:

		Three Months Ended		Nine Months Ended
(Dollars in thousands)		September 30,		September 30,
Derivative Category	Operations Category	2012	2011	2012	2011
Interest rate derivative contract	Investment banking	$(440)	$238	$(2,045)	$(3,107)
Interest rate derivative contract	Institutional brokerage	(4,735)	(10,090)	(8,003)	(17,315)
Credit default swap index contract	Institutional brokerage	(1,782)	1,416	(1,422)	1,356
Foreign currency forward contract	Other operating expenses	—	—	—	59
		$(6,957)	$(8,436)	$(11,470)	$(19,007)

The gross fair market value of all derivative instruments and their location on the Company’s consolidated statements of financial condition prior to counterparty netting are shown below by asset or liability position (1):

		Asset Value at		Liability Value at
(Dollars in thousands)		September 30,		September 30,
Derivative Category	Financial Condition Location	2012	Financial Condition Location	2012
Interest rate derivative contract	Financial instruments and other inventory positions owned	$632,504	Financial instruments and other inventory positions sold, but not yet purchased	$616,904
Credit default swap index contract	Financial instruments and other inventory positions owned	2,536	Financial instruments and other inventory positions sold, but not yet purchased	3,342
		$635,040		$620,246

(1)	Amounts are disclosed at gross fair value in accordance with the requirement of FASB Accounting Standards Codification Topic 815, “Derivatives and Hedging” (“ASC 815”).

Derivatives are reported on a net basis by counterparty when a legal right of offset exists and on a net basis by cross product when applicable provisions are stated in master netting agreements. Cash collateral received or paid is netted on a counterparty basis, provided a legal right of offset exists.

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company’s financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company’s  derivative contracts are substantially collateralized by its counterparties, who  are major  financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the

Company to the credit risk of these counterparties. As of September 30, 2012, the Company had $34.4 million of uncollateralized credit exposure with these counterparties (notional contract amount of $204.0 million), including $18.9 million of uncollateralized credit exposure with one counterparty.

Note 6 Fair Value of Financial Instruments

Based on the nature of the Company’s business and its role as a “dealer” in the securities industry or as a manager of municipal funds, the fair values of its financial instruments are determined internally. The Company’s processes are designed to ensure that the fair values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, unobservable inputs are developed based on an evaluation of all relevant empirical market data, including prices evidenced by market transactions, interest rates, credit spreads, volatilities and correlations and other security-specific information. Valuation adjustments related to illiquidity or counterparty credit risk are also considered. In estimating fair value, the Company may utilize information provided by third-party pricing vendors to corroborate internally-developed fair value estimates.

The Company employs specific control processes to determine the reasonableness of the fair value of its financial instruments. The Company’s processes are designed to ensure that the internally estimated fair values are accurately recorded and that the data inputs and the valuation techniques used are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. Individuals outside of the trading departments perform independent pricing verification reviews as of each reporting date. The Company has established parameters which set forth when the fair value of securities are independently verified. The selection parameters are generally based upon the type of security, the level of estimation risk of a security, the materiality of the security to the Company’s financial statements, changes in fair value from period to period, and other specific facts and circumstances of the Company’s securities portfolio. In evaluating the initial internally-estimated fair values made by the Company’s traders, the nature and complexity of securities involved (e.g., term, coupon, collateral, and other key drivers of value), level of market activity for securities, and availability of market data are considered. The independent price verification procedures include, but are not limited to, analysis of trade data (both internal and external where available), corroboration to the valuation of positions with similar characteristics, risks and components, or comparison to an alternative pricing source, such as a discounted cash flow model. The Company’s valuation committee, comprised of members of senior management, provides oversight and overall responsibility for the internal control processes and procedures related to fair value measurements.

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

U.S. government agency securities – U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities and are categorized as Level II. Mortgage bonds include bonds secured by mortgages, mortgage pass-through securities, agency collateralized mortgage-obligation (“CMO”) securities and agency interest-only securities. Mortgage pass-through securities, CMO securities and interest-only securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore are generally categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields ranging from 60-115 basis points (“bps”) on spreads over U.S. treasury securities, or models based upon prepayment expectations ranging from 350-500 Public Securities Association (“PSA”) prepayment levels. These securities are categorized as Level II.

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

Investments

The Company’s investments valued at fair value include equity investments in private companies, investments in public companies and warrants of public or private companies. These investments are included in other assets on the consolidated statements of financial condition. Exchange traded direct equity investments in public companies and registered mutual funds are valued based on quoted prices on active markets and classified as Level I. Company-owned warrants, which have a cashless exercise option, are valued based upon the Black-Scholes option-pricing model and certain unobservable inputs. The Company applies a liquidity discount rate to its warrants in public and private companies. For warrants in private companies, valuation adjustments, based upon management’s judgment, are made to account for differences between the measured security and the stock volatility factors of comparable companies. Company-owned warrants are reported as Level III assets. Equity securities in private companies are valued based on an assessment of each underlying security, considering rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable company transactions, trading multiples and changes in market outlook, among other factors. These securities are generally categorized as Level III.

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking investments at inception to reflect economic events in earnings on a timely basis. At September 30, 2012, $15.9 million in merchant banking investments, included within other assets on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets. The gains from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were $2.3 million for the nine months ended September 30, 2012.

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level III financial instruments as of September 30, 2012:

	Valuation Technique	Unobservable Input	Range	Weighted Average
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	Discounted cash flow	Option adjusted spreads over the U.S. treasury securities curve (1)	3631 - 4326 bps	4111.0 bps
Municipal securities:
Tax-exempt securities	Discounted cash flow	Debt service coverage ratio (2)	11 - 68%	62.3%
Short-term securities	Discounted cash flow	Expected recovery rate (% of par) (2)	65%	65.0%
Asset-backed securities:
Collateralized by residential mortgages	Discounted cash flow	Credit default rates (3)	4 - 16%	8.3%
		Prepayment rates (4)	2 - 16%	9.6%
		Loss severity (3)	48 - 95%	78.9%
		Valuation yields (3)	6 - 9%	7.4%
Derivative contracts:
Interest rate locks	Discounted cash flow	Unamortized premium over the MMD curve (1)	8 - 31 bps	14.9 bps
Investments:
Warrants in public and private companies	Black-Scholes option pricing model	Liquidity discount rates (1)	30 - 40%	35.6%
Warrants in private companies	Black-Scholes option pricing model	Stock volatility factors of comparable companies (2)	35 - 133%	80.5%
Equity securities in private companies	Discounted cash flow/ Market approach	Revenue multiple (2)	2 - 4 times	3.3 times

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Unamortized premium over the MMD curve (1)	2 - 32 bps	13.2 bps
Sensitivity of the fair value to changes in unobservable inputs:

(1)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly lower/(higher) fair value measurement.

(2)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly higher/(lower) fair value measurement.

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

The following table summarizes the valuation of the Company’s financial instruments by pricing observability levels defined in ASC 820 as of September 30, 2012:

(Dollars in thousands)	Level I	Level II	Level III	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$1,099	$2,829	$—	$—	$3,928
Convertible securities	—	37,361	12,461	—	49,822
Fixed income securities	—	35,358	—	—	35,358
Municipal securities:
Taxable securities	—	137,711	—	—	137,711
Tax-exempt securities	—	456,340	1,526	—	457,866
Short-term securities	—	84,342	436	—	84,778
Asset-backed securities	—	1,258	95,470	—	96,728
U.S. government agency securities	—	240,380	—	—	240,380
U.S. government securities	11,854	—	—	—	11,854
Derivative contracts	—	634,400	640	(598,201)	36,839
Total financial instruments and other inventory positions owned:	12,953	1,629,979	110,533	(598,201)	1,155,264

Cash equivalents	12,577	—	—	—	12,577

Investments	5,670	—	33,629	—	39,299
Total assets	$31,200	$1,629,979	$144,162	$(598,201)	$1,207,140

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$24,683	$—	$—	$—	$24,683
Convertible securities	—	365	—	—	365
Fixed income securities	—	19,027	—	—	19,027
Asset-backed securities	—	687	—	—	687
U.S. government agency securities	—	56,037	—	—	56,037
U.S. government securities	158,543	—	—	—	158,543
Derivative contracts	—	608,008	12,238	(607,892)	12,354
Total financial instruments and other inventory positions sold, but not yet purchased:	$183,226	$684,124	$12,238	$(607,892)	$271,696

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

The following table summarizes the valuation of the Company’s financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2011:

(Dollars in thousands)	Level I	Level II	Level III	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$25,039	$4,194	$—	$—	$29,233
Convertible securities	—	34,480	—	—	34,480
Fixed income securities	—	12,109	2,815	—	14,924
Municipal securities:
Taxable securities	—	231,999	—	—	231,999
Tax-exempt securities	—	206,182	3,135	—	209,317
Short-term securities	—	47,212	175	—	47,387
Asset-backed securities	—	8,742	53,088	—	61,830
U.S. government agency securities	—	118,387	—	—	118,387
U.S. government securities	8,266	—	—	—	8,266
Derivative contracts	—	628,121	—	(586,363)	41,758
Total financial instruments and other inventory positions owned:	33,305	1,291,426	59,213	(586,363)	797,581

Cash equivalents	65,690	—	—	—	65,690

Investments	5,159	—	21,341	—	26,500
Total assets	$104,154	$1,291,426	$80,554	$(586,363)	$889,771

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$33,495	$242	$—	$—	$33,737
Convertible securities	—	1,947	1,171	—	3,118
Fixed income securities	—	11,721	900	—	12,621
Municipal securities:
Tax-exempt securities	—	3,270	—	—	3,270
Short-term securities	—	145	—	—	145
Asset-backed securities	—	11,333	—	—	11,333
U.S. government agency securities	—	37,903	—	—	37,903
U.S. government securities	195,662	—	—	—	195,662
Derivative contracts	—	599,627	3,594	(597,506)	5,715
Total financial instruments and other inventory positions sold, but not yet purchased:	$229,157	$666,188	$5,665	$(597,506)	$303,504

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

The Company’s Level III assets were $144.2 million and $80.6 million, or 11.9 percent and 9.1 percent of financial instruments measured at fair value at September 30, 2012 and December 31, 2011, respectively. Transfers between levels are recognized at the beginning of the reporting period. There were no significant transfers between Level I, Level II or Level III for the three months ended September 30, 2012.

There were $3.5 million of transfers of financial assets from Level II to Level III during the nine months ended September 30, 2012 related to convertible securities, fixed income securities, and tax-exempt securities for which no recent trade activity was observed and valuation inputs became unobservable. There were $4.5 million of transfers of financial assets from Level III to Level II during the nine months ended September 30, 2012 related to fixed income securities and investments for which market trades were observed that provided transparency into the valuation of these assets. There were $1.2 million of transfers of financial liabilities from Level III to Level II during the nine months ended September 30, 2012 related to convertible securities for which market trades were observed that provided transparency into the valuation of these liabilities. There were no other transfers between Level I, Level II or Level III for the nine months ended September 30, 2012.

The following tables summarize the changes in fair value associated with Level III financial instruments during the three months ended September 30, 2012 and 2011:

(Dollars in thousands)	Balance at June 30, 2012	Purchases	Sales	Transfers in	Transfers out	Realized gains/ (losses) (1)	Unrealized gains/ (losses) (1)	Balance at September 30, 2012
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$3,681	$27,142	$(21,249)	$—	$—	$2,051	$836	$12,461
Municipal securities:
Tax-exempt securities	2,373	20	(1,102)	266	—	(584)	553	1,526
Short-term securities	394	—	—	—	—	—	42	436
Asset-backed securities	89,871	107,239	(122,943)	—	—	18,117	3,186	95,470
Derivative contracts	216	—	(975)	—	—	975	424	640
Total financial instruments and other inventory positions owned:	96,535	134,401	(146,269)	266	—	20,559	5,041	110,533

Investments	19,864	14,000	—	—	(266)	—	31	33,629
Total assets	$116,399	$148,401	$(146,269)	$266	$(266)	$20,559	$5,072	$144,162

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	7,079	(9,438)	54	—	—	9,384	5,159	12,238
Total financial instruments and other inventory positions sold, but not yet purchased:	$7,079	$(9,438)	$54	$—	$—	$9,384	$5,159	$12,238

(Dollars in thousands)	Balance at June 30, 2011	Purchases	Sales	Transfers in	Transfers out	Realized gains/ (losses) (1)	Unrealized gains/ (losses) (1)	Balance at September 30, 2011
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	3,603	21,138	(15,948)	2,316	(3,603)	(230)	(1,597)	5,679
Fixed income securities	459	657	(498)	3,003	—	(4)	112	3,729
Municipal securities:
Tax-exempt securities	4,193	13,799	(10,311)	—	—	40	(27)	7,694
Short-term securities	175	—	—	—	—	—	—	175
Asset-backed securities	35,205	69,624	(39,342)	3,595	(2,012)	(144)	274	67,200
U.S. government agency securities	—	121	(48)	—	—	—	(1)	72
Derivative contracts	935	935	—	—	—	(935)	208	1,143
Total financial instruments and other inventory positions owned:	44,570	106,274	(66,147)	8,914	(5,615)	(1,273)	(1,031)	85,692

Investments	20,648	5,866	—	—	(4,725)	—	169	21,958
Total assets	$65,218	$112,140	$(66,147)	$8,914	$(10,340)	$(1,273)	$(862)	$107,650

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Fixed income securities	3,278	(4,727)	3,986	—	—	(31)	(39)	2,467
Asset-backed securities	—	(1,982)	35	3,643	—	(62)	(27)	1,607
Derivative contracts	4,385	(2,185)	—	—	—	2,185	10,297	14,682
Total financial instruments and other inventory positions sold, but not yet purchased:	$7,663	$(8,894)	$4,021	$3,643	$—	$2,092	$10,231	$18,756

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

The following tables summarize the changes in fair value associated with Level III financial instruments during the nine months ended September 30, 2012 and 2011:

(Dollars in thousands)	Balance at December 31, 2011	Purchases	Sales	Transfers in	Transfers out	Realized gains/ (losses) (1)	Unrealized gains/ (losses) (1)	Balance at September 30, 2012
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$—	$30,272	$(23,400)	$2,960	$—	$2,010	$619	$12,461
Fixed income securities	2,815	38,433	(37,149)	226	(4,263)	49	(111)	—
Municipal securities:
Tax-exempt securities	3,135	1,570	(2,997)	266	—	(1,156)	708	1,526
Short-term securities	175	3,075	(1,755)	—	—	(945)	(114)	436
Asset-backed securities	53,088	279,014	(262,383)	—	—	19,713	6,038	95,470
Derivative contracts	—	—	(3,264)	—	—	3,264	640	640
Total financial instruments and other inventory positions owned:	59,213	352,364	(330,948)	3,452	(4,263)	22,935	7,780	110,533

Investments	21,341	14,000	(3)	—	(266)	3	(1,446)	33,629
Total assets	$80,554	$366,364	$(330,951)	$3,452	$(4,529)	$22,938	$6,334	$144,162

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Convertible securities	$1,171	$—	$—	$—	$(1,171)	$—	$—	$—
Fixed income securities	900	(897)	—	—	—	(49)	46	—
Derivative contracts	3,594	(18,858)	1,434	—	—	17,424	8,644	12,238
Total financial instruments and other inventory positions sold, but not yet purchased:	$5,665	$(19,755)	$1,434	$—	$(1,171)	$17,375	$8,690	$12,238

(Dollars in thousands)	Balance at December 31, 2010	Purchases	Sales	Transfers in	Transfers out	Realized gains/ (losses) (1)	Unrealized gains/ (losses) (1)	Balance at September 30, 2011
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$1,340	$—	$(1,467)	$—	$—	$127	$—	$—
Convertible securities	2,885	101,985	(97,622)	2,550	(2,885)	729	(1,963)	5,679
Fixed income securities	6,268	24,435	(27,437)	198	—	113	152	3,729
Municipal securities:
Tax-exempt securities	6,118	13,799	(15,934)	3,791	—	47	(127)	7,694
Short-term securities	125	50	—	—	—	—	—	175
Asset-backed securities	45,170	128,641	(106,609)	—	—	3	(5)	67,200
U.S. government agency securities	—	121	(48)	—	—	—	(1)	72
Derivative contracts	4,665	2,141	(2,363)	—	—	222	(3,522)	1,143
Total financial instruments and other inventory positions owned:	66,571	271,172	(251,480)	6,539	(2,885)	1,241	(5,466)	85,692

Investments	9,682	14,421	(688)	—	(4,536)	688	2,391	21,958
Total assets	$76,253	$285,593	$(252,168)	$6,539	$(7,421)	$1,929	$(3,075)	$107,650

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Convertible securities	$1,777	$—	$—	$—	$(1,777)	$—	$—	$—
Fixed income securities	2,323	(2,581)	4,613	—	(1,838)	(21)	(29)	2,467
Asset-backed securities	2,115	(4,925)	841	3,643	—	19	(86)	1,607
Derivative contracts	339	(1,482)	—	—	—	1,482	14,343	14,682
Total financial instruments and other inventory positions sold, but not yet purchased:	$6,554	$(8,988)	$5,454	$3,643	$(3,615)	$1,480	$14,228	$18,756

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

Note 7 Variable Interest Entities

In the normal course of business, the Company periodically creates or transacts with entities that are investment vehicles organized as partnerships or limited liability companies. These entities were established for the purpose of investing in securities of public or private companies, or municipal debt obligations and were initially financed through the capital commitments of the members. The Company has investments in and/or acts as the managing partner of these entities. In certain instances, the Company provides management and investment advisory services for which it earns fees generally based upon the market value of assets under management and may include incentive fees based upon performance. At September 30, 2012, the Company’s aggregate investment in these investment vehicles totaled $91.0 million and is recorded in other assets on the consolidated statements of financial condition. The Company’s remaining capital commitments to these entities was $46.4 million at September 30, 2012.

Variable interest entities (“VIEs”) are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities. The determination as to whether an entity is a VIE is based on the amount and nature of the members’ equity investment in the entity. The Company also considers other characteristics such as the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance. For those entities that meet the deferral provisions defined by FASB ASU No. 2010-10, “Consolidation: Amendments for Certain Investment Funds,” (“ASU 2010-10”), the Company considers characteristics such as the ability to influence the decision making about the entity’s activities and how the entity is financed. The Company has identified certain of the entities described above as VIEs. These VIEs had net assets approximating $0.9 billion at September 30, 2012. The Company’s exposure to loss from these VIEs is $6.6 million, which is the carrying value of its capital contributions recorded in other assets on the consolidated statements of financial condition at September 30, 2012. The Company had no liabilities related to these VIEs at September 30, 2012.

The Company is required to consolidate all VIEs for which it is considered to be the primary beneficiary. The determination as to whether the Company is considered to be the primary beneficiary is based on whether the Company has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For those entities that meet the deferral provisions defined by ASU 2010-10, the determination as to whether the Company is considered to be the primary beneficiary is based on whether the Company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The Company determined it is not the primary beneficiary of these VIEs and accordingly does not consolidate them. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of September 30, 2012.

Note 8 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers and clearing organizations included:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Receivable arising from unsettled securities transactions	$80,818	$279
Deposits paid for securities borrowed	35,327	46,298
Receivable from clearing organizations	4,380	20,453
Deposits with clearing organizations	30,251	31,061
Securities failed to deliver	9,152	23,140
Other	9,527	3,430
	$169,455	$124,661

Amounts payable to brokers, dealers and clearing organizations included:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Payable arising from unsettled securities transactions, net	$119,089	$29,005
Payable to clearing organizations	15,435	3,064
Securities failed to receive	8,837	1,402
Other	7,941	1,965
	$151,302	$35,436

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

In the normal course of business, the Company obtains securities purchased under agreements to resell, securities borrowed and margin agreements on terms that permit it to repledge or resell the securities to others. The Company obtained securities with a fair value of approximately $129.5 million and $221.9 million at September 30, 2012 and December 31, 2011, respectively, of which $116.3 million and $196.9 million, respectively, had been pledged or otherwise transferred to satisfy its commitments under financial instruments and other inventory positions sold, but not yet purchased.

The following is a summary of the Company’s securities sold under agreements to repurchase (“Repurchase Liabilities”), the fair market value of related collateral pledged and the interest rate charged by the Company’s counterparty, which is based on LIBOR plus an applicable margin, as of September 30, 2012:

(Dollars in thousands)	Repurchase Liabilities	Fair Market Value	Interest Rate
Term over 90 day maturities:
Municipal securities:
Tax-exempt securities	$42,601	$51,084	1.90%
Short-term securities	7,399	8,879	1.90%
	$50,000	$59,963

Note 10 Other Assets

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

(Dollars in thousands)	September 30, 2012	December 31, 2011
Net deferred income tax assets	$39,024	$45,080
Investments at fair value	39,299	26,500
Investments at cost	26,739	25,672
Investments accounted for under the equity method	18,553	16,157
Income tax receivables	8,496	—
Prepaid expenses	4,651	6,036
Other	1,223	1,858
Total other assets	$137,985	$121,303

Management regularly reviews the Company’s investments in private company debt and has concluded that no valuation allowance is needed as it is probable that all contractual principal and interest will be collected.

At September 30, 2012, the estimated fair market value of investments carried at cost totaled $40.7 million. The estimated fair value of investments was measured using discounted cash flow models that utilize market data for comparable companies (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA")). As valuation adjustments, based upon management’s judgment, were made to account for differences between the measured security and comparable securities, these investments would be categorized as Level III in the fair value hierarchy.

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

Note 11 Goodwill and Intangible Assets

The following table presents the changes in the carrying value of goodwill and intangible assets for the nine months ended September 30, 2012:

Asset
(Dollars in thousands)	Management
Goodwill
Balance at December 31, 2011	$202,352
Goodwill acquired	—
Impairment charge	—
Balance at September 30, 2012	$202,352

Intangible assets
Balance at December 31, 2011	$51,304
Amortization of intangible assets	(5,751)
Balance at September 30, 2012	$45,553

Note 12 Short-Term Financing

The following is a summary of short-term financing and the weighted average interest rate on borrowings:

	Outstanding Balance		Weighted Average Interest Rate as of
(Dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Prime broker arrangement	$152,763	$2,526	0.96%	1.05%
Commercial paper (secured)	293,709	166,175	1.92%	1.37%
Total short-term financing	$446,472	$168,701

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

The Company’s committed short-term bank line financing at September 30, 2012 consisted of a $250 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2011. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain a minimum net capital of $130 million, and the unpaid principal amount of all advances under this facility will be due on December 28, 2012. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At September 30, 2012, the Company had no advances against this line of credit.

The Company’s uncommitted secured lines at September 30, 2012 totaled $175 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company’s uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. At September 30, 2012, the Company had no advances against these lines of credit. In addition, the Company has established an arrangement to obtain financing by another broker dealer at the end of each business day related specifically to its convertible inventory.

The Company has established an arrangement to obtain financing with a prime broker related to its municipal bond funds. Financing under this arrangement is secured by certain securities, primarily municipal securities, and collateral limitations could reduce the amount of funding available under this arrangement. The funding is at the discretion of the prime broker.

The Company issues secured commercial paper to fund a portion of its securities inventory. The secured commercial paper notes (“CP Notes”) are secured by the Company’s securities inventory with maturities on the CP Notes ranging from 27 days to 270 days from the date of issuance. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin.

Note 13 Bank Syndicated Financing

The following is a summary of bank syndicated financing and the weighted average interest rate on borrowings:

	Outstanding Balance		Weighted Average Interest Rate as of
(Dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Term loan	$58,488	$90,000	2.97%	3.05%
Revolving credit facility	25,000	25,000	2.97%	3.05%
Total bank syndicated financing	$83,488	$115,000

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

(Dollars in thousands)
Remainder of 2012	$5,131
Due in 2013	53,357
$58,488

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

The Company’s Credit Agreement is recorded at amortized cost. As of September 30, 2012, the carrying value of the Credit Agreement approximates fair value.

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

The Credit Agreement includes covenants that, among other things, limit the Company’s leverage ratio, require maintenance of certain levels of cash and regulatory net capital, require the Company’s asset management segment to achieve minimum EBITDA, and impose certain limitations on the Company’s ability to make acquisitions and to repurchase or declare dividends on its capital stock. The Credit Agreement limits annual share repurchases to the amount of new equity granted during that fiscal year. The agreement was amended in 2012 to allow for an additional $25 million in shares to be repurchased in 2012. The Company completed its share repurchasing activity under this amended provision in the second quarter of 2012. With respect to the net capital covenant, the Company’s U.S. broker dealer subsidiary is required to maintain minimum net capital of $135 million. At September 30, 2012, the Company was in compliance with all covenants.

Note 14 Contingencies and Commitments

Legal Contingencies

The Company has been named as a defendant in various legal actions, including complaints and litigation and arbitration claims, arising from its business activities. Such actions include claims related to securities brokerage and investment banking activities, and certain class actions that primarily allege violations of securities laws and seek unspecified damages, which could be substantial. Also, the Company is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations ("SROs") which could result in adverse judgments, settlement, penalties, fines or other relief.

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

The Company has a contingency as to which management of the Company believes that a material loss is reasonably possible. The U.S. Department of Justice Antitrust Division, the SEC and various state attorneys general are conducting broad investigations of numerous firms, including the Company, for possible antitrust and securities violations in connection with the bidding or sale of guaranteed investment contracts and derivatives to municipal issuers from the early 1990s to date. These investigations commenced in November 2006. In addition, several class action complaints have been brought on behalf of a proposed class of government entities that purchased municipal derivatives. The complaints allege antitrust violations and are pending in the U.S. District Court for the Southern District of New York under the multi-district litigation rules. Several California municipalities also have brought separate class action complaints in California federal court, and approximately 18 California municipalities have filed individual lawsuits that are not part of class actions, all of which have been transferred to the Southern District of New York and consolidated for pretrial purposes. No loss contingency has been reflected in the Company’s consolidated financial statements as this contingency is neither probable nor reasonably estimable at this time. Management is currently unable to estimate a range of reasonably possible loss for these matters because alleged damages have not been specified, the proceedings remain in the early stages, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual issues to be resolved.

Operating Lease Commitments

The Company leases office space throughout the United States and in a limited number of foreign countries where the Company’s international operations reside. Aggregate minimum lease commitments under operating leases as of September 30, 2012 are as follows:

(Dollars in thousands)
Remainder of 2012	$3,307
2013	12,523
2014	9,939
2015	8,683
2016	8,865
Thereafter	42,151
$85,468

Note 15 Restructuring

In the second quarter of 2012, the Company implemented certain expense reduction measures to better align its cost infrastructure with its revenues. During the nine months ended September 30, 2012, the Company incurred a pre-tax restructuring-related charge of $3.6 million. The charge resulted from severance benefits of $2.4 million and from the reduction of leased office space of $1.2 million.

Note 16 Shareholders’ Equity

Share Repurchases

In the third quarter of 2010, the Company’s board of directors authorized the repurchase of up to $75.0 million in common shares through September 30, 2012. During the nine months ended September 30, 2012, the Company repurchased 1,488,881 shares of the Company’s common stock at an average price of $22.48 per share for an aggregate purchase price of $33.5 million related to this authorization. This share repurchase authorization has expired as of September 30, 2012. The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the nine months ended September 30, 2012, the Company purchased 383,694 shares or $9.0 million of the Company’s common stock for this purpose.

The Company’s three-year bank syndicated credit facility includes a covenant that limits the annual amount of shares the Company can repurchase to the amount of equity granted in conjunction with the Company’s annual equity compensation awards. The bank syndicated credit facility also allowed for an additional $25 million in shares to be repurchased in 2012. The Company had completed its repurchasing activity under these provisions in the second quarter of 2012.

In the third quarter of 2012, the Company's board of directors authorized the repurchase of up to $100.0 million in common shares through September 30, 2014. This share repurchase authorization became effective on October 1, 2012.

Issuance of Shares

During the nine months ended September 30, 2012, the Company issued 165,241 common shares out of treasury stock in fulfillment of $3.8 million in obligations under the Piper Jaffray Companies Retirement Plan and issued 797,296 common shares out of treasury stock as a result of employee vesting and exercise transactions. During the nine months ended September 30, 2011, the Company issued 90,085 common shares out of treasury stock in fulfillment of $3.8 million in obligations under the Piper Jaffray Companies Retirement Plan and issued 1,155,411 common shares out of treasury stock as a result of employee vesting and exercise transactions.

Note 17 Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders’ proportionate share of the equity in a municipal bond fund of $33.6 million and private equity investment vehicles aggregating $12.4 million as of September 30, 2012.

Ownership interests in entities held by parties other than the Company’s common shareholders are presented as noncontrolling interests within shareholders’ equity, separate from the Company’s own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company’s common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the nine months ended September 30, 2012.

The following table summarizes the changes in common shareholders’ equity attributable to the Company and equity attributable to noncontrolling interests for the nine months ended September 30, 2012:

(Dollars in thousands)	Common Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
Balance at December 31, 2011	$718,391	$32,209	$750,600
Net income	29,444	2,671	32,115
Amortization/issuance of restricted stock	15,111	—	15,111
Other comprehensive income	131	—	131
Repurchase of common stock through share repurchase program	(33,468)	—	(33,468)
Repurchase of common stock for employee tax withholding	(9,046)	—	(9,046)
Issuance of treasury shares for 401k match	3,814	—	3,814
Shares reserved to meet deferred compensation obligations	239	—	239
Fund capital contributions	—	11,084	11,084
Fund capital withdrawals	—	(4)	(4)
Balance at September 30, 2012	$724,616	$45,960	$770,576

Note 18 Compensation Plans

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

The following table provides a summary of the Company’s outstanding equity awards (in shares or units) as of September 30, 2012:

Incentive Plan
Restricted Stock Shares
Annual grants	1,353,633
Sign-on grants	327,669
Retention grants	45,032
Performance grants	265,651
1,991,985
Inducement Plan
Restricted Stock Shares	87,459

Total restricted stock shares related to compensation	2,079,444

ARI deal consideration (1)	440,915

Total restricted stock shares outstanding	2,520,359

Incentive Plan
Restricted Stock Units
Leadership grants	198,024

Incentive Plan
Stock options outstanding	499,253

(1)	The Company issued restricted stock as part of deal consideration for ARI.

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company’s employees and directors for up to 7.0 million shares of common stock (1.3 million shares remain available for future issuance under the Incentive Plan). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.

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

The Company’s Annual Grants are made each year in February. Prior to 2011, Annual Grants had three-year cliff vesting periods. Beginning in 2011, Annual Grants vest ratably over three years in equal installments. The Annual Grants provide for continued vesting after termination of employment, so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreements entered into upon termination. The Company determined the service inception date precedes the grant date for the Annual Grants, and that the post-termination restrictions do not meet the criteria for an in-substance service condition, as defined by FASB Accounting Standards Codification Topic 718, “Compensation – Stock Compensation” (“ASC 718”). Accordingly, restricted stock granted as part of the Annual Grants is expensed in the one-year period in which those awards are deemed to be earned, which is generally the calendar year preceding the February grant date. For example, the Company recognized compensation expense during fiscal 2011 for its February 2012 Annual Grant. If an equity award related to the Annual Grants is forfeited as a result of violating the post-termination restrictions, the lower of the fair value of the award at grant date or the fair value of the award at the date of forfeiture is recorded within the consolidated statements of operations as a reversal of compensation expense. The Company recorded $0.2 million of forfeitures through compensation and benefits expense for the three months ended September 30, 2012 and 2011, respectively, and $1.5 million and $3.4 million for the nine months ended September 30, 2012 and 2011, respectively.

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

Performance-based restricted stock awards granted in 2008 and 2009 cliff vest upon meeting a specific performance-based metric prior to May 2013. Performance Grants are amortized on a straight-line basis over the period the Company expects the performance target to be met. The performance condition must be met for the awards to vest and total compensation cost will be recognized only if the performance condition is satisfied. The probability that the performance conditions will be achieved and that the awards will vest is reevaluated each reporting period with changes in actual or estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. In 2010, the Company deemed it improbable that the performance condition related to the Performance Grants would be met. As a result, the Company recorded a $6.6 million cumulative effect compensation expense reversal in the third quarter of 2010. As of September 30, 2012, management continues to believe it is improbable that the performance condition will be met prior to the expiration of the award.

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

Up to 50 percent of the award can be earned based on the Company’s total shareholder return relative to members of a predetermined peer group and up to 50 percent of the award can be earned based on the Company’s total shareholder return. The fair value of the award on the grant date was determined using a Monte Carlo simulation, which assumed a risk-free interest rate of 0.38 percent and expected stock price volatility of 47.6 percent. Because a portion of the award vesting depends on the Company’s total shareholder return relative to a peer group, the valuation modeled the performance of the peer group as well as the correlation between the Company and the peer group. The expected stock price volatility assumptions were determined using historical volatility as correlation coefficients can only be developed through historical volatility. The risk-free interest rate was determined based on three-year U.S. Treasury bond yields.

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

Stock-Based Compensation Activity

The Company recorded total compensation expense of $9.2 million and $5.5 million for the three months ended September 30, 2012 and 2011, respectively, and $15.4 million and $23.9 million for the nine months ended September 30, 2012 and 2011, respectively, related to employee restricted stock and restricted stock unit awards. Total compensation cost includes year-end compensation for Annual Grants and the amortization of Sign-on, Retention and Leadership Grants, less forfeitures and clawbacks. The tax benefit related to stock-based compensation costs totaled $3.6 million and $2.1 million for the three months ended September 30, 2012 and 2011, respectively, and $6.0 million and $9.3 million for the nine months ended September 30, 2012 and 2011, respectively.

The following table summarizes the changes in the Company’s unvested restricted stock (including the unvested restricted stock issued as part of the deal consideration for ARI) under the Incentive Plan and Inducement Plan for the nine months ended September 30, 2012:

	Unvested Restricted Stock	Weighted Average Grant Date Fair Value
December 31, 2011	3,152,001	$38.79
Granted	635,136	22.89
Vested	(1,164,618)	33.23
Cancelled	(102,160)	38.23
September 30, 2012	2,520,359	$37.37

The following summarizes the changes in the Company’s unvested restricted stock units under the Incentive Plan for the nine months ended September 30, 2012:

	Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value
December 31, 2011	—	$—
Granted	214,526	12.12
Vested	—	—
Cancelled	(16,502)	12.12
September 30, 2012	198,024	$12.12

As of September 30, 2012, there was $10.8 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.04 years.

The following table summarizes the changes in the Company’s outstanding stock options for the nine months ended September 30, 2012:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
December 31, 2011	502,623	$44.71	3.9	$—
Granted	—	—
Exercised	—	—
Cancelled	(3,370)	41.48
September 30, 2012	499,253	$44.73	3.1	$—

Options exercisable at September 30, 2012	499,253	$44.73	3.1	$—

As of September 30, 2012, there was no unrecognized compensation cost related to stock options expected to be recognized over future years.

Cash received from option exercises and the resulting tax benefit realized for the tax deductions from option exercises were immaterial for the nine months ended September 30, 2012 and 2011, respectively.

Deferred Compensation Plans

The Company established a deferred compensation plan in 2012, which allows eligible employees to elect to receive a portion of the incentive compensation they would otherwise receive in the form of restricted stock or other equity, instead in restricted mutual fund shares (“MFRS Awards”) of funds managed by affiliates of the Company. MFRS Awards are awarded to qualifying employees in February of each year, and represent a portion of their compensation for performance in the preceding year similar to the Company's Annual Grants. MFRS Awards vest ratably over three years in equal installments and provide for continued vesting after termination of employment so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreement entered into upon termination.

A deferred compensation plan also entitles certain employees to subscribe to a limited partnership interest (“Limited Partnership Interest Awards”) in an alternative asset management fund managed by the Company instead of receiving that portion of their incentive compensation in the form of restricted stock or other equity. The Limited Partnership Interest Awards are awarded to eligible employees in March of each year, and represent a portion of their compensation for performance in the preceding year similar to the Company's Annual Grants and MFRS Awards. The vesting terms and conditions of the Limited Partnership Interest Awards are the same as the Company's MFRS Awards.

Forfeitures of awards under the deferred compensation plans are recorded as a reduction of compensation and benefits expense within the consolidated statements of operations.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Amounts in thousands, except per share data)	2012	2011		2012	2011
Income from continuing operations applicable to Piper Jaffray Companies	$12,861	$3,560		$29,457	$24,791
Income/(loss) from discontinued operations, net of tax	6,803	(7,143)		(13)	(10,447)
Net income/(loss) applicable to Piper Jaffray Companies	19,664	(3,583)		29,444	14,344
Earnings allocated to participating securities (1)	(2,824)	—		(4,293)	(2,696)
Net income/(loss) applicable to Piper Jaffray Companies’ common shareholders (2)	$16,840	$(3,583)		$25,151	$11,648

Shares for basic and diluted calculations:
Average shares used in basic computation	15,210	15,889		15,736	15,638
Stock options	—	—		—	17
Restricted stock	—	2,730		—	—
Average shares used in diluted computation	15,210	18,619	(3)	15,736	15,655

Earnings/(loss) per basic common share:
Income from continuing operations	$0.72	$0.22		$1.60	$1.29
Income/(loss) from discontinued operations	0.38	(0.45)		—	(0.54)
Earnings/(loss) per basic common share	$1.11	$(0.23)		$1.60	$0.74

Earnins/(loss) per diluted common share:
Income from continuing operations	$0.72	$0.22		$1.60	$1.29
Income/(loss) from discontinued operations	0.38	(0.45)		—	(0.54)
Earnings/(loss) per diluted common share	$1.11	$(0.23)	(3)	$1.60	$0.74

(1)
Represents the allocation of earnings to participating securities. Losses are not allocated to participating securities. Participating securities include all of the Company’s unvested restricted shares. The weighted average participating shares outstanding were 2,550,888 and 3,326,973 for the three months ended September 30, 2012 and 2011, respectively, and 2,686,255 and 3,624,463 for the nine months ended September 30, 2012 and 2011, respectively.

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

(3)	Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss in incurred.
The anti-dilutive effects from stock options were immaterial for the periods ended September 30, 2012 and 2011.

Note 20 Segment Reporting

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

Segment pre-tax operating income and segment pre-tax operating margin exclude the results of discontinued operations.

Reportable segment financial results from continuing operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Capital Markets
Investment banking
Financing
Equities	$18,781	$6,569	$55,141	$58,682
Debt	16,573	11,105	53,598	39,354
Advisory services	16,317	26,951	41,670	55,763
Total investment banking	51,671	44,625	150,409	153,799

Institutional sales and trading
Equities	17,927	22,020	55,589	66,028
Fixed income	46,690	13,681	95,773	65,920
Total institutional sales and trading	64,617	35,701	151,362	131,948

Other income/(loss)	(1,039)	1,072	(2,141)	5,953

Net revenues	115,249	81,398	299,630	291,700

Operating expenses	94,671	77,694	266,529	264,599

Segment pre-tax operating income	$20,578	$3,704	$33,101	$27,101

Segment pre-tax operating margin	17.9%	4.6%	11.0%	9.3%

Asset Management
Management and performance fees
Management fees	$17,252	$15,149	$51,441	$50,946
Performance fees	22	—	664	1,746
Total management and performance fees	17,274	15,149	52,105	52,692

Other income/(loss)	434	(690)	534	(375)

Net revenues	17,708	14,459	52,639	52,317

Operating expenses (1)	15,572	13,035	42,247	41,889

Segment pre-tax operating income	$2,136	$1,424	$10,392	$10,428

Segment pre-tax operating margin	12.1%	9.8%	19.7%	19.9%

Total

Net revenues	$132,957	$95,857	$352,269	$344,017

Operating expenses (1)	110,243	90,729	308,776	306,488

Total segment pre-tax operating income	$22,714	$5,128	$43,493	$37,529

Pre-tax operating margin	17.1%	5.3%	12.3%	10.9%

(1)
Operating expenses include intangible asset amortization expense of $1.9 million and $2.1 million for the three months ended September 30, 2012 and 2011, respectively, and $5.8 million and $6.2 million for the nine months ended September 30, 2012 and 2011, respectively.

Geographic Areas

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are conducted through European and Asian locations. Net revenues disclosed in the following table reflect the regional view, with financing revenues allocated to geographic locations based upon the location of the capital market, advisory revenues allocated based upon the location of the investment banking team and net institutional sales and trading revenues allocated based upon the location of the client. Net revenues exclude the results of the Company's Asian locations, which are reported as discontinued operations for all periods presented. Asset management revenues are allocated to the U.S. based upon the geographic location of the Company’s asset management team.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Net revenues:
United States	$130,032	$92,083	$343,955	$327,412
Europe	2,925	3,774	8,314	16,605
Consolidated	$132,957	$95,857	$352,269	$344,017

Long-lived assets are allocated to geographic locations based upon the location of the asset. The following table presents long-lived assets by geographic region:

	September 30,	December 31,
(Dollars in thousands)	2012	2011
Long-lived assets:
United States	$301,834	$317,187
Asia	—	2,055
Europe	1,746	1,287
Consolidated	$303,580	$320,529

Note 21 Net Capital Requirements and Other Regulatory Matters

Piper Jaffray is registered as a securities broker dealer with the SEC and is a member of various SROs and securities exchanges. The Financial Industry Regulatory Authority (“FINRA”) serves as Piper Jaffray’s primary SRO. Piper Jaffray is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. Piper Jaffray has elected to use the alternative method permitted by the SEC rule, which requires that it maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as such term is defined in the SEC rule. Under its rules, FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated debt, dividend payments and other equity withdrawals by Piper Jaffray are subject to certain notification and other provisions of SEC and FINRA rules. In addition, Piper Jaffray is subject to certain notification requirements related to withdrawals of excess net capital.

At September 30, 2012, net capital calculated under the SEC rule was $170.6 million, and exceeded the minimum net capital required under the SEC rule by $169.6 million.

The Company’s short-term committed credit facility of $250 million includes a covenant requiring Piper Jaffray to maintain minimum net capital of $130 million. In addition, the Company’s three-year bank syndicated credit facility includes a similar covenant, requiring minimum net capital of $135 million.

Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the U.K. Financial Services Authority (“FSA”). As of September 30, 2012, Piper Jaffray Ltd. was in compliance with the capital requirements of the FSA.

Note 22 Income Taxes

The Company's effective income tax rate from continuing operations for the three months ended September 30, 2012 was 40.5 percent, compared to 26.5 percent for the three months ended September 30, 2011. The provision for income taxes for the three months ended September 30, 2011 was reduced by a $1.1 million partial reversal of the U.K. subsidiary's deferred tax asset valuation allowance.

The Company’s effective income tax rate from continuing operations for the nine months ended September 30, 2012 was 26.1 percent, compared to 31.7 percent for the nine months ended September 30, 2011. The provision for income taxes for the nine months ended September 30, 2012 was low compared to pre-tax income from continuing operations due to the reversal of a previously accrued uncertain state income tax position of $7.1 million, net of federal income tax, related to the completion of a state tax audit examination in the second quarter of 2012. This reversal was offset in part by accrued income tax expense on operating profits generated from the Company’s U.S. entities and a $4.0 million write-off of deferred tax assets related to equity grants that were forfeited or vested at share prices lower than the grant date share prices in the first nine months of 2012.

The Company accounts for unrecognized tax benefits in accordance with the provisions of FASB Accounting Standards Codification Topic 740, “Income Taxes,” (“ASC 740”) which requires tax reserves to be recorded for uncertain tax positions on the consolidated statements of financial condition. The following table presents the changes in the amount of unrecognized tax benefits for the nine months ended September 30, 2012:

(Dollars in thousands)
Balance at December 31, 2011	$8,915
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(8,463)
Settlements	—
Balance at September 30, 2012	$452

The Company reversed $8.5 million of its $8.9 million balance for unrecognized tax benefits. In addition, the Company reversed $2.4 million of accrued interest related to this position. In aggregate, the Company recorded a $7.1 million credit to income tax expense, net of federal income tax, referenced above.

Income tax expense/(benefit) from discontinued operations was a benefit of $21.0 million and $2.3 million of expense for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, income tax expense/(benefit) from discontinued operations was a benefit of $21.0 million and $1.9 million of expense, respectively. The Company's 2012 income tax benefit from discontinued operations is due to U.S. tax deductions for the Company's realized losses on the investment in its Hong Kong subsidiaries. The tax benefit was the excess of the tax basis of the Company's investment in the subsidiaries over the financial statement carrying amount (the deductible outside basis difference). The Company recorded the tax benefit in discontinued operations for the three months ended September 30, 2012.

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

Executive Overview

Our continuing operations are principally engaged in providing investment banking, institutional brokerage, asset management and related financial services to corporations, private equity groups, public entities, non-profit entities and institutional investors in the United States and Europe. We operate through two reportable business segments:

Capital Markets – The Capital Markets segment provides institutional sales, trading and research services and investment banking services. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Investment banking services include management of and participation in underwritings, merger and acquisition services and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Also, we generate revenue through strategic trading activities, which focus on proprietary investments in municipal bond securities and structured residential mortgages, and merchant banking activities, which involve proprietary debt or equity investments in late stage private companies. As certain of these efforts have matured and an investment process has been developed, we have created alternative asset management funds in order to invest firm capital as well as seek capital from outside investors. We have created three such funds, one in merchant banking and two in municipal securities. We receive management and performance fees for managing the funds.

As previously disclosed in August 2012, we have made the decision to shut down our Hong Kong capital markets business. As of September 30, 2012, the operations of this business have ceased. As a result of discontinuing the Hong Kong capital markets business, we will realize net cash proceeds of approximately $19.1 million, due principally to a U.S. tax benefit for the realized loss on the investment in our Hong Kong subsidiaries.

The results of our Hong Kong capital markets business, previously reported in the Capital Markets segment, are classified as discontinued operations for all periods presented. See Note 4 to our unaudited financial statements for further discussion of our discontinued operations.

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

Results for the three and nine months ended September 30, 2012

For the three months ended September 30, 2012, net income applicable to Piper Jaffray Companies, including continuing and discontinued operations, was $19.7 million, or $1.11 per diluted common share, compared with a net loss of $3.6 million or $0.23 per common share for the year-ago period. Net income applicable to Piper Jaffray Companies from continuing operations for the third quarter of 2012 was $12.9 million, or $0.72 per diluted common share, compared with net income applicable to Piper Jaffray Companies from continuing operations of $3.6 million, or $0.22 per diluted common share, for the prior-year period. Net revenues from continuing operations for the three months ended September 30, 2012 were $133.0 million, an increase of 38.7 percent from $95.9 million reported in the year-ago period, driven primarily by increased fixed income institutional brokerage revenues particularly related to strategic trading of non-agency mortgage-backed securities. For the three months ended September 30, 2012, non-compensation expenses from continuing operations increased 4.2 percent to $31.5 million, compared to $30.2 million in the third quarter of 2011, due to an increase in legal fees and litigation-related expenses.

For the nine months ended September 30, 2012, net income applicable to Piper Jaffray Companies, including continuing and discontinued operations, was $29.4 million, or $1.60 per diluted common share, up from $14.3 million or $0.74 per diluted common share for the year-ago period. Net income applicable to Piper Jaffray Companies from continuing operations for the nine months ended September 30, 2012 was $29.5 million, or $1.60 per diluted common share, compared with net income applicable to Piper Jaffray Companies from continuing operations of $24.8 million, or $1.29 per diluted common share, for the prior-year period. Net revenues from continuing operations for the nine months ended September 30, 2012 were $352.3 million, up 2.4 percent from $344.0 million reported in the year-ago period. Higher fixed income institutional brokerage revenues were offset in part by lower gains recorded on our merchant banking activities. For the nine months ended September 30, 2012, non-compensation expenses from continuing operations decreased to $97.2 million, compared with $98.9 million for the nine months ended September 30, 2011.

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

Outlook for the remainder of 2012

We anticipate that a challenging economic environment will continue through the remainder of 2012 and into 2013. A number of uncertainties impacting global growth continue to persist, including the European debt crisis, the outlook for global economic growth, concerns about the U.S. budget deficit and the “fiscal cliff” of increasing tax rates and federal spending cuts. However, equity market volatility remains near a five-year low and the equity markets have posted significant positive year-to-date results, which may result in increased U.S. capital markets activity as compared to 2011. This level of activity can change rapidly as economic and market indicators fluctuate. The low interest rate environment has increased the number of issuers refinancing existing debt, which has aided our tax-exempt financing revenues in the first nine months of 2012. We anticipate that interest rates will remain at historically low levels throughout the remainder of 2012 and 2013 as uncertainties continue to persist around the

U.S. economic recovery, the European debt crisis and global growth. We generated robust fixed income institutional brokerage revenue in the third quarter of 2012, particularly related to strategic trading activity in non-agency mortgage-backed securities. In 2011, we added a mortgage-backed securities strategy to capitalize on pricing inefficiencies within structured mortgage products. In early 2012, we identified an additional opportunity in the mortgage market which proved to be successful during the third quarter of 2012. We believe we have largely captured the revenues related to this opportunity and do not expect this level of fixed income institutional brokerage revenues to continue. Our strategic trading revenues, such as those generated from trading non-agency mortgage bonds, can vary significantly from quarter to quarter. Lastly, our asset management performance will continue to be dependent upon equity valuations and our investment performance, which can impact the amount of client inflows and outflows of assets under management.

Results of Operations

Financial Summary for the Three Months Ended September 30, 2012 and September 30, 2011

The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
	Three Months Ended			Net Revenues for the
	September 30,			Three Months Ended
			2012	September 30,
(Dollars in thousands)	2012	2011	v2011	2012	2011
Revenues:

Investment banking	$51,083	$44,031	16.0%	38.4%	45.9%
Institutional brokerage	58,719	28,689	104.7	44.2	29.9
Asset management	17,588	15,205	15.7	13.2	15.9
Interest	12,457	15,116	(17.6)	9.4	15.8
Other income	235	1,710	(86.3)	0.2	1.8

Total revenues	140,082	104,751	33.7	105.4	109.3

Interest expense	7,125	8,894	(19.9)	5.4	9.3

Net revenues	132,957	95,857	38.7	100.0	100.0

Non-interest expenses:

Compensation and benefits	78,738	60,505	30.1	59.2	63.1
Occupancy and equipment	6,232	6,638	(6.1)	4.7	6.9
Communications	5,374	5,595	(3.9)	4.0	5.8
Floor brokerage and clearance	1,827	2,143	(14.7)	1.4	2.2
Marketing and business development	4,285	5,059	(15.3)	3.2	5.3
Outside services	7,557	6,263	20.7	5.7	6.5
Intangible asset amortization expense	1,917	2,069	(7.3)	1.4	2.2
Other operating expenses	4,313	2,457	75.5	3.2	2.6

Total non-interest expenses	110,243	90,729	21.5	82.9	94.7

Income from continuing operations before income tax expense	22,714	5,128	342.9	17.1	5.3

Income tax expense	9,188	1,361	575.1	6.9	1.4

Income from continuing operations	13,526	3,767	259.1	10.2	3.9

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	6,803	(7,143)	N/M	5.1	(7.5)

Net income/(loss)	20,329	(3,376)	N/M	15.3	(3.5)

Net income applicable to noncontrolling interests	665	207	221.3%	0.5	0.2

Net income/(loss) applicable to Piper Jaffray Companies	$19,664	$(3,583)	N/M	14.8%	(3.7)%

N/M – Not meaningful

For the three months ended September 30, 2012, we recorded net income applicable to Piper Jaffray Companies, including continuing and discontinued operations, of $19.7 million. Net revenues from continuing operations for the three months ended September 30, 2012 were $133.0 million, a 38.7 percent increase from the year-ago period. In the third quarter of 2012, investment banking revenues were $51.1 million, compared with $44.0 million in the prior-year period. The increase in investment banking revenues was driven by higher equity and debt financing revenues resulting from improved equity capital markets in the third quarter of 2012 and increased public finance underwriting revenues, offset in part by lower advisory service revenues. For the three months ended September 30, 2012, institutional brokerage revenues increased 104.7 percent to $58.7 million, compared with $28.7 million in the corresponding period of the prior year, driven by fixed income institutional brokerage revenues, particularly strategic trading of non-agency mortgage-backed securities. For the three months ended September 30, 2012, asset management fees increased 15.7 percent to $17.6 million, compared with $15.2 million in the third quarter of 2011, due to higher management fees and gains recorded on our investments in registered funds or partnerships that we manage. In the third quarter of 2012, net interest income was $5.3 million, a 14.3 percent decrease compared with $6.2 million in the prior-year period. The decrease primarily resulted from a strategy to further diversify away from overnight funding sources to more short term funding sources with extended terms. These short term funding sources with extended terms typically have higher interest costs than overnight financing obtained from repurchase obligations or overnight bank financing. The change in net interest income is also partly attributable to a decline of our average long inventory balances. For the three months ended September 30, 2012, other income was $0.2 million, compared with $1.7 million in the corresponding period of the prior year. The decline was due to lower investment gains recorded on our merchant banking activities. Non-interest expenses from continuing operations increased to $110.2 million for the three months ended September 30, 2012, from $90.7 million in the corresponding period of the prior year, primarily driven by an increase in compensation and benefits expenses, due to higher net revenues and operating profits.

Consolidated Non-Interest Expenses From Continuing Operations

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

For the three months ended September 30, 2012, compensation and benefits expenses increased 30.1 percent to $78.7 million from $60.5 million in the corresponding period in 2011, due to increased variable compensation expense driven by higher net revenues and operating profits. Compensation and benefits expenses as a percentage of net revenues were 59.2 percent for the third quarter of 2012, compared with 63.1 percent for the third quarter of 2011. The reduced compensation ratio was driven by the significant increase in fixed income strategic trading revenues during the third quarter of 2012, which has a lower compensation payout.

Occupancy and Equipment – In the third quarter of 2012, occupancy and equipment expenses decreased 6.1 percent to $6.2 million, compared with $6.6 million in the corresponding period in 2011. The decrease was primarily attributable to cost saving initiatives.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the three months ended September 30, 2012, communication expenses were $5.4 million, essentially flat compared with the third quarter of 2011.

Floor Brokerage and Clearance – For the three months ended September 30, 2012, floor brokerage and clearance expenses decreased 14.7 percent to $1.8 million, compared with $2.1 million for the three months ended September 30, 2011. The decline was due to lower trading fees resulting from lower U.S. equity client volumes.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment and promotional and advertising costs. For the three months ended September 30, 2012, marketing and business development expenses decreased 15.3 percent to $4.3 million, compared with $5.1 million for the three months ended September 30, 2011 due to reduced travel expenses.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees and other professional fees. Outside services expenses increased 20.7 percent to $7.6 million in the third quarter of 2012, compared with $6.3 million in the corresponding period in 2011, primarily due to increased legal fees.

Intangible Asset Amortization Expense – Intangible asset amortization expense includes the amortization of definite-lived intangible assets consisting of asset management contractual relationships and certain trade names and trademarks. For the three months ended September 30, 2012, intangible asset amortization expense was $1.9 million, essentially flat compared with the three months ended September 30, 2011.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses increased to $4.3 million in the third quarter of 2012, compared with $2.5 million in the prior-year period, primarily due to increased litigation-related expenses.

Income Taxes - For the three months ended September 30, 2012, our provision for income taxes was $9.2 million, equating to an effective tax rate of 40.5 percent. For the three months ended September 30, 2011, our provision for income taxes was $1.4 million equating to an effective tax rate of 26.5 percent. Income tax expense recorded in the third quarter of 2011 included a $1.1 million partial reversal of our U.K. subsidiary's deferred tax asset valuation allowance. For more information on deferred tax assets, see "Income Taxes" within our critical accounting policies.

Segment Performance from Continuing Operations

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

The following table provides our segment performance from continuing operations for the periods presented:

	Three Months Ended
	September 30,
			2012
(Dollars in thousands)	2012	2011	v2011
Net revenues
Capital Markets	$115,249	$81,398	41.6%
Asset Management	17,708	14,459	22.5
Total net revenues	$132,957	$95,857	38.7%

Pre-tax operating income
Capital Markets	$20,578	3,704	455.6%
Asset Management	2,136	1,424	50.0
Total pre-tax operating income	$22,714	$5,128	342.9%

Pre-tax operating margin
Capital Markets	17.9%	4.6%
Asset Management	12.1%	9.8%
Total pre-tax operating margin	17.1%	5.3%

Capital Markets

	Three Months Ended
	September 30,
			2012
(Dollars in thousands)	2012	2011	v2011
Net revenues:
Investment banking
Financing
Equities	$18,781	$6,569	185.9%
Debt	16,573	11,105	49.2
Advisory services	16,317	26,951	(39.5)
Total investment banking	51,671	44,625	15.8

Institutional sales and trading
Equities	17,927	22,020	(18.6)
Fixed income	46,690	13,681	241.3
Total institutional sales and trading	64,617	35,701	81.0

Other income/(loss)	(1,039)	1,072	N/M

Total net revenues	$115,249	$81,398	41.6%

Pre-tax operating income	$20,578	$3,704	455.6%

Pre-tax operating margin	17.9%	4.6%

N/M – Not meaningful

Capital Markets net revenues increased 41.6 percent to $115.2 million, compared with $81.4 million in the third quarter of 2011, driven by fixed income institutional brokerage revenues, particularly strategic trading of non-agency mortgage-backed securities.

Investment banking revenues comprise all the revenues generated through financing and advisory services activities, including derivative activities that relate to debt financing. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.

In the third quarter of 2012, investment banking revenues increased 15.8 percent to $51.7 million compared with $44.6 million in the corresponding period of the prior year, driven by increased equity and debt financing revenues, partially offset by a decline in advisory services revenues. For the three months ended September 30, 2012, equity financing revenues increased to $18.8 million, compared with $6.6 million in the prior-year period as equity capital markets improved and volatility remained low resulting in an increase in capital raised and higher average revenue per transaction. During the third quarter of 2012, we completed 14 equity financings, raising $2.6 billion in capital, compared with 8 equity financings, raising $0.9 billion for the corresponding period in 2011. Debt financing revenues in the third quarter of 2012 increased 49.2 percent to $16.6 million, compared with $11.1 million in the third quarter of 2011, driven by higher average revenue per transaction. During the third quarter of 2012, we completed 113 public finance issues with a total par value of $2.3 billion, compared with 133 public finance issues with a total par value of $1.8 billion during the prior-year period. For the three months ended September 30, 2012, advisory services revenues decreased 39.5 percent to $16.3 million compared with a strong prior-year period. We completed 6 transactions with an aggregate enterprise value of $0.7 billion during the third quarter of 2012, compared with 12 transactions with an aggregate enterprise value of $1.9 billion in the third quarter of 2011.

Institutional sales and trading revenues comprise all of the revenues generated through trading activities, which consist of facilitating customer trades and our strategic trading activities in municipal and structured mortgage securities. Also, it includes gains and losses on our investments in the municipal bond funds that we manage. To assess the profitability of institutional brokerage activities, we aggregate institutional brokerage revenues with the net interest income or expense associated with financing, economically hedging and holding long or short inventory positions. Our results may vary from quarter to quarter as a result of changes in trading margins, trading gains and losses, net interest spreads, trading volumes and the timing of transactions based on market opportunities. In particular, our strategic trading activities may be volatile.

For the three months ended September 30, 2012, institutional brokerage revenues increased 81.0 percent to $64.6 million, compared with $35.7 million in the prior-year period, driven primarily by robust strategic fixed income trading revenues. In the third quarter of 2012, equity institutional brokerage revenues decreased 18.6 percent to $17.9 million, compared with $22.0 million in the corresponding period in 2011. The decrease was attributed to lower U.S. equity client volumes and low volatility in the third quarter of 2012. For the three months ended September 30, 2012, fixed income institutional brokerage revenues increased to $46.7 million, compared with $13.7 million in the prior-year period, driven by strategic trading activities, primarily related to non-agency mortgage-backed securities. In 2011, we added a mortgage-backed securities strategy to capitalize on pricing inefficiencies within structured mortgage products. In early 2012, we identified an additional opportunity in the mortgage-backed securities market, where positive fundamental and technical trends converged in the third quarter of 2012 resulting in very strong results. We believe we have largely captured the revenues associated with the opportunity and do not expect this level of revenue in future quarters.

Other income/loss includes gains and losses from our merchant banking investments and other firm investments, performance and management fees on municipal bond and merchant banking funds, interest expense related to long-term funding and a commitment fee on a bank line of credit. For the three months ended September 30, 2012, other income/loss was a loss of $1.0 million, compared with income of $1.1 million in the corresponding period in 2011. In the third quarter of 2011, we recorded higher gains associated with our merchant banking investments.

Capital Markets segment pre-tax operating margin in the third quarter of 2012 was 17.9 percent, compared with 4.6 percent for the corresponding period in the prior year. The increase in pre-tax operating margin was driven by the significant increase in fixed income strategic trading revenues, improved financing revenues and non-compensation expense reductions.

Asset Management

	Three Months Ended
	September 30,
			2012
(Dollars in thousands)	2012	2011	v2011
Net revenues:
Management and performance fees
Management fees	$17,252	$15,149	13.9%
Performance fees	22	—	N/M
Total management and performance fees	17,274	15,149	14.0

Other income/(loss)	434	(690)	N/M

Net revenues	$17,708	$14,459	22.5%

Pre-tax operating income	$2,136	$1,424	50.0%

Pre-tax operating margin	12.1%	9.8%

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

Total management and performance fee revenues increased 14.0 percent to $17.3 million in the third quarter of 2012, compared with $15.1 million in the third quarter of 2011. The increase was due primarily to higher management fee revenue, driven by increased AUM, earned on our equity and MLP product offerings.

Other income/loss includes gains and losses from our investments in registered funds and private funds or partnerships that we manage. For the three months ended September 30, 2012, other income/loss was income of $0.4 million, compared to a loss of $0.7 million recorded in the three months ended September 30, 2011.

Segment pre-tax operating margin for the three months ended September 30, 2012 was 12.1 percent, compared to 9.8 percent for the corresponding period in the prior year. The increased margin was driven by higher net revenues.

The following table summarizes the changes in our assets under management for the three months ended September 30, 2012:

(Dollars in millions)
Assets under management:
Balance at June 30, 2012	$12,741

Net inflows	260

Net market appreciation	767

Balance at September 30, 2012	$13,768

Assets under management increased $1.0 billion to $13.8 billion in the three months ended September 30, 2012. Net market appreciation of $0.8 billion during the third quarter of 2012 was primarily the result of increased equity prices during the quarter. Additionally, we experienced client inflows of approximately $0.3 billion driven by inflows into our fixed income and MLP product offerings, offset in part by outflows from our equity product offering.

Discontinued Operations

Discontinued operations include the operating results of our Hong Kong capital markets business, which has ceased operations as of September 30, 2012. The results of this business are presented as discontinued operations for all periods presented. For the three months ended September 30, 2012, income from discontinued operations, net of tax, was $6.8 million, compared with a loss of $7.1 million in the third quarter of 2011. The $11.1 million of pre-tax restructuring expense recorded in the third quarter of 2012 consisted primarily of costs incurred for early termination of leased office space and severance benefits. Additionally, in the third quarter of 2012, we recorded a $21.0 million U.S. tax benefit related to discontinuing our Hong Kong capital markets business.

	Three Months Ended
	September 30,
			2012
(Dollars in thousands)	2012	2011	v2011

Net revenues	$2,674	$2,124	25.9%

Restructuring expenses	11,057	—	N/M
Operating expenses	5,843	6,952	(16.0)
Total non-interest expenses	16,900	6,952	143.1%

Loss from discontinued operations before income tax expense/(benefit)	(14,226)	(4,828)	194.7%

Income tax expense/(benefit)	(21,029)	2,315	N/M

Income/(loss) from discontinued operations, net of tax	$6,803	$(7,143)	N/M

See Note 4 to our unaudited consolidated financial statements for further discussion of our discontinued operations.

Financial Summary for the Nine Months Ended September 30, 2012 and September 30, 2011

The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
	Nine Months Ended			Net Revenues for the
	September 30,			Nine Months Ended
			2012	September 30,
(Dollars in thousands)	2012	2011	v2011	2012	2011
Revenues:

Investment banking	$148,536	$151,834	(2.2)%	42.2%	44.1%
Institutional brokerage	134,006	111,732	19.9	38.0	32.6
Asset management	52,927	52,774	0.3	15.0	15.3
Interest	35,742	42,407	(15.7)	10.1	12.3
Other income	1,242	10,018	(87.6)	0.4	2.9

Total revenues	372,453	368,765	1.0	105.7	107.2

Interest expense	20,184	24,748	(18.4)	5.7	7.2

Net revenues	352,269	344,017	2.4	100.0	100.0

Non-interest expenses:

Compensation and benefits	211,564	207,591	1.9	60.1	60.3
Occupancy and equipment	20,171	22,427	(10.1)	5.7	6.5
Communications	16,421	17,611	(6.8)	4.7	5.1
Floor brokerage and clearance	5,939	6,684	(11.1)	1.7	1.9
Marketing and business development	15,097	16,868	(10.5)	4.3	4.9
Outside services	21,027	20,632	1.9	6.0	6.0
Restructuring-related expense	3,642	—	N/M	1.0	—
Intangible asset amortization expense	5,751	6,207	(7.3)	1.6	1.8
Other operating expenses	9,164	8,468	8.2	2.6	2.5

Total non-interest expenses	308,776	306,488	0.7	87.7	89.1

Income from continuing operations before income tax expense	43,493	37,529	15.9	12.3	10.9

Income tax expense	11,365	11,892	(4.4)	3.2	3.6

Income from continuing operations	32,128	25,637	25.3	9.1	7.4

Discontinued operations:
Loss from discontinued operations, net of tax	(13)	(10,447)	(99.9)	—	(3.0)

Net income	32,115	15,190	111.4	9.1	4.4

Net income applicable to noncontrolling interests	2,671	846	215.7	0.8	0.2

Net income applicable to Piper Jaffray Companies	$29,444	$14,344	105.3%	8.4%	4.2%

N/M – Not meaningful

Except as discussed below, the description of non-interest expense and net revenues as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.

For the nine months ended September 30, 2012, we recorded net income applicable to Piper Jaffray Companies, including continuing and discontinued operations, of $29.4 million. Net revenues from continuing operations for the nine months ended September 30, 2012 were $352.3 million, a 2.4 percent increase from the year-ago period. For the nine months ended September 30,

2012, investment banking revenues were $148.5 million, compared with $151.8 million  in  the  prior- year  period. This decrease  was attributable to lower advisory services and equity financing revenues, partially offset by higher debt financing revenues. For the nine months ended September 30, 2012, institutional brokerage revenues increased 19.9 percent to $134.0 million, compared with $111.7 million in the corresponding period in the prior year, driven by strong fixed income strategic trading revenues. For the nine months ended September 30, 2012, asset management fees were $52.9 million, essentially flat compared with the  prior- year  period. Net interest income for the first nine months of 2012 decreased 11.9 percent to $15.6 million, compared with $17.7 million for the first nine months of 2011. For the nine months ended September 30, 2012, other income was $1.2 million, compared with $10.0 million in the corresponding period in the prior year. In the nine months ended September 30, 2011, we recorded higher investment gains associated with our merchant banking activities. Non-interest expenses from continuing operations were $308.8 million for the nine months ended September 30, 2012, essentially flat compared to the prior year period.

Consolidated Non-Interest Expenses from Continuing Operations

Compensation and Benefits – For the nine months ended September 30, 2012, compensation and benefits expenses increased 1.9 percent to $211.6 million from $207.6 million in the corresponding period in 2011. Compensation and benefits expenses as a percentage of net revenues was 60.1 percent for the first nine months of 2012, compared with 60.3 percent for the first nine months of 2011.

Communications – For the nine months ended September 30, 2012, communication expenses decreased 6.8 percent to $16.4 million, compared with $17.6 million in the first nine months of 2011. The decrease was primarily attributable to lower market data service expenses.

Outside Services – Outside services expenses increased 1.9 percent to $21.0 million for the nine months ended September 30, 2012, compared with $20.6 million in the corresponding period in 2011, primarily due to increased legal expenses partially offset by lower securities processing expenses.

Restructuring-Related Expenses – For the nine months ended September 30, 2012, restructuring-related expenses were $3.6 million. The pre-tax restructuring charge, recorded in the second quarter of 2012, consisted of $2.4 million of severance benefits and $1.2 million for the reduction of leased office space.

Other Operating Expenses – Other operating expenses increased 8.2 percent to $9.2 million for the nine months ended September 30, 2012, compared with $8.5 million in the prior-year period, due to increased litigation-related expenses offset in part by decreased charitable contributions expense as we funded the majority of our 2011 charitable contribution commitment in the first nine months of 2011. Additionally, we received a business tax refund in the first nine months of 2012.

Income Taxes - For the nine months ended September 30, 2012, our provision for income taxes was $11.4 million, equating to an effective tax rate of 26.1 percent. In the first nine months of 2012, we recorded a tax benefit for the reversal of a previously accrued uncertain state income tax position of $7.1 million, net of federal tax, partially offset by a $4.0 million write-off of deferred tax assets related to equity grants that either were forfeited or vested at share prices lower than the grant date share price. For the nine months ended September 30, 2011, our provision for income taxes was $11.9 million, equating to an effective tax rate of 31.7 percent.

Segment Performance from Continuing Operations

The following table provides our segment performance for the periods presented:

	Nine Months Ended
	September 30,
			2012
(Dollars in thousands)	2012	2011	v2011
Net revenues
Capital Markets	$299,630	$291,700	2.7%
Asset Management	52,639	52,317	0.6
Total net revenues	$352,269	$344,017	2.4%

Pre-tax operating income
Capital Markets	$33,101	$27,101	22.1%
Asset Management	10,392	10,428	(0.3)
Total pre-tax operating income	$43,493	$37,529	15.9%

Pre-tax operating margin
Capital Markets	11.0%	9.3%
Asset Management	19.7%	19.9%
Total pre-tax operating margin	12.3%	10.9%

Capital Markets

	Nine Months Ended
	September 30,
			2012
(Dollars in thousands)	2012	2011	v2011
Net revenues:
Investment banking
Financing
Equities	$55,141	$58,682	(6.0)%
Debt	53,598	39,354	36.2
Advisory services	41,670	55,763	(25.3)
Total investment banking	150,409	153,799	(2.2)

Institutional sales and trading
Equities	55,589	66,028	(15.8)
Fixed income	95,773	65,920	45.3
Total institutional sales and trading	151,362	131,948	14.7

Other income/(loss)	(2,141)	5,953	N/M

Net revenues	$299,630	$291,700	2.7%

Pre-tax operating income	$33,101	$27,101	22.1%

Pre-tax operating margin	11.0%	9.3%

N/M – Not meaningful

Capital Markets net revenues increased 2.7 percent to $299.6 million for the nine months ended September 30, 2012, compared with $291.7 million in the prior-year period.

For the first nine months of 2012, investment banking revenues decreased 2.2 percent to $150.4 million compared with $153.8 million in the corresponding period of the prior year, due to a decline in advisory services and equity financing revenues, offset in part by increased debt financing revenues. For the nine months ended September 30, 2012, equity financing revenues decreased 6.0 percent to $55.1 million, compared with $58.7 million in the prior-year period. During the first nine months of 2012, we completed 51 equity financings, raising $7.6 billion for our clients (excluding the $16.0 billion of capital raised from the Facebook initial public offering, on which we had a small co-manager position), compared with 60 equity financings, raising $12.9 billion for the corresponding period in 2011. Debt financing revenues in the first nine months of 2012 increased 36.2 percent to $53.6 million, compared with $39.4 million in the first nine months of 2011, due to an increase in public finance revenues. In the nine months ended September 30, 2012, historically low interest rates created client refinancing opportunities, which resulted in a 51.6 percent increase in our par value from new debt issuances. Additionally, during the nine months ended September 30, 2011, municipal underwriting activity was at historic lows. During the first nine months of 2012, we completed 414 public finance issues with a total par value of $7.2 billion, compared with 376 public finance issues with a total par value of $4.7 billion during the prior-year period. Our market share for the first nine months of 2012 was 4.9 percent, an increase of 110 basis points from the full year 2011. For the nine months ended September 30, 2012, advisory services revenues decreased 25.3 percent to $41.7 million due to lower U.S. and European advisory services revenue. We completed 18 transactions with an aggregate enterprise value of $3.4 billion during the first nine months of 2012, compared with 27 transactions with an aggregate enterprise value of $3.9 billion in the first nine months of 2011.

For the nine months ended September 30, 2012, institutional brokerage revenues increased 14.7 percent to $151.4 million, compared with $131.9 million in the prior-year period, driven by strong fixed income strategic trading revenues. In the first nine months of 2012, equity institutional brokerage revenues decreased to $55.6 million, compared with $66.0 million in the corresponding period in 2011. The decrease was attributed to lower U.S. equity client volumes resulting from the uncertain market conditions in the first nine months of 2012. For the nine months ended September 30, 2012, fixed income institutional brokerage revenues increased to $95.8 million, compared with $65.9 million in the prior-year period, driven by our strategic trading activities, primarily related to non-agency mortgage-backed securities.

For the nine months ended September 30, 2012, other income/loss was a loss of $2.1 million, compared with income of $6.0 million in the corresponding period in 2011. In the first nine months of 2011, we recorded higher gains associated with our merchant banking investments.

Capital Markets segment pre-tax operating margin for the nine months ended September 30, 2012 was 11.0 percent, compared with 9.3 percent for the corresponding period in the prior year.

Asset Management

	Nine Months Ended
	September 30,
			2012
(Dollars in thousands)	2012	2011	v2011
Net revenues:
Management and performance fees
Management fees	$51,441	$50,946	1.0%
Performance fees	664	1,746	(62.0)
Total management and performance fees	52,105	52,692	(1.1)

Other income/(loss)	534	(375)	N/M

Total net revenues	$52,639	$52,317	0.6%

Pre-tax operating income	$10,392	$10,428	(0.3)%

Pre-tax operating margin	19.7%	19.9%

N/M – Not meaningful

Total management and performance fees were $52.1 million in the first nine months of 2012, essentially flat compared to the corresponding period in the prior year as higher management fees were offset by lower performance fees. The performance fees recorded during the first nine months of 2012 and 2011 were the result of client asset withdrawals.

For the nine months ended September 30, 2012, other income/loss was income of $0.5 million compared with a loss of $0.4 million for the corresponding period in the prior year.

Segment pre-tax operating margin for the nine months ended September 30, 2012 was 19.7 percent, essentially flat compared to the corresponding period in the prior year.

The following table summarizes the changes in our assets under management for the nine months ended September 30, 2012:

(Dollars in millions)
Assets under management:
Balance at December 31, 2011	$12,173

Net inflows	533

Net market appreciation	1,062

Balance at September 30, 2012	$13,768

Assets under management increased $1.6 billion to $13.8 billion in the nine months ended September 30, 2012. Net market appreciation of $1.1 billion during the first nine months of 2012 was the result of improved market performance in our equity product offerings and positive performance in our fixed income product offerings. We experienced client inflows of approximately $0.5 billion driven by inflows into our fixed income and MLP product offerings, offset by client outflows related to our equity product offerings.

Discontinued Operations

For the nine months ended September 30, 2012, we recorded a small loss from discontinued operations, compared with a loss of $10.4 million for the nine months ended September 30, 2011.

	Nine Months Ended
	September 30,
			2012
(Dollars in thousands)	2012	2011	v2011

Net revenues	$6,625	$11,517	(42.5)%

Restructuring expenses	11,057	—	N/M
Operating expenses	16,550	20,078	(17.6)
Total non-interest expenses	27,607	20,078	37.5%

Loss from discontinued operations before income tax expense/(benefit)	(20,982)	(8,561)	145.1

Income tax expense/(benefit)	(20,969)	1,886	N/M

Loss from discontinued operations, net of tax	$(13)	$(10,447)	N/M

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

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. Based on the nature of our business and our role as a “dealer” in the securities industry or our role as a manager of municipal funds, the fair values of our financial instruments are determined internally. Our processes are designed to ensure that the fair values  used for  financial  reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, unobservable inputs are developed based on an evaluation of all relevant empirical market data, including prices evidenced by market transactions, interest rates, credit spreads, volatilities and correlations and other security-specific information. Valuation adjustments related to illiquidity or counterparty credit risk are also considered. In estimating fair value, we may utilize information provided by third-party pricing vendors to corroborate internally-developed fair value estimates.

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

The following table reflects the composition of our Level III assets and Level III liabilities by asset class:

	Level III
	September 30,	December 31,
(Dollars in thousands)	2012	2011
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$12,461	$—
Fixed income securities	—	2,815
Municipal securities:
Tax-exempt securities	1,526	3,135
Short-term securities	436	175
Asset-backed securities	95,470	53,088
Derivative contracts	640	—
Total financial instruments and other inventory positions owned:	110,533	59,213

Investments	33,629	21,341
Total assets	$144,162	$80,554

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Convertible securities	$—	$1,171
Fixed income securities	—	900
Derivative contracts	12,238	3,594
Total financial instruments and other inventory positions sold, but not yet purchased:	$12,238	$5,665

The following table reflects activity with respect to our Level III assets and liabilities:

	Nine Months Ended September 30,
(Dollars in thousands)	2012	2011
Assets:
Purchases	$366,364	$285,593
Sales	(330,951)	(252,168)
Transfers in	3,452	6,539
Transfers out	(4,529)	(7,421)
Realized gains/(losses)	22,938	1,929
Unrealized gains/(losses)	6,334	(3,075)

Liabilities:
Purchases	$(19,755)	$(8,988)
Sales	1,434	5,454
Transfers in	—	3,643
Transfers out	(1,171)	(3,615)
Realized gains/(losses)	17,375	1,480
Unrealized gains/(losses)	8,690	14,228

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

Goodwill and Intangible Assets

We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities acquired requires certain management estimates. At September 30, 2012, we had goodwill of $202.4 million, all of which relates to our asset management segment.

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

We will be completing our 2012 annual goodwill impairment testing in the fourth quarter of 2012. Impairment charges, if any, resulting from this valuation analysis could materially adversely affect our results of operations.

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

We granted stock options in fiscal years 2004 through 2008. The options were expensed on a straight-line basis over the required service period, based on the estimated fair value of the award on the grant date using a Black-Scholes option-pricing model. This model required management to exercise judgment with respect to certain assumptions, including the expected dividend yield, the expected volatility, and the expected life of the options. As described above pertaining to our Annual Grants of restricted shares, stock options granted to employees were expensed in the calendar year preceding the annual February grant. Stock options have a ten year life and as such, will begin expiring in 2014.

Deferred Compensation Plans

We established a deferred compensation plan in 2012, which allows eligible employees to elect to receive a portion of the incentive compensation they would otherwise receive in the form of restricted stock or other equity, instead in restricted mutual fund shares (“MFRS Awards”) of funds managed by affiliates of the Company. MFRS Awards are awarded to qualifying employees in February of each year, and represent a portion of their compensation for performance in the preceding year similar to our Annual Grants. MFRS Awards vest ratably over three years in equal installments and provide for continued vesting after termination of employment so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreement entered into upon termination.

In addition, we established a deferred compensation plan in 2012, which allows a select group of employees to subscribe to a limited partnership interest (“Limited Partnership Interest Awards”) in an alternative asset management fund managed by the Company instead of receiving that portion of their incentive compensation in the form of restricted stock or other equity. The Limited Partnership Interest Awards are awarded to eligible employees in March of each year, and represent a portion of their compensation for performance in the preceding year similar to the Annual Grants and MFRS Awards. Limited Partnership Interest Awards vest ratably over three years in equal installments and provide for continued vesting after termination of employment so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreement entered into upon termination.

Forfeitures of awards under the deferred compensation plans are recorded as a reduction of compensation and benefits expenses within the consolidated statements of operations.

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

Income Taxes

We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally, amortization of share-based compensation. The realization of deferred tax assets is assessed and a valuation allowance is recognized to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. We believe that our future taxable profits will be sufficient to recognize our U.S. deferred tax assets. However, if our projections of future taxable profits do not materialize, we may conclude that a valuation allowance is necessary, which would impact our results of operations in that period. As of September 30, 2012, we have a deferred tax asset valuation allowance of $6.5 million related to our U.K. subsidiary’s net operating loss carryforwards, which represents all but $1.1 million of the U.K. subsidiary’s deferred tax asset.

In connection with the closure of our Hong Kong capital markets business, we realized a $21.0 million U.S. tax benefit due to a realized loss on the investment in our Hong Kong subsidiaries. The tax benefit was the excess of the tax basis of our investment in the subsidiaries over the financial statement carrying amount (the deductible outside basis difference). We recorded the tax benefit within discontinued operations for the three months ended September 30, 2012.

We record deferred tax benefits for future tax deductions expected upon the vesting of share-based compensation. If deductions reported on our tax return for share-based compensation (i.e., the value of the share-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with ASC 718), we record the excess tax benefit as additional paid-in capital. Conversely, if deductions reported on our tax return for share-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, we offset the deficiency first to any previously recognized excess tax benefits recorded as additional paid-in capital and any remaining deficiency is recorded as income tax expense. As of September 30, 2012, we did not have any available excess tax benefits within additional paid-in capital. Approximately 1,000,000 shares of restricted stock vested in the first nine months of 2012 at values less than the grant date fair value resulting in $4.0 million of income tax expense in the first nine months of 2012. Based on our share price as of September 30, 2012, we estimate that the value of approximately 895,000 shares vesting in the first quarter of 2013 will be at values less than the grant date fair value resulting in $5.3 million of income tax expense in the first quarter of 2013. The ultimate amount of our income tax expense, if any, is directly correlated to Piper Jaffray Companies share price at the date of vesting.

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

The majority of our tangible assets consist of assets readily convertible into cash. Financial instruments and other inventory positions owned are stated at fair value and are generally readily marketable in most market conditions. Receivables and payables with customers and brokers and dealers usually settle within a few days. As part of our liquidity strategy, we emphasize diversification of funding sources to the extent possible while considering tenor and cost. Our assets are financed by our cash flows from operations, equity capital, and other funding arrangements. The fluctuations in cash flows from financing activities are directly related to daily operating activities from our various businesses.  One of our most important risk management disciplines is our ability to manage the size and composition of our balance sheet. While our asset base changes due to client activity, market fluctuations and business opportunities, the size and composition of our balance sheet reflect our overall risk tolerance, our ability to access stable funding sources and the amount of equity capital we hold.

The following are financial instruments that are cash and cash equivalents, or are deemed by management to be generally readily convertible into cash or accessible for liquidity purposes within a relatively short period of time:

			Average Balance for the Three Months Ended
	September 30,	December 31,	September 30,		December 31,		September 30,
(Dollars in thousands)	2012	2011	2012		2011		2011
Cash and cash equivalents:
Cash in banks	$29,101	$20,117	$50,611		$26,761		$27,763
Cash in banks reserved for Credit Agreement repayment	11,763	14,240	11,761		10,690		7,021
Money market investments	814	51,450	38,808		22,505		18,636
Total cash and cash equivalents	$41,678	$85,807	$101,180	(1)	$59,956	(1)	$53,420	(1)

(1)	Average balance calculated based upon ending daily balances.

In addition, we had cash and cash equivalents segregated of $33.0 million and $25.0 million that was available exclusively for customer liabilities included on our balance sheet as of September 30, 2012 and December 31, 2011, respectively. This cash and cash equivalents segregated consists of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Piper Jaffray & Co., our U.S. broker dealer subsidiary carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of our clients.

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

We currently do not pay cash dividends on our common stock and do not plan to in the foreseeable future. Additionally, we have a bank syndicated credit agreement, as described in Note 13 to our consolidated financial statements, and it includes a restrictive covenant that restricts our ability to pay cash dividends.

In 2010, our board of directors authorized the repurchase of up to $75 million in shares of our common stock through September 30, 2012. In the first nine months of 2012, we repurchased 1.5 million shares or $33.5 million of our common stock related to this authorization. This share repurchase authorization expired on September 30, 2012. In the third quarter of 2012, our board of directors approved a new share repurchase authorization of up to $100 million in common shares through September 30, 2014. This new authorization became effective October 1, 2012. We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the first nine months of 2012, we purchased 383,694 shares or $9.0 million of our common shares for this purpose. Our bank syndicated credit agreement includes a covenant that limits the annual amount of common shares we can repurchase to the amount of new equity granted during that fiscal year. The aggregate amount we repurchased in the first quarter of 2012 was near the covenant limit. The agreement with our bank group was amended in May 2012 to allow for up to an additional $25 million in shares to be repurchased in 2012. This additional amount was repurchased in the second quarter of 2012.

Leverage Ratios

The following table presents total assets, adjusted assets, total shareholders’ equity and tangible shareholders’ equity with the resulting leverage ratios as of:

	September 30,	December 31,
(Dollars in thousands)	2012	2011

Total assets	$1,960,553	$1,655,721
Deduct: Goodwill and intangible assets	(247,905)	(253,656)
Adjusted assets	$1,712,648	$1,402,065

Total shareholders' equity	$770,576	$750,600
Deduct: Goodwill and intangible assets	(247,905)	(253,656)
Tangible shareholders' equity	$522,671	$496,944

Leverage ratio (1)	2.5	2.2

Adjusted leverage ratio (2)	3.3	2.8

(1)	Leverage ratio equals total assets divided by total shareholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible shareholders’ equity.

Adjusted assets and tangible shareholders’ equity are non-GAAP financial measures. A non-GAAP financial measure is a numeric measure of financial performance that includes adjustments to the most directly comparable measure calculated and presented in accordance with GAAP, or for which there is no specific GAAP measure. Goodwill and intangible assets are subtracted from total assets and total shareholders’ equity in determining adjusted assets and tangible shareholders’ equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets which can be deployed in a liquid manner. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our leverage ratio and adjusted leverage ratio increased from December 31, 2011 to September 30, 2012 as a result of higher inventory balances.

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

Short-term financing

Our day-to-day funding and liquidity is obtained primarily through the use of repurchase agreements, commercial paper issuance, prime broker agreements, and bank lines of credit, and is typically collateralized by our securities inventory. These funding sources are critical to our ability to finance and hold inventory, which is a necessary part of our institutional brokerage and municipal bond funds businesses. The majority of our inventory is very liquid and is therefore funded by overnight or short-term facilities. These short-term facilities (i.e., our committed line, term repurchase agreement and commercial paper) have been established to mitigate changes in the liquidity of our inventory based on changing market conditions. Our funding sources are also dependent on the types of inventory that our counterparties are willing to accept as collateral and the number of counterparties available. From time to time the number of counterparties that will enter into municipal repurchase agreements can be limited based on market conditions. Currently, the majority of our bank lines, our commercial paper programs and our prime broker arrangement will accept municipal inventory as collateral, which helps mitigate this municipal repurchase agreement counterparty risk. We also have established arrangements to obtain financing by another broker dealer at the end of each business day related specifically to our convertible inventory. Funding is generally obtained at rates based upon the federal funds rate and/or the London Interbank Offer Rate.

Commercial Paper Program – Our U.S. broker dealer subsidiary, Piper Jaffray & Co, issues secured commercial paper to fund a portion of its securities inventory. This commercial paper is issued under two separate programs, CP Series A and CP Series II A, and is secured by different inventory classes, which is reflected in the interest rate paid on the respective program. The maximum amount that may be issued under CP Series A and CP Series II A is $300 million and $150 million, respectively. At September 30, 2012, CP Series A had $191.7 million outstanding and CP Series II A had $102.0 million outstanding. Both programs can issue with maturities of 27 to 270 days. The weighted average maturity of CP Series A and CP Series II A as of September 30, 2012 was 87 days and 72 days, respectively.

Prime Broker Arrangement – We have established an arrangement to obtain overnight financing by a single prime broker related to our municipal bond funds. Financing under this arrangement is secured by certain securities, primarily municipal securities, and collateral limitations could reduce the amount of funding available under this arrangement. More specifically, this funding is at the discretion of the prime broker and could be denied, which may be particularly true during times of market stress or market perceptions of our exposures. At September 30, 2012, we had $152.8 million of financing outstanding under this prime broker arrangement.

Uncommitted Lines – We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $175 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have a $100 million uncommitted unsecured facility with one of these banks. All of these uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. More specifically, these lines are subject to approval by the respective bank each time an advance is requested and advances may be denied, which may be particularly true during times of market stress or market perceptions of our exposures. We manage our relationships with the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business. At September 30, 2012, we had no outstanding advances against these lines of credit.

Committed Lines – Our committed line is a $250 million revolving secured credit facility. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co., our U.S. broker dealer subsidiary, to maintain a minimum net capital of $130 million, and the unpaid principal amount of all advances under the facility will be due on December 28, 2012. We anticipate being able to renew this credit facility in the fourth quarter of 2012. At September 30, 2012, we had no advances against this line of credit.

The following table presents the average balances outstanding for our various short-term funding sources by quarter for 2012 and 2011, respectively.

	Average Balance for the Three Months Ended
(Dollars in millions)	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
Funding source:
Repurchase agreements	$71.0	$158.5	$114.3
Commercial paper	278.5	238.8	201.2
Prime broker arrangement	154.7	32.1	5.8
Short-term bank loans	3.5	40.9	9.7
Total	$507.7	$470.3	$331.0

	Average Balance for the Three Months Ended
(Dollars in millions)	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
Funding source:
Repurchase agreements	$252.7	$324.6	$326.5	$253.6
Commercial paper	147.1	125.7	117.9	112.1
Prime broker arrangement	5.8	—	—	—
Short-term bank loans	13.4	68.1	68.7	24.7
Total	$419.0	$518.4	$513.1	$390.4

The average funding in the third quarter of 2012 increased to $507.7 million, compared with $470.3 million during the second quarter of 2012 as a result of higher average inventory balances in the third quarter of 2012. The increased inventory balances were the result of facilitating customer flow and an increase in proprietary positions. As compared to the third quarter of 2011, the average funding balance for the third quarter of 2012 decreased from $518.4 million to $507.7 million as a result of lower average inventory balances.

The following table presents the maximum daily funding amount by quarter for 2012 and 2011, respectively.

	For the Three Months Ended
(Dollars in millions)	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012

Maximum amount of daily funding	$613.8	$666.1	$486.0

	For the Three Months Ended
(Dollars in millions)	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011

Maximum amount of daily funding	$597.3	$678.5	$661.2	$569.2

Three-year bank syndicated credit agreement

On December 29, 2010, we entered into a three-year bank syndicated credit agreement (“Credit Agreement”), comprised of a $100 million amortizing term loan and a $50 million revolving credit facility. SunTrust Bank is the administrative agent (“Agent”) for the lenders. As of September 30, 2012, $25.0 million was outstanding on the revolving credit facility, and $58.5 million was outstanding on the amortizing term loan. Of the remaining term loan principal outstanding, we are required to pay $5.1 million in 2012 and the remaining $53.4 million in 2013. Per the terms of the agreement, $11.8 million is segregated in a separate bank account as of September 30, 2012, to fund these principal payments.

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

The Credit Agreement includes covenants that, among other things, limit our leverage ratio, require maintenance of certain levels of cash and regulatory net capital, require our asset management segment to achieve minimum earnings before interest, taxes, depreciation and amortization, and impose certain limitations on our ability to make acquisitions and to repurchase or declare dividends on our capital stock. The Credit Agreement limits annual share repurchases to the amount of equity granted in conjunction with our annual equity compensation awards. The agreement with our bank group was amended in May 2012 to allow for up to an additional $25 million in shares to be repurchased in 2012, which was exhausted in the second quarter of 2012. With respect to the net capital covenant, our U.S. broker dealer subsidiary is required to maintain minimum net capital of $135 million. At September 30, 2012, we were in compliance with all covenants.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments. The following table summarizes the contractual amounts at September 30, 2012, in total and by remaining maturity. Excluded from the table are a number of obligations recorded in the consolidated statements of financial condition that generally are short-term in nature, including secured financing transactions, trading liabilities, short-term borrowings and other payables and accrued liabilities.

The table below has been updated for significant changes subsequent to December 31, 2011. On May 30, 2012, we entered into a lease agreement for 124,000 square feet of office space for the Company’s headquarters. The term of the lease commences on June 1, 2014, and expires on November 30, 2025, and includes an option to terminate the lease early effective January 31, 2022. Our contractual rental obligations for the full 11.5 year lease term are $24.5 million. In addition at September 30, 2012, we had $46.4 million of investment commitments outstanding, of which $45.1 million related to a commitment to an affiliated merchant banking fund.

	Remainder	2013	2015	2017 and
(Dollars in millions)	of 2012	- 2014	- 2016	thereafter	Total

Operating lease obligations	$3.3	$22.5	$17.5	$42.2	$85.5
Purchase commitments	2.7	10.2	2.9	3.0	18.8
Investment commitments (a)	—	—	—	—	46.4
Loan commitments (b)	—	—	—	—	—
Bank syndicated credit agreement (c)	5.1	78.4	—	—	83.5

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

(c)	The amount outstanding under the bank syndicated credit agreement includes $25 million related to the revolving credit facility which expires on December 29, 2013.

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

Capital Requirements

As a registered broker dealer and member firm of FINRA, our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. We also are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. At September 30, 2012, our net capital under the SEC’s uniform net capital rule was $170.6 million, and exceeded the minimum net capital required under the SEC rule by $169.6 million.

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

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes our off-balance sheet arrangements at September 30, 2012 and December 31, 2011:

	Expiration Per Period at September 30, 2012						Total Contractual Amount
	Remainder			2015	2017		September 30,	December 31,
(Dollars in thousands)	of 2012	2013	2014	- 2016	- 2018	Later	2012	2011

Customer matched-book derivative contracts (1) (2)	$—	$50,620	$30,000	$140,423	$71,740	$5,312,576	$5,605,359	$5,848,530
Trading securities derivative contracts (2)	—	—	—	—	—	326,250	326,250	99,750
Credit default swap index contracts (2)	—	—	—	144,000	64,650	—	208,650	188,000
Private equity investment commitments (3)	—	—	—	—	—	—	46,442	1,520

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with two major financial institutions, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $204.0 million at September 30, 2012) who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contracts could become material, exposing us to the credit risk of these counterparties. At September 30, 2012, we had $34.4 million of credit exposure with these counterparties, including $18.9 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At September 30, 2012 and December 31, 2011, the net fair value of these derivative contracts approximated $24.5 million and $36.0 million, respectively.

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

Loan Commitments

We may commit to bridge loan financing for our clients or make commitments to underwrite corporate debt. We had no loan commitments outstanding at September 30, 2012.

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

We have committed capital to certain entities and these commitments generally have no specified call dates. We had $46.4 million of commitments outstanding at September 30, 2012, of which $45.1 million related to a commitment to an affiliated merchant banking fund.

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

In addition to supporting daily risk management processes on the trading desks, our risk management functions support our financial risk committee and valuation committee. The financial risk committee oversees risk management practices, including defining acceptable risk tolerances and approving risk management policies.

Risk management techniques, processes and strategies may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, and any risk management failures could expose us to material unanticipated losses.

Market Risk

Market risk represents the risk of financial volatility that may result from the change in value of a financial instrument due to fluctuations in its market price. Our exposure to market risk is directly related to our role as a financial intermediary for our clients, to our market-making activities and our proprietary trading activities. Financial instruments and other inventory positions owned totaled $1.2 billion and $0.8 billion, of which $0.8 billion and $0.4 billion related to broker-dealer client facilitation and market making and $0.4 billion related to securities that we classified as proprietary trading positions at September 30, 2012 and December 31, 2011, respectively. Market risks are inherent to both cash and derivative financial instruments. The scope of our market risk management policies and procedures includes all market-sensitive financial instruments.

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

	September 30,	December 31,
(Dollars in thousands)	2012	2011
Interest Rate Risk	$634	$696
Equity Price Risk	1,651	1,005
Diversification Effect (1)	(798)	(734)
Total Value-at-Risk	$1,487	$967

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively.

(Dollars in thousands)	High	Low	Average
For the Nine Months Ended September 30, 2012
Interest Rate Risk	$1,273	$369	$783
Equity Price Risk	2,664	169	943
Diversification Effect (1)			(713)
Total Value-at-Risk	$2,451	$539	$1,013

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2011
Interest Rate Risk	$1,968	$604	$1,072
Equity Price Risk	1,451	25	280
Diversification Effect (1)			(300)
Total Value-at-Risk	$1,889	$589	$1,052

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses did not exceed our one-day VaR on any occasions during the first nine months of 2012.

The aggregate VaR as of September 30, 2012 was higher compared to levels reported as of December 31, 2011 due to inventory growth in most of our trading books.

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

We are also exposed to liquidity risk in our day-to-day funding activities. We have a relatively low leverage ratio of 2.5 and adjusted leverage ratio of 3.3 as of September 30, 2012, as discussed above. We manage liquidity risk by diversifying our funding sources across products and among individual counterparties within those products. For example, our treasury department actively manages the use of our committed bank line, repurchase agreements, commercial paper issuance and secured and unsecured bank borrowings each day depending on pricing, availability of funding, available collateral and lending parameters from any one of these sources.

In addition to managing our capital and funding, the treasury department oversees the management of net interest income risk and the overall use of our capital, funding, and balance sheet.

We currently act as the remarketing agent for approximately $4.3 billion of variable rate demand notes, the majority of which have a financial institution providing a liquidity guarantee. At certain times, demand from buyers of variable rate demand notes is less than the supply generated by sellers of these instruments. In times of supply and demand imbalance, we may (but are not obligated to) facilitate liquidity by purchasing variable rate demand notes from sellers for our own account. Our liquidity risk related to variable rate demand notes is ultimately mitigated by our ability to tender these securities back to the financial institution providing the liquidity guarantee.

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

We have concentrated counterparty credit exposure with six non-publicly rated entities totaling $34.4 million at September 30, 2012. This counterparty credit exposure is part of our derivative program, consisting primarily of interest rate swaps. One derivative counterparty represents 55.1 percent, or $18.9 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

Merchant banking debt investments that have been funded are recorded in other assets at amortized cost on the consolidated statements of financial condition. At September 30, 2012, we had two funded merchant banking debt investments totaling $14.0 million. Merchant banking investments are monitored regularly by our financial risk committee.

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

During the third quarter of our fiscal year ended December 31, 2012, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Yet To Be Purchased Under the Plans or Programs (1)

Month #1
(July 1, 2012 to July 31, 2012)	996	$21.63	—	$18	million
Month #2
(August 1, 2012 to August 31, 2012)	8,722	$22.57	—	$18	million
Month #3
(September 1, 2012 to September 30, 2012)	133	$27.81	—	$18	million
Total	9,851	$22.54	—	$18	million

(1)	On July 28, 2010, we announced that our board of directors had authorized the repurchase of up to $75 million of common stock through September 30, 2012.

In addition, a third-party trustee makes open-market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.

In the third quarter of 2012, our board of directors authorized the repurchase of up to $100 million in common shares through September 30, 2014. This share repurchase authorization became effective on October 1, 2012.

ITEM 6. EXHIBITS

Exhibit Number	Description	Method of Filing
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certifications	Filed herewith

101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (v) the notes to the Consolidated Financial Statements.
Filed herewith
 ______________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 2, 2012.

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

101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (v) the notes to the Consolidated Financial Statements.
Filed herewith
 ______________________________