Form 10-K
period 2012-12-31
PIPER JAFFRAY COMPANIES
filed 2013-02-27
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑
The aggregate market value of the 16,693,775 shares of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates based upon the last sale price, as reported on the New York Stock Exchange, of the Common Stock on June 30, 2012 was approximately $391 million.
As of February 20, 2013, the registrant had 17,684,098 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s Proxy Statement for its 2013 Annual Meeting of Shareholders to be held on May 8, 2013.

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

ITEM 1.     BUSINESS.

Overview

Piper Jaffray Companies is an investment bank and asset management firm, serving the needs of corporations, private equity groups, public entities, non-profit entities and institutional investors in the U.S. and internationally. Founded in 1895, Piper Jaffray provides a broad set of products and services, including equity and debt capital markets products; public finance services; financial advisory services; equity and fixed income institutional brokerage; equity and fixed income research; and asset management services. Our headquarters are located in Minneapolis, Minnesota and we have offices across the United States and international locations in London, Hong Kong and Zurich. We market our investment banking and institutional securities business under a single name - Piper Jaffray - which gives us a consistent brand across this business. Our asset management business is marketed under Advisory Research, Inc., which we acquired in March 2010.

Prior to 1998, Piper Jaffray was an independent public company. U.S. Bancorp acquired the Piper Jaffray business in 1998 and operated it through various subsidiaries and divisions. At the end of 2003, U.S. Bancorp facilitated a tax-free distribution of our common stock to all U.S. Bancorp shareholders, causing Piper Jaffray to become an independent public company again.

Our Businesses

We operate through two reportable business segments, Capital Markets and Asset Management. The Capital Markets segment provides investment banking and institutional sales, trading and research services for various equity and fixed income products. This segment also includes our alternative asset management funds and principal investments. The Asset Management segment includes traditional asset management activities and related services.

Capital Markets

•
Investment Banking - We raise capital through equity financings and provide advisory services, primarily relating to mergers and acquisitions, for our corporate clients. We operate in the following focus industries: business services, clean technology and renewables, consumer, healthcare, industrials, and technology, media and telecommunications, primarily focusing on middle-market clients. For our government and non-profit clients, we underwrite debt issuances and provide financial advisory and interest rate risk management services. Our public finance investment banking capabilities focus on state and local governments, cultural and social service non-profit entities, and the healthcare, education, senior living and hospitality sectors.

•
Equity and Fixed Income Institutional Brokerage - We offer both equity and fixed income advisory and trade execution services for institutional investors and government and non-profit entities. Integral to our capital markets efforts, we have equity sales and trading relationships with institutional investors in the United States and Europe that invest in our core sectors. Our research analysts provide investment ideas and support to our trading clients on more than 550 companies. Our fixed income sales and trading professionals have expertise in municipal, corporate, mortgage, agency and structured product securities and cover a range of institutional investors. We engage in trading activities for both customer facilitation and strategic trading purposes. Our strategic trading activities are dedicated solely to investing our own capital, and focus on investments in municipal bond and non-agency mortgage-backed securities.

•
Principal Investments - We engage in merchant banking activities, which involve equity or debt investments in late stage private companies. Additionally, we have investments in private equity and venture capital funds and other firm investments.

•
Alternative Asset Management Funds - As certain of our strategic trading and merchant banking efforts have matured and an investment process has been developed, we have created alternative asset management funds investing in municipal securities and merchant banking in order to invest our own capital and to seek capital from outside investors.

Asset Management

•
Traditional Asset Management - Our traditional asset management business provides investment products through separately managed accounts and open-end and closed-end funds. Advisory Research, Inc. (“ARI”) manages domestic and international equity strategies for institutions, private clients and investment advisors. FAMCO MLP, a division of ARI, manages master limited partnerships (“MLPs”) and energy infrastructure strategies. Prior to the first quarter of 2012, FAMCO MLP was part of Fiduciary Asset Management, LLC. ("FAMCO"), which is a division of our asset management segment that primarily manages fixed income strategies. In the first quarter of 2012, we reorganized our FAMCO and ARI reporting units, which resulted in the FAMCO MLP business becoming part of ARI.

In 2012, we made the decision to shut down our Hong Kong capital markets business and ceased operations as of September 30, 2012. Additionally, we are actively pursuing a sale of our remaining FAMCO business. Subsequent to the reorganization discussed above, FAMCOs limited scale, client base and investment strategies, are not a compelling fit with the rest of our asset management business. For further information on our discontinued operations, see Note 4 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

Financial Information about Geographic Areas

We operate predominantly in the United States. We also provide investment banking, research, and sales and trading services to selected companies in international jurisdictions in Europe. Piper Jaffray Ltd. is our subsidiary domiciled in London, England. Additionally, we have an office in Hong Kong that operates under the name Piper Jaffray Hong Kong Ltd. and supports our U.S. equity advisory business. Net revenues from continuing operations derived from international operations were $12.2 million, $16.4 million, and $21.3 million for the years ended December 31, 2012, 2011, and 2010, respectively. Long-lived assets attributable to foreign operations were $1.1 million and $3.3 million at December 31, 2012 and 2011, respectively.

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

Employees

As of February 20, 2013, we had approximately 966 employees, of whom approximately 586 were registered with the Financial Industry Regulatory Authority (“FINRA”).

Regulation

As a participant in the financial services industry, our business is regulated by U.S. federal and state regulatory agencies, self-regulatory organizations (“SROs”) and securities exchanges, and by foreign governmental agencies, financial regulatory bodies and securities exchanges. We are subject to complex and extensive regulation of most aspects of our business, including the manner in which securities transactions are effected, net capital requirements, recordkeeping and reporting procedures, relationships and conflicts with customers, the handling of cash and margin accounts, conduct, experience and training requirements for certain employees, and the manner in which we prevent and detect money-laundering and bribery activities. The regulatory framework of the financial services industry is designed primarily to safeguard the integrity of the capital markets and to protect customers, not creditors or shareholders.

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

Our U.S. broker dealer subsidiary (Piper Jaffray & Co.) is registered as a securities broker dealer with the SEC and is a member of various SROs and securities exchanges. In July of 2007, the National Association of Securities Dealers and the member regulation, enforcement and arbitration functions of the New York Stock Exchange (“NYSE”) consolidated to form FINRA, which now serves as the primary SRO of Piper Jaffray & Co., although the NYSE continues to have oversight over NYSE-related market activities. FINRA regulates many aspects of our U.S. broker dealer business, including registration, education and conduct of our employees, examinations, rulemaking, enforcement of these rules and the federal securities laws, trade reporting and the administration of dispute resolution between investors and registered firms. We have agreed to abide by the rules of FINRA (as well as those of the NYSE and other SROs), and FINRA has the power to expel, fine and otherwise discipline Piper Jaffray & Co. and its officers, directors and employees. Among the rules that apply to Piper Jaffray & Co. are the uniform net capital rule of the SEC (Rule 15c3-1) and the net capital rule of FINRA. Both rules set a minimum level of net capital a broker dealer must maintain and also require that a portion of the broker dealer's assets be relatively liquid. Under the FINRA rule, FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below FINRA requirements. In addition, Piper Jaffray & Co. is subject to certain notification requirements related to withdrawals of excess net capital. As a result of these rules, our ability to make withdrawals of capital from Piper Jaffray & Co. may be limited. In addition, Piper Jaffray & Co. is licensed as a broker dealer in each of the 50 states, requiring us to comply with applicable laws, rules and regulations of each state. Any state may revoke a license to conduct a securities business and fine or otherwise discipline broker dealers and their officers, directors and employees.

We also operate entities that are licensed and regulated by the Hong Kong Securities and Futures Commission and the U.K. Financial Services Authority. Entities operating in the Hong Kong region are registered under the laws of Hong Kong and subject to the Securities and Futures Ordinance. While we ceased operations related to our Hong Kong capital markets business as of September 30, 2012, we expect to maintain a more limited presence in the Hong Kong region to facilitate our U.S. advisory business. Our operating entity registered under the laws of England and Wales is authorized and regulated by the U.K. Financial

Services Authority. The Hong Kong Securities and Futures Commission and the U.K. Financial Services Authority regulate these entities (in their respective jurisdictions) in areas of capital adequacy, customer protection and business conduct, among others.

Entities in the jurisdictions identified above are also subject to anti-money laundering regulations. Piper Jaffray & Co., our U.S. broker-dealer subsidiary, is subject to the USA PATRIOT Act of 2001, which contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations requiring us to implement standards for verifying client identification at account opening, monitoring client transactions and reporting suspicious activity. Our entities in Hong Kong and the United Kingdom are subject to similar anti-money laundering laws and regulations. We are also subject to the U.S. Foreign Corrupt Practices Act as well as other anti-bribery laws in the jurisdictions in which we operate. These laws generally prohibit companies and their intermediaries from engaging in bribery or making other improper payments to foreign officials for the purpose of obtaining or retaining business or gaining an unfair business advantage.

We maintain asset management subsidiaries that are registered as investment advisers with the SEC and subject to regulation and oversight by the SEC. These entities are ARI, FAMCO, Piper Jaffray Investment Management LLC ("PJIM"), and PJC Capital Partners LLC. As registered investment advisors, these entities are subject to requirements that relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between advisor and advisory clients, as well as general anti-fraud prohibitions. Certain investment funds that we manage are registered investment companies under the Investment Company Act, as amended. Those funds and entities that serve as the funds' investment advisors are subject to the Investment Company Act and the rules and regulations of the SEC, which regulate the relationship between a registered investment company and its investment advisor and prohibit or severely restrict principal transactions or joint transactions, among other requirements. ARI and FAMCO are also authorized by the Irish Financial Services Regulatory Authority as an investment advisor in Ireland and cleared by the Luxembourg Commission de Surviellance du Secteur Financier as a manager to Luxembourg funds. ARI has established a Tokyo office which is a Representative Office of a Foreign Investment Advisor subject to Japanese laws and regulations. PJIM is registered with the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”) as a commodities pool operator. The registrations with the CFTC and NFA allow PJIM to enter into derivative instruments (e.g, interest rate swaps and credit default swap index contracts) to hedge risks associated with certain security positions of funds managed by PJIM.

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

Executive Officers

Information regarding our executive officers and their ages as of February 20, 2013, are as follows:

Name	Age	Position(s)
Andrew S. Duff	55	Chairman and Chief Executive Officer
Chad R. Abraham	44	Co-Head of Global Investment Banking and Capital Markets
Frank E. Fairman	55	Head of Public Finance
John W. Geelan	37	General Counsel and Secretary
Jeff P. Klinefelter	45	Global Head of Equities
R. Scott LaRue	52	Co-Head of Global Investment Banking and Capital Markets
Brien M. O’Brien	56	Head of Asset Management
Debbra L. Schoneman	44	Chief Financial Officer
M. Brad Winges	45	Head of Fixed Income Services

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

Frank E. Fairman is head of our public finance services business, a position he has held since July 2005. Prior to that, he served as head of the firm's public finance investment banking group from 1991 to 2005, as well as the head of the firm's municipal derivative business from 2002 to 2005. He has been with Piper Jaffray since 1983.

John W. Geelan is our general counsel and secretary. He served as assistant general counsel and assistant secretary from November 2007 until becoming general counsel in January 2013. Mr. Geelan joined Piper Jaffray in 2005.

Jeff P. Klinefelter is the global head of our equities business, a position he has held since July 2012. From May 2010 until July 2012, he served as head of equity research. Mr. Klinefelter joined Piper Jaffray in 1997, serving as a research analyst until being appointed global head of equities.

R. Scott LaRue is our co-head of global investment banking and capital markets, a position he has held since October 2010. He had previously served as global co-head of consumer investment banking since February 2010, after having served as co-head of consumer investment banking since August 2004. He has been with Piper Jaffray since 2003.

Brien M. O’Brien is our head of asset management. He has served in this role since joining Piper Jaffray in March 2010 following the closing of the transaction with Advisory Research, Inc., an asset management firm based in Chicago, Illinois. From 1996 until joining Piper Jaffray, he was chairman and chief executive officer of Advisory Research.

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

Economic and market conditions have had, and will continue to have, a direct and material impact on our results of operations and financial condition because performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity. For example:

•
Our equities investment banking revenue, in the form of underwriting, placement and financial advisory fees is directly related to global macroeconomic conditions and corresponding financial market activity. As an example, a significant component of our investment banking revenues are derived from initial public offerings of middle-market companies in growth sectors, and activity in this area is highly correlated to the macroeconomic environment. While equity markets advanced again in 2012 and volatility generally remains low, the pace of U.S. economic growth remains slow and has been impacted by a number of uncertainties. Factors weighing on the U.S. economy include tepid job growth and persistently high unemployment, concerns about the budget deficit and federal spending cuts, and economic conditions in Europe. If these factors were to worsen, it could lead to equity market declines and volatility, which would likely have a significant negative impact on our results of operations.

•
In 2012, interest rates remained at historically low levels as the uncertain U.S. economic recovery, continued quantitative easing, and European sovereign debt crisis held U.S. Treasury yields at their low levels. While we largely expect interest rates to remain at historically low levels in 2013, the Federal Reserve may pare its quantitative easing efforts or take other actions if the economic recovery gains momentum or if inflationary indicators arise. Interest rate volatility, especially if the changes are rapid or severe, could negatively impact our fixed income institutional business during 2013. As an example, a large percentage of our securities inventory — both positions held for facilitating client activity and our own strategic trading positions — consist of fixed income securities, and a rapid increase in interest rates would lower the value of these positions, possibly significantly, and may not be mitigated by our interest rate hedging strategies.

•
In 2012, our public finance investment banking business recovered from a significant industry-wide decline in municipal underwriting activity, stemming from uncertainties over municipal-issuer credit quality and state and local government budget deficits. Despite the year-over-year improvement, we expect state and local governments to continue to struggle with budget pressures in 2013, which could have a negative impact on the volume and size of municipal transactions. Also, the low interest rate environment impacts our public finance investment banking business in the form of increased competition from traditional lenders. A reduction in the number of completed transactions and/or the size of these transactions would reduce operating results for public finance investment banking.

•
An unsustainable economic recovery would likely result in a decline in the financial markets, reducing asset valuations and adversely impacting our asset management business. A reduction in asset values would negatively impact this business by reducing the value of assets under management, and as a result, the revenues generated from this business.

It is difficult to predict the market conditions for 2013, which are dependent in large part upon the pace and sustainability of the global economic recovery. Our smaller scale and the cyclical nature of the economy and this industry leads to volatility in our financial results, including our operating margins, compensation ratios and revenue and expense levels. Our financial performance may be limited by the fixed nature of certain expenses, the impact from unanticipated losses or expenses during the year, and the inability to scale back costs in a timeframe to match decreases in revenue-related changes in market and economic conditions. As a result, our financial results may vary significantly from quarter-to-quarter and year-to-year.

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

Our results for a particular period may be disproportionately impacted by declines in specific sectors of the global economy, or for certain products within the financial services industry, due to our business mix and focus areas. For example:

•
Our fixed income institutional business derives its revenue from sales and trading activity in the municipal market and from products within the taxable market, including structured mortgages, hybrid preferreds and government agency products. Increased market volatility historically leads to the widening of credit spreads and a decline in customer activity, which negatively impacts our results of operations from this business. As an example, our municipal strategic trading activities — a significant contributor to our overall fixed income institutional business — experienced reduced returns in the second half of 2011 as a result of volatility and the widening of credit spreads stemming from the European sovereign debt crisis. Also, our operating results for our fixed income institutional business may not correlate with the results of other firms or the fixed income market generally because we do not participate in significant segments of the fixed income markets (e.g., credit default swaps, and currencies and commodities).

•
Our equity investment banking business focuses on specific sectors, specifically business and financial services, clean technology and renewables, consumer, healthcare, industrial growth, and technology, media and telecommunications. Volatility or uncertainty in the business environment for these sectors, including but not limited to challenging market conditions for these sectors that are disproportionately worse than those impacting the economy and markets generally or downturns in these sectors that are independent of general economic and market conditions, may adversely affect our business. Further, we may not participate or may participate to a lesser degree than other firms in sectors that experience significant activity, such as depository financial institutions, energy and mining, and industrials, and our operating results may not correlate with the results of other firms which participate in these sectors.

•
Similar to our fixed income institutional business, our public finance investment banking business depends heavily upon conditions in the municipal market. Our ability to effect investment banking transactions in the state and local government sectors has been, and may continue to be, challenged by concerns over debt levels for municipal issuers and fiscal budgets. Our public finance business focuses on investment banking activity in sectors that include state and local government, higher education, housing, healthcare, and hospitality sectors, with an emphasis on transactions with a par value of $500 million or less. Challenging market conditions for these sectors that are disproportionately worse than those impacting the broader economy or municipal markets generally may adversely impact our business. Lastly, our fixed income institutional business and our public finance business could be materially adversely affected by the enactment, or the threat of enactment, of any legislation that would alter the financing alternatives available to municipalities through the elimination or reduction of tax-exempt bonds.

•
Our equities institutional brokerage business depends upon trading activity to generate revenue in the form of client commissions, and the level of this activity may vary based on economic and market conditions. In times of increased market uncertainty, we may experience reduced customer activity as investors remain cautious. Also, market stress and volatility may reduce the size of our customer base as hedge funds cease operations, having a negative impact on the results of operations for this business.

•
A significant portion of our asset management revenues are derived from actively-managed equity products, and this type of investment product has experienced asset outflows in recent years. Equity market uncertainty, the increased prevalence of lower-cost passively-managed funds, and other negative events impacting investor confidence, have contributed to this negative product trend. Outflows for this investment product negatively affect results of operations for this business, as revenues are closely tied to assets under management.

Our strategic trading and principal investments expose us to risk of loss.

We engage in a variety of activities in which we commit or invest our own capital, including strategic (i.e., proprietary) trading and principal investing. During 2012, our strategic trading activities related to municipal bonds and non-agency mortgage bonds constituted a considerable portion of our institutional brokerage revenues, and were a meaningful contributor to our overall revenues and operating income. These strategic trading activities — particularly with respect to non-agency mortgage bonds - comprise a meaningful percentage of our Level III assets within our securities inventory. Level III assets have little or no pricing observability, and may be less liquid than other securities that we hold in our securities inventory. In addition to strategic trading, we engage in principal investing, having established alternative asset management funds for municipal securities and merchant banking. We have invested firm capital in these funds alongside capital raised from outside investors, and intend to continue to develop these alternative asset management strategies. Additionally, we have principal investments in equity and debt instruments of private companies, and in private equity and venture capital funds, among other firm investments.

Our results from these activities may vary significantly from quarter to quarter, especially as it relates to strategic trading activity. We may incur significant losses from our strategic trading activities due to market fluctuations and volatility from quarter to quarter. In addition, we may engage in hedging transactions that if not successful, could result in losses. With respect to principal investing, our ability to withdraw our capital from these funds may be limited, increasing the risk of loss for these investments. Also, our merchant banking activity involves investments in late stage private companies, and we may be unable to realize our investment objectives by sale or other disposition at attractive prices.

Our stock price may fluctuate as a result of several factors, including but not limited to, changes in our revenues and operating results.

We have experienced, and expect to experience in the future, fluctuations in the market price of our common stock due to factors that relate to the nature of our business, including but not limited to changes in our revenues and operating results. Our business, by its nature, does not produce steady and predictable earnings on a quarterly basis, which causes fluctuations in our stock price that may be significant. Other factors that have affected, and may further affect, our stock price include changes in or news related to economic or market events or conditions, changes in market conditions in the financial services industry, including developments in regulation affecting our business, failure to meet the expectations of market analysts, changes in recommendations or outlooks by market analyst, and aggressive short selling similar to that experienced in the financial industry in 2008.

We may not be able to compete successfully with other companies in the financial services industry who often have significantly greater resources than we do.

The financial services industry remains extremely competitive, and our revenues and profitability will suffer if we are unable to compete effectively. An inability to effectively compete will also have a negative impact on our ability to achieve our strategic priorities, which include growth for our public finance, fixed income sales, asset management, and corporate advisory businesses. We compete generally on the basis of such factors as quality of advice and service, reputation, price, product selection, transaction execution and financial resources. Pricing and other competitive pressures in investment banking, including trends toward multiple book runners, co-managers, and multiple financial advisors handling transactions, have continued and could adversely affect our revenues. The trend toward multiple book runners has also been accompanied by a disparity in the portion of the fees received by the multiple book runners, with one of the book runners receiving a large percentage of the transaction fees.

We remain at a competitive disadvantage given our relatively small size compared to some of our competitors. Large financial services firms have a larger capital base, greater access to capital and greater resources than we have, affording them greater capacity for risk and potential for innovation, an extended geographic reach and flexibility to offer a broader set of products. For example, these firms have used their resources and larger capital base to take advantage of growth in international markets and to support their investment banking business by offering credit products to corporate clients, which is a significant competitive advantage. With respect to our fixed income institutional and public finance investment banking businesses, it is more difficult for us to diversify and differentiate our product set, and our fixed income business mix currently is concentrated in the municipal market and to a lesser extent corporate credits and structured mortgage products, potentially with less opportunity for growth than other firms which have grown their fixed income businesses by investing in, developing and offering non-traditional products (e.g., credit default swaps, interest rate products and currencies and commodities).

Legislative and regulatory proposals could significantly curtail the revenue from certain products that we currently provide.

Our public finance investment banking business underwrites debt issuances for government and non-profit clients, primarily on a tax exempt basis. Tax-exempt capital raising allows investors of these securities to exclude the bond interest for federal income tax purposes, resulting in lower interest expense for the issuer as compared to a taxable financing. Also, a significant percentage of our securities inventory — both positions held for client activity and our own strategic trading positions — consist of municipal securities. Further negotiations in 2013 regarding the budget deficit and federal spending cuts may also include similar proposals. Any reduction or elimination of tax-exempt bond interest could negatively impact the value of the municipal securities we hold in our securities inventory as well as our public finance investment banking business more generally, having a negative impact on the results of operations for these businesses.

Another proposal to address current debt and deficit levels is the levying of a sales tax on financial transactions, similar to that currently in place in certain European countries and proposed in region more broadly. Referred to as a “transactions tax” or “financial transactions tax,” this proposal would tax trading and other financial services activity in an effort to increase tax receipts. These proposals, which have been introduced both at the federal and state level, propose various tax rates for different types of transactions, encompassing activities within investment banking, institutional brokerage, and asset management. One such proposal, introduced in the U.S. House of Representatives in 2011, proposed various tax rates for different types of transactions, including a 0.25% tax on equity transactions. A similar tax was proposed in the state of Minnesota in early 2013 that would expand the sales tax base to include brokerage and investment consulting, which may include the activities noted above. This type of transaction tax would erode commission revenue, and also have a negative impact on our investment banking and asset management activities by increasing the costs associated with these businesses.

Our ability to attract, develop and retain highly skilled and productive employees is critical to the success of our business.

Historically, the market for qualified employees within the financial services industry has been marked by intense competition, and the performance of our business may suffer to the extent we are unable to attract and retain employees effectively, particularly given the relatively small size of our company and our employee base compared to some of our competitors and the geographic locations in which we operate. The primary sources of revenue in each of our business lines are commissions and fees earned on advisory and underwriting transactions and customer accounts managed by our employees, who have historically been recruited by other firms and in certain cases are able to take their client relationships with them when they change firms. Some specialized areas of our business are operated by a relatively small number of employees, the loss of any of whom could jeopardize the continuation of that business following the employee's departure.

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

Concentration of risk increases the potential for significant losses in our sales and trading, strategic (i.e., proprietary) trading, merchant banking and underwriting businesses. We have committed capital to these businesses, and we may take substantial positions in particular types of securities and/or issuers. This concentration of risk may cause us to suffer losses even when economic and market conditions are generally favorable for our competitors. Further, disruptions in the credit markets can make it difficult to hedge exposures effectively and economically. We also experience concentration of risk in our role as remarketing agent and broker dealer for certain types of municipal securities, including in our role as remarketing agent for approximately $4.0 billion of variable rate demand notes. In an effort to facilitate liquidity, we may (but are not required to) increase our inventory positions in securities, exposing ourselves to greater concentration of risk and potential financial losses from the reduction in value of illiquid positions. Further, inventory positions that benefit from a liquidity provider, such as certain types of variable rate demand notes, may be adversely affected by an event that results in termination of the liquidity provider's obligation, such as an insolvency or ratings downgrade of the monoline insurer.

An inability to readily divest or transfer trading positions may result in financial losses to our business.

Timely divestiture or transfer of our trading positions, including equity, fixed income and other securities positions, can be impaired by decreased trading volume, increased price volatility, rapid changes in interest rates, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions and changes in industry and government regulations. This is true for both customer transactions that we facilitate as well as strategic trading positions that we maintain. While we hold a security, we are vulnerable to valuation fluctuations and may experience financial losses to the extent the value of the security decreases and we are unable to timely divest, hedge or transfer our trading position in that security. The value may decline as a result of many factors, including issuer-specific, market or geopolitical events. In addition, in times of market uncertainty, the inability to transfer inventory positions may have an impact on our liquidity as funding sources generally decline and we are unable to pledge the underlying security as collateral. Our liquidity may also be impacted if we choose to facilitate liquidity for specific products and voluntarily increase our inventory positions in order to do so, exposing ourselves to greater market risk and potential financial losses from the reduction in value of illiquid positions.

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

Particular activities or products within our business have exposed us to increasing credit risk, including inventory positions, interest rate swap contracts with customer credit exposure, merchant banking debt investments, counterparty risk with two major financial institutions related to customer interest rate swap contracts without customer credit exposure, investment banking and advisory fee receivables, customer margin accounts, and trading counterparty activities related to settlement and similar activities. With respect to interest rate swap contracts with customer credit exposure, we have credit exposure with six counterparties totaling $31.7 million at December 31, 2012 as part of our matched-book interest rate swap program. A decline in interest rates in 2013 could increase our exposure. For example, a decrease in interest rates would increase the amount that would be payable to us in the event of a termination of the contract, and result in a corresponding increase in the amount that we would owe to our hedging counterparty. If our counterparty is unable to make its payment to us, we would still be obligated to pay our hedging counterparty, resulting in credit losses. With respect to merchant banking investments, we have two debt investments totaling $14.8 million as of December 31, 2012. Non-performance by our counterparties, clients and others, including with respect to our inventory positions, interest rate swap contracts with customer credit exposures and our merchant banking debt investments could result in losses, potentially material, and thus have a significant adverse effect on our business and results of operations.

An inability to access capital readily or on terms favorable to us could impair our ability to fund operations and could jeopardize our financial condition and results of operations.

Liquidity, or ready access to funds, is essential to our business. Several large financial institutions failed or merged with others during the credit crisis following significant declines in asset values in securities held by these institutions, and, during 2011, a financial institution failed due to liquidity issues related to the European sovereign debt crisis. To fund our business, we rely on bank financing as well as other funding sources such as the repurchase markets. The majority of our bank financing consists of uncommitted credit lines, which could become unavailable to us on relatively short notice. In an effort to mitigate this funding risk, we renewed a $250 million credit facility for the fourth consecutive year, and also issued $125 million of unsecured variable rate notes at the end of 2012, refinancing a three-year secured credit facility. The notes consist of two classes, with $50 million maturing in 18 months and $75 million maturing in 36 months. In order to further diversify our short-term funding needs, we also continue to maintain our $300 million commercial paper program, and initiated a second commercial program in the amount of $150 million during 2012.

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

In the future, we may need to incur debt or issue equity in order to fund our working capital requirements, as well as to execute our growth initiatives that may include acquisitions and other investments. Similarly, our access to funding sources may be contingent upon terms and conditions that may limit or restrict our business activities and growth initiatives. For example, the institutional notes noted above include covenants that, among other things, limit our leverage ratio and require maintenance of certain levels tangible net worth, regulatory net capital, and operating cash flow to fixed charges.

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

The completion of anticipated investment banking transactions in our pipeline is uncertain and partially beyond our control, and our investment banking revenue is typically earned only upon the successful completion of a transaction. In most cases, we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. For example, a client's acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client's or counterparty's business. If parties fail to complete a transaction on which we are advising or an offering in which we are participating, we earn little or no revenue from the transaction and may have incurred significant expenses (for example, travel and legal expenses) associated with the transaction. Accordingly, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties, and the number of engagements we have at any given time (and any characterization or description of our deal pipelines) is subject to change and may not necessarily result in future revenues.

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

We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we purchased as an underwriter at the anticipated price levels. As an underwriter, we also are subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite. Further, even though underwriting agreements with issuing companies typically include a right to indemnification in favor of the underwriter for these offerings to cover potential liability from any material misstatements or omissions, indemnification may be unavailable or insufficient in certain circumstances, for example if the issuing company has become insolvent. These underwriting-related risks may be greater with respect to our now-discontinued business in Asia because the Asian capital markets are generally less developed than those of the U.S. and many Asia-based issuer companies are less mature than may be the case in the U.S. and may have a higher risk profile. Additionally, indemnification and other contractual obligations of Asia-based companies may offer less protection to underwriters than they do for U.S. companies; Asia-based companies may have no assets in the U.S. upon which collection could be made, and a legal judgment obtained in the U.S. (for example related to an indemnification obligation) may be unenforceable in Asia.

As a market maker, we may own large positions in specific securities, and these undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if our holdings were more diversified.

Asset management revenue may vary based on investment performance and market and economic factors.

We have grown our asset management business in recent years, including with the acquisition of ARI in 2010, which has increased the risks associated with this business relative to our overall operations. Assets under management are a significant driver of this business, as revenues are primarily derived from management fees paid on the assets under management. Our ability to maintain or increase assets under management is subject to a number of factors, including investors' perception of our past performance, market or economic conditions, competition from other fund managers and our ability to negotiate terms with major investors.

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

To the extent our future investment performance is perceived to be poor in either relative or absolute terms, our asset management revenues will likely be reduced and our ability to attract new funds will likely be impaired. Even when market conditions are generally favorable, our investment performance may be adversely affected by our investment style and the particular investments that we make. Further, as the size and number of investment funds, including exchange-traded funds, hedge funds and private equity funds increases, it is possible that it will become increasingly difficult for us to attract new assets under management or price competition may mean that we are unable to maintain our current fee structures.

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

We use interest rate swaps, interest rate locks and credit default swap index contracts as a means to manage risk in certain inventory positions and to facilitate customer transactions. With respect to risk management, we enter into derivative contracts to hedge interest rate and market value risks associated with our security positions. The instruments use interest rates based upon either the Municipal Market Data (“MMD”) index, LIBOR or SIFMA index. We also enter into credit default swap index contracts to hedge risks associated with our taxable fixed income securities. These hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate and market value credit risk.

With respect to customer transactions, our fixed income business provides swaps and other interest rate hedging products to public finance clients, which we in turn hedge through a counterparty. There are risks inherent in our use of these products, including counterparty exposure and basis risk. Counterparty exposure refers to the risk that the amount of collateral in our possession on any given day may not be sufficient to fully cover the current value of the swaps if a counterparty were to suddenly default. Basis risk refers to risks associated with swaps where changes in the value of the swaps may not exactly mirror changes in the value of the cash flows they are hedging. It is possible that we may incur losses from our exposure to derivative and interest rate hedging products and the increased use of these products in the future. For example, if the derivative instruments that we use to hedge the risks associated with interest rate swap contracts with public finance clients where we have retained the credit risk are terminated as a result of a client credit event, we may incur losses if we make a payment to our hedging counterparty without recovering any amounts from our client.

The use of estimates and valuations in measuring fair value involve significant estimation and judgment by management.

We make various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring fair value of certain financial instruments, accounting for goodwill and intangible assets, establishing provisions for potential losses that may arise from litigation, and regulatory proceedings and tax examinations. Estimates are based on available information and judgment. Therefore, actual results could differ from our estimates and that difference could have a material effect on our consolidated financial statements. We could experience additional impairment charges related to the Company's asset management segment, which could materially adversely affect our results of operations.

Certain financial instruments, including financial instruments and other inventory positions owned, and financial instruments and other inventory positions sold but not yet purchased, are recorded at fair value, and unrealized gains and losses related to these financial instruments are reflected on our consolidated statements of operations. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments' complexity. Difficult market environments, such as those experienced in 2008, may cause transferable instruments to become substantially more illiquid and difficult to value, increasing the use of valuation models. Our future results of operations and financial condition may be adversely affected by the valuation adjustments that we apply to these financial instruments.

Our business is subject to extensive regulation in the jurisdictions in which we operate, and a significant regulatory action against our company may have a material adverse financial effect or cause significant reputational harm to our company.

As a participant in the financial services industry, we are subject to complex and extensive regulation of many aspects of our business by U.S. federal and state regulatory agencies, self-regulatory organizations (including securities exchanges) and by foreign governmental agencies, regulatory bodies and securities exchanges. Specifically, our operating subsidiaries include broker dealer and related securities entities organized in the United States, the United Kingdom and the Hong Kong Special Administrative Region of the People's Republic of China (“PRC”). Each of these entities is registered or licensed with the applicable local securities regulator and is a member of or participant in one or more local securities exchanges and is subject to all of the applicable rules and regulations promulgated by those authorities. In addition, our asset management subsidiaries, ARI, FAMCO, Piper Jaffray Investment Management LLC, and PJC Capital Partners LLC are registered as investment advisers with the SEC and subject to the regulation and oversight by the SEC.

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

The effort to combat money laundering also has become a high priority in governmental policy with respect to financial institutions. The obligation of financial institutions, including ourselves, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls which have increased, and may continue to increase, our costs. Any failure with respect to our programs in this area could subject us to serious regulatory consequences, including substantial fines, and potentially other liabilities. In addition, our international operations require compliance with anti-bribery laws, including the Foreign Corrupt Practices Act. These laws generally prohibit companies and their intermediaries from engaging in bribery or making other improper payments to foreign officials for the purpose of obtaining or retaining business or gaining an unfair business advantage. While our employees and agents are required to comply with these laws, we cannot ensure that our internal control policies and procedures will always protect us from intentional, reckless or negligent acts committed by our employees or agents, which acts could subject our company to fines or other regulatory consequences.

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

We may grow in part through corporate development activities that may include acquisitions, joint ventures and minority investment stakes. For example, we expanded our existing asset management business in March 2010 with the acquisition of ARI, a Chicago-based asset management firm. There are a number of risks associated with corporate development activities. Costs or difficulties relating to a transaction, including integration of products, employees, technology systems, accounting systems and management controls, may be difficult to predict accurately and be greater than expected causing our estimates to differ from actual results. We may be unable to retain key personnel after the transaction, and the transaction may impair relationships with customers and business partners. Also, our share price could decline after we announce or complete a transaction if investors view the transaction as too costly or unlikely to improve our competitive position. Longer-term, these activities require increased investment in management personnel, financial and management systems and controls and facilities, which, in the absence of continued revenue growth, would cause our operating margins to decline. More generally, any difficulties that we experience could disrupt our ongoing business, increase our expenses and adversely affect our operating results and financial condition. We also may be unable to achieve anticipated benefits and synergies from the transaction as fully as expected or within the expected time frame. Divestitures or elimination of existing businesses or products could have similar effects. For example, we shut down our Hong Kong capital markets business in 2012, and realized a pre-tax loss on the investment in our Hong Kong subsidiaries. We also recorded a non-cash goodwill impairment charge of $5.5 million in connection with our FAMCO business, which is classified as held for sale as of December 31, 2012.

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

Regulatory capital requirements may limit our ability to expand or maintain our present levels of business or impair our ability to meet our financial obligations.

We are subject to the SEC's uniform net capital rule (Rule 15c3-1) and the net capital rule of FINRA, which may limit our ability to make withdrawals of capital from Piper Jaffray & Co., our U.S. broker dealer subsidiary. The uniform net capital rule sets the minimum level of net capital a broker dealer must maintain and also requires that a portion of its assets be relatively liquid. FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below its requirements. Underwriting commitments require a charge against net capital and, accordingly, our ability to make underwriting commitments may be limited by the requirement that we must at all times be in compliance with the applicable net capital regulations.

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

Secure processing, storage and transmission of confidential and other information in our internal and outsourced computer systems and networks also is critically important to our business. We take protective measures and endeavor to modify them as circumstances warrant. However, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, inadvertent, erroneous or intercepted transmission of information (including by e-mail), and other events that could have an information security impact. If one or more of such events occur, this potentially could jeopardize our or our clients' or counterparties' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients', our counterparties' or third parties' operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

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

To the extent we conduct business outside the United States, for example in Asia and Europe, we are subject to risks including, without limitation, the risk that we will be unable to provide effective operational support to these business activities, the risk of non-compliance with foreign laws and regulations, and the general economic and political conditions in countries where we conduct business, which may differ significantly from those in the United States. In 2012, we shut down our Hong Kong capital markets business following a sustained period of operating losses, though we continue to maintain a presence in the region to facilitate advisory engagements. With respect to our Asia-based capital markets activity, we facilitated underwritten capital-raising transactions for Asia-based issuers, which may have exposed us to greater underwriting risk in our capital markets business as compared to the U.S., as noted above.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES.

As of February 20, 2013, we conducted our operations through 42 principal offices in 25 states and in London, Hong Kong and Zurich. All of our offices are leased. Our principal executive office is located at 800 Nicollet Mall, Suite 800, Minneapolis, Minnesota and, as of February 20, 2013, comprises approximately 240,000 square feet of leased space (approximately 90,000 square feet of this space is sublet to others). We have entered into a sublease arrangement with U.S. Bancorp, as lessor, for our offices at 800 Nicollet Mall, the term of which expires in May 2014. On May 30, 2012, we entered into a new lease agreement for 124,000 square feet of office space for the Company’s headquarters at 800 Nicollet Mall. The term of the lease commences on June 1, 2014, and expires on November 30, 2025, and includes an option to terminate the lease early effective January 31, 2022.

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

Litigation-related expenses include amounts we reserve and/or pay out as legal and regulatory settlements, awards or judgments, and fines. Parties who initiate litigation and arbitration proceedings against us may seek substantial or indeterminate damages, and regulatory investigations can result in substantial fines being imposed on us. We reserve for contingencies related to legal proceedings at the time and to the extent we determine the amount to be probable and reasonably estimable. However, it is inherently difficult to predict accurately the timing and outcome of legal proceedings, including the amounts of any settlements, judgments or fines. We assess each proceeding based on its particular facts, our outside advisors' and our past experience with similar matters, and expectations regarding the current legal and regulatory environment and other external developments that might affect the outcome of a particular proceeding or type of proceeding. Subject to the foregoing and except for the legal proceeding described below, we believe, based on our current knowledge, after appropriate consultation with outside legal counsel and taking into account our established reserves, that pending legal actions, investigations and regulatory proceedings, will be resolved with no material adverse effect on our consolidated financial condition, results of operations or cash flows. However, there can be no assurance that our assessments will reflect the ultimate outcome of pending proceedings, and the outcome of any particular matter may be material to our operating results for any particular period, depending, in part, on the operating results for that period and the amount of established reserves. We generally have denied, or believe that we have meritorious defenses and will deny, liability in all significant cases currently pending against us, and we intend to vigorously defend such actions.

Municipal Derivatives Investigations and Litigation

The U.S. Department of Justice (“DOJ”), Antitrust Division, the SEC and various state attorneys general are conducting broad investigations of numerous firms, including Piper Jaffray, for possible antitrust and securities violations in connection with the bidding or sale of guaranteed investment contracts and derivatives to municipal issuers from the early 1990s to date. These investigations commenced in November 2006, and approximately six years ago we received and responded to various subpoenas and requests for information. In December 2007, the DOJ notified one of our employees, whose employment subsequently was terminated, that he is regarded as a target of the investigation. In addition, several class action complaints were brought on behalf of a purported class of state, local and municipal government entities that purchased municipal derivatives directly from one of the defendants or through a broker, from January 1, 1992, to the present. The complaints, which have been consolidated into a single nationwide class action entitled In re Municipal Derivatives Antitrust Litigation, MDL No. 1950 (Master Docket No. 08-2516), allege antitrust violations and are pending in the U.S. District Court for the Southern District of New York under the multi-district litigation rules. The consolidated complaint seeks unspecified treble damages under the Sherman Act. Several California municipalities also brought separate class action complaints in California federal court, and approximately eighteen California municipalities and two New York municipalities filed individual lawsuits that are not as part of class actions, all of which have since been transferred to the Southern District of New York and consolidated for pretrial purposes. All three sets of complaints assert similar claims under federal (and for the California and New York plaintiffs, state) antitrust claims.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange under the symbol “PJC.” The following table contains historical quarterly price information for the years ended December 31, 2012 and 2011. On February 20, 2013, the last reported sale price of our common stock was $40.77.

2012 Fiscal Year	High	Low
First Quarter	$27.20	$21.03
Second Quarter	27.46	20.53
Third Quarter	27.81	19.56
Fourth Quarter	32.13	25.33

2011 Fiscal Year	High	Low
First Quarter	$43.54	$35.68
Second Quarter	42.17	27.96
Third Quarter	32.00	17.93
Fourth Quarter	21.95	16.99

Shareholders

We had 17,365 shareholders of record and approximately 33,673 beneficial owners of our common stock as of February 20, 2013.

Dividends

We do not intend to pay cash dividends on our common stock for the foreseeable future. Our board of directors is free to change our dividend policy at any time. Restrictions on our U.S. broker dealer subsidiary’s ability to pay dividends are described in Note 26 to the consolidated financial statements.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended December 31, 2012.

			Total Number of Shares	Approximate
			Purchased as Part of	Dollar Value of Shares
	Total Number of	Average Price	Publicly Announced	Yet to be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs (1)
Month #1
(October 1, 2012 to October 31, 2012)	—	$—	—	$100	million
Month #2
(November 1, 2012 to November 30, 2012)	1,755	$29.17	—	$100	million
Month #3
(December 1, 2012 to December 31, 2012)	156,577	$29.38	156,577	$95	million
Total	158,332	$29.37	156,577	$95	million

(1)
On August 24, 2012, we announced that our board of directors had authorized the repurchase of up to $100.0 million of common stock through September 30, 2014. This share repurchase authorization became effective on October 1, 2012.

In addition, a third-party trustee makes open-market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.

Stock Performance Graph

The following graph compares the performance of an investment in our common stock from December 31, 2007 through December 31, 2012, with the S&P 500 Index and the S&P 500 Diversified Financials Index. The graph assumes $100 was invested on December 31, 2007, in each of our common stock, the S&P 500 Index and the S&P 500 Diversified Financials Index and that all dividends were reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

FIVE YEAR TOTAL RETURN FOR PIPER JAFFRAY COMPANIES COMMON STOCK,
THE S&P 500 INDEX AND THE S&P DIVERSIFIED FINANCIALS INDEX

$120
$100
$80
$60
$40
$20
12/31/2007
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
PJC
S&P 500
S&P 500 Diversified Financials

Company/Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Piper Jaffray Companies	100	85.84	109.26	75.58	43.61	69.37
S&P 500 Index	100	63.00	79.67	91.68	93.61	108.59
S&P 500 Diversified Financials	100	41.38	53.95	56.69	39.66	56.06

ITEM 6.     SELECTED FINANCIAL DATA.

The following table presents our selected consolidated financial data for the periods and dates indicated. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	For the year ended December 31,
(Dollars and shares in thousands, except per share data)	2012	2011		2010	2009	2008
Revenues:
Investment banking	$230,929	$200,500		$237,847	$195,970	$153,749
Institutional brokerage	172,023	136,096		162,539	218,463	112,341
Asset management	65,215	63,307		55,948	5,122	5,268
Interest	48,844	55,440		51,703	40,453	49,220
Other income/(loss)	1,231	8,313		6,685	(1,011)	(2,086)

Total revenues	518,242	463,656		514,722	458,997	318,492

Interest expense	29,290	31,573		34,788	18,081	20,471

Net revenues	488,952	432,083		479,934	440,916	298,021

Non-interest expenses:
Compensation and benefits	296,882	265,015		280,047	257,842	222,994
Restructuring-related expense	3,642	—		10,699	3,541	17,016
Goodwill impairment	—	120,298		—	—	130,500
Other	119,417	126,959		135,371	119,444	141,724

Total non-interest expenses	419,941	512,272		426,117	380,827	512,234

Income/(loss) from continuing operations before income tax expense/(benefit)	69,011	(80,189)		53,817	60,089	(214,213)

Income tax expense/(benefit)	19,470	9,120		32,163	26,706	(38,617)

Net income/(loss) from continuing operations	49,541	(89,309)		21,654	33,383	(175,596)

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	(5,807)	(11,248)		2,276	(3,187)	(7,275)

Net income/(loss)	43,734	(100,557)		23,930	30,196	(182,871)

Net income/(loss) applicable to noncontrolling interests	2,466	1,463		(432)	(173)	104

Net income/(loss) applicable to Piper Jaffray Companies	$41,268	$(102,020)		$24,362	$30,369	$(182,975)

Net income/(loss) applicable to Piper Jaffray Companies' common shareholders	$35,335	$(102,020)	(1)	$18,929	$24,888	$(182,975)	(1)

Amounts applicable to Piper Jaffray Companies
Income/(loss) from continuing operations	$47,075	$(90,772)		$22,086	$33,556	$(175,700)
Income/(loss) from discontinued operations, net of tax	(5,807)	(11,248)		2,276	(3,187)	(7,275)
Net income/(loss) applicable to Piper Jaffray Companies	$41,268	$(102,020)		$24,362	$30,369	$(182,975)

Earnings/(loss) per basic common share
Income/(loss) from continuing operations	$2.58	$(5.79)		$1.12	$1.72	$(11.09)
Income/(loss) from discontinued operations	(0.32)	(0.72)		0.12	(0.16)	(0.46)
Earnings/(loss) per basic common share	$2.26	$(6.51)		$1.23	$1.56	$(11.55)

Earnings/(loss) per diluted common share
Income/(loss) from continuing operations	$2.58	$(5.79)		$1.12	$1.72	$(11.09)
Income/(loss) from discontinued operations	(0.32)	(0.72)		0.11	(0.16)	(0.46)
Earnings/(loss) per diluted common share	$2.26	$(6.51)	(2)	$1.23	$1.55	$(11.55)	(2)

Weighted average number of common shares
Basic	15,615	15,672		15,348	15,952	15,837
Diluted	15,616	15,672	(2)	15,378	16,007	15,837	(2)

Other data
Total assets	$2,087,733	$1,655,721		$2,033,787	$1,703,330	$1,320,158
Long-term debt	$125,000	$115,000		$125,000	$—	$—
Total common shareholders' equity	$733,292	$718,391		$813,312	$778,616	$747,979
Total employees (3)	907	919		922	934	917

(1)	No allocation of income was made due to loss position.

(2)	Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred.

(3)	Number of employees reflect continuing operations.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the accompanying audited consolidated financial statements and related notes and exhibits included elsewhere in this report. Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward looking statements include, among other things, statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under “Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2012 and in our subsequent reports filed with the SEC. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under “External Factors Impacting Our Business” as well as the factors identified under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as updated in our subsequent reports filed with the SEC. These reports are available at our Web site at www.piperjaffray.com and at the SEC Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

Explanation of Non-GAAP Financial Measures

We have included financial measures that are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These non-GAAP financial measures exclude the effects of a goodwill impairment charge recognized in 2011 and affect the following financial measure disclosures: net income/loss from continuing operations applicable to Piper Jaffray Companies, earnings per diluted common share, non-compensation expenses, non-interest expenses, Capital Markets pre-tax operating income/loss and Capital Markets pre-tax operating margin. These non-GAAP measures should not be considered a substitute for measures of financial performance prepared in accordance with GAAP. These non-GAAP financial measures have been used because management believes they are useful to investors by providing greater transparency and more relevant measures of our operating performance and aid comparison to other periods.

Executive Overview

Our continuing operations are principally engaged in providing investment banking, institutional brokerage, asset management and related financial services to corporations, private equity groups, public entities, non-profit entities and institutional investors in the United States and Europe. We operate through two reportable business segments:

Capital Markets – The Capital Markets segment provides institutional sales, trading and research services and investment banking services. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Investment banking services include management of and participation in underwritings, merger and acquisition services and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Also, we generate revenue through strategic trading activities, which focus on proprietary investments in municipal bond and non-agency mortgage-backed securities, and merchant banking activities, which involve equity or debt investments in late stage private companies. As certain of these efforts have matured and an investment process has been developed, we have created alternative asset management funds in merchant banking and municipal securities in order to invest firm capital as well as seek capital from outside investors. We receive management and performance fees for managing these funds.

Asset Management – The Asset Management segment provides traditional asset management services with product offerings in equity and master limited partnership (“MLP”) securities to institutions and individuals through proprietary distribution channels. Revenues are generated in the form of management and performance fees. The majority of our performance fees, if earned, are generally recognized in the fourth quarter. Revenues are also generated through investments in the partnerships and funds that we manage.

Our discontinued operations for all periods presented include the operating results of our Hong Kong capital markets business and Fiduciary Asset Management, LLC ("FAMCO"), a division of our asset management segment.

As of September 30, 2012, we ceased operations related to our Hong Kong capital markets business. As a result of discontinuing this business, we will realize net cash proceeds of approximately $19.1 million, due principally to a U.S. tax benefit for the realized loss on the investment in our Hong Kong subsidiaries. The results of the Hong Kong capital markets business were previously reported in our Capital Markets segment.

We are actively pursuing a sale of FAMCO. Strategically, given its client base, limited scale and investment strategies, it is not a compelling fit with the rest of our asset management business. In light of this, FAMCO is classified as held for sale and reported in discontinued operations for all periods presented. The results of FAMCO were previously reported in our Asset Management segment. As discussed in Part I, Item 1 of this Form 10-K, in the first quarter of 2012 we reorganized our FAMCO and ARI reporting units, resulting in FAMCO's MLP business becoming part of ARI.

See Note 4 to our consolidated financial statements for further discussion of our discontinued operations.

Our business is a human capital business. Accordingly, compensation and benefits comprise the largest component of our expenses, and our performance is dependent upon our ability to attract, develop and retain highly skilled employees who are motivated and committed to providing the highest quality of service and guidance to our clients.

Results for the year ended December 31, 2012

For the year ended December 31, 2012, net income applicable to Piper Jaffray Companies, including continuing and discontinued operations, was $41.3 million, or $2.26 per diluted common share. Net income applicable to Piper Jaffray Companies from continuing operations in 2012 was $47.1 million, or $2.58 per diluted common share, compared with a net loss applicable to Piper Jaffray Companies from continuing operations of $90.8 million, or $5.79 per diluted common share, for the prior-year period. The net loss in 2011 included a $118.4 million after-tax non-cash charge for impairment of goodwill related to our Capital Markets reporting unit. Excluding this charge, in 2011 we recorded net income applicable to Piper Jaffray Companies, from continuing operations of $27.7 million(1), or $1.44(1) per diluted common share. Net revenues from continuing operations for the year ended December 31, 2012 were $489.0 million, up 13.2 percent from the $432.1 million reported in the year-ago period due primarily to higher fixed income institutional brokerage revenues, particularly related to our strategic trading activities. In 2012, we recorded increased debt financing and advisory services revenues, offset in part by lower equity institutional brokerage revenues. For the year ended December 31, 2012, non-compensation expenses from continuing operations were $123.1 million, down slightly from $127.0 million in 2011 (excluding the $120.3 million goodwill impairment charge).

(1)    Net income/(loss) from continuing operations applicable to Piper Jaffray Companies and earnings per share

For the Year Ended
(Amounts in thousands, except per share data)	December 31, 2011
Loss from continuing operations	$(90,772)
Adjustment to exclude the goodwill impairment charge, net of income tax	118,448

Net income from continuing operations, excluding the goodwill impairment charge	$27,676

Net income from continuing operations applicable to Piper Jaffray Companies common shareholders, excluding the goodwill impairment charge	$22,593

Diluted earnings per common share, excluding the goodwill impairment charge	$1.44

Weighted average number of common shares outstanding — diluted	15,685

Market Data

The following table provides a summary of relevant market data over the past three years.

				2012	2011
Year Ended December 31,	2012	2011	2010	v 2011	v 2010
Dow Jones Industrials Average (a)	13,104	12,218	11,578	7.3%	5.5%
NASDAQ (a)	3,020	2,605	2,653	15.9%	(1.8)%
NYSE Average Daily Number of Shares Traded (millions of shares)	1,146	1,552	1,764	(26.2)%	(12.0)%
NASDAQ Average Daily Number of Shares Traded (millions of shares)	1,741	2,042	2,192	(14.7)%	(6.8)%
Mergers and Acquisitions (number of transactions in U.S.) (b)	8,400	8,539	8,214	(1.6)%	4.0%
Public Equity Offerings (number of transactions in U.S.) (c) (e)	748	663	783	12.8%	(15.3)%
Initial Public Offerings (number of transactions in U.S.) (c)	139	138	155	0.7%	(11.0)%
Managed Municipal Underwritings (number of transactions in U.S.) (d)	12,994	10,574	13,828	22.9%	(23.5)%
Managed Municipal Underwritings (value of transactions in billions in U.S.) (d)	$374.2	$287.7	$433.3	30.1%	(33.6)%
10-Year Treasuries Average Rate	1.80%	2.79%	3.21%	(35.3)%	(13.3)%
3-Month Treasuries Average Rate	0.09%	0.05%	0.14%	63.5%	(61.6)%

(a)	Data provided is at period end.

(b)	Source: Securities Data Corporation.

(c)	Source: Dealogic (offerings with reported market value greater than $20 million).

(d)	Source: Thomson Financial.

(e)	Number of transactions includes convertible offerings.

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

Factors that differentiate our business within the financial services industry may also affect our financial results. For example, our business focuses on a middle-market clientele in specific industry sectors. If the business environment for our focus sectors is impacted disproportionately as compared to the economy as a whole, or does not recover on pace with other sectors of the economy, our business and results of operations will be negatively impacted. In addition, our business could be affected differently than overall market trends. Given the variability of the capital markets and securities businesses, our earnings may fluctuate significantly from period to period, and results for any individual period should not be considered indicative of future results.

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

Outlook for 2013

We believe a gradual economic recovery will continue into 2013 with the potential to benefit several of our businesses. We are mindful, however, that certain factors could cause a more challenging economic environment to emerge in 2013. The impact of recent tax increases and pending spending cuts could have a negative impact on economic growth. In addition, the ongoing political debate related to the U.S. debt ceiling limit, the federal budget, and the level of federal deficit spending will intensify in early 2013. As we have seen in recent years, global issues like the European debt crisis also can impact the U.S. economy and our businesses. In 2012, equity market volatility remained near a five-year low and the equity markets posted positive results, which resulted in increased U.S. capital markets activity as compared to 2011. We believe that the level of U.S. capital markets activity will continue to improve in 2013 if the key economic metrics remain strong. However, this level of activity can change rapidly as economic and market indicators fluctuate. In the fourth quarter of 2012, we recorded strong advisory services revenues partially attributed to sellers' desire to complete deals prior to the year-end and pending tax increases. This may result in lower advisory activity in early 2013. We anticipate that interest rates will remain at historically low levels throughout 2013 consistent with policy statements communicated by the U.S. Federal Reserve. The low interest rate environment, which aided our tax-exempt financing revenues in 2012, will continue to provide a favorable environment for refinancing of existing debt. We generated robust fixed income institutional brokerage revenue in 2012, particularly related to our strategic trading activities. These revenues will vary from period to period as a result of the timing of transactions based on market opportunities and other economic factors. Our asset management performance in 2013 will continue to be dependent upon equity valuations and our investment performance, which can impact the amount of client inflows and outflows of assets under management. Lastly, over the past few years, there has been a market trend of assets flowing out of equities into fixed income or alternative asset classes. We believe there are early indications that this trend may be reversing.

Results of Operations

Financial Summary

The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

	Year Ended December 31,					As a Percentage of Net Revenues
				2012	2011	for the Year Ended December 31,
(Dollars in thousands)	2012	2011	2010	v2011	v2010	2012	2011	2010
Revenues:
Investment banking	$230,929	$200,500	$237,847	15.2%	(15.7)%	47.2%	46.4%	49.6%
Institutional brokerage	172,023	136,096	162,539	26.4	(16.3)	35.2	31.6	33.9
Asset management	65,215	63,307	55,948	3.0	13.2	13.3	14.7	11.7
Interest	48,844	55,440	51,703	(11.9)	7.2	10.0	12.8	10.8
Other income	1,231	8,313	6,685	(85.2)	24.4	0.3	1.9	1.4

Total revenues	518,242	463,656	514,722	11.8	(9.9)	106.0	107.3	107.2

Interest expense	29,290	31,573	34,788	(7.2)	(9.2)	6.0	7.3	7.2

Net revenues	488,952	432,083	479,934	13.2	(10.0)	100.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	296,882	265,015	280,047	12.0	(5.4)	60.7	61.3	58.4
Occupancy and equipment	26,454	28,430	30,034	(7.0)	(5.3)	5.4	6.6	6.3
Communications	20,543	22,121	22,832	(7.1)	(3.1)	4.2	5.1	4.8
Floor brokerage and clearance	8,054	8,925	11,347	(9.8)	(21.3)	1.6	2.1	2.4
Marketing and business development	19,908	22,640	21,642	(12.1)	4.6	4.1	5.2	4.5
Outside services	27,998	27,570	30,265	1.6	(8.9)	5.7	6.4	6.3
Restructuring-related expense	3,642	—	10,699	N/M	N/M	0.7	—	2.2
Goodwill impairment	—	120,298	—	N/M	N/M	—	27.8	—
Intangible asset amortization expense	6,944	7,256	6,474	(4.3)	12.1	1.4	1.7	1.3
Other operating expenses	9,516	10,017	12,777	(5.0)	(21.6)	1.9	2.3	2.7

Total non-interest expenses	419,941	512,272	426,117	(18.0)	20.2	85.9	118.6	88.8

Income/(loss) from continuing operations before income tax expense	69,011	(80,189)	53,817	N/M	N/M	14.1	(18.6)	11.2

Income tax expense	19,470	9,120	32,163	113.5	(71.6)%	4.0	2.2	6.7

Income/(loss) from continuing operations	49,541	(89,309)	21,654	N/M	N/M	10.1	(20.8)	4.5

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	(5,807)	(11,248)	2,276	(48.4)	N/M	(1.2)	(2.6)	0.5

Net income/(loss)	43,734	(100,557)	23,930	N/M	N/M	8.9	(23.3)	5.0

Net income/(loss) applicable to noncontrolling interests	2,466	1,463	(432)	68.6%	N/M	0.5	0.3	(0.1)

Net income/(loss) applicable to Piper Jaffray Companies	$41,268	$(102,020)	$24,362	N/M	N/M	8.4%	(23.6)%	5.1%
N/M – Not meaningful

For the year ended December 31, 2012, we recorded net income applicable to Piper Jaffray Companies, including continuing and discontinued operations, of $41.3 million. Net revenues from continuing operations for the year ended December 31, 2012 were $489.0 million, a 13.2 percent increase from the year-ago period. In 2012, investment banking revenues were $230.9 million, compared with $200.5 million in 2011, due to higher public finance and advisory services revenues. For the year ended December 31, 2012, institutional brokerage revenues increased 26.4 percent to $172.0 million, compared with $136.1 million in the prior year, driven by strong fixed income strategic trading revenues. In 2012, asset management fees were $65.2 million, up modestly compared with 2011. Net interest income in 2012 decreased 18.1 percent to $19.6 million, compared with $23.9 million in 2011. The decrease was primarily the result of a strategic decision to further diversify from overnight funding sources to short term funding sources with extended terms. These short term funding sources with extended terms typically have higher interest costs than overnight financing obtained from repurchase obligations. The change in net interest income is also partly attributable to a decline of our average long inventory balances. For the year ended December 31, 2012, other income was $1.2 million, compared with $8.3 million in the prior year as we recorded higher investment gains associated with our merchant banking activities in 2011. In 2012, non-interest expenses from continuing operations increased 7.1 percent to $419.9 million, compared with $392.0 million in 2011, which excludes the pre-tax goodwill impairment charge of $120.3 million. This increase was driven by increased variable compensation due to improved operating performance.

For the year ended December 31, 2011, we recorded a net loss applicable to Piper Jaffray Companies, including continuing and discontinued operations, of $102.0 million. Included in this loss was a $118.4 million after-tax charge for the impairment of goodwill related to our Capital Markets reporting unit. Net revenues from continuing operations for the year ended December 31, 2011 were $432.1 million, a 10.0 percent decrease from the year-ago period. In 2011, investment banking revenues were $200.5 million, compared with $237.8 million in 2010. This decline was due to lower equity underwriting and public finance underwriting revenues, as well as decreased advisory services revenues. For the year ended December 31, 2011, institutional brokerage revenues decreased 16.3 percent to $136.1 million, compared with $162.5 million in the prior year, driven by decreased performance in cash equities and taxable fixed income products. In 2011, asset management fees were $63.3 million, compared with $55.9 million in 2010. The increased revenues were driven by a full year of revenue for ARI, which we acquired on March 1, 2010, offset by lower performance fees. Net interest income in 2011 increased 41.1 percent to $23.9 million, compared with $16.9 million in 2010. The increase was primarily the result of higher interest income earned on higher average net inventory balances, particularly related to municipal securities. Other income increased to $8.3 million in 2011, compared with $6.7 million in the prior year, due to higher investment gains associated with our merchant banking activities. Non-interest expenses increased to $512.3 million for the year ended December 31, 2011. Excluding the goodwill impairment charge of $120.3 million, non-interest expenses were $392.0 million in 2011, compared with $426.1 million in the prior year. This decline was driven by a decrease in variable compensation due to lower operating performance in 2011 and $10.7 million of expense incurred in 2010 to restructure the firm’s European operations.

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

For the year ended December 31, 2012, compensation and benefits expenses increased 12.0 percent to $296.9 million from $265.0 million in 2011, due to increased variable compensation expense driven by higher net revenues and operating profits. Compensation and benefits expenses as a percentage of net revenues was 60.7 percent in 2012, compared with 61.3 percent in 2011. The lower compensation ratio in 2012 was driven by increased revenues and our mix of business as we recorded significantly higher fixed income strategic trading revenues in 2012, which have a lower compensation payout.

Compensation and benefits expenses decreased 5.4 percent to $265.0 million in 2011, from $280.0 million in 2010. This decrease was due to lower variable compensation costs resulting from reduced net revenues and profitability. Compensation expense in 2010 was reduced by a $5.0 million compensation expense reversal related to a performance-based restricted stock award granted to our leadership team that was no longer expected to be earned. Compensation and benefits expenses as a percentage of net revenues were 61.3 percent for 2011, compared with 58.4 percent for 2010. The higher compensation ratio was primarily driven by the impact of fixed compensation costs on a reduced revenue base and the impact of the compensation expense reversal, which decreased the 2010 compensation rate by 1.0 percent.

Occupancy and Equipment – For the year ended December 31, 2012, occupancy and equipment expenses decreased 7.0 percent to $26.5 million, compared with $28.4 million in 2011. The decrease was primarily due to cost saving initiatives.

Occupancy and equipment expenses decreased 5.3 percent to $28.4 million in 2011, compared with $30.0 million in 2010. The decrease was primarily attributable to lower occupancy costs due to the consolidation of office space in New York City, which occurred in the fourth quarter of 2010.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the year ended December 31, 2012, communication expenses decreased 7.1 percent to $20.5 million, compared with $22.1 million in 2011. The decrease was primarily attributable to lower market data service expenses.

In 2011, communication expenses were $22.1 million, a 3.1 percent decrease from 2010.

Floor Brokerage and Clearance – For the year ended December 31, 2012, floor brokerage and clearance expenses decreased 9.8 percent to $8.1 million, compared with $8.9 million in 2011. The decline was due to lower trading fees resulting from lower U.S. equity client volumes.

For the year ended December 31, 2011, floor brokerage and clearance expenses decreased 21.3 percent to $8.9 million, compared with $11.3 million in 2010. The decline was due to lower trading fees resulting from more efficient routing methods and lower U.S. equity client volumes, as well as our exit from the distribution of European securities completed in the fourth quarter of 2010.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment and promotional and advertising costs. In 2012, marketing and business development expenses decreased 12.1 percent to $19.9 million, compared with $22.6 million in 2011. In 2011, we recorded higher travel expenses from write-offs related to equity investment banking deals that were never completed due to volatility in the capital markets.

In 2011, marketing and business development expenses increased 4.6 percent to $22.6 million, compared with $21.6 million in 2010. This increase was driven by travel expenses written-off related to equity investment banking deals that were never completed and higher travel expenses related to our asset management business.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees and other professional fees. In 2012, outside services expenses were $28.0 million, essentially flat compared with 2011.

In 2011, outside services expenses decreased 8.9 percent to $27.6 million, compared with $30.3 million in 2010, primarily due to reductions in legal fees and lower securities processing expenses.

Restructuring-Related Expense – In 2012, we recorded a pre-tax restructuring charge of $3.6 million, consisting of $2.4 million of severance benefits and $1.2 million for the reduction of leased office space.

In 2010, we recorded a pre-tax restructuring charge of $10.7 million, primarily related to restructuring the firm’s European operations, consisting of employee severance costs, charges related to leased office space and contract termination costs related to the modification of technology contracts.

Goodwill Impairment — During the fourth quarter of 2011, we completed our annual goodwill impairment testing, which resulted in a non-cash goodwill impairment charge of $120.3 million related to our Capital Markets reporting unit. The charge primarily related to the goodwill originating from our 1998 acquisition by U.S. Bancorp, which was retained by us when we spun off as a separate public company on December 31, 2003.

Intangible Asset Amortization Expense – Intangible asset amortization expense includes the amortization of definite-lived intangible assets consisting of asset management contractual relationships. In 2012, intangible asset amortization expense was $6.9 million, compared with $7.3 million in 2011.

In 2011, intangible asset amortization expense was $7.3 million, compared with $6.5 million in 2010. The increase in 2011 reflects a full year of intangible asset amortization expense related to the acquisition of ARI.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses decreased 5.0 percent to $9.5 million in 2012, compared with $10.0 million in 2011, due primarily to a business tax refund received in 2012.

Other operating expenses decreased to $10.0 million in 2011, compared with $12.8 million in 2010. This decrease primarily resulted from decreased litigation-related expenses.

Income Taxes - For the year ended December 31, 2012, our provision for income taxes was $19.5 million, equating to an effective tax rate of 28.2 percent. In 2012, we recorded a tax benefit for the reversal of previously accrued uncertain state income tax positions of $7.4 million, net of federal tax, partially offset by a $4.6 million write-off of deferred tax assets related to equity grants that either were forfeited or vested at share prices lower than the grant date share price.

In 2011, our provision for income taxes was $9.1 million. In 2011, we incurred a pre-tax loss due to the $120.3 million goodwill impairment charge. Excluding the goodwill impairment charge, the substantial majority of which had no tax impact, we recorded pre-tax income from continuing operations of $40.1 million, which resulted in an effective tax rate for 2011 of 22.7 percent. Income tax expense in 2011 included a $1.1 million partial reversal of our U.K. subsidiary’s deferred tax asset valuation allowance as we expect future taxable profits.

In 2010, our provision for income taxes was $32.2 million, an effective tax rate of 59.8 percent. Our elevated tax rate in 2010 was principally due to a $5.8 million write-off of deferred tax assets resulting from restricted stock grants that vested at share prices lower than the grant date share price and net operating losses in the U.K.

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

The following table provides our segment performance for the periods presented:

	Year Ended December 31,
					2012	2011
(Dollars in thousands)	2012	2011		2010	v2011	v2010
Net revenues
Capital Markets	$424,138	$369,037		$423,609	14.9%	(12.9)%
Asset Management	64,814	63,046		56,325	2.8	11.9
Total net revenues	$488,952	$432,083		$479,934	13.2%	(10.0)%

Pre-tax operating income/(loss)
Capital Markets	$52,510	$(95,297)	(1)	$39,128	N/M	N/M
Asset Management	16,501	15,108		14,689	9.2%	2.9%
Total pre-tax operating income/(loss)	$69,011	$(80,189)		$53,817	N/M	N/M

Pre-tax operating margin
Capital Markets	12.4%	N/M	(1)	9.2%
Asset Management	25.5%	24.0%		26.1%
Total pre-tax operating margin	14.1%	N/M		11.2%
N/M – Not meaningful

(1)
Capital Markets pre-tax operating loss for 2011 includes a $120.3 million goodwill impairment charge. Excluding this charge, Capital Markets pre-tax operating income for 2011 was $25.0 million and produced a pre-tax operating margin of 6.8 percent.

Capital Markets

	Year Ended December 31,
				2012	2011
(Dollars in thousands)	2012	2011	2010	v2011	v2010
Net revenues:
Investment banking
Financing
Equities	$73,180	$74,161	$89,537	(1.3)%	(17.2)%
Debt	74,102	54,565	65,996	35.8	(17.3)
Advisory services	86,165	74,373	86,032	15.9	(13.6)
Total investment banking	233,447	203,099	241,565	14.9	(15.9)

Institutional sales and trading
Equities	75,723	86,175	100,847	(12.1)	(14.5)
Fixed income	119,253	77,017	79,663	54.8	(3.3)
Total institutional sales and trading	194,976	163,192	180,510	19.5	(9.6)

Other income/(loss)	(4,285)	2,746	1,534	N/M	79.0

Total net revenues	424,138	369,037	423,609	14.9	(12.9)

Non-interest expenses
Goodwill impairment	—	120,298	—	N/M	N/M
Operating expenses	371,628	344,036	384,481	8.0	(10.5)
Total non-interest expenses	371,628	464,334	384,481	(20.0)%	20.8%

Pre-tax operating income/(loss)	$52,510	$(95,297)	$39,128	N/M	N/M
Non-GAAP pre-tax operating income (1)	N/A	$25,001	N/A	N/A	N/A

Pre-tax operating margin	12.4%	N/M	9.2%
Non-GAAP pre-tax operating margin (1)	N/A	6.8%	N/A
N/M – Not meaningful
N/A – Not applicable

(1)	Excludes a $120,298 pre-tax goodwill impairment charge.

Capital Markets net revenues increased 14.9 percent to $424.1 million for the year ended December 31, 2012, compared with $369.0 million in the prior-year period.

Investment banking revenues comprise all the revenues generated through financing and advisory services activities, including derivative activities that relate to debt financing. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.

In 2012, investment banking revenues increased 14.9 percent to $233.4 million compared with $203.1 million in the prior year, due to an increase in debt financing and advisory services revenues. For the year ended December 31, 2012, equity financing revenues were $73.2 million, essentially flat compared with the prior year. In 2012, we continued to experience sluggish equity capital markets activity due to uncertain economic conditions. During 2012, we completed 67 equity financings, raising $9.1 billion for our clients (excluding the $16.0 billion of capital raised from the Facebook initial public offering, on which we had a small co-manager position), compared with 60 equity financings, raising $12.9 billion in 2011. Equity financing revenues in 2012 were helped by the increased number of transactions for which we served as the book runner. In 2012, we were book runner on 55 percent of our transactions, representing 75 percent of fees, versus 46 percent of our transactions and 65 percent of our fees in 2011. Debt financing revenues in 2012 increased 35.8 percent to $74.1 million, compared with $54.6 million in 2011, due to an increase in public finance revenues. In 2012, historically low interest rates created client refinancing opportunities, which resulted in a 33.9 percent increase in our par value from new debt issuances. In addition, 2011 municipal underwriting activity was at historic lows following a robust 2010 municipal financing year driven by the taxable Build America Bonds. In 2012, we completed 568 public finance issues with a total par value of $9.3 billion, compared with 520 public finance issues with a total par value of $6.9 billion in 2011. Additionally, in 2012 we were able to grow our public finance economic market share. For the year ended

December 31, 2012, advisory services revenues increased 15.9 percent to $86.2 million due to higher U.S. advisory services revenue. The increased advisory services revenues were attributable to more conducive equity capital markets in the U.S., an increased internal focus on this product and motivated sellers anticipating tax increases for 2013. We completed 40 transactions with an aggregate enterprise value of $10.2 billion during 2012, compared with 38 transactions with an aggregate enterprise value of $5.2 billion in 2011.

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

In 2012, institutional brokerage revenues increased 19.5 percent to $195.0 million, compared with $163.2 million in 2011, driven by strong fixed income trading revenues. Equity institutional brokerage revenues decreased to $75.7 million in 2012, compared with $86.2 million in 2011. The decrease was attributable to lower U.S. equity client volumes resulting from the uncertainty in the equity markets in 2012. For the year ended December 31, 2012, fixed income institutional brokerage revenues increased to $119.3 million, compared with $77.0 million in the prior-year period. The increase was principally driven by our non-agency mortgage-backed security strategic trading activities. Additionally, in 2012 we experienced more favorable fixed income market conditions that resulted in higher customer activity and increased taxable fixed income sales and trading revenues.

Other income/loss includes gains and losses from our merchant banking investments and other firm investments, performance and management fees on municipal bond and merchant banking funds, interest expense related to long-term funding and a commitment fee on a bank line of credit. For the year ended December 31, 2012, other income/loss was a loss of $4.3 million as gains on our merchant banking and firm investments were not large enough to offset our interest expense related to long-term funding.

Capital Markets segment pre-tax operating margin for 2012 was 12.4 percent, compared with 6.8 percent, excluding the $120.3 million pre-tax goodwill impairment charge, for 2011. The increase compared to 2011 was due to operating leverage from higher net revenues and a lower compensation ratio due to our mix of business, as we recorded significantly higher fixed income strategic trading revenues in 2012, which have a lower compensation payout.

In 2011, investment banking revenues decreased to $203.1 million compared with $241.6 million in 2010, due to a decline in debt and equity financing revenues, as well as decreased advisory services revenues. For the year ended December 31, 2011, equity financing revenues decreased to $74.2 million, compared with $89.5 million in the prior-year period. In the second half of 2011, equity market volatility and uncertainty regarding the European debt crisis and other macroeconomic issues slowed capital-raising, particularly U.S. initial public offerings. During 2011, we completed 60 equity financings, raising $12.9 billion for our clients, compared with 85 equity financings, raising $10.9 billion in 2010. Debt financing revenues in 2011 decreased 17.3 percent to $54.6 million, compared with $66.0 million in 2010 due to a decline in public finance revenues. In 2011, our public finance revenues were negatively impacted by a significant industry-wide decline in municipal underwriting. For the industry, the par value of new negotiated issuances dropped 36.4 percent due to reduced borrowing from state and local governments and the significant volume of municipal issuances in the fourth quarter of 2010 from municipalities taking advantage of the expiring Build America Bond program. In 2011, our par value from new negotiated issuances dropped 14.9 percent, as compared to 36.4 percent for the industry, on 520 public finance issues with a total par value of $6.9 billion, compared with 567 public finance issues with a total par value of $8.1 billion during 2010. For the year ended December 31, 2011, advisory services revenues decreased 13.6 percent to $74.4 million due to lower U.S. advisory services revenue, partially offset by increased European advisory services revenue. During 2011, we completed 38 transactions with an aggregate enterprise value of $5.2 billion, compared with 43 transactions with an aggregate enterprise value of $10.3 billion in 2010.

In 2011, institutional brokerage revenues declined 9.6 percent to $163.2 million, compared with $180.5 million in 2010, driven by lower institutional brokerage revenues in both equity and fixed income products. Equity institutional brokerage revenues decreased to $86.2 million in 2011, compared with $100.8 million in 2010. The decrease was attributable to lower U.S. client volumes and our exit from the distribution of European securities in the fourth quarter of 2010. For the year ended December 31, 2011, fixed income institutional brokerage revenues decreased to $77.0 million, compared to $79.7 million in the prior-year period. The relatively low interest rate environment and increased volatility created a challenging fixed income trading environment that reduced customer activity and resulted in lower taxable fixed income sales and trading revenues. This decline was partially offset by higher municipal strategic trading revenues, which comprised a significant amount of our fixed income business in 2011 and 2010, respectively.

For the year ended December 31, 2011, other income increased to $2.7 million, compared with $1.5 million in 2010, as a result of increased gains on our merchant banking investments.

Excluding the $120.3 million pre-tax goodwill impairment charge, Capital Markets segment pre-tax operating margin for 2011 was 6.8 percent, compared to 9.2 percent for 2010. The decrease compared to 2010 was due to the impact of fixed compensation costs on a reduced revenue base.

Asset Management

	Year Ended December 31,
				2012	2011
(Dollars in thousands)	2012	2011	2010	v2011	v2010
Net revenues:
Management fees
Value equity	$48,696	$50,619	$41,135	(3.8)%	23.1%
MLP	14,600	10,254	6,066	42.4	69.0
Total management fees	63,296	60,873	47,201	4.0	29.0

Performance fees
Value equity	785	2,092	7,998	(62.5)	(73.8)
MLP	—	153	749	(100.0)	(79.6)
Total performance fees	785	2,245	8,747	(65.0)	(74.3)

Total management and performance fees	64,081	63,118	55,948	1.5	12.8

Other income/(loss)	733	(72)	377	N/M	N/M

Total net revenues	64,814	63,046	56,325	2.8	11.9

Operating expenses	48,313	47,938	41,636	0.8	15.1

Pre-tax operating income	$16,501	$15,108	$14,689	9.2%	2.9%

Pre-tax operating margin	25.5%	24.0%	26.1%
N/M – Not meaningful

Management and performance fee revenues comprise the revenues generated through management and investment advisory services performed for separately managed accounts, registered funds and partnerships. Fluctuations in financial markets and client asset inflows and outflows have a direct effect on management and performance fee revenues. Management fees are generally based on the level of assets under management (“AUM”) measured monthly or quarterly, and an increase or reduction in assets under management, due to market price fluctuations or net client asset flows, will result in a corresponding increase or decrease in management fees. Fees vary with the type of assets managed and the vehicle in which they are managed. Performance fees are earned when the investment return on assets under management exceeds certain benchmark targets or other performance targets over a specified measurement period. The level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in total assets under management. The majority of performance fees, if earned, are generally recorded in the fourth quarter of the applicable year or upon withdrawal of client assets. At December 31, 2012, approximately two percent of our AUM was eligible to earn performance fees.

For the year ended December 31, 2012, management fees were $63.3 million, an increase of 4.0 percent, compared with the prior year, as a decline in management fees from our value equity strategies were more than offset by increased management fees from our MLP product offerings. In 2012, management fees related to our value equity strategies decreased 3.8 percent to $48.7 million, compared with $50.6 million in 2011, due to a lower average effective revenue yield (total management fees as a percentage of our assets under management). Our average effective revenue yield for value equity strategies was 81 basis points in 2012, compared with 84 basis points in the prior year. Management fees associated with our MLP strategy increased 42.4 percent in 2012 to $14.6 million, compared with $10.3 million in 2011, due to increases in our average effective revenue yield and average AUM. Our average effective revenue yield for the MLP strategy was 49 basis points in 2012, compared with 43 basis points in the prior year.

For the year ended December 31, 2012, performance fees were $0.8 million, compared with $2.2 million in the prior year. The performance fees recorded during 2012 and 2011 were the result of certain funds exceeding their performance targets at the time of client asset withdrawals.

Other income/loss includes gains and losses from our investments in registered funds and private funds or partnerships that we manage. For the year ended December 31, 2012, other income/loss was income of $0.7 million compared with a loss of $0.1 million for the prior year.

Segment pre-tax operating margin for 2012 was 25.5 percent, compared to 24.0 percent for 2011.

For the year ended December 31, 2011, management fees increased 29.0 percent to $60.9 million, compared with $47.2 million in the prior year. In 2011, management fees related to our value equity strategies increased 23.1 percent to $50.6 million, compared with $41.1 million in 2010 due to the recognition of a full year of ARI's management fee revenues. Management fees associated with our MLP product offerings in 2011 increased 69.0 percent to $10.3 million, compared with $6.1 million in 2010, due primarily to a 78.3 percent increase in our average AUM.

For the year ended December 31, 2011, performance fees decreased to $2.2 million, compared with $8.7 million in the prior year. In 2010, the majority of the performance fees recorded were the result of two of our product offerings exceeding their benchmark and performance targets.

Other income/loss was a loss of $0.1 million in 2011, compared with income of $0.4 million in 2010.

Segment pre-tax operating margin for the year ended December 31, 2011 was 24.0 percent, compared to 26.1 percent for the prior year. The decreased margin in 2011 was driven by lower performance fees.

The following table summarizes the changes in our assets under management for the years ended December 31:

	Value
(Dollars in millions)	Equity	MLP	Total
Assets under management:
Balance at December 31, 2010	$6,449	$1,567	$8,016
Net inflows/(outflows)	(711)	912	201
Net market appreciation	67	272	339
Balance at December 31, 2011	$5,805	$2,751	$8,556
Net inflows/(outflows)	(515)	338	(177)
Net market appreciation	575	97	672
Balance at December 31, 2012	$5,865	$3,186	$9,051

Total assets under management increased $0.5 billion to $9.1 billion in 2012 as improved market performance in our value equity product offerings and client inflows into our MLP product offering more than offset client outflows related to our value equity product offerings. Value equity AUM was $5.9 billion at December 31, 2012, essentially flat compared to the prior year, as net market appreciation of $0.6 billion was offset by client outflows of $0.5 billion during 2012. In 2012, we continued to experience the broader market trend of AUM flowing out of equity products into fixed income or alternative assets. MLP AUM increased $0.4 billion to $3.2 billion in 2012 as we experienced net inflows of $0.3 billion and market appreciation of $0.1 billion.

For the year ended December 31, 2011, assets under management increased $0.5 billion to $8.6 billion as the MLP product offering client inflows and market appreciation more than offset the impact of equity product outflows. Value equity AUM decreased $0.6 billion to $5.8 billion in 2011, due primarily to client outflows of $0.7 billion as clients changed investment strategies and reallocated assets. MLP AUM increased $1.2 billion to $2.8 billion in 2011 as we experienced customer asset inflows of $0.9 billion and market appreciation of $0.3 billion.

Discontinued Operations

Discontinued operations include the operating results of our Hong Kong capital markets business, which ceased operations as of September 30, 2012, and our FAMCO subsidiary, which we are holding for sale as of December 31, 2012. The results of these businesses are presented as discontinued operations for all periods presented. For the year ended December 31, 2012, we recorded a loss from discontinued operations, net of tax, of $5.8 million, compared with a loss of $11.2 million in 2011, and income of $2.3 million in 2010.

The components of discontinued operations for the Hong Kong capital markets business are as follows:

	Year Ended December 31,
				2012	2011
(Dollars in thousands)	2012	2011	2010	v2011	v2010
Net revenues	$6,635	$15,996	$33,994	(58.5)%	(52.9)%

Restructuring expenses	11,535	—	—	N/M	N/M
Operating expenses	16,550	24,983	31,962	(33.8)	(21.8)
Total non-interest expenses	28,085	24,983	31,962	12.4	(21.8)

Income/(loss) from discontinued operations before income tax expense/(benefit)	(21,450)	(8,987)	2,032	138.7%	N/M

Income tax expense/(benefit)	(21,069)	1,927	648	N/M	197.4%

Income/(loss) from discontinued operations, net of tax	$(381)	$(10,914)	$1,384	N/M	N/M
N/M – Not meaningful

The $11.5 million of restructuring expenses recorded in 2012 consisted primarily of costs incurred for early termination of leased office space and severance benefits. Additionally, we recorded a $21.1 million U.S. tax benefit related to the realized loss on our Piper Jaffray Asia subsidiaries.

The components of discontinued operations for FAMCO are as follows:

	Year Ended December 31,
				2012	2011
(Dollars in thousands)	2012	2011	2010	v2011	v2010
Net revenues	$5,718	$6,584	$10,883	(13.2)%	(39.5)%

Goodwill impairment	5,508	—	—	N/M	N/M
Operating expenses	8,362	7,089	9,448	18.0	(25.0)
Total non-interest expenses	13,870	7,089	9,448	95.7%	(25.0)%

Income/(loss) from discontinued operations before income tax expense/(benefit)	(8,152)	(505)	1,435	N/M	N/M

Income tax expense/(benefit)	(2,726)	(171)	543	N/M	N/M

Income/(loss) from discontinued operations, net of tax	$(5,426)	$(334)	$892	N/M	N/M
N/M – Not meaningful

The $5.5 million non-cash goodwill impairment charge recorded in 2012 represents the full value of goodwill attributable to the FAMCO reporting unit and pertains to goodwill created from our 2007 acquisition of FAMCO.

See Note 4 to our consolidated financial statements for further discussion of our discontinued operations.

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

Valuation of Financial Instruments

Financial instruments and other inventory positions owned, financial instruments and other inventory positions sold, but not yet purchased, and certain of our investments recorded in other assets on our consolidated statements of financial condition consist of financial instruments recorded at fair value, either as required by accounting guidance or through the fair value election. Unrealized gains and losses related to these financial instruments are reflected on our consolidated statements of operations.

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. Based on the nature of our business and our role as a “dealer” in the securities industry or our role as a manager of alternative asset management funds, the fair values of our financial instruments are determined internally. Our processes are designed to ensure that the fair values  used for  financial  reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, unobservable inputs are developed based on an evaluation of all relevant empirical market data, including prices evidenced by market transactions, interest rates, credit spreads, volatilities and correlations, and other security-specific information. Valuation adjustments related to illiquidity or counterparty credit risk are also considered. In estimating fair value, we may use information provided by third-party pricing vendors to corroborate internally-developed fair value estimates.

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

Depending upon the product and terms of the transaction, the fair value of our derivative contracts can be observed or priced using models based on the net present value of estimated future cash flows. Our models generally incorporate inputs that we believe are representative of inputs other market participants would use to determine fair value of the same instruments, including contractual terms, yield curves, discount rates and measures of volatility. The valuation models and underlying assumptions are monitored over the life of the derivative product. If there are any changes necessary in the underlying inputs, the model is updated for those new inputs.

Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 820, "Fair Value Measurement," establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to inputs with little or no pricing observability (Level III measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following table reflects the composition of our Level III assets and Level III liabilities by asset class:

	Level III
	December 31,	December 31,
(Dollars in thousands)	2012	2011
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Fixed income securities	$—	$2,815
Municipal securities:
Tax-exempt securities	1,429	3,135
Short-term securities	656	175
Asset-backed securities	116,171	53,088
Derivative contracts	827	—
Total financial instruments and other inventory positions owned:	119,083	59,213

Investments	33,245	21,341
Total assets	$152,328	$80,554

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Convertible securities	$—	$1,171
Fixed income securities	—	900
Derivative contracts	5,218	3,594
Total financial instruments and other inventory positions sold, but not yet purchased:	$5,218	$5,665

The following table reflects activity with respect to our Level III assets and liabilities:

	Year Ended December 31,
(Dollars in thousands)	2012	2011
Assets:
Purchases	$145,042	$125,261
Sales	(79,608)	(115,386)
Transfers in	304	5,160
Transfers out	(266)	(7,610)
Realized gains/(losses)	808	1,657
Unrealized gains/(losses)	5,494	(4,781)

Liabilities:
Purchases	$(7,446)	$(35,434)
Sales	—	32,097
Transfers in	—	1,908
Transfers out	(1,171)	(3,615)
Realized losses	6,500	954
Unrealized losses	1,670	3,201

See Note 7 to our consolidated financial statements for additional discussion of Level III assets and liabilities.

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

Goodwill and Intangible Assets

We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities acquired requires certain management estimates. At December 31, 2012, we had goodwill of $196.8 million, all of which relates to our asset management segment.

Under FASB Accounting Standards Codification Topic 350, "Intangibles – Goodwill and Other," ("ASC 350") we are required to perform impairment tests of our goodwill and indefinite-life intangible assets annually and on an interim basis when certain events or circumstances exist that could indicate possible impairment. We have elected to test for goodwill impairment in the fourth quarter of each calendar year. We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if we conclude otherwise, then we are required to perform the two-step impairment test, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of our reporting units based on the following factors: our market capitalization, a discounted cash flow model using revenue and profit forecasts, public market comparables and multiples of recent mergers and acquisitions of similar businesses. Valuation multiples may be based on revenues, earnings before interest, taxes, depreciation and amortization (EBITDA), price-to-earnings or cash flows of comparable public companies and business segments. These multiples may be adjusted to consider competitive differences including size, operating leverage and other factors. The estimated fair values of our reporting units are compared with their carrying values, which includes the allocated goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value.

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

In the first quarter of 2012, we reorganized our FAMCO and ARI reporting units, resulting in FAMCO's MLP business becoming part of ARI, which triggered an interim impairment analysis of our goodwill. We concluded there was no impairment. In accordance with ASC 350, $44.6 million of the $50.1 million in goodwill attributable to our 2007 acquisition of FAMCO was reallocated to the ARI reporting unit.

We completed our annual goodwill impairment testing as of November 30, 2012, and concluded there was no goodwill impairment from continuing operations, which consists of our ARI reporting unit. We recorded a non-cash goodwill impairment charge of $5.5 million related to our FAMCO reporting unit reported within discontinued operations. The amount represents the full value of goodwill attributable to the FAMCO reporting unit. We estimated the fair value of our FAMCO reporting unit using a discounted cash flow model and the anticipated sales price for FAMCO, which is classified as held for sale. We also tested the intangible assets (indefinite and definite-lived) and concluded there was no impairment.

In 2011, our annual goodwill impairment testing resulted in a non-cash goodwill impairment charge of $120.3 million. The charge related to our capital markets reporting unit and primarily pertained to goodwill created from the 1998 acquisition of our predecessor, Piper Jaffray Companies, Inc., and its subsidiaries by U.S. Bancorp, which was retained by us when we spun-off from U.S. Bancorp on December 31, 2003.

Compensation Plans

Stock-Based Compensation Plans

As part of our compensation to employees and directors, we use stock-based compensation, consisting of restricted stock, restricted stock units and stock options. The Company accounts for equity awards in accordance with FASB Accounting Standards Codification Topic 718, "Compensation – Stock Compensation," ("ASC 718"), which requires all share-based payments to employees, including grants of employee stock options, to be recognized on the consolidated statements of operations at grant date fair value over the service period of the award, net of estimated forfeitures. We grant shares of restricted stock to current employees as part of year-end compensation (“Annual Grants”) and as a retention tool. Employees may receive restricted stock with service conditions upon initial hiring or as a retention award (“Sign-on Grants”). We have also granted incremental restricted stock awards with service conditions to key employees (“Retention Grants”), as well as restricted stock awards with performance conditions to members of senior management (“Performance Grants”). On May 15, 2012, we granted restricted stock units with market conditions to our leadership team (“Leadership Grants”). Upon closing of the ARI acquisition in March 2010, we granted restricted stock with service conditions to ARI employees (“Inducement Grants”).

Annual Grants are made each February for the prior fiscal year performance and constitute a portion of an employee’s annual incentive for the prior year. We recognize the compensation expense prior to the grant date of the award as we determined that the service inception date precedes the grant date. These grants are not subject to service requirements that employees must fulfill in exchange for the right to these awards, as the grants continue to vest after termination of employment, so long as the employee does not violate certain post-termination restrictions as set forth in the award agreements or any agreements entered into upon termination. Prior to 2011, Annual Grants were subject to three-year cliff vesting. Beginning in 2011, Annual Grants are subject to annual ratable vesting over a three-year period. Unvested shares are subject to post-termination restrictions. These post-

termination restrictions do not meet the criteria for an in-substance service condition as defined by ASC 718. Accordingly, such shares of restricted stock comprising Annual Grants are expensed in the period to which those awards are deemed to be earned, which is the calendar year preceding the February grant date. If any of these awards are forfeited, the lower of the fair value at grant date or the fair value at the date of forfeiture is recorded within the consolidated statements of operations as a reduction of compensation and benefits expense.

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

Performance-based restricted stock awards granted in 2008 and 2009 cliff vest upon meeting a specific performance-based metric prior to May 2013. Performance Grants are amortized on a straight-line basis over the period we expect the performance target to be met. The performance condition must be met for the awards to vest and total compensation cost will be recognized only if the performance condition is satisfied. The probability that the performance conditions will be achieved and that the awards will vest is reevaluated each reporting period with changes in actual or estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. In the third quarter of 2010, we deemed it improbable that the performance condition related to the Performance Grants would be met. As a result, we recorded a $6.6 million cumulative effect compensation expense reversal in the third quarter of 2010. As of December 31, 2012, we continue to believe it is improbable that the performance condition will be met prior to the expiration of the award.

The Leadership Grants will vest and convert to shares of common stock at the end of the 36-month performance period only if the Company satisfies predetermined market conditions over the performance period that began on May 15, 2012 and ends on May 14, 2015. Under the terms of the grant, the number of units that will vest and convert to shares will be based on the achievement of certain levels of absolute and relative shareholder return during the performance period. Compensation expense is amortized on a straight-line basis over the three-year requisite service period based on the fair value of the award on the grant date. The market conditions must be met for the awards to vest and compensation cost will be recognized regardless if the market conditions are satisfied. Employees forfeit unvested share units upon termination of employment with a corresponding reversal of compensation expense.

Stock-based compensation granted to our non-employee directors is in the form of unrestricted common shares of Piper Jaffray Companies stock. The stock-based compensation paid to non-employee directors is expensed on the grant date and included in our results of operations as outside services expense.

We granted stock options in fiscal years 2004 through 2008. The options were expensed on a straight-line basis over the required service period, based on the estimated fair value of the award on the grant date using a Black-Scholes option-pricing model. This model required management to exercise judgment with respect to certain assumptions, including the expected dividend yield, the expected volatility, and the expected life of the options. As described above pertaining to our Annual Grants of restricted shares, stock options granted to employees were expensed in the calendar year preceding the annual February grant. Stock options have a ten year life and will begin expiring in 2014.

Deferred Compensation Plan

We established a deferred compensation plan in 2012, which allows eligible employees to elect to receive a portion of the incentive compensation they would otherwise receive in the form of restricted stock or other equity, instead in restricted mutual fund shares (“MFRS Awards”) of registered funds managed by our asset management business. MFRS Awards are awarded to qualifying employees in February of each year, and represent a portion of their compensation for performance in the preceding year similar to our Annual Grants. MFRS Awards vest ratably over three years in equal installments and provide for continued vesting after termination of employment so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreement entered into upon termination. Forfeitures are recorded as a reduction of compensation and benefits expenses within the consolidated statements of operations.

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

Income Taxes

We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally, amortization of share-based compensation. The realization of deferred tax assets is assessed and a valuation allowance is recognized to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. We believe that our future taxable profits will be sufficient to recognize our U.S. deferred tax assets. However, if our projections of future taxable profits do not materialize, we may conclude that a valuation allowance is necessary, which would impact our results of operations in that period. As of December 31, 2012, we have a deferred tax asset valuation allowance of $5.1 million related to our U.K. subsidiary’s net operating loss carryforwards, which represents all but $1.1 million of the U.K. subsidiary’s deferred tax asset. We anticipate being able to reverse the full amount of our U.K. subsidiary's valuation allowance in the fourth quarter of 2013, based upon achieving three years of profitability and projected future earnings. This will result in a tax benefit to our results of operations.

In connection with the closure of our Hong Kong capital markets business, we realized a $21.1 million U.S. tax benefit due to a realized loss on the investment in our Hong Kong subsidiaries. The tax benefit represents the excess of the tax basis of our investment in the subsidiaries over the financial statement carrying amount (the deductible outside basis difference). We recorded the tax benefit within discontinued operations for the year ended December 31, 2012.

We record deferred tax benefits for future tax deductions expected upon the vesting of share-based compensation. If deductions reported on our tax return for share-based compensation (i.e., the value of the share-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with ASC 718), we record the excess tax benefit as additional paid-in capital. Conversely, if deductions reported on our tax return for share-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, we offset the deficiency first to any previously recognized excess tax benefits recorded as additional paid-in capital and any remaining deficiency is recorded as income tax expense. As of December 31, 2012, we did not have any available excess tax benefits within additional paid-in capital. Approximately 1,000,000 shares of restricted stock vested in 2012 at values less than the grant date fair value resulting in $4.6 million of income tax expense in 2012. Approximately 890,000 shares vested in the first quarter of 2013, resulting in $0.1 million of excess tax benefits recorded as additional paid-in capital in the first quarter of 2013.

We establish reserves for uncertain income tax positions in accordance with FASB Accounting Standards Codification Topic 740, "Income Taxes," when it is not more likely than not that a certain position or component of a position will be ultimately upheld by the relevant taxing authorities. Significant judgment is required in evaluating uncertain tax positions. Our tax provision and related accruals include the impact of estimates for uncertain tax positions and changes to the reserves that are considered appropriate. To the extent the probable tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of change and, in turn, our results of operations. In 2012, we recorded reversals of previously accrued uncertain state income tax positions of $7.4 million, net of federal income tax.

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

The majority of our tangible assets consist of assets readily convertible into cash. Financial instruments and other inventory positions owned are stated at fair value and are generally readily marketable in most market conditions. Receivables and payables with brokers, dealers and clearing organizations usually settle within a few days. As part of our liquidity strategy, we emphasize diversification of funding sources to the extent possible while considering terms and cost. Our assets are financed by our cash flows from operations, equity capital, and our funding arrangements. The fluctuations in cash flows from financing activities are directly related to daily operating activities from our various businesses. One of our most important risk management disciplines is our ability to manage the size and composition of our balance sheet. While our asset base changes due to client activity, market fluctuations and business opportunities, the size and composition of our balance sheet reflect our overall risk tolerance, our ability to access stable funding sources and the amount of equity capital we hold.

The following are financial instruments that are cash and cash equivalents, or are deemed by management to be generally readily convertible into cash or accessible for liquidity purposes within a short period of time:

			Average Balance for the
	December 31,		Year Ended December 31,
(Dollars in thousands)	2012	2011	2012		2011
Cash and cash equivalents:
Cash in banks	$54,025	$20,092	$39,920		$27,067
Cash in banks reserved for Credit Agreement repayment	—	14,240	12,786		7,895
Money market investments	51,346	50,692	39,063		16,155
Total cash and cash equivalents	$105,371	$85,024	$91,769	(1)	$51,117	(1)

(1)	Average balance calculated based upon ending daily balances.

In addition, we had cash and cash equivalents segregated of $31.0 million and $25.0 million that was available exclusively for customer liabilities included on our balance sheet as of December 31, 2012 and 2011, respectively. Cash and cash equivalents segregated consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Piper Jaffray & Co., our U.S. broker dealer subsidiary carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of our clients.

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

In 2010, our board of directors authorized the repurchase of up to $75 million in shares of our common stock through September 30, 2012. In the first nine months of 2012, we repurchased 1,488,881 shares or $33.5 million of our common stock related to this authorization. In the third quarter of 2012, our board of directors approved a new share repurchase authorization of up to $100 million in common shares through September 30, 2014. This new authorization became effective October 1, 2012. We repurchased 156,577 shares or $4.6 million of our common stock related to this new authorization. We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During 2012, we purchased 385,449 shares or $9.1 million of our common shares for this purpose.

Cash Flows

Cash and cash equivalents increased $20.3 million to $105.4 million at December 31, 2012 from December 31, 2011. Operating activities used $211.8 million of cash due to an increase in operating assets, particularly our net financial instruments and other inventory positions owned. Inventory increased related to the expansion of our fixed income sales and trading efforts to support customer flow and increases related to our strategic trading portfolios. The increase is also attributable to the low level of inventory we maintained at the end of 2011 as we managed risk due to more volatile market conditions at that time. Partially offsetting these increases in operating assets were increases in operating liabilities, particularly related to accrued compensation, payables to brokers, dealers and clearing organizations and other liabilities and accrued expenses. Investing activities in 2012 used $2.1 million of cash for the purchase of fixed assets. Cash of $234.3 million was provided through financing activities; primarily an increase in short-term financing, offset in part by decreases in repurchase agreements. A significant portion of our funding needs are driven by the levels of long inventory positions. As we increased our levels of long inventory in 2012, it led to an increase in funding needs, particularly related to short-term financing. Additionally, we entered into a Note Purchase Agreement under which we issued unsecured variable rate senior notes in late 2012, which provided $125.0 million in financing that was used to repay our bank syndicated credit agreement which had $115.0 million outstanding as of December 31, 2011. Offsetting these increases to financing was $47.2 million used to repurchase common stock.

Cash and cash equivalents increased $34.8 million to $85.0 million at December 31, 2011 from December 31, 2010. Operating activities provided $205.3 million of cash. Late in 2011, to manage risk due to volatile market conditions, we reduced long inventory balances, which increased our cash position. This reduction in long inventory resulted in a decreased receivable related to unsettled inventory trades, which provided additional cash flow. The reduction in long inventory also allowed us to reduce our short inventory hedges, which resulted in a decrease of our securities purchased under agreements to resell, when compared to December 31, 2010. Partially offsetting these increases in cash was a decrease in operating liabilities, particularly related to accrued compensation and other liabilities and accrued expenses. Additionally, included in our net loss of $100.6 million was a non-cash goodwill charge of $120.3 million. Investing activities in 2011 used $7.7 million of cash for the purchase of fixed assets. Cash of $162.7 million was used through financing activities. A significant portion of our funding needs are driven by the levels of long inventory positions. As we lowered our levels of long inventory late in 2011, it led to a reduction in funding needs, particularly related to repurchase agreements.

Cash and cash equivalents increased $9.2 million to $50.2 million at December 31, 2010 from December 31, 2009. Operating activities used $26.3 million of cash due to an increase in operating assets, particularly our net financial instruments and other inventory positions owned. During 2010, market conditions improved and as a result, we increased certain inventory balances to take advantage of opportunities in the market and to serve our clients. Investing activities in 2010 used $198.6 million of cash, the majority of which related to our acquisition of ARI. Cash of $234.2 million was provided through financing activities; primarily an increase in repurchase agreements and issuance of commercial paper, offset in part by $57.8 million utilized to repurchase common stock. Cash from financing activities was used to fund our acquisition of ARI and increased levels of securities inventory. Additionally, we entered into a three-year bank syndicated credit agreement in late 2010, which provided $125.0 million in financing that was used to repay the $120.0 million in variable rate senior notes on December 30, 2010.

Leverage

The following table presents total assets, adjusted assets, total shareholders’ equity and tangible shareholders’ equity with the resulting leverage ratios as of December 31:

(Dollars in thousands)	2012	2011
Total assets	$2,087,733	$1,655,721
Deduct: Goodwill and intangible assets	(240,480)	(253,656)
Adjusted assets	$1,847,253	$1,402,065

Total shareholders' equity	$790,175	$750,600
Deduct: Goodwill and intangible assets	(240,480)	(253,656)
Tangible shareholders' equity	$549,695	$496,944

Leverage ratio (1)	2.6	2.2

Adjusted leverage ratio (2)	3.4	2.8

(1)	Leverage ratio equals total assets divided by total shareholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible shareholders’ equity.

Adjusted assets and tangible shareholders’ equity are non-GAAP financial measures. A non-GAAP financial measure is a numeric measure of financial performance that includes adjustments to the most directly comparable measure calculated and presented in accordance with GAAP, or for which there is no specific GAAP measure. Goodwill and intangible assets are subtracted from total assets and total shareholders’ equity in determining adjusted assets and tangible shareholders’ equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets which can be deployed in a liquid manner. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our leverage ratio and adjusted leverage ratio increased from December 31, 2011 to December 31, 2012 as a result of higher inventory balances.

Our alternative asset management funds in municipal securities use leverage on a daily basis, generally through borrowings from their prime broker to purchase financial instruments and interest rate swaps. The level of borrowings fluctuates within a targeted average portfolio leverage level depending on market conditions and opportunities. The use of leverage increases the risk of losses due to factors such as rising interest rates. The rates at which the funds can borrow may have a substantial effect on performance. Volatility or illiquidity in the financial markets may also cause leverage to no longer be available. The impact of our alternative asset management funds are included in the above table.

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

Commercial Paper Program – Our U.S. broker dealer subsidiary, Piper Jaffray & Co, issues secured commercial paper to fund a portion of its securities inventory. This commercial paper is issued under two separate programs, CP Series A and CP Series II A, and is secured by different inventory classes, which is reflected in the interest rate paid on the respective program. The maximum amount that may be issued under CP Series A and CP Series II A is $300 million and $150 million, respectively. At December 31, 2012, CP Series A had $202.2 million outstanding and CP Series II A had $102.2 million outstanding. Both programs can issue with maturities of 28 to 270 days. The weighted average maturity of CP Series A and CP Series II A as of December 31, 2012 was 98 days and 34 days, respectively.

Prime Broker Arrangement – We have established an arrangement to obtain overnight financing by a single prime broker related to our alternative asset management funds in municipal securities. Financing under this arrangement is secured by certain securities, primarily municipal securities, and collateral limitations could reduce the amount of funding available under this arrangement. More specifically, this funding is at the discretion of the prime broker and could be denied, which may be particularly true during times of market stress or market perceptions of our exposures. At December 31, 2012, we had $172.6 million of financing outstanding under this prime broker arrangement.

Uncommitted Lines – We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $175 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have a $100 million uncommitted unsecured facility with one of these banks. All of these uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. More specifically, these lines are subject to approval by the respective bank each time an advance is requested and advances may be denied, which may be particularly true during times of market stress or market perceptions of our exposures. We manage our relationships with the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business. At December 31, 2012, we had no outstanding advances against these lines of credit.

Committed Lines – Our committed line is a one-year $250 million revolving secured credit facility. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co., our U.S. broker dealer subsidiary, to maintain a minimum net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 28, 2013. At December 31, 2012, we had no advances against this line of credit.

The following table presents the average balances outstanding for our various short-term funding sources by quarter for 2012 and 2011, respectively.

	Average Balance for the Three Months Ended
(Dollars in millions)	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
Funding source:
Repurchase agreements	$50.0	$71.0	$158.5	$114.3
Commercial paper	307.2	278.5	238.8	201.2
Prime broker arrangement	180.0	154.7	32.1	5.8
Short-term bank loans	0.2	3.5	40.9	9.7
Total	$537.4	$507.7	$470.3	$331.0

	Average Balance for the Three Months Ended
(Dollars in millions)	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
Funding source:
Repurchase agreements	$252.7	$324.6	$326.5	$253.6
Commercial paper	147.1	125.7	117.9	112.1
Prime broker arrangement	5.8	—	—	—
Short-term bank loans	13.4	68.1	68.7	24.7
Total	$419.0	$518.4	$513.1	$390.4

The average funding in the fourth quarter of 2012 increased to $537.4 million, compared with $507.7 million during the third quarter of 2012 as a result of higher average inventory balances in the fourth quarter of 2012. The increased inventory balances were the result of facilitating customer flow and an increase in proprietary positions. The average funding balance increased from $419.0 million in the fourth quarter of 2011 to $537.4 million in the fourth quarter of 2012, as a result of higher average inventory balances.

The following table presents the maximum daily funding amount by quarter for 2012 and 2011, respectively.

	For the Three Months Ended
(Dollars in millions)	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
Maximum amount of daily funding	$619.4	$613.8	$666.1	$486.0

	For the Three Months Ended
(Dollars in millions)	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
Maximum amount of daily funding	$597.3	$678.5	$661.2	$569.2

Variable rate senior notes

On November 30, 2012, we entered into a note purchase agreement (“Note Purchase Agreement”) under which we issued unsecured variable rate senior notes (“Notes”) in the amount of $125 million. The initial holders of the Notes are certain entities advised by Pacific Investment Management Company LLC (“PIMCO”). The Notes consist of two classes, Class A Notes and Class B Notes, with principal amounts of $50 million and $75 million, respectively. The unpaid principal amount of the Class A Notes and Class B Notes will be due on May 31, 2014 and November 30, 2015, respectively. The proceeds from the Notes were used to repay the outstanding balance under the three-year bank syndicated credit agreement (“Credit Agreement”), which eliminated our obligation to comply with the covenants under the Credit Agreement, including limitations on our share repurchasing activity. The remaining proceeds are used for general corporate purposes.

The Note Purchase Agreement includes customary events of default, including failure to pay principal when due or failure to pay interest within five business days of when due, any representation or warranty in the Note Purchase Agreement proving untrue in any material respect when made by us, failure to comply with the covenants in the Note Purchase Agreement, failure to pay or another event of default under other material indebtedness in an amount exceeding $10 million, bankruptcy or insolvency or a change in control. If there is any event of default, the noteholders may exercise customary remedies, including declaring the entire principal and any accrued interest on the Notes to be due and payable.

The Note Purchase Agreement includes covenants that, among other things, require us to maintain a minimum consolidated tangible net worth and minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. With respect to the net capital covenant, our U.S. broker dealer subsidiary is required to maintain minimum net capital of $120 million. At December 31, 2012, we were in compliance with all covenants.

Three-year bank syndicated credit agreement

On December 29, 2010, we entered into a Credit Agreement comprised of a $100 million amortizing term loan and a $50 million revolving credit facility. The unpaid principal and interest on the Credit Agreement was paid off on November 30, 2012 from the proceeds of the Notes.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments. The following table summarizes the contractual amounts at December 31, 2012, in total and by remaining maturity. Excluded from the table are a number of obligations recorded on the consolidated statements of financial condition that generally are short-term in nature, including secured financing transactions, trading liabilities, short-term borrowings and other payables and accrued liabilities.

On May 30, 2012, we entered into a lease agreement for 124,000 square feet of office space for the Company’s headquarters. The term of the lease commences on June 1, 2014, and expires on November 30, 2025, and includes an option to terminate the lease early effective January 31, 2022. Our contractual rental obligations for the full 11.5 year lease term are $24.5 million.

		2014	2016	2018 and
(Dollars in millions)	2013	- 2015	- 2017	thereafter	Total
Operating lease obligations	$13.0	$19.2	$16.5	$34.7	$83.4
Purchase commitments	13.8	14.8	8.6	4.2	41.4
Investment commitments (a)	—	—	—	—	44.0
Loan commitments (b)	—	—	—	—	—
Variable rate senior notes	—	125.0	—	—	125.0

(a)
The investment commitments have no specified call dates; however, the investment period for these funds is through 2016. The timing of capital calls is based on market conditions and investment opportunities. Investment commitments of $42.8 million related to a commitment to an affiliated merchant banking fund.

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

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2012, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $0.3 million of unrecognized tax benefits have been excluded from the contractual obligation table above. See Note 27 to the consolidated financial statements for a discussion of income taxes.

Capital Requirements

As a registered broker dealer and member firm of FINRA, our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. We also are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. At December 31, 2012, our net capital under the SEC’s uniform net capital rule was $178.9 million, and exceeded the minimum net capital required under the SEC rule by $177.9 million.

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

Our Piper Jaffray entities operating in the Hong Kong region are registered under the laws of Hong Kong and subject to the liquid capital requirements of the Securities and Futures (Finance Resources) Rule promulgated under the Securities and Futures Ordinance.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes our off-balance sheet arrangements at December 31, 2012 and 2011:

	Expiration Per Period at December 31, 2012						Total Contractual Amount
				2016	2018		December 31,	December 31,
(Dollars in thousands)	2013	2014	2015	- 2017	- 2019	Later	2012	2011
Customer matched-book derivative contracts (1) (2)	$50,220	$30,000	$72,765	$138,072	$85,250	$5,192,789	$5,569,096	$5,848,530
Trading securities derivative contracts (2)	—	—	—	—	—	244,250	244,250	99,750
Credit default swap index contracts (2)	—	—	96,000	134,650	—	—	230,650	188,000
Private equity investment commitments (3)	—	—	—	—	—	—	44,010	1,520

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with two major financial institutions, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $203.0 million at December 31, 2012) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At December 31, 2012, we had $31.7 million of credit exposure with these counterparties, including $17.6 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At December 31, 2012 and 2011, the net fair value of these derivative contracts approximated $35.5 million and $36.0 million, respectively.

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

We enter into derivative contracts in a principal capacity as a dealer to satisfy the financial needs of clients. We also use derivative products to hedge the interest rate and market value risks associated with our security positions. Our interest rate hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate risk. For a complete discussion of our activities related to derivative products, see Note 6, “Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased,” in the notes to our consolidated financial statements.

Loan Commitments

We may commit to bridge loan financing for our clients or make commitments to underwrite corporate debt. We had no loan commitments outstanding at December 31, 2012.

Private Equity and Other Principal Investments

A component of our private equity and principal investments, including investments made as part of our merchant banking activities, are made through investments in various legal entities, typically partnerships or limited liability companies, established for the purpose of investing in securities of private companies or municipal debt obligations. We commit capital or act as the managing partner of these entities. Some of these entities are deemed to be variable interest entities. For a complete discussion of our activities related to these types of entities, see Note 8, “Variable Interest Entities,” to our consolidated financial statements.

We have committed capital to certain entities and these commitments generally have no specified call dates. We had $44.0 million of commitments outstanding at December 31, 2012, of which $42.8 million related to a commitment to an affiliated merchant banking fund.

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

With respect to market risk and credit risk, the cornerstone of our risk management process is daily communication among traders, trading department management and senior management concerning our inventory positions, including those associated with our strategic trading activities, and overall risk profile. Our risk management functions supplement this communication process by providing their independent perspectives on our market and credit risk profile on a daily basis. The broader objectives of our risk management functions are to understand the risk profile of each trading area, to consolidate risk monitoring company-wide, to assist in implementing effective hedging strategies, to articulate large trading or position risks to senior management, and to ensure accurate fair values of our financial instruments.

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

Market Risk

Market risk represents the risk of financial volatility that may result from the change in value of a financial instrument due to fluctuations in its market price. Our exposure to market risk is directly related to our role as a financial intermediary for our clients, to our market-making activities and our strategic trading activities. Market risks are inherent to both cash and derivative financial instruments. The scope of our market risk management policies and procedures includes all market-sensitive financial instruments.

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

Value-at-Risk

Value-at-Risk (“VaR”) is the potential loss in value of our trading positions, excluding non-controlling interests, due to adverse market movements over a defined time horizon with a specified confidence level. We perform a daily VaR analysis on substantially all of our trading positions, including fixed income, equities, convertible bonds, asset-backed securities, and all associated economic hedges. These positions encompass both customer-related and strategic trading activities. We use a VaR model because it provides a common metric for assessing market risk across business lines and products. Changes in VaR between reporting periods are generally due to changes in levels of risk exposure, volatilities and/or correlations among asset classes and individual securities.

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

	At December 31,
(Dollars in thousands)	2012	2011
Interest Rate Risk	$779	$696
Equity Price Risk	911	1,005
Diversification Effect (1)	(737)	(734)
Total Value-at-Risk	$953	$967

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the years ended December 31, 2012 and 2011, respectively.

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2012
Interest Rate Risk	$1,273	$369	$780
Equity Price Risk	2,664	170	995
Diversification Effect (1)			(716)
Total Value-at-Risk	$2,451	$539	$1,059

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2011
Interest Rate Risk	$1,968	$604	$1,072
Equity Price Risk	1,451	25	280
Diversification Effect (1)			(300)
Total Value-at-Risk	$1,889	$589	$1,052

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses exceeded our one-day VaR on two occasions during 2012.

The aggregate VaR as of December 31, 2012 was consistent with levels reported as of December 31, 2011. Although inventories were higher year-over-year, the December 31, 2012 VaR level is the result of reductions in some inventories with higher VaR exposure, adjustments in hedging at the end of the year, and lower realized volatility over the previous measuring period.

In addition to VaR, we also employ additional measures to monitor and manage market risk exposure including the following: net market position, duration exposure, option sensitivities, and inventory turnover. All metrics are aggregated by asset concentration and are used for monitoring limits and exception approvals.

Liquidity Risk

Market risk can be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. Depending on the specific security, the structure of the financial product, and/or overall market conditions, we may be forced to hold a security for substantially longer than we had planned. Our inventory positions, including those associated with strategic trading activities, subject us to potential financial losses from the reduction in value of illiquid positions.

We are also exposed to liquidity risk in our day-to-day funding activities. We have a relatively low leverage ratio of 2.6 and adjusted leverage ratio of 3.4 as of December 31, 2012, as discussed above. We manage liquidity risk by diversifying our funding sources across products and among individual counterparties within those products. For example, our treasury department actively manages the use of our committed bank line, repurchase agreements, commercial paper issuance and secured and unsecured bank borrowings each day depending on pricing, availability of funding, available collateral and lending parameters from any one of these sources.

In addition to managing our capital and funding, the treasury department oversees the management of net interest income risk and the overall use of our capital, funding, and balance sheet.

We currently act as the remarketing agent for approximately $4.0 billion of variable rate demand notes, the majority of which have a financial institution providing a liquidity guarantee. At certain times, demand from buyers of variable rate demand notes is less than the supply generated by sellers of these instruments. In times of supply and demand imbalance, we may (but are not obligated to) facilitate liquidity by purchasing variable rate demand notes from sellers for our own account. Our liquidity risk related to variable rate demand notes is ultimately mitigated by our ability to tender these securities back to the financial institution providing the liquidity guarantee.

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

We have concentrated counterparty credit exposure with six non-publicly rated entities totaling $31.7 million at December 31, 2012. This counterparty credit exposure is part of our derivative program, consisting primarily of interest rate swaps. One derivative counterparty represents 55.4 percent, or $17.6 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

Merchant banking debt investments that have been funded are recorded in other assets at amortized cost on the consolidated statements of financial condition. At December 31, 2012, we had two funded merchant banking debt investments totaling $14.8 million. Merchant banking investments are monitored regularly by our financial risk committee.

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

Other risks include political, regulatory and tax risks. These risks reflect the potential impact that changes in local and international laws and tax statutes have on the economics and viability of current or future transactions. In an effort to mitigate these risks, we review new and pending regulations and legislation. For example, policy discussions surrounding the debt and deficits of the federal government, including recent discussions around the “fiscal cliff,” have resulted in various proposals to increase revenue, including through restructuring of the federal tax code. The American Jobs Act of 2011 and the Debt Reduction Act of 2011 proposed capping tax-exempt interest for higher-income taxpayers, and the Bipartisan Tax Fairness and Simplification Act, introduced in the U.S. Senate earlier in 2011, proposed the use of tax-credit bonds over tax-exempt bonds, which also could have a negative impact on municipal issuance.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2012.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of Piper Jaffray Companies included in this Annual Report on Form 10-K, has issued an attestation report on internal control over financial reporting as of December 31, 2012. Their report, which expresses an unqualified opinion on the effectiveness of Piper Jaffray Companies’ internal control over financial reporting as of December 31, 2012, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Piper Jaffray Companies

We have audited Piper Jaffray Companies’ (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Piper Jaffray Companies’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Piper Jaffray Companies maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Piper Jaffray Companies and our report dated February 27, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Piper Jaffray Companies

We have audited the accompanying consolidated statements of financial condition of Piper Jaffray Companies (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Piper Jaffray Companies at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Piper Jaffray Companies’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 27, 2013

Piper Jaffray Companies
Consolidated Statements of Financial Condition

	December 31,	December 31,
(Amounts in thousands, except share data)	2012	2011
Assets
Cash and cash equivalents	$105,371	$85,024
Cash and cash equivalents segregated for regulatory purposes	31,007	25,008
Receivables:
Customers	13,795	24,196
Brokers, dealers and clearing organizations	148,117	124,661
Securities purchased under agreements to resell	145,433	160,146

Financial instruments and other inventory positions owned	384,789	391,694
Financial instruments and other inventory positions owned and pledged as collateral	826,806	405,887
Total financial instruments and other inventory positions owned	1,211,595	797,581

Fixed assets (net of accumulated depreciation and amortization of $61,032 and $58,153, respectively)	15,089	21,537
Goodwill	196,844	196,844
Intangible assets (net of accumulated amortization of $23,876 and $16,932, respectively)	41,258	48,202
Other receivables	44,874	40,037
Other assets	129,697	121,164
Assets held for sale	4,653	11,321
Total assets	$2,087,733	$1,655,721

Liabilities and Shareholders’ Equity

Short-term financing	$477,014	$168,701
Variable rate senior notes	125,000	—
Bank syndicated financing	—	115,000
Payables:
Customers	42,007	29,373
Brokers, dealers and clearing organizations	60,155	35,436
Securities sold under agreements to repurchase	50,000	109,080
Financial instruments and other inventory positions sold, but not yet purchased	357,201	303,504
Accrued compensation	132,124	108,696
Other liabilities and accrued expenses	53,193	34,339
Liabilities held for sale	864	992
Total liabilities	1,297,558	905,121

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at December 31, 2012 and December 31, 2011;
Shares issued: 19,530,359 at December 31, 2012 and 19,524,512 at December 31, 2011;
Shares outstanding: 15,213,796 at December 31, 2012 and 15,750,188 at December 31, 2011	195	195
Additional paid-in capital	754,566	791,166
Retained earnings	118,803	77,535
Less common stock held in treasury, at cost: 4,316,563 shares at December 31, 2012 and 3,774,324 shares at December 31, 2011	(140,939)	(151,110)
Accumulated other comprehensive income	667	605
Total common shareholders’ equity	733,292	718,391

Noncontrolling interests	56,883	32,209
Total shareholders’ equity	790,175	750,600

Total liabilities and shareholders’ equity	$2,087,733	$1,655,721

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations

	Year Ended December 31,
(Amounts in thousands, except per share data)	2012	2011		2010
Revenues:
Investment banking	$230,929	$200,500		$237,847
Institutional brokerage	172,023	136,096		162,539
Asset management	65,215	63,307		55,948
Interest	48,844	55,440		51,703
Other income	1,231	8,313		6,685

Total revenues	518,242	463,656		514,722

Interest expense	29,290	31,573		34,788

Net revenues	488,952	432,083		479,934

Non-interest expenses:
Compensation and benefits	296,882	265,015		280,047
Occupancy and equipment	26,454	28,430		30,034
Communications	20,543	22,121		22,832
Floor brokerage and clearance	8,054	8,925		11,347
Marketing and business development	19,908	22,640		21,642
Outside services	27,998	27,570		30,265
Restructuring-related expense	3,642	—		10,699
Goodwill impairment	—	120,298		—
Intangible asset amortization expense	6,944	7,256		6,474
Other operating expenses	9,516	10,017		12,777

Total non-interest expenses	419,941	512,272		426,117

Income/(loss) from continuing operations before income tax expense	69,011	(80,189)		53,817

Income tax expense	19,470	9,120		32,163

Income/(loss) from continuing operations	49,541	(89,309)		21,654

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	(5,807)	(11,248)		2,276

Net income/(loss)	43,734	(100,557)		23,930

Net income/(loss) applicable to noncontrolling interests	2,466	1,463		(432)

Net income/(loss) applicable to Piper Jaffray Companies	$41,268	$(102,020)		$24,362

Net income/(loss) applicable to Piper Jaffray Companies’ common shareholders	$35,335	$(102,020)	(1)	$18,929

Amounts applicable to Piper Jaffray Companies
Income/(loss) from continuing operations	$47,075	$(90,772)		$22,086
Income/(loss) from discontinued operations, net of tax	(5,807)	(11,248)		2,276
Net income/(loss) applicable to Piper Jaffray Companies	$41,268	$(102,020)		$24,362

Earnings/(loss) per basic common share
Income/(loss) from continuing operations	$2.58	$(5.79)		$1.12
Income/(loss) from discontinued operations	(0.32)	(0.72)		0.12
Earnings/(loss) per basic common share	$2.26	$(6.51)		$1.23

Earnings/(loss) per diluted common share
Income/(loss) from continuing operations	$2.58	$(5.79)		$1.12
Income/(loss) from discontinued operations	(0.32)	(0.72)		0.11
Earnings/(loss) per diluted common share	$2.26	$(6.51)	(2)	$1.23

Weighted average number of common shares outstanding
Basic	15,615	15,672		15,348
Diluted	15,616	15,672	(2)	15,378

(1)	No allocation of income was made due to loss position.

(2)	Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred.
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010

Net income/(loss)	$43,734	$(100,557)	$23,930

Other comprehensive income/(loss), net of tax:
Adjustment to unrecognized pension cost	—	—	(26)
Foreign currency translation adjustment	62	(122)	(365)

Total other comprehensive income/(loss), net of tax	62	(122)	(391)

Comprehensive income/(loss)	43,796	(100,679)	23,539

Comprehensive income/(loss) applicable to noncontrolling interests	2,466	1,463	(432)

Comprehensive income/(loss) applicable to Piper Jaffray Companies	$41,330	$(102,142)	$23,971

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Changes in Shareholders' Equity

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Balance at December 31, 2009	15,633,690	$195	$803,553	$155,193	$(181,443)	$1,118	$778,616	$3,703	$782,319

Net income/(loss)	—	—	—	24,362	—	—	24,362	(432)	23,930
Issuance of restricted stock as deal consideration for Advisory Research, Inc.	—	—	31,822	—	—	—	31,822	—	31,822
Amortization/issuance of restricted stock	—	—	32,690	—	—	—	32,690	—	32,690
Repurchase of common stock through share repurchase program	(1,517,587)	—	—	—	(47,610)	—	(47,610)	—	(47,610)
Issuance of treasury shares for restricted stock vestings and options exercised	691,303	—	(32,028)	—	32,126	—	98	—	98
Repurchase of common stock for employee tax withholding	(244,302)	—	—	—	(10,209)	—	(10,209)	—	(10,209)
Issuance of treasury shares for 401k match	81,696	—	(185)	—	3,819	—	3,634	—	3,634
Shares reserved to meet deferred compensation obligations	7,865	—	300	—	—	—	300	—	300
Other comprehensive loss	—	—	—	—	—	(391)	(391)	—	(391)
Fund capital contributions	—	—	—	—	—	—	—	1,518	1,518

Balance at December 31, 2010	14,652,665	$195	$836,152	$179,555	$(203,317)	$727	$813,312	$4,789	$818,101

Net income/(loss)	—	—	—	(102,020)	—	—	(102,020)	1,463	(100,557)
Amortization/issuance of restricted stock	—	—	29,459	—	—	—	29,459	—	29,459
Repurchase of common stock through share repurchase program	(293,829)	—	—	—	(5,994)	—	(5,994)	—	(5,994)
Issuance of treasury shares for restricted stock vestings and options exercised	1,796,239	—	(74,920)	—	74,960	—	40	—	40
Repurchase of common stock for employee tax withholding	(509,671)	—	—	—	(20,535)	—	(20,535)	—	(20,535)
Issuance of treasury shares for 401k match	90,085	—	38	—	3,776	—	3,814	—	3,814
Shares reserved to meet deferred compensation obligations	14,699	—	437	—	—	—	437	—	437
Other comprehensive loss	—	—	—	—	—	(122)	(122)	—	(122)
Fund capital contributions, net	—	—	—	—	—	—	—	25,957	25,957

Balance at December 31, 2011	15,750,188	$195	$791,166	$77,535	$(151,110)	$605	$718,391	$32,209	$750,600

Net income	—	—	—	41,268	—	—	41,268	2,466	43,734
Amortization/issuance of restricted stock	—	—	16,681	—	—	—	16,681	—	16,681
Repurchase of common stock through share repurchase program	(1,645,458)	—	—	—	(38,068)	—	(38,068)	—	(38,068)
Issuance of treasury shares for restricted stock vestings	1,323,427	—	(50,776)	—	50,776	—	—	—	—
Repurchase of common stock for employee tax withholding	(385,449)	—	—	—	(9,096)	—	(9,096)	—	(9,096)
Issuance of treasury shares for 401k match	165,241	—	(2,745)	—	6,559	—	3,814	—	3,814
Shares reserved to meet deferred compensation obligations	5,847	—	240	—	—	—	240	—	240
Other comprehensive income	—	—	—	—	—	62	62	—	62
Fund capital contributions, net	—	—	—	—	—	—	—	22,208	22,208

Balance at December 31, 2012	15,213,796	$195	$754,566	$118,803	$(140,939)	$667	$733,292	$56,883	$790,175
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Operating Activities:
Net income/(loss)	$43,734	$(100,557)	$23,930
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	7,005	7,338	7,204
Deferred income taxes	11,458	17,100	17,878
Loss on disposal of fixed assets	1,624	—	—
Share-based and deferred compensation	20,641	22,803	31,268
Goodwill impairment	5,508	120,298	—
Amortization of intangible assets	7,669	8,276	7,546
Amortization of forgivable loans	8,057	8,365	7,679
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	(5,999)	1,998	(18,000)
Receivables:
Customers	10,395	18,706	28,885
Brokers, dealers and clearing organizations	(23,452)	66,655	73,263
Securities purchased under agreements to resell	14,713	98,851	(109,315)
Net financial instruments and other inventory positions owned	(360,317)	14,326	(44,200)
Other receivables	(12,889)	3,596	(19,501)
Other assets	(19,917)	(5,056)	(7,819)
Increase/(decrease) in operating liabilities:
Payables:
Customers	12,592	(22,826)	3,690
Brokers, dealers and clearing organizations	24,720	19,466	(27,607)
Securities sold under agreements to repurchase	—	(8,581)	(7,718)
Accrued compensation	23,424	(27,225)	(4,124)
Other liabilities and accrued expenses	18,945	(38,685)	7,833
Assets held for sale	435	438	2,795
Liabilities held for sale	(128)	47	41

Net cash provided by/(used in) operating activities	(211,782)	205,333	(26,272)

Investing Activities:
Business acquisitions, net of cash acquired	—	(56)	(186,853)
Purchases of fixed assets, net	(2,131)	(7,648)	(11,747)

Net cash used in investing activities	(2,131)	(7,704)	(198,600)

Financing Activities:
Increase/(decrease) in short-term financing	308,313	(29,940)	103,231
Issuance/(repayment) of variable rate senior notes	125,000	—	(120,000)
Increase/(decrease) in bank syndicated financing	(115,000)	(10,000)	121,703
Decrease in securities loaned	—	—	(25,988)
Increase/(decrease) in securities sold under agreements to repurchase	(59,080)	(122,219)	211,464
Increase in noncontrolling interests	22,208	25,957	1,518
Repurchase of common stock	(47,164)	(26,529)	(57,819)
Proceeds from stock option transactions	—	40	98

Net cash provided by/(used in) financing activities	234,277	(162,691)	234,207

Currency adjustment:
Effect of exchange rate changes on cash	(17)	(130)	(162)

Net increase in cash and cash equivalents	20,347	34,808	9,173

Cash and cash equivalents at beginning of year	85,024	50,216	41,043

Cash and cash equivalents at end of year	$105,371	$85,024	$50,216

Supplemental disclosure of cash flow information -
Cash paid/(received) during the year for:
Interest	$29,552	$33,261	$35,620
Income taxes	$(4,961)	$14,982	$5,388

Non-cash investing activities -
Issuance of restricted common stock for acquisition of Advisory Research, Inc.:
893,105 shares for the year ended December 31, 2010	$—	$—	$31,822

Non-cash financing activities -
Issuance of common stock for retirement plan obligations:
165,241 shares, 90,085 shares and 81,696 shares for the years ended December 31, 2012, 2011 and 2010, respectively	$3,814	$3,814	$3,634
Issuance of restricted common stock for annual equity award:
487,181 shares, 592,697 shares and 669,673 shares for the years ended December 31, 2012, 2011 and 2010, respectively	$11,244	$25,095	$31,121
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Notes to the Consolidated Financial Statements

Note 1 Organization and Basis of Presentation

Organization

Piper Jaffray Companies is the parent company of Piper Jaffray & Co. (“Piper Jaffray”), a securities broker dealer and investment banking firm; Piper Jaffray Ltd., a firm providing securities brokerage and mergers and acquisitions services in Europe headquartered in London, England; Advisory Research, Inc. (“ARI”) and Fiduciary Asset Management, LLC (“FAMCO”), entities providing asset management services to separately managed accounts, closed-end and open-end funds and partnerships; Piper Jaffray Investment Group Inc., which consists of entities providing alternative asset management services; Piper Jaffray Financial Products Inc., Piper Jaffray Financial Products II Inc. and Piper Jaffray Financial Products III Inc., entities that facilitate derivative transactions; and other immaterial subsidiaries. Piper Jaffray Companies and its subsidiaries (collectively, the “Company”) operate in two reporting segments: Capital Markets and Asset Management. A summary of the activities of each of the Company’s business segments is as follows:

Capital Markets

The Capital Markets segment provides institutional sales, trading and research services and investment banking services. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Investment banking services include management of and participation in underwritings, merger and acquisition services and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Also, the Company generates revenue through strategic trading activities, which focus on proprietary investments in municipal bond and non-agency mortgage-backed securities, and merchant banking activities, which involve equity or debt investments in late stage private companies. As certain of these efforts have matured and an investment process has been developed, the Company has created alternative asset management funds in merchant banking and municipal securities in order to invest firm capital as well as seek capital from outside investors. The Company receives management and performance fees for managing these funds.

As discussed in Note 4, the Company discontinued its Hong Kong capital markets business in 2012.

Asset Management

The Asset Management segment provides traditional asset management services with product offerings in equity securities and master limited partnerships to institutions and individuals through proprietary distribution channels. Revenues are generated in the form of management and performance fees. The majority of the Company’s performance fees, if earned, are generally recognized in the fourth quarter. Revenues are also generated through investments in the partnerships and funds that the Company manages.

As discussed in Note 4, the Company's FAMCO subsidiary is being held for sale as of December 31, 2012.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

Reclassification

In 2012, the Company reclassified the value of restricted stock forfeitures from other income to a reduction of compensation and benefits expense within the consolidated statements of operations to be consistent with the reporting of forfeitures for the Piper Jaffray Companies Mutual Fund Restricted Share Investment Plan and to more accurately reflect compensation expense. Prior period amounts have been reclassified in the accompanying financial statements to conform to current period presentation. The reclassified amounts within continuing operations were $3.3 million and $5.3 million for the years ended December 31, 2011 and 2010, respectively. This change had no effect on shareholders’ equity, net income or cash flows for any of the periods presented.

Note 2 Summary of Significant Accounting Policies

Principles of Consolidation

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”).

Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right or power to make decisions about or direct the entity’s activities that most significantly impact the entity’s economic performance. Voting interest entities, where the Company has a majority interest, are consolidated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 810, “Consolidations” (“ASC 810”). ASC 810 states that the usual condition for a controlling financial interest in an entity is ownership of a majority voting interest. Accordingly, the Company consolidates voting interest entities in which it has all, or a majority of, the voting interests.

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

When the Company does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies (generally defined as owning a voting or economic interest of between 20 percent to 50 percent), the Company accounts for its investment in accordance with the equity method of accounting prescribed by FASB Accounting Standards Codification Topic 323, “Investments — Equity Method and Joint Ventures.” If the Company does not have a controlling financial interest in, or exert significant influence over, an entity, the Company accounts for its investment at fair value, if the fair value option was elected, or at cost.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

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

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from brokers, dealers and clearing organizations include receivables arising from unsettled securities transactions, deposits paid for securities borrowed, receivables from clearing organizations, deposits with clearing organizations and amounts receivable for securities not delivered to the purchaser by the settlement date (“securities failed to deliver”). Payables to brokers, dealers and clearing organizations include payables arising from unsettled securities transactions, payables to clearing organizations and amounts payable for securities not received from a seller by the settlement date (“securities failed to receive”). Unsettled securities transactions related to the Company's broker dealer operations are recorded at contract value on a net basis. Unsettled securities transactions related to the Company's consolidated investment company operations are recorded on a gross basis.

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

Securities borrowed and loaned result from transactions with other broker dealers or financial institutions and are recorded at the amount of cash collateral advanced or received. These amounts are included in receivables from and payables to brokers, dealers and clearing organizations on the consolidated statements of financial condition. Securities borrowed transactions require the Company to deposit cash or other collateral with the lender. Securities loaned transactions require the borrower to deposit cash with the Company. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

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

Fair Value Hierarchy — FASB Accounting Standards Codification Topic 820, “Fair Value Measurement,” (“ASC 820”) provides a definition of fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

independent sources. Unobservable inputs reflect management’s assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the transparency of inputs as follows:

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

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the report date. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Instruments which are generally included in this category are certain types of the following securities: non-exchange traded equities, U.S. government agency securities, corporate bonds, municipal securities, asset-backed securities, convertible securities and derivative instruments.

Level III — Instruments that have little to no pricing observability as of the report date. These financial instruments may not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments included in this category generally include certain types of the following securities: non-exchange traded equities, asset-backed securities, municipal securities, firm investments, convertible securities, corporate bonds and derivative instruments.

Valuation Of Financial Instruments — The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date (the exit price). Based on the nature of the Company’s business and its role as a “dealer” in the securities industry or its role as a manager of alternative asset management funds, the fair values of its financial instruments are determined internally. When available, the Company values financial instruments at observable market prices, observable market parameters, or broker or dealer prices (bid and ask prices). In the case of financial instruments transacted on recognized exchanges, the observable market prices represent quotations for completed transactions from the exchange on which the financial instrument is principally traded.

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

The fair values related to derivative contract transactions are reported in financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased on the consolidated statements of financial

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

condition and any unrealized gain or loss resulting from changes in fair values of derivatives is reported on the consolidated statements of operations. Depending upon the product and terms of the transaction, the fair value of the Company’s derivative contracts can be observed or priced using models based on the net present value of estimated future cash flows. The valuation models used require inputs including contractual terms, yield curves, discount rates and measures of volatility.

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

Fixed Assets

Fixed assets include furniture and equipment, software and leasehold improvements. Furniture and equipment and software are depreciated using the straight-line method over estimated useful lives of three to ten years. Leasehold improvements are amortized over their estimated useful life or the life of the lease, whichever is shorter. The Company capitalizes certain costs incurred in connection with internal use software projects and amortizes the amount over the expected useful life of the asset, generally three to seven years.

Leases

The Company leases its corporate headquarters and other offices under various non-cancelable leases. The leases require payment of real estate taxes, insurance and common area maintenance, in addition to rent. The terms of the Company’s lease agreements generally range up to twelve years. Some of the leases contain renewal options, escalation clauses, rent-free holidays and operating cost adjustments.

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

Goodwill and Intangible Assets

Goodwill represents the fair value of the consideration transferred in excess of the fair value of identifiable net assets at the acquisition date. The recoverability of goodwill is evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amount. The Company has the option to first assess qualitative factors to determine whether the fair value of a reporting unit is less than its carrying amount. Further quantitative analysis is required if the Company determines that the fair value of a reporting unit is less than its carrying amount. The evaluation includes assessing the estimated fair value of the Company’s reporting units based on the Company’s market capitalization, market prices for similar assets, where available, and the present value of the estimated future cash flows associated with each reporting unit.

Intangible assets with determinable lives consist of asset management contractual relationships that are amortized over their estimated useful lives of up to ten years. Indefinite-life intangible assets consist of the ARI trade name. It is not amortized and is evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amount.

Other Receivables

Other receivables include management fees receivable, accrued interest and loans made to employees, typically in connection with their recruitment. Employee loans are forgiven based on continued employment and are amortized to compensation and benefits expense using the straight-line method over the respective terms of the loans, which generally range from two to five years.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

Other Assets

Other assets include net deferred income tax assets, proprietary investments, income tax receivables and prepaid expenses. The Company’s investments include investments in private companies and partnerships, warrants of public and private companies and private company debt. Equity investments in private companies are accounted for at fair value, if the fair value option was elected, or at cost. Investments in partnerships are accounted for under the equity method, which is generally the net asset value. Company-owned warrants with a cashless exercise option are valued at fair value, while warrants without a cashless exercise option are valued at cost. Private company debt investments are recorded at amortized cost, net of any unamortized premium or discount.

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

Asset Management — Asset management fees include revenues the Company receives in connection with management and investment advisory services performed for separately managed accounts and various funds and partnerships. These fees are recognized in the period in which services are provided. Fees are defined in client contracts as either fixed or based on a percentage of portfolio assets under management and may include performance fees. Performance fees are earned when the investment return on assets under management exceeds certain benchmark targets or other performance targets over a specified measurement period (monthly, quarterly or annually). Performance fees, if earned, are generally recognized at the end of the specified measurement period, typically the fourth quarter of the applicable year, or upon client liquidation. Performance fees are recognized as of each reporting date for certain consolidated entities.

Interest Revenue and Expense — The Company nets interest expense within net revenues to mitigate the effects of fluctuations in interest rates on the Company’s consolidated statements of operations. The Company recognizes contractual interest on financial instruments owned and financial instruments sold, but not yet purchased, on an accrual basis as a component of interest revenue and expense. The Company accounts for interest related to its short-term and bank syndicated financings and its variable rate senior notes on an accrual basis with related interest recorded as interest expense. In addition, the Company recognizes interest revenue related to its securities borrowed and securities purchased under agreements to resell activities and interest expense related to its securities loaned and securities sold under agreements to repurchase activities on an accrual basis.

Stock-based Compensation

FASB Accounting Standards Codification Topic 718, “Compensation — Stock Compensation,” (“ASC 718”) requires all stock-based compensation to be expensed on the consolidated statements of operations based on the grant date fair value of the award. Compensation expense related to share-based awards that do not require future service are recognized in the year in which the awards were deemed to be earned. Share-based awards that require future service are amortized over the relevant service period net of estimated forfeitures.

Income Taxes

The Company files a consolidated U.S. federal income tax return, which includes all of its qualifying subsidiaries. The Company is also subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial statement purposes, using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

to be recovered or settled. The realization of deferred tax assets is assessed and a valuation allowance is recognized to the extent that it is more likely than not that any portion of a deferred tax asset will not be realized. Tax reserves for uncertain tax positions are recorded in accordance with FASB Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”).

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

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the earnings allocation in the earnings per share calculation under the two-class method. The Company grants restricted stock and restricted stock units as part of its share-based compensation program. Recipients of restricted stock are entitled to receive nonforfeitable dividends during the vesting period, and therefore meet the definition of a participating security. The Company's unvested restricted stock units are not participating securities as recipients are not eligible to receive nonforfeitable dividends.

Foreign Currency Translation

The Company consolidates foreign subsidiaries which have designated their local currency as their functional currency. Assets and liabilities of these foreign subsidiaries are translated at year-end rates of exchange. In accordance with FASB Accounting Standards Codification Topic 830, “Foreign Currency Matters,” gains or losses resulting from translating foreign currency financial statements are included in other comprehensive income. Gains or losses resulting from foreign currency transactions are included in net income.

Contingencies

The Company is involved in various pending and potential legal proceedings related to its business, including litigation, arbitration and regulatory proceedings. The Company establishes reserves for potential losses in accordance with FASB Accounting Standards Codification Topic 450, “Contingencies,” to the extent that claims are probable of loss and the amount of the loss can be reasonably estimated. The determination of the outcome and reserve amounts requires significant judgment on the part of management.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

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

Future Adoption of New Accounting Standards

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” (“ASU 2011-11”) amending FASB Accounting Standards Codification Topic 210, “Balance Sheet.” The amended guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” (“ASU 2013-01”) to limit the scope of ASU 2011-11 to derivatives, repurchase agreements, and securities lending arrangements. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013, and will be applied retrospectively for all comparable periods presented. The adoption of ASU 2011-11 and ASU 2013-01 is not expected to have a material impact on the Company’s results of operations or financial position, but will impact the Company’s disclosures about the offsetting of derivative contracts and related arrangements.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

Note 4 Discontinued Operations

The Company's Hong Kong capital markets business ceased operations as of September 30, 2012. In accordance with the provisions of FASB Accounting Standards Codification Topic 205-20, “Discontinued Operations,” the results from this business, previously reported in the Capital Markets segment, have been classified as discontinued operations for all periods presented.

The components of discontinued operations for the Hong Kong capital markets business are as follows:

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Net revenues	$6,635	$15,996	$33,994

Restructuring expenses	11,535	—	—
Operating expenses	16,550	24,983	31,962
Total non-interest expenses	28,085	24,983	31,962

Income/(loss) from discontinued operations before income tax expense/(benefit)	(21,450)	(8,987)	2,032

Income tax expense/(benefit)	(21,069)	1,927	648

Income/(loss) from discontinued operations, net of tax	$(381)	$(10,914)	$1,384

The Company's FAMCO subsidiary is classified as held for sale as of December 31, 2012. A sale is expected to close within one year. FAMCO's results, previously reported in the Asset Management segment, have been presented as discontinued operations for all periods presented and the related assets and liabilities have been classified as held for sale. The disposal group primarily consists of intangible assets, other receivables and accrued compensation at December 31, 2012, and also included goodwill at December 31, 2011.

The components of discontinued operations for FAMCO are as follows:

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Net revenues	$5,718	$6,584	$10,883

Goodwill impairment	5,508	—	—
Operating expenses	8,362	7,089	9,448
Total non-interest expenses	13,870	7,089	9,448

Income/(loss) from discontinued operations before income tax expense/(benefit)	(8,152)	(505)	1,435

Income tax expense/(benefit)	(2,726)	(171)	543

Income/(loss) from discontinued operations, net of tax	$(5,426)	$(334)	$892

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

Note 5 Acquisition of Advisory Research, Inc.

On March 1, 2010, the Company completed the purchase of ARI, an asset management firm based in Chicago, Illinois. The fair value as of the acquisition date was $212.1 million, consisting of $180.3 million in cash and 893,105 shares (881,846 of which vest in four installments) of the Company’s common stock valued at $31.8 million. The fair value of the 881,846 shares of common stock with vesting restrictions was determined using the market price of the Company’s common stock on the date of the acquisition discounted for the liquidity restrictions in accordance with the valuation principles of ASC 820. The vesting provisions of these 881,846 shares (of which 220,461 shares and 324,962 shares vested in 2012 and 2011, respectively) are principally time-based, but also include certain post-termination restrictions. The remaining 11,259 shares had no vesting restrictions and the fair value was determined using the market price of the Company’s common stock on the date of the acquisition. A portion of the purchase price payable in cash was funded by proceeds from the issuance of variable rate senior notes in the amount of $120 million pursuant to the note purchase agreement dated December 31, 2009 with certain entities advised by Pacific Investment Management Company LLC (“PIMCO”) and discussed further in Note 16 to these consolidated financial statements.

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

Identifiable intangible assets purchased by the Company consisted of customer relationships and the ARI trade name with acquisition-date fair values of $52.2 million and $2.9 million, respectively. Acquisition costs of $0.3 million were incurred in the year ended December 31, 2010, and are included in outside services within continuing operations on the consolidated statements of operations.

ARI’s results of operations have been included in the consolidated Company’s financial statements prospectively beginning on the date of acquisition.

The following unaudited pro forma financial data assumes the acquisition had occurred at the beginning of the period presented. Pro forma results have been prepared by adjusting the consolidated Company’s historical results to include ARI’s results of operations adjusted for the following changes: depreciation and amortization expenses were adjusted as a result of acquisition-date fair value adjustments to fixed assets, intangible assets, deferred acquisition costs and lease obligations; interest expense was adjusted for revised debt structures; and the income tax effect of applying the Company’s statutory tax rates to ARI’s results. The consolidated Company’s unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable period presented, nor does it indicate the results of operations in future periods.

(Dollars in thousands)	2010
Net revenues	$538,119
Net income from continuing operations applicable to Piper Jaffray Companies	$26,109

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

Note 6 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased were as follows:

	December 31,	December 31,
(Dollars in thousands)	2012	2011
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$16,478	$29,233
Convertible securities	44,978	34,480
Fixed income securities	33,668	14,924
Municipal securities:
Taxable securities	164,059	231,999
Tax-exempt securities	418,189	209,317
Short-term securities	68,328	47,387
Asset-backed securities	116,195	61,830
U.S. government agency securities	304,259	118,387
U.S. government securities	4,966	8,266
Derivative contracts	40,475	41,758
	$1,211,595	$797,581

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$27,090	$33,737
Convertible securities	1,015	3,118
Fixed income securities	19,314	12,621
Municipal securities:
Tax-exempt securities	—	3,270
Short-term securities	60	145
Asset-backed securities	—	11,333
U.S. government agency securities	73,724	37,903
U.S. government securities	231,043	195,662
Derivative contracts	4,955	5,715
	$357,201	$303,504
At December 31, 2012 and 2011, financial instruments and other inventory positions owned in the amount of $826.8 million and $405.9 million, respectively, had been pledged as collateral for repurchase agreements, short-term financings and to the prime broker of the Company’s municipal bond funds.

Financial instruments and other inventory positions sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. The Company is obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected on the consolidated statements of financial condition. The Company economically hedges changes in the market value of its financial instruments and other inventory positions owned using inventory positions sold, but not yet purchased, interest rate derivatives, credit default swap index contracts, futures and exchange-traded options.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

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

The following table presents the total absolute notional contract amount associated with the Company’s outstanding derivative instruments:

(Dollars in thousands)		December 31,	December 31,
Transaction Type or Hedged Security	Derivative Category	2012	2011
Customer matched-book	Interest rate derivative contract	$5,569,096	$5,848,530
Trading securities	Interest rate derivative contract	244,250	99,750
Trading securities	Credit default swap index contract	230,650	188,000
		$6,043,996	$6,136,280

The Company’s interest rate derivative contracts, credit default swap index contracts and foreign currency forward contracts do not qualify for hedge accounting, therefore, unrealized gains and losses are recorded on the consolidated statements of operations. The following table presents the Company’s unrealized gains/(losses) on derivative instruments:

(Dollars in thousands)		Year Ended December 31,
Derivative Category	Operations Category	2012	2011	2010
Interest rate derivative contract	Investment banking	$(2,583)	$(4,959)	$3,531
Interest rate derivative contract	Institutional brokerage	(798)	(7,371)	3,107
Credit default swap index contract	Institutional brokerage	(1,603)	1,009	(1,665)
Foreign currency forward contract	Other operating expenses	—	(59)	115
		$(4,984)	$(11,380)	$5,088

The gross fair market value of all derivative instruments and their location on the Company’s consolidated statements of financial condition prior to counterparty netting are shown below by asset or liability position (1):

		Asset Value at		Liability Value at
(Dollars in thousands)		December 31,		December 31,
Derivative Category	Financial Condition Location	2012	Financial Condition Location	2012
Interest rate derivative contract	Financial instruments and other inventory positions owned	$593,627	Financial instruments and other inventory positions sold, but not yet purchased	$571,359
Credit default swap index contract	Financial instruments and other inventory positions owned	2,686	Financial instruments and other inventory positions sold, but not yet purchased	3,623
		$596,313		$574,982

(1)	Amounts are disclosed at gross fair value in accordance with the requirements of ASC 815.

Derivatives are reported on a net basis by counterparty when a legal right of offset exists and on a net basis by cross product when applicable provisions are stated in master netting agreements. Cash collateral received or paid is netted on a counterparty basis, provided a legal right of offset exists.

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

Company’s financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company’s  derivative contracts are substantially collateralized by its counterparties, who  are major  financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of December 31, 2012, the Company had $31.7 million of uncollateralized credit exposure with these counterparties (notional contract amount of $203.0 million), including $17.6 million of uncollateralized credit exposure with one counterparty.

Note 7 Fair Value of Financial Instruments

Based on the nature of the Company’s business and its role as a “dealer” in the securities industry or as a manager of alternative asset management funds, the fair values of its financial instruments are determined internally. The Company’s processes are designed to ensure that the fair values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, unobservable inputs are developed based on an evaluation of all relevant empirical market data, including prices evidenced by market transactions, interest rates, credit spreads, volatilities and correlations and other security-specific information. Valuation adjustments related to illiquidity or counterparty credit risk are also considered. In estimating fair value, the Company may utilize information provided by third-party pricing vendors to corroborate internally-developed fair value estimates.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

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

Asset-backed securities – Asset-backed securities are valued using observable trades, when available. Certain asset-backed securities are valued using models where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data. These asset-backed securities are categorized as Level II. Other asset-backed securities, which are principally collateralized by residential mortgages, have experienced low volumes of executed transactions resulting in less observable transaction data. Certain asset-backed securities collateralized by residential mortgages are valued using cash flow models that utilize unobservable inputs including credit default rates, prepayment rates, loss severity and valuation yields. As judgment is used to determine the range of these inputs, these asset-backed securities are categorized as Level III.

U.S. government agency securities – U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities and are categorized as Level II. Mortgage bonds include bonds secured by mortgages, mortgage pass-through securities, agency collateralized mortgage-obligation (“CMO”) securities and agency interest-only securities. Mortgage pass-through securities, CMO securities and interest-only securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore are generally categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields ranging from 75-115 basis points (“bps”) on spreads over U.S. treasury securities, or models based upon prepayment expectations ranging from 350-500 Public Securities Association (“PSA”) prepayment levels. These securities are categorized as Level II.

U.S. government securities – U.S. government securities include highly liquid U.S. treasury securities which are generally valued using quoted market prices and therefore categorized as Level I. The Company does not transact in securities of countries other than the U.S. government.

Derivatives – Derivative contracts include interest rate and basis swaps, forward purchase agreements, interest rate locks, futures, credit default swap index contracts and foreign currency forward contracts. These instruments derive their value from underlying assets, reference rates, indices or a combination of these factors. The majority of the Company’s interest rate derivative contracts, including both interest rate swaps and interest rate locks, are valued using market standard pricing models based on the net present value of estimated future cash flows. The valuation models used do not involve material subjectivity as the methodologies do not

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

entail significant judgment and the pricing inputs are market observable, including contractual terms, yield curves and measures of volatility. These instruments are classified as Level II within the fair value hierarchy. Certain interest rate locks transact in less active markets and were valued using valuation models that used the previously mentioned observable inputs and certain unobservable inputs that required significant judgment, such as the premium over the MMD curve. These instruments are classified as Level III. The Company’s credit default swap index contracts and foreign currency forward contracts are valued using market price quotations and are classified as Level II.

Investments

The Company’s investments valued at fair value include equity investments in private companies, investments in public companies and warrants of public or private companies. These investments are included in other assets on the consolidated statements of financial condition. Exchange traded direct equity investments in public companies and registered mutual funds are valued based on quoted prices on active markets and classified as Level I. Company-owned warrants, which have a cashless exercise option, are valued based upon the Black-Scholes option-pricing model and certain unobservable inputs. The Company applies a liquidity discount to the value of its warrants in public and private companies. For warrants in private companies, valuation adjustments, based upon management’s judgment, are made to account for differences between the measured security and the stock volatility factors of comparable companies. Company-owned warrants are reported as Level III assets. Equity securities in private companies are valued based on an assessment of each underlying security, considering rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable company transactions, trading multiples and changes in market outlook, among other factors. These securities are generally categorized as Level III.

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking and other investments at inception to reflect economic events in earnings on a timely basis. At December 31, 2012, $15.4 million in merchant banking and other equity investments, included within other assets on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets. The gains from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were $2.6 million for the year ended December 31, 2012.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level III financial instruments as of December 31, 2012:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	Discounted cash flow	Debt service coverage ratio (2)	5 - 69%	24.7%
Short-term securities	Discounted cash flow	Expected recovery rate (% of par) (2)	77 - 80%	79.6%
Asset-backed securities:
Collateralized by residential mortgages	Discounted cash flow	Credit default rates (3)	1 - 9%	4.6%
		Prepayment rates (4)	1 - 27%	9.0%
		Loss severity (3)	50 - 100%	68.2%
		Valuation yields (3)	3 - 8%	5.7%
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	18 - 61 bps	49.1 bps
Investments:
Warrants in public and private companies	Black-Scholes option pricing model	Liquidity discount rates (1)	30 - 40%	35.8%
Warrants in private companies	Black-Scholes option pricing model	Stock volatility factors of comparable companies (2)	36 - 135%	49.4%
Equity securities in private companies	Discounted cash flow/ Market approach	Revenue multiple (2)	2 - 4 times	2.8 times

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	1 - 69 bps	7.3 bps
Sensitivity of the fair value to changes in unobservable inputs:

(1)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly lower/(higher) fair value measurement.

(2)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly higher/(lower) fair value measurement.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

The following table summarizes the valuation of the Company’s financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2012:

				Counterparty
				and Cash
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$3,180	$13,298	$—	$—	$16,478
Convertible securities	—	44,978	—	—	44,978
Fixed income securities	—	33,668	—	—	33,668
Municipal securities:
Taxable securities	—	164,059	—	—	164,059
Tax-exempt securities	—	416,760	1,429	—	418,189
Short-term securities	—	67,672	656	—	68,328
Asset-backed securities	—	24	116,171	—	116,195
U.S. government agency securities	—	304,259	—	—	304,259
U.S. government securities	4,966	—	—	—	4,966
Derivative contracts	—	595,486	827	(555,838)	40,475
Total financial instruments and other inventory positions owned:	8,146	1,640,204	119,083	(555,838)	1,211,595

Cash equivalents	51,346	—	—	—	51,346

Investments	5,810	—	33,245	—	39,055
Total assets	$65,302	$1,640,204	$152,328	$(555,838)	$1,301,996

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$25,362	$1,728	$—	$—	$27,090
Convertible securities	—	1,015	—	—	1,015
Fixed income securities	—	19,314	—	—	19,314
Municipal securities:
Short-term securities	—	60	—	—	60
U.S. government agency securities	—	73,724	—	—	73,724
U.S. government securities	231,043	—	—	—	231,043
Derivative contracts	—	569,764	5,218	(570,027)	4,955
Total financial instruments and other inventory positions sold, but not yet purchased:	$256,405	$665,605	$5,218	$(570,027)	$357,201

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

The following table summarizes the valuation of the Company’s financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2011:

				Counterparty
				and Cash
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

The Company’s Level III assets were $152.3 million and $80.6 million, or 11.7 percent and 9.1 percent of financial instruments measured at fair value at December 31, 2012 and 2011, respectively. The value of transfers between levels are recognized at the beginning of the reporting period. There were $1.2 million of transfers of financial liabilities from Level III to Level II during the year ended December 31, 2012 related to convertible securities for which market trades were observed that provided transparency into the valuation of these liabilities. There were no other significant transfers between Level I, Level II or Level III for the year ended December 31, 2012.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

The following tables summarize the changes in fair value associated with Level III financial instruments during the years ended December 31, 2012 and 2011:

	Balance at					Realized	Unrealized	Balance at
	December 31,			Transfers	Transfers	gains/	gains/	December 31,
(Dollars in thousands)	2011	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2012
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Fixed income securities	2,815	1,995	(4,594)	—	—	(118)	(98)	—
Municipal securities:
Tax-exempt securities	3,135	1,550	(2,997)	266	—	(1,156)	631	1,429
Short-term securities	175	650	—	—	—	—	(169)	656
Asset-backed securities	53,088	125,844	(69,623)	38	—	487	6,337	116,171
Derivative contracts	—	—	—	—	—	—	827	827
Total financial instruments and other inventory positions owned:	59,213	130,039	(77,214)	304	—	(787)	7,528	119,083

Investments	21,341	15,003	(2,394)	—	(266)	1,595	(2,034)	33,245
Total assets	$80,554	$145,042	$(79,608)	$304	$(266)	$808	$5,494	$152,328

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Convertible securities	$1,171	$—	$—	$—	$(1,171)	$—	$—	$—
Fixed income securities	900	(897)	—	—	—	(49)	46	—
Derivative contracts	3,594	(6,549)	—	—	—	6,549	1,624	5,218
Total financial instruments and other inventory positions sold, but not yet purchased:	$5,665	$(7,446)	$—	$—	$(1,171)	$6,500	$1,670	$5,218

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

	Balance at					Realized	Unrealized	Balance at
	December 31,			Transfers	Transfers	gains/	gains/	December 31,
(Dollars in thousands)	2010	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2011
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$1,340	$—	$(1,467)	$—	$—	$127	$—	$—
Convertible securities	2,885	—	—	—	(2,885)	—	—	—
Fixed income securities	6,268	23,419	(27,195)	91	—	114	118	2,815
Municipal securities:
Tax-exempt securities	6,118	—	(6,210)	3,870	—	(11)	(632)	3,135
Short-term securities	125	50	—	—	—	—	—	175
Asset-backed securities	45,170	85,229	(77,453)	1,009	—	509	(1,376)	53,088
Derivative contracts	4,665	2,142	(2,363)	—	—	221	(4,665)	—
Total financial instruments and other inventory positions owned:	66,571	110,840	(114,688)	4,970	(2,885)	960	(6,555)	59,213

Investments	9,682	14,421	(698)	190	(4,725)	697	1,774	21,341
Total assets	$76,253	$125,261	$(115,386)	$5,160	$(7,610)	$1,657	$(4,781)	$80,554

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Convertible securities	$1,777	$(12,578)	$14,167	$—	$(1,777)	$(394)	$(24)	$1,171
Fixed income securities	2,323	(641)	1,105	—	(1,838)	(22)	(27)	900
Asset-backed securities	2,115	(20,733)	16,825	1,908	—	(112)	(3)	—
Derivative contracts	339	(1,482)	—	—	—	1,482	3,255	3,594
Total financial instruments and other inventory positions sold, but not yet purchased:	$6,554	$(35,434)	$32,097	$1,908	$(3,615)	$954	$3,201	$5,665

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

Non-Recurring Fair Value Measurement

During the fourth quarter of 2012, the Company recorded a goodwill impairment charge of $5.5 million within discontinued operations representing the full value of goodwill attributable to the FAMCO reporting unit. The fair value measurement used in the analysis was based on a discounted cash flow model and the anticipated pricing for the sale of FAMCO. The discounted cash flow model was calculated using unobservable inputs, such as operational budgets, strategic plans and other estimates, which are classified as Level III within the fair value hierarchy.

In 2011, the Company recorded a goodwill impairment charge of $120.3 million within continuing operations representing the full value of goodwill attributable to the capital markets reporting unit. The fair value measurement used in the analysis was based on the Company’s market capitalization, a discounted cash flow model, and public company comparables. The discounted cash flow model was calculated using unobservable inputs, such as operational budgets, long range strategic plans and other estimates, which are classified as Level III within the fair value hierarchy. See Note 13 for further discussion.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

Note 8 Variable Interest Entities

In the normal course of business, the Company periodically creates or transacts with entities that are investment vehicles organized as partnerships or limited liability companies. These entities were established for the purpose of investing in securities of public or private companies, or municipal debt obligations and were initially financed through the capital commitments of the members. The Company has investments in and/or acts as the managing partner of these entities. In certain instances, the Company provides management and investment advisory services for which it earns fees generally based upon the market value of assets under management and may include incentive fees based upon performance. The Company’s aggregate investments in these investment vehicles totaled $96.9 million and $45.3 million at December 31, 2012 and 2011, respectively, and are recorded in other assets on the consolidated statements of financial condition. The Company’s remaining capital commitments to these entities was $44.0 million at December 31, 2012.

Variable interest entities (“VIEs”) are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities. The determination as to whether an entity is a VIE is based on the amount and nature of the members’ equity investment in the entity. The Company also considers other characteristics such as the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance. For those entities that meet the deferral provisions defined by ASU 2010-10, the Company considers characteristics such as the ability to influence the decision making about the entity’s activities and how the entity is financed. The Company has identified certain of the entities described above as VIEs. These VIEs had net assets approximating $0.8 billion at December 31, 2012 and 2011, respectively. The Company’s exposure to loss from these VIEs is $6.1 million, which is the carrying value of its capital contributions recorded in other assets on the consolidated statements of financial condition at December 31, 2012. The Company had no liabilities related to these VIEs at December 31, 2012 and 2011.

The Company is required to consolidate all VIEs for which it is considered to be the primary beneficiary. The determination as to whether the Company is considered to be the primary beneficiary is based on whether the Company has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For those entities that meet the deferral provisions defined by ASU 2010-10, the determination as to whether the Company is considered to be the primary beneficiary differs in that it is based on whether the Company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The Company determined it is not the primary beneficiary of these VIEs and accordingly does not consolidate them. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of December 31, 2012.

Note 9 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers and clearing organizations at December 31 included:

(Dollars in thousands)	2012	2011
Receivable arising from unsettled securities transactions	$66,426	$279
Deposits paid for securities borrowed	32,163	46,298
Receivable from clearing organizations	17,655	20,453
Deposits with clearing organizations	24,717	31,061
Securities failed to deliver	5,440	23,140
Other	1,716	3,430
	$148,117	$124,661

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

Amounts payable to brokers, dealers and clearing organizations at December 31 included:

(Dollars in thousands)	2012	2011
Payable arising from unsettled securities transactions	$24,643	$29,005
Payable to clearing organizations	5,763	3,064
Securities failed to receive	7,459	1,402
Other	22,290	1,965
	$60,155	$35,436

Deposits paid for securities borrowed approximate the market value of the securities. Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received by the Company on settlement date.

Note 10 Receivables from and Payables to Customers

Amounts receivable from customers as of December 31 included:

(Dollars in thousands)	2012	2011
Cash accounts	$7,444	$10,833
Margin accounts	6,351	13,363
Total receivables	$13,795	$24,196

Securities owned by customers are held as collateral for margin loan receivables. This collateral is not reflected on the consolidated financial statements. Margin loan receivables earn interest at floating interest rates based on prime rates.

Amounts payable to customers as of December 31 included:

(Dollars in thousands)	2012	2011
Cash accounts	$32,103	$17,455
Margin accounts	9,904	11,918
Total payables	$42,007	$29,373

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

In the normal course of business, the Company obtains securities purchased under agreements to resell, securities borrowed and margin agreements on terms that permit it to repledge or resell the securities to others. The Company obtained securities with a fair value of approximately $186.1 million and $221.9 million at December 31, 2012 and 2011, respectively, of which $174.4 million and $196.9 million, respectively, had been pledged or otherwise transferred to satisfy its commitments under financial instruments and other inventory positions sold, but not yet purchased.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

The following is a summary of the Company’s securities sold under agreements to repurchase (“Repurchase Liabilities”), the fair market value of related collateral pledged and the interest rate charged by the Company’s counterparty, which is based on LIBOR plus an applicable margin, as of December 31, 2012:

(Dollars in thousands)	Repurchase Liabilities	Fair Market Value	Interest Rate
Term of 30 to 90 day maturities:
Municipal securities:
Taxable securities	$6,679	$7,943	1.90%
Tax-exempt securities	27,339	32,889	1.90%
Short-term securities	11,409	13,740	1.90%
U.S. government agency securities	2,981	3,019	1.90%
U.S. government securities	1,592	1,624	1.90%
	$50,000	$59,215

Note 12 Other Assets

Other assets include net deferred income tax assets, proprietary investments, income tax receivables and prepaid expenses. The Company’s investments include investments in private companies and partnerships, warrants of public and private companies and private company debt. Other assets at December 31 included:

(Dollars in thousands)	2012	2011
Net deferred income tax assets	$33,622	$45,080
Investments at fair value	39,055	26,500
Investments at cost	26,364	25,672
Investments accounted for under the equity method	20,353	16,157
Income tax receivables	5,448	—
Prepaid expenses	3,840	5,897
Other	1,015	1,858
Total other assets	$129,697	$121,164

Management regularly reviews the Company’s investments in private company debt and has concluded that no valuation allowance is needed as it is probable that all contractual principal and interest will be collected.

At December 31, 2012, investments carried on a cost basis had an estimated fair market value of $40.3 million. The estimated fair value of these investments was measured using discounted cash flow models that utilize market data for comparable companies (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA")). Because valuation adjustments, based upon management’s judgment, were made to account for differences between the measured security and comparable securities, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

Note 13 Goodwill and Intangible Assets

The following table presents the changes in the carrying value of goodwill and intangible assets from continuing operations for the years ended December 31:

	Capital	Asset
(Dollars in thousands)	Markets	Management	Total
Goodwill
Balance at December 31, 2010	$120,298	$196,788	$317,086
FAMCO earn-out payment	—	56	56
Impairment charge	(120,298)	—	(120,298)
Balance at December 31, 2011	—	196,844	196,844
Goodwill acquired	—	—	—
Impairment charge	—	—	—
Balance at December 31, 2012	$—	$196,844	$196,844

Intangible assets
Balance at December 31, 2010	$—	$55,458	$55,458
Amortization of intangible assets	—	(7,256)	(7,256)
Balance at December 31, 2011	—	48,202	48,202
Amortization of intangible assets	—	(6,944)	(6,944)
Balance at December 31, 2012	$—	$41,258	$41,258

The Company tests goodwill and indefinite-life intangible assets for impairment on an annual basis and on an interim basis when certain events or circumstances exist that could indicate possible impairment. The Company tests for impairment at the reporting unit level, which is generally one level below its operating segments. The Company has identified three reporting units: capital markets, FAMCO and ARI. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if the Company concludes otherwise, then the Company is required to perform the two-step impairment test, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of our reporting units based on the following factors: the Company’s market capitalization, a discounted cash flow model using revenue and profit forecasts, public market comparables and multiples of recent mergers and acquisitions of similar businesses, if available. The estimated fair values of our reporting units are compared with their carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value.

In the first quarter of 2012, the Company reorganized its FAMCO and ARI reporting units, resulting in FAMCO's master limited partnership and energy infrastructure strategies becoming part of ARI. In accordance with ASC 350, $44.6 million of the $50.1 million in goodwill attributable to the Company's 2007 acquisition of FAMCO was reallocated to the ARI reporting unit.

The Company completed its annual goodwill impairment testing as of November 30, 2012, and concluded there was no goodwill impairment from reporting units included in continuing operations. The Company recorded a non-cash goodwill impairment charge of $5.5 million within discontinued operations. This amount represents the full value of goodwill attributable to the FAMCO reporting unit. The fair value of the FAMCO reporting unit was calculated based on a discounted cash flow model and the anticipated sales price for FAMCO, which is classified as held for sale.

In 2011, the Company recorded a non-cash goodwill impairment charge of $120.3 million within continuing operations. The charge related to the capital markets reporting unit and primarily pertains to goodwill created from the 1998 acquisition of Piper Jaffray Companies Inc. by U.S. Bancorp, which was retained by the Company when the Company spun-off from U.S. Bancorp on December 31, 2003. The fair value of the capital markets reporting unit was calculated based on the following factors: the Company’s market capitalization, a discounted cash flow model using revenue and profits forecasts and public company comparables. The

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

impairment charge resulted from deteriorating economic and market conditions and declining profitability in 2011, which led to reduced valuations from these factors. The annual goodwill impairment testing resulted in no impairment associated with FAMCO or ARI in 2011. The Company also tested its intangible assets (indefinite and definite-lived) and concluded there was no impairment in 2012 or 2011. The Company concluded there was no goodwill or intangible asset impairment in 2010.

Intangible assets with determinable lives consist of asset management contractual relationships that are amortized over their estimated useful lives of up to ten years. The following table presents the future aggregate intangible asset amortization expense for the years ended:

(Dollars in thousands)
2013	$6,644
2014	6,299
2015	6,039
2016	5,551
Thereafter	13,865
Total	$38,398

Note 14 Fixed Assets

The following is a summary of fixed assets as of December 31:

(Dollars in thousands)	2012	2011
Furniture and equipment	$36,454	$37,633
Leasehold improvements	19,508	22,031
Software	20,159	20,026
Total	76,121	79,690
Accumulated depreciation and amortization	(61,032)	(58,153)
	$15,089	$21,537

For the years ended December 31, 2012, 2011 and 2010, depreciation and amortization of furniture and equipment, leasehold improvements and software from continuing operations totaled $6.5 million, $6.6 million and $6.7 million, respectively, and are included in occupancy and equipment on the consolidated statements of operations.

Note 15 Short-Term Financing

The following is a summary of short-term financing and the weighted average interest rate on borrowings as of December 31:

	Outstanding Balance		Weighted Average Interest Rate
(Dollars in thousands)	2012	2011	2012	2011
Commercial paper (secured)	$304,439	$166,175	1.65%	1.37%
Prime broker arrangement	172,575	2,526	0.98%	1.05%
Total short-term financing	$477,014	$168,701

The Company issues secured commercial paper to fund a portion of its securities inventory. The secured commercial paper notes (“CP Notes”) are issued with maturities of 28 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, CP Series A and CP Series II A, and are secured by different inventory classes. As of December 31, 2012, the weighted average maturity of CP Series A and CP Series II A was 98 days and 34 days, respectively. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

The Company’s committed short-term bank line financing at December 31, 2012 consisted of a one-year $250 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2012. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain a minimum net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 28, 2013. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At December 31, 2012, the Company had no advances against this line of credit.

The Company’s uncommitted secured lines at December 31, 2012 totaled $175 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company’s uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. At December 31, 2012, the Company had no advances against these lines of credit.

Note 16 Variable Rate Senior Notes

2012 Variable Rate Senior Notes

On November 30, 2012, the Company entered into a note purchase agreement (“Note Purchase Agreement”) under which the Company issued unsecured variable rate senior notes (“Notes”) in the amount of $125 million. The initial holders of the Notes are certain entities advised by PIMCO. The Notes consist of two classes, Class A Notes and Class B Notes, with principal amounts of $50 million and $75 million, respectively. The Class A Notes bear interest at a rate equal to three-month LIBOR plus 4.00 percent and mature on May 31, 2014. The Class B Notes bear interest at a rate equal to three-month LIBOR plus 4.50 percent and mature on November 30, 2015. Interest on the Notes is adjustable and payable quarterly. The unpaid principal amounts are due in full on the respective maturity dates and are not subject to prepayment at the Company's discretion. The proceeds from the Notes were used to repay the outstanding balance under the bank syndicated credit agreement (“Credit Agreement”) discussed in Note 17. The remaining proceeds are being used for general corporate purposes.

The Note Purchase Agreement includes customary events of default, including failure to pay principal when due or failure to pay interest within five business days of when due, any representation or warranty in the Note Purchase Agreement proving untrue in any material respect when made by the Company, failure to comply with the covenants in the Note Purchase Agreement, failure to pay or another event of default under other material indebtedness in an amount exceeding $10 million, bankruptcy or insolvency of the Company or any of its subsidiaries or a change in control of the Company. If there is any event of default under the Note Purchase Agreement, the noteholders may declare the entire principal and any accrued interest on the Notes to be due and payable and exercise other customary remedies.

The Note Purchase Agreement includes covenants that, among other things, require the Company to maintain a minimum consolidated tangible net worth and regulatory net capital, limit the Company's leverage ratio and require the Company to maintain a minimum ratio of operating cash flow to fixed charges. With respect to the net capital covenant, the Company's U.S. broker dealer subsidiary is required to maintain minimum net capital of $120 million. At December 31, 2012, the Company was in compliance with all covenants.

The Notes are recorded at amortized cost. As of December 31, 2012, the carrying value of the Notes approximates fair value.

2009 Variable Rate Senior Notes

On December 31, 2009, the Company issued unsecured variable rate senior notes (the “2009 Notes”) in the amount of $120 million. The initial holders of the 2009 Notes were certain entities advised by PIMCO. Interest was based on an annual rate equal to LIBOR plus 4.10 percent, adjustable and payable quarterly. The proceeds from the 2009 Notes were used to fund a portion of the ARI acquisition discussed in Note 5. The unpaid principal and interest on the 2009 Notes were repaid on December 30, 2010, from the proceeds of the bank syndicated credit agreement discussed in Note 17.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

Note 17 Bank Syndicated Financing

On December 29, 2010, the Company entered into a three-year Credit Agreement comprised of a $100 million amortizing term loan and a $50 million revolving credit facility. SunTrust Bank was the administrative agent (“Agent”) for the lenders. The outstanding balance and unpaid interest on the Credit Agreement was repaid on November 30, 2012 from the proceeds of the Notes discussed in Note 16. The unamortized debt issuance costs of $1.1 million were recorded as additional interest expense within continuing operations upon repayment of the outstanding balance. The outstanding balance on the term loan and revolving credit facility as of December 31, 2011 was $90 million and $25 million, respectively, with weighted average interest rates of 3.05 percent.

The interest rate for borrowing under the Credit Agreement was, at the option of the Company, equal to LIBOR or a base rate, plus an applicable margin, adjustable and payable quarterly at a minimum. The base rate was defined as the highest of the Agent’s prime lending rate, the Federal Funds Rate plus 0.50 percent or one-month LIBOR plus 1.00 percent. The applicable margin varied from 1.50 percent to 3.00 percent and was based on the Company’s leverage ratio. In addition, the Company also paid a nonrefundable commitment fee of 0.50 percent on the unused portion of the revolving credit facility on a quarterly basis.

The Company’s Credit Agreement was recorded at amortized cost. As of December 31, 2011, the carrying value of the Credit Agreement approximated fair value.

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

The Company has a contingency as to which management of the Company believes that a material loss is reasonably possible. The U.S. Department of Justice Antitrust Division, the SEC and various state attorneys general are conducting broad investigations of numerous firms, including the Company, for possible antitrust and securities violations in connection with the bidding or sale of guaranteed investment contracts and derivatives to municipal issuers from the early 1990s to date. These investigations commenced in November 2006. In addition, several class action complaints were brought on behalf of a proposed class of government entities that purchased municipal derivatives. The complaints, which have been consolidated into a single class action, allege antitrust violations and are pending in the U.S. District Court for the Southern District of New York under the multi-district litigation rules. Several California municipalities also brought separate class action complaints in California federal court, and approximately 18 California municipalities and two New York municipalities filed individual lawsuits that are not part of class actions, all of which have been transferred to the Southern District of New York and consolidated for pretrial purposes. No loss

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

contingency has been reflected in the Company’s consolidated financial statements as this contingency is neither probable nor reasonably estimable at this time. Management is currently unable to estimate a range of reasonably possible loss for these matters because alleged damages have not been specified, the proceedings remain in the early stages, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual issues to be resolved.

Litigation-related reserve activity from continuing operations included within other operating expenses resulted in expense of $0.9 million, a benefit of $0.2 million, and expense of $2.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Operating Lease Commitments

The Company leases office space throughout the United States and in a limited number of foreign countries where the Company’s international operations reside. Aggregate minimum lease commitments under operating leases as of December 31, 2012 are as follows:

(Dollars in thousands)
2013	$12,951
2014	10,297
2015	8,884
2016	9,067
2017	7,460
Thereafter	34,733
$83,392

Total minimum rentals to be received from 2013 through 2017 under noncancelable subleases were $13.4 million at December 31, 2012.

Rental expense, including operating costs and real estate taxes, from continuing operations was $13.1 million, $14.9 million and $15.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Fund Commitments

As of December 31, 2012, the Company had commitments to invest approximately $44.0 million in limited partnerships that make investments in private equity and venture capital funds. The commitments are estimated to be funded, if called, through the end of the respective investment periods ranging from 2013 to 2016.

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

As general partner, Piper Jaffray Investment Management LLC, a wholly-owned subsidiary of the Company, has guaranteed the debts, liabilities and obligations of a municipal bond fund to the extent of the general partner’s assets. Management believes the likelihood that the Company would be required to make payments under this arrangement is remote. Accordingly, no liability is recorded in the consolidated financial statements for this arrangement.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

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

Note 19 Restructuring

In the second quarter of 2012, the Company implemented certain expense reduction measures to better align its cost infrastructure with its revenues. For the year ended December 31, 2012, the Company incurred a pre-tax restructuring-related charge of $3.6 million from continuing operations. The charge resulted from severance benefits of $2.4 million and from the reduction of leased office space of $1.2 million.

The Company incurred pre-tax restructuring-related expenses of $10.7 million from continuing operations for the year ended December 31, 2010. The majority of these expenses were incurred to restructure the Company’s European operations to focus European resources on (i) the distribution of U.S. and Asian securities to European institutional investors and (ii) merger and acquisition advisory services. As a result of the restructuring, the Company exited the origination and distribution of European securities. As of December 31, 2012, all of these expenses had been paid.

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

During the year ended December 31, 2012, the Company issued 165,241 common shares out of treasury stock in fulfillment of $3.8 million in obligations under the Piper Jaffray Companies Retirement Plan (the "Retirement Plan") and issued 937,978 common shares out of treasury stock as a result of employee vesting and exercise transactions under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (the "Incentive Plan") and the 2010 Employment Inducement Award Plan (the "Inducement Plan"). During the year ended December 31, 2011, the Company issued 90,085 common shares out of treasury stock in fulfillment of $3.8 million in obligations under the Retirement Plan and issued 1,286,568 common shares out of treasury stock as a result of employee vesting and exercise transactions under the Incentive and Inducement Plans.

In the third quarter of 2010, the Company’s board of directors authorized the repurchase of up to $75.0 million in common shares through September 30, 2012. In 2011, the Company repurchased 293,829 shares of the Company’s common stock at an average price of $20.40 per share for an aggregate purchase price of $6.0 million related to this authorization. During the nine months

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

ended September 30, 2012, the Company repurchased 1,488,881 shares of the Company’s common stock at an average price of $22.48 per share for an aggregate purchase price of $33.5 million related to this authorization. This share repurchase authorization expired as of September 30, 2012.

In the third quarter of 2012, the Company's board of directors authorized the repurchase of up to $100.0 million in common shares through September 30, 2014. This share repurchase authorization became effective on October 1, 2012. During the fourth quarter of 2012, the Company repurchased 156,577 shares of the Company's common stock at an average price of $29.38 per share for an aggregate purchase price of $4.6 million related to this authorization. The Company has $95.4 million remaining under this authorization.

The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. The Company purchased 385,449 shares or $9.1 million and 509,671 shares or $20.5 million of the Company’s common stock for this purpose during the years ended December 31, 2012 and 2011, respectively.

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

Note 21 Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders’ proportionate share of the equity in a municipal bond fund of $43.7 million, a merchant banking fund of $6.4 million and private equity investment vehicles aggregating $6.8 million as of December 31, 2012. As of December 31, 2011, noncontrolling interests included the minority equity holders’ proportionate share of the equity in a municipal bond fund of $26.4 million and private equity investment vehicles aggregating $5.8 million.

Ownership interests in entities held by parties other than the Company’s common shareholders are presented as noncontrolling interests within shareholders’ equity, separate from the Company’s own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company’s common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the years ended December 31, 2012, 2011 and 2010.

Note 22 Employee Benefits Plans

The Company has various employee benefit plans, and substantially all employees are covered by at least one plan. The plans include health and welfare plans, a tax-qualified retirement plan (the “Retirement Plan”), a post-retirement medical plan, and a non-qualified retirement plan (“the Non-Qualified Plan”), which was terminated iin 2010. During the years ended December 31, 2012, 2011 and 2010, the Company incurred employee benefits expenses from continuing operations of $13.0 million, $11.6 million and $12.3 million, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

Health and Welfare Plans

Company employees who meet certain work schedule and service requirements are eligible to participate in the Company’s health and welfare plans. The Company subsidizes the cost of coverage for employees. The medical plan contains cost-sharing features such as deductibles and coinsurance.

The Company is self-insured for losses related to health claims, although it obtains third-party stop loss insurance coverage on both an individual and a group plan basis. Self-insured liabilities are based on a number of factors, including historical claims experience, an estimate of claims incurred but not reported and valuations provided by third-party actuaries. For the years ended December 31, 2012, 2011 and 2010, the Company recognized expense of $8.0 million, $6.9 million and $6.6 million, respectively, in compensation and benefits expense from continuing operations on the consolidated statements of operations related to its health plans.

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

All employees of the Company who meet defined age and service requirements are eligible to receive post-retirement health care benefits provided under a post-retirement benefit plan established by the Company in 2004. The estimated cost of these retiree health care benefits is accrued during the employees’ active service. For each of the years ended December 31, 2012, 2011 and 2010, the net periodic benefit cost from continuing operations was $0.1 million.

Certain employees participated in the Non-Qualified Plan, an unfunded, non-qualified cash balance pension plan. The Company froze the plan effective January 1, 2004, thereby eliminating future benefits related to pay increases and excluding new participants from the plan. Effective December 31, 2009, the Company resolved to terminate the Non-Qualified Plan through lump sum cash distributions to all participants. These lump-sum cash payments, totaling $10.4 million, were based on the December 31, 2009 actuarial valuation of the Non-Qualified Plan and were distributed on March 15, 2010. During the year ended December 31, 2010, the net periodic benefit cost from continuing operations related to the Non-Qualified Plan was $0.1 million. In 2010, the Company recognized settlement expense of $0.2 million in compensation and benefits expenses from continuing operations on the consolidated statement of operations related to the settlement of all Non-Qualified Plan liabilities.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

Note 23 Compensation Plans

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

The following table provides a summary of the Company’s outstanding equity awards (in shares or units) as of December 31, 2012:

Incentive Plan
Restricted Stock Shares
Annual grants	1,316,998
Sign-on grants	319,069
Retention grants	45,032
Performance grants	217,457
1,898,556
Inducement Plan
Restricted Stock Shares	87,459

Total restricted stock shares related to compensation	1,986,015

ARI deal consideration (1)	336,423

Total restricted stock shares outstanding	2,322,438

Incentive Plan
Restricted Stock Units
Leadership grants	173,271

Incentive Plan
Stock options outstanding	486,563

(1)	The Company issued restricted stock as part of deal consideration for ARI. See Note 5 for further discussion.

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company’s employees and directors for up to 7.0 million shares of common stock (1.3 million shares remained available for future issuance under the Incentive Plan as of December 31, 2012). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

The Company’s Annual Grants are made each year in February. Prior to 2011, Annual Grants had three-year cliff vesting periods. Beginning in 2011, Annual Grants vest ratably over three years in equal installments. The Annual Grants provide for continued vesting after termination of employment, so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreements entered into upon termination. The Company determined the service inception date precedes the grant date for the Annual Grants, and that the post-termination restrictions do not meet the criteria for an in-substance service condition, as defined by ASC 718. Accordingly, restricted stock granted as part of the Annual Grants is expensed in the one-year period in which those awards are deemed to be earned, which is generally the calendar year preceding the February grant date. For example, the Company recognized compensation expense during fiscal 2012 for its February 2013 Annual Grant. If an equity award related to the Annual Grants is forfeited as a result of violating the post-termination restrictions, the lower of the fair value of the award at grant date or the fair value of the award at the date of forfeiture is recorded within the consolidated statements of operations as a reversal of compensation expense. The Company recorded $1.3 million, $3.3 million and $5.3 million of forfeitures through compensation and benefits expense within continuing operations for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Retention Grants are subject to ratable vesting based upon a five-year service requirement and are amortized as compensation expense on a straight-line basis from the 2008 grant date over the requisite service period, which ends May 2013. Employees forfeit unvested retention shares upon termination of employment and a reversal of compensation expense is recorded.

Performance-based restricted stock awards granted in 2008 and 2009 cliff vest upon meeting a specific performance-based metric prior to May 2013. Performance Grants are amortized on a straight-line basis over the period the Company expects the performance target to be met. The performance condition must be met for the awards to vest and total compensation cost will be recognized only if the performance condition is satisfied. The probability that the performance conditions will be achieved and that the awards will vest is reevaluated each reporting period with changes in actual or estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. In 2010, the Company deemed it improbable that the performance condition related to the Performance Grants would be met. As a result, the Company recorded a $6.6 million cumulative effect compensation expense reversal within continuing operations in the third quarter of 2010. As of December 31, 2012, management continues to believe it is improbable that the performance condition will be met prior to the expiration of the award.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

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

Stock-Based Compensation Activity

The Company recorded total compensation expense within continuing operations of $21.6 million, $24.5 million and $30.8 million for the years ended December 31, 2012, 2011 and 2010, respectively, related to employee restricted stock and restricted stock unit awards. Total compensation cost includes year-end compensation for Annual Grants and the amortization of Sign-on, Retention and Leadership Grants, less forfeitures. The tax benefit related to stock-based compensation costs totaled $8.4 million, $9.5 million and $12.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table summarizes the changes in the Company’s unvested restricted stock (including the unvested restricted stock issued as part of the deal consideration for ARI) under the Incentive Plan and Inducement Plan for the years ended December 31, 2012, 2011 and 2010:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2009	3,512,749	$40.46
Granted	1,958,608	43.09
Vested	(682,988)	63.18
Cancelled	(265,185)	39.07
December 31, 2010	4,523,184	$39.84
Granted	663,887	40.87
Vested	(1,791,712)	37.77
Cancelled	(243,358)	39.03
December 31, 2011	3,152,001	$38.79
Granted	635,136	22.89
Vested	(1,309,881)	34.21
Cancelled	(154,818)	39.37
December 31, 2012	2,322,438	$37.01

The fair value of restricted stock that vested during the years ended December 31, 2012, 2011 and 2010 was $44.8 million, $67.7 million and $43.2 million, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

The following summarizes the changes in the Company’s unvested restricted stock units under the Incentive Plan for the year ended December 31, 2012:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2011	—	$—
Granted	214,526	12.12
Vested	—	—
Cancelled	(41,255)	12.12
December 31, 2012	173,271	$12.12

As of December 31, 2012, there was $9.1 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 1.88 years.

The following table summarizes the changes in the Company’s outstanding stock options for the years ended December 31, 2012, 2011 and 2010:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2009	538,804	$44.50	5.7	$4,237,480
Granted	—	—
Exercised	(2,456)	40.06
Cancelled	(20,856)	41.89
December 31, 2010	515,492	$44.64	4.9	$166,406
Granted	—	—
Exercised	(1,023)	39.62
Cancelled	(11,846)	42.19
December 31, 2011	502,623	$44.71	3.9	$—
Granted	—	—
Exercised	—	—
Cancelled	(16,060)	43.17
December 31, 2012	486,563	$44.76	2.9	$94,150

Options exercisable at December 31, 2010	386,605	$45.82	4.1	$166,406
Options exercisable at December 31, 2011	502,623	$44.71	3.9	$—
Options exercisable at December 31, 2012	486,563	$44.76	2.9	$94,150

Additional information regarding Piper Jaffray Companies options outstanding as of December 31, 2012 is as follows:

	Options Outstanding			Exercisable Options
		Weighted Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise Prices	Shares	Life (in Years)	Exercise Price	Shares	Exercise Price
$28.01	22,852	2.3	$28.01	22,852	$28.01
$33.40	4,001	2.6	$33.40	4,001	$33.40
$39.62	141,753	2.1	$39.62	141,753	$39.62
$41.09	128,887	5.1	$41.09	128,887	$41.09
$47.30 — $51.05	141,657	1.5	$47.73	141,657	$47.73
$70.13 — $70.65	47,413	3.9	$70.26	47,413	$70.26

As of December 31, 2012, there was no unrecognized compensation cost related to stock options expected to be recognized over future years.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

The fair value of options exercised, cash received from option exercises and the resulting tax benefit realized for the tax deductions from option exercises were immaterial for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company has a policy of issuing shares out of treasury (to the extent available) to satisfy share option exercises and restricted stock vesting. The Company expects to withhold approximately 0.4 million shares from employee equity awards vesting in 2013, related to employee individual income tax withholding obligations on restricted stock vesting. For accounting purposes, withholding shares to cover employees’ tax obligations is deemed to be a repurchase of shares by the Company.

Deferred Compensation Plan

In 2012, the Company established the Piper Jaffray Companies Mutual Fund Restricted Share Investment Plan, a deferred compensation plan which allows eligible employees to elect to receive a portion of the incentive compensation they would otherwise receive in the form of restricted stock or other equity, instead in restricted mutual fund shares (“MFRS Awards”) of registered funds managed by the Company's asset management business. MFRS Awards are awarded to qualifying employees in February of each year, and represent a portion of their compensation for performance in the preceding year similar to the Company's Annual Grants. MFRS Awards vest ratably over three years in equal installments and provide for continued vesting after termination of employment so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreement entered into upon termination. Forfeitures are recorded as a reduction of compensation and benefits expense within the consolidated statements of operations.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

Note 24 Earnings Per Share

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

	Year Ended December 31,
(Amounts in thousands, except per share data)	2012	2011		2010
Income/(loss) from continuing operations applicable to Piper Jaffray Companies	$47,075	$(90,772)		$22,086
Income/(loss) from discontinued operations, net of tax	(5,807)	(11,248)		2,276
Net income/(loss) applicable to Piper Jaffray Companies	41,268	(102,020)		24,362
Earnings allocated to participating securities (1)	(5,933)	—		(5,433)
Net income/(loss) applicable to Piper Jaffray Companies’ common shareholders (2)	$35,335	$(102,020)		$18,929

Shares for basic and diluted calculations:
Average shares used in basic computation	15,615	15,672		15,348
Stock options	1	13		30
Restricted stock	—	2,892		—
Average shares used in diluted computation	15,616	18,577	(3)	15,378

Earnings/(loss) per basic common share:
Income/(loss) from continuing operations	$2.58	$(5.79)		$1.12
Income/(loss) from discontinued operations	(0.32)	(0.72)		0.12
Earnings/(loss) per basic common share	$2.26	$(6.51)		$1.23

Earnings/(loss) per diluted common share:
Income/(loss) from continuing operations	$2.58	$(5.79)		$1.12
Income/(loss) from discontinued operations	(0.32)	(0.72)		0.11
Earnings/(loss) per diluted common share	$2.26	$(6.51)	(3)	$1.23

(1)
Represents the allocation of earnings to participating securities. Losses are not allocated to participating securities. Participating securities include all of the Company’s unvested restricted shares. The weighted average participating shares outstanding were 2,622,438, 3,528,624 and 4,413,956 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The anti-dilutive effects from stock options were immaterial for the years ended December 31, 2012, 2011 and 2010.

Note 25 Segment Reporting

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

net revenues, use of shared resources, headcount or other relevant measures. The financial management of assets is performed on an enterprise-wide basis. As such, assets are not assigned to the business segments.

Segment pre-tax operating income and segment pre-tax operating margin exclude the results of discontinued operations.

Reportable segment financial results from continuing operations are as follows:

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Capital Markets
Investment banking
Financing
Equities	$73,180	$74,161	$89,537
Debt	74,102	54,565	65,996
Advisory services	86,165	74,373	86,032
Total investment banking	233,447	203,099	241,565

Institutional sales and trading
Equities	75,723	86,175	100,847
Fixed income	119,253	77,017	79,663
Total institutional sales and trading	194,976	163,192	180,510

Other income/(loss)	(4,285)	2,746	1,534

Net revenues	424,138	369,037	423,609

Non-interest expenses
Goodwill impairment	—	120,298	—
Operating expenses	371,628	344,036	384,481
Total non-interest expenses	371,628	464,334	384,481

Segment pre-tax operating income/(loss)	$52,510	$(95,297)	$39,128

Segment pre-tax operating margin	12.4%	N/M	9.2%

Asset Management
Management and performance fees
Management fees	$63,296	$60,873	$47,201
Performance fees	785	2,245	8,747
Total management and performance fees	64,081	63,118	55,948

Other income/(loss)	733	(72)	377

Net revenues	64,814	63,046	56,325

Operating expenses (1)	48,313	47,938	41,636

Segment pre-tax operating income	$16,501	$15,108	$14,689

Segment pre-tax operating margin	25.5%	24.0%	26.1%

Total
Net revenues	$488,952	$432,083	$479,934

Non-interest expenses
Goodwill impairment	—	120,298	—
Operating expenses (1)	419,941	391,974	426,117
Total non-interest expenses	419,941	512,272	426,117

Total segment pre-tax operating income/(loss)	$69,011	$(80,189)	$53,817

Pre-tax operating margin	14.1%	N/M	11.2%
N/M – Not meaningful

(1)	Operating expenses include intangible asset amortization expense of $6.9 million, $7.3 million and $6.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

Geographic Areas

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are conducted through European and Asian locations. Net revenues disclosed in the following table reflect the regional view, with financing revenues allocated to geographic locations based upon the location of the capital market, advisory revenues allocated based upon the location of the investment banking team and net institutional sales and trading revenues allocated based upon the location of the client. Asset management revenues are allocated to the U.S. based upon the geographic location of the Company’s asset management team. Net revenues exclude discontinued operations for all periods presented.

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Net revenues:
United States	$476,718	$415,647	$458,610
Europe	12,234	16,436	21,324
Consolidated	$488,952	$432,083	$479,934

Long-lived assets are allocated to geographic locations based upon the location of the asset. The following table presents long-lived assets held for use by geographic region:

	December 31,
(Dollars in thousands)	2012	2011
Long-lived assets:
United States	$285,682	$308,321
Asia	—	2,055
Europe	1,131	1,287
Consolidated	$286,813	$311,663

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

At December 31, 2012, net capital calculated under the SEC rule was $178.9 million, and exceeded the minimum net capital required under the SEC rule by $177.9 million.

The Company’s short-term committed credit facility of $250 million and its variable rate senior notes include covenants requiring Piper Jaffray to maintain minimum net capital of $120 million.

Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, is subject to the capital requirements of the U.K. Financial Services Authority (“FSA”). As of December 31, 2012, Piper Jaffray Ltd. was in compliance with the capital requirements of the FSA.

Piper Jaffray Asia operates entities licensed by the Hong Kong Securities and Futures Commission, which are subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rules promulgated under the Securities and Futures Ordinance. As of December 31, 2012, Piper Jaffray Asia regulated entities were in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Ordinance.

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

The components of income tax expense from continuing operations are as follows:

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Current:
Federal	$16,939	$(6,108)	$10,573
State	(9,563)	27	3,860
Foreign	—	—	—
	7,376	(6,081)	14,433
Deferred:
Federal	7,735	13,803	16,261
State	4,413	2,491	1,469
Foreign	(54)	(1,093)	—
	12,094	15,201	17,730

Total income tax expense from continuing operations	$19,470	$9,120	$32,163

Total income tax expense/(benefit) from discontinued operations	$(23,795)	$1,756	$1,191

A reconciliation of federal income taxes at statutory rates to the Company’s effective tax rates from continuing operations is as follows:

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Federal income tax expense/(benefit) at statutory rates	$24,153	$(28,066)	$18,836
Increase/(reduction) in taxes resulting from:
Goodwill impairment	—	40,440	—
State income taxes, net of federal tax benefit	2,540	1,327	2,468
Net tax-exempt interest income	(3,353)	(3,308)	(2,065)
Foreign jurisdictions tax rate differential	(164)	413	1,761
Change in valuation allowance	(1,110)	(2,185)	3,373
Restricted stock deferred tax asset write-off	4,577	557	5,799
Loss/(income) attributable to noncontrolling interests	(863)	(512)	151
Other, net	(6,310)	454	1,840
Total income tax expense from continuing operations	$19,470	$9,120	$32,163

In accordance with ASC 740, U.S. income taxes are not provided on undistributed earnings of international subsidiaries that are permanently reinvested. As of December 31, 2012, undistributed earnings permanently reinvested in the Company’s foreign subsidiaries were not material.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

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

(Dollars in thousands)	2012	2011
Deferred tax assets:
Deferred compensation	$37,702	$41,746
Net operating loss carry forwards	7,645	11,703
Liabilities/accruals not currently deductible	2,035	1,989
Pension and retirement costs	388	314
Other	2,667	5,101
Total deferred tax assets	50,437	60,853
Valuation allowance	(5,139)	(9,247)

Deferred tax assets after valuation allowance	45,298	51,606

Deferred tax liabilities:
Goodwill amortization	6,010	3,340
Unrealized gains on firm investments	2,134	1,444
Fixed assets	2,706	1,444
Other	826	298

Total deferred tax liabilities	11,676	6,526

Net deferred tax assets	$33,622	$45,080

The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. The Company believes that its future tax profits will be sufficient to recognize its U.S. deferred tax assets. As of December 31, 2012, the Company has recorded a $5.1 million valuation allowance for its U.K. subsidiary’s net operating loss carry forwards, which represents all but $1.1 million of the U.K. subsidiary’s deferred tax asset.

The Company accounts for unrecognized tax benefits in accordance with the provisions of ASC 740, which requires tax reserves to be recorded for uncertain tax positions on the consolidated statements of financial condition. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)
Balance at December 31, 2009	$9,600
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(30)
Settlements	(60)
Balance at December 31, 2010	$9,510
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(595)
Settlements	—
Balance at December 31, 2011	$8,915
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	200
Reductions for tax positions of prior years	(8,825)
Settlements	—
Balance at December 31, 2012	$290

In 2012, the Company reversed $8.8 million of its $8.9 million balance for unrecognized tax benefits. In addition, the Company reversed $2.6 million of accrued interest related to these positions. In aggregate, the Company recorded a $7.4 million credit to income tax expense, net of federal income tax. As of December 31, 2012, the Company has $0.3 million of tax reserves for uncertain state income tax positions. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

component of income tax expense. During the year ended December 31, 2012, the Company recognized no interest and penalties. During the years ended December 31, 2011 and 2010, the Company recognized approximately $0.3 million and $0.7 million, respectively, in interest and penalties. The Company had approximately $0.1 million and $2.6 million for the payment of interest and penalties accrued at December 31, 2012 and 2011, respectively. The Company or one of its subsidiaries files income tax returns with the various states and foreign jurisdictions in which the Company operates. The Company is not subject to U.S. federal tax authorities for years before 2009 and is not subject to state and local or non-U.S. tax authorities for taxable years before 2006. The Company anticipates all of its uncertain income tax provisions will be resolved within the next twelve months.

Note 28 Piper Jaffray Companies (Parent Company only)

Condensed Statements of Financial Condition

	December 31,	December 31,
(Amounts in thousands)	2012	2011
Assets
Cash and cash equivalents	$1,069	$14,493
Investment in and advances to subsidiaries	857,973	845,612
Other assets	20,850	1,969
Total assets	$879,892	$862,074

Liabilities and Shareholders’ Equity
Variable rate senior notes	$125,000	$—
Bank syndicated financing	—	115,000
Accrued compensation	20,838	17,117
Other liabilities and accrued expenses	762	11,566
Total liabilities	146,600	143,683

Shareholders’ equity	733,292	718,391
Total liabilities and shareholders’ equity	$879,892	$862,074

Condensed Statements of Operations

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010
Revenues:
Dividends from subsidiaries	$119,000	$80,483	$201,000
Interest	82	31	194
Total revenues	119,082	80,514	201,194

Interest expense	5,823	5,392	5,451

Net revenues	113,259	75,122	195,743

Non-interest expenses:
Total non-interest expenses	4,222	13,044	4,710

Income from continuing operations before income tax expense/(benefit) and equity distributed in excess of income of subsidiaries	109,037	62,078	191,033

Income tax expense/(benefit)	39,175	(3,128)	112,404

Income from continuing operations of parent company	69,862	65,206	78,629

Equity distributed in excess of income of subsidiaries	(49,617)	(167,226)	(54,267)

Net income/(loss) from continuing operations	20,245	(102,020)	24,362

Discontinued operations:
Income from discontinued operations, net of tax	21,023	—	—

Net income/(loss)	$41,268	$(102,020)	$24,362

Piper Jaffray Companies
Notes to the Consolidated Financial Statements — (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010
Operating Activities:
Net income/(loss)	$41,268	$(102,020)	$24,362
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based and deferred compensation	240	437	300
Goodwill impairment	—	9,247	—
Equity distributed in excess of income of subsidiaries	49,617	167,226	54,267

Net cash provided by operating activities	91,125	74,890	78,929

Financing Activities:
Issuance/(repayment) of variable rate senior notes	125,000	—	(120,000)
Increase/(decrease) in bank syndicated financing	(115,000)	(10,000)	125,000
Advances to subsidiaries	(76,481)	(51,916)	(29,369)
Repurchase of common stock	(38,068)	(5,994)	(47,610)

Net cash used in financing activities	(104,549)	(67,910)	(71,979)

Net increase/(decrease) in cash and cash equivalents	(13,424)	6,980	6,950

Cash and cash equivalents at beginning of year	$14,493	7,513	563

Cash and cash equivalents at end of year	$1,069	$14,493	$7,513

Supplemental disclosures of cash flow information
Cash received/(paid) during the year for:
Interest	$(5,741)	$(5,361)	$(5,257)
Income taxes	$(39,175)	$3,128	$(112,404)

Supplemental Information

Quarterly Information (unaudited)

	2012 Fiscal Quarter
(Amounts in thousands, except per share data)	First	Second	Third	Fourth
Total revenues	$119,872	$109,723	$138,630	150,017
Interest expense	6,434	6,625	7,125	9,106
Net revenues	113,438	103,098	131,505	140,911
Non-interest expenses	98,216	97,443	106,153	118,129
Income from continuing operations before income tax expense/(benefit)	15,222	5,655	25,352	22,782
Income tax expense/(benefit)	7,553	(5,699)	10,194	7,422
Net income from continuing operations	7,669	11,354	15,158	15,360
Income/(loss) from discontinued operations, net of tax	(3,303)	(3,934)	5,171	(3,741)
Net income	4,366	7,420	20,329	11,619
Net income/(loss) applicable to noncontrolling interests	1,437	569	665	(205)
Net income applicable to Piper Jaffray Companies	$2,929	$6,851	$19,664	11,824
Net income applicable to Piper Jaffray Companies' common shareholders	$2,480	$5,890	$16,840	$10,198

Amounts applicable to Piper Jaffray Companies
Income from continuing operations	$6,232	$10,785	$14,493	$15,565
Income/(loss) from discontinued operations, net of tax	(3,303)	(3,934)	5,171	(3,741)
Net income applicable to Piper Jaffray Companies	$2,929	$6,851	$19,664	$11,824

Earnings per basic common share
Income from continuing operations	$0.33	$0.58	$0.82	$0.88
Income/(loss) from discontinued operations	(0.17)	(0.21)	0.29	(0.21)
Earnings per basic common share	$0.15	$0.37	$1.11	$0.67

Earnings per diluted common share
Income from continuing operations	$0.33	$0.58	$0.82	$0.88
Income/(loss) from discontinued operations	(0.17)	(0.21)	0.29	(0.21)
Earnings per diluted common share	$0.15	$0.37	$1.11	$0.67

Weighted average number of common shares
Basic	16,072	15,932	15,210	15,253
Diluted	16,072	15,932	15,210	15,256

	2011 Fiscal Quarter
(Amounts in thousands, except per share data)	First	Second	Third		Fourth
Total revenues	$128,678	$131,943	$103,158		$99,877
Interest expense	8,161	7,693	8,895		6,824
Net revenues	120,517	124,250	94,263		93,053
Non-interest expenses	105,183	106,788	88,872		211,429	(1)
Income/(loss) from continuing operations before income tax expense/(benefit)	15,334	17,462	5,391		(118,376)
Income tax expense/(benefit)	4,586	6,071	1,452		(2,989)
Net income/(loss) from continuing operations	10,748	11,391	3,939		(115,387)
Loss from discontinued operations, net of tax	(3,329)	(244)	(7,315)		(360)
Net income/(loss)	7,419	11,147	(3,376)		(115,747)
Net income applicable to noncontrolling interests	186	453	207		617
Net income/(loss) applicable to Piper Jaffray Companies	$7,233	$10,694	$(3,583)		$(116,364)
Net income/(loss) applicable to Piper Jaffray Companies' common shareholders	$5,711	$8,760	$(3,583)	(2)	$(116,364)	(2)

Amounts applicable to Piper Jaffray Companies
Income/(loss) from continuing operations	$10,562	$10,938	$3,732		$(116,004)
Loss from discontinued operations, net of tax	(3,329)	(244)	(7,315)		(360)
Net income/(loss) applicable to Piper Jaffray Companies	$7,233	$10,694	$(3,583)		$(116,364)

Earnings/(loss) per basic common share
Income/(loss) from continuing operations	$0.55	$0.57	$0.23		$(7.35)
Loss from discontinued operations	(0.17)	(0.01)	(0.46)		(0.02)
Earnings/(loss) per basic common share	$0.38	$0.55	$(0.23)		$(7.38)

Earnings/(loss) per diluted common share
Income/(loss) from continuing operations	$0.55	$0.57	$0.23		$(7.35)
Loss from discontinued operations	(0.17)	(0.01)	(0.46)		(0.02)
Earnings/(loss) per diluted common share	$0.38	$0.55	$(0.23)	(3)	$(7.38)	(3)

Weighted average number of common shares
Basic	15,177	15,840	15,889		15,773
Diluted	15,224	15,845	15,889	(3)	15,773	(3)

(1)	Includes a $120.3 million goodwill impairment charge.

(2)	No allocation of income was made due to loss position.

(3)	Earnings per diluted common shares is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred.

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

During the fourth quarter of our fiscal year ended December 31, 2012, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding our executive officers included in Part I of this Form 10-K under the caption “Executive Officers” is incorporated herein by reference. The information in the definitive proxy statement for our 2013 annual meeting of shareholders to be held on May 8, 2013, under the captions “Item I — Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance — Committees of the Board — Audit Committee,” “Information Regarding the Board of Directors and Corporate Governance — Codes of Ethics and Business Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION.

The information in the definitive proxy statement for our 2013 annual meeting of shareholders to be held on May 8, 2013, under the captions “Executive Compensation,” “Certain Relationships and Related Transactions — Compensation Committee Interlocks and Insider Participation,” “Information Regarding the Board of Directors and Corporate Governance — Compensation Program for Non-Employee Directors” and “Information Regarding the Board of Directors and Corporate Governance — Non-Employee Director Compensation for 2012” is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information in the definitive proxy statement for our 2013 annual meeting of shareholders to be held on May 8, 2013, under the captions “Security Ownership — Beneficial Ownership of Directors, Nominees and Executive Officers,” “Security Ownership — Beneficial Owners of More than Five Percent of Our Common Stock” and “Executive Compensation — Outstanding Equity Awards” are incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information in the definitive proxy statement for our 2013 annual meeting of shareholders to be held on May 8, 2013, under the captions “Information Regarding the Board of Directors and Corporate Governance — Director Independence,” “Certain Relationships and Related Transactions — Transactions with Related Persons” and “Certain Relationships and Related Transactions — Review and Approval of Transactions with Related Persons” is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information in the definitive proxy statement for our 2013 annual meeting of shareholders to be held on May 8, 2013, under the captions “Audit Committee Report and Payment of Fees to Our Independent Auditor — Auditor Fees” and “Audit Committee Report and Payment of Fees to Our Independent Auditor — Auditor Services Pre-Approval Policy” is incorporated herein by reference.

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

2.1
Separation and Distribution Agreement dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 8, 2004). #

2.2
Securities Purchase Agreement dated December 20, 2009 among Piper Jaffray Companies, Piper Jaffray Newco Inc., Advisory Research Holdings, Inc., each of the persons listed on the signature page thereto and Brien M. O’Brien and TA Associates, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed December 21, 2009).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed August 3, 2007).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed August 3, 2007).
4.1	Form of Specimen Certificate for Piper Jaffray Companies Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Form 10, filed June 25, 2003).
4.2
Rights Agreement, dated as of December 31, 2003, between Piper Jaffray Companies and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year end December 31, 2003, filed March 8, 2004).

4.3
Second Amended and Restated Indenture dated as of June 11, 2012 (Secured Commercial Paper Notes), between Piper Jaffray & Co. and the Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, filed August 2, 2012).

4.4
Indenture dated as of April 2, 2012 (Secured Commercial Paper Notes -- Series II), between Piper Jaffray & Co. and the Bank of New York Mellon (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 5, 2012).

10.1
Office Lease Agreement, dated May 30, 2012, by and among Piper Jaffray & Co. and Wells REIT – 800 Nicollett Avenue Owner, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed June 1, 2012).

10.2
U.S. Bancorp Piper Jaffray Inc. Second Century 2000 Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 8, 2004). †

10.3
U.S. Bancorp Piper Jaffray Inc. Second Century Growth Deferred Compensation Plan, as amended and restated effective September 30, 1998 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 8, 2004). †

10.4
Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the year ended June 30, 2009, filed July 31, 2009). †

10.5
Form of Restricted Stock Agreement for Management Committee Performance Grants in 2008 under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the year ended June 30, 2008, filed August 1, 2008). †

Exhibit
Number	Description

10.6
Form of Restricted Stock Agreement for Employee Grants in 2010 (related to 2009 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010). †

10.7
Form of Restricted Stock Agreement for Employee Grants in 2011, 2012 and 2013 (related to 2010, 2011 and 2012 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed February 28, 2011). †

10.8
Form of Stock Option Agreement for Employee Grants in 2004 and 2005 (related to 2003 and 2004 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 4, 2004). †

10.9
Form of Stock Option Agreement for Employee Grants in 2006 (related to 2005 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 1, 2006). †

10.10
Form of Stock Option Agreement for Employee Grants in 2007 and 2008 (related to 2006 and 2007 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007). †

10.11
Form of Stock Option Agreement for Non-Employee Director Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 4, 2004). †

10.12
Form of Performance Share Unit Agreement for 2012 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, filed August 2, 2012). †

10.13
Piper Jaffray Companies Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2010, filed February 28, 2011). †

10.14	Summary of Non-Employee Director Compensation Program † *
10.15	Form of Notice Period Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007). †
10.16	Amended and Restated Loan Agreement dated December 28, 2012, between Piper Jaffray & Co. and U.S. Bank National Association. *
10.17
Note Purchase Agreement dated November 30, 2012 among Piper Jaffray Companies, Piper Jaffray & Co. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed November 30, 2012).

10.18
Letter Agreement between the Company and Brien M. O’Brien (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, filed on May 7, 2010). †

10.19
Restricted Stock Agreement with Brien O’Brien (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, filed on May 7, 2010). †

10.20
Amendment to Restricted Stock Agreement with Brien O’Brien (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 27, 2012). †

10.21	Employment Agreement between the Company and Brien M. O’Brien (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 11, 2012). †
10.22
First Amendment to Employment Agreement, dated February 27, 2012, by and between Piper Jaffray Companies and Brien M. O'Brien (incorporated by reference to Exhibit 10.1 to the Company's Current Report on 8-K, filed February 27, 2012). †

10.23
Second Amendment to Employment Agreement, dated January 30, 2013, by and between Piper Jaffray Companies and Brien M. O'Brien (incorporated by reference to Exhibit 10.1 to the Company's Current Report on 8-K, filed February 8, 2013). †

Exhibit
Number	Description

10.24	Compensation Arrangement with M. Brad Winges *
10.25
Piper Jaffray Companies Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 27, 2012). †

10.26	Form of Mutual Fund Restricted Share Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 27, 2012). †
21.1	Subsidiaries of Piper Jaffray Companies *
23.1	Consent of Ernst & Young LLP *
24.1	Power of Attorney *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer. *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *
32.1	Section 1350 Certifications. **
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and (vi) the notes to the Consolidated Financial Statements.

_______________________

#	The Company hereby agrees to furnish supplementally to the Commission upon request any omitted exhibit or schedule.

†	This exhibit is a management contract or compensatory plan or agreement.

*	Filed herewith

**	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2013.

PIPER JAFFRAY COMPANIES

By	/s/ Andrew S. Duff
Its	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2013.

SIGNATURE	TITLE

/s/ Andrew S. Duff	Chairman and Chief Executive Officer
Andrew S. Duff	(Principal Executive Officer)

/s/ Debbra L. Schoneman	Chief Financial Officer
Debbra L. Schoneman	(Principal Financial and Accounting Officer)

/s/ Michael R. Francis	Director
Michael R. Francis

/s/ B. Kristine Johnson	Director
B. Kristine Johnson

/s/ Addison L. Piper	Director
Addison L. Piper

/s/ Lisa K. Polsky	Director
Lisa K. Polsky

/s/ Philip E. Soran	Director
Philip E. Soran

/s/ Frank L. Sims	Director
Frank L. Sims

/s/ Jean M. Taylor	Director
Jean M. Taylor

/s/ Michele Volpi	Director
Michele Volpi

/s/ Hope Woodhouse	Director
Hope Woodhouse

Exhibit Index

Exhibit
Number	Description

2.1
Separation and Distribution Agreement dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 8, 2004). #

2.2
Securities Purchase Agreement dated December 20, 2009 among Piper Jaffray Companies, Piper Jaffray Newco Inc., Advisory Research Holdings, Inc., each of the persons listed on the signature page thereto and Brien M. O’Brien and TA Associates, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed December 21, 2009).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed August 3, 2007).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed August 3, 2007).
4.1	Form of Specimen Certificate for Piper Jaffray Companies Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Form 10, filed June 25, 2003).
4.2
Rights Agreement, dated as of December 31, 2003, between Piper Jaffray Companies and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year end December 31, 2003, filed March 8, 2004).

4.3
Second Amended and Restated Indenture dated as of June 11, 2012 (Secured Commercial Paper Notes), between Piper Jaffray & Co. and the Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, filed August 2, 2012).

4.4
Indenture dated as of April 2, 2012 (Secured Commercial Paper Notes -- Series II), between Piper Jaffray & Co. and the Bank of New York Mellon (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 5, 2012).

10.1
Office Lease Agreement, dated May 30, 2012, by and among Piper Jaffray & Co. and Wells REIT – 800 Nicollett Avenue Owner, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed June 1, 2012).

10.2
U.S. Bancorp Piper Jaffray Inc. Second Century 2000 Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 8, 2004). †

10.3
U.S. Bancorp Piper Jaffray Inc. Second Century Growth Deferred Compensation Plan, as amended and restated effective September 30, 1998 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 8, 2004). †

10.4
Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the year ended June 30, 2009, filed July 31, 2009). †

10.5
Form of Restricted Stock Agreement for Management Committee Performance Grants in 2008 under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the year ended June 30, 2008, filed August 1, 2008). †

10.6
Form of Restricted Stock Agreement for Employee Grants in 2010 (related to 2009 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010). †

10.7
Form of Restricted Stock Agreement for Employee Grants in 2011, 2012 and 2013 (related to 2010, 2011 and 2012 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed February 28, 2011). †

10.8
Form of Stock Option Agreement for Employee Grants in 2004 and 2005 (related to 2003 and 2004 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 4, 2004). †

10.9
Form of Stock Option Agreement for Employee Grants in 2006 (related to 2005 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 1, 2006). †

Exhibit
Number	Description

10.10
Form of Stock Option Agreement for Employee Grants in 2007 and 2008 (related to 2006 and 2007 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007). †

10.11
Form of Stock Option Agreement for Non-Employee Director Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 4, 2004). †

10.12
Form of Performance Share Unit Agreement for 2012 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, filed August 2, 2012). †

10.13
Piper Jaffray Companies Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2010, filed February 28, 2011). †

10.14	Summary of Non-Employee Director Compensation Program † *
10.15	Form of Notice Period Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007). †
10.16	Amended and Restated Loan Agreement dated December 28, 2012, between Piper Jaffray & Co. and U.S. Bank National Association. *
10.17
Note Purchase Agreement dated November 30, 2012 among Piper Jaffray Companies, Piper Jaffray & Co. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed November 30, 2012).

10.18
Letter Agreement between the Company and Brien M. O’Brien (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, filed on May 7, 2010). †

10.19
Restricted Stock Agreement with Brien O’Brien (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, filed on May 7, 2010). †

10.20
Amendment to Restricted Stock Agreement with Brien O’Brien (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 27, 2012). †

10.21	Employment Agreement between the Company and Brien M. O’Brien (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 11, 2012). †
10.22
First Amendment to Employment Agreement, dated February 27, 2012, by and between Piper Jaffray Companies and Brien M. O'Brien (incorporated by reference to Exhibit 10.1 to the Company's Current Report on 8-K, filed February 27, 2012). †

10.23
Second Amendment to Employment Agreement, dated January 30, 2013, by and between Piper Jaffray Companies and Brien M. O'Brien (incorporated by reference to Exhibit 10.1 to the Company's Current Report on 8-K, filed February 8, 2013). †

10.24	Compensation Arrangement with M. Brad Winges *
10.25
Piper Jaffray Companies Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 27, 2012). †

10.26	Form of Mutual Fund Restricted Share Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 27, 2012). †
21.1	Subsidiaries of Piper Jaffray Companies *
23.1	Consent of Ernst & Young LLP *
24.1	Power of Attorney *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer. *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *
32.1	Section 1350 Certifications. **

Exhibit
Number	Description

101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and (vi) the notes to the Consolidated Financial Statements.

_______________________

#	The Company hereby agrees to furnish supplementally to the Commission upon request any omitted exhibit or schedule.

†	This exhibit is a management contract or compensatory plan or agreement.

*	Filed herewith

**	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.