Form 10-Q
period 2013-03-31
PIPER JAFFRAY COMPANIES
filed 2013-05-03
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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

As of April 26, 2013, the registrant had 17,259,281 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

Piper Jaffray Companies
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2013	2012
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$22,515	$105,371
Cash and cash equivalents segregated for regulatory purposes	45,012	31,007
Receivables:
Customers	17,503	13,795
Brokers, dealers and clearing organizations	165,565	148,117
Securities purchased under agreements to resell	95,939	145,433

Financial instruments and other inventory positions owned	465,065	384,789
Financial instruments and other inventory positions owned and pledged as collateral	1,090,563	826,806
Total financial instruments and other inventory positions owned	1,555,628	1,211,595

Fixed assets (net of accumulated depreciation and amortization of $62,350 and $61,032, respectively)	13,802	15,089
Goodwill	196,844	196,844
Intangible assets (net of accumulated amortization of $25,537 and $23,876, respectively)	39,597	41,258
Other receivables	39,211	44,874
Other assets	132,326	129,697
Assets held for sale	5,936	4,653
Total assets	$2,329,878	$2,087,733

Liabilities and Shareholders’ Equity
Short-term financing	$409,018	$477,014
Variable rate senior notes	125,000	125,000
Payables:
Customers	75,339	42,007
Brokers, dealers and clearing organizations	104,269	60,155
Securities sold under agreements to repurchase	83,040	50,000
Financial instruments and other inventory positions sold, but not yet purchased	592,797	357,201
Accrued compensation	35,517	132,124
Other liabilities and accrued expenses	42,939	53,193
Liabilities held for sale	179	864
Total liabilities	1,468,098	1,297,558

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at March 31, 2013 and December 31, 2012;
Shares issued: 19,531,823 at March 31, 2013 and 19,530,359 at December 31, 2012;
Shares outstanding: 16,000,677 at March 31, 2013 and 15,213,796 at December 31, 2012	195	195
Additional paid-in capital	741,290	754,566
Retained earnings	128,949	118,803
Less common stock held in treasury, at cost: 3,531,146 shares at March 31, 2013 and 4,316,563 shares at December 31, 2012	(118,519)	(140,939)
Accumulated other comprehensive income	519	667
Total common shareholders’ equity	752,434	733,292

Noncontrolling interests	109,346	56,883
Total shareholders’ equity	861,780	790,175

Total liabilities and shareholders’ equity	$2,329,878	$2,087,733
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2013	2012
Revenues:
Investment banking	$40,362	$48,085
Institutional brokerage	43,260	44,080
Asset management	18,211	16,533
Interest	13,363	11,146
Other income	2,953	28

Total revenues	118,149	119,872

Interest expense	8,616	6,434

Net revenues	109,533	113,438

Non-interest expenses:
Compensation and benefits	66,105	68,796
Occupancy and equipment	5,817	6,862
Communications	5,232	5,897
Floor brokerage and clearance	2,150	2,107
Marketing and business development	4,980	4,878
Outside services	7,214	5,838
Intangible asset amortization expense	1,661	1,736
Other operating expenses	(1,794)	2,102

Total non-interest expenses	91,365	98,216

Income from continuing operations before income tax expense	18,168	15,222

Income tax expense	5,600	7,553

Income from continuing operations	12,568	7,669

Discontinued operations:
Loss from discontinued operations, net of tax	(521)	(3,303)

Net income	12,047	4,366

Net income applicable to noncontrolling interests	1,901	1,437

Net income applicable to Piper Jaffray Companies	$10,146	$2,929

Net income applicable to Piper Jaffray Companies’ common shareholders	$8,966	$2,480

Amounts applicable to Piper Jaffray Companies
Income from continuing operations	$10,667	$6,232
Loss from discontinued operations, net of tax	(521)	(3,303)
Net income applicable to Piper Jaffray Companies	$10,146	$2,929

Earnings/(loss) per basic common share
Income from continuing operations	$0.60	$0.33
Loss from discontinued operations	(0.03)	(0.17)
Earnings per basic common share	$0.58	$0.15

Earnings/(loss) per diluted common share
Income from continuing operations	$0.60	$0.33
Loss from discontinued operations	(0.03)	(0.17)
Earnings per diluted common share	$0.57	$0.15

Weighted average number of common shares outstanding
Basic	15,582	16,072
Diluted	15,610	16,072
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2013	2012

Net income	$12,047	$4,366

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(148)	88

Comprehensive income	11,899	4,454

Comprehensive income applicable to noncontrolling interests	1,901	1,437

Comprehensive income applicable to Piper Jaffray Companies	$9,998	$3,017

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Operating Activities:
Net income	$12,047	$4,366
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	1,426	1,894
Deferred income taxes	12,070	8,983
Share-based and deferred compensation	795	(162)
Amortization of intangible assets	1,661	1,917
Amortization of forgivable loans	1,725	1,945
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	(14,005)	9,002
Receivables:
Customers	(3,708)	(33,978)
Brokers, dealers and clearing organizations	(17,448)	(21,929)
Securities purchased under agreements to resell	(49,763)	(19,605)
Net financial instruments and other inventory positions owned	(108,437)	(214,090)
Other receivables	3,930	(8,111)
Other assets	(14,822)	(512)
Increase/(decrease) in operating liabilities:
Payables:
Customers	33,332	5,575
Brokers, dealers and clearing organizations	44,114	103,955
Securities sold under agreements to repurchase	—	7,852
Accrued compensation	(74,265)	(52,518)
Other liabilities and accrued expenses	(10,211)	1,594
Assets held for sale	(1,283)	(982)
Liabilities held for sale	(685)	(677)

Net cash used in operating activities	(183,527)	(205,481)

Investing Activities:
Purchases of fixed assets, net	(230)	(2,076)

Net cash used in investing activities	(230)	(2,076)

Financing Activities:
Increase/(decrease) in short-term financing	(67,996)	173,976
Decrease in bank syndicated financing	—	(6,250)
Increase in securities sold under agreements to repurchase	132,297	20,167
Increase in noncontrolling interests	50,562	2,296
Repurchase of common stock	(13,929)	(15,404)
Excess tax benefit from share-based compensation	55	—

Net cash provided by financing activities	100,989	174,785

Currency adjustment:
Effect of exchange rate changes on cash	(88)	(3)

Net decrease in cash and cash equivalents	(82,856)	(32,775)

Cash and cash equivalents at beginning of period	105,371	85,024

Cash and cash equivalents at end of period	$22,515	$52,249

Supplemental disclosure of cash flow information -
Cash paid/(received) during the period for:
Interest	$8,302	$7,043
Income taxes	$596	$(1,365)

Non-cash financing activities -
Issuance of common stock for retirement plan obligations:
96,049 shares and 165,241 shares for the three months ended March 31, 2013 and 2012, respectively	$3,939	$3,814

Issuance of restricted common stock for annual equity award:
431,582 shares and 487,181 shares for the three months ended March 31, 2013 and 2012, respectively	$17,699	$11,244
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

Asset Management

The Asset Management segment provides traditional asset management services with product offerings in equity securities and master limited partnerships to institutions and individuals. Revenues are generated in the form of management and performance fees. Revenues are also generated through investments in the partnerships and funds that the Company manages.

As discussed in Note 4, the Company's FAMCO subsidiary has been held for sale since December 31, 2012.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Reclassification

In 2012, the Company reclassified the value of restricted stock forfeitures from other income to a reduction of compensation and benefits expense within the consolidated statements of operations to be consistent with the reporting of forfeitures for the Piper Jaffray Companies Mutual Fund Restricted Share Investment Plan and to more accurately reflect compensation expense. The prior period amount has been reclassified in the accompanying financial statements to conform to current period presentation. The reclassified amount within continuing operations was $0.8 million for the three months ended March 31, 2012. This change had no effect on shareholders’ equity, net income or cash flows for the period presented.

Note 2 Summary of Significant Accounting Policies

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for a full description of the Company's significant accounting policies.

Note 3 Recent Accounting Pronouncements

Adoption of New Accounting Standards

Disclosures about Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” (“ASU 2011-11”) amending FASB Accounting Standards Codification Topic 210, “Balance Sheet.” The amended guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” (“ASU 2013-01”) to limit the scope of ASU 2011-11 to derivatives, repurchase agreements, and securities lending arrangements. ASU 2011-11 and ASU 2013-01 were effective for the Company as of January 1, 2013. The adoption of ASU 2011-11 and ASU 2013-01 did not impact the Company’s results of operations or financial position, but did impact the Company’s disclosures about the offsetting of certain assets and liabilities, and related arrangements.

Indefinite-Lived Intangible Assets

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” (“ASU 2012-02”) amending FASB Accounting Standards Codification Topic 350, “Intangibles - Goodwill and Other.” The amended guidance permits companies to first assess qualitative factors in determining whether the fair value of an indefinite-lived intangible asset is less than its carrying amount. ASU 2012-02 was effective for annual and interim indefinite-lived intangible asset impairment tests performed by the Company for the fiscal year beginning as of January 1, 2013. The adoption of ASU 2012-02 did not impact the Company's results of operations or financial position.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

The components of discontinued operations for the Hong Kong capital markets business are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Net revenues	$—	$2,055

Total non-interest expenses	397	4,940

Loss from discontinued operations before income tax expense/(benefit)	(397)	(2,885)

Income tax expense/(benefit)	(73)	36

Loss from discontinued operations, net of tax	$(324)	$(2,921)

On March 8, 2013, the Company signed a definitive agreement to sell FAMCO and the transaction closed on April 30, 2013 for consideration of $4.0 million. FAMCO's results, previously reported in the Asset Management segment, have been presented as discontinued operations for all periods presented and the related assets and liabilities have been classified as held for sale. The disposal group primarily consists of intangible assets, other receivables and accrued compensation at March 31, 2013 and December 31, 2012, respectively.

The components of discontinued operations for FAMCO are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Net revenues	$1,276	$1,372

Total non-interest expenses	1,583	1,338

Income/(loss) from discontinued operations before income tax expense/(benefit)	(307)	34

Income tax expense/(benefit)	(110)	416

Loss from discontinued operations, net of tax	$(197)	$(382)

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 5 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased were as follows:

	March 31,	December 31,
(Dollars in thousands)	2013	2012
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$28,398	$16,478
Convertible securities	47,858	44,978
Fixed income securities	52,041	33,668
Municipal securities:
Taxable securities	372,987	164,059
Tax-exempt securities	398,650	418,189
Short-term securities	150,461	68,328
Asset-backed securities	107,681	116,195
U.S. government agency securities	359,137	304,259
U.S. government securities	625	4,966
Derivative contracts	37,790	40,475
	$1,555,628	$1,211,595

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$32,992	$27,090
Convertible securities	1,443	1,015
Fixed income securities	12,493	19,314
Municipal securities:
Short-term securities	—	60
U.S. government agency securities	124,171	73,724
U.S. government securities	415,906	231,043
Derivative contracts	5,792	4,955
	$592,797	$357,201

At March 31, 2013 and December 31, 2012, financial instruments and other inventory positions owned in the amount of $1.1 billion and $826.8 million, respectively, had been pledged as collateral for repurchase agreements, short-term financings and to the prime broker of the Company’s municipal bond funds.

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

Derivative Contract Financial Instruments

The Company uses interest rate swaps, interest rate locks and credit default swap index contracts to facilitate customer transactions and as a means to manage risk in certain inventory positions. The following describes the Company’s derivatives by the type of transaction or security the instruments are economically hedging.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

The following table presents the total absolute notional contract amount associated with the Company’s outstanding derivative instruments:

(Dollars in thousands)		March 31,	December 31,
Transaction Type or Hedged Security	Derivative Category	2013	2012
Customer matched-book	Interest rate derivative contract	$5,457,237	$5,569,096
Trading securities	Interest rate derivative contract	219,000	244,250
Trading securities	Credit default swap index contract	344,552	230,650
		$6,020,789	$6,043,996

The Company’s interest rate derivative contracts and credit default swap index contracts do not qualify for hedge accounting, therefore, unrealized gains and losses are recorded on the consolidated statements of operations. The following table presents the Company’s unrealized gains/(losses) on derivative instruments:

(Dollars in thousands)		Three Months Ended March 31,
Derivative Category	Operations Category	2013	2012
Interest rate derivative contract	Investment banking	$(538)	$(741)
Interest rate derivative contract	Institutional brokerage	5,935	2,145
Credit default swap index contract	Institutional brokerage	(1,874)	(911)
		$3,523	$493

The gross fair market value of all derivative instruments and their location on the Company’s consolidated statements of financial condition prior to counterparty netting are shown below by asset or liability position (1):

(Dollars in thousands)		Asset Value at		Liability Value at
Derivative Category	Financial Condition Location	March 31, 2013	Financial Condition Location	March 31, 2013
Interest rate derivative contract	Financial instruments and other inventory positions owned	$538,872	Financial instruments and other inventory positions sold, but not yet purchased	$510,776
Credit default swap index contract	Financial instruments and other inventory positions owned	9,406	Financial instruments and other inventory positions sold, but not yet purchased	7,026
		$548,278		$517,802

(1)	Amounts are disclosed at gross fair value in accordance with the requirements of FASB Accounting Standards Codification Topic 815, "Derivatives and Hedging" ("ASC 815").

Derivatives are reported on a net basis by counterparty (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of offset exists and on a net basis by cross product when applicable provisions are stated in master netting agreements. Cash collateral received or paid is netted on a counterparty basis, provided a legal right of offset exists.

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company’s financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company’s  derivative contracts are substantially collateralized by its counterparties, who  are major  financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of March 31, 2013, the Company had $29.1 million of uncollateralized

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

credit exposure with these counterparties (notional contract amount of $202.8 million), including $16.0 million of uncollateralized credit exposure with one counterparty.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

U.S. government agency securities – U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities and are categorized as Level II. Mortgage bonds include bonds secured by mortgages, mortgage pass-through securities, agency collateralized mortgage-obligation (“CMO”) securities and agency interest-only securities. Mortgage pass-through securities, CMO securities and interest-only securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore are generally categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields ranging from 65-105 basis points (“bps”) on spreads over U.S. treasury securities, or models based upon prepayment expectations ranging from 350-450 Public Securities Association (“PSA”) prepayment levels. These securities are categorized as Level II.

U.S. government securities – U.S. government securities include highly liquid U.S. treasury securities which are generally valued using quoted market prices and therefore categorized as Level I. The Company does not transact in securities of countries other than the U.S. government.

Derivatives – Derivative contracts include interest rate and basis swaps, forward purchase agreements, interest rate locks, futures and credit default swap index contracts. These instruments derive their value from underlying assets, reference rates, indices or a combination of these factors. The majority of the Company’s interest rate derivative contracts, including both interest rate swaps and interest rate locks, are valued using market standard pricing models based on the net present value of estimated future cash flows. The valuation models used do not involve material subjectivity as the methodologies do not entail significant judgment and the pricing inputs are market observable, including contractual terms, yield curves and measures of volatility. These instruments are classified as Level II within the fair value hierarchy. Certain interest rate locks transact in less active markets and were valued using valuation models that used the previously mentioned observable inputs and certain unobservable inputs that required significant judgment, such as the premium over the MMD curve. These instruments are classified as Level III. The Company’s credit default swap index contracts are valued using market price quotations and are classified as Level II.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking and other investments at inception to reflect economic events in earnings on a timely basis. At March 31, 2013, $19.1 million in merchant banking and other equity investments, included within other assets on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets. The gains from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were $3.2 million for the three months ended March 31, 2013.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level III financial instruments as of March 31, 2013:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	Discounted cash flow	Debt service coverage ratio (2)	5 - 69%	24.7%
Short-term securities	Discounted cash flow	Expected recovery rate (% of par) (2)	77 - 80%	79.6%
Asset-backed securities:
Collateralized by residential mortgages	Discounted cash flow	Credit default rates (3)	1 - 12%	4.9%
		Prepayment rates (4)	2 - 11%	5.8%
		Loss severity (3)	50 - 100%	58.7%
		Valuation yields (3)	4 - 8%	5.4%
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	3 - 58 bps	27.2 bps
Investments:
Warrants in public and private companies	Black-Scholes option pricing model	Liquidity discount rates (1)	30 - 40%	34.1%
Warrants in private companies	Black-Scholes option pricing model	Stock volatility factors of comparable companies (2)	38 - 144%	44.6%
Equity securities in private companies	Discounted cash flow/ Market approach	Revenue multiple (2)	2 - 4 times	2.8 times

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	15 - 62 bps	24.9 bps
Sensitivity of the fair value to changes in unobservable inputs:

(1)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly lower/(higher) fair value measurement.

(2)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly higher/(lower) fair value measurement.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company’s financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of March 31, 2013:

				Counterparty
				and Cash
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$6,703	$21,695	$—	$—	$28,398
Convertible securities	—	47,858	—	—	47,858
Fixed income securities	—	52,041	—	—	52,041
Municipal securities:
Taxable securities	—	372,987	—	—	372,987
Tax-exempt securities	—	397,219	1,431	—	398,650
Short-term securities	—	149,805	656	—	150,461
Asset-backed securities	—	27	107,654	—	107,681
U.S. government agency securities	—	359,137	—	—	359,137
U.S. government securities	625	—	—	—	625
Derivative contracts	—	545,906	2,372	(510,488)	37,790
Total financial instruments and other inventory positions owned:	7,328	1,946,675	112,113	(510,488)	1,555,628

Cash equivalents	774	—	—	—	774

Investments	6,391	—	41,653	—	48,044
Total assets	$14,493	$1,946,675	$153,766	$(510,488)	$1,604,446

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$32,992	$—	$—	$—	$32,992
Convertible securities	—	1,443	—	—	1,443
Fixed income securities	—	12,493	—	—	12,493
U.S. government agency securities	—	124,171	—	—	124,171
U.S. government securities	415,906	—	—	—	415,906
Derivative contracts	—	517,403	399	(512,010)	5,792
Total financial instruments and other inventory positions sold, but not yet purchased:	$448,898	$655,510	$399	$(512,010)	$592,797

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

The Company’s Level III assets were $153.8 million and $152.3 million, or 9.6 percent and 11.7 percent of financial instruments measured at fair value at March 31, 2013 and December 31, 2012, respectively. The value of transfers between levels are recognized at the beginning of the reporting period. There were no significant transfers between Level I, Level II or Level III for the three months ended March 31, 2013.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments during the three months ended March 31, 2013 and 2012:

	Balance at					Realized	Unrealized	Balance at
	December 31,			Transfers	Transfers	gains/	gains/	March 31,
(Dollars in thousands)	2012	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2013
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$1,429	$1	$—	$—	$—	$(266)	$267	$1,431
Short-term securities	656	—	—	—	—	—	—	656
Asset-backed securities	116,171	185,659	(203,606)	—	—	15,265	(5,835)	107,654
Derivative contracts	827	—	(13)	—	—	—	1,558	2,372
Total financial instruments and other inventory positions owned:	119,083	185,660	(203,619)	—	—	14,999	(4,010)	112,113

Investments	33,245	5,362	—	—	—	4	3,042	41,653
Total assets	$152,328	$191,022	$(203,619)	$—	$—	$15,003	$(968)	$153,766

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$5,218	$(5,650)	$—	$—	$—	$5,637	$(4,806)	$399
Total financial instruments and other inventory positions sold, but not yet purchased:	$5,218	$(5,650)	$—	$—	$—	$5,637	$(4,806)	$399

(1)
Realized and unrealized gains/(losses) related to financial instruments, with the exception of customer matched-book derivatives, are reported in institutional brokerage on the consolidated statements of operations. Realized and unrealized gains/(losses) related to customer matched-book derivatives are reported in investment banking. Realized and unrealized gains/(losses) related to investments are reported in investment banking revenues or other income/(loss) on the consolidated statements of operations.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Balance at					Realized	Unrealized	Balance at
	December 31,			Transfers	Transfers	gains/	gains/	March 31,
(Dollars in thousands)	2011	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2012
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$—	$—	$—	$2,250	$—	$—	$346	$2,596
Fixed income securities	2,815	38,433	(37,138)	226	—	50	(111)	4,275
Municipal securities:
Tax-exempt securities	3,135	1,550	(1,340)	—	—	(381)	75	3,039
Short-term securities	175	2,700	—	—	—	—	(945)	1,930
Asset-backed securities	53,088	99,232	(83,941)	—	—	(357)	1,725	69,747
Derivative contracts	—	—	—	—	—	—	2,046	2,046
Total financial instruments and other inventory positions owned:	59,213	141,915	(122,419)	2,476	—	(688)	3,136	83,633

Investments	21,341	—	(3)	—	—	3	(654)	20,687
Total assets	$80,554	$141,915	$(122,422)	$2,476	$—	$(685)	$2,482	$104,320

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Convertible securities	$1,171	$—	$—	$—	$(1,171)	$—	$—	$—
Fixed income securities	900	(897)	—	—	—	(49)	46	—
Derivative contracts	3,594	(2,911)	—	—	—	2,911	(99)	3,495
Total financial instruments and other inventory positions sold, but not yet purchased:	$5,665	$(3,808)	$—	$—	$(1,171)	$2,862	$(53)	$3,495

(1)
Realized and unrealized gains/(losses) related to financial instruments, with the exception of customer matched-book derivatives, are reported in institutional brokerage on the consolidated statements of operations. Realized and unrealized gains/(losses) related to customer matched-book derivatives are reported in investment banking. Realized and unrealized gains/(losses) related to investments are reported in investment banking revenues or other income/(loss) on the consolidated statements of operations.

The carrying values of some of the Company’s financial instruments approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include cash, securities either purchased or sold under agreements to resell, receivables and payables either from or to customers and brokers, dealers and clearing organizations and short-term financings.

Note 7 Variable Interest Entities

In the normal course of business, the Company periodically creates or transacts with entities that are investment vehicles organized as partnerships or limited liability companies. These entities were established for the purpose of investing in securities of public or private companies, or municipal debt obligations and were initially financed through the capital commitments of the members. The Company has investments in and/or acts as the managing partner of these entities. In certain instances, the Company provides management and investment advisory services for which it earns fees generally based upon the market value of assets under management and may include incentive fees based upon performance. The Company’s aggregate investments in these investment vehicles totaled $107.4 million and $96.9 million at March 31, 2013 and December 31, 2012, respectively, and are recorded in other assets on the consolidated statements of financial condition. The Company’s remaining capital commitments to these entities was $41.3 million at March 31, 2013.

Variable interest entities (“VIEs”) are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities. The determination as to whether an entity is a VIE is based on the amount and nature of the members’ equity investment in the entity. The Company also considers other characteristics such as the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance. For those entities that meet the deferral provisions defined by FASB ASU No. 2010-10, "Consolidation: Amendments for Certain Investment Funds," ("ASU 2010-10"), the Company considers characteristics such as

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

the ability to influence the decision making about the entity’s activities and how the entity is financed. The Company has identified certain of the entities described above as VIEs. These VIEs had net assets approximating $0.7 billion and $0.8 billion at March 31, 2013 and December 31, 2012, respectively. The Company’s exposure to loss from these VIEs is $5.9 million, which is the carrying value of its capital contributions recorded in other assets on the consolidated statements of financial condition at March 31, 2013. The Company had no liabilities related to these VIEs at March 31, 2013 and December 31, 2012.

The Company is required to consolidate all VIEs for which it is considered to be the primary beneficiary. The determination as to whether the Company is considered to be the primary beneficiary is based on whether the Company has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For those entities that meet the deferral provisions defined by ASU 2010-10, the determination as to whether the Company is considered to be the primary beneficiary differs in that it is based on whether the Company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The Company determined it is not the primary beneficiary of these VIEs and accordingly does not consolidate them. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of March 31, 2013.

Note 8 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers and clearing organizations included:

	March 31,	December 31,
(Dollars in thousands)	2013	2012
Receivable arising from unsettled securities transactions	$45,992	$66,426
Deposits paid for securities borrowed	28,845	32,163
Receivable from clearing organizations	12,542	17,655
Deposits with clearing organizations	40,318	24,717
Securities failed to deliver	10,086	5,440
Other	27,782	1,716
	$165,565	$148,117

Amounts payable to brokers, dealers and clearing organizations included:

	March 31,	December 31,
(Dollars in thousands)	2013	2012
Payable arising from unsettled securities transactions	$83,695	$24,643
Payable to clearing organizations	5,087	5,763
Securities failed to receive	2,603	7,459
Other	12,884	22,290
	$104,269	$60,155

Deposits paid for securities borrowed approximate the market value of the securities. Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received by the Company on settlement date.

Note 9 Collateralized Securities Transactions

The Company’s financing and customer securities activities involve the Company using securities as collateral. In the event that the counterparty does not meet its contractual obligation to return securities used as collateral (e.g., pursuant to the terms of a repurchase agreement), or customers do not deposit additional securities or cash for margin when required, the Company may be exposed to the risk of reacquiring the securities or selling the securities at unfavorable market prices in order to satisfy its obligations to its customers or counterparties. The Company seeks to control this risk by monitoring the market value of securities pledged or used as collateral on a daily basis and requiring adjustments in the event of excess market exposure. The Company will also use an unaffiliated third party custodian to administer the underlying collateral for certain of its repurchase agreements and short-term financing to mitigate risk.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

In the normal course of business, the Company obtains securities purchased under agreements to resell, securities borrowed and margin agreements on terms that permit it to repledge or resell the securities to others, typically pursuant to repurchase agreements. The Company obtained securities with a fair value of approximately $230.2 million and $186.1 million at March 31, 2013 and December 31, 2012, respectively, of which $217.9 million and $174.4 million, respectively, had been pledged or otherwise transferred to satisfy its commitments under financial instruments and other inventory positions sold, but not yet purchased.

The following is a summary of the Company’s securities sold under agreements to repurchase (“Repurchase Liabilities”), the fair market value of related collateral pledged and the interest rate charged by the Company’s counterparty, which is based on LIBOR plus an applicable margin, as of March 31, 2013:

(Dollars in thousands)	Repurchase Liabilities	Fair Market Value	Interest Rate
On demand maturities:
U.S. government agency securities	$182,297	$194,138	0.30 - 0.45%

Securities purchased under agreements to resell (reverse repurchase agreements), securities sold under agreements to repurchase (repurchase agreements) and securities borrowed and loaned are reported on a net basis by counterparty when a legal right of offset exists.

The following tables provide information on the gross and net amounts of recognized assets and liabilities for the Company's reverse repurchase agreements, securities borrowed and repurchase agreements, and items not offset on the consolidated statements of financial condition but available for offset in the event of default or termination of any one contract at March 31, 2013:

		Gross Amounts	Net Amounts	Gross Amounts Not Offset
		Offset on the	Presented on the	on the Consolidated Statements
	Gross	Consolidated	Consolidated	of Financial Condition
(Dollars in thousands)	Recognized	Statements of	Statements of	Financial	Collateral
Description	Assets	Financial Condition	Financial Condition	Instruments	Received (1)	Net Amount
Reverse repurchase agreements	$195,196	$(99,257)	$95,939	$—	$(95,939)	$—
Securities borrowing (3)	28,845	—	28,845	—	(28,845)	—

		Gross Amounts	Net Amounts	Gross Amounts Not Offset
		Offset on the	Presented on the	on the Consolidated Statements
	Gross	Consolidated	Consolidated	of Financial Condition
(Dollars in thousands)	Recognized	Statements of	Statements of	Financial	Collateral
Description	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged (2)	Net Amount
Repurchase agreements	$182,297	$(99,257)	$83,040	$—	$(83,040)	$—

(1)	Includes securities received by the Company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default.

(2)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the consolidated statements of financial condition unless the Company defaults.

(3)
Securities borrowing transactions are included in receivables from brokers, dealers and clearing organizations on the consolidated statements of financial condition. See Note 8 for additional information on receivables from brokers, dealers and clearing organizations.

There were no gross amounts offset on the consolidated statements of financial condition for reverse repurchase agreements, securities borrowing or repurchase agreements at December 31, 2012 as a legal right of offset did not exist. There were also no amounts outstanding related to securities lending arrangements at March 31, 2013 and December 31, 2012, respectively. See Note 5 for information regarding the gross and net amounts of recognized assets and liabilities for the Company's derivative contracts.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 10 Other Assets

Other assets include net deferred income tax assets, proprietary investments, income tax receivables and prepaid expenses. The Company’s investments include investments in private companies and partnerships, warrants of public and private companies and private company debt. Other assets included:

	March 31,	December 31,
(Dollars in thousands)	2013	2012
Net deferred income tax assets	$21,552	$33,622
Investments at fair value	48,044	39,055
Investments at cost	25,132	26,364
Investments accounted for under the equity method	19,978	20,353
Income tax receivables	12,679	5,448
Prepaid expenses	3,694	3,840
Other	1,247	1,015
Total other assets	$132,326	$129,697

Management regularly reviews the Company’s investments in private company debt and has concluded that no valuation allowance is needed as it is probable that all contractual principal and interest will be collected.

At March 31, 2013, investments carried on a cost basis had an estimated fair market value of $41.8 million. The estimated fair value of these investments was measured using discounted cash flow models that utilize market data for comparable companies (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA")). Because valuation adjustments, based upon management’s judgment, were made to account for differences between the measured security and comparable securities, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Note 11 Goodwill and Intangible Assets

The following table presents the changes in the carrying value of goodwill and intangible assets from continuing operations for the three months ended March 31, 2013:

Asset
(Dollars in thousands)	Management
Goodwill
Balance at December 31, 2012	$196,844
Goodwill acquired	—
Impairment charge	—
Balance at March 31, 2013	$196,844

Intangible assets
Balance at December 31, 2012	$41,258
Amortization of intangible assets	(1,661)
Balance at March 31, 2013	$39,597

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 12 Short-Term Financing

The following is a summary of short-term financing and the weighted average interest rate on borrowings:

	Outstanding Balance		Weighted Average Interest Rate
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)	2013	2012	2013	2012
Commercial paper (secured)	$264,099	$304,439	1.51%	1.65%
Prime broker arrangement	75,919	172,575	0.97%	0.98%
Bank lines (secured)	69,000	—	1.50%	N/A
Total short-term financing	$409,018	$477,014

The Company issues secured commercial paper to fund a portion of its securities inventory. The secured commercial paper notes (“CP Notes”) are issued with maturities of 28 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, CP Series A and CP Series II A, and are secured by different inventory classes. As of March 31, 2013, the weighted average maturity of CP Series A and CP Series II A was 102 days and 99 days, respectively. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin.

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

The Company’s committed short-term bank line financing at March 31, 2013 consisted of a one-year $250 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2012. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain a minimum net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 28, 2013. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At March 31, 2013, the Company had no advances against this line of credit.

The Company’s uncommitted secured lines at March 31, 2013 totaled $175 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company’s uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. At March 31, 2013, the Company had $69.0 million in advances against these lines of credit.

Note 13 Variable Rate Senior Notes

On November 30, 2012, the Company entered into a note purchase agreement (“Note Purchase Agreement”) under which the Company issued unsecured variable rate senior notes (“Notes”) in the amount of $125 million. The initial holders of the Notes are certain entities advised by PIMCO. The Notes consist of two classes, Class A Notes and Class B Notes, with principal amounts of $50 million and $75 million, respectively. The Class A Notes bear interest at a rate equal to three-month LIBOR plus 4.00 percent and mature on May 31, 2014. The Class B Notes bear interest at a rate equal to three-month LIBOR plus 4.50 percent and mature on November 30, 2015. Interest on the Notes is adjustable and payable quarterly. The unpaid principal amounts are due in full on the respective maturity dates and are not subject to prepayment at the Company's discretion. The proceeds from the Notes were used to repay the outstanding balance under the bank syndicated credit agreement (“Credit Agreement”) discussed in Note 14. The remaining proceeds are being used for general corporate purposes.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Purchase Agreement, the noteholders may declare the entire principal and any accrued interest on the Notes to be due and payable and exercise other customary remedies.

The Note Purchase Agreement includes covenants that, among other things, require the Company to maintain a minimum consolidated tangible net worth and regulatory net capital, limit the Company's leverage ratio and require the Company to maintain a minimum ratio of operating cash flow to fixed charges. With respect to the net capital covenant, the Company's U.S. broker dealer subsidiary is required to maintain minimum net capital of $120 million. At March 31, 2013, the Company was in compliance with all covenants.

The Notes are recorded at amortized cost. As of March 31, 2013, the carrying value of the Notes approximates fair value.

Note 14 Bank Syndicated Financing

On December 29, 2010, the Company entered into a three-year Credit Agreement comprised of a $100 million amortizing term loan and a $50 million revolving credit facility. SunTrust Bank was the administrative agent (“Agent”) for the lenders. The interest rate for borrowing under the Credit Agreement was, at the option of the Company, equal to LIBOR or a base rate, plus an applicable margin, adjustable and payable quarterly at a minimum. The base rate was defined as the highest of the Agent’s prime lending rate, the Federal Funds Rate plus 0.50 percent or one-month LIBOR plus 1.00 percent. The applicable margin varied from 1.50 percent to 3.00 percent and was based on the Company’s leverage ratio. In addition, the Company also paid a nonrefundable commitment fee of 0.50 percent on the unused portion of the revolving credit facility on a quarterly basis. The outstanding balance and unpaid interest on the Credit Agreement was repaid on November 30, 2012 from the proceeds of the Notes discussed in Note 13.

Note 15 Legal Contingencies

The Company has been named as a defendant in various legal actions, including complaints and litigation and arbitration claims, arising from its business activities. Such actions include claims related to securities brokerage and investment banking activities, and certain class actions that primarily allege violations of securities laws and seek unspecified damages, which could be substantial. Also, the Company is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations (“SROs”) which could result in adverse judgments, settlement, penalties, fines or other relief.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

Note 16 Shareholders’ Equity

Share Repurchases

In the third quarter of 2012, the Company’s board of directors authorized the repurchase of up to $100.0 million in common shares through September 30, 2014. This share repurchase authorization became effective on October 1, 2012. During the three months ended March 31, 2013, the Company did not repurchase any shares of the Company’s common stock related to this authorization. The Company has $95.4 million remaining under this authorization. The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. The Company purchased 340,789 shares or $13.9 million of the Company’s common stock for this purpose during the three months ended March 31, 2013.

Issuance of Shares

During the three months ended March 31, 2013, the Company issued 96,049 common shares out of treasury stock in fulfillment of $3.9 million in obligations under the Piper Jaffray Companies Retirement Plan (the “Retirement Plan”) and issued 669,221 common shares out of treasury stock as a result of employee vesting and exercise transactions. During the three months ended March 31, 2012, the Company issued 165,241 common shares out of treasury stock in fulfillment of $3.8 million in obligations under the Retirement Plan and issued 724,857 common shares out of treasury stock as a result of employee vesting.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 17 Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders’ proportionate share of the equity in a municipal bond fund of $93.1 million, a merchant banking fund of $8.7 million and private equity investment vehicles aggregating $7.5 million as of March 31, 2013. As of December 31, 2012, noncontrolling interests included the minority equity holders’ proportionate share of the equity in a municipal bond fund of $43.7 million, a merchant banking fund of $6.4 million and private equity investment vehicles aggregating $6.8 million.

Ownership interests in entities held by parties other than the Company’s common shareholders are presented as noncontrolling interests within shareholders’ equity, separate from the Company’s own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company’s common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the three months ended March 31, 2013 and 2012, respectively.

	Common		Total
	Shareholders’	Noncontrolling	Shareholders’
(Dollars in thousands)	Equity	Interests	Equity
Balance at December 31, 2012	$733,292	$56,883	$790,175
Net income	10,146	1,901	12,047
Amortization/issuance of restricted stock	19,074	—	19,074
Repurchase of common stock for employee tax withholding	(13,929)	—	(13,929)
Issuance of treasury shares for 401k match	3,939	—	3,939
Shares reserved to meet deferred compensation obligations	60	—	60
Other comprehensive loss	(148)	—	(148)
Fund capital contributions	—	50,562	50,562
Balance at March 31, 2013	$752,434	$109,346	$861,780

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

The following table provides a summary of the Company’s outstanding equity awards (in shares or units) as of March 31, 2013:

Incentive Plan
Restricted Stock Shares
Annual grants	901,274
Sign-on grants	284,438
Retention grants	45,032
Performance grants	217,457
1,448,201
Inducement Plan
Restricted Stock Shares	58,310

Total restricted stock shares related to compensation	1,506,511

ARI deal consideration (1)	220,456

Total restricted stock shares outstanding	1,726,967

Incentive Plan
Restricted Stock Units
Leadership grants	173,271

Incentive Plan
Stock options outstanding	479,726

(1)	The Company issued restricted stock as part of deal consideration in conjunction with the acquisition of ARI.

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company’s employees and directors for up to 7.0 million shares of common stock (1.2 million shares remained available for future issuance under the Incentive Plan as of March 31, 2013). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The Company’s Annual Grants are made each year in February. Prior to 2011, Annual Grants had three-year cliff vesting periods. Beginning in 2011, Annual Grants vest ratably over three years in equal installments. The Annual Grants provide for continued vesting after termination of employment, so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreements entered into upon termination. The Company determined the service inception date precedes the grant date for the Annual Grants, and that the post-termination restrictions do not meet the criteria for an in-substance service condition, as defined by FASB Accounting Standards Codification Topic 718, "Compensation – Stock Compensation" ("ASC 718"). Accordingly, restricted stock granted as part of the Annual Grants is expensed in the one-year period in which those awards are deemed to be earned, which is generally the calendar year preceding the February grant date. For example, the Company recognized compensation expense during fiscal 2012 for its February 2013 Annual Grant. If an equity award related to the Annual Grants is forfeited as a result of violating the post-termination restrictions, the lower of the fair value of the award at grant date or the fair value of the award at the date of forfeiture is recorded within the consolidated statements of operations as a reversal of compensation expense. The Company recorded $0.3 million and $0.8 million of forfeitures through compensation and benefits expense within continuing operations for the three months ended March 31, 2013 and 2012, respectively.

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

Performance-based restricted stock awards granted in 2008 and 2009 cliff vest upon meeting a specific performance-based metric prior to May 2013. Performance Grants are amortized on a straight-line basis over the period the Company expects the performance target to be met. The performance condition must be met for the awards to vest and total compensation cost will be recognized only if the performance condition is satisfied. The probability that the performance conditions will be achieved and that the awards will vest is reevaluated each reporting period with changes in actual or estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. In 2010, the Company deemed it improbable that the performance condition related to the Performance Grants would be met. As a result, the Company recorded a $6.6 million cumulative effect compensation expense reversal within continuing operations in the third quarter of 2010. As of March 31, 2013, management continues to believe it is improbable that the performance condition will be met prior to the expiration of the award.

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
(Unaudited)

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

Stock-Based Compensation Activity

The Company recorded total compensation expense within continuing operations of $0.9 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively, related to employee restricted stock and restricted stock unit awards. Total compensation cost includes year-end compensation for Annual Grants and the amortization of Sign-on, Retention and Leadership Grants, less forfeitures. The tax benefit related to stock-based compensation costs totaled $0.4 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively.

The following table summarizes the changes in the Company’s unvested restricted stock (including the unvested restricted stock issued as part of the deal consideration for ARI) under the Incentive Plan and Inducement Plan for the three months ended March 31, 2013:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2012	2,322,438	$37.01
Granted	438,411	41.01
Vested	(1,030,038)	40.70
Cancelled	(3,844)	36.07
March 31, 2013	1,726,967	$35.77

The following summarizes the changes in the Company’s unvested restricted stock units under the Incentive Plan for the three months ended March 31, 2013:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2012	173,271	$12.12
Granted	—	—
Vested	—	—
Cancelled	—	—
March 31, 2013	173,271	$12.12

As of March 31, 2013, there was $7.6 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 1.74 years.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the Company’s outstanding stock options for the three months ended March 31, 2013:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2012	486,563	$44.76	2.9	$94,150
Granted	—	—
Exercised	—	—
Cancelled	(6,837)	41.83
March 31, 2013	479,726	$44.80	2.7	$147,340

Options exercisable at March 31, 2013	479,726	$44.80	2.7	$147,340

As of March 31, 2013, there was no unrecognized compensation cost related to stock options expected to be recognized over future years.

The fair value of options exercised, cash received from option exercises and the resulting tax benefit realized for the tax deductions from option exercises were immaterial for the three months ended March 31, 2013 and 2012, respectively.

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
(Unaudited)

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

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2013	2012
Income from continuing operations applicable to Piper Jaffray Companies	$10,667	$6,232
Loss from discontinued operations, net of tax	(521)	(3,303)
Net income applicable to Piper Jaffray Companies	10,146	2,929
Earnings allocated to participating securities (1)	(1,180)	(449)
Net income applicable to Piper Jaffray Companies’ common shareholders (2)	$8,966	$2,480

Shares for basic and diluted calculations:
Average shares used in basic computation	15,582	16,072
Stock options	28	—
Average shares used in diluted computation	15,610	16,072

Earnings/(loss) per basic common share:
Income from continuing operations	$0.60	$0.33
Loss from discontinued operations	(0.03)	(0.17)
Earnings per basic common share	$0.58	$0.15

Earnings/(loss) per diluted common share:
Income from continuing operations	$0.60	$0.33
Loss from discontinued operations	(0.03)	(0.17)
Earnings per diluted common share	$0.57	$0.15

(1)
Represents the allocation of earnings to participating securities. Losses are not allocated to participating securities. Participating securities include all of the Company’s unvested restricted shares. The weighted average participating shares outstanding were 2,055,679 and 2,910,808 for the three months ended March 31, 2013 and 2012, respectively.

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

The anti-dilutive effects from stock options were immaterial for the three months ended March 31, 2013 and 2012.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Segment pre-tax operating income and segment pre-tax operating margin exclude the results of discontinued operations.

Reportable segment financial results from continuing operations are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Capital Markets
Investment banking
Financing
Equities	$14,303	$23,228
Debt	17,032	14,769
Advisory services	9,556	10,722
Total investment banking	40,891	48,719

Institutional sales and trading
Equities	20,735	20,980
Fixed income	28,043	28,463
Total institutional sales and trading	48,778	49,443

Other income/(loss)	1,540	(1,367)

Net revenues	91,209	96,795

Operating expenses	78,458	86,055

Segment pre-tax operating income	$12,751	$10,740

Segment pre-tax operating margin	14.0%	11.1%

Asset Management
Management and performance fees
Management fees	$17,098	$15,849
Performance fees	351	424
Total management and performance fees	17,449	16,273

Other income	875	370

Net revenues	18,324	16,643

Operating expenses (1)	12,907	12,161

Segment pre-tax operating income	$5,417	$4,482

Segment pre-tax operating margin	29.6%	26.9%

Total
Net revenues	$109,533	$113,438

Operating expenses (1)	91,365	98,216

Total segment pre-tax operating income	$18,168	$15,222

Pre-tax operating margin	16.6%	13.4%

(1)	Operating expenses include intangible asset amortization expense of $1.7 million for the three months ended March 31, 2013 and 2012, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Net revenues:
United States	$105,726	$111,234
Europe	3,807	2,204
Consolidated	$109,533	$113,438

Long-lived assets are allocated to geographic locations based upon the location of the asset. The following table presents long-lived assets held for use by geographic region:

	March 31,	December 31,
(Dollars in thousands)	2013	2012
Long-lived assets:
United States	$270,882	$285,682
Europe	913	1,131
Consolidated	$271,795	$286,813

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

At March 31, 2013, net capital calculated under the SEC rule was $170.2 million, and exceeded the minimum net capital required under the SEC rule by $169.2 million.

The Company’s short-term committed credit facility of $250 million and its variable rate senior notes include covenants requiring Piper Jaffray to maintain minimum net capital of $120 million.

Piper Jaffray Ltd., which is a registered United Kingdom broker dealer, was subject to the capital requirements of the U.K. Financial Services Authority (“FSA”) until April 1, 2013, when the FSA was replaced by the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012. As of March 31, 2013, Piper Jaffray Ltd. was in compliance with the capital requirements of the FSA.

Piper Jaffray Asia operates entities licensed by the Hong Kong Securities and Futures Commission, which are subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rules promulgated under the Securities and Futures Ordinance. As of March 31, 2013, Piper Jaffray Asia regulated entities were in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Ordinance.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 22 Income Taxes

For the three months ended March 31, 2013, the Company’s effective income tax rate from continuing operations, excluding noncontrolling interests, was 34.4 percent, compared to 54.8 percent for the three months ended March 31, 2012. The provision for income taxes for the three months ended March 31, 2012 was unusually high due to a $3.4 million write-off of a deferred tax asset related to equity grants that were forfeited or vested at a share price lower than the grant date share price.

Note 23 Subsequent Events

On April 16, 2013, the Company entered into a definitive agreement to purchase Seattle-Northwest Securities Corporation (“Seattle-Northwest”) in a transaction valued at approximately $21.0 million. Upon closing, the tangible book value of Seattle-Northwest is estimated to be $13.2 million. The transaction is expected to close in the third quarter of 2013, subject to approval by Seattle-Northwest's shareholders, regulatory approvals and other customary closing conditions.

On April 30, 2013, the Company announced it had completed the sale of FAMCO for consideration of $4.0 million.

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

On April 16, 2013 we entered into a definitive agreement to purchase Seattle-Northwest Securities Corporation (“Seattle-Northwest”) in a transaction valued at approximately $21.0 million. Upon closing, the tangible book value of Seattle-Northwest is estimated to be $13.2 million. The transaction is expected to close in the third quarter of 2013, subject to approval by Seattle-Northwest's shareholders, regulatory approvals and other customary closing conditions.

Asset Management – The Asset Management segment provides traditional asset management services with product offerings in equity and master limited partnership (“MLP”) securities to institutions and individuals. Revenues are generated in the form of management and performance fees. Revenues are also generated through investments in the partnerships and funds that we manage.

Discontinued Operations – Our discontinued operations for all periods presented include the operating results of our Hong Kong capital markets business and Fiduciary Asset Management, LLC (“FAMCO”), a division of our asset management segment. As of September 30, 2012, we ceased operations related to our Hong Kong capital markets business. The results of the Hong Kong capital markets business were previously reported in our Capital Markets segment. On March 8, 2013, we signed a definitive agreement to sell FAMCO. The transaction, valued at $4.0 million, is subject to customary closing conditions and is expected to close during the second quarter of 2013. FAMCO is classified as held for sale and reported in discontinued operations for all periods presented. The results of FAMCO were previously reported in our Asset Management segment. See Note 4 to our unaudited consolidated financial statements for further discussion of our discontinued operations.

Our business is a human capital business. Accordingly, compensation and benefits comprise the largest component of our expenses, and our performance is dependent upon our ability to attract, develop and retain highly skilled employees who are motivated and committed to providing the highest quality of service and guidance to our clients.

Results for the three months ended March 31, 2013

For the three months ended March 31, 2013, net income applicable to Piper Jaffray Companies, including continuing and discontinued operations, was $10.1 million, or $0.57 per diluted common share. Net income applicable to Piper Jaffray Companies from continuing operations in the first quarter of 2013 was $10.7 million, or $0.60 per diluted common share, compared with net income applicable to Piper Jaffray Companies from continuing operations of $6.2 million, or $0.33 per diluted common share, for the prior-year period. Net revenues from continuing operations for the three months ended March 31, 2013 were $109.5 million, down 3.4 percent from the $113.4 million reported in the year-ago period due primarily to lower equity financing revenues. For the three months ended March 31, 2013, non-compensation expenses from continuing operations were $25.3 million, compared with $29.4 million for the three months ended March 31, 2012. Non-compensation expenses from continuing operations were reduced in the first quarter of 2013 by the receipt of insurance proceeds for reimbursement of prior legal settlements.

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

Outlook for the remainder of 2013

We believe a gradual U.S. economic recovery will continue in 2013 with the potential to benefit several of our businesses. We are mindful, however, that certain factors could cause a more challenging economic environment to emerge in 2013. The impact of recent tax increases and spending cuts may have a negative impact on economic growth. In addition, the ongoing political debate related to the U.S. debt ceiling limit, the federal budget, and the level of federal deficit spending continues to pose downside risk to the economic recovery. As we have seen in recent years, global issues like the European debt crisis also can impact the U.S. economy and our businesses. Throughout the first quarter of 2013, equity market volatility remained near a five-year low and the equity market reached record levels. While volatility has increased somewhat into the second quarter of 2013, we believe that the environment for U.S. capital markets activity will be positive in 2013 if the key economic metrics remain strong. However, this can change rapidly as economic and market indicators fluctuate. In the fourth quarter of 2012, we recorded strong advisory services revenues attributed to sellers' desire to complete deals prior to year-end and pending tax increases. Advisory services activity declined in the first quarter of 2013 with fewer completed transactions, but we expect the level of activity to improve in the second half of 2013. We anticipate that interest rates will remain at low levels throughout 2013, however, increasing uncertainty over the timing of rising interest rates has resulted in headwinds in the fixed income markets, which may negatively impact our client flow business. We generated solid strategic trading results in the first quarter of 2013. These revenues will continue to vary from period to period based on market opportunities and other economic factors. Our asset management performance in 2013 will continue to be dependent upon equity valuations and our investment performance, which can impact the amount of client inflows and outflows of assets under management. Lastly, over the past few years, there has been a market trend of assets flowing out of equities into fixed income or alternative asset classes. In the first quarter of 2013, equity markets registered net inflows. If this trend continues, it will result in a more favorable environment for our cash equities and asset management businesses.

Results of Operations

Financial Summary for the three months ended March 31, 2013 and March 31, 2012

The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

	Three Months Ended March 31,			As a Percentage of Net Revenues for
			2013	the Three Months Ended March 31,
(Dollars in thousands)	2013	2012	v2012	2013	2012
Revenues:
Investment banking	$40,362	$48,085	(16.1)%	36.8%	42.4%
Institutional brokerage	43,260	44,080	(1.9)	39.5	38.9
Asset management	18,211	16,533	10.1	16.6	14.6
Interest	13,363	11,146	19.9	12.2	9.8
Other income	2,953	28	N/M	2.7	—

Total revenues	118,149	119,872	(1.4)	107.9	105.7

Interest expense	8,616	6,434	33.9	7.9	5.7

Net revenues	109,533	113,438	(3.4)	100.0	100.0

Non-interest expenses:
Compensation and benefits	66,105	68,796	(3.9)	60.4	60.6
Occupancy and equipment	5,817	6,862	(15.2)	5.3	6.0
Communications	5,232	5,897	(11.3)	4.8	5.2
Floor brokerage and clearance	2,150	2,107	2.0	2.0	1.9
Marketing and business development	4,980	4,878	2.1	4.5	4.3
Outside services	7,214	5,838	23.6	6.6	5.1
Intangible asset amortization expense	1,661	1,736	(4.3)	1.5	1.5
Other operating expenses	(1,794)	2,102	N/M	(1.6)	1.9

Total non-interest expenses	91,365	98,216	(7.0)	83.4	86.6

Income from continuing operations before income tax expense	18,168	15,222	19.4	16.6	13.4

Income tax expense	5,600	7,553	(25.9)	5.1	6.7

Income from continuing operations	12,568	7,669	63.9	11.5	6.8

Discontinued operations:
Loss from discontinued operations, net of tax	(521)	(3,303)	(84.2)	(0.5)	(2.9)

Net income	12,047	4,366	175.9	11.0	3.8

Net income applicable to noncontrolling interests	1,901	1,437	32.3	1.7	1.3

Net income applicable to Piper Jaffray Companies	$10,146	$2,929	246.4%	9.3%	2.6%
N/M – Not meaningful

For the three months ended March 31, 2013, we recorded net income applicable to Piper Jaffray Companies, including continuing and discontinued operations, of $10.1 million. Net revenues from continuing operations for the three months ended March 31, 2013 were $109.5 million, a 3.4 percent decrease from the year-ago period. In the first quarter of 2013, investment banking revenues were $40.4 million, compared with $48.1 million in prior-year period due to a decline in equity financing revenues. For the three months ended March 31, 2013, institutional brokerage revenues were $43.3 million, essentially flat to the corresponding period of the prior year. In the first quarter of 2013, asset management fees increased 10.1 percent to $18.2 million, compared with $16.5 million in the first quarter of 2012, driven by higher management fees from increased assets under management. Net interest income in the first three months of 2013 was $4.7 million, flat compared to the prior-year period. For the three months ended March 31, 2013, other income was $3.0 million, compared with a minimal gain in the prior-year period as we recorded higher investment gains associated with our merchant banking activities and firm investments. Non-interest expenses from continuing operations decreased 7.0 percent to $91.4 million for the three months ended March 31, 2013, from $98.2 million in the corresponding period in the prior year. This decrease was primarily attributable to the receipt of insurance proceeds for the reimbursement of prior legal settlements and lower compensation and benefits expenses.

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

For the three months ended March 31, 2013, compensation and benefits expenses decreased 3.9 percent to $66.1 million from $68.8 million in the corresponding period in 2012, due to lower financial results. Compensation and benefits expenses as a percentage of net revenues was 60.4 percent in the first three months of 2013, consistent with 60.6 percent in the first three months of 2012.

Occupancy and Equipment – For the three months ended March 31, 2013, occupancy and equipment expenses decreased 15.2 percent to $5.8 million, compared with $6.9 million in the corresponding period in 2012. The decrease was primarily the result of lower occupancy costs associated with our headquarters office space and lower software maintenance costs.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the three months ended March 31, 2013, communication expenses decreased 11.3 percent to $5.2 million, compared with $5.9 million in the three months ended March 31, 2012. The decrease was primarily attributable to lower market data service expenses.

Floor Brokerage and Clearance – For the three months ended March 31, 2013, floor brokerage and clearance expenses were $2.2 million, essentially flat compared with the three months ended March 31, 2012.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment and promotional and advertising costs. In the first quarter of 2013, marketing and business development expenses were $5.0 million, essentially flat compared with the three months ended March 31, 2012.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses increased 23.6 percent to $7.2 million in the first quarter of 2013, compared with $5.8 million in the corresponding period in 2012. Excluding the portion of expenses from non-controlled equity interests in our consolidated alternative asset management funds, outside services expenses increased 13.2 percent due primarily to increased professional fees.

Intangible Asset Amortization Expense – Intangible asset amortization expense includes the amortization of definite-lived intangible assets consisting of asset management contractual relationships. For the three months ended March 31, 2013, intangible asset amortization expense was $1.7 million, essentially flat compared with the corresponding period in 2012.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses represented income of $1.8 million in the first quarter of 2013, compared with expenses of $2.1 million in the first quarter of 2012. The reduction in other operating expenses was due to receipt of insurance proceeds for the reimbursement of prior legal settlements.

Income Taxes – For the three months ended March 31, 2013, our provision for income taxes was $5.6 million equating to an effective tax rate, excluding noncontrolling interests, of 34.4 percent, compared with $7.6 million in the prior-year period equating to an effective tax rate, excluding noncontrolling interests, of 54.8 percent. Income tax expense recorded in the first quarter of 2012 was high compared to pre-tax income because of a $3.4 million write-off of deferred tax assets related to equity grants that were forfeited or vested at share prices lower than the grant date share price.

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

The following table provides our segment performance for the periods presented:

	Three Months Ended March 31,
			2013
(Dollars in thousands)	2013	2012	v2012
Net revenues
Capital Markets	$91,209	$96,795	(5.8)%
Asset Management	18,324	16,643	10.1
Total net revenues	$109,533	$113,438	(3.4)%

Pre-tax operating income
Capital Markets	$12,751	$10,740	18.7%
Asset Management	5,417	4,482	20.9
Total pre-tax operating income	$18,168	$15,222	19.4%

Pre-tax operating margin
Capital Markets	14.0%	11.1%
Asset Management	29.6%	26.9%
Total pre-tax operating margin	16.6%	13.4%

Capital Markets

	Three Months Ended March 31,
			2013
(Dollars in thousands)	2013	2012	v2012
Net revenues:
Investment banking
Financing
Equities	$14,303	$23,228	(38.4)%
Debt	17,032	14,769	15.3
Advisory services	9,556	10,722	(10.9)
Total investment banking	40,891	48,719	(16.1)

Institutional sales and trading
Equities	20,735	20,980	(1.2)
Fixed income	28,043	28,463	(1.5)
Total institutional sales and trading	48,778	49,443	(1.3)

Other income/(loss)	1,540	(1,367)	N/M

Total net revenues	$91,209	$96,795	(5.8)%

Pre-tax operating income	$12,751	$10,740	18.7%

Pre-tax operating margin	14.0%	11.1%
N/M – Not meaningful

Investment banking revenues comprise all the revenues generated through financing and advisory services activities, including derivative activities related to our public finance business. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.

In the first quarter of 2013, investment banking revenues decreased 16.1 percent to $40.9 million compared with $48.7 million in the corresponding period of the prior year, due primarily to lower equity financing revenues. For the three months ended March 31, 2013, equity financing revenues were $14.3 million, compared with $23.2 million in the prior-year period, due to fewer completed transactions and lower revenue per transaction. During the first quarter of 2013, we completed 17 equity financings, raising $6.2 billion for our clients, compared with 22 equity financings, raising $3.4 billion in the first quarter of 2012. Equity financing revenues per transaction were lower as revenue from book run deals represented 52 percent of our fees in the first quarter of 2013, versus 66 percent in the first quarter of 2012. Debt financing revenues in the three months ended March 31, 2013 increased 15.3 percent to $17.0 million, compared with $14.8 million in the three months ended March 31, 2012, due to an increase in public finance revenues. Throughout 2012, we made investments in our public finance business to expand geographically. In the first quarter of 2013, we realized market share gains attributed to this geographic expansion. During the first quarter of 2013, we completed 152 public finance issues with a total par value of $2.5 billion, compared with 139 public finance issues with a total par value of $2.3 billion during the prior-year period. For the three months ended March 31, 2013, advisory services revenues decreased 10.9 percent to $9.6 million due to lower U.S. advisory services revenue, partially offset by increased European advisory services revenue. In the U.S., we experienced very strong advisory services revenue in the fourth quarter of 2012 as sellers were motivated to complete transactions prior to year-end and pending tax increases. This resulted in fewer transactions in the first quarter of 2013.

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

For the three months ended March 31, 2013, institutional brokerage revenues decreased slightly to $48.8 million, compared with $49.4 million in the prior-year period. Equity institutional brokerage revenues were $20.7 million in the first quarter of 2013, essentially flat compared with the corresponding period in 2012. For the three months ended March 31, 2013, fixed income institutional brokerage revenues were $28.0 million, compared with $28.5 million in the prior-year period. The investments made throughout 2012 in our middle market resources and solid strategic trading results offset the weakness in our client flow business during the quarter.

Other income/loss includes gains and losses from our merchant banking investments and other firm investments, performance and management fees on municipal bond and merchant banking funds, interest expense related to long-term funding and a commitment fee on a bank line of credit. For the three months ended March 31, 2013, other income/loss was income of $1.5 million due to gains on our merchant banking and firm investments, compared to a loss of $1.4 million in the corresponding period in 2012.

Capital Markets segment pre-tax operating margin for the three months ended March 31, 2013 increased to 14.0 percent, compared with 11.1 percent for the corresponding period in 2012, due to lower non-compensation expenses.

Asset Management

	Three Months Ended March 31,
			2013
(Dollars in thousands)	2013	2012	v2012
Net revenues:
Management fees
Value equity	$12,428	$12,476	(0.4)%
MLP	4,670	3,373	38.5
Total management fees	17,098	15,849	7.9

Performance fees
Value equity	152	424	(64.2)
MLP	199	—	N/M
Total performance fees	351	424	(17.2)

Total management and performance fees	17,449	16,273	7.2

Other income	875	370	136.5

Total net revenues	$18,324	$16,643	10.1%

Pre-tax operating income	$5,417	$4,482	20.9%

Pre-tax operating margin	29.6%	26.9%
N/M – Not meaningful

Management and performance fee revenues comprise the revenues generated through management and investment advisory services performed for separately managed accounts, registered funds and partnerships. Fluctuations in financial markets and client asset inflows and outflows have a direct effect on management and performance fee revenues. Management fees are generally based on the level of assets under management (“AUM”) measured monthly or quarterly, and an increase or reduction in assets under management, due to market price fluctuations or net client asset flows, will result in a corresponding increase or decrease in management fees. Fees vary with the type of assets managed and the vehicle in which they are managed. Performance fees are earned when the investment return on assets under management exceeds certain benchmark targets or other performance targets over a specified measurement period. The level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in total assets under management. Performance fees, if earned, are recorded in the applicable quarterly or annual measurement period or upon withdrawal of client assets. At March 31, 2013, approximately 2 percent of our AUM was eligible to earn performance fees.

For the three months ended March 31, 2013, management fees were $17.1 million, an increase of 7.9 percent, compared with $15.8 million in the prior-year period, due to increased management fees from our MLP product offerings. In the first quarter of 2013, management fees related to our value equity strategies were $12.4 million, essentially flat with the corresponding period in 2012. Our average effective revenue yield for our value equity strategies was 80 basis points for both the first quarter of 2013 and 2012, respectively. Management fees associated with our MLP strategy increased 38.5 percent in the first quarter of 2013 to $4.7 million, compared with $3.4 million in the first quarter of 2012, due to increased average AUM. Our average effective revenue yield for our MLP strategies was 48 basis points for the three months ended March 31, 2013, compared with 47 basis points in the prior-year period.

For the three months ended March 31, 2013, performance fees were $0.4 million, essentially flat compared with the prior year period.

Other income/loss includes gains and losses from our investments in registered funds and private funds or partnerships that we manage. For the three months ended March 31, 2013, other income/loss was income of $0.9 million compared with $0.4 million for the prior-year period.

Segment pre-tax operating margin for the three months ended March 31, 2013 was 29.6 percent, compared to 26.9 percent for the three months ended March 31, 2012. The increase was due to higher management fees driven by increased AUM.

The following table summarizes the changes in our assets under management for the three months ended March 31, 2013:

	Value
(Dollars in millions)	Equity	MLP	Total
Assets under management:
Balance at December 31, 2012	$5,865	$3,186	$9,051
Net inflows/(outflows)	(225)	172	(53)
Net market appreciation	582	571	1,153
Balance at March 31, 2013	$6,222	$3,929	$10,151

Total assets under management increased $1.1 billion to $10.2 billion in the first three months of 2013 due to market appreciation in both our value equity and MLP product offerings. Value equity AUM was $6.2 billion at March 31, 2013, compared to $5.9 billion at December 31, 2012 as net market appreciation of $0.6 billion was offset by client outflows of $0.2 billion during the quarter. MLP AUM increased $0.7 billion to $3.9 billion in the first quarter of 2013 as we experienced market appreciation of $0.6 billion and net inflows of $0.2 billion.

Discontinued Operations

Discontinued operations include the operating results of our Hong Kong capital markets business, which ceased operations as of September 30, 2012, and our FAMCO subsidiary, which has been held for sale since December 31, 2012. We signed a definitive agreement on March 8, 2013 to sell FAMCO and the transaction closed on April 30, 2013 for consideration of $4.0 million. The results of these businesses are presented as discontinued operations for all periods presented. For the three months ended March 31, 2013, we recorded a loss from discontinued operations, net of tax, of $0.5 million, compared with a loss of $3.3 million for the three months ended March 31, 2012.

The components of discontinued operations for the Hong Kong capital markets business are as follows:

	Three Months Ended March 31,

(Dollars in thousands)	2013	2012
Net revenues	$—	$2,055

Total non-interest expenses	397	4,940

Loss from discontinued operations before income tax expense/(benefit)	(397)	(2,885)

Income tax expense/(benefit)	(73)	36

Loss from discontinued operations, net of tax	$(324)	$(2,921)

The $0.4 million of non-interest expenses recorded in the first quarter of 2013 consisted of residual costs incurred in closing the Hong Kong capital markets business.

The components of discontinued operations for FAMCO are as follows:

	Three Months Ended March 31,

(Dollars in thousands)	2013	2012
Net revenues	$1,276	$1,372

Total non-interest expenses	1,583	1,338

Income/(loss) from discontinued operations before income tax expense/(benefit)	(307)	34

Income tax expense/(benefit)	(110)	416

Loss from discontinued operations, net of tax	$(197)	$(382)

See Note 4 to our unaudited consolidated financial statements for further discussion of our discontinued operations.

Recent Accounting Pronouncements

Recent accounting pronouncements are set forth in Note 3 to our unaudited consolidated financial statements, and are incorporated herein by reference.

Critical Accounting Policies

Our accounting and reporting policies comply with generally accepted accounting principles ("GAAP") and conform to practices within the securities industry. The preparation of financial statements in compliance with GAAP and industry practices requires us to make estimates and assumptions that could materially affect amounts reported in our consolidated financial statements. Critical accounting policies are those policies that we believe to be the most important to the portrayal of our financial condition and results of operations and that require us to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by us to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical, including whether the estimates are significant to the consolidated financial statements taken as a whole, the nature of the estimates, the ability to readily validate the estimates with other information (e.g. third-party or independent sources), the sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be used under GAAP.

For a full description of our significant accounting policies, see Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. We believe that of our significant accounting policies, the following are our critical accounting policies.

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

The following table reflects the composition of our Level III assets and Level III liabilities by asset class:

	Level III
	March 31,	December 31,
(Dollars in thousands)	2013	2012
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$1,431	$1,429
Short-term securities	656	656
Asset-backed securities	107,654	116,171
Derivative contracts	2,372	827
Total financial instruments and other inventory positions owned:	112,113	119,083

Investments	41,653	33,245
Total assets	$153,766	$152,328

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$399	$5,218
Total financial instruments and other inventory positions sold, but not yet purchased:	$399	$5,218

The following table reflects activity with respect to our Level III assets and liabilities:

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Assets:
Purchases	$191,022	$141,915
Sales	(203,619)	(122,422)
Transfers in	—	2,476
Realized gains/(losses)	15,003	(685)
Unrealized gains/(losses)	(968)	2,482

Liabilities:
Purchases	$(5,650)	$(3,808)
Transfers out	—	(1,171)
Realized losses	5,637	2,862
Unrealized gains	(4,806)	(53)

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

Goodwill and Intangible Assets

We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities acquired requires certain management estimates. At March 31, 2013, we had goodwill of $196.8 million, all of which relates to our asset management segment.

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

Beginning in 2013, we have the option to first assess qualitative factors in determining whether the fair value of an indefinite-lived intangible asset is less than its carrying amount. Further quantitative analysis is required if we determine, based on an evaluation of all relevant qualitative factors, that the fair value of an indefinite-lived intangible asset is less than its carrying amount.

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

In the first quarter of 2012, we reorganized our FAMCO and Advisory Research, Inc. (“ARI”) reporting units, resulting in FAMCO's MLP business becoming part of ARI. In accordance with ASC 350, $44.6 million of the $50.1 million in goodwill attributable to our 2007 acquisition of FAMCO was reallocated to the ARI reporting unit.

We completed our 2012 annual goodwill impairment testing as of November 30, 2012, and concluded there was no goodwill impairment from continuing operations, which consists of our ARI reporting unit. We recorded a non-cash goodwill impairment charge of $5.5 million related to our FAMCO reporting unit reported within discontinued operations. The amount represented the full value of goodwill attributable to the FAMCO reporting unit. We estimated the fair value of our FAMCO reporting unit using a discounted cash flow model and the anticipated sales price for FAMCO, which is classified as held for sale. We also tested the intangible assets (indefinite and definite-lived) and concluded there was no impairment.

Compensation Plans

Stock-Based Compensation Plans

As part of our compensation to employees and directors, we use stock-based compensation, consisting of restricted stock, restricted stock units and stock options. The Company accounts for equity awards in accordance with FASB Accounting Standards Codification Topic 718, “Compensation – Stock Compensation,” (“ASC 718”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized on the consolidated statements of operations at grant date fair value over the service period of the award, net of estimated forfeitures. We grant shares of restricted stock to current employees as part of year-end compensation (“Annual Grants”) as a retention tool. Employees may receive restricted stock with service conditions upon initial hiring or as a retention award (“Sign-on Grants”). We have also granted incremental restricted stock awards with service conditions to key employees (“Retention Grants”), as well as restricted stock awards with performance conditions to members of senior management (“Performance Grants”). In 2012, we granted restricted stock units with market conditions to our leadership team (“Leadership Grants”). Upon closing of the ARI acquisition in March 2010, we granted restricted stock with service conditions to ARI employees (“Inducement Grants”).

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

Income Taxes

We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally, amortization of share-based compensation. The realization of deferred tax assets is assessed and a valuation allowance is recognized to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. We believe that our future taxable profits will be sufficient to recognize our U.S. deferred tax assets. However, if our projections of future taxable profits do not materialize, we may conclude that a valuation allowance is necessary, which would impact our results of operations in that period. As of March 31, 2013, we have a deferred tax asset valuation allowance of $4.7 million related to our U.K. subsidiary’s net operating loss carryforwards, which represents all but $1.1 million of the U.K. subsidiary’s deferred tax asset. We anticipate being able to reverse the full amount of our U.K. subsidiary's valuation allowance in the fourth quarter of 2013, based upon achieving three years of profitability and projected future earnings. This will result in a tax benefit to our results of operations.

We record deferred tax benefits for future tax deductions expected upon the vesting of share-based compensation. If deductions reported on our tax return for share-based compensation (i.e., the value of the share-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with ASC 718), we record the excess tax benefit as additional paid-in capital. Conversely, if deductions reported on our tax return for share-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, we offset the deficiency first to any previously recognized excess tax benefits recorded as additional paid-in capital and any remaining deficiency is recorded as income tax expense. Approximately 895,000 shares vested in the first quarter of 2013 at values greater than the grant date fair value, resulting in $0.1 million of excess tax benefits recorded as additional paid-in capital in the first quarter of 2013.

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

The following are financial instruments that are cash and cash equivalents, or are deemed by management to be generally readily convertible into cash or accessible for liquidity purposes within a short period of time:

			Average Balance for the Three Months Ended
	March 31,	December 31,	March 31,		December 31,		March 31,
(Dollars in thousands)	2013	2012	2013		2012		2012
Cash and cash equivalents:
Cash in banks	$21,741	$54,025	$47,698		$43,212		$30,872
Cash in banks reserved for Credit Agreement repayment	—	—	—		12,488		14,246
Money market investments	774	51,346	91,459		68,723		39,092
Total cash and cash equivalents	$22,515	$105,371	$139,157	(1)	$124,423	(1)	$84,210	(1)

(1)	Average balance calculated based upon ending daily balances.

In addition, we had cash and cash equivalents segregated of $45.0 million and $31.0 million that was available exclusively for customer liabilities included on our balance sheet as of March 31, 2013 and December 31, 2012, respectively. Cash and cash equivalents segregated consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Piper Jaffray & Co., our U.S. broker dealer subsidiary carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of our clients.

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

In the third quarter of 2012, our board of directors approved a new share repurchase authorization of up to $100 million in common shares through September 30, 2014. This authorization became effective October 1, 2012. During the first quarter of 2013, we did not repurchase any shares of our common stock related to this authorization. We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the first quarter of 2013, we purchased 340,789 shares or $13.9 million of our common shares for this purpose.

Leverage

The following table presents total assets, adjusted assets, total shareholders’ equity and tangible shareholders’ equity with the resulting leverage ratios as of:

	March 31,	December 31,
(Dollars in thousands)	2013	2012
Total assets	$2,329,878	$2,087,733
Deduct: Goodwill and intangible assets	(238,819)	(240,480)
Adjusted assets	$2,091,059	$1,847,253

Total shareholders' equity	$861,780	$790,175
Deduct: Goodwill and intangible assets	(238,819)	(240,480)
Tangible shareholders' equity	$622,961	$549,695

Leverage ratio (1)	2.7	2.6

Adjusted leverage ratio (2)	3.4	3.4

(1)	Leverage ratio equals total assets divided by total shareholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible shareholders’ equity.

Adjusted assets and tangible shareholders’ equity are non-GAAP financial measures. A non-GAAP financial measure is a numeric measure of financial performance that includes adjustments to the most directly comparable measure calculated and presented in accordance with GAAP, or for which there is no specific GAAP measure. Goodwill and intangible assets are subtracted from total assets and total shareholders’ equity in determining adjusted assets and tangible shareholders’ equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets which can be deployed in a liquid manner. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our leverage ratio increased from December 31, 2012 to March 31, 2013 as a result of higher inventory balances.

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

Funding and Capital Resources

The primary goal of our funding activities is to ensure adequate funding over a wide range of market conditions. Given the mix of our business activities, funding requirements are fulfilled through a diversified range of short-term and long-term financing. We attempt to ensure that the tenor of our borrowing liabilities equals or exceeds the expected holding period of the assets being financed. Our ability to support increases in total assets is largely a function of our ability to obtain funding from external sources.

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

Short-term financing

Our day-to-day funding and liquidity is obtained primarily through the use of repurchase agreements, commercial paper issuance, prime broker agreements, and bank lines of credit, and is typically collateralized by our securities inventory. These funding sources are critical to our ability to finance and hold inventory, which is a necessary part of our institutional brokerage and municipal bond funds businesses. The majority of our inventory is very liquid and is therefore funded by overnight or short-term facilities. These short-term facilities (i.e., committed line, term repurchase agreement and commercial paper) have been established to mitigate changes in the liquidity of our inventory based on changing market conditions. Our funding sources are also dependent on the types of inventory that our counterparties are willing to accept as collateral and the number of counterparties available. From time to time the number of counterparties that will enter into municipal repurchase agreements can be limited based on market conditions. Currently, the majority of our bank lines, our commercial paper programs and our prime broker arrangement will accept municipal inventory as collateral, which helps mitigate this municipal repurchase agreement counterparty risk. We also have established arrangements to obtain financing by another broker dealer at the end of each business day related specifically to our convertible inventory. Funding is generally obtained at rates based upon the federal funds rate and/or the London Interbank Offer Rate.

Commercial Paper Program – Our U.S. broker dealer subsidiary, Piper Jaffray & Co, issues secured commercial paper to fund a portion of its securities inventory. This commercial paper is issued under two separate programs, CP Series A and CP Series II A, and is secured by different inventory classes, which is reflected in the interest rate paid on the respective program. The maximum amount that may be issued under CP Series A and CP Series II A is $300 million and $150 million, respectively. At March 31, 2013, CP Series A had $199.1 million outstanding and CP Series II A had $65.0 million outstanding. Both programs can issue with maturities of 28 to 270 days. The weighted average maturity of CP Series A and CP Series II A as of March 31, 2013 was 102 days and 99 days, respectively.

On April 1, 2013, we initiated a third commercial paper program to provide additional funding capacity and to fund asset-backed securities. The maximum amount that may be issued under this program is $100 million.

Prime Broker Arrangement – We have established an arrangement to obtain overnight financing by a single prime broker related to our alternative asset management funds in municipal securities. Financing under this arrangement is secured by certain securities, primarily municipal securities, and collateral limitations could reduce the amount of funding available under this arrangement. More specifically, this funding is at the discretion of the prime broker and could be denied, which may be particularly true during times of market stress or market perceptions of our exposures. At March 31, 2013, we had $75.9 million of financing outstanding under this prime broker arrangement.

Committed Lines – Our committed line is a one-year $250 million revolving secured credit facility. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co., our U.S. broker dealer subsidiary, to maintain a minimum net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 28, 2013. At March 31, 2013, we had no advances against this line of credit.

Uncommitted Lines – We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $175 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have an uncommitted unsecured facility with one of these banks. All of these uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. More specifically, these lines are subject to approval by the respective bank each time an advance is requested and advances may be denied, which may be particularly true during times of market stress or market perceptions of our exposures. We manage our relationships with the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business. At March 31, 2013, we had $69.0 million outstanding advances against these lines of credit.

The following table presents the average balances outstanding for our various short-term funding sources by quarter for 2013 and 2012, respectively.

	Average Balance for the Three Months Ended
(Dollars in millions)	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
Funding source:
Repurchase agreements	$66.2	$50.0	$71.0	$158.5	$114.3
Commercial paper	308.9	307.2	278.5	238.8	201.2
Prime broker arrangement	105.2	180.0	154.7	32.1	5.8
Short-term bank loans	5.1	0.2	3.5	40.9	9.7
Total	$485.4	$537.4	$507.7	$470.3	$331.0

The average funding in the first quarter of 2013 decreased to $485.4 million, compared with $537.4 million during the fourth quarter of 2012, primarily due to a decrease in funding at our prime broker. The decrease in funding at our prime broker was a result of changes in inventory and equity levels in our alternative asset management funds during the first quarter of 2013. The average funding balance increased from $331.0 million in the first quarter of 2012 to $485.4 million in the first quarter of 2013, as a result of higher average inventory balances.

The following table presents the maximum daily funding amount by quarter for 2013 and 2012, respectively.

	For the Three Months Ended
(Dollars in millions)	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
Maximum amount of daily funding	$677.1	$619.4	$613.8	$666.1	$486.0

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

The Note Purchase Agreement includes covenants that, among other things, require us to maintain a minimum consolidated tangible net worth and minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. With respect to the net capital covenant, our U.S. broker dealer subsidiary is required to maintain minimum net capital of $120 million. At March 31, 2013, we were in compliance with all covenants.

Three-year bank syndicated credit agreement

On December 29, 2010, we entered into a Credit Agreement comprised of a $100 million amortizing term loan and a $50 million revolving credit facility. The unpaid principal and interest on the Credit Agreement was paid off on November 30, 2012 from the proceeds of the Notes.

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

Capital Requirements

As a registered broker dealer and member firm of FINRA, our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. We also are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. At March 31, 2013, our net capital under the SEC’s uniform net capital rule was $170.2 million, and exceeded the minimum net capital required under the SEC rule by $169.2 million.

Although we operate with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our Capital Markets revenue producing activities.

At March 31, 2013 Piper Jaffray Ltd., our broker dealer subsidiary registered in the United Kingdom, was subject to the capital requirements of the U.K. Financial Services Authority (“FSA”). Effective April 1, 2013, the FSA was replaced by the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Our Piper Jaffray entities operating in the Hong Kong region are registered under the laws of Hong Kong and subject to the liquid capital requirements of the Securities and Futures (Finance Resources) Rule promulgated under the Securities and Futures Ordinance.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes our off-balance sheet arrangements at March 31, 2013 and December 31, 2012:

	Expiration Per Period at March 31, 2013						Total Contractual Amount
	Remainder			2016	2018		March 31,	December 31,
(Dollars in thousands)	of 2013	2014	2015	- 2017	- 2019	Later	2013	2012
Customer matched-book derivative contracts (1) (2)	$50,220	$30,000	$72,154	$107,015	$85,250	$5,112,598	$5,457,237	$5,569,096
Trading securities derivative contracts (2)	211,000	8,000	—	—	—	—	219,000	244,250
Credit default swap index contracts (2)	—	—	96,000	229,650	—	18,902	344,552	230,650
Private equity investment commitments (3)	—	—	—	—	—	—	41,327	44,010

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with two major financial institutions, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $202.8 million at March 31, 2013) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At March 31, 2013, we had $29.1 million of credit exposure with these counterparties, including $16.0 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At March 31, 2013 and December 31, 2012, the net fair value of these derivative contracts approximated $32.0 million and $35.5 million, respectively.

(3)
The investment commitments have no specified call dates; however, the investment period for these funds is through 2016. The timing of capital calls is based on market conditions and investment opportunities.

Derivatives

Derivatives’ notional or contract amounts are not reflected as assets or liabilities on our consolidated statements of financial condition. Rather, the fair value of the derivative transactions are reported on the consolidated statements of financial condition as assets or liabilities in financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased, as applicable. Derivatives are reported on a net basis by counterparty when a legal right of offset exists and on a net basis by cross product when applicable provisions are stated in a master netting agreement.

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

Loan Commitments

We may commit to bridge loan financing for our clients or make commitments to underwrite corporate debt. We had no loan commitments outstanding at March 31, 2013.

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

We have committed capital to certain entities and these commitments generally have no specified call dates. We had $41.3 million of commitments outstanding at March 31, 2013, of which $40.2 million related to a commitment to an affiliated merchant banking fund.

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

	March 31,	December 31,
(Dollars in thousands)	2013	2012
Interest Rate Risk	$1,326	$779
Equity Price Risk	913	911
Diversification Effect (1)	(956)	(737)
Total Value-at-Risk	$1,283	$953

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the three months ended March 31, 2013 and the year ended December 31, 2012, respectively.

(Dollars in thousands)	High	Low	Average
For the Three Months Ended March 31, 2013
Interest Rate Risk	$1,817	$578	$1,044
Equity Price Risk	2,429	575	1,218
Diversification Effect (1)			(901)
Total Value-at-Risk	$2,236	$865	$1,361

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2012
Interest Rate Risk	$1,273	$369	$780
Equity Price Risk	2,664	170	995
Diversification Effect (1)			(716)
Total Value-at-Risk	$2,451	$539	$1,059

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses did not exceed our one-day VaR on any occasions during the first quarter of 2013.

The aggregate VaR as of March 31, 2013 was higher than the reported VaR on December 31, 2012. The increase in VaR is due to growth in fixed income trading inventories in assets classes that are accretive to VaR.

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

We are also exposed to liquidity risk in our day-to-day funding activities. We have a relatively low leverage ratio of 2.7 and adjusted leverage ratio of 3.4 as of March 31, 2013, as discussed above. We manage liquidity risk by diversifying our funding sources across products and among individual counterparties within those products. For example, our treasury department actively manages the use of our committed bank line, repurchase agreements, commercial paper issuance and secured and unsecured bank borrowings each day depending on pricing, availability of funding, available collateral and lending parameters from any one of these sources.

In addition to managing our capital and funding, the treasury department oversees the management of net interest income risk and the overall use of our capital, funding, and balance sheet.

We currently act as the remarketing agent for approximately $3.9 billion of variable rate demand notes, the majority of which have a financial institution providing a liquidity guarantee. At certain times, demand from buyers of variable rate demand notes is less than the supply generated by sellers of these instruments. In times of supply and demand imbalance, we may (but are not obligated to) facilitate liquidity by purchasing variable rate demand notes from sellers for our own account. Our liquidity risk related to variable rate demand notes is ultimately mitigated by our ability to tender these securities back to the financial institution providing the liquidity guarantee.

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

We have concentrated counterparty credit exposure with six non-publicly rated entities totaling $29.1 million at March 31, 2013. This counterparty credit exposure is part of our derivative program, consisting primarily of interest rate swaps. One derivative counterparty represents 54.9 percent, or $16.0 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

Merchant banking debt investments that have been funded are recorded in other assets at amortized cost on the consolidated statements of financial condition. At March 31, 2013, we had two funded merchant banking debt investments totaling $14.8 million. Merchant banking investments are monitored regularly by our financial risk committee.

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

Other risks include political, regulatory and tax risks. These risks reflect the potential impact that changes in local and international laws and tax statutes have on the economics and viability of current or future transactions. In an effort to mitigate these risks, we review new and pending regulations and legislation. For example, policy discussions surrounding the debt and deficits of the federal government have resulted in various proposals to increase revenue, including through restructuring of the federal tax code, which could affect our business. Specifically, the American Jobs Act of 2011 and the Debt Reduction Act of 2011 proposed capping tax-exempt interest for higher-income taxpayers, and the Bipartisan Tax Fairness and Simplification Act, introduced in the U.S. Senate earlier in 2011, proposed the use of tax-credit bonds over tax-exempt bonds. Any of these proposals, or ones like them, could have a negative impact on our public finance business and the value of municipal securities inventory positions.

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

During the first quarter of our fiscal year ended December 31, 2013, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

The discussion of our business and operations should be read together with the legal proceedings contained in Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 1A.   RISK FACTORS.

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2013.

			Total Number of Shares	Approximate
			Purchased as Part of	Dollar Value of Shares
	Total Number of	Average Price	Publicly Announced	Yet to be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs (1)
Month #1
(January 1, 2013 to January 31, 2013)	119	$32.13	—	$95	million
Month #2
(February 1, 2013 to February 28, 2013)	329,361	$41.01	—	$95	million
Month #3
(March 1, 2013 to March 31, 2013)	11,309	$36.97	—	$95	million
Total	340,789	$40.87	—	$95	million

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

ITEM 6.     EXHIBITS.

Exhibit		Method
Number	Description	of Filing

2.1	Agreement of Purchase and Sale dated March 8, 2013 among Piper Jaffray Asset Management Inc., Piper Jaffray Companies, Fiduciary Asset Management LLC, The Wiley Angell Family Trust, and Wiley D. Angell.	(1)
2.2	Agreement and Plan of Merger dated April 16, 2013 among Piper Jaffray Companies, Piper Jaffray & Co., Piper Jaffray Newco Inc., Seattle-Northwest Securities Corporation and Karl Leaverton, as representative of the shareholders.	(2)
10.1	Second Amendment to Employment Agreement, entered into effective as of January 30, 2013, by and between the Company and Brien M. O'Brien. †	(3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Filed herewith
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (v) the notes to the Consolidated Financial Statements.
		Filed herewith
_____________________________

†	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

(1)	Filed as an exhibit to the Company's Form 8-K filing with the Securities and Exchange Commission on March 11, 2013 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company's Form 8-K filing with the Securities and Exchange Commission on April 17, 2013 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company's Form 8-K filing with the Securities and Exchange Commission on February 8, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 3, 2013.

PIPER JAFFRAY COMPANIES

By	/s/ Andrew S. Duff
Its	Chairman and Chief Executive Officer

By	/s/ Debbra L. Schoneman
Its	Chief Financial Officer

Exhibit Index

Exhibit		Method
Number	Description	of Filing

2.1	Agreement of Purchase and Sale dated March 8, 2013 among Piper Jaffray Asset Management Inc., Piper Jaffray Companies, Fiduciary Asset Management LLC, The Wiley Angell Family Trust, and Wiley D. Angell.	(1)
2.2	Agreement and Plan of Merger dated April 16, 2013 among Piper Jaffray Companies, Piper Jaffray & Co., Piper Jaffray Newco Inc., Seattle-Northwest Securities Corporation and Karl Leaverton, as representative of the shareholders.	(2)
10.1	Second Amendment to Employment Agreement, entered into effective as of January 30, 2013, by and between the Company and Brien M. O'Brien. †	(3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Filed herewith
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (v) the notes to the Consolidated Financial Statements.
		Filed herewith
___________________________

†	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

(1)	Filed as an exhibit to the Company's Form 8-K filing with the Securities and Exchange Commission on March 11, 2013 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company's Form 8-K filing with the Securities and Exchange Commission on April 17, 2013 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company's Form 8-K filing with the Securities and Exchange Commission on February 8, 2013 and incorporated herein by reference.