Form 10-Q
period 2013-06-30
PIPER JAFFRAY COMPANIES
filed 2013-07-31
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File No. 001-31720
PIPER JAFFRAY COMPANIES
(Exact Name of Registrant as specified in its Charter)

DELAWARE		30-0168701
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)
800 Nicollet Mall, Suite 1000 Minneapolis, Minnesota		55402
(Address of Principal Executive Offices)		(Zip Code)
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

As of July 26, 2013, the registrant had 16,138,831 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

Piper Jaffray Companies
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2013	2012
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$69,274	$105,371
Cash and cash equivalents segregated for regulatory purposes	27,017	31,007
Receivables:
Customers	20,355	13,795
Brokers, dealers and clearing organizations	122,437	148,117
Securities purchased under agreements to resell	117,311	145,433

Financial instruments and other inventory positions owned	327,082	384,789
Financial instruments and other inventory positions owned and pledged as collateral	1,154,271	826,806
Total financial instruments and other inventory positions owned	1,481,353	1,211,595

Fixed assets (net of accumulated depreciation and amortization of $63,770 and $61,032, respectively)	13,245	15,089
Goodwill	196,844	196,844
Intangible assets (net of accumulated amortization of $27,198 and $23,876, respectively)	37,936	41,258
Other receivables	45,913	44,874
Other assets	144,529	129,697
Assets held for sale	—	4,653
Total assets	$2,276,214	$2,087,733

Liabilities and Shareholders’ Equity
Short-term financing	$542,808	$477,014
Variable rate senior notes	125,000	125,000
Payables:
Customers	32,686	42,007
Brokers, dealers and clearing organizations	129,479	60,155
Securities sold under agreements to repurchase	—	50,000
Financial instruments and other inventory positions sold, but not yet purchased	481,940	357,201
Accrued compensation	58,596	132,124
Other liabilities and accrued expenses	37,843	53,193
Liabilities held for sale	—	864
Total liabilities	1,408,352	1,297,558

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at June 30, 2013 and December 31, 2012;
Shares issued: 19,537,127 at June 30, 2013 and 19,530,359 at December 31, 2012;
Shares outstanding: 15,260,727 at June 30, 2013 and 15,213,796 at December 31, 2012	195	195
Additional paid-in capital	739,565	754,566
Retained earnings	131,437	118,803
Less common stock held in treasury, at cost: 4,276,400 shares at June 30, 2013 and 4,316,563 shares at December 31, 2012	(141,863)	(140,939)
Accumulated other comprehensive income	546	667
Total common shareholders’ equity	729,880	733,292

Noncontrolling interests	137,982	56,883
Total shareholders’ equity	867,862	790,175

Total liabilities and shareholders’ equity	$2,276,214	$2,087,733
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2013	2012	2013	2012
Revenues:
Investment banking	$52,846	$49,368	$93,208	$97,453
Institutional brokerage	20,560	31,207	63,820	75,287
Asset management	18,031	16,030	36,242	32,563
Interest	14,360	12,139	27,723	23,285
Other income	3,310	979	6,263	1,007

Total revenues	109,107	109,723	227,256	229,595

Interest expense	9,335	6,625	17,951	13,059

Net revenues	99,772	103,098	209,305	216,536

Non-interest expenses:
Compensation and benefits	65,000	62,601	131,105	131,397
Occupancy and equipment	6,543	6,752	12,360	13,614
Communications	5,030	4,939	10,262	10,836
Floor brokerage and clearance	2,247	2,002	4,397	4,109
Marketing and business development	5,957	5,845	10,937	10,723
Outside services	8,449	7,225	15,663	13,063
Restructuring-related expense	—	3,642	—	3,642
Intangible asset amortization expense	1,661	1,736	3,322	3,472
Other operating expenses	1,552	2,701	(242)	4,803

Total non-interest expenses	96,439	97,443	187,804	195,659

Income from continuing operations before income tax expense/(benefit)	3,333	5,655	21,501	20,877

Income tax expense/(benefit)	1,644	(5,699)	7,244	1,854

Income from continuing operations	1,689	11,354	14,257	19,023

Discontinued operations:
Loss from discontinued operations, net of tax	(1,871)	(3,934)	(2,392)	(7,237)

Net income/(loss)	(182)	7,420	11,865	11,786

Net income/(loss) applicable to noncontrolling interests	(2,670)	569	(769)	2,006

Net income applicable to Piper Jaffray Companies	$2,488	$6,851	$12,634	$9,780

Net income applicable to Piper Jaffray Companies’ common shareholders	$2,266	$5,890	$11,333	$8,344

Amounts applicable to Piper Jaffray Companies
Net income from continuing operations	$4,359	$10,785	$15,026	$17,017
Net loss from discontinued operations	(1,871)	(3,934)	(2,392)	(7,237)
Net income applicable to Piper Jaffray Companies	$2,488	$6,851	$12,634	$9,780

Earnings/(loss) per basic common share
Income from continuing operations	$0.25	$0.58	$0.86	$0.91
Loss from discontinued operations	(0.11)	(0.21)	(0.14)	(0.39)
Earnings per basic common share	$0.15	$0.37	$0.73	$0.52

Earnings/(loss) per diluted common share
Income from continuing operations	$0.25	$0.58	$0.86	$0.91
Loss from discontinued operations	(0.11)	(0.21)	(0.14)	(0.39)
Earnings per diluted common share	$0.15	$0.37	$0.73	$0.52

Weighted average number of common shares outstanding
Basic	15,621	15,932	15,602	16,002
Diluted	15,626	15,932	15,619	16,002
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2013	2012	2013	2012
Net income/(loss)	$(182)	$7,420	$11,865	$11,786

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	27	(79)	(121)	9

Comprehensive income/(loss)	(155)	7,341	11,744	11,795

Comprehensive income/(loss) applicable to noncontrolling interests	(2,670)	569	(769)	2,006

Comprehensive income applicable to Piper Jaffray Companies	$2,515	$6,772	$12,513	$9,789

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2013	2012
Operating Activities:
Net income	$11,865	$11,786
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	2,852	3,689
Deferred income taxes	11,571	16,049
Loss on sale of FAMCO	1,876	—
Share-based and deferred compensation	4,890	5,485
Amortization of intangible assets	3,322	3,834
Amortization of forgivable loans	3,226	3,885
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	3,990	7,999
Receivables:
Customers	(6,560)	(27,989)
Brokers, dealers and clearing organizations	25,680	(30,479)
Securities purchased under agreements to resell	(2,639)	47,355
Net financial instruments and other inventory positions owned	(145,019)	(410,162)
Other receivables	(177)	(14,529)
Other assets	(26,508)	(9,454)
Increase/(decrease) in operating liabilities:
Payables:
Customers	(9,321)	6,427
Brokers, dealers and clearing organizations	69,324	137,358
Securities sold under agreements to repurchase	—	3,289
Accrued compensation	(53,781)	(34,831)
Other liabilities and accrued expenses	(17,876)	(5,354)
Decrease in assets held for sale	605	619
Decrease in liabilities held for sale	(465)	(524)

Net cash used in operating activities	(123,145)	(285,547)

Investing Activities:
Sale of FAMCO	250	—
Purchases of fixed assets, net	(1,092)	(1,676)

Net cash used in investing activities	(842)	(1,676)

Financing Activities:
Increase in short-term financing	65,794	259,962
Decrease in bank syndicated financing	—	(26,381)
Increase/(decrease) in securities sold under agreements to repurchase	(19,239)	45,196
Increase in noncontrolling interests	81,868	4,296
Repurchase of common stock	(40,496)	(42,291)
Excess tax benefit from share-based compensation	46	—

Net cash provided by financing activities	87,973	240,782

Currency adjustment:
Effect of exchange rate changes on cash	(83)	(29)

Net decrease in cash and cash equivalents	(36,097)	(46,470)

Cash and cash equivalents at beginning of period	105,371	85,024

Cash and cash equivalents at end of period	$69,274	$38,554

Supplemental disclosure of cash flow information –
Cash paid/(received) during the period for:
Interest	$16,537	$13,636
Income taxes	$671	$(1,827)

Non-cash financing activities –
Issuance of common stock for retirement plan obligations:
96,049 shares and 165,241 shares for the six months ended June 30, 2013 and 2012, respectively	$3,939	$3,814

Issuance of restricted common stock for annual equity award:
431,582 shares and 487,181 shares for the six months ended June 30, 2013 and 2012, respectively	$17,699	$11,244
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 Organization and Basis of Presentation

Organization

Piper Jaffray Companies is the parent company of Piper Jaffray & Co. (“Piper Jaffray”), a securities broker dealer and investment banking firm; Piper Jaffray Ltd., a firm providing securities brokerage and mergers and acquisitions services in Europe headquartered in London, England; Advisory Research, Inc. (“ARI”), which provides asset management services to separately managed accounts, closed-end and open-end funds and partnerships; Piper Jaffray Investment Group Inc., which consists of entities providing alternative asset management services; Piper Jaffray Financial Products Inc., Piper Jaffray Financial Products II Inc. and Piper Jaffray Financial Products III Inc., entities that facilitate derivative transactions; and other immaterial subsidiaries. Piper Jaffray Companies and its subsidiaries (collectively, the “Company”) operate in two reporting segments: Capital Markets and Asset Management. A summary of the activities of each of the Company’s business segments is as follows:

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

As discussed in Note 4, Fiduciary Asset Management, LLC (“FAMCO”) was sold on April 30, 2013.

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

Future Adoption of New Accounting Standards

Investment Companies

In June 2013, the FASB issued ASU No. 2013-08, “Financial Services - Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” (“ASU 2013-08”) amending FASB Accounting Standards Codification Topic 946, “Financial Services - Investment Companies” (“ASC 946”). The amended guidance changes the approach to the investment company assessment in ASC 946, clarifies the characteristics of an investment company and requires new disclosures for investment company financial statements. ASU 2013-08 is effective for interim and annual periods beginning after December 15, 2013. The adoption of ASU 2013-08 is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

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

The components of discontinued operations for the Hong Kong capital markets business are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Net revenues	$—	$1,896	$—	$3,951

Total non-interest expenses	(38)	5,767	359	10,707
Income/(loss) from discontinued operations before income tax expense/(benefit)	38	(3,871)	(359)	(6,756)

Income tax expense/(benefit)	(17)	24	(90)	60

Income/(loss) from discontinued operations, net of tax	$55	$(3,895)	$(269)	$(6,816)

On April 30, 2013, the Company completed the sale of FAMCO for consideration of $4.0 million under a previously announced definitive agreement. The sale consideration of $4.0 million consisted of $0.3 million in cash and a $3.7 million note receivable from the buyer. FAMCO's results, previously reported in the Asset Management segment, have been presented as discontinued operations for all periods presented and the related assets and liabilities were classified as held for sale as of December 31, 2012. The disposal group primarily consisted of intangible assets, other receivables and accrued compensation. As part of the sale, the Company indemnified the buyer against certain costs and obligations associated with an administrative proceeding the SEC is pursuing against former FAMCO employees and any related matters stemming from this SEC investigation. The estimated fair value of this indemnification was included within the $1.9 million net loss recorded as part of this transaction. As of June 30, 2013, $3.0 million related to this indemnification was included within other liabilities and accrued expenses on the consolidated statements of financial condition. The potential amount of future payments that the Company could be required to make with respect to the administrative proceeding against the employees pursuant to the terms of the definitive sale agreement is not limited.

The components of discontinued operations for FAMCO are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Net revenues	$440	$1,403	$1,716	$2,775

Total non-interest expenses	538	1,534	2,121	2,872
Loss from discontinued operations before income tax expense/(benefit)	(98)	(131)	(405)	(97)

Income tax expense/(benefit)	(48)	(92)	(158)	324

Loss from discontinued operations	(50)	(39)	(247)	(421)

Loss on sale, net of tax	(1,876)	—	(1,876)	—

Loss from discontinued operations, net of tax	$(1,926)	$(39)	$(2,123)	$(421)

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 5 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased were as follows:

	June 30,	December 31,
(Dollars in thousands)	2013	2012
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$9,228	$16,478
Convertible securities	71,604	44,978
Fixed income securities	29,194	33,668
Municipal securities:
Taxable securities	319,037	164,059
Tax-exempt securities	479,884	418,189
Short-term securities	122,898	68,328
Asset-backed securities	152,034	116,195
U.S. government agency securities	249,988	304,259
U.S. government securities	13,369	4,966
Derivative contracts	34,117	40,475
Total financial instruments and other inventory positions owned	1,481,353	1,211,595

Less noncontrolling interests (1)	(224,700)	(103,480)
	$1,256,653	$1,108,115

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$54,345	$27,090
Convertible securities	899	1,015
Fixed income securities	15,815	19,314
Municipal securities:
Short-term securities	—	60
U.S. government agency securities	102,104	73,724
U.S. government securities	304,668	231,043
Derivative contracts	4,109	4,955
Total financial instruments and other inventory positions sold, but not yet purchased	481,940	357,201

Less noncontrolling interests (2)	(67,322)	(27,308)
	$414,618	$329,893

(1)
Noncontrolling interests consist of $122.7 million and $43.8 million of taxable municipal securities, $99.8 million and $58.0 million of tax-exempt municipal securities, and $2.2 million and $1.7 million of derivative contracts attributable to third party noncontrolling interests in a consolidated municipal bond fund as of June 30, 2013 and December 31, 2012, respectively.

(2)
Noncontrolling interests consist of $67.3 million and $27.3 million of U.S. government securities attributable to third party noncontrolling interests in a consolidated municipal bond fund at June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013 and December 31, 2012, financial instruments and other inventory positions owned in the amount of $1.2 billion and $826.8 million, respectively, had been pledged as collateral for short-term financings and repurchase agreements.

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
(Unaudited)

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

The following table presents the total absolute notional contract amount associated with the Company’s outstanding derivative instruments:

(Dollars in thousands)		June 30,	December 31,
Transaction Type or Hedged Security	Derivative Category	2013	2012
Customer matched-book	Interest rate derivative contract	$5,380,431	$5,569,096
Trading securities	Interest rate derivative contract	254,000	244,250
Trading securities	Credit default swap index contract	344,233	230,650
		$5,978,664	$6,043,996

The Company’s interest rate derivative contracts and credit default swap index contracts do not qualify for hedge accounting, therefore, unrealized gains and losses are recorded on the consolidated statements of operations. The following table presents the Company’s unrealized gains/(losses) on derivative instruments:

		Three Months Ended		Six Months Ended
(Dollars in thousands)		June 30,		June 30,
Derivative Category	Operations Category	2013	2012	2013	2012
Interest rate derivative contract	Investment banking	$(111)	$(864)	$(649)	$(1,605)
Interest rate derivative contract	Institutional brokerage	15,527	(5,414)	21,462	(3,269)
Credit default swap index contract	Institutional brokerage	3,143	1,271	1,268	360
		$18,559	$(5,007)	$22,081	$(4,514)

The gross fair market value of all derivative instruments and their location on the Company’s consolidated statements of financial condition prior to counterparty netting are shown below by asset or liability position (1):

(Dollars in thousands)		Asset Value at		Liability Value at
Derivative Category	Financial Condition Location	June 30, 2013	Financial Condition Location	June 30, 2013
Interest rate derivative contract	Financial instruments and other inventory positions owned	$439,707	Financial instruments and other inventory positions sold, but not yet purchased	$395,675
Credit default swap index contract	Financial instruments and other inventory positions owned	11,242	Financial instruments and other inventory positions sold, but not yet purchased	6,011
		$450,949		$401,686

(1)	Amounts are disclosed at gross fair value in accordance with the requirements of FASB Accounting Standards Codification Topic 815, "Derivatives and Hedging" ("ASC 815").

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company’s financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company’s  derivative contracts are substantially collateralized by its counterparties, who  are major  financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of June 30, 2013, the Company had $24.3 million of uncollateralized credit exposure with these counterparties (notional contract amount of $202.0 million), including $12.4 million of uncollateralized credit exposure with one counterparty.

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
U.S. government agency securities – U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities and are categorized as Level II. Mortgage bonds include bonds secured by mortgages, mortgage pass-through securities, agency collateralized mortgage-obligation (“CMO”) securities and agency interest-only securities. Mortgage pass-through securities, CMO securities and interest-only securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore are generally categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields ranging from 140-200 basis points (“bps”) on spreads over U.S. treasury securities, or models based upon prepayment expectations ranging from 250-350 Public Securities Association (“PSA”) prepayment levels. These securities are categorized as Level II.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking and other investments at inception to reflect economic events in earnings on a timely basis. At June 30, 2013, $21.4 million in merchant banking and other equity investments, included within other assets on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets. The gains from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were $5.5 million and $1.1 million for the six months ended June 30, 2013 and 2012, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level III financial instruments as of June 30, 2013:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	Discounted cash flow	Option adjusted spreads over the U.S. treasury securities curve (1)	2,266 - 5,818 bps	2,946 bps
Municipal securities:
Tax-exempt securities	Discounted cash flow	Debt service coverage ratio (2)	5 - 69%	24.7%
Short-term securities	Discounted cash flow	Expected recovery rate (% of par) (2)	77 - 80%	79.6%
Asset-backed securities:
Collateralized by residential mortgages	Discounted cash flow	Credit default rates (3)	3 - 11%	6.1%
		Prepayment rates (4)	2 - 15%	5.1%
		Loss severity (3)	40 - 85%	68.4%
		Valuation yields (3)	4 - 7%	5.7%
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	2 - 46 bps	21.1 bps
Investments:
Warrants in public and private companies	Black-Scholes option pricing model	Liquidity discount rates (1)	30 - 40%	38.0%
Warrants in private companies	Black-Scholes option pricing model	Stock volatility factors of comparable companies (2)	38 - 135%	44.3%
Equity securities in private companies	Discounted cash flow/ Market approach	Revenue multiple (2)	2 - 5 times	3.1 times

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	24.2 bps	24.2 bps
Sensitivity of the fair value to changes in unobservable inputs:

(1)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly lower/(higher) fair value measurement.

(2)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly higher/(lower) fair value measurement.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company’s financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of June 30, 2013:

				Counterparty
				and Cash
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$7,996	$1,232	$—	$—	$9,228
Convertible securities	—	70,296	1,308	—	71,604
Fixed income securities	—	29,094	100	—	29,194
Municipal securities:
Taxable securities	—	319,037	—	—	319,037
Tax-exempt securities	—	478,451	1,433	—	479,884
Short-term securities	—	122,242	656	—	122,898
Asset-backed securities	—	638	151,396	—	152,034
U.S. government agency securities	—	249,988	—	—	249,988
U.S. government securities	13,369	—	—	—	13,369
Derivative contracts	—	433,070	17,879	(416,832)	34,117
Total financial instruments and other inventory positions owned:	21,365	1,704,048	172,772	(416,832)	1,481,353

Cash equivalents	51,117	—	—	—	51,117

Investments	6,425	—	53,567	—	59,992
Total assets	$78,907	$1,704,048	$226,339	$(416,832)	$1,592,462

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$54,345	$—	$—	$—	$54,345
Convertible securities	—	899	—	—	899
Fixed income securities	—	15,815	—	—	15,815
U.S. government agency securities	—	102,104	—	—	102,104
U.S. government securities	304,668	—	—	—	304,668
Derivative contracts	—	401,432	254	(397,577)	4,109
Total financial instruments and other inventory positions sold, but not yet purchased:	$359,013	$520,250	$254	$(397,577)	$481,940

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

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

The Company’s Level III assets were $226.3 million and $152.3 million, or 14.2 percent and 11.7 percent of financial instruments measured at fair value at June 30, 2013 and December 31, 2012, respectively. The value of transfers between levels are recognized at the beginning of the reporting period. There were $0.9 million of transfers of financial assets from Level II to Level III during the three and six months ended June 30, 2013, respectively, related to convertible securities for which no recent trade activity was observed and valuation inputs became unobservable. There were no other transfers between Level I, Level II or Level III for the three and six months ended June 30, 2013, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments during the three months ended June 30, 2013 and 2012:

	Balance at					Realized	Unrealized	Balance at
	March 31,			Transfers	Transfers	gains/	gains/	June 30,
(Dollars in thousands)	2013	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2013
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$—	$2,559	$(2,308)	$870	$—	$9	$178	$1,308
Fixed income securities	—	100	—	—	—	—	—	100
Municipal securities:
Tax-exempt securities	1,431	—	—	—	—	—	2	1,433
Short-term securities	656	—	—	—	—	—	—	656
Asset-backed securities	107,654	162,754	(123,422)	—	—	5,573	(1,163)	151,396
Derivative contracts	2,372	710	(896)	—	—	186	15,507	17,879
Total financial instruments and other inventory positions owned:	112,113	166,123	(126,626)	870	—	5,768	14,524	172,772

Investments	41,653	10,000	—	—	—	—	1,914	53,567
Total assets	$153,766	$176,123	$(126,626)	$870	$—	$5,768	$16,438	$226,339

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$399	$—	$745	$—	$—	$(745)	$(145)	$254
Total financial instruments and other inventory positions sold, but not yet purchased:	$399	$—	$745	$—	$—	$(745)	$(145)	$254

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Balance at					Realized	Unrealized	Balance at
	March 31,			Transfers	Transfers	gains/	gains/	June 30,
(Dollars in thousands)	2012	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2012
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$2,596	$3,130	$(2,152)	$710	$—	$(40)	$(563)	$3,681
Fixed income securities	4,275	—	(11)	—	(4,264)	—	—	—
Municipal securities:
Tax-exempt securities	3,039	—	(556)	—	—	(190)	80	2,373
Short-term securities	1,930	375	(1,755)	—	—	(945)	789	394
Asset-backed securities	69,747	72,543	(55,499)	—	—	1,953	1,127	89,871
Derivative contracts	2,046	—	(2,289)	—	—	2,289	(1,830)	216
Total financial instruments and other inventory positions owned:	83,633	76,048	(62,262)	710	(4,264)	3,067	(397)	96,535

Investments	20,687	—	(7)	—	—	7	(823)	19,864
Total assets	$104,320	$76,048	$(62,269)	$710	$(4,264)	$3,074	$(1,220)	$116,399

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$3,495	$(6,509)	$1,380	$—	$—	$5,129	$3,584	$7,079
Total financial instruments and other inventory positions sold, but not yet purchased:	$3,495	$(6,509)	$1,380	$—	$—	$5,129	$3,584	$7,079

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments during the six months ended June 30, 2013 and 2012:

	Balance at					Realized	Unrealized	Balance at
	December 31,			Transfers	Transfers	gains/	gains/	June 30,
(Dollars in thousands)	2012	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2013
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$—	$2,559	$(2,308)	$870	$—	$9	$178	$1,308
Fixed income securities	—	100	—	—	—	—	—	100
Municipal securities:
Tax-exempt securities	1,429	1	—	—	—	(266)	269	1,433
Short-term securities	656	—	—	—	—	—	—	656
Asset-backed securities	116,171	348,412	(327,028)	—	—	20,838	(6,997)	151,396
Derivative contracts	827	710	(982)	—	—	186	17,138	17,879
Total financial instruments and other inventory positions owned:	119,083	351,782	(330,318)	870	—	20,767	10,588	172,772

Investments	33,245	15,362	—	—	—	4	4,956	53,567
Total assets	$152,328	$367,144	$(330,318)	$870	$—	$20,771	$15,544	$226,339

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$5,218	$(5,650)	$745	$—	$—	$4,892	$(4,951)	$254
Total financial instruments and other inventory positions sold, but not yet purchased:	$5,218	$(5,650)	$745	$—	$—	$4,892	$(4,951)	$254

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Balance at					Realized	Unrealized	Balance at
	December 31,			Transfers	Transfers	gains/	gains/	June 30,
(Dollars in thousands)	2011	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2012
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$—	$3,130	$(2,152)	$2,960	$—	$(40)	$(217)	$3,681
Fixed income securities	2,815	38,433	(37,149)	226	(4,263)	49	(111)	—
Municipal securities:
Tax-exempt securities	3,135	1,550	(1,896)	—	—	(571)	155	2,373
Short-term securities	175	3,075	(1,755)	—	—	(945)	(156)	394
Asset-backed securities	53,088	171,775	(139,440)	—	—	1,596	2,852	89,871
Derivative contracts	—	—	(2,289)	—	—	2,289	216	216
Total financial instruments and other inventory positions owned:	59,213	217,963	(184,681)	3,186	(4,263)	2,378	2,739	96,535

Investments	21,341	—	(10)	—	—	10	(1,477)	19,864
Total assets	$80,554	$217,963	$(184,691)	$3,186	$(4,263)	$2,388	$1,262	$116,399

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Convertible securities	$1,171	$—	$—	$—	$(1,171)	$—	$—	$—
Fixed income securities	900	(897)	—	—	—	(49)	46	—
Derivative contracts	3,594	(9,420)	1,380	—	—	8,040	3,485	7,079
Total financial instruments and other inventory positions sold, but not yet purchased:	$5,665	$(10,317)	$1,380	$—	$(1,171)	$7,991	$3,531	$7,079

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

Note 7 Variable Interest Entities

In the normal course of business, the Company periodically creates or transacts with entities that are investment vehicles organized as partnerships or limited liability companies. These entities were established for the purpose of investing in securities of public or private companies, or municipal debt obligations and were initially financed through the capital commitments of the members. The Company has investments in and/or acts as the managing partner of these entities. In certain instances, the Company provides management and investment advisory services for which it earns fees generally based upon the market value of assets under management and may include incentive fees based upon performance. The Company’s aggregate investments in these investment vehicles totaled $107.4 million and $96.9 million at June 30, 2013 and December 31, 2012, respectively, and are recorded in other assets on the consolidated statements of financial condition. The Company’s remaining capital commitments to these entities was $36.1 million at June 30, 2013.

Variable interest entities (“VIEs”) are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities. The determination as to whether an entity is a VIE is based on the amount and nature of the members’ equity investment in the entity. The Company also considers other characteristics such as the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance. For those entities that meet the deferral provisions defined by FASB ASU No. 2010-10, "Consolidation: Amendments for Certain Investment Funds," ("ASU 2010-10"), the Company considers characteristics such as the ability to influence the decision making about the entity’s activities and how the entity is financed. The Company has identified

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

certain of the entities described above as VIEs. These VIEs had net assets approximating $0.7 billion and $0.8 billion at June 30, 2013 and December 31, 2012, respectively. The Company’s exposure to loss from these VIEs is $6.2 million, which is the carrying value of its capital contributions recorded in other assets on the consolidated statements of financial condition at June 30, 2013. The Company had no liabilities related to these VIEs at June 30, 2013 and December 31, 2012.

The Company is required to consolidate all VIEs for which it is considered to be the primary beneficiary. The determination as to whether the Company is considered to be the primary beneficiary is based on whether the Company has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For those entities that meet the deferral provisions defined by ASU 2010-10, the determination as to whether the Company is considered to be the primary beneficiary differs in that it is based on whether the Company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The Company determined it is not the primary beneficiary of these VIEs and accordingly does not consolidate them. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of June 30, 2013.

Note 8 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers and clearing organizations included:

	June 30,	December 31,
(Dollars in thousands)	2013	2012
Receivable arising from unsettled securities transactions	$42,829	$66,426
Deposits paid for securities borrowed	25,368	32,163
Receivable from clearing organizations	5,188	17,655
Deposits with clearing organizations	37,812	24,717
Securities failed to deliver	3,261	5,440
Other	7,979	1,716
	$122,437	$148,117

Amounts payable to brokers, dealers and clearing organizations included:

	June 30,	December 31,
(Dollars in thousands)	2013	2012
Payable arising from unsettled securities transactions	$106,403	$24,643
Payable to clearing organizations	10,352	5,763
Securities failed to receive	5,558	7,459
Other	7,166	22,290
	$129,479	$60,155

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

A reverse repurchase agreement is a transaction in which the Company purchases financial instruments from a seller, typically in exchange for cash, and simultaneously enters into an agreement to resell the same or substantially the same financial instruments to the seller at a stated price plus accrued interest at a future date. A repurchase agreement is a transaction in which the Company

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. Even though repurchase and reverse repurchase agreements involve the legal transfer of ownership of financial instruments, they are accounted for as financing arrangements because they require the financial instruments to be repurchased or resold at maturity of the agreement.

In a securities borrowed transaction, the Company borrows securities from a counterparty in exchange for cash. When the Company returns the securities, the counterparty returns the cash. Interest is generally paid periodically over the life of the transaction.

In the normal course of business, the Company obtains securities purchased under agreements to resell, securities borrowed and margin agreements on terms that permit it to repledge or resell the securities to others, typically pursuant to repurchase agreements. The Company obtained securities with a fair value of approximately $175.6 million and $186.1 million at June 30, 2013 and December 31, 2012, respectively, of which $169.7 million and $174.4 million, respectively, had been pledged or otherwise transferred to satisfy its commitments under financial instruments and other inventory positions sold, but not yet purchased.

The following is a summary of the Company’s securities sold under agreements to repurchase ("Repurchase Liabilities"), the fair market value of related collateral pledged and the interest rate charged by the Company’s counterparty, which is based on LIBOR plus an applicable margin, as of June 30, 2013:

	Repurchase	Fair Market
(Dollars in thousands)	Liabilities	Value	Interest Rate
On demand maturities:
U.S. government agency securities	$30,761	$30,103	0.25%

Reverse repurchase agreements, repurchase agreements and securities borrowed and loaned are reported on a net basis by counterparty when a legal right of offset exists. The following table provides information about the offsetting of these instruments and related collateral amounts at June 30, 2013:

		Gross Amount	Net Amounts	Gross Amounts Not Offset
		Offset on the	Presented on the	on the Consolidated Statements
	Gross	Consolidated	Consolidated	of Financial Condition
(Dollars in thousands)	Recognized	Statements of	Statements of	Financial	Collateral
Description	Assets	Financial Condition	Financial Condition	Instruments	Received (1)	Net Amount
Reverse repurchase agreements	$148,072	$(30,761)	$117,311	$—	$(117,311)	$—
Securities borrowed (3)	25,368	—	25,368	—	(25,368)	—

		Gross Amount	Net Amount	Gross Amount Not Offset
		Offset on the	Presented on the	on the Consolidated Statements
	Gross	Consolidated	Consolidated	of Financial Condition
(Dollars in thousands)	Recognized	Statements of	Statements of	Financial	Collateral
Description	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged (2)	Net Amount
Repurchase agreements	$30,761	$(30,761)	$—	$—	$—	$—

(1)	Includes securities received by the Company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default.

(2)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the consolidated statements of financial condition unless the Company defaults.

(3)
Deposits paid for securities borrowed are included in receivables from brokers, dealers and clearing organizations on the consolidated statements of financial condition. See Note 8 for additional information on receivables from brokers, dealers and clearing organizations.

There were no gross amounts offset on the consolidated statements of financial condition for reverse repurchase agreements, securities borrowed or repurchase agreements at December 31, 2012 as a legal right of offset did not exist. The Company had no outstanding securities lending arrangements as of June 30, 2013 or December 31, 2012. See Note 5 for information related to the Company's offsetting of derivative contracts.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 10 Other Assets

Other assets include net deferred income tax assets, proprietary investments, income tax receivables and prepaid expenses. The Company’s investments include investments in private companies and partnerships, warrants of public and private companies and private company debt. Other assets included:

	June 30,	December 31,
(Dollars in thousands)	2013	2012
Net deferred income tax assets	$22,051	$33,622
Investments at fair value	59,992	39,055
Investments at cost	25,464	26,364
Investments accounted for under the equity method	20,253	20,353
Income tax receivables	11,867	5,448
Prepaid expenses	3,947	3,840
Other	955	1,015
Total other assets	$144,529	$129,697

Management regularly reviews the Company’s investments in private company debt and has concluded that no valuation allowance is needed as it is probable that all contractual principal and interest will be collected.

At June 30, 2013, investments carried on a cost basis had an estimated fair market value of $43.4 million. The estimated fair value of these investments was measured using discounted cash flow models that utilize market data for comparable companies (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA")). Because valuation adjustments, based upon management’s judgment, were made to account for differences between the measured security and comparable securities, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Note 11 Goodwill and Intangible Assets

The following table presents the changes in the carrying value of goodwill and intangible assets from continuing operations for the six months ended June 30, 2013:

Asset
(Dollars in thousands)	Management
Goodwill
Balance at December 31, 2012	$196,844
Goodwill acquired	—
Impairment charge	—
Balance at June 30, 2013	$196,844

Intangible assets
Balance at December 31, 2012	$41,258
Amortization of intangible assets	(3,322)
Balance at June 30, 2013	$37,936

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 12 Short-Term Financing

The following is a summary of short-term financing and the weighted average interest rate on borrowings:

	Outstanding Balance		Weighted Average Interest Rate
	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands)	2013	2012	2013	2012
Commercial paper (secured)	$348,915	$304,439	1.58%	1.65%
Prime broker arrangement	141,893	172,575	0.94%	0.98%
Bank lines (secured)	52,000	—	1.50%	N/A
Total short-term financing	$542,808	$477,014

The Company issues secured commercial paper to fund a portion of its securities inventory. The secured commercial paper notes (“CP Notes”) can be issued with maturities of 27 days to 270 days from the date of issuance. The CP Notes are issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and are secured by different inventory classes. As of June 30, 2013, the weighted average maturity of CP Series A, CP Series II A and CP Series III A was 128 days , 104 days and 33 days , respectively. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin.

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

The Company’s committed short-term bank line financing at June 30, 2013 consisted of a one-year $250 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2012. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain a minimum net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 28, 2013. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At June 30, 2013, the Company had no advances against this line of credit.

The Company’s uncommitted secured lines at June 30, 2013 totaled $175 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company’s uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. At June 30, 2013, the Company had $52.0 million in advances against these lines of credit.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

of the Company or any of its subsidiaries or a change in control of the Company. If there is any event of default under the Note Purchase Agreement, the noteholders may declare the entire principal and any accrued interest on the Notes to be due and payable and exercise other customary remedies.

The Note Purchase Agreement includes covenants that, among other things, require the Company to maintain a minimum consolidated tangible net worth and regulatory net capital, limit the Company's leverage ratio and require the Company to maintain a minimum ratio of operating cash flow to fixed charges. With respect to the net capital covenant, the Company's U.S. broker dealer subsidiary is required to maintain minimum net capital of $120 million. At June 30, 2013, the Company was in compliance with all covenants.

The Notes are recorded at amortized cost. As of June 30, 2013, the carrying value of the Notes approximates fair value.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

Note 16 Restructuring

In the second quarter of 2012, the Company implemented certain expense reduction measures to better align its cost infrastructure with its revenues. For the three months ended June 30, 2012, the Company incurred a pre-tax restructuring-related charge of $3.6 million from continuing operations. The charge resulted from severance benefits of $2.4 million and from the reduction of leased office space of $1.2 million.

Note 17 Shareholders’ Equity

Share Repurchases

In the third quarter of 2012, the Company’s board of directors authorized the repurchase of up to $100.0 million in common shares through September 30, 2014. This share repurchase authorization became effective on October 1, 2012. During the six months ended June 30, 2013, the Company repurchased 797,673 shares of the Company’s common stock at an average price of $32.23 per share for an aggregate purchase price of $25.7 million related to this authorization. The Company has $69.7 million remaining under this authorization. The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. The Company purchased 364,952 shares or $14.8 million of the Company’s common stock for this purpose during the six months ended June 30, 2013.

Issuance of Shares

During the six months ended June 30, 2013, the Company issued 96,049 common shares out of treasury stock in fulfillment of $3.9 million in obligations under the Piper Jaffray Companies Retirement Plan (the “Retirement Plan”) and issued 741,972 common shares out of treasury stock as a result of employee vesting and exercise transactions. During the six months ended June 30, 2012, the Company issued 165,241 common shares out of treasury stock in fulfillment of $3.8 million in obligations under the Retirement Plan and issued 768,251 common shares out of treasury stock as a result of employee vesting.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 18 Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders’ proportionate share of the equity in a municipal bond fund of $116.0 million, a merchant banking fund of $13.3 million and private equity investment vehicles aggregating $8.7 million as of June 30, 2013. As of December 31, 2012, noncontrolling interests included the minority equity holders’ proportionate share of the equity in a municipal bond fund of $43.7 million, a merchant banking fund of $6.4 million and private equity investment vehicles aggregating $6.8 million.

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

	Common		Total
	Shareholders’	Noncontrolling	Shareholders’
(Dollars in thousands)	Equity	Interests	Equity
Balance at December 31, 2012	$733,292	$56,883	$790,175
Net income/(loss)	12,634	(769)	11,865
Amortization/issuance of restricted stock	20,572	—	20,572
Repurchase of common stock through share repurchase program	(25,708)	—	(25,708)
Repurchase of common stock for employee tax withholding	(14,788)	—	(14,788)
Issuance of treasury shares for 401k match	3,939	—	3,939
Shares reserved to meet deferred compensation obligations	60	—	60
Other comprehensive loss	(121)	—	(121)
Fund capital contributions, net	—	81,868	81,868
Balance at June 30, 2013	$729,880	$137,982	$867,862

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 19 Compensation Plans

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

The following table provides a summary of the Company’s outstanding equity awards (in shares or units) as of June 30, 2013:

Incentive Plan
Restricted Stock Shares
Annual grants	888,530
Sign-on grants	246,989
Retention grants	—
Performance grants	—
1,135,519
Inducement Plan
Restricted Stock Shares	58,310

Total restricted stock shares related to compensation	1,193,829

ARI deal consideration (1)	220,456

Total restricted stock shares outstanding	1,414,285

Incentive Plan
Restricted Stock Units
Leadership grants	290,536

Incentive Plan
Stock options outstanding	474,682

(1)	The Company issued restricted stock as part of deal consideration in conjunction with the acquisition of ARI.

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company’s employees and directors for up to 7.0 million shares of common stock (1.3 million shares remained available for future issuance under the Incentive Plan as of June 30, 2013). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.

Restricted Stock Awards

Restricted stock grants are valued at the market price of the Company’s common stock on the date of grant and are amortized over the related requisite service period. The Company grants shares of restricted stock to current employees as part of year-end compensation (“Annual Grants”) and as a retention tool. Employees may receive restricted stock upon initial hiring or as a retention award (“Sign-on Grants”). The Company has also granted incremental restricted stock awards with service conditions to key employees (“Retention Grants”) and restricted stock with performance conditions to members of senior management ("Performance Grants").

The Company’s Annual Grants are made each year in February. Prior to 2011, Annual Grants had three-year cliff vesting periods. Beginning in 2011, Annual Grants vest ratably over three years in equal installments. The Annual Grants provide for continued vesting after termination of employment, so long as the employee does not violate certain post-termination restrictions set forth

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

in the award agreement or any agreements entered into upon termination. The Company determined the service inception date precedes the grant date for the Annual Grants, and that the post-termination restrictions do not meet the criteria for an in-substance service condition, as defined by FASB Accounting Standards Codification Topic 718, "Compensation – Stock Compensation" ("ASC 718"). Accordingly, restricted stock granted as part of the Annual Grants is expensed in the one-year period in which those awards are deemed to be earned, which is generally the calendar year preceding the February grant date. For example, the Company recognized compensation expense during fiscal 2012 for its February 2013 Annual Grant. If an equity award related to the Annual Grants is forfeited as a result of violating the post-termination restrictions, the lower of the fair value of the award at grant date or the fair value of the award at the date of forfeiture is recorded within the consolidated statements of operations as a reversal of compensation expense. The Company recorded $0.4 million of forfeitures through compensation and benefits expense within continuing operations for the three months ended June 30, 2013 and 2012, and $0.7 million and $1.2 million for the six months ended June 30, 2013 and 2012, respectively.

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

Retention Grants were subject to ratable vesting based upon a five-year service requirement and were amortized as compensation expense on a straight-line basis from the 2008 grant date over the requisite service period, which ended in May 2013. Employees forfeited unvested retention shares upon termination of employment and a reversal of compensation expense was recorded.

Performance Grants awarded in 2008 and 2009 expired unvested in May 2013.

Annually, the Company grants stock to its non-employee directors. The stock-based compensation paid to non-employee directors is fully expensed on the grant date and included within outside services expense on the consolidated statements of operations.

Restricted Stock Units

The Company granted restricted stock units to its leadership team (“Leadership Grants”) in May 2012 and 2013, respectively. The units will vest and convert to shares of common stock at the end of each 36-month performance period only if the Company satisfies predetermined market conditions over the performance period. Under the terms of the grants, the number of units that will vest and convert to shares will be based on the Company achieving specified market conditions during each performance period as described below. Compensation expense is amortized on a straight-line basis over the three-year requisite service period based on the fair value of the award on the grant date. The market condition must be met for the awards to vest and compensation cost will be recognized regardless if the market condition is satisfied. Employees forfeit unvested share units upon termination of employment with a corresponding reversal of compensation expense.

Up to 50 percent of the award can be earned based on the Company’s total shareholder return relative to members of a predetermined peer group and up to 50 percent of the award can be earned based on the Company’s total shareholder return. The fair value of the awards on the grant date were determined using a Monte Carlo simulation with the following assumptions:

	Risk-free	Expected Stock
Grant Year	Interest Rate	Price Volatility
2013	0.40%	44.0%
2012	0.38%	47.6%

Because a portion of the award vesting depends on the Company’s total shareholder return relative to a peer group, the valuation modeled the performance of the peer group as well as the correlation between the Company and the peer group. The expected stock price volatility assumptions were determined using historical volatility as correlation coefficients can only be developed through historical volatility. The risk-free interest rates were determined based on three-year U.S. Treasury bond yields.

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

Stock-Based Compensation Activity

The Company recorded total compensation expense within continuing operations of $4.2 million and $5.5 million for the three months ended June 30, 2013 and 2012, respectively, and $5.1 million and $6.3 million for the six months ended June 30, 2013 and 2012, respectively, related to employee restricted stock and restricted stock unit awards. Total compensation cost includes year-end compensation for Annual Grants and the amortization of Sign-on, Retention and Leadership Grants, less forfeitures. The tax benefit related to stock-based compensation costs totaled $1.6 million and $2.1 million for the three months ended June 30, 2013 and 2012, respectively, and $2.0 million and $2.5 million for the six months ended June 30, 2013 and 2012, respectively.

The following table summarizes the changes in the Company’s unvested restricted stock (including the unvested restricted stock issued as part of the deal consideration for ARI) under the Incentive Plan and Inducement Plan for the six months ended June 30, 2013:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2012	2,322,438	$37.01
Granted	438,411	41.01
Vested	(1,099,548)	40.35
Cancelled	(247,016)	37.77
June 30, 2013	1,414,285	$35.35

The following summarizes the changes in the Company’s unvested restricted stock units under the Incentive Plan for the six months ended June 30, 2013:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2012	173,271	$12.12
Granted	117,265	21.32
Vested	—	—
Cancelled	—	—
June 30, 2013	290,536	$15.83

As of June 30, 2013, there was $8.5 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 1.96 years.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the Company’s outstanding stock options for the six months ended June 30, 2013:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2012	486,563	$44.76	2.9	$94,150
Granted	—	—
Exercised	—	—
Cancelled	(11,881)	42.99
June 30, 2013	474,682	$44.80	2.4	$82,267

Options exercisable at June 30, 2013	474,682	$44.80	2.4	$82,267

As of June 30, 2013, there was no unrecognized compensation cost related to stock options expected to be recognized over future years.

The fair value of options exercised, cash received from option exercises and the resulting tax benefit realized for the tax deductions from option exercises were immaterial for the six months ended June 30, 2013 and 2012, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2013	2012	2013	2012
Net income from continuing operations applicable to Piper Jaffray Companies	$4,359	$10,785	$15,026	$17,017
Net loss from discontinued operations	(1,871)	(3,934)	(2,392)	(7,237)
Net income applicable to Piper Jaffray Companies	2,488	6,851	12,634	9,780
Earnings allocated to participating securities (1)	(222)	(961)	(1,301)	(1,436)
Net income applicable to Piper Jaffray Companies’ common shareholders (2)	$2,266	$5,890	$11,333	$8,344

Shares for basic and diluted calculations:
Average shares used in basic computation	15,621	15,932	15,602	16,002
Stock options	5	—	17	—
Average shares used in diluted computation	15,626	15,932	15,619	16,002

Earnings/(loss) per basic common share:
Income from continuing operations	$0.25	$0.58	$0.86	$0.91
Loss from discontinued operations	(0.11)	(0.21)	(0.14)	(0.39)
Earnings per basic common share	$0.15	$0.37	$0.73	$0.52

Earnings/(loss) per diluted common share:
Income from continuing operations	$0.25	$0.58	$0.86	$0.91
Loss from discontinued operations	(0.11)	(0.21)	(0.14)	(0.39)
Earnings per diluted common share	$0.15	$0.37	$0.73	$0.52

(1)
Represents the allocation of earnings to participating securities. Losses are not allocated to participating securities. Participating securities include all of the Company’s unvested restricted shares. The weighted average participating shares outstanding were 1,531,100 and 2,598,556 for the three months ended June 30, 2013 and 2012, respectively, and 1,791,940 and 2,754,682 for the six months ended June 30, 2013 and 2012, respectively.

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

The anti-dilutive effects from stock options were immaterial for the six months ended June 30, 2013 and 2012.

Note 21 Segment Reporting

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Segment pre-tax operating income/(loss) and segment pre-tax operating margin exclude the results of discontinued operations.

Reportable segment financial results from continuing operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Capital Markets
Investment banking
Financing
Equities	$21,772	$13,132	$36,075	$36,360
Debt	22,131	22,256	39,163	37,025
Advisory services	9,409	14,631	18,965	25,353
Total investment banking	53,312	50,019	94,203	98,738

Institutional sales and trading
Equities	21,392	16,682	42,127	37,662
Fixed income	4,959	20,620	33,002	49,083
Total institutional sales and trading	26,351	37,302	75,129	86,745

Other income/(loss)	2,146	265	3,686	(1,102)

Net revenues	81,809	87,586	173,018	184,381

Operating expenses	83,937	85,803	162,395	171,858

Segment pre-tax operating income/(loss)	$(2,128)	$1,783	$10,623	$12,523

Segment pre-tax operating margin	(2.6)%	2.0%	6.1%	6.8%

Asset Management
Management and performance fees
Management fees	$17,567	$15,564	$34,665	$31,413
Performance fees	305	218	656	642
Total management and performance fees	17,872	15,782	35,321	32,055

Other income/(loss)	91	(270)	966	100

Net revenues	17,963	15,512	36,287	32,155

Operating expenses (1)	12,502	11,640	25,409	23,801

Segment pre-tax operating income	$5,461	$3,872	$10,878	$8,354

Segment pre-tax operating margin	30.4%	25.0%	30.0%	26.0%

Total
Net revenues	$99,772	$103,098	$209,305	$216,536

Operating expenses (1)	96,439	97,443	187,804	195,659

Pre-tax operating income	$3,333	$5,655	$21,501	$20,877

Pre-tax operating margin	3.3%	5.5%	10.3%	9.6%

(1)
Operating expenses included intangible asset amortization expense of $1.7 million for the three months ended June 30, 2013 and 2012, respectively, and $3.3 million and $3.5 million for the six months ended June 30, 2013 and 2012, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Net revenues:
United States	$97,195	$99,912	$202,921	$211,147
Europe	2,577	3,186	6,384	5,389
Consolidated	$99,772	$103,098	$209,305	$216,536

Long-lived assets are allocated to geographic locations based upon the location of the asset. The following table presents long-lived assets held for use by geographic region:

	June 30,	December 31,
(Dollars in thousands)	2013	2012
Long-lived assets:
United States	$269,257	$285,682
Europe	819	1,131
Consolidated	$270,076	$286,813

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

At June 30, 2013, net capital calculated under the SEC rule was $156.5 million, and exceeded the minimum net capital required under the SEC rule by $155.5 million.

The Company’s short-term committed credit facility of $250 million and its variable rate senior notes include covenants requiring Piper Jaffray to maintain minimum net capital of $120 million.

Piper Jaffray Ltd., our broker dealer subsidiary registered in the United Kingdom, was subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of June 30, 2013, Piper Jaffray Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Jaffray Asia operates entities licensed by the Hong Kong Securities and Futures Commission, which are subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rules promulgated under the Securities and Futures Ordinance. As of June 30, 2013, Piper Jaffray Asia regulated entities were in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Ordinance.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 23 Income Taxes

The Company's effective income tax rate from continuing operations, excluding noncontrolling interests, was 27.4 percent for the three months ended June 30, 2013. For the three months ended June 30, 2012, the Company recorded an income tax benefit from continuing operations of $5.7 million, which primarily resulted from a reversal of a previously accrued uncertain state income tax position of $7.1 million, net of federal tax.

For the six months ended June 30, 2013, the Company’s effective income tax rate from continuing operations, excluding noncontrolling interests, was 32.5 percent, compared to 9.8 percent for the six months ended June 30, 2012. The provision for income taxes for the six months ended June 30, 2012 was unusually low due to the $7.1 million credit to income tax expense referenced above, offset in part by a $3.8 million write-off of deferred tax assets related to equity grants that were forfeited or vested at share prices lower than the grant date share prices.

Note 24 Subsequent Events

On July 12, 2013, the Company completed the purchase of Seattle-Northwest Securities Corporation (“Seattle-Northwest”), a Seattle-based investment bank and broker dealer focused on public finance in the Northwest region of the U.S., for $19.5 million in cash. The tangible book value of Seattle-Northwest was approximately $11.7 million at closing. The purchase was completed pursuant to the Agreement and Plan of Merger dated April 16, 2013. The acquisition of Seattle-Northwest supports the Company's strategy to grow its public finance business.

On July 16, 2013, the Company completed the purchase of Edgeview Partners, L.P. ("Edgeview"), a middle-market equity advisory firm specializing in mergers and acquisitions. The purchase was completed pursuant to the Unit Purchase Agreement dated June 17, 2013. The terms of the transaction were not disclosed, however, the acquisition is not expected to have a material impact on the Company's consolidated financial statements. Edgeview further strengthens the Company's mergers and acquisitions leadership in the middle market and adds resources dedicated to the private equity community.

These acquisitions are being accounted for pursuant to FASB Accounting Standards Codification Topic 805, “Business Combinations.” Accordingly, the purchase price of each acquisition will be allocated to the acquired assets and liabilities assumed based on their estimated fair values as of the respective acquisition date. The excess of the purchase price over the net assets acquired will be allocated between goodwill and intangible assets. The allocations of the purchase price will be finalized upon completion of the analysis of the fair values of the net assets acquired and any identifiable intangible assets. Goodwill and identifiable intangible assets will be allocated to the Capital Markets segment upon completion of the purchase price allocations.

Seattle-Northwest and Edgeview's results of operations will be included in the Company's consolidated financial statements prospectively from their respective dates of acquisition.

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

As part of our strategy to grow our public finance business, we completed the acquisition of Seattle-Northwest Securities Corporation (“Seattle-Northwest”), a Seattle-based investment bank and broker dealer focused on public finance in the Northwest region of the U.S., for $19.5 million in cash. The tangible book value of Seattle-Northwest was approximately $11.7 million at closing. The transaction closed on July 12, 2013.

We also entered into a definitive agreement on June 17, 2013 to acquire Edgeview Partners, L.P. (“Edgeview”), a middle-market equity advisory firm specializing in mergers and acquisitions. The transaction closed on July 16, 2013. The acquisition further strengthens our mergers and acquisitions leadership in the middle market and adds resources dedicated to the private equity community.

Seattle-Northwest and Edgeview's results of operations will be included in our consolidated financial statements prospectively from their respective dates of acquisition. We expect to incur approximately $3.0 million to $3.5 million of restructuring and integration costs in the second half of 2013 related to these acquisitions.

Asset Management – The Asset Management segment provides traditional asset management services by taking a value-driven approach to managing assets in the domestic and international equity markets. Additionally, the asset management segment manages master limited partnership (“MLP”) and energy infrastructure strategies for institutions and individuals. Revenues are generated in the form of management and performance fees. Revenues are also generated through investments in the partnerships and funds that we manage.

Discontinued Operations – Our discontinued operations for all periods presented include the operating results of our Hong Kong capital markets business and Fiduciary Asset Management, LLC (“FAMCO”), a former division of our asset management segment. As of September 30, 2012, we ceased operations related to our Hong Kong capital markets business. The results of the Hong Kong capital markets business were previously reported in our Capital Markets segment. The sale of FAMCO was completed on April 30, 2013. The results of FAMCO were previously reported in our Asset Management segment. See Note 4 to our unaudited consolidated financial statements for further discussion of our discontinued operations.

Our business is a human capital business. Accordingly, compensation and benefits comprise the largest component of our expenses, and our performance is dependent upon our ability to attract, develop and retain highly skilled employees who are motivated and committed to providing the highest quality of service and guidance to our clients.

Results for the three and six months ended June 30, 2013

For the three months ended June 30, 2013, net income applicable to Piper Jaffray Companies, including continuing and discontinued operations, was $2.5 million, or $0.15 per diluted common share. Net income applicable to Piper Jaffray Companies from continuing operations for the second quarter of 2013 was $4.4 million, or $0.25 per diluted common share, compared with $10.8 million, or $0.58 per diluted common share, for the prior-year period. The year-ago period included a $7.1 million, or $0.35 per diluted common share, tax benefit resulting from resolution of a state income tax matter and $2.2 million, after-tax, or $0.12 per diluted common share, restructuring charge for severance and occupancy-related charges. Net revenues for the three months ended June 30, 2013 were $99.8 million, a decline of 3.2 percent from $103.1 million reported in the year-ago period. Lower fixed income institutional brokerage and mergers and acquisitions revenues were offset in part by higher equity financing and equity institutional brokerage revenues. For the three months ended June 30, 2013, non-compensation expenses decreased 9.8 percent to $31.4 million, compared to $34.8 million in the second quarter of 2012, due to a $3.6 million, pre-tax, restructuring charge in the year-ago period.

For the six months ended June 30, 2013, net income applicable to Piper Jaffray Companies, including continuing and discontinued operations, was $12.6 million, or $0.73 per diluted common share. Net income applicable to Piper Jaffray Companies from continuing operations in the first half of 2013 was $15.0 million, or $0.86 per diluted common share, compared with $17.0 million, or $0.91 per diluted common share, for the prior-year period. Net revenues from continuing operations for the six months ended June 30, 2013 were $209.3 million, down 3.3 percent from the $216.5 million reported in the year-ago period due primarily to lower fixed income institutional brokerage revenues. For the six months ended June 30, 2013, non-compensation expenses from continuing operations decreased 11.8 percent to $56.7 million, compared with $64.3 million for the six months ended June 30, 2012. Non-compensation expenses from continuing operations were reduced in the first half of 2013 by the receipt of insurance proceeds for the reimbursement of prior legal settlements.

External Factors Impacting Our Business

Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Overall market conditions are a product of many factors, which are beyond our control and mostly unpredictable. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the demand for investment banking services as reflected by the number and size of equity and debt financings and merger and acquisition transactions, the volatility of the equity and fixed income markets, changes in interest rates (especially rapid and extreme changes, as experienced this quarter), the level and shape of various yield curves, the volume and value of trading in securities, and the demand for asset management services as reflected by the amount of assets under management.

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

Outlook for the remainder of 2013

We believe a gradual U.S. economic recovery will continue in 2013 with the potential to benefit several of our businesses. We are mindful, however, that certain factors, such as the future political debate regarding the U.S. debt ceiling limit, expectations on the timing of curtailing the Federal Reserve's quantitative easing program and revisions to the U.S. tax code, could result in a challenging and volatile economic environment in the second half of 2013.

Mixed economic and financial market conditions in the first half of 2013 resulted in varied financial results across our businesses. Turbulent conditions in the fixed income markets negatively impacted our fixed income institutional brokerage revenues in the second quarter of 2013. Signals from the Federal Reserve regarding its intentions to curtail its quantitative easing program triggered immediate and substantial interest rate increases and widening credit spreads. These changes were even more pronounced in the municipal bond market, which has been experiencing accelerating mutual fund outflows and decreased demand as investors wait for interest rates to find a new equilibrium. Going forward, we anticipate interest rates to be sensitive to Federal Reserve actions and to continue rising over the medium to longer term. The equity markets continued to build on their strong first quarter performance and volatility remained low. Our equity-related businesses benefited in the second quarter of 2013 from these favorable market conditions. We believe that the environment for U.S. capital markets activity will continue to be positive in 2013 if the key economic metrics remain strong. However, this can change rapidly as economic and market indicators fluctuate. Despite the favorable equity markets, advisory services activity remained slow, but we expect the level of activity to improve in the second half of 2013. In addition, our recent acquisition of Edgeview Partners strengthens our equity advisory business going forward. Our public finance business continues to benefit from our geographic expansion over the past few years. The recent acquisition of Seattle-Northwest expands our geographic presence in the Northwest and should increase our market share and revenue contributions from this business. Asset management revenues benefited from the performance of the equity markets in the first half of 2013. Revenues in 2013 will continue to be dependent upon equity valuations and our investment performance, which can impact the amount of client inflows and outflows of assets under management.

Results of Operations

Financial Summary for the three months ended June 30, 2013 and June 30, 2012

The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

	Three Months Ended June 30,			As a Percentage of Net Revenues for
			2013	the Three Months Ended June 30,
(Dollars in thousands)	2013	2012	v2012	2013	2012
Revenues:
Investment banking	$52,846	$49,368	7.0%	53.0%	47.9%
Institutional brokerage	20,560	31,207	(34.1)	20.6	30.3
Asset management	18,031	16,030	12.5	18.1	15.5
Interest	14,360	12,139	18.3	14.4	11.8
Other income	3,310	979	238.1	3.3	0.9

Total revenues	109,107	109,723	(0.6)	109.4	106.4

Interest expense	9,335	6,625	40.9	9.4	6.4

Net revenues	99,772	103,098	(3.2)	100.0	100.0

Non-interest expenses:
Compensation and benefits	65,000	62,601	3.8	65.1	60.7
Occupancy and equipment	6,543	6,752	(3.1)	6.6	6.5
Communications	5,030	4,939	1.8	5.0	4.8
Floor brokerage and clearance	2,247	2,002	12.2	2.3	1.9
Marketing and business development	5,957	5,845	1.9	6.0	5.7
Outside services	8,449	7,225	16.9	8.5	7.0
Restructuring-related expense	—	3,642	N/M	—	3.5
Intangible asset amortization expense	1,661	1,736	(4.3)	1.7	1.7
Other operating expenses	1,552	2,701	(42.5)	1.6	2.6

Total non-interest expenses	96,439	97,443	(1.0)	96.7	94.5

Income from continuing operations before income tax expense/(benefit)	3,333	5,655	(41.1)	3.3	5.5

Income tax expense/(benefit)	1,644	(5,699)	N/M	1.6	(5.5)

Income from continuing operations	1,689	11,354	(85.1)	1.7	11.0

Discontinued operations:
Loss from discontinued operations, net of tax	(1,871)	(3,934)	(52.4)	(1.9)	(3.8)

Net income/(loss)	(182)	7,420	N/M	(0.2)	7.2

Net income/(loss) applicable to noncontrolling interests	(2,670)	569	N/M	(2.7)	0.6

Net income applicable to Piper Jaffray Companies	$2,488	$6,851	(63.7)%	2.5%	6.6%
N/M – Not meaningful

For the three months ended June 30, 2013, we recorded net income applicable to Piper Jaffray Companies, including continuing and discontinued operations, of $2.5 million. Net revenues from continuing operations for the three months ended June 30, 2013 were $99.8 million, a 3.2 percent decrease from the year-ago period. In the second quarter of 2013, investment banking revenues were $52.8 million, compared with $49.4 million in the prior-year period due to an increase in equity financing revenues resulting from more favorable equity market conditions, partially offset by a decline in merger and acquisition revenues. For the three months ended June 30, 2013, institutional brokerage revenues decreased 34.1 percent to $20.6 million, compared with $31.2 million in the corresponding period in the prior year, due to lower fixed income institutional brokerage revenues resulting from the rapid rise in interest rates and widening of credit spreads, which led to market volatility in the second quarter of 2013. The decrease was partially offset by higher equity institutional brokerage revenues. In the second quarter of 2013, asset management fees increased 12.5 percent to $18.0 million, compared with $16.0 million in the second quarter of 2012, driven by higher management fees from increased assets under management. Net interest income in the second quarter of 2013 decreased slightly to $5.0 million compared with the prior-year period. For the three months ended June 30, 2013, other income was $3.3 million, compared with $1.0 million in the prior-year period as we recorded higher investment gains associated with our merchant banking activities. Non-interest expenses from continuing operations were $96.4 million for the three months ended June 30, 2013, down slightly from $97.4 million in the corresponding period of the prior year.

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

For the three months ended June 30, 2013, compensation and benefits expenses increased 3.8 percent to $65.0 million from $62.6 million in the corresponding period in 2012. Compensation and benefits expenses as a percentage of net revenues was 65.1 percent in the second quarter of 2013, compared with 60.7 percent in the second quarter of 2012. The higher compensation expense ratio was due to a change in our revenue mix driven primarily by fixed income trading losses, and the impact of fixed compensation costs on a reduced revenue base.

Occupancy and Equipment – In the second quarter of 2013, occupancy and equipment expenses decreased to $6.5 million, compared with $6.8 million in the corresponding period in 2012. The decrease was primarily the result of lower occupancy costs associated with our headquarters office space.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the three months ended June 30, 2013, communication expenses were $5.0 million, essentially flat compared with the three months ended June 30, 2012.

Floor Brokerage and Clearance – For the three months ended June 30, 2013, floor brokerage and clearance expenses increased 12.2 percent to $2.2 million, compared with $2.0 million in the three months ended June 30, 2012. The increase was due to higher trading fees resulting from higher U.S. equity client volumes.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment and promotional and advertising costs. In the second quarter of 2013, marketing and business development expenses were $6.0 million, essentially flat compared with the three months ended June 30, 2012.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses increased 16.9 percent to $8.4 million in the second quarter of 2013, compared with $7.2 million in the corresponding period in 2012, due to increased professional fees.

Restructuring-related Expenses – In the second quarter of 2012, we recorded a pre-tax restructuring charge of $3.6 million, consisting of $2.4 million of employee severance costs and $1.2 million for the reduction of leased office space, as a measure to better align our cost infrastructure with our revenues. We expect to incur approximately $3.0 million to $3.5 million of restructuring and integration expenses in the second half of 2013 related to the acquisitions of Seattle-Northwest and Edgeview.

Intangible Asset Amortization Expense – Intangible asset amortization expense includes the amortization of definite-lived intangible assets consisting of asset management contractual relationships. For the three months ended June 30, 2013, intangible asset amortization expense was $1.7 million, essentially flat compared with the corresponding period in 2012. Beginning in the third quarter of 2013, we anticipate incurring additional intangible asset amortization expense related to the acquisitions of Seattle-Northwest and Edgeview.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses decreased to $1.6 million in the second quarter of 2013, compared with $2.7 million in the second quarter of 2012. The reduction in other operating expenses was primarily attributable to lower insurance costs and lower value-added tax expense related to our London office.

Income Taxes – For the three months ended June 30, 2013, our provision for income taxes was $1.6 million equating to an effective tax rate, excluding noncontrolling interests, of 27.4 percent, compared with a benefit of $5.7 million in the prior-year period. The reduced effective tax rate for the three months ended June 30, 2013 was due to the impact of tax-exempt interest income representing a larger proportion of our pre-tax income. In the second quarter of 2012, we recorded a reversal of a previously accrued uncertain state income tax position of $7.1 million, net of federal tax.

Segment Performance from Continuing Operations

We measure financial performance by business segment. Our two reportable segments are Capital Markets and Asset Management. We determined these segments based upon the nature of the financial products and services provided to customers and the Company’s management organization. Segment pre-tax operating income and segment pre-tax operating margin are used to evaluate and measure segment performance by our management team in deciding how to allocate resources and in assessing performance in relation to our competitors. Revenues and expenses directly associated with each respective segment are included in determining segment operating results. Revenues and expenses that are not directly attributable to a particular segment are allocated based upon our allocation methodologies, generally based on each segment’s respective net revenues, use of shared resources, headcount or other relevant measures.

The following table provides our segment performance for the periods presented:

	Three Months Ended June 30,
			2013
(Dollars in thousands)	2013	2012	v2012
Net revenues
Capital Markets	$81,809	$87,586	(6.6)%
Asset Management	17,963	15,512	15.8
Total net revenues	$99,772	$103,098	(3.2)%

Pre-tax operating income/(loss)
Capital Markets	$(2,128)	$1,783	N/M
Asset Management	5,461	3,872	41.0%
Total pre-tax operating income	$3,333	$5,655	(41.1)%

Pre-tax operating margin
Capital Markets	(2.6)%	2.0%
Asset Management	30.4%	25.0%
Total pre-tax operating margin	3.3%	5.5%
N/M – Not meaningful

Capital Markets

	Three Months Ended June 30,
			2013
(Dollars in thousands)	2013	2012	v2012
Net revenues:
Investment banking
Financing
Equities	$21,772	$13,132	65.8%
Debt	22,131	22,256	(0.6)
Advisory services	9,409	14,631	(35.7)
Total investment banking	53,312	50,019	6.6

Institutional sales and trading
Equities	21,392	16,682	28.2
Fixed income	4,959	20,620	(76.0)
Total institutional sales and trading	26,351	37,302	(29.4)

Other income	2,146	265	709.8

Total net revenues	$81,809	$87,586	(6.6)%

Pre-tax operating income/(loss)	$(2,128)	$1,783	N/M

Pre-tax operating margin	(2.6)%	2.0%
N/M – Not meaningful

Investment banking revenues comprise all the revenues generated through financing and advisory services activities, including derivative activities related to our public finance business. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.

In the second quarter of 2013, investment banking revenues increased 6.6 percent to $53.3 million compared with $50.0 million in the corresponding period of the prior year, due primarily to higher equity financing revenues, partially offset by lower advisory services revenues. For the three months ended June 30, 2013, equity financing revenues increased 65.8 percent to $21.8 million, compared with $13.1 million in the prior-year period, as favorable equity markets led to more completed transactions and higher revenue per transaction. During the second quarter of 2013, we completed 22 equity financings, raising $5.0 billion for our clients, compared with 15 equity financings, raising $1.6 billion (excluding $16.0 billion of capital raised from the Facebook initial public offering, on which we had a small co-manager position) in the second quarter of 2012. Debt financing revenues in the three months ended June 30, 2013 were $22.1 million, essentially flat compared to the three months ended June 30, 2012. During the second quarter of 2013, we completed 185 public finance issues with a total par value of $3.5 billion, compared with 164 public finance issues with a total par value of $2.6 billion during the prior-year period. For the three months ended June 30, 2013, advisory services revenues decreased 35.7 percent to $9.4 million due to lower U.S. advisory services revenue from fewer completed transactions. During the three months ended June 30, 2013, we completed 4 transactions with an aggregate enterprise value of $0.2 billion, compared with 7 transactions with an aggregate enterprise value of $2.1 billion in the second quarter of 2012.

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

For the three months ended June 30, 2013, institutional brokerage revenues decreased 29.4 percent to $26.4 million, compared with $37.3 million in the prior-year period, driven by lower fixed income trading revenues. Equity institutional brokerage revenues increased 28.2 percent to $21.4 million in the second quarter of 2013, compared with $16.7 million in the corresponding period of 2012, due to higher U.S. equity client trading volumes. For the three months ended June 30, 2013, fixed income institutional brokerage revenues were $5.0 million, compared with $20.6 million in the prior-year period. Our fixed income institutional brokerage revenues in the second quarter of 2013 were impacted by realized and unrealized losses on our customer flow and strategic trading inventories resulting from the speed and magnitude of the rise in interest rates, a widening of credit spreads and the volatile trading environment. Our interest rate and credit hedges worked directionally as intended; however, the hedges did not offset the full impact of our inventory losses given the rapid acceleration in interest rates, widening of credit spreads and the resulting decoupling of hedge correlations. We will continue to actively manage our inventory levels and hedging strategies to mitigate interest rate and credit risks; however, this may not fully mitigate the risks associated with holding inventory.

Other income includes gains and losses from our merchant banking investments and other firm investments, performance and management fees on municipal bond and merchant banking funds, interest expense related to long-term funding and a commitment fee on a bank line of credit. For the three months ended June 30, 2013, other income increased to $2.1 million, compared with $0.3 million in the corresponding period of 2012, due to gains on our merchant banking investments.

The Capital Markets segment had a negative pre-tax operating margin for the three months ended June 30, 2013, compared with a 2.0 percent margin for the corresponding period of 2012. The negative pre-tax operating margin was driven by the reduction in net revenues.

Asset Management

	Three Months Ended June 30,
			2013
(Dollars in thousands)	2013	2012	v2012
Net revenues:
Management fees
Value equity	$12,321	$12,090	1.9%
MLP	5,246	3,474	51.0
Total management fees	17,567	15,564	12.9

Performance fees
Value equity	288	218	32.1
MLP	17	—	N/M
Total performance fees	305	218	39.9

Total management and performance fees	17,872	15,782	13.2

Other income/(loss)	91	(270)	N/M

Total net revenues	$17,963	$15,512	15.8%

Pre-tax operating income	$5,461	$3,872	41.0%

Pre-tax operating margin	30.4%	25.0%
N/M – Not meaningful

Management and performance fee revenues comprise the revenues generated through management and investment advisory services performed for separately managed accounts, registered funds and partnerships. Fluctuations in financial markets and client asset inflows and outflows have a direct effect on management and performance fee revenues. Management fees are generally based on the level of assets under management (“AUM”) measured monthly or quarterly, and an increase or reduction in assets under management, due to market price fluctuations or net client asset flows, will result in a corresponding increase or decrease in management fees. Fees vary with the type of assets managed and the vehicle in which they are managed. Performance fees are earned when the investment return on assets under management exceeds certain benchmark targets or other performance targets over a specified measurement period. The level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in total assets under management. Performance fees, if earned, are recorded in the applicable quarterly or annual measurement period or upon withdrawal of client assets. At June 30, 2013, approximately 2.0 percent of our AUM was eligible to earn performance fees.

For the three months ended June 30, 2013, management fees were $17.6 million, an increase of 12.9 percent, compared with $15.6 million in the prior-year period, driven by increased management fees from our MLP product offerings. In the second quarter of

2013, management fees related to our value equity strategies were $12.3 million, essentially flat with the corresponding period in 2012, as increases in AUM due to market appreciation were offset by client net outflows. Our average effective revenue yield for our value equity strategies was 82 basis points for the second quarter of 2013, compared with 84 basis points in the prior-year period. Management fees associated with our MLP strategy increased 51.0 percent in the second quarter of 2013 to $5.2 million, compared with $3.5 million in the second quarter of 2012, due to increased average AUM. Our average effective revenue yield for our MLP strategies was 50 basis points for the three months ended June 30, 2013 and June 30, 2012, respectively.

For the three months ended June 30, 2013, performance fees were $0.3 million, essentially flat compared with the prior year period.

Other income/loss includes gains and losses from our investments in registered funds and private funds or partnerships that we manage. For the three months ended June 30, 2013, other income/loss was income of $0.1 million compared with a loss of $0.3 million for the prior-year period.

Segment pre-tax operating margin for the three months ended June 30, 2013 was 30.4 percent, compared to 25.0 percent for the three months ended June 30, 2012. The increase was due to higher management fees driven by increased AUM in the MLP strategies.

The following table summarizes the changes in our assets under management for the periods presented:

			Twelve
	Three Months Ended		Months Ended
	June 30,		June 30,
(Dollars in millions)	2013	2012	2013
Value Equity
Beginning of period	$6,222	$6,253	$5,737
Net outflows	(188)	(207)	(642)
Net market appreciation/(depreciation)	(51)	(309)	888
End of period	$5,983	$5,737	$5,983

MLP
Beginning of period	$3,929	$2,821	$2,767
Net inflows	128	32	537
Net market appreciation/(depreciation)	129	(86)	882
End of period	$4,186	$2,767	$4,186

Total
Beginning of period	$10,151	$9,074	$8,504
Net outflows	(60)	(175)	(105)
Net market appreciation/(depreciation)	78	(395)	1,770
End of period	$10,169	$8,504	$10,169

Total assets under management were $10.2 billion for the three months ended June 30, 2013. Value equity AUM was $6.0 billion at June 30, 2013, compared to $6.2 billion at March 31, 2013 due to client outflows of $0.2 billion during the quarter. MLP AUM increased $0.3 billion to $4.2 billion in the second quarter of 2013 as we experienced market appreciation and net client inflows during the quarter.

Discontinued Operations

Discontinued operations include the operating results of our Hong Kong capital markets business, which ceased operations as of September 30, 2012, and our FAMCO subsidiary, the sale of which closed on April 30, 2013. The results of these businesses are presented as discontinued operations for all periods presented. For the three months ended June 30, 2013, we recorded a loss from discontinued operations, net of tax, of $1.9 million, compared with a loss of $3.9 million for the three months ended June 30, 2012.

The results of discontinued operations for the Hong Kong capital markets business were as follows:

	Three Months Ended June 30,

(Dollars in thousands)	2013	2012
Net revenues	$—	$1,896

Total non-interest expenses	(38)	5,767

Income/(loss) from discontinued operations before income tax/(benefit)	38	(3,871)

Income tax/(benefit)	(17)	24

Income/(loss) from discontinued operations, net of tax	$55	$(3,895)

The results of discontinued operations for FAMCO were as follows:

	Three Months Ended June 30,

(Dollars in thousands)	2013	2012
Net revenues	$440	$1,403

Total non-interest expenses	538	1,534

Loss from discontinued operations before income tax benefit	(98)	(131)

Income tax benefit	(48)	(92)

Loss from discontinued operations	(50)	(39)

Loss on sale, net of tax	(1,876)	—

Loss from discontinued operations, net of tax	$(1,926)	$(39)

The loss on the sale of FAMCO primarily related to the recognition of indemnification obligations associated with administrative proceedings the SEC is pursuing against former FAMCO employees and any related matters stemming from the SEC investigations.

See Note 4 to our unaudited consolidated financial statements for further discussion of our discontinued operations.

Financial Summary for the six months ended June 30, 2013 and June 30, 2012

The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

	Six Months Ended June 30,			As a Percentage of Net Revenues for
			2013	the Six Months Ended June 30,
(Dollars in thousands)	2013	2012	v2012	2013	2012
Revenues:
Investment banking	$93,208	$97,453	(4.4)%	44.5%	45.0%
Institutional brokerage	63,820	75,287	(15.2)	30.5	34.8
Asset management	36,242	32,563	11.3	17.3	15.0
Interest	27,723	23,285	19.1	13.2	10.8
Other income	6,263	1,007	521.9	3.0	0.5

Total revenues	227,256	229,595	(1.0)	108.6	106.0

Interest expense	17,951	13,059	37.5	8.6	6.0

Net revenues	209,305	216,536	(3.3)	100.0	100.0

Non-interest expenses:
Compensation and benefits	131,105	131,397	(0.2)	62.6	60.7
Occupancy and equipment	12,360	13,614	(9.2)	5.9	6.3
Communications	10,262	10,836	(5.3)	4.9	5.0
Floor brokerage and clearance	4,397	4,109	7.0	2.1	1.9
Marketing and business development	10,937	10,723	2.0	5.2	5.0
Outside services	15,663	13,063	19.9	7.5	6.0
Restructuring-related expense	—	3,642	N/M	—	1.7
Intangible asset amortization expense	3,322	3,472	(4.3)	1.6	1.6
Other operating expenses	(242)	4,803	N/M	(0.1)	2.2

Total non-interest expenses	187,804	195,659	(4.0)	89.7	90.4

Income from continuing operations before income tax expense	21,501	20,877	3.0	10.3	9.6

Income tax expense	7,244	1,854	290.7	3.5	0.9

Income from continuing operations	14,257	19,023	(25.1)	6.8	8.8

Discontinued operations:
Loss from discontinued operations, net of tax	(2,392)	(7,237)	(66.9)	(1.1)	(3.3)

Net income	11,865	11,786	0.7	5.7	5.4

Net income/(loss) applicable to noncontrolling interests	(769)	2,006	N/M	(0.4)	0.9

Net income applicable to Piper Jaffray Companies	$12,634	$9,780	29.2%	6.0%	4.5%
N/M – Not meaningful

Except as discussed below, the description of non-interest expense and net revenues as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.

For the six months ended June 30, 2013, we recorded net income applicable to Piper Jaffray Companies, including continuing and discontinued operations, of $12.6 million. Net revenues from continuing operations for the six months ended June 30, 2013 were $209.3 million, a 3.3 percent decrease from the year-ago period. In the first half of 2013, investment banking revenues were $93.2 million, compared with $97.5 million in prior-year period due to a decline in advisory services revenues. For the six months ended June 30, 2013, institutional brokerage revenues decreased 15.2 percent to $63.8 million, compared with $75.3 million in the first half of 2012. The decline was driven by lower fixed income institutional brokerage revenues, partially offset by higher revenues from equity institutional brokerage revenues. In the first half of 2013, asset management fees increased 11.3 percent to $36.2 million, compared with $32.6 million in the first half of 2012, due to higher management fees from increased assets under management. Net interest income in the first half of 2013 was $9.8 million, down slightly compared to the prior-year period. For the six months ended June 30, 2013, other income was $6.3 million, compared with $1.0 million in the prior-year period as we recorded higher investment gains associated with our merchant banking activities and firm investments. Non-interest expenses from continuing operations decreased 4.0 percent to $187.8 million for the six months ended June 30, 2013, from $195.7 million in the corresponding period in the prior year. This decrease was primarily attributable to the receipt of insurance proceeds for the reimbursement of prior legal settlements in the first quarter of 2013 and restructuring-related expenses incurred in the first half of 2012.

Consolidated Non-Interest Expenses from Continuing Operations

Compensation and Benefits – For the six months ended June 30, 2013, compensation and benefits expenses were $131.1 million, essentially flat compared with the corresponding period in 2012. Compensation and benefits expenses as a percentage of net revenues increased to 62.6 percent in the first half of 2013, compared with 60.7 percent in the first half of 2012, due to a reduced revenue base and change in revenue mix.

Communications – For the six months ended June 30, 2013, communication expenses decreased 5.3 percent to $10.3 million, compared with $10.8 million for the six months ended June 30, 2012. The decrease was primarily attributable to lower market data service expenses.

Other Operating Expenses – Other operating expenses represented income of $0.2 million in the first half of 2013, compared with expenses of $4.8 million in the first half of 2012. In the first half of 2013, we received insurance proceeds for the reimbursement of prior legal settlements.

Income Taxes – For the six months ended June 30, 2013, our provision for income taxes was $7.2 million equating to an effective tax rate, excluding noncontrolling interests, of 32.5 percent, compared with $1.9 million in the prior-year period equating to an effective tax rate, excluding noncontrolling interests, of 9.8 percent. In the first half of 2012, we recorded a reversal of a previously accrued uncertain state income tax position of of $7.1 million, net of federal tax, partially offset by a $3.8 million write-off of deferred tax assets related to equity grants that either were forfeited or vested at share prices lower than the grant date share price.

Segment Performance from Continuing Operations

The following table provides our segment performance for the periods presented:

	Six Months Ended June 30,
			2013
(Dollars in thousands)	2013	2012	v2012
Net revenues
Capital Markets	$173,018	$184,381	(6.2)%
Asset Management	36,287	32,155	12.9
Total net revenues	$209,305	$216,536	(3.3)%

Pre-tax operating income
Capital Markets	$10,623	$12,523	(15.2)%
Asset Management	10,878	8,354	30.2
Total pre-tax operating income	$21,501	$20,877	3.0%

Pre-tax operating margin
Capital Markets	6.1%	6.8%
Asset Management	30.0%	26.0%
Total pre-tax operating margin	10.3%	9.6%

Capital Markets

	Six Months Ended June 30,
			2013
(Dollars in thousands)	2013	2012	v2012
Net revenues:
Investment banking
Financing
Equities	$36,075	$36,360	(0.8)%
Debt	39,163	37,025	5.8
Advisory services	18,965	25,353	(25.2)
Total investment banking	94,203	98,738	(4.6)

Institutional sales and trading
Equities	42,127	37,662	11.9
Fixed income	33,002	49,083	(32.8)
Total institutional sales and trading	75,129	86,745	(13.4)

Other income/(loss)	3,686	(1,102)	N/M

Total net revenues	$173,018	$184,381	(6.2)%

Pre-tax operating income	$10,623	$12,523	(15.2)%

Pre-tax operating margin	6.1%	6.8%
N/M – Not meaningful

In the first half of 2013, investment banking revenues decreased 4.6 percent to $94.2 million compared with $98.7 million in the corresponding period of the prior year, due to a decline in advisory services revenues. For the six months ended June 30, 2013, equity financing revenues were $36.1 million, essentially flat compared with the prior-year period. Debt financing revenues in the six months ended June 30, 2013 increased 5.8 percent to $39.2 million, compared with $37.0 million in the six months ended June 30, 2012, due to higher public finance revenues. Throughout 2012, we made investments in our public finance business to expand geographically, and we realized market share gains attributed to this geographic expansion in the first half of 2013. During the first half of 2013, we completed 337 public finance issues with a total par value of $6.1 billion, compared with 303 public finance issues with a total par value of $4.9 billion during the prior-year period. For the six months ended June 30, 2013, advisory services revenues decreased 25.2 percent to $19.0 million due to lower U.S. advisory services revenue. In the U.S., we experienced very strong advisory services revenue in the fourth quarter of 2012 as sellers were motivated to complete transactions prior to year-end and pending tax increases. This resulted in fewer transactions in the first half of 2013. We completed 7 transactions with an aggregate enterprise value of $0.6 billion in the first half of 2013, compared with 12 transactions with an aggregate enterprise value of $2.7 billion in the first half of 2012.

For the six months ended June 30, 2013, institutional brokerage revenues decreased 13.4 percent to $75.1 million, compared with $86.7 million in the prior-year period, as a decline in fixed income institutional brokerage revenues was partially offset by higher equity institutional brokerage revenues. Equity institutional brokerage revenues increased 11.9 percent to $42.1 million in the first half of 2013, compared with $37.7 million in the corresponding period in 2012, reflecting the favorable equity markets. For the six months ended June 30, 2013, fixed income institutional brokerage revenues were $33.0 million, compared with $49.1 million in the prior-year period. The decrease resulted from trading losses on inventory positions due to the volatile trading environment caused by the rapid rise in interest rates and widening of credit spreads in the second quarter of 2013.

For the six months ended June 30, 2013, other income/loss was income of $3.7 million due to gains on our merchant banking and firm investments, compared to a loss of $1.1 million in the corresponding period in 2012.

Capital Markets segment pre-tax operating margin for the six months ended June 30, 2013 decreased to 6.1 percent, compared with 6.8 percent for the corresponding period in 2012, due to lower net revenues.

Asset Management

	Six Months Ended June 30,
			2013
(Dollars in thousands)	2013	2012	v2012
Net revenues:
Management fees
Value equity	$24,749	$24,566	0.7%
MLP	9,916	6,847	44.8
Total management fees	34,665	31,413	10.4

Performance fees
Value equity	440	642	(31.5)
MLP	216	—	N/M
Total performance fees	656	642	2.2

Total management and performance fees	35,321	32,055	10.2

Other income	966	100	866.0

Total net revenues	$36,287	$32,155	12.9%

Pre-tax operating income	$10,878	$8,354	30.2%

Pre-tax operating margin	30.0%	26.0%
N/M – Not meaningful

For the six months ended June 30, 2013, management fees were $34.7 million, an increase of 10.4 percent, compared with $31.4 million in the prior-year period, due to increased management fees from our MLP product offerings. In the first half of 2013, management fees related to our value equity strategies were $24.7 million, essentially flat with the corresponding period in 2012, as increases in AUM due to market appreciation were offset by client net outflows. Our average effective revenue yield for our value equity strategies was 81 basis points for the six months ended June 30, 2013, compared to 82 basis points in the corresponding period in the prior-year. Management fees associated with our MLP strategy increased 44.8 percent in the first half of 2013 to $9.9 million, compared with $6.8 million in the first half of 2012, due to increased average AUM. Our average effective revenue yield for our MLP strategies was 49 basis points for both the six months ended June 30, 2013 and June 30, 2012, respectively.

For the six months ended June 30, 2013, performance fees were $0.7 million, essentially flat compared with the prior year period.

Other income includes gains and losses from our investments in registered funds and private funds or partnerships that we manage. For the six months ended June 30, 2013, other income was $1.0 million compared with $0.1 million for the prior-year period.

Segment pre-tax operating margin for the six months ended June 30, 2013 was 30.0 percent, compared to 26.0 percent for the six months ended June 30, 2012. The increase was due to higher management fees driven by increased average AUM.

The following table summarizes the changes in our assets under management for the periods presented:

			Twelve
	Six Months Ended		Months Ended
	June 30,		June 30,
(Dollars in millions)	2013	2012	2013
Value Equity
Beginning of period	$5,865	$5,805	$5,737
Net outflows	(413)	(286)	(642)
Net market appreciation	531	218	888
End of period	$5,983	$5,737	$5,983

MLP
Beginning of period	$3,186	$2,751	$2,767
Net inflows	300	101	537
Net market appreciation/(depreciation)	700	(85)	882
End of period	$4,186	$2,767	$4,186

Total
Beginning of period	$9,051	$8,556	$8,504
Net inflows/(outflows)	(113)	(185)	(105)
Net market appreciation	1,231	133	1,770
End of period	$10,169	$8,504	$10,169

Total assets under management increased $1.1 billion to $10.2 billion in the first half of 2013 due to market appreciation in both our value equity and MLP product offerings. Value equity AUM was $6.0 billion at June 30, 2013, compared to $5.9 billion at December 31, 2012 as net market appreciation of $0.5 billion was offset by client outflows of $0.4 billion during the period. MLP AUM increased $1.0 billion to $4.2 billion in the first half of 2013 as we experienced net market appreciation of $0.7 billion and net inflows of $0.3 billion.

Discontinued Operations

For the six months ended June 30, 2013, we recorded a loss from discontinued operations, net of tax, of $2.4 million, compared with a loss of $7.2 million for the six months ended June 30, 2012.

The results of discontinued operations for the Hong Kong capital markets business were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2013	2012
Net revenues	$—	$3,951

Total non-interest expenses	359	10,707

Loss from discontinued operations before income tax expense/(benefit)	(359)	(6,756)

Income tax expense/(benefit)	(90)	60

Loss from discontinued operations, net of tax	$(269)	$(6,816)

The $0.4 million of non-interest expenses recorded in the first half of 2013 consisted of residual costs incurred in closing the Hong Kong capital markets business.

The results of discontinued operations for FAMCO were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2013	2012
Net revenues	$1,716	$2,775

Total non-interest expenses	2,121	2,872

Loss from discontinued operations before income tax expense/(benefit)	(405)	(97)

Income tax expense/(benefit)	(158)	324

Loss from discontinued operations	(247)	(421)

Loss on sale, net of tax	(1,876)	—

Loss from discontinued operations, net of tax	$(2,123)	$(421)

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

The following table reflects the composition of our Level III assets and Level III liabilities by asset class:

	Level III
	June 30,	December 31,
(Dollars in thousands)	2013	2012
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$1,308	$—
Fixed income securities	100	—
Municipal securities:
Tax-exempt securities	1,433	1,429
Short-term securities	656	656
Asset-backed securities	151,396	116,171
Derivative contracts	17,879	827
Total financial instruments and other inventory positions owned:	172,772	119,083

Investments	53,567	33,245
Total assets	$226,339	$152,328

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$254	$5,218
Total financial instruments and other inventory positions sold, but not yet purchased:	$254	$5,218

The following table reflects activity with respect to our Level III assets and liabilities:

	Six Months Ended
	June 30,
(Dollars in thousands)	2013	2012
Assets:
Purchases	$367,144	$217,963
Sales	(330,318)	(184,691)
Transfers in	870	3,186
Transfers out	—	(4,263)
Realized gains	20,771	2,388
Unrealized gains	15,544	1,262

Liabilities:
Purchases	$(5,650)	$(10,317)
Sales	745	1,380
Transfers out	—	(1,171)
Realized losses	4,892	7,991
Unrealized (gains)/losses	(4,951)	3,531

See Note 6 to our consolidated financial statements for additional discussion of Level III assets and liabilities.

We employ specific control processes to determine the reasonableness of the fair value of our financial instruments. Our processes are designed to ensure that the internally estimated fair values are accurately recorded and that the data inputs and the valuation techniques used are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. Individuals outside of the trading departments perform independent pricing verification reviews as of each reporting date. We have established parameters which set forth when securities are independently verified. The selection parameters are generally based upon the type of security, the level of estimation risk of a security, the materiality of the security to our financial statements, changes in fair value from period to period, and other specific facts and circumstances of our security portfolio. In evaluating the initial internally-estimated fair values made by our traders, the nature and complexity of securities involved (e.g. term, coupon, collateral, and other key drivers of value), level of market activity for securities, and availability of market data are considered. The independent price verification procedures include, but are not limited to, analysis of trade data (both internal and external where available), corroboration to the valuation of positions with similar characteristics, risks and components, or comparison to an alternative pricing source, such as a discounted cash flow model. We have a valuation committee, comprised of members of senior management and risk management, that provides oversight and overall responsibility for the internal control processes and procedures related to fair value measurements.

Goodwill and Intangible Assets

We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities acquired requires certain management estimates. At June 30, 2013, we had goodwill of $196.8 million, all of which relates to our asset management segment.

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

We completed our 2012 annual goodwill impairment testing as of November 30, 2012, and concluded there was no goodwill impairment from continuing operations, which consists of our ARI reporting unit. We recorded a non-cash goodwill impairment charge of $5.5 million related to our FAMCO reporting unit reported within discontinued operations. The amount represented the full value of goodwill attributable to the FAMCO reporting unit. We estimated the fair value of our FAMCO reporting unit using a discounted cash flow model and the anticipated sales price for FAMCO, which was classified as held for sale. We also tested the intangible assets (indefinite and definite-lived) and concluded there was no impairment.

Compensation Plans

Stock-Based Compensation Plans

As part of our compensation to employees and directors, we use stock-based compensation, consisting of restricted stock, restricted stock units and stock options. The Company accounts for equity awards in accordance with FASB Accounting Standards Codification Topic 718, “Compensation – Stock Compensation,” (“ASC 718”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized on the consolidated statements of operations at grant date fair value over the service period of the award, net of estimated forfeitures. We grant shares of restricted stock to current employees as part of year-end compensation (“Annual Grants”) as a retention tool. Employees may receive restricted stock with service conditions upon initial hiring or as a retention award (“Sign-on Grants”). We have also granted incremental restricted stock awards with service conditions to key employees (“Retention Grants”), as well as restricted stock awards with performance conditions to members of senior management (“Performance Grants”). We also grant restricted stock units with market conditions to our leadership team (“Leadership Grants”). Upon closing of the ARI acquisition in March 2010, we granted restricted stock with service conditions to ARI employees (“Inducement Grants”).

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

Retention Grants were subject to ratable vesting based upon a five-year service requirement and were amortized as compensation expense on a straight-line basis from the 2008 grant date over the requisite service period, which ended in May 2013. Employees forfeited unvested retention shares upon termination of employment and a reversal of compensation expense was recorded.

Inducement Grants are subject to ratable vesting based upon a five-year service requirement and are amortized as compensation expense on a straight-line basis from the grant date over the requisite service period, ending on March 1, 2015. Employees forfeit unvested retention shares upon termination of employment and a reversal of compensation expense is recorded.

Performance Grants awarded in 2008 and 2009 expired unvested in May 2013.

The Leadership Grants were awarded in May 2012 and May 2013 and will vest and convert to shares of common stock at the end of their respective 36-month performance period only if the Company satisfies predetermined market conditions over the performance period. Under the terms of the grants, the number of units that will vest and convert to shares will be based on the achievement of certain levels of absolute and relative shareholder return during the performance period. Compensation expense is amortized on a straight-line basis over the three-year requisite service period based on the fair value of the award on the grant date. The market conditions must be met for the awards to vest and compensation cost will be recognized regardless if the market conditions are satisfied. Employees forfeit unvested share units upon termination of employment with a corresponding reversal of compensation expense.

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

Income Taxes

We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally, amortization of share-based compensation. The realization of deferred tax assets is assessed and a valuation allowance is recognized to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. We believe that our future taxable profits will be sufficient to recognize our U.S. deferred tax assets. However, if our projections of future taxable profits do not materialize, we may conclude that a valuation allowance is necessary, which would impact our results of operations in that period. As of June 30, 2013, we have a deferred tax asset valuation allowance of $4.7 million related to our U.K. subsidiary’s net operating loss carryforwards, which represents all but $1.1 million of the U.K. subsidiary’s deferred tax asset. We anticipate being able to reverse the full amount of our U.K. subsidiary's valuation allowance in the fourth quarter of 2013, based upon achieving three years of profitability and projected future earnings. This will result in a tax benefit to our results of operations.

We record deferred tax benefits for future tax deductions expected upon the vesting of share-based compensation. If deductions reported on our tax return for share-based compensation (i.e., the value of the share-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with ASC 718), we record the excess tax benefit as additional paid-in capital. Conversely, if deductions reported on our tax return for share-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, we offset the deficiency first to any previously recognized excess tax benefits recorded as additional paid-in capital and any remaining deficiency is recorded as income tax expense. At June 30, 2013, we had $0.1 million of excess tax benefits recorded as additional paid-in capital.

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

The following are financial instruments that are cash and cash equivalents, or are deemed by management to be generally readily convertible into cash or accessible for liquidity purposes within a short period of time:

			Average Balance for the Three Months Ended
	June 30,	December 31,	June 30,		December 31,		June 30,
(Dollars in thousands)	2013	2012	2013		2012		2012
Cash and cash equivalents:
Cash in banks	$18,157	$54,025	$27,250		$43,212		$35,429
Cash in banks reserved for Credit Agreement repayment	—	—	—		12,488		12,653
Money market investments	51,117	51,346	4,478		68,723		11,087
Total cash and cash equivalents	$69,274	$105,371	$31,728	(1)	$124,423	(1)	$59,169	(1)

(1)	Average balance calculated based upon ending daily balances.

In addition, we had cash and cash equivalents segregated of $27.0 million and $31.0 million that was available exclusively for customer liabilities included on our balance sheet as of June 30, 2013 and December 31, 2012, respectively. Cash and cash equivalents segregated consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Piper Jaffray & Co., our U.S. broker dealer subsidiary carrying client accounts, to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of our clients.

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

In the third quarter of 2012, our board of directors approved a new share repurchase authorization of up to $100 million in common shares through September 30, 2014. This authorization became effective October 1, 2012. During the first half of 2013, we repurchased 797,673 shares or $25.7 million of our common stock related to this authorization. At June 30, 2013, we had $69.7 million remaining under this authorization. We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the first half of 2013, we purchased 364,952 shares or $14.8 million of our common shares for this purpose.

Leverage

The following table presents total assets, adjusted assets, total shareholders’ equity and tangible shareholders’ equity with the resulting leverage ratios as of:

	June 30,	December 31,
(Dollars in thousands)	2013	2012
Total assets	$2,276,214	$2,087,733
Deduct: Goodwill and intangible assets	(234,780)	(240,480)
Deduct: Assets from noncontrolling interests	(272,259)	(120,453)
Adjusted assets	$1,769,175	$1,726,800

Total shareholders' equity	$867,862	$790,175
Deduct: Goodwill and intangible assets	(234,780)	(240,480)
Deduct: Noncontrolling interests	(137,982)	(56,883)
Tangible common shareholders' equity	$495,100	$492,812

Leverage ratio (1)	2.6	2.6

Adjusted leverage ratio (2)	3.6	3.5

(1)	Leverage ratio equals total assets divided by total shareholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders’ equity.

Adjusted assets and tangible common shareholders’ equity are non-GAAP financial measures. A non-GAAP financial measure is a numeric measure of financial performance that includes adjustments to the most directly comparable measure calculated and presented in accordance with GAAP, or for which there is no specific GAAP measure. Goodwill and intangible assets are subtracted from total assets and total shareholders’ equity in determining adjusted assets and tangible common shareholders’ equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets which can be deployed in a liquid manner. Amounts attributed to noncontrolling interests are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholder's equity, respectively, as they represent assets and equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our adjusted leverage ratio increased from December 31, 2012 to June 30, 2013 as a result of higher inventory balances.

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

Commercial Paper Program – Our U.S. broker dealer subsidiary, Piper Jaffray & Co, issues secured commercial paper to Qualified Purchasers (as defined by the SEC) to fund a portion of its securities inventory. This commercial paper is issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and is secured by different inventory classes, which is reflected in the interest rate paid on the respective program. The programs can issue with maturities of 27 to 270 days. The following table provides information about our commercial paper programs at June 30, 2013:

(Dollars in millions)	CP Series A	CP Series II A	CP Series III A
Maximum amount that may be issued	$300.0	$150.0	$100.0
Amount outstanding	215.5	60.8	72.6

Weighted average maturity, in days	128	104	33

Prime Broker Arrangement – We have established an arrangement to obtain overnight financing by a single prime broker related to our alternative asset management funds in municipal securities. Financing under this arrangement is secured by certain securities, primarily municipal securities, and collateral limitations could reduce the amount of funding available under this arrangement. More specifically, this funding is at the discretion of the prime broker and could be denied subject to a notice period. At June 30, 2013, we had $141.9 million of financing outstanding under this prime broker arrangement.

Committed Lines – Our committed line is a one-year $250 million revolving secured credit facility. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co., our U.S. broker dealer subsidiary, to maintain a minimum net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 28, 2013. At June 30, 2013, we had no advances against this line of credit.

Uncommitted Lines – We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $175 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have an uncommitted unsecured facility with one of these banks. All of these uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. More specifically, these lines are subject to approval by the respective bank each time an advance is requested and advances may be denied, which may be particularly true during times of market stress or market perceptions of our exposures. We manage our relationships with the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business. At June 30, 2013, we had $52.0 million outstanding advances against these lines of credit.

The following tables present the average balances outstanding for our various short-term funding sources by quarter for 2013 and 2012, respectively.

	Average Balance for the
	Three Months Ended
(Dollars in millions)	June 30, 2013	Mar. 31, 2013
Funding source:
Repurchase agreements	$130.3	$66.2
Commercial paper	334.0	308.9
Prime broker arrangement	93.5	105.2
Short-term bank loans	11.8	5.1
Total	$569.6	$485.4

	Average Balance for the Three Months Ended
(Dollars in millions)	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
Funding source:
Repurchase agreements	$50.0	$71.0	$158.5	$114.3
Commercial paper	307.2	278.5	238.8	201.2
Prime broker arrangement	180.0	154.7	32.1	5.8
Short-term bank loans	0.2	3.5	40.9	9.7
Total	$537.4	$507.7	$470.3	$331.0

The average funding in the second quarter of 2013 increased to $569.6 million, compared with $485.4 million during the first quarter of 2013, primarily due to an increase in repurchase agreements and commercial paper issuance. The increase in repurchase agreements and commercial paper issuance was a result of increased average inventory balances during the second quarter of 2013 and incentive payments made at the end of the first quarter of 2013.

The following tables present the maximum daily funding amount by quarter for 2013 and 2012, respectively.

	For the Three Months Ended
(Dollars in millions)	June 30, 2013	Mar. 31, 2013
Maximum amount of daily funding	$779.3	$677.1

	For the Three Months Ended
(Dollars in millions)	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
Maximum amount of daily funding	$619.4	$613.8	$666.1	$486.0

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

The Note Purchase Agreement includes covenants that, among other things, require us to maintain a minimum consolidated tangible net worth and minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. With respect to the net capital covenant, our U.S. broker dealer subsidiary is required to maintain minimum net capital of $120 million. At June 30, 2013, we were in compliance with all covenants.

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

Capital Requirements

As a registered broker dealer and member firm of FINRA, our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. We also are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. At June 30, 2013, our net capital under the SEC’s uniform net capital rule was $156.5 million, and exceeded the minimum net capital required under the SEC rule by $155.5 million.

Although we operate with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our Capital Markets revenue producing activities.

At June 30, 2013 Piper Jaffray Ltd., our broker dealer subsidiary registered in the United Kingdom, was subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Our Piper Jaffray entities operating in the Hong Kong region are registered under the laws of Hong Kong and subject to the liquid capital requirements of the Securities and Futures (Finance Resources) Rule promulgated under the Securities and Futures Ordinance.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes our off-balance sheet arrangements at June 30, 2013 and December 31, 2012:

	Expiration Per Period at June 30, 2013						Total Contractual Amount
	Remainder			2016	2018		June 30,	December 31,
(Dollars in thousands)	of 2013	2014	2015	- 2017	- 2019	Later	2013	2012
Customer matched-book derivative contracts (1) (2)	$220	$30,000	$71,086	$106,742	$83,850	$5,088,533	$5,380,431	$5,569,096
Trading securities derivative contracts (2)	246,000	8,000	—	—	—	—	254,000	244,250
Credit default swap index contracts (2)	—	—	96,000	174,900	45,000	28,333	344,233	230,650
Private equity investment commitments (3)	—	—	—	—	—	—	36,132	44,010

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with two major financial institutions, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $202.0 million at June 30, 2013) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At June 30, 2013, we had $24.3 million of credit exposure with these counterparties, including $12.4 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At June 30, 2013 and December 31, 2012, the net fair value of these derivative contracts approximated $30.0 million and $35.5 million, respectively.

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

Loan Commitments

We may commit to bridge loan financing for our clients or make commitments to underwrite corporate debt. We had no loan commitments outstanding at June 30, 2013.

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

We have committed capital to certain entities and these commitments generally have no specified call dates. We had $36.1 million of commitments outstanding at June 30, 2013, of which $35.2 million related to a commitment to an affiliated merchant banking fund.

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

	June 30,	December 31,
(Dollars in thousands)	2013	2012
Interest Rate Risk	$1,829	$779
Equity Price Risk	933	911
Diversification Effect (1)	(894)	(737)
Total Value-at-Risk	$1,868	$953

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively.

(Dollars in thousands)	High	Low	Average
For the Six Months Ended June 30, 2013
Interest Rate Risk	$2,127	$578	$1,286
Equity Price Risk	2,429	366	1,174
Diversification Effect (1)			(915)
Total Value-at-Risk	$2,496	$865	$1,545

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2012
Interest Rate Risk	$1,273	$369	$780
Equity Price Risk	2,664	170	995
Diversification Effect (1)			(716)
Total Value-at-Risk	$2,451	$539	$1,059

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses exceeded our one-day VaR on one occasion during the first half of 2013.

The aggregate VaR as of June 30, 2013 was higher than the reported VaR on December 31, 2012. The increase in VaR is due to increased volatility during the measurement period, growth in some fixed income trading efforts in asset classes that are accretive to VaR and decreased diversification effect.

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

We are also exposed to liquidity risk in our day-to-day funding activities. We have a relatively low leverage ratio of 2.6 and adjusted leverage ratio of 3.6 as of June 30, 2013, as discussed above. We manage liquidity risk by diversifying our funding sources across products and among individual counterparties within those products. For example, our treasury department actively manages the use of our committed bank line, repurchase agreements, commercial paper issuance and secured and unsecured bank borrowings each day depending on pricing, availability of funding, available collateral and lending parameters from any one of these sources.

In addition to managing our capital and funding, the treasury department oversees the management of net interest income risk and the overall use of our capital, funding, and balance sheet.

We currently act as the remarketing agent for approximately $3.7 billion of variable rate demand notes, the majority of which have a financial institution providing a liquidity guarantee. At certain times, demand from buyers of variable rate demand notes is less than the supply generated by sellers of these instruments. In times of supply and demand imbalance, we may (but are not obligated to) facilitate liquidity by purchasing variable rate demand notes from sellers for our own account. Our liquidity risk related to variable rate demand notes is ultimately mitigated by our ability to tender these securities back to the financial institution providing the liquidity guarantee.

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

We have concentrated counterparty credit exposure with six non-publicly rated entities totaling $24.3 million at June 30, 2013. This counterparty credit exposure is part of our derivative program, consisting primarily of interest rate swaps. One derivative counterparty represents 51.1 percent, or $12.4 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

Merchant banking debt investments that have been funded are recorded in other assets at amortized cost on the consolidated statements of financial condition. At June 30, 2013, we had two funded merchant banking debt investments totaling $15.1 million. Merchant banking investments are monitored regularly by our financial risk committee.

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

During the second quarter of our fiscal year ending December 31, 2013, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2013.

				Total Number of Shares	Approximate Dollar
				Purchased as Part of	Value of Shares Yet to be
	Total Number of		Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased		Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(April 1, 2013 to April 30, 2013)	420,309		$32.12	420,309	$82	million
Month #2
(May 1, 2013 to May 31, 2013)	101,816	(2)	$33.58	77,653	$79	million
Month #3
(June 1, 2013 to June 30, 2013)	299,711		$32.19	299,711	$70	million
Total	821,836		$32.33	797,673	$70	million

(1)
On August 24, 2012, we announced that our board of directors had authorized the repurchase of up to $100.0 million of common stock through September 30, 2014. This share repurchase authorization became effective on October 1, 2012.

(2)
Consists of 77,653 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price per share of $32.96, and 24,163 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $35.55.

In addition, a third-party trustee makes open-market purchases of our common stock from time to time pursuant to the Piper Jaffray Companies Retirement Plan, under which participating employees may allocate assets to a company stock fund.

ITEM 6.     EXHIBITS.

Exhibit		Method
Number	Description	of Filing

10.1	Form of Performance Share Unit Agreement for 2013 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan. †	Filed herewith
10.2	Piper Jaffray Companies Deferred Compensation Plan. †	Filed herewith
10.3	Indenture dated April 1, 2013, between Piper Jaffray & Co. and The Bank of New York Mellon.	(1)
10.4	Agreement and Plan of Merger dated April 16, 2013 among Piper Jaffray Companies, Piper Jaffray & Co., Piper Jaffray Newco Inc., Seattle-Northwest Securities Corporation and Karl Leaverton, as representative of the shareholders.	(2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Filed herewith
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (v) the notes to the Consolidated Financial Statements.
Filed herewith
_____________________________

†	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

(1)	Filed as an exhibit to the Company's Form 8-K filing with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company's Form 8-K filing with the Securities and Exchange Commission on April 17, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 31, 2013.

PIPER JAFFRAY COMPANIES

By	/s/ Andrew S. Duff
Its	Chairman and Chief Executive Officer

By	/s/ Debbra L. Schoneman
Its	Chief Financial Officer

Exhibit Index

Exhibit		Method
Number	Description	of Filing

10.1	Form of Performance Share Unit Agreement for 2013 Leadership Team Grants under the Piper jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan. †	Filed herewith
10.2	Piper Jaffray Companies Deferred Compensation Plan. †	Filed herewith
10.3	Indenture dated April 1, 2013, between Piper Jaffray & Co. and The Bank of New York Mellon.	(1)
10.4	Agreement and Plan of Merger dated April 16, 2013 among Piper Jaffray Companies, Piper Jaffray & Co., Piper Jaffray Newco Inc., Seattle-Northwest Securities Corporation and Karl Leaverton, as representative of the shareholders.	(2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Filed herewith
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (v) the notes to the Consolidated Financial Statements.
Filed herewith
___________________________

†	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

(1)	Filed as an exhibit to the Company's Form 8-K filing with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company's Form 8-K filing with the Securities and Exchange Commission on April 17, 2013 and incorporated herein by reference.