Form 10-Q
period 2013-09-30
PIPER JAFFRAY COMPANIES
filed 2013-10-31
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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

As of October 18, 2013, the registrant had 15,904,667 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

Piper Jaffray Companies
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2013	2012
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$13,961	$105,371
Cash and cash equivalents segregated for regulatory purposes	25,008	31,007
Receivables:
Customers	31,375	13,795
Brokers, dealers and clearing organizations	242,303	148,117
Securities purchased under agreements to resell	185,424	145,433

Financial instruments and other inventory positions owned	414,428	384,789
Financial instruments and other inventory positions owned and pledged as collateral	1,118,910	826,806
Total financial instruments and other inventory positions owned	1,533,338	1,211,595

Fixed assets (net of accumulated depreciation and amortization of $65,162 and $61,032, respectively)	15,279	15,089
Goodwill	210,800	196,844
Intangible assets (net of accumulated amortization of $30,097 and $23,876, respectively)	41,961	41,258
Other receivables	49,827	44,874
Other assets	143,418	129,697
Assets held for sale	—	4,653
Total assets	$2,492,694	$2,087,733

Liabilities and Shareholders’ Equity
Short-term financing	$663,289	$477,014
Variable rate senior notes	125,000	125,000
Payables:
Customers	40,778	42,007
Brokers, dealers and clearing organizations	126,352	60,155
Securities sold under agreements to repurchase	36,915	50,000
Financial instruments and other inventory positions sold, but not yet purchased	513,748	357,201
Accrued compensation	92,145	132,124
Other liabilities and accrued expenses	37,473	53,193
Liabilities held for sale	—	864
Total liabilities	1,635,700	1,297,558

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at September 30, 2013 and December 31, 2012;
Shares issued: 19,537,127 at September 30, 2013 and 19,530,359 at December 31, 2012;
Shares outstanding: 14,403,523 at September 30, 2013 and 15,213,796 at December 31, 2012	195	195
Additional paid-in capital	739,693	754,566
Retained earnings	136,759	118,803
Less common stock held in treasury, at cost: 5,133,604 shares at September 30, 2013 and 4,316,563 shares at December 31, 2012	(169,965)	(140,939)
Accumulated other comprehensive income	683	667
Total common shareholders’ equity	707,365	733,292

Noncontrolling interests	149,629	56,883
Total shareholders’ equity	856,994	790,175

Total liabilities and shareholders’ equity	$2,492,694	$2,087,733
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2013	2012	2013	2012
Revenues:
Investment banking	$62,373	$51,083	$155,581	$148,536
Institutional brokerage	37,218	58,719	101,038	134,006
Asset management	18,309	16,136	54,551	48,699
Interest	16,259	12,457	43,982	35,742
Other income	4,679	235	10,942	1,242

Total revenues	138,838	138,630	366,094	368,225

Interest expense	10,524	7,125	28,475	20,184

Net revenues	128,314	131,505	337,619	348,041

Non-interest expenses:
Compensation and benefits	79,426	78,070	210,531	209,467
Occupancy and equipment	6,509	6,057	18,869	19,671
Communications	5,778	5,276	16,040	16,112
Floor brokerage and clearance	2,109	1,825	6,506	5,934
Marketing and business development	5,447	4,259	16,384	14,982
Outside services	8,082	6,747	23,745	19,810
Restructuring and integration costs	3,823	—	3,823	3,642
Intangible asset amortization expense	2,899	1,736	6,221	5,208
Other operating expenses	2,181	2,183	1,939	6,986

Total non-interest expenses	116,254	106,153	304,058	301,812

Income from continuing operations before income tax expense	12,060	25,352	33,561	46,229

Income tax expense	2,886	10,194	10,130	12,048

Income from continuing operations	9,174	15,158	23,431	34,181

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	(1,529)	5,171	(3,921)	(2,066)

Net income	7,645	20,329	19,510	32,115

Net income applicable to noncontrolling interests	2,323	665	1,554	2,671

Net income applicable to Piper Jaffray Companies	$5,322	$19,664	$17,956	$29,444

Net income applicable to Piper Jaffray Companies’ common shareholders	$4,826	$16,840	$16,163	$25,151

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Operations – Continued
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2013	2012	2013	2012
Amounts applicable to Piper Jaffray Companies
Net income from continuing operations	$6,851	$14,493	$21,877	$31,510
Net income/(loss) from discontinued operations	(1,529)	5,171	(3,921)	(2,066)
Net income applicable to Piper Jaffray Companies	$5,322	$19,664	$17,956	$29,444

Earnings/(loss) per basic common share
Income from continuing operations	$0.42	$0.82	$1.29	$1.71
Income/(loss) from discontinued operations	(0.09)	0.29	(0.23)	(0.11)
Earnings per basic common share	$0.33	$1.11	$1.06	$1.60

Earnings/(loss) per diluted common share
Income from continuing operations	$0.42	$0.82	$1.29	$1.71
Income/(loss) from discontinued operations	(0.09)	0.29	(0.23)	(0.11)
Earnings per diluted common share	$0.33	$1.11	$1.06	$1.60

Weighted average number of common shares outstanding
Basic	14,621	15,210	15,271	15,736
Diluted	14,626	15,210	15,284	15,736

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2013	2012	2013	2012
Net income	$7,645	$20,329	$19,510	$32,115

Other comprehensive income/(loss), net of tax:
Adjustment to unrecognized pension cost	(38)	—	(38)	—
Foreign currency translation adjustment	175	122	54	131

Total other comprehensive income, net of tax	137	122	16	131

Comprehensive income	7,782	20,451	19,526	32,246

Comprehensive income applicable to noncontrolling interests	2,323	665	1,554	2,671

Comprehensive income applicable to Piper Jaffray Companies	$5,459	$19,786	$17,972	$29,575

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2013	2012
Operating Activities:
Net income	$19,510	$32,115
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets	4,300	5,436
Deferred income taxes	5,933	6,056
Loss on sale of FAMCO	1,876	—
Share-based and deferred compensation	11,012	14,532
Amortization of intangible assets	6,221	5,751
Amortization of forgivable loans	4,827	6,077
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	5,999	(8,003)
Receivables:
Customers	(17,580)	6,600
Brokers, dealers and clearing organizations	(94,186)	(44,790)
Securities purchased under agreements to resell	(81,990)	71,983
Net financial instruments and other inventory positions owned	(163,710)	(389,491)
Other receivables	(3,409)	(17,827)
Other assets	(13,021)	(22,804)
Increase/(decrease) in operating liabilities:
Payables:
Customers	(1,229)	21,988
Brokers, dealers and clearing organizations	65,071	115,867
Securities sold under agreements to repurchase	36,915	—
Accrued compensation	(26,425)	(7,084)
Other liabilities and accrued expenses	(23,566)	1,079
Decrease/(increase) in assets held for sale	605	(1,556)
Increase/(decrease) in liabilities held for sale	(465)	2,286

Net cash used in operating activities	(263,312)	(201,785)

Investing Activities:
Business acquisitions, net of cash acquired	(24,726)	—
Sale of FAMCO	250	—
Purchases of fixed assets, net	(3,257)	(420)

Net cash used in investing activities	(27,733)	(420)

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Cash Flows – Continued
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2013	2012

Financing Activities:
Increase in short-term financing	$186,275	$277,771
Decrease in bank syndicated financing	—	(31,512)
Decrease in securities sold under agreements to repurchase	(8,001)	(59,080)
Increase in noncontrolling interests	91,192	11,080
Repurchase of common stock	(69,947)	(42,514)
Excess tax benefit from share-based compensation	39	—

Net cash provided by financing activities	199,558	155,745

Currency adjustment:
Effect of exchange rate changes on cash	77	(10)

Net decrease in cash and cash equivalents	(91,410)	(46,470)

Cash and cash equivalents at beginning of period	105,371	85,024

Cash and cash equivalents at end of period	$13,961	$38,554

Supplemental disclosure of cash flow information –
Cash paid/(received) during the period for:
Interest	$27,694	$20,756
Income taxes	$2,870	$(1,784)

Non-cash financing activities –
Issuance of common stock for retirement plan obligations:
96,049 shares and 165,241 shares for the nine months ended September 30, 2013 and 2012, respectively	$3,939	$3,814

Issuance of restricted common stock for annual equity award:
431,582 shares and 487,181 shares for the nine months ended September 30, 2013 and 2012, respectively	$17,699	$11,244

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

Capital Markets

The Capital Markets segment provides institutional sales, trading and research services and investment banking services. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Investment banking services include management of and participation in underwritings, merger and acquisition services and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Also, the Company generates revenue through strategic trading activities, which focus on proprietary investments in municipal bonds, mortgage-backed securities, equity securities and merchant banking activities, which involve equity or debt investments in late stage private companies. As certain of these efforts have matured and an investment process has been developed, the Company has created alternative asset management funds in merchant banking and municipal securities in order to invest firm capital as well as seek capital from outside investors. The Company receives management and performance fees for managing these funds.

As discussed in Note 5, the Company discontinued its Hong Kong capital markets business in 2012.

Asset Management

The Asset Management segment provides traditional asset management services with product offerings in equity securities and master limited partnerships to institutions and individuals. Revenues are generated in the form of management and performance fees. Revenues are also generated through investments in the partnerships and funds that the Company manages.

As discussed in Note 5, Fiduciary Asset Management, LLC (“FAMCO”) was sold on April 30, 2013.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

Future Adoption of New Accounting Standards

Investment Companies

In June 2013, the FASB issued ASU No. 2013-08, “Financial Services - Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” (“ASU 2013-08”) amending FASB Accounting Standards Codification Topic 946, “Financial Services - Investment Companies” (“ASC 946”). The amended guidance changes the approach to the investment company assessment in ASC 946, clarifies the characteristics of an investment company and requires new disclosures for investment company financial statements. ASU 2013-08 is effective for interim and annual periods beginning after December 15, 2013. The adoption of ASU 2013-08 is not expected to have an impact on the Company's results of operations, financial position or disclosures.

Note 4 Acquisitions

On July 12, 2013, the Company completed the purchase of Seattle-Northwest Securities Corporation ("Seattle-Northwest"), a Seattle-based investment bank and broker dealer focused on public finance in the Northwest region of the U.S. The purchase was completed pursuant to the Agreement and Plan of Merger dated April 16, 2013. The acquisition of Seattle-Northwest supports the Company's strategy to grow its public finance business.

On July 16, 2013, the Company completed the purchase of Edgeview Partners, L.P. ("Edgeview"), a middle-market equity advisory firm specializing in mergers and acquisitions. The purchase was completed pursuant to the Unit Purchase Agreement dated June 17, 2013. The acquisition of Edgeview further strengthens the Company's mergers and acquisitions leadership in the middle market and adds resources dedicated to the private equity community.

The Company paid $32.7 million in cash for Seattle-Northwest and Edgeview, which represented the fair values as of the respective acquisition dates. The Company also entered into acquisition-related compensation arrangements of $14.3 million which consisted of cash, restricted stock and restricted mutual fund shares ("MFRS Awards") of registered funds managed by the Company's asset management business. Compensation expense related to these arrangements will be amortized on a straight-line basis over the requisite service period of two to five years (a weighted average service period of 4.3 years).

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

These acquisitions were accounted for pursuant to FASB Accounting Standards Codification Topic 805, "Business Combinations." Accordingly, the purchase price of each acquisition was allocated to the acquired assets and liabilities assumed based on their estimated fair values as of the respective acquisition dates. The excess of the purchase price over the net assets acquired was allocated between goodwill and intangible assets within the Capital Markets segment. The Company recorded $14.0 million of goodwill on the consolidated statement of financial condition, of which $8.9 million is expected to be deductible for income tax purposes. The final goodwill recorded on the Company's consolidated statement of financial condition may differ from that reflected herein as a result of measurement period adjustments. In management's opinion, the goodwill represents the reputation and expertise of Seattle-Northwest and Edgeview in their respective business lines.

Identifiable intangible assets purchased by the Company consisted of customer relationships and non-competition agreements with acquisition-date fair values currently estimated to be $6.2 million and $0.7 million, respectively. The Company anticipates finalizing the fair value of intangible assets in the fourth quarter of 2013. Transaction costs of $0.9 million were incurred in the three and nine months ended September 30, 2013, respectively, and are included in restructuring and integration costs within continuing operations on the consolidated statement of operations.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the respective dates of acquisition:

(Dollars in thousands)
Assets
Cash and cash equivalents	$8,014
Financial instruments and other inventory positions owned	24,074
Fixed assets	1,247
Goodwill	13,956
Intangible assets	6,924
Other receivables	2,280
Other assets	6,642
Total assets acquired	63,137

Liabilities
Payables	1,126
Financial instruments and other inventory positions sold, but not yet purchased	22,588
Accrued compensation	1,469
Other liabilities and accrued expenses	5,214
Total liabilities assumed	30,397

Net assets acquired	$32,740
Seattle-Northwest and Edgeview results of operations have been included in the Company's consolidated financial statements prospectively from their respective dates of acquisition. These acquisitions have been fully integrated with the Company's existing operations. Accordingly, post-acquisition revenues and net income are not discernible. The following unaudited pro forma financial data assumes the acquisitions had occurred at the beginning of the comparable prior periods presented. Pro forma results have been prepared by adjusting the Company's historical results from continuing operations to include Seattle-Northwest and Edgeview results of operations adjusted for the following changes: depreciation and amortization expenses were adjusted to account for acquisition-date fair value adjustments of fixed assets and intangible assets; compensation and benefits expenses were adjusted to reflect excess partner distributions as compensation expense; and the income tax effect of applying the Company's statutory tax rates to Seattle-Northwest and Edgeview results of operations. The consolidated Company's unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisitions been completed at the beginning of the applicable periods presented, does not contemplate anticipated operational efficiencies of the combined entities, nor does it indicate the results of operations in future periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Net revenues	$132,773	$139,877	$353,728	$374,646
Net income from continuing operations applicable to Piper Jaffray Companies	$6,948	$14,187	$20,631	$30,930

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 5 Discontinued Operations

The Company's Hong Kong capital markets business ceased operations as of September 30, 2012. In accordance with the provisions of FASB Accounting Standards Codification Topic 205-20, “Discontinued Operations,” the results from this business, previously reported in the Capital Markets segment, have been classified as discontinued operations for all periods presented.

The components of discontinued operations for the Hong Kong capital markets business are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Net revenues	$—	$2,674	$—	$6,625

Restructuring expenses	—	11,057	—	11,057
Other expenses	158	5,843	517	16,550
Total non-interest expenses	158	16,900	517	27,607

Loss from discontinued operations before income tax benefit	(158)	(14,226)	(517)	(20,982)

Income tax benefit	(61)	(21,029)	(151)	(20,969)

Income/(loss) from discontinued operations, net of tax	$(97)	$6,803	$(366)	$(13)

On April 30, 2013, the Company completed the sale of FAMCO for consideration of $4.0 million under a previously announced definitive agreement. The sale consideration of $4.0 million consisted of $0.3 million in cash and a $3.7 million note receivable from the buyer. FAMCO's results, previously reported in the Asset Management segment, have been presented as discontinued operations for all periods presented and the related assets and liabilities were classified as held for sale as of December 31, 2012. The disposal group primarily consisted of intangible assets, other receivables and accrued compensation. As part of the sale, the Company indemnified the buyer against certain costs and obligations associated with an administrative proceeding the SEC is pursuing against former FAMCO employees and related matters. As of September 30, 2013, $4.7 million related to this indemnification was included within other liabilities and accrued expenses on the consolidated statements of financial condition. The potential amount of future payments that the Company could be required to make with respect to the administrative proceeding against the employees pursuant to the terms of the definitive sale agreement is not limited.

The components of discontinued operations for FAMCO are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Net revenues	$—	$1,453	$1,716	$4,228

Total non-interest expenses	2,365	4,090	4,486	6,962

Loss from discontinued operations before income tax benefit	(2,365)	(2,637)	(2,770)	(2,734)

Income tax benefit	(933)	(1,005)	(1,091)	(681)

Loss from discontinued operations	(1,432)	(1,632)	(1,679)	(2,053)

Loss on sale, net of tax	—	—	(1,876)	—

Loss from discontinued operations, net of tax	$(1,432)	$(1,632)	$(3,555)	$(2,053)

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 6 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased were as follows:

	September 30,	December 31,
(Dollars in thousands)	2013	2012
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$28,203	$16,478
Convertible securities	73,216	44,978
Fixed income securities	22,106	33,668
Municipal securities:
Taxable securities	250,608	164,059
Tax-exempt securities	560,403	418,189
Short-term securities	99,522	68,328
Asset-backed securities	157,059	116,195
U.S. government agency securities	303,359	304,259
U.S. government securities	233	4,966
Derivative contracts	38,629	40,475
Total financial instruments and other inventory positions owned	1,533,338	1,211,595

Less noncontrolling interests (1)	(276,379)	(103,480)
	$1,256,959	$1,108,115

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$58,599	$27,090
Convertible securities	198	1,015
Fixed income securities	17,022	19,314
Municipal securities:
Short-term securities	—	60
U.S. government agency securities	79,135	73,724
U.S. government securities	353,321	231,043
Derivative contracts	5,473	4,955
Total financial instruments and other inventory positions sold, but not yet purchased	513,748	357,201

Less noncontrolling interests (2)	(66,047)	(27,308)
	$447,701	$329,893

(1)
Noncontrolling interests attributable to third party ownership in a consolidated municipal bond fund consist of $104.1 million and $43.8 million of taxable municipal securities, $168.2 million and $58.0 million of tax-exempt municipal securities, and $4.1 million and $1.7 million of derivative contracts as of September 30, 2013 and December 31, 2012, respectively.

(2)
Noncontrolling interests attributable to third party ownership interests in a consolidated municipal bond fund consist of $66.0 million and $27.3 million of U.S. government securities as of September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013 and December 31, 2012, financial instruments and other inventory positions owned in the amount of $1.1 billion and $826.8 million, respectively, had been pledged as collateral for short-term financings and repurchase agreements.

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

The following table presents the total absolute notional contract amount associated with the Company’s outstanding derivative instruments:

(Dollars in thousands)		September 30,	December 31,
Transaction Type or Hedged Security	Derivative Category	2013	2012
Customer matched-book	Interest rate derivative contract	$5,345,918	$5,569,096
Trading securities	Interest rate derivative contract	270,500	244,250
Trading securities	Credit default swap index contract	494,233	230,650
		$6,110,651	$6,043,996

The Company’s interest rate derivative contracts and credit default swap index contracts do not qualify for hedge accounting, therefore, unrealized gains and losses are recorded on the consolidated statements of operations. The following table presents the Company’s unrealized gains/(losses) on derivative instruments:

		Three Months Ended		Nine Months Ended
(Dollars in thousands)		September 30,		September 30,
Derivative Category	Operations Category	2013	2012	2013	2012
Interest rate derivative contract	Investment banking	$(483)	$(440)	$(1,132)	$(2,045)
Interest rate derivative contract	Institutional brokerage	(16,532)	(4,735)	4,930	(8,003)
Credit default swap index contract	Institutional brokerage	(1,918)	(1,782)	(650)	(1,422)
		$(18,933)	$(6,957)	$3,148	$(11,470)

The gross fair market value of all derivative instruments and their location on the Company’s consolidated statements of financial condition prior to counterparty netting are shown below by asset or liability position (1):

(Dollars in thousands)		Asset Value at		Liability Value at
		September 30,		September 30,
Derivative Category	Financial Condition Location	2013	Financial Condition Location	2013
Interest rate derivative contract	Financial instruments and other inventory positions owned	$402,823	Financial instruments and other inventory positions sold, but not yet purchased	$375,806
Credit default swap index contract	Financial instruments and other inventory positions owned	11,187	Financial instruments and other inventory positions sold, but not yet purchased	7,185
		$414,010		$382,991

(1)	Amounts are disclosed at gross fair value in accordance with the requirements of FASB Accounting Standards Codification Topic 815, "Derivatives and Hedging" ("ASC 815").

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

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company’s financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company’s  derivative contracts are substantially collateralized by its counterparties, who  are major  financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of September 30, 2013, the Company had $23.6 million of uncollateralized credit exposure with these counterparties (notional contract amount of $201.7 million), including $11.1 million of uncollateralized credit exposure with one counterparty.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

Investments

The Company’s investments valued at fair value include equity investments in private companies, investments in public companies, investments in registered mutual funds, and warrants of public or private companies. These investments are included in other assets on the consolidated statements of financial condition. Exchange traded direct equity investments in public companies and registered mutual funds are valued based on quoted prices on active markets and classified as Level I. Company-owned warrants, which have a cashless exercise option, are valued based upon the Black-Scholes option-pricing model and certain unobservable inputs. The Company applies a liquidity discount to the value of its warrants in public and private companies. For warrants in private companies, valuation adjustments, based upon management’s judgment, are made to account for differences between the measured security and the stock volatility factors of comparable companies. Company-owned warrants are reported as Level III assets. Equity securities in private companies are valued based on an assessment of each underlying security, considering rounds of financing, third-party transactions and market-based information, including comparable company transactions, trading multiples and changes in market outlook, among other factors. These securities are generally categorized as Level III.

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking and other investments at inception to reflect economic events in earnings on a timely basis. At September 30, 2013, $15.1 million in merchant banking and other equity investments, included within other assets on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets. The gains from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were $9.5 million and $2.3 million for the nine months ended September 30, 2013 and 2012, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level III financial instruments as of September 30, 2013:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	Discounted cash flow	Debt service coverage ratio (2)	5 - 69%	22.2%
Short-term securities	Discounted cash flow	Expected recovery rate (% of par) (2)	77 - 80%	79.6%
Asset-backed securities:
Collateralized by residential mortgages	Discounted cash flow	Credit default rates (3)	1 - 9%	5.4%
		Prepayment rates (4)	1 - 9%	4.9%
		Loss severity (3)	45 - 100%	66.9%
		Valuation yields (3)	5 - 7%	5.8%
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	5 - 30 bps	11.4 bps
Investments:
Warrants in private companies	Black-Scholes option pricing model	Liquidity discount rates (1)	30 - 35%	30.2%
		Stock volatility factors of comparable companies (2)	39 - 127%	52.2%
Equity securities in private companies	Market approach	Revenue multiple (2)	2 - 3 times	2.8 times

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	12 - 31 bps	23.2 bps
Sensitivity of the fair value to changes in unobservable inputs:

(1)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly lower/(higher) fair value measurement.

(2)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly higher/(lower) fair value measurement.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company’s financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of September 30, 2013:

				Counterparty
				and Cash
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$25,289	$2,914	$—	$—	$28,203
Convertible securities	—	73,216	—	—	73,216
Fixed income securities	—	22,006	100	—	22,106
Municipal securities:
Taxable securities	—	250,608	—	—	250,608
Tax-exempt securities	—	558,970	1,433	—	560,403
Short-term securities	—	98,866	656	—	99,522
Asset-backed securities	—	17	157,042	—	157,059
U.S. government agency securities	—	303,359	—	—	303,359
U.S. government securities	233	—	—	—	233
Derivative contracts	—	405,939	8,071	(375,381)	38,629
Total financial instruments and other inventory positions owned:	25,522	1,715,895	167,302	(375,381)	1,533,338

Cash equivalents	1,670	—	—	—	1,670

Investments	13,417	576	45,579	—	59,572
Total assets	$40,609	$1,716,471	$212,881	$(375,381)	$1,594,580

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$56,928	$1,671	$—	$—	$58,599
Convertible securities	—	198	—	—	198
Fixed income securities	—	17,022	—	—	17,022
U.S. government agency securities	—	79,135	—	—	79,135
U.S. government securities	353,321	—	—	—	353,321
Derivative contracts	—	376,410	6,581	(377,518)	5,473
Total financial instruments and other inventory positions sold, but not yet purchased:	$410,249	$474,436	$6,581	$(377,518)	$513,748

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

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

The Company’s Level III assets were $212.9 million and $152.3 million, or 13.4 percent and 11.7 percent of financial instruments measured at fair value at September 30, 2013 and December 31, 2012, respectively. The value of transfers between levels are recognized at the beginning of the reporting period. There were $0.9 million of transfers of financial assets from Level III to Level II during the three months ended September 30, 2013, related to investments and convertible securities for which recent trade activity was observed and valuation inputs became observable. There were $0.6 million of transfers of financial assets from Level III to Level II during the nine months ended September 30, 2013, related to investments for which recent trade activity was observed

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

and valuation inputs became observable. There were no other transfers between Level I, Level II or Level III for the three and nine months ended September 30, 2013, respectively.

The following tables summarize the changes in fair value associated with Level III financial instruments during the three months ended September 30, 2013 and 2012:

	Balance at					Realized	Unrealized	Balance at
	June 30,			Transfers	Transfers	gains/	gains/	September 30,
(Dollars in thousands)	2013	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2013
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$1,308	$—	$(1,615)	$—	$(251)	$839	$(281)	$—
Fixed income securities	100	—	—	—	—	—	—	100
Municipal securities:
Tax-exempt securities	1,433	—	—	—	—	—	—	1,433
Short-term securities	656	—	—	—	—	—	—	656
Asset-backed securities	151,396	99,763	(97,246)	—	—	(276)	3,405	157,042
Derivative contracts	17,879	—	(12,337)	—	—	12,337	(9,808)	8,071
Total financial instruments and other inventory positions owned:	172,772	99,763	(111,198)	—	(251)	12,900	(6,684)	167,302

Investments	53,567	—	(10,356)	—	(619)	5,942	(2,955)	45,579
Total assets	$226,339	$99,763	$(121,554)	$—	$(870)	$18,842	$(9,639)	$212,881

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$254	$(223)	$—	$—	$—	$223	$6,327	$6,581
Total financial instruments and other inventory positions sold, but not yet purchased:	$254	$(223)	$—	$—	$—	$223	$6,327	$6,581

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Balance at					Realized	Unrealized	Balance at
	June 30,			Transfers	Transfers	gains/	gains/	September 30,
(Dollars in thousands)	2012	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2012
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$3,681	$27,142	$(21,249)	$—	$—	$2,051	$836	$12,461
Municipal securities:
Tax-exempt securities	2,373	20	(1,102)	266	—	(584)	553	1,526
Short-term securities	394	—	—	—	—	—	42	436
Asset-backed securities	89,871	107,239	(122,943)	—	—	18,117	3,186	95,470
Derivative contracts	216	—	(975)	—	—	975	424	640
Total financial instruments and other inventory positions owned:	96,535	134,401	(146,269)	266	—	20,559	5,041	110,533

Investments	19,864	14,000	—	—	(266)	—	31	33,629
Total assets	$116,399	$148,401	$(146,269)	$266	$(266)	$20,559	$5,072	$144,162

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$7,079	$(9,438)	$54	$—	$—	$9,384	$5,159	$12,238
Total financial instruments and other inventory positions sold, but not yet purchased:	$7,079	$(9,438)	$54	$—	$—	$9,384	$5,159	$12,238

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments during the nine months ended September 30, 2013 and 2012:

	Balance at					Realized	Unrealized	Balance at
	December 31,			Transfers	Transfers	gains/	gains/	September 30,
(Dollars in thousands)	2012	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2013
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Fixed income securities	$—	$100	$—	$—	$—	$—	$—	$100
Municipal securities:
Tax-exempt securities	1,429	1	—	—	—	(266)	269	1,433
Short-term securities	656	—	—	—	—	—	—	656
Asset-backed securities	116,171	448,175	(424,274)	—	—	20,562	(3,592)	157,042
Derivative contracts	827	710	(13,318)	—	—	12,523	7,329	8,071
Total financial instruments and other inventory positions owned:	119,083	448,986	(437,592)	—	—	32,819	4,006	167,302

Investments	33,245	15,363	(10,356)	—	(619)	5,946	2,000	45,579
Total assets	$152,328	$464,349	$(447,948)	$—	$(619)	$38,765	$6,006	$212,881

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$5,218	$(5,873)	$745	$—	$—	$5,115	$1,376	$6,581
Total financial instruments and other inventory positions sold, but not yet purchased:	$5,218	$(5,873)	$745	$—	$—	$5,115	$1,376	$6,581

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Balance at					Realized	Unrealized	Balance at
	December 31,			Transfers	Transfers	gains/	gains/	September 30,
(Dollars in thousands)	2011	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2012
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$—	$30,272	$(23,400)	$2,960	$—	$2,010	$619	$12,461
Fixed income securities	2,815	38,433	(37,149)	226	(4,263)	49	(111)	—
Municipal securities:
Tax-exempt securities	3,135	1,570	(2,997)	266	—	(1,156)	708	1,526
Short-term securities	175	3,075	(1,755)	—	—	(945)	(114)	436
Asset-backed securities	53,088	279,014	(262,383)	—	—	19,713	6,038	95,470
Derivative contracts	—	—	(3,264)	—	—	3,264	640	640
Total financial instruments and other inventory positions owned:	59,213	352,364	(330,948)	3,452	(4,263)	22,935	7,780	110,533

Investments	21,341	14,000	(3)	—	(266)	3	(1,446)	33,629
Total assets	$80,554	$366,364	$(330,951)	$3,452	$(4,529)	$22,938	$6,334	$144,162

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Convertible securities	$1,171	$—	$—	$—	$(1,171)	$—	$—	$—
Fixed income securities	900	(897)	—	—	—	(49)	46	—
Derivative contracts	3,594	(18,858)	1,434	—	—	17,424	8,644	12,238
Total financial instruments and other inventory positions sold, but not yet purchased:	$5,665	$(19,755)	$1,434	$—	$(1,171)	$17,375	$8,690	$12,238

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

Note 8 Variable Interest Entities

In the normal course of business, the Company periodically creates or transacts with entities that are investment vehicles organized as partnerships or limited liability companies. These entities were established for the purpose of investing in securities of public or private companies, or municipal debt obligations and were initially financed through the capital commitments of the members. The Company has investments in and/or acts as the managing partner of these entities. In certain instances, the Company provides management and investment advisory services for which it earns fees generally based upon the market value of assets under management and may include incentive fees based upon performance. The Company’s aggregate investments in these investment vehicles totaled $109.5 million and $96.9 million at September 30, 2013 and December 31, 2012, respectively, and are recorded in other assets on the consolidated statements of financial condition. The Company’s remaining capital commitments to these entities was $35.9 million at September 30, 2013.

Variable interest entities (“VIEs”) are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities. The determination as to whether an entity is a VIE is based on the amount and nature of the members’ equity investment in the entity. The Company also considers other characteristics

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

such as the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance. For those entities that meet the deferral provisions defined by FASB ASU No. 2010-10, "Consolidation: Amendments for Certain Investment Funds," ("ASU 2010-10"), the Company considers characteristics such as the ability to influence the decision making about the entity’s activities and how the entity is financed. The Company has identified certain of the entities described above as VIEs. These VIEs had net assets approximating $0.7 billion and $0.8 billion at September 30, 2013 and December 31, 2012, respectively. The Company’s exposure to loss from these VIEs is $6.4 million, which is the carrying value of its capital contributions recorded in other assets on the consolidated statements of financial condition at September 30, 2013. The Company had no liabilities related to these VIEs at September 30, 2013 and December 31, 2012.

The Company is required to consolidate all VIEs for which it is considered to be the primary beneficiary. The determination as to whether the Company is considered to be the primary beneficiary is based on whether the Company has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For those entities that meet the deferral provisions defined by ASU 2010-10, the determination as to whether the Company is considered to be the primary beneficiary differs in that it is based on whether the Company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The Company determined it is not the primary beneficiary of these VIEs and accordingly does not consolidate them. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of September 30, 2013.

Note 9 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers and clearing organizations included:

	September 30,	December 31,
(Dollars in thousands)	2013	2012
Receivable arising from unsettled securities transactions	$112,613	$66,426
Deposits paid for securities borrowed	36,395	32,163
Receivable from clearing organizations	22,025	17,655
Deposits with clearing organizations	47,799	24,717
Securities failed to deliver	9,222	5,440
Other	14,249	1,716
	$242,303	$148,117

Amounts payable to brokers, dealers and clearing organizations included:

	September 30,	December 31,
(Dollars in thousands)	2013	2012
Payable arising from unsettled securities transactions	$96,097	$24,643
Payable to clearing organizations	14,265	5,763
Securities failed to receive	7,919	7,459
Other	8,071	22,290
	$126,352	$60,155

Deposits paid for securities borrowed approximate the market value of the securities. Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received by the Company on settlement date.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 10 Collateralized Securities Transactions

The Company’s financing and customer securities activities involve the Company using securities as collateral. In the event that the counterparty does not meet its contractual obligation to return securities used as collateral (e.g., pursuant to the terms of a repurchase agreement), or customers do not deposit additional securities or cash for margin when required, the Company may be exposed to the risk of reacquiring the securities or selling the securities at unfavorable market prices in order to satisfy its obligations to its customers or counterparties. The Company seeks to control this risk by monitoring the market value of securities pledged or used as collateral on a daily basis and requiring adjustments in the event of excess market exposure. The Company also uses unaffiliated third party custodians to administer the underlying collateral for certain of its repurchase agreements and short-term financing to mitigate risk.

A reverse repurchase agreement is a transaction in which the Company purchases financial instruments from a seller, typically in exchange for cash, and simultaneously enters into an agreement to resell the same or substantially the same financial instruments to the seller at a stated price plus accrued interest at a future date. A repurchase agreement is a transaction in which the Company sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. Even though repurchase and reverse repurchase agreements involve the legal transfer of ownership of financial instruments, they are accounted for as financing arrangements because they require the financial instruments to be repurchased or resold at maturity of the agreement.

In a securities borrowed transaction, the Company borrows securities from a counterparty in exchange for cash. When the Company returns the securities, the counterparty returns the cash. Interest is generally paid periodically over the life of the transaction.

In the normal course of business, the Company obtains securities purchased under agreements to resell, securities borrowed and margin agreements on terms that permit it to repledge or resell the securities to others, typically pursuant to repurchase agreements. The Company obtained securities with a fair value of approximately $268.0 million and $186.1 million at September 30, 2013 and December 31, 2012, respectively, of which $258.0 million and $174.4 million, respectively, had been pledged or otherwise transferred to satisfy its commitments under financial instruments and other inventory positions sold, but not yet purchased.

The following is a summary of the Company’s securities sold under agreements to repurchase ("Repurchase Liabilities"), the fair market value of related collateral pledged and the interest rate charged by the Company’s counterparty, which is based on LIBOR plus an applicable margin, as of September 30, 2013:

	Repurchase	Fair Market
(Dollars in thousands)	Liabilities	Value	Interest Rate
Term up to 30 day maturities:
Asset-backed securities	$4,062	$5,625	1.68%
On demand maturities:
U.S. government agency securities	74,852	78,383	0.3 - 0.55%
	$78,914	$84,008

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Reverse repurchase agreements, repurchase agreements and securities borrowed and loaned are reported on a net basis by counterparty when a legal right of offset exists. The following table provides information about the offsetting of these instruments and related collateral amounts at September 30, 2013:

		Gross Amount	Net Amounts	Gross Amounts Not Offset
		Offset on the	Presented on the	on the Consolidated Statements
	Gross	Consolidated	Consolidated	of Financial Condition
(Dollars in thousands)	Recognized	Statements of	Statements of	Financial	Collateral	Net
Description	Assets	Financial Condition	Financial Condition	Instruments	Received (1)	Amount
Reverse repurchase agreements	$227,423	$(41,999)	$185,424	$—	$(185,424)	$—
Securities borrowed (3)	36,395	—	36,395	—	(36,395)	—

		Gross Amount	Net Amount	Gross Amount Not Offset
		Offset on the	Presented on the	on the Consolidated Statements
	Gross	Consolidated	Consolidated	of Financial Condition
(Dollars in thousands)	Recognized	Statements of	Statements of	Financial	Collateral	Net
Description	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged (2)	Amount
Repurchase agreements	$78,914	$(41,999)	$36,915	$—	$(36,915)	$—

(1)	Includes securities received by the Company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default.

(2)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the consolidated statements of financial condition unless the Company defaults.

(3)
Deposits paid for securities borrowed are included in receivables from brokers, dealers and clearing organizations on the consolidated statements of financial condition. See Note 9 for additional information on receivables from brokers, dealers and clearing organizations.

There were no gross amounts offset on the consolidated statements of financial condition for reverse repurchase agreements, securities borrowed or repurchase agreements at December 31, 2012 as a legal right of offset did not exist. The Company had no outstanding securities lending arrangements as of September 30, 2013 or December 31, 2012. See Note 6 for information related to the Company's offsetting of derivative contracts.

Note 11 Other Assets

Other assets include net deferred income tax assets, proprietary investments, income tax receivables and prepaid expenses. The Company’s investments include investments in private companies and partnerships, registered mutual funds, warrants of public and private companies and private company debt. Other assets included:

	September 30,	December 31,
(Dollars in thousands)	2013	2012
Net deferred income tax assets	$27,689	$33,622
Investments at fair value	59,572	39,055
Investments at cost	25,303	26,364
Investments accounted for under the equity method	20,273	20,353
Income tax receivables	5,656	5,448
Prepaid expenses	3,253	3,840
Other	1,672	1,015
Total other assets	$143,418	$129,697

Management regularly reviews the Company’s investments in private company debt and has concluded that no valuation allowance is needed as it is probable that all contractual principal and interest will be collected.

At September 30, 2013, investments carried on a cost basis had an estimated fair market value of $44.7 million. The estimated fair value of these investments was measured using discounted cash flow models that utilize market data for comparable companies (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA")). Because valuation

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

adjustments, based upon management’s judgment, were made to account for differences between the measured security and comparable securities, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Note 12 Goodwill and Intangible Assets

The following table presents the changes in the carrying value of goodwill and intangible assets from continuing operations for the nine months ended September 30, 2013:

	Capital	Asset
(Dollars in thousands)	Markets	Management	Total
Goodwill
Balance at December 31, 2012	$—	$196,844	$196,844
Goodwill acquired	13,956	—	13,956
Impairment charge	—	—	—
Balance at September 30, 2013	$13,956	$196,844	$210,800

Intangible assets
Balance at December 31, 2012	$—	$41,258	$41,258
Intangible assets acquired	6,924	—	6,924
Amortization of intangible assets	(1,238)	(4,983)	(6,221)
Balance at September 30, 2013	$5,686	$36,275	$41,961

The addition of goodwill and intangible assets during the nine months ended September 30, 2013 related to the acquisitions of Seattle-Northwest and Edgeview, as discussed in Note 4. Management identified $6.9 million of intangible assets, consisting of customer relationships ($6.2 million) and non-competition agreements ($0.7 million), which will be amortized over a weighted average life of 1.7 years and 3.0 years, respectively.

The following table summarizes the future aggregate amortization of the Company's intangible assets with determinable lives:

(Dollars in thousands)
Remainder of 2013	$3,147
2014	8,200
2015	7,050
2016	6,219
2017	5,230
Thereafter	9,255
Total	$39,101

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 13 Short-Term Financing

The following is a summary of short-term financing and the weighted average interest rate on borrowings:

	Outstanding Balance		Weighted Average Interest Rate
	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)	2013	2012	2013	2012
Commercial paper (secured)	$345,733	$304,439	1.47%	1.65%
Prime broker arrangement	223,556	172,575	0.92%	0.98%
Bank lines (secured)	94,000	—	1.50%	N/A
Total short-term financing	$663,289	$477,014

The Company issues secured commercial paper to fund a portion of its securities inventory. The secured commercial paper notes (“CP Notes”) can be issued with maturities of 27 days to 270 days from the date of issuance. The CP Notes are issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and are secured by different inventory classes. As of September 30, 2013, the weighted average maturity of CP Series A, CP Series II A and CP Series III A was 128 days, 108 days and 32 days, respectively. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin.

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

The Company’s committed short-term bank line financing at September 30, 2013 consisted of a one-year $250 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2012. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain a minimum net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 28, 2013. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At September 30, 2013, the Company had no advances against this line of credit.

The Company’s uncommitted secured lines at September 30, 2013 totaled $185 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company’s uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. At September 30, 2013, the Company had $94.0 million in advances against these lines of credit.

Note 14 Variable Rate Senior Notes

On November 30, 2012, the Company entered into a note purchase agreement (“Note Purchase Agreement”) under which the Company issued unsecured variable rate senior notes (“Notes”) in the amount of $125 million. The initial holders of the Notes are certain entities advised by PIMCO. The Notes consist of two classes, Class A Notes and Class B Notes, with principal amounts of $50 million and $75 million, respectively. The Class A Notes bear interest at a rate equal to three-month LIBOR plus 4.00 percent and mature on May 31, 2014. The Class B Notes bear interest at a rate equal to three-month LIBOR plus 4.50 percent and mature on November 30, 2015. Interest on the Notes is adjustable and payable quarterly. The unpaid principal amounts are due in full on the respective maturity dates and are not subject to prepayment at the Company's discretion. The proceeds from the Notes were used to repay the outstanding balance under the bank syndicated credit agreement (“Credit Agreement”) discussed in Note 15. The remaining proceeds are being used for general corporate purposes.

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

The Note Purchase Agreement includes covenants that, among other things, require the Company to maintain a minimum consolidated tangible net worth and regulatory net capital, limit the Company's leverage ratio and require the Company to maintain a minimum ratio of operating cash flow to fixed charges. With respect to the net capital covenant, the Company's U.S. broker dealer subsidiary is required to maintain minimum net capital of $120 million. At September 30, 2013, the Company was in compliance with all covenants.

The Notes are recorded at amortized cost. As of September 30, 2013, the carrying value of the Notes approximates fair value.

Note 15 Bank Syndicated Financing

On December 29, 2010, the Company entered into a three-year Credit Agreement comprised of a $100 million amortizing term loan and a $50 million revolving credit facility. SunTrust Bank was the administrative agent (“Agent”) for the lenders. The interest rate for borrowing under the Credit Agreement was, at the option of the Company, equal to LIBOR or a base rate, plus an applicable margin, adjustable and payable quarterly at a minimum. The base rate was defined as the highest of the Agent’s prime lending rate, the Federal Funds Rate plus 0.50 percent or one-month LIBOR plus 1.00 percent. The applicable margin varied from 1.50 percent to 3.00 percent and was based on the Company’s leverage ratio. In addition, the Company also paid a nonrefundable commitment fee of 0.50 percent on the unused portion of the revolving credit facility on a quarterly basis. The outstanding balance and unpaid interest on the Credit Agreement was repaid on November 30, 2012 from the proceeds of the Notes discussed in Note 14.

Note 16 Legal Contingencies

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

Note 17 Restructuring

For the nine months ended September 30, 2013, the Company incurred pre-tax restructuring charges of $2.9 million from continuing operations. The charge resulted from severance benefits of $2.1 million, $0.5 million for vacating redundant leased office space and $0.3 million for contract termination costs. For the nine months ended September 30, 2012, the Company incurred pre-tax restructuring-related charges of $3.6 million from continuing operations. The charge resulted from severance benefits of $2.4 million and from the reduction of leased office space of $1.2 million.

Note 18 Shareholders’ Equity

Share Repurchases

In the third quarter of 2012, the Company’s board of directors authorized the repurchase of up to $100.0 million in common shares through September 30, 2014. This share repurchase authorization became effective on October 1, 2012. During the nine months ended September 30, 2013, the Company repurchased 1,683,094 shares, or 11.1 percent of the Company’s outstanding common stock at an average price of $32.53 per share for an aggregate purchase price of $54.7 million related to this authorization. The Company has $40.7 million remaining under this authorization. The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. The Company purchased 377,479 shares or $15.2 million of the Company’s common stock for this purpose during the nine months ended September 30, 2013.

Issuance of Shares

During the nine months ended September 30, 2013, the Company issued 96,049 common shares out of treasury stock in fulfillment of $3.9 million in obligations under the Piper Jaffray Companies Retirement Plan (the “Retirement Plan”) and issued 770,189 common shares out of treasury stock as a result of employee restricted share vesting. During the nine months ended September 30, 2012, the Company issued 165,241 common shares out of treasury stock in fulfillment of $3.8 million in obligations under the Retirement Plan and issued 797,296 common shares out of treasury stock as a result of employee restricted share vesting.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 19 Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders’ proportionate share of the equity in a municipal bond fund of $128.9 million, a merchant banking fund of $13.3 million and private equity investment vehicles aggregating $7.4 million as of September 30, 2013. As of December 31, 2012, noncontrolling interests included the minority equity holders’ proportionate share of the equity in a municipal bond fund of $43.7 million, a merchant banking fund of $6.4 million and private equity investment vehicles aggregating $6.8 million.

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

	Common		Total
	Shareholders’	Noncontrolling	Shareholders’
(Dollars in thousands)	Equity	Interests	Equity
Balance at December 31, 2012	$733,292	$56,883	$790,175
Net income	17,956	1,554	19,510
Amortization/issuance of restricted stock	22,049	—	22,049
Repurchase of common stock through share repurchase program	(54,743)	—	(54,743)
Repurchase of common stock for employee tax withholding	(15,204)	—	(15,204)
Issuance of treasury shares for 401k match	3,939	—	3,939
Shares reserved to meet deferred compensation obligations	60	—	60
Other comprehensive income	16	—	16
Fund capital contributions, net	—	91,192	91,192
Balance at September 30, 2013	$707,365	$149,629	$856,994

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 20 Compensation Plans

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

The following table provides a summary of the Company’s outstanding equity awards (in shares or units) as of September 30, 2013:

Incentive Plan
Restricted Stock
Annual grants	879,123
Sign-on grants	431,624
Retention grants	—
Performance grants	—
1,310,747
Inducement Plan
Restricted Stock	58,310

Total restricted stock related to compensation	1,369,057

ARI deal consideration (1)	220,456

Total restricted stock outstanding	1,589,513

Incentive Plan
Restricted Stock Units
Leadership grants	290,536

Incentive Plan
Stock options outstanding	470,065

(1)	The Company issued restricted stock as part of deal consideration in conjunction with the acquisition of ARI.

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company’s employees and directors for up to 7.0 million shares of common stock (1.1 million shares remained available for future issuance under the Incentive Plan as of September 30, 2013). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The Company’s Annual Grants are made each year in February. Prior to 2011, Annual Grants had three-year cliff vesting periods. Beginning in 2011, Annual Grants vest ratably over three years in equal installments. The Annual Grants provide for continued vesting after termination of employment, so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreements entered into upon termination. The Company determined the service inception date precedes the grant date for the Annual Grants, and that the post-termination restrictions do not meet the criteria for an in-substance service condition, as defined by FASB Accounting Standards Codification Topic 718, "Compensation – Stock Compensation" ("ASC 718"). Accordingly, restricted stock granted as part of the Annual Grants is expensed in the one-year period in which those awards are deemed to be earned, which is generally the calendar year preceding the February grant date. For example, the Company recognized compensation expense during fiscal 2012 for its February 2013 Annual Grant. If an equity award related to the Annual Grants is forfeited as a result of violating the post-termination restrictions, the lower of the fair value of the award at grant date or the fair value of the award at the date of forfeiture is recorded within the consolidated statements of operations as a reversal of compensation expense. The Company recorded $0.1 million and $0.2 million of forfeitures through compensation and benefits expense within continuing operations for the three months ended September 30, 2013 and 2012, and $0.8 million and $1.3 million for the nine months ended September 30, 2013 and 2012, respectively.

Sign-on Grants are used as a recruiting tool for new employees and are issued to current employees as a retention tool. These awards have both cliff and ratable vesting terms, and the employees must fulfill service requirements in exchange for rights to the awards. Compensation expense is amortized on a straight-line basis from the grant date over the requisite service period, generally two to five years. Employees forfeit unvested shares upon termination of employment and a reversal of compensation expense is recorded.

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

Stock-Based Compensation Activity

The Company recorded total compensation expense within continuing operations of $6.1 million and $9.1 million for the three months ended September 30, 2013 and 2012, respectively, and $11.2 million and $15.4 million for the nine months ended September 30, 2013 and 2012, respectively, related to employee restricted stock and restricted stock unit awards. Total compensation cost includes year-end compensation for Annual Grants and the amortization of Sign-on, Retention and Leadership Grants, less forfeitures. The tax benefit related to stock-based compensation costs totaled $2.4 million and $3.5 million for the three months ended September 30, 2013 and 2012, respectively, and $4.4 million and $6.0 million for the nine months ended September 30, 2013 and 2012, respectively.

The following table summarizes the changes in the Company’s unvested restricted stock (including the unvested restricted stock issued as part of the deal consideration for ARI) under the Incentive Plan and Inducement Plan for the nine months ended September 30, 2013:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2012	2,322,438	$37.01
Granted	656,934	38.45
Vested	(1,140,292)	39.99
Canceled	(249,567)	38.46
September 30, 2013	1,589,513	$31.10

The following summarizes the changes in the Company’s unvested restricted stock units under the Incentive Plan for the nine months ended September 30, 2013:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2012	173,271	$12.12
Granted	117,265	21.32
Vested	—	—
Canceled	—	—
September 30, 2013	290,536	$15.83

As of September 30, 2013, there was $14.6 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.94 years.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the Company’s outstanding stock options for the nine months ended September 30, 2013:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2012	486,563	$44.76	2.9	$94,150
Granted	—	—
Exercised	—	—
Canceled	(16,498)	42.91
September 30, 2013	470,065	$44.82	2.2	$147,071

Options exercisable at September 30, 2013	470,065	$44.82	2.2	$147,071

As of September 30, 2013, there was no unrecognized compensation cost related to stock options expected to be recognized over future years.

The fair value of options exercised, cash received from option exercises and the resulting tax benefit realized for the tax deductions from option exercises were immaterial for the nine months ended September 30, 2013 and 2012, respectively.

Deferred Compensation Plan

In 2012, the Company established the Piper Jaffray Companies Mutual Fund Restricted Share Investment Plan, a deferred compensation plan which allows eligible employees to elect to receive a portion of the incentive compensation they would otherwise receive in the form of restricted stock or other equity, instead in MFRS Awards of registered funds managed by the Company's asset management business. MFRS Awards are awarded to qualifying employees in February of each year, and represent a portion of their compensation for performance in the preceding year similar to the Company's Annual Grants. MFRS Awards vest ratably over three years in equal installments and provide for continued vesting after termination of employment so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreement entered into upon termination. Forfeitures are recorded as a reduction of compensation and benefits expense within the consolidated statements of operations.

The Company has also granted MFRS Awards to new employees as a recruiting tool. Employees must fulfill service requirements in exchange for rights to the awards. Compensation expense from these awards will be amortized on a straight-line basis over the requisite service period of two to five years.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The computation of earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2013	2012	2013	2012
Net income from continuing operations applicable to Piper Jaffray Companies	$6,851	$14,493	$21,877	$31,510
Net income/(loss) from discontinued operations	(1,529)	5,171	(3,921)	(2,066)
Net income applicable to Piper Jaffray Companies	5,322	19,664	17,956	29,444
Earnings allocated to participating securities (1)	(496)	(2,824)	(1,793)	(4,293)
Net income applicable to Piper Jaffray Companies’ common shareholders (2)	$4,826	$16,840	$16,163	$25,151

Shares for basic and diluted calculations:
Average shares used in basic computation	14,621	15,210	15,271	15,736
Stock options	5	—	13	—
Average shares used in diluted computation	14,626	15,210	15,284	15,736

Earnings/(loss) per basic common share:
Income from continuing operations	$0.42	$0.82	$1.29	$1.71
Income/(loss) from discontinued operations	(0.09)	0.29	(0.23)	(0.11)
Earnings per basic common share	$0.33	$1.11	$1.06	$1.60

Earnings/(loss) per diluted common share:
Income from continuing operations	$0.42	$0.82	$1.29	$1.71
Income/(loss) from discontinued operations	(0.09)	0.29	(0.23)	(0.11)
Earnings per diluted common share	$0.33	$1.11	$1.06	$1.60

(1)
Represents the allocation of earnings to participating securities. Losses are not allocated to participating securities. Participating securities include all of the Company’s unvested restricted shares. The weighted average participating shares outstanding were 1,504,665 and 2,550,888 for the three months ended September 30, 2013 and 2012, respectively, and 1,695,130 and 2,686,255 for the nine months ended September 30, 2013 and 2012, respectively.

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

The anti-dilutive effects from stock options were immaterial for the nine months ended September 30, 2013 and 2012.

Note 22 Segment Reporting

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Reportable segment financial results from continuing operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Capital Markets
Investment banking
Financing
Equities	$30,010	$18,781	$66,085	$55,141
Debt	12,808	16,573	51,971	53,598
Advisory services	20,215	16,317	39,180	41,670
Total investment banking	63,033	51,671	157,236	150,409

Institutional sales and trading
Equities	22,960	17,927	65,087	55,589
Fixed income	20,437	46,690	53,439	95,773
Total institutional sales and trading	43,397	64,617	118,526	151,362

Other income/(loss)	3,833	(1,039)	7,519	(2,141)

Net revenues	110,263	115,249	283,281	299,630

Operating expenses (1)	103,906	94,671	266,301	266,529

Segment pre-tax operating income	$6,357	$20,578	$16,980	$33,101

Segment pre-tax operating margin	5.8%	17.9%	6.0%	11.0%

Asset Management
Management and performance fees
Management fees	$17,547	$15,800	$52,212	$47,213
Performance fees	60	22	716	664
Total management and performance fees	17,607	15,822	52,928	47,877

Other income	444	434	1,410	534

Net revenues	18,051	16,256	54,338	48,411

Operating expenses (1)	12,348	11,482	37,757	35,283

Segment pre-tax operating income	$5,703	$4,774	$16,581	$13,128

Segment pre-tax operating margin	31.6%	29.4%	30.5%	27.1%

Total
Net revenues	$128,314	$131,505	$337,619	$348,041

Operating expenses (1)	116,254	106,153	304,058	301,812

Pre-tax operating income	$12,060	$25,352	$33,561	$46,229

Pre-tax operating margin	9.4%	19.3%	9.9%	13.3%

(1)	Operating expenses include intangible asset amortization expense as set forth in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Capital Markets	$1,238	$—	$1,238	$—
Asset Management	1,661	1,736	4,983	5,208
Total intangible asset amortization expense	$2,899	$1,736	$6,221	$5,208

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Geographic Areas

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are principally conducted through European locations. Net revenues and long-lived assets for the Company's Asian locations were not significant. Net revenues disclosed in the following table reflect the regional view, with financing revenues allocated to geographic locations based upon the location of the capital market, advisory revenues allocated based upon the location of the investment banking team and net institutional sales and trading revenues allocated based upon the location of the client. Asset management revenues are allocated to the U.S. based upon the geographic location of the Company’s asset management team. Net revenues exclude discontinued operations for all periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Net revenues:
United States	$126,458	$128,580	$329,379	$339,727
Europe	1,856	2,925	8,240	8,314
Consolidated	$128,314	$131,505	$337,619	$348,041

Long-lived assets are allocated to geographic locations based upon the location of the asset. The following table presents long-lived assets held for use by geographic region:

	September 30,	December 31,
(Dollars in thousands)	2013	2012
Long-lived assets:
United States	$294,936	$285,682
Europe	793	1,131
Consolidated	$295,729	$286,813

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

At September 30, 2013, net capital calculated under the SEC rule was $150.2 million, and exceeded the minimum net capital required under the SEC rule by $149.2 million.

The Company’s short-term committed credit facility of $250 million and its variable rate senior notes include covenants requiring Piper Jaffray to maintain minimum net capital of $120 million.

Piper Jaffray Ltd., our broker dealer subsidiary registered in the United Kingdom, was subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of September 30, 2013, Piper Jaffray Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 24 Income Taxes

The Company's effective income tax rate from continuing operations, excluding noncontrolling interests, for the three months ended September 30, 2013 was 29.6 percent, compared to 41.3 percent for the three months ended September 30, 2012. The effective income tax rate for the three months ended September 30, 2013 was unusually low due to the impact of tax-exempt interest income representing a larger proportion of pre-tax income from continuing operations.

For the nine months ended September 30, 2013, the Company’s effective income tax rate from continuing operations, excluding noncontrolling interests, was 31.6 percent, compared to 27.7 percent for the nine months ended September 30, 2012. The provision for income taxes for the nine months ended September 30, 2012 was low compared to pre-tax income from continuing operations due to the reversal of a previously accrued uncertain state income tax position of $7.1 million, net of federal income tax, related to the completion of a state tax audit examination in the second quarter of 2012. This reversal was offset in part by accrued income tax expense on operating profits generated from the Company's U.S. entities and a $4.0 million write-off of deferred tax assets related to equity grants that were forfeited or vested at share prices lower than the grant date share prices.

The Company's income tax benefit from discontinued operations was $1.0 million and $22.0 million for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, the income tax benefit was $1.2 million and $21.7 million, respectively. The Company's income tax benefit from discontinued operations in the third quarter of 2012 is primarily due to U.S. tax deductions for the Company's realized losses on investments in its Hong Kong subsidiaries. The tax benefit was the excess of the tax basis of the Company's investment in the subsidiaries over the financial statement carrying amount (the deductible outside basis difference).

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

Explanation of Non-GAAP Financial Measures

We have included financial measures that are not prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These non-GAAP financial measures exclude the effects of restructuring, integration and transaction costs recognized in the third quarter of 2013 and affect the following financial measures: income from continuing operations, earnings per diluted common share and Capital Markets pre-tax operating margin. Management believes these non-GAAP financial measures provide useful information to investors because it excludes restructuring, integration and transaction costs which are unrelated to our primary business operations, and the exclusion of these charges helps investors understand our operating results and underlying operational trends as compared to prior periods.

Executive Overview

Our continuing operations are principally engaged in providing investment banking, institutional brokerage, asset management and related financial services to corporations, private equity groups, public entities, non-profit entities and institutional investors in the United States and Europe. We operate through two reportable business segments:

Capital Markets – The Capital Markets segment provides institutional sales, trading and research services and investment banking services. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Investment banking services include management of and participation in underwritings, merger and acquisition services and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Also, we generate revenue through strategic trading activities, which focus on proprietary investments in municipal bonds, mortgage-backed securities, equity securities and merchant banking activities, which involve equity or debt investments in late stage private companies. As certain of these efforts have matured and an investment process has been developed, we have created alternative asset management funds in merchant banking and municipal securities in order to invest firm capital as well as seek capital from outside investors. We receive management and performance fees for managing these funds.

As part of our strategy to grow our public finance business, on July 12, 2013, we completed the acquisition of Seattle-Northwest Securities Corporation (“Seattle-Northwest”), a Seattle-based investment bank and broker dealer focused on public finance in the Northwest region of the U.S.

On July 16, 2013, we completed the purchase of Edgeview Partners, L.P. (“Edgeview”), a middle-market equity advisory firm specializing in mergers and acquisitions. The acquisition further strengthens our mergers and acquisitions leadership in the middle market and adds resources dedicated to the private equity community.

For more information on our acquisitions of Seattle-Northwest and Edgeview, see Note 4 of our accompanying unaudited consolidated financial statements included in this report. We incurred $3.8 million of restructuring, integration and transaction costs in the third quarter of 2013 related to these acquisitions.

Asset Management – The Asset Management segment provides traditional asset management services by taking a value-driven approach to managing assets in domestic and international equity markets. Additionally, the asset management segment manages master limited partnership (“MLP”) and energy infrastructure strategies for institutions and individuals. Revenues are generated in the form of management and performance fees. Revenues are also generated through investments in the partnerships and funds that we manage.

Discontinued Operations – Our discontinued operations for all periods presented include the operating results of our Hong Kong capital markets business, which we shut down as of September 30, 2012, and Fiduciary Asset Management, LLC (“FAMCO”), an asset management subsidiary we sold in the second quarter of 2013. See Note 5 to our unaudited consolidated financial statements for further discussion of our discontinued operations.

Our business is a human capital business. Accordingly, compensation and benefits comprise the largest component of our expenses, and our performance is dependent upon our ability to attract, develop and retain highly skilled employees who are motivated and committed to providing the highest quality of service and guidance to our clients.

Results for the three and nine months ended September 30, 2013

For the three months ended September 30, 2013, net income applicable to Piper Jaffray Companies, including continuing and discontinued operations, was $5.3 million, or $0.33 per diluted common share. Net income applicable to Piper Jaffray Companies from continuing operations for the third quarter of 2013 was $6.9 million, or $0.42 per diluted common share, compared with $14.5 million, or $0.82 per diluted common share, for the prior-year period. The results from continuing operations for the third quarter of 2013 included $2.3 million after-tax ($3.8 million pre-tax), or $0.15 per diluted common share, of restructuring, integration and transaction costs associated with the acquisitions of Seattle-Northwest and Edgeview. Excluding these costs, net income from continuing operations would have been $9.2 million, or $0.57 per diluted common share. Net revenues for the three months ended September 30, 2013 were $128.3 million, a decline of 2.4 percent from $131.5 million reported in the year-ago period. Lower fixed income institutional brokerage revenues were offset in part by higher equity financing and equity institutional brokerage revenues. For the three months ended September 30, 2013, non-compensation expenses increased 31.1 percent to $36.8 million, compared to $28.1 million in the third quarter of 2012. Non-compensation expenses in the third quarter of 2013 included $5.0 million of restructuring and intangible amortization expenses related to our recent acquisitions of Seattle-Northwest and Edgeview.

For the nine months ended September 30, 2013, net income applicable to Piper Jaffray Companies, including continuing and discontinued operations, was $18.0 million, or $1.06 per diluted common share. Net income applicable to Piper Jaffray Companies from continuing operations in the first nine months of 2013 was $21.9 million, or $1.29 per diluted common share, compared with $31.5 million, or $1.71 per diluted common share, for the prior-year period. Net revenues from continuing operations for the nine months ended September 30, 2013 were $337.6 million, down 3.0 percent from $348.0 million in the year-ago period. For the nine months ended September 30, 2013, non-compensation expenses from continuing operations were $93.5 million, compared with $92.3 million for the nine months ended September 30, 2012.

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

Outlook for the remainder of 2013

We believe a gradual U.S. economic recovery will continue throughout the remainder of 2013 with the potential to benefit several of our businesses. We are mindful, however, that certain factors, such as the ongoing political debate regarding the federal budget and U.S. debt ceiling limit, expectations on the timing of curtailing the Federal Reserve's quantitative easing program and revisions to the U.S. tax code, could result in a challenging and volatile economic environment throughout the remainder of 2013 and into 2014.

Mixed economic and financial market conditions in the first nine months of 2013 resulted in varied financial results across our businesses. Interest rates gradually increased through most of the third quarter of 2013 in reaction to the Federal Reserve’s guidance that they intend to taper bond purchases under its quantitative easing program. This adversely impacted trading volumes as investors reduced trading activities while they assessed uncertainties related to the Federal Reserve's activities, which resulted in lower fixed income institutional brokerage revenues in the third quarter of 2013. The rising interest rates also negatively impacted fixed income financing revenues as public finance issuances decreased and debt refinancing activity became less attractive. Going forward, we anticipate interest rates to be sensitive to Federal Reserve actions and to continue rising over the medium to longer term, which could impact our fixed income revenues. We will continue to manage our inventories and hedging strategies to mitigate market volatility as much as possible. The equity markets continued to build on their strong performance in the first half of the year and volatility remained low. Our equity-related businesses benefited in the third quarter of 2013 from these favorable market conditions as both our equity financing and advisory services activity increased. We believe that the environment for U.S. capital markets activity will continue to be positive for the remainder of 2013 if the key economic metrics remain strong. In particular, if key economic metrics do remain strong in the fourth quarter of 2013, we anticipate increased levels of merger and acquisition activity. However, this can change rapidly as economic and market indicators fluctuate. Asset management revenues will continue to be dependent upon equity valuations and our investment performance, which can impact the amount of client inflows and outflows of assets under management.

Results of Operations

Financial Summary for the three months ended September 30, 2013 and September 30, 2012

The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
	Three Months Ended			Net Revenues for the
	September 30,			Three Months Ended
			2013	September 30,
(Dollars in thousands)	2013	2012	v2012	2013	2012
Revenues:
Investment banking	$62,373	$51,083	22.1%	48.6%	38.8%
Institutional brokerage	37,218	58,719	(36.6)	29.0	44.7
Asset management	18,309	16,136	13.5	14.3	12.3
Interest	16,259	12,457	30.5	12.7	9.5
Other income	4,679	235	N/M	3.6	0.2
Total revenues	138,838	138,630	0.2	108.2	105.4

Interest expense	10,524	7,125	47.7	8.2	5.4

Net revenues	128,314	131,505	(2.4)	100.0	100.0

Non-interest expenses:
Compensation and benefits	79,426	78,070	1.7	61.9	59.4
Occupancy and equipment	6,509	6,057	7.5	5.1	4.6
Communications	5,778	5,276	9.5	4.5	4.0
Floor brokerage and clearance	2,109	1,825	15.6	1.6	1.4
Marketing and business development	5,447	4,259	27.9	4.2	3.2
Outside services	8,082	6,747	19.8	6.3	5.1
Restructuring and integration costs	3,823	—	N/M	3.0	—
Intangible asset amortization expense	2,899	1,736	67.0	2.3	1.3
Other operating expenses	2,181	2,183	(0.1)	1.7	1.7
Total non-interest expenses	116,254	106,153	9.5	90.6	80.7

Income from continuing operations before income tax expense	12,060	25,352	(52.4)	9.4	19.3

Income tax expense	2,886	10,194	(71.7)	2.2	7.8

Income from continuing operations	9,174	15,158	(39.5)	7.1	11.5

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	(1,529)	5,171	N/M	(1.2)	3.9

Net income	7,645	20,329	(62.4)	6.0	15.5

Net income applicable to noncontrolling interests	2,323	665	249.3	1.8	0.5

Net income applicable to Piper Jaffray Companies	$5,322	$19,664	(72.9)%	4.1%	15.0%
N/M – Not meaningful

For the three months ended September 30, 2013, we recorded net income applicable to Piper Jaffray Companies, including continuing and discontinued operations, of $5.3 million. Net revenues from continuing operations for the three months ended September 30, 2013 were $128.3 million, a 2.4 percent decrease from the year-ago period. In the third quarter of 2013, investment banking revenues were $62.4 million, compared with $51.1 million in the prior-year period, due to an increase in equity financing revenues resulting from favorable equity market conditions. For the three months ended September 30, 2013, institutional brokerage revenues decreased 36.6 percent to $37.2 million, compared with $58.7 million in the corresponding period in the prior year, due to lower fixed income institutional brokerage revenues. Results from our strategic trading activities, particularly in the mortgage-backed securities strategy, were lower in the current quarter compared to the robust year-ago period. In the third quarter of 2013, asset management fees increased 13.5 percent to $18.3 million, driven by higher management fees from increased assets under management. Net interest income in the third quarter of 2013 increased 7.6 percent to $5.7 million compared with $5.3 million in the prior-year period. For the three months ended September 30, 2013, other income was $4.7 million, compared with $0.2 million in the prior-year period as we recorded higher investment gains associated with our firm investments and merchant banking activities. Non-interest expenses from continuing operations increased to $116.3 million for the three months ended September 30, 2013, from $106.2 million in the corresponding period of the prior year. The third quarter of 2013 included $3.8 million of acquisition-related restructuring, integration and transaction costs, and an additional $1.2 million of intangible amortization expense.

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

For the three months ended September 30, 2013, compensation and benefits expenses increased to $79.4 million from $78.1 million in the corresponding period of 2012. Compensation and benefits expenses as a percentage of net revenues was 61.9 percent in the third quarter of 2013, compared with 59.4 percent in the third quarter of 2012. The higher compensation expense ratio in the third quarter of 2013 was driven by a change in our revenue mix as we recorded strong strategic trading revenues in the prior year, which has a lower compensation payout. Additionally, the compensation ratio of 61.9 percent includes retention-related compensation associated with the acquisitions of Edgeview and Seattle-Northwest.

Occupancy and Equipment – In the third quarter of 2013, occupancy and equipment expenses increased to $6.5 million, compared with $6.1 million in the corresponding period of 2012. The increase was due to the incremental occupancy expense from our acquisitions of Seattle-Northwest and Edgeview.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the three months ended September 30, 2013, communication expenses increased 9.5 percent to $5.8 million, compared with $5.3 million for the three months ended September 30, 2012. The increase resulted from higher market data service expenses.

Floor Brokerage and Clearance – For the three months ended September 30, 2013, floor brokerage and clearance expenses increased 15.6 percent to $2.1 million, compared with $1.8 million in the three months ended September 30, 2012. The increase was due to higher trading expenses.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment and promotional and advertising costs. In the third quarter of 2013, marketing and business development expenses increased 27.9 percent to $5.4 million, compared with $4.3 million for the three months ended September 30, 2012, due to higher travel expenses.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses increased 19.8 percent to $8.1 million in the third quarter of 2013, compared with $6.7 million in the corresponding period in 2012, due to higher computer consulting and fund expenses.

Restructuring and Integration Costs – In the third quarter of 2013, we recorded restructuring and integration costs of $3.8 million primarily related to the acquisitions of Seattle-Northwest and Edgeview. The expense consisted of $2.1 million of severance benefits, $0.9 million of transaction costs, $0.5 million for vacating redundant leased office space, and $0.3 million of contract termination costs. We anticipate incurring approximately $1.0 million of additional restructuring and integration costs in the fourth quarter of 2013.

Intangible Asset Amortization Expense – Intangible asset amortization expense includes the amortization of definite-lived intangible assets consisting of customer relationships and non-competition agreements. For the three months ended September 30, 2013, intangible asset amortization expense was $2.9 million, compared with $1.7 million in the corresponding period of 2012. The increase was attributable to additional intangible asset amortization expense related to the acquisitions of Seattle-Northwest and Edgeview.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses were $2.2 million in the third quarter of 2013, essentially flat compared with the third quarter of 2012.

Income Taxes – For the three months ended September 30, 2013, our provision for income taxes was $2.9 million equating to an effective tax rate, excluding noncontrolling interests, of 29.6 percent, compared with $10.2 million equating to an effective tax rate, excluding noncontrolling interests, of 41.3 percent in the prior-year period. The reduced effective tax rate for the three months ended September 30, 2013 was due to the impact of tax-exempt interest income representing a larger proportion of our pre-tax income.

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

The following table provides our segment performance for the periods presented:

	Three Months Ended September 30,
			2013
(Dollars in thousands)	2013	2012	v2012
Net revenues
Capital Markets	$110,263	$115,249	(4.3)%
Asset Management	18,051	16,256	11.0
Total net revenues	$128,314	$131,505	(2.4)%

Pre-tax operating income
Capital Markets	$6,357	$20,578	(69.1)%
Asset Management	5,703	4,774	19.5
Total pre-tax operating income	$12,060	$25,352	(52.4)%

Pre-tax operating margin
Capital Markets	5.8%	17.9%
Asset Management	31.6%	29.4%
Total pre-tax operating margin	9.4%	19.3%

Capital Markets

	Three Months Ended September 30,
			2013
(Dollars in thousands)	2013	2012	v2012
Net revenues:
Investment banking
Financing
Equities	$30,010	$18,781	59.8%
Debt	12,808	16,573	(22.7)
Advisory services	20,215	16,317	23.9
Total investment banking	63,033	51,671	22.0

Institutional sales and trading
Equities	22,960	17,927	28.1
Fixed income	20,437	46,690	(56.2)
Total institutional sales and trading	43,397	64,617	(32.8)

Other income/(loss)	3,833	(1,039)	N/M

Total net revenues	$110,263	$115,249	(4.3)%

Pre-tax operating income	$6,357	$20,578	(69.1)%

Pre-tax operating margin	5.8%	17.9%
N/M – Not meaningful

Investment banking revenues comprise all the revenues generated through financing and advisory services activities, including derivative activities related to our public finance business. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.

In the third quarter of 2013, investment banking revenues increased 22.0 percent to $63.0 million compared with $51.7 million in the corresponding period of the prior year, due to higher equity financing revenues. For the three months ended September 30, 2013, equity financing revenues increased 59.8 percent to $30.0 million, compared with $18.8 million in the prior-year period, as favorable equity markets led to an increase in capital raised and more completed transactions. During the third quarter of 2013, we completed 28 equity financings, raising $4.8 billion for our clients, compared with 14 equity financings, raising $2.5 billion in the third quarter of 2012. Debt financing revenues for the three months ended September 30, 2013 decreased 22.7 percent to $12.8 million, compared with $16.6 million in the third quarter of 2012, due to a decline in public finance revenues as higher interest rates resulted in less debt refinancing activity. During the third quarter of 2013, we completed 61 negotiated public finance issues with a total par value of $1.3 billion, compared with 76 negotiated public finance issues with a total par value of $1.6 billion during the prior-year period. For the three months ended September 30, 2013, advisory services revenues increased 23.9 percent to $20.2 million due to higher U.S. advisory services revenue from more completed transactions. During the three months ended September 30, 2013, we completed 11 transactions with an aggregate enterprise value of $1.0 billion, compared with 6 transactions with an aggregate enterprise value of $0.7 billion in the third quarter of 2012.

Institutional sales and trading revenues comprise all of the revenues generated through trading activities, which consist of facilitating customer trades, executing competitive municipal underwritings and our strategic trading activities in municipal bonds, mortgage-backed securities and equity securities. Also, it includes gains and losses on our investments in the municipal bond funds that we manage. To assess the profitability of institutional brokerage activities, we aggregate institutional brokerage revenues with the net interest income or expense associated with financing, economically hedging and holding long or short inventory positions. Our results may vary from quarter to quarter as a result of changes in trading margins, trading gains and losses, net interest spreads, trading volumes and the timing of transactions based on market opportunities.

For the three months ended September 30, 2013, institutional brokerage revenues decreased 32.8 percent to $43.4 million, compared with $64.6 million in the prior-year period, driven by lower fixed income trading revenues. Equity institutional brokerage revenues increased 28.1 percent to $23.0 million in the third quarter of 2013, compared with $17.9 million in the corresponding period of 2012. The increase was due to improved trading performance, which included the execution of a large block trade in the current quarter. For the three months ended September 30, 2013, fixed income institutional brokerage revenues were $20.4 million, compared with $46.7 million in the prior-year period. The decrease was due primarily to lower revenues from our strategic trading activities, particularly related to non-agency mortgage-backed securities, in the current quarter compared to the robust year-ago period. Additionally, revenues associated with our customer flow business were lower in the third quarter of 2013 as trading volumes were adversely impacted by uncertainties related to actions by the Federal Reserve.

Other income/loss includes gains and losses from our merchant banking investments and other firm investments, performance and management fees on municipal bond and merchant banking funds, interest expense related to long-term funding and a commitment fee on a bank line of credit. For the three months ended September 30, 2013, other income/loss was income of $3.8 million, compared with a loss of $1.0 million in the corresponding period of 2012. In the third quarter of 2013, we recorded higher gains on our firm investments and merchant banking activities.

Capital Markets segment pre-tax operating margin was 5.8 percent for the three months ended September 30, 2013, compared with 17.9 percent for the corresponding period of 2012. Excluding $3.8 million of pre-tax restructuring, integration and transaction costs associated with the acquisitions of Seattle-Northwest and Edgeview, Capital Markets pre-tax operating margin would have been 9.2 percent. The decrease in pre-tax operating margin was driven by a change in our revenue mix as we recorded strong strategic trading revenues in the prior year, which has a lower compensation payout.

Asset Management

	Three Months Ended September 30,
			2013
(Dollars in thousands)	2013	2012	v2012
Net revenues:
Management fees
Value equity	$11,980	$11,947	0.3%
MLP	5,567	3,853	44.5
Total management fees	17,547	15,800	11.1

Performance fees
Value equity	59	22	168.2
MLP	1	—	N/M
Total performance fees	60	22	172.7

Total management and performance fees	17,607	15,822	11.3

Other income	444	434	2.3

Total net revenues	$18,051	$16,256	11.0%

Pre-tax operating income	$5,703	$4,774	19.5%

Pre-tax operating margin	31.6%	29.4%
N/M – Not meaningful

Management and performance fee revenues comprise the revenues generated through management and investment advisory services performed for separately managed accounts, registered funds and partnerships. Fluctuations in financial markets and client asset inflows and outflows have a direct effect on management and performance fee revenues. Management fees are generally based on the level of assets under management (“AUM”) measured monthly or quarterly, and an increase or reduction in assets under management, due to market price fluctuations or net client asset flows, will result in a corresponding increase or decrease in management fees. Fees vary with the type of assets managed and the vehicle in which they are managed. Performance fees are earned when the investment return on assets under management exceeds certain benchmark targets or other performance targets over a specified measurement period. The level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in total assets under management. Performance fees, if earned, are recorded in the applicable quarterly or annual measurement period or upon withdrawal of client assets. At September 30, 2013, approximately 2.0 percent of our AUM was eligible to earn performance fees.

For the three months ended September 30, 2013, management fees were $17.5 million, an increase of 11.1 percent, compared with $15.8 million in the prior-year period, driven by increased management fees from our MLP product offerings. In the third quarter of 2013, management fees related to our value equity strategies were $12.0 million, essentially flat with the corresponding period of 2012. The impact of increased AUM in the third quarter of 2013 due to market appreciation was offset by a lower average effective revenue yield. Our average effective revenue yield for our value equity strategies was 75 basis points for the third quarter of 2013, compared with 78 basis points in the prior-year period. Management fees associated with our MLP and energy infrastructure strategies increased 44.5 percent in the third quarter of 2013 to $5.6 million, compared with $3.9 million in the third quarter of 2012, due to increased average AUM. Additionally, our average effective revenue yield for our MLP strategies was 52 basis points and 49 basis points for the three months ended September 30, 2013 and 2012, respectively.

For the three months ended September 30, 2013, performance fees were $0.1 million, essentially flat compared with the prior year period.

Other income includes gains and losses from our investments in registered funds and private funds or partnerships that we manage. For the three months ended September 30, 2013 and September 30, 2012, other income was $0.4 million, respectively.

Segment pre-tax operating margin for the three months ended September 30, 2013 was 31.6 percent, compared to 29.4 percent for the three months ended September 30, 2012. The increase was due to higher management fees driven by increased AUM in the MLP strategies.

The following table summarizes the changes in our assets under management for the periods presented:

			Twelve
	Three Months Ended		Months Ended
	September 30,		September 30,
(Dollars in millions)	2013	2012	2013
Value Equity
Beginning of period	$5,983	$5,737	$6,080
Net outflows	(135)	(31)	(746)
Net market appreciation	517	374	1,031
End of period	$6,365	$6,080	$6,365

MLP
Beginning of period	$4,186	$2,767	$3,152
Net inflows	153	118	572
Net market appreciation/(depreciation)	(60)	267	555
End of period	$4,279	$3,152	$4,279

Total
Beginning of period	$10,169	$8,504	$9,232
Net inflows/(outflows)	18	87	(174)
Net market appreciation	457	641	1,586
End of period	$10,644	$9,232	$10,644

Total assets under management were $10.6 billion for the three months ended September 30, 2013. Value equity AUM was $6.4 billion at September 30, 2013, compared to $6.0 billion at June 30, 2013 as net market appreciation of $0.5 billion was partially offset by net client outflows of $0.1 billion during the quarter. MLP AUM increased $0.1 billion to $4.3 billion in the third quarter of 2013.

Discontinued Operations

Discontinued operations include the operating results of our Hong Kong capital markets business, which ceased operations as of September 30, 2012, and FAMCO, an asset management subsidiary we sold in the second quarter of 2013. The results of these businesses are presented as discontinued operations for all periods presented. For the three months ended September 30, 2013, we recorded a loss from discontinued operations, net of tax, of $1.5 million, compared with net income of $5.2 million for the three months ended September 30, 2012.

The results of discontinued operations for the Hong Kong capital markets business were as follows:

	Three Months Ended September 30,

(Dollars in thousands)	2013	2012
Net revenues	$—	$2,674

Restructuring expenses	—	11,057
Other expenses	158	5,843
Total non-interest expenses	158	16,900

Loss from discontinued operations before income tax benefit	(158)	(14,226)

Income tax benefit	(61)	(21,029)

Income/(loss) from discontinued operations, net of tax	$(97)	$6,803

The results of discontinued operations for FAMCO were as follows:

	Three Months Ended September 30,

(Dollars in thousands)	2013	2012
Net revenues	$—	$1,453

Total non-interest expenses	2,365	4,090

Loss from discontinued operations before income tax benefit	(2,365)	(2,637)

Income tax benefit	(933)	(1,005)

Loss from discontinued operations, net of tax	$(1,432)	$(1,632)

The $1.4 million net loss from discontinued operations was due to additional expense recognized related to indemnification obligations associated with matters stemming from the administrative proceedings the SEC is pursuing against former FAMCO employees.

See Note 5 to our unaudited consolidated financial statements for further discussion of our discontinued operations.

Financial Summary for the nine months ended September 30, 2013 and September 30, 2012

The following table provides a summary of the results of our operations and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
			2013
(Dollars in thousands)	2013	2012	v2012	2013	2012
Revenues:
Investment banking	$155,581	$148,536	4.7%	46.1%	42.7%
Institutional brokerage	101,038	134,006	(24.6)	29.9	38.5
Asset management	54,551	48,699	12.0	16.2	14.0
Interest	43,982	35,742	23.1	13.0	10.3
Other income	10,942	1,242	781.0	3.2	0.4
Total revenues	366,094	368,225	(0.6)	108.4	105.8

Interest expense	28,475	20,184	41.1	8.4	5.8

Net revenues	337,619	348,041	(3.0)	100.0	100.0

Non-interest expenses:
Compensation and benefits	210,531	209,467	0.5	62.4	60.2
Occupancy and equipment	18,869	19,671	(4.1)	5.6	5.7
Communications	16,040	16,112	(0.4)	4.8	4.6
Floor brokerage and clearance	6,506	5,934	9.6	1.9	1.7
Marketing and business development	16,384	14,982	9.4	4.9	4.3
Outside services	23,745	19,810	19.9	7.0	5.7
Restructuring and integration costs	3,823	3,642	5.0	1.1	1.0
Intangible asset amortization expense	6,221	5,208	19.5	1.8	1.5
Other operating expenses	1,939	6,986	(72.2)	0.6	2.0
Total non-interest expenses	304,058	301,812	0.7	90.1	86.7

Income from continuing operations before income tax expense	33,561	46,229	(27.4)	9.9	13.3

Income tax expense	10,130	12,048	(15.9)	3.0	3.5

Income from continuing operations	23,431	34,181	(31.5)	6.9	9.8

Discontinued operations:
Loss from discontinued operations, net of tax	(3,921)	(2,066)	89.8	(1.2)	(0.6)

Net income	19,510	32,115	(39.2)	5.8	9.2

Net income applicable to noncontrolling interests	1,554	2,671	(41.8)	0.5	0.8

Net income applicable to Piper Jaffray Companies	$17,956	$29,444	(39.0)%	5.3%	8.5%

Except as discussed below, the description of non-interest expenses and net revenues as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.

For the nine months ended September 30, 2013, we recorded net income applicable to Piper Jaffray Companies, including continuing and discontinued operations, of $18.0 million. Net revenues from continuing operations for the nine months ended September 30, 2013 were $337.6 million, a 3.0 percent decrease from the year-ago period. In the first nine months of 2013, investment banking revenues were $155.6 million, compared with $148.5 million in the prior-year period due to higher equity financing revenues. For the nine months ended September 30, 2013, institutional brokerage revenues decreased 24.6 percent to $101.0 million, compared with $134.0 million in the first nine months of 2012. The decline was driven by lower fixed income strategic trading results. In the first nine months of 2013, asset management fees increased 12.0 percent to $54.6 million, compared with $48.7 million in the first nine months of 2012, due to higher management fees from increased assets under management. Net interest income in the first nine months of 2013 was $15.5 million, consistent with the prior-year period. For the nine months ended September 30, 2013, other income was $10.9 million, compared with $1.2 million in the prior-year period as we recorded higher investment gains associated with our merchant banking activities and firm investments. Non-interest expenses from continuing operations were $304.1 million for the nine months ended September 30, 2013, compared to $301.8 million in the corresponding period of the prior year.

Consolidated Non-Interest Expenses from Continuing Operations

Compensation and Benefits – For the nine months ended September 30, 2013, compensation and benefits expenses were $210.5 million, essentially flat compared with the corresponding period of 2012. Compensation and benefits expenses as a percentage of net revenues increased from 60.2 percent in the first nine months of 2012 to 62.4 percent in the first nine months of 2013, due to a reduced revenue base and a change in revenue mix.

Occupancy and Equipment – For the nine months ended September 30, 2013, occupancy and equipment expenses decreased 4.1 percent to $18.9 million, compared with $19.7 million in the corresponding period of 2012. The decrease was primarily the result of lower occupancy costs associated with our headquarters office space, offset in part by incremental occupancy expense from our acquisitions of Seattle-Northwest and Edgeview during the third quarter of 2013.

Restructuring and Integration Costs – During the nine months ended September 30, 2013, we recorded restructuring, integration and transaction costs of $3.8 million related to the acquisitions of Seattle-Northwest and Edgeview. For the nine months ended September 30, 2012, we recorded a restructuring charge of $3.6 million which consisted of $2.4 million of employee severance costs and $1.2 million for the reduction of leased office space.

Other Operating Expenses – Other operating expenses decreased 72.2 percent to $1.9 million in the first nine months of 2013, compared with $7.0 million in the first nine months of 2012. In the first nine months of 2013, we received insurance proceeds for the reimbursement of prior legal settlements.

Income Taxes – For the nine months ended September 30, 2013, our provision for income taxes was $10.1 million equating to an effective tax rate, excluding noncontrolling interests, of 31.6 percent, compared with $12.0 million in the prior-year period equating to an effective tax rate, excluding noncontrolling interests, of 27.7 percent. In the first nine months of 2012, we recorded a reversal of a previously accrued uncertain state income tax position of of $7.1 million, net of federal tax, partially offset by a $4.0 million write-off of deferred tax assets related to equity grants that either were forfeited or vested at share prices lower than the grant date share price.

Segment Performance from Continuing Operations

The following table provides our segment performance for the periods presented:

	Nine Months Ended September 30,
			2013
(Dollars in thousands)	2013	2012	v2012
Net revenues
Capital Markets	$283,281	$299,630	(5.5)%
Asset Management	54,338	48,411	12.2
Total net revenues	$337,619	$348,041	(3.0)%

Pre-tax operating income
Capital Markets	$16,980	$33,101	(48.7)%
Asset Management	16,581	13,128	26.3
Total pre-tax operating income	$33,561	$46,229	(27.4)%

Pre-tax operating margin
Capital Markets	6.0%	11.0%
Asset Management	30.5%	27.1%
Total pre-tax operating margin	9.9%	13.3%

Capital Markets

	Nine Months Ended September 30,
			2013
(Dollars in thousands)	2013	2012	v2012
Net revenues:
Investment banking
Financing
Equities	$66,085	$55,141	19.8%
Debt	51,971	53,598	(3.0)
Advisory services	39,180	41,670	(6.0)
Total investment banking	157,236	150,409	4.5

Institutional sales and trading
Equities	65,087	55,589	17.1
Fixed income	53,439	95,773	(44.2)
Total institutional sales and trading	118,526	151,362	(21.7)

Other income/(loss)	7,519	(2,141)	N/M

Total net revenues	$283,281	$299,630	(5.5)%

Pre-tax operating income	$16,980	$33,101	(48.7)%

Pre-tax operating margin	6.0%	11.0%
N/M – Not meaningful

In the first nine months of 2013, investment banking revenues increased 4.5 percent to $157.2 million compared with $150.4 million in the corresponding period of the prior year, due to higher equity financing revenues. For the nine months ended September 30, 2013, equity financing revenues were $66.1 million, up 19.8 percent compared with $55.1 million in the prior-year period. During the first nine months of 2013, we completed 67 equity financings, raising $16.0 billion for our clients, compared with 51 equity financings, raising $7.5 billion for our clients (excluding the $16.0 billion of capital raised from the Facebook initial public offering, on which we had a small co-manager position) in the comparable year-ago period. Debt financing revenues for the nine months ended September 30, 2013 were $52.0 million, down 3.0 percent compared with $53.6 million in the nine months ended September 30, 2012. The decrease resulted from lower average revenue per transaction on completed negotiated public finance issues. During the first nine months of 2013, we completed 316 negotiated public finance issues with a total par value of $6.3 billion, compared with 323 negotiated public finance issues with a total par value of $5.7 billion during the prior-year period. For the nine months ended September 30, 2013, advisory services revenues decreased 6.0 percent to $39.2 million due to lower U.S. advisory services revenue resulting from lower revenue per transaction, compared to the year-ago period. We completed 18 transactions with an aggregate enterprise value of $1.6 billion in the first nine months of 2013, compared with 18 transactions with an aggregate enterprise value of $3.4 billion in the first nine months of 2012.

For the nine months ended September 30, 2013, institutional brokerage revenues decreased 21.7 percent to $118.5 million, compared with $151.4 million in the prior-year period, as a decline in fixed income institutional brokerage revenues was offset in part by higher equity institutional brokerage revenues. Equity institutional brokerage revenues increased 17.1 percent to $65.1 million in the first nine months of 2013, compared with $55.6 million in the corresponding period of 2012, reflecting the favorable equity markets and improved trading performance. For the nine months ended September 30, 2013, fixed income institutional brokerage revenues were $53.4 million, compared with $95.8 million in the prior-year period. The decrease primarily resulted from lower revenues from our strategic trading activities, primarily related to non-agency mortgage-backed securities. In addition, we experienced trading losses in the second quarter of 2013 on inventory positions due to the volatile trading environment caused by the rapid rise in interest rates and widening of credit spreads.

For the nine months ended September 30, 2013, other income/loss was income of $7.5 million due to gains on our merchant banking and firm investments, compared to a loss of $2.1 million in the corresponding period of 2012.

Capital Markets segment pre-tax operating margin for the nine months ended September 30, 2013 decreased to 6.0 percent, compared with 11.0 percent for the corresponding period of 2012, due to lower net revenues and a change in our revenue mix.

Asset Management

	Nine Months Ended September 30,
			2013
(Dollars in thousands)	2013	2012	v2012
Net revenues:
Management fees
Value equity	$36,729	$36,513	0.6%
MLP	15,483	10,700	44.7
Total management fees	52,212	47,213	10.6

Performance fees
Value equity	499	664	(24.8)
MLP	217	—	N/M
Total performance fees	716	664	7.8

Total management and performance fees	52,928	47,877	10.5

Other income	1,410	534	164.0

Total net revenues	$54,338	$48,411	12.2%

Pre-tax operating income	$16,581	$13,128	26.3%

Pre-tax operating margin	30.5%	27.1%
N/M – Not meaningful

For the nine months ended September 30, 2013, management fees were $52.2 million, an increase of 10.6 percent, compared with $47.2 million in the prior-year period, due to increased management fees from our MLP product offerings. In the first nine months of 2013, management fees related to our value equity strategies were $36.7 million, essentially flat with the corresponding period of 2012. The impact of increased AUM in the first nine months of 2013 from market appreciation was offset by a lower average effective revenue yield. The average effective revenue yield for our value equity strategies was 79 basis points for the nine months ended September 30, 2013, compared to 81 basis points in the corresponding period of the prior-year. Management fees from our

MLP and energy infrastructure strategies increased 44.7 percent in the first nine months of 2013 to $15.5 million, compared with $10.7 million in the first nine months of 2012, due to increased average AUM. Additionally, our average effective revenue yield for our MLP strategies was 50 basis points for the nine months ended September 30, 2013, compared to 49 basis points for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, performance fees were $0.7 million, essentially flat compared with the prior year period.

Other income includes gains and losses from our investments in registered funds and private funds or partnerships that we manage. For the nine months ended September 30, 2013, other income was $1.4 million compared with $0.5 million for the prior-year period.

Segment pre-tax operating margin for the nine months ended September 30, 2013 was 30.5 percent, compared to 27.1 percent for the nine months ended September 30, 2012. The increase was due to higher management fees driven by increased average AUM.

The following table summarizes the changes in our assets under management for the periods presented:

			Twelve
	Nine Months Ended		Months Ended
	September 30,		September 30,
(Dollars in millions)	2013	2012	2013
Value Equity
Beginning of period	$5,865	$5,805	$6,080
Net outflows	(548)	(317)	(746)
Net market appreciation	1,048	592	1,031
End of period	$6,365	$6,080	$6,365

MLP
Beginning of period	$3,186	$2,751	$3,152
Net inflows	453	219	572
Net market appreciation	640	182	555
End of period	$4,279	$3,152	$4,279

Total
Beginning of period	$9,051	$8,556	$9,232
Net outflows	(95)	(98)	(174)
Net market appreciation	1,688	774	1,586
End of period	$10,644	$9,232	$10,644

Total assets under management increased $1.6 billion to $10.6 billion in the first nine months of 2013. Value equity AUM was $6.4 billion at September 30, 2013, compared to $5.9 billion at December 31, 2012 as net market appreciation of $1.0 billion was offset by net client outflows of $0.5 billion during the period. MLP AUM increased $1.1 billion to $4.3 billion in the first nine months of 2013 as we experienced net market appreciation of $0.6 billion and net inflows of $0.5 billion.

Discontinued Operations

For the nine months ended September 30, 2013, we recorded a loss from discontinued operations, net of tax, of $3.9 million, compared with a loss of $2.1 million for the nine months ended September 30, 2012.

The results of discontinued operations for the Hong Kong capital markets business were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012
Net revenues	$—	$6,625

Restructuring expenses	—	11,057
Other expenses	517	16,550
Total non-interest expenses	517	27,607

Loss from discontinued operations before income tax benefit	(517)	(20,982)

Income tax benefit	(151)	(20,969)

Loss from discontinued operations, net of tax	$(366)	$(13)

The $0.5 million of other expenses recorded in the first nine months of 2013 consisted of residual costs incurred in closing the Hong Kong capital markets business.

The results of discontinued operations for FAMCO were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012
Net revenues	$1,716	$4,228

Total non-interest expenses	4,486	6,962

Loss from discontinued operations before income tax benefit	(2,770)	(2,734)

Income tax benefit	(1,091)	(681)

Loss from discontinued operations	(1,679)	(2,053)

Loss on sale, net of tax	(1,876)	—

Loss from discontinued operations, net of tax	$(3,555)	$(2,053)

The loss from discontinued operations for the nine months ended September 30, 2013 primarily related to the recognition of indemnification obligations associated with administrative proceedings the SEC is pursuing against former FAMCO employees and related matters.

See Note 5 to our unaudited consolidated financial statements for further discussion of our discontinued operations.

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

The following table reflects the composition of our Level III assets and Level III liabilities by asset class:

	Level III
	September 30,	December 31,
(Dollars in thousands)	2013	2012
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Fixed income securities	$100	$—
Municipal securities:
Tax-exempt securities	1,433	1,429
Short-term securities	656	656
Asset-backed securities	157,042	116,171
Derivative contracts	8,071	827
Total financial instruments and other inventory positions owned:	167,302	119,083

Investments	45,579	33,245
Total assets	$212,881	$152,328

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$6,581	$5,218
Total financial instruments and other inventory positions sold, but not yet purchased:	$6,581	$5,218

The following table reflects activity with respect to our Level III assets and liabilities:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2013	2012
Assets:
Purchases	$464,349	$366,364
Sales	(447,948)	(330,951)
Transfers in	—	3,452
Transfers out	(619)	(4,529)
Realized gains	38,765	22,938
Unrealized gains	6,006	6,334

Liabilities:
Purchases	$(5,873)	$(19,755)
Sales	745	1,434
Transfers out	—	(1,171)
Realized losses	5,115	17,375
Unrealized losses	1,376	8,690

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

Goodwill and Intangible Assets

We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities acquired requires certain management estimates. At September 30, 2013, we had goodwill of $210.8 million. The goodwill balance consists of $14.0 million recorded in 2013 as a result of our acquisitions of Seattle-Northwest and Edgeview within our capital markets segment and the remaining $196.8 million relates to our asset management segment. At September 30, 2013, we had intangible assets of $42.0 million, which includes $6.9 million of intangible assets acquired in 2013 related to our acquisitions of Seattle-Northwest and Edgeview.

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

We completed our 2012 annual goodwill impairment testing as of November 30, 2012, and concluded there was no goodwill impairment from continuing operations, which consisted of our ARI reporting unit. We recorded a non-cash goodwill impairment charge of $5.5 million related to our FAMCO reporting unit reported within discontinued operations. The amount represented the full value of goodwill attributable to the FAMCO reporting unit. We estimated the fair value of our FAMCO reporting unit using a discounted cash flow model and the anticipated sales price for FAMCO, which was classified as held for sale. We also tested the intangible assets (indefinite and definite-lived) and concluded there was no impairment.

We anticipate completing our 2013 annual goodwill and intangible asset impairment testing in the fourth quarter of 2013. Impairment charges, if any, resulting from this valuation analysis could materially adversely affect our results of operations.

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

Sign-on Grants are used as a recruiting tool for new employees and are issued to current employees as a retention tool. These awards have both cliff and ratable vesting terms. The employees must fulfill service requirements in exchange for rights to the awards. Compensation expense is amortized on a straight-line basis from the grant date over the requisite service period, generally two to five years. Employees forfeit unvested shares upon termination of employment and a reversal of compensation expense is recorded.

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

We have also granted MFRS Awards to new employees as a recruiting tool. Employees must fulfill service requirements in exchange for rights to the awards. Compensation expense from these awards will be amortized on a straight-line basis over the requisite service period of two to five years.

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

Income Taxes

We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally, amortization of share-based compensation. The realization of deferred tax assets is assessed and a valuation allowance is recognized to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. We believe that our future taxable profits will be sufficient to recognize our U.S. deferred tax assets. However, if our projections of future taxable profits do not materialize, we may conclude that a valuation allowance is necessary, which would impact our results of operations in that period. As of September 30, 2013, we have a deferred tax asset valuation allowance of $4.9 million related to our U.K. subsidiary’s net operating loss carryforwards, which represents all but $1.1 million of the U.K. subsidiary’s deferred tax asset. We anticipate reversing the full amount of our U.K. subsidiary's valuation allowance in the fourth quarter of 2013, based upon achieving three years of profitability and projected future earnings. This will result in a tax benefit to our results of operations.

In connection with the closure of our Hong Kong capital markets business, we realized a $21.0 million U.S. tax benefit due to a realized loss on the investment in our Hong Kong subsidiaries. The tax benefit was the excess of the tax basis of our investment in the subsidiaries over the financial statement carrying amount. We recorded the tax benefit within discontinued operations for the three months ended September 30, 2012.

We record deferred tax benefits for future tax deductions expected upon the vesting of share-based compensation. If deductions reported on our tax return for share-based compensation (i.e., the value of the share-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with ASC 718), we record the excess tax benefit as additional paid-in capital. Conversely, if deductions reported on our tax return for share-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, we offset the deficiency first to any previously recognized excess tax benefits recorded as additional paid-in capital and any remaining deficiency is recorded as income tax expense. At September 30, 2013, the excess tax benefits recorded as additional paid-in capital was not material. In the first quarter of 2014, 102,000 options will expire resulting in an estimated $0.9 million of income tax expense in the first quarter of 2014. Based on our share price as of October 22, 2013, we estimate that the value of approximately 475,000 shares vesting in the first quarter of 2014 will be at values greater than the grant date fair value resulting in $0.3 million of excess tax benefits recorded as additional paid-in-capital.

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

In the third quarter of 2012, our board of directors approved a new share repurchase authorization of up to $100 million in common shares through September 30, 2014. This authorization became effective October 1, 2012. During the first nine months of 2013, we repurchased 1,683,094 shares, or 11.1 percent of our outstanding common stock for an aggregate purchase price of $54.7 million related to this authorization. At September 30, 2013, we had $40.7 million remaining under this authorization. We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the first nine months of 2013, we purchased 377,479 shares or $15.2 million of our common shares for this purpose.

Leverage

The following table presents total assets, adjusted assets, total shareholders’ equity and tangible shareholders’ equity with the resulting leverage ratios as of:

	September 30,	December 31,
(Dollars in thousands)	2013	2012
Total assets	$2,492,694	$2,087,733
Deduct: Goodwill and intangible assets	(252,761)	(240,480)
Deduct: Assets from noncontrolling interests	(327,316)	(120,453)
Adjusted assets	$1,912,617	$1,726,800

Total shareholders' equity	$856,994	$790,175
Deduct: Goodwill and intangible assets	(252,761)	(240,480)
Deduct: Noncontrolling interests	(149,629)	(56,883)
Tangible common shareholders' equity	$454,604	$492,812

Leverage ratio (1)	2.9	2.6

Adjusted leverage ratio (2)	4.2	3.5

(1)	Leverage ratio equals total assets divided by total shareholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders’ equity.

Adjusted assets and tangible common shareholders’ equity are non-GAAP financial measures. A non-GAAP financial measure is a numeric measure of financial performance that includes adjustments to the most directly comparable measure calculated and presented in accordance with GAAP, or for which there is no specific GAAP measure. Goodwill and intangible assets are subtracted from total assets and total shareholders’ equity in determining adjusted assets and tangible common shareholders’ equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets which can be deployed in a liquid manner. Amounts attributed to noncontrolling interests are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholder's equity, respectively, as they represent assets and equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our leverage ratio and adjusted leverage ratio increased from December 31, 2012 to September 30, 2013 as a result of higher inventory balances.

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

Commercial Paper Program – Our U.S. broker dealer subsidiary, Piper Jaffray & Co, issues secured commercial paper to Qualified Purchasers (as defined by the SEC) to fund a portion of its securities inventory. This commercial paper is issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and is secured by different inventory classes, which is reflected in the interest rate paid on the respective program. The programs can issue with maturities of 27 to 270 days. The following table provides information about our commercial paper programs at September 30, 2013:

(Dollars in millions)	CP Series A	CP Series II A	CP Series III A
Maximum amount that may be issued	$300.0	$150.0	$100.0
Amount outstanding	217.2	55.9	72.6

Weighted average maturity, in days	128	108	32

Prime Broker Arrangement – We have established an arrangement to obtain overnight financing by a single prime broker related to our alternative asset management funds in municipal securities. Financing under this arrangement is secured by certain securities, primarily municipal securities, and collateral limitations could reduce the amount of funding available under this arrangement. More specifically, this funding is at the discretion of the prime broker and could be denied subject to a notice period. At September 30, 2013, we had $223.6 million of financing outstanding under this prime broker arrangement.

Committed Lines – Our committed line is a one-year $250 million revolving secured credit facility. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co., our U.S. broker dealer subsidiary, to maintain a minimum net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 28, 2013. We anticipate being able to renew this credit facility in the fourth quarter of 2013. At September 30, 2013, we had no advances against this line of credit.

Uncommitted Lines – We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $185 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have an uncommitted unsecured facility with one of these banks. All of these uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. More specifically, these lines are subject to approval by the respective bank each time an advance is requested and advances may be denied, which may be particularly true during times of market stress or market perceptions of our exposures. We manage our relationships with the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business. At September 30, 2013, we had $94.0 million outstanding advances against these lines of credit.

The following tables present the average balances outstanding for our various short-term funding sources by quarter for 2013 and 2012, respectively.

	Average Balance for the Three Months Ended
(Dollars in millions)	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013
Funding source:
Repurchase agreements	$11.2	$130.3	$66.2
Commercial paper	351.6	334.0	308.9
Prime broker arrangement	145.6	93.5	105.2
Short-term bank loans	1.8	11.8	5.1
Total	$510.2	$569.6	$485.4

	Average Balance for the Three Months Ended
(Dollars in millions)	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
Funding source:
Repurchase agreements	$50.0	$71.0	$158.5	$114.3
Commercial paper	307.2	278.5	238.8	201.2
Prime broker arrangement	180.0	154.7	32.1	5.8
Short-term bank loans	0.2	3.5	40.9	9.7
Total	$537.4	$507.7	$470.3	$331.0

The average funding in the third quarter of 2013 decreased to $510.2 million, compared with $569.6 million during the second quarter of 2013, primarily due to a decrease in average inventory. Average inventory balances declined in the third quarter of 2013 as we chose to reduce our market exposure.

The following tables present the maximum daily funding amount by quarter for 2013 and 2012, respectively.

	For the Three Months Ended
(Dollars in millions)	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013
Maximum amount of daily funding	$799.0	$779.3	$677.1

	For the Three Months Ended
(Dollars in millions)	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
Maximum amount of daily funding	$619.4	$613.8	$666.1	$486.0

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

The Note Purchase Agreement includes covenants that, among other things, require us to maintain a minimum consolidated tangible net worth and minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. With respect to the net capital covenant, our U.S. broker dealer subsidiary is required to maintain minimum net capital of $120 million. At September 30, 2013, we were in compliance with all covenants.

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

Capital Requirements

As a registered broker dealer and member firm of FINRA, our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. We also are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. At September 30, 2013, our net capital under the SEC’s uniform net capital rule was $150.2 million, and exceeded the minimum net capital required under the SEC rule by $149.2 million.

Although we operate with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our Capital Markets revenue producing activities.

At September 30, 2013 Piper Jaffray Ltd., our broker dealer subsidiary registered in the United Kingdom, was subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes our off-balance sheet arrangements at September 30, 2013 and December 31, 2012:

	Expiration Per Period at September 30, 2013						Total Contractual Amount
	Remainder			2016	2018		September 30,	December 31,
(Dollars in thousands)	of 2013	2014	2015	- 2017	- 2019	Later	2013	2012
Customer matched-book derivative contracts (1) (2)	$220	$30,000	$70,458	$106,467	$83,850	$5,054,923	$5,345,918	$5,569,096
Trading securities derivative contracts (2)	166,000	104,500	—	—	—	—	270,500	244,250
Credit default swap index contracts (2)	—	—	96,000	139,900	230,000	28,333	494,233	230,650
Private equity investment commitments (3)	—	—	—	—	—	—	35,882	44,010

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with two major financial institutions, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $201.7 million at September 30, 2013) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At September 30, 2013, we had $23.6 million of credit exposure with these counterparties, including $11.1 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At September 30, 2013 and December 31, 2012, the net fair value of these derivative contracts approximated $33.2 million and $35.5 million, respectively.

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

Loan Commitments

We may commit to bridge loan financing for our clients or make commitments to underwrite corporate debt. We had no loan commitments outstanding at September 30, 2013.

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

We have committed capital to certain entities and these commitments generally have no specified call dates. We had $35.9 million of commitments outstanding at September 30, 2013, of which $35.0 million related to a commitment to an affiliated merchant banking fund.

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

In addition to supporting daily risk management processes on the trading desks, our risk management functions support our financial risk committee and valuation committee. The financial risk committees oversee risk management practices, including defining acceptable risk tolerances and approving risk management policies.

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

Our different types of market risk include:

Interest Rate Risk — Interest rate risk represents the potential volatility from changes in market interest rates. We are exposed to interest rate risk arising from changes in the level and volatility of interest rates, changes in the shape of the yield curve, changes in credit spreads, and the rate of prepayments on our interest-earning assets (including client cash balances, investments, inventories, and resale agreements) and our funding sources (including client cash balances, short-term and bank syndicated financing, and repurchase agreements), which finance these assets. Interest rate risk is managed through the use of appropriate hedging in U.S. government securities, agency securities, mortgage-backed securities, corporate debt securities, interest rate swaps, options, futures, MMD rate lock agreements and forward contracts. These interest rate swap contracts are recorded at fair value with the changes in fair value recognized in earnings. Our interest rate hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate risk.

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

	September 30,	December 31,
(Dollars in thousands)	2013	2012
Interest Rate Risk	$2,308	$779
Equity Price Risk	494	911
Diversification Effect (1)	(497)	(737)
Total Value-at-Risk	$2,305	$953

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.

(Dollars in thousands)	High	Low	Average
For the Nine Months Ended September 30, 2013
Interest Rate Risk	$2,439	$578	$1,424
Equity Price Risk	2,434	366	1,200
Diversification Effect (1)			(912)
Total Value-at-Risk	$2,772	$865	$1,712

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2012
Interest Rate Risk	$1,273	$369	$780
Equity Price Risk	2,664	170	995
Diversification Effect (1)			(716)
Total Value-at-Risk	$2,451	$539	$1,059

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses exceeded our one-day VaR on one occasion during the first nine months of 2013.

The aggregate VaR as of September 30, 2013 was higher than the reported VaR on December 31, 2012. The increase in VaR is due to increased volatility during the measurement period and growth in trading efforts in asset classes that are accretive to overall VaR.

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

We are also exposed to liquidity risk in our day-to-day funding activities. We have a relatively low leverage ratio of 2.9 and adjusted leverage ratio of 4.2 as of September 30, 2013, as discussed above. We manage liquidity risk by diversifying our funding sources across products and among individual counterparties within those products. For example, our treasury department actively manages the use of our committed bank line, repurchase agreements, commercial paper issuance and secured and unsecured bank borrowings each day depending on pricing, availability of funding, available collateral and lending parameters from any one of these sources.

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

Credit Risk

Credit risk in our business arises from potential non-performance by counterparties, customers, borrowers or issuers of securities we hold in our trading inventory. The global credit crisis gave rise to increased credit risk, particularly counterparty risk, as the interconnectedness of the financial markets has caused market participants to be impacted by systemic pressure, or contagion, that results from the failure or potential failure of market participants. We manage this risk by imposing and monitoring position limits for each counterparty, monitoring trading counterparties, conducting credit reviews of financial counterparties, and conducting business through clearing organizations, which guarantee performance.

We have concentrated counterparty credit exposure with six non-publicly rated entities totaling $23.6 million at September 30, 2013. This counterparty credit exposure is part of our derivative program, consisting primarily of interest rate swaps. One derivative counterparty represents 47.3 percent, or $11.1 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

Merchant banking debt investments that have been funded are recorded in other assets at amortized cost on the consolidated statements of financial condition. At September 30, 2013, we had two funded merchant banking debt investments totaling $14.8 million. Merchant banking investments are monitored regularly by a financial committee.

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

During the third quarter of our fiscal year ending December 31, 2013, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2013.

				Total Number of Shares	Approximate Dollar
				Purchased as Part of	Value of Shares Yet to be
	Total Number of		Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased		Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(July 1, 2013 to July 31, 2013)	643,816	(2)	$32.51	642,296	$49	million
Month #2
(August 1, 2013 to August 31, 2013)	247,618	(3)	$33.56	237,299	$41	million
Month #3
(September 1, 2013 to September 30, 2013)	6,514	(4)	$32.53	5,826	$41	million
Total	897,948		$32.80	885,421	$41	million

(1)
On August 24, 2012, we announced that our board of directors had authorized the repurchase of up to $100.0 million of common stock through September 30, 2014. This share repurchase authorization became effective on October 1, 2012.

(2)
Consists of 642,296 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price per share of $32.51, and 1,520 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $33.00.

(3)
Consists of 237,299 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price per share of $33.58, and 10,319 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $33.26.

(4)
Consists of 5,826 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price per share of $32.50, and 688 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $32.82.

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
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (v) the notes to the Consolidated Financial Statements.
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 31, 2013.

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
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (v) the notes to the Consolidated Financial Statements.
Filed herewith