Form 10-K
period 2013-12-31
PIPER JAFFRAY COMPANIES
filed 2014-02-28
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐        Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑
The aggregate market value of the 16,068,113 shares of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates based upon the last sale price, as reported on the New York Stock Exchange, of the Common Stock on June 30, 2013 was approximately $508 million.
As of February 19, 2014, the registrant had 16,171,560 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s Proxy Statement for its 2014 Annual Meeting of Shareholders to be held on May 7, 2014.

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

ITEM 1.     BUSINESS.

Overview

Piper Jaffray Companies is an investment bank and asset management firm, serving the needs of corporations, private equity groups, public entities, non-profit entities and institutional investors in the U.S. and internationally. Founded in 1895, Piper Jaffray provides a broad set of products and services, including equity and debt capital markets products; public finance services; financial advisory services; equity and fixed income institutional brokerage; equity and fixed income research; and asset management services. Our headquarters are located in Minneapolis, Minnesota and we have offices across the United States and international locations in London, Hong Kong and Zurich. We market our investment banking and institutional securities business under a single name – Piper Jaffray – which gives us a consistent brand across this business. Our traditional asset management business is marketed under Advisory Research, Inc.

Prior to 1998, Piper Jaffray was an independent public company. U.S. Bancorp acquired the Piper Jaffray business in 1998 and operated it through various subsidiaries and divisions. At the end of 2003, U.S. Bancorp facilitated a tax-free distribution of our common stock to all U.S. Bancorp shareholders, causing Piper Jaffray to become an independent public company again.

Our Businesses

We operate through two reportable business segments, Capital Markets and Asset Management. We believe that the mix of activities across our business segments helps to provide diversification in our business model.

Capital Markets

The Capital Markets segment provides investment banking and institutional sales, trading and research services for various equity and fixed income products. This segment also includes the results from our two alternative asset management funds and our principal investments.

•
Investment Banking – We raise capital through equity financings and provide advisory services, primarily relating to mergers and acquisitions, for our corporate clients. We operate in the following focus industries: business services, clean technologies, consumer and retail, healthcare, industrials, and technology, media and telecommunications, primarily focusing on middle-market clients. For our government and non-profit clients, we underwrite debt issuances and provide financial advisory and interest rate risk management services. Our public finance investment banking capabilities focus on state and local governments, cultural and social service non-profit entities, and the healthcare, education, senior living and hospitality sectors.

•
Equity and Fixed Income Institutional Brokerage – We offer both equity and fixed income advisory and trade execution services for institutional investors and government and non-profit entities. Integral to our capital markets efforts, we have equity sales and trading relationships with institutional investors in the United States and Europe that invest in our core sectors. Our research analysts provide investment ideas and support to our trading clients on approximately 600 companies. Our fixed income sales and trading professionals have expertise in municipal, corporate, mortgage, agency, treasury and structured product securities and cover a range of institutional investors. We engage in trading activities for both customer facilitation and strategic trading purposes. Our strategic trading activities (i.e. proprietary trading) are dedicated solely to investing firm capital, and principally focus on investments in municipal bonds, mortgage-backed securities and equity securities.

•
Principal Investments – We engage in merchant banking activities, which involve equity or debt investments in late stage private companies. Additionally, we have investments in private equity and venture capital funds and other firm investments.

•
Alternative Asset Management Funds – As certain of our strategic trading and merchant banking efforts have matured and an investment process has been developed, we have created alternative asset management funds in municipal securities and merchant banking in order to invest firm capital as well as to seek capital from outside investors.

In 2013, we completed the acquisitions of Seattle-Northwest Securities Corporation ("Seattle-Northwest"), a Seattle-based investment bank and broker dealer focused on public finance in the Northwest region of the U.S., and Edgeview Partners, L.P. ("Edgeview"), a middle-market advisory firm specializing in mergers and acquisitions. For more information on our acquisitions of Seattle-Northwest and Edgeview, see Note 4 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Asset Management

The Asset Management segment includes our traditional asset management business and our seed investments in registered funds and private funds or partnerships that we manage. Our traditional asset management business offers specialized investment management solutions for institutions, private clients and investment advisors. We manage value-oriented domestic and international equity securities and energy infrastructure assets through open-end and closed-end funds. We also provide customized solutions to our clients. In many cases, we offer both diversified and more concentrated versions of our products, generally through separately managed accounts.

•
Value Equity – We take a value-driven approach to managing assets in the domestic and international equity markets. These investment strategies have an investment philosophy that centers on fundamental security selection across industries and regions with a focus on analyzing, among other things, a company's financial position, liquidity and profitability in light of its valuation. By focusing on securities with attractive net asset values, we seek to generate competitive long-term returns while minimizing investment risk.

•
Master Limited Partnerships ("MLPs") – We also manage MLPs focused on the energy sector. These strategies focus on growth, yet seek to limit exposure to riskier securities by placing greater importance on characteristics which support stable distributions and are representative of higher quality MLPs, including less volatile businesses, strategic assets, cleaner balance sheets and proven management teams. Prior to 2012, the MLP business was part of Fiduciary Asset Management, LLC ("FAMCO"), previously a division of our asset management segment that primarily managed fixed income strategies. In the first quarter of 2012, we reorganized our FAMCO and Advisory Research, Inc. ("ARI") reporting units, which resulted in the MLP business becoming part of ARI.

As of December 31, 2013, total assets under management ("AUM") were $11.2 billion, of which approximately 59 percent was invested in equities and 41 percent in MLPs. As of the same date, approximately 7 percent of our AUM was invested in international investment strategies and 93 percent was invested in domestic investment strategies. Approximately 83 percent of our AUM as of December 31, 2013 was managed on behalf of institutional clients, including foundations, endowments, pension funds and corporations, and through sub-advisory relationships, mutual fund sponsors and registered advisors, and approximately 17 percent of our AUM was managed on behalf of individual client relationships, which are principally high net worth individuals.

Discontinued Operations

In 2012, we shut down our Hong Kong capital markets business and ceased operations as of September 30, 2012. Additionally, we sold FAMCO, an asset management subsidiary, in the second quarter of 2013. For further information on our discontinued operations, see Note 5 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Financial Information about Geographic Areas

For financial information concerning our geographic regions for each of the years ended December 31, 2013, 2012, and 2011, respectively, see Note 26 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

Employees

As of February 19, 2014, we had approximately 1,053 employees, of whom approximately 654 were registered with the Financial Industry Regulatory Authority (“FINRA”).

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

The laws, rules and regulations comprising this regulatory framework can (and do) change frequently, as can the interpretation and enforcement of existing laws, rules and regulations. Recent conditions in the global financial markets and economy, including the 2008 financial crisis, caused legislators and regulators to increase the examination, enforcement and rule-making activity directed toward the financial services industry, which we expect to continue in the coming years. In 2010, the federal government passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). Dodd-Frank significantly restructures and intensifies regulation in the financial services industry, with provisions that include, among other things, the creation of a new systemic risk oversight body, expansion of the authority of existing regulators, increased regulation of and restrictions on OTC derivatives markets and transactions, broadening of the reporting and regulation of executive compensation, expansion of the standards for market participants in dealing with clients and customers, and regulation of fiduciary duties owed by municipal advisors or conduit borrowers of municipal securities. In addition, a section of Dodd-Frank referred to as the "Volcker Rule" provides for a limitation on proprietary trading and investments by certain bank holding companies. We are not a bank holding company and, as a result, the Volcker Rule does not apply to us. Even though portions of Dodd-Frank do not apply to us (e.g. the Volcker Rule), Dodd-Frank as a whole and the intensified regulatory environment, will likely alter certain business practices and change the competitive landscape of the financial services industry, which may have an adverse effect on our business, financial condition and results of operations.

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

We also operate an entity that is licensed and regulated by the U.K. Financial Conduct Authority. This entity is registered under the laws of England and Wales is authorized and regulated by the U.K. Financial Conduct Authority. While we ceased operations related to our Hong Kong capital markets business as of September 30, 2012, we expect to maintain a more limited presence in the Hong Kong region to facilitate our U.S. advisory business. Accordingly, we have applied for a regulatory license to be registered with and subject to the Hong Kong Securities and Futures Commission. The U.K. Financial Conduct Authority and the Hong Kong Securities and Futures Commission regulate these entities (in their respective jurisdictions) in areas of capital adequacy, customer protection and business conduct, among others.

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

We maintain asset management subsidiaries that are registered as investment advisers with the SEC and subject to regulation and oversight by the SEC. These entities are ARI, Piper Jaffray Investment Management LLC ("PJIM"), and PJC Capital Partners LLC. As registered investment advisors, these entities are subject to requirements that relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between advisor and advisory clients, as well as general anti-fraud prohibitions. Certain investment funds that we manage are registered investment companies under the Investment Company Act, as amended. Those funds and entities that serve as the funds' investment advisors are subject to the Investment Company Act and the rules and regulations of the SEC, which regulate the relationship between a registered investment company and its investment advisor and prohibit or severely restrict principal transactions or joint transactions, among other requirements. ARI is also authorized by the Irish Financial Services Regulatory Authority as an investment advisor in Ireland and cleared by the Luxembourg Commission de Surviellance du Secteur Financier as a manager to Luxembourg funds. ARI has established a Tokyo office which is a Representative Office of a Foreign Investment Advisor subject to Japanese laws and regulations. PJIM is registered with the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”) as a commodities pool operator. The registrations with the CFTC and NFA allow PJIM to enter into derivative instruments (e.g, interest rate swaps and credit default swap index contracts) to hedge risks associated with certain security positions of funds managed by PJIM.

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

Executive Officers

Information regarding our executive officers and their ages as of February 19, 2014, are as follows:

Name	Age	Position(s)
Andrew S. Duff	56	Chairman and Chief Executive Officer
Chad R. Abraham	45	Co-Head of Global Investment Banking and Capital Markets
Christopher D. Crawshaw	47	Head of Asset Management
Frank E. Fairman	56	Head of Public Finance
John W. Geelan	38	General Counsel and Secretary
Jeff P. Klinefelter	46	Global Head of Equities
R. Scott LaRue	53	Co-Head of Global Investment Banking and Capital Markets
Debbra L. Schoneman	45	Chief Financial Officer
M. Brad Winges	45	Head of Fixed Income Services

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

Christopher D. Crawshaw is our head of asset management. He has served in this role since January 2014. Mr. Crawshaw joined Piper Jaffray from Advisory Research, Inc., a Chicago-based asset management firm that we acquired in 2010, where he had been a managing director since 2004, having joined the company in 2001. Mr. Crawshaw was named president of Advisory Research in 2012.

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

Jeff P. Klinefelter is the global head of our equities business, a position he has held since July 2012. From May 2010 until July 2012, he served as head of equity research. Mr. Klinefelter joined Piper Jaffray in 1997 as a research analyst.

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

Additional Information

Our principal executive offices are located at 800 Nicollet Mall, Suite 1000, Minneapolis, Minnesota 55402, and our general telephone number is (612) 303-6000. We maintain an Internet Web site at http://www.piperjaffray.com. The information contained on and connected to our Web site is not incorporated into this report. We make available free of charge on or through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and all other reports we file with the SEC, as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the SEC. “Piper Jaffray,” the “Company,” “registrant,” “we,” “us” and “our” refer to Piper Jaffray Companies and our subsidiaries. The Piper Jaffray logo and the other trademarks, tradenames and service marks of Piper Jaffray mentioned in this report, including Piper Jaffray®, are the property of Piper Jaffray.

ITEM 1A.     RISK FACTORS.

Developments in market and economic conditions have in the past adversely affected, and may in the future adversely affect, our business and profitability and cause volatility in our results of operations.

Economic and market conditions have had, and will continue to have, a direct and material impact on our results of operations and financial condition because performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity. For example:

•
Interest rates, which had been at or near historical lows in 2012, rose significantly in 2013 as investors anticipated that the Federal Reserve would taper its quantitative easing program based on a stronger U.S. economy. At times in 2013, the rise in interest rates was rapid and severe, which led to widening credit spreads and a volatile trading environment. This environment negatively impacted our fixed income institutional business in 2013 as it reduced client activity and the value of our fixed income inventory positions, both those held for facilitating client activity and our own proprietary trading. Our interest rate hedging strategies were not able to fully mitigate these inventory losses. Also, our public finance investment banking business underwrote significantly fewer debt refinancing issuances as interest rates increased. We expect interest rates to continue to rise in 2014 and a rapid or severe increase may negatively impact our fixed income institutional business similar to 2013. The impact from a rapid or severe rise in interest rates and any attendant volatility on the value of our fixed income inventory positions may not be fully mitigated by our interest rate hedging strategies, as we generally do not hedge all of our interest rate risk and volatility may reduce the correlation (i.e., effectiveness) between certain hedging vehicles and the securities inventory we are attempting to hedge. Interest rate increases in 2014, both gradual and more severe, would continue to negatively impact the volume of debt refinancing issuances in our public finance business.

•
Our equities investment banking revenue, in the form of underwriting, placement and financial advisory fees is directly related to global macroeconomic conditions and corresponding financial market activity. As an example, a significant component of our investment banking revenues are derived from initial public offerings of middle-market companies in growth sectors, and activity in this area is highly correlated to the macroeconomic environment. Even though equity markets were strong, volatility generally remained low, and the U.S. economy continued to show signs of improvement in 2013, growth has been uneven across various sectors. In addition, the U.S. and global economic recovery as a whole remains vulnerable to the possible risks posed by certain economic conditions or exogenous shocks, which could include, among other things, tepid job and consumer spending growth, the impact from the Federal Reserve's tapering of its quantitative easing program, a decline in the U.S. labor force participation rate, significant cuts to federal spending, concerns about deficit levels, taxes and U.S. debt ratings, a resurgence of the European sovereign debt crisis, and the continued potential for a deterioration in global economic conditions as a result of a significant downturn in one or more major economic regions. If these factors were to worsen or if an exogenous shock were to materialize, it could lead to equity market declines and volatility, which would likely have a significant negative impact on our results of operations.

•
An unsustainable economic recovery would likely result in a decline in the financial markets, reducing asset valuations and adversely impacting our asset management business. A reduction in asset values would negatively impact this business by reducing the value of assets under management, and as a result, the revenues generated from this business.

It is difficult to predict the market conditions for 2014, which are dependent in large part upon the pace and sustainability of the global economic recovery. Our smaller scale compared to many of our competitors and the cyclical nature of the economy and this industry leads to volatility in our financial results, including our operating margins, compensation ratios and revenue and expense levels. Our financial performance may be limited by the fixed nature of certain expenses, the impact from unanticipated losses or expenses during the year, and the inability to scale back costs in a timeframe to match decreases in revenue-related changes in market and economic conditions. As a result, our financial results may vary significantly from quarter-to-quarter and year-to-year.

Our proprietary trading and principal investments expose us to risk of loss.

We engage in a variety of activities in which we commit or invest our own capital, including proprietary trading and principal investing. During 2013, our proprietary trading activities (which we also refer to as "strategic trading" in this report) related to municipal bonds, non-agency mortgage bonds, and equities constituted a considerable portion of our institutional brokerage revenues, and were a meaningful contributor to our overall financial results. Fixed-income proprietary trading activities — particularly with respect to non-agency mortgage bonds — comprise a meaningful percentage of our Level III assets within our securities inventory. Level III assets have little or no pricing observability, and may be less liquid than other securities that we hold in our securities inventory. In addition to proprietary trading, we engage in principal investing, having established alternative asset management funds for municipal securities and merchant banking. We have invested firm capital in these funds alongside capital raised from outside investors, and intend to continue to develop these alternative asset management strategies. Additionally, we have principal investments in equity and debt instruments of private companies, and in private equity and venture capital funds, among other firm investments.

Our results from these activities may vary significantly from quarter to quarter, especially as it relates to proprietary trading activity. We may incur significant losses from our proprietary activities due to fixed income or equity market fluctuations and volatility from quarter to quarter. In addition, we may engage in hedging transactions that if not successful, could result in losses. With respect to principal investing, our ability to withdraw our capital from these funds may be limited, increasing the risk of loss for these investments. Also, our merchant banking activity involves investments in late stage private companies, and we may be unable to realize our investment objectives by sale or other disposition at attractive prices.

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

•
Our fixed income institutional business derives its revenue from sales and trading activity in the municipal market and from products within the taxable market, including structured mortgages, hybrid preferreds and government agency products. Our operating results for our fixed income institutional business may not correlate with the results of other firms or the fixed income market generally because we do not participate in significant segments of the fixed income markets such as credit default swaps, and currencies and commodities.

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

•
A significant portion of our asset management revenues are derived from actively-managed equity products, and this type of investment product has experienced asset outflows in recent years. Although equity markets performed well in 2013 and most equity products experienced asset inflows during the year, equity market uncertainty, the increased prevalence of lower-cost passively-managed funds, and other negative events impacting investor confidence could cause the negative trend for actively-managed equity products to continue. Outflows for this investment product negatively affect results of operations for this business, as revenues are closely tied to assets under management.

Our stock price may fluctuate as a result of several factors, including but not limited to, changes in our revenues, operating results, tangible book value and return on equity.

We have experienced, and expect to experience in the future, fluctuations in the market price of our common stock due to factors that relate to the nature of our business, including but not limited to changes in our revenues, operating results, tangible book value, and return on equity. Our business, by its nature, does not produce steady and predictable earnings on a quarterly basis, which causes fluctuations in our stock price that may be significant. Other factors that have affected, and may further affect, our stock price include changes in or news related to economic or market events or conditions, changes in market conditions in the financial services industry, including developments in regulation affecting our business, failure to meet the expectations of market analysts, changes in recommendations or outlooks by market analysts, and aggressive short selling similar to that experienced in the financial industry in 2008.

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

To the extent our investment performance is perceived to be poor in either relative or absolute terms, our asset management revenues will likely be reduced and our ability to attract new funds will likely be impaired. Even when market conditions are generally favorable, our investment performance may be adversely affected by our investment style and the particular investments that we make. Further, as the size and number of investment funds, including exchange-traded funds, hedge funds and private equity funds increases, it is possible that it will become increasingly difficult for us to attract new assets under management or price competition may mean that we are unable to maintain our current fee structures.

An inability to readily divest trading positions may result in financial losses to our business.

Timely divestiture of our trading positions, including equity, fixed income and other securities positions, can be impaired by decreased trading volume, increased price volatility, rapid changes in interest rates, concentrated trading positions, limitations on the ability to divest positions in highly specialized or structured transactions and changes in industry and government regulations. This is true both for customer transactions that we facilitate as well as proprietary trading positions that we maintain. While we hold a security, we are vulnerable to valuation fluctuations and may experience financial losses to the extent the value of the security decreases and we are unable to timely divest or hedge our trading position in that security. The value may decline as a result of many factors, including issuer-specific, market or geopolitical events. In addition, in times of market uncertainty, the inability to transfer inventory positions may have an impact on our liquidity as funding sources generally decline and we are unable to pledge the underlying security as collateral. Our liquidity may also be impacted if we choose to facilitate liquidity for specific products and voluntarily increase our inventory positions in order to do so, exposing ourselves to greater market risk and potential financial losses from the reduction in value of illiquid positions.

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

Particular activities or products within our business have exposed us to increasing credit risk, including inventory positions, interest rate swap contracts with customer credit exposure, merchant banking debt investments, counterparty risk with two major financial institutions related to customer interest rate swap contracts without customer credit exposure, investment banking and advisory fee receivables, customer margin accounts, and trading counterparty activities related to settlement and similar activities. With respect to interest rate swap contracts with customer credit exposure, we have credit exposure with six counterparties totaling $22.0 million at December 31, 2013 as part of our matched-book interest rate swap program. In the event of a termination of the contract, the counterparty would owe us the applicable amount of the credit exposure, and we would owe that amount to our hedging counterparty. If our counterparty is unable to make its payment to us, we would still be obligated to pay our hedging counterparty, resulting in credit losses. With respect to merchant banking investments, we have one debt investment totaling $11.6 million as of December 31, 2013. Non-performance by our counterparties, clients and others, including with respect to our inventory positions, interest rate swap contracts with customer credit exposures and our merchant banking debt investments could result in losses, potentially material, and thus have a significant adverse effect on our business and results of operations.

An inability to access capital readily or on terms favorable to us could impair our ability to fund operations and could jeopardize our financial condition and results of operations.

Liquidity, or ready access to funds, is essential to our business. Several large financial institutions failed or merged with others during the credit crisis following significant declines in asset values in securities held by these institutions, and, during 2011, a financial institution failed due to liquidity issues related to the European sovereign debt crisis. To fund our business, we rely on commercial paper and bank financing as well as other funding sources such as the repurchase markets. Our bank financing includes uncommitted credit lines, which could become unavailable to us on relatively short notice. In an effort to mitigate this funding risk, we renewed a $250 million credit facility for the fifth consecutive year in 2013, and also issued $125 million of unsecured variable rate notes at the end of 2012, refinancing a three-year secured credit facility. The notes consist of two classes, with $50 million maturing in May 2014 and $75 million maturing in November 2015. In order to further diversify our short-term funding needs, we also continue to maintain our $300 million and $150 million commercial paper programs, and initiated a third commercial program in the amount of $100 million during 2013.

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

Concentration of risk increases the potential for significant losses in our sales and trading, proprietary trading, merchant banking and underwriting businesses. We have committed capital to these businesses, and we may take substantial positions in particular types of securities and/or issuers. This concentration of risk may cause us to suffer losses even when economic and market conditions are generally favorable for our competitors. Further, disruptions in the credit markets can make it difficult to hedge exposures effectively and economically. We also experience concentration of risk in our role as remarketing agent and broker dealer for certain types of municipal securities, including in our role as remarketing agent for approximately $3.3 billion of variable rate demand notes. In an effort to facilitate liquidity, we may (but are not required to) increase our inventory positions in securities, exposing ourselves to greater concentration of risk and potential financial losses from the reduction in value of illiquid positions. Further, inventory positions that benefit from a liquidity provider, such as certain types of variable rate demand notes, may be adversely affected by an event that results in termination of the liquidity provider's obligation, such as an insolvency or ratings downgrade of the monoline insurer.

Our underwriting and market-making activities may place our capital at risk.

We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we purchased as an underwriter at the anticipated price levels. As an underwriter, we also are subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite. Further, even though underwriting agreements with issuing companies typically include a right to indemnification in favor of the underwriter for these offerings to cover potential liability from any material misstatements or omissions, indemnification may be unavailable or insufficient in certain circumstances, for example if the issuing company has become insolvent. These underwriting-

related risks may be greater with respect to our now-discontinued business in Asia because the Asian capital markets are generally less developed than those of the U.S. and many Asia-based issuer companies are less mature than may be the case in the U.S. and may have a higher risk profile. Additionally, indemnification and other contractual obligations of Asia-based companies may offer less protection to underwriters than they do for U.S. companies; Asia-based companies may have no assets in the U.S. upon which collection could be made, and a legal judgment obtained in the U.S. (for example related to an indemnification obligation) may be unenforceable in Asia.

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

Currently, federal law allows investors in debt issuances by government and non-profit entities to exclude the bond interest for federal income tax purposes, resulting in lower interest expense for the issuer as compared to a taxable financing. In recent years, federal lawmakers have presented various proposals to limit or eliminate the tax-exempt status of this bond interest, and further negotiations in 2014 regarding the budget deficit and federal spending cuts may also include similar proposals. Our public finance investment banking business receives significant revenues as a result of underwriting activity in connection with debt issuances by government and non-profit clients, primarily on a tax-exempt basis. Also, a significant percentage of our securities inventory — both positions held for client activity and our own proprietary trading positions — consist of municipal securities. Any reduction or elimination of tax-exempt bond interest could negatively impact the value of the municipal securities we hold in our securities inventory as well as our public finance investment banking business more generally, which would negatively impact the results of operations for these businesses.

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

As a participant in the financial services industry, we are subject to complex and extensive regulation of many aspects of our business by U.S. federal and state regulatory agencies, self-regulatory organizations (including securities exchanges) and by foreign governmental agencies, regulatory bodies and securities exchanges. Specifically, our operating subsidiaries include broker dealer and related securities entities organized in the United States and the United Kingdom, and we have applied for a regulatory license in Hong Kong Special Administrative Region of the People's Republic of China (“PRC”) as we expect to maintain a more limited presence in the region to facilitate our U.S. advisory business following the cessation of operations in 2012. Each of these entities is registered or licensed (or has applied to be licensed) with the applicable local securities regulator and is subject to all of the applicable rules and regulations promulgated by those authorities. In addition, our asset management subsidiaries, ARI, PJIM, and PJC Capital Partners LLC are registered as investment advisers with the SEC and subject to the regulation and oversight by the SEC.

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

The laws, rules and regulations comprising this regulatory framework can (and do) change frequently, as can the interpretation and enforcement of existing laws, rules and regulations. Recent conditions in the global financial markets and economy, including the 2008 financial crisis, caused legislators and regulators to increase the examination, enforcement and rule-making activity directed toward the financial services industry, which we expect to continue in the coming years. In 2010, the federal government passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). Dodd-Frank significantly restructures and intensifies regulation in the financial services industry, with provisions that include, among other things, the creation of a new systemic risk oversight body, expansion of the authority of existing regulators, increased regulation of and restrictions on OTC derivatives markets and transactions, broadening of the reporting and regulation of executive compensation, expansion of the standards for market participants in dealing with clients and customers, and regulation of fiduciary duties owed by municipal advisors or conduit borrowers of municipal securities. The intensified regulatory environment will likely alter certain business practices and change the competitive landscape of the financial services industry, which may have an adverse effect on our business, financial condition and results of operations.

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

The effort to combat money laundering also has become a high priority in governmental policy with respect to financial institutions. The obligation of financial institutions, including ourselves, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls which have increased, and may continue to increase, our costs. Any failure with respect to our programs in this area could subject us to serious regulatory consequences, including substantial fines, and potentially other liabilities. In addition, our international operations require compliance with anti-bribery laws, including the Foreign Corrupt Practices Act and the U.K. Bribery Act 2010. These laws generally prohibit companies and their intermediaries from engaging in bribery or making other improper payments to foreign officials for the purpose of obtaining or retaining business or gaining an unfair business advantage. While our employees and agents are required to comply with these laws, we cannot ensure that our internal control policies and procedures will always protect us from intentional, reckless or negligent acts committed by our employees or agents, which acts could subject our company to fines or other regulatory consequences.

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

We use interest rate swaps, interest rate locks, credit default swap index contracts and option contracts as a means to manage risk in certain inventory positions and to facilitate customer transactions. With respect to risk management, we enter into derivative contracts to hedge interest rate and market value risks associated with our security positions, including fixed income inventory positions we hold both for facilitating client activity as well as for our own proprietary trading operations. The instruments use interest rates based upon either the Municipal Market Data (“MMD”) index, LIBOR or SIFMA index. We also enter into credit default swap index contracts to hedge risks associated with our taxable fixed income securities, and option contracts to hedge market value risk associated with convertible securities and asset-backed securities. Generally, we do not hedge all of our interest rate risk. In addition, these hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate and market value credit risk, especially when market volatility reduces the correlation between a hedging vehicle and the securities inventory being hedged.

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

Certain financial instruments, including financial instruments and other inventory positions owned, and financial instruments and other inventory positions sold but not yet purchased, are recorded at fair value, and unrealized gains and losses related to these financial instruments are reflected on our consolidated statements of operations. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments' complexity. Difficult market environments, such as those experienced in 2008, may cause financial instruments to become substantially more illiquid and difficult to value, increasing the use of valuation models. Our future results of operations and financial condition may be adversely affected by the valuation adjustments that we apply to these financial instruments.

We may make strategic acquisitions and minority investments, engage in joint ventures or divest or exit existing businesses, which could cause us to incur unforeseen expenses and have disruptive effects on our business but may not yield the benefits we expect.

We may grow in part through corporate development activities that may include acquisitions, joint ventures and minority investment stakes. For example, we expanded our existing asset management business in March 2010 with the acquisition of ARI, a Chicago-based asset management firm, and we added to our public finance and fixed income sales and trading and corporate advisory businesses with our acquisitions of Seattle-Northwest Securities Corporation and Edgeview Partners, L.P. in July 2013. There are a number of risks associated with corporate development activities. Costs or difficulties relating to a transaction, including integration of products, employees, technology systems, accounting systems and management controls, may be difficult to predict accurately and be greater than expected causing our estimates to differ from actual results. We may be unable to retain key personnel after the transaction, and the transaction may impair relationships with customers and business partners. We may incur unforeseen liabilities of an acquired company that could impose significant and unanticipated legal costs on us. Also, our share price could decline after we announce or complete a transaction if investors view the transaction as too costly or unlikely to improve our competitive position. Longer-term, these activities require increased investment in management personnel, financial and management systems and controls and facilities, which, in the absence of continued revenue growth, would cause our operating margins to decline. More generally, any difficulties that we experience could disrupt our ongoing business, increase our expenses and adversely affect our operating results and financial condition. We also may be unable to achieve anticipated benefits and synergies from the transaction as fully as expected or within the expected time frame. Divestitures or elimination of existing businesses or products could have similar effects. For example, we shut down our Hong Kong capital markets business in 2012, and realized a pre-tax loss on the investment in our Hong Kong subsidiaries.

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

The financial services industry remains extremely competitive, and our revenues and profitability will suffer if we are unable to compete effectively. An inability to effectively compete will also have a negative impact on our ability to achieve our strategic priorities, which include growth for our public finance, fixed income sales, asset management, and corporate advisory businesses. We compete generally on the basis of such factors as quality of advice and service, reputation, price, product selection, transaction execution and financial resources. Pricing and other competitive pressures in investment banking, including trends toward multiple book runners, co-managers, and multiple financial advisors handling transactions, have continued and could adversely affect our revenues. The trend toward multiple book runners has also been accompanied by an increasing disparity in the relative economics between or among book runners, with the senior book runner(s) receiving a large percentage of the economics.

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

To the extent we conduct business outside the United States, for example in Asia and Europe, we are subject to risks including, without limitation, the risk that we will be unable to provide effective operational support to these business activities, the risk of non-compliance with foreign laws and regulations, and the general economic and political conditions in countries where we conduct business, which may differ significantly from those in the United States. In 2012, we shut down our Hong Kong capital markets business following a sustained period of operating losses, though we have applied for a regulatory license in Hong Kong to maintain a presence in the region to facilitate advisory engagements. With respect to our Asia-based capital markets activity, we facilitated underwritten capital-raising transactions for Asia-based issuers, which may have exposed us to greater underwriting risk in our capital markets business as compared to the U.S., as noted above.

Provisions in our certificate of incorporation and bylaws and of Delaware law may prevent or delay an acquisition of our company, which could decrease the market value of our common stock.

Our certificate of incorporation and bylaws and Delaware law contain provisions that are intended to deter abusive takeover tactics by making them unacceptably expensive to the raider and to encourage prospective acquirors to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include limitations on our shareholders' ability to act by written consent and to call special meetings. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15 percent or more of our outstanding common stock. We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal, and are not intended to make our company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of our company and our shareholders.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES.

As of February 19, 2014, we conducted our operations through 45 principal offices in 28 states and in London, Hong Kong and Zurich. All of our offices are leased. Our principal executive office is located at 800 Nicollet Mall, Suite 1000, Minneapolis, Minnesota and, as of February 19, 2014, comprises approximately 240,000 square feet of leased space (approximately 90,000 square feet of this space is sublet to others). Our existing sublease arrangement with U.S. Bancorp for our headquarters at 800 Nicollet Mall expires in May 2014, and our new lease agreement for approximately 124,000 square feet of office space at the same location commences on June 1, 2014. This new lease at 800 Nicollet Mall expires on November 30, 2025, and includes an option to terminate the lease early effective January 31, 2022.

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

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange under the symbol “PJC.” The following table contains historical quarterly price information for the years ended December 31, 2013 and 2012. On February 19, 2014, the last reported sale price of our common stock was $39.77.

	2013 Fiscal Year		2012 Fiscal Year
	High	Low	High	Low
First Quarter	$41.97	$32.95	$27.20	$21.03
Second Quarter	36.26	30.50	27.46	20.53
Third Quarter	36.14	30.99	27.81	19.56
Fourth Quarter	39.55	32.33	32.13	25.33

Shareholders

We had 16,870 shareholders of record and approximately 30,259 beneficial owners of our common stock as of February 19, 2014.

Dividends

We do not currently pay cash dividends on our common stock. Our board of directors is free to change our dividend policy at any time. Restrictions on our U.S. broker dealer subsidiary’s ability to pay dividends are described in Note 27 to the consolidated financial statements.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended December 31, 2013.

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares Yet to be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(October 1, 2013 to October 31, 2013)	36,568	$32.43	36,568	$39	million
Month #2
(November 1, 2013 to November 30, 2013)	8,991	$35.62	—	$39	million
Month #3
(December 1, 2013 to December 31, 2013)	243	$37.44	—	$39	million
Total	45,802	$33.08	36,568	$39	million

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

Stock Performance Graph

The following graph compares the performance of an investment in our common stock from December 31, 2008 through December 31, 2013, with the S&P 500 Index and the S&P 500 Diversified Financials Index. The graph assumes $100 was invested on December 31, 2008, in each of our common stock, the S&P 500 Index and the S&P 500 Diversified Financials Index and that all dividends were reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

FIVE YEAR TOTAL RETURN FOR PIPER JAFFRAY COMPANIES COMMON STOCK,
THE S&P 500 INDEX AND THE S&P DIVERSIFIED FINANCIALS INDEX

Company/Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Piper Jaffray Companies	100	127.29	88.05	50.80	80.81	99.47
S&P 500 Index	100	126.46	145.51	148.59	172.37	228.19
S&P 500 Diversified Financials	100	130.39	137.01	95.86	135.49	191.57

ITEM 6.     SELECTED FINANCIAL DATA.

The following table presents our selected consolidated financial data in accordance with U.S. generally accepted accounting principles for the periods and dates indicated. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	For the year ended December 31,
(Dollars and shares in thousands, except per share data)	2013	2012	2011		2010	2009
Revenues:
Investment banking	$248,563	$232,958	$202,513		$239,630	$197,951
Institutional brokerage	146,648	166,642	135,358		161,698	218,058
Asset management	83,045	65,699	63,307		55,948	5,122
Interest	50,409	37,845	43,447		40,474	30,528
Investment income	21,566	4,903	8,178		5,371	(1,027)

Total revenues	550,231	508,047	452,803		503,121	450,632

Interest expense	25,036	19,095	20,720		23,187	9,716

Net revenues	525,195	488,952	432,083		479,934	440,916

Non-interest expenses:
Compensation and benefits	322,464	296,882	265,015		280,047	257,842
Restructuring and integration costs	4,689	3,642	—		10,699	3,541
Goodwill impairment	—	—	120,298		—	—
Other	122,429	119,417	126,959		135,371	119,444

Total non-interest expenses	449,582	419,941	512,272		426,117	380,827

Income/(loss) from continuing operations before income tax expense/(benefit)	75,613	69,011	(80,189)		53,817	60,089

Income tax expense	20,390	19,470	9,120		32,163	26,706

Net income/(loss) from continuing operations	55,223	49,541	(89,309)		21,654	33,383

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	(4,739)	(5,807)	(11,248)		2,276	(3,187)

Net income/(loss)	50,484	43,734	(100,557)		23,930	30,196

Net income/(loss) applicable to noncontrolling interests	5,394	2,466	1,463		(432)	(173)

Net income/(loss) applicable to Piper Jaffray Companies	$45,090	$41,268	$(102,020)		$24,362	$30,369

Net income/(loss) applicable to Piper Jaffray Companies' common shareholders	$40,596	$35,335	$(102,020)	(1)	$18,929	$24,888

Continued on next page

	For the year ended December 31,
(Dollars and shares in thousands, except per share data)	2013	2012	2011		2010	2009
Amounts applicable to Piper Jaffray Companies
Net income/(loss) from continuing operations	$49,829	$47,075	$(90,772)		$22,086	$33,556
Net income/(loss) from discontinued operations	(4,739)	(5,807)	(11,248)		2,276	(3,187)
Net income/(loss) applicable to Piper Jaffray Companies	$45,090	$41,268	$(102,020)		$24,362	$30,369

Earnings/(loss) per basic common share
Income/(loss) from continuing operations	$2.98	$2.58	$(5.79)		$1.12	$1.72
Income/(loss) from discontinued operations	(0.28)	(0.32)	(0.72)		0.12	(0.16)
Earnings/(loss) per basic common share	$2.70	$2.26	$(6.51)		$1.23	$1.56

Earnings/(loss) per diluted common share
Income/(loss) from continuing operations	$2.98	$2.58	$(5.79)		$1.12	$1.72
Income/(loss) from discontinued operations	(0.28)	(0.32)	(0.72)		0.11	(0.16)
Earnings/(loss) per diluted common share	$2.70	$2.26	$(6.51)	(2)	$1.23	$1.55

Weighted average number of common shares
Basic	15,046	15,615	15,672		15,348	15,952
Diluted	15,061	15,616	15,672	(2)	15,378	16,007

Other data
Total assets	$2,318,157	$2,087,733	$1,655,721		$2,033,787	$1,703,330
Long-term debt	$125,000	$125,000	$115,000		$125,000	$—
Total common shareholders' equity	$734,676	$733,292	$718,391		$813,312	$778,616
Total shareholders' equity	$882,072	$790,175	$750,600		$818,101	$782,319
Total employees (3)	1,026	907	919		922	934

(1)	No allocation of income was made due to loss position.

(2)	Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred.

(3)	Number of employees reflect continuing operations.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the accompanying audited consolidated financial statements and related notes and exhibits included elsewhere in this report. Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include, among other things, statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under “Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2013 and in our subsequent reports filed with the SEC. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under “External Factors Impacting Our Business” as well as the factors identified under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as updated in our subsequent reports filed with the SEC. These reports are available at our Web site at www.piperjaffray.com and at the SEC Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

Explanation of Non-GAAP Financial Measures

We have included financial measures that are not prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These non-GAAP financial measures include adjustments to exclude (1) revenues and expenses related to noncontrolling interests, (2) amortization of intangible assets related to acquisitions, (3) compensation from acquisition-related agreements, (4) restructuring and acquisition integration costs and (5) a goodwill impairment charge recognized in 2011. These adjustments affect the following financial measures: net revenues, non-compensation expenses, net income applicable to Piper Jaffray Companies, earnings per diluted common share, segment net revenues, segment operating expenses, segment pre-tax operating income and segment pre-tax operating margin. Management believes that presenting these results and measures on an adjusted basis in conjunction with U.S. GAAP measures provides the most meaningful basis for comparison of its operating results across periods.

Executive Overview

Our continuing operations are principally engaged in providing investment banking, institutional brokerage, asset management and related financial services to corporations, private equity groups, public entities, non-profit entities and institutional investors in the United States and Europe. We operate through two reportable business segments:

Capital Markets – The Capital Markets segment provides institutional sales, trading and research services and investment banking services. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Investment banking services include management of and participation in underwritings, merger and acquisition services and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Also, we generate revenue through strategic trading activities, which focus on proprietary investments in municipal bonds, mortgage-backed securities, equity securities and merchant banking activities, which involve equity or debt investments in late stage private companies. As certain of these efforts have matured and an investment process has been developed, we have created alternative asset management funds in merchant banking and municipal securities in order to invest firm capital as well as to seek capital from outside investors. We receive management and performance fees for managing these funds.

As part of our strategy to grow our public finance business, on July 12, 2013, we completed the acquisition of Seattle-Northwest Securities Corporation ("Seattle-Northwest"), a Seattle-based investment bank and broker dealer focused on public finance in the Northwest region of the U.S.

On July 16, 2013, we completed the purchase of Edgeview Partners, L.P. ("Edgeview"), a middle-market advisory firm specializing in mergers and acquisitions. The acquisition further strengthens our mergers and acquisitions position in the middle market and adds resources dedicated to the private equity community.

For more information on our acquisitions of Seattle-Northwest and Edgeview, see Note 4 of our consolidated financial statements. We incurred $4.3 million of restructuring, integration and transaction costs in the year ended December 31, 2013 related to these acquisitions.

Asset Management – The Asset Management segment provides traditional asset management services by taking a value-driven approach to managing assets in domestic and international equity markets. Additionally, the asset management segment manages master limited partnerships (“MLPs”) focused on the energy sector for institutions and individuals. Revenues are generated in the form of management and performance fees. Revenues are also generated through investments in the partnerships and funds that we manage.

Discontinued Operations – Our discontinued operations for all periods presented include the operating results of our Hong Kong capital markets business and Fiduciary Asset Management, LLC ("FAMCO"), an asset management subsidiary. As of September 30, 2012, we ceased operations related to our Hong Kong capital markets business. As a result of discontinuing this business, we realized net cash proceeds of approximately $19.1 million, due principally to a U.S. tax benefit for the realized loss on the investment in our Hong Kong subsidiaries. We sold FAMCO in the second quarter of 2013. FAMCO was classified as held for sale as of December 31, 2012. See Note 5 to our consolidated financial statements for further discussion of our discontinued operations.

Results for the year ended December 31, 2013

For the year ended December 31, 2013, net income applicable to Piper Jaffray Companies, including continuing and discontinued operations, was $45.1 million, or $2.70 per diluted common share. Net income applicable to Piper Jaffray Companies from continuing operations in 2013 was $49.8 million, or $2.98 per diluted common share, compared with $47.1 million, or $2.58 per diluted common share, for the prior-year period. The current period results of operations include a $4.0 million, or $0.24 per diluted common share, tax benefit from reversing the full amount of our U.K. subsidiary's deferred tax asset valuation allowance. In 2013, we generated a return on average common shareholders' equity of 6.2 percent, compared with 5.7 percent for 2012. Net revenues from continuing operations for the year ended December 31, 2013 were $525.2 million, up 7.4 percent from $489.0 million in the year-ago period. In 2013, we recorded increased revenues from our equity-related businesses, asset management services and merchant banking activities, offset in part by lower advisory services and fixed income institutional brokerage revenues. For the year ended December 31, 2013, non-compensation expenses from continuing operations were $127.1 million, up from $123.1 million in 2012.

For the year ended December 31, 2013, adjusted net income applicable to Piper Jaffray Companies from continuing operations was $59.5 million(1), or $3.56(1) per diluted common share, compared with $54.3 million(1), or $2.98(1) per diluted common share, for the prior-year period. Adjusted net revenues for the year ended December 31, 2013 were $516.4 million(1), an increase of 6.5 percent from $484.8 million(1) reported in the year-ago period. For the year ended December 31, 2013, adjusted non-compensation expenses were $111.0 million(1), essentially flat compared to $110.8 million(1) for the year ended December 31, 2012.

(1)	Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Year Ended December 31,
(Dollars in thousands)	2013	2012
Net revenues:
Net revenues – U.S. GAAP basis	$525,195	$488,952
Adjustments:
Revenue related to noncontrolling interests	(8,794)	(4,174)
Adjusted net revenues	$516,401	$484,778

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$127,118	$123,059
Adjustments:
Non-compensation expenses related to noncontrolling interests	(3,400)	(1,708)
Restructuring and integration costs	(4,689)	(3,642)
Amortization of intangible assets related to acquisitions	(7,993)	(6,944)
Adjusted non-compensation expenses	$111,036	$110,765

Net income from continuing operations applicable to Piper Jaffray Companies:
Net income from continuing operations applicable to Piper Jaffray Companies - U.S. GAAP basis	$49,829	$47,075
Adjustments:
Compensation from acquisition-related agreements	1,774	785
Restructuring and integration costs	2,865	2,225
Amortization of intangible assets related to acquisitions	5,079	4,243
Adjusted net income from continuing operations applicable to Piper Jaffray Companies	$59,547	$54,328

Earnings per diluted common share from continuing operations:
U.S. GAAP basis	$2.98	$2.58
Adjustments:
Compensation from acquisition-related agreements	0.11	0.04
Restructuring and integration costs	0.17	0.12
Amortization of intangible assets related to acquisitions	0.30	0.23
Non-U.S. GAAP basis, as adjusted	$3.56	$2.98

Market Data

The following table provides a summary of relevant market data over the past three years.

				2013	2012
Year Ended December 31,	2013	2012	2011	v2012	v2011
Dow Jones Industrials Average (a)	16,577	13,104	12,218	26.5%	7.3%
NASDAQ (a)	4,177	3,020	2,605	38.3%	15.9%
NYSE Average Daily Number of Shares Traded
(millions of shares)	1,034	1,146	1,552	(9.8)%	(26.2)%
NASDAQ Average Daily Number of Shares Traded
(millions of shares)	1,762	1,741	2,042	1.2%	(14.7)%
Mergers and Acquisitions
(number of transactions in U.S.) (b)	9,146	8,400	8,539	8.9%	(1.6)%
Public Equity Offerings
(number of transactions in U.S.) (c) (e)	1,125	748	663	50.4%	12.8%
Initial Public Offerings
(number of transactions in U.S.) (c)	221	139	138	59.0%	0.7%
Managed Municipal Underwritings
(number of transactions in U.S.) (d)	11,321	13,115	10,574	(13.7)%	24.0%
Managed Municipal Underwritings
(value of transactions in billions in U.S.) (d)	$331.0	$379.6	$287.7	(12.8)%	31.9%
10-Year Treasuries Average Rate	2.35%	1.72%	2.79%	36.6%	(38.4)%
3-Month Treasuries Average Rate	0.06%	0.07%	0.05%	(14.3)%	40.0%

(a)	Data provided is at period end.

(b)	Source: Securities Data Corporation.

(c)	Source: Dealogic (offerings with reported market value greater than $20 million).

(d)	Source: Thomson Financial.

(e)	Number of transactions includes convertible offerings.

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

Outlook for 2014

In 2014, we expect continuing improvement in U.S. economic growth, modest appreciation in the equity markets and gradually increasing U.S. interest rates as the U.S. economy continues to improve by building on momentum that emerged in the second half of 2013. We believe that the interest rate environment has largely factored in the Federal Reserve's intention to taper bond purchases under its quantitative easing program, and interest rates generally will move in response to the rate of economic growth going forward. We are cognizant, however, that quantitative easing may have influenced capital flows into certain asset classes. We will monitor the potential impact on our markets as these capital flows normalize in the absence of quantitative easing.

Rising interest rates and mixed financial market conditions in 2013 resulted in varied financial results across our debt financing and fixed income institutional brokerage businesses. Our fixed income institutional brokerage business reported stronger financial results in the second half of 2013 after overcoming turbulent conditions earlier in the year. Rising interest rates negatively impacted our debt financing revenues as public finance issuances decreased as debt refinancing activity became less attractive. We anticipate that interest rates will continue to increase gradually throughout 2014, which could impact our debt financing and fixed income institutional brokerage revenues. We expect less favorable public finance underwriting conditions in 2014 as the demand for refinancing activity subsides in a rising interest rate environment and new issuance activity is not expected to entirely offset this decline. Our public finance underwriting business is expected to benefit from increased market share and our fixed income institutional sales and trading activities is expected to benefit from the expansion of our middle market sales force. We will continue to manage our inventories and hedging strategies to mitigate market volatility and our exposure to rising interest rates.

The equity markets experienced significant appreciation in 2013 and volatility remained low. Each of our equity-related businesses benefited from these favorable market conditions. We believe that the equity markets will continue to appreciate in 2014, but at more modest levels that may include a period of market correction. Conditions should continue to be accommodative for our equity-related businesses, however, a period of market correction may be disruptive to our capital raising, while our trading business should benefit from higher volatility. In 2014, we expect to reap the full-year benefits of the investments we made in 2013.

Asset management revenues will continue to be dependent upon equity valuations and our investment performance, which can impact the amount of client inflows and outflows of assets under management.

Results of Operations

To provide comparative information of our operating results for the periods presented, a discussion of adjusted segment results follows the discussion of our total consolidated U.S. GAAP results. Our adjusted segment results exclude certain revenue and expenses required under U.S. GAAP. See the sections titled "Explanation of Non-GAAP Financial Measures" and "Segment Performance from Continuing Operations" in Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion and reconciliations.

Financial Summary

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

						As a Percentage of
						Net Revenues for the
	Year Ended December 31,					Year Ended December 31,
				2013	2012
(Dollars in thousands)	2013	2012	2011	v2012	v2011	2013	2012	2011
Revenues:
Investment banking	$248,563	$232,958	$202,513	6.7%	15.0%	47.3%	47.6%	46.9%
Institutional brokerage	146,648	166,642	135,358	(12.0)	23.1	27.9	34.1	31.3
Asset management	83,045	65,699	63,307	26.4	3.8	15.8	13.4	14.7
Interest	50,409	37,845	43,447	33.2	(12.9)	9.6	7.7	10.1
Investment income	21,566	4,903	8,178	339.9	(40.0)	4.1	1.0	1.9
Total revenues	550,231	508,047	452,803	8.3	12.2	104.8	103.9	104.8

Interest expense	25,036	19,095	20,720	31.1	(7.8)	4.8	3.9	4.8

Net revenues	525,195	488,952	432,083	7.4	13.2	100.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	322,464	296,882	265,015	8.6	12.0	61.4	60.7	61.3
Occupancy and equipment	25,493	26,454	28,430	(3.6)	(7.0)	4.9	5.4	6.6
Communications	21,431	20,543	22,121	4.3	(7.1)	4.1	4.2	5.1
Floor brokerage and clearance	8,270	8,054	8,925	2.7	(9.8)	1.6	1.6	2.1
Marketing and business development	21,603	19,908	22,640	8.5	(12.1)	4.1	4.1	5.2
Outside services	32,982	27,998	27,570	17.8	1.6	6.3	5.7	6.4
Restructuring and integration costs	4,689	3,642	—	28.7	N/M	0.9	0.7	—
Goodwill impairment	—	—	120,298	N/M	N/M	—	—	27.8
Intangible asset amortization expense	7,993	6,944	7,256	15.1	(4.3)	1.5	1.4	1.7
Other operating expenses	4,657	9,516	10,017	(51.1)	(5.0)	0.9	1.9	2.3
Total non-interest expenses	449,582	419,941	512,272	7.1	(18.0)	85.6	85.9	118.6

Income/(loss) from continuing operations before income tax expense	75,613	69,011	(80,189)	9.6	N/M	14.4	14.1	(18.6)

Income tax expense	20,390	19,470	9,120	4.7	113.5	3.9	4.0	2.1

Income/(loss) from continuing operations	55,223	49,541	(89,309)	11.5	N/M	10.5	10.1	(20.8)

Discontinued operations:
Loss from discontinued operations, net of tax	(4,739)	(5,807)	(11,248)	(18.4)	(48.4)	(0.9)	(1.2)	(2.6)

Net income/(loss)	50,484	43,734	(100,557)	15.4	N/M	9.6	8.9	(23.3)

Net income applicable to noncontrolling interests	5,394	2,466	1,463	118.7	68.6%	1.0	0.5	0.3

Net income/(loss) applicable to Piper Jaffray Companies	$45,090	$41,268	$(102,020)	9.3%	N/M	8.6%	8.4%	(23.6)%
N/M — Not meaningful

For the year ended December 31, 2013, we recorded net income applicable to Piper Jaffray Companies, including continuing and discontinued operations, of $45.1 million. The current period results of operations include a $4.0 million tax benefit from reversing the full amount of our U.K. subsidiary's deferred tax asset valuation allowance. Net revenues from continuing operations for the year ended December 31, 2013 were $525.2 million, a 7.4 percent increase compared to $489.0 million in the year-ago period. In 2013, investment banking revenues were $248.6 million, compared with $233.0 million in the prior-year period due to higher equity financing revenues, offset in part by a decline in advisory revenues. For the year ended December 31, 2013, institutional brokerage revenues decreased 12.0 percent to $146.6 million, compared with $166.6 million in 2012. The decline was driven by lower fixed income strategic trading results in 2013. In 2013, asset management fees increased 26.4 percent to $83.0 million, compared with $65.7 million in 2012, due to higher management fees from increased assets under management and higher performance fees earned in the fourth quarter of 2013. In 2013, net interest income increased 35.3 percent to $25.4 million, compared with $18.8 million in 2012. The increase was primarily the result of higher net interest income attributable to noncontrolling interests from our municipal bond fund, as well as higher inventory balances in mortgage-backed and municipal securities. For the year ended December 31, 2013, investment income was $21.6 million, compared with $4.9 million in the prior-year period as we recorded higher investment gains associated with our merchant banking and firm investments. Non-interest expenses from continuing operations were $449.6 million for the year ended December 31, 2013, an increase of 7.1 percent compared to $419.9 million in the prior year, primarily resulting from higher compensation expenses due to an increased revenue base.

For the year ended December 31, 2012, we recorded net income applicable to Piper Jaffray Companies, including continuing and discontinued operations, of $41.3 million. Net revenues from continuing operations for the year ended December 31, 2012 were $489.0 million, a 13.2 percent increase from 2011. In 2012, investment banking revenues were $233.0 million, compared with $202.5 million in 2011, due to higher public finance and advisory services revenues. For the year ended December 31, 2012, institutional brokerage revenues increased 23.1 percent to $166.6 million, compared with $135.4 million in 2011, driven by strong fixed income strategic trading revenues. In 2012, asset management fees were $65.7 million, up modestly compared with 2011. Net interest income in 2012 decreased 17.5 percent to $18.8 million, compared with $22.7 million in 2011. The decrease was primarily the result of a strategic decision to further diversify from overnight funding sources to short term funding sources with extended terms. These short term funding sources with extended terms typically have higher interest costs than overnight financing obtained from repurchase obligations. The change in net interest income is also partly attributable to a decline of our average long inventory balances. For the year ended December 31, 2012, investment income was $4.9 million, compared with $8.2 million in 2011 as we recorded higher investment gains associated with our merchant banking investments in 2011. In 2012, non-interest expenses from continuing operations were $419.9 million, compared with $392.0 million in 2011, which excludes the pre-tax goodwill impairment charge of $120.3 million. This increase was driven by increased variable compensation due to improved operating performance.

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

For the year ended December 31, 2013, compensation and benefits expenses increased 8.6 percent to $322.5 million from $296.9 million in 2012. Compensation and benefits expenses as a percentage of net revenues increased from 60.7 percent in 2012 to 61.4 percent in 2013, primarily attributable to changes in our mix of business, as we recorded significantly higher fixed income strategic trading revenues in 2012, which have a lower compensation payout.

For the year ended December 31, 2012, compensation and benefits expenses increased 12.0 percent to $296.9 million from $265.0 million in 2011, due to increased variable compensation expense driven by higher net revenues and operating profits. Compensation and benefits expenses as a percentage of net revenues was 60.7 percent in 2012, compared with 61.3 percent in 2011. The lower compensation ratio in 2012 was driven by increased revenues and our mix of business as we recorded significantly higher fixed income strategic trading revenues in 2012.

Occupancy and Equipment – For the year ended December 31, 2013, occupancy and equipment expenses decreased 3.6 percent to $25.5 million, compared with $26.5 million in the corresponding period of 2012. The decrease was primarily the result of prior investments in technology and equipment becoming fully depreciated and lower occupancy costs associated with our headquarters office space, offset in part by incremental occupancy expense from our acquisitions of Seattle-Northwest and Edgeview during the third quarter of 2013.

For the year ended December 31, 2012, occupancy and equipment expenses decreased 7.0 percent to $26.5 million, compared with $28.4 million in 2011. The decrease was primarily due to cost saving initiatives.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the year ended December 31, 2013, communication expenses increased 4.3 percent to $21.4 million, compared with $20.5 million for the year ended December 31, 2012. The increase resulted from higher market data service expenses.

For the year ended December 31, 2012, communication expenses decreased 7.1 percent to $20.5 million, compared with $22.1 million in 2011. The decrease was primarily attributable to lower market data service expenses.

Floor Brokerage and Clearance – For the year ended December 31, 2013, floor brokerage and clearance expenses increased slightly to $8.3 million, compared with $8.1 million million in the year ended December 31, 2012.

For the year ended December 31, 2012, floor brokerage and clearance expenses decreased 9.8 percent to $8.1 million, compared with $8.9 million in 2011. The decline was due to lower trading fees resulting from lower U.S. equity client volumes.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment and promotional and advertising costs. In 2013, marketing and business development expenses increased 8.5 percent to $21.6 million, compared with $19.9 million in the year ended December 31, 2012, due to higher travel expenses resulting from increased equity underwriting activity.

In 2012, marketing and business development expenses decreased 12.1 percent to $19.9 million, compared with $22.6 million in 2011. In 2011, we recorded higher travel expenses from write-offs related to equity investment banking deals that were never completed due to volatility in the capital markets.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses increased 17.8 percent to $33.0 million in 2013, compared with $28.0 million in the corresponding period of 2012, due to higher computer consulting and fund expenses.

In 2012, outside services expenses were $28.0 million, essentially flat compared with 2011.

Restructuring and Integration Costs – During the year ended December 31, 2013, we recorded restructuring, integration and transaction costs of $4.7 million primarily related to the acquisitions of Seattle-Northwest and Edgeview. For the year ended December 31, 2012, we recorded a restructuring charge of $3.6 million, which consisted of $2.4 million of employee severance costs and $1.2 million for the reduction of leased office space.

Goodwill Impairment — In 2011, we recorded a non-cash goodwill impairment charge of $120.3 million related to our Capital Markets reporting unit. The charge primarily related to the goodwill originating from our 1998 acquisition by U.S. Bancorp, which was retained by us when we spun off as a separate public company on December 31, 2003.

Intangible Asset Amortization Expense – Intangible asset amortization expense includes the amortization of definite-lived intangible assets consisting of customer relationships and non-competition agreements. For the year ended December 31, 2013, intangible asset amortization expense was $8.0 million, compared with $6.9 million in the corresponding period of 2012. The increase was attributable to incremental intangible asset amortization expense related to the acquisitions of Seattle-Northwest and Edgeview.

In 2012, intangible asset amortization expense was $6.9 million, compared with $7.3 million in 2011.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses decreased 51.1 percent to $4.7 million in 2013, compared with $9.5 million in 2012. In 2013, we received insurance proceeds for the reimbursement of prior legal settlements.

Other operating expenses decreased 5.0 percent to $9.5 million in 2012, compared with $10.0 million in 2011, due primarily to a business tax refund received in 2012.

Income Taxes – For the year ended December 31, 2013, our provision for income taxes was $20.4 million equating to an effective tax rate, excluding noncontrolling interests, of 29.0 percent. In 2013, we recorded a tax benefit for the full reversal of our U.K subsidiary's deferred tax asset valuation allowance of $4.0 million as we achieved three years of profitability and expect future taxable profits.

For the year ended December 31, 2012, our provision for income taxes was $19.5 million, equating to an effective tax rate, excluding noncontrolling interests, of 29.3 percent. In 2012, we recorded a tax benefit for the reversal of previously accrued uncertain state income tax positions of $7.4 million, net of federal tax, partially offset by a $4.6 million write-off of deferred tax assets related to equity grants that either were forfeited or vested at share prices lower than the grant date share price.

In 2011, our provision for income taxes was $9.1 million. In 2011, we incurred a pre-tax loss due to the $120.3 million goodwill impairment charge. Excluding the goodwill impairment charge, the substantial majority of which had no tax impact, we recorded pre-tax income from continuing operations of $40.1 million, which resulted in an effective tax rate for 2011 of 23.6 percent. Income tax expense in 2011 included a $1.1 million partial reversal of our U.K. subsidiary’s deferred tax asset valuation allowance.

Segment Performance from Continuing Operations

We measure financial performance by business segment. Our two reportable segments are Capital Markets and Asset Management. We determined these segments based upon the nature of the financial products and services provided to customers and our management organization. Segment pre-tax operating income and segment pre-tax operating margin are used to evaluate and measure segment performance by our management team in deciding how to allocate resources and in assessing performance in relation to our competitors. Revenues and expenses directly associated with each respective segment are included in determining segment operating results. Revenues and expenses that are not directly attributable to a particular segment are allocated based upon our allocation methodologies, generally based on each segment’s respective net revenues, use of shared resources, headcount or other relevant measures.

Throughout this section, we have presented segment results on both a U.S. GAAP and non-GAAP basis. Management believes that presenting adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin in conjunction with the U.S. GAAP measures provides a more meaningful basis for comparison of its operating results and underlying trends between periods.

Adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin exclude (1) revenues and expenses related to noncontrolling interests, (2) amortization of intangible assets related to acquisitions, (3) compensation from acquisition-related agreements, (4) restructuring and integration costs, and (5) a goodwill impairment charge recognized in 2011. For U.S. GAAP purposes, these items are included in each of their respective line items on the consolidated statements of operations.

Adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin present the segments' results of operations excluding the impact resulting from the consolidation of noncontrolling interests in alternative asset management funds and private equity investment vehicles. Consolidation of these funds results in the inclusion of the proportionate share of the income or loss attributable to the equity interests in consolidated funds that are not attributable, either directly or indirectly, to us (i.e. noncontrolling interests). This proportionate share is reflected in net income/(loss) applicable to noncontrolling interests in the accompanying consolidated statements of operations, and has no effect on the overall financial performance of the segments, as ultimately, this income or loss is not income or loss for the segments themselves. Included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin is the actual proportionate share of the income or loss attributable to us as an investor in such funds. Adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin also exclude amortization of intangible assets and compensation from acquisition-related agreements resulting from our ARI, Seattle-Northwest and Edgeview acquisitions. The restructuring and integration costs excluded from adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin represent charges that resulted from severance benefits, vacating redundant office space and contract termination costs. The goodwill impairment charge recognized in 2011 primarily pertained to goodwill created from the 1998 acquisition of Piper Jaffray Companies Inc. by U.S. Bancorp, which was retained by us when we spun-off from U.S. Bancorp on December 31, 2003.

Capital Markets

The following table sets forth the Capital Markets adjusted segment financial results from continuing operations and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Year Ended December 31,
	2013				2012
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Financing
Equities	$100,224	$—	$—	$100,224	$73,180	$—	$—	$73,180
Debt	74,284	—	—	74,284	74,102	—	—	74,102
Advisory services	74,420	—	—	74,420	86,165	—	—	86,165
Total investment banking	248,928	—	—	248,928	233,447	—	—	233,447

Institutional sales and trading
Equities	91,169	—	—	91,169	75,723	—	—	75,723
Fixed income	76,275	—	—	76,275	111,492	—	—	111,492
Total institutional sales and trading	167,444	—	—	167,444	187,215	—	—	187,215

Total management and performance fees	3,891	—	—	3,891	1,678	—	—	1,678

Investment income	21,610	8,794	—	30,404	5,666	4,174	—	9,840

Long-term financing expenses	(7,420)	—	—	(7,420)	(7,982)	—	—	(7,982)

Net revenues	434,453	8,794	—	443,247	420,024	4,174	—	424,198

Operating expenses	382,157	3,400	7,674	393,231	366,408	1,708	3,512	371,628

Segment pre-tax operating income	$52,296	$5,394	$(7,674)	$50,016	$53,616	$2,466	$(3,512)	$52,570

Segment pre-tax operating margin	12.0%			11.3%	12.8%			12.4%

(1)
The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin to the adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin:

Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds and private equity investment vehicles are not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin.
Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2013	2012
Compensation from acquisition-related agreements	$1,620	$—
Restructuring and integration costs	4,705	3,512
Amortization of intangible assets related to acquisitions	1,349	—
	$7,674	$3,512

Capital Markets adjusted net revenues increased 3.4 percent to $434.5 million for the year ended December 31, 2013, compared with $420.0 million in the prior-year period.

Investment banking revenues comprise all of the revenues generated through financing and advisory services activities, including derivative activities that relate to debt financing. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.

In 2013, investment banking revenues increased 6.6 percent to $248.9 million compared with $233.4 million in the corresponding period of the prior year, due to higher equity financing revenues, offset in part by a decline in advisory services revenues. For the year ended December 31, 2013, equity financing revenues were $100.2 million, up 37.0 percent compared with $73.2 million in the prior-year period as strong gains in the equity markets resulted in robust conditions for equity capital raising. During 2013, we completed 92 equity financings, raising $19.9 billion for our clients, compared with 67 equity financings, raising $9.1 billion for our clients (excluding the $16.0 billion of capital raised from the Facebook initial public offering, on which we had a small co-manager position) in the comparable year-ago period. Debt financing revenues for the year ended December 31, 2013 were $74.3 million, essentially flat compared with the prior year. During 2013, we completed 413 negotiated public finance issues with a total par value of $7.9 billion, compared with 444 negotiated public finance issues with a total par value of $7.3 billion during the prior-year period. A decrease in the number of completed negotiated public finance issues from 2012 was offset by increased revenue per transaction in 2013. Additionally, our market share gains and industry sector strengths offset weak refunding activity in the second half of 2013. In 2013, our par value from negotiated debt issuances increased 7.9 percent, compared to a 17.1 percent decline for the industry. For the year ended December 31, 2013, advisory services revenues decreased 13.6 percent to $74.4 million due to lower U.S. advisory services revenue from fewer completed transactions. In 2012, sellers were motivated to complete transactions due to anticipated tax increases in 2013. Although this resulted in reduced activity through mid-year 2013, as we rebuilt our advisory pipeline, we experienced increasing demand through the second half of 2013. We completed 31 transactions with an aggregate enterprise value of $2.9 billion in 2013, compared with 40 transactions with an aggregate enterprise value of $10.2 billion in 2012.

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

For the year ended December 31, 2013, institutional brokerage revenues decreased 10.6 percent to $167.4 million, compared with $187.2 million in the prior-year period, as a decline in fixed income institutional brokerage revenues was offset in part by higher equity institutional brokerage revenues. Equity institutional brokerage revenues increased 20.4 percent to $91.2 million in 2013, compared with $75.7 million in the corresponding period of 2012, reflecting the favorable equity markets and improved trading performance. Our improved trading performance resulted from successfully executing a set of client-focused product strategies which we began implementing in 2012, and more effective deployment of capital within this business. We generated revenues from our equity strategic trading activities, which we began in the second half of 2013 to leverage our intellectual capital and to diversify our strategic trading efforts. For the year ended December 31, 2013, fixed income institutional brokerage revenues were $76.3 million, compared with $111.5 million in the prior-year period. The decrease primarily resulted from lower revenues from our strategic trading activities, primarily related to non-agency mortgage-backed securities. In addition, we experienced trading losses in the second quarter of 2013 on inventory positions due to the volatile trading environment caused by the rapid rise in interest rates and widening of credit spreads.

Management and performance fees include the performance and management fees generated from our municipal bond and merchant banking funds. For the year ended December 31, 2013, management and performance fees were $3.9 million, compared with $1.7 million in the prior-year period, due to increased management fees from our municipal bond fund driven by higher AUM from net client inflows and a full year of management fees generated from our merchant banking fund.

Adjusted investment income includes realized and unrealized gains and losses on our merchant banking and other firm investments. Also, it includes realized and unrealized gains and losses on our investment in the municipal bond funds that we manage. For the year ended December 31, 2013, adjusted investment income was $21.6 million, compared to $5.7 million in the corresponding period of 2012. The significant increase from 2012 was driven by larger gains on our merchant banking investments. Merchant banking investments made before 2010 are accounted for on a cost basis, which can result, and in this case did result, in significant realized gains in the period of a liquidity event for these investments.

Long-term financing expenses represent interest paid on our variable rate senior notes and syndicated bank facility. For the year ended December 31, 2013, long-term financing expenses decreased 7.0 percent to $7.4 million, compared to $8.0 million in the prior-year period. The decrease was due to additional costs recognized in the fourth quarter of 2012 upon prepayment of the syndicated bank facility.

Capital Markets adjusted segment pre-tax operating margin for the year ended December 31, 2013 decreased slightly to 12.0 percent, compared with 12.8 percent for the corresponding period of 2012.

	Year Ended December 31,
	2012				2011
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Financing
Equities	$73,180	$—	$—	$73,180	$74,161	$—	$—	$74,161
Debt	74,102	—	—	74,102	54,565	—	—	54,565
Advisory services	86,165	—	—	86,165	74,373	—	—	74,373
Total investment banking	233,447	—	—	233,447	203,099	—	—	203,099

Institutional sales and trading
Equities	75,723	—	—	75,723	86,175	—	—	86,175
Fixed income	111,492	—	—	111,492	75,589	—	—	75,589
Total institutional sales and trading	187,215	—	—	187,215	161,764	—	—	161,764

Total management and performance fees	1,678	—	—	1,678	243	—	—	243

Investment income	5,666	4,174	—	9,840	9,267	1,785	—	11,052

Long-term financing expenses	(7,982)	—	—	(7,982)	(7,067)	—	—	(7,067)

Net revenues	420,024	4,174	—	424,198	367,306	1,785	—	369,091

Operating expenses	366,408	1,708	3,512	371,628	343,714	322	120,298	464,334

Segment pre-tax operating income	$53,616	$2,466	$(3,512)	$52,570	$23,592	$1,463	$(120,298)	$(95,243)

Segment pre-tax operating margin	12.8%			12.4%	6.4%			N/M

(1)
Other Adjustments – For the year ended December 31, 2012, restructuring and integration costs of $3.5 million are not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin. For the year ended December 31, 2011, adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin exclude a goodwill impairment charge of $120.3 million.

Capital Markets adjusted net revenues increased 14.4 percent to $420.0 million for the year ended December 31, 2012, compared with $367.3 million for the year ended December 31, 2011.

In 2012, investment banking revenues increased 14.9 percent to $233.4 million compared with $203.1 million in the prior year, due to an increase in debt financing and advisory services revenues. For the year ended December 31, 2012, equity financing revenues were $73.2 million, essentially flat compared with the prior year. In 2012, we continued to experience sluggish equity capital markets activity due to uncertain economic conditions. During 2012, we completed 67 equity financings, raising $9.1 billion for our clients (excluding the $16.0 billion of capital raised from the Facebook initial public offering, on which we had a small co-manager position), compared with 60 equity financings, raising $12.9 billion in 2011. Debt financing revenues in 2012 increased 35.8 percent to $74.1 million, compared with $54.6 million in 2011, due to an increase in public finance revenues. In 2012, historically low interest rates created client refinancing opportunities, which resulted in a 33.6 percent increase in our par value from negotiated debt issuances. In addition, 2011 municipal underwriting activity was at historic lows following a robust 2010 municipal financing year driven by the taxable Build America Bonds. In 2012, we completed 444 negotiated public finance issues with a total par value of $7.3 billion, compared with 410 negotiated public finance issues with a total par value of $5.5 billion in 2011. Additionally, in 2012 we grew our public finance economic market share. For the year ended December 31, 2012, advisory services revenues increased 15.9 percent to $86.2 million due to higher U.S. advisory services revenue. This increase was attributable to more conducive equity capital markets in the U.S., an increased internal focus on this product and motivated sellers anticipating tax increases for 2013. We completed 40 transactions with an aggregate enterprise value of $10.2 billion during 2012, compared with 38 transactions with an aggregate enterprise value of $5.2 billion in 2011.

In 2012, institutional brokerage revenues increased 15.7 percent to $187.2 million, compared with $161.8 million in 2011, driven by strong fixed income trading revenues. Equity institutional brokerage revenues decreased to $75.7 million in 2012, compared with $86.2 million in 2011. The decrease was attributable to lower U.S. equity client volumes resulting from the uncertainty in the equity markets in 2012. For the year ended December 31, 2012, fixed income institutional brokerage revenues increased to $111.5 million, compared with $75.6 million in 2011. The increase was principally driven by our non-agency mortgage-backed security strategic trading activities. Additionally, in 2012 we experienced more favorable fixed income market conditions that resulted in higher customer activity and increased taxable fixed income sales and trading revenues.

Management and performance fees were $1.7 million for the year ended December 31, 2012, compared to $0.2 million for 2011. The increase was primarily due to the recognition of a full year of management and performance fees generated from our municipal bond fund, which commenced operations mid-year in 2011.

For the year ended December 31, 2012, adjusted investment income was $5.7 million, compared with $9.3 million in the prior year. In 2012, we recorded lower gains on our merchant banking investments.

Long-term financing expenses increased 12.9 percent to $8.0 million for the year ended December 31, 2012, compared with $7.1 million in the prior-year period. The increase resulted from additional costs recognized in the fourth quarter of 2012 upon repayment of our syndicated bank facility.

Capital Markets adjusted segment pre-tax operating margin for 2012 was 12.8 percent, compared with 6.4 percent for 2011. The increase compared to 2011 was due to operating leverage from higher net revenues and a lower compensation ratio due to our mix of business, as we recorded significantly higher fixed income strategic trading revenues in 2012, which have a lower compensation payout.

Asset Management

The following table sets forth the Asset Management segment financial results from continuing operations and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Year Ended December 31,
	2013				2012
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
Value equity	$50,066	$—	$—	$50,066	$48,636	$—	$—	$48,636
MLP	21,248	—	—	21,248	14,600	—	—	14,600
Total management fees	71,314	—	—	71,314	63,236	—	—	63,236

Performance fees
Value equity	7,620			7,620	785	—	—	785
MLP	220			220	—	—	—	—
Total performance fees	7,840	—	—	7,840	785	—	—	785

Total management and performance fees	79,154	—	—	79,154	64,021	—	—	64,021

Investment income	2,794	—	—	2,794	733	—	—	733

Total net revenues	81,948	—	—	81,948	64,754	—	—	64,754

Operating expenses	48,439	—	7,912	56,351	39,955	—	8,358	48,313

Segment pre-tax operating income	$33,509	$—	$(7,912)	$25,597	$24,799	$—	$(8,358)	$16,441

Segment pre-tax operating margin	40.9%			31.2%	38.3%			25.4%

(1)	Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2013	2012
Compensation from acquisition-related agreements	$1,284	$1,284
Restructuring and integration costs	(16)	130
Amortization of intangible assets related to acquisitions	6,644	6,944
	$7,912	$8,358

Management and performance fee revenues comprise the revenues generated through management and investment advisory services performed for separately managed accounts, registered funds and partnerships. Fluctuations in financial markets and client asset inflows and outflows have a direct effect on management and performance fee revenues. Management fees are generally based on the level of assets under management (“AUM”) measured monthly or quarterly, and an increase or reduction in assets under management, due to market price fluctuations or net client asset flows, will result in a corresponding increase or decrease in management fees. Fees vary with the type of assets managed and the vehicle in which they are managed. Performance fees are earned when the investment return on assets under management exceeds certain benchmark targets or other performance targets over a specified measurement period. The level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in total assets under management. The majority of performance fees, if earned, are generally recorded in the fourth quarter of the applicable year or upon withdrawal of client assets. At December 31, 2013, approximately two percent of our AUM was eligible to earn performance fees.

For the year ended December 31, 2013, management fees were $71.3 million, an increase of 12.8 percent, compared with $63.2 million in the prior-year period, due primarily to increased AUM and management fees from our MLP product offerings. In 2013, management fees related to our value equity strategies were $50.1 million, up 2.9 percent compared to the corresponding period of 2012. The impact of increased AUM in 2013 from market appreciation was offset by a lower average effective revenue yield (total management fees as a percentage of our average AUM). The average effective revenue yield for our value equity strategies was 80 basis points for the year ended December 31, 2013, compared to 81 basis points in the corresponding period of the prior-

year. Management fees from our MLP and energy infrastructure strategies increased 45.5 percent in 2013 to $21.2 million, compared with $14.6 million in 2012, due to increased average AUM and a higher average effective revenue yield. The average effective revenue yield for our MLP strategies was 53 basis points for the year ended December 31, 2013, compared to 49 basis points for the year ended December 31, 2012.

For the year ended December 31, 2013, performance fees were $7.8 million, compared to $0.8 million in the prior-year period. The performance fees recorded in 2013 resulted from certain funds exceeding their performance targets over a specified measurement period. The performance fees recorded during 2012 were the result of certain funds exceeding their performance targets at the time of client asset withdrawals.

Investment income includes gains and losses from our investments in registered funds and private funds or partnerships that we manage. For the year ended December 31, 2013, investment income was $2.8 million compared with $0.7 million for the prior-year period.

Adjusted segment pre-tax operating margin for the year ended December 31, 2013 was 40.9 percent, compared to 38.3 percent for the year ended December 31, 2012. The increase resulted from improved operating results driven by higher net revenues.

	Year Ended December 31,
	2012				2011
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
Value equity	$48,636	$—	$—	$48,636	$50,565	$—	$—	$50,565
MLP	14,600	—	—	14,600	10,254	—	—	10,254
Total management fees	63,236	—	—	63,236	60,819	—	—	60,819

Performance fees
Value equity	785	—	—	785	2,092	—	—	2,092
MLP	—	—	—	—	153	—	—	153
Total performance fees	785	—	—	785	2,245	—	—	2,245

Total management and performance fees	64,021	—	—	64,021	63,064	—	—	63,064

Investment income/(loss)	733	—	—	733	(72)	—	—	(72)

Total net revenues	64,754	—	—	64,754	62,992	—	—	62,992

Operating expenses	39,955	—	8,358	48,313	39,398	—	8,540	47,938

Segment pre-tax operating income	$24,799	$—	$(8,358)	$16,441	$23,594	$—	$(8,540)	$15,054

Segment pre-tax operating margin	38.3%			25.4%	37.5%			23.9%

(1)	Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2012	2011
Compensation from acquisition-related agreements	$1,284	$1,284
Restructuring and integration costs	130	—
Amortization of intangible assets related to acquisitions	6,944	7,256
	$8,358	$8,540

For the year ended December 31, 2012, management fees were $63.2 million, an increase of 4.0 percent, compared with the prior year, as a decline in management fees from our value equity strategies were more than offset by increased management fees from our MLP product offerings. In 2012, management fees related to our value equity strategies decreased 3.8 percent to $48.6 million, compared with $50.6 million in 2011, due to a lower average effective revenue yield. Our average effective revenue yield for value equity strategies was 81 basis points in 2012, compared with 84 basis points in the prior year. Management fees associated with our MLP strategy increased 42.4 percent in 2012 to $14.6 million, compared with $10.3 million in 2011, due to increases in our average effective revenue yield and average AUM. Our average effective revenue yield for the MLP strategy was 49 basis points in 2012, compared with 43 basis points in 2011.

For the year ended December 31, 2012, performance fees were $0.8 million, compared with $2.2 million in 2011. The performance fees recorded during 2012 and 2011 were the result of certain funds exceeding their performance targets at the time of client asset withdrawals.

For the year ended December 31, 2012, investment income was $0.7 million compared with a loss of $0.1 million for 2011.

Adjusted segment pre-tax operating margin for 2012 was 38.3 percent, compared to 37.5 percent for 2011.

The following table summarizes the changes in our AUM for the periods presented:

	Twelve Months Ended
	December 31,
(Dollars in millions)	2013	2012	2011
Value Equity
Beginning of period	$5,865	$5,805	$6,449
Net outflows	(756)	(515)	(711)
Net market appreciation	1,574	575	67
End of period	$6,683	$5,865	$5,805

MLP
Beginning of period	$3,186	$2,751	$1,567
Net inflows	498	338	912
Net market appreciation	865	97	272
End of period	$4,549	$3,186	$2,751

Total
Beginning of period	$9,051	$8,556	$8,016
Net inflows/(outflows)	(258)	(177)	201
Net market appreciation	2,439	672	339
End of period	$11,232	$9,051	$8,556

Total AUM increased $2.2 billion to $11.2 billion in 2013 as the strong equity markets drove net market appreciation of $2.4 billion in 2013. Value equity AUM was $6.7 billion at December 31, 2013, compared to $5.9 billion at December 31, 2012 as net market appreciation of $1.6 billion was offset by net client outflows of $0.8 billion during the period, due to changes in client investment strategies away from the value equity platform. The value equity strategy has not attracted significant net new assets as investors are seeking greater upside potential in the strong equity markets. MLP AUM increased $1.4 billion to $4.5 billion in 2013 as we experienced both net market appreciation and net client inflows during this period.

For the year ended December 31, 2012, total AUM increased $0.5 billion to $9.1 billion. Value equity AUM was $5.9 billion at December 31, 2012, essentially flat compared to the prior year, as net market appreciation of $0.6 billion was offset by client outflows of $0.5 billion during 2012. In 2012, we experienced the broader market trend of AUM flowing out of equity products into fixed income or alternative assets. MLP AUM increased $0.4 billion to $3.2 billion in 2012 as we experienced net inflows of $0.3 billion and net market appreciation of $0.1 billion.

Discontinued Operations

Discontinued operations include the operating results of our Hong Kong capital markets business, which ceased operations as of September 30, 2012, and FAMCO, an asset management subsidiary we sold in the second quarter of 2013. The results of these businesses are presented as discontinued operations for all periods presented. For the year ended December 31, 2013, we recorded a loss from discontinued operations, net of tax, of $4.7 million. The net loss from discontinued operations was $5.8 million in 2012 and $11.2 million in 2011.

The results of discontinued operations for the Hong Kong capital markets business were as follows:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Net revenues	$—	$6,635	$15,996

Restructuring expenses	—	11,535	—
Other expenses	1,197	16,550	24,983
Total non-interest expenses	1,197	28,085	24,983

Loss from discontinued operations before income tax expense/(benefit)	(1,197)	(21,450)	(8,987)

Income tax expense/(benefit)	(415)	(21,069)	1,927

Loss from discontinued operations, net of tax	$(782)	$(381)	$(10,914)

The $1.2 million of other expenses recorded in 2013 consisted of costs to liquidate our Hong Kong subsidiaries.

The $11.5 million of restructuring expenses recorded in 2012 consisted primarily of costs incurred for early termination of leased office space and severance benefits. Additionally, we recorded a $21.1 million U.S. tax benefit related to the realized loss on our Piper Jaffray Asia subsidiaries.

The results of discontinued operations for FAMCO were as follows:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Net revenues	$1,650	$5,718	$6,584

Goodwill impairment	—	5,508	—
Operating expenses	5,057	8,362	7,089
Total non-interest expenses	5,057	13,870	7,089

Loss from discontinued operations before income tax benefit	(3,407)	(8,152)	(505)

Income tax benefit	(1,326)	(2,726)	(171)

Loss from discontinued operations	(2,081)	(5,426)	(334)

Loss on sale, net of tax	(1,876)	—	—

Loss from discontinued operations, net of tax	$(3,957)	$(5,426)	$(334)

The loss from discontinued operations for the year ended December 31, 2013 primarily related to an indemnification obligation related to the sale of FAMCO.

The $5.5 million non-cash goodwill impairment charge recorded in 2012 represented the full value of goodwill attributable to the FAMCO reporting unit and pertained to goodwill created from our 2007 acquisition of FAMCO.

See Note 5 to our consolidated financial statements for further discussion of our discontinued operations.

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

Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 820, "Fair Value Measurement," establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to inputs with little or no pricing observability (Level III measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 7 to our consolidated financial statements for additional discussion of our assets and liabilities in the fair value hierarchy.

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

Goodwill and Intangible Assets

We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities acquired requires certain management estimates. At December 31, 2013, we had goodwill of $210.6 million. The goodwill balance consists of $13.8 million recorded in 2013 as a result of our acquisitions of Seattle-Northwest and Edgeview within our capital markets segment and the remaining $196.8 million relates to our asset management segment. At December 31, 2013, we had intangible assets of $39.9 million, which includes $6.7 million of intangible assets acquired in 2013 related to our acquisitions of Seattle-Northwest and Edgeview.

Under FASB Accounting Standards Codification Topic 350, "Intangibles – Goodwill and Other," ("ASC 350") we are required to perform impairment tests of our goodwill and indefinite-life intangible assets annually and on an interim basis when circumstances exist that could indicate possible impairment. We have elected to test for goodwill impairment in the fourth quarter of each calendar year. See Note 14 to our consolidated financial statements for additional information on our goodwill impairment testing.

The initial recognition of goodwill and other intangible assets and the subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired assets or businesses will perform in the future using valuation methods including discounted cash flow analysis. Our estimated cash flows typically extend for five years and, by their nature, are difficult to determine over an extended time period. Events and factors that may significantly affect the estimates include, among others, competitive forces and changes in revenue growth trends, cost structures, technology, discount rates and market conditions. To assess the reasonableness of cash flow estimates and validate assumptions used in our estimates, we review historical performance of the underlying assets or similar assets. In assessing the fair value of our reporting units, the volatile nature of the securities markets and our industry requires us to consider the business and market cycle and assess the stage of the cycle in estimating the timing and extent of future cash flows. In addition to discounted cash flows, we consider public company comparables and multiples of recent mergers and acquisitions of similar businesses in our subsequent impairment analysis. Valuation multiples may be based on revenues, earnings before interest, taxes, depreciation and amortization (EBITDA), price-to-earnings or cash flows of comparable public companies and business segments. These multiples may be adjusted to consider competitive differences including size, operating leverage and other factors.

We completed our annual goodwill impairment testing as of October 31, 2013, and concluded there was no goodwill impairment. We performed a qualitative assessment to test the goodwill in our capital markets reporting unit for impairment. The following relevant events and circumstances were evaluated in concluding that it was not more likely than not that this goodwill was impaired:

macroeconomic conditions, industry and market considerations, overall financial performance and the timing of the Seattle-Northwest and Edgeview acquisitions.

In the first quarter of 2012, we reorganized our FAMCO and ARI reporting units, resulting in FAMCO's MLP business becoming part of ARI. In accordance with ASC 350, $44.6 million of the $50.1 million in goodwill attributable to our 2007 acquisition of FAMCO was reallocated to the ARI reporting unit.

In 2012, our annual goodwill impairment testing resulted in a non-cash goodwill impairment charge of $5.5 million related to our FAMCO reporting unit reported within discontinued operations. The amount represented the full value of goodwill attributable to the FAMCO reporting unit and pertained to goodwill created from our 2007 acquisition of FAMCO.

We also tested the intangible assets (indefinite and definite-lived) and concluded there was no impairment in 2013.

Compensation Plans

Stock-Based Compensation Plans

As part of our compensation to employees and directors, we use stock-based compensation, consisting of restricted stock, restricted stock units and stock options. We account for equity awards in accordance with FASB Accounting Standards Codification Topic 718, “Compensation – Stock Compensation,” (“ASC 718”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized on the consolidated statements of operations at grant date fair value. Compensation expense related to share-based awards which require future service are amortized over the service period of the award, net of estimated forfeitures. Share-based awards that do not require future service are recognized in the year in which the awards are deemed to be earned.

Deferred Compensation Plan

We established a deferred compensation plan in 2012 which allows eligible employees to elect to receive a portion of the incentive compensation they would otherwise receive in the form of restricted stock, instead in restricted mutual fund shares (“MFRS Awards”) of registered funds managed by our asset management business. We have also granted MFRS Awards to new employees as a recruiting tool.

See Note 24 to our consolidated financial statements for additional information about our stock-based and deferred compensation plans.

Income Taxes

We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally, amortization of share-based compensation. The realization of deferred tax assets is assessed and a valuation allowance is recognized to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. We believe that our future taxable profits will be sufficient to recognize our U.S. deferred tax assets. However, if our projections of future taxable profits do not materialize, we may conclude that a valuation allowance is necessary, which would impact our results of operations in that period. In the fourth quarter of 2013, we reversed the full amount of our U.K. subsidiary's deferred tax asset valuation allowance based upon achieving three years of profitability and projected future earnings. This resulted in a $4.0 million tax benefit to our results of operations.

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

We record deferred tax benefits for future tax deductions expected upon the vesting of share-based compensation. If deductions reported on our tax return for share-based compensation (i.e., the value of the share-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with ASC 718), we record the excess tax benefit as additional paid-in capital. Conversely, if deductions reported on our tax return for share-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, we offset the deficiency first to any previously recognized excess tax benefits recorded as additional paid-in capital and any remaining deficiency is recorded as income tax expense. At December 31, 2013, the excess tax benefits recorded as additional paid-in capital was not material. In the first quarter of 2014, approximately 102,000 options expired and 469,000 shares vested resulting in $0.1 million of income tax expense in the first quarter of 2014.

We establish reserves for uncertain income tax positions in accordance with FASB Accounting Standards Codification Topic 740, "Income Taxes," when it is not more likely than not that a certain position or component of a position will be ultimately upheld by the relevant taxing authorities. Significant judgment is required in evaluating uncertain tax positions. Our tax provision and related accruals include the impact of estimates for uncertain tax positions and changes to the reserves that are considered appropriate. To the extent the probable tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of change and, in turn, our results of operations. In 2012, we recorded the reversal of a previously accrued uncertain state income tax position of $7.4 million, net of federal income tax.

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

In the third quarter of 2012, our board of directors approved a new share repurchase authorization of up to $100 million in common shares through September 30, 2014. During 2013, related to this authorization we repurchased 1,719,662 shares, or 11.3 percent of our outstanding common stock, for an aggregate purchase price of $55.9 million. At December 31, 2013, we had $39.5 million remaining under this authorization. We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During 2013, we purchased 386,713 shares or $15.5 million of our common shares for this purpose.

Cash Flows

Cash and cash equivalents increased $18.3 million to $123.7 million at December 31, 2013 from December 31, 2012. Operating activities provided cash of $46.6 million primarily due to cash received from earnings and the increase in compensation related accruals. These increases were offset in part by cash used to fund reverse repurchase agreements as we increased hedging of our inventories, deployment of capital into other firm investments and an increase in fees receivable. Investing activities in 2013 used

$30.0 million of cash, the majority of which related to our acquisitions of Seattle-Northwest and Edgeview. Cash of $1.4 million was provided through financing activities as increases in noncontrolling interest were offset by a net decrease in repurchase agreements and short-term financing that are used to fund inventory and $71.5 million of cash used to repurchase common stock.

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

Leverage

The following table presents total assets, adjusted assets, total shareholders’ equity and tangible shareholders’ equity with the resulting leverage ratios as of:

	December 31,	December 31,
(Dollars in thousands)	2013	2012
Total assets	$2,318,157	$2,087,733
Deduct: Goodwill and intangible assets	(250,564)	(240,480)
Deduct: Assets from noncontrolling interests	(317,558)	(120,453)
Adjusted assets	$1,750,035	$1,726,800

Total shareholders' equity	$882,072	$790,175
Deduct: Goodwill and intangible assets	(250,564)	(240,480)
Deduct: Noncontrolling interests	(147,396)	(56,883)
Tangible common shareholders' equity	$484,112	$492,812

Leverage ratio (1)	2.6	2.6

Adjusted leverage ratio (2)	3.6	3.5

(1)	Leverage ratio equals total assets divided by total shareholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders’ equity.

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

Short-term financing

Our day-to-day funding and liquidity is obtained primarily through the use of commercial paper issuance, repurchase agreements, prime broker agreements, and bank lines of credit, and is typically collateralized by our securities inventory. These funding sources are critical to our ability to finance and hold inventory, which is a necessary part of our institutional brokerage and municipal bond funds businesses. The majority of our inventory is liquid and is therefore funded by overnight or short-term facilities. These short-term facilities (i.e., committed line and commercial paper) have been established to mitigate changes in the liquidity of our inventory based on changing market conditions. Our funding sources are also dependent on the types of inventory that our counterparties are willing to accept as collateral and the number of counterparties available. From time to time, the number of counterparties that will enter into municipal repurchase agreements can be limited based on market conditions. Currently, the majority of our bank lines, our commercial paper programs and our prime broker arrangement will accept municipal inventory as collateral, which helps mitigate this municipal repurchase agreement counterparty risk. We also have established arrangements to obtain financing by another broker dealer at the end of each business day related specifically to our convertible inventory. Funding is generally obtained at rates based upon the federal funds rate and/or the London Interbank Offer Rate.

Commercial Paper Program – Our U.S. broker dealer subsidiary, Piper Jaffray & Co, issues secured commercial paper to fund a portion of its securities inventory. This commercial paper is issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and is secured by different inventory classes, which is reflected in the interest rate paid on the respective program. The programs can issue with maturities of 27 to 270 days. The following table provides information about our commercial paper programs at December 31, 2013:

(Dollars in millions)	CP Series A	CP Series II A	CP Series III A
Maximum amount that may be issued	$300.0	$150.0	$100.0
Amount outstanding	146.8	60.9	72.6

Weighted average maturity, in days	132	107	31

Prime Broker Arrangement – We have established an arrangement to obtain overnight financing by a single prime broker related to our alternative asset management funds in municipal securities. Financing under this arrangement is secured by certain securities, primarily municipal securities, and collateral limitations could reduce the amount of funding available under this arrangement. More specifically, this funding is at the discretion of the prime broker and could be denied subject to a notice period. At December 31, 2013, we had $234.4 million of financing outstanding under this prime broker arrangement.

Committed Lines – Our committed line is a one-year $250 million revolving secured credit facility. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co., our U.S. broker dealer subsidiary, to maintain a minimum net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 27, 2014. This credit facility has been in place since 2008 and we renewed the facility for another one-year term in the fourth quarter of 2013. At December 31, 2013, we had no advances against this line of credit.

Uncommitted Lines – We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $185 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have an uncommitted unsecured facility with one of these banks. All of these uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. More specifically, these lines are subject to approval by the respective bank each time an advance is requested and advances may be denied, which may be particularly true during times of market stress or market perceptions of our exposures. We manage our relationships with the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business. At December 31, 2013, we had no advances against these lines of credit.

The following tables present the average balances outstanding for our various short-term funding sources by quarter for 2013 and 2012, respectively.

	Average Balance for the Three Months Ended
(Dollars in millions)	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013
Funding source:
Repurchase agreements	$17.2	$11.2	$130.3	$66.2
Commercial paper	313.6	351.6	334.0	308.9
Prime broker arrangement	238.7	145.6	93.5	105.2
Short-term bank loans	1.3	1.8	11.8	5.1
Total	$570.8	$510.2	$569.6	$485.4

	Average Balance for the Three Months Ended
(Dollars in millions)	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
Funding source:
Repurchase agreements	$50.0	$71.0	$158.5	$114.3
Commercial paper	307.2	278.5	238.8	201.2
Prime broker arrangement	180.0	154.7	32.1	5.8
Short-term bank loans	0.2	3.5	40.9	9.7
Total	$537.4	$507.7	$470.3	$331.0

The average funding in the fourth quarter of 2013 increased to $570.8 million, compared with $510.2 million during the third quarter of 2013, due to an increase in average inventory balances in the fourth quarter of 2013. The increased inventory balances relate primarily to our municipal alternative asset management fund which attracted additional capital from outside investors during the second half of 2013.

The following tables present the maximum daily funding amount by quarter for 2013 and 2012, respectively.

	For the Three Months Ended
(Dollars in millions)	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013
Maximum amount of daily funding	$735.2	$799.0	$779.3	$677.1

	For the Three Months Ended
(Dollars in millions)	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
Maximum amount of daily funding	$619.4	$613.8	$666.1	$486.0

Variable rate senior notes

On November 30, 2012, we entered into a note purchase agreement (“Note Purchase Agreement”) under which we issued unsecured variable rate senior notes (“Notes”) in the amount of $125 million. The initial holders of the Notes are certain entities advised by Pacific Investment Management Company LLC (“PIMCO”). The Notes consist of two classes, Class A Notes and Class B Notes, with principal amounts of $50 million and $75 million, respectively. The unpaid principal amount of the Class A Notes and Class B Notes will be due on May 31, 2014 and November 30, 2015, respectively. The proceeds from the Notes were used to repay the outstanding balance under the three-year bank syndicated credit agreement (“Credit Agreement”). The remaining proceeds are used for general corporate purposes.

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

The Note Purchase Agreement includes covenants that, among other things, require us to maintain a minimum consolidated tangible net worth and minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. With respect to the net capital covenant, our U.S. broker dealer subsidiary is required to maintain minimum net capital of $120 million. At December 31, 2013, we were in compliance with all covenants.

Three-year bank syndicated credit agreement

On December 29, 2010, we entered into a Credit Agreement comprised of a $100 million amortizing term loan and a $50 million revolving credit facility. The unpaid principal and interest on the Credit Agreement was paid off on November 30, 2012 from the proceeds of the Notes.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments. The following table summarizes the contractual amounts at December 31, 2013, in total and by remaining maturity. Excluded from the table are a number of obligations recorded on the consolidated statements of financial condition that generally are short-term in nature, including secured financing transactions, trading liabilities, short-term borrowings and other payables and accrued liabilities.

On May 30, 2012, we entered into a lease agreement for 124,000 square feet of office space for the Company’s headquarters. The term of the lease commences on June 1, 2014, and expires on November 30, 2025, and includes an option to terminate the lease early effective January 31, 2022. Our contractual rental obligations for the full 11.5 year lease term are $24.5 million.

		2015	2017	2019 and
(Dollars in millions)	2014	- 2016	- 2018	thereafter	Total
Operating lease obligations	$12.0	$20.2	$16.7	$27.7	$76.6
Purchase commitments	13.3	14.0	7.8	—	35.1
Investment commitments (a)	—	—	—	—	47.6
Loan commitments (b)	—	—	—	—	—
Variable rate senior notes	50.0	75.0	—	—	125.0

(a)
The investment commitments have no specified call dates; however, the investment period for these funds is through 2018. The timing of capital calls is based on market conditions and investment opportunities. Investment commitments of $36.3 million relate to a commitment to an affiliated merchant banking fund.

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

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2013, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $0.2 million of unrecognized tax benefits have been excluded from the contractual obligation table above. See Note 28 to the consolidated financial statements for a discussion of income taxes.

Capital Requirements

As a registered broker dealer and member firm of FINRA, our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. We also are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. At December 31, 2013, our net capital under the SEC’s uniform net capital rule was $165.6 million, and exceeded the minimum net capital required under the SEC rule by $164.6 million.

Although we operate with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our Capital Markets revenue producing activities.

At December 31, 2013 Piper Jaffray Ltd., our broker dealer subsidiary registered in the United Kingdom, was subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes our off-balance sheet arrangements at December 31, 2013 and 2012:

	Expiration Per Period at December 31, 2013						Total Contractual Amount
				2017	2019		December 31,	December 31,
(Dollars in thousands)	2014	2015	2016	- 2018	- 2020	Later	2013	2012
Customer matched-book derivative contracts (1) (2)	$30,000	$69,332	$65,237	$40,950	$123,926	$4,981,484	$5,310,929	$5,569,096
Trading securities derivative contracts (2)	198,500	—	—	—	—	—	198,500	244,250
Credit default swap index contracts (2)	—	96,000	—	175,000	—	28,333	299,333	230,650
Equity derivative contracts (2)	16,107	713	270	—	—	—	17,090	—
Private equity investment commitments (3)	—	—	—	—	—	—	47,576	44,010

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with two major financial institutions, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $200.3 million at December 31, 2013) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At December 31, 2013, we had $22.0 million of credit exposure with these counterparties, including $9.3 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At December 31, 2013 and December 31, 2012, the net fair value of these derivative contracts approximated $30.4 million and $35.5 million, respectively.

(3)
The investment commitments have no specified call dates; however, the investment period for these funds is through 2018. The timing of capital calls is based on market conditions and investment opportunities.

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

Loan Commitments

We may commit to bridge loan financing for our clients or make commitments to underwrite corporate debt. We had no loan commitments outstanding at December 31, 2013.

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

We have committed capital to certain entities and these commitments generally have no specified call dates. We had $47.6 million of commitments outstanding at December 31, 2013, of which $36.3 million related to a commitment to an affiliated merchant banking fund.

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

In addition to supporting daily risk management processes on the trading desks, our risk management functions support our financial risk committees and valuation committee. The financial risk committees oversee risk management practices, including defining acceptable risk tolerances and approving risk management policies.

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

Our different types of market risk include:

Interest Rate Risk — Interest rate risk represents the potential volatility from changes in market interest rates. We are exposed to interest rate risk arising from changes in the level and volatility of interest rates, changes in the shape of the yield curve, changes in credit spreads, and the rate of prepayments on our interest-earning assets (including client margin balances, investments, inventories, and resale agreements) and our funding sources (including client cash balances, short-term and bank syndicated financing, and repurchase agreements), which finance these assets. Interest rate risk is managed through the use of appropriate hedging in U.S. government securities, agency securities, mortgage-backed securities, corporate debt securities, interest rate swaps, options, futures, MMD rate lock agreements and forward contracts. These interest rate swap contracts are recorded at fair value with the changes in fair value recognized in earnings. Our interest rate hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate risk.

Equity Price Risk — Equity price risk represents the potential loss in value due to adverse changes in the level or volatility of equity prices. We are exposed to equity price risk through our trading activities in the U.S. market on both listed and over-the-counter equity markets. Included in equity price risk is our exposure through strategic trading activities in equities, which we initiated in 2013. We attempt to reduce the risk of loss inherent in our market-making and in our inventory of equity securities by establishing limits on the notional level of our inventory and by managing net position levels within those limits.

Currency Risk — Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments. A modest portion of our business is conducted in currencies other than the U.S. dollar, and changes in foreign exchange rates relative to the U.S. dollar can therefore affect the value of non-U.S. dollar net assets, revenues and expenses. A change in the foreign currency rates could create either a foreign currency transaction gain/loss (recorded in our consolidated statements of operations) or a foreign currency translation adjustment (recorded to accumulated other comprehensive income within the shareholders’ equity section of our consolidated statements of financial condition and other comprehensive income within the consolidated statements of comprehensive income).

Value-at-Risk

Value-at-Risk (“VaR”) is the potential loss in value of our trading positions, excluding non-controlling interests, due to adverse market movements over a defined time horizon with a specified confidence level. We perform a daily VaR analysis on substantially all of our trading positions, including fixed income, equities, convertible bonds, asset-backed securities, and all associated economic hedges. These positions encompass both customer-related and strategic trading activities, which focus on proprietary investments in municipal bonds, mortgage-backed bonds and equity securities. We use a VaR model because it provides a common metric for assessing market risk across business lines and products. Changes in VaR between reporting periods are generally due to changes in levels of risk exposure, volatilities and/or correlations among asset classes and individual securities.

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

	December 31,	December 31,
(Dollars in thousands)	2013	2012
Interest Rate Risk	$1,793	$779
Equity Price Risk	788	911
Diversification Effect (1)	(765)	(737)
Total Value-at-Risk	$1,816	$953

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the years ended December 31, 2013 and 2012, respectively.

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2013
Interest Rate Risk	$2,840	$578	$1,756
Equity Price Risk	2,434	64	1,056
Diversification Effect (1)			(944)
Total Value-at-Risk	$2,792	$865	$1,868

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2012
Interest Rate Risk	$1,273	$369	$780
Equity Price Risk	2,664	170	995
Diversification Effect (1)			(716)
Total Value-at-Risk	$2,451	$539	$1,059

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses exceeded our one-day VaR on one occasion during 2013.

The aggregate VaR as of December 31, 2013 was higher than the reported VaR on December 31, 2012. The increase in VaR is due to increased volatility during the measurement period and growth in trading efforts in asset classes that are accretive to overall VaR.

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

We are also exposed to liquidity risk in our day-to-day funding activities. We have a relatively low leverage ratio of 2.6 and adjusted leverage ratio of 3.6 as of December 31, 2013. We manage liquidity risk by diversifying our funding sources across products and among individual counterparties within those products. For example, our treasury department actively manages the use of our committed bank line, repurchase agreements, commercial paper issuance and secured and unsecured bank borrowings each day depending on pricing, availability of funding, available collateral and lending parameters from any one of these sources.

In addition to managing our capital and funding, the treasury department oversees the management of net interest income risk and the overall use of our capital, funding, and balance sheet.

We currently act as the remarketing agent for approximately $3.3 billion of variable rate demand notes, the majority of which have a financial institution providing a liquidity guarantee. At certain times, demand from buyers of variable rate demand notes is less than the supply generated by sellers of these instruments. In times of supply and demand imbalance, we may (but are not obligated to) facilitate liquidity by purchasing variable rate demand notes from sellers for our own account. Our liquidity risk related to variable rate demand notes is ultimately mitigated by our ability to tender these securities back to the financial institution providing the liquidity guarantee.

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

We have concentrated counterparty credit exposure with six non-publicly rated entities totaling $22.0 million at December 31, 2013. This counterparty credit exposure is part of our matched-book derivative program, consisting primarily of interest rate swaps. One derivative counterparty represents 42.4 percent, or $9.3 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

Merchant banking debt investments that have been funded are recorded in other assets at amortized cost on the consolidated statements of financial condition. At December 31, 2013, we had one funded merchant banking debt investments totaling $11.6 million. Merchant banking investments are monitored regularly by a financial committee.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 framework). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2013.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of Piper Jaffray Companies included in this Annual Report on Form 10-K, has issued an attestation report on internal control over financial reporting as of December 31, 2013. Their report, which expresses an unqualified opinion on the effectiveness of Piper Jaffray Companies’ internal control over financial reporting as of December 31, 2013, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Piper Jaffray Companies

We have audited Piper Jaffray Companies’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Piper Jaffray Companies’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Piper Jaffray Companies maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Piper Jaffray Companies and our report dated February 28, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Piper Jaffray Companies

We have audited the accompanying consolidated statements of financial condition of Piper Jaffray Companies (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Piper Jaffray Companies at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Piper Jaffray Companies’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 28, 2014

Piper Jaffray Companies
Consolidated Statements of Financial Condition

	December 31,	December 31,
	2013	2012
(Amounts in thousands, except share data)
Assets
Cash and cash equivalents	$123,683	$105,371
Cash and cash equivalents segregated for regulatory purposes	43,012	31,007
Receivables:
Customers	11,633	13,795
Brokers, dealers and clearing organizations	127,113	148,117
Securities purchased under agreements to resell	167,875	145,433

Financial instruments and other inventory positions owned	406,513	384,789
Financial instruments and other inventory positions owned and pledged as collateral	957,515	826,806
Total financial instruments and other inventory positions owned	1,364,028	1,211,595

Fixed assets (net of accumulated depreciation and amortization of $62,311 and $61,032, respectively)	16,114	15,089
Goodwill	210,634	196,844
Intangible assets (net of accumulated amortization of $31,869 and $23,876, respectively)	39,930	41,258
Investments	112,043	85,772
Other assets	102,092	88,799
Assets held for sale	—	4,653
Total assets	$2,318,157	$2,087,733

Liabilities and Shareholders’ Equity
Short-term financing	$514,711	$477,014
Variable rate senior notes	125,000	125,000
Payables:
Customers	33,109	42,007
Brokers, dealers and clearing organizations	27,722	60,155
Securities sold under agreements to repurchase	4,397	50,000
Financial instruments and other inventory positions sold, but not yet purchased	512,833	357,201
Accrued compensation	159,928	132,124
Other liabilities and accrued expenses	58,385	53,193
Liabilities held for sale	—	864
Total liabilities	1,436,085	1,297,558

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at December 31, 2013 and December 31, 2012;
Shares issued: 19,537,127 at December 31, 2013 and 19,530,359 at December 31, 2012;
Shares outstanding: 14,383,418 at December 31, 2013 and 15,213,796 at December 31, 2012	195	195
Additional paid-in capital	740,321	754,566
Retained earnings	163,893	118,803
Less common stock held in treasury, at cost: 5,153,709 shares at December 31, 2013 and 4,316,563 shares at December 31, 2012	(170,629)	(140,939)
Accumulated other comprehensive income	896	667
Total common shareholders’ equity	734,676	733,292

Noncontrolling interests	147,396	56,883
Total shareholders’ equity	882,072	790,175

Total liabilities and shareholders’ equity	$2,318,157	$2,087,733
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations

	Year Ended December 31,
(Amounts in thousands, except per share data)	2013	2012	2011
Revenues:
Investment banking	$248,563	$232,958	$202,513
Institutional brokerage	146,648	166,642	135,358
Asset management	83,045	65,699	63,307
Interest	50,409	37,845	43,447
Investment income	21,566	4,903	8,178

Total revenues	550,231	508,047	452,803

Interest expense	25,036	19,095	20,720

Net revenues	525,195	488,952	432,083

Non-interest expenses:
Compensation and benefits	322,464	296,882	265,015
Occupancy and equipment	25,493	26,454	28,430
Communications	21,431	20,543	22,121
Floor brokerage and clearance	8,270	8,054	8,925
Marketing and business development	21,603	19,908	22,640
Outside services	32,982	27,998	27,570
Restructuring and integration costs	4,689	3,642	—
Goodwill impairment	—	—	120,298
Intangible asset amortization expense	7,993	6,944	7,256
Other operating expenses	4,657	9,516	10,017

Total non-interest expenses	449,582	419,941	512,272

Income/(loss) from continuing operations before income tax expense	75,613	69,011	(80,189)

Income tax expense	20,390	19,470	9,120

Income/(loss) from continuing operations	55,223	49,541	(89,309)

Discontinued operations:
Loss from discontinued operations, net of tax	(4,739)	(5,807)	(11,248)

Net income/(loss)	50,484	43,734	(100,557)

Net income applicable to noncontrolling interests	5,394	2,466	1,463

Net income/(loss) applicable to Piper Jaffray Companies	$45,090	$41,268	$(102,020)

Net income/(loss) applicable to Piper Jaffray Companies’ common shareholders	$40,596	$35,335	$(102,020)	(1)

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Operations – Continued

	Year Ended December 31,
(Amounts in thousands, except per share data)	2013	2012	2011
Amounts applicable to Piper Jaffray Companies
Net income/(loss) from continuing operations	$49,829	$47,075	$(90,772)
Net loss from discontinued operations	(4,739)	(5,807)	(11,248)
Net income/(loss) applicable to Piper Jaffray Companies	$45,090	$41,268	$(102,020)

Earnings/(loss) per basic common share
Income/(loss) from continuing operations	$2.98	$2.58	$(5.79)
Loss from discontinued operations	(0.28)	(0.32)	(0.72)
Earnings/(loss) per basic common share	$2.70	$2.26	$(6.51)

Earnings/(loss) per diluted common share
Income/(loss) from continuing operations	$2.98	$2.58	$(5.79)
Loss from discontinued operations	(0.28)	(0.32)	(0.72)
Earnings/(loss) per diluted common share	$2.70	$2.26	$(6.51)	(2)

Weighted average number of common shares outstanding
Basic	15,046	15,615	15,672
Diluted	15,061	15,616	15,672	(2)

(1)	No allocation of income was made due to loss position.

(2)	Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred.

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Net income/(loss)	$50,484	$43,734	$(100,557)

Other comprehensive income/(loss), net of tax:
Adjustment to unrecognized pension cost	(38)	—	—
Foreign currency translation adjustment	267	62	(122)

Total other comprehensive income/(loss), net of tax	229	62	(122)

Comprehensive income/(loss)	50,713	43,796	(100,679)

Comprehensive income applicable to noncontrolling interests	5,394	2,466	1,463

Comprehensive income/(loss) applicable to Piper Jaffray Companies	$45,319	$41,330	$(102,142)

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Changes in Shareholders' Equity

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity

Balance at December 31, 2010	14,652,665	$195	$836,152	$179,555	$(203,317)	$727	$813,312	$4,789	$818,101

Net income/(loss)	—	—	—	(102,020)	—	—	(102,020)	1,463	(100,557)
Amortization/issuance of restricted stock	—	—	29,459	—	—	—	29,459	—	29,459
Repurchase of common stock through share repurchase program	(293,829)	—	—	—	(5,994)	—	(5,994)	—	(5,994)
Issuance of treasury shares for restricted stock vestings and options exercised	1,796,239	—	(74,920)	—	74,960	—	40	—	40
Repurchase of common stock for employee tax withholding	(509,671)	—	—	—	(20,535)	—	(20,535)	—	(20,535)
Issuance of treasury shares for 401k match	90,085	—	38	—	3,776	—	3,814	—	3,814
Shares reserved to meet deferred compensation obligations	14,699	—	437	—	—	—	437	—	437
Other comprehensive loss	—	—	—	—	—	(122)	(122)	—	(122)
Fund capital contributions, net	—	—	—	—	—	—	—	25,957	25,957
Balance at December 31, 2011	15,750,188	$195	$791,166	$77,535	$(151,110)	$605	$718,391	$32,209	$750,600

Net income	—	—	—	41,268	—	—	41,268	2,466	43,734
Amortization/issuance of restricted stock	—	—	16,681	—	—	—	16,681	—	16,681
Repurchase of common stock through share repurchase program	(1,645,458)	—	—	—	(38,068)	—	(38,068)	—	(38,068)
Issuance of treasury shares for restricted stock vestings	1,323,427	—	(50,776)	—	50,776	—	—	—	—
Repurchase of common stock for employee tax withholding	(385,449)	—	—	—	(9,096)	—	(9,096)	—	(9,096)
Issuance of treasury shares for 401k match	165,241	—	(2,745)	—	6,559	—	3,814	—	3,814
Shares reserved to meet deferred compensation obligations	5,847	—	240	—	—	—	240	—	240
Other comprehensive income	—	—	—	—	—	62	62	—	62
Fund capital contributions, net	—	—	—	—	—	—	—	22,208	22,208
Balance at December 31, 2012	15,213,796	$195	$754,566	$118,803	$(140,939)	$667	$733,292	$56,883	$790,175

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Changes in Shareholders' Equity – Continued

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Net income	—	$—	$—	$45,090	$—	$—	$45,090	$5,394	$50,484
Amortization/issuance of restricted stock	—	—	23,528	—	—	—	23,528	—	23,528
Repurchase of common stock through share repurchase program	(1,719,662)	—	—	—	(55,929)	—	(55,929)	—	(55,929)
Issuance of treasury shares for restricted stock vestings	1,173,180	—	(38,636)	—	38,636	—	—	—	—
Repurchase of common stock for employee tax withholding	(386,713)	—	—	—	(15,533)	—	(15,533)	—	(15,533)
Issuance of treasury shares for 401k match	96,049	—	803	—	3,136	—	3,939	—	3,939
Shares reserved to meet deferred compensation obligations	6,768	—	60	—	—	—	60	—	60
Other comprehensive income	—	—	—	—	—	229	229	—	229
Fund capital contributions, net	—	—	—	—	—	—	—	85,119	85,119
Balance at December 31, 2013	14,383,418	$195	$740,321	$163,893	$(170,629)	$896	$734,676	$147,396	$882,072
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Operating Activities:
Net income/(loss)	$50,484	$43,734	$(100,557)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	5,714	7,005	7,338
Deferred income taxes	(2,630)	11,458	17,100
Loss on sale of FAMCO	1,876	—	—
Loss on disposal of fixed assets	—	1,624	—
Share-based and deferred compensation	21,598	20,641	22,803
Goodwill impairment	—	5,508	120,298
Amortization of intangible assets	7,993	7,669	8,276
Amortization of forgivable loans	6,300	8,057	8,365
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	(12,005)	(5,999)	1,998
Receivables:
Customers	2,162	10,395	18,706
Brokers, dealers and clearing organizations	21,004	(23,452)	66,655
Securities purchased under agreements to resell	(22,442)	14,713	98,851
Net financial instruments and other inventory positions owned	4,685	(360,317)	14,326
Investments	(26,271)	(17,444)	(8,239)
Other assets	(3,867)	(15,362)	6,779
Increase/(decrease) in operating liabilities:
Payables:
Customers	(8,898)	12,592	(22,826)
Brokers, dealers and clearing organizations	(33,559)	24,720	19,466
Securities sold under agreements to repurchase	4,397	—	(8,581)
Accrued compensation	32,233	23,424	(27,225)
Other liabilities and accrued expenses	(2,354)	18,945	(38,685)
Decrease in assets held for sale	605	435	438
Increase/(decrease) in liabilities held for sale	(465)	(128)	47

Net cash provided by/(used in) operating activities	46,560	(211,782)	205,333

Investing Activities:
Business acquisitions, net of cash acquired	(24,726)	—	(56)
Sale of FAMCO	250	—	—
Purchases of fixed assets, net	(5,476)	(2,131)	(7,648)

Net cash used in investing activities	(29,952)	(2,131)	(7,704)

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Cash Flows – Continued

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011

Financing Activities:
Increase/(decrease) in short-term financing	$37,697	$308,313	$(29,940)
Issuance/(repayment) of variable rate senior notes	—	125,000	—
Decrease in bank syndicated financing	—	(115,000)	(10,000)
Decrease in securities sold under agreements to repurchase	(50,000)	(59,080)	(122,219)
Increase in noncontrolling interests	85,119	22,208	25,957
Repurchase of common stock	(71,462)	(47,164)	(26,529)
Excess tax benefit from share-based compensation	47	—	—
Proceeds from stock option transactions	—	—	40

Net cash provided by/(used in) financing activities	1,401	234,277	(162,691)

Currency adjustment:
Effect of exchange rate changes on cash	303	(17)	(130)

Net increase in cash and cash equivalents	18,312	20,347	34,808

Cash and cash equivalents at beginning of year	105,371	85,024	50,216

Cash and cash equivalents at end of year	$123,683	$105,371	$85,024

Supplemental disclosure of cash flow information –
Cash paid/(received) during the year for:
Interest	$23,487	$22,129	$25,700
Income taxes	$745	$(4,961)	$14,982

Non-cash financing activities –
Issuance of common stock for retirement plan obligations:
96,049 shares, 165,241 shares and 90,085 shares for the years ended December 31, 2013, 2012 and 2011, respectively	$3,939	$3,814	$3,814

Issuance of restricted common stock for annual equity award:
431,582 shares, 487,181 shares and 592,697 shares for the years ended December 31, 2013, 2012 and 2011, respectively	$17,699	$11,244	$25,095

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

Capital Markets

The Capital Markets segment provides institutional sales, trading and research services and investment banking services. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Investment banking services include management of and participation in underwritings, merger and acquisition services and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Also, the Company generates revenue through strategic trading activities, which focus on proprietary investments in municipal bonds, mortgage-backed securities, equity securities and merchant banking activities, which involve equity or debt investments in late stage private companies. As certain of these efforts have matured and an investment process has been developed, the Company has created alternative asset management funds in merchant banking and municipal securities in order to invest firm capital as well as to seek capital from outside investors. The Company receives management and performance fees for managing these funds.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Reclassifications

In 2013, the Company reclassified interest revenue and expense associated with its derivative contracts to investment banking or institutional brokerage revenues within the consolidated statements of operations to more accurately reflect the nature and intent of the derivative instrument. The Company reclassified $11.0 million and $12.0 million of interest revenue and $10.2 million and $10.9 million of interest expense for the years ended December 31, 2012 and 2011, respectively. This change had no effect on net revenues, net income, shareholders’ equity or cash flows for any of the periods presented.

In 2012, the Company reclassified the value of restricted stock forfeitures from other income to a reduction of compensation and benefits expense within the consolidated statements of operations to be consistent with the reporting of forfeitures for the Piper Jaffray Companies Mutual Fund Restricted Share Investment Plan and to more accurately reflect compensation expense. The reclassified amount within continuing operations was $3.3 million for the year ended December 31, 2011. This change had no effect on shareholders’ equity, net income or cash flows for the period presented.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

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

Interest is accrued on securities borrowed and loaned transactions and is included in (i) other assets or other liabilities and accrued expenses on the consolidated statements of financial condition and (ii) the respective interest income or interest expense amounts on the consolidated statements of operations.

Fair Value of Financial Instruments

Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased on the consolidated statements of financial condition consist of financial instruments recorded at fair value. Unrealized gains and losses related to these financial instruments are reflected on the consolidated statements of operations. Securities (both long and short) are recognized on a trade-date basis. Additionally, certain of the Company’s investments on the consolidated statements of financial condition are recorded at fair value, either as required by accounting guidance or through the fair value election.

Fair Value Hierarchy – FASB Accounting Standards Codification Topic 820, “Fair Value Measurement,” (“ASC 820”) provides a definition of fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect management’s assumptions that market participants would use in pricing the

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the transparency of inputs as follows:

Level I – Quoted prices (unadjusted) are available in active markets for identical assets or liabilities as of the report date. A quoted price for an identical asset or liability in an active market provides the most reliable fair value measurement because it is directly observable to the market. The type of financial instruments included in Level I are highly liquid instruments with quoted prices such as equities listed in active markets, U.S. treasury bonds, money market securities and certain exchange traded firm investments and derivative instruments.

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

Valuation of Financial Instruments – The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date (the exit price). Based on the nature of the Company’s business and its role as a “dealer” in the securities industry or its role as a manager of alternative asset management funds, the fair values of its financial instruments are determined internally. When available, the Company values financial instruments at observable market prices, observable market parameters, or broker or dealer prices (bid and ask prices). In the case of financial instruments transacted on recognized exchanges, the observable market prices represent quotations for completed transactions from the exchange on which the financial instrument is principally traded.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

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

For leases that contain escalation clauses or rent-free holidays, the Company recognizes the related rent expense on a straight-line basis from the date the Company takes possession of the property to the end of the initial lease term. The Company records any difference between the straight-line rent amounts and amounts payable under the leases as part of other liabilities and accrued expenses.

Cash or lease incentives received upon entering into certain leases are recognized on a straight-line basis as a reduction of rent expense from the date the Company takes possession of the property or receives the cash to the end of the initial lease term. The Company records the unamortized portion of lease incentives as part of other liabilities and accrued expenses.

Goodwill and Intangible Assets

Goodwill represents the fair value of the consideration transferred in excess of the fair value of identifiable net assets at the acquisition date. The recoverability of goodwill is evaluated annually, at a minimum, or on an interim basis if circumstances indicate a possible inability to realize the carrying amount. The Company has the option to first assess qualitative factors to determine whether the fair value of a reporting unit is less than its carrying amount. Further quantitative analysis is required if the Company determines that the fair value of a reporting unit is less than its carrying amount. The evaluation includes assessing the estimated fair value of the Company’s reporting units based on a discounted cash flow model using revenue and profit forecasts, the Company’s market capitalization, public market comparables and multiples of recent mergers and acquisitions of similar businesses, if available.

Intangible assets with determinable lives consist of asset management contractual relationships and capital markets customer relationships and non-competition agreements that are amortized over their estimated useful lives ranging from two to ten years. Indefinite-life intangible assets consist of the ARI trade name. It is not amortized and is evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amount.

Investments

The Company’s proprietary investments include investments in private companies and partnerships, registered mutual funds, warrants of public and private companies and private company debt. Equity investments in private companies are accounted for at fair value, if the fair value option was elected, or at cost. Investments in partnerships are accounted for under the equity method, which is generally the net asset value. Registered mutual funds are accounted for at fair value. Company-owned warrants with a cashless exercise option are valued at fair value, while warrants without a cashless exercise option are valued at cost. Private company debt investments are recorded at amortized cost, net of any unamortized premium or discount.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Other Assets

Other assets include net deferred income tax assets, receivables and prepaid expenses. Receivables include fee receivables, accrued interest, income tax receivables and loans made to employees, typically in connection with their recruitment. Employee loans are forgiven based on continued employment and are amortized to compensation and benefits expense using the straight-line method over the respective terms of the loans, which generally range from two to five years.

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

Institutional Brokerage – Institutional brokerage revenues include (i) commissions received from customers for the execution of brokerage transactions in listed and over-the-counter (OTC) equity, fixed income and convertible debt securities, which are recorded on a trade date basis, (ii) trading gains and losses and (iii) fees received by the Company for equity research. The Company permits institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. As the Company is not the primary obligor for these arrangements, expenses relating to soft dollars are netted against commission revenues.

Asset Management – Asset management fees include revenues the Company receives in connection with management and investment advisory services performed for separately managed accounts and various funds and partnerships. These fees are recognized in the period in which services are provided. Fees are defined in client contracts as either fixed or based on a percentage of portfolio assets under management and may include performance fees. Performance fees are earned when the investment return on assets under management exceeds certain benchmark targets or other performance targets over a specified measurement period (monthly, quarterly or annually). Performance fees, if earned, are generally recognized at the end of the specified measurement period, typically the fourth quarter of the applicable year, or upon client liquidation. Performance fees are recognized as of each reporting date for certain consolidated entities.

Interest Revenue and Expense – The Company nets interest expense within net revenues to mitigate the effects of fluctuations in interest rates on the Company’s consolidated statements of operations. The Company recognizes contractual interest on financial instruments owned and financial instruments sold, but not yet purchased (excluding derivative instruments), on an accrual basis as a component of interest revenue and expense. The Company accounts for interest related to its short-term and bank syndicated financings and its variable rate senior notes on an accrual basis with related interest recorded as interest expense. In addition, the Company recognizes interest revenue related to its securities borrowed and securities purchased under agreements to resell activities and interest expense related to its securities loaned and securities sold under agreements to repurchase activities on an accrual basis.

Investment Income – Investment income includes realized and unrealized gains and losses from the Company's merchant banking and other firm investments.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

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

On July 16, 2013, the Company completed the purchase of Edgeview Partners, L.P. ("Edgeview"), a middle-market advisory firm specializing in mergers and acquisitions. The purchase was completed pursuant to the Unit Purchase Agreement dated June 17, 2013. The acquisition of Edgeview further strengthens the Company's mergers and acquisitions position in the middle market and adds resources dedicated to the private equity community.

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

These acquisitions were accounted for pursuant to FASB Accounting Standards Codification Topic 805, "Business Combinations." Accordingly, the purchase price of each acquisition was allocated to the acquired assets and liabilities assumed based on their estimated fair values as of the respective acquisition dates. The excess of the purchase price over the net assets acquired was allocated between goodwill and intangible assets within the Capital Markets segment. The Company recorded $13.8 million of goodwill on the consolidated statements of financial condition, of which $9.1 million is expected to be deductible for income tax purposes. In management's opinion, the goodwill represents the reputation and expertise of Seattle-Northwest and Edgeview in their respective business lines.

Identifiable intangible assets purchased by the Company consisted of customer relationships and non-competition agreements with acquisition-date fair values estimated to be $6.0 million and $0.7 million, respectively. Transaction costs of $1.1 million were incurred for the year ended December 31, 2013, and are included in restructuring and integration costs within continuing operations on the consolidated statements of operations.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

In the fourth quarter of 2013, the Company recorded measurement period adjustments to reflect the final fair values of intangible assets and acquired leases. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the respective dates of acquisition:

(Dollars in thousands)
Assets
Cash and cash equivalents	$8,014
Financial instruments and other inventory positions owned	24,074
Fixed assets	1,247
Goodwill	13,790
Intangible assets	6,665
Other assets	8,922
Total assets acquired	62,712

Liabilities
Payables	1,126
Financial instruments and other inventory positions sold, but not yet purchased	22,588
Accrued compensation	1,469
Other liabilities and accrued expenses	4,789
Total liabilities assumed	29,972

Net assets acquired	$32,740
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

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Net revenues	$541,304	$535,694	$458,831
Net income/(loss) from continuing operations applicable to Piper Jaffray Companies	$48,568	$50,413	$(90,810)

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

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

The components of discontinued operations for the Hong Kong capital markets business are as follows:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Net revenues	$—	$6,635	$15,996

Restructuring expenses	—	11,535	—
Other expenses	1,197	16,550	24,983
Total non-interest expenses	1,197	28,085	24,983

Loss from discontinued operations before income tax expense/(benefit)	(1,197)	(21,450)	(8,987)

Income tax expense/(benefit)	(415)	(21,069)	1,927

Loss from discontinued operations, net of tax	$(782)	$(381)	$(10,914)

On April 30, 2013, the Company completed the sale of FAMCO for consideration of $4.0 million under a previously announced definitive agreement. The sale consideration of $4.0 million consisted of $0.3 million in cash and a $3.7 million note receivable from the buyer. FAMCO's results, previously reported in the Asset Management segment, have been presented as discontinued operations for all periods presented and the related assets and liabilities were classified as held for sale as of December 31, 2012. The disposal group primarily consisted of intangible assets, other receivables and accrued compensation. As part of the sale, the Company indemnified the buyer against certain costs and obligations. As of December 31, 2013, a $0.5 million remaining indemnification obligation was included within other liabilities and accrued expenses on the consolidated statements of financial condition. The potential amount of future payments that the Company could be required to make pursuant to the terms of the definitive sale agreement is not limited, however it is not expected to be material.

The components of discontinued operations for FAMCO are as follows:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Net revenues	$1,650	$5,718	$6,584

Goodwill impairment	—	5,508	—
Operating expenses	5,057	8,362	7,089
Total non-interest expenses	5,057	13,870	7,089

Loss from discontinued operations before income tax benefit	(3,407)	(8,152)	(505)

Income tax benefit	(1,326)	(2,726)	(171)

Loss from discontinued operations	(2,081)	(5,426)	(334)

Loss on sale, net of tax	(1,876)	—	—

Loss from discontinued operations, net of tax	$(3,957)	$(5,426)	$(334)

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 6 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased were as follows:

	December 31,	December 31,
(Dollars in thousands)	2013	2012
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$54,097	$16,478
Convertible securities	80,784	44,978
Fixed income securities	10,102	33,668
Municipal securities:
Taxable securities	232,379	164,059
Tax-exempt securities	460,865	418,189
Short-term securities	62,620	68,328
Asset-backed securities	119,811	116,195
U.S. government agency securities	304,737	304,259
U.S. government securities	—	4,966
Derivative contracts	38,633	40,475
Total financial instruments and other inventory positions owned	1,364,028	1,211,595

Less noncontrolling interests (1)	(291,513)	(103,480)
	$1,072,515	$1,108,115

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$69,205	$27,090
Convertible securities	—	1,015
Fixed income securities	24,021	19,314
Municipal securities:
Short-term securities	—	60
U.S. government agency securities	120,084	73,724
U.S. government securities	291,320	231,043
Derivative contracts	8,203	4,955
Total financial instruments and other inventory positions sold, but not yet purchased	512,833	357,201

Less noncontrolling interests (2)	(68,356)	(27,308)
	$444,477	$329,893

(1)
Noncontrolling interests attributable to third party ownership in a consolidated municipal bond fund consist of $101.8 million and $43.8 million of taxable municipal securities, $183.9 million and $58.0 million of tax-exempt municipal securities, and $5.8 million and $1.7 million of derivative contracts as of December 31, 2013 and 2012, respectively.

(2)
Noncontrolling interests attributable to third party ownership in a consolidated municipal bond fund consist of $67.4 million and $27.3 million of U.S. government securities as of December 31, 2013 and 2012, respectively, and $1.0 million of derivative contracts as of December 31, 2013.

At December 31, 2013 and 2012, financial instruments and other inventory positions owned in the amount of $957.5 million and $826.8 million, respectively, had been pledged as collateral for short-term financings and repurchase agreements.

Financial instruments and other inventory positions sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. The Company is obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected on the consolidated statements of financial condition. The Company economically hedges changes in the market value of its financial instruments and other inventory positions owned using inventory positions sold, but not yet purchased, interest rate derivatives, credit default swap index contracts, futures and exchange traded options.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Derivative Contract Financial Instruments

The Company uses interest rate swaps, interest rate locks, credit default swap index contracts and option contracts to facilitate customer transactions and as a means to manage risk in certain inventory positions. The following describes the Company’s derivatives by the type of transaction or security the instruments are economically hedging.

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

Trading securities derivatives: The Company enters into interest rate derivative contracts to hedge interest rate and market value risks associated with its fixed income securities. The instruments use interest rates based upon either the Municipal Market Data (“MMD”) index, LIBOR or the SIFMA index. The Company also enters into credit default swap index contracts to hedge credit risk associated with its taxable fixed income securities and option contracts to hedge market value risk associated with its convertible securities and asset-backed securities.

Firm investments: The Company has historically entered into foreign currency forward contracts to manage the currency exposure related to its non-U.S. dollar denominated firm investments.

The following table presents the total absolute notional contract amount associated with the Company’s outstanding derivative instruments:

(Dollars in thousands)		December 31,	December 31,
Transaction Type or Hedged Security	Derivative Category	2013	2012
Customer matched-book	Interest rate derivative contract	$5,310,929	$5,569,096
Trading securities	Interest rate derivative contract	198,500	244,250
Trading securities	Credit default swap index contract	299,333	230,650
Trading securities	Equity option derivative contract	17,090	—
		$5,825,852	$6,043,996

The Company’s derivative contracts do not qualify for hedge accounting, therefore, unrealized gains and losses are recorded on the consolidated statements of operations. The following table presents the Company’s unrealized gains/(losses) on derivative instruments:

(Dollars in thousands)		Year Ended December 31,
Derivative Category	Operations Category	2013	2012	2011
Interest rate derivative contract	Investment banking	$(1,529)	$(2,583)	$(4,959)
Interest rate derivative contract	Institutional brokerage	(2,511)	(798)	(7,371)
Credit default swap index contract	Institutional brokerage	(1,522)	(1,603)	1,009
Equity option derivative contract	Institutional brokerage	(646)	—	—
Foreign currency forward contract	Other operating expenses	—	—	(59)
		$(6,208)	$(4,984)	$(11,380)

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The gross fair market value of all derivative instruments and their location on the Company’s consolidated statements of financial condition prior to counterparty netting are shown below by asset or liability position:

(Dollars in thousands)		Asset Value at		Liability Value at
		December 31,		December 31,
Derivative Category	Financial Condition Location	2013	Financial Condition Location	2013
Interest rate derivative contract	Financial instruments and other inventory positions owned	$342,210	Financial instruments and other inventory positions sold, but not yet purchased	$323,032
Credit default swap index contract	Financial instruments and other inventory positions owned	10,070	Financial instruments and other inventory positions sold, but not yet purchased	7,676
Equity option derivative contract	Financial instruments and other inventory positions owned	19	Financial instruments and other inventory positions sold, but not yet purchased	1,889
		$352,299		$332,597

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

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company’s financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company’s  derivative contracts are substantially collateralized by its counterparties, who  are major  financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of December 31, 2013, the Company had $22.0 million of uncollateralized credit exposure with these counterparties (notional contract amount of $200.3 million), including $9.3 million of uncollateralized credit exposure with one counterparty.

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

The Company employs specific control processes to determine the reasonableness of the fair value of its financial instruments. The Company’s processes are designed to ensure that the internally estimated fair values are accurately recorded and that the data inputs and the valuation techniques used are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. Individuals outside of the trading departments perform independent pricing verification reviews as of each reporting date. The Company has established parameters which set forth when the fair value of securities are independently verified. The selection parameters are generally based upon the type of security, the level of estimation risk of a security, the materiality of the security to the Company’s financial statements, changes in fair value from period to period, and other specific facts and circumstances of the Company’s securities portfolio. In evaluating the initial internally-estimated fair values made by the Company’s traders, the nature and complexity of securities involved (e.g., term, coupon, collateral, and other key drivers of value), level of market activity for securities, and availability of market data are considered. The independent price verification procedures include, but are not limited to, analysis of trade data (both internal and external where available), corroboration to the valuation of positions with similar characteristics, risks and components, or comparison to an alternative pricing source, such as a discounted cash flow model. The Company’s valuation committee, comprised of members of senior

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

management and risk management, provides oversight and overall responsibility for the internal control processes and procedures related to fair value measurements.

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

Short-term municipal securities – Short-term municipal securities include auction rate securities, variable rate demand notes, and other short-term municipal securities. Variable rate demand notes and other short-term municipal securities are valued using recently executed observable trades or market price quotations and therefore are generally categorized as Level II. Auction rate securities with limited liquidity are categorized as Level III and are valued using discounted cash flow models with unobservable inputs such as the Company’s expected recovery rate on the securities.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

U.S. government agency securities – U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities and are categorized as Level II. Mortgage bonds include bonds secured by mortgages, mortgage pass-through securities, agency collateralized mortgage-obligation (“CMO”) securities and agency interest-only securities. Mortgage pass-through securities, CMO securities and interest-only securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore are generally categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields ranging from 80-175 basis points (“bps”) on spreads over U.S. treasury securities, or models based upon prepayment expectations ranging from 192-383 Public Securities Association (“PSA”) prepayment levels. These securities are categorized as Level II.

U.S. government securities – U.S. government securities include highly liquid U.S. treasury securities which are generally valued using quoted market prices and therefore categorized as Level I. The Company does not transact in securities of countries other than the U.S. government.

Derivatives – Derivative contracts include interest rate and basis swaps, forward purchase agreements, interest rate locks, futures, options and credit default swap index contracts. These instruments derive their value from underlying assets, reference rates, indices or a combination of these factors. The Company's equity option derivative contracts are valued based on quoted prices from the exchange for identical assets or liabilities as of the period-end date. To the extent these contracts are actively traded and valuation adjustments are not applied, they are categorized as Level I. The Company’s credit default swap index contracts are valued using market price quotations and are classified as Level II. The majority of the Company’s interest rate derivative contracts, including both interest rate swaps and interest rate locks, are valued using market standard pricing models based on the net present value of estimated future cash flows. The valuation models used do not involve material subjectivity as the methodologies do not entail significant judgment and the pricing inputs are market observable, including contractual terms, yield curves and measures of volatility. These instruments are classified as Level II within the fair value hierarchy. Certain interest rate locks transact in less active markets and were valued using valuation models that used the previously mentioned observable inputs and certain unobservable inputs that required significant judgment, such as the premium over the MMD curve. These instruments are classified as Level III.

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

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking and other investments at inception to reflect economic events in earnings on a timely basis. Merchant banking and other equity investments of $16.1 million and $15.4 million, included within investments on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets at December 31, 2013 and 2012, respectively. The realized and unrealized gains from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were $10.6 million and $2.6 million for the years ended December 31, 2013 and 2012, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level III financial instruments as of December 31, 2013:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	Discounted cash flow	Debt service coverage ratio (2)	5 - 69%	22.2%
Short-term securities	Discounted cash flow	Expected recovery rate (% of par) (2)	77 - 80%	79.6%
Asset-backed securities:
Collateralized by residential mortgages	Discounted cash flow	Credit default rates (3)	2 - 8%	4.7%
		Prepayment rates (4)	2 - 8%	5.3%
		Loss severity (3)	52 - 100%	69.4%
		Valuation yields (3)	4 - 8%	6.0%
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	3 - 49 bps	20.2 bps
Investments at fair value:
Warrants in public and private companies	Black-Scholes option pricing model	Liquidity discount rates (1)	30 - 40%	33.5%
Warrants in private companies	Black-Scholes option pricing model	Stock volatility factors of comparable companies (2)	28 - 97%	56.0%
Equity securities in private companies	Market approach	Revenue multiple (2)	2 - 7 times	3.2 times
		EBITDA multiple (2)	12 times	12.0 times

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	1 - 15 bps	9.1 bps
Sensitivity of the fair value to changes in unobservable inputs:

(1)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly lower/(higher) fair value measurement.

(2)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly higher/(lower) fair value measurement.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the valuation of the Company’s financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2013:

				Counterparty
				and Cash
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$39,711	$14,386	$—	$—	$54,097
Convertible securities	—	80,784	—	—	80,784
Fixed income securities	—	10,002	100	—	10,102
Municipal securities:
Taxable securities	—	232,379	—	—	232,379
Tax-exempt securities	—	459,432	1,433	—	460,865
Short-term securities	—	61,964	656	—	62,620
Asset-backed securities	—	12	119,799	—	119,811
U.S. government agency securities	—	304,737	—	—	304,737
Derivative contracts	19	351,589	691	(313,666)	38,633
Total financial instruments and other inventory positions owned:	39,730	1,515,285	122,679	(313,666)	1,364,028

Cash equivalents	101,629	—	—	—	101,629

Investments at fair value	20,690	—	49,240	—	69,930
Total assets	$162,049	$1,515,285	$171,919	$(313,666)	$1,535,587

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$69,205	$—	$—	$—	$69,205
Fixed income securities	—	24,021	—	—	24,021
U.S. government agency securities	—	120,084	—	—	120,084
U.S. government securities	291,320	—	—	—	291,320
Derivative contracts	1,889	324,065	6,643	(324,394)	8,203
Total financial instruments and other inventory positions sold, but not yet purchased:	$362,414	$468,170	$6,643	$(324,394)	$512,833

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the valuation of the Company’s financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2012:

				Counterparty
				and Cash
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$3,180	$13,298	$—	$—	$16,478
Convertible securities	—	44,978	—	—	44,978
Fixed income securities	—	33,668	—	—	33,668
Municipal securities:
Taxable securities	—	164,059	—	—	164,059
Tax-exempt securities	—	416,760	1,429	—	418,189
Short-term securities	—	67,672	656	—	68,328
Asset-backed securities	—	24	116,171	—	116,195
U.S. government agency securities	—	304,259	—	—	304,259
U.S. government securities	4,966	—	—	—	4,966
Derivative contracts	—	595,486	827	(555,838)	40,475
Total financial instruments and other inventory positions owned:	8,146	1,640,204	119,083	(555,838)	1,211,595

Cash equivalents	51,346	—	—	—	51,346

Investments at fair value	5,810	—	33,245	—	39,055
Total assets	$65,302	$1,640,204	$152,328	$(555,838)	$1,301,996

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$25,362	$1,728	$—	$—	$27,090
Convertible securities	—	1,015	—	—	1,015
Fixed income securities	—	19,314	—	—	19,314
Municipal securities:
Short-term securities	—	60	—	—	60
U.S. government agency securities	—	73,724	—	—	73,724
U.S. government securities	231,043	—	—	—	231,043
Derivative contracts	—	569,764	5,218	(570,027)	4,955
Total financial instruments and other inventory positions sold, but not yet purchased:	$256,405	$665,605	$5,218	$(570,027)	$357,201

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

The Company’s Level III assets were $171.9 million and $152.3 million, or 11.2 percent and 11.7 percent of financial instruments measured at fair value at December 31, 2013 and 2012, respectively. The value of transfers between levels are recognized at the beginning of the reporting period. There were $0.6 million of transfers of financial assets from Level III to Level II during the year ended December 31, 2013, related to investments for which recent trade activity was observed and valuation inputs became observable. There were no other transfers between Level I, Level II or Level III for the year ended December 31, 2013.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The following tables summarize the changes in fair value associated with Level III financial instruments during the years ended December 31, 2013 and 2012:

	Balance at					Realized	Unrealized	Balance at
	December 31,			Transfers	Transfers	gains/	gains/	December 31,
(Dollars in thousands)	2012	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2013
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Fixed income securities	$—	$100	$—	$—	$—	$—	$—	$100
Municipal securities:
Tax-exempt securities	1,429	1	—	—	—	—	3	1,433
Short-term securities	656	—	—	—	—	—	—	656
Asset-backed securities	116,171	227,634	(238,860)	—	—	17,105	(2,251)	119,799
Derivative contracts	827	5	(2,382)	—	—	2,377	(136)	691
Total financial instruments and other inventory positions owned:	119,083	227,740	(241,242)	—	—	19,482	(2,384)	122,679

Investments at fair value	33,245	16,825	(10,358)	—	(619)	5,949	4,198	49,240
Total assets	$152,328	$244,565	$(251,600)	$—	$(619)	$25,431	$1,814	$171,919

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$5,218	$(5,702)	$457	$—	$—	$5,232	$1,438	$6,643
Total financial instruments and other inventory positions sold, but not yet purchased:	$5,218	$(5,702)	$457	$—	$—	$5,232	$1,438	$6,643

(1)
Realized and unrealized gains/(losses) related to financial instruments, with the exception of customer matched-book derivatives, are reported in institutional brokerage on the consolidated statements of operations. Realized and unrealized gains/(losses) related to customer matched-book derivatives are reported in investment banking. Realized and unrealized gains/(losses) related to investments are reported in investment banking revenues or investment income on the consolidated statements of operations.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

	Balance at					Realized	Unrealized	Balance at
	December 31,			Transfers	Transfers	gains/	gains/	December 31,
(Dollars in thousands)	2011	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2012
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Fixed income securities	$2,815	$1,995	$(4,594)	$—	$—	$(118)	$(98)	$—
Municipal securities:
Tax-exempt securities	3,135	1,550	(2,997)	266	—	(1,156)	631	1,429
Short-term securities	175	650	—	—	—	—	(169)	656
Asset-backed securities	53,088	125,844	(69,623)	38	—	487	6,337	116,171
Derivative contracts	—	—	—	—	—	—	827	827
Total financial instruments and other inventory positions owned:	59,213	130,039	(77,214)	304	—	(787)	7,528	119,083

Investments at fair value	21,341	15,003	(2,394)	—	(266)	1,595	(2,034)	33,245
Total assets	$80,554	$145,042	$(79,608)	$304	$(266)	$808	$5,494	$152,328

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Convertible securities	$1,171	$—	$—	$—	$(1,171)	$—	$—	$—
Fixed income securities	900	(897)	—	—	—	(49)	46	—
Derivative contracts	3,594	(6,549)	—	—	—	6,549	1,624	5,218
Total financial instruments and other inventory positions sold, but not yet purchased:	$5,665	$(7,446)	$—	$—	$(1,171)	$6,500	$1,670	$5,218

(1)
Realized and unrealized gains/(losses) related to financial instruments, with the exception of customer matched-book derivatives, are reported in institutional brokerage on the consolidated statements of operations. Realized and unrealized gains/(losses) related to customer matched-book derivatives are reported in investment banking. Realized and unrealized gains/(losses) related to investments are reported in investment banking revenues or investment income on the consolidated statements of operations.

The carrying values of some of the Company’s financial instruments approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include cash, securities either purchased or sold under agreements to resell, receivables and payables either from or to customers and brokers, dealers and clearing organizations and short-term financings.

Non-Recurring Fair Value Measurement

In 2012, the Company recorded a goodwill impairment charge of $5.5 million within discontinued operations representing the full value of goodwill attributable to FAMCO. The fair value measurement used in the analysis was based on a discounted cash flow model and the anticipated pricing for the sale of FAMCO. The discounted cash flow model was calculated using unobservable inputs, such as operational budgets, strategic plans and other estimates, which are classified as Level III within the fair value hierarchy.

In 2011, the Company recorded a goodwill impairment charge of $120.3 million within continuing operations representing the full value of goodwill attributable to the capital markets reporting unit. The fair value measurement used in the analysis was based on the Company’s market capitalization, a discounted cash flow model, and public company comparables. The discounted cash flow model was calculated using unobservable inputs, such as operational budgets, long range strategic plans and other estimates, which are classified as Level III within the fair value hierarchy. See Note 14 for further discussion.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 8 Variable Interest Entities

The Company has investments in and/or acts as the managing partner of various partnerships, limited liability companies, or registered mutual funds. These entities were established for the purpose of investing in securities of public or private companies, or municipal debt obligations and were initially financed through the capital commitments or seed investments of the members.

VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities. The determination as to whether an entity is a VIE is based on the amount and nature of the members’ equity investment in the entity. The Company also considers other characteristics such as the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance. For those entities that meet the deferral provisions defined by ASU 2010-10, the Company considers characteristics such as the ability to influence the decision making about the entity’s activities and how the entity is financed. The Company has identified certain of the entities described above as VIEs. These VIEs had net assets approximating $0.8 billion at December 31, 2013 and 2012, respectively. The Company’s exposure to loss from these VIEs is $12.5 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at December 31, 2013. The Company had no liabilities related to these VIEs at December 31, 2013 and 2012.

The Company is required to consolidate all VIEs for which it is considered to be the primary beneficiary. The determination as to whether the Company is considered to be the primary beneficiary is based on whether the Company has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For those entities that meet the deferral provisions defined by ASU 2010-10, the determination as to whether the Company is considered to be the primary beneficiary differs in that it is based on whether the Company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The Company determined it is not the primary beneficiary of these VIEs and accordingly does not consolidate them. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of December 31, 2013.

The Company also originates CMOs through secondary market vehicles. The Company's risk of loss with respect to these entities is limited to the fair value of the securities held by the Company.

Note 9 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers and clearing organizations included:

	December 31,	December 31,
(Dollars in thousands)	2013	2012
Receivable arising from unsettled securities transactions	$59,657	$66,426
Deposits paid for securities borrowed	36,278	32,163
Receivable from clearing organizations	966	17,655
Deposits with clearing organizations	20,995	24,717
Securities failed to deliver	593	5,440
Other	8,624	1,716
	$127,113	$148,117

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Amounts payable to brokers, dealers and clearing organizations included:

	December 31,	December 31,
(Dollars in thousands)	2013	2012
Payable arising from unsettled securities transactions	$5,643	$24,643
Payable to clearing organizations	9,462	5,763
Securities failed to receive	744	7,459
Other	11,873	22,290
	$27,722	$60,155

Deposits paid for securities borrowed approximate the market value of the securities. Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received by the Company on settlement date.

Note 10 Receivables from and Payables to Customers

Amounts receivable from customers included:

	December 31,	December 31,
(Dollars in thousands)	2013	2012
Cash accounts	$5,013	$7,444
Margin accounts	6,620	6,351
Total receivables	$11,633	$13,795

Securities owned by customers are held as collateral for margin loan receivables. This collateral is not reflected on the consolidated financial statements. Margin loan receivables earn interest at floating interest rates based on prime rates.

Amounts payable to customers included:

	December 31,	December 31,
(Dollars in thousands)	2013	2012
Cash accounts	$30,499	$32,103
Margin accounts	2,610	9,904
Total payables	$33,109	$42,007

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

In a reverse repurchase agreement the Company purchases financial instruments from a seller, typically in exchange for cash, and agrees to resell the same or substantially the same financial instruments to the seller at a stated price plus accrued interest in the future. In a repurchase agreement, the Company sells financial instruments to a buyer, typically for cash, and agrees to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. Even though repurchase and reverse repurchase agreements involve the legal transfer of ownership of financial instruments, they are accounted for as financing arrangements because they require the financial instruments to be repurchased or resold at maturity of the agreement.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

In a securities borrowed transaction, the Company borrows securities from a counterparty in exchange for cash. When the Company returns the securities, the counterparty returns the cash. Interest is generally paid periodically over the life of the transaction.

In the normal course of business, the Company obtains securities purchased under agreements to resell, securities borrowed and margin agreements on terms that permit it to repledge or resell the securities to others, typically pursuant to repurchase agreements. The Company obtained securities with a fair value of approximately $212.4 million and $186.1 million at December 31, 2013 and 2012, respectively, of which $194.9 million and $174.4 million, respectively, had been pledged or otherwise transferred to satisfy its commitments under financial instruments and other inventory positions sold, but not yet purchased.

The following is a summary of the Company’s securities sold under agreements to repurchase ("Repurchase Liabilities"), the fair market value of collateral pledged and the interest rate charged by the Company’s counterparty, which is based on LIBOR plus an applicable margin, as of December 31, 2013:

	Repurchase	Fair Market
(Dollars in thousands)	Liabilities	Value	Interest Rate
Term up to 30 day maturities:
Asset-backed securities	$3,672	$5,328	1.85%
Term of 30 to 90 day maturities:
Asset-backed securities	725	966	1.99%
	$4,397	$6,294

Reverse repurchase agreements, repurchase agreements and securities borrowed and loaned are reported on a net basis by counterparty when a legal right of offset exists.

There were no gross amounts offset on the consolidated statements of financial condition for reverse repurchase agreements, securities borrowed or repurchase agreements at December 31, 2013 and 2012, respectively, as a legal right of offset did not exist. The Company had no outstanding securities lending arrangements as of December 31, 2013 or 2012. See Note 6 for information related to the Company's offsetting of derivative contracts.

Note 12 Investments

The Company’s proprietary investments include investments in private companies and partnerships, registered mutual funds, warrants of public and private companies and private company debt. Investments included:

	December 31,	December 31,
(Dollars in thousands)	2013	2012
Investments at fair value	$69,930	$39,055
Investments at cost	20,709	26,364
Investments accounted for under the equity method	21,404	20,353
Total investments	112,043	85,772

Less investments attributable to noncontrolling interests (1)	(21,137)	(13,236)
	$90,906	$72,536

(1)	Noncontrolling interests are attributable to third party ownership in a consolidated merchant banking fund and private equity investment vehicles.

Management regularly reviews the Company’s investments in private company debt and has concluded that no valuation allowance is needed as it is probable that all contractual principal and interest will be collected.

At December 31, 2013, investments carried on a cost basis had an estimated fair market value of $29.9 million. The estimated fair value of these investments was measured using discounted cash flow models that use market data for comparable companies (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA")). Because valuation adjustments, based upon management’s judgment, were made to account for differences between the measured security and comparable securities, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Investments accounted for under the equity method include general and limited partnership interests. The carrying value of these investments is based on the investment vehicle’s net asset value. The net assets of investment partnerships consist of investments in both marketable and non-marketable securities. The underlying investments held by such partnerships are valued based on the estimated fair value determined by management in our capacity as general partner or investor and, in the case of investments in unaffiliated investment partnerships, are based on financial statements prepared by the unaffiliated general partners.

Note 13 Other Assets

Other assets included:

	December 31,	December 31,
(Dollars in thousands)	2013	2012
Net deferred income tax assets	$36,252	$33,622
Fee receivables	34,415	25,343
Accrued interest receivables	9,793	8,029
Forgivable loans, net	7,879	10,315
Income tax receivables	—	5,448
Prepaid expenses	5,237	3,840
Other	8,516	2,202
Total other assets	$102,092	$88,799

See Note 28 for additional details concerning the Company's net deferred income tax assets.

Note 14 Goodwill and Intangible Assets

The following table presents the changes in the carrying value of goodwill and intangible assets from continuing operations for the years ended December 31:

	Capital	Asset
(Dollars in thousands)	Markets	Management	Total
Goodwill
Balance at December 31, 2011	$—	$196,844	$196,844
Goodwill acquired	—	—	—
Impairment charge	—	—	—
Balance at December 31, 2012	$—	$196,844	$196,844
Goodwill acquired	13,790	—	13,790
Impairment charge	—	—	—
Balance at December 31, 2013	$13,790	$196,844	$210,634

Intangible assets
Balance at December 31, 2011	$—	$48,202	$48,202
Amortization of intangible assets	—	(6,944)	(6,944)
Balance at December 31, 2012	$—	$41,258	$41,258
Intangible assets acquired	6,665	—	6,665
Amortization of intangible assets	(1,349)	(6,644)	(7,993)
Balance at December 31, 2013	$5,316	$34,614	$39,930

The Company tests goodwill and indefinite-life intangible assets for impairment on an annual basis and on an interim basis when circumstances exist that could indicate possible impairment. The Company tests for impairment at the reporting unit level, which is generally one level below its operating segments. The Company has identified two reporting units: capital markets and asset management. When testing for impairment, the Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after making an assessment, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if the Company concludes otherwise, then the Company is required to perform the two-step impairment test, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of our reporting units based on the following factors: a discounted cash flow model using revenue and profit forecasts, the Company’s market capitalization, public

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

market comparables and multiples of recent mergers and acquisitions of similar businesses, if available. The estimated fair values of our reporting units are compared with their carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying values, a second step is performed to measure the amount of the impairment loss, if any. An impairment loss is equal to the excess of the carrying amount of goodwill over its fair value.

The Company completed its annual goodwill impairment testing as of October 31, 2013, and concluded there was no goodwill impairment. In 2012, the Company recorded a non-cash goodwill impairment charge of $5.5 million within discontinued operations. This amount represented the full value of goodwill attributable to FAMCO. In 2011, the Company recorded a non-cash goodwill impairment charge of $120.3 million within continuing operations. The charge related to the capital markets reporting unit and primarily pertained to goodwill created from the 1998 acquisition of Piper Jaffray Companies Inc. by U.S. Bancorp, which was retained by the Company when the Company spun-off from U.S. Bancorp on December 31, 2003.

The Company also tested its intangible assets (indefinite and definite-lived) and concluded there was no impairment in 2013, 2012 and 2011, respectively.

The addition of goodwill and intangible assets during the year ended December 31, 2013 related to the acquisitions of Seattle-Northwest and Edgeview, as discussed in Note 4. Management identified $6.7 million of intangible assets, consisting of customer relationships ($6.0 million) and non-competition agreements ($0.7 million), which will be amortized over a weighted average life of 1.9 years and 3.0 years, respectively.

Intangible assets with determinable lives consist of asset management contractual relationships and capital markets customer relationships and non-competition agreements. The intangible assets are amortized over their estimated useful lives ranging from two to ten years. The following table summarizes the future aggregate amortization expense of the Company's intangible assets with determinable lives for the years ended:

(Dollars in thousands)
2014	$9,272
2015	7,093
2016	6,219
2017	5,230
Thereafter	9,256
Total	$37,070

Note 15 Fixed Assets

The following is a summary of fixed assets:

	December 31,	December 31,
(Dollars in thousands)	2013	2012
Furniture and equipment	$34,980	$36,454
Leasehold improvements	23,478	19,508
Software	19,967	20,159
Total	78,425	76,121
Accumulated depreciation and amortization	(62,311)	(61,032)
	$16,114	$15,089

For the years ended December 31, 2013, 2012 and 2011, depreciation and amortization of furniture and equipment, leasehold improvements and software from continuing operations totaled $5.6 million, $6.5 million and $6.6 million, respectively, and are included in occupancy and equipment on the consolidated statements of operations.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 16 Short-Term Financing

The following is a summary of short-term financing and the weighted average interest rate on borrowings:

	Outstanding Balance		Weighted Average Interest Rate
	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2013	2012	2013	2012
Commercial paper (secured)	$280,294	$304,439	1.59%	1.65%
Prime broker arrangement	234,417	172,575	0.90%	0.98%
Total short-term financing	$514,711	$477,014

The Company issues secured commercial paper to fund a portion of its securities inventory. The commercial paper notes (“CP Notes”) can be issued with maturities of 27 days to 270 days from the date of issuance. The CP Notes are issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and are secured by different inventory classes. As of December 31, 2013, the weighted average maturity of CP Series A, CP Series II A and CP Series III A was 132 days, 107 days and 31 days, respectively. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin.

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

The Company’s committed short-term bank line financing at December 31, 2013 consisted of a one-year $250 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2013. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain a minimum net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 27, 2014. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At December 31, 2013, the Company had no advances against this line of credit.

The Company’s uncommitted secured lines at December 31, 2013 totaled $185 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company’s uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. At December 31, 2013, the Company had no advances against these lines of credit.

Note 17 Variable Rate Senior Notes

On November 30, 2012, the Company entered into a note purchase agreement (“Note Purchase Agreement”) under which the Company issued unsecured variable rate senior notes (“Notes”) in the amount of $125 million. The initial holders of the Notes are certain entities advised by PIMCO. The Notes consist of two classes, Class A Notes and Class B Notes, with principal amounts of $50 million and $75 million, respectively. The Class A Notes bear interest at a rate equal to three-month LIBOR plus 4.00 percent and mature on May 31, 2014. The Class B Notes bear interest at a rate equal to three-month LIBOR plus 4.50 percent and mature on November 30, 2015. Interest on the Notes is adjustable and payable quarterly. The unpaid principal amounts are due in full on the respective maturity dates and may not be prepaid by the Company. The proceeds from the Notes were used to repay the outstanding balance under the bank syndicated credit agreement (“Credit Agreement”) discussed in Note 18. The remaining proceeds are being used for general corporate purposes.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Purchase Agreement, the noteholders may declare the entire principal and any accrued interest on the Notes to be due and payable and exercise other customary remedies.
The Note Purchase Agreement includes covenants that, among other things, require the Company to maintain a minimum consolidated tangible net worth and regulatory net capital, limit the Company's leverage ratio and require the Company to maintain a minimum ratio of operating cash flow to fixed charges. With respect to the net capital covenant, the Company's U.S. broker dealer subsidiary is required to maintain minimum net capital of $120 million. At December 31, 2013, the Company was in compliance with all covenants.

The Notes are recorded at amortized cost. As of December 31, 2013, the carrying value of the Notes approximates fair value.

Note 18 Bank Syndicated Financing

On December 29, 2010, the Company entered into a three-year Credit Agreement comprised of a $100 million amortizing term loan and a $50 million revolving credit facility. SunTrust Bank was the administrative agent (“Agent”) for the lenders. The interest rate for borrowing under the Credit Agreement was, at the option of the Company, equal to LIBOR or a base rate, plus an applicable margin, adjustable and payable quarterly at a minimum. The base rate was defined as the highest of the Agent’s prime lending rate, the Federal Funds Rate plus 0.50 percent or one-month LIBOR plus 1.00 percent. The applicable margin varied from 1.50 percent to 3.00 percent and was based on the Company’s leverage ratio. In addition, the Company also paid a nonrefundable commitment fee of 0.50 percent on the unused portion of the revolving credit facility on a quarterly basis. The outstanding balance and unpaid interest on the Credit Agreement was repaid on November 30, 2012 from the proceeds of the Notes discussed in Note 17.

Note 19 Contingencies, Commitments and Guarantees

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

Given uncertainties regarding the timing, scope, volume and outcome of pending and potential legal actions, investigations and regulatory proceedings and other factors, the amounts of reserves and ranges of reasonably possible losses are difficult to determine and of necessity subject to future revision. Subject to the foregoing, management of the Company believes, based on currently available information, after consultation with outside legal counsel and taking into account its established reserves, that pending legal actions, investigations and regulatory proceedings will be resolved with no material adverse effect on the consolidated statements of financial condition, results of operations or cash flows of the Company. However, if during any period a potential adverse contingency should become probable or resolved for an amount in excess of the established reserves, the results of operations and cash flows in that period and the financial condition as of the end of that period could be materially adversely affected. In addition, there can be no assurance that material losses will not be incurred from claims that have not yet been brought to the Company’s attention or are not yet determined to be reasonably possible.

Litigation-related reserve activity from continuing operations included within other operating expenses resulted in a benefit of$4.1 million primarily attributable to the receipt of insurance proceeds for the reimbursement of prior legal settlements, expense of $0.9 million, and a benefit of $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Operating Lease Commitments

The Company leases office space throughout the United States and in a limited number of foreign countries where the Company’s international operations reside. Aggregate minimum lease commitments under operating leases as of December 31, 2013 are as follows:

(Dollars in thousands)
2014	$11,997
2015	10,011
2016	10,203
2017	8,477
2018	8,158
Thereafter	27,718
$76,564

Total minimum rentals to be received from 2014 through 2018 under noncancelable subleases were $9.8 million at December 31, 2013.

Rental expense, including operating costs and real estate taxes, from continuing operations was $12.9 million, $13.1 million and $14.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Fund Commitments

As of December 31, 2013, the Company had commitments to invest approximately $47.6 million in limited partnerships that make investments in private equity and venture capital funds. The commitments are estimated to be funded, if called, through the end of the respective investment periods ranging from 2014 to 2018.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 20 Restructuring

For the year ended December 31, 2013, the Company incurred pre-tax restructuring charges of $3.6 million from continuing operations. The charge resulted from severance benefits of $2.4 million, $0.5 million for vacating redundant leased office space and $0.7 million for contract termination costs. For the year ended December 31, 2012, the Company incurred pre-tax restructuring-related charges of $3.6 million from continuing operations. The charge resulted from severance benefits of $2.4 million and from the reduction of leased office space of $1.2 million.

Note 21 Shareholders’ Equity

The certificate of incorporation of Piper Jaffray Companies provides for the issuance of up to 100,000,000 shares of common stock with a par value of $0.01 per share and up to 5,000,000 shares of undesignated preferred stock with a par value of $0.01 per share.

Common Stock

The holders of Piper Jaffray Companies common stock are entitled to one vote per share on all matters to be voted upon by the shareholders. Subject to preferences that may be applicable to any outstanding preferred stock of Piper Jaffray Companies, the holders of its common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Piper Jaffray Companies board of directors out of funds legally available for that purpose. Piper Jaffray Companies does not currently pay cash dividends on its common stock. Additionally, there are dividend restrictions as set forth in Note 27.

In the event that Piper Jaffray Companies is liquidated or dissolved, the holders of its common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to any prior distribution rights of Piper Jaffray Companies preferred stock, if any, then outstanding. Currently, there is no outstanding preferred stock. The holders of the common stock have no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to Piper Jaffray Companies common stock.

During the year ended December 31, 2013, the Company issued 96,049 common shares out of treasury stock in fulfillment of $3.9 million in obligations under the Piper Jaffray Companies Retirement Plan (the “Retirement Plan”) and issued 786,467 common shares out of treasury stock as a result of employee restricted share vesting as discussed in Note 24. During the year ended December 31, 2012, the Company issued 165,241 common shares out of treasury stock in fulfillment of $3.8 million in obligations under the Retirement Plan and issued 937,978 common shares out of treasury stock as a result of employee restricted share vesting.

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

In the third quarter of 2012, the Company’s board of directors authorized the repurchase of up to $100.0 million in common shares through September 30, 2014. During the fourth quarter of 2012, the Company repurchased 156,577 shares of the Company's common stock at an average price of $29.38 per share for an aggregate purchase price of $4.6 million related to this authorization. During the year ended December 31, 2013, the Company repurchased 1,719,662 shares, or 11.3 percent of the Company’s outstanding common stock, at an average price of $32.52 per share for an aggregate purchase price of $55.9 million related to this authorization. The Company has $39.5 million remaining under this authorization.

The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. The Company purchased 386,713 shares or $15.5 million and 385,449 shares or $9.1 million of the Company’s common stock for this purpose during the years ended December 31, 2013 and 2012, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

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

Note 22 Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders’ proportionate share of the equity in a municipal bond fund of $126.3 million, a merchant banking fund of $14.1 million and private equity investment vehicles aggregating $7.0 million as of December 31, 2013. As of December 31, 2012, noncontrolling interests included the minority equity holders’ proportionate share of the equity in a municipal bond fund of $43.7 million, a merchant banking fund of $6.4 million and private equity investment vehicles aggregating $6.8 million.

Ownership interests in entities held by parties other than the Company’s common shareholders are presented as noncontrolling interests within shareholders’ equity, separate from the Company’s own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company’s common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the years ended December 31, 2013, 2012 and 2011.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 23 Employee Benefit Plans

The Company has various employee benefit plans, and substantially all employees are covered by at least one plan. The plans include health and welfare plans, a tax-qualified retirement plan (the “Retirement Plan”), and a post-retirement medical plan, which was terminated in 2013. During the years ended December 31, 2013, 2012 and 2011, the Company incurred employee benefits expenses from continuing operations of $12.1 million, $13.0 million and $11.6 million, respectively.

Health and Welfare Plans

Company employees who meet certain work schedule and service requirements are eligible to participate in the Company’s health and welfare plans. The Company subsidizes the cost of coverage for employees. The medical plan contains cost-sharing features such as deductibles and coinsurance.

The Company is self-insured for losses related to health claims, although it obtains third-party stop loss insurance coverage on both an individual and a group plan basis. Self-insured liabilities are based on a number of factors, including historical claims experience, an estimate of claims incurred but not reported and valuations provided by third-party actuaries. For the years ended December 31, 2013, 2012 and 2011, the Company recognized expense of $7.2 million, $8.0 million and $6.9 million, respectively, in compensation and benefits expense from continuing operations on the consolidated statements of operations related to its health plans.

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

Post-retirement Medical Plan

All employees of the Company who met defined age and service requirements were eligible to receive post-retirement health care benefits provided under a post-retirement medical plan established by the Company in 2004. The estimated cost of these retiree health care benefits was accrued during the employees’ active service. The Company accounted for its post-retirement medical plan in accordance with FASB Accounting Standards Codification Topic 715, “Compensation – Retirement Benefits” (“ASC 715”). The Company recognized the funded status of its plan on the consolidated statements of financial condition with a corresponding adjustment to accumulated other comprehensive income, net of tax. The net unrecognized actuarial losses and unrecognized prior service costs were amortized as a component of net periodic benefit cost. Further, actuarial gains and losses that arose and were not recognized as net periodic benefit cost in the same periods were recognized as a component of other comprehensive income. These amounts were amortized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income. For each of the years ended December 31, 2013, 2012 and 2011, the net periodic benefit cost from continuing operations was $0.1 million.

The Company terminated the post-retirement medical plan in 2013. The Company recognized a settlement gain of $1.1 million in compensation and benefits expense from continuing operations on the consolidated statements of operations for the year ended December 31, 2013. In conjunction with the termination, the Company elected to make lump sum cash distributions to current plan participants, Company employees meeting certain age requirements and certain former employees with accumulated credits. These lump sum cash payments, totaling $1.1 million, were based on a percentage of accumulated retiree health care credits and were included in compensation and benefits expense from continuing operations on the consolidated statements of operations for the year ended December 31, 2013.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 24 Compensation Plans

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

The following table provides a summary of the Company’s outstanding equity awards (in shares or units) as of December 31, 2013:

Incentive Plan
Restricted Stock
Annual grants	866,894
Sign-on grants	436,402
Retention grants	—
Performance grants	—
1,303,296
Inducement Plan
Restricted Stock	58,310

Total restricted stock related to compensation	1,361,606

ARI deal consideration (1)	220,456

Total restricted stock outstanding	1,582,062

Incentive Plan
Restricted Stock Units
Leadership grants	290,536

Incentive Plan
Stock options outstanding	469,289

(1)	The Company issued restricted stock as part of deal consideration in conjunction with the acquisition of ARI.

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company’s employees and directors for up to 7.0 million shares of common stock (1.1 million shares remained available for future issuance under the Incentive Plan as of December 31, 2013). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The Company’s Annual Grants are made each year in February. Annual Grants vest ratably over three years in equal installments. The Annual Grants provide for continued vesting after termination of employment, so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreements entered into upon termination. The Company determined the service inception date precedes the grant date for the Annual Grants, and that the post-termination restrictions do not meet the criteria for an in-substance service condition, as defined by ASC 718. Accordingly, restricted stock granted as part of the Annual Grants is expensed in the one-year period in which those awards are deemed to be earned, which is generally the calendar year preceding the February grant date. For example, the Company recognized compensation expense during fiscal 2013 for its February 2014 Annual Grant. If an equity award related to the Annual Grants is forfeited as a result of violating the post-termination restrictions, the lower of the fair value of the award at grant date or the fair value of the award at the date of forfeiture is recorded within the consolidated statements of operations as a reversal of compensation expense.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

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

Stock-Based Compensation Activity

The Company recorded total compensation expense within continuing operations of $21.0 million, $20.2 million and $21.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, related to employee restricted stock and restricted stock unit awards. Total compensation cost includes year-end compensation for Annual Grants and the amortization of Sign-on, Retention and Leadership Grants, less forfeitures of $1.0 million, $1.3 million and $3.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The tax benefit related to stock-based compensation costs totaled $8.2 million, $7.9 million and $8.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table summarizes the changes in the Company’s unvested restricted stock (including the unvested restricted stock issued as part of the deal consideration for ARI) under the Incentive Plan and Inducement Plan for the years ended December 31, 2013, 2012 and 2011:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2010	4,523,184	$39.84
Granted	663,887	40.87
Vested	(1,791,712)	37.77
Canceled	(243,358)	39.03
December 31, 2011	3,152,001	$38.79
Granted	635,136	22.89
Vested	(1,309,881)	34.21
Canceled	(154,818)	39.37
December 31, 2012	2,322,438	$37.01
Granted	682,760	38.35
Vested	(1,165,989)	39.83
Canceled	(257,147)	38.30
December 31, 2013	1,582,062	$35.25

The fair value of restricted stock that vested during the years ended December 31, 2013, 2012 and 2011 was $46.4 million, $44.8 million and $67.7 million, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The following summarizes the changes in the Company’s unvested restricted stock units under the Incentive Plan for the years ended December 31, 2013 and 2012:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2011	—	$—
Granted	214,526	12.12
Vested	—	—
Canceled	(41,255)	12.12
December 31, 2012	173,271	$12.12
Granted	117,265	21.32
Vested	—	—
Canceled	—	—
December 31, 2013	290,536	$15.83

As of December 31, 2013, there was $13.5 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.86 years.

The following table summarizes the changes in the Company’s outstanding stock options for the years ended December 31, 2013, 2012 and 2011:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2010	515,492	$44.64	4.9	$166,406
Granted	—	—
Exercised	(1,023)	39.62
Canceled	(11,846)	42.19
December 31, 2011	502,623	$44.71	3.9	$—
Granted	—	—
Exercised	—	—
Canceled	(16,060)	43.17
December 31, 2012	486,563	$44.76	2.9	$94,150
Granted	—	—
Exercised	—	—
Canceled	(17,274)	42.85
December 31, 2013	469,289	$44.83	2.0	$288,318

Options exercisable at December 31, 2011	502,623	$44.71	3.9	$—
Options exercisable at December 31, 2012	486,563	$44.76	2.9	$94,150
Options exercisable at December 31, 2013	469,289	$44.83	2.0	$288,318

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Additional information regarding Piper Jaffray Companies options outstanding as of December 31, 2013 is as follows:

	Options Outstanding			Exercisable Options
		Weighted Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise Prices	Shares	Life (in Years)	Exercise Price	Shares	Exercise Price
$28.01	22,852	1.3	$28.01	22,852	$28.01
$33.40	4,001	1.6	$33.40	4,001	$33.40
$39.62	131,637	1.1	$39.62	131,637	$39.62
$41.09	128,887	4.1	$41.09	128,887	$41.09
$47.30 - $51.05	134,499	0.5	$47.74	134,499	$47.74
$70.13 - $70.65	47,413	2.9	$70.26	47,413	$70.26

As of December 31, 2013, there was no unrecognized compensation cost related to stock options expected to be recognized over future years.

The fair value of options exercised, cash received from option exercises and the resulting tax benefit realized for the tax deductions from option exercises were immaterial for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company has a policy of issuing shares out of treasury (to the extent available) to satisfy share option exercises and restricted stock vesting. The Company expects to withhold approximately 0.3 million shares from employee equity awards vesting in 2014, related to employee individual income tax withholding obligations on restricted stock vesting. For accounting purposes, withholding shares to cover employees’ tax obligations is deemed to be a repurchase of shares by the Company.

Deferred Compensation Plan

In 2012, the Company established the Piper Jaffray Companies Mutual Fund Restricted Share Investment Plan, a deferred compensation plan which allows eligible employees to elect to receive a portion of the incentive compensation they would otherwise receive in the form of restricted stock, instead in MFRS Awards of registered funds managed by the Company's asset management business. MFRS Awards are awarded to qualifying employees in February of each year, and represent a portion of their compensation for performance in the preceding year similar to the Company's Annual Grants. MFRS Awards vest ratably over three years in equal installments and provide for continued vesting after termination of employment so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreement entered into upon termination. Forfeitures are recorded as a reduction of compensation and benefits expense within the consolidated statements of operations.

The Company has also granted MFRS Awards to new employees as a recruiting tool. Employees must fulfill service requirements in exchange for rights to the awards. Compensation expense from these awards will be amortized on a straight-line basis over the requisite service period of two to five years.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 25 Earnings Per Share

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
The computation of earnings per share is as follows:

	Year Ended December 31,
(Amounts in thousands, except per share data)	2013	2012	2011
Net income/(loss) from continuing operations applicable to Piper Jaffray Companies	$49,829	$47,075	$(90,772)
Net loss from discontinued operations	(4,739)	(5,807)	(11,248)
Net income/(loss) applicable to Piper Jaffray Companies	45,090	41,268	(102,020)
Earnings allocated to participating securities (1)	(4,494)	(5,933)	—
Net income/(loss) applicable to Piper Jaffray Companies’ common shareholders (2)	$40,596	$35,335	$(102,020)

Shares for basic and diluted calculations:
Average shares used in basic computation	15,046	15,615	15,672
Stock options	15	1	13
Restricted stock	—	—	2,892
Average shares used in diluted computation	15,061	15,616	18,577	(3)

Earnings/(loss) per basic common share:
Income/(loss) from continuing operations	$2.98	$2.58	$(5.79)
Loss from discontinued operations	(0.28)	(0.32)	(0.72)
Earnings/(loss) per basic common share	$2.70	$2.26	$(6.51)

Earnings/(loss) per diluted common share:
Income/(loss) from continuing operations	$2.98	$2.58	$(5.79)
Loss from discontinued operations	(0.28)	(0.32)	(0.72)
Earnings/(loss) per diluted common share	$2.70	$2.26	$(6.51)	(3)

(1)
Represents the allocation of earnings to participating securities. Losses are not allocated to participating securities. Participating securities include all of the Company’s unvested restricted shares. The weighted average participating shares outstanding were 1,667,067; 2,622,438 and 3,528,624 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The anti-dilutive effects from stock options were immaterial for the years ended December 31, 2013, 2012 and 2011.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 26 Segment Reporting

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

Segment pre-tax operating income and segment pre-tax operating margin exclude the results of discontinued operations.

Reportable segment financial results from continuing operations are as follows:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Capital Markets
Investment banking
Financing
Equities	$100,224	$73,180	$74,161
Debt	74,284	74,102	54,565
Advisory services	74,420	86,165	74,373
Total investment banking	248,928	233,447	203,099

Institutional sales and trading
Equities	91,169	75,723	86,175
Fixed income	76,275	111,492	75,589
Total institutional sales and trading	167,444	187,215	161,764

Management and performance fees	3,891	1,678	243

Investment income	30,404	9,840	11,052

Long-term financing expenses	(7,420)	(7,982)	(7,067)

Net revenues	443,247	424,198	369,091

Non-interest expenses
Goodwill impairment	—	—	120,298
Operating expenses (1)	393,231	371,628	344,036
Total non-interest expenses	393,231	371,628	464,334

Segment pre-tax operating income/(loss)	$50,016	$52,570	$(95,243)

Segment pre-tax operating margin	11.3%	12.4%	N/M

Continued on next page

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Capital Markets
Investment banking
Asset Management
Management and performance fees
Management fees	$71,314	$63,236	$60,819
Performance fees	7,840	785	2,245
Total management and performance fees	79,154	64,021	63,064

Investment income/(loss)	2,794	733	(72)

Net revenues	81,948	64,754	62,992

Operating expenses (1)	56,351	48,313	47,938

Segment pre-tax operating income	$25,597	$16,441	$15,054

Segment pre-tax operating margin	31.2%	25.4%	23.9%

Total
Net revenues	$525,195	$488,952	$432,083

Non-interest expenses
Goodwill impairment	—	—	120,298
Operating expenses (1)	449,582	419,941	391,974
Total non-interest expenses	449,582	419,941	512,272

Pre-tax operating income/(loss)	$75,613	$69,011	$(80,189)

Pre-tax operating margin	14.4%	14.1%	N/M
N/M – Not meaningful

(1)	Operating expenses include intangible asset amortization expense as set forth in the table below:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Capital Markets	$1,349	$—	$—
Asset Management	6,644	6,944	7,256
Total intangible asset amortization expense	$7,993	$6,944	$7,256

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Geographic Areas

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are principally conducted through European locations. Net revenues and long-lived assets for the Company's Asian location was not significant. Net revenues disclosed in the following table reflect the regional view, with financing revenues allocated to geographic locations based upon the location of the capital market, advisory revenues allocated based upon the location of the investment banking team and net institutional sales and trading revenues allocated based upon the location of the client. Asset management revenues are allocated to the U.S. based upon the geographic location of the Company’s asset management team. Net revenues exclude discontinued operations for all periods presented.

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Net revenues:
United States	$513,433	$476,718	$415,647
Europe	11,762	12,234	16,436
Consolidated	$525,195	$488,952	$432,083

Long-lived assets are allocated to geographic locations based upon the location of the asset. The following table presents long-lived assets held for use by geographic region:

	December 31,	December 31,
(Dollars in thousands)	2013	2012
Long-lived assets:
United States	$296,516	$285,682
Europe	6,414	1,131
Consolidated	$302,930	$286,813

Note 27 Net Capital Requirements and Other Regulatory Matters

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

At December 31, 2013, net capital calculated under the SEC rule was $165.6 million, and exceeded the minimum net capital required under the SEC rule by $164.6 million.

The Company’s short-term committed credit facility of $250 million and its variable rate senior notes include covenants requiring Piper Jaffray to maintain minimum net capital of $120 million.

Piper Jaffray Ltd., a broker dealer subsidiary registered in the United Kingdom, was subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of December 31, 2013, Piper Jaffray Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 28 Income Taxes

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

The components of income tax expense from continuing operations are as follows:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Current:
Federal	$20,468	$16,939	$(6,108)
State	3,795	(9,563)	27
Foreign	183	—	—
	24,446	7,376	(6,081)
Deferred:
Federal	(1,582)	7,735	13,803
State	(4,041)	4,413	2,491
Foreign	1,567	(54)	(1,093)
	(4,056)	12,094	15,201

Total income tax expense from continuing operations	$20,390	$19,470	$9,120

Total income tax expense/(benefit) from discontinued operations	$(2,935)	$(23,795)	$1,756

A reconciliation of federal income taxes at statutory rates to the Company’s effective tax rates from continuing operations is as follows:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Federal income tax expense/(benefit) at statutory rates	$26,464	$24,153	$(28,066)
Increase/(reduction) in taxes resulting from:
Goodwill impairment	—	—	40,440
State income taxes, net of federal tax benefit	2,785	2,540	1,327
Net tax-exempt interest income	(3,917)	(3,353)	(3,308)
Foreign jurisdictions tax rate differential	(185)	(164)	413
Change in valuation allowance	(4,182)	(1,110)	(2,185)
Restricted stock deferred tax asset write-off	—	4,577	557
Income attributable to noncontrolling interests	(1,888)	(863)	(512)
Other, net	1,313	(6,310)	454
Total income tax expense from continuing operations	$20,390	$19,470	$9,120

In accordance with ASC 740, U.S. income taxes are not provided on undistributed earnings of international subsidiaries that are permanently reinvested. As of December 31, 2013, undistributed earnings permanently reinvested in the Company’s foreign subsidiaries were not material.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes. The net deferred income tax assets included in other assets on the consolidated statements of financial condition consisted of the following items:

	December 31,	December 31,
(Dollars in thousands)	2013	2012
Deferred tax assets:
Deferred compensation	$43,608	$38,090
Net operating loss carry forwards	5,569	7,645
Liabilities/accruals not currently deductible	1,903	2,035
Other	1,459	2,667
Total deferred tax assets	52,539	50,437
Valuation allowance	(159)	(5,139)

Deferred tax assets after valuation allowance	52,380	45,298

Deferred tax liabilities:
Goodwill amortization	9,957	6,010
Unrealized gains on firm investments	3,577	2,134
Fixed assets	1,017	2,706
Other	1,577	826

Total deferred tax liabilities	16,128	11,676

Net deferred tax assets	$36,252	$33,622

The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. The Company believes that its future tax profits will be sufficient to recognize its deferred tax assets, with the exception of $0.2 million in state net operating loss carryforwards.

The Company accounts for unrecognized tax benefits in accordance with the provisions of ASC 740, which requires tax reserves to be recorded for uncertain tax positions on the consolidated statements of financial condition. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)
Balance at December 31, 2010	$9,510
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(595)
Settlements	—
Balance at December 31, 2011	$8,915
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	200
Reductions for tax positions of prior years	(8,825)
Settlements	—
Balance at December 31, 2012	$290
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	2,000
Reductions for tax positions of prior years	(90)
Settlements	—
Balance at December 31, 2013	$2,200

As of December 31, 2013, approximately $0.2 million of the Company's unrecognized tax benefits would impact the annual effective rate, if recognized. In 2012, the Company reversed $8.8 million for unrecognized tax benefits. In addition, the Company reversed $2.6 million of accrued interest related to these positions. In aggregate, the Company recorded a $7.4 million credit to

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

income tax expense in 2012, net of federal income tax. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. During the year ended December 31, 2013, the Company recognized $0.2 million in interest and penalties. During the year ended December 31, 2012, the Company recognized no interest and penalties. During the year ended December 31, 2011, the Company recognized approximately $0.3 million in interest and penalties. The Company had approximately $0.2 million and $0.1 million for the payment of interest and penalties accrued at December 31, 2013 and 2012, respectively. The Company or one of its subsidiaries files income tax returns with the various states and foreign jurisdictions in which the Company operates. The Company is not subject to U.S. federal tax authorities for years before 2011 and is not subject to state and local or non-U.S. tax authorities for taxable years before 2006. The Company anticipates all of its uncertain income tax provisions will be resolved within the next twelve months.

Note 29 Piper Jaffray Companies (Parent Company only)

Condensed Statements of Financial Condition

	December 31,	December 31,
(Amounts in thousands)	2013	2012
Assets
Cash and cash equivalents	$336	$1,069
Investment in and advances to subsidiaries	870,104	857,973
Other assets	9,119	20,850
Total assets	$879,559	$879,892

Liabilities and Shareholders’ Equity
Variable rate senior notes	$125,000	$125,000
Accrued compensation	18,454	20,838
Other liabilities and accrued expenses	1,429	762
Total liabilities	144,883	146,600

Shareholders’ equity	734,676	733,292
Total liabilities and shareholders’ equity	$879,559	$879,892

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Condensed Statements of Operations

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Revenues:
Dividends from subsidiaries	$46,000	$119,000	$80,483
Interest	254	82	31
Other revenues	198	—	—
Total revenues	46,452	119,082	80,514

Interest expense	5,850	5,823	5,392

Net revenues	40,602	113,259	75,122

Non-interest expenses:
Total non-interest expenses	3,096	4,222	13,044

Income from continuing operations before income tax expense/(benefit) and equity in undistributed/(distributed in excess of) income of subsidiaries	37,506	109,037	62,078

Income tax expense/(benefit)	13,263	39,175	(3,128)

Income from continuing operations of parent company	24,243	69,862	65,206

Equity in undistributed/(distributed in excess of) income of subsidiaries	25,200	(49,617)	(167,226)

Net income/(loss) from continuing operations	49,443	20,245	(102,020)

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	(4,353)	21,023	—

Net income/(loss)	$45,090	$41,268	$(102,020)

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Condensed Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Operating Activities:
Net income/(loss)	$45,090	$41,268	$(102,020)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based and deferred compensation	60	240	437
Goodwill impairment	—	—	9,247
Equity distributed in excess of/(in undistributed) income of subsidiaries	(25,200)	49,617	167,226

Net cash provided by operating activities	19,950	91,125	74,890

Financing Activities:
Issuance of variable rate senior notes	—	125,000	—
Decrease in bank syndicated financing	—	(115,000)	(10,000)
Advances from/(to) subsidiaries	35,246	(76,481)	(51,916)
Repurchase of common stock	(55,929)	(38,068)	(5,994)

Net cash used in financing activities	(20,683)	(104,549)	(67,910)

Net increase/(decrease) in cash and cash equivalents	(733)	(13,424)	6,980

Cash and cash equivalents at beginning of year	1,069	14,493	7,513

Cash and cash equivalents at end of year	$336	$1,069	$14,493

Supplemental disclosures of cash flow information
Cash received/(paid) during the year for:
Interest	$(5,596)	$(5,741)	$(5,361)
Income taxes	$(13,263)	$(39,175)	$3,128

Piper Jaffray Companies
Supplemental Information

Quarterly Information (unaudited)

	2013 Fiscal Quarter
(Amounts in thousands, except per share data)	First	Second	Third	Fourth
Total revenues	$115,312	$106,520	$134,506	$193,893
Interest expense	5,779	6,748	6,192	6,317
Net revenues	109,533	99,772	128,314	187,576
Non-interest expenses	91,365	96,439	116,254	145,524
Income from continuing operations before income tax expense	18,168	3,333	12,060	42,052
Income tax expense	5,600	1,644	2,886	10,260
Net income from continuing operations	12,568	1,689	9,174	31,792
Loss from discontinued operations, net of tax	(521)	(1,871)	(1,529)	(818)
Net income/(loss)	12,047	(182)	7,645	30,974
Net income/(loss) applicable to noncontrolling interests	1,901	(2,670)	2,323	3,840
Net income applicable to Piper Jaffray Companies	$10,146	$2,488	$5,322	27,134
Net income applicable to Piper Jaffray Companies' common shareholders	$8,966	$2,266	$4,826	$24,445

Amounts applicable to Piper Jaffray Companies
Net income from continuing operations	$10,667	$4,359	$6,851	$27,952
Net loss from discontinued operations	(521)	(1,871)	(1,529)	(818)
Net income applicable to Piper Jaffray Companies	$10,146	$2,488	$5,322	$27,134

Earnings per basic common share
Income from continuing operations	$0.60	$0.25	$0.42	$1.75
Loss from discontinued operations	(0.03)	(0.11)	(0.09)	(0.05)
Earnings per basic common share	$0.58	$0.15	$0.33	$1.70

Earnings per diluted common share
Income from continuing operations	$0.60	$0.25	$0.42	$1.75
Loss from discontinued operations	(0.03)	(0.11)	(0.09)	(0.05)
Earnings per diluted common share	$0.57	$0.15	$0.33	$1.70

Weighted average number of common shares
Basic	15,582	15,621	14,641	14,378
Diluted	15,610	15,626	14,626	14,397

Piper Jaffray Companies
Supplemental Information – Continued

	2012 Fiscal Quarter
(Amounts in thousands, except per share data)	First	Second	Third	Fourth
Total revenues	$117,566	$107,417	$135,900	$147,164
Interest expense	4,128	4,319	4,395	6,253
Net revenues	113,438	103,098	131,505	140,911
Non-interest expenses	98,216	97,443	106,153	118,129
Income from continuing operations before income tax expense/(benefit)	15,222	5,655	25,352	22,782
Income tax expense/(benefit)	7,553	(5,699)	10,194	7,422
Net income from continuing operations	7,669	11,354	15,158	15,360
Income/(loss) from discontinued operations, net of tax	(3,303)	(3,934)	5,171	(3,741)
Net income	4,366	7,420	20,329	11,619
Net income/(loss) applicable to noncontrolling interests	1,437	569	665	(205)
Net income applicable to Piper Jaffray Companies	$2,929	$6,851	$19,664	$11,824
Net income applicable to Piper Jaffray Companies' common shareholders	$2,480	$5,890	$16,840	$10,198

Amounts applicable to Piper Jaffray Companies
Net income from continuing operations	$6,232	$10,785	$14,493	$15,565
Net income/(loss) from discontinued operations	(3,303)	(3,934)	5,171	(3,741)
Net income applicable to Piper Jaffray Companies	$2,929	$6,851	$19,664	$11,824

Earnings per basic common share
Income from continuing operations	$0.33	$0.58	$0.82	$0.88
Income/(loss) from discontinued operations	(0.17)	(0.21)	0.29	(0.21)
Earnings per basic common share	$0.15	$0.37	$1.11	$0.67

Earnings per diluted common share
Income from continuing operations	$0.33	$0.58	$0.82	$0.88
Income/(loss) from discontinued operations	(0.17)	(0.21)	0.29	(0.21)
Earnings per diluted common share	$0.15	$0.37	$1.11	$0.67

Weighted average number of common shares
Basic	16,072	15,932	15,210	15,253
Diluted	16,072	15,932	15,210	15,256

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

During the fourth quarter of our fiscal year ending December 31, 2013, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding our executive officers included in Part I of this Form 10-K under the caption “Executive Officers” is incorporated herein by reference. The information in the definitive proxy statement for our 2014 annual meeting of shareholders to be held on May 7, 2014, under the captions “Item I — Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance — Committees of the Board — Audit Committee,” “Information Regarding the Board of Directors and Corporate Governance — Codes of Ethics and Business Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION.

The information in the definitive proxy statement for our 2014 annual meeting of shareholders to be held on May 7, 2014, under the captions “Executive Compensation,” “Certain Relationships and Related Transactions — Compensation Committee Interlocks and Insider Participation,” “Information Regarding the Board of Directors and Corporate Governance — Compensation Program for Non-Employee Directors” and “Information Regarding the Board of Directors and Corporate Governance — Non-Employee Director Compensation for 2013” is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information in the definitive proxy statement for our 2014 annual meeting of shareholders to be held on May 7, 2014, under the captions “Security Ownership — Beneficial Ownership of Directors, Nominees and Executive Officers,” “Security Ownership — Beneficial Owners of More than Five Percent of Our Common Stock” and “Executive Compensation — Outstanding Equity Awards” are incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information in the definitive proxy statement for our 2014 annual meeting of shareholders to be held on May 7, 2014, under the captions “Information Regarding the Board of Directors and Corporate Governance — Director Independence,” “Certain Relationships and Related Transactions — Transactions with Related Persons” and “Certain Relationships and Related Transactions — Review and Approval of Transactions with Related Persons” is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information in the definitive proxy statement for our 2014 annual meeting of shareholders to be held on May 7, 2014, under the captions “Audit Committee Report and Payment of Fees to Our Independent Auditor — Auditor Fees” and “Audit Committee Report and Payment of Fees to Our Independent Auditor — Auditor Services Pre-Approval Policy” is incorporated herein by reference.

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

2.1
Separation and Distribution Agreement dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 8, 2004). #

2.2
Agreement of Purchase and Sale dated March 8, 2013 among Piper Jaffray Asset Management Inc., Piper Jaffray Companies, Fiduciary Asset Management LLC, The Wiley Angell Family Trust, and Wiley D. Angell (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed March 11, 2013). #

2.3
Agreement and Plan of Merger dated April 16, 2013 among Piper Jaffray Companies, Piper Jaffray & Co., Piper Jaffray Newco Inc., Seattle-Northwest Securities Corporation and Karl Leaverton, as representative of the shareholders (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed April 17, 2013). #

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

4.3
Indenture dated as of April 2, 2012 (Secured Commercial Paper Notes -- Series II), between Piper Jaffray & Co. and the Bank of New York Mellon (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 5, 2012).

Exhibit
Number	Description

4.4
Indenture dated April 1, 2013 (Secured Commercial Paper Notes -- Series III), between Piper Jaffray & Co. and the Bank of New York Mellon (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 1, 2013).

10.1
Office Lease Agreement, dated May 30, 2012, by and among Piper Jaffray & Co. and Wells REIT – 800 Nicollett Avenue Owner, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed June 1, 2012).

10.2
U.S. Bancorp Piper Jaffray Inc. Second Century 2000 Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 8, 2004). †

10.3
U.S. Bancorp Piper Jaffray Inc. Second Century Growth Deferred Compensation Plan, as amended and restated effective September 30, 1998 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 8, 2004). †

10.4
Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders, filed March 22, 2013). †

10.5
Form of Performance Share Unit Agreement for 2013 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed July 31, 2013). †

10.6	Piper Jaffray Companies Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed July 31, 2013). †
10.7
Form of Restricted Stock Agreement for Employee Grants in 2011, 2012, and 2013 (related to 2010, 2011, and 2012 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed February 28, 2011). †

10.8	Form of Restricted Stock Agreement for Employee Grants in 2014 (related to 2013 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan. † *
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

10.13
Form of Performance Share Unit Agreement for 2012 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, filed August 2, 2012). †

10.14
Piper Jaffray Companies Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed February 28, 2011). †

10.15	Summary of Non-Employee Director Compensation Program. † *
10.16	Form of Notice Period Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007). †
10.17
Amended and Restated Loan Agreement dated December 28, 2012, between Piper Jaffray & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed February 27, 2013).

Exhibit
Number	Description

10.18	First Amendment to Amended and Restated Loan Agreement, dated December 28, 2013, between Piper Jaffray & Co. and U.S. Bank National Association.*
10.19
Note Purchase Agreement dated November 30, 2012 among Piper Jaffray Companies, Piper Jaffray & Co. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed November 30, 2012).

10.20
Restricted Stock Agreement with Brien O’Brien (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, filed on May 7, 2010). †

10.21
Amendment to Restricted Stock Agreement with Brien O’Brien (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 27, 2012). †

10.22	Employment Agreement between the Company and Brien M. O’Brien (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 11, 2012). †
10.23
First Amendment to Employment Agreement, dated February 27, 2012, by and between Piper Jaffray Companies and Brien M. O'Brien (incorporated by reference to Exhibit 10.1 to the Company's Current Report on 8-K, filed February 27, 2012). †

10.24
Second Amendment to Employment Agreement, dated January 30, 2013, by and between Piper Jaffray Companies and Brien M. O'Brien (incorporated by reference to Exhibit 10.1 to the Company's Current Report on 8-K, filed February 8, 2013). †

10.25	Compensation Arrangement with M. Brad Winges (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed February 27, 2013). †
10.26	Advisory Research, Inc. Long-Term Incentive Plan. † *
10.27
Piper Jaffray Companies Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 27, 2012). †

10.28
Form of Mutual Fund Restricted Share Agreement for Employee Grants in 2012 and 2013 (related to performance in 2011 and 2012, respectively) (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 27, 2012). †

10.29	Form of Mutual Fund Restricted Share Agreement for Employee Grants in 2014 (related to performance in 2013). † *
21.1	Subsidiaries of Piper Jaffray Companies *
23.1	Consent of Ernst & Young LLP *
24.1	Power of Attorney *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer. *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *
32.1	Section 1350 Certifications. **
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (vi) the notes to the Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2014.

PIPER JAFFRAY COMPANIES

By	/s/ Andrew S. Duff
Its	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2014.

SIGNATURE	TITLE

/s/ Andrew S. Duff	Chairman and Chief Executive Officer
Andrew S. Duff	(Principal Executive Officer)

/s/ Debbra L. Schoneman	Chief Financial Officer
Debbra L. Schoneman	(Principal Financial and Accounting Officer)

/s/ Michael R. Francis	Director
Michael R. Francis

/s/ B. Kristine Johnson	Director
B. Kristine Johnson

/s/ Addison L. Piper	Director
Addison L. Piper

/s/ Lisa K. Polsky	Director
Lisa K. Polsky

/s/ Philip E. Soran	Director
Philip E. Soran

/s/ Scott C. Taylor	Director
Scott C. Taylor

/s/ Michele Volpi	Director
Michele Volpi

/s/ Hope Woodhouse	Director
Hope Woodhouse

Exhibit Index

Exhibit
Number	Description

2.1
Separation and Distribution Agreement dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 8, 2004). #

2.2
Agreement of Purchase and Sale dated March 8, 2013 among Piper Jaffray Asset Management Inc., Piper Jaffray Companies, Fiduciary Asset Management LLC, The Wiley Angell Family Trust, and Wiley D. Angell (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed March 11, 2013). #

2.3
Agreement and Plan of Merger dated April 16, 2013 among Piper Jaffray Companies, Piper Jaffray & Co., Piper Jaffray Newco Inc., Seattle-Northwest Securities Corporation and Karl Leaverton, as representative of the shareholders (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed April 17, 2013). #

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

4.3
Indenture dated as of April 2, 2012 (Secured Commercial Paper Notes -- Series II), between Piper Jaffray & Co. and the Bank of New York Mellon (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 5, 2012).

4.4
Indenture dated April 1, 2013 (Secured Commercial Paper Notes -- Series III), between Piper Jaffray & Co. and the Bank of New York Mellon (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 1, 2013).

10.1
Office Lease Agreement, dated May 30, 2012, by and among Piper Jaffray & Co. and Wells REIT – 800 Nicollett Avenue Owner, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed June 1, 2012).

10.2
U.S. Bancorp Piper Jaffray Inc. Second Century 2000 Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 8, 2004). †

10.3
U.S. Bancorp Piper Jaffray Inc. Second Century Growth Deferred Compensation Plan, as amended and restated effective September 30, 1998 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 8, 2004). †

10.4
Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders, filed March 22, 2013). †

10.5
Form of Performance Share Unit Agreement for 2013 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed July 31, 2013). †

10.6	Piper Jaffray Companies Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed July 31, 2013). †
10.7
Form of Restricted Stock Agreement for Employee Grants in 2011, 2012, and 2013 (related to 2010, 2011, and 2012 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed February 28, 2011). †

10.8	Form of Restricted Stock Agreement for Employee Grants in 2014 (related to 2013 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan. † *

Exhibit
Number	Description

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

10.13
Form of Performance Share Unit Agreement for 2012 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, filed August 2, 2012). †

10.14
Piper Jaffray Companies Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed February 28, 2011). †

10.15	Summary of Non-Employee Director Compensation Program. † *
10.16	Form of Notice Period Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007). †
10.17
Amended and Restated Loan Agreement dated December 28, 2012, between Piper Jaffray & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed February 27, 2013).

10.18	First Amendment to Amended and Restated Loan Agreement, dated December 28, 2013, between Piper Jaffray & Co. and U.S. Bank National Association.*
10.19
Note Purchase Agreement dated November 30, 2012 among Piper Jaffray Companies, Piper Jaffray & Co. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed November 30, 2012).

10.20
Restricted Stock Agreement with Brien O’Brien (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, filed on May 7, 2010). †

10.21
Amendment to Restricted Stock Agreement with Brien O’Brien (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 27, 2012). †

10.22	Employment Agreement between the Company and Brien M. O’Brien (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 11, 2012). †
10.23
First Amendment to Employment Agreement, dated February 27, 2012, by and between Piper Jaffray Companies and Brien M. O'Brien (incorporated by reference to Exhibit 10.1 to the Company's Current Report on 8-K, filed February 27, 2012). †

10.24
Second Amendment to Employment Agreement, dated January 30, 2013, by and between Piper Jaffray Companies and Brien M. O'Brien (incorporated by reference to Exhibit 10.1 to the Company's Current Report on 8-K, filed February 8, 2013). †

10.25	Compensation Arrangement with M. Brad Winges (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed February 27, 2013). †
10.26	Advisory Research, Inc. Long-Term Incentive Plan. † *
10.27
Piper Jaffray Companies Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 27, 2012). †

10.28
Form of Mutual Fund Restricted Share Agreement for Employee Grants in 2012 and 2013 (related to performance in 2011 and 2012, respectively) (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 27, 2012). †

Exhibit
Number	Description

10.29	Form of Mutual Fund Restricted Share Agreement for Employee Grants in 2014 (related to performance in 2013). † *
21.1	Subsidiaries of Piper Jaffray Companies *
23.1	Consent of Ernst & Young LLP *
24.1	Power of Attorney *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer. *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *
32.1	Section 1350 Certifications. **
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (vi) the notes to the Consolidated Financial Statements.

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