Form 10-Q
period 2014-03-31
PIPER JAFFRAY COMPANIES
filed 2014-05-01
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
Yes  ☐ No  ☑

As of April 17, 2014, the registrant had 16,267,433 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Piper Jaffray Companies
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2014	2013
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$34,835	$123,683
Cash and cash equivalents segregated for regulatory purposes	44,141	43,012
Receivables:
Customers	19,785	11,633
Brokers, dealers and clearing organizations	230,563	127,113
Securities purchased under agreements to resell	176,865	167,875

Financial instruments and other inventory positions owned	417,171	406,513
Financial instruments and other inventory positions owned and pledged as collateral	908,217	957,515
Total financial instruments and other inventory positions owned	1,325,388	1,364,028

Fixed assets (net of accumulated depreciation and amortization of $63,665 and $62,311, respectively)	15,310	16,114
Goodwill	210,634	210,634
Intangible assets (net of accumulated amortization of $34,187 and $31,869, respectively)	37,612	39,930
Investments	130,255	112,043
Other assets	91,864	102,092
Total assets	$2,317,252	$2,318,157

Liabilities and Shareholders’ Equity
Short-term financing	$435,809	$514,711
Variable rate senior notes	125,000	125,000
Payables:
Customers	40,218	33,109
Brokers, dealers and clearing organizations	110,980	27,722
Securities sold under agreements to repurchase	52,046	4,397
Financial instruments and other inventory positions sold, but not yet purchased	512,693	512,833
Accrued compensation	78,684	159,928
Other liabilities and accrued expenses	44,743	58,385
Total liabilities	1,400,173	1,436,085

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at March 31, 2014 and December 31, 2013;
Shares issued: 19,520,553 at March 31, 2014 and 19,537,127 at December 31, 2013;
Shares outstanding: 14,915,556 at March 31, 2014 and 14,383,418 at December 31, 2013	195	195
Additional paid-in capital	738,391	740,321
Retained earnings	181,641	163,893
Less common stock held in treasury, at cost: 4,604,997 shares at March 31, 2014 and 5,153,709 shares at December 31, 2013	(153,720)	(170,629)
Accumulated other comprehensive income	947	896
Total common shareholders’ equity	767,454	734,676

Noncontrolling interests	149,625	147,396
Total shareholders’ equity	917,079	882,072

Total liabilities and shareholders’ equity	$2,317,252	$2,318,157
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2014	2013
Revenues:
Investment banking	$88,474	$40,821
Institutional brokerage	44,034	40,147
Asset management	20,959	18,456
Interest	13,659	10,823
Investment income	6,768	5,065

Total revenues	173,894	115,312

Interest expense	5,761	5,779

Net revenues	168,133	109,533

Non-interest expenses:
Compensation and benefits	100,489	66,105
Occupancy and equipment	6,778	5,817
Communications	5,955	5,232
Floor brokerage and clearance	1,834	2,150
Marketing and business development	5,526	4,980
Outside services	9,493	7,214
Intangible asset amortization expense	2,318	1,661
Other operating expenses	3,027	(1,794)

Total non-interest expenses	135,420	91,365

Income from continuing operations before income tax expense	32,713	18,168

Income tax expense	9,827	5,600

Income from continuing operations	22,886	12,568

Discontinued operations:
Loss from discontinued operations, net of tax	—	(521)

Net income	22,886	12,047

Net income applicable to noncontrolling interests	5,138	1,901

Net income applicable to Piper Jaffray Companies	$17,748	$10,146

Net income applicable to Piper Jaffray Companies’ common shareholders	$16,089	$8,966

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Operations – Continued
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2014	2013
Amounts applicable to Piper Jaffray Companies
Net income from continuing operations	$17,748	$10,667
Net loss from discontinued operations	—	(521)
Net income applicable to Piper Jaffray Companies	$17,748	$10,146

Earnings/(loss) per basic common share
Income from continuing operations	$1.10	$0.60
Loss from discontinued operations	—	(0.03)
Earnings per basic common share	$1.10	$0.58

Earnings/(loss) per diluted common share
Income from continuing operations	$1.10	$0.60
Loss from discontinued operations	—	(0.03)
Earnings per basic common share	$1.10	$0.57

Weighted average number of common shares outstanding
Basic	14,612	15,582
Diluted	14,657	15,610
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands)	2014	2013
Net income	$22,886	$12,047

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	51	(148)

Comprehensive income	22,937	11,899

Comprehensive income applicable to noncontrolling interests	5,138	1,901

Comprehensive income applicable to Piper Jaffray Companies	$17,799	$9,998
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Operating Activities:
Net income	$22,886	$12,047
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets	1,418	1,426
Deferred income taxes	8,142	12,070
Share-based and deferred compensation	5,375	795
Amortization of intangible assets	2,318	1,661
Amortization of forgivable loans	1,327	1,725
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	(1,129)	(14,005)
Receivables:
Customers	(8,152)	(3,708)
Brokers, dealers and clearing organizations	(103,450)	(17,448)
Securities purchased under agreements to resell	(8,990)	(49,763)
Net financial instruments and other inventory positions owned	38,500	(108,437)
Investments	(18,212)	(7,381)
Other assets	792	(3,511)
Increase/(decrease) in operating liabilities:
Payables:
Customers	7,109	33,332
Brokers, dealers and clearing organizations	83,258	44,114
Securities sold under agreements to repurchase	2,442	—
Accrued compensation	(64,516)	(74,265)
Other liabilities and accrued expenses	(13,646)	(10,211)
Decrease in assets held for sale	—	(1,283)
Increase in liabilities held for sale	—	(685)

Net cash used in operating activities	(44,528)	(183,527)

Investing Activities:
Purchases of fixed assets, net	(607)	(230)

Net cash used in investing activities	(607)	(230)

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Cash Flows – Continued
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013

Financing Activities:
Decrease in short-term financing	$(78,902)	$(67,996)
Increase in securities sold under agreements to repurchase	45,207	132,297
Increase/(decrease) in noncontrolling interests	(2,909)	50,562
Repurchase of common stock	(7,346)	(13,929)
Excess/(reduced) tax benefit from share-based compensation	(47)	55
Proceeds from stock option transactions	273	—

Net cash provided by/(used in) financing activities	(43,724)	100,989

Currency adjustment:
Effect of exchange rate changes on cash	11	(88)

Net decrease in cash and cash equivalents	(88,848)	(82,856)

Cash and cash equivalents at beginning of period	123,683	105,371

Cash and cash equivalents at end of period	$34,835	$22,515

Supplemental disclosure of cash flow information –
Cash paid during the period for:
Interest	$6,019	$5,465
Income taxes	$19,972	$596

Non-cash financing activities –
Issuance of common stock for retirement plan obligations:
103,598 shares and 96,049 shares for the three months ended March 31, 2014 and 2013, respectively	$4,156	$3,939

Issuance of restricted common stock for annual equity award:
402,074 shares and 431,582 shares for the three months ended March 31, 2014 and 2013, respectively	$16,131	$17,699

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 Organization and Basis of Presentation

Organization

Piper Jaffray Companies is the parent company of Piper Jaffray & Co. ("Piper Jaffray"), a securities broker dealer and investment banking firm; Piper Jaffray Ltd., a firm providing securities brokerage and mergers and acquisitions services in Europe headquartered in London, England; Advisory Research, Inc. ("ARI"), which provides asset management services to separately managed accounts, closed-end and open-end funds and partnerships; Piper Jaffray Investment Group Inc., which consists of entities providing alternative asset management services; Piper Jaffray Financial Products Inc., Piper Jaffray Financial Products II Inc. and Piper Jaffray Financial Products III Inc., entities that facilitate derivative transactions; and other immaterial subsidiaries. Piper Jaffray Companies and its subsidiaries (collectively, the "Company") operate in two reporting segments: Capital Markets and Asset Management. A summary of the activities of each of the Company’s business segments is as follows:

Capital Markets

The Capital Markets segment provides institutional sales, trading and research services and investment banking services. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Investment banking services include management of and participation in underwritings, merger and acquisition services and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Also, the Company generates revenue through strategic trading and investing activities, which focus on proprietary investments in municipal bonds, mortgage-backed securities, equity securities, and merchant banking activities involving equity or debt investments in late stage private companies. As certain of these efforts have matured and an investment process has been developed, the Company has created alternative asset management funds in merchant banking and municipal securities in order to invest firm capital as well as to seek capital from outside investors. The Company receives management and performance fees for managing these funds.

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

As discussed in Note 5, Fiduciary Asset Management, LLC ("FAMCO") was sold in 2013.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries, and all other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders’ proportionate share of the equity in a municipal bond fund, merchant banking fund and private equity investment vehicles. All material intercompany balances have been eliminated.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Reclassifications

In 2013, the Company reclassified interest revenue and expense associated with its derivative contracts to investment banking or institutional brokerage revenues within the consolidated statements of operations to more accurately reflect the nature and intent of the derivative instrument. The Company reclassified $2.5 million of interest revenue and $2.8 million of interest expense for the three months ended March 31, 2013. This change had no effect on net revenues, net income, shareholders’ equity or cash flows for the period presented.

Note 2 Summary of Significant Accounting Policies

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for a full description of the Company's significant accounting policies.

Note 3 Recent Accounting Pronouncements

Adoption of New Accounting Standards

Investment Companies

In June 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU") No. 2013-08, "Financial Services - Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements," ("ASU 2013-08") amending FASB Accounting Standards Codification Topic 946, "Financial Services - Investment Companies" ("ASC 946"). The amended guidance changes the approach to the investment company assessment in ASC 946, clarifies the characteristics of an investment company and requires new disclosures for investment company financial statements. ASU 2013-08 was effective for the Company as of January 1, 2014. The adoption of ASU 2013-08 did not impact the Company's results of operations, financial position or disclosures.

Future Adoption of New Accounting Standards

Discontinued Operations

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," ("ASU 2014-08") amending FASB Accounting Standards Codification Topic 205-20, "Discontinued Operations," ("ASC 205-20"). The amended guidance changes the criteria for reporting discontinued operations and requires new disclosures. ASU 2014-08 is effective for annual and interim periods beginning on or after December 15, 2014, and will be applied prospectively.

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
Seattle-Northwest and Edgeview results of operations have been included in the Company's consolidated financial statements prospectively from their respective dates of acquisition. These acquisitions have been fully integrated with the Company's existing operations. Accordingly, post-acquisition revenues and net income are not discernible. The following unaudited pro forma financial data assumes the acquisitions had occurred on January 1, 2012, the beginning of the prior annual period in which the acquisitions occurred. Pro forma results have been prepared by adjusting the Company's historical results from continuing operations to include Seattle-Northwest and Edgeview results of operations adjusted for the following changes: depreciation and amortization expenses were adjusted to account for acquisition-date fair value adjustments of fixed assets and intangible assets; compensation and benefits expenses were adjusted to reflect excess partner distributions as compensation expense; and the income tax effect of applying the Company's statutory tax rates to Seattle-Northwest and Edgeview results of operations. The consolidated Company's unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisitions been completed at the beginning of the applicable period presented, does not contemplate anticipated operational efficiencies of the combined entities, nor does it indicate the results of operations in future periods.

Three Months Ended
March 31,
(Dollars in thousands)	2013
Net revenues	$113,540
Net income from continuing operations applicable to Piper Jaffray Companies	$9,096

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 5 Discontinued Operations

The Company's Hong Kong capital markets business ceased operations in 2012. In the second quarter of 2013, the Company completed the sale of FAMCO, an asset management subsidiary, for consideration of $4.0 million which consisted of $0.3 million in cash and a $3.7 million note receivable from the buyer. In accordance with the provisions of ASC 205-20, the results from these businesses have been classified as discontinued operations for all periods presented. The Company recorded a $0.5 million net loss from discontinued operations for the three months ended March 31, 2013.

As part of the FAMCO sale, the Company indemnified the buyer against certain costs and obligations. As of March 31, 2014, a $0.5 million remaining indemnification obligation was included within other liabilities and accrued expenses on the consolidated statements of financial condition. The potential amount of future payments that the Company could be required to make pursuant to the terms of the definitive sale agreement is not limited, however it is not expected to be material.

Note 6 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased were as follows:

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$46,669	$54,097
Convertible securities	79,969	80,784
Fixed income securities	16,120	10,102
Municipal securities:
Taxable securities	233,045	232,379
Tax-exempt securities	438,457	460,865
Short-term securities	76,261	62,620
Asset-backed securities	112,079	119,811
U.S. government agency securities	278,965	304,737
U.S. government securities	3,090	—
Derivative contracts	40,733	38,633
Total financial instruments and other inventory positions owned	1,325,388	1,364,028

Less noncontrolling interests (1)	(243,892)	(291,513)
	$1,081,496	$1,072,515

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$85,767	$69,205
Fixed income securities	17,029	24,021
U.S. government agency securities	83,901	120,084
U.S. government securities	315,666	291,320
Derivative contracts	10,330	8,203
Total financial instruments and other inventory positions sold, but not yet purchased	512,693	512,833

Less noncontrolling interests (2)	(62,420)	(68,356)
	$450,273	$444,477

(1)
Noncontrolling interests attributable to third party ownership in a consolidated municipal bond fund consist of $103.2 million and $101.8 million of taxable municipal securities, $135.8 million and $183.9 million of tax-exempt municipal securities, and $4.9 million and $5.8 million of derivative contracts as of March 31, 2014 and December 31, 2013, respectively.

(2)
Noncontrolling interests attributable to third party ownership in a consolidated municipal bond fund consist of $61.4 million and $67.4 million of U.S. government securities, and $1.1 million and $1.0 million of derivative contracts as of March 31, 2014 and December 31, 2013, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

At March 31, 2014 and December 31, 2013, financial instruments and other inventory positions owned in the amount of $908.2 million and $957.5 million, respectively, had been pledged as collateral for short-term financings and repurchase agreements.

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

The following table presents the total absolute notional contract amount associated with the Company’s outstanding derivative instruments:

(Dollars in thousands)		March 31,	December 31,
Transaction Type or Hedged Security	Derivative Category	2014	2013
Customer matched-book	Interest rate derivative contract	$5,287,583	$5,310,929
Trading securities	Interest rate derivative contract	255,500	198,500
Trading securities	Credit default swap index contract	379,215	299,333
Trading securities	Equity option derivative contract	17,152	17,090
		$5,939,450	$5,825,852

The Company’s derivative contracts do not qualify for hedge accounting, therefore, unrealized gains and losses are recorded on the consolidated statements of operations. The following table presents the Company’s unrealized gains/(losses) on derivative instruments:

		Three Months Ended
(Dollars in thousands)		March 31,
Derivative Category	Operations Category	2014	2013
Interest rate derivative contract	Investment banking	$(524)	$(538)
Interest rate derivative contract	Institutional brokerage	532	5,935
Credit default swap index contract	Institutional brokerage	(1,254)	(1,874)
Equity option derivative contract	Institutional brokerage	948	—
		$(298)	$3,523

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The gross fair market value of all derivative instruments and their location on the Company’s consolidated statements of financial condition prior to counterparty netting are shown below by asset or liability position:

(Dollars in thousands)		Asset Value at		Liability Value at
		March 31,		March 31,
Derivative Category	Financial Condition Location	2014	Financial Condition Location	2014
Interest rate derivative contract	Financial instruments and other inventory positions owned	$379,037	Financial instruments and other inventory positions sold, but not yet purchased	$359,745
Credit default swap index contract	Financial instruments and other inventory positions owned	8,478	Financial instruments and other inventory positions sold, but not yet purchased	8,611
Equity option derivative contract	Financial instruments and other inventory positions owned	74	Financial instruments and other inventory positions sold, but not yet purchased	1,274
		$387,589		$369,630

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

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company’s financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company’s  derivative contracts are substantially collateralized by its counterparties, who  are major  financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of March 31, 2014, the Company had $23.0 million of uncollateralized credit exposure with these counterparties (notional contract amount of $200.2 million), including $11.4 million of uncollateralized credit exposure with one counterparty.

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
(Unaudited)

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

U.S. government agency securities – U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities and are categorized as Level II. Mortgage bonds include bonds secured by mortgages, mortgage pass-through securities, agency collateralized mortgage-obligation (“CMO”) securities and agency interest-only securities. Mortgage pass-through securities, CMO securities and interest-only securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore are generally categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields ranging from 79-255 basis points (“bps”) on spreads over U.S. treasury securities, or models based upon prepayment expectations ranging from 149-373 Public Securities Association (“PSA”) prepayment levels. These securities are categorized as Level II.

U.S. government securities – U.S. government securities include highly liquid U.S. treasury securities which are generally valued using quoted market prices and therefore categorized as Level I. The Company does not transact in securities of countries other than the U.S. government.

Derivatives – Derivative contracts include interest rate and basis swaps, forward purchase agreements, interest rate locks, futures, options and credit default swap index contracts. These instruments derive their value from underlying assets, reference rates, indices or a combination of these factors. The Company's equity option derivative contracts are valued based on quoted prices from the exchange for identical assets or liabilities as of the period-end date. To the extent these contracts are actively traded and valuation adjustments are not applied, they are categorized as Level I. The Company’s credit default swap index contracts are valued using market price quotations and are classified as Level II. The majority of the Company’s interest rate derivative contracts, including both interest rate swaps and interest rate locks, are valued using market standard pricing models based on the net present value of estimated future cash flows. The valuation models used do not involve material subjectivity as the methodologies do not entail significant judgment and the pricing inputs are market observable, including contractual terms, yield curves and measures of volatility. These instruments are classified as Level II within the fair value hierarchy. Certain interest rate locks transact in less active markets and were valued using valuation models that included the previously mentioned observable inputs and certain unobservable inputs that required significant judgment, such as the premium over the MMD curve. These instruments are classified as Level III.

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

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking and other investments at inception to reflect economic events in earnings on a timely basis. Merchant banking and other equity investments of $16.4 million and $16.1 million, included within investments on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets at March 31, 2014 and December 31, 2013, respectively. The realized and unrealized gains from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were $0.3 million and $3.2 million for the three months ended March 31, 2014 and 2013, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level III financial instruments as of March 31, 2014:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	Discounted cash flow	Debt service coverage ratio (2)	5 - 69%	22.2%
Short-term securities	Discounted cash flow	Expected recovery rate (% of par) (2)	77 - 80%	79.6%
Asset-backed securities:
Collateralized by residential mortgages	Discounted cash flow	Credit default rates (3)	2 - 8%	5.2%
		Prepayment rates (4)	2 - 22%	5.1%
		Loss severity (3)	42 - 100%	68.1%
		Valuation yields (3)	5 - 7%	5.9%
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	53 - 66 bps	63.0 bps
Investments at fair value:
Warrants in public and private companies	Black-Scholes option pricing model	Liquidity discount rates (1)	30 - 40%	34.3%
Warrants in private companies	Black-Scholes option pricing model	Stock volatility factors of comparable companies (2)	26 - 93%	62.6%
Equity securities in private companies	Market approach	Revenue multiple (2)	2 - 7 times	3.3 times
		EBITDA multiple (2)	9 - 12 times	9.3 times

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	5 - 51 bps	19.8 bps
Sensitivity of the fair value to changes in unobservable inputs:

(1)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly lower/(higher) fair value measurement.

(2)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly higher/(lower) fair value measurement.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company’s financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of March 31, 2014:

				Counterparty
				and Cash
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$29,873	$16,796	$—	$—	$46,669
Convertible securities	—	79,969	—	—	79,969
Fixed income securities	—	16,020	100	—	16,120
Municipal securities:
Taxable securities	—	233,045	—	—	233,045
Tax-exempt securities	—	437,024	1,433	—	438,457
Short-term securities	—	75,605	656	—	76,261
Asset-backed securities	—	4,680	107,399	—	112,079
U.S. government agency securities	—	278,965	—	—	278,965
U.S. government securities	3,090	—	—	—	3,090
Derivative contracts	175	387,350	64	(346,856)	40,733
Total financial instruments and other inventory positions owned:	33,138	1,529,454	109,652	(346,856)	1,325,388

Cash equivalents	1,579	—	—	—	1,579

Investments at fair value	27,586	—	60,954	—	88,540
Total assets	$62,303	$1,529,454	$170,606	$(346,856)	$1,415,507

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$84,568	$1,199	$—	$—	$85,767
Fixed income securities	—	17,029	—	—	17,029
U.S. government agency securities	—	83,901	—	—	83,901
U.S. government securities	315,666	—	—	—	315,666
Derivative contracts	1,274	362,877	5,479	(359,300)	10,330
Total financial instruments and other inventory positions sold, but not yet purchased:	$401,508	$465,006	$5,479	$(359,300)	$512,693

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

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

The Company’s Level III assets were $170.6 million and $171.9 million, or 12.1 percent and 11.2 percent of financial instruments measured at fair value at March 31, 2014 and December 31, 2013, respectively. The value of transfers between levels are recognized at the beginning of the reporting period. There were no significant transfers between Level I, Level II or Level III for the three months ended March 31, 2014.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments during the three months ended March 31, 2014 and 2013:

	Balance at					Realized	Unrealized	Balance at
	December 31,			Transfers	Transfers	gains/	gains/	March 31,
(Dollars in thousands)	2013	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2014
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Fixed income securities	$100	$—	$—	$—	$—	$—	$—	$100
Municipal securities:
Tax-exempt securities	1,433	—	—	—	—	—	—	1,433
Short-term securities	656	—	—	—	—	—	—	656
Asset-backed securities	119,799	96,725	(114,506)	—	—	6,270	(889)	107,399
Derivative contracts	691	2,614	—	—	—	(2,614)	(627)	64
Total financial instruments and other inventory positions owned:	122,679	99,339	(114,506)	—	—	3,656	(1,516)	109,652

Investments at fair value	49,240	10,000	—	—	—	—	1,714	60,954
Total assets	$171,919	$109,339	$(114,506)	$—	$—	$3,656	$198	$170,606

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$6,643	$(16,751)	$—	$—	$—	$16,751	$(1,164)	$5,479
Total financial instruments and other inventory positions sold, but not yet purchased:	$6,643	$(16,751)	$—	$—	$—	$16,751	$(1,164)	$5,479

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Balance at					Realized	Unrealized	Balance at
	December 31,			Transfers	Transfers	gains/	gains/	March 31,
(Dollars in thousands)	2012	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2013
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$1,429	$1	$—	$—	$—	$—	$1	$1,431
Short-term securities	656	—	—	—	—	—	—	656
Asset-backed securities	116,171	124,450	(142,404)	—	—	15,272	(5,835)	107,654
Derivative contracts	827	—	(13)	—	—	—	1,558	2,372
Total financial instruments and other inventory positions owned:	119,083	124,451	(142,417)	—	—	15,272	(4,276)	112,113

Investments at fair value	33,245	5,362	—	—	—	4	3,042	41,653
Total assets	$152,328	$129,813	$(142,417)	$—	$—	$15,276	$(1,234)	$153,766

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Derivative contracts	$5,218	$(5,650)	$—	$—	$—	$5,637	$(4,806)	$399
Total financial instruments and other inventory positions sold, but not yet purchased:	$5,218	$(5,650)	$—	$—	$—	$5,637	$(4,806)	$399

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

The carrying values of the Company’s cash, securities either purchased or sold under agreements to resell, receivables and payables either from or to customers and brokers, dealers and clearing organizations and short-term financings approximate fair value due to their liquid or short-term nature.

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

Variable Interest Entities ("VIEs") are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities. The determination as to whether an entity is a VIE is based on the amount and nature of the members’ equity investment in the entity. The Company also considers other characteristics such as the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance. For those entities that meet the deferral provisions defined by FASB ASU No. 2010-10, "Consolidation: Amendments for Certain Investment Funds," ("ASU 2010-10"), the Company considers characteristics such as the ability to influence the decision making about the entity’s activities and how the entity is financed. The Company has identified certain of the entities described above as VIEs. These VIEs had net assets approximating $0.8 billion at March 31, 2014 and December 31, 2013, respectively. The Company’s exposure to loss from these VIEs is $13.2 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at March 31, 2014. The Company had no liabilities related to these VIEs at March 31, 2014 and December 31, 2013.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The Company is required to consolidate all VIEs for which it is considered to be the primary beneficiary. The determination as to whether the Company is considered to be the primary beneficiary is based on whether the Company has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For those entities that meet the deferral provisions defined by ASU 2010-10, the determination as to whether the Company is considered to be the primary beneficiary differs in that it is based on whether the Company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The Company determined it is not the primary beneficiary of these VIEs and accordingly does not consolidate them. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of March 31, 2014.

The Company has investments in a grantor trust which was established as part of a nonqualified deferred compensation plan. The Company is the primary beneficiary of the grantor trust. Accordingly, the assets and liabilities of the grantor trust are consolidated by the Company on the consolidated statements of financial condition. See Note 19 for additional information on the nonqualified deferred compensation plan.

The Company also originates CMOs through secondary market vehicles. The Company's risk of loss with respect to these entities is limited to the fair value of the securities held by the Company.

Note 9 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers and clearing organizations included:

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Receivable arising from unsettled securities transactions	$107,228	$59,657
Deposits paid for securities borrowed	40,888	36,278
Receivable from clearing organizations	9,862	966
Deposits with clearing organizations	56,412	20,995
Securities failed to deliver	2,345	593
Other	13,828	8,624
	$230,563	$127,113

Amounts payable to brokers, dealers and clearing organizations included:

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Payable arising from unsettled securities transactions	$94,274	$5,643
Payable to clearing organizations	788	9,462
Securities failed to receive	5,789	744
Other	10,129	11,873
	$110,980	$27,722

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

In the normal course of business, the Company obtains securities purchased under agreements to resell, securities borrowed and margin agreements on terms that permit it to repledge or resell the securities to others, typically pursuant to repurchase agreements. The Company obtained securities with a fair value of approximately $221.3 million and $212.4 million at March 31, 2014 and December 31, 2013, respectively, of which $212.9 million and $194.9 million, respectively, had been pledged or otherwise transferred to satisfy its commitments under financial instruments and other inventory positions sold, but not yet purchased.

The following is a summary of the Company’s securities sold under agreements to repurchase ("Repurchase Liabilities"), the fair market value of collateral pledged and the interest rate charged by the Company’s counterparty, which is based on LIBOR plus an applicable margin, as of March 31, 2014:

	Repurchase	Fair Market
(Dollars in thousands)	Liabilities	Value	Interest Rate
Term up to 30 day maturities:
Asset-backed securities	$6,839	$9,194	1.65%
On demand maturities:
U.S. government securities	45,207	49,064	0.30 - 0.60%
	$52,046	$58,258

Reverse repurchase agreements, repurchase agreements and securities borrowed and loaned are reported on a net basis by counterparty when a legal right of offset exists.

There were no gross amounts offset on the consolidated statements of financial condition for reverse repurchase agreements, securities borrowed or repurchase agreements at March 31, 2014 and December 31, 2013, respectively, as a legal right of offset did not exist. The Company had no outstanding securities lending arrangements as of March 31, 2014 or December 31, 2013. See Note 6 for information related to the Company's offsetting of derivative contracts.

Note 11 Investments

The Company’s proprietary investments include investments in private companies and partnerships, registered mutual funds, warrants of public and private companies and private company debt. Investments included:

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Investments at fair value	$88,540	$69,930
Investments at cost	19,831	20,709
Investments accounted for under the equity method	21,884	21,404
Total investments	130,255	112,043

Less investments attributable to noncontrolling interests (1)	(27,300)	(21,137)
	$102,955	$90,906

(1)	Noncontrolling interests are attributable to third party ownership in a consolidated merchant banking fund and private equity investment vehicles.

Management regularly reviews the Company’s investments in private company debt and has concluded that no valuation allowance is needed as it is probable that all contractual principal and interest will be collected.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

At March 31, 2014, investments carried on a cost basis had an estimated fair market value of $25.5 million. The estimated fair value of these investments was based on an assessment of each underlying security, considering rounds of financing, third-party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA")), among other factors. Because valuation estimates were based upon management’s judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Note 12 Other Assets

Other assets included:

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Net deferred income tax assets	$28,110	$36,252
Fee receivables	24,738	34,415
Accrued interest receivables	10,402	9,793
Forgivable loans, net	10,333	7,879
Income tax receivables	3,513	—
Prepaid expenses	4,934	5,237
Other	9,834	8,516
Total other assets	$91,864	$102,092

Note 13 Goodwill and Intangible Assets

The following table presents the changes in the carrying value of goodwill and intangible assets from continuing operations for the three months ended March 31, 2014:

	Capital	Asset
(Dollars in thousands)	Markets	Management	Total
Goodwill
Balance at December 31, 2013	$13,790	$196,844	$210,634
Goodwill acquired	—	—	—
Impairment charge	—	—	—
Balance at March 31, 2014	$13,790	$196,844	$210,634

Intangible assets
Balance at December 31, 2013	$5,316	$34,614	$39,930
Amortization of intangible assets	(743)	(1,575)	(2,318)
Balance at March 31, 2014	$4,573	$33,039	$37,612

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 14 Short-Term Financing

The following is a summary of short-term financing and the weighted average interest rate on borrowings:

	Outstanding Balance		Weighted Average Interest Rate
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)	2014	2013	2014	2013
Commercial paper (secured)	$274,753	$280,294	1.56%	1.59%
Prime broker arrangement	161,056	234,417	0.82%	0.90%
Total short-term financing	$435,809	$514,711

The Company issues secured commercial paper to fund a portion of its securities inventory. The commercial paper notes (“CP Notes”) can be issued with maturities of 27 days to 270 days from the date of issuance. The CP Notes are issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and are secured by different inventory classes. As of March 31, 2014, the weighted average maturity of CP Series A, CP Series II A and CP Series III A was 151 days, 97 days and 33 days, respectively. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin.

The Company has established an arrangement to obtain financing with a prime broker related to its municipal bond funds. Financing under this arrangement is secured by certain securities, primarily municipal securities, and collateral limitations could reduce the amount of funding available under this arrangement. The funding is at the discretion of the prime broker subject to a notice period.

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

The Company’s committed short-term bank line financing at March 31, 2014 consisted of a one-year $250 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2013. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain a minimum net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 27, 2014. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At March 31, 2014, the Company had no advances against this line of credit.

The Company’s uncommitted secured lines at March 31, 2014 totaled $185 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company’s uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. At March 31, 2014, the Company had no advances against these lines of credit.

Note 15 Variable Rate Senior Notes

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The Note Purchase Agreement includes covenants that, among other things, require the Company to maintain a minimum consolidated tangible net worth and regulatory net capital, limit the Company's leverage ratio and require the Company to maintain a minimum ratio of operating cash flow to fixed charges. With respect to the net capital covenant, the Company's U.S. broker dealer subsidiary is required to maintain minimum net capital of $120 million. At March 31, 2014, the Company was in compliance with all covenants.

The Notes are recorded at amortized cost. As of March 31, 2014, the carrying value of the Notes approximates fair value.

Note 16 Contingencies and Commitments

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

Operating Lease Commitments

The Company leases office space throughout the United States and in a limited number of foreign countries where the Company’s international operations reside. Aggregate minimum lease commitments under operating leases as of March 31, 2014 are as follows:

(Dollars in thousands)
Remainder of 2014	$8,422
2015	11,186
2016	11,385
2017	9,680
2018	9,380
Thereafter	34,907
$84,960

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 17 Shareholders’ Equity

Share Repurchases

In the third quarter of 2012, the Company’s board of directors authorized the repurchase of up to $100.0 million in common shares through September 30, 2014. During the three months ended March 31, 2014, the Company did not repurchase any shares of the Company's outstanding common stock related to this authorization. The Company has $39.5 million remaining under this authorization. The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. The Company purchased 182,615 shares or $7.3 million of the Company’s common stock for this purpose during the three months ended March 31, 2014.

Issuance of Shares

During the three months ended March 31, 2014, the Company issued 103,598 common shares out of treasury stock in fulfillment of $4.2 million in obligations under the Piper Jaffray Companies Retirement Plan (the “Retirement Plan”) and issued 445,114 common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 19. During the three months ended March 31, 2013, the Company issued 96,049 common shares out of treasury stock in fulfillment of $3.9 million in obligations under the Retirement Plan and issued 669,221 common shares out of treasury stock as a result of employee restricted share vesting.

Note 18 Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders’ proportionate share of the equity in a municipal bond fund of $122.3 million, a merchant banking fund of $19.3 million and private equity investment vehicles aggregating $8.0 million as of March 31, 2014. As of December 31, 2013, noncontrolling interests included the minority equity holders’ proportionate share of the equity in a municipal bond fund of $126.3 million, a merchant banking fund of $14.1 million and private equity investment vehicles aggregating $7.0 million.

Ownership interests in entities held by parties other than the Company’s common shareholders are presented as noncontrolling interests within shareholders’ equity, separate from the Company’s own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company’s common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the three months ended March 31, 2014 and 2013, respectively.

	Common		Total
	Shareholders’	Noncontrolling	Shareholders’
(Dollars in thousands)	Equity	Interests	Equity
Balance at December 31, 2013	$734,676	$147,396	$882,072
Net income	17,748	5,138	22,886
Amortization/issuance of restricted stock	17,776	—	17,776
Issuance of treasury shares for options exercised	273	—	273
Repurchase of common stock for employee tax withholding	(7,346)	—	(7,346)
Issuance of treasury shares for 401k match	4,156	—	4,156
Shares reserved/issued for director compensation	120	—	120
Other comprehensive income	51	—	51
Fund capital withdrawals, net	—	(2,909)	(2,909)
Balance at March 31, 2014	$767,454	$149,625	$917,079

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

The following table provides a summary of the Company’s outstanding equity awards (in shares or units) as of March 31, 2014:

Incentive Plan
Restricted Stock
Annual grants	825,343
Sign-on grants	425,527
1,250,870
Inducement Plan
Restricted Stock	29,159

Total restricted stock related to compensation	1,280,029

ARI deal consideration (1)	104,496

Total restricted stock outstanding	1,384,525

Incentive Plan
Restricted Stock Units
Leadership grants	290,536

Incentive Plan
Stock options outstanding	359,072

(1)	The Company issued restricted stock as part of deal consideration in conjunction with the acquisition of ARI.

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company’s employees and directors for up to 7.0 million shares of common stock (1.0 million shares remained available for future issuance under the Incentive Plan as of March 31, 2014). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

Stock-Based Compensation Activity

The Company recorded total compensation expense within continuing operations of $5.3 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively, related to employee restricted stock and restricted stock unit awards. Total compensation cost includes year-end compensation for Annual Grants and the amortization of Sign-on Grants, less forfeitures of $0.3 million for the three months ended March 31, 2013. There were no forfeitures for the three months ended March 31, 2014. The tax benefit related to stock-based compensation costs totaled $2.0 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

The following table summarizes the changes in the Company’s unvested restricted stock (including the unvested restricted stock issued as part of the deal consideration for ARI) under the Incentive Plan and Inducement Plan for the three months ended March 31, 2014:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2013	1,582,062	$35.25
Granted	402,074	40.12
Vested	(599,611)	37.58
Canceled	—	—
March 31, 2014	1,384,525	$35.66

The following summarizes the changes in the Company’s unvested restricted stock units under the Incentive Plan for the three months ended March 31, 2014:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2013	290,536	$15.83
Granted	—	—
Vested	—	—
Canceled	—	—
March 31, 2014	290,536	$15.83

As of March 31, 2014, there was $11.8 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.73 years.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the Company’s outstanding stock options for the three months ended March 31, 2014:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2013	469,289	$44.83	2.0	$288,318
Granted	—	—
Exercised	(8,573)	31.88
Canceled	(55)	39.62
Expired	(101,589)	47.48
March 31, 2014	359,072	$44.39	2.2	$1,757,075

Options exercisable at March 31, 2014	359,072	$44.39	2.2	$1,757,075

As of March 31, 2014, there was no unrecognized compensation cost related to stock options expected to be recognized over future years.

The intrinsic value and resulting tax benefit realized from option exercises were immaterial for the three months ended March 31, 2014 and 2013, respectively.

Deferred Compensation Plans

In 2013, the Company adopted a nonqualified deferred compensation plan, an unfunded plan which allows certain highly compensated employees, at their election, to defer a percentage of their base salary, commissions and/or cash bonuses. The deferrals vest immediately and are non-forfeitable. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. Investments in the grantor trust, consisting of mutual funds, totaled $5.8 million as of March 31, 2014, and are included in investments on the consolidated statements of financial condition. The compensation deferred by the employees is expensed in the period earned. The deferred compensation liability was $5.8 million as of March 31, 2014. Changes in the fair value of the investments made by the Company are reported in investment income/(loss) and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expenses on the consolidated statements of operations.

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
The computation of earnings per share is as follows:

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2014	2013
Net income from continuing operations applicable to Piper Jaffray Companies	$17,748	$10,667
Net loss from discontinued operations	—	(521)
Net income applicable to Piper Jaffray Companies	17,748	10,146
Earnings allocated to participating securities (1)	(1,659)	(1,180)
Net income applicable to Piper Jaffray Companies’ common shareholders (2)	$16,089	$8,966

Shares for basic and diluted calculations:
Average shares used in basic computation	14,612	15,582
Stock options	45	28
Average shares used in diluted computation	14,657	15,610

Earnings/(loss) per basic common share:
Income from continuing operations	$1.10	$0.60
Loss from discontinued operations	—	(0.03)
Earnings per basic common share	$1.10	$0.58

Earnings/(loss) per diluted common share:
Income from continuing operations	$1.10	$0.60
Loss from discontinued operations	—	(0.03)
Earnings per diluted common share	$1.10	$0.57

(1)
Represents the allocation of earnings to participating securities. Losses are not allocated to participating securities. Participating securities include all of the Company’s unvested restricted shares. The weighted average participating shares outstanding were 1,510,839 and 2,055,679 for the three months ended March 31, 2014 and 2013, respectively.

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

The anti-dilutive effects from stock options were immaterial for the three months ended March 31, 2014 and 2013.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

Reportable segment financial results from continuing operations are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Capital Markets
Investment banking
Financing
Equities	$35,301	$14,303
Debt	13,539	17,032
Advisory services	39,728	9,556
Total investment banking	88,568	40,891

Institutional sales and trading
Equities	24,260	20,735
Fixed income	25,238	24,388
Total institutional sales and trading	49,498	45,123

Management and performance fees	1,737	1,019

Investment income	10,378	6,137

Long-term financing expenses	(1,740)	(1,949)

Net revenues	148,441	91,221

Operating expenses (1)	120,930	78,458

Segment pre-tax operating income	$27,511	$12,763

Segment pre-tax operating margin	18.5%	14.0%

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Asset Management
Management and performance fees
Management fees	$19,136	$17,086
Performance fees	86	351
Total management and performance fees	19,222	17,437

Investment income	470	875

Net revenues	19,692	18,312

Operating expenses (1)	14,490	12,907

Segment pre-tax operating income	$5,202	$5,405

Segment pre-tax operating margin	26.4%	29.5%

Total
Net revenues	$168,133	$109,533

Operating expenses (1)	135,420	91,365

Pre-tax operating income	$32,713	$18,168

Pre-tax operating margin	19.5%	16.6%

(1)	Operating expenses include intangible asset amortization expense as set forth in the table below:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Capital Markets	$743	$—
Asset Management	1,575	1,661
Total intangible asset amortization expense	$2,318	$1,661

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Net revenues:
United States	$165,325	$105,726
Europe	2,808	3,807
Consolidated	$168,133	$109,533

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Long-lived assets are allocated to geographic locations based upon the location of the asset. The following table presents long-lived assets by geographic region:

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Long-lived assets:
United States	$285,320	$296,516
Europe	6,346	6,414
Consolidated	$291,666	$302,930

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

At March 31, 2014, net capital calculated under the SEC rule was $185.2 million, and exceeded the minimum net capital required under the SEC rule by $184.2 million.

The Company’s short-term committed credit facility of $250 million and its variable rate senior notes include covenants requiring Piper Jaffray to maintain minimum net capital of $120 million.

Piper Jaffray Ltd., a broker dealer subsidiary registered in the United Kingdom, was subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of March 31, 2014, Piper Jaffray Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and exhibits included elsewhere in this report. Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include, among other things, statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2013 and in our subsequent reports filed with the SEC. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "External Factors Impacting Our Business" as well as the factors identified under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as updated in our subsequent reports filed with the SEC. These reports are available at our Web site at www.piperjaffray.com and at the SEC Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

Explanation of Non-GAAP Financial Measures

We have included financial measures that are not prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These non-GAAP financial measures include adjustments to exclude (1) revenues and expenses related to noncontrolling interests, (2) amortization of intangible assets related to acquisitions, and (3) compensation from acquisition-related agreements. These adjustments affect the following financial measures: net revenues, non-compensation expenses, net income applicable to Piper Jaffray Companies, earnings per diluted common share, segment net revenues, segment operating expenses, segment pre-tax operating income and segment pre-tax operating margin. Management believes that presenting these results and measures on an adjusted basis in conjunction with U.S. GAAP measures provides the most meaningful basis for comparison of its operating results across periods.

Executive Overview

Our continuing operations are principally engaged in providing investment banking, institutional brokerage, asset management and related financial services to corporations, private equity groups, public entities, non-profit entities and institutional investors in the United States and Europe. We operate through two reportable business segments:

Capital Markets – The Capital Markets segment provides institutional sales, trading and research services and investment banking services. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Investment banking services include management of and participation in underwritings, merger and acquisition services and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Also, we generate revenue through strategic trading and investing activities, which focus on proprietary investments in municipal bonds, mortgage-backed securities, equity securities, and merchant banking activities that involve equity or debt investments in late stage private companies. As certain of these efforts have matured and an investment process has been developed, we have created alternative asset management funds in merchant banking and municipal securities in order to invest firm capital as well as to seek capital from outside investors. We receive management and performance fees for managing these funds.

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

For more information on our acquisitions of Seattle-Northwest and Edgeview, see Note 4 of our unaudited consolidated financial statements.

Asset Management – The Asset Management segment provides traditional asset management services by taking a value-driven approach to managing assets in domestic and international equity markets. Additionally, the asset management segment manages investments in master limited partnerships ("MLPs") focused on the energy sector for institutions and individuals. Revenues are generated in the form of management and performance fees. Revenues are also generated through investments in the partnerships and funds that we manage.

Discontinued Operations – Our discontinued operations include the operating results of our Hong Kong capital markets business, which ceased operations in 2012, and Fiduciary Asset Management, LLC ("FAMCO"), an asset management subsidiary we sold in the second quarter of 2013. See Note 5 to our unaudited consolidated financial statements for further discussion of our discontinued operations.

Results for the three months ended March 31, 2014

Net income applicable to Piper Jaffray Companies from continuing operations in the first quarter of 2014 was $17.7 million, or $1.10 per diluted common share, compared with $10.7 million, or $0.60 per diluted common share, for the prior-year period. At March 31, 2014, we generated a rolling 12 month return on average common shareholders' equity of 7.2 percent, compared with 6.7 percent at March 31, 2013. Net revenues from continuing operations for the three months ended March 31, 2014 were $168.1 million, up 53.5 percent from $109.5 million in the year-ago period due to higher equity financing and advisory services revenues. For the three months ended March 31, 2014, non-compensation expenses from continuing operations were $34.9 million, compared with $25.3 million for the three months ended March 31, 2013. Non-compensation expenses from continuing operations were reduced in the first quarter of 2013 due to the receipt of insurance proceeds for the reimbursement of prior legal settlements. Additionally, the first quarter of 2014 includes incremental costs associated with the acquisitions of Seattle-Northwest and Edgeview completed in the third quarter of 2013.

For the three months ended March 31, 2014, adjusted net income applicable to Piper Jaffray Companies from continuing operations was $20.0 million(1), or $1.24(1) per diluted common share, compared with $11.9 million(1), or $0.67(1) per diluted common share, for the prior-year period. Adjusted net revenues for the three months ended March 31, 2014 were $161.5 million(1), an increase of 51.3 percent from $106.7 million(1) reported in the year-ago period. For the three months ended March 31, 2014, adjusted non-compensation expenses were $31.1 million(1), up 37.1 percent from $22.7 million(1) for the three months ended March 31, 2013.

(1)	Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Net revenues:
Net revenues – U.S. GAAP basis	$168,133	$109,533
Adjustments:
Revenue related to noncontrolling interests	(6,636)	(2,810)
Adjusted net revenues	$161,497	$106,723

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$34,931	$25,260
Adjustments:
Non-compensation expenses related to noncontrolling interests	(1,498)	(909)
Amortization of intangible assets related to acquisitions	(2,318)	(1,661)
Adjusted non-compensation expenses	$31,115	$22,690

Net income from continuing operations applicable to Piper Jaffray Companies:
Net income from continuing operations applicable to Piper Jaffray Companies - U.S. GAAP basis	$17,748	$10,667
Adjustments:
Compensation from acquisition-related agreements	788	196
Amortization of intangible assets related to acquisitions	1,499	1,015
Adjusted net income from continuing operations applicable to Piper Jaffray Companies	$20,035	$11,878

Earnings per diluted common share from continuing operations:
U.S. GAAP basis	$1.10	$0.60
Adjustments:
Compensation from acquisition-related agreements	0.05	0.01
Amortization of intangible assets related to acquisitions	0.09	0.06
Non-U.S. GAAP basis, as adjusted	$1.24	$0.67

External Factors Impacting Our Business

Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Overall market conditions are a product of many factors, which are beyond our control and mostly unpredictable. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the demand for investment banking services as reflected by the number and size of equity and debt financings and merger and acquisition transactions, the volatility of the equity and fixed income markets, changes in interest rates (especially rapid and extreme changes) and credit spreads, the level and shape of various yield curves, the volume and value of trading in securities, and the demand for asset management services.

Factors that differentiate our business within the financial services industry may also affect our financial results. For example, our capital markets business focuses on a middle-market clientele in specific industry sectors. If the business environment for our focus sectors is impacted disproportionately as compared to the economy as a whole, or does not recover on pace with other sectors of the economy, our business and results of operations will be negatively impacted. In addition, our business could be affected differently than overall market trends. Given the variability of the capital markets and securities businesses, our earnings may fluctuate significantly from period to period, and results for any individual period should not be considered indicative of future results.

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

Outlook for the remainder of 2014

In 2014, we expect continuing improvement in U.S. economic growth, modest appreciation in the equity markets and gradually increasing U.S. interest rates as the U.S. economy continues to improve by building on momentum that emerged in the second half of 2013. We believe that the fixed income market has largely factored in the Federal Reserve's intention to continue tapering bond purchases under its quantitative easing program, and interest rates generally will move in response to the rate of economic growth and inflation expectations going forward, but will be sensitive to the Federal Reserve's short-term interest rate policies and guidance.

A rising interest rate environment in 2014 may result in varied financial results across our debt financing and fixed income institutional brokerage businesses. The sharp increase in interest rates in mid-2013 resulted in a substantial decline in debt refinancing activity, which has negatively impacted our debt financing revenues. We expect less favorable debt underwriting conditions in 2014 as the demand for refinancing activity subsides in a rising interest rate environment and new issuance activity is not expected to entirely offset this decline. The strength of our broader product offerings and investments in our public finance business over the past few years will benefit us during these challenging conditions. We will continue to manage our inventories and hedging strategies to mitigate market volatility and our exposure to rising interest rates.

Equity markets finished the quarter slightly ahead of their record levels at the end of 2013, and attracted both issuers and investors into the market. As a result, equity capital raising remained strong and trading volumes increased from 2013 levels. We believe that the equity markets will continue to appreciate in 2014, but at more modest levels that may include a period of market correction. Conditions should continue to be accommodative for our equity-related businesses, however, a period of market correction may be disruptive to our capital raising, while our trading business should benefit from higher volatility.

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

Financial Summary for the three months ended March 31, 2014 and March 31, 2013

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	March 31,			March 31,
			2014
(Dollars in thousands)	2014	2013	v2013	2014	2013
Revenues:
Investment banking	$88,474	$40,821	116.7%	52.6%	37.3%
Institutional brokerage	44,034	40,147	9.7	26.2	36.7
Asset management	20,959	18,456	13.6	12.5	16.8
Interest	13,659	10,823	26.2	8.1	9.9
Investment income	6,768	5,065	33.6	4.0	4.6
Total revenues	173,894	115,312	50.8	103.4	105.3

Interest expense	5,761	5,779	(0.3)	3.4	5.3

Net revenues	168,133	109,533	53.5	100.0	100.0

Non-interest expenses:
Compensation and benefits	100,489	66,105	52.0	59.8	60.4
Occupancy and equipment	6,778	5,817	16.5	4.0	5.3
Communications	5,955	5,232	13.8	3.5	4.8
Floor brokerage and clearance	1,834	2,150	(14.7)	1.1	2.0
Marketing and business development	5,526	4,980	11.0	3.3	4.5
Outside services	9,493	7,214	31.6	5.6	6.6
Intangible asset amortization expense	2,318	1,661	39.6	1.4	1.5
Other operating expenses	3,027	(1,794)	N/M	1.8	(1.6)
Total non-interest expenses	135,420	91,365	48.2	80.5	83.4

Income from continuing operations before income tax expense	32,713	18,168	80.1	19.5	16.6

Income tax expense	9,827	5,600	75.5	5.8	5.1

Income from continuing operations	22,886	12,568	82.1	13.6	11.5

Discontinued operations:
Loss from discontinued operations, net of tax	—	(521)	N/M	—	(0.5)

Net income	22,886	12,047	90.0	13.6	11.0

Net income applicable to noncontrolling interests	5,138	1,901	170.3	3.1	1.7

Net income applicable to Piper Jaffray Companies	$17,748	$10,146	74.9%	10.6%	9.3%
N/M — Not meaningful

For the three months ended March 31, 2014, we recorded net income applicable to Piper Jaffray Companies of $17.7 million. Net revenues from continuing operations for the three months ended March 31, 2014 were $168.1 million, a 53.5 percent increase compared to $109.5 million in the year-ago period. In the first quarter of 2014, investment banking revenues were $88.5 million, compared with $40.8 million in the prior-year period due to strong equity financing and advisory services revenues resulting from favorable equity capital markets conditions. For the three months ended March 31, 2014, institutional brokerage revenues increased 9.7 percent to $44.0 million, compared with $40.1 million in the first quarter of 2013, due to higher equity institutional brokerage revenues. In the first quarter of 2014, asset management fees increased 13.6 percent to $21.0 million, compared with $18.5 million in the first quarter of 2013, due to higher management fees from increased assets under management, particularly related to our master limited partnership ("MLP") product offering. In the first three months of 2014, net interest income increased 56.6 percent to $7.9 million, compared with $5.0 million in prior-year period. The increase was primarily the result of higher net interest income attributable to noncontrolling interests from our municipal bond fund, as well as higher inventory balances in mortgage-backed and municipal securities. For the three months ended March 31, 2014, investment income was $6.8 million, compared with $5.1 million in the prior-year period as we recorded higher investment gains associated with our investment in the municipal bond funds that we manage. Non-interest expenses from continuing operations were $135.4 million for the three months ended March 31, 2014, an increase of 48.2 percent compared to $91.4 million in the prior year, primarily resulting from higher compensation expenses due to a significantly increased revenue base.

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

For the three months ended March 31, 2014, compensation and benefits expenses increased 52.0 percent to $100.5 million from $66.1 million in 2013 due to improved financial results. Compensation and benefits expenses as a percentage of net revenues was 59.8 percent in the first quarter of 2014 and 60.4 percent in the first quarter of 2013.

Occupancy and Equipment – For the three months ended March 31, 2014, occupancy and equipment expenses increased 16.5 percent to $6.8 million, compared with $5.8 million in the corresponding period of 2013. The increase was primarily the result of incremental occupancy expenses from our acquisitions of Seattle-Northwest and Edgeview completed during the third quarter of 2013.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the three months ended March 31, 2014, communication expenses increased 13.8 percent to $6.0 million, compared with $5.2 million for the three months ended March 31, 2013. The increase resulted from higher market data service expenses due to increased headcount driven by our acquisitions and investments in personnel made during 2013.

Floor Brokerage and Clearance – For the three months ended March 31, 2014, floor brokerage and clearance expenses were $1.8 million, compared with $2.2 million million in the corresponding period of 2013.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment and promotional and advertising costs. For the three months ended March 31, 2014, marketing and business development expenses increased 11.0 percent to $5.5 million, compared with $5.0 million for the first quarter of 2013, due to higher travel expenses resulting from increased equity underwriting and advisory activities.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses increased 31.6 percent to $9.5 million in the first quarter of 2014, compared with $7.2 million in the corresponding period of 2013. Excluding the portion of expenses from non-controlled equity interests in our consolidated alternative asset management funds, outside services expenses increased 26.5 percent due primarily to increased third party marketing and finders fees associated with the funds in our asset management business, along with higher legal fees.

Intangible Asset Amortization Expense – Intangible asset amortization expense includes the amortization of definite-lived intangible assets consisting of customer relationships and non-competition agreements. For the three months ended March 31, 2014, intangible asset amortization expense was $2.3 million, compared with $1.7 million in the three months ended March 31, 2013. The increase was attributable to incremental intangible asset amortization expense related to the acquisitions of Seattle-Northwest and Edgeview.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses were $3.0 million in the first quarter of 2014, compared with income of $1.8 million in the first quarter of 2013. In the first quarter of 2013 we received insurance proceeds for the reimbursement of prior legal settlements.

Income Taxes – For the three months ended March 31, 2014, our provision for income taxes was $9.8 million equating to an effective tax rate, excluding noncontrolling interests, of 35.6 percent, compared with $5.6 million in the prior-year period equating to an effective tax rate, excluding noncontrolling interests, of 34.4 percent.

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

Adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin exclude (1) revenues and expenses related to noncontrolling interests, (2) amortization of intangible assets related to acquisitions, and (3) compensation from acquisition-related agreements. For U.S. GAAP purposes, these items are included in each of their respective line items on the consolidated statements of operations.

Capital Markets

The following table sets forth the Capital Markets adjusted segment financial results from continuing operations and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Three Months Ended March 31,
	2014				2013
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Financing
Equities	$35,301	$—	$—	$35,301	$14,303	$—	$—	$14,303
Debt	13,539	—	—	13,539	17,032	—	—	17,032
Advisory services	39,728	—	—	39,728	9,556	—	—	9,556
Total investment banking	88,568	—	—	88,568	40,891	—	—	40,891

Institutional sales and trading
Equities	24,260	—	—	24,260	20,735	—	—	20,735
Fixed income	25,238	—	—	25,238	24,388	—	—	24,388
Total institutional sales and trading	49,498	—	—	49,498	45,123	—	—	45,123

Management and performance fees	1,737	—	—	1,737	1,019	—	—	1,019

Investment income	3,742	6,636	—	10,378	3,327	2,810	—	6,137

Long-term financing expenses	(1,740)	—	—	(1,740)	(1,949)	—	—	(1,949)

Net revenues	141,805	6,636	—	148,441	88,411	2,810	—	91,221

Operating expenses	117,721	1,498	1,711	120,930	77,549	909	—	78,458

Segment pre-tax operating income	$24,084	$5,138	$(1,711)	$27,511	$10,862	$1,901	$—	$12,763

Segment pre-tax operating margin	17.0%			18.5%	12.3%			14.0%

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
Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Compensation from acquisition-related agreements	$968	$—
Amortization of intangible assets related to acquisitions	743	—
	$1,711	$—

Capital Markets adjusted net revenues increased 60.4 percent to $141.8 million for the three months ended March 31, 2014, compared with $88.4 million in the prior-year period.

Investment banking revenues comprise all of the revenues generated through financing and advisory services activities, including derivative activities that relate to debt financing. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.

In the first quarter of 2014, investment banking revenues increased 116.6 percent to $88.6 million compared with $40.9 million in the corresponding period of the prior year, due to strong equity financing and advisory services revenues as the performance in these businesses continued to demonstrate the strength we saw in the latter part of 2013. For the three months ended March 31, 2014, equity financing revenues were $35.3 million, compared with $14.3 million in the prior-year period, due to more completed transactions and higher revenue per transaction as the conditions for equity capital raising remained strong, particularly in healthcare, our strongest industry sector. During the first quarter of 2014, we completed 30 equity financings, raising $5.3 billion for our clients, compared with 17 equity financings, raising $6.2 billion for our clients in the comparable year-ago period. Debt financing revenues for the three months ended March 31, 2014 were $13.5 million, down 20.5 percent compared with $17.0 million in the year-ago period, due to fewer completed transactions. During the first quarter of 2014, we completed 57 negotiated public finance issues with a total par value of $1.6 billion, compared with 112 negotiated public finance issues with a total par value of $2.0 billion during the prior-year period. The decrease in the number of completed negotiated public finance issues from the first quarter of 2013 was driven by a significant reduction in refunding activity. Refunding activity has been weak since the sharp rise in interest rates in mid-2013. For the three months ended March 31, 2014, advisory services revenues increased to $39.7 million, compared with $9.6 million in the first quarter of 2013, due to higher U.S. advisory services revenues from more completed transactions. The favorable equity market conditions, combined with our strategic focus to strengthen our mergers and acquisitions position in the middle market, resulted in increased revenues in the current quarter. We completed 16 transactions with an aggregate enterprise value of $1.5 billion in the first quarter of 2014, compared with 3 transactions with an aggregate enterprise value of $0.5 billion in the first quarter of 2013.

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

For the three months ended March 31, 2014, institutional brokerage revenues increased 9.7 percent to $49.5 million, compared with $45.1 million in the prior-year period. Equity institutional brokerage revenues increased 17.0 percent to $24.3 million in the first quarter of 2014, compared with $20.7 million in the corresponding period of 2013, due to higher client trading volumes and gains from our equity strategic trading activity. For the three months ended March 31, 2014, fixed income institutional brokerage revenues were $25.2 million, up slightly compared with $24.4 million in the prior-year period.

Management and performance fees include the fees generated from our municipal bond and merchant banking funds. For the three months ended March 31, 2014, management and performance fees were $1.7 million, compared with $1.0 million in the prior-year period, due to increased management and performance fees from our municipal bond fund.

Adjusted investment income includes realized and unrealized gains and losses on our investment in the merchant banking fund, realized and unrealized gains and losses on our investment in the municipal bond fund that we manage for third-party investors, and other firm investments. For the three months ended March 31, 2014, adjusted investment income was $3.7 million, compared to $3.3 million in the corresponding period of 2013. The increase resulted from higher investment gains associated with our investment in the municipal bond fund that we manage.

Long-term financing expenses represent interest paid on our variable rate senior notes. For the three months ended March 31, 2014, long-term financing expenses decreased to $1.7 million, compared with $1.9 million in the prior-year period.

Capital Markets adjusted segment pre-tax operating margin for the three months ended March 31, 2014 increased to 17.0 percent, compared with 12.3 percent for the corresponding period of 2013. The increase in adjusted pre-tax operating margin was driven by the significant increase in equity financing and advisory services revenues.

Asset Management

The following table sets forth the Asset Management segment financial results from continuing operations and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Three Months Ended March 31,
	2014				2013
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
Value equity	$12,884	$—	$—	$12,884	$12,416	$—	$—	$12,416
MLP	6,252	—	—	6,252	4,670	—	—	4,670
Total management fees	19,136	—	—	19,136	17,086	—	—	17,086

Performance fees
Value equity	86	—	—	86	152	—	—	152
MLP	—	—	—	—	199	—	—	199
Total performance fees	86	—	—	86	351	—	—	351

Total management and performance fees	19,222	—	—	19,222	17,437	—	—	17,437

Investment income	470	—	—	470	875	—	—	875

Total net revenues	19,692	—	—	19,692	18,312	—	—	18,312

Operating expenses	12,594	—	1,896	14,490	10,925	—	1,982	12,907

Segment pre-tax operating income	$7,098	$—	$(1,896)	$5,202	$7,387	$—	$(1,982)	$5,405

Segment pre-tax operating margin	36.0%			26.4%	40.3%			29.5%

(1)	Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Compensation from acquisition-related agreements	$321	$321
Amortization of intangible assets related to acquisitions	1,575	1,661
	$1,896	$1,982

Management and performance fee revenues comprise the revenues generated through management and investment advisory services performed for separately managed accounts, registered funds and partnerships. Investment performance and client asset inflows and outflows have a direct effect on management and performance fee revenues. Management fees are generally based on the level of assets under management (“AUM”) measured monthly or quarterly, and an increase or reduction in assets under management, due to market price fluctuations or net client asset flows, will result in a corresponding increase or decrease in management fees. Fees vary with the type of assets managed and the vehicle in which they are managed. Performance fees are earned when the investment return on assets under management exceeds certain benchmark targets or other performance targets over a specified measurement period. The level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in total assets under management. The majority of performance fees, if earned, are generally recorded in the fourth quarter of the applicable year or upon withdrawal of client assets. At March 31, 2014, approximately two percent of our AUM was eligible to earn performance fees.

For the three months ended March 31, 2014, management fees were $19.1 million, an increase of 12.0 percent, compared with $17.1 million in the prior-year period, due primarily to increased management fees from our MLP product offerings. In the first quarter of 2014, management fees related to our value equity strategies were $12.9 million, up 3.8 percent compared to the corresponding period of 2013. The impact of increased AUM from market appreciation was offset by net client outflows. The average effective revenue yield (total management fees as a percentage of our average AUM) for our value equity strategies was

80 basis points for both the first quarter of 2014 and 2013, respectively. Management fees from our MLP strategies increased 33.9 percent in the first quarter of 2014 to $6.3 million, compared with $4.7 million in the first quarter of 2013, due to increased average AUM driven by net client inflows and market appreciation.

For the three months ended March 31, 2014, performance fees were $0.1 million, compared to $0.4 million in the prior-year period.

Investment income includes gains and losses from our investments in registered funds and private funds or partnerships that we manage. For the three months ended March 31, 2014, investment income was $0.5 million compared with $0.9 million for the prior-year period.

Adjusted segment pre-tax operating margin for the three months ended March 31, 2014 was 36.0 percent, compared to 40.3 percent for the three months ended March 31, 2013. The decrease resulted from higher non-compensation expenses, particularly higher third-party marketing and finders fees, in the first quarter of 2014.

The following table summarizes the changes in our AUM for the periods presented:

			Twelve
	Three Months Ended		Months Ended
	March 31,		March 31,
(Dollars in millions)	2014	2013	2014
Value Equity
Beginning of period	$6,683	$5,865	$6,222
Net outflows	(301)	(225)	(832)
Net market appreciation	49	582	1,041
End of period	$6,431	$6,222	$6,431

MLP
Beginning of period	$4,549	$3,186	$3,929
Net inflows	335	172	661
Net market appreciation	184	571	478
End of period	$5,068	$3,929	$5,068

Total
Beginning of period	$11,232	$9,051	$10,151
Net inflows/(outflows)	34	(53)	(171)
Net market appreciation	233	1,153	1,519
End of period	$11,499	$10,151	$11,499

Total AUM was $11.5 billion for the three months ended March 31, 2014. Value equity AUM declined to $6.4 billion at March 31, 2014, compared with $6.7 billion at December 31, 2013 due to net client outflows of $0.3 billion during the quarter. The value equity strategy has not attracted significant net new assets as investors are seeking greater upside potential in growth sectors of the equity markets. MLP AUM increased $0.5 billion to $5.1 billion in the first quarter of 2014 as we experienced both net market appreciation and net client inflows during the first quarter of 2014.

Discontinued Operations

Discontinued operations included the operating results of our Hong Kong capital markets business, which ceased operations in 2012, and FAMCO, an asset management subsidiary we sold in the second quarter of 2013. For the three months ended March 31, 2013, we recorded a loss from discontinued operations, net of tax, of $0.5 million. See Note 5 to our unaudited consolidated financial statements for further discussion of our discontinued operations.

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

For a full description of our significant accounting policies, see Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. We believe that of our significant accounting policies, the following are our critical accounting policies.

Valuation of Financial Instruments

Financial instruments and other inventory positions owned, financial instruments and other inventory positions sold, but not yet purchased, and certain of our investments recorded in investments on our consolidated statements of financial condition consist of financial instruments recorded at fair value, either as required by accounting guidance or through the fair value election. Unrealized gains and losses related to these financial instruments are reflected on our consolidated statements of operations.

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

Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 820, "Fair Value Measurement," establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to inputs with little or no pricing observability (Level III measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 7 to our unaudited consolidated financial statements for additional discussion of our assets and liabilities in the fair value hierarchy.

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

Goodwill and Intangible Assets

We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities acquired requires certain management estimates. At March 31, 2014, we had goodwill of $210.6 million. The goodwill balance consists of $13.8 million recorded in 2013 as a result of our acquisitions of Seattle-Northwest and Edgeview within our capital markets segment and the remaining $196.8 million relates to our asset management segment. At March 31, 2014, we had intangible assets of $37.6 million, of which $4.6 million relates to our capital markets segment and $33.0 million relates to our asset management segment.

Under FASB Accounting Standards Codification Topic 350, "Intangibles – Goodwill and Other," ("ASC 350") we are required to perform impairment tests of our goodwill and indefinite-life intangible assets annually and on an interim basis when circumstances exist that could indicate possible impairment. We have elected to test for goodwill impairment in the fourth quarter of each calendar year. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after making an assessment, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if we conclude otherwise, then we are required to perform the two-step impairment test, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of our reporting units based on the following factors: a discounted cash flow model using revenue and profit forecasts, our market capitalization, public market comparables and multiples of recent mergers and acquisitions of similar businesses, if available. The estimated fair values of our reporting units are compared with their carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying values, a second step is performed to measure the amount of the impairment loss, if any. An impairment loss is equal to the excess of the carrying amount of goodwill over its fair value.

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

We completed our 2013 goodwill impairment testing as of October 31, 2013, and concluded there was no goodwill impairment. We also tested the intangible assets (indefinite and definite-lived) and concluded there was no impairment.

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

Deferred Compensation Plans

In 2013, we adopted a nonqualified, unfunded deferred compensation plan which allows certain highly compensated employees, at their election, to defer a percentage of their base salary, commissions and/or cash bonuses. The amounts deferred under this plan are held in a grantor trust.

In 2012, we established a deferred compensation plan which allows eligible employees to elect to receive a portion of the incentive compensation they would otherwise receive in the form of restricted stock, instead in restricted mutual fund shares (“MFRS Awards”) of registered funds managed by our asset management business. We have also granted MFRS Awards to new employees as a recruiting tool.

See Note 19 to our unaudited consolidated financial statements for additional information about our stock-based and deferred compensation plans.

Income Taxes

We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally, amortization of share-based compensation. The realization of deferred tax assets is assessed and a valuation allowance is recognized to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. We believe that our future taxable profits will be sufficient to recognize our U.S. and U.K. deferred tax assets. However, if our projections of future taxable profits do not materialize, we may conclude that a valuation allowance is necessary, which would impact our results of operations in that period.

We record deferred tax benefits for future tax deductions expected upon the vesting of share-based compensation. If deductions reported on our tax return for share-based compensation (i.e., the value of the share-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with ASC 718), we record the excess tax benefit as additional paid-in capital. Conversely, if deductions reported on our tax return for share-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, we offset the deficiency first to any previously recognized excess tax benefits recorded as additional paid-in capital and any remaining deficiency is recorded as income tax expense. As of March 31, 2014, we did not have any available excess tax benefits within additional paid-in capital. In the first quarter of 2014, approximately 102,000 options expired and 600,000 shares vested resulting in $0.1 million of income tax expense.

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

In the third quarter of 2012, our board of directors approved a new share repurchase authorization of up to $100 million in common shares through September 30, 2014. During the first quarter of 2014, we did not repurchase any shares of our outstanding common stock under this authorization. At March 31, 2014, we had $39.5 million remaining under this authorization. We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the first quarter of 2014, we purchased 182,615 shares or $7.3 million of our common shares for this purpose.

Leverage

The following table presents total assets, adjusted assets, total shareholders’ equity and tangible shareholders’ equity with the resulting leverage ratios as of:

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Total assets	$2,317,252	$2,318,157
Deduct: Goodwill and intangible assets	(248,246)	(250,564)
Deduct: Assets from noncontrolling interests	(319,725)	(317,558)
Adjusted assets	$1,749,281	$1,750,035

Total shareholders' equity	$917,079	$882,072
Deduct: Goodwill and intangible assets	(248,246)	(250,564)
Deduct: Noncontrolling interests	(149,625)	(147,396)
Tangible common shareholders' equity	$519,208	$484,112

Leverage ratio (1)	2.5	2.6

Adjusted leverage ratio (2)	3.4	3.6

(1)	Leverage ratio equals total assets divided by total shareholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders’ equity.

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

Short-term financing

Our day-to-day funding and liquidity is obtained primarily through the use of commercial paper issuance, repurchase agreements, prime broker agreements, and bank lines of credit, and is typically collateralized by our securities inventory. These funding sources are critical to our ability to finance and hold inventory, which is a necessary part of our institutional brokerage and municipal bond funds businesses. The majority of our inventory is liquid and is therefore funded by overnight or short-term facilities. Certain of these short-term facilities (i.e., committed line and commercial paper) have been established to mitigate changes in the liquidity of our inventory based on changing market conditions. In the case of our committed line, it is available to us regardless of changes in market liquidity conditions through the end of its term, although there may be limitations on the type of securities available to pledge. Our commercial paper program helps mitigate changes in market liquidity conditions given it is not an overnight facility, but provides funding with a term of 27 to 270 days. Our funding sources are also dependent on the types of inventory that our counterparties are willing to accept as collateral and the number of counterparties available. From time to time, the number of counterparties that will enter into municipal repurchase agreements can be limited based on market conditions. Currently, the majority of our bank lines, our commercial paper programs and our prime broker arrangement will accept municipal inventory as collateral, which helps mitigate this municipal repurchase agreement counterparty risk. We also have established arrangements to obtain financing by another broker dealer at the end of each business day related specifically to our convertible inventory. Funding is generally obtained at rates based upon the federal funds rate and/or the London Interbank Offer Rate.

Commercial Paper Program – Our U.S. broker dealer subsidiary, Piper Jaffray & Co., issues secured commercial paper to fund a portion of its securities inventory. This commercial paper is issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and is secured by different inventory classes, which is reflected in the interest rate paid on the respective program. The programs can issue with maturities of 27 to 270 days. The following table provides information about our commercial paper programs at March 31, 2014:

(Dollars in millions)	CP Series A	CP Series II A	CP Series III A
Maximum amount that may be issued	$300.0	$150.0	$100.0
Amount outstanding	141.0	61.2	72.6

Weighted average maturity, in days	151	97	33

Prime Broker Arrangement – We have established an arrangement to obtain overnight financing by a single prime broker related to our alternative asset management funds in municipal securities. Financing under this arrangement is secured by certain securities, primarily municipal securities, and collateral limitations could reduce the amount of funding available under this arrangement. More specifically, this funding is at the discretion of the prime broker and could be denied subject to a notice period. At March 31, 2014, we had $161.1 million of financing outstanding under this prime broker arrangement.

Committed Lines – Our committed line is a one-year $250 million revolving secured credit facility. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co., our U.S. broker dealer subsidiary, to maintain a minimum net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 27, 2014. This credit facility has been in place since 2008 and we renewed the facility for another one-year term in the fourth quarter of 2013. At March 31, 2014, we had no advances against this line of credit.

Uncommitted Lines – We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $185 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have an uncommitted unsecured facility with one of these banks. All of these uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. More specifically, these lines are subject to approval by the respective bank each time an advance is requested and advances may be denied, which may be particularly true during times of market stress or market perceptions of our exposures. We manage our relationships with the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business. At March 31, 2014, we had no advances against these lines of credit.

The following tables present the average balances outstanding for our various short-term funding sources by quarter for 2014 and 2013, respectively.

	Average Balance for the Three Months Ended
(Dollars in millions)	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013
Funding source:
Repurchase agreements	$38.3	$17.2	$11.2	$130.3	$66.2
Commercial paper	280.5	313.6	351.6	334.0	308.9
Prime broker arrangement	216.1	238.7	145.6	93.5	105.2
Short-term bank loans	28.9	1.3	1.8	11.8	5.1
Total	$563.8	$570.8	$510.2	$569.6	$485.4

The average funding in the first quarter of 2014 decreased to $563.8 million, compared with $570.8 million during the fourth quarter of 2013, due to a decrease in inventory.

The following tables present the maximum daily funding amount by quarter for 2014 and 2013, respectively.

	For the Three Months Ended
(Dollars in millions)	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013
Maximum amount of daily funding	$897.2	$735.2	$799.0	$779.3	$677.1

Variable rate senior notes

On November 30, 2012, we entered into a note purchase agreement (“Note Purchase Agreement”) under which we issued unsecured variable rate senior notes (“Notes”) in the amount of $125 million. The initial holders of the Notes are certain entities advised by Pacific Investment Management Company LLC (“PIMCO”). The Notes consist of two classes, Class A Notes and Class B Notes, with principal amounts of $50 million and $75 million, respectively. The unpaid principal amount of the Class A Notes and Class B Notes will be due on May 31, 2014 and November 30, 2015, respectively. The proceeds from the Notes were used to repay the outstanding balance under the three-year bank syndicated credit agreement in 2012. The remaining proceeds are used for general corporate purposes. We currently expect to refinance our Class A Notes prior to maturity.

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

The Note Purchase Agreement includes covenants that, among other things, require us to maintain a minimum consolidated tangible net worth and minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. With respect to the net capital covenant, our U.S. broker dealer subsidiary is required to maintain minimum net capital of $120 million. At March 31, 2014, we were in compliance with all covenants.

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2013, except for our operating lease obligations. On March 20, 2014, we entered into a new lease agreement for our San Francisco office. Our contractual rental obligation for the full 10.3 year lease term is $12.1 million.

Capital Requirements

As a registered broker dealer and member firm of FINRA, our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. We also are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. At March 31, 2014, our net capital under the SEC’s uniform net capital rule was $185.2 million, and exceeded the minimum net capital required under the SEC rule by $184.2 million.

Although we operate with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our Capital Markets revenue producing activities.

At March 31, 2014 Piper Jaffray Ltd., our broker dealer subsidiary registered in the United Kingdom, was subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes our off-balance sheet arrangements at March 31, 2014 and December 31, 2013:

	Expiration Per Period at March 31, 2014						Total Contractual Amount
	Remainder			2017	2019		March 31,	December 31,
(Dollars in thousands)	of 2014	2015	2016	- 2018	- 2020	Later	2014	2013
Customer matched-book derivative contracts (1) (2)	$30,000	$68,688	$64,953	$40,950	$122,084	$4,960,908	$5,287,583	$5,310,929
Trading securities derivative contracts (2)	255,500	—	—	—	—	—	255,500	198,500
Credit default swap index contracts (2)	—	96,000	—	255,000	—	28,215	379,215	299,333
Equity derivative contracts (2)	15,249	1,467	436	—	—	—	17,152	17,090
Private equity investment commitments (3)	—	—	—	—	—	—	42,872	47,576

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with two major financial institutions, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $200.2 million at March 31, 2014) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At March 31, 2014, we had $23.0 million of credit exposure with these counterparties, including $11.4 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At March 31, 2014 and December 31, 2013, the net fair value of these derivative contracts approximated $30.4 million for both periods, respectively.

(3)
The investment commitments have no specified call dates; however, the investment period for these funds is through 2018. The timing of capital calls is based on market conditions and investment opportunities.

Derivatives

Derivatives’ notional or contract amounts are not reflected as assets or liabilities on our consolidated statements of financial condition. Rather, the fair value of the derivative transactions are reported on the consolidated statements of financial condition as assets or liabilities in financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased, as applicable. For a complete discussion of our activities related to derivative products, see Note 6, "Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased," in the notes to our unaudited consolidated financial statements.

Loan Commitments

We may commit to bridge loan financing for our clients or make commitments to underwrite corporate debt. We had no loan commitments outstanding at March 31, 2014.

Private Equity and Other Principal Investments

A component of our private equity and principal investments, including investments made as part of our merchant banking activities, are made through investments in various legal entities, typically partnerships or limited liability companies, established for the purpose of investing in securities of private companies or municipal debt obligations. We commit capital or act as the managing partner of these entities. Some of these entities are deemed to be variable interest entities. For a complete discussion of our activities related to these types of entities, see Note 8, "Variable Interest Entities," to our unaudited consolidated financial statements.

We have committed capital to certain entities and these commitments generally have no specified call dates. We had $42.9 million of commitments outstanding at March 31, 2014, of which $31.6 million related to a commitment to an affiliated merchant banking fund.

Risk Management

Risk is an inherent part of our business. Market risk, liquidity risk, credit risk, operational risk, and legal, regulatory and compliance risk are the principal risks we face in operating our business. The extent to which we properly identify and effectively manage each of these risks is critical to our financial condition and profitability. We have a formal risk management process to identify, assess and monitor each risk in accordance with defined policies and procedures. The risk management functions are independent of our business lines. Our management takes an active role in the risk management process, and the results are reported to senior management and the audit committee of the Board of Directors.

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

Governance and Risk Management Structure

The audit committee of the Board of Directors oversees risk management policies that have been developed by management to monitor and control our primary risk exposures. Our Chief Executive Officer and Chief Financial Officer meet with the audit committee on a quarterly basis to discuss our market, credit and liquidity risks and other risk-related topics.

We use internal committees to assist in governing risk and ensure that our business activities are properly assessed, monitored and managed. Our financial risk committee oversees risk management practices, including defining acceptable risk tolerances and approving risk management policies. Membership is comprised of our Chairman and Chief Executive Officer, Chief Financial Officer, General Counsel, Treasurer, Head of Market and Credit Risk, Head of Public Finance, Head of Fixed Income Services and Head of Equities. We also have committees which manage risks related to our asset management funds and principal investments. Membership is comprised of various levels of senior management. Other committees that help evaluate and monitor risk include underwriting, leadership team and operating committees. These committees help manage risk by ensuring that business activities are properly managed and within a defined scope of activity. Our valuation committee, comprised of members of senior management and risk management, provide oversight and overall responsibility for the internal control processes and procedures related to fair value measurements. Additionally, our operational risk committees address and monitor risk related to information systems and security, regulatory and legal matters, and third parties such as vendors and service providers.

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

Our different types of market risk include:

Interest Rate Risk — Interest rate risk represents the potential volatility from changes in market interest rates. We are exposed to interest rate risk arising from changes in the level and volatility of interest rates, changes in the shape of the yield curve, changes in credit spreads, and the rate of prepayments on our interest-earning assets (including client margin balances, investments, inventories, and resale agreements) and our funding sources (including client cash balances, short-term financing, variable rate senior notes and repurchase agreements), which finance these assets. Interest rate risk is managed by selling short U.S. government securities, agency securities, corporate debt securities and derivative contracts. See Note 6 of our accompanying unaudited consolidated financial statements for additional information on our derivative contracts. Our interest rate hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate risk.

Equity Price Risk — Equity price risk represents the potential loss in value due to adverse changes in the level or volatility of equity prices. We are exposed to equity price risk through our trading activities in the U.S. market, including our strategic trading activities in equity securities, which we initiated in 2013. We attempt to reduce the risk of loss inherent in our market-making and in our inventory of equity securities by establishing limits on the notional level of our inventory and by managing net position levels within those limits.

Foreign Exchange Risk — Foreign exchange risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments. A modest portion of our business is conducted in currencies other than the U.S. dollar, and changes in foreign exchange rates relative to the U.S. dollar can therefore affect the value of non-U.S. dollar net assets, revenues and expenses. When necessary, we enter into transactions to hedge our exposure to foreign exchange risk through the use of derivative instruments or otherwise.

Value-at-Risk ("VaR")

We use the statistical technique known as VaR to measure, monitor and review the market risk exposures in our trading portfolios. VaR is the potential loss in value of our trading positions, excluding non-controlling interests, due to adverse market movements over a defined time horizon with a specified confidence level. We perform a daily VaR analysis on substantially all of our trading positions, including fixed income, equities, convertible bonds, asset-backed securities and all associated economic hedges. These positions encompass both customer-related and strategic trading activities, which focus on proprietary investments in municipal bonds, mortgage-backed securities and equity securities. A VaR model provides a common metric for assessing market risk across business lines and products. Changes in VaR between reporting periods are generally due to changes in levels of risk exposure, volatilities and/or correlations among asset classes and individual securities.

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

The modeling of the market risk characteristics of our trading positions involves a number of assumptions and approximations. While we believe that these assumptions and approximations are reasonable, different assumptions and approximations could produce materially different VaR estimates. When comparing our VaR numbers to those of other firms, it is important to remember that different methodologies, assumptions and approximations could produce significantly different results.

The following table quantifies the model-based VaR simulated for each component of market risk for the periods presented, which are computed using the past 250 days of historical data. When calculating VaR we use a 95 percent confidence level and a one-day time horizon. This means that, over time, there is a one in 20 chance that daily trading net revenues will fall below the expected daily trading net revenues by an amount at least as large as the reported VaR. Shortfalls on a single day can exceed reported VaR by significant amounts. Shortfalls can also accumulate over a longer time horizon, such as a number of consecutive trading days. Therefore, there can be no assurance that actual losses occurring on any given day arising from changes in market conditions will not exceed the VaR amounts shown below or that such losses will not occur more than once in a 20-day trading period.

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Interest Rate Risk	$1,044	$1,793
Equity Price Risk	302	788
Diversification Effect (1)	(309)	(765)
Total Value-at-Risk	$1,037	$1,816

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.

(Dollars in thousands)	High	Low	Average
For the Three Months Ended March 31, 2014
Interest Rate Risk	$1,344	$597	$946
Equity Price Risk	920	153	411
Diversification Effect (1)			(371)
Total Value-at-Risk	$1,342	$740	$986

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2013
Interest Rate Risk	$2,840	$578	$1,756
Equity Price Risk	2,434	64	1,056
Diversification Effect (1)			(944)
Total Value-at-Risk	$2,792	$865	$1,868

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses did not exceed our one-day VaR on any occasion during the first quarter of 2014.

The aggregate VaR as of March 31, 2014 was lower than the reported VaR on December 31, 2013. The decrease in VaR is due to lower volatility during the measurement period and increased hedging of our fixed income inventories.

In addition to VaR, we also employ additional measures to monitor and manage market risk exposure including net market position, duration exposure, option sensitivities, and inventory turnover. All metrics are aggregated by asset concentration and are used for monitoring limits and exception approvals. In times of market volatility, we also perform ad hoc stress tests and scenario analysis as market conditions dictate. Unlike our VaR, which measures potential losses within a given confidence level, stress scenarios do not have an associated implied probability. Rather, stress testing is used to estimate the potential loss from market moves outside our VaR confidence levels.

Liquidity Risk

We are exposed to liquidity risk in our day-to-day funding activities, by holding potentially illiquid inventory positions and in our role as a remarketing agent for variable rate demand notes.

See the section entitled "Liquidity, Funding and Capital Resources" in Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," in this Form 10-Q for information regarding our liquidity and how we manage liquidity risk.

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

We currently act as the remarketing agent for approximately $3.8 billion of variable rate demand notes, the majority of which have a financial institution providing a liquidity guarantee. At certain times, demand from buyers of variable rate demand notes is less than the supply generated by sellers of these instruments. In times of supply and demand imbalance, we may (but are not obligated to) facilitate liquidity by purchasing variable rate demand notes from sellers for our own account. Our liquidity risk related to variable rate demand notes is ultimately mitigated by our ability to tender these securities back to the financial institution providing the liquidity guarantee.

Credit Risk

Credit risk refers to the potential for loss due to the default or deterioration in credit quality of a counterparty, customer, borrower or issuer of securities we hold in our trading inventory. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction and the parties involved.

Credit spread risk arises from the possibility that changes in credit spreads will affect the value of financial instruments. Credit spreads represent the credit risk premiums required by market participants for a given credit quality (e.g. the additional yield that a debt instrument issued by a AA-rated entity must produce over a risk-free alternative). Changes in credit spreads result from potential changes in an issuer’s credit rating or the market’s perception of the issuer’s credit worthiness. We are exposed to credit spread risk with the debt instruments held in our trading inventory, including those held for strategic trading activites. We enter into transactions to hedge our exposure to credit spread risk through the use of derivatives and certain other financial instruments. These hedging strategies may not work in all market environments and as a result may not be effective in mitigating credit spread risk.

We are exposed to credit risk in our role as a trading counterparty to dealers and customers, as a holder of securities and as a member of exchanges and clearing organizations. The risk of default depends on the creditworthiness of the counterparty and/or issuer of the security. We mitigate this risk by establishing and monitoring individual and aggregate position limits for each counterparty relative to potential levels of activity, holding and marking to market collateral on certain transactions and conducting business through clearing organizations, which guarantee performance. Our risk management functions also evaluate the potential risk associated with institutional counterparties with whom we hold repurchase and resale agreement facilities, stock borrow or loan facilities, derivatives, TBAs and other documented institutional counterparty agreements that may give rise to credit exposure.

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

Merchant banking debt investments that have been funded are recorded in investments at amortized cost on the consolidated statements of financial condition. At March 31, 2014, we had one funded merchant banking debt investment totaling $11.6 million. Merchant banking investments are monitored regularly by a risk committee.

We are subject to concentration risk if we hold large individual securities positions, execute large transactions with individual counterparties or groups of related counterparties, extend large loans to individual borrowers or make substantial underwriting commitments. Concentration risk can occur by industry, geographic area or type of client. Securities purchased under agreements to resell consist primarily of securities issued by the U.S. government or its agencies. The counterparties to these agreements typically are primary dealers of U.S. government securities and major financial institutions. Inventory and investment positions taken and commitments made, including underwritings, may result in exposure to individual issuers and businesses. Potential concentration risk is carefully monitored through review of counterparties and borrowers and is managed through the use of policies and limits established by senior management.

We have concentrated counterparty credit exposure with six non-publicly rated entities totaling $23.0 million at March 31, 2014. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represents 49.5 percent, or $11.4 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

Operational Risk

Operational risk is the risk of loss, or damage to our reputation, resulting from inadequate or failed processes, people and systems or from external events. We rely on the ability of our employees and our systems, both internal and at computer centers operated by third parties, to process a large number of transactions. Our systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control. In the event of a breakdown or improper operation of our systems or improper action by our employees or third-party vendors, we could suffer financial loss, a disruption of our businesses, regulatory sanctions and damage to our reputation. We also face the risk of operational failure or termination of any of the exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to effect transactions and manage our exposure to risk.

Our operations rely on secure processing, storage and transmission of confidential and other information in our internal and outsourced computer systems and networks. Our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have an information security impact. The occurrence of one or more of these events could jeopardize our or our clients' or counterparties' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients', our counterparties' or third parties' operations. We take protective measures and endeavor to modify them as circumstances warrant.

In order to mitigate and control operational risk, we have developed and continue to enhance policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization. We also have business continuity plans in place that we believe will cover critical processes on a company-wide basis, and redundancies are built into our systems as we have deemed appropriate. These control mechanisms attempt to ensure that operations policies and procedures are being followed and that our various businesses are operating within established corporate policies and limits.

Legal, Regulatory and Compliance Risk

Legal, regulatory and compliance risk includes the risk of non-compliance with applicable legal and regulatory requirements and loss to our reputation we may suffer as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. We are generally subject to extensive regulation in the various jurisdictions in which we conduct our business. We have established procedures that are designed to ensure compliance with applicable statutory and regulatory requirements, such as regulatory net capital requirements, sales and trading practices, potential conflicts of interest, use and safekeeping of customer funds and securities, anti-money laundering, privacy and recordkeeping. We have also established procedures that are designed to require that our policies relating to ethics and business conduct are followed. The legal and regulatory focus on the financial services industry presents a continuing business challenge for us.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information under the caption "Risk Management" in Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations,' in this Form 10-Q is incorporated herein by reference.

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

During the first quarter of our fiscal year ending December 31, 2014, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The discussion of our business and operations should be read together with the legal proceedings contained in Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 1A.    RISK FACTORS.

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2014.

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares Yet to be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(January 1, 2014 to January 31, 2014)	—	$—	—	$39	million
Month #2
(February 1, 2014 to February 28, 2014)	171,755	$40.12	—	$39	million
Month #3
(March 1, 2014 to March 31, 2014)	10,860	$41.90	—	$39	million
Total	182,615	$40.23	—	$39	million

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

ITEM 6.    EXHIBITS.

Exhibit		Method
Number	Description	of Filing

10.1	Form of director indemnification agreement. †	(1)
10.2	Consulting agreement, dated March 9, 2014, by and between Advisory Research, Inc. and Brien M. O'Brien. †	(2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Filed herewith
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (v) the notes to the Consolidated Financial Statements.
Filed herewith
_______________________

†	Denotes management contract or compensatory plan required to be filed as an exhibit to this report.

(1)	Filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on March 17, 2014 and incorporated by reference herein.

(2)	Filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on March 19, 2014 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 1, 2014.

PIPER JAFFRAY COMPANIES

By	/s/ Andrew S. Duff
Its	Chairman and Chief Executive Officer

By	/s/ Debbra L. Schoneman
Its	Chief Financial Officer