Form 10-Q
period 2014-06-30
PIPER JAFFRAY COMPANIES
filed 2014-07-30
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
Yes  ☐ No  ☑

As of July 18, 2014, the registrant had 16,257,151 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Piper Jaffray Companies
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2014	2013
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$55,221	$123,683
Cash and cash equivalents segregated for regulatory purposes	44,020	43,012
Receivables:
Customers	64,836	11,633
Brokers, dealers and clearing organizations	158,490	127,113
Securities purchased under agreements to resell	156,323	167,875

Financial instruments and other inventory positions owned	569,696	406,513
Financial instruments and other inventory positions owned and pledged as collateral	899,375	957,515
Total financial instruments and other inventory positions owned	1,469,071	1,364,028

Fixed assets (net of accumulated depreciation and amortization of $62,828 and $62,311, respectively)	15,651	16,114
Goodwill	211,878	210,634
Intangible assets (net of accumulated amortization of $36,505 and $31,869, respectively)	35,294	39,930
Investments	116,389	112,043
Other assets	98,352	102,092
Total assets	$2,425,525	$2,318,157

Liabilities and Shareholders’ Equity
Short-term financing	$362,401	$514,711
Variable rate senior notes	125,000	125,000
Payables:
Customers	45,499	33,109
Brokers, dealers and clearing organizations	240,538	27,722
Securities sold under agreements to repurchase	11,815	4,397
Financial instruments and other inventory positions sold, but not yet purchased	518,286	512,833
Accrued compensation	134,915	159,928
Other liabilities and accrued expenses	57,314	58,385
Total liabilities	1,495,768	1,436,085

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at June 30, 2014 and December 31, 2013;
Shares issued: 19,523,371 at June 30, 2014 and 19,537,127 at December 31, 2013;
Shares outstanding: 14,994,764 at June 30, 2014 and 14,383,418 at December 31, 2013	195	195
Additional paid-in capital	738,106	740,321
Retained earnings	199,854	163,893
Less common stock held in treasury, at cost: 4,528,607 shares at June 30, 2014 and 5,153,709 shares at December 31, 2013	(151,459)	(170,629)
Accumulated other comprehensive income	1,152	896
Total common shareholders’ equity	787,848	734,676

Noncontrolling interests	141,909	147,396
Total shareholders’ equity	929,757	882,072

Total liabilities and shareholders’ equity	$2,425,525	$2,318,157
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2014	2013	2014	2013
Revenues:
Investment banking	$103,813	$53,255	$192,287	$94,076
Institutional brokerage	34,528	24,611	78,562	64,758
Asset management	22,266	18,427	43,225	36,883
Interest	12,448	12,286	26,107	23,109
Investment income/(loss)	2,921	(2,059)	9,689	3,006

Total revenues	175,976	106,520	349,870	221,832

Interest expense	5,945	6,748	11,706	12,527

Net revenues	170,031	99,772	338,164	209,305

Non-interest expenses:
Compensation and benefits	103,076	65,000	203,565	131,105
Occupancy and equipment	7,061	6,543	13,839	12,360
Communications	5,432	5,030	11,387	10,262
Floor brokerage and clearance	1,788	2,247	3,622	4,397
Marketing and business development	6,709	5,957	12,960	10,937
Outside services	9,914	8,449	18,682	15,663
Intangible asset amortization expense	2,318	1,661	4,636	3,322
Other operating expenses	3,316	1,552	6,343	(242)

Total non-interest expenses	139,614	96,439	275,034	187,804

Income from continuing operations before income tax expense	30,417	3,333	63,130	21,501

Income tax expense	10,049	1,644	19,876	7,244

Income from continuing operations	20,368	1,689	43,254	14,257

Discontinued operations:
Loss from discontinued operations, net of tax	—	(1,871)	—	(2,392)

Net income/(loss)	20,368	(182)	43,254	11,865

Net income/(loss) applicable to noncontrolling interests	2,155	(2,670)	7,293	(769)

Net income applicable to Piper Jaffray Companies	$18,213	$2,488	$35,961	$12,634

Net income applicable to Piper Jaffray Companies’ common shareholders	$16,717	$2,266	$32,806	$11,333

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Operations – Continued
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2014	2013	2014	2013
Amounts applicable to Piper Jaffray Companies
Net income from continuing operations	$18,213	$4,359	$35,961	$15,026
Net loss from discontinued operations	—	(1,871)	—	(2,392)
Net income applicable to Piper Jaffray Companies	$18,213	$2,488	$35,961	$12,634

Earnings/(loss) per basic common share
Income from continuing operations	$1.12	$0.25	$2.22	$0.86
Loss from discontinued operations	—	(0.11)	—	(0.14)
Earnings per basic common share	$1.12	$0.15	$2.22	$0.73

Earnings/(loss) per diluted common share
Income from continuing operations	$1.11	$0.25	$2.21	$0.86
Loss from discontinued operations	—	(0.11)	—	(0.14)
Earnings per basic common share	$1.11	$0.15	$2.21	$0.73

Weighted average number of common shares outstanding
Basic	14,958	15,621	14,786	15,602
Diluted	15,013	15,626	14,836	15,619
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2014	2013	2014	2013
Net income/(loss)	$20,368	$(182)	$43,254	$11,865

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	205	27	256	(121)

Comprehensive income/(loss)	20,573	(155)	43,510	11,744

Comprehensive income/(loss) applicable to noncontrolling interests	2,155	(2,670)	7,293	(769)

Comprehensive income applicable to Piper Jaffray Companies	$18,418	$2,515	$36,217	$12,513
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2014	2013
Operating Activities:
Net income	$43,254	$11,865
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	2,748	2,852
Deferred income taxes	3,698	11,571
Loss on sale of FAMCO	—	1,876
Share-based and deferred compensation	13,889	4,890
Amortization of intangible assets	4,636	3,322
Amortization of forgivable loans	2,614	3,226
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	(1,008)	3,990
Receivables:
Customers	(53,203)	(6,560)
Brokers, dealers and clearing organizations	(31,377)	25,680
Securities purchased under agreements to resell	11,552	(2,639)
Net financial instruments and other inventory positions owned	(99,590)	(145,019)
Investments	(4,346)	(19,936)
Other assets	(3,605)	(6,749)
Increase/(decrease) in operating liabilities:
Payables:
Customers	12,390	(9,321)
Brokers, dealers and clearing organizations	212,816	69,324
Securities sold under agreements to repurchase	7,418	—
Accrued compensation	(14,722)	(53,781)
Other liabilities and accrued expenses	(1,085)	(17,876)
Decrease in assets held for sale	—	605
Decrease in liabilities held for sale	—	(465)

Net cash provided by/(used in) operating activities	106,079	(123,145)

Investing Activities:
Sale of FAMCO	—	250
Purchases of fixed assets, net	(2,250)	(1,092)

Net cash used in investing activities	(2,250)	(842)

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Cash Flows – Continued
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2014	2013

Financing Activities:
Increase/(decrease) in short-term financing	$(152,310)	$65,794
Issuance of variable rate senior notes	50,000	—
Repayment of variable rate senior notes	(50,000)	—
Decrease in securities sold under agreements to repurchase	—	(19,239)
Increase/(decrease) in noncontrolling interests	(12,780)	81,868
Repurchase of common stock	(8,806)	(40,496)
Excess tax benefit from share-based compensation	262	46
Proceeds from stock option exercises	1,322	—

Net cash provided by/(used in) financing activities	(172,312)	87,973

Currency adjustment:
Effect of exchange rate changes on cash	21	(83)

Net decrease in cash and cash equivalents	(68,462)	(36,097)

Cash and cash equivalents at beginning of period	123,683	105,371

Cash and cash equivalents at end of period	$55,221	$69,274

Supplemental disclosure of cash flow information –
Cash paid during the period for:
Interest	$11,749	$11,113
Income taxes	$22,573	$671

Non-cash financing activities –
Issuance of common stock for retirement plan obligations:
103,598 shares and 96,049 shares for the six months ended June 30, 2014 and 2013, respectively	$4,156	$3,939

Issuance of restricted common stock for annual equity award:
402,074 shares and 431,582 shares for the six months ended June 30, 2014 and 2013, respectively	$16,131	$17,699

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Reclassifications

In 2013, the Company reclassified interest revenue and expense associated with its derivative contracts to investment banking or institutional brokerage revenues within the consolidated statements of operations to more accurately reflect the nature and intent of the derivative instrument. The Company reclassified $2.1 million and $4.6 million of interest revenue and $2.6 million and $5.4 million of interest expense for the three months and six months ended June 30, 2013, respectively. This change had no effect on net revenues, net income, shareholders’ equity or cash flows for the periods presented.

Note 2 Summary of Significant Accounting Policies

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for a full description of the Company's significant accounting policies.

Note 3 Recent Accounting Pronouncements

Adoption of New Accounting Standards

Investment Companies

In June 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-08, "Financial Services - Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements," ("ASU 2013-08") amending FASB Accounting Standards Codification Topic 946, "Financial Services - Investment Companies" ("ASC 946"). The amended guidance changes the approach to the investment company assessment in ASC 946, clarifies the characteristics of an investment company and requires new disclosures for investment company financial statements. ASU 2013-08 was effective for the Company as of January 1, 2014. The adoption of ASU 2013-08 did not impact the Company's results of operations, financial position or disclosures.

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

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09") which supersedes current revenue recognition guidance, including most industry-specific guidance. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue that is recognized. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company is evaluating the impact of the new guidance on its consolidated financial statements.

Repurchase Agreements

In June 2014, the FASB issued ASU No. 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures," ("ASU 2014-11") amending FASB Accounting Standards Codification Topic 860, "Transfers and Servicing." The amended guidance changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The guidance also requires new disclosures for certain transfers accounted for as sales and collateral supporting transactions that are accounted for as secured borrowings. ASU 2014-11 is effective for annual and interim periods beginning after December 15, 2014, except for the disclosures related to secured borrowings, which are effective for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The adoption of ASU 2014-11 is not

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

expected to have a material impact on the Company's results of operations or financial position, but may impact the Company's disclosures.

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

On July 16, 2013, the Company completed the purchase of Edgeview Partners, L.P. ("Edgeview"), a middle-market advisory firm specializing in mergers and acquisitions. The purchase was completed pursuant to the Unit Purchase Agreement dated June 17, 2013. The acquisition of Edgeview further strengthened the Company's mergers and acquisitions position in the middle market and added resources dedicated to the private equity community.

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

These acquisitions were accounted for pursuant to FASB Accounting Standards Codification Topic 805, "Business Combinations." Accordingly, the purchase price of each acquisition was allocated to the acquired assets and liabilities assumed based on their estimated fair values as of the respective acquisition dates. The excess of the purchase price over the net assets acquired was allocated between goodwill and intangible assets within the Capital Markets segment. The Company recorded $15.0 million of goodwill on the consolidated statements of financial condition, of which $9.1 million is expected to be deductible for income tax purposes. In management's opinion, the goodwill represents the reputation and expertise of Seattle-Northwest and Edgeview in their respective business lines.

Identifiable intangible assets purchased by the Company consisted of customer relationships and non-competition agreements with acquisition-date fair values estimated to be $6.0 million and $0.7 million, respectively.

In the second quarter of 2014, the Company recorded a $1.2 million measurement period adjustment to increase goodwill and acquisition-related deferred tax liabilities. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the respective dates of acquisition:

(Dollars in thousands)
Assets
Cash and cash equivalents	$8,014
Financial instruments and other inventory positions owned	24,074
Fixed assets	1,247
Goodwill	15,034
Intangible assets	6,665
Other assets	7,678
Total assets acquired	62,712

Liabilities
Payables	1,126
Financial instruments and other inventory positions sold, but not yet purchased	22,588
Accrued compensation	1,469
Other liabilities and accrued expenses	4,789
Total liabilities assumed	29,972

Net assets acquired	$32,740

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2013
Net revenues	$107,415	$220,955
Net income from continuing operations applicable to Piper Jaffray Companies	$4,260	$13,356

Note 5 Discontinued Operations

The Company's Hong Kong capital markets business ceased operations in 2012. In the second quarter of 2013, the Company completed the sale of FAMCO, an asset management subsidiary, for consideration of $4.0 million which consisted of $0.3 million in cash and a $3.7 million note receivable from the buyer. In accordance with the provisions of ASC 205-20, the results from these businesses have been classified as discontinued operations for all periods presented. The Company recorded a $1.9 million net loss and a $2.4 million net loss from discontinued operations for the three months and six months ended June 30, 2013, respectively.

As part of the FAMCO sale, the Company indemnified the buyer against certain costs and obligations. As of June 30, 2014, a $0.4 million remaining indemnification obligation was included within other liabilities and accrued expenses on the consolidated statements of financial condition. The potential amount of future payments that the Company could be required to make pursuant to the terms of the definitive sale agreement is not limited, however it is not expected to be material.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 6 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased were as follows:

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$55,975	$54,097
Convertible securities	94,496	80,784
Fixed income securities	27,344	10,102
Municipal securities:
Taxable securities	237,126	232,379
Tax-exempt securities	467,537	460,865
Short-term securities	152,209	62,620
Asset-backed securities	133,719	119,811
U.S. government agency securities	245,365	304,737
U.S. government securities	8,185	—
Derivative contracts	47,115	38,633
Total financial instruments and other inventory positions owned	1,469,071	1,364,028

Less noncontrolling interests (1)	(251,519)	(291,513)
	$1,217,552	$1,072,515

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$96,962	$69,205
Fixed income securities	9,974	24,021
U.S. government agency securities	49,009	120,084
U.S. government securities	345,756	291,320
Derivative contracts	16,585	8,203
Total financial instruments and other inventory positions sold, but not yet purchased	518,286	512,833

Less noncontrolling interests (2)	(87,087)	(68,356)
	$431,199	$444,477

(1)
Noncontrolling interests attributable to third party ownership in a consolidated municipal bond fund consist of $109.7 million and $101.8 million of taxable municipal securities, $137.1 million and $183.9 million of tax-exempt municipal securities, and $4.8 million and $5.8 million of derivative contracts as of June 30, 2014 and December 31, 2013, respectively.

(2)
Noncontrolling interests attributable to third party ownership in a consolidated municipal bond fund consist of $85.5 million and $67.4 million of U.S. government securities, and $1.6 million and $1.0 million of derivative contracts as of June 30, 2014 and December 31, 2013, respectively.

At June 30, 2014 and December 31, 2013, financial instruments and other inventory positions owned in the amount of $899.4 million and $957.5 million, respectively, had been pledged as collateral for short-term financings and repurchase agreements.

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

The following table presents the total absolute notional contract amount associated with the Company’s outstanding derivative instruments:

(Dollars in thousands)		June 30,	December 31,
Transaction Type or Hedged Security	Derivative Category	2014	2013
Customer matched-book	Interest rate derivative contract	$5,103,320	$5,310,929
Trading securities	Interest rate derivative contract	225,500	198,500
Trading securities	Credit default swap index contract	457,904	299,333
Trading securities	Equity option derivative contract	15,969	17,090
		$5,802,693	$5,825,852

The Company’s derivative contracts do not qualify for hedge accounting, therefore, unrealized gains and losses are recorded on the consolidated statements of operations. The following table presents the Company’s unrealized gains/(losses) on derivative instruments:

		Three Months Ended		Six Months Ended
(Dollars in thousands)		June 30,		June 30,
Derivative Category	Operations Category	2014	2013	2014	2013
Interest rate derivative contract	Investment banking	$(844)	$(111)	$(1,369)	$(649)
Interest rate derivative contract	Institutional brokerage	(4,798)	15,527	(4,266)	21,462
Credit default swap index contract	Institutional brokerage	(1,668)	3,143	(2,922)	1,268
Equity option derivative contract	Institutional brokerage	(698)	—	419	—
		$(8,008)	$18,559	$(8,138)	$22,081

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The gross fair market value of all derivative instruments and their location on the Company’s consolidated statements of financial condition prior to counterparty netting are shown below by asset or liability position:

(Dollars in thousands)		Asset Value at		Liability Value at
		June 30,		June 30,
Derivative Category	Financial Condition Location	2014	Financial Condition Location	2014
Interest rate derivative contract	Financial instruments and other inventory positions owned	$407,298	Financial instruments and other inventory positions sold, but not yet purchased	$393,755
Credit default swap index contract	Financial instruments and other inventory positions owned	7,645	Financial instruments and other inventory positions sold, but not yet purchased	11,790
Equity option derivative contract	Financial instruments and other inventory positions owned	94	Financial instruments and other inventory positions sold, but not yet purchased	1,379
		$415,037		$406,924

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

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company’s financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company’s  derivative contracts are substantially collateralized by its counterparties, who  are major  financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of June 30, 2014, the Company had $25.5 million of uncollateralized credit exposure with these counterparties (notional contract amount of $199.5 million), including $12.9 million of uncollateralized credit exposure with one counterparty.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

U.S. government agency securities – U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities and are categorized as Level II. Mortgage bonds include bonds secured by mortgages, mortgage pass-through securities, agency collateralized mortgage-obligation (“CMO”) securities and agency interest-only securities. Mortgage pass-through securities, CMO securities and interest-only securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore are generally categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields ranging from 18-511 basis points (“bps”) on spreads over U.S. treasury securities, or models based upon prepayment expectations ranging from 47-328 Public Securities Association (“PSA”) prepayment levels. These securities are categorized as Level II.

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

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking and other investments at inception to reflect economic events in earnings on a timely basis. Merchant banking and other equity investments of $16.8 million and $16.1 million, included within investments on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets at June 30, 2014 and December 31, 2013, respectively. The realized and unrealized gains from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were $1.0 million and $5.5 million for the six months ended June 30, 2014 and 2013, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level III financial instruments as of June 30, 2014:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	Discounted cash flow	Debt service coverage ratio (2)	5 - 69%	22.2%
Short-term securities	Discounted cash flow	Expected recovery rate (% of par) (2)	77 - 80%	79.6%
Asset-backed securities:
Collateralized by residential mortgages	Discounted cash flow	Credit default rates (3)	0 - 10%	3.6%
		Prepayment rates (4)	1 - 15%	4.3%
		Loss severity (3)	50 - 100%	58.3%
		Valuation yields (3)	3 - 8%	4.8%
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	27 - 41 bps	39.2 bps
Investments at fair value:
Warrants in public and private companies	Black-Scholes option pricing model	Liquidity discount rates (1)	30 - 40%	34.3%
Warrants in private companies	Black-Scholes option pricing model	Stock volatility factors of comparable companies (2)	22 - 85%	40.6%
Equity securities in private companies	Market approach	Revenue multiple (2)	2 - 7 times	3.7 times
		EBITDA multiple (2)	9 - 12 times	9.3 times

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	0 - 34 bps	14.2 bps
Sensitivity of the fair value to changes in unobservable inputs:

(1)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly lower/(higher) fair value measurement.

(2)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly higher/(lower) fair value measurement.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company’s financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of June 30, 2014:

				Counterparty
				and Cash
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$36,713	$19,262	$—	$—	$55,975
Convertible securities	—	94,496	—	—	94,496
Fixed income securities	—	27,344	—	—	27,344
Municipal securities:
Taxable securities	—	237,126	—	—	237,126
Tax-exempt securities	—	466,231	1,306	—	467,537
Short-term securities	—	151,477	732	—	152,209
Asset-backed securities	—	4,593	129,126	—	133,719
U.S. government agency securities	—	245,365	—	—	245,365
U.S. government securities	8,185	—	—	—	8,185
Derivative contracts	94	414,316	627	(367,922)	47,115
Total financial instruments and other inventory positions owned:	44,992	1,660,210	131,791	(367,922)	1,469,071

Cash equivalents	1,318	—	—	—	1,318

Investments at fair value	29,919	—	58,567	—	88,486
Total assets	$76,229	$1,660,210	$190,358	$(367,922)	$1,558,875

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$96,733	$229	$—	$—	$96,962
Fixed income securities	—	9,974	—	—	9,974
U.S. government agency securities	—	49,009	—	—	49,009
U.S. government securities	345,756	—	—	—	345,756
Derivative contracts	1,379	394,699	10,846	(390,339)	16,585
Total financial instruments and other inventory positions sold, but not yet purchased:	$443,868	$453,911	$10,846	$(390,339)	$518,286

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

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

The Company’s Level III assets were $190.4 million and $171.9 million, or 12.2 percent and 11.2 percent of financial instruments measured at fair value at June 30, 2014 and December 31, 2013, respectively. The value of transfers between levels are recognized at the beginning of the reporting period. There were no significant transfers between Level I, Level II or Level III for the six months ended June 30, 2014.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

	Balance at					Realized	Unrealized	Balance at
	March 31,			Transfers	Transfers	gains/	gains/	June 30,
(Dollars in thousands)	2014	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2014
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Fixed income securities	$100	$—	$(100)	$—	$—	$—	$—	$—
Municipal securities:
Tax-exempt securities	1,433	—	—	—	—	—	(127)	1,306
Short-term securities	656	—	(25)	—	—	6	95	732
Asset-backed securities	107,399	119,064	(101,878)	—	—	4,678	(137)	129,126
Derivative contracts	64	—	—	—	—	—	563	627
Total financial instruments and other inventory positions owned:	109,652	119,064	(102,003)	—	—	4,684	394	131,791

Investments at fair value	60,954	—	(2,358)	—	—	2,358	(2,387)	58,567
Total assets	$170,606	$119,064	$(104,361)	$—	$—	$7,042	$(1,993)	$190,358

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$5,479	$(8,343)	$—	$—	$—	$8,343	$5,367	$10,846
Total financial instruments and other inventory positions sold, but not yet purchased:	$5,479	$(8,343)	$—	$—	$—	$8,343	$5,367	$10,846

(1)
Realized and unrealized gains/(losses) related to financial instruments, with the exception of customer matched-book derivatives, are reported in institutional brokerage on the consolidated statements of operations. Realized and unrealized gains/(losses) related to customer matched-book derivatives are reported in investment banking. Realized and unrealized gains/(losses) related to investments are reported in investment banking revenues or investment income/(loss) on the consolidated statements of operations.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Balance at					Realized	Unrealized	Balance at
	March 31,			Transfers	Transfers	gains/	gains/	June 30,
(Dollars in thousands)	2013	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2013
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$—	$2,559	$(2,308)	$870	$—	$9	$178	$1,308
Fixed income securities	—	100	—	—	—	—	—	100
Municipal securities:
Tax-exempt securities	1,431	—	—	—	—	—	2	1,433
Short-term securities	656	—	—	—	—	—	—	656
Asset-backed securities	107,654	162,754	(123,422)	—	—	5,573	(1,163)	151,396
Derivative contracts	2,372	710	(896)	—	—	186	15,507	17,879
Total financial instruments and other inventory positions owned:	112,113	166,123	(126,626)	870	—	5,768	14,524	172,772

Investments at fair value	41,653	10,000	—	—	—	—	1,914	53,567
Total assets	$153,766	$176,123	$(126,626)	$870	$—	$5,768	$16,438	$226,339

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$399	$—	$745	$—	$—	$(745)	$(145)	$254
Total financial instruments and other inventory positions sold, but not yet purchased:	$399	$—	$745	$—	$—	$(745)	$(145)	$254

(1)
Realized and unrealized gains/(losses) related to financial instruments, with the exception of customer matched-book derivatives, are reported in institutional brokerage on the consolidated statements of operations. Realized and unrealized gains/(losses) related to customer matched-book derivatives are reported in investment banking. Realized and unrealized gains/(losses) related to investments are reported in investment banking revenues or investment income/(loss) on the consolidated statements of operations.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

	Balance at					Realized	Unrealized	Balance at
	December 31,			Transfers	Transfers	gains/	gains/	June 30,
(Dollars in thousands)	2013	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2014
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Fixed income securities	$100	$—	$(100)	$—	$—	$—	$—	$—
Municipal securities:
Tax-exempt securities	1,433	—	—	—	—	—	(127)	1,306
Short-term securities	656	—	(25)	—	—	6	95	732
Asset-backed securities	119,799	151,790	(150,621)	—	—	9,184	(1,026)	129,126
Derivative contracts	691	2,614	—	—	—	(2,614)	(64)	627
Total financial instruments and other inventory positions owned:	122,679	154,404	(150,746)	—	—	6,576	(1,122)	131,791

Investments at fair value	49,240	10,000	(2,358)	—	—	2,358	(673)	58,567
Total assets	$171,919	$164,404	$(153,104)	$—	$—	$8,934	$(1,795)	$190,358

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$6,643	$(16,751)	$—	$—	$—	$16,751	$4,203	$10,846
Total financial instruments and other inventory positions sold, but not yet purchased:	$6,643	$(16,751)	$—	$—	$—	$16,751	$4,203	$10,846

(1)
Realized and unrealized gains/(losses) related to financial instruments, with the exception of customer matched-book derivatives, are reported in institutional brokerage on the consolidated statements of operations. Realized and unrealized gains/(losses) related to customer matched-book derivatives are reported in investment banking. Realized and unrealized gains/(losses) related to investments are reported in investment banking revenues or investment income/(loss) on the consolidated statements of operations.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Balance at					Realized	Unrealized	Balance at
	December 31,			Transfers	Transfers	gains/	gains/	June 30,
(Dollars in thousands)	2012	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2013
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$—	$2,559	$(2,308)	$870	$—	$9	$178	$1,308
Fixed income securities	—	100	—	—	—	—	—	100
Municipal securities:
Tax-exempt securities	1,429	1	—	—	—	—	3	1,433
Short-term securities	656	—	—	—	—	—	—	656
Asset-backed securities	116,171	196,496	(170,569)	—	—	16,295	(6,997)	151,396
Derivative contracts	827	5	(134)	—	—	43	17,138	17,879
Total financial instruments and other inventory positions owned:	119,083	199,161	(173,011)	870	—	16,347	10,322	172,772

Investments at fair value	33,245	15,362	—	—	—	4	4,956	53,567
Total assets	$152,328	$214,523	$(173,011)	$870	$—	$16,351	$15,278	$226,339

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$5,218	$(5,650)	$405	$—	$—	$5,232	$(4,951)	$254
Total financial instruments and other inventory positions sold, but not yet purchased:	$5,218	$(5,650)	$405	$—	$—	$5,232	$(4,951)	$254

(1)
Realized and unrealized gains/(losses) related to financial instruments, with the exception of customer matched-book derivatives, are reported in institutional brokerage on the consolidated statements of operations. Realized and unrealized gains/(losses) related to customer matched-book derivatives are reported in investment banking. Realized and unrealized gains/(losses) related to investments are reported in investment banking revenues or investment income/(loss) on the consolidated statements of operations.

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

Variable Interest Entities ("VIEs") are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities. The determination as to whether an entity is a VIE is based on the amount and nature of the members’ equity investment in the entity. The Company also considers other characteristics such as the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance. For those entities that meet the deferral provisions defined by FASB ASU No. 2010-10, "Consolidation: Amendments for Certain Investment Funds," ("ASU 2010-10"), the Company considers characteristics such as the ability to influence the decision making about the entity’s activities and how the entity is financed. The Company has identified certain of the entities described above as VIEs. These VIEs had net assets approximating $0.7 billion at June 30, 2014 and $0.8 billion at December 31, 2013, respectively. The Company’s exposure to loss from these VIEs is $11.5 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at June 30, 2014. The Company had no liabilities related to these VIEs at June 30, 2014 and December 31, 2013.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The Company is required to consolidate all VIEs for which it is considered to be the primary beneficiary. The determination as to whether the Company is considered to be the primary beneficiary is based on whether the Company has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For those entities that meet the deferral provisions defined by ASU 2010-10, the determination as to whether the Company is considered to be the primary beneficiary differs in that it is based on whether the Company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The Company determined it is not the primary beneficiary of these VIEs and accordingly does not consolidate them. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of June 30, 2014.

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

Note 9 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers and clearing organizations included:

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Receivable arising from unsettled securities transactions	$34,030	$59,657
Deposits paid for securities borrowed	21,646	36,278
Receivable from clearing organizations	14,864	966
Deposits with clearing organizations	51,918	20,995
Securities failed to deliver	14,504	593
Other	21,528	8,624
	$158,490	$127,113

Amounts payable to brokers, dealers and clearing organizations included:

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Payable arising from unsettled securities transactions	$206,464	$5,643
Payable to clearing organizations	13,088	9,462
Securities failed to receive	5,491	744
Other	15,495	11,873
	$240,538	$27,722

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

In the normal course of business, the Company obtains securities purchased under agreements to resell, securities borrowed and margin agreements on terms that permit it to repledge or resell the securities to others, typically pursuant to repurchase agreements. The Company obtained securities with a fair value of approximately $183.6 million and $212.4 million at June 30, 2014 and December 31, 2013, respectively, of which $174 million and $194.9 million, respectively, had been pledged or otherwise transferred to satisfy its commitments under financial instruments and other inventory positions sold, but not yet purchased.

The following is a summary of the Company’s securities sold under agreements to repurchase ("Repurchase Liabilities"), the fair market value of collateral pledged and the interest rate charged by the Company’s counterparty, which is based on LIBOR plus an applicable margin, as of June 30, 2014:

	Repurchase	Fair Market
(Dollars in thousands)	Liabilities	Value	Interest Rate
Term up to 30 day maturities:
Asset-backed securities	$11,815	$15,686	1.66 - 1.75%

Reverse repurchase agreements, repurchase agreements and securities borrowed and loaned are reported on a net basis by counterparty when a legal right of offset exists.

There were no gross amounts offset on the consolidated statements of financial condition for reverse repurchase agreements, securities borrowed or repurchase agreements at June 30, 2014 and December 31, 2013, respectively, as a legal right of offset did not exist. The Company had no outstanding securities lending arrangements as of June 30, 2014 or December 31, 2013. See Note 6 for information related to the Company's offsetting of derivative contracts.

Note 11 Investments

The Company’s proprietary investments include investments in private companies and partnerships, registered mutual funds, warrants of public and private companies and private company debt. Investments included:

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Investments at fair value	$88,486	$69,930
Investments at cost	8,271	20,709
Investments accounted for under the equity method	19,632	21,404
Total investments	116,389	112,043

Less investments attributable to noncontrolling interests (1)	(26,263)	(21,137)
	$90,126	$90,906

(1)	Noncontrolling interests are attributable to third party ownership in a consolidated merchant banking fund and private equity investment vehicles.

Management regularly reviews the Company’s investments in private company debt for collectibility. At June 30, 2014, the Company had no private company debt investments.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

At June 30, 2014, investments carried on a cost basis had an estimated fair market value of $13.0 million. The estimated fair value of these investments was based on an assessment of each underlying security, considering rounds of financing, third-party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA")), among other factors. Because valuation estimates were based upon management’s judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Note 12 Other Assets

Other assets included:

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Net deferred income tax assets	$31,310	$36,252
Fee receivables	33,306	34,415
Accrued interest receivables	9,250	9,793
Forgivable loans, net	9,164	7,879
Prepaid expenses	5,294	5,237
Other	10,028	8,516
Total other assets	$98,352	$102,092

Note 13 Goodwill and Intangible Assets

The following table presents the changes in the carrying value of goodwill and intangible assets from continuing operations for the six months ended June 30, 2014:

	Capital	Asset
(Dollars in thousands)	Markets	Management	Total
Goodwill
Balance at December 31, 2013	$13,790	$196,844	$210,634
Goodwill acquired	—	—	—
Impairment charge	—	—	—
Adjustment	1,244	—	1,244
Balance at June 30, 2014	$15,034	$196,844	$211,878

Intangible assets
Balance at December 31, 2013	$5,316	$34,614	$39,930
Amortization of intangible assets	(1,486)	(3,150)	(4,636)
Balance at June 30, 2014	$3,830	$31,464	$35,294

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 14 Short-Term Financing

The following is a summary of short-term financing and the weighted average interest rate on borrowings:

	Outstanding Balance		Weighted Average Interest Rate
	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands)	2014	2013	2014	2013
Commercial paper (secured)	$271,471	$280,294	1.58%	1.59%
Prime broker arrangement	90,930	234,417	0.91%	0.90%
Total short-term financing	$362,401	$514,711

The Company issues secured commercial paper to fund a portion of its securities inventory. The commercial paper notes (“CP Notes”) can be issued with maturities of 27 days to 270 days from the date of issuance. The CP Notes are issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and are secured by different inventory classes. As of June 30, 2014, the weighted average maturity of CP Series A, CP Series II A and CP Series III A was 162 days, 99 days and 33 days, respectively. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin. CP Series III A includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain excess net capital of $120 million.

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

The Company’s committed short-term bank line financing at June 30, 2014 consisted of a one-year $250 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2013. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 27, 2014. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At June 30, 2014, the Company had no advances against this line of credit.

The Company’s uncommitted secured lines at June 30, 2014 totaled $185 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company’s uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. At June 30, 2014, the Company had no advances against these lines of credit.

Note 15 Variable Rate Senior Notes

On November 30, 2012, the Company entered into a note purchase agreement under which the Company issued unsecured variable rate senior notes ("Notes") in the amount of $125 million. The initial holders of the Notes are certain entities advised by PIMCO. The Notes consist of two classes, Class A Notes and Class B Notes, with principal amounts of $50 million and $75 million, respectively.

On June 2, 2014, the Company entered into an amended and restated note purchase agreement ("Amended Note Purchase Agreement") under which the Company issued $50 million of new Class A Notes upon repayment in full of the 2012 Class A Notes. The Class A Notes bear interest at a rate equal to three-month LIBOR plus 3.00 percent and mature on May 31, 2017. The Class B Notes remain outstanding, bear interest at a rate equal to three-month LIBOR plus 4.50 percent and mature on November 30, 2015. Interest on the Notes is adjustable and payable quarterly. The unpaid principal amounts are due in full on the respective maturity dates and may not be prepaid by the Company.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The Amended Note Purchase Agreement includes customary events of default, including failure to pay principal when due or failure to pay interest within five business days of when due, any representation or warranty in the Amended Note Purchase Agreement proving untrue in any material respect when made by the Company, failure to comply with the covenants in the Amended Note Purchase Agreement, failure to pay or another event of default under other material indebtedness in an amount exceeding $10 million, bankruptcy or insolvency of the Company or any of its subsidiaries or a change in control of the Company. If there is any event of default under the Amended Note Purchase Agreement, the noteholders may declare the entire principal and any accrued interest on the Notes to be due and payable and exercise other customary remedies.

The Amended Note Purchase Agreement includes covenants that, among other things, require the Company to maintain a minimum consolidated tangible net worth and regulatory net capital, limit the Company's leverage ratio and require the Company to maintain a minimum ratio of operating cash flow to fixed charges. With respect to the net capital covenant, the Company's U.S. broker dealer subsidiary is required to maintain minimum net capital of $120 million. At June 30, 2014, the Company was in compliance with all covenants.

The Notes are recorded at amortized cost. As of June 30, 2014, the carrying value of the Notes approximates fair value.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Operating Lease Commitments

The Company leases office space throughout the United States and in a limited number of foreign countries where the Company’s international operations reside. Aggregate minimum lease commitments under operating leases as of June 30, 2014 are as follows:

(Dollars in thousands)
Remainder of 2014	$5,242
2015	11,957
2016	11,871
2017	9,877
2018	9,563
Thereafter	35,441
$83,951

Note 17 Shareholders’ Equity

Share Repurchases

In the third quarter of 2012, the Company’s board of directors authorized the repurchase of up to $100.0 million in common shares through September 30, 2014. During the six months ended June 30, 2014, the Company did not repurchase any shares of the Company's outstanding common stock related to this authorization. The Company has $39.5 million remaining under this authorization. The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. The Company purchased 217,655 shares or $8.8 million of the Company’s common stock for this purpose during the six months ended June 30, 2014.

Issuance of Shares

During the six months ended June 30, 2014, the Company issued 103,598 common shares out of treasury stock in fulfillment of $4.2 million in obligations under the Piper Jaffray Companies Retirement Plan (the “Retirement Plan”) and issued 521,504 common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 19. During the six months ended June 30, 2013, the Company issued 96,049 common shares out of treasury stock in fulfillment of $3.9 million in obligations under the Retirement Plan and issued 741,972 common shares out of treasury stock as a result of employee restricted share vesting.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 18 Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders’ proportionate share of the equity in a municipal bond fund of $115.6 million, a merchant banking fund of $18.5 million and private equity investment vehicles aggregating $7.8 million as of June 30, 2014. As of December 31, 2013, noncontrolling interests included the minority equity holders’ proportionate share of the equity in a municipal bond fund of $126.3 million, a merchant banking fund of $14.1 million and private equity investment vehicles aggregating $7.0 million.

Ownership interests in entities held by parties other than the Company’s common shareholders are presented as noncontrolling interests within shareholders’ equity, separate from the Company’s own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company’s common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the six months ended June 30, 2014 and 2013, respectively.

	Common		Total
	Shareholders’	Noncontrolling	Shareholders’
(Dollars in thousands)	Equity	Interests	Equity
Balance at December 31, 2013	$734,676	$147,396	$882,072
Net income	35,961	7,293	43,254
Amortization/issuance of restricted stock	20,163	—	20,163
Issuance of treasury shares for options exercised	1,322	—	1,322
Repurchase of common stock for employee tax withholding	(8,806)	—	(8,806)
Issuance of treasury shares for 401k match	4,156	—	4,156
Shares reserved/issued for director compensation	120	—	120
Other comprehensive income	256	—	256
Fund capital withdrawals, net	—	(12,780)	(12,780)
Balance at June 30, 2014	$787,848	$141,909	$929,757

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

The following table provides a summary of the Company’s outstanding equity awards (in shares or units) as of June 30, 2014:

Incentive Plan
Restricted Stock
Annual grants	825,343
Sign-on grants	346,055
1,171,398
Inducement Plan
Restricted Stock	29,159

Total restricted stock related to compensation	1,200,557

ARI deal consideration (1)	104,496

Total restricted stock outstanding	1,305,053

Incentive Plan
Restricted Stock Units
Leadership grants	405,826

Incentive Plan
Stock options outstanding	321,490

(1)	The Company issued restricted stock as part of deal consideration in conjunction with the acquisition of ARI.

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company’s employees and directors for up to 7.0 million shares of common stock (0.9 million shares remained available for future issuance under the Incentive Plan as of June 30, 2014). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.

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

Restricted Stock Units

The Company granted annual restricted stock units to its leadership team (“Leadership Grants”) beginning in May 2012. The units will vest and convert to shares of common stock at the end of each 36-month performance period only if the Company satisfies predetermined market conditions over the performance period. Under the terms of the grants, the number of units that will vest and convert to shares will be based on the Company achieving specified market conditions during each performance period as described below. Compensation expense is amortized on a straight-line basis over the three-year requisite service period based on the fair value of the award on the grant date. The market condition must be met for the awards to vest and compensation cost will be recognized regardless if the market condition is satisfied. Employees forfeit unvested share units upon termination of employment with a corresponding reversal of compensation expense.

Up to 50 percent of the award can be earned based on the Company’s total shareholder return relative to members of a predetermined peer group and up to 50 percent of the award can be earned based on the Company’s total shareholder return. The fair value of the awards on the grant date were determined using a Monte Carlo simulation with the following assumptions:

	Risk-free	Expected Stock
Grant Year	Interest Rate	Price Volatility
2014	0.82%	41.3%
2013	0.40%	44.0%
2012	0.38%	47.6%

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

Stock-Based Compensation Activity

The Company recorded total compensation expense within continuing operations of $8.1 million and $3.8 million for the three months ended June 30, 2014 and 2013, respectively, and $13.3 million and $4.4 million for the six months ended June 30, 2014 and 2013, respectively, related to employee restricted stock and restricted stock unit awards. Total compensation cost includes year-end compensation for Annual Grants and the amortization of Sign-on Grants, less forfeitures of $0.4 million and $0.7 million for the three months and six months ended June 30, 2013, respectively. Forfeitures were immaterial for the six months ended June 30, 2014. The tax benefit related to stock-based compensation costs totaled $3.1 million and $1.5 million for the three months ended June 30, 2014 and 2013, respectively, and $5.2 million and $1.7 million for the six months ended June 30, 2014 and 2013, respectively.

The following table summarizes the changes in the Company’s unvested restricted stock (including the unvested restricted stock issued as part of the deal consideration for ARI) under the Incentive Plan and Inducement Plan for the six months ended June 30, 2014:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2013	1,582,062	$35.25
Granted	404,474	40.13
Vested	(675,940)	35.99
Canceled	(5,543)	33.72
June 30, 2014	1,305,053	$36.39

The following summarizes the changes in the Company’s unvested restricted stock units under the Incentive Plan for the six months ended June 30, 2014:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2013	290,536	$15.83
Granted	115,290	23.42
Vested	—	—
Canceled	—	—
June 30, 2014	405,826	$17.99

As of June 30, 2014, there was $12.7 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.67 years.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the Company’s outstanding stock options for the six months ended June 30, 2014:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2013	469,289	$44.83	2.0	$288,318
Granted	—	—
Exercised	(34,247)	35.75
Canceled	(55)	39.62
Expired	(113,497)	47.72
June 30, 2014	321,490	$44.78	2.2	$3,125,267

Options exercisable at June 30, 2014	321,490	$44.78	2.2	$3,125,267

As of June 30, 2014, there was no unrecognized compensation cost related to stock options expected to be recognized over future years.

The intrinsic value and resulting tax benefit realized from option exercises were immaterial for the six months ended June 30, 2014 and 2013, respectively.

Deferred Compensation Plans

In 2013, the Company adopted a nonqualified deferred compensation plan, an unfunded plan which allows certain highly compensated employees, at their election, to defer a percentage of their base salary, commissions and/or cash bonuses. The deferrals vest immediately and are non-forfeitable. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. Investments in the grantor trust, consisting of mutual funds, totaled $6.1 million as of June 30, 2014, and are included in investments on the consolidated statements of financial condition. The compensation deferred by the employees is expensed in the period earned. The deferred compensation liability was $6.1 million as of June 30, 2014. Changes in the fair value of the investments made by the Company are reported in investment income/(loss) and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expenses on the consolidated statements of operations.

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
The computation of earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2014	2013	2014	2013
Net income from continuing operations applicable to Piper Jaffray Companies	$18,213	$4,359	$35,961	$15,026
Net loss from discontinued operations	—	(1,871)	—	(2,392)
Net income applicable to Piper Jaffray Companies	18,213	2,488	35,961	12,634
Earnings allocated to participating securities (1)	(1,496)	(222)	(3,155)	(1,301)
Net income applicable to Piper Jaffray Companies’ common shareholders (2)	$16,717	$2,266	$32,806	$11,333

Shares for basic and diluted calculations:
Average shares used in basic computation	14,958	15,621	14,786	15,602
Stock options	55	5	50	17
Average shares used in diluted computation	15,013	15,626	14,836	15,619

Earnings/(loss) per basic common share:
Income from continuing operations	$1.12	$0.25	$2.22	$0.86
Loss from discontinued operations	—	(0.11)	—	(0.14)
Earnings per basic common share	$1.12	$0.15	$2.22	$0.73

Earnings/(loss) per diluted common share:
Income from continuing operations	$1.11	$0.25	$2.21	$0.86
Loss from discontinued operations	—	(0.11)	—	(0.14)
Earnings per diluted common share	$1.11	$0.15	$2.21	$0.73

(1)
Represents the allocation of earnings to participating securities. Losses are not allocated to participating securities. Participating securities include all of the Company’s unvested restricted shares. The weighted average participating shares outstanding were 1,343,399 and 1,531,100 for the three months ended June 30, 2014 and 2013, respectively, and 1,426,656 and 1,791,940 for the six months ended June 30, 2014 and 2013, respectively.

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

The anti-dilutive effects from stock options were immaterial for the six months ended June 30, 2014 and 2013.

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

Segment pre-tax operating income and segment pre-tax operating margin exclude the results of discontinued operations.

Reportable segment financial results from continuing operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Capital Markets
Investment banking
Financing
Equities	$44,058	$21,772	$79,359	$36,075
Debt	20,174	22,131	33,713	39,163
Advisory services	39,695	9,394	79,423	18,950
Total investment banking	103,927	53,297	192,495	94,188

Institutional sales and trading
Equities	18,366	21,384	42,626	42,119
Fixed income	21,085	8,261	46,323	32,649
Total institutional sales and trading	39,451	29,645	88,949	74,768

Management and performance fees	1,388	564	3,125	1,583

Investment income	4,998	184	15,376	6,321

Long-term financing expenses	(1,705)	(1,872)	(3,445)	(3,821)

Net revenues	148,059	81,818	296,500	173,039

Operating expenses (1)	124,691	83,937	245,621	162,395

Segment pre-tax operating income/(loss)	$23,368	$(2,119)	$50,879	$10,644

Segment pre-tax operating margin	15.8%	(2.6)%	17.2%	6.2%

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Asset Management
Management and performance fees
Management fees	$20,600	$17,558	$39,736	$34,644
Performance fees	278	305	364	656
Total management and performance fees	20,878	17,863	40,100	35,300

Investment income	1,094	91	1,564	966

Net revenues	21,972	17,954	41,664	36,266

Operating expenses (1)	14,923	12,502	29,413	25,409

Segment pre-tax operating income	$7,049	$5,452	$12,251	$10,857

Segment pre-tax operating margin	32.1%	30.4%	29.4%	29.9%

Total
Net revenues	$170,031	$99,772	$338,164	$209,305

Operating expenses (1)	139,614	96,439	275,034	187,804

Pre-tax operating income	$30,417	$3,333	$63,130	$21,501

Pre-tax operating margin	17.9%	3.3%	18.7%	10.3%

(1)	Operating expenses include intangible asset amortization expense as set forth in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Capital Markets	$743	$—	$1,486	$—
Asset Management	1,575	1,661	3,150	3,322
Total intangible asset amortization expense	$2,318	$1,661	$4,636	$3,322

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Net revenues:
United States	$167,552	$97,195	$332,876	$202,921
Europe	2,479	2,577	5,288	6,384
Consolidated	$170,031	$99,772	$338,164	$209,305

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Long-lived assets are allocated to geographic locations based upon the location of the asset. The following table presents long-lived assets by geographic region:

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Long-lived assets:
United States	$287,737	$296,516
Europe	6,396	6,414
Consolidated	$294,133	$302,930

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

At June 30, 2014, net capital calculated under the SEC rule was $160.5 million, and exceeded the minimum net capital required under the SEC rule by $159.1 million.

The Company’s committed short-term credit facility and its variable rate senior notes include covenants requiring Piper Jaffray to maintain minimum net capital of $120 million. CP Notes issued under CP Series III A include a covenant that requires Piper Jaffray to maintain excess net capital of $120 million.

Piper Jaffray Ltd., a broker dealer subsidiary registered in the United Kingdom, was subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of June 30, 2014, Piper Jaffray Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

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

On July 16, 2013, we completed the purchase of Edgeview Partners, L.P. ("Edgeview"), a middle-market advisory firm specializing in mergers and acquisitions. The acquisition further strengthened our mergers and acquisitions position in the middle market and added resources dedicated to the private equity community.

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

Results for the three and six months ended June 30, 2014

Net income applicable to Piper Jaffray Companies from continuing operations in the second quarter of 2014 was $18.2 million, or $1.11 per diluted common share, compared with $4.4 million, or $0.25 per diluted common share, for the prior-year period. Net revenues from continuing operations for the three months ended June 30, 2014 were $170.0 million, an increase of 70.4 percent from $99.8 million reported in the year-ago period, due to higher equity financing and advisory services revenues, and higher fixed income institutional brokerage revenues. For the three months ended June 30, 2014, non-compensation expenses from continuing operations increased 16.2 percent to $36.5 million, compared to $31.4 million in the second quarter of 2013. Non-compensation expenses from continuing operations increased in the second quarter of 2014 due to incremental costs associated with the acquisitions of Seattle-Northwest and Edgeview completed in the third quarter of 2013, higher third party marketing fees associated with generating new assets into our asset management business, and higher litigation-related expenses.

For the three months ended June 30, 2014, adjusted net income applicable to Piper Jaffray Companies from continuing operations was $20.5 million(1), or $1.25(1) per diluted common share, compared with $5.6 million(1), or $0.32(1) per diluted common share, for the prior-year period. Adjusted net revenues for the three months ended June 30, 2014 were $166.7 million(1), an increase of 63.4 percent from $102.0 million(1) reported in the year-ago period. For the three months ended June 30, 2014, adjusted non-compensation expenses were $33.0 million(1), up 12.6 percent from $29.3 million(1) for the three months ended June 30, 2013.

Net income applicable to Piper Jaffray Companies from continuing operations in the first half of 2014 was $36.0 million, or $2.21 per diluted common share, compared with $15.0 million, or $0.86 per diluted common share, for the prior-year period. For the twelve months ended June 30, 2014, we generated a rolling 12 month return on average common shareholders' equity of 9.2 percent, compared with 6.0 percent for the twelve months ended June 30, 2013. Net revenues from continuing operations for the six months ended June 30, 2014 were $338.2 million, up 61.6 percent from $209.3 million in the year-ago period. For the six months ended June 30, 2014, non-compensation expenses from continuing operations were $71.5 million, compared with $56.7 million for the six months ended June 30, 2013, due to incremental costs associated with the acquisitions of Seattle-Northwest and Edgeview, higher third party marketing fees associated with our asset management business, and higher legal fees. Additionally, non-compensation expenses from continuing operations were reduced in the first half of 2013 due to the receipt of insurance proceeds for the reimbursement of prior legal settlements.

For the six months ended June 30, 2014, adjusted net income applicable to Piper Jaffray Companies from continuing operations was $40.5 million(1), or $2.49(1) per diluted common share, compared with $17.4 million(1), or $1.00(1) per diluted common share, for the prior-year period. Adjusted net revenues for the six months ended June 30, 2014 were $328.2 million(1), an increase of 57.2 percent from $208.7 million(1) reported in the year-ago period. For the six months ended June 30, 2014, adjusted non-compensation expenses were $64.2 million(1), up 23.3 percent from $52.0 million(1) for the six months ended June 30, 2013.

(1)	Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Net revenues:
Net revenues – U.S. GAAP basis	$170,031	$99,772	$338,164	$209,305
Adjustments:
Revenue related to noncontrolling interests	(3,333)	2,240	(9,969)	(570)
Adjusted net revenues	$166,698	$102,012	$328,195	$208,735

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$36,538	$31,439	$71,469	$56,699
Adjustments:
Non-compensation expenses related to noncontrolling interests	(1,178)	(430)	(2,676)	(1,339)
Amortization of intangible assets related to acquisitions	(2,318)	(1,661)	(4,636)	(3,322)
Adjusted non-compensation expenses	$33,042	$29,348	$64,157	$52,038

Net income from continuing operations applicable to Piper Jaffray Companies:
Net income from continuing operations applicable to Piper Jaffray Companies - U.S. GAAP basis	$18,213	$4,359	$35,961	$15,026
Adjustments:
Compensation from acquisition-related agreements	865	196	1,653	392
Amortization of intangible assets related to acquisitions	1,416	1,015	2,915	2,030
Adjusted net income from continuing operations applicable to Piper Jaffray Companies	$20,494	$5,570	$40,529	$17,448

Earnings per diluted common share from continuing operations:
Earnings per diluted common share - U.S. GAAP basis	$1.11	$0.25	$2.21	$0.86
Adjustments:
Compensation from acquisition-related agreements	0.05	0.01	0.10	0.02
Amortization of intangible assets related to acquisitions	0.09	0.06	0.18	0.12
Adjusted earnings per diluted common share from continuing operations	$1.25	$0.32	$2.49	$1.00

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

As a participant in the financial services industry, we are subject to complex and extensive regulation of our business. In recent years and following the credit crisis of 2008, legislators and regulators increased their focus on the regulation of the financial services industry, resulting in fundamental changes to the manner in which the industry is regulated and increased regulation in a number of areas. For example, in 2013, the Securities and Exchange Commission adopted final rules pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act governing municipal advisors. Under these rules, municipal advisors must comply with federal fiduciary standards and other business conduct rules when advising state and local governments or companies regarding the issuance of municipal securities, investment of their proceeds or derivative transactions. Changes in the regulatory environment in which we operate could affect our business and the competitive environment, potentially adversely.

Outlook for the remainder of 2014

In the second half of 2014, we expect continuing improvement in U.S. economic growth, modest appreciation in the equity markets and gradually increasing U.S. interest rates. We believe that the fixed income market has factored in the Federal Reserve's intention to continue tapering bond purchases under its quantitative easing program, and interest rates generally will move in response to the rate of economic growth and inflation expectations going forward, but will be sensitive to the Federal Reserve's short-term interest rate policies and guidance. A variety of geopolitical risks percolate across the globe and an escalation of conflict could create economic uncertainties impacting the U.S. equity and debt markets.
Equity markets finished broadly higher in the first half of 2014, and volatility, as measured by the VIX, reached multi-year lows, which attracted issuers into the market. As a result, equity capital raising was robust in the first half of the year. We believe that the equity markets will continue to appreciate in 2014, but at more modest levels that may include a period of market correction. Conditions should continue to be accommodative for our equity-related businesses, however, a period of market correction may be disruptive to capital raising. The markets also continue to be very constructive to mergers and acquisitions activity. We believe our advisory services business will continue to be strong into the second half of 2014. The low levels of volatility benefiting equity financings tend to depress equity trading activity, which we do not see abating in the near term.
A rising interest rate environment in the second half of 2014 may result in varied financial results across our debt financing and fixed income institutional brokerage businesses. The sharp increase in interest rates in mid-2013 resulted in a substantial decline in debt refinancing activity and a volatile trading environment. Expectations of rising interest rates has reduced fixed income trading volumes, which has reduced our trading revenues. We expect muted debt underwriting conditions for the remainder of 2014 as the demand for refinancing activity subsides in a rising interest rate environment and new issuance activity is not expected to entirely offset this decline. The strength of our broader product offerings and investments in our public finance business over the past few years will benefit us during these challenging conditions. We will continue to manage our inventories and hedging strategies to mitigate market volatility and our exposure to rising interest rates.
Asset management revenues will continue to be dependent upon equity valuations and our investment performance, which can impact the amount of client inflows and outflows of assets under management.

Results of Operations

To provide comparative information of our operating results for the periods presented, a discussion of adjusted segment results follows the discussion of our total consolidated U.S. GAAP results. Our adjusted segment results exclude certain revenue and expenses required under U.S. GAAP. See the sections titled "Explanation of Non-GAAP Financial Measures" and "Segment Performance from Continuing Operations" in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion and reconciliations.

Financial Summary for the three months ended June 30, 2014 and June 30, 2013

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	June 30,			June 30,
			2014
(Dollars in thousands)	2014	2013	v2013	2014	2013
Revenues:
Investment banking	$103,813	$53,255	94.9%	61.1%	53.4%
Institutional brokerage	34,528	24,611	40.3	20.3	24.7
Asset management	22,266	18,427	20.8	13.1	18.5
Interest	12,448	12,286	1.3	7.3	12.3
Investment income/(loss)	2,921	(2,059)	N/M	1.7	(2.1)
Total revenues	175,976	106,520	65.2	103.5	106.8

Interest expense	5,945	6,748	(11.9)	3.5	6.8

Net revenues	170,031	99,772	70.4	100.0	100.0

Non-interest expenses:
Compensation and benefits	103,076	65,000	58.6	60.6	65.1
Occupancy and equipment	7,061	6,543	7.9	4.2	6.6
Communications	5,432	5,030	8.0	3.2	5.0
Floor brokerage and clearance	1,788	2,247	(20.4)	1.1	2.3
Marketing and business development	6,709	5,957	12.6	3.9	6.0
Outside services	9,914	8,449	17.3	5.8	8.5
Intangible asset amortization expense	2,318	1,661	39.6	1.4	1.7
Other operating expenses	3,316	1,552	113.7	2.0	1.6
Total non-interest expenses	139,614	96,439	44.8	82.1	96.7

Income from continuing operations before income tax expense	30,417	3,333	812.6	17.9	3.3

Income tax expense	10,049	1,644	511.3	5.9	1.6

Income from continuing operations	20,368	1,689	N/M	12.0	1.7

Discontinued operations:
Loss from discontinued operations, net of tax	—	(1,871)	N/M	—	(1.9)

Net income/(loss)	20,368	(182)	N/M	12.0	(0.2)

Net income/(loss) applicable to noncontrolling interests	2,155	(2,670)	N/M	1.3	(2.7)

Net income applicable to Piper Jaffray Companies	$18,213	$2,488	632.0%	10.7%	2.5%
N/M — Not meaningful

For the three months ended June 30, 2014, we recorded net income applicable to Piper Jaffray Companies of $18.2 million. Net revenues from continuing operations for the three months ended June 30, 2014 were $170.0 million, a 70.4 percent increase compared to $99.8 million in the year-ago period. In the second quarter of 2014, investment banking revenues were $103.8 million, compared with $53.3 million in the prior-year period due to strong equity financing and advisory services revenues resulting from favorable capital markets conditions. For the three months ended June 30, 2014, institutional brokerage revenues increased 40.3 percent to $34.5 million, compared with $24.6 million in the second quarter of 2013. In the prior-year period, we recorded lower fixed income institutional brokerage revenues resulting from the rapid rise in interest rates and widening of credit spreads, which led to market volatility during this time. In the second quarter of 2014, asset management fees increased 20.8 percent to $22.3 million, compared with $18.4 million in the second quarter of 2013, due to higher management fees from increased assets under management, particularly related to our master limited partnership ("MLP") product offering. For the three months ended June 30, 2014, net interest income increased to $6.5 million, compared with $5.5 million in the prior-year period. For the three months ended June 30, 2014, investment income was $2.9 million, compared with a loss of $2.1 million in the prior-year period as we recorded higher investment gains associated with our investment in the municipal bond fund that we manage. Non-interest expenses from continuing operations were $139.6 million for the three months ended June 30, 2014, an increase of 44.8 percent compared to $96.4 million in the prior year, primarily resulting from higher compensation expenses due to a significantly increased revenue base.

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

For the three months ended June 30, 2014, compensation and benefits expenses increased 58.6 percent to $103.1 million from $65.0 million in the corresponding period of 2013 due to improved financial results. Compensation and benefits expenses as a percentage of net revenues was 60.6 percent in the second quarter of 2014, compared with 65.1 percent in the second quarter of 2013. The lower compensation expense ratio was due to an increased revenue base.

Occupancy and Equipment – For the three months ended June 30, 2014, occupancy and equipment expenses increased 7.9 percent to $7.1 million, compared with $6.5 million in the corresponding period of 2013. The increase was primarily the result of incremental occupancy expenses from our acquisitions of Seattle-Northwest and Edgeview completed during the third quarter of 2013, and incremental occupancy costs related to transitioning to new office space in San Francisco.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the three months ended June 30, 2014, communication expenses increased 8.0 percent to $5.4 million, compared with $5.0 million for the three months ended June 30, 2013, due to higher market data service expenses.

Floor Brokerage and Clearance – For the three months ended June 30, 2014, floor brokerage and clearance expenses were $1.8 million, compared with $2.2 million in the corresponding period of 2013, due to lower trading expenses resulting from reduced trading volumes.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment and promotional and advertising costs. For the three months ended June 30, 2014, marketing and business development expenses increased 12.6 percent to $6.7 million, compared with $6.0 million for the three months ended June 30, 2013, due to higher third party marketing fees associated with our asset management business.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses increased 17.3 percent to $9.9 million in the second quarter of 2014, compared with $8.4 million in the corresponding period of 2013. Excluding the portion of expenses from non-controlled equity interests in our consolidated alternative asset management funds, outside services expenses increased 8.0 percent due primarily to higher legal fees and fund expenses.

Intangible Asset Amortization Expense – Intangible asset amortization expense includes the amortization of definite-lived intangible assets consisting of customer relationships and non-competition agreements. For the three months ended June 30, 2014, intangible asset amortization expense was $2.3 million, compared with $1.7 million in the three months ended June 30, 2013. The increase was attributable to incremental intangible asset amortization expense related to the acquisitions of Seattle-Northwest and Edgeview.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses were $3.3 million in the second quarter of 2014, compared with $1.6 million in the second quarter of 2013. The increase in other operating expenses was primarily attributable to higher litigation-related expenses and insurance costs, along with increased expense related to our charitable giving program.

Income Taxes – For the three months ended June 30, 2014, our provision for income taxes was $10.0 million equating to an effective tax rate, excluding noncontrolling interests, of 35.6 percent, compared with $1.6 million in the prior-year period equating to an effective tax rate, excluding noncontrolling interests, of 27.4 percent. The reduced effective tax rate for the three months ended June 30, 2013 was due to the impact of tax-exempt interest income representing a larger proportion of our pre-tax income.

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

Capital Markets

The following table sets forth the Capital Markets adjusted segment financial results from continuing operations and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income/(loss) and pre-tax operating margin for the periods presented:

	Three Months Ended June 30,
	2014				2013
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Financing
Equities	$44,058	$—	$—	$44,058	$21,772	$—	$—	$21,772
Debt	20,174	—	—	20,174	22,131	—	—	22,131
Advisory services	39,695	—	—	39,695	9,394	—	—	9,394
Total investment banking	103,927	—	—	103,927	53,297	—	—	53,297

Institutional sales and trading
Equities	18,366	—	—	18,366	21,384	—	—	21,384
Fixed income	21,085	—	—	21,085	8,261	—	—	8,261
Total institutional sales and trading	39,451	—	—	39,451	29,645	—	—	29,645

Management and performance fees	1,388	—	—	1,388	564	—	—	564

Investment income	1,665	3,333	—	4,998	2,424	(2,240)	—	184

Long-term financing expenses	(1,705)	—	—	(1,705)	(1,872)	—	—	(1,872)

Net revenues	144,726	3,333	—	148,059	84,058	(2,240)	—	81,818

Operating expenses	121,675	1,178	1,838	124,691	83,507	430	—	83,937

Segment pre-tax operating income/(loss)	$23,051	$2,155	$(1,838)	$23,368	$551	$(2,670)	$—	$(2,119)

Segment pre-tax operating margin	15.9%			15.8%	0.7%			(2.6)%

(1)
The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP pre-tax operating income/(loss) and pre-tax operating margin to the adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin:

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
Other adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Three Months Ended June 30,
(Dollars in thousands)	2014	2013
Compensation from acquisition-related agreements	$1,095	$—
Amortization of intangible assets related to acquisitions	743	—
	$1,838	$—

Capital Markets adjusted net revenues increased 72.2 percent to $144.7 million for the three months ended June 30, 2014, compared with $84.1 million in the prior-year period.

Investment banking revenues comprise all of the revenues generated through financing and advisory services activities, including derivative activities that relate to debt financing. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.

In the second quarter of 2014, investment banking revenues increased 95.0 percent to $103.9 million compared with $53.3 million in the corresponding period of the prior year, due to strong equity financing and advisory services revenues as the active capital raising environment in the first quarter of 2014 continued into the current quarter. For the three months ended June 30, 2014, equity financing revenues were $44.1 million, compared with $21.8 million in the prior-year period, due to more completed transactions and higher revenue per transaction as the conditions for equity capital raising remained strong, particularly in healthcare, our strongest industry sector. During the second quarter of 2014, we completed 33 equity financings, raising $9.2 billion for our clients, compared with 22 equity financings, raising $5.0 billion for our clients in the comparable year-ago period. Debt financing revenues for the three months ended June 30, 2014 were $20.2 million, down 8.8 percent compared with $22.1 million in the year-ago period, due to fewer completed transactions driven by market-wide decreases in municipal issuance volume. During the second quarter of 2014, we completed 112 negotiated public finance issues with a total par value of $2.4 billion, compared with 143 negotiated public finance issues with a total par value of $2.9 billion during the prior-year period. For the three months ended June 30, 2014, advisory services revenues increased to $39.7 million, compared with $9.4 million in the second quarter of 2013, due to higher U.S. advisory services revenues from more completed transactions and higher revenue per transaction. Favorable market conditions, combined with our strategic focus to strengthen our mergers and acquisitions position in the middle market, resulted in increased revenues in the current quarter. We completed 15 transactions with an aggregate enterprise value of $3.5 billion in the second quarter of 2014, compared with 4 transactions with an aggregate enterprise value of $0.2 billion in the second quarter of 2013.

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

For the three months ended June 30, 2014, institutional brokerage revenues increased 33.1 percent to $39.5 million, compared with $29.6 million in the prior-year period. Equity institutional brokerage revenues decreased 14.1 percent to $18.4 million in the second quarter of 2014, compared with $21.4 million in the corresponding period of 2013, as low volatility in the equity markets resulted in reduced client trading volumes. For the three months ended June 30, 2014, fixed income institutional brokerage revenues were $21.1 million, compared with $8.3 million in the prior-year period. Our fixed income institutional brokerage revenues in the second quarter of 2013 were impacted by realized and unrealized losses on our customer flow and strategic trading inventories resulting from the speed and magnitude of the rise in interest rates, a widening of credit spreads and the volatile trading environment. Our interest rate and credit hedges worked directionally as intended in the second quarter of 2013; however, the hedges did not offset the full impact of our inventory losses given the rapid acceleration in interest rates, widening of credit spreads and the resulting decoupling of hedge correlations.

Management and performance fees include the fees generated from our municipal bond and merchant banking funds. For the three months ended June 30, 2014, management and performance fees were $1.4 million, compared with $0.6 million in the prior-year period, due to increased performance fees from our municipal bond fund.

Adjusted investment income includes realized and unrealized gains and losses on our investments in the merchant banking fund and the municipal bond fund that we manage for third-party investors, and other firm investments. For the three months ended June 30, 2014, adjusted investment income was $1.7 million, compared to $2.4 million in the corresponding period of 2013. The decrease resulted from lower gains on our merchant banking investments, partially offset by higher gains associated with our investment in the municipal bond fund that we manage.

Long-term financing expenses primarily represent interest paid on our variable rate senior notes. For the three months ended June 30, 2014, long-term financing expenses decreased to $1.7 million, compared with $1.9 million in the prior-year period.

Capital Markets adjusted segment pre-tax operating margin for the three months ended June 30, 2014 increased to 15.9 percent, compared with 0.7 percent for the corresponding period of 2013. The increase in adjusted pre-tax operating margin was driven by the significant increase in net revenues.

Asset Management

The following table sets forth the Asset Management segment financial results from continuing operations and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Three Months Ended June 30,
	2014				2013
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
Value equity	$12,907	$—	$—	$12,907	$12,312	$—	$—	$12,312
MLP	7,693	—	—	7,693	5,246	—	—	5,246
Total management fees	20,600	—	—	20,600	17,558	—	—	17,558

Performance fees
Value equity	109	—	—	109	288	—	—	288
MLP	169	—	—	169	17	—	—	17
Total performance fees	278	—	—	278	305	—	—	305

Total management and performance fees	20,878	—	—	20,878	17,863	—	—	17,863

Investment income	1,094	—	—	1,094	91	—	—	91

Total net revenues	21,972	—	—	21,972	17,954	—	—	17,954

Operating expenses	13,027	—	1,896	14,923	10,520	—	1,982	12,502

Segment pre-tax operating income	$8,945	$—	$(1,896)	$7,049	$7,434	$—	$(1,982)	$5,452

Segment pre-tax operating margin	40.7%			32.1%	41.4%			30.4%

(1)	Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Three Months Ended June 30,
(Dollars in thousands)	2014	2013
Compensation from acquisition-related agreements	$321	$321
Amortization of intangible assets related to acquisitions	1,575	1,661
	$1,896	$1,982

Management and performance fee revenues comprise the revenues generated through management and investment advisory services performed for separately managed accounts, registered funds and partnerships. Investment performance and client asset inflows and outflows have a direct effect on management and performance fee revenues. Management fees are generally based on the level of assets under management (“AUM”) measured monthly or quarterly, and an increase or reduction in assets under management, due to market price fluctuations or net client asset flows, will result in a corresponding increase or decrease in management fees. Fees vary with the type of assets managed and the vehicle in which they are managed. Performance fees are earned when the investment return on assets under management exceeds certain benchmark targets or other performance targets over a specified measurement period. The level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in total assets under management. The majority of performance fees, if earned, are generally recorded in the fourth quarter of the applicable year or upon withdrawal of client assets. At June 30, 2014, approximately two percent of our AUM was eligible to earn performance fees.

For the three months ended June 30, 2014, management fees were $20.6 million, an increase of 17.3 percent, compared with $17.6 million in the prior-year period, due primarily to increased management fees from our MLP product offerings. In the second quarter of 2014, management fees related to our value equity strategies were $12.9 million, up 4.8 percent compared to the corresponding period of 2013. The impact of increased AUM from market appreciation was partially offset by net client outflows. The average effective revenue yield (total annualized management fees as a percentage of our period-end AUM) for our value equity strategies was 78 for the second quarter of 2014, compared with 82 basis points for the prior-year period. Management fees from our MLP strategies increased 46.6 percent in the second quarter of 2014 to $7.7 million, compared with $5.2 million in the second quarter of 2013, due to increased average AUM driven by net client inflows and market appreciation. The average effective revenue yield for our MLP strategies was 51 basis points for the three months ended June 30, 2014, compared to 50 basis points for the corresponding period in the prior year.

For the three months ended June 30, 2014, performance fees were $0.3 million, essentially flat compared with the prior-year period.

Investment income includes gains and losses from our investments in registered funds and private funds or partnerships that we manage. For the three months ended June 30, 2014, investment income was $1.1 million compared with $0.1 million for the prior-year period.

Adjusted segment pre-tax operating margin for the three months ended June 30, 2014 was 40.7 percent, compared to 41.4 percent for the three months ended June 30, 2013. The decrease in the second quarter of 2014 resulted from higher non-compensation expenses, particularly higher third-party marketing fees.

The following table summarizes the changes in our AUM for the periods presented:

			Twelve
	Three Months Ended		Months Ended
	June 30,		June 30,
(Dollars in millions)	2014	2013	2014
Value Equity
Beginning of period	$6,431	$6,222	$5,983
Net outflows	(225)	(188)	(869)
Net market appreciation	371	(51)	1,463
End of period	$6,577	$5,983	$6,577

MLP
Beginning of period	$5,068	$3,929	$4,186
Net inflows	201	128	734
Net market appreciation	767	129	1,116
End of period	$6,036	$4,186	$6,036

Total
Beginning of period	$11,499	$10,151	$10,169
Net inflows/(outflows)	(24)	(60)	(135)
Net market appreciation	1,138	78	2,579
End of period	$12,613	$10,169	$12,613

Total AUM was $12.6 billion for the three months ended June 30, 2014. Value equity AUM was $6.6 billion at June 30, 2014, compared with $6.4 billion at March 31, 2014 as net market appreciation of $0.4 billion was offset by net client outflows of $0.2 billion during the quarter. The value equity strategy has not attracted significant net new assets as investors are seeking greater upside potential in growth sectors of the equity markets. MLP AUM increased $1.0 billion to $6.0 billion in the second quarter of 2014 as we experienced both net market appreciation and net client inflows during the quarter.

Discontinued Operations

Discontinued operations included the operating results of our Hong Kong capital markets business, which ceased operations in 2012, and FAMCO, an asset management subsidiary we sold in the second quarter of 2013. For the three months ended June 30, 2013, we recorded a loss from discontinued operations, net of tax, of $1.9 million. See Note 5 to our unaudited consolidated financial statements for further discussion of our discontinued operations.

Financial Summary for the six months ended June 30, 2014 and June 30, 2013

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Six Months Ended			Six Months Ended
	June 30,			June 30,
			2014
(Dollars in thousands)	2014	2013	v2013	2014	2013
Revenues:
Investment banking	$192,287	$94,076	104.4%	56.9%	44.9%
Institutional brokerage	78,562	64,758	21.3	23.2	30.9
Asset management	43,225	36,883	17.2	12.8	17.6
Interest	26,107	23,109	13.0	7.7	11.0
Investment income	9,689	3,006	222.3	2.9	1.4
Total revenues	349,870	221,832	57.7	103.5	106.0

Interest expense	11,706	12,527	(6.6)	3.5	6.0

Net revenues	338,164	209,305	61.6	100.0	100.0

Non-interest expenses:
Compensation and benefits	203,565	131,105	55.3	60.2	62.6
Occupancy and equipment	13,839	12,360	12.0	4.1	5.9
Communications	11,387	10,262	11.0	3.4	4.9
Floor brokerage and clearance	3,622	4,397	(17.6)	1.1	2.1
Marketing and business development	12,960	10,937	18.5	3.8	5.2
Outside services	18,682	15,663	19.3	5.5	7.5
Intangible asset amortization expense	4,636	3,322	39.6	1.4	1.6
Other operating expenses	6,343	(242)	N/M	1.9	(0.1)
Total non-interest expenses	275,034	187,804	46.4	81.3	89.7

Income from continuing operations before income tax expense	63,130	21,501	193.6	18.7	10.3

Income tax expense	19,876	7,244	174.4	5.9	3.5

Income from continuing operations	43,254	14,257	203.4	12.8	6.8

Discontinued operations:
Loss from discontinued operations, net of tax	—	(2,392)	N/M	—	(1.1)

Net income	43,254	11,865	264.6	12.8	5.7

Net income/(loss) applicable to noncontrolling interests	7,293	(769)	N/M	2.2	(0.4)

Net income applicable to Piper Jaffray Companies	$35,961	$12,634	184.6%	10.6%	6.0%
N/M — Not meaningful

Except as discussed below, the description of non-interest expense and net revenues as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.

For the six months ended June 30, 2014, we recorded net income applicable to Piper Jaffray Companies of $36.0 million. Net revenues from continuing operations for the six months ended June 30, 2014 were $338.2 million, a 61.6 percent increase compared to $209.3 million in the year-ago period. In the first half of 2014, investment banking revenues were $192.3 million, compared with $94.1 million in the prior-year period due to higher equity financing and advisory services revenues. For the six months ended June 30, 2014, institutional brokerage revenues increased 21.3 percent to $78.6 million, compared with $64.8 million in the first half of 2013, due to higher fixed income institutional brokerage revenues. In the first half of 2014, asset management fees increased 17.2 percent to $43.2 million, compared with $36.9 million in the first half of 2013, due to higher management fees from increased assets under management. In the first six months of 2014, net interest income increased 36.1 percent to $14.4 million, compared with $10.6 million in the prior-year period. The increase was primarily the result of higher net interest income attributable to noncontrolling interests from our municipal bond fund, as well as higher inventory balances in mortgage-backed securities. For the six months ended June 30, 2014, investment income was $9.7 million, compared with $3.0 million in the prior-year period as we recorded higher investment gains associated with our investment in the municipal bond fund that we manage. Non-interest expenses from continuing operations were $275.0 million for the six months ended June 30, 2014, an increase of 46.4 percent compared to $187.8 million in the prior year, primarily resulting from higher compensation expenses due to an increased revenue base.

Consolidated Non-Interest Expenses from Continuing Operations

Other Operating Expenses – Other operating expenses were $6.3 million in the first half of 2014, compared with income of $0.2 million in the first half of 2013. In the first half of 2013, we received insurance proceeds for the reimbursement of prior legal settlements.

Income Taxes – For the six months ended June 30, 2014, our provision for income taxes was $19.9 million equating to an effective tax rate, excluding noncontrolling interests, of 35.6 percent, compared with $7.2 million in the prior-year period equating to an effective tax rate, excluding noncontrolling interests, of 32.5 percent.

Segment Performance from Continuing Operations

Capital Markets

The following table sets forth the Capital Markets adjusted segment financial results from continuing operations and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Six Months Ended June 30,
	2014				2013
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Financing
Equities	$79,359	$—	$—	$79,359	$36,075	$—	$—	$36,075
Debt	33,713	—	—	33,713	39,163	—	—	39,163
Advisory services	79,423	—	—	79,423	18,950	—	—	18,950
Total investment banking	192,495	—	—	192,495	94,188	—	—	94,188

Institutional sales and trading
Equities	42,626	—	—	42,626	42,119	—	—	42,119
Fixed income	46,323	—	—	46,323	32,649	—	—	32,649
Total institutional sales and trading	88,949	—	—	88,949	74,768	—	—	74,768

Management and performance fees	3,125	—	—	3,125	1,583	—	—	1,583

Investment income	5,407	9,969	—	15,376	5,751	570	—	6,321

Long-term financing expenses	(3,445)	—	—	(3,445)	(3,821)	—	—	(3,821)

Net revenues	286,531	9,969	—	296,500	172,469	570	—	173,039

Operating expenses	239,396	2,676	3,549	245,621	161,056	1,339	—	162,395

Segment pre-tax operating income	$47,135	$7,293	$(3,549)	$50,879	$11,413	$(769)	$—	$10,644

Segment pre-tax operating margin	16.5%			17.2%	6.6%			6.2%

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
Other adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Compensation from acquisition-related agreements	$2,063	$—
Amortization of intangible assets related to acquisitions	1,486	—
	$3,549	$—

Capital Markets adjusted net revenues increased 66.1 percent to $286.5 million for the six months ended June 30, 2014, compared with $172.5 million in the prior-year period.

In the first half of 2014, investment banking revenues increased 104.4 percent to $192.5 million compared with $94.2 million in the corresponding period of the prior year, due to higher equity financing and advisory services revenues. For the six months ended June 30, 2014, equity financing revenues were $79.4 million, compared with $36.1 million in the prior-year period, as favorable equity markets in the first half of 2014 led to more completed transactions and an increase in capital raised, particularly in the heathcare sector. During the first half of 2014, we completed 63 equity financings, raising $14.5 billion for our clients, compared with 39 equity financings, raising $11.3 billion for our clients in the comparable year-ago period. Debt financing revenues for the six months ended June 30, 2014 were $33.7 million, down 13.9 percent compared with $39.2 million in the year-ago period, due to lower public finance revenues as we participated in fewer debt refinancing transactions in the first half of 2014 compared to the first half of 2013. During the first half of 2014, we completed 169 negotiated public finance issues with a total par value of $4.0 billion, compared with 255 negotiated public finance issues with a total par value of $4.9 billion during the prior-year period. For the six months ended June 30, 2014, advisory services revenues increased to $79.4 million, compared with $19.0 million in the first half of 2013, due to higher U.S. advisory services revenues from more completed transactions and higher revenue per transaction. We completed 31 transactions with an aggregate enterprise value of $6.0 billion in the first half of 2014, compared with 7 transactions with an aggregate enterprise value of $0.6 billion in the first half of 2013.

For the six months ended June 30, 2014, institutional brokerage revenues increased 19.0 percent to $88.9 million, compared with $74.8 million in the prior-year period, due to higher fixed income institutional brokerage revenues. Equity institutional brokerage revenues were $42.6 million in the first half of 2014, up slightly compared with $42.1 million in the corresponding period of 2013. For the six months ended June 30, 2014, fixed income institutional brokerage revenues were $46.3 million, compared with $32.6 million in the prior-year period. We recorded trading losses on inventory positions in the second quarter of 2013 due to the volatile trading environment caused by the rapid rise in interest rates and widening of credit spreads during that period.

For the six months ended June 30, 2014, management and performance fees were $3.1 million, compared with $1.6 million in the prior-year period, due to increased performance fees from our municipal bond fund.

For the six months ended June 30, 2014, adjusted investment income was $5.4 million, compared to $5.8 million in the corresponding period of 2013. The decrease resulted from lower gains on our merchant banking and other firm investments, offset by higher gains associated with our investment in the municipal bond fund that we manage.

For the six months ended June 30, 2014, long-term financing expenses decreased to $3.4 million, compared with $3.8 million in the prior-year period.

Capital Markets adjusted segment pre-tax operating margin for the six months ended June 30, 2014 increased to 16.5 percent, compared with 6.6 percent for the corresponding period of 2013. The increase resulted from improved operating results driven by higher net revenues.

Asset Management

The following table sets forth the Asset Management segment financial results from continuing operations and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Six Months Ended June 30,
	2014				2013
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
Value equity	$25,791	$—	$—	$25,791	$24,728	$—	$—	$24,728
MLP	13,945	—	—	13,945	9,916	—	—	9,916
Total management fees	39,736	—	—	39,736	34,644	—	—	34,644

Performance fees
Value equity	196	—	—	196	440	—	—	440
MLP	168	—	—	168	216	—	—	216
Total performance fees	364	—	—	364	656	—	—	656

Total management and performance fees	40,100	—	—	40,100	35,300	—	—	35,300

Investment income	1,564	—	—	1,564	966	—	—	966

Total net revenues	41,664	—	—	41,664	36,266	—	—	36,266

Operating expenses	25,621	—	3,792	29,413	21,445	—	3,964	25,409

Segment pre-tax operating income	$16,043	$—	$(3,792)	$12,251	$14,821	$—	$(3,964)	$10,857

Segment pre-tax operating margin	38.5%			29.4%	40.9%			29.9%

(1)	Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Compensation from acquisition-related agreements	$642	$642
Amortization of intangible assets related to acquisitions	3,150	3,322
	$3,792	$3,964

For the six months ended June 30, 2014, management fees were $39.7 million, an increase of 14.7 percent, compared with $34.6 million in the prior-year period, due primarily to increased management fees from our MLP product offerings. In the first half of 2014, management fees related to our value equity strategies were $25.8 million, up 4.3 percent compared to the corresponding period of 2013, due to higher average AUM in the first half of 2014 driven by market appreciation. The average effective revenue yield (total annualized management fees as a percentage of our average quarter-end AUM) for our value equity strategies was 79 basis points for the six months ended June 30, 2014, down from 81 basis points for the six months ended June 30, 2013. Management fees from our MLP strategies increased 40.6 percent in the first half of 2014 to $13.9 million, compared with $9.9 million in the first half of 2013, due to increased average AUM driven by net client inflows and market appreciation. Our average effective revenue yield for our MLP strategies was 50 basis points for the six months ended June 30, 2014, compared to 49 basis points for the corresponding period in the prior year.

For the six months ended June 30, 2014, performance fees were $0.4 million, compared to $0.7 million in the prior-year period.

Investment income was $1.6 million for the six months ended June 30, 2014, compared with $1.0 million for the six months ended June 30, 2013.

Adjusted segment pre-tax operating margin for the six months ended June 30, 2014 was 38.5 percent, compared to 40.9 percent for the six months ended June 30, 2013. The decrease resulted from higher non-compensation expenses particularly attributable to third party marketing fees.

The following table summarizes the changes in our AUM for the periods presented:

			Twelve
	Six Months Ended		Months Ended
	June 30,		June 30,
(Dollars in millions)	2014	2013	2014
Value Equity
Beginning of period	$6,683	$5,865	$5,983
Net outflows	(526)	(413)	(869)
Net market appreciation	420	531	1,463
End of period	$6,577	$5,983	$6,577

MLP
Beginning of period	$4,549	$3,186	$4,186
Net inflows	536	300	734
Net market appreciation	951	700	1,116
End of period	$6,036	$4,186	$6,036

Total
Beginning of period	$11,232	$9,051	$10,169
Net inflows/(outflows)	10	(113)	(135)
Net market appreciation	1,371	1,231	2,579
End of period	$12,613	$10,169	$12,613

Discontinued Operations

For the six months ended June 30, 2013, we recorded a loss from discontinued operations, net of tax, of $2.4 million. See Note 5 to our unaudited consolidated financial statements for further discussion of our discontinued operations.

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

Goodwill and Intangible Assets

We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities acquired requires certain management estimates. At June 30, 2014, we had goodwill of $211.9 million. The goodwill balance consists of $15.0 million recorded as a result of our acquisitions of Seattle-Northwest and Edgeview within our capital markets segment and the remaining $196.8 million relates to our asset management segment. At June 30, 2014, we had intangible assets of $35.3 million, of which $3.8 million relates to our capital markets segment and $31.5 million relates to our asset management segment.

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

Compensation Plans

Stock-Based Compensation Plans

As part of our compensation to employees and directors, we use stock-based compensation, consisting of restricted stock, restricted stock units and stock options. We account for equity awards in accordance with FASB Accounting Standards Codification Topic 718, "Compensation – Stock Compensation," ("ASC 718") which requires all share-based payments to employees, including grants of employee stock options, to be recognized on the consolidated statements of operations at grant date fair value. Compensation expense related to share-based awards which require future service are amortized over the service period of the award, net of estimated forfeitures. Share-based awards that do not require future service are recognized in the year in which the awards are deemed to be earned.

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

We record deferred tax benefits for future tax deductions expected upon the vesting of share-based compensation. If deductions reported on our tax return for share-based compensation (i.e., the value of the share-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with ASC 718), we record the excess tax benefit as additional paid-in capital. Conversely, if deductions reported on our tax return for share-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, we offset the deficiency first to any previously recognized excess tax benefits recorded as additional paid-in capital and any remaining deficiency is recorded as income tax expense. As of June 30, 2014, we had $0.3 million of excess tax benefits recorded as additional paid-in capital.

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

In the third quarter of 2012, our board of directors approved a new share repurchase authorization of up to $100 million in common shares through September 30, 2014. During the first half of 2014, we did not repurchase any shares of our outstanding common stock under this authorization. At June 30, 2014, we had $39.5 million remaining under this authorization. We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the first half of 2014, we purchased 217,655 shares or $8.8 million of our common shares for this purpose.

Leverage

The following table presents total assets, adjusted assets, total shareholders’ equity and tangible shareholders’ equity with the resulting leverage ratios as of:

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Total assets	$2,425,525	$2,318,157
Deduct: Goodwill and intangible assets	(247,172)	(250,564)
Deduct: Assets from noncontrolling interests	(297,717)	(317,558)
Adjusted assets	$1,880,636	$1,750,035

Total shareholders' equity	$929,757	$882,072
Deduct: Goodwill and intangible assets	(247,172)	(250,564)
Deduct: Noncontrolling interests	(141,909)	(147,396)
Tangible common shareholders' equity	$540,676	$484,112

Leverage ratio (1)	2.6	2.6

Adjusted leverage ratio (2)	3.5	3.6

(1)	Leverage ratio equals total assets divided by total shareholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders’ equity.

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

Commercial Paper Program – Our U.S. broker dealer subsidiary, Piper Jaffray & Co., issues secured commercial paper to fund a portion of its securities inventory. This commercial paper is issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and is secured by different inventory classes, which is reflected in the interest rate paid on the respective program. The programs can issue with maturities of 27 to 270 days. CP Series III A includes a covenant that requires Piper Jaffray & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. The following table provides information about our commercial paper programs at June 30, 2014:

(Dollars in millions)	CP Series A	CP Series II A	CP Series III A
Maximum amount that may be issued	$300.0	$150.0	$125.0
Amount outstanding	139.7	49.2	82.6

Weighted average maturity, in days	162	99	33

Prime Broker Arrangement – We have established an arrangement to obtain overnight financing by a single prime broker related to our alternative asset management funds in municipal securities. Financing under this arrangement is secured by certain securities, primarily municipal securities, and collateral limitations could reduce the amount of funding available under this arrangement. More specifically, this funding is at the discretion of the prime broker and could be denied subject to a notice period. At June 30, 2014, we had $90.9 million of financing outstanding under this prime broker arrangement.

Committed Lines – Our committed line is a one-year $250 million revolving secured credit facility. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co., our U.S. broker dealer subsidiary, to maintain a minimum net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 27, 2014. This credit facility has been in place since 2008 and we renewed the facility for another one-year term in the fourth quarter of 2013. At June 30, 2014, we had no advances against this line of credit.

Uncommitted Lines – We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $185 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have an uncommitted unsecured facility with one of these banks. All of these uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. More specifically, these lines are subject to approval by the respective bank each time an advance is requested and advances may be denied, which may be particularly true during times of market stress or market perceptions of our exposures. We manage our relationships with the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business. At June 30, 2014, we had no advances against these lines of credit.

The following tables present the average balances outstanding for our various short-term funding sources by quarter for 2014 and 2013, respectively.

	Average Balance for the
	Three Months Ended
(Dollars in millions)	June 30, 2014	Mar. 31, 2014
Funding source:
Repurchase agreements	$49.8	$38.3
Commercial paper	276.2	280.5
Prime broker arrangement	159.9	216.1
Short-term bank loans	18.9	28.9
Total	$504.8	$563.8

	Average Balance for the Three Months Ended
(Dollars in millions)	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013
Funding source:
Repurchase agreements	$17.2	$11.2	$130.3	$66.2
Commercial paper	313.6	351.6	334.0	308.9
Prime broker arrangement	238.7	145.6	93.5	105.2
Short-term bank loans	1.3	1.8	11.8	5.1
Total	$570.8	$510.2	$569.6	$485.4

The average funding in the second quarter of 2014 decreased to $504.8 million, compared with $563.8 million during the first quarter of 2014, due to a decrease in net inventory related to our alternative asset management funds in municipal securities which is financed through our prime broker arrangement.

The following tables present the maximum daily funding amount by quarter for 2014 and 2013, respectively.

	For the Three Months Ended
(Dollars in millions)	June 30, 2014	Mar. 31, 2014
Maximum amount of daily funding	$766.7	$897.2

	For the Three Months Ended
(Dollars in millions)	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013
Maximum amount of daily funding	$735.2	$799.0	$779.3	$677.1

Variable rate senior notes

On November 30, 2012, we entered into a note purchase agreement under which we issued unsecured variable rate senior notes ("Notes") in the amount of $125 million. The initial holders of the Notes are certain entities advised by PIMCO. The Notes consist of two classes, Class A Notes and Class B Notes, with principal amounts of $50 million and $75 million, respectively.

On June 2, 2014, we entered into an amended and restated note purchase agreement ("Amended Note Purchase Agreement") under which we issued $50 million of new Class A Notes upon repayment in full of the 2012 Class A Notes. The Class A Notes bear interest at a rate equal to three-month LIBOR plus 3.00 percent and mature on May 31, 2017. The Class B Notes remain outstanding, bear interest at a rate equal to three-month LIBOR plus 4.50 percent and mature on November 30, 2015. Interest on the Notes is adjustable and payable quarterly. The unpaid principal amounts are due in full on the respective maturity dates and may not be prepaid.

The Amended Note Purchase Agreement includes customary events of default, including failure to pay principal when due or failure to pay interest within five business days of when due, any representation or warranty in the Amended Note Purchase Agreement proving untrue in any material respect when made by us, failure to comply with the covenants in the Amended Note Purchase Agreement, failure to pay or another event of default under other material indebtedness in an amount exceeding $10 million, bankruptcy or insolvency or a change in control. If there is any event of default, the noteholders may exercise customary remedies, including declaring the entire principal and any accrued interest on the Notes to be due and payable.

The Amended Note Purchase Agreement includes covenants that, among other things, require us to maintain a minimum consolidated tangible net worth and minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. With respect to the net capital covenant, our U.S. broker dealer subsidiary is required to maintain minimum net capital of $120 million. At June 30, 2014, we were in compliance with all covenants.

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2013, except for our operating lease obligations. On March 20, 2014, we entered into a new lease agreement for our San Francisco office. Our contractual rental obligation for the full 10.3 year lease term is $12.1 million.

Capital Requirements

As a registered broker dealer and member firm of FINRA, our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. We also are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. At June 30, 2014, our net capital under the SEC’s uniform net capital rule was $160.5 million, and exceeded the minimum net capital required under the SEC rule by $159.1 million.

Although we operate with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our Capital Markets revenue producing activities.

At June 30, 2014 Piper Jaffray Ltd., our broker dealer subsidiary registered in the United Kingdom, was subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes our off-balance sheet arrangements at June 30, 2014 and December 31, 2013:

	Expiration Per Period at June 30, 2014						Total Contractual Amount
	Remainder			2017	2019		June 30,	December 31,
(Dollars in thousands)	of 2014	2015	2016	- 2018	- 2020	Later	2014	2013
Customer matched-book derivative contracts (1) (2)	$30,000	$67,544	$64,665	$40,950	$118,930	$4,781,231	$5,103,320	$5,310,929
Trading securities derivative contracts (2)	225,500	—	—	—	—	—	225,500	198,500
Credit default swap index contracts (2)	—	95,000	—	234,850	100,000	28,054	457,904	299,333
Equity derivative contracts (2)	1,177	13,562	1,230	—	—	—	15,969	17,090
Private equity investment commitments (3)	—	—	—	—	—	—	42,776	47,576

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with two major financial institutions, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $199.5 million at June 30, 2014) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At June 30, 2014, we had $25.5 million of credit exposure with these counterparties, including $12.9 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At June 30, 2014 and December 31, 2013, the net fair value of these derivative contracts approximated $30.5 million and $30.4 million, respectively.

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

Loan Commitments

We may commit to bridge loan financing for our clients or make commitments to underwrite corporate debt. We had no loan commitments outstanding at June 30, 2014.

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

We have committed capital to certain entities and these commitments generally have no specified call dates. We had $42.8 million of commitments outstanding at June 30, 2014, of which $31.6 million related to a commitment to an affiliated merchant banking fund.

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

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Interest Rate Risk	$852	$1,793
Equity Price Risk	509	788
Diversification Effect (1)	(475)	(765)
Total Value-at-Risk	$886	$1,816

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the six months ended June 30, 2014 and the year ended December 31, 2013, respectively.

(Dollars in thousands)	High	Low	Average
For the Six Months Ended June 30, 2014
Interest Rate Risk	$1,344	$291	$882
Equity Price Risk	920	17	335
Diversification Effect (1)			(315)
Total Value-at-Risk	$1,332	$321	$902

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2013
Interest Rate Risk	$2,840	$578	$1,756
Equity Price Risk	2,434	64	1,056
Diversification Effect (1)			(944)
Total Value-at-Risk	$2,792	$865	$1,868

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses exceeded our one-day VaR on two occasions during the first half of 2014.

The aggregate VaR as of June 30, 2014 was lower than the reported VaR on December 31, 2013. The decrease in VaR is due to lower volatility during the measurement period and increased hedging of our fixed income inventories.

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

We currently act as the remarketing agent for approximately $3.0 billion of variable rate demand notes, the majority of which have a financial institution providing a liquidity guarantee. At certain times, demand from buyers of variable rate demand notes is less than the supply generated by sellers of these instruments. In times of supply and demand imbalance, we may (but are not obligated to) facilitate liquidity by purchasing variable rate demand notes from sellers for our own account. Our liquidity risk related to variable rate demand notes is ultimately mitigated by our ability to tender these securities back to the financial institution providing the liquidity guarantee.

Credit Risk

Credit risk refers to the potential for loss due to the default or deterioration in credit quality of a counterparty, customer, borrower or issuer of securities we hold in our trading inventory. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction and the parties involved.

Credit spread risk arises from the possibility that changes in credit spreads will affect the value of financial instruments. Credit spreads represent the credit risk premiums required by market participants for a given credit quality (e.g., the additional yield that a debt instrument issued by a AA-rated entity must produce over a risk-free alternative). Changes in credit spreads result from potential changes in an issuer’s credit rating or the market’s perception of the issuer’s credit worthiness. We are exposed to credit spread risk with the debt instruments held in our trading inventory, including those held for strategic trading activites. We enter into transactions to hedge our exposure to credit spread risk through the use of derivatives and certain other financial instruments. These hedging strategies may not work in all market environments and as a result may not be effective in mitigating credit spread risk.

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

Merchant banking debt investments that have been funded are recorded in investments at amortized cost on the consolidated statements of financial condition. Merchant banking investments are monitored regularly by a risk committee. At June 30, 2014, we had no funded merchant banking debt investments.

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

We have concentrated counterparty credit exposure with six non-publicly rated entities totaling $25.5 million at June 30, 2014. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represents 50.6 percent, or $12.9 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

During the second quarter of our fiscal year ending December 31, 2014, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2014.

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares Yet to be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(April 1, 2014 to April 30, 2014)	—	$—	—	$39	million
Month #2
(May 1, 2014 to May 31, 2014)	35,040	$41.67	—	$39	million
Month #3
(June 1, 2014 to June 30, 2014)	—	$—	—	$39	million
Total	35,040	$41.67	—	$39	million

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

ITEM 6.    EXHIBITS.

Exhibit		Method
Number	Description	of Filing

10.1	Form of Performance Share Unit Agreement for 2014 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan. †	Filed herewith
10.2	Second Amended and Restated Indenture dated April 21, 2014 between Piper Jaffray & Co. and The Bank of New York Mellon.	(1)
10.3	Amended and Restated Note Purchase Agreement dated June 2, 2014 between Piper Jaffray Companies, Piper Jaffray & Co., and the Purchasers party thereto.	(2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Filed herewith
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (v) the notes to the Consolidated Financial Statements.
Filed herewith
_______________________

†	Denotes management contract or compensatory plan required to be filed as an exhibit to this report.

(1)	Filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on April 21, 2014 and incorporated by reference herein.

(2)	Filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on June 2, 2014 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 30, 2014.

PIPER JAFFRAY COMPANIES

By	/s/ Andrew S. Duff
Its	Chairman and Chief Executive Officer

By	/s/ Debbra L. Schoneman
Its	Chief Financial Officer

Exhibit Index

Exhibit		Method
Number	Description	of Filing

10.1	Form of Performance Share Unit Agreement for 2014 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan. †	Filed herewith
10.2	Second Amended and Restated Indenture dated April 21, 2014 between Piper Jaffray & Co. and The Bank of New York Mellon.	(1)
10.3	Amended and Restated Note Purchase Agreement dated June 2, 2014 between Piper Jaffray Companies, Piper Jaffray & Co., and the Purchasers party thereto.	(2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Filed herewith
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (v) the notes to the Consolidated Financial Statements.
Filed herewith
_______________________

†	Denotes management contract or compensatory plan required to be filed as an exhibit to this report.

(1)	Filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on April 21, 2014 and incorporated by reference herein.

(2)	Filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on June 2, 2014 and incorporated by reference herein.