Form 10-Q
period 2014-09-30
PIPER JAFFRAY COMPANIES
filed 2014-11-06
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Yes  ☐ No  ☑

As of October 24, 2014, the registrant had 16,285,976 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Piper Jaffray Companies
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2014	2013
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$14,947	$123,683
Cash and cash equivalents segregated for regulatory purposes	38,029	43,012
Receivables:
Customers	25,669	11,633
Brokers, dealers and clearing organizations	291,190	127,113
Securities purchased under agreements to resell	263,680	167,875

Financial instruments and other inventory positions owned	459,624	406,513
Financial instruments and other inventory positions owned and pledged as collateral	1,023,970	957,515
Total financial instruments and other inventory positions owned	1,483,594	1,364,028

Fixed assets (net of accumulated depreciation and amortization of $46,128 and $62,311, respectively)	17,373	16,114
Goodwill	211,878	210,634
Intangible assets (net of accumulated amortization of $38,823 and $31,869, respectively)	32,976	39,930
Investments	125,167	112,043
Other assets	96,037	102,092
Total assets	$2,600,540	$2,318,157

Liabilities and Shareholders’ Equity
Short-term financing	$338,795	$514,711
Variable rate senior notes	125,000	125,000
Payables:
Customers	35,944	33,109
Brokers, dealers and clearing organizations	84,344	27,722
Securities sold under agreements to repurchase	66,973	4,397
Financial instruments and other inventory positions sold, but not yet purchased	768,991	512,833
Accrued compensation	181,322	159,928
Other liabilities and accrued expenses	53,823	58,385
Total liabilities	1,655,192	1,436,085

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at September 30, 2014 and December 31, 2013;
Shares issued: 19,523,371 at September 30, 2014 and 19,537,127 at December 31, 2013;
Shares outstanding: 15,108,607 at September 30, 2014 and 14,383,418 at December 31, 2013	195	195
Additional paid-in capital	737,449	740,321
Retained earnings	214,522	163,893
Less common stock held in treasury, at cost: 4,414,764 shares at September 30, 2014 and 5,153,709 shares at December 31, 2013	(148,286)	(170,629)
Accumulated other comprehensive income	753	896
Total common shareholders’ equity	804,633	734,676

Noncontrolling interests	140,715	147,396
Total shareholders’ equity	945,348	882,072

Total liabilities and shareholders’ equity	$2,600,540	$2,318,157
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2014	2013	2014	2013
Revenues:
Investment banking	$94,911	$62,848	$287,198	$156,924
Institutional brokerage	35,923	35,318	114,485	100,076
Asset management	21,595	18,701	64,820	55,584
Interest	10,828	12,360	36,935	35,469
Investment income	2,690	5,279	12,379	8,285

Total revenues	165,947	134,506	515,817	356,338

Interest expense	6,521	6,192	18,227	18,719

Net revenues	159,426	128,314	497,590	337,619

Non-interest expenses:
Compensation and benefits	97,180	79,426	300,745	210,531
Occupancy and equipment	8,312	6,509	22,151	18,869
Communications	5,661	5,778	17,048	16,040
Floor brokerage and clearance	1,905	2,109	5,527	6,506
Marketing and business development	6,827	5,447	19,787	16,384
Outside services	9,155	8,082	27,837	23,745
Restructuring and integration costs	—	3,823	—	3,823
Intangible asset amortization expense	2,318	2,899	6,954	6,221
Other operating expenses	2,376	2,181	8,719	1,939

Total non-interest expenses	133,734	116,254	408,768	304,058

Income from continuing operations before income tax expense	25,692	12,060	88,822	33,561

Income tax expense	8,596	2,886	28,472	10,130

Income from continuing operations	17,096	9,174	60,350	23,431

Discontinued operations:
Loss from discontinued operations, net of tax	—	(1,529)	—	(3,921)

Net income	17,096	7,645	60,350	19,510

Net income applicable to noncontrolling interests	2,428	2,323	9,721	1,554

Net income applicable to Piper Jaffray Companies	$14,668	$5,322	$50,629	$17,956

Net income applicable to Piper Jaffray Companies’ common shareholders	$13,552	$4,826	$46,386	$16,163

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Operations – Continued
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2014	2013	2014	2013
Amounts applicable to Piper Jaffray Companies
Net income from continuing operations	$14,668	$6,851	$50,629	$21,877
Net loss from discontinued operations	—	(1,529)	—	(3,921)
Net income applicable to Piper Jaffray Companies	$14,668	$5,322	$50,629	$17,956

Earnings/(loss) per basic common share
Income from continuing operations	$0.90	$0.42	$3.12	$1.29
Loss from discontinued operations	—	(0.09)	—	(0.23)
Earnings per basic common share	$0.90	$0.33	$3.12	$1.06

Earnings/(loss) per diluted common share
Income from continuing operations	$0.90	$0.42	$3.11	$1.29
Loss from discontinued operations	—	(0.09)	—	(0.23)
Earnings per basic common share	$0.90	$0.33	$3.11	$1.06

Weighted average number of common shares outstanding
Basic	15,066	14,621	14,880	15,271
Diluted	15,129	14,626	14,934	15,284
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2014	2013	2014	2013
Net income	$17,096	$7,645	$60,350	$19,510

Other comprehensive income/(loss), net of tax:
Adjustment to unrecognized pension cost	—	(38)	—	(38)
Foreign currency translation adjustment	(399)	175	(143)	54

Total other comprehensive income/(loss), net of tax	(399)	137	(143)	16

Comprehensive income	16,697	7,782	60,207	19,526

Comprehensive income applicable to noncontrolling interests	2,428	2,323	9,721	1,554

Comprehensive income applicable to Piper Jaffray Companies	$14,269	$5,459	$50,486	$17,972
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2014	2013
Operating Activities:
Net income	$60,350	$19,510
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	3,992	4,300
Deferred income taxes	(2,487)	5,933
Loss on sale of FAMCO	—	1,876
Share-based and deferred compensation	21,067	11,012
Amortization of intangible assets	6,954	6,221
Amortization of forgivable loans	3,961	4,827
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	4,983	5,999
Receivables:
Customers	(14,036)	(17,580)
Brokers, dealers and clearing organizations	(164,077)	(94,186)
Securities purchased under agreements to resell	(95,805)	(81,990)
Net financial instruments and other inventory positions owned	136,592	(163,710)
Investments	(13,124)	(19,375)
Other assets	3,298	2,945
Increase/(decrease) in operating liabilities:
Payables:
Customers	2,835	(1,229)
Brokers, dealers and clearing organizations	56,622	65,071
Accrued compensation	25,741	(26,425)
Other liabilities and accrued expenses	(4,559)	(23,566)
Decrease in assets held for sale	—	605
Decrease in liabilities held for sale	—	(465)

Net cash provided by/(used in) operating activities	32,307	(300,227)

Investing Activities:
Business acquisitions, net of cash acquired	—	(24,726)
Sale of FAMCO	—	250
Purchases of fixed assets, net	(5,270)	(3,257)

Net cash used in investing activities	(5,270)	(27,733)

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Cash Flows – Continued
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2014	2013

Financing Activities:
Increase/(decrease) in short-term financing	$(175,916)	$186,275
Issuance of variable rate senior notes	50,000	—
Repayment of variable rate senior notes	(50,000)	—
Increase in securities sold under agreements to repurchase	62,576	28,914
Increase/(decrease) in noncontrolling interests	(16,402)	91,192
Repurchase of common stock	(10,563)	(69,947)
Excess tax benefit from share-based compensation	1,006	39
Proceeds from stock option exercises	3,644	—

Net cash provided by/(used in) financing activities	(135,655)	236,473

Currency adjustment:
Effect of exchange rate changes on cash	(118)	77

Net decrease in cash and cash equivalents	(108,736)	(91,410)

Cash and cash equivalents at beginning of period	123,683	105,371

Cash and cash equivalents at end of period	$14,947	$13,961

Supplemental disclosure of cash flow information –
Cash paid during the period for:
Interest	$17,116	$17,938
Income taxes	$45,284	$2,870

Non-cash financing activities –
Issuance of common stock for retirement plan obligations:
103,598 shares and 96,049 shares for the nine months ended September 30, 2014 and 2013, respectively	$4,156	$3,939

Issuance of restricted common stock for annual equity award:
402,074 shares and 431,582 shares for the nine months ended September 30, 2014 and 2013, respectively	$16,131	$17,699

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

Capital Markets

The Capital Markets segment provides institutional sales, trading and research services and investment banking services. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Investment banking services include management of and participation in underwritings, merger and acquisition services and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Also, the Company generates revenue through strategic trading and investing activities, which focus on proprietary investments in a variety of securities, including municipal bonds, mortgage-backed securities, and equity securities, and merchant banking activities involving equity or debt investments in late stage private companies. As certain of these efforts have matured and an investment process has been developed, the Company has created alternative asset management funds in merchant banking and municipal securities in order to invest firm capital as well as to seek capital from outside investors. The Company receives management and performance fees for managing these funds.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Reclassifications

In 2013, the Company reclassified interest revenue and expense associated with its derivative contracts to investment banking or institutional brokerage revenues within the consolidated statements of operations to more accurately reflect the nature and intent of the derivative instrument. The Company reclassified $3.9 million and $8.5 million of interest revenue and $4.3 million and $9.8 million of interest expense for the three and nine months ended September 30, 2013, respectively. This change had no effect on net revenues, net income, shareholders’ equity or cash flows for the periods presented.

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

Future Adoption of New Accounting Standards

Discontinued Operations

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," ("ASU 2014-08") amending FASB Accounting Standards Codification Topic 205-20, "Discontinued Operations" ("ASC 205-20"). The amended guidance changes the criteria for reporting discontinued operations and requires new disclosures. ASU 2014-08 is effective for annual and interim periods beginning on or after December 15, 2014, and will be applied prospectively.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Repurchase Agreements

In June 2014, the FASB issued ASU No. 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures," ("ASU 2014-11") amending FASB Accounting Standards Codification Topic 860, "Transfers and Servicing." The amended guidance changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The guidance also requires new disclosures for certain transfers accounted for as sales and collateral supporting transactions that are accounted for as secured borrowings. ASU 2014-11 is effective for annual and interim periods beginning after December 15, 2014, except for the disclosures related to secured borrowings, which are effective for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The adoption of ASU 2014-11 is not expected to have a material impact on the Company's results of operations or financial position, but may impact the Company's disclosures.

Going Concern

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"). ASU 2014-15 provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related disclosures thereon. The guidance is effective for annual and interim periods ending after December 15, 2016, with early adoption permitted. The adoption of ASU 2014-15 is not expected to impact the Company's results of operations, financial position or disclosures.

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

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2013
Net revenues	$132,773	$353,728
Net income from continuing operations applicable to Piper Jaffray Companies	$6,921	$20,276

Note 5 Discontinued Operations

The Company's Hong Kong capital markets business ceased operations in 2012. In the second quarter of 2013, the Company completed the sale of FAMCO, an asset management subsidiary, for consideration of $4.0 million which consisted of $0.3 million in cash and a $3.7 million note receivable from the buyer. In accordance with the provisions of ASC 205-20, the results from these businesses have been classified as discontinued operations for all periods presented. The Company recorded a $1.5 million net loss and a $3.9 million net loss from discontinued operations for the three and nine months ended September 30, 2013, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 6 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased were as follows:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$54,386	$54,097
Convertible securities	164,580	80,784
Fixed income securities	41,482	10,102
Municipal securities:
Taxable securities	306,534	232,379
Tax-exempt securities	365,563	460,865
Short-term securities	78,222	62,620
Asset-backed securities	99,294	119,811
U.S. government agency securities	322,284	304,737
Derivative contracts	51,249	38,633
Total financial instruments and other inventory positions owned	1,483,594	1,364,028

Less noncontrolling interests (1)	(234,876)	(291,513)
	$1,248,718	$1,072,515

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$158,479	$69,205
Fixed income securities	23,498	24,021
U.S. government agency securities	70,992	120,084
U.S. government securities	505,689	291,320
Derivative contracts	10,333	8,203
Total financial instruments and other inventory positions sold, but not yet purchased	768,991	512,833

Less noncontrolling interests (2)	(113,773)	(68,356)
	$655,218	$444,477

(1)
Noncontrolling interests attributable to third party ownership in a consolidated municipal bond fund consist of $127.4 million and $101.8 million of taxable municipal securities, $102.7 million and $183.9 million of tax-exempt municipal securities, and $4.8 million and $5.8 million of derivative contracts as of September 30, 2014 and December 31, 2013, respectively.

(2)
Noncontrolling interests attributable to third party ownership in a consolidated municipal bond fund consist of $112.5 million and $67.4 million of U.S. government securities, and $1.3 million and $1.0 million of derivative contracts as of September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014 and December 31, 2013, financial instruments and other inventory positions owned in the amount of $1.0 billion and $957.5 million, respectively, had been pledged as collateral for short-term financings and repurchase agreements.

Financial instruments and other inventory positions sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. The Company is obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected on the consolidated statements of financial condition. The Company economically hedges changes in the market value of its financial instruments and other inventory positions owned using inventory positions sold, but not yet purchased, interest rate derivatives, credit default swap index contracts, treasury futures and exchange traded options.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Derivative Contract Financial Instruments

The Company uses interest rate swaps, interest rate locks, credit default swap index contracts, treasury futures and option contracts to facilitate customer transactions and as a means to manage risk in certain inventory positions. The following describes the Company’s derivatives by the type of transaction or security the instruments are economically hedging.

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

The following table presents the total absolute notional contract amount associated with the Company’s outstanding derivative instruments:

(Dollars in thousands)		September 30,	December 31,
Transaction Type or Hedged Security	Derivative Category	2014	2013
Customer matched-book	Interest rate derivative contract	$4,917,596	$5,310,929
Trading securities	Interest rate derivative contract	307,450	198,500
Trading securities	Credit default swap index contract	397,815	299,333
Trading securities	Equity option derivative contract	13,522	17,090
		$5,636,383	$5,825,852

The Company’s derivative contracts do not qualify for hedge accounting, therefore, unrealized gains and losses are recorded on the consolidated statements of operations. The gains and losses on the related economically hedged inventory positions are not disclosed below as they are not in qualifying hedging relationships. The following table presents the Company’s unrealized gains/(losses) on derivative instruments:

		Three Months Ended		Nine Months Ended
(Dollars in thousands)		September 30,		September 30,
Derivative Category	Operations Category	2014	2013	2014	2013
Interest rate derivative contract	Investment banking	$(809)	$(483)	$(2,178)	$(1,132)
Interest rate derivative contract	Institutional brokerage	1,368	(16,532)	(2,898)	4,930
Credit default swap index contract	Institutional brokerage	2,078	(1,918)	(845)	(650)
Equity option derivative contract	Institutional brokerage	693	—	1,112	—
		$3,330	$(18,933)	$(4,809)	$3,148

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The gross fair market value of all derivative instruments and their location on the Company’s consolidated statements of financial condition prior to counterparty netting are shown below by asset or liability position:

(Dollars in thousands)		Asset Value at		Liability Value at
		September 30,		September 30,
Derivative Category	Financial Condition Location	2014	Financial Condition Location	2014
Interest rate derivative contract	Financial instruments and other inventory positions owned	$389,825	Financial instruments and other inventory positions sold, but not yet purchased	$375,723
Credit default swap index contract	Financial instruments and other inventory positions owned	7,025	Financial instruments and other inventory positions sold, but not yet purchased	7,999
Equity option derivative contract	Financial instruments and other inventory positions owned	63	Financial instruments and other inventory positions sold, but not yet purchased	247
		$396,913		$383,969

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

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company’s financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company’s derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of September 30, 2014, the Company had $25.2 million of uncollateralized credit exposure with these counterparties (notional contract amount of $199.2 million), including $13.3 million of uncollateralized credit exposure with one counterparty.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

U.S. government agency securities – U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities and are categorized as Level II. Mortgage bonds include bonds secured by mortgages, mortgage pass-through securities, agency collateralized mortgage-obligation (“CMO”) securities and agency interest-only securities. Mortgage pass-through securities, CMO securities and interest-only securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore are generally categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields ranging from 11-598 basis points (“bps”) on spreads over U.S. treasury securities, or models based upon prepayment expectations ranging from 102-324 Public Securities Association (“PSA”) prepayment levels. These securities are categorized as Level II.

U.S. government securities – U.S. government securities include highly liquid U.S. treasury securities which are generally valued using quoted market prices and therefore categorized as Level I. The Company does not transact in securities of countries other than the U.S. government.

Derivatives – Derivative contracts include interest rate and basis swaps, forward purchase agreements, interest rate locks, treasury futures, options and credit default swap index contracts. These instruments derive their value from underlying assets, reference rates, indices or a combination of these factors. The Company's equity option derivative contracts are valued based on quoted prices from the exchange for identical assets or liabilities as of the period-end date. To the extent these contracts are actively traded and valuation adjustments are not applied, they are categorized as Level I. The Company’s credit default swap index contracts are valued using market price quotations and are classified as Level II. The majority of the Company’s interest rate derivative contracts, including both interest rate swaps and interest rate locks, are valued using market standard pricing models based on the net present value of estimated future cash flows. The valuation models used do not involve material subjectivity as the methodologies do not entail significant judgment and the pricing inputs are market observable, including contractual terms, yield curves and measures of volatility. These instruments are classified as Level II within the fair value hierarchy. Certain interest rate locks transact in less active markets and were valued using valuation models that included the previously mentioned observable inputs and certain unobservable inputs that required significant judgment, such as the premium over the MMD curve. These instruments are classified as Level III.

Investments

The Company’s investments valued at fair value include equity investments in private companies, investments in public companies, investments in registered mutual funds, and warrants of public or private companies. Exchange traded direct equity investments in public companies and registered mutual funds are valued based on quoted prices on active markets and classified as Level I. Company-owned warrants, which have a cashless exercise option, are valued based upon the Black-Scholes option-pricing model and certain unobservable inputs. The Company applies a liquidity discount to the value of its warrants in public and private companies. For warrants in private companies, valuation adjustments, based upon management’s judgment, are made to account for differences between the measured security and the stock volatility factors of comparable companies. Company-owned warrants are reported as Level III assets. Equity securities in private companies are valued based on an assessment of each underlying security, considering rounds of financing, third-party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA")) and changes in market outlook, among other factors. These securities are generally categorized as Level III.

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking and other investments at inception to reflect economic events in earnings on a timely basis. Merchant banking and other equity investments of $17.9 million and $16.1 million, included within investments on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets at September 30, 2014 and December 31, 2013, respectively. The realized and unrealized gains from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were $2.1 million and $9.5 million for the nine months ended September 30, 2014 and 2013, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level III financial instruments as of September 30, 2014:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	Discounted cash flow	Debt service coverage ratio (2)	5 - 69%	22.2%
Short-term securities	Discounted cash flow	Expected recovery rate (% of par) (2)	77 - 80%	79.6%
Asset-backed securities:
Collateralized by residential mortgages	Discounted cash flow	Credit default rates (3)	1 - 6%	3.4%
		Prepayment rates (4)	2 - 22%	4.3%
		Loss severity (3)	25 - 85%	66.0%
		Valuation yields (3)	5 - 10%	5.1%
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	3 - 15 bps	11.4 bps
Investments at fair value:
Warrants in public and private companies	Black-Scholes option pricing model	Liquidity discount rates (1)	30 - 40%	35.5%
Warrants in private companies	Black-Scholes option pricing model	Stock volatility factors of comparable companies (2)	23 - 94%	47.9%
Equity securities in private companies	Market approach	Revenue multiple (2)	2 - 6 times	3.6 times
		EBITDA multiple (2)	9 - 12 times	9.4 times

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	4 - 40 bps	15.9 bps
Sensitivity of the fair value to changes in unobservable inputs:

(1)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly lower/(higher) fair value measurement.

(2)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly higher/(lower) fair value measurement.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company’s financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of September 30, 2014:

				Counterparty
				and Cash
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$46,087	$8,299	$—	$—	$54,386
Convertible securities	—	164,580	—	—	164,580
Fixed income securities	—	41,482	—	—	41,482
Municipal securities:
Taxable securities	—	306,534	—	—	306,534
Tax-exempt securities	—	364,257	1,306	—	365,563
Short-term securities	—	77,491	731	—	78,222
Asset-backed securities	—	4,020	95,274	—	99,294
U.S. government agency securities	—	322,284	—	—	322,284
Derivative contracts	63	395,533	1,317	(345,664)	51,249
Total financial instruments and other inventory positions owned:	46,150	1,684,480	98,628	(345,664)	1,483,594

Cash equivalents	903	—	—	—	903

Investments at fair value	22,175	—	69,998	—	92,173
Total assets	$69,228	$1,684,480	$168,626	$(345,664)	$1,576,670

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$157,598	$881	$—	$—	$158,479
Fixed income securities	—	23,498	—	—	23,498
U.S. government agency securities	—	70,992	—	—	70,992
U.S. government securities	505,689	—	—	—	505,689
Derivative contracts	247	373,555	10,167	(373,636)	10,333
Total financial instruments and other inventory positions sold, but not yet purchased:	$663,534	$468,926	$10,167	$(373,636)	$768,991

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

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

The Company’s Level III assets were $168.6 million and $171.9 million, or 10.7 percent and 11.2 percent of financial instruments measured at fair value at September 30, 2014 and December 31, 2013, respectively. The value of transfers between levels are recognized at the beginning of the reporting period. There were no significant transfers between Level I, Level II or Level III for the nine months ended September 30, 2014.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

	Balance at					Realized	Unrealized	Balance at
	June 30,			Transfers	Transfers	gains/	gains/	September 30,
(Dollars in thousands)	2014	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2014
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$1,306	$—	$—	$—	$—	$—	$—	$1,306
Short-term securities	732	—	—	—	—	—	(1)	731
Asset-backed securities	129,126	58,028	(93,801)	515	—	1,377	29	95,274
Derivative contracts	627	—	—	—	—	—	690	1,317
Total financial instruments and other inventory positions owned:	131,791	58,028	(93,801)	515	—	1,377	718	98,628

Investments at fair value	58,567	10,500	(9)	—	—	9	931	69,998
Total assets	$190,358	$68,528	$(93,810)	$515	$—	$1,386	$1,649	$168,626

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$10,846	$(8,439)	$—	$—	$—	$8,439	$(679)	$10,167
Total financial instruments and other inventory positions sold, but not yet purchased:	$10,846	$(8,439)	$—	$—	$—	$8,439	$(679)	$10,167

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Balance at					Realized	Unrealized	Balance at
	June 30,			Transfers	Transfers	gains/	gains/	September 30,
(Dollars in thousands)	2013	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2013
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Convertible securities	$1,308	$—	$(1,615)	$—	$(251)	$839	$(281)	$—
Fixed income securities	100	—	—	—	—	—	—	100
Municipal securities:
Tax-exempt securities	1,433	—	—	—	—	—	—	1,433
Short-term securities	656	—	—	—	—	—	—	656
Asset-backed securities	151,396	99,763	(97,246)	—	—	(276)	3,405	157,042
Derivative contracts	17,879	—	(12,337)	—	—	12,337	(9,808)	8,071
Total financial instruments and other inventory positions owned:	172,772	99,763	(111,198)	—	(251)	12,900	(6,684)	167,302

Investments at fair value	53,567	—	(10,356)	—	(619)	5,942	(2,955)	45,579
Total assets	$226,339	$99,763	$(121,554)	$—	$(870)	$18,842	$(9,639)	$212,881

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$254	$(223)	$—	$—	$—	$223	$6,327	$6,581
Total financial instruments and other inventory positions sold, but not yet purchased:	$254	$(223)	$—	$—	$—	$223	$6,327	$6,581

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Balance at					Realized	Unrealized	Balance at
	December 31,			Transfers	Transfers	gains/	gains/	September 30,
(Dollars in thousands)	2013	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2014
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Fixed income securities	$100	$—	$(100)	$—	$—	$—	$—	$—
Municipal securities:
Tax-exempt securities	1,433	—	—	—	—	—	(127)	1,306
Short-term securities	656	—	(25)	—	—	6	94	731
Asset-backed securities	119,799	129,764	(163,047)	—	—	9,748	(990)	95,274
Derivative contracts	691	2,614	—	—	—	(2,614)	626	1,317
Total financial instruments and other inventory positions owned:	122,679	132,378	(163,172)	—	—	7,140	(397)	98,628

Investments at fair value	49,240	20,500	(2,368)	—	—	2,368	258	69,998
Total assets	$171,919	$152,878	$(165,540)	$—	$—	$9,508	$(139)	$168,626

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$6,643	$(16,751)	$—	$—	$—	$16,751	$3,524	$10,167
Total financial instruments and other inventory positions sold, but not yet purchased:	$6,643	$(16,751)	$—	$—	$—	$16,751	$3,524	$10,167

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Balance at					Realized	Unrealized	Balance at
	December 31,			Transfers	Transfers	gains/	gains/	September 30,
(Dollars in thousands)	2012	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2013
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Fixed income securities	$—	$100	$—	$—	$—	$—	$—	$100
Municipal securities:
Tax-exempt securities	1,429	1	—	—	—	(266)	269	1,433
Short-term securities	656	—	—	—	—	—	—	656
Asset-backed securities	116,171	448,175	(424,274)	—	—	20,562	(3,592)	157,042
Derivative contracts	827	710	(13,318)	—	—	12,523	7,329	8,071
Total financial instruments and other inventory positions owned:	119,083	448,986	(437,592)	—	—	32,819	4,006	167,302

Investments at fair value	33,245	15,363	(10,356)	—	(619)	5,946	2,000	45,579
Total assets	$152,328	$464,349	$(447,948)	$—	$(619)	$38,765	$6,006	$212,881

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$5,218	$(5,873)	$745	$—	$—	$5,115	$1,376	$6,581
Total financial instruments and other inventory positions sold, but not yet purchased:	$5,218	$(5,873)	$745	$—	$—	$5,115	$1,376	$6,581

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

Variable Interest Entities ("VIEs") are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities. The determination as to whether an entity is a VIE is based on the amount and nature of the members’ equity investment in the entity. The Company also considers other characteristics such as the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance. For those entities that meet the deferral provisions defined by FASB ASU No. 2010-10, "Consolidation: Amendments for Certain Investment Funds," ("ASU 2010-10"), the Company considers characteristics such as the ability to influence the decision making about the entity’s activities and how the entity is financed. The Company has identified certain of the entities described above as VIEs. These VIEs had net assets approximating $0.7 billion at September 30, 2014 and $0.8 billion at December 31, 2013. The Company’s exposure to loss from these VIEs is $9.7 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at September 30, 2014. The Company had no liabilities related to these VIEs at September 30, 2014 and December 31, 2013.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The Company is required to consolidate all VIEs for which it is considered to be the primary beneficiary. The determination as to whether the Company is considered to be the primary beneficiary is based on whether the Company has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For those entities that meet the deferral provisions defined by ASU 2010-10, the determination as to whether the Company is considered to be the primary beneficiary differs in that it is based on whether the Company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The Company determined it is not the primary beneficiary of these VIEs and accordingly does not consolidate them. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of September 30, 2014.

The Company has investments in a grantor trust which was established as part of a nonqualified deferred compensation plan. The Company is the primary beneficiary of the grantor trust. Accordingly, the assets and liabilities of the grantor trust are consolidated by the Company on the consolidated statements of financial condition. See Note 20 for additional information on the nonqualified deferred compensation plan.

The Company also originates CMOs through secondary market vehicles. The Company's risk of loss with respect to these entities is limited to the fair value of the securities held by the Company.

Note 9 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers and clearing organizations included:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Receivable arising from unsettled securities transactions	$156,686	$59,657
Deposits paid for securities borrowed	33,310	36,278
Receivable from clearing organizations	14,419	966
Deposits with clearing organizations	33,265	20,995
Securities failed to deliver	17,958	593
Other	35,552	8,624
	$291,190	$127,113

Amounts payable to brokers, dealers and clearing organizations included:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Payable arising from unsettled securities transactions	$63,836	$5,643
Payable to clearing organizations	8,590	9,462
Securities failed to receive	7,101	744
Other	4,817	11,873
	$84,344	$27,722

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

In the normal course of business, the Company obtains securities purchased under agreements to resell, securities borrowed and margin agreements on terms that permit it to repledge or resell the securities to others, typically pursuant to repurchase agreements. The Company obtained securities with a fair value of approximately $300.5 million and $212.4 million at September 30, 2014 and December 31, 2013, respectively, of which $292.7 million and $194.9 million, respectively, had been pledged or otherwise transferred to satisfy its commitments under financial instruments and other inventory positions sold, but not yet purchased.

The following is a summary of the Company’s securities sold under agreements to repurchase ("Repurchase Liabilities"), the fair market value of collateral pledged and the interest rate charged by the Company’s counterparty, which is based on LIBOR plus an applicable margin, as of September 30, 2014:

	Repurchase	Fair Market
(Dollars in thousands)	Liabilities	Value	Interest Rate
Term up to 30 day maturities:
Asset-backed securities	$11,796	$16,075	1.75 - 1.84%
Term of 30 to 90 day maturities:
Asset-backed securities	4,665	6,218	1.88%
On demand maturities:
Corporate securities:
Fixed income securities	10,907	11,488	0.55%
U.S. government agency securities	39,605	41,501	0.25 - 0.30%
	$66,973	$75,282

Reverse repurchase agreements, repurchase agreements and securities borrowed and loaned are reported on a net basis by counterparty when a legal right of offset exists. There were no gross amounts offset on the consolidated statements of financial condition for reverse repurchase agreements, securities borrowed or repurchase agreements at September 30, 2014 and December 31, 2013, respectively, as a legal right of offset did not exist. The Company had no outstanding securities lending arrangements as of September 30, 2014 or December 31, 2013. See Note 6 for information related to the Company's offsetting of derivative contracts.

For the nine months ended September 30, 2013, the Company revised its consolidated statements of cash flows to reflect a $36.9 million increase in securities sold under agreements to repurchase from operating activities to financing activities based upon the nature of the repurchase transactions. This change had no effect on net cash for the period presented.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 11 Investments

The Company’s proprietary investments include investments in private companies and partnerships, registered mutual funds, warrants of public and private companies and private company debt. Investments included:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Investments at fair value	$92,173	$69,930
Investments at cost	7,683	20,709
Investments accounted for under the equity method	25,311	21,404
Total investments	125,167	112,043

Less investments attributable to noncontrolling interests (1)	(30,344)	(21,137)
	$94,823	$90,906

(1)	Noncontrolling interests are attributable to third party ownership in a consolidated merchant banking fund and private equity investment vehicles.

Management regularly reviews the Company’s investments in private company debt and has concluded that no valuation allowance is needed as it is probable that all contractual principal and interest will be collected.

At September 30, 2014, investments carried on a cost basis had an estimated fair market value of $13.0 million. The estimated fair value of these investments was based on an assessment of each underlying security, considering rounds of financing, third-party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and EBITDA), and changes in market outlook, among other factors. Because valuation estimates were based upon management’s judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Note 12 Other Assets

Other assets included:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Net deferred income tax assets	$37,495	$36,252
Fee receivables	24,764	34,415
Accrued interest receivables	10,856	9,793
Forgivable loans, net	9,649	7,879
Prepaid expenses	3,697	5,237
Other	9,576	8,516
Total other assets	$96,037	$102,092

Note 13 Goodwill and Intangible Assets

The following table presents the changes in the carrying value of goodwill and intangible assets from continuing operations for the nine months ended September 30, 2014:

	Capital	Asset
(Dollars in thousands)	Markets	Management	Total
Goodwill
Balance at December 31, 2013	$13,790	$196,844	$210,634
Goodwill acquired	—	—	—
Impairment charge	—	—	—
Measurement period adjustment	1,244	—	1,244
Balance at September 30, 2014	$15,034	$196,844	$211,878

Intangible assets
Balance at December 31, 2013	$5,316	$34,614	$39,930
Amortization of intangible assets	(2,229)	(4,725)	(6,954)
Balance at September 30, 2014	$3,087	$29,889	$32,976

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 14 Short-Term Financing

The following is a summary of short-term financing and the weighted average interest rate on borrowings:

	Outstanding Balance		Weighted Average Interest Rate
	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)	2014	2013	2014	2013
Commercial paper (secured)	$247,795	$280,294	1.51%	1.59%
Prime broker arrangement	—	234,417	N/A	0.90%
Bank lines (secured)	91,000	—	1.50%	N/A
Total short-term financing	$338,795	$514,711

The Company issues secured commercial paper to fund a portion of its securities inventory. The commercial paper notes (“CP Notes”) can be issued with maturities of 27 days to 270 days from the date of issuance. The CP Notes are issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and are secured by different inventory classes. As of September 30, 2014, the weighted average maturity of CP Series A, CP Series II A and CP Series III A was 140 days, 200 days and 35 days, respectively. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin. CP Series III A includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain excess net capital of $120 million.

The Company has established an arrangement to obtain financing with a prime broker related to its municipal bond funds. Financing under this arrangement is secured by certain securities, primarily municipal securities, and collateral limitations could reduce the amount of funding available under this arrangement. The prime broker financing activities are recorded net of receivables from trading activity. The funding is at the discretion of the prime broker subject to a notice period.

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

The Company’s committed short-term bank line financing at September 30, 2014 consisted of a one-year $250 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2013. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 27, 2014. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At September 30, 2014, the Company had no advances against this line of credit.

The Company’s uncommitted secured lines at September 30, 2014 totaled $185 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company’s uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. At September 30, 2014, the Company had $91.0 million in advances against these lines of credit.

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

The Amended Note Purchase Agreement includes covenants that, among other things, require the Company to maintain a minimum consolidated tangible net worth and regulatory net capital, limit the Company's leverage ratio and require the Company to maintain a minimum ratio of operating cash flow to fixed charges. With respect to the net capital covenant, the Company's U.S. broker dealer subsidiary is required to maintain minimum net capital of $120 million. At September 30, 2014, the Company was in compliance with all covenants.

The Notes are recorded at amortized cost. As of September 30, 2014, the carrying value of the Notes approximates fair value.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Operating Lease Commitments

The Company leases office space throughout the United States and in a limited number of foreign countries where the Company’s international operations reside. Aggregate minimum lease commitments under operating leases as of September 30, 2014 are as follows:

(Dollars in thousands)
Remainder of 2014	$2,651
2015	12,244
2016	11,901
2017	9,877
2018	9,563
Thereafter	35,441
$81,677

Note 17 Restructuring

For the nine months ended September 30, 2013, the Company incurred pre-tax restructuring charges of $2.9 million from continuing operations. The charges resulted from severance benefits of $2.1 million, $0.5 million for vacating redundant leased office space and $0.3 million for contract termination costs.

Note 18 Shareholders’ Equity

Share Repurchases

In the third quarter of 2012, the Company’s board of directors authorized the repurchase of up to $100.0 million in common shares through September 30, 2014. During the nine months ended September 30, 2014, the Company did not repurchase any shares of the Company's outstanding common stock related to this authorization. The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. The Company purchased 251,004 shares or $10.6 million of the Company’s common stock for this purpose during the nine months ended September 30, 2014.

In the third quarter of 2014, the Company's board of directors authorized the repurchase of up to $100.0 million in common shares through September 30, 2016. This share repurchase authorization became effective on October 1, 2014.

Issuance of Shares

During the nine months ended September 30, 2014, the Company issued 103,598 common shares out of treasury stock in fulfillment of $4.2 million in obligations under the Piper Jaffray Companies Retirement Plan (the “Retirement Plan”) and issued 635,347 common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 20. During the nine months ended September 30, 2013, the Company issued 96,049 common shares out of treasury stock in fulfillment of $3.9 million in obligations under the Retirement Plan and issued 770,189 common shares out of treasury stock as a result of employee restricted share vesting.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 19 Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders’ proportionate share of the equity in a municipal bond fund of $110.4 million, a merchant banking fund of $22.9 million and private equity investment vehicles aggregating $7.4 million as of September 30, 2014. As of December 31, 2013, noncontrolling interests included the minority equity holders’ proportionate share of the equity in a municipal bond fund of $126.3 million, a merchant banking fund of $14.1 million and private equity investment vehicles aggregating $7.0 million.

Ownership interests in entities held by parties other than the Company’s common shareholders are presented as noncontrolling interests within shareholders’ equity, separate from the Company’s own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company’s common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the nine months ended September 30, 2014 and 2013, respectively.

	Common		Total
	Shareholders’	Noncontrolling	Shareholders’
(Dollars in thousands)	Equity	Interests	Equity
Balance at December 31, 2013	$734,676	$147,396	$882,072
Net income	50,629	9,721	60,350
Amortization/issuance of restricted stock	22,114	—	22,114
Issuance of treasury shares for options exercised	3,644	—	3,644
Repurchase of common stock for employee tax withholding	(10,563)	—	(10,563)
Issuance of treasury shares for 401k match	4,156	—	4,156
Shares reserved/issued for director compensation	120	—	120
Other comprehensive loss	(143)	—	(143)
Fund capital withdrawals, net	—	(16,402)	(16,402)
Balance at September 30, 2014	$804,633	$140,715	$945,348

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

The following table provides a summary of the Company’s outstanding equity awards (in shares or units) as of September 30, 2014:

Incentive Plan
Restricted Stock
Annual grants	811,513
Sign-on grants	267,651
1,079,164
Inducement Plan
Restricted Stock	29,159

Total restricted stock related to compensation	1,108,323

ARI deal consideration (1)	104,496

Total restricted stock outstanding	1,212,819

Incentive Plan
Restricted Stock Units
Leadership grants	405,826

Incentive Plan
Stock options outstanding	261,259

(1)	The Company issued restricted stock as part of deal consideration in conjunction with the acquisition of ARI.

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company’s employees and directors for up to 7.0 million shares of common stock (1.0 million shares remained available for future issuance under the Incentive Plan as of September 30, 2014). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.

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

Stock-Based Compensation Activity

The Company recorded total compensation expense within continuing operations of $7.2 million and $6.0 million for the three months ended September 30, 2014 and 2013, respectively, and $20.5 million and $10.4 million for the nine months ended September 30, 2014 and 2013, respectively, related to employee restricted stock and restricted stock unit awards. Total compensation cost includes year-end compensation for Annual Grants and the amortization of Sign-on Grants, less forfeitures of $0.5 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and $0.6 million and $0.8 million for the nine months ended September 30, 2014 and 2013, respectively. The tax benefit related to stock-based compensation costs totaled $2.8 million and $2.3 million for the three months ended September 30, 2014 and 2013, respectively, and $8.0 million and $4.0 million for the nine months ended September 30, 2014 and 2013, respectively.

The following table summarizes the changes in the Company’s unvested restricted stock (including the unvested restricted stock issued as part of the deal consideration for ARI) under the Incentive Plan and Inducement Plan for the nine months ended September 30, 2014:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2013	1,582,062	$35.25
Granted	415,413	40.34
Vested	(765,283)	35.17
Canceled	(19,373)	36.19
September 30, 2014	1,212,819	$37.03

The following summarizes the changes in the Company’s unvested restricted stock units under the Incentive Plan for the nine months ended September 30, 2014:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2013	290,536	$15.83
Granted	115,290	23.42
Vested	—	—
Canceled	—	—
September 30, 2014	405,826	$17.99

As of September 30, 2014, there was $11.5 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.5 years.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the Company’s outstanding stock options for the nine months ended September 30, 2014:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2013	469,289	$44.83	2.0	$288,318
Granted	—	—
Exercised	(94,478)	38.57
Canceled	(55)	39.62
Expired	(113,497)	47.72
September 30, 2014	261,259	$45.83	2.0	$2,527,750

Options exercisable at September 30, 2014	261,259	$45.83	2.0	$2,527,750

As of September 30, 2014, there was no unrecognized compensation cost related to stock options expected to be recognized over future years.

The intrinsic value of options exercised and the resulting tax benefit realized was $1.1 million and $0.4 million, respectively, for the nine months ended September 30, 2014. There were no options exercised for the nine months ended September 30, 2013.

Deferred Compensation Plans

In 2013, the Company adopted a nonqualified deferred compensation plan, an unfunded plan which allows certain highly compensated employees, at their election, to defer a percentage of their base salary, commissions and/or cash bonuses. The deferrals vest immediately and are non-forfeitable. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. Investments in the grantor trust, consisting of mutual funds, totaled $6.5 million as of September 30, 2014, and are included in investments on the consolidated statements of financial condition. The compensation deferred by the employees is expensed in the period earned. The deferred compensation liability was $6.5 million as of September 30, 2014. Changes in the fair value of the investments made by the Company are reported in investment income/(loss) and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expenses on the consolidated statements of operations.

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
The computation of earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2014	2013	2014	2013
Net income from continuing operations applicable to Piper Jaffray Companies	$14,668	$6,851	$50,629	$21,877
Net loss from discontinued operations	—	(1,529)	—	(3,921)
Net income applicable to Piper Jaffray Companies	14,668	5,322	50,629	17,956
Earnings allocated to participating securities (1)	(1,116)	(496)	(4,243)	(1,793)
Net income applicable to Piper Jaffray Companies’ common shareholders (2)	$13,552	$4,826	$46,386	$16,163

Shares for basic and diluted calculations:
Average shares used in basic computation	15,066	14,621	14,880	15,271
Stock options	63	5	54	13
Average shares used in diluted computation	15,129	14,626	14,934	15,284

Earnings/(loss) per basic common share:
Income from continuing operations	$0.90	$0.42	$3.12	$1.29
Loss from discontinued operations	—	(0.09)	—	(0.23)
Earnings per basic common share	$0.90	$0.33	$3.12	$1.06

Earnings/(loss) per diluted common share:
Income from continuing operations	$0.90	$0.42	$3.11	$1.29
Loss from discontinued operations	—	(0.09)	—	(0.23)
Earnings per diluted common share	$0.90	$0.33	$3.11	$1.06

(1)
Represents the allocation of earnings to participating securities. Losses are not allocated to participating securities. Participating securities include all of the Company’s unvested restricted shares. The weighted average participating shares outstanding were 1,245,665 and 1,504,665 for the three months ended September 30, 2014 and 2013, respectively, and 1,366,489 and 1,695,130 for the nine months ended September 30, 2014 and 2013, respectively.

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

The anti-dilutive effects from stock options were immaterial for the nine months ended September 30, 2014 and 2013.

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

Segment pre-tax operating income and segment pre-tax operating margin exclude the results of discontinued operations.

Reportable segment financial results from continuing operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Capital Markets
Investment banking
Financing
Equities	$14,269	$30,010	$93,628	$66,085
Debt	14,435	12,808	48,148	51,971
Advisory services	66,320	20,215	145,743	39,165
Total investment banking	95,024	63,033	287,519	157,221

Institutional sales and trading
Equities	16,711	22,958	59,337	65,077
Fixed income	22,737	17,083	69,060	49,732
Total institutional sales and trading	39,448	40,041	128,397	114,809

Management and performance fees	1,387	1,094	4,512	2,677

Investment income	5,224	7,892	20,600	14,213

Long-term financing expenses	(1,613)	(1,797)	(5,058)	(5,618)

Net revenues	139,470	110,263	435,970	283,302

Operating expenses (1)	119,001	103,906	364,622	266,301

Segment pre-tax operating income	$20,469	$6,357	$71,348	$17,001

Segment pre-tax operating margin	14.7%	5.8%	16.4%	6.0%

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Asset Management
Management and performance fees
Management fees	$19,738	$17,547	$59,474	$52,191
Performance fees	470	60	834	716
Total management and performance fees	20,208	17,607	60,308	52,907

Investment income/(loss)	(252)	444	1,312	1,410

Net revenues	19,956	18,051	61,620	54,317

Operating expenses (1)	14,733	12,348	44,146	37,757

Segment pre-tax operating income	$5,223	$5,703	$17,474	$16,560

Segment pre-tax operating margin	26.2%	31.6%	28.4%	30.5%

Total
Net revenues	$159,426	$128,314	$497,590	$337,619

Operating expenses (1)	133,734	116,254	408,768	304,058

Pre-tax operating income	$25,692	$12,060	$88,822	$33,561

Pre-tax operating margin	16.1%	9.4%	17.9%	9.9%

(1)	Operating expenses include intangible asset amortization expense as set forth in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Capital Markets	$743	$1,238	$2,229	$1,238
Asset Management	1,575	1,661	4,725	4,983
Total intangible asset amortization expense	$2,318	$2,899	$6,954	$6,221

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Net revenues:
United States	$153,375	$126,458	$486,251	$329,379
Europe	6,051	1,856	11,339	8,240
Consolidated	$159,426	$128,314	$497,590	$337,619

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Long-lived assets are allocated to geographic locations based upon the location of the asset. The following table presents long-lived assets by geographic region:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Long-lived assets:
United States	$293,823	$296,516
Europe	5,899	6,414
Consolidated	$299,722	$302,930

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

At September 30, 2014, net capital calculated under the SEC rule was $164.2 million, and exceeded the minimum net capital required under the SEC rule by $163.2 million.

The Company’s committed short-term credit facility and its variable rate senior notes include covenants requiring Piper Jaffray to maintain minimum net capital of $120 million. CP Notes issued under CP Series III A include a covenant that requires Piper Jaffray to maintain excess net capital of $120 million.

Piper Jaffray Ltd., a broker dealer subsidiary registered in the United Kingdom, was subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of September 30, 2014, Piper Jaffray Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Note 24 Income Taxes

The Company's effective income tax rate from continuing operations, excluding noncontrolling interests, for the three months ended September 30, 2014 was 36.9 percent, compared to 29.6 percent for the three months ended September 30, 2013. For the nine months ended September 30, 2014, the Company's effective income tax rate from continuing operations, excluding noncontrolling interests, was 36.0 percent, compared to 31.6 percent for the nine months ended September 30, 2013. The effective income tax rate for the three and nine months ended September 30, 2013 was unusually low due to the impact of tax-exempt interest income representing a larger proportion of the pre-tax income from continuing operations.

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

Explanation of Non-GAAP Financial Measures

We have included financial measures that are not prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These non-GAAP financial measures include adjustments to exclude (1) revenues and expenses related to noncontrolling interests, (2) amortization of intangible assets related to acquisitions, (3) compensation from acquisition-related agreements and (4) restructuring and acquisition integration costs. These adjustments affect the following financial measures: net revenues, compensation expenses, non-compensation expenses, net income applicable to Piper Jaffray Companies, earnings per diluted common share, segment net revenues, segment operating expenses, segment pre-tax operating income and segment pre-tax operating margin. Management believes that presenting these results and measures on an adjusted basis in conjunction with U.S. GAAP measures provides the most meaningful basis for comparison of our operating results across periods.

Executive Overview

Our continuing operations are principally engaged in providing investment banking, institutional brokerage, asset management and related financial services to corporations, private equity groups, public entities, non-profit entities and institutional investors in the United States and Europe. We operate through two reportable business segments:

Capital Markets – The Capital Markets segment provides institutional sales, trading and research services and investment banking services. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Investment banking services include management of and participation in underwritings, merger and acquisition services and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Also, we generate revenue through strategic trading and investing activities, which focus on proprietary investments in a variety of securities, including municipal bonds, mortgage-backed securities, and equity securities, and merchant banking activities that involve equity or debt investments in late stage private companies. As certain of these efforts have matured and an investment process has been developed, we have created alternative asset management funds in merchant banking and municipal securities in order to invest firm capital as well as to seek capital from outside investors. We receive management and performance fees for managing these funds.

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

Results for the three and nine months ended September 30, 2014

Net income applicable to Piper Jaffray Companies from continuing operations in the third quarter of 2014 was $14.7 million, or $0.90 per diluted common share, compared with $6.9 million, or $0.42 per diluted common share, for the prior-year period. Net revenues from continuing operations for the three months ended September 30, 2014 were $159.4 million, an increase of 24.2 percent from $128.3 million reported in the year-ago period, due to higher advisory services revenues, partially offset by lower equity financing revenues. For the three months ended September 30, 2014, non-compensation expenses from continuing operations were $36.6 million, consistent with $36.8 million in the third quarter of 2013.

For the three months ended September 30, 2014, adjusted net income applicable to Piper Jaffray Companies from continuing operations was $16.9 million(1), or $1.03(1) per diluted common share, compared with $11.6 million(1), or $0.72(1) per diluted common share, for the prior-year period. Adjusted net revenues for the three months ended September 30, 2014 were $155.9 million(1), an increase of 24.7 percent from $125.0 million(1) reported in the year-ago period. For the three months ended September 30, 2014, adjusted non-compensation expenses were $33.1 million(1), up 13.6 percent from $29.1 million(1) for the three months ended September 30, 2013.

Net income applicable to Piper Jaffray Companies from continuing operations in the first nine months of 2014 was $50.6 million, or $3.11 per diluted common share, compared with $21.9 million, or $1.29 per diluted common share, for the prior-year period. For the twelve months ended September 30, 2014, we generated a rolling twelve month return on average common shareholders' equity of 10.2 percent, compared with 4.1 percent for the rolling twelve months ended September 30, 2013. Net revenues from continuing operations for the nine months ended September 30, 2014 were $497.6 million, up 47.4 percent from $337.6 million in the year-ago period, due to higher equity financing and advisory services revenues, and higher fixed income institutional brokerage revenues. For the nine months ended September 30, 2014, non-compensation expenses from continuing operations were $108.0 million, an increase of 15.5 percent compared with $93.5 million for the nine months ended September 30, 2013, due to incremental costs associated with the acquisitions of Seattle-Northwest and Edgeview, higher third party marketing fees associated with our asset management business, and higher professional fees. Additionally, non-compensation expenses from continuing operations were reduced in the first nine months of 2013 due to the receipt of insurance proceeds for the reimbursement of prior legal settlements.

For the nine months ended September 30, 2014, adjusted net income applicable to Piper Jaffray Companies from continuing operations was $57.4 million(1), or $3.52(1) per diluted common share, compared with $29.1 million(1), or $1.71(1) per diluted common share, for the prior-year period. Adjusted net revenues for the nine months ended September 30, 2014 increased 45.0 percent to $484.0 million(1), compared with $333.8 million(1) reported in the year-ago period. For the nine months ended September 30, 2014, adjusted non-compensation expenses were $97.2 million(1), up 19.8 percent from $81.2 million(1) for the nine months ended September 30, 2013.

(1)	Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Net revenues:
Net revenues – U.S. GAAP basis	$159,426	$128,314	$497,590	$337,619
Adjustments:
Revenue related to noncontrolling interests	(3,576)	(3,291)	(13,545)	(3,861)
Adjusted net revenues	$155,850	$125,023	$484,045	$333,758

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$36,554	$36,828	$108,023	$93,527
Adjustments:
Non-compensation expenses related to noncontrolling interests	(1,148)	(968)	(3,824)	(2,307)
Restructuring and integration costs	—	(3,823)	—	(3,823)
Amortization of intangible assets related to acquisitions	(2,318)	(2,899)	(6,954)	(6,221)
Adjusted non-compensation expenses	$33,088	$29,138	$97,245	$81,176

Net income from continuing operations applicable to Piper Jaffray Companies:
Net income from continuing operations applicable to Piper Jaffray Companies - U.S. GAAP basis	$14,668	$6,851	$50,629	$21,877
Adjustments:
Compensation from acquisition-related agreements	801	599	2,454	991
Restructuring and integration costs	—	2,336	—	2,336
Amortization of intangible assets related to acquisitions	1,416	1,860	4,331	3,890
Adjusted net income from continuing operations applicable to Piper Jaffray Companies	$16,885	$11,646	$57,414	$29,094

Earnings per diluted common share from continuing operations:
Earnings per diluted common share - U.S. GAAP basis	$0.90	$0.42	$3.11	$1.29
Adjustments:
Compensation from acquisition-related agreements	0.05	0.04	0.15	0.06
Restructuring and integration costs	—	0.14	—	0.14
Amortization of intangible assets related to acquisitions	0.09	0.12	0.27	0.23
Adjusted earnings per diluted common share from continuing operations	$1.03	$0.72	$3.52	$1.71

External Factors Impacting Our Business

Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Overall market conditions are a product of many factors, which are beyond our control and mostly unpredictable. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the demand for investment banking services as reflected by the number and size of equity and debt financings and merger and acquisition transactions, the volatility of the equity and fixed income markets, changes in interest rates (especially rapid and extreme changes) and credit spreads, the level and shape of various yield curves, the volume and value of trading in securities, overall equity valuations, and the demand for asset management services.

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

As a participant in the financial services industry, we are subject to complex and extensive regulation of our business. In recent years and following the credit crisis of 2008, legislators and regulators increased their focus on the regulation of the financial services industry, resulting in fundamental changes to the manner in which the industry is regulated and increased regulation in a number of areas. For example, the Securities and Exchange Commission has adopted final rules pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act governing municipal advisors. Under these rules, municipal advisors must comply with federal fiduciary standards and other business conduct rules when advising state and local governments or companies regarding the issuance of municipal securities, investment of their proceeds or derivative transactions. Changes in the regulatory environment in which we operate could affect our business and the competitive environment, potentially adversely.

Outlook for the remainder of 2014

We expect continuing improvement in U.S. economic growth throughout the remainder of 2014, however weakening economic conditions in major economies internationally and an increase in the value of the U.S. dollar relative to other currencies could slow U.S. growth. We believe interest rates generally will move in response to the rate of economic growth and inflation expectations in the U.S., but will continue to be sensitive to the Federal Reserve's short-term interest rate policies and guidance. Numerous geopolitical factors in the form of political and military conflicts, and a potential eruption of a pandemic disease, continue to percolate across the globe. An escalation of these conflicts or worsening of conditions could create economic uncertainties impacting the U.S. equity and debt markets. These factors may put downward pressure on U.S. interest rates as international investors seek a safe haven during periods of economic and political duress.

Mixed equity market conditions in the third quarter of 2014 resulted in varied financial results among our equity-related businesses. These conditions adversely impacted capital raising in our growth sectors, resulting in decreased equity financing revenues. The low levels of volatility depressed equity trading activity, negatively impacting our equity institutional brokerage revenues. However, attractive valuation levels and low volatility drove strong mergers and acquisitions activity. We expect that a challenging environment will persist for the remainder of 2014 for the equity markets, which may include heightened volatility. While the higher volatility benefits our equity sales and trading business, a prolonged market correction is likely to be disruptive to capital raising. We believe our advisory services business will continue to perform well through the end of 2014.

A rising interest rate environment for the remainder of 2014 and into 2015 may generate mixed financial results across our debt financing and fixed income institutional brokerage businesses. An expectation of rising interest rates has reduced fixed income trading volumes, which has decreased our customer flow trading revenues. We expect subdued debt underwriting activity for the remainder of 2014 as refinancing activity remains muted and new issuance activity volume continues to lag historical levels. The strength of our broader product offerings and investments in our public finance business over the past few years will benefit us during these challenging conditions. We will continue to manage our inventories and hedging strategies to mitigate market volatility and our exposure to interest rates.

Asset management revenues will continue to be dependent upon valuations and our investment performance, which can impact the amount of client inflows and outflows of assets under management.

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

Financial Summary for the three months ended September 30, 2014 and September 30, 2013

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	September 30,			September 30,
			2014
(Dollars in thousands)	2014	2013	v2013	2014	2013
Revenues:
Investment banking	$94,911	$62,848	51.0%	59.5%	49.0%
Institutional brokerage	35,923	35,318	1.7	22.5	27.5
Asset management	21,595	18,701	15.5	13.5	14.6
Interest	10,828	12,360	(12.4)	6.8	9.6
Investment income	2,690	5,279	(49.0)	1.7	4.1
Total revenues	165,947	134,506	23.4	104.1	104.8

Interest expense	6,521	6,192	5.3	4.1	4.8

Net revenues	159,426	128,314	24.2	100.0	100.0

Non-interest expenses:
Compensation and benefits	97,180	79,426	22.4	61.0	61.9
Occupancy and equipment	8,312	6,509	27.7	5.2	5.1
Communications	5,661	5,778	(2.0)	3.6	4.5
Floor brokerage and clearance	1,905	2,109	(9.7)	1.2	1.6
Marketing and business development	6,827	5,447	25.3	4.3	4.2
Outside services	9,155	8,082	13.3	5.7	6.3
Restructuring and integration costs	—	3,823	N/M	—	3.0
Intangible asset amortization expense	2,318	2,899	(20.0)	1.5	2.3
Other operating expenses	2,376	2,181	8.9	1.5	1.7
Total non-interest expenses	133,734	116,254	15.0	83.9	90.6

Income from continuing operations before income tax expense	25,692	12,060	113.0	16.1	9.4

Income tax expense	8,596	2,886	197.9	5.4	2.2

Income from continuing operations	17,096	9,174	86.4	10.7	7.1

Discontinued operations:
Loss from discontinued operations, net of tax	—	(1,529)	N/M	—	(1.2)

Net income	17,096	7,645	123.6	10.7	6.0

Net income applicable to noncontrolling interests	2,428	2,323	4.5	1.5	1.8

Net income applicable to Piper Jaffray Companies	$14,668	$5,322	175.6%	9.2%	4.1%
N/M — Not meaningful

For the three months ended September 30, 2014, we recorded net income applicable to Piper Jaffray Companies of $14.7 million. Net revenues from continuing operations for the three months ended September 30, 2014 were $159.4 million, a 24.2 percent increase compared to $128.3 million in the year-ago period. In the third quarter of 2014, investment banking revenues were $94.9 million, compared with $62.8 million in the prior-year period, due to strong advisory services revenues, with momentum continuing from the first half of 2014. For the three months ended September 30, 2014, institutional brokerage revenues were $35.9 million, compared with $35.3 million in the third quarter of 2013. In the third quarter of 2014, asset management fees increased 15.5 percent to $21.6 million, compared with $18.7 million in the third quarter of 2013, due to higher management fees from increased assets under management, related to our master limited partnership ("MLP") product offering. For the three months ended September 30, 2014, net interest income decreased to $4.3 million, compared with $6.2 million in the prior-year period. The decrease primarily resulted from lower interest income earned on municipal securities and a merchant banking debt investment that was repaid in the second quarter of 2014. For the three months ended September 30, 2014, investment income was $2.7 million, compared with $5.3 million in the prior-year period as we recorded lower investment gains associated with our merchant banking activities and other firm investments. Non-interest expenses from continuing operations were $133.7 million for the three months ended September 30, 2014, an increase of 15.0 percent compared to $116.3 million in the prior year, primarily resulting from higher compensation expenses due to increased revenues and improved operating performance.

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

For the three months ended September 30, 2014, compensation and benefits expenses increased 22.4 percent to $97.2 million from $79.4 million in the corresponding period of 2013 due to improved financial results. Compensation and benefits expenses as a percentage of net revenues was 61.0 percent in the third quarter of 2014, compared with 61.9 percent in the third quarter of 2013. The lower compensation expense ratio was due to an increased revenue base.

Occupancy and Equipment – For the three months ended September 30, 2014, occupancy and equipment expenses increased 27.7 percent to $8.3 million, compared with $6.5 million in the corresponding period of 2013. The increase was primarily the result of incremental occupancy expenses related to our office space in New York City, the majority of which are one-time in nature.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the three months ended September 30, 2014, communication expenses were $5.7 million, compared with $5.8 million for the three months ended September 30, 2013.

Floor Brokerage and Clearance – For the three months ended September 30, 2014, floor brokerage and clearance expenses were $1.9 million, compared with $2.1 million in the corresponding period of 2013, due to lower trading expenses resulting from reduced trading volumes.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. For the three months ended September 30, 2014, marketing and business development expenses increased 25.3 percent to $6.8 million, compared with $5.4 million for the three months ended September 30, 2013, due to higher third party marketing fees associated with our asset management business, as well as higher travel expenses.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses increased 13.3 percent to $9.2 million in the third quarter of 2014, compared with $8.1 million in the corresponding period of 2013. Excluding the portion of expenses from non-controlled equity interests in our consolidated alternative asset management funds, outside services expenses increased 11.6 percent due primarily to higher legal and other professional fees.

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

Intangible Asset Amortization Expense – Intangible asset amortization expense includes the amortization of definite-lived intangible assets consisting of customer relationships and non-competition agreements. For the three months ended September 30, 2014, intangible asset amortization expense was $2.3 million, compared with $2.9 million in the three months ended September 30, 2013.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses were $2.4 million in the third quarter of 2014, compared with $2.2 million in the third quarter of 2013.

Income Taxes – For the three months ended September 30, 2014, our provision for income taxes was $8.6 million equating to an effective tax rate, excluding noncontrolling interests, of 36.9 percent, compared with $2.9 million in the prior-year period equating to an effective tax rate, excluding noncontrolling interests, of 29.6 percent. The reduced effective tax rate for the three months ended September 30, 2013 was due to the impact of tax-exempt interest income representing a larger proportion of our pre-tax income.

Segment Performance from Continuing Operations

We measure financial performance by business segment. Our two reportable segments are Capital Markets and Asset Management. We determined these segments based upon the nature of the financial products and services provided to customers and our management organization. Segment pre-tax operating income and segment pre-tax operating margin are used to evaluate and measure segment performance by our chief operating decision maker in deciding how to allocate resources and in assessing performance in relation to our competitors. Revenues and expenses directly associated with each respective segment are included in determining segment operating results. Revenues and expenses that are not directly attributable to a particular segment are allocated based upon our allocation methodologies, generally based on each segment’s respective net revenues, use of shared resources, headcount or other relevant measures.

Throughout this section, we have presented segment results on both a U.S. GAAP and non-GAAP basis. Management believes that presenting adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin in conjunction with the U.S. GAAP measures provides a more meaningful basis for comparison of its operating results and underlying trends between periods.

Adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin exclude (1) revenues and expenses related to noncontrolling interests, (2) amortization of intangible assets related to acquisitions (3) compensation from acquisition-related agreements and (4) restructuring and integration costs. For U.S. GAAP purposes, these items are included in each of their respective line items on the consolidated statements of operations.

Capital Markets

The following table sets forth the Capital Markets adjusted segment financial results from continuing operations and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Three Months Ended September 30,
	2014				2013
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Financing
Equities	$14,269	$—	$—	$14,269	$30,010	$—	$—	$30,010
Debt	14,435	—	—	14,435	12,808	—	—	12,808
Advisory services	66,320	—	—	66,320	20,215	—	—	20,215
Total investment banking	95,024	—	—	95,024	63,033	—	—	63,033

Institutional sales and trading
Equities	16,711	—	—	16,711	22,958	—	—	22,958
Fixed income	22,737	—	—	22,737	17,083	—	—	17,083
Total institutional sales and trading	39,448	—	—	39,448	40,041	—	—	40,041

Management and performance fees	1,387	—	—	1,387	1,094	—	—	1,094

Investment income	1,648	3,576	—	5,224	4,601	3,291	—	7,892

Long-term financing expenses	(1,613)	—	—	(1,613)	(1,797)	—	—	(1,797)

Net revenues	135,894	3,576	—	139,470	106,972	3,291	—	110,263

Operating expenses	116,120	1,148	1,733	119,001	97,217	968	5,721	103,906

Segment pre-tax operating income	$19,774	$2,428	$(1,733)	$20,469	$9,755	$2,323	$(5,721)	$6,357

Segment pre-tax operating margin	14.6%			14.7%	9.1%			5.8%

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
Other adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Three Months Ended September 30,
(Dollars in thousands)	2014	2013
Compensation from acquisition-related agreements	$990	$660
Restructuring and integration costs	—	3,823
Amortization of intangible assets related to acquisitions	743	1,238
	$1,733	$5,721

Capital Markets adjusted net revenues increased 27.0 percent to $135.9 million for the three months ended September 30, 2014, compared with $107.0 million in the prior-year period.

Investment banking revenues comprise all of the revenues generated through financing and advisory services activities. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.

In the third quarter of 2014, investment banking revenues increased 50.8 percent to $95.0 million compared with $63.0 million in the corresponding period of the prior year, due to strong advisory services revenues as conditions in the equity markets remained favorable for mergers and acquisitions activity. For the three months ended September 30, 2014, equity financing revenues were $14.3 million, compared with $30.0 million in the prior-year period, due to fewer completed transactions and lower revenue per transaction as equity capital raising in the growth sectors in which we compete declined in the current quarter. During the third quarter of 2014, we completed 15 equity financings, raising $3.5 billion for our clients, compared with 27 equity financings, raising $4.8 billion for our clients in the comparable year-ago period. Debt financing revenues for the three months ended September 30, 2014 were $14.4 million, up 12.7 percent compared with $12.8 million in the year-ago period, due to higher public finance revenues from more completed transactions. During the third quarter of 2014, we completed 85 negotiated public finance issues with a total par value of $1.8 billion, compared with 61 negotiated public finance issues with a total par value of $1.3 billion during the prior-year period. For the three months ended September 30, 2014, advisory services revenues increased to $66.3 million, compared with $20.2 million in the third quarter of 2013, due to higher U.S. equity advisory services revenues from more completed transactions and higher revenue per transaction. Low volatility and attractive valuation levels, combined with our strategic focus to strengthen our mergers and acquisitions position in the middle market, resulted in increased revenues in the current quarter. We completed 22 transactions with an aggregate enterprise value of $4.7 billion in the third quarter of 2014, compared with 11 transactions with an aggregate enterprise value of $1.2 billion in the third quarter of 2013.

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

For the three months ended September 30, 2014, institutional brokerage revenues were $39.4 million, compared with $40.0 million in the prior-year period. Equity institutional brokerage revenues decreased 27.2 percent to $16.7 million in the third quarter of 2014, compared with $23.0 million in the corresponding period of 2013, as low volatility in the equity markets resulted in reduced client trading volumes. Also contributing to this decline was an absence of block trades during the quarter and losses from our equity strategic trading activities compared to trading gains in the prior-year period. For the three months ended September 30, 2014, fixed income institutional brokerage revenues increased 33.1 percent to $22.7 million, compared with $17.1 million in the prior-year period, due to higher trading gains as client trading volumes remained relatively flat.

Management and performance fees include the fees generated from our municipal bond and merchant banking funds. For the three months ended September 30, 2014, management and performance fees were $1.4 million, compared with $1.1 million in the prior-year period.

Adjusted investment income includes realized and unrealized gains and losses on our investments in the merchant banking fund and the municipal bond fund that we manage for third-party investors, and other firm investments. For the three months ended September 30, 2014, adjusted investment income was $1.6 million, compared to $4.6 million in the corresponding period of 2013. The decrease resulted from lower gains on our merchant banking activities and other firm investments.

Long-term financing expenses primarily represent interest paid on our variable rate senior notes. For the three months ended September 30, 2014, long-term financing expenses decreased to $1.6 million, compared with $1.8 million in the prior-year period.

Capital Markets adjusted segment pre-tax operating margin for the three months ended September 30, 2014 increased to 14.6 percent, compared with 9.1 percent for the corresponding period of 2013. The increase in adjusted pre-tax operating margin was driven by the significant increase in net revenues.

Asset Management

The following table sets forth the Asset Management segment financial results from continuing operations and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Three Months Ended September 30,
	2014				2013
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
Value equity	$11,356	$—	$—	$11,356	$11,980	$—	$—	$11,980
MLP	8,382	—	—	8,382	5,567	—	—	5,567
Total management fees	19,738	—	—	19,738	17,547	—	—	17,547

Performance fees
Value equity	430	—	—	430	59	—	—	59
MLP	40	—	—	40	1	—	—	1
Total performance fees	470	—	—	470	60	—	—	60

Total management and performance fees	20,208	—	—	20,208	17,607	—	—	17,607

Investment income/(loss)	(252)	—	—	(252)	444	—	—	444

Total net revenues	19,956	—	—	19,956	18,051	—	—	18,051

Operating expenses	12,837	—	1,896	14,733	10,366	—	1,982	12,348

Segment pre-tax operating income	$7,119	$—	$(1,896)	$5,223	$7,685	$—	$(1,982)	$5,703

Segment pre-tax operating margin	35.7%			26.2%	42.6%			31.6%

(1)	Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Three Months Ended September 30,
(Dollars in thousands)	2014	2013
Compensation from acquisition-related agreements	$321	$321
Amortization of intangible assets related to acquisitions	1,575	1,661
	$1,896	$1,982

Management and performance fee revenues comprise the revenues generated through management and investment advisory services performed for separately managed accounts, registered funds and partnerships. Investment performance and client asset inflows and outflows have a direct effect on management and performance fee revenues. Management fees are generally based on the level of assets under management (“AUM”) measured monthly or quarterly, and an increase or reduction in assets under management, due to market price fluctuations or net client asset flows, will result in a corresponding increase or decrease in management fees. Fees vary with the type of assets managed and the vehicle in which they are managed. Performance fees are earned when the investment return on assets under management exceeds certain benchmark targets or other performance targets over a specified measurement period. The level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in total assets under management. The majority of performance fees, if earned, are generally recorded in the fourth quarter of the applicable year or upon withdrawal of client assets. At September 30, 2014, approximately two percent of our AUM was eligible to earn performance fees.

For the three months ended September 30, 2014, management fees were $19.7 million, an increase of 12.5 percent, compared with $17.5 million in the prior-year period, due to increased management fees from our MLP product offerings. In the third quarter of 2014, management fees related to our value equity strategies were $11.4 million, down 5.2 percent compared to the corresponding period of 2013. The average effective revenue yield (total annualized management fees as a percentage of our period-end AUM) for our value equity strategies was 76 basis points for the second quarter of 2014, compared with 75 basis points for the prior-year period. Management fees from our MLP strategies increased 50.6 percent in the third quarter of 2014 to $8.4 million, compared with $5.6 million in the third quarter of 2013, due to increased average AUM driven by net client inflows and market appreciation. The average effective revenue yield for our MLP strategies was 54 basis points for the three months ended September 30, 2014, compared to 52 basis points for the corresponding period in the prior year.

For the three months ended September 30, 2014, performance fees were $0.5 million, compared with $0.1 million in the prior-year period. The performance fees recorded during the third quarter of 2014 were the result of certain funds exceeding their performance targets at the time of client asset withdrawals.

Investment income/(loss) includes gains and losses from our investments in registered funds and private funds or partnerships that we manage. For the three months ended September 30, 2014, investment loss was $0.3 million compared with investment income of $0.4 million for the prior-year period.

Adjusted segment pre-tax operating margin for the three months ended September 30, 2014 was 35.7 percent, compared to 42.6 percent for the three months ended September 30, 2013. The decrease in the third quarter of 2014 resulted from lower investment income and higher non-compensation expenses, particularly higher third-party marketing fees.

The following table summarizes the changes in our AUM for the periods presented:

			Twelve
	Three Months Ended		Months Ended
	September 30,		September 30,
(Dollars in millions)	2014	2013	2014
Value Equity
Beginning of period	$6,577	$5,983	$6,365
Net outflows	(161)	(135)	(895)
Net market appreciation/(depreciation)	(417)	517	529
End of period	$5,999	$6,365	$5,999

MLP
Beginning of period	$6,036	$4,186	$4,279
Net inflows	83	153	664
Net market appreciation/(depreciation)	52	(60)	1,228
End of period	$6,171	$4,279	$6,171

Total
Beginning of period	$12,613	$10,169	$10,644
Net inflows/(outflows)	(78)	18	(231)
Net market appreciation/(depreciation)	(365)	457	1,757
End of period	$12,170	$10,644	$12,170

Total AUM was $12.2 billion at September 30, 2014. Value equity AUM was $6.0 billion at September 30, 2014, compared with $6.6 billion at June 30, 2014 due to net market depreciation of $0.4 billion and net client outflows of $0.2 billion during the quarter. Our performance in certain core strategies has lagged the relative benchmarks which has hindered our ability to attract significant net new value equity AUM. MLP AUM increased to $6.2 billion in the third quarter of 2014, compared with $6.0 billion at June 30, 2014.

Discontinued Operations

Discontinued operations included the operating results of our Hong Kong capital markets business, which ceased operations in 2012, and FAMCO, an asset management subsidiary we sold in the second quarter of 2013. For the three months ended September 30, 2013, we recorded a loss from discontinued operations, net of tax, of $1.5 million. See Note 5 to our unaudited consolidated financial statements for further discussion of our discontinued operations.

Financial Summary for the nine months ended September 30, 2014 and September 30, 2013

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
			2014
(Dollars in thousands)	2014	2013	v2013	2014	2013
Revenues:
Investment banking	$287,198	$156,924	83.0%	57.7%	46.5%
Institutional brokerage	114,485	100,076	14.4	23.0	29.6
Asset management	64,820	55,584	16.6	13.0	16.5
Interest	36,935	35,469	4.1	7.4	10.5
Investment income	12,379	8,285	49.4	2.5	2.5
Total revenues	515,817	356,338	44.8	103.7	105.5

Interest expense	18,227	18,719	(2.6)	3.7	5.5

Net revenues	497,590	337,619	47.4	100.0	100.0

Non-interest expenses:
Compensation and benefits	300,745	210,531	42.9	60.4	62.4
Occupancy and equipment	22,151	18,869	17.4	4.5	5.6
Communications	17,048	16,040	6.3	3.4	4.8
Floor brokerage and clearance	5,527	6,506	(15.0)	1.1	1.9
Marketing and business development	19,787	16,384	20.8	4.0	4.9
Outside services	27,837	23,745	17.2	5.6	7.0
Restructuring and integration costs	—	3,823	N/M	—	1.1
Intangible asset amortization expense	6,954	6,221	11.8	1.4	1.8
Other operating expenses	8,719	1,939	349.7	1.8	0.6
Total non-interest expenses	408,768	304,058	34.4	82.1	90.1

Income from continuing operations before income tax expense	88,822	33,561	164.7	17.9	9.9

Income tax expense	28,472	10,130	181.1	5.7	3.0

Income from continuing operations	60,350	23,431	157.6	12.1	6.9

Discontinued operations:
Loss from discontinued operations, net of tax	—	(3,921)	N/M	—	(1.2)

Net income	60,350	19,510	209.3	12.1	5.8

Net income applicable to noncontrolling interests	9,721	1,554	525.5	2.0	0.5

Net income applicable to Piper Jaffray Companies	$50,629	$17,956	182.0%	10.2%	5.3%
N/M — Not meaningful

Except as discussed below, the description of non-interest expense and net revenues as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.

For the nine months ended September 30, 2014, we recorded net income applicable to Piper Jaffray Companies of $50.6 million. Net revenues from continuing operations for the nine months ended September 30, 2014 were $497.6 million, a 47.4 percent increase compared to $337.6 million in the year-ago period. In the first nine months of 2014, investment banking revenues increased 83.0 percent to $287.2 million, compared with $156.9 million in the prior-year period driven by strong equity financing and advisory services revenues. For the nine months ended September 30, 2014, institutional brokerage revenues increased 14.4 percent to $114.5 million, compared with $100.1 million in the first nine months of 2013, due to higher fixed income institutional brokerage revenues. In the first nine months of 2014, asset management fees increased 16.6 percent to $64.8 million, compared with $55.6 million in the first nine months of 2013, due to higher management fees from increased assets under management related to our MLP product. In the first nine months of 2014, net interest income increased to $18.7 million, compared with $16.8 million in the prior-year period, due primarily to higher interest income earned on mortgage-backed securities. For the nine months ended September 30, 2014, investment income was $12.4 million, compared with $8.3 million in the prior-year period as we recorded higher investment gains associated with our investment and the noncontrolling interests in the municipal bond fund that we manage. Non-interest expenses from continuing operations were $408.8 million for the nine months ended September 30, 2014, an increase of 34.4 percent compared to $304.1 million in the prior year, primarily resulting from higher compensation expenses due to increased revenues and improved operating performance.

Consolidated Non-Interest Expenses from Continuing Operations

Occupancy and Equipment – For the nine months ended September 30, 2014, occupancy and equipment expenses increased 17.4 percent to $22.2 million, compared with $18.9 million in the corresponding period of 2013. The increase was primarily the result of incremental occupancy expenses from our acquisitions of Seattle-Northwest and Edgeview completed during the third quarter of 2013, and incremental one-time occupancy costs related to our office space in New York City.

Communications – For the nine months ended September 30, 2014, communication expenses increased 6.3 percent to $17.0 million, compared with $16.0 million for the nine months ended September 30, 2013. The increase resulted from higher market data service expenses.

Intangible Asset Amortization Expense – For the nine months ended September 30, 2014, intangible asset amortization expense was $7.0 million, compared with $6.2 million in the nine months ended September 30, 2013. The increase was attributable to incremental intangible asset amortization expense related to the acquisitions of Seattle-Northwest and Edgeview.

Other Operating Expenses – Other operating expenses were $8.7 million in the first nine months of 2014, compared with income of $1.9 million in the first nine months of 2013. In the first nine months of 2013, we received insurance proceeds for the reimbursement of prior legal settlements. Additionally, in the first nine months of 2014, we incurred higher expenses related to our charitable giving program, driven by our increased profitability.

Income Taxes – For the nine months ended September 30, 2014, our provision for income taxes was $28.5 million equating to an effective tax rate, excluding noncontrolling interests, of 36.0 percent, compared with $10.1 million in the prior-year period equating to an effective tax rate, excluding noncontrolling interests, of 31.6 percent.

Segment Performance from Continuing Operations

Capital Markets

The following table sets forth the Capital Markets adjusted segment financial results from continuing operations and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Nine Months Ended September 30,
	2014				2013
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Financing
Equities	$93,628	$—	$—	$93,628	$66,085	$—	$—	$66,085
Debt	48,148	—	—	48,148	51,971	—	—	51,971
Advisory services	145,743	—	—	145,743	39,165	—	—	39,165
Total investment banking	287,519	—	—	287,519	157,221	—	—	157,221

Institutional sales and trading
Equities	59,337	—	—	59,337	65,077	—	—	65,077
Fixed income	69,060	—	—	69,060	49,732	—	—	49,732
Total institutional sales and trading	128,397	—	—	128,397	114,809	—	—	114,809

Management and performance fees	4,512	—	—	4,512	2,677	—	—	2,677

Investment income	7,055	13,545	—	20,600	10,352	3,861	—	14,213

Long-term financing expenses	(5,058)	—	—	(5,058)	(5,618)	—	—	(5,618)

Net revenues	422,425	13,545	—	435,970	279,441	3,861	—	283,302

Operating expenses	355,516	3,824	5,282	364,622	258,273	2,307	5,721	266,301

Segment pre-tax operating income	$66,909	$9,721	$(5,282)	$71,348	$21,168	$1,554	$(5,721)	$17,001

Segment pre-tax operating margin	15.8%			16.4%	7.6%			6.0%

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
Other adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Compensation from acquisition-related agreements	$3,053	$660
Restructuring and integration costs	—	3,823
Amortization of intangible assets related to acquisitions	2,229	1,238
	$5,282	$5,721

Capital Markets adjusted net revenues increased 51.2 percent to $422.4 million for the nine months ended September 30, 2014, compared with $279.4 million in the prior-year period.

In the first nine months of 2014, investment banking revenues increased 82.9 percent to $287.5 million compared with $157.2 million in the corresponding period of the prior year, due to higher equity financing and advisory services revenues. For the nine months ended September 30, 2014, equity financing revenues were $93.6 million, compared with $66.1 million in the prior-year period, as favorable equity markets in the first half of 2014 led to an increase in capital raising, particularly in healthcare, our strongest sector, resulting in more completed transactions and higher revenue per transaction. During the first nine months of 2014, we completed 79 equity financings, raising $18.0 billion for our clients, compared with 66 equity financings, raising $16.0 billion for our clients in the comparable year-ago period. Debt financing revenues for the nine months ended September 30, 2014 were $48.1 million, down 7.4 percent compared with $52.0 million in the year-ago period, due to lower public finance revenues driven by market-wide decreases in the volume of new municipal issuances. During the first nine months of 2014, we completed 259 negotiated public finance issues with a total par value of $5.7 billion, compared with 316 negotiated public finance issues with a total par value of $6.3 billion during the prior-year period. For the nine months ended September 30, 2014, advisory services revenues increased to $145.7 million, compared with $39.2 million in the first nine months of 2013, due to higher U.S. equity advisory services revenues from more completed transactions and higher revenue per transaction. We completed 55 transactions with an aggregate enterprise value of $11.2 billion in the first nine months of 2014, compared with 21 transactions with an aggregate enterprise value of $1.8 billion in the first nine months of 2013.

For the nine months ended September 30, 2014, institutional brokerage revenues increased 11.8 percent to $128.4 million, compared with $114.8 million in the prior-year period, due to higher fixed income institutional brokerage revenues. Equity institutional brokerage revenues were $59.3 million in the first nine months of 2014, down 8.8 percent compared with $65.1 million in the corresponding period of 2013, due to reduced client trading volumes and losses on our equity strategic trading activities. For the nine months ended September 30, 2014, fixed income institutional brokerage revenues were $69.1 million, compared with $49.7 million in the prior-year period, due to higher trading gains. In the second quarter of 2013, we recorded trading losses on inventory positions due to a volatile trading environment caused by the rapid rise in interest rates and widening of credit spreads during that period.

For the nine months ended September 30, 2014, management and performance fees were $4.5 million, compared with $2.7 million in the prior-year period, due to increased performance fees from our municipal bond fund.

For the nine months ended September 30, 2014, adjusted investment income was $7.1 million, compared to $10.4 million in the corresponding period of 2013. The decrease resulted from lower gains on our merchant banking activities and other firm investments, offset in part by increased gains recorded on our investment in the municipal bond fund that we manage.

For the nine months ended September 30, 2014, long-term financing expenses decreased to $5.1 million, compared with $5.6 million in the prior-year period.

Capital Markets adjusted segment pre-tax operating margin for the nine months ended September 30, 2014 increased to 15.8 percent, compared with 7.6 percent for the corresponding period of 2013. The increase resulted from improved operating results driven by higher net revenues.

Asset Management

The following table sets forth the Asset Management segment financial results from continuing operations and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Nine Months Ended September 30,
	2014				2013
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
Value equity	$37,148	$—	$—	$37,148	$36,708	$—	$—	$36,708
MLP	22,326	—	—	22,326	15,483	—	—	15,483
Total management fees	59,474	—	—	59,474	52,191	—	—	52,191

Performance fees
Value equity	625	—	—	625	499	—	—	499
MLP	209	—	—	209	217	—	—	217
Total performance fees	834	—	—	834	716	—	—	716

Total management and performance fees	60,308	—	—	60,308	52,907	—	—	52,907

Investment income	1,312	—	—	1,312	1,410	—	—	1,410

Total net revenues	61,620	—	—	61,620	54,317	—	—	54,317

Operating expenses	38,458	—	5,688	44,146	31,811	—	5,946	37,757

Segment pre-tax operating income	$23,162	$—	$(5,688)	$17,474	$22,506	$—	$(5,946)	$16,560

Segment pre-tax operating margin	37.6%			28.4%	41.4%			30.5%

(1)	Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Compensation from acquisition-related agreements	$963	$963
Amortization of intangible assets related to acquisitions	4,725	4,983
	$5,688	$5,946

For the nine months ended September 30, 2014, management fees were $59.5 million, an increase of 14.0 percent, compared with $52.2 million in the prior-year period, due to increased management fees from our MLP product offerings. In the first nine months of 2014, management fees related to our value equity strategies were $37.1 million, up slightly compared to the corresponding period of 2013. The average effective revenue yield (total annualized management fees as a percentage of our average quarter-end AUM) for our value equity strategies was 78 basis points for the nine months ended September 30, 2014, down from 79 basis points for the nine months ended September 30, 2013. Management fees from our MLP strategies increased 44.2 percent in the first nine months of 2014 to $22.3 million, compared with $15.5 million in the first nine months of 2013, due to increased average AUM. Our average effective revenue yield for our MLP strategies was 52 basis points for the nine months ended September 30, 2014, compared to 50 basis points for the corresponding period in the prior year.

For the nine months ended September 30, 2014, performance fees were $0.8 million, compared to $0.7 million in the prior-year period.

Investment income was $1.3 million for the nine months ended September 30, 2014, compared with $1.4 million for the nine months ended September 30, 2013.

Adjusted segment pre-tax operating margin for the nine months ended September 30, 2014 was 37.6 percent, compared to 41.4 percent for the nine months ended September 30, 2013. The decrease resulted from higher non-compensation expenses particularly attributable to third party marketing fees.

The following table summarizes the changes in our AUM for the periods presented:

			Twelve
	Nine Months Ended		Months Ended
	September 30,		September 30,
(Dollars in millions)	2014	2013	2014
Value Equity
Beginning of period	$6,683	$5,865	$6,365
Net outflows	(687)	(548)	(895)
Net market appreciation	3	1,048	529
End of period	$5,999	$6,365	$5,999

MLP
Beginning of period	$4,549	$3,186	$4,279
Net inflows	619	453	664
Net market appreciation	1,003	640	1,228
End of period	$6,171	$4,279	$6,171

Total
Beginning of period	$11,232	$9,051	$10,644
Net outflows	(68)	(95)	(231)
Net market appreciation	1,006	1,688	1,757
End of period	$12,170	$10,644	$12,170

Total AUM increased $0.9 billion to $12.2 billion in the first nine months of 2014 due to market appreciation in our MLP product offerings. Value equity AUM was $6.0 billion at September 30, 2014, compared to $6.7 billion at December 31, 2013 due to net client outflows during the period. The net client outflows resulted from changes in client investment strategies away from the value equity platform. MLP AUM increased $1.6 billion to $6.2 billion in the first nine months of 2014 as we experienced net market appreciation of $1.0 billion and net client inflows of $0.6 billion.

Discontinued Operations

For the nine months ended September 30, 2013, we recorded a loss from discontinued operations, net of tax, of $3.9 million. See Note 5 to our unaudited consolidated financial statements for further discussion of our discontinued operations.

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

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date (the exit price). Based on the nature of our business and our role as a “dealer” in the securities industry or our role as a manager of alternative asset management funds, the fair values of our financial instruments are determined internally. See Note 7 to our unaudited consolidated financial statements for additional discussion of our fair value processes, including specific control processes to determine the reasonableness of the fair value of our financial instruments.

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

Goodwill and Intangible Assets

We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities acquired requires certain management estimates. At September 30, 2014, we had goodwill of $211.9 million. The goodwill balance consists of $15.0 million recorded as a result of our acquisitions of Seattle-

Northwest and Edgeview within our capital markets segment and the remaining $196.8 million relates to our asset management segment. At September 30, 2014, we had intangible assets of $33.0 million, of which $3.1 million relates to our capital markets segment and $29.9 million relates to our asset management segment.

Under FASB Accounting Standards Codification Topic 350, "Intangibles – Goodwill and Other," we are required to perform impairment tests of our goodwill and indefinite-life intangible assets annually and on an interim basis when circumstances exist that could indicate possible impairment. We have elected to test for goodwill impairment in the fourth quarter of each calendar year. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after making an assessment, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if we conclude otherwise, then we are required to perform the two-step impairment test, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of our reporting units based on the following factors: a discounted cash flow model using revenue and profit forecasts, our market capitalization, public market comparables and multiples of recent mergers and acquisitions of similar businesses, if available. The estimated fair values of our reporting units are compared with their carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying values, a second step is performed to measure the amount of the impairment loss, if any. An impairment loss is equal to the excess of the carrying amount of goodwill over its fair value.

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

We anticipate completing our 2014 annual goodwill and intangible asset impairment testing in the fourth quarter of 2014. Impairment charges, if any, resulting from this valuation analysis could materially adversely affect our results of operations.

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

See Note 20 to our unaudited consolidated financial statements for additional information about our stock-based and deferred compensation plans.

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

We record deferred tax benefits for future tax deductions expected upon the vesting of share-based compensation. If deductions reported on our tax return for share-based compensation (i.e., the value of the share-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with ASC 718), we record the excess tax benefit as additional paid-in capital. Conversely, if deductions reported on our tax return for share-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, we offset the deficiency first to any previously recognized excess tax benefits recorded as additional paid-in capital and any remaining deficiency is recorded as income tax expense. As of September 30, 2014, we had $1.1 million of excess tax benefits recorded as additional paid-in capital.

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

In the third quarter of 2012, our board of directors approved a share repurchase authorization of up to $100 million in common shares through September 30, 2014. During the first nine months of 2014, we did not repurchase any shares of our outstanding common stock under this authorization. This share repurchase authorization expired on September 30, 2014, with $39.5 million remaining under this authorization. In the third quarter of 2014, our board of directors approved a new share repurchase authorization of up to $100 million in common shares through September 30, 2016. This new authorization became effective on October 1, 2014. We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the first nine months of 2014, we purchased 251,004 shares or $10.6 million of our common shares for this purpose.

Leverage

The following table presents total assets, adjusted assets, total shareholders’ equity and tangible shareholders’ equity with the resulting leverage ratios as of:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Total assets	$2,600,540	$2,318,157
Deduct: Goodwill and intangible assets	(244,854)	(250,564)
Deduct: Assets from noncontrolling interests	(296,560)	(317,558)
Adjusted assets	$2,059,126	$1,750,035

Total shareholders' equity	$945,348	$882,072
Deduct: Goodwill and intangible assets	(244,854)	(250,564)
Deduct: Noncontrolling interests	(140,715)	(147,396)
Tangible common shareholders' equity	$559,779	$484,112

Leverage ratio (1)	2.8	2.6

Adjusted leverage ratio (2)	3.7	3.6

(1)	Leverage ratio equals total assets divided by total shareholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders’ equity.

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

Commercial Paper Program – Our U.S. broker dealer subsidiary, Piper Jaffray & Co., issues secured commercial paper to fund a portion of its securities inventory. This commercial paper is issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and is secured by different inventory classes, which is reflected in the interest rate paid on the respective program. The programs can issue with maturities of 27 to 270 days. CP Series III A includes a covenant that requires Piper Jaffray & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. The following table provides information about our commercial paper programs at September 30, 2014:

(Dollars in millions)	CP Series A	CP Series II A	CP Series III A
Maximum amount that may be issued	$300.0	$150.0	$125.0
Amount outstanding	147.7	17.5	82.6

Weighted average maturity, in days	140	200	35

Prime Broker Arrangement – We have established an arrangement to obtain overnight financing by a single prime broker related to our alternative asset management funds in municipal securities. Financing under this arrangement is secured by certain securities, primarily municipal securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our prime broker financing activities are recorded net of receivables from trading activity. This funding is at the discretion of the prime broker and could be denied subject to a notice period.

Committed Lines – Our committed line is a one-year $250 million revolving secured credit facility. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co. to maintain a minimum net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 27, 2014. This credit facility has been in place since 2008 and we anticipate being able to renew the facility for another one-year term in the fourth quarter of 2014. At September 30, 2014, we had no advances against this line of credit.

Uncommitted Lines – We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $185 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have an uncommitted unsecured facility with one of these banks. All of these uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. More specifically, these lines are subject to approval by the respective bank each time an advance is requested and advances may be denied, which may be particularly true during times of market stress or market perceptions of our exposures. We manage our relationships with the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business. At September 30, 2014, we had $91.0 million of advances against these lines of credit.

The following tables present the average balances outstanding for our various short-term funding sources by quarter for 2014 and 2013, respectively.

	Average Balance for the
	Three Months Ended
(Dollars in millions)	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014
Funding source:
Repurchase agreements	$10.5	$49.8	$38.3
Commercial paper	262.5	276.2	280.5
Prime broker arrangement	64.8	159.9	216.1
Short-term bank loans	6.4	18.9	28.9
Total	$344.2	$504.8	$563.8

	Average Balance for the Three Months Ended
(Dollars in millions)	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013
Funding source:
Repurchase agreements	$17.2	$11.2	$130.3	$66.2
Commercial paper	313.6	351.6	334.0	308.9
Prime broker arrangement	238.7	145.6	93.5	105.2
Short-term bank loans	1.3	1.8	11.8	5.1
Total	$570.8	$510.2	$569.6	$485.4

The average funding in the third quarter of 2014 decreased to $344.2 million, compared with $504.8 million during the second quarter of 2014, as we used excess cash to reduce amounts due under our prime broker arrangement and our outstanding repurchase agreements.

The following tables present the maximum daily funding amount by quarter for 2014 and 2013, respectively.

	For the Three Months Ended
(Dollars in millions)	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014
Maximum amount of daily funding	$543.0	$766.7	$897.2

	For the Three Months Ended
(Dollars in millions)	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013
Maximum amount of daily funding	$735.2	$799.0	$779.3	$677.1

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

The Amended Note Purchase Agreement includes covenants that, among other things, require us to maintain a minimum consolidated tangible net worth and minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. With respect to the net capital covenant, our U.S. broker dealer subsidiary is required to maintain minimum net capital of $120 million. At September 30, 2014, we were in compliance with all covenants.

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2013, except for our operating lease obligations. On March 20, 2014, we entered into a new lease agreement for our San Francisco office. Our contractual rental obligation for the full 10.3 year lease term is $12.1 million.

Capital Requirements

As a registered broker dealer and member firm of FINRA, our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. We also are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. At September 30, 2014, our net capital under the SEC’s uniform net capital rule was $164.2 million, and exceeded the minimum net capital required under the SEC rule by $163.2 million.

Although we operate with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our Capital Markets revenue producing activities.

At September 30, 2014, Piper Jaffray Ltd., our broker dealer subsidiary registered in the United Kingdom, was subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes our off-balance sheet arrangements at September 30, 2014 and December 31, 2013:

	Expiration Per Period at September 30, 2014						Total Contractual Amount
	Remainder			2017	2019		September 30,	December 31,
(Dollars in thousands)	of 2014	2015	2016	- 2018	- 2020	Later	2014	2013
Customer matched-book derivative contracts (1) (2)	$30,000	$66,882	$64,373	$40,950	$119,944	$4,595,447	$4,917,596	$5,310,929
Trading securities derivative contracts (2)	217,700	60,000	—	—	—	29,750	307,450	198,500
Credit default swap index contracts (2)	—	95,000	—	234,850	40,000	27,965	397,815	299,333
Equity derivative contracts (2)	87	12,601	834	—	—	—	13,522	17,090
Private equity investment commitments (3)	—	—	—	—	—	—	38,040	47,576

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with two major financial institutions, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $199.2 million at September 30, 2014) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At September 30, 2014, we had $25.2 million of credit exposure with these counterparties, including $13.3 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At September 30, 2014 and December 31, 2013, the net fair value of these derivative contracts approximated $40.9 million and $30.4 million, respectively.

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

Loan Commitments

We may commit to bridge loan financing for our clients or make commitments to underwrite corporate debt. We had no loan commitments outstanding at September 30, 2014.

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

We have committed capital to certain entities and these commitments generally have no specified call dates. We had $38.0 million of commitments outstanding at September 30, 2014, of which $26.9 million related to a commitment to an affiliated merchant banking fund.

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

We use internal committees to assist in governing risk and ensure that our business activities are properly assessed, monitored and managed. Our financial risk committee oversees risk management practices, including defining acceptable risk tolerances and approving risk management policies. Membership is comprised of our Chief Executive Officer, Chief Financial Officer, General Counsel, Treasurer, Head of Market and Credit Risk, Head of Public Finance, Head of Fixed Income Services and Head of Equities. We also have committees which manage risks related to our asset management funds and principal investments. Membership is comprised of various levels of senior management. Other committees that help evaluate and monitor risk include underwriting, leadership team and operating committees. These committees help manage risk by ensuring that business activities are properly managed and within a defined scope of activity. Our valuation committee, comprised of members of senior management and risk management, provide oversight and overall responsibility for the internal control processes and procedures related to fair value measurements. Additionally, our operational risk committees address and monitor risk related to information systems and security, regulatory and legal matters, and third parties such as vendors and service providers.

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

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Interest Rate Risk	$692	$1,793
Equity Price Risk	318	788
Diversification Effect (1)	(279)	(765)
Total Value-at-Risk	$731	$1,816

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.

(Dollars in thousands)	High	Low	Average
For the Nine Months Ended September 30, 2014
Interest Rate Risk	$1,344	$291	$866
Equity Price Risk	920	17	300
Diversification Effect (1)			(281)
Total Value-at-Risk	$1,332	$302	$885

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2013
Interest Rate Risk	$2,840	$578	$1,756
Equity Price Risk	2,434	64	1,056
Diversification Effect (1)			(944)
Total Value-at-Risk	$2,792	$865	$1,868

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses exceeded our one-day VaR on two occasions during the first nine months of 2014.

The aggregate VaR as of September 30, 2014 was lower than the reported VaR on December 31, 2013. The decrease in VaR is due to lower volatility during the measurement period and increased hedging of our fixed income inventories.

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

We currently act as the remarketing agent for approximately $2.9 billion of variable rate demand notes, the majority of which have a financial institution providing a liquidity guarantee. At certain times, demand from buyers of variable rate demand notes is less than the supply generated by sellers of these instruments. In times of supply and demand imbalance, we may (but are not obligated to) facilitate liquidity by purchasing variable rate demand notes from sellers for our own account. Our liquidity risk related to variable rate demand notes is ultimately mitigated by our ability to tender these securities back to the financial institution providing the liquidity guarantee.

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

We have concentrated counterparty credit exposure with six non-publicly rated entities totaling $25.2 million at September 30, 2014. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represents 52.9 percent, or $13.3 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information under the caption "Risk Management" in Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," in this Form 10-Q is incorporated herein by reference.

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

During the third quarter of our fiscal year ending December 31, 2014, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2014.

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares Yet to be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(July 1, 2014 to July 31, 2014)	14,405	$52.36	—	$39	million
Month #2
(August 1, 2014 to August 31, 2014)	18,944	$52.95	—	$39	million
Month #3
(September 1, 2014 to September 30, 2014)	—	$—	—	$39	million
Total	33,349	$52.70	—	$39	million

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

In the third quarter of 2014, our board of directors authorized the repurchase of up to $100.0 million in common shares through September 30, 2016. This share repurchase authorization became effective on October 1, 2014.

ITEM 6.    EXHIBITS.

Exhibit		Method
Number	Description	of Filing

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Filed herewith
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of September 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (v) the notes to the Consolidated Financial Statements.
Filed herewith
_______________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 6, 2014.

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
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of September 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (v) the notes to the Consolidated Financial Statements.
Filed herewith
_______________________