Form 10-K
period 2014-12-31
PIPER JAFFRAY COMPANIES
filed 2015-02-26
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑
The aggregate market value of the 15,685,715 shares of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates based upon the last sale price, as reported on the New York Stock Exchange, of the Common Stock on June 30, 2014 was approximately $812 million.
As of February 18, 2015, the registrant had 16,735,300 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s Proxy Statement for its 2015 Annual Meeting of Shareholders to be held on May 13, 2015.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K for the year ended December 31, 2014 contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include, among other things, statements other than historical information or statements of current conditions and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of this Form 10-K and in our subsequent reports filed with the Securities and Exchange Commission ("SEC"). Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "Risk Factors" in Item 1A, as well as those factors discussed under "External Factors Impacting Our Business" included in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K and in our subsequent reports filed with the SEC. Our SEC reports are available at our Web site at www.piperjaffray.com and at the SEC’s Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

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

•
Investment Banking – We help raise capital through equity financings and provide advisory services, primarily relating to mergers and acquisitions, for our corporate clients. We operate in the following focus sectors: healthcare, consumer and retail, business services, clean technologies, industrials, and technology, media and telecommunications, primarily focusing on middle-market clients. For our government and non-profit clients, we underwrite debt issuances and provide financial advisory and interest rate risk management services. Our public finance investment banking capabilities focus on state and local governments, cultural and social service non-profit entities, and the education, healthcare, hospitality, senior living and transportation sectors.

•
Equity and Fixed Income Institutional Brokerage – We offer both equity and fixed income advisory and trade execution services for institutional investors and government and non-profit entities. Integral to our capital markets efforts, we have equity sales and trading relationships with institutional investors in the United States and Europe that invest in our core sectors.

Our research analysts provide investment ideas and support to our trading clients on approximately 600 companies. Our fixed income sales and trading professionals have expertise in municipal, corporate, mortgage, agency, treasury and structured product securities and cover a range of institutional investors. We engage in trading activities for both customer facilitation and strategic trading purposes. Our strategic trading activities (i.e. proprietary trading) are dedicated solely to investing firm capital, and focus on proprietary investments in a variety of securities, including municipal bonds, mortgage-backed securities and equity securities.

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

Asset Management

The Asset Management segment includes our traditional asset management business and our seed investments in registered funds and private funds or partnerships that we manage. Our traditional asset management business offers specialized investment management solutions for institutions, private clients and investment advisors. We manage value-oriented domestic, international and global strategies, as well as MLP and energy infrastructure strategies, through open-end and closed-end funds. We also provide customized solutions to our clients. In many cases, we offer both diversified and more concentrated versions of our products, generally through separately managed accounts.

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

As of December 31, 2014, total assets under management ("AUM") were $11.5 billion, of which approximately 50 percent was invested in equities and 50 percent in MLPs. As of the same date, approximately 8 percent of our AUM was invested in international and global investment strategies and 92 percent was invested in domestic investment strategies. Approximately 78 percent of our AUM as of December 31, 2014 was managed on behalf of institutional clients, including foundations, endowments, pension funds and corporations, and through mutual fund sponsors and registered advisors. Approximately 16 percent of our AUM was managed on behalf of individual client relationships, which are principally high net worth individuals, and approximately 6 percent of our AUM was managed through sub-advisory relationships on closed-end funds.

Discontinued Operations

Our Hong Kong capital markets business ceased operations in 2012. Additionally, we sold Fiduciary Asset Management, LLC, an asset management subsidiary, in 2013. For further information on our discontinued operations, see Note 5 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Financial Information about Geographic Areas

For financial information concerning our geographic regions for each of the years ended December 31, 2014, 2013, and 2012, respectively, see Note 26 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Competition

Our business is subject to intense competition driven by large Wall Street and international firms operating independently or as part of a large commercial banking institution. We also compete with regional broker dealers, boutique and niche-specialty firms, asset management firms and alternative trading systems that effect securities transactions through various electronic venues. Competition is based on a variety of factors, including price, quality of advice and service, reputation, product selection, transaction execution, financial resources and investment performance. Many of our large competitors have greater financial resources than we have and may have more flexibility to offer a broader set of products and services than we can.

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

Employees

As of February 18, 2015, we had approximately 1,055 employees, of whom approximately 655 were registered with the Financial Industry Regulatory Authority (“FINRA”).

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

The laws, rules and regulations comprising this regulatory framework can (and do) change frequently, as can the interpretation and enforcement of existing laws, rules and regulations. Conditions in the global financial markets and economy, including the 2008 financial crisis, caused legislators and regulators to increase the examination, enforcement and rule-making activity directed toward the financial services industry, which we expect to continue in the coming years. In 2010, the federal government passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). Dodd-Frank significantly restructures and intensifies regulation in the financial services industry, with provisions that include, among other things, increased regulation of and restrictions on OTC derivatives markets and transactions, broadening of the reporting and regulation of executive compensation, and regulation of fiduciary duties owed by municipal advisors or conduit borrowers of municipal securities. In addition, a section of Dodd-Frank referred to as the "Volcker Rule" provides for a limitation on proprietary trading and investments by certain bank holding companies. We are not a bank holding company and, as a result, the Volcker Rule does not apply to us. Even though portions of Dodd-Frank do not apply to us (e.g. the Volcker Rule), Dodd-Frank as a whole and the intensified regulatory environment, will likely alter certain business practices and change the competitive landscape of the financial services industry, which may have an adverse effect on our business, financial condition and results of operations.

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

We also operate an entity that is authorized, licensed and regulated by the U.K. Financial Conduct Authority and registered under the laws of England and Wales. While we ceased operations related to our Hong Kong capital markets business as of September 30, 2012, we expect to maintain a more limited presence in the Hong Kong region to facilitate our U.S. advisory business. Accordingly, we have applied for a regulatory license to be registered with and subject to the Hong Kong Securities and Futures Commission. The U.K. Financial Conduct Authority and the Hong Kong Securities and Futures Commission regulate these entities (in their respective jurisdictions) in areas of capital adequacy, customer protection and business conduct, among others.

Entities in the jurisdictions identified above are also subject to anti-money laundering regulations. Piper Jaffray & Co., our U.S. broker dealer subsidiary, is subject to the USA PATRIOT Act of 2001, which contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations requiring us to implement standards for verifying client identification at account opening, monitoring client transactions and reporting suspicious activity. Our entities in Hong Kong and the United Kingdom are subject to similar anti-money laundering laws and regulations. We are also subject to the U.S. Foreign Corrupt Practices Act as well as other anti-bribery laws in the jurisdictions in which we operate. These laws generally prohibit companies and their intermediaries from engaging in bribery or making other improper payments to foreign officials for the purpose of obtaining or retaining business or gaining an unfair business advantage.

We maintain asset management subsidiaries that are registered as investment advisers with the SEC and subject to regulation and oversight by the SEC. These entities are Advisory Research, Inc. ("ARI"), Piper Jaffray Investment Management LLC ("PJIM"), and PJC Capital Partners LLC. As registered investment advisors, these entities are subject to requirements that relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between advisor and advisory clients, as well as general anti-fraud prohibitions. Certain investment funds that we manage are registered investment companies under the Investment Company Act, as amended. Those funds and entities that serve as the funds' investment advisors are subject to the Investment Company Act and the rules and regulations of the SEC, which regulate the relationship between a registered investment company and its investment advisor and prohibit or severely restrict principal transactions or joint transactions, among other requirements. ARI is also authorized by the Irish Financial Services Regulatory Authority as an investment advisor in Ireland and cleared by the Luxembourg Commission de Surviellance du Secteur Financier as a manager to Luxembourg funds. ARI is the investment advisor for Advisory Research Global Funds PLC, an open-ended investment company with variable capital authorized and regulated by the Central Bank of Ireland pursuant to the European Communities Regulations (Undertakings for Collective Investments in Transferable Securities or UCITS). ARI has established a Tokyo office which is a Representative Office of a Foreign Investment Advisor subject to Japanese laws and regulations. PJIM is registered with the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”) as a commodities pool operator. The registrations with the CFTC and NFA allow PJIM to enter into derivative instruments (e.g, interest rate swaps and credit default swap index contracts) to hedge risks associated with certain security positions of funds managed by PJIM.

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

Executive Officers

Information regarding our executive officers and their ages as of February 18, 2015, are as follows:

Name	Age	Position(s)
Andrew S. Duff	57	Chairman and Chief Executive Officer
Chad R. Abraham	46	Co-Head of Global Investment Banking and Capital Markets
Christopher D. Crawshaw	48	Head of Asset Management
Frank E. Fairman	57	Head of Public Finance
John W. Geelan	39	General Counsel and Secretary
Jeff P. Klinefelter	47	Global Head of Equities
R. Scott LaRue	54	Co-Head of Global Investment Banking and Capital Markets
Debbra L. Schoneman	46	Chief Financial Officer
M. Brad Winges	46	Head of Fixed Income Services and Piper Jaffray Firm Investments and Trading

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

M. Brad Winges is head of fixed income services, a position he has held since January 2009, and became head of Piper Jaffray firm investments and trading in February 2014. Mr. Winges joined Piper Jaffray in 1991 and served as head of public finance services sales and trading from June 2005 until obtaining his current position. Prior to that, he served as head of municipal sales and trading from June 2003 until June 2005.

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

Economic and market conditions have had, and will continue to have, a direct and material impact on our results of operations and financial condition because performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity. For example:

•
Our equities investment banking revenue, in the form of underwriting, placement and financial advisory fees, is directly related to macroeconomic conditions and corresponding financial market activity. As an example, a significant component of our investment banking revenues are derived from initial public offerings of middle-market companies in growth sectors, and activity in this area is highly correlated to the macroeconomic environment. Even though equity markets were strong, volatility generally was low, and the U.S. economy showed signs of improvement in 2014, growth has been uneven across various sectors. In addition, the U.S. economic recovery and financial markets remain vulnerable to the possible risks posed by certain economic conditions or exogenous shocks, which could include, among other things, the possibility of slowing global economic growth, tepid wage and consumer spending growth, deflation and stagnation in the European Union, a resurgence of the European sovereign debt crisis, and the continued potential for a deterioration in global economic conditions as a result of a significant downturn in one or more major economic regions. If these factors were to worsen or if an exogenous shock were to materialize, it could lead to equity market declines and volatility, which would likely have a significant negative impact on our results of operations.

•
Although interest rates gradually declined throughout 2014 as a result of continued high demand for U.S. Treasuries amidst slowing global economic growth and a variety of perceived geopolitical risks, interest rate volatility in 2015, especially if the changes are rapid or severe, could negatively impact our fixed income institutional business. As an example, a large percentage of our securities inventory - both that held for facilitating client activity as well as our own proprietary trading - consist of fixed income securities, and a rapid increase in interest rates would decrease the value of these positions, possibly significantly. Further, our interest rate hedging strategies may not mitigate this volatility as we generally do not hedge all of our interest rate risk and volatility may reduce the correlation (i.e., effectiveness) between certain hedging vehicles and the securities inventory we are attempting to hedge. In addition, interest rate increases in 2015, both gradual and more severe, may negatively impact the volume of debt refinancing issuances underwritten by our public finance investment banking business, as well as our managed funds focused on master limited partnerships ("MLPs"), which may underperform in a rising interest rate environment.

•
An unsustainable U.S. economic recovery, or a significant worsening of global economic conditions, would likely result in a decline in the financial markets, reducing asset valuations and adversely impacting our asset management business. A reduction in asset values would negatively impact this business by reducing the value of assets under management, and as a result, the revenues generated from this business.

It is difficult to predict the market conditions for 2015, which are dependent in large part upon the pace and sustainability of the U.S. economic recovery as well as the rate at which other of the world's major economies grow in 2015. Our smaller scale compared to many of our competitors and the cyclical nature of the economy and this industry leads to volatility in our financial results, including our operating margins, compensation ratios and revenue and expense levels. Our financial performance may be limited by the fixed nature of certain expenses, the impact from unanticipated losses or expenses during the year, and the inability to scale back costs in a timeframe to match decreases in revenue-related changes in market and economic conditions. As a result, our financial results may vary significantly from quarter-to-quarter and year-to-year.

Developments in specific business sectors of the U.S. and global economy, as well as areas of the markets in which we conduct our business, have in the past adversely affected, and may in the future adversely affect, our business and profitability.

Our results for a particular period may be disproportionately impacted by declines in specific sectors of the U.S. or global economy, or for certain products within the financial services industry, due to our business mix and focus areas. For example:

•
Our equity investment banking business focuses on specific sectors, specifically healthcare, business services, clean technology and renewables, consumer, diversified industrials and services, and technology, media and telecommunications. Volatility or uncertainty in the business environment for these sectors, including but not limited to challenging market conditions for these sectors that are disproportionately worse than those impacting the economy and markets generally or downturns in these sectors that are independent of general economic and market conditions, may adversely affect our business and may cause volatility in the net revenues we receive from our capital markets and corporate advisory activities. Further, we may not participate or may participate to a lesser degree than other firms in sectors that experience significant activity, such as depository financial institutions, energy and mining, and industrials, and our operating results may not correlate with the results of other firms which participate in these sectors.

•
Our fixed income institutional business derives its revenue from sales and trading activity in the municipal market and from products within the taxable market, including structured mortgages, hybrid preferreds and government agency products. Our operating results for our fixed income institutional business may not correlate with the results of other firms or the fixed income market generally because we do not participate in significant segments of the fixed income markets such as credit default swaps, currencies and commodities.

•
Similar to our fixed income institutional business, our public finance investment banking business depends heavily upon conditions in the municipal market. Our ability to effect investment banking transactions in the state and local government sectors has been, and may continue to be, challenged by concerns over debt levels for municipal issuers and fiscal budgets. Our public finance business focuses on investment banking activity in sectors that include state and local government, education, senior living, healthcare, transportation, and hospitality sectors, with an emphasis on transactions with a par value of $500 million or less. Challenging market conditions for these sectors that are disproportionately worse than those impacting the broader economy or municipal markets generally may adversely impact our business. More broadly, our fixed income institutional business and our public finance business are tied to the municipal market and the enactment, or the threat of enactment, of any legislation that would alter the financing alternatives available to municipalities through the elimination or reduction of tax-exempt bonds.

•
A significant portion of our asset management revenues are derived from actively managed equity products, and this type of investment product has experienced asset outflows in recent years. Although equity markets performed well in 2014 and most equity products experienced asset inflows during the year, equity market uncertainty, the increased prevalence of lower-cost passively-managed funds, and other negative events impacting investor confidence could cause the negative trend for actively-managed equity products to continue. Outflows for this investment product negatively affect results of operations for this business, as revenues are closely tied to assets under management.

•
Management and performance fees we earn on assets invested by institutions and individuals in our managed funds focused on MLPs and other investments related to the energy infrastructure sector are a meaningful contributor to our asset management revenues. Return on investment in the energy infrastructure sector is partly dependent on the prices of energy commodities such as natural gas, natural gas liquids, crude oil, refined petroleum products or coal. Persistently depressed prices for any of these products could potentially lead to a deterioration of market conditions for companies in the energy infrastructure sector and poorer returns by our funds, and, consequently, a reduction in the management and performance fees we receive.

Our proprietary trading and principal investments expose us to risk of loss.

We engage in a variety of activities in which we commit or invest our own capital, including proprietary trading and principal investing. Our proprietary trading activities (which we also refer to as "strategic trading" in this report) related to municipal bonds, non-agency mortgage bonds, and equities are a meaningful contributor to our overall financial results. Fixed income proprietary trading activities - particularly with respect to non-agency mortgage bonds - comprise a meaningful percentage of our Level III assets within our securities inventory. Level III assets have little or no pricing observability, and may be less liquid than other securities that we hold in our securities inventory. In addition to proprietary trading, we engage in principal investing, having established alternative asset management funds for municipal securities and merchant banking. We have invested firm capital in these funds alongside capital raised from outside investors, and intend to continue to develop these alternative asset management strategies. Additionally, we have principal investments in equity and debt instruments of private companies, and in private equity and venture capital funds, among other firm investments.

Our results from these activities may vary significantly from quarter to quarter, especially as it relates to proprietary trading activity. We may incur significant losses from our proprietary activities due to fixed income or equity market fluctuations and volatility from quarter to quarter. In addition, we may engage in hedging transactions that if not successful, could result in losses. With respect to principal investing, there often is not an established liquid trading market for these investments or our investments may be otherwise subject to restrictions on sale or hedging, and our ability to withdraw our capital from these investments may be limited, increasing our risk of losses. Also, our merchant banking activity involves investments in late stage private companies, and we may be unable to realize our investment objectives by sale or other disposition at attractive prices.

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

Financing and advisory services engagements are transactional in nature and do not generally provide for subsequent engagements.

Even though we work to represent our clients at every stage of their lifecycle, we are typically retained on a short-term, engagement-by-engagement basis in connection with specific capital markets or mergers and acquisitions transactions. As a consequence, the timing of when fees are earned, and, therefore, our financial results from capital markets and corporate advisory activities may experience volatility quarter to quarter based on equity market conditions as well as the macroeconomic business cycle more broadly. In particular, our revenues related to acquisition and disposition transactions tend to be highly volatile and unpredictable (or “lumpy”) from quarter to quarter due to the one-time nature of the transaction and the size of the fee. As a result, high levels of revenue in one quarter will not necessarily be predictive of continued high levels of revenue in any subsequent period. If we are unable to generate a substantial number of new engagements and generate fees from the successful completion of those transactions, our business and results of operations will likely be adversely affected.

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

Particular activities or products within our business expose us to increased credit risk, including inventory positions, interest rate swap contracts with customer credit exposure, merchant banking debt investments, counterparty risk with two major financial institutions related to customer interest rate swap contracts without customer credit exposure, investment banking and advisory fee receivables, customer margin accounts, and trading counterparty activities related to settlement and similar activities. With respect to interest rate swap contracts with customer credit exposure, we have credit exposure with six counterparties totaling $28.3 million at December 31, 2014 as part of our matched-book interest rate swap program. In the event of a termination of the contract, the counterparty would owe us the applicable amount of the credit exposure, and we would owe that amount to our hedging counterparty. If our counterparty is unable to make its payment to us, we would still be obligated to pay our hedging counterparty, resulting in credit losses. Non-performance by our counterparties, clients and others, including with respect to our inventory positions, interest rate swap contracts with customer credit exposures and our merchant banking debt investments could result in losses, potentially material, and thus have a significant adverse effect on our business and results of operations.

An inability to access capital readily or on terms favorable to us could impair our ability to fund operations and could jeopardize our financial condition and results of operations.

Liquidity, or ready access to funds, is essential to our business. Several large financial institutions failed or merged with others during the credit crisis following significant declines in asset values in securities held by these institutions, and, during 2011, a financial institution failed due to liquidity issues related to the European sovereign debt crisis. To fund our business, we rely on commercial paper and bank financing as well as other funding sources such as the repurchase markets. Our bank financing includes uncommitted credit lines, which could become unavailable to us on relatively short notice. In an effort to mitigate this funding risk, we renewed a $250 million credit facility for the sixth consecutive year in 2014, and also issued $125 million of unsecured variable rate notes at the end of 2012, refinancing a three-year secured credit facility. The notes consist of two classes, with $75 million maturing in November 2015 and $50 million maturing in May 2017. In order to further diversify our short-term funding needs, we also continue to maintain three commercial paper programs in the amounts of $300 million, $150 million, and $125 million.

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

In the future, we may need to incur debt or issue equity in order to fund our working capital requirements, as well as to execute our growth initiatives that may include acquisitions and other investments. Similarly, our access to funding sources may be contingent upon terms and conditions that may limit or restrict our business activities and growth initiatives. For example, the variable rate notes discussed above include covenants that, among other things, limit our leverage ratio and require maintenance of certain levels of tangible net worth, regulatory net capital, and operating cash flow to fixed charges.

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

We may make strategic acquisitions and minority investments, engage in joint ventures or divest or exit existing businesses, which could cause us to incur unforeseen expenses and have disruptive effects on our business and may not yield the benefits we expect.

We may grow in part through corporate development activities that may include acquisitions, joint ventures and minority investment stakes. For example, we expanded our existing asset management business in March 2010 with the acquisition of ARI, a Chicago-based asset management firm, and we added to our public finance and fixed income sales and trading and corporate advisory businesses with our acquisitions of Seattle-Northwest Securities Corporation and Edgeview Partners, L.P. in July 2013. There are a number of risks associated with corporate development activities. Costs or difficulties relating to a transaction, including integration of products, employees, technology systems, accounting systems and management controls, may be difficult to predict accurately and be greater than expected causing our estimates to differ from actual results. We may be unable to retain key personnel after the transaction, and the transaction may impair relationships with customers and business partners. We may incur unforeseen liabilities of an acquired company that could impose significant and unanticipated legal costs on us. Also, our share price could decline after we announce or complete a transaction if investors view the transaction as too costly or unlikely to improve our competitive position. Longer-term, these activities may require increased costs in the form of management personnel, financial and management systems and controls and facilities, which, in the absence of continued revenue growth, would cause our operating margins to decline. More generally, any difficulties that we experience could disrupt our ongoing business, increase our expenses and adversely affect our operating results and financial condition. We also may be unable to achieve anticipated benefits and synergies from the transaction as fully as expected or within the expected time frame. Divestitures or elimination of existing businesses or products could have similar effects. For example, we shut down our Hong Kong capital markets business in 2012, and realized a pre-tax loss on the investment in our Hong Kong subsidiaries.

Our information and technology systems, including outsourced systems, are critical components of our operations, and failure of those systems or other aspects of our operations infrastructure may disrupt our business, cause financial loss and constrain our growth.

We typically transact thousands of securities trades on a daily basis across multiple markets. Our data and transaction processing, custody, financial, accounting and other technology and operating systems are essential to this task. A system malfunction (due to hardware failure, capacity overload, security incident, data corruption, etc.) or mistake made relating to the processing of transactions could result in financial loss, liability to clients, regulatory intervention, reputational damage and constraints on our ability to grow. We outsource a substantial portion of our critical data processing activities, including trade processing and back office data processing. For example, we have entered into contracts with Broadridge Financial Solutions, Inc. ("Broadridge") pursuant to which Broadridge handles our trade and back office processing, and Unisys Corporation ("Unisys"), pursuant to which Unisys supports our data center and helpdesk needs. We also contract with third parties for market data services, which constantly broadcast news, quotes, analytics and other relevant information to our employees. We contract with other vendors to produce and mail our customer statements and to provide other services. In the event that any of these service providers fails to adequately perform such services or the relationship between that service provider and us is terminated, we may experience a significant disruption in our operations, including our ability to timely and accurately process transactions or maintain complete and accurate records of those transactions.

Adapting or developing our technology systems to meet new regulatory requirements, client needs, geographic expansion and industry demands also is critical for our business. Introduction of new technologies present new challenges on a regular basis. We have an ongoing need to upgrade and improve our various technology systems, including our data and transaction processing, financial, accounting, risk management, compliance, and trading systems. This need could present operational issues or require significant capital spending. It also may require us to make additional investments in technology systems and may require us to reevaluate the current value and/or expected useful lives of our technology systems, which could negatively impact our results of operations.

Our clients routinely provide us with sensitive and confidential information. Secure processing, storage and transmission of confidential and other information in our internal and outsourced computer systems and networks is critically important to our business. We take protective measures and endeavor to modify them as circumstances warrant. However, our computer systems, software and networks, and those of our clients, vendors, service providers, counterparties and other third parties, may be vulnerable to unauthorized access, cyberattacks, security breaches, computer viruses or other malicious code, inadvertent, erroneous or intercepted transmission of information (including by e-mail), and other events that could have an information security impact. We work with our clients, vendors, service providers, counterparties and other third parties to develop secure transmission capabilities and protect against these events, but we do not have, and may be unable to put in place, secure capabilities with all of these third parties and we may not be able to ensure that these third parties have appropriate controls in place to protect the confidentiality of the information. If one or more of such events occur, this potentially could jeopardize our or our clients' or counterparties' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or those of third parties, or otherwise cause interruptions or malfunctions in our, our clients', our counterparties' or third parties' operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to reputational harm as well as litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

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

Proposed changes in laws or regulations relating to our business could decrease, perhaps significantly, the revenue that we receive from certain products or services that we provide. For example, federal law currently allows investors in debt issuances by government and non-profit entities to exclude the bond interest for federal income tax purposes, resulting in lower interest expense for the issuer as compared to a taxable financing. In recent years, federal lawmakers have presented various proposals to limit or eliminate the tax-exempt status of this bond interest, and further negotiations in 2015 regarding the budget deficit and federal spending cuts may also include similar proposals. Our public finance investment banking business receives significant revenues as a result of underwriting activity in connection with debt issuances by government and non-profit clients, primarily on a tax-exempt basis. Also, a significant percentage of our securities inventory — both positions held for client activity and our own proprietary trading positions — consist of municipal securities. Any reduction or elimination of tax-exempt bond interest could negatively impact the value of the municipal securities we hold in our securities inventory as well as our public finance investment banking business more generally, which would negatively impact the results of operations for these businesses.

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

Our inability to identify and address actual, potential, or perceived conflicts of interest may negatively impact our reputation and have a material adverse effect on our business.

We regularly address actual, potential or perceived conflicts of interest in our business, including situations where our services to a particular client or our own investments or other interests conflict, or are perceived to conflict, with the interests of another client. Appropriately identifying and dealing with conflicts of interest is complex and difficult, and we face the risk that our current policies, controls and procedures do not timely identify or appropriately manage such conflicts of interest. It is possible that actual, potential or perceived conflicts could give rise to client dissatisfaction, litigation or regulatory enforcement actions. Our reputation could be damaged if we fail, or appear to fail, to deal appropriately with potential or actual conflicts of interest. Client dissatisfaction, litigation, or regulatory enforcement actions arising from a failure to adequately deal with conflicts of interest, and the reputational harm suffered as a consequence, could have a material adverse effect on our business.

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

We refine our risk management techniques, strategies and assessment methods on an ongoing basis. However, risk management techniques and strategies, both ours and those available to the market generally, may not be fully effective in mitigating our risk exposure in all economic market environments or against all types of risk. For example, we may fail to identify or anticipate particular risks that our systems are capable of identifying, or the systems that we use, and that are used within the industry generally, may not be capable of identifying certain risk, or every economic and financial outcome, or the specifics and timing of such outcomes. In addition, our risk management techniques and strategies seek to balance our ability to profit from our market-making and investing positions with our exposure to potential losses. Some of our strategies for managing risk are based upon our use of observed historical market behavior. We apply statistical and other tools to these observations to quantify our risk exposure. Any failures in our risk management techniques and strategies to accurately quantify our risk exposure could limit our ability to manage risks. In addition, any risk management failures could cause our losses to be significantly greater than the historical measures indicate. Further, our quantified modeling does not take all risks into account. Our more qualitative approach to managing those risks could prove insufficient, exposing us to material unanticipated losses.

Use of derivative instruments as part of our risk management techniques may not effectively hedge the risks associated with activities in certain of our businesses.

We use interest rate swaps, interest rate locks, credit default swap index contracts and option contracts as a means to manage risk in certain inventory positions and to facilitate customer transactions. With respect to risk management, we enter into derivative contracts to hedge interest rate and market value risks associated with our security positions, including fixed income inventory positions we hold both for facilitating client activity as well as for our own proprietary trading operations. The instruments use interest rates based upon the Municipal Market Data (“MMD”), LIBOR or SIFMA index. We also enter into credit default swap index contracts to hedge risks associated with our taxable fixed income securities, and option contracts to hedge market value risk associated with convertible securities and asset-backed securities. Generally, we do not hedge all of our interest rate risk. In addition, these hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate and market value risk, especially when market volatility reduces the correlation between a hedging vehicle and the securities inventory being hedged.

With respect to customer transactions, our fixed income business provides swaps and other interest rate derivative products to public finance clients, which we in turn hedge through a counterparty. There are risks inherent in our use of these products, including counterparty exposure and basis risk. Counterparty exposure refers to the risk that the amount of collateral in our possession on any given day may not be sufficient to fully cover the current value of the swaps if a counterparty were to suddenly default. Basis risk refers to risks associated with swaps where changes in the value of the swaps may not exactly mirror changes in the value of the cash flows they are hedging. We may incur losses from our exposure to derivative interest rate products and the increased use of these products in the future. For example, if the derivative instruments that we use to hedge the risks associated with interest rate swap contracts with public finance clients where we have retained the credit risk are terminated as a result of a client credit event, we may incur losses if we make a payment to our hedging counterparty without recovering any amounts from our client.

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

Certain financial instruments, including financial instruments and other inventory positions owned, and financial instruments and other inventory positions sold but not yet purchased, are recorded at fair value, and unrealized gains and losses related to these financial instruments are reflected on our consolidated statements of operations. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments' complexity. Difficult market environments, such as those experienced in 2008, may cause financial instruments to become substantially more illiquid and difficult to value, increasing the use of valuation models. Our future results of operations and financial condition may be adversely affected by the valuation adjustments that we apply to these financial instruments.

We have experienced volume declines and pricing pressures in our institutional sales and trading business, which may adversely impact our revenues and profitability.

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

To the extent we conduct business outside the United States, for example in Asia and Europe, we are subject to risks including, without limitation, the risk that we will be unable to provide effective operational support to these business activities, the risk of non-compliance with foreign laws and regulations, and the general economic and political conditions in countries where we conduct business, which may differ significantly from those in the United States. In 2012, we shut down our Hong Kong capital markets business following a sustained period of operating losses, though we have applied for a regulatory license in Hong Kong to maintain a presence in the region to facilitate U.S. advisory engagements. With respect to our Asia-based capital markets activity, we facilitated underwritten capital-raising transactions for Asia-based issuers, which may have exposed us to greater underwriting risk in our capital markets business as compared to the U.S., as noted above.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES.

As of February 18, 2015, we conducted our operations through 51 principal offices in 28 states, and the District of Columbia, and in London, Hong Kong and Zurich. All of our offices are leased. Our principal executive office is located at 800 Nicollet Mall, Suite 1000, Minneapolis, Minnesota and, as of February 18, 2015, comprises approximately 124,000 square feet of space under a lease which expires November 30, 2025, with an early termination option effective January 31, 2022.

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

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange under the symbol “PJC.” The following table contains historical quarterly price information for the years ended December 31, 2014 and 2013. On February 18, 2015, the last reported sale price of our common stock was $54.56.

	2014 Fiscal Year		2013 Fiscal Year
	High	Low	High	Low
First Quarter	$45.80	$37.13	$41.97	$32.95
Second Quarter	51.77	40.30	36.26	30.50
Third Quarter	56.30	50.54	36.14	30.99
Fourth Quarter	59.35	46.15	39.55	32.33

Shareholders

We had 16,093 shareholders of record and approximately 32,888 beneficial owners of our common stock as of February 18, 2015.

Dividends

We do not currently pay cash dividends on our common stock. Our board of directors is free to change our dividend policy at any time. Restrictions on our U.S. broker dealer subsidiary’s ability to pay dividends are described in Note 27 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended December 31, 2014.

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares Yet to be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(October 1, 2014 to October 31, 2014)	—	$—	—	$100	million
Month #2
(November 1, 2014 to November 30, 2014)	5,051	$57.54	—	$100	million
Month #3
(December 1, 2014 to December 31, 2014)	—	$—	—	$100	million
Total	5,051	$57.54	—	$100	million

(1)	Effective October 1, 2014, our board of directors authorized the repurchase of up to $100.0 million of common stock through September 30, 2016.

Stock Performance Graph

The following graph compares the performance of an investment in our common stock from December 31, 2009 through December 31, 2014, with the S&P 500 Index and the S&P 500 Diversified Financials Index. The graph assumes $100 was invested on December 31, 2009, in each of our common stock, the S&P 500 Index and the S&P 500 Diversified Financials Index and that all dividends were reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

FIVE YEAR TOTAL RETURN FOR PIPER JAFFRAY COMPANIES COMMON STOCK,
THE S&P 500 INDEX AND THE S&P DIVERSIFIED FINANCIALS INDEX

Company/Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Piper Jaffray Companies	100	69.18	39.91	63.49	78.15	114.78
S&P 500 Index	100	115.06	117.49	136.30	180.44	205.14
S&P 500 Diversified Financials	100	105.08	73.52	103.91	146.92	171.25

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

	For the year ended December 31,
(Dollars and shares in thousands, except per share data)	2014	2013	2012	2011		2010

Revenues:
Investment banking	$369,811	$248,563	$232,958	$202,513		$239,630
Institutional brokerage	156,809	146,648	166,642	135,358		161,698
Asset management	85,062	83,045	65,699	63,307		55,948
Interest	48,716	50,409	37,845	43,447		40,474
Investment income	12,813	21,566	4,903	8,178		5,371

Total revenues	673,211	550,231	508,047	452,803		503,121

Interest expense	25,073	25,036	19,095	20,720		23,187

Net revenues	648,138	525,195	488,952	432,083		479,934

Non-interest expenses:
Compensation and benefits	394,510	322,464	296,882	265,015		280,047
Restructuring and integration costs	—	4,689	3,642	—		10,699
Goodwill impairment	—	—	—	120,298		—
Other	143,317	122,429	119,417	126,959		135,371

Total non-interest expenses	537,827	449,582	419,941	512,272		426,117

Income/(loss) from continuing operations before income tax expense	110,311	75,613	69,011	(80,189)		53,817

Income tax expense	35,986	20,390	19,470	9,120		32,163

Net income/(loss) from continuing operations	74,325	55,223	49,541	(89,309)		21,654

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	—	(4,739)	(5,807)	(11,248)		2,276

Net income/(loss)	74,325	50,484	43,734	(100,557)		23,930

Net income/(loss) applicable to noncontrolling interests	11,153	5,394	2,466	1,463		(432)

Net income/(loss) applicable to Piper Jaffray Companies	$63,172	$45,090	$41,268	$(102,020)		$24,362

Net income/(loss) applicable to Piper Jaffray Companies' common shareholders	$58,141	$40,596	$35,335	$(102,020)	(1)	$18,929

Continued on next page

	For the year ended December 31,
(Dollars and shares in thousands, except per share data)	2014	2013	2012	2011		2010

Amounts applicable to Piper Jaffray Companies
Net income/(loss) from continuing operations	$63,172	$49,829	$47,075	$(90,772)		$22,086
Net income/(loss) from discontinued operations	—	(4,739)	(5,807)	(11,248)		2,276
Net income/(loss) applicable to Piper Jaffray Companies	$63,172	$45,090	$41,268	$(102,020)		$24,362

Earnings/(loss) per basic common share
Income/(loss) from continuing operations	$3.88	$2.98	$2.58	$(5.79)		$1.12
Income/(loss) from discontinued operations	—	(0.28)	(0.32)	(0.72)		0.12
Earnings/(loss) per basic common share	$3.88	$2.70	$2.26	$(6.51)		$1.23

Earnings/(loss) per diluted common share
Income/(loss) from continuing operations	$3.87	$2.98	$2.58	$(5.79)		$1.12
Income/(loss) from discontinued operations	—	(0.28)	(0.32)	(0.72)		0.11
Earnings/(loss) per diluted common share	$3.87	$2.70	$2.26	$(6.51)	(2)	$1.23

Weighted average number of common shares
Basic	14,971	15,046	15,615	15,672		15,348
Diluted	15,025	15,061	15,616	15,672	(2)	15,378

Other data
Total assets	$2,623,917	$2,318,157	$2,087,733	$1,655,721		$2,033,787
Long-term debt	$125,000	$125,000	$125,000	$115,000		$125,000
Total common shareholders' equity	$819,912	$734,676	$733,292	$718,391		$813,312
Total shareholders' equity	$969,460	$882,072	$790,175	$750,600		$818,101
Total employees (3)	1,026	1,026	907	919		922

(1)	No allocation of income was made due to loss position.

(2)	Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred.

(3)	Number of employees reflect continuing operations.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the accompanying audited consolidated financial statements and related notes and exhibits included elsewhere in this report. Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include, among other things, statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2014 and in our subsequent reports filed with the SEC. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "External Factors Impacting Our Business" as well as the factors identified under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as updated in our subsequent reports filed with the SEC. These reports are available at our Web site at www.piperjaffray.com and at the SEC Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

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

Capital Markets – The Capital Markets segment provides institutional sales, trading and research services and investment banking services. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Investment banking services include management of and participation in underwritings, merger and acquisition services and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Also, we generate revenue through strategic trading and investing activities, which focus on proprietary investments in a variety of securities, including municipal bonds, mortgage-backed securities, and equity securities and merchant banking activities that involve equity or debt investments in late stage private companies. As certain of these efforts have matured and an investment process has been developed, we have created alternative asset management funds in merchant banking and municipal securities in order to invest firm capital as well as to seek capital from outside investors. We receive management and performance fees for managing these funds.

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

Discontinued Operations – Our discontinued operations include the operating results of our Hong Kong capital markets business, which ceased operations in 2012, and Fiduciary Asset Management, LLC ("FAMCO"), an asset management subsidiary we sold in 2013. As a result of discontinuing our Hong Kong capital markets business, we realized net cash proceeds of approximately $19.1 million, due principally to a U.S. tax benefit for the realized loss on the investment in our Hong Kong subsidiaries. See Note 5 to our consolidated financial statements for further discussion of our discontinued operations.

Results for the year ended December 31, 2014

Net income applicable to Piper Jaffray Companies from continuing operations in 2014 was $63.2 million, or $3.87 per diluted common share, compared with $49.8 million, or $2.98 per diluted common share, in 2013. The prior-year period results of operations include a $4.0 million, or $0.24 per diluted common share, tax benefit from reversing the full amount of our U.K. subsidiary's deferred tax asset valuation allowance. In 2014, we generated a return on average common shareholders' equity of 8.1 percent, compared with 6.2 percent for 2013. Net revenues from continuing operations for the year ended December 31, 2014 were $648.1 million, up 23.4 percent from $525.2 million in the year-ago period, driven by significantly higher advisory services revenues. For the year ended December 31, 2014, non-compensation expenses from continuing operations were $143.3 million, up from $127.1 million in 2013. The increase was due to higher expenses from increased business activity and incremental costs associated with the acquisitions of Seattle-Northwest and Edgeview. Additionally, non-compensation expenses from continuing operations were reduced in 2013 due to the receipt of insurance proceeds for the reimbursement of prior legal settlements.

For the year ended December 31, 2014, adjusted net income applicable to Piper Jaffray Companies from continuing operations was $72.1 million(1), or $4.42(1) per diluted common share, compared with $59.5 million(1), or $3.56(1) per diluted common share, for the prior-year period. Adjusted net revenues for the year ended December 31, 2014 were $632.4 million(1), an increase of 22.5 percent from $516.4 million(1) reported in the year-ago period. For the year ended December 31, 2014, adjusted non-compensation expenses were $129.5 million(1), up 16.6 percent compared to $111.0 million(1) for the year ended December 31, 2013.

(1)	Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Year Ended December 31,
(Dollars in thousands)	2014	2013
Net revenues:
Net revenues – U.S. GAAP basis	$648,138	$525,195
Adjustments:
Revenue related to noncontrolling interests	(15,699)	(8,794)
Adjusted net revenues	$632,439	$516,401

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$143,317	$127,118
Adjustments:
Non-compensation expenses related to noncontrolling interests	(4,546)	(3,400)
Restructuring and integration costs	—	(4,689)
Amortization of intangible assets related to acquisitions	(9,272)	(7,993)
Adjusted non-compensation expenses	$129,499	$111,036

Net income from continuing operations applicable to Piper Jaffray Companies:
Net income from continuing operations applicable to Piper Jaffray Companies – U.S. GAAP basis	$63,172	$49,829
Adjustments:
Compensation from acquisition-related agreements	3,195	1,774
Restructuring and integration costs	—	2,865
Amortization of intangible assets related to acquisitions	5,747	5,079
Adjusted net income from continuing operations applicable to Piper Jaffray Companies	$72,114	$59,547

Earnings per diluted common share from continuing operations:
Earnings per diluted common share from continuing operations – U.S. GAAP basis	$3.87	$2.98
Adjustments:
Compensation from acquisition-related agreements	0.20	0.11
Restructuring and integration costs	—	0.17
Amortization of intangible assets related to acquisitions	0.35	0.30
Adjusted earnings per diluted common share from continuing operations	$4.42	$3.56

Market Data

The following table provides a summary of relevant market data over the past three years.

				2014	2013
Year Ended December 31,	2014	2013	2012	v2013	v2012
Dow Jones Industrials Average (a)	17,823	16,577	13,104	7.5%	26.5%
NASDAQ (a)	4,736	4,177	3,020	13.4%	38.3%
NYSE Average Daily Number of Shares Traded
(millions of shares)	1,039	1,034	1,146	0.5%	(9.8)%
NASDAQ Average Daily Number of Shares Traded
(millions of shares)	1,955	1,762	1,741	11.0%	1.2%
Mergers and Acquisitions
(number of transactions in U.S.) (b)	10,263	9,146	8,400	12.2%	8.9%
Public Equity Offerings
(number of transactions in U.S.) (c) (e)	1,107	1,125	748	(1.6)%	50.4%
Initial Public Offerings
(number of transactions in U.S.) (c)	282	221	139	27.6%	59.0%
Managed Municipal Underwritings
(number of transactions in U.S.) (d)	10,867	11,485	13,115	(5.4)%	(12.4)%
Managed Municipal Underwritings
(value of transactions in billions in U.S.) (d)	$334.4	$334.1	$379.6	0.1%	(12.0)%
10-Year Treasuries Average Rate	2.54%	2.35%	1.72%	8.1%	36.6%
3-Month Treasuries Average Rate	0.03%	0.06%	0.07%	(50.0)%	(14.3)%

(a)	Data provided is at period end.

(b)	Source: Securities Data Corporation.

(c)	Source: Dealogic (offerings with reported market value greater than $20 million).

(d)	Source: Thomson Financial.

(e)	Number of transactions includes convertible offerings.

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

Outlook for 2015

Economic growth in the U.S. appears to be strengthening going into 2015, despite the moderating growth we saw at the end of 2014. If the U.S. economy continues to strengthen, we would expect that interest rates generally will increase in response to the rate of economic growth and inflation expectations in the U.S. We do not anticipate much movement in rates in the first half of the year based on guidance from the Federal Reserve, however, the timing, magnitude and velocity of rate increases is difficult to predict. Exogenous factors, like continued weakening in major economies internationally or significant geopolitical events or conflicts, could adversely impact the rate of growth in the U.S. and possibly inject volatility into the U.S. equity and debt markets. Moreover, external factors arising internationally, such as persistently low growth, relatively low yields or significant political conflicts, could trigger capital flows into the U.S. which would overwhelm efforts by the Federal Reserve to gradually raise rates, possibly leading to market dislocations and abrupt shifts in rates.

A rising interest rate environment in 2015 may generate mixed financial results across our debt financing and fixed income institutional brokerage businesses. We expect that municipal debt underwriting activity in 2015 will be flat with 2014 levels, as new issuance activity volume continues to lag historical levels. The strength of our broader product offerings and investments in our public finance business over the past few years will benefit us during these challenging conditions. Low interest rates and credit spreads reduced fixed income trading volumes during 2014, which impacted our customer flow trading revenues. A gradual increase in interest rates in 2015 generally should be accommodative to our fixed income institutional brokerage business. We intend to maintain a conservative bias in managing our inventories and hedging strategies to mitigate market volatility and our exposure to interest rates.

Favorable equity market conditions in 2014 resulted in strong financial results across both our equity capital raising and mergers and acquisitions businesses. If the U.S. economy continues to strengthen in 2015, we expect market conditions generally to be accommodative for our equity-related businesses. With a strengthening U.S. economy, we believe that the equity markets will continue to appreciate in 2015, but at more modest levels. While periods of heightened volatility during this time would benefit our equity sales and trading business, a period of sustained market correction may be disruptive to our capital raising.

An improving U.S. economy also is likely to be accommodative for our asset management business. Asset management revenues will continue to be dependent upon valuations and our investment performance, which can impact the amount of client inflows and outflows of assets under management. Our exposure to energy through a dedicated energy fund, our MLP strategies and energy holdings in our domestic strategies, adversely impacted our asset management revenues in the fourth quarter of 2014. The sharp drop in the price of oil at the end of 2014 may increase the volatility of energy-related equity holdings in 2015.

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

						As a Percentage of
						Net Revenues for the
	Year Ended December 31,					Year Ended December 31,
				2014	2013
(Dollars in thousands)	2014	2013	2012	v2013	v2012	2014	2013	2012
Revenues:
Investment banking	$369,811	$248,563	$232,958	48.8%	6.7%	57.1%	47.3%	47.6%
Institutional brokerage	156,809	146,648	166,642	6.9	(12.0)	24.2	27.9	34.1
Asset management	85,062	83,045	65,699	2.4	26.4	13.1	15.8	13.4
Interest	48,716	50,409	37,845	(3.4)	33.2	7.5	9.6	7.7
Investment income	12,813	21,566	4,903	(40.6)	339.9	2.0	4.1	1.0
Total revenues	673,211	550,231	508,047	22.4	8.3	103.9	104.8	103.9

Interest expense	25,073	25,036	19,095	0.1	31.1	3.9	4.8	3.9

Net revenues	648,138	525,195	488,952	23.4	7.4	100.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	394,510	322,464	296,882	22.3	8.6	60.9	61.4	60.7
Occupancy and equipment	28,231	25,493	26,454	10.7	(3.6)	4.4	4.9	5.4
Communications	22,732	21,431	20,543	6.1	4.3	3.5	4.1	4.2
Floor brokerage and clearance	7,621	8,270	8,054	(7.8)	2.7	1.2	1.6	1.6
Marketing and business development	27,260	21,603	19,908	26.2	8.5	4.2	4.1	4.1
Outside services	37,055	32,982	27,998	12.3	17.8	5.7	6.3	5.7
Restructuring and integration costs	—	4,689	3,642	N/M	28.7	—	0.9	0.7
Intangible asset amortization expense	9,272	7,993	6,944	16.0	15.1	1.4	1.5	1.4
Other operating expenses	11,146	4,657	9,516	139.3	(51.1)	1.7	0.9	1.9
Total non-interest expenses	537,827	449,582	419,941	19.6	7.1	83.0	85.6	85.9

Income from continuing operations before income tax expense	110,311	75,613	69,011	45.9	9.6	17.0	14.4	14.1

Income tax expense	35,986	20,390	19,470	76.5	4.7	5.6	3.9	4.0

Income from continuing operations	74,325	55,223	49,541	34.6	11.5	11.5	10.5	10.1

Discontinued operations:
Loss from discontinued operations, net of tax	—	(4,739)	(5,807)	N/M	(18.4)	—	(0.9)	(1.2)

Net income	74,325	50,484	43,734	47.2	15.4	11.5	9.6	8.9

Net income applicable to noncontrolling interests	11,153	5,394	2,466	106.8	118.7	1.7	1.0	0.5

Net income applicable to Piper Jaffray Companies	$63,172	$45,090	$41,268	40.1%	9.3%	9.7%	8.6%	8.4%
N/M — Not meaningful

For the year ended December 31, 2014, we recorded net income applicable to Piper Jaffray Companies of $63.2 million. Net revenues from continuing operations for the year ended December 31, 2014 were $648.1 million, a 23.4 percent increase compared to $525.2 million in the year-ago period. In 2014, investment banking revenues increased 48.8 percent to $369.8 million, compared with $248.6 million in the prior-year period, driven by robust advisory services revenues as we were able to capitalize on favorable market conditions and the investments we have made to strengthen our mergers and acquisitions resources in the middle market. For the year ended December 31, 2014, institutional brokerage revenues were $156.8 million, compared with $146.6 million in 2013, due to higher fixed income institutional brokerage revenues, partially offset by lower equity institutional brokerage revenues. Asset management fees were $85.1 million in 2014, compared with $83.0 million in 2013. For the year ended December 31, 2014, net interest income decreased to $23.6 million, compared with $25.4 million in 2013. In 2014, investment income was $12.8 million, compared with $21.6 million in the prior-year period as we recorded lower investment gains associated with our merchant banking and firm investments, partially offset by higher gains associated with our investment and the noncontrolling interests in the municipal bond fund that we manage. Non-interest expenses from continuing operations were $537.8 million for the year ended December 31, 2014, an increase of 19.6 percent compared to $449.6 million in the prior year, primarily resulting from higher compensation expenses due to increased revenues and improved operating performance and higher non-compensation expenses due to increased business activity and incremental costs associated with the acquisitions of Seattle-Northwest and Edgeview.

For the year ended December 31, 2013, we recorded net income applicable to Piper Jaffray Companies, including continuing and discontinued operations, of $45.1 million. The results of operations for the year ended December 31, 2013 included a $4.0 million tax benefit from reversing the full amount of our U.K. subsidiary's deferred tax asset valuation allowance. Net revenues from continuing operations for the year ended December 31, 2013 were $525.2 million, a 7.4 percent increase compared to $489.0 million in 2012. In 2013, investment banking revenues were $248.6 million, compared with $233.0 million in the prior-year period due to higher equity financing revenues, offset in part by a decline in advisory revenues. For the year ended December 31, 2013, institutional brokerage revenues decreased 12.0 percent to $146.6 million, compared with $166.6 million in 2012. The decline was driven by lower fixed income strategic trading results in 2013. In 2013, asset management fees increased 26.4 percent to $83.0 million, compared with $65.7 million in 2012, due to higher management fees from increased assets under management and higher performance fees earned in the fourth quarter of 2013. In 2013, net interest income increased 35.3 percent to $25.4 million, compared with $18.8 million in 2012. The increase was primarily the result of higher net interest income attributable to noncontrolling interests from our municipal bond fund, as well as higher inventory balances in mortgage-backed and municipal securities. For the year ended December 31, 2013, investment income was $21.6 million, compared with $4.9 million in the prior-year period as we recorded higher investment gains associated with our merchant banking and firm investments. In 2013, non-interest expenses from continuing operations were $449.6 million, an increase of 7.1 percent compared to $419.9 million in 2012, primarily resulting from higher compensation expenses due to an increased revenue base.

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

For the year ended December 31, 2014, compensation and benefits expenses increased 22.3 percent to $394.5 million from $322.5 million in 2013 due to improved financial results. Compensation and benefits expenses as a percentage of net revenues was 60.9 percent in 2014, compared with 61.4 percent in 2013. The lower compensation expense ratio was due to an increased revenue base.

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

Occupancy and Equipment – For the year ended December 31, 2014, occupancy and equipment expenses increased 10.7 percent to $28.2 million, compared with $25.5 million in the corresponding period of 2013. The increase was primarily the result of incremental occupancy expenses from our acquisitions of Seattle-Northwest and Edgeview completed during the third quarter of 2013, and incremental one-time occupancy costs related to our office space in New York City.

For the year ended December 31, 2013, occupancy and equipment expenses decreased 3.6 percent to $25.5 million, compared with $26.5 million in 2012. The decrease was primarily the result of prior investments in technology and equipment becoming fully depreciated and lower occupancy costs associated with our headquarters office space, offset in part by incremental occupancy expense from our acquisitions of Seattle-Northwest and Edgeview during the third quarter of 2013.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data information. For the year ended December 31, 2014, communication expenses increased 6.1 percent to $22.7 million, compared with $21.4 million for the year ended December 31, 2013. The increase resulted from higher market data service expenses.

For the year ended December 31, 2013, communication expenses increased 4.3 percent to $21.4 million, compared with $20.5 million in 2012. The increase resulted from higher market data service expenses.

Floor Brokerage and Clearance – For the year ended December 31, 2014, floor brokerage and clearance expenses were $7.6 million, compared with $8.3 million million in the year ended December 31, 2013, due to lower trading execution expenses.

For the year ended December 31, 2013, floor brokerage and clearance expenses increased slightly to $8.3 million, compared with $8.1 million in 2012.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. In 2014, marketing and business development expenses increased 26.2 percent to $27.3 million, compared with $21.6 million in the year ended December 31, 2013, due to higher third party marketing fees associated with our asset management business, as well as higher travel expenses from increased business activity.

In 2013, marketing and business development expenses increased 8.5 percent to $21.6 million, compared with $19.9 million in the year ended December 31, 2012, due to higher travel expenses resulting from increased investment banking activity.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses increased 12.3 percent to $37.1 million in 2014, compared with $33.0 million in the corresponding period of 2013. Excluding the portion of expenses from non-controlled equity interests in our consolidated alternative asset management funds, outside services expenses increased 9.3 percent due primarily to higher legal and other professional fees.

Outside services expenses increased 17.8 percent to $33.0 million in 2013, compared with $28.0 million in the corresponding period of 2012, due to higher computer consulting and fund expenses.

Restructuring and Integration Costs – During the year ended December 31, 2013, we recorded restructuring and integration costs of $4.7 million primarily related to the acquisitions of Seattle-Northwest and Edgeview. For the year ended December 31, 2012, we recorded a restructuring charge of $3.6 million, which included $2.4 million of employee severance costs and $1.2 million for the reduction of leased office space.

Intangible Asset Amortization Expense – Intangible asset amortization expense includes the amortization of definite-lived intangible assets consisting of customer relationships and non-competition agreements. For the year ended December 31, 2014, intangible asset amortization expense was $9.3 million, compared with $8.0 million in the corresponding period of 2013. The increase reflects a full year of intangible asset amortization expense related to the 2013 acquisitions of Seattle-Northwest and Edgeview.

In 2013, intangible asset amortization expense increased to $8.0 million, compared with $6.9 million in 2012, due to the acquisitions of Seattle-Northwest and Edgeview.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses increased 139.3 percent to $11.1 million in 2014, compared with $4.7 million in 2013. In 2013, we received insurance proceeds for the reimbursement of prior legal settlements. Additionally, in 2014, we incurred higher expenses related to our charitable giving program, driven by our increased profitability.

Other operating expenses decreased 51.1 percent to $4.7 million in 2013, compared with $9.5 million in 2012. In 2013, we received insurance proceeds for the reimbursement of prior legal settlements.

Income Taxes – For the year ended December 31, 2014, our provision for income taxes was $36.0 million equating to an effective tax rate, excluding noncontrolling interests, of 36.3 percent.

For the year ended December 31, 2013, our provision for income taxes was $20.4 million, equating to an effective tax rate, excluding noncontrolling interests, of 29.0 percent. In 2013, we recorded a tax benefit for the full reversal of our U.K subsidiary's deferred tax asset valuation allowance of $4.0 million as we achieved three years of profitability and expect future taxable profits.

In 2012, our provision for income taxes was $19.5 million equating to an effective tax rate, excluding noncontrolling interests, of 29.3 percent. In 2012, we recorded a tax benefit for the reversal of previously accrued uncertain state income tax positions of $7.4 million, net of federal tax, partially offset by a $4.6 million write-off of deferred tax assets related to equity grants that either were forfeited or vested at share prices lower than the grant date share price.

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

Adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin exclude (1) revenues and expenses related to noncontrolling interests, (2) amortization of intangible assets related to acquisitions, (3) compensation from acquisition-related agreements and (4) restructuring and integration costs. For U.S. GAAP purposes, these items are included in each of their respective line items on the consolidated statements of operations.

Adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin present the segments' results of operations excluding the impact resulting from the consolidation of noncontrolling interests in alternative asset management funds and private equity investment vehicles. Consolidation of these funds results in the inclusion of the proportionate share of the income or loss attributable to the equity interests in consolidated funds that are not attributable, either directly or indirectly, to us (i.e. noncontrolling interests). This proportionate share is reflected in net income/(loss) applicable to noncontrolling interests in the accompanying consolidated statements of operations, and has no effect on the overall financial performance of the segments, as ultimately, this income or loss is not income or loss for the segments themselves. Included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin is the actual proportionate share of the income or loss attributable to us as an investor in such funds. Adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin also exclude amortization of intangible assets and compensation from acquisition-related agreements resulting from our Advisory Research, Inc., Seattle-Northwest and Edgeview acquisitions. The restructuring and integration costs excluded from adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin represent charges that resulted from severance benefits, vacating redundant office space and contract termination costs.

Capital Markets

The following table sets forth the Capital Markets adjusted segment financial results from continuing operations and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Year Ended December 31,
	2014				2013
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Financing
Equities	$116,684	$—	$—	$116,684	$100,224	$—	$—	$100,224
Debt	67,731	—	—	67,731	74,284	—	—	74,284
Advisory services	186,176	—	—	186,176	74,420	—	—	74,420
Total investment banking	370,591	—	—	370,591	248,928	—	—	248,928

Institutional sales and trading
Equities	82,211	—	—	82,211	91,169	—	—	91,169
Fixed income	92,200	—	—	92,200	76,275	—	—	76,275
Total institutional sales and trading	174,411	—	—	174,411	167,444	—	—	167,444

Total management and performance fees	5,398	—	—	5,398	3,891	—	—	3,891

Investment income	8,347	15,699	—	24,046	21,610	8,794	—	30,404

Long-term financing expenses	(6,655)	—	—	(6,655)	(7,420)	—	—	(7,420)

Net revenues	552,092	15,699	—	567,791	434,453	8,794	—	443,247

Operating expenses	467,198	4,546	6,917	478,661	382,157	3,400	7,674	393,231

Segment pre-tax operating income	$84,894	$11,153	$(6,917)	$89,130	$52,296	$5,394	$(7,674)	$50,016

Segment pre-tax operating margin	15.4%			15.7%	12.0%			11.3%

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
Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2014	2013
Compensation from acquisition-related agreements	$3,945	$1,620
Restructuring and integration costs	—	4,705
Amortization of intangible assets related to acquisitions	2,972	1,349
	$6,917	$7,674

Capital Markets adjusted net revenues increased 27.1 percent to $552.1 million for the year ended December 31, 2014, compared with $434.5 million in the prior-year period.

Investment banking revenues comprise all of the revenues generated through financing and advisory services activities. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.

In 2014, investment banking revenues increased 48.9 percent to $370.6 million compared with $248.9 million in the corresponding period of the prior year, due to higher equity financing and advisory services revenues. For the year ended December 31, 2014, equity financing revenues were $116.7 million, up 16.4 percent compared with $100.2 million in the prior-year period, as favorable equity markets, particularly in the first half of 2014, led to an increase in capital raising in our focus sectors, especially healthcare, our strongest sector, resulting in more completed transactions and higher revenue per transaction. During 2014, we completed 97 equity financings, raising $20.8 billion for our clients, compared with 92 equity financings, raising $19.9 billion for our clients in the comparable year-ago period. Debt financing revenues for the year ended December 31, 2014 were $67.7 million, down 8.8 percent compared with $74.3 million in the year-ago period, due to lower public finance revenues resulting from fewer completed transactions as our volume of new market issuances declined, and reduced underwriting spreads. During 2014, we completed 351 negotiated public finance issues with a total par value of $7.7 billion, compared with 413 negotiated public finance issues with a total par value of $7.9 billion during the prior-year period. For the year ended December 31, 2014, advisory services revenues increased to $186.2 million, compared with $74.4 million in 2013, due to higher U.S. equity advisory services revenues from more completed transactions and higher revenue per transaction. Low volatility, attractive valuation levels and readily available credit created a robust mergers and acquisitions environment in 2014. Our strategic focus to strengthen our mergers and acquisitions resources in the middle market enabled us to capitalize on this environment. We completed 77 transactions with an aggregate enterprise value of $13.7 billion in 2014, compared with 36 transactions with an aggregate enterprise value of $4.8 billion in 2013.

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

For the year ended December 31, 2014, institutional brokerage revenues increased to $174.4 million, compared with $167.4 million in the prior-year period, due to higher fixed income institutional brokerage revenues, partially offset by lower equity institutional brokerage revenues. Equity institutional brokerage revenues were $82.2 million in 2014, down 9.8 percent compared with $91.2 million in the corresponding period of 2013, due to lower revenues from block trades and losses from our equity strategic trading activities compared to trading gains in the prior-year period. For the year ended December 31, 2014, fixed income institutional brokerage revenues were $92.2 million, up 20.9 percent compared with $76.3 million in the prior-year period. Higher trading gains and investments made in our middle markets team generated incremental revenue to offset the impact of client trading volumes remaining relatively flat. In the second quarter of 2013, we recorded trading losses on inventory positions due to a volatile trading environment caused by a rapid rise in interest rates and widening of credit spreads during that period.

Management and performance fees include the fees generated from our municipal bond and merchant banking funds. For the year ended December 31, 2014, management and performance fees were $5.4 million, compared with $3.9 million in the prior-year period, due to increased performance fees from our municipal bond fund.

Adjusted investment income includes realized and unrealized gains and losses on our investments in the merchant banking fund and the municipal bond fund that we manage for third-party investors, and other firm investments. For the year ended December 31, 2014, adjusted investment income was $8.3 million, compared to $21.6 million in the corresponding period of 2013. In 2013, we recorded larger gains on our merchant banking activities. Merchant banking investments made before 2010 are accounted for on a cost basis, which can result, and in 2013 did result, in significant realized gains in the period of a liquidity event for these investments.

Long-term financing expenses primarily represent interest paid on our variable rate senior notes. For the year ended December 31, 2014, long-term financing expenses decreased to $6.7 million, compared to $7.4 million in the prior-year period.

Capital Markets adjusted segment pre-tax operating margin for the year ended December 31, 2014 increased to 15.4 percent, compared with 12.0 percent for the corresponding period of 2013, due to operating leverage gained from increased revenues.

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

Capital Markets adjusted net revenues increased 3.4 percent to $434.5 million for the year ended December 31, 2013, compared with $420.0 million for the year ended December 31, 2012.

In 2013, investment banking revenues increased 6.6 percent to $248.9 million compared with $233.4 million in the prior year, due to higher equity financing revenues, offset in part by a decline in advisory services revenues. For the year ended December 31, 2013, equity financing revenues were $100.2 million, up 37.0 percent compared with $73.2 million in the prior-year period as strong gains in the equity markets resulted in positive conditions for equity capital raising. During 2013, we completed 92 equity financings, raising $19.9 billion for our clients, compared with 67 equity financings, raising $9.1 billion for our clients (excluding the $16.0 billion of capital raised from the Facebook initial public offering, on which we had a small co-manager position) in 2012. Debt financing revenues in 2013 were $74.3 million, essentially flat compared with the prior year. In 2013, we completed 413 negotiated public finance issues with a total par value of $7.9 billion, compared with 444 negotiated public finance issues with a total par value of $7.3 billion in 2012. A decrease in the number of completed negotiated public finance issues from 2012 was offset by increased revenue per transaction in 2013. Additionally, our market share gains and industry sector strengths offset weak refunding activity in the second half of 2013. In 2013, our par value from negotiated debt issuances increased 7.9 percent, compared to a 17.1 percent decline for the industry. For the year ended December 31, 2013, advisory services revenues decreased 13.6 percent to $74.4 million due to lower U.S. advisory services revenue from fewer completed transactions. In 2012, sellers were motivated to complete transactions due to anticipated tax increases in 2013. Although this resulted in reduced activity through mid-year 2013, as we rebuilt our advisory pipeline, we experienced increasing demand through the second half of 2013. We completed 36 transactions with an aggregate enterprise value of $4.8 billion during 2013, compared with 44 transactions with an aggregate enterprise value of $10.6 billion in 2012.

In 2013, institutional brokerage revenues decreased 10.6 percent to $167.4 million, compared with $187.2 million in 2012, as a decline in fixed income institutional brokerage revenues was offset in part by higher equity institutional brokerage revenues. Equity institutional brokerage revenues increased 20.4 percent to $91.2 million in 2013, compared with $75.7 million in 2012, reflecting favorable equity markets and improved trading performance. Additionally, we generated revenues from our equity strategic trading activities, which we began in the second half of 2013 to leverage our intellectual capital and to diversify our strategic trading efforts. For the year ended December 31, 2013, fixed income institutional brokerage revenues were $76.3 million, compared with $111.5 million in 2012. The decrease primarily resulted from lower revenues from our strategic trading activities, primarily related to non-agency mortgage-backed securities. In addition, we experienced trading losses in the second quarter of 2013 on inventory positions due to the volatile trading environment caused by the rapid rise in interest rates and widening of credit spreads.

For the year ended December 31, 2013, management and performance fees were $3.9 million, compared with $1.7 million in the prior-year period, due to increased management fees from our municipal bond fund driven by higher assets under management ("AUM") from net client inflows and a full year of management fees generated from our merchant banking fund.

For the year ended December 31, 2013, adjusted investment income was $21.6 million, compared to $5.7 million in 2012. The significant increase from 2012 was driven by larger gains on our merchant banking investments. Merchant banking investments made before 2010 are accounted for on a cost basis, which can result, and in this case did result, in significant realized gains in the period of a liquidity event for these investments.

For the year ended December 31, 2013, long-term financing expenses decreased 7.0 percent to $7.4 million, compared to $8.0 million in the prior-year period. The decrease was due to additional costs recognized in the fourth quarter of 2012 upon prepayment of the syndicated bank facility.

Capital Markets adjusted segment pre-tax operating margin for 2013 decreased to 12.0 percent, compared with 12.8 percent for 2012.

Asset Management

The following table sets forth the Asset Management segment financial results from continuing operations and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Year Ended December 31,
	2014				2013
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
Value equity	$47,987	$—	$—	$47,987	$50,066	$—	$—	$50,066
MLP	30,785	—	—	30,785	21,248	—	—	21,248
Total management fees	78,772	—	—	78,772	71,314	—	—	71,314

Performance fees
Value equity	684			684	7,620	—	—	7,620
MLP	208			208	220	—	—	220
Total performance fees	892	—	—	892	7,840	—	—	7,840

Total management and performance fees	79,664	—	—	79,664	79,154	—	—	79,154

Investment income	683	—	—	683	2,794	—	—	2,794

Total net revenues	80,347	—	—	80,347	81,948	—	—	81,948

Operating expenses	51,582	—	7,584	59,166	48,439	—	7,912	56,351

Segment pre-tax operating income	$28,765	$—	$(7,584)	$21,181	$33,509	$—	$(7,912)	$25,597

Segment pre-tax operating margin	35.8%			26.4%	40.9%			31.2%

(1)	Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2014	2013
Compensation from acquisition-related agreements	$1,284	$1,284
Restructuring and integration costs	—	(16)
Amortization of intangible assets related to acquisitions	6,300	6,644
	$7,584	$7,912

Management and performance fee revenues comprise the revenues generated through management and investment advisory services performed for separately managed accounts, registered funds and partnerships. Investment performance and client asset inflows and outflows have a direct effect on management and performance fee revenues. Management fees are generally based on the level of AUM measured monthly or quarterly, and an increase or reduction in assets under management, due to market price fluctuations or net client asset flows, will result in a corresponding increase or decrease in management fees. Fees vary with the type of assets managed and the vehicle in which they are managed. Performance fees are earned when the investment return on assets under management exceeds certain benchmark targets or other performance targets over a specified measurement period. The level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in total assets under management. The majority of performance fees, if earned, are generally recorded in the fourth quarter of the applicable year or upon withdrawal of client assets. At December 31, 2014, approximately one percent of our AUM was eligible to earn performance fees.

For the year ended December 31, 2014, management fees were $78.8 million, an increase of 10.5 percent, compared with $71.3 million in the prior-year period, due to increased management fees from our MLP product offerings, partially offset by decreased management fees from our value equity strategies. In 2014, management fees related to our value equity strategies were $48.0 million, down 4.2 percent compared to the corresponding period of 2013, due to lower average AUM. The average effective revenue yield (total management fees as a percentage of our average quarter-end AUM) for our value equity strategies was 78 basis points for the year ended December 31, 2014, compared to 79 basis points for the year ended December 31, 2013. Management fees from our MLP strategies increased 44.9 percent in 2014 to $30.8 million, compared with $21.2 million in 2013, due to increased average AUM from net client inflows and net market appreciation, as well as higher average effective revenue yield. Our average effective revenue yield for our MLP strategies was 54 basis points for the year ended December 31, 2014, compared to 50 basis points for the corresponding period in the prior year. The increase in the average effective revenue yield was due to more assets from individual investors in open-ended funds, which earned higher fees.

For the year ended December 31, 2014, performance fees were $0.9 million, compared to $7.8 million in the prior-year period. The performance fees recorded in 2014 were the result of certain funds exceeding their performance targets at the time of client asset withdrawals. The performance fees recorded in 2013 resulted from certain funds exceeding their performance targets over a specified measurement period.

Investment income includes gains and losses from our investments in registered funds and private funds or partnerships that we manage. Investment income was $0.7 million for the year ended December 31, 2014, compared with $2.8 million for the year ended December 31, 2013.

Adjusted segment pre-tax operating margin for the year ended December 31, 2014 was 35.8 percent, compared to 40.9 percent for the year ended December 31, 2013. The decrease resulted from higher non-compensation expenses, particularly attributable to third party marketing fees.

	Year Ended December 31,
	2013				2012
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
Value equity	$50,066	$—	$—	$50,066	$48,636	$—	$—	$48,636
MLP	21,248	—	—	21,248	14,600	—	—	14,600
Total management fees	71,314	—	—	71,314	63,236	—	—	63,236

Performance fees
Value equity	7,620	—	—	7,620	785	—	—	785
MLP	220	—	—	220	—	—	—	—
Total performance fees	7,840	—	—	7,840	785	—	—	785

Total management and performance fees	79,154	—	—	79,154	64,021	—	—	64,021

Investment income	2,794	—	—	2,794	733	—	—	733

Total net revenues	81,948	—	—	81,948	64,754	—	—	64,754

Operating expenses	48,439	—	7,912	56,351	39,955	—	8,358	48,313

Segment pre-tax operating income	$33,509	$—	$(7,912)	$25,597	$24,799	$—	$(8,358)	$16,441

Segment pre-tax operating margin	40.9%			31.2%	38.3%			25.4%

(1)	Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2013	2012
Compensation from acquisition-related agreements	$1,284	$1,284
Restructuring and integration costs	(16)	130
Amortization of intangible assets related to acquisitions	6,644	6,944
	$7,912	$8,358

For the year ended December 31, 2013, management fees were $71.3 million, an increase of 12.8 percent, compared with $63.2 million in the prior year, due primarily to increased AUM and management fees from our MLP product offerings. In 2013, management fees related to our value equity strategies were $50.1 million, up 2.9 percent compared to 2012. The impact of increased AUM in 2013 from market appreciation was offset by a lower average effective revenue yield. The average effective revenue yield for our value equity strategies was 79 basis points in 2013, compared to 81 basis points in the prior year. Management fees from our our MLP strategies increased 45.5 percent in 2013 to $21.2 million, compared with $14.6 million in 2012, due to increased average AUM. The average effective revenue yield for our MLP strategies was 50 basis points in 2013, compared to 49 basis points in 2012.

For the year ended December 31, 2013, performance fees were $7.8 million, compared to $0.8 million in 2012. The performance fees recorded in 2013 resulted from certain funds exceeding their performance targets over a specified measurement period. The performance fees recorded during 2012 were the result of certain funds exceeding their performance targets at the time of client asset withdrawals.

For the year ended December 31, 2013, investment income was $2.8 million compared with $0.7 million for 2012.

Adjusted segment pre-tax operating margin for 2013 was 40.9 percent, compared to 38.3 percent for 2012. The increase resulted from improved operating results driven by higher net revenues.

The following table summarizes the changes in our AUM for the periods presented:

	Twelve Months Ended
	December 31,
(Dollars in millions)	2014	2013	2012
Value Equity
Beginning of period	$6,683	$5,865	$5,805
Net outflows	(979)	(756)	(515)
Net market appreciation	54	1,574	575
End of period	$5,758	$6,683	$5,865

MLP
Beginning of period	$4,549	$3,186	$2,751
Net inflows	719	498	338
Net market appreciation	443	865	97
End of period	$5,711	$4,549	$3,186

Total
Beginning of period	$11,232	$9,051	$8,556
Net outflows	(260)	(258)	(177)
Net market appreciation	497	2,439	672
End of period	$11,469	$11,232	$9,051

For the year ended December 31, 2014, total AUM increased to $11.5 billion as market appreciation and net client inflows in our MLP product offerings were partially offset by net client outflows in our value equity strategies. Value equity AUM was $5.8 billion at December 31, 2014, compared to $6.7 billion at December 31, 2013 due to net client outflows during the period. Our performance in our core domestic strategies has lagged their relative benchmarks which has hindered our ability to attract significant net new value equity AUM. MLP AUM increased $1.2 billion to $5.7 billion at December 31, 2014 as we experienced net client inflows of $0.7 billion and net market appreciation of $0.4 billion.

Total AUM increased $2.2 billion to $11.2 billion in 2013 as the strong equity markets drove net market appreciation of $2.4 billion. Value equity AUM was $6.7 billion at December 31, 2013, compared to $5.9 billion at December 31, 2012 as net market appreciation of $1.6 billion was offset by net client outflows of $0.8 billion during the period, due to changes in client investment strategies away from the value equity platform. In 2013, the value equity strategy did not attract significant net new assets as investors were seeking greater upside potential in the strong equity markets. MLP AUM increased $1.4 billion to $4.5 billion in 2013 as we experienced both net market appreciation and net client inflows during this period.

Discontinued Operations

Discontinued operations include the operating results of our Hong Kong capital markets business, which ceased operations in 2012, and FAMCO, an asset management subsidiary we sold in 2013. For the years ended December 31, 2013 and 2012, we recorded a loss from discontinued operations, net of tax, of $4.7 million and $5.8 million, respectively.

The results of discontinued operations for the Hong Kong capital markets business were as follows:

	Year Ended December 31,
(Dollars in thousands)	2013	2012
Net revenues	$—	$6,635

Restructuring expenses	—	11,535
Other expenses	1,197	16,550
Total non-interest expenses	1,197	28,085

Loss from discontinued operations before income tax benefit	(1,197)	(21,450)

Income tax benefit	(415)	(21,069)

Loss from discontinued operations, net of tax	$(782)	$(381)

The $1.2 million of other expenses recorded in 2013 consisted of costs to dissolve our Hong Kong subsidiaries.

The $11.5 million of restructuring expenses recorded in 2012 consisted primarily of costs incurred for early termination of leased office space and severance benefits. Additionally, we recorded a $21.1 million U.S. tax benefit related to the realized loss on our Piper Jaffray Asia subsidiaries.

The results of discontinued operations for FAMCO were as follows:

	Year Ended December 31,
(Dollars in thousands)	2013	2012
Net revenues	$1,650	$5,718

Goodwill impairment	—	5,508
Operating expenses	5,057	8,362
Total non-interest expenses	5,057	13,870

Loss from discontinued operations before income tax benefit	(3,407)	(8,152)

Income tax benefit	(1,326)	(2,726)

Loss from discontinued operations	(2,081)	(5,426)

Loss on sale, net of tax	(1,876)	—

Loss from discontinued operations, net of tax	$(3,957)	$(5,426)

The loss from discontinued operations for the year ended December 31, 2013 primarily related to an indemnification obligation related to the sale of FAMCO.

The $5.5 million non-cash goodwill impairment charge recorded in 2012 represented the residual value of goodwill attributable to the FAMCO reporting unit and pertained to goodwill created from our 2007 acquisition of FAMCO.

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

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date (the exit price). Based on the nature of our business and our role as a "dealer" in the securities industry or our role as a manager of alternative asset management funds, the fair values of our financial instruments are determined internally. See Note 2 and Note 7 to our consolidated financial statements for additional information on the valuation of our financial instruments and our fair value processes, including specific control processes to determine the reasonableness of the fair value of our financial instruments.

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

Goodwill and Intangible Assets

We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities acquired requires certain management estimates. At December 31, 2014, we had goodwill of $211.9 million. The goodwill balance consists of $15.0 million recorded as a result of our acquisitions of Seattle-Northwest and Edgeview within our capital markets segment and the remaining $196.8 million relates to our asset management segment. At December 31, 2014, we had intangible assets of $30.7 million, of which $2.3 million relates to our capital markets segment and $28.3 million relates to our asset management segment.

We are required to perform impairment tests of our goodwill and indefinite-life intangible assets annually and on an interim basis when circumstances exist that could indicate possible impairment. We have elected to test for goodwill impairment in the fourth quarter of each calendar year. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing an assessment, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if we conclude otherwise, then we are required to perform the two-step impairment test, which requires management to make judgments in determining what assumptions to use in the calculation. See Note 14 to our consolidated financial statements for additional information on our goodwill impairment testing.

We elected to perform a qualitative assessment to test the goodwill in our capital markets reporting unit for impairment. The following relevant events and circumstances were evaluated in concluding that it was not more likely than not that this goodwill was impaired: macroeconomic conditions, industry and market considerations, and the overall financial performance of the capital markets reporting unit.

The initial recognition of goodwill and other intangible assets and the subsequent quantitative impairment analysis requires management to make subjective judgments concerning estimates of how the acquired assets or businesses will perform in the future using valuation methods including discounted cash flow analysis. Our estimated cash flows typically extend for five years and, by their nature, are difficult to determine over an extended time period. Events and factors that may significantly affect the estimates include, among others, competitive forces and changes in revenue growth trends, cost structures, technology, discount rates and market conditions. To assess the reasonableness of cash flow estimates and validate assumptions used in our estimates, we review historical performance of the underlying assets or similar assets. In assessing the fair value of our reporting units, the volatile nature of the securities markets and our industry requires us to consider the business and market cycle and assess the stage of the cycle in estimating the timing and extent of future cash flows. In addition to discounted cash flows, we consider our market capitalization, public company comparables and multiples of recent mergers and acquisitions of similar businesses in our subsequent impairment analysis. Valuation multiples may be based on revenues, earnings before interest, taxes, depreciation and amortization (EBITDA), price-to-earnings or cash flows of comparable public companies and business segments. These multiples may be adjusted to consider competitive differences including size, operating leverage and other factors.

We completed our annual goodwill impairment analysis as of October 31, 2014, and concluded there was no goodwill impairment.

We also evaluated the intangible assets (indefinite and definite-lived) and concluded there was no impairment in 2014.

Compensation Plans

Stock-Based Compensation Plans

As part of our compensation to employees and directors, we use stock-based compensation, consisting of restricted stock, restricted stock units and stock options. We account for equity awards in accordance with FASB Accounting Standards Codification Topic 718, "Compensation–Stock Compensation," ("ASC 718"), which requires all share-based payments to employees, including grants of employee stock options, to be recognized on the consolidated statements of operations at grant date fair value. Compensation expense related to share-based awards which require future service are amortized over the service period of the award, net of estimated forfeitures. Share-based awards that do not require future service are recognized in the year in which the awards are deemed to be earned.

Deferred Compensation Plan

The Company maintains various deferred compensation arrangements for employees.

The nonqualified, unfunded deferred compensation plan allows certain highly compensated employees, at their election, to defer a percentage of their base salary, commissions and/or cash bonuses. The amounts deferred under this plan are held in a grantor trust, which is consolidated on our statements of financial condition.

The Piper Jaffray Companies Mutual Fund Restricted Share Investment Plan is a deferred compensation plan which allows eligible employees to elect to receive a portion of the incentive compensation they would otherwise receive in the form of restricted stock, instead in restricted mutual fund shares ("MFRS Awards") of registered funds managed by our asset management business. We have also granted MFRS Awards to new employees as a recruiting tool.

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

In connection with the closure of our Hong Kong capital markets business in 2012, we realized a $21.1 million U.S. tax benefit within discontinued operations due to a realized loss on the investment in our Hong Kong subsidiaries. The tax benefit was the excess of the tax basis of our investment in the subsidiaries over the financial statement carrying amount.

We record deferred tax benefits for future tax deductions expected upon the vesting of share-based compensation. If deductions reported on our tax return for share-based compensation (i.e., the value of the share-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with ASC 718), we record the excess tax benefit as additional paid-in capital. Conversely, if deductions reported on our tax return for share-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, we offset the deficiency first to any previously recognized excess tax benefits recorded as additional paid-in capital and any remaining deficiency is recorded as income tax expense. As of December 31, 2014, we had $1.1 million of excess tax benefits recorded as additional paid-in capital. In the first quarter of 2015, approximately 15,000 options expired and 464,000 shares vested resulting in $3.6 million of excess tax benefits recorded as additional paid-in-capital in the first quarter of 2015.

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

Liquidity, Funding and Capital Resources

Liquidity is of critical importance to us given the nature of our business. Insufficient liquidity resulting from adverse circumstances contributes to, and may be the cause of, financial institution failure. Accordingly, we regularly monitor our liquidity position, and maintain a liquidity strategy designed to enable our business to continue to operate even under adverse circumstances, although there can be no assurance that our strategy will be successful under all circumstances.

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

In the third quarter of 2012, our board of directors approved a share repurchase authorization of up to $100 million in common shares that expired September 30, 2014, with $39.5 million remaining under this authorization. During the first nine months of 2014, we did not repurchase any shares of our outstanding common stock under this authorization. Effective October 1, 2014, our board of directors authorized the repurchase of up to $100 million in common shares through September 30, 2016. During the fourth quarter of 2014, we did not repurchase any shares of our outstanding common stock under this authorization. We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During 2014, we purchased 256,055 shares or $10.9 million of our common shares for this purpose.

Cash Flows

Cash and cash equivalents decreased $107.8 million to $15.9 million at December 31, 2014 from December 31, 2013. Operating activities used $50.1 million of cash primarily due to an increase in operating assets, particularly related to our inventory and reverse repurchase agreements, which are principally used to make delivery on securities sold short. Partially offsetting these increases in operating assets were cash received from earnings and increased compensation related accruals. Investing activities in 2014 used $5.4 million of cash primarily related to the purchase of fixed assets. Cash of $52.0 million was used in financing activities as we reduced amounts due under our short-term financing related to commercial paper and our prime broker arrangement, offset in part by increases in repurchase agreements. Additionally, we experienced a $9.0 million decrease in noncontrolling interests due to net fund capital withdrawals and used $10.9 million of cash to repurchase common stock from employees selling shares to meet their tax obligations related to award vestings.

Cash and cash equivalents increased $18.3 million to $123.7 million at December 31, 2013 from December 31, 2012. Operating activities provided cash of $42.2 million primarily due to cash received from earnings and the increase in compensation related accruals. These increases were offset in part by cash used to fund reverse repurchase agreements as we increased hedging of our inventories, deployment of capital into other firm investments and an increase in fees receivable. Investing activities in 2013 used $30.0 million of cash, the majority of which related to our acquisitions of Seattle-Northwest and Edgeview. Cash of $5.8 million was provided through financing activities as increases in noncontrolling interest were offset in part by a net decrease in repurchase agreements and short-term financing that were used to fund inventory and $71.5 million used to repurchase common stock.

Cash and cash equivalents increased $20.3 million to $105.4 million at December 31, 2012 from December 31, 2011. Operating activities used $211.8 million of cash due to an increase in operating assets, particularly our net financial instruments and other inventory positions owned. Inventory increased related to the expansion of our fixed income sales and trading efforts to support customer flow and increases related to our strategic trading portfolios. The increase was also attributable to the low level of inventory we maintained at the end of 2011 as we managed risk due to more volatile market conditions at that time. Partially offsetting these increases in operating assets were increases in operating liabilities, particularly related to accrued compensation, payables to brokers, dealers and clearing organizations and other liabilities and accrued expenses. Investing activities in 2012 used $2.1 million of cash for the purchase of fixed assets. Cash of $234.3 million was provided through financing activities; primarily an increase in short-term financing, offset in part by decreases in repurchase agreements. A significant portion of our funding needs are driven by the levels of long inventory positions. As we increased our levels of long inventory in 2012, it led to an increase in funding needs, particularly related to short-term financing. Additionally, we entered into a Note Purchase Agreement under which we issued unsecured variable rate senior notes in late 2012, which provided $125.0 million in financing that was used to repay our bank syndicated credit agreement which had $115.0 million outstanding as of December 31, 2011. Offsetting these increases to financing was $47.2 million used to repurchase common stock.

Leverage

The following table presents total assets, adjusted assets, total shareholders’ equity and tangible shareholders’ equity with the resulting leverage ratios as of:

	December 31,	December 31,
(Dollars in thousands)	2014	2013
Total assets	$2,623,917	$2,318,157
Deduct: Goodwill and intangible assets	(242,536)	(250,564)
Deduct: Assets from noncontrolling interests	(308,910)	(317,558)
Adjusted assets	$2,072,471	$1,750,035

Total shareholders' equity	$969,460	$882,072
Deduct: Goodwill and intangible assets	(242,536)	(250,564)
Deduct: Noncontrolling interests	(149,548)	(147,396)
Tangible common shareholders' equity	$577,376	$484,112

Leverage ratio (1)	2.7	2.6

Adjusted leverage ratio (2)	3.6	3.6

(1)	Leverage ratio equals total assets divided by total shareholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders’ equity.

Adjusted assets and tangible common shareholders’ equity are non-GAAP financial measures. A non-GAAP financial measure is a numeric measure of financial performance that includes adjustments to the most directly comparable measure calculated and presented in accordance with GAAP, or for which there is no specific GAAP measure. Goodwill and intangible assets are subtracted from total assets and total shareholders’ equity in determining adjusted assets and tangible common shareholders’ equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets which can be deployed in a liquid manner. Amounts attributed to noncontrolling interests are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders’ equity, respectively, as they represent assets and equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies.

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

Commercial Paper Program – Our U.S. broker dealer subsidiary, Piper Jaffray & Co., issues secured commercial paper to fund a portion of its securities inventory. This commercial paper is issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and is secured by different inventory classes, which is reflected in the interest rate paid on the respective program. The programs can issue with maturities of 27 to 270 days. CP Series III A includes a covenant that requires Piper Jaffray & Co. to maintain excess net capital of $120 million. The following table provides information about our commercial paper programs at December 31, 2014:

(Dollars in millions)	CP Series A	CP Series II A	CP Series III A
Maximum amount that may be issued	$300.0	$150.0	$125.0
Amount outstanding	149.5	6.0	82.5

Weighted average maturity, in days	77	26	27
Weighted average maturity at issuance, in days	138	202	38

Prime Broker Arrangement – We have established an arrangement to obtain overnight financing by a single prime broker related to our alternative asset management funds in municipal securities. Financing under this arrangement is secured by certain securities, primarily municipal securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our prime broker financing activities are recorded net of receivables from trading activity. This funding is at the discretion of the prime broker and could be denied subject to a notice period. At December 31, 2014, we had $127.8 million of financing outstanding under this prime broker arrangement.

Committed Lines – Our committed line is a one-year $250 million revolving secured credit facility. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co. to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 18, 2015. This credit facility has been in place since 2008 and we renewed the facility for another one-year term in the fourth quarter of 2014. At December 31, 2014, we had no advances against this line of credit.

Uncommitted Lines – We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $185 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have an uncommitted unsecured facility with one of these banks. All of these uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. More specifically, these lines are subject to approval by the respective bank each time an advance is requested and advances may be denied, which may be particularly true during times of market stress or market perceptions of our exposures. We manage our relationships with the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business. At December 31, 2014, we had $12.0 million in advances against these lines of credit.

The following tables present the average balances outstanding for our various short-term funding sources by quarter for 2014 and 2013, respectively.

	Average Balance for the Three Months Ended
(Dollars in millions)	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014
Funding source:
Repurchase agreements	$54.2	$10.5	$49.8	$38.3
Commercial paper	244.0	262.5	276.2	280.5
Prime broker arrangement	46.4	64.8	159.9	216.1
Short-term bank loans	19.9	6.4	18.9	28.9
Total	$364.5	$344.2	$504.8	$563.8

	Average Balance for the Three Months Ended
(Dollars in millions)	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013
Funding source:
Repurchase agreements	$17.2	$11.2	$130.3	$66.2
Commercial paper	313.6	351.6	334.0	308.9
Prime broker arrangement	238.7	145.6	93.5	105.2
Short-term bank loans	1.3	1.8	11.8	5.1
Total	$570.8	$510.2	$569.6	$485.4

The average funding in the fourth quarter of 2014 increased to $364.5 million, compared with $344.2 million during the third quarter of 2014, due to an increase in average inventory and a reduction in excess cash. The reduction in average funding compared to the fourth quarter of 2013 was due to additional cash generated through earnings, which was used to reduce our borrowings. Additionally, more cash was used in 2013 for share repurchases, which resulted in an increased need for funding in the year-ago period.

The following tables present the maximum daily funding amount by quarter for 2014 and 2013, respectively.

	For the Three Months Ended
(Dollars in millions)	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014
Maximum amount of daily funding	$644.1	$543.0	$766.7	$897.2

	For the Three Months Ended
(Dollars in millions)	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013
Maximum amount of daily funding	$735.2	$799.0	$779.3	$677.1

Variable rate senior notes

On November 30, 2012, we entered into a note purchase agreement under which we issued unsecured variable rate senior notes (“Notes”) in the amount of $125 million. The initial holders of the Notes are certain entities advised by Pacific Investment Management Company LLC (“PIMCO”). The Notes consist of two classes, Class A Notes and Class B Notes, with principal amounts of $50 million and $75 million, respectively.

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

The Amended Note Purchase Agreement includes covenants that, among other things, require us to maintain a minimum consolidated tangible net worth and minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. With respect to the net capital covenant, our U.S. broker dealer subsidiary is required to maintain minimum net capital of $120 million. At December 31, 2014, we were in compliance with all covenants.

Three-year bank syndicated credit agreement

On December 29, 2010, we entered into a Credit Agreement comprised of a $100 million amortizing term loan and a $50 million revolving credit facility. The unpaid principal and interest on the Credit Agreement was paid off on November 30, 2012 from the proceeds of the Notes.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments. The following table summarizes the contractual amounts at December 31, 2014, in total and by remaining maturity. Excluded from the table are a number of obligations recorded on the consolidated statements of financial condition that generally are short-term in nature, including secured financing transactions, trading liabilities, short-term borrowings and other payables and accrued liabilities. The amounts presented in the table below may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation.

		2016	2018	2020 and
(Dollars in millions)	2015	- 2017	- 2019	thereafter	Total
Operating lease obligations	$12.3	$22.0	$18.7	$26.5	$79.5
Purchase commitments	16.6	15.0	3.0	—	34.6
Investment commitments (a)	—	—	—	—	37.3
Loan commitments (b)	—	—	—	—	—
Variable rate senior notes	75.0	50.0	—	—	125.0
Unrecognized tax benefits	2.3	—	—	—	2.3

(a)
The investment commitments have no specified call dates; however, the investment period for these funds is through 2018. The timing of capital calls is based on market conditions and investment opportunities. Investment commitments of $26.1 million relate to a commitment to an affiliated merchant banking fund.

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

Capital Requirements

As a registered broker dealer and member firm of FINRA, our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. We also are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. At December 31, 2014, our net capital under the SEC’s uniform net capital rule was $165.3 million, and exceeded the minimum net capital required under the SEC rule by $164.3 million.

Although we operate with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our Capital Markets revenue producing activities.

At December 31, 2014, Piper Jaffray Ltd., our broker dealer subsidiary registered in the United Kingdom, was subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31, 2014						Total Contractual Amount
				2018	2020		December 31,	December 31,
(Dollars in thousands)	2015	2016	2017	- 2019	- 2021	Later	2014	2013
Customer matched-book derivative contracts (1) (2)	$65,700	$64,077	$40,950	$81,450	$61,187	$4,546,938	$4,860,302	$5,310,929
Trading securities derivative contracts (2)	267,500	—	—	—	—	29,750	297,250	198,500
Credit default swap index contracts (2)	—	—	—	240,000	—	27,796	267,796	299,333
Equity derivative contracts (2)	18,768	612	—	—	—	—	19,380	17,090
Private equity investment commitments (3)	—	—	—	—	—	—	37,264	47,576

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with two major financial institutions, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $197.8 million at December 31, 2014) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At December 31, 2014, we had $28.3 million of credit exposure with these counterparties, including $16.5 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At December 31, 2014 and December 31, 2013, the net fair value of these derivative contracts approximated $37.0 million and $30.4 million, respectively.

(3)
The investment commitments have no specified call dates; however, the investment period for these funds is through 2018. The timing of capital calls is based on market conditions and investment opportunities.

Derivatives

Derivatives’ notional or contract amounts are not reflected as assets or liabilities on our consolidated statements of financial condition. Rather, the fair value of the derivative transactions are reported on the consolidated statements of financial condition as assets or liabilities in financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased, as applicable. For a complete discussion of our activities related to derivative products, see Note 6, "Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased," in the notes to our consolidated financial statements.

Loan Commitments

We may commit to bridge loan financing for our clients or make commitments to underwrite corporate debt. We had no loan commitments outstanding at December 31, 2014.

Private Equity and Other Principal Investments

A component of our private equity and principal investments, including investments made as part of our merchant banking activities, are made through investments in various legal entities, typically partnerships or limited liability companies, established for the purpose of investing in securities of private companies or municipal debt obligations. We commit capital or act as the managing partner of these entities. Some of these entities are deemed to be variable interest entities. For a complete discussion of our activities related to these types of entities, see Note 8, "Variable Interest Entities," to our consolidated financial statements.

We have committed capital to certain entities and these commitments generally have no specified call dates. We had $37.3 million of commitments outstanding at December 31, 2014, of which $26.1 million related to a commitment to an affiliated merchant banking fund.

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

Our different types of market risk include:

Interest Rate Risk — Interest rate risk represents the potential volatility from changes in market interest rates. We are exposed to interest rate risk arising from changes in the level and volatility of interest rates, changes in the shape of the yield curve, changes in credit spreads, and the rate of prepayments on our interest-earning assets (including client margin balances, investments, inventories, and resale agreements) and our funding sources (including client cash balances, short-term financing, variable rate senior notes and repurchase agreements), which finance these assets. Interest rate risk is managed by selling short U.S. government securities, agency securities, corporate debt securities and derivative contracts. See Note 6 of our accompanying consolidated financial statements for additional information on our derivative contracts. Our interest rate hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate risk.

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

	December 31,	December 31,
(Dollars in thousands)	2014	2013
Interest Rate Risk	$740	$1,793
Equity Price Risk	235	788
Diversification Effect (1)	(129)	(765)
Total Value-at-Risk	$846	$1,816

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the years ended December 31, 2014 and 2013, respectively.

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2014
Interest Rate Risk	$1,344	$291	$797
Equity Price Risk	920	17	265
Diversification Effect (1)			(232)
Total Value-at-Risk	$1,332	$302	$830

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2013
Interest Rate Risk	$2,840	$578	$1,756
Equity Price Risk	2,434	64	1,056
Diversification Effect (1)			(944)
Total Value-at-Risk	$2,792	$865	$1,868

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses exceeded our one-day VaR on eight occasions during 2014.

The aggregate VaR as of December 31, 2014 was lower than the reported VaR on December 31, 2013. The decrease in VaR is due to lower volatility during the measurement period and increased hedging of our fixed income inventories.

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

See the section entitled "Liquidity, Funding and Capital Resources" in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," in this Form 10-K for information regarding our liquidity and how we manage liquidity risk.

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

We have concentrated counterparty credit exposure with six non-publicly rated entities totaling $28.3 million at December 31, 2014. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represents 58.3 percent, or $16.5 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information under the caption "Risk Management" in Part II, Item 7 entitled, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," is incorporated herein by reference.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2014.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of Piper Jaffray Companies included in this Annual Report on Form 10-K, has issued an attestation report on internal control over financial reporting as of December 31, 2014. Their report, which expresses an unqualified opinion on the effectiveness of Piper Jaffray Companies’ internal control over financial reporting as of December 31, 2014, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Piper Jaffray Companies

We have audited Piper Jaffray Companies’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Piper Jaffray Companies’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Piper Jaffray Companies maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Piper Jaffray Companies and our report dated February 26, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Piper Jaffray Companies

We have audited the accompanying consolidated statements of financial condition of Piper Jaffray Companies (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Piper Jaffray Companies at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Piper Jaffray Companies’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 26, 2015

Piper Jaffray Companies
Consolidated Statements of Financial Condition

	December 31,	December 31,
	2014	2013
(Amounts in thousands, except share data)
Assets
Cash and cash equivalents	$15,867	$123,683
Cash and cash equivalents segregated for regulatory purposes	25,011	43,012
Receivables:
Customers	9,658	11,633
Brokers, dealers and clearing organizations	161,009	127,113
Securities purchased under agreements to resell	308,165	167,875

Financial instruments and other inventory positions owned	507,794	406,513
Financial instruments and other inventory positions owned and pledged as collateral	1,108,567	957,515
Total financial instruments and other inventory positions owned	1,616,361	1,364,028

Fixed assets (net of accumulated depreciation and amortization of $47,327 and $62,311, respectively)	18,171	16,114
Goodwill	211,878	210,634
Intangible assets (net of accumulated amortization of $41,141 and $31,869, respectively)	30,658	39,930
Investments	126,840	112,043
Other assets	100,299	102,092
Total assets	$2,623,917	$2,318,157

Liabilities and Shareholders’ Equity
Short-term financing	$377,767	$514,711
Variable rate senior notes	125,000	125,000
Payables:
Customers	13,328	33,109
Brokers, dealers and clearing organizations	25,564	27,722
Securities sold under agreements to repurchase	102,646	4,397
Financial instruments and other inventory positions sold, but not yet purchased	738,124	512,833
Accrued compensation	228,877	159,928
Other liabilities and accrued expenses	43,151	58,385
Total liabilities	1,654,457	1,436,085

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at December 31, 2014 and December 31, 2013;
Shares issued: 19,523,371 at December 31, 2014 and 19,537,127 at December 31, 2013;
Shares outstanding: 15,265,420 at December 31, 2014 and 14,383,418 at December 31, 2013	195	195
Additional paid-in capital	735,415	740,321
Retained earnings	227,065	163,893
Less common stock held in treasury, at cost: 4,257,951 shares at December 31, 2014 and 5,153,709 shares at December 31, 2013	(143,140)	(170,629)
Accumulated other comprehensive income	377	896
Total common shareholders’ equity	819,912	734,676

Noncontrolling interests	149,548	147,396
Total shareholders’ equity	969,460	882,072

Total liabilities and shareholders’ equity	$2,623,917	$2,318,157
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations

	Year Ended December 31,
(Amounts in thousands, except per share data)	2014	2013	2012

Revenues:
Investment banking	$369,811	$248,563	$232,958
Institutional brokerage	156,809	146,648	166,642
Asset management	85,062	83,045	65,699
Interest	48,716	50,409	37,845
Investment income	12,813	21,566	4,903

Total revenues	673,211	550,231	508,047

Interest expense	25,073	25,036	19,095

Net revenues	648,138	525,195	488,952

Non-interest expenses:
Compensation and benefits	394,510	322,464	296,882
Occupancy and equipment	28,231	25,493	26,454
Communications	22,732	21,431	20,543
Floor brokerage and clearance	7,621	8,270	8,054
Marketing and business development	27,260	21,603	19,908
Outside services	37,055	32,982	27,998
Restructuring and integration costs	—	4,689	3,642
Intangible asset amortization expense	9,272	7,993	6,944
Other operating expenses	11,146	4,657	9,516

Total non-interest expenses	537,827	449,582	419,941

Income from continuing operations before income tax expense	110,311	75,613	69,011

Income tax expense	35,986	20,390	19,470

Income from continuing operations	74,325	55,223	49,541

Discontinued operations:
Loss from discontinued operations, net of tax	—	(4,739)	(5,807)

Net income	74,325	50,484	43,734

Net income applicable to noncontrolling interests	11,153	5,394	2,466

Net income applicable to Piper Jaffray Companies	$63,172	$45,090	$41,268

Net income applicable to Piper Jaffray Companies’ common shareholders	$58,141	$40,596	$35,335

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Operations – Continued

	Year Ended December 31,
(Amounts in thousands, except per share data)	2014	2013	2012

Amounts applicable to Piper Jaffray Companies
Net income from continuing operations	$63,172	$49,829	$47,075
Net loss from discontinued operations	—	(4,739)	(5,807)
Net income applicable to Piper Jaffray Companies	$63,172	$45,090	$41,268

Earnings/(loss) per basic common share
Income from continuing operations	$3.88	$2.98	$2.58
Loss from discontinued operations	—	(0.28)	(0.32)
Earnings per basic common share	$3.88	$2.70	$2.26

Earnings/(loss) per diluted common share
Income from continuing operations	$3.87	$2.98	$2.58
Loss from discontinued operations	—	(0.28)	(0.32)
Earnings per diluted common share	$3.87	$2.70	$2.26

Weighted average number of common shares outstanding
Basic	14,971	15,046	15,615
Diluted	15,025	15,061	15,616

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Net income	$74,325	$50,484	$43,734

Other comprehensive income/(loss), net of tax:
Adjustment to unrecognized pension cost	—	(38)	—
Foreign currency translation adjustment	(519)	267	62

Total other comprehensive income/(loss), net of tax	(519)	229	62

Comprehensive income	73,806	50,713	43,796

Comprehensive income applicable to noncontrolling interests	11,153	5,394	2,466

Comprehensive income applicable to Piper Jaffray Companies	$62,653	$45,319	$41,330

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Changes in Shareholders' Equity

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity

Balance at December 31, 2011	15,750,188	$195	$791,166	$77,535	$(151,110)	$605	$718,391	$32,209	$750,600

Net income	—	—	—	41,268	—	—	41,268	2,466	43,734
Amortization/issuance of restricted stock	—	—	16,681	—	—	—	16,681	—	16,681
Repurchase of common stock through share repurchase program	(1,645,458)	—	—	—	(38,068)	—	(38,068)	—	(38,068)
Issuance of treasury shares for restricted stock vestings	1,323,427	—	(50,776)	—	50,776	—	—	—	—
Repurchase of common stock for employee tax withholding	(385,449)	—	—	—	(9,096)	—	(9,096)	—	(9,096)
Issuance of treasury shares for 401k match	165,241	—	(2,745)	—	6,559	—	3,814	—	3,814
Shares reserved to meet deferred compensation obligations	5,847	—	240	—	—	—	240	—	240
Other comprehensive income	—	—	—	—	—	62	62	—	62
Fund capital contributions, net	—	—	—	—	—	—	—	22,208	22,208
Balance at December 31, 2012	15,213,796	$195	$754,566	$118,803	$(140,939)	$667	$733,292	$56,883	$790,175

Net income	—	—	—	45,090	—	—	45,090	5,394	50,484
Amortization/issuance of restricted stock	—	—	23,528	—	—	—	23,528	—	23,528
Repurchase of common stock through share repurchase program	(1,719,662)	—	—	—	(55,929)	—	(55,929)	—	(55,929)
Issuance of treasury shares for restricted stock vestings	1,173,180	—	(38,636)	—	38,636	—	—	—	—
Repurchase of common stock for employee tax withholding	(386,713)	—	—	—	(15,533)	—	(15,533)	—	(15,533)
Issuance of treasury shares for 401k match	96,049	—	803	—	3,136	—	3,939	—	3,939
Shares reserved to meet deferred compensation obligations	6,768	—	60	—	—	—	60	—	60
Other comprehensive income	—	—	—	—	—	229	229	—	229
Fund capital contributions, net	—	—	—	—	—	—	—	85,119	85,119
Balance at December 31, 2013	14,383,418	$195	$740,321	$163,893	$(170,629)	$896	$734,676	$147,396	$882,072

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Changes in Shareholders' Equity – Continued

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity

Net income	—	$—	$—	$63,172	$—	$—	$63,172	$11,153	$74,325
Amortization/issuance of restricted stock	—	—	23,649	—	—	—	23,649	—	23,649
Issuance of treasury shares for options exercised	137,864	—	834	—	4,618	—	5,452	—	5,452
Issuance of treasury shares for restricted stock vestings	892,385	—	(30,295)	—	30,295	—	—	—	—
Repurchase of common stock for employee tax withholding	(256,055)	—	—	—	(10,854)	—	(10,854)	—	(10,854)
Issuance of treasury shares for 401k match	103,598	—	726	—	3,430	—	4,156	—	4,156
Shares reserved to meet deferred compensation obligations	4,210	—	180	—	—	—	180	—	180
Other comprehensive loss	—	—	—	—	—	(519)	(519)	—	(519)
Fund capital withdrawals, net	—	—	—	—	—	—	—	(9,001)	(9,001)
Balance at December 31, 2014	15,265,420	$195	$735,415	$227,065	$(143,140)	$377	$819,912	$149,548	$969,460
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012

Operating Activities:
Net income	$74,325	$50,484	$43,734
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	5,269	5,714	7,005
Deferred income taxes	(10,843)	(2,630)	11,458
Loss on sale of FAMCO	—	1,876	—
Loss on disposal of fixed assets	—	—	1,624
Share-based and deferred compensation	28,764	21,598	20,641
Goodwill impairment	—	—	5,508
Amortization of intangible assets	9,272	7,993	7,669
Amortization of forgivable loans	5,316	6,300	8,057
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	18,001	(12,005)	(5,999)
Receivables:
Customers	1,975	2,162	10,395
Brokers, dealers and clearing organizations	(33,896)	21,004	(23,452)
Securities purchased under agreements to resell	(140,290)	(22,442)	14,713
Net financial instruments and other inventory positions owned	(27,042)	4,685	(360,317)
Investments	(14,797)	(26,271)	(17,444)
Other assets	3,785	(3,867)	(15,362)
Increase/(decrease) in operating liabilities:
Payables:
Customers	(19,781)	(8,898)	12,592
Brokers, dealers and clearing organizations	(2,158)	(33,559)	24,720
Accrued compensation	67,247	32,233	23,424
Other liabilities and accrued expenses	(15,216)	(2,354)	18,945
Decrease in assets held for sale	—	605	435
Decrease in liabilities held for sale	—	(465)	(128)

Net cash provided by/(used in) operating activities	(50,069)	42,163	(211,782)

Investing Activities:
Business acquisitions, net of cash acquired	—	(24,726)	—
Repayment of FAMCO note	2,000	250	—
Purchases of fixed assets, net	(7,387)	(5,476)	(2,131)

Net cash used in investing activities	(5,387)	(29,952)	(2,131)

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Cash Flows – Continued

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012

Financing Activities:
Increase/(decrease) in short-term financing	$(136,944)	$37,697	$308,313
Issuance of variable rate senior notes	50,000	—	125,000
Repayment of variable rate senior notes	(50,000)	—	—
Decrease in bank syndicated financing	—	—	(115,000)
Increase/(decrease) in securities sold under agreements to repurchase	98,249	(45,603)	(59,080)
Increase/(decrease) in noncontrolling interests	(9,001)	85,119	22,208
Repurchase of common stock	(10,854)	(71,462)	(47,164)
Excess tax benefit from share-based compensation	1,081	47	—
Proceeds from stock option exercises	5,452	—	—

Net cash provided by/(used in) financing activities	(52,017)	5,798	234,277

Currency adjustment:
Effect of exchange rate changes on cash	(343)	303	(17)

Net increase/(decrease) in cash and cash equivalents	(107,816)	18,312	20,347

Cash and cash equivalents at beginning of year	123,683	105,371	85,024

Cash and cash equivalents at end of year	$15,867	$123,683	$105,371

Supplemental disclosure of cash flow information –
Cash paid/(received) during the year for:
Interest	$25,345	$23,487	$19,357
Income taxes	$58,599	$745	$(4,961)

Non-cash financing activities –
Issuance of common stock for retirement plan obligations:
103,598 shares, 96,049 shares and 165,241 shares for the years ended December 31, 2014, 2013 and 2012, respectively	$4,156	$3,939	$3,814

Issuance of restricted common stock for annual equity award:
402,074 shares, 431,582 shares and 487,181 shares for the years ended December 31, 2014, 2013 and 2012, respectively	$16,131	$17,699	$11,244

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

As discussed in Note 5, Fiduciary Asset Management, LLC (“FAMCO”) was sold in 2013.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Reclassifications

In 2013, the Company reclassified interest revenue and expense associated with its derivative contracts to investment banking or institutional brokerage revenues within the consolidated statements of operations to more accurately reflect the nature and intent of the derivative instrument. The Company reclassified $11.0 million of interest revenue and $10.2 million of interest expense for the year ended December 31, 2012. This change had no effect on net revenues, net income, shareholders’ equity or cash flows for any of the periods presented.

Note 2 Summary of Significant Accounting Policies

Principles of Consolidation

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”).

Voting interest entities are entities in which (i) the total equity investment at risk is sufficient to enable each entity to finance itself independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right or power to make decisions about or direct the entity’s activities that most significantly impact the entity’s economic performance. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 810, “Consolidations,” (“ASC 810”) states that the usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. Accordingly, the Company consolidates voting interest entities in which it has all, or a majority of, the voting interests.

VIEs are entities that lack one or more of the characteristics of a voting interest entity. With the exception of entities eligible for the deferral codified in FASB Accounting Standards Update (“ASU”) No. 2010-10, “Consolidation: Amendments for Certain Investment Funds,” (“ASU 2010-10”) (generally asset managers and investment companies), ASC 810 states that a controlling financial interest in a VIE is present when an enterprise has one or more variable interests that have both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the entity or the rights to receive benefits from the VIE that could potentially be significant to the VIE. Accordingly, the Company consolidates VIEs in which the Company has a controlling financial interest.

Entities meeting the deferral provision defined by ASU 2010-10 are evaluated under the historical VIE guidance. Under the historical guidance, a controlling financial interest in an entity is present when an enterprise has one or more variable interests that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest is the primary beneficiary and consolidates the VIE. Accordingly, the Company consolidates VIEs subject to the deferral provisions defined by ASU 2010-10 in which the Company is deemed to be the primary beneficiary.

When the Company does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies (generally defined as owning a voting or economic interest of between 20 percent to 50 percent), the Company's investment is accounted for under the equity method of accounting. The Company accounts for its investments in partnerships under the equity method of accounting. If the Company does not have a controlling financial interest in, or exert significant influence over, an entity, the Company accounts for its investment at fair value, if the fair value option was elected, or at cost.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Customer Transactions

Customer securities transactions are recorded on a settlement date basis, while the related revenues and expenses are recorded on a trade-date basis. Customer receivables and payables include amounts related to both cash and margin transactions. Securities owned by customers, including those that collateralize margin or other similar transactions, are not reflected on the consolidated statements of financial condition.

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

Fair Value of Financial Instruments

Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased on the consolidated statements of financial condition consist of financial instruments (including securities with extended settlements and derivative contracts) recorded at fair value. Unrealized gains and losses related to these financial instruments are reflected on the consolidated statements of operations. Securities (both long and short), including securities with extended settlements, are recognized on a trade-date basis. Additionally, certain of the Company’s investments on the consolidated statements of financial condition are recorded at fair value, either as required by accounting guidance or through the fair value election.

Fair Value Measurement – Definition and Hierarchy – FASB Accounting Standards Codification Topic 820, “Fair Value Measurement,” (“ASC 820”) defines fair value as the amount at which an instrument could be exchanged in an orderly transaction between market participants at the measurement date (the exit price). ASC 820 establishes a fair value hierarchy based on the inputs used to measure fair value. The fair value hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect management’s assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the observability of inputs as follows:

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

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

Level III – Instruments that have little to no pricing observability as of the report date. These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

Valuation of Financial Instruments – Based on the nature of the Company’s business and its role as a “dealer” in the securities industry or its role as a manager of alternative asset management funds, the fair values of its financial instruments are determined internally. When available, the Company values financial instruments at observable market prices, observable market parameters, or broker or dealer prices (bid and ask prices). In the case of financial instruments transacted on recognized exchanges, the observable market prices represent quotations for completed transactions from the exchange on which the financial instrument is principally traded.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

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

Goodwill and Intangible Assets

Goodwill represents the fair value of the consideration transferred in excess of the fair value of identifiable net assets at the acquisition date. The recoverability of goodwill is evaluated annually, at a minimum, or on an interim basis if circumstances indicate a possible inability to realize the carrying amount. See Note 14 for additional information on the Company's goodwill impairment testing.

Intangible assets with determinable lives consist of asset management customer relationships and capital markets customer relationships and non-competition agreements that are amortized over their original estimated useful lives ranging from two to ten years. Indefinite-life intangible assets consist of the ARI trade name. It is not amortized and is evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amount.

Investments

The Company’s proprietary investments include equity investments in private companies and partnerships, investments in public companies, investments in registered mutual funds, warrants of public and private companies and private company debt. Equity investments in private companies are accounted for at fair value, as required by accounting guidance or if the fair value option was elected, or at cost. Investments in partnerships are accounted for under the equity method, which is generally the net asset value. Exchange traded direct equity investments in public companies and registered mutual funds are accounted for at fair value. Company-owned warrants with a cashless exercise option are valued at fair value, while warrants without a cashless exercise option are valued at cost. Private company debt investments are recorded at fair value, as required by accounting guidance, or at amortized cost, net of any unamortized premium or discount.

Other Assets

Other assets include net deferred income tax assets, receivables and prepaid expenses. Receivables include fee receivables, accrued interest and loans made to employees, typically in connection with their recruitment. Employee loans are forgiven based on continued employment and are amortized to compensation and benefits expense using the straight-line method over the respective terms of the loans, which generally range from two to five years.

Revenue Recognition

Investment Banking – Investment banking revenues, which include underwriting and advisory fees, are recorded when services for the transactions are completed under the terms of each engagement. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded. Investment banking revenues are presented net of related unreimbursed expenses for completed deals. Expenses related to investment banking deals not completed are recognized as non-interest expenses on the consolidated statements of operations.

Institutional Brokerage – Institutional brokerage revenues include (i) commissions received from customers for the execution of brokerage transactions in listed and over-the-counter (OTC) equity, fixed income and convertible debt securities, which are recorded on a trade-date basis, (ii) trading gains and losses and (iii) fees received by the Company for equity research. The Company permits institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. As the Company is not the primary obligor for these arrangements, expenses relating to soft dollars are netted against commission revenues and included in other liabilities and accrued expenses on the consolidated statements of financial condition.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

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

Stock-based Compensation

FASB Accounting Standards Codification Topic 718, “Compensation — Stock Compensation,” (“ASC 718”) requires all stock-based compensation to be expensed on the consolidated statements of operations based on the grant date fair value of the award. Compensation expense related to share-based awards that do not require future service are recognized in the year in which the awards were deemed to be earned. Share-based awards that require future service are amortized over the relevant service period net of estimated forfeitures. See Note 24 for additional information on the Company's accounting for stock-based compensation.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Foreign Currency Translation

The Company consolidates foreign subsidiaries which have designated their local currency as their functional currency. Assets and liabilities of these foreign subsidiaries are translated at year-end rates of exchange. The gains or losses resulting from translating foreign currency financial statements are included in other comprehensive income. Gains or losses resulting from foreign currency transactions are included in net income.

Contingencies

The Company is involved in various pending and potential legal proceedings related to its business, including litigation, arbitration and regulatory proceedings. The Company establishes reserves for potential losses to the extent that claims are probable of loss and the amount of the loss can be reasonably estimated. The determination of the outcome and reserve amounts requires significant judgment on the part of management.

Note 3 Recent Accounting Pronouncements

Future Adoption of New Applicable Accounting Standards

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

Consolidation

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02"). ASU 2015-02 amends ASC 810 through targeted changes to the consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. It is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the impact of the amended guidance on its consolidated financial statements.

Note 4 Acquisitions

On July 12, 2013, the Company completed the purchase of Seattle-Northwest Securities Corporation ("Seattle-Northwest"), a Seattle-based investment bank and broker dealer focused on public finance in the Northwest region of the U.S. The acquisition of Seattle-Northwest supports the Company's strategy to grow its public finance business.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

On July 16, 2013, the Company completed the purchase of Edgeview Partners, L.P. ("Edgeview"), a middle-market advisory firm specializing in mergers and acquisitions. The acquisition of Edgeview further strengthened the Company's mergers and acquisitions position in the middle market and added resources dedicated to the private equity community.

The Company paid $32.7 million in cash for Seattle-Northwest and Edgeview, which represented the fair values as of the respective acquisition dates. The Company also entered into acquisition-related compensation arrangements of $14.3 million which consisted of cash, restricted stock and restricted mutual fund shares ("MFRS Awards") of registered funds managed by the Company's asset management business. Compensation expense related to these arrangements is amortized on a straight-line basis over the original requisite service period of two to five years (a weighted average remaining service period of 2.9 years).

These acquisitions were accounted for pursuant to FASB Accounting Standards Codification Topic 805, "Business Combinations." Accordingly, the purchase price of each acquisition was allocated to the acquired assets and liabilities assumed based on their estimated fair values as of the respective acquisition dates. The excess of the purchase price over the net assets acquired was allocated between goodwill and intangible assets within the Capital Markets segment. The Company recorded $15.0 million of goodwill on the consolidated statements of financial condition, of which $9.1 million is expected to be deductible for income tax purposes. In management's opinion, the goodwill represents the reputation and expertise of Seattle-Northwest and Edgeview in their business.

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
Seattle-Northwest and Edgeview results of operations have been included in the Company's consolidated financial statements prospectively from their respective dates of acquisition. These acquisitions have been fully integrated with the Company's existing operations. Accordingly, post-acquisition revenues and net income are not discernible. The following unaudited pro forma financial data assumes the acquisitions had occurred on January 1, 2011. Pro forma results have been prepared by adjusting the Company's historical results from continuing operations to include Seattle-Northwest and Edgeview results of operations adjusted for the following changes: depreciation and amortization expenses were adjusted to account for acquisition-date fair value adjustments of fixed assets and intangible assets; compensation and benefits expenses were adjusted to reflect excess partner distributions as compensation expense; and the income tax effect of applying the Company's statutory tax rates to Seattle-Northwest and Edgeview results of operations. The consolidated Company's unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisitions been completed at the beginning of the applicable period

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

presented, does not contemplate anticipated operational efficiencies of the combined entities, nor does it indicate the results of operations in future periods.

	Year Ended December 31,
(Dollars in thousands)	2013	2012
Net revenues	$541,304	$535,694
Net income from continuing operations applicable to Piper Jaffray Companies	$48,568	$50,413

Note 5 Discontinued Operations

The Company's Hong Kong capital markets business ceased operations in 2012. In accordance with the provisions of FASB Accounting Standards Codification Topic 205-20, “Discontinued Operations,” the results from this business, previously reported in the Capital Markets segment, have been classified as discontinued operations for all periods presented.

The components of discontinued operations for the Hong Kong capital markets business are as follows:

	Year Ended December 31,
(Dollars in thousands)	2013	2012
Net revenues	$—	$6,635

Restructuring expenses	—	11,535
Other expenses	1,197	16,550
Total non-interest expenses	1,197	28,085

Loss from discontinued operations before income tax benefit	(1,197)	(21,450)

Income tax benefit	(415)	(21,069)

Loss from discontinued operations, net of tax	$(782)	$(381)

In 2013, the Company completed the sale of FAMCO, an asset management subsidiary, for consideration of $4.0 million which consisted of $0.3 million in cash and a $3.7 million note receivable from the buyer. FAMCO's results, previously reported in the Asset Management segment, have been presented as discontinued operations for all periods presented and the related assets and liabilities were classified as held for sale as of December 31, 2012.

The components of discontinued operations for FAMCO are as follows:

	Year Ended December 31,
(Dollars in thousands)	2013	2012
Net revenues	$1,650	$5,718

Goodwill impairment	—	5,508
Operating expenses	5,057	8,362
Total non-interest expenses	5,057	13,870

Loss from discontinued operations before income tax benefit	(3,407)	(8,152)

Income tax benefit	(1,326)	(2,726)

Loss from discontinued operations	(2,081)	(5,426)

Loss on sale, net of tax	(1,876)	—

Loss from discontinued operations, net of tax	$(3,957)	$(5,426)

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 6 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased were as follows:

	December 31,	December 31,
(Dollars in thousands)	2014	2013
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$50,365	$54,097
Convertible securities	156,685	80,784
Fixed income securities	48,651	10,102
Municipal securities:
Taxable securities	312,753	232,379
Tax-exempt securities	559,704	460,865
Short-term securities	68,717	62,620
Asset-backed securities	125,065	119,811
U.S. government agency securities	244,046	304,737
U.S. government securities	2,549	—
Derivative contracts	47,826	38,633
Total financial instruments and other inventory positions owned	1,616,361	1,364,028

Less noncontrolling interests (1)	(267,742)	(291,513)
	$1,348,619	$1,072,515

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$154,589	$69,205
Fixed income securities	21,460	24,021
U.S. government agency securities	27,735	120,084
U.S. government securities	523,527	291,320
Derivative contracts	10,813	8,203
Total financial instruments and other inventory positions sold, but not yet purchased	738,124	512,833

Less noncontrolling interests (2)	(98,669)	(68,356)
	$639,455	$444,477

(1)
Noncontrolling interests attributable to third party ownership in a consolidated municipal bond fund consist of $123.3 million and $101.8 million of taxable municipal securities, $139.5 million and $183.9 million of tax-exempt municipal securities, and $4.9 million and $5.8 million of derivative contracts as of December 31, 2014 and 2013, respectively.

(2)
Noncontrolling interests attributable to third party ownership in a consolidated municipal bond fund consist of $97.6 million and $67.4 million of U.S. government securities, and $1.1 million and $1.0 million of derivative contracts as of December 31, 2014 and 2013, respectively.

At December 31, 2014 and 2013, financial instruments and other inventory positions owned in the amount of $1.1 billion and $957.5 million, respectively, had been pledged as collateral for short-term financings and repurchase agreements.

Financial instruments and other inventory positions sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. The Company is obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected on the consolidated statements of financial condition. The Company economically hedges changes in the market value of its financial instruments and other inventory positions owned using inventory positions sold, but not yet purchased, interest rate derivatives, credit default swap index contracts, treasury futures and exchange-traded options.

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

The following table presents the total absolute notional contract amount associated with the Company’s outstanding derivative instruments:

(Dollars in thousands)		December 31,	December 31,
Transaction Type or Hedged Security	Derivative Category	2014	2013
Customer matched-book	Interest rate derivative contract	$4,860,302	$5,310,929
Trading securities	Interest rate derivative contract	297,250	198,500
Trading securities	Credit default swap index contract	267,796	299,333
Trading securities	Equity option derivative contract	19,380	17,090
		$5,444,728	$5,825,852

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

(Dollars in thousands)		Year Ended December 31,
Derivative Category	Operations Category	2014	2013	2012
Interest rate derivative contract	Investment banking	$(2,790)	$(1,529)	$(2,583)
Interest rate derivative contract	Institutional brokerage	(1,678)	(2,511)	(798)
Credit default swap index contract	Institutional brokerage	(1,080)	(1,522)	(1,603)
Equity option derivative contract	Institutional brokerage	1,037	(646)	—
		$(4,511)	$(6,208)	$(4,984)

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The gross fair market value of all derivative instruments and their location on the Company’s consolidated statements of financial condition prior to counterparty netting are shown below by asset or liability position:

(Dollars in thousands)		Asset Value at		Liability Value at
		December 31,		December 31,
Derivative Category	Financial Condition Location	2014	Financial Condition Location	2014
Interest rate derivative contract	Financial instruments and other inventory positions owned	$448,127	Financial instruments and other inventory positions sold, but not yet purchased	$433,469
Credit default swap index contract	Financial instruments and other inventory positions owned	5,808	Financial instruments and other inventory positions sold, but not yet purchased	5,188
Equity option derivative contract	Financial instruments and other inventory positions owned	76	Financial instruments and other inventory positions sold, but not yet purchased	189
		$454,011		$438,846

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

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company’s financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company’s  derivative contracts are substantially collateralized by its counterparties, who  are major  financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of December 31, 2014, the Company had $28.3 million of uncollateralized credit exposure with these counterparties (notional contract amount of $197.8 million), including $16.5 million of uncollateralized credit exposure with one counterparty.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

U.S. government agency securities – U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities and are categorized as Level II. Mortgage bonds include bonds secured by mortgages, mortgage pass-through securities, agency collateralized mortgage-obligation (“CMO”) securities and agency interest-only securities. Mortgage pass-through securities, CMO securities and interest-only securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore are generally categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields ranging from 49-947 basis points (“bps”) on spreads over U.S. treasury securities, or models based upon prepayment expectations ranging from 37-460 Public Securities Association (“PSA”) prepayment levels. These securities are categorized as Level II.

U.S. government securities – U.S. government securities include highly liquid U.S. treasury securities which are generally valued using quoted market prices and therefore categorized as Level I. The Company does not transact in securities of countries other than the U.S. government.

Derivatives – Derivative contracts include interest rate and basis swaps, interest rate locks, treasury futures, options and credit default swap index contracts. These instruments derive their value from underlying assets, reference rates, indices or a combination of these factors. The Company's equity option derivative contracts are valued based on quoted prices from the exchange for identical assets or liabilities as of the period-end date. To the extent these contracts are actively traded and valuation adjustments are not applied, they are categorized as Level I. The Company’s credit default swap index contracts are valued using market price quotations and are classified as Level II. The majority of the Company’s interest rate derivative contracts, including both interest rate swaps and interest rate locks, are valued using market standard pricing models based on the net present value of estimated future cash flows. The valuation models used do not involve material subjectivity as the methodologies do not entail significant judgment and the pricing inputs are market observable, including contractual terms, yield curves and measures of volatility. These instruments are classified as Level II within the fair value hierarchy. Certain interest rate locks transact in less active markets and were valued using valuation models that included the previously mentioned observable inputs and certain unobservable inputs that required significant judgment, such as the premium over the MMD curve. These instruments are classified as Level III.

Investments

The Company’s investments valued at fair value include equity investments in private companies and partnerships, investments in public companies, investments in registered mutual funds, warrants of public and private companies and private company debt. Exchange traded direct equity investments in public companies and registered mutual funds are valued based on quoted prices on active markets and classified as Level I. Company-owned warrants, which have a cashless exercise option, are valued based upon the Black-Scholes option-pricing model and certain unobservable inputs. The Company applies a liquidity discount to the value of its warrants in public and private companies. For warrants in private companies, valuation adjustments, based upon management’s judgment, are made to account for differences between the measured security and the stock volatility factors of comparable companies. Company-owned warrants are reported as Level III assets. Investments in private companies are valued based on an assessment of each underlying security, considering rounds of financing, third-party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA")) and changes in market outlook, among other factors. These securities are generally categorized as Level III.

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking and other investments at inception to reflect economic events in earnings on a timely basis. Merchant banking and other equity investments of $18.4 million and $16.1 million, included within investments on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets at December 31, 2014 and 2013, respectively. The realized and unrealized gains from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were $2.7 million, $10.6 million and $2.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level III financial instruments as of December 31, 2014:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	Discounted cash flow	Debt service coverage ratio (2)	5 - 60%	19.4%
Short-term securities	Discounted cash flow	Expected recovery rate (% of par) (2)	66 - 94%	91.0%
Asset-backed securities:
Collateralized by residential mortgages	Discounted cash flow	Credit default rates (3)	1 - 8%	4.2%
		Prepayment rates (4)	2 - 21%	4.1%
		Loss severity (3)	31 - 95%	70.9%
		Valuation yields (3)	5 - 6%	5.3%
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	0 - 14 bps	13.2 bps
Investments at fair value:
Warrants in public and private companies	Black-Scholes option pricing model	Liquidity discount rates (1)	30 - 40%	30.7%
Warrants in private companies	Black-Scholes option pricing model	Stock volatility factors of comparable companies (2)	21 - 54%	28.0%
Equity securities in private companies	Market approach	Revenue multiple (2)	2 - 6 times	4.0 times
		EBITDA multiple (2)	9 - 12 times	9.5 times

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	1 - 28 bps	13.6 bps
Sensitivity of the fair value to changes in unobservable inputs:

(1)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly lower/(higher) fair value measurement.

(2)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly higher/(lower) fair value measurement.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the valuation of the Company’s financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2014:

				Counterparty
				and Cash
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$39,191	$11,174	$—	$—	$50,365
Convertible securities	—	156,685	—	—	156,685
Fixed income securities	—	48,651	—	—	48,651
Municipal securities:
Taxable securities	—	312,753	—	—	312,753
Tax-exempt securities	—	558,518	1,186	—	559,704
Short-term securities	—	67,997	720	—	68,717
Asset-backed securities	—	316	124,749	—	125,065
U.S. government agency securities	—	244,046	—	—	244,046
U.S. government securities	2,549	—	—	—	2,549
Derivative contracts	76	453,795	140	(406,185)	47,826
Total financial instruments and other inventory positions owned:	41,816	1,853,935	126,795	(406,185)	1,616,361

Cash equivalents	1,562	—	—	—	1,562

Investments at fair value	20,704	—	74,165	—	94,869
Total assets	$64,082	$1,853,935	$200,960	$(406,185)	$1,712,792

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$153,254	$1,335	$—	$—	$154,589
Fixed income securities	—	21,460	—	—	21,460
U.S. government agency securities	—	27,735	—	—	27,735
U.S. government securities	523,527	—	—	—	523,527
Derivative contracts	189	430,835	7,822	(428,033)	10,813
Total financial instruments and other inventory positions sold, but not yet purchased:	$676,970	$481,365	$7,822	$(428,033)	$738,124

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

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

The Company’s Level III assets were $201.0 million and $171.9 million, or 11.7 percent and 11.2 percent of financial instruments measured at fair value at December 31, 2014 and 2013, respectively. The value of transfers between levels are recognized at the beginning of the reporting period. There were $3.6 million of transfers of financial assets from Level II to Level III during the year ended December 31, 2014, related to investments for which no recent trade activity was observed and valuation inputs became unobservable. There were no other significant transfers between Level I, Level II or Level III for the year ended December 31, 2014.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	December 31,	December 31,
(Dollars in thousands)	2013	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2014	2014 (1)
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Fixed income securities	$100	$—	$(100)	$—	$—	$—	$—	$—	$—
Municipal securities:
Tax-exempt securities	1,433	—	—	—	—	—	(247)	1,186	(247)
Short-term securities	656	—	(25)	—	—	6	83	720	83
Asset-backed securities	119,799	154,338	(161,962)	3,552	—	9,189	(167)	124,749	1,745
Derivative contracts	691	3,602	—	—	—	(3,602)	(551)	140	140
Total financial instruments and other inventory positions owned:	122,679	157,940	(162,087)	3,552	—	5,593	(882)	126,795	1,721

Investments at fair value	49,240	21,730	(2,368)	—	—	2,368	3,195	74,165	3,195
Total assets	$171,919	$179,670	$(164,455)	$3,552	$—	$7,961	$2,313	$200,960	$4,916

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$6,643	$(16,751)	$—	$—	$—	$16,751	$1,179	$7,822	$7,822
Total financial instruments and other inventory positions sold, but not yet purchased:	$6,643	$(16,751)	$—	$—	$—	$16,751	$1,179	$7,822	$7,822

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	December 31,	December 31,
(Dollars in thousands)	2012	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2013	2013 (1)
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Fixed income securities	$—	$100	$—	$—	$—	$—	$—	$100	$—
Municipal securities:
Tax-exempt securities	1,429	1	—	—	—	—	3	1,433	3
Short-term securities	656	—	—	—	—	—	—	656	—
Asset-backed securities	116,171	227,634	(238,860)	—	—	17,105	(2,251)	119,799	1,548
Derivative contracts	827	5	(2,382)	—	—	2,377	(136)	691	691
Total financial instruments and other inventory positions owned:	119,083	227,740	(241,242)	—	—	19,482	(2,384)	122,679	2,242

Investments at fair value	33,245	16,825	(10,358)	—	(619)	5,949	4,198	49,240	4,198
Total assets	$152,328	$244,565	$(251,600)	$—	$(619)	$25,431	$1,814	$171,919	$6,440

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$5,218	$(5,702)	$457	$—	$—	$5,232	$1,438	$6,643	$6,643
Total financial instruments and other inventory positions sold, but not yet purchased:	$5,218	$(5,702)	$457	$—	$—	$5,232	$1,438	$6,643	$6,643

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

Non-Recurring Fair Value Measurement

In 2012, the Company recorded a goodwill impairment charge of $5.5 million within discontinued operations representing the residual value of goodwill attributable to FAMCO. The fair value measurement used in the analysis was based on a discounted cash flow model and the anticipated pricing for the sale of FAMCO. The discounted cash flow model was calculated using unobservable inputs, such as operational budgets, strategic plans and other estimates, which are classified as Level III within the fair value hierarchy.

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

VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities. The determination as to whether an entity is a VIE is based on the amount and nature of the members’ equity investment in the entity. The Company also considers other characteristics such as the power through

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance. For those entities that meet the deferral provisions defined by ASU 2010-10, the Company considers characteristics such as the ability to influence the decision making about the entity’s activities and how the entity is financed. The Company has identified certain of the entities described above as VIEs. These VIEs had net assets approximating $0.6 billion and $0.8 billion at December 31, 2014 and 2013, respectively. The Company’s exposure to loss from these VIEs is $9.0 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at December 31, 2014. The Company had no liabilities related to these VIEs at December 31, 2014 and 2013.

The Company is required to consolidate all VIEs for which it is considered to be the primary beneficiary. The determination as to whether the Company is considered to be the primary beneficiary is based on whether the Company has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For those entities that meet the deferral provisions defined by ASU 2010-10, the determination as to whether the Company is considered to be the primary beneficiary differs in that it is based on whether the Company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The Company determined it is not the primary beneficiary of these VIEs and accordingly does not consolidate them. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of December 31, 2014.

The Company has investments in a grantor trust which was established as part of a nonqualified deferred compensation plan. The Company is the primary beneficiary of the grantor trust. Accordingly, the assets and liabilities of the grantor trust are consolidated by the Company on the consolidated statements of financial condition. See Note 24 for additional information on the nonqualified deferred compensation plan.

The Company also originates CMOs through secondary market vehicles. The Company's risk of loss with respect to these entities is limited to the fair value of the securities held by the Company.

Note 9 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers and clearing organizations included:

	December 31,	December 31,
(Dollars in thousands)	2014	2013
Receivable arising from unsettled securities transactions	$52,571	$59,657
Deposits paid for securities borrowed	57,572	36,278
Receivable from clearing organizations	4,933	966
Deposits with clearing organizations	33,799	20,995
Securities failed to deliver	1,753	593
Other	10,381	8,624
	$161,009	$127,113

Amounts payable to brokers, dealers and clearing organizations included:

	December 31,	December 31,
(Dollars in thousands)	2014	2013
Payable arising from unsettled securities transactions	$11,048	$5,643
Payable to clearing organizations	5,185	9,462
Securities failed to receive	2,430	744
Other	6,901	11,873
	$25,564	$27,722

Deposits paid for securities borrowed approximate the market value of the securities. Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received by the Company on settlement date.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 10 Receivables from and Payables to Customers

Amounts receivable from customers included:

	December 31,	December 31,
(Dollars in thousands)	2014	2013
Cash accounts	$6,135	$5,013
Margin accounts	3,523	6,620
Total receivables	$9,658	$11,633

Securities owned by customers are held as collateral for margin loan receivables. This collateral is not reflected on the consolidated financial statements. Margin loan receivables earn interest at floating interest rates based on prime rates.

Amounts payable to customers included:

	December 31,	December 31,
(Dollars in thousands)	2014	2013
Cash accounts	$13,172	$30,499
Margin accounts	156	2,610
Total payables	$13,328	$33,109

Payables to customers primarily comprise certain cash balances in customer accounts consisting of customer funds pending settlement of securities transactions and customer funds on deposit. Except for amounts arising from customer short sales, all amounts payable to customers are subject to withdrawal by customers upon their request.

Note 11 Collateralized Securities Transactions

The Company’s financing and customer securities activities involve the Company using securities as collateral. In the event that the counterparty does not meet its contractual obligation to return securities used as collateral (e.g., pursuant to the terms of a repurchase agreement), or customers do not deposit additional securities or cash for margin when required, the Company may be exposed to the risk of reacquiring the securities or selling the securities at unfavorable market prices in order to satisfy its obligations to its customers or counterparties. The Company seeks to control this risk by monitoring the market value of securities pledged or used as collateral on a daily basis and requiring adjustments in the event of excess market exposure. The Company also uses unaffiliated third party custodians to administer the underlying collateral for the majority of its short-term financing to mitigate risk.

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

In the normal course of business, the Company obtains securities purchased under agreements to resell, securities borrowed and margin agreements on terms that permit it to repledge or resell the securities to others, typically pursuant to repurchase agreements. The Company obtained securities with a fair value of approximately $369.7 million and $212.4 million at December 31, 2014 and 2013, respectively, of which $338.8 million and $194.9 million, respectively, had been pledged or otherwise transferred to satisfy its commitments under financial instruments and other inventory positions sold, but not yet purchased.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The following is a summary of the Company’s securities sold under agreements to repurchase ("Repurchase Liabilities"), the fair market value of collateral pledged and the interest rate charged by the Company’s counterparty, which is based on LIBOR plus an applicable margin, as of December 31, 2014:

	Repurchase	Fair Market
(Dollars in thousands)	Liabilities	Value	Interest Rate
Term up to 30 day maturities:
Asset-backed securities	$18,586	$25,632	1.66 - 2.01%
Term of 30 to 90 day maturities:
Asset-backed securities	9,097	12,823	1.83 - 1.96%
On demand maturities:
U.S. government agency securities	54,293	57,705	0.50 - 0.75%
U.S. government securities	20,670	21,323	0.35%
	$102,646	$117,483

Reverse repurchase agreements, repurchase agreements and securities borrowed and loaned are reported on a net basis by counterparty when a legal right of offset exists. There were no gross amounts offset on the consolidated statements of financial condition for reverse repurchase agreements, securities borrowed or repurchase agreements at December 31, 2014 and 2013, respectively, as a legal right of offset did not exist. The Company had no outstanding securities lending arrangements as of December 31, 2014 or 2013. See Note 6 for information related to the Company's offsetting of derivative contracts.

Note 12 Investments

The Company’s proprietary investments include investments in private companies and partnerships, registered mutual funds, warrants of public and private companies and private company debt. Investments included:

	December 31,	December 31,
(Dollars in thousands)	2014	2013
Investments at fair value	$94,869	$69,930
Investments at cost	8,214	20,709
Investments accounted for under the equity method	23,757	21,404
Total investments	126,840	112,043

Less investments attributable to noncontrolling interests (1)	(32,563)	(21,137)
	$94,277	$90,906

(1)	Noncontrolling interests are attributable to third party ownership in a consolidated merchant banking fund and private equity investment vehicles.

Management regularly reviews the Company’s investments in private company debt and has concluded that no valuation allowance is needed as it is probable that all contractual principal and interest will be collected.

At December 31, 2014, investments carried on a cost basis had an estimated fair market value of $13.7 million. The estimated fair value of these investments was based on an assessment of each underlying security, considering rounds of financing, third-party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and EBITDA), and changes in market outlook, among other factors. Because valuation estimates were based upon management’s judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 13 Other Assets

Other assets included:

	December 31,	December 31,
(Dollars in thousands)	2014	2013
Net deferred income tax assets	$45,851	$36,252
Fee receivables	23,959	34,415
Accrued interest receivables	10,061	9,793
Forgivable loans, net	8,366	7,879
Prepaid expenses	6,067	5,237
Other	5,995	8,516
Total other assets	$100,299	$102,092

See Note 28 for additional details concerning the Company's net deferred income tax assets.

Note 14 Goodwill and Intangible Assets

The following table presents the changes in the carrying value of goodwill and intangible assets from continuing operations:

	Capital	Asset
(Dollars in thousands)	Markets	Management	Total
Goodwill
Balance at December 31, 2012	$—	$196,844	$196,844
Goodwill acquired	13,790	—	13,790
Balance at December 31, 2013	$13,790	$196,844	$210,634
Goodwill acquired	—	—	—
Measurement period adjustment	1,244	—	1,244
Balance at December 31, 2014	$15,034	$196,844	$211,878

Intangible assets
Balance at December 31, 2012	$—	$41,258	$41,258
Intangible assets acquired	6,665	—	6,665
Amortization of intangible assets	(1,349)	(6,644)	(7,993)
Balance at December 31, 2013	$5,316	$34,614	$39,930
Intangible assets acquired	—	—	—
Amortization of intangible assets	(2,972)	(6,300)	(9,272)
Balance at December 31, 2014	$2,344	$28,314	$30,658

The Company tests goodwill and indefinite-life intangible assets for impairment on an annual basis and on an interim basis when circumstances exist that could indicate possible impairment. The Company tests for impairment at the reporting unit level, which is generally one level below its operating segments. The Company has identified two reporting units: capital markets and asset management. When testing for impairment, the Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after making an assessment, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if the Company concludes otherwise, then the Company is required to perform the two-step impairment test, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the reporting units based on the following factors: a discounted cash flow model using revenue and profit forecasts, the Company’s market capitalization, public company comparables and multiples of recent mergers and acquisitions of similar businesses, if available. The estimated fair values of the reporting units are compared with their carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying values, a second step is performed to measure the amount of the impairment loss, if any. An impairment loss is equal to the excess of the carrying amount of goodwill over its fair value.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The Company completed its annual goodwill impairment analysis as of October 31, 2014 and 2013, and concluded there was no goodwill impairment. In 2012, the Company recorded a non-cash goodwill impairment charge of $5.5 million within discontinued operations. This amount represented the residual value of goodwill attributable to FAMCO.

The Company also evaluated its intangible assets (indefinite and definite-lived) and concluded there was no impairment in 2014, 2013 and 2012, respectively.

The addition of goodwill and intangible assets during the year ended December 31, 2013 related to the acquisitions of Seattle-Northwest and Edgeview, as discussed in Note 4. In 2014, the Company recorded a $1.2 million measurement period adjustment to increase goodwill and acquisition-related deferred tax liabilities. Management identified $6.7 million of intangible assets, consisting of customer relationships ($6.0 million) and non-competition agreements ($0.7 million), which will be amortized over a weighted average life of 1.9 years and 3.0 years, respectively.

Intangible assets with determinable lives consist of asset management customer relationships and capital markets customer relationships and non-competition agreements. The intangible assets are amortized over their original estimated useful lives ranging from two to ten years. The following table summarizes the future aggregate amortization expense of the Company's intangible assets with determinable lives for the years ended:

(Dollars in thousands)
2015	$7,093
2016	6,219
2017	5,230
2018	4,804
2019	4,452
Total	$27,798

Note 15 Fixed Assets

The following is a summary of fixed assets:

	December 31,	December 31,
(Dollars in thousands)	2014	2013
Furniture and equipment	$28,669	$34,980
Leasehold improvements	23,697	23,478
Software	13,132	19,967
Total	65,498	78,425
Accumulated depreciation and amortization	(47,327)	(62,311)
	$18,171	$16,114

For the years ended December 31, 2014, 2013 and 2012, depreciation and amortization of furniture and equipment, leasehold improvements and software from continuing operations totaled $5.3 million, $5.6 million and $6.5 million, respectively, and are included in occupancy and equipment expense on the consolidated statements of operations.

Note 16 Short-Term Financing

The following is a summary of short-term financing and the weighted average interest rate on borrowings:

	Outstanding Balance		Weighted Average Interest Rate
	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2014	2013	2014	2013
Commercial paper (secured)	$238,013	$280,294	1.48%	1.59%
Prime broker arrangement	127,754	234,417	0.91%	0.90%
Bank lines (secured)	12,000	—	1.50%	N/A
Total short-term financing	$377,767	$514,711

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The Company issues secured commercial paper to fund a portion of its securities inventory. The commercial paper notes (“CP Notes”) can be issued with maturities of 27 days to 270 days from the date of issuance. The CP Notes are issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and are secured by different inventory classes. As of December 31, 2014, the weighted average maturity of CP Series A, CP Series II A and CP Series III A was 77 days, 26 days and 27 days, respectively. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin. CP Series III A includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain excess net capital of $120 million.

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

The Company’s committed short-term bank line financing at December 31, 2014 consisted of a one-year $250 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2014. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 18, 2015. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At December 31, 2014, the Company had no advances against this line of credit.

The Company’s uncommitted secured lines at December 31, 2014 totaled $185 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company’s uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. At December 31, 2014, the Company had $12.0 million in advances against these lines of credit.

Note 17 Variable Rate Senior Notes

On November 30, 2012, the Company entered into a note purchase agreement under which the Company issued unsecured variable rate senior notes (“Notes”) in the amount of $125 million. The initial holders of the Notes are certain entities advised by PIMCO. The Notes consist of two classes, Class A Notes and Class B Notes, with principal amounts of $50 million and $75 million, respectively.

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

The Amended Note Purchase Agreement includes covenants that, among other things, require the Company to maintain a minimum consolidated tangible net worth and regulatory net capital, limit the Company's leverage ratio and require the Company to maintain a minimum ratio of operating cash flow to fixed charges. With respect to the net capital covenant, the Company's U.S. broker

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

dealer subsidiary is required to maintain minimum net capital of $120 million. At December 31, 2014, the Company was in compliance with all covenants.

The Notes are recorded at amortized cost. As of December 31, 2014, the carrying value of the Notes approximated fair value.

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

Litigation-related reserve activity from continuing operations included within other operating expenses resulted in expense of $0.8 million, a benefit of $4.1 million primarily attributable to the receipt of insurance proceeds for the reimbursement of prior legal settlements, and expense of $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Operating Lease Commitments

The Company leases office space throughout the United States and in a limited number of foreign countries where the Company’s international operations reside. Aggregate minimum lease commitments under operating leases as of December 31, 2014 are as follows:

(Dollars in thousands)
2015	$12,313
2016	12,052
2017	9,958
2018	9,646
2019	9,099
Thereafter	26,463
$79,531

Total minimum rentals to be received from 2015 through 2019 under noncancelable subleases were $7.2 million at December 31, 2014.

Rental expense, including operating costs and real estate taxes, from continuing operations was $13.8 million, $12.9 million and $13.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Fund Commitments

As of December 31, 2014, the Company had commitments to invest approximately $37.3 million in limited partnerships that provide financing or make investments in private equity funds. The commitments are estimated to be funded, if called, through the end of the respective investment periods ranging from 2015 to 2018.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 20 Restructuring

For the year ended December 31, 2013, the Company incurred pre-tax restructuring charges of $3.6 million from continuing operations. The charge included severance benefits of $2.4 million, $0.5 million for vacating redundant leased office space and $0.7 million for contract termination costs. For the year ended December 31, 2012, the Company incurred pre-tax restructuring-related charges of $3.6 million from continuing operations. The charge included severance benefits of $2.4 million and $1.2 million for the reduction of leased office space.

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

During the year ended December 31, 2014, the Company issued 103,598 common shares out of treasury stock in fulfillment of $4.2 million in obligations under the Piper Jaffray Companies Retirement Plan (the “Retirement Plan”) and issued 774,194 common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 24. During the year ended December 31, 2013, the Company issued 96,049 common shares out of treasury stock in fulfillment of $3.9 million in obligations under the Retirement Plan and issued 786,467 common shares out of treasury stock as a result of employee restricted share vesting.

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

In the third quarter of 2012, the Company’s board of directors authorized the repurchase of up to $100.0 million in common shares through September 30, 2014. During the fourth quarter of 2012, the Company repurchased 156,577 shares of the Company's common stock at an average price of $29.38 per share for an aggregate purchase price of $4.6 million related to this authorization. During the year ended December 31, 2013, the Company repurchased 1,719,662 shares at an average price of $32.52 per share for an aggregate purchase price of $55.9 million related to this authorization. During the nine months ended September 30, 2014, the Company did not repurchase any shares of the Company’s outstanding common stock related to this authorization. This share repurchase authorization expired as of September 30, 2014.

Effective October 1, 2014, the Company's board of directors authorized the repurchase of up to $100.0 million in common shares through September 30, 2016. During the fourth quarter of 2014, the Company did not repurchase any shares of the Company’s outstanding common stock related to this authorization.

The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. The Company purchased 256,055 shares or $10.9 million, 386,713 shares or $15.5 million and 385,449 shares or $9.1 million of the Company’s common stock for this purpose during the years ended December 31, 2014, 2013 and 2012, respectively.

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

Note 22 Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders’ proportionate share of the equity in a municipal bond fund of $117.0 million, a merchant banking fund of $24.7 million and private equity investment vehicles aggregating $7.8 million as of December 31, 2014. As of December 31, 2013, noncontrolling interests included the minority equity holders’ proportionate share of the equity in a municipal bond fund of $126.3 million, a merchant banking fund of $14.1 million and private equity investment vehicles aggregating $7.0 million.

Ownership interests in entities held by parties other than the Company’s common shareholders are presented as noncontrolling interests within shareholders’ equity, separate from the Company’s own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company’s common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the years ended December 31, 2014, 2013 and 2012.

Note 23 Employee Benefit Plans

The Company has various employee benefit plans, and substantially all employees are covered by at least one plan. The plans include health and welfare plans and a tax-qualified retirement plan (the “Retirement Plan”). During the years ended December 31, 2014, 2013 and 2012, the Company incurred employee benefits expenses from continuing operations of $13.2 million, $12.1 million and $13.0 million, respectively.

Health and Welfare Plans

Company employees who meet certain work schedule and service requirements are eligible to participate in the Company’s health and welfare plans. The Company subsidizes the cost of coverage for employees. The health plans contain cost-sharing features such as deductibles and coinsurance.

The Company is self-insured for losses related to health claims, although it obtains third-party stop loss insurance coverage on both an individual and a group plan basis. Self-insured liabilities are based on a number of factors, including historical claims experience, an estimate of claims incurred but not reported and valuations provided by third-party actuaries. For the years ended December 31, 2014, 2013 and 2012, the Company recognized expense of $7.7 million, $7.2 million and $8.0 million, respectively, in compensation and benefits expense from continuing operations on the consolidated statements of operations related to its health plans.

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

The following table provides a summary of the Company’s outstanding equity awards (in shares or units) as of December 31, 2014:

Incentive Plan
Restricted Stock
Annual grants	806,162
Sign-on grants	259,984
1,066,146
Inducement Plan
Restricted Stock	29,159

Total restricted stock outstanding	1,095,305

Incentive Plan
Restricted Stock Units
Leadership grants	405,826

Incentive Plan
Stock options outstanding	217,873

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company’s employees and directors for up to 7.0 million shares of common stock (1.0 million shares remained available for future issuance under the Incentive Plan as of December 31, 2014). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.

Restricted Stock Awards

Restricted stock grants are valued at the market price of the Company’s common stock on the date of grant and are amortized over the related requisite service period. The Company grants shares of restricted stock to current employees as part of year-end compensation (“Annual Grants”) and as a retention tool. Employees may also receive restricted stock upon initial hiring or as a retention award (“Sign-on Grants”).

The Company’s Annual Grants are made each year in February. Annual Grants vest ratably over three years in equal installments. The Annual Grants provide for continued vesting after termination of employment, so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreements entered into upon termination. The Company determined the service inception date precedes the grant date for the Annual Grants, and that the post-termination restrictions do not meet the criteria for an in-substance service condition, as defined by ASC 718. Accordingly, restricted stock granted as part of the Annual Grants is expensed in the one-year period in which those awards are deemed to be earned, which is generally the calendar year preceding the February grant date. For example, the Company recognized compensation expense during fiscal 2014 for its February 2015 Annual Grant. If an equity award related to the Annual Grants is forfeited as a result of violating the post-termination restrictions, the lower of the fair value of the award at grant date or the fair value of the award at the date of forfeiture is recorded within the consolidated statements of operations as a reversal of compensation expense.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Stock-Based Compensation Activity

The Company recorded total compensation expense within continuing operations of $28.2 million, $21.0 million and $20.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, related to employee restricted stock and restricted stock unit awards. Total compensation cost includes year-end compensation for Annual Grants and the amortization of Sign-on and Leadership Grants, less forfeitures of $0.7 million, $1.0 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. The tax benefit related to stock-based compensation costs totaled $11.0 million, $8.2 million and $7.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table summarizes the changes in the Company’s unvested restricted stock under the Incentive Plan and Inducement Plan:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2011	3,152,001	$38.79
Granted	635,136	22.89
Vested	(1,309,881)	34.21
Canceled	(154,818)	39.37
December 31, 2012	2,322,438	$37.01
Granted	682,760	38.35
Vested	(1,165,989)	39.83
Canceled	(257,147)	38.30
December 31, 2013	1,582,062	$35.25
Granted	421,728	40.57
Vested	(883,761)	36.22
Canceled	(24,724)	36.02
December 31, 2014	1,095,305	$36.51

The fair value of restricted stock that vested during the years ended December 31, 2014, 2013 and 2012 was $32.0 million, $46.4 million and $44.8 million, respectively.

The following table summarizes the changes in the Company’s unvested restricted stock units under the Incentive Plan:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2011	—	$—
Granted	214,526	12.12
Vested	—	—
Canceled	(41,255)	12.12
December 31, 2012	173,271	$12.12
Granted	117,265	21.32
Vested	—	—
Canceled	—	—
December 31, 2013	290,536	$15.83
Granted	115,290	23.42
Vested	—	—
Canceled	—	—
December 31, 2014	405,826	$17.99

As of December 31, 2014, there was $10.2 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.4 years.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the changes in the Company’s outstanding stock options:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2011	502,623	$44.71	3.9	$—
Granted	—	—
Exercised	—	—
Canceled	(16,060)	43.17
December 31, 2012	486,563	$44.76	2.9	$94,150
Granted	—	—
Exercised	—	—
Canceled	(17,274)	42.85
December 31, 2013	469,289	$44.83	2.0	$288,318
Granted	—	—
Exercised	(137,864)	39.55
Canceled	(55)	39.62
Expired	(113,497)	47.72
December 31, 2014	217,873	$46.66	2.0	$3,066,839

Options exercisable at December 31, 2012	486,563	$44.76	2.9	$94,150
Options exercisable at December 31, 2013	469,289	$44.83	2.0	$288,318
Options exercisable at December 31, 2014	217,873	$46.66	2.0	$3,066,839

Additional information regarding Piper Jaffray Companies options outstanding as of December 31, 2014 is as follows:

	Options Outstanding			Exercisable Options
		Weighted Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise Prices	Shares	Life (in Years)	Exercise Price	Shares	Exercise Price
$28.01	11,426	0.3	$28.01	11,426	$28.01
$33.40	4,001	0.6	$33.40	4,001	$33.40
$39.62	44,543	0.1	$39.62	44,543	$39.62
$41.09	99,147	3.1	$41.09	99,147	$41.09
$47.30 - $51.05	11,343	1.1	$47.85	11,343	$47.85
$70.13 - $70.65	47,413	1.9	$70.26	47,413	$70.26

As of December 31, 2014, there was no unrecognized compensation cost related to stock options expected to be recognized over future years.

The intrinsic value of options exercised and the resulting tax benefit realized was $1.7 million and $0.7 million, respectively, for the year ended December 31, 2014. There were no options exercised for the years ended December 31, 2013 and 2012.

The Company has a policy of issuing shares out of treasury (to the extent available) to satisfy share option exercises and restricted stock vesting. The Company expects to withhold approximately 0.2 million shares from employee equity awards vesting in 2015, related to employee individual income tax withholding obligations on restricted stock vesting. For accounting purposes, withholding shares to cover employees’ tax obligations is deemed to be a repurchase of shares by the Company.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Deferred Compensation Plans

The Company maintains various deferred compensation arrangements for employees.

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a percentage of their base salary, commissions and/or cash bonuses. The deferrals vest immediately and are non-forfeitable. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. Investments in the grantor trust, consisting of mutual funds, totaled $6.6 million as of December 31, 2014, and are included in investments on the consolidated statements of financial condition. The compensation deferred by the employees is expensed in the period earned. The deferred compensation liability was $6.6 million as of December 31, 2014. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

The Piper Jaffray Companies Mutual Fund Restricted Share Investment Plan is a deferred compensation plan which allows eligible employees to elect to receive a portion of the incentive compensation they would otherwise receive in the form of restricted stock, instead in MFRS Awards of registered funds managed by the Company's asset management business. MFRS Awards are awarded to qualifying employees in February of each year, and represent a portion of their compensation for performance in the preceding year similar to the Company's Annual Grants. MFRS Awards vest ratably over three years in equal installments and provide for continued vesting after termination of employment so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreement entered into upon termination. Forfeitures are recorded as a reduction of compensation and benefits expense within the consolidated statements of operations.

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
The computation of earnings per share is as follows:

	Year Ended December 31,
(Amounts in thousands, except per share data)	2014	2013	2012
Net income from continuing operations applicable to Piper Jaffray Companies	$63,172	$49,829	$47,075
Net loss from discontinued operations	—	(4,739)	(5,807)
Net income applicable to Piper Jaffray Companies	63,172	45,090	41,268
Earnings allocated to participating securities (1)	(5,031)	(4,494)	(5,933)
Net income applicable to Piper Jaffray Companies’ common shareholders (2)	$58,141	$40,596	$35,335

Shares for basic and diluted calculations:
Average shares used in basic computation	14,971	15,046	15,615
Stock options	54	15	1
Average shares used in diluted computation	15,025	15,061	15,616

Earnings/(loss) per basic common share:
Income from continuing operations	$3.88	$2.98	$2.58
Loss from discontinued operations	—	(0.28)	(0.32)
Earnings per basic common share	$3.88	$2.70	$2.26

Earnings/(loss) per diluted common share:
Income from continuing operations	$3.87	$2.98	$2.58
Loss from discontinued operations	—	(0.28)	(0.32)
Earnings per diluted common share	$3.87	$2.70	$2.26

(1)
Represents the allocation of earnings to participating securities. Losses are not allocated to participating securities. Participating securities include all of the Company’s unvested restricted shares. The weighted average participating shares outstanding were 1,299,827; 1,667,067 and 2,622,438 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The anti-dilutive effects from stock options were immaterial for the years ended December 31, 2014, 2013 and 2012.

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

Segment pre-tax operating income and segment pre-tax operating margin exclude the results of discontinued operations.

Reportable segment financial results from continuing operations are as follows:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012

Capital Markets
Investment banking
Financing
Equities	$116,684	$100,224	$73,180
Debt	67,731	74,284	74,102
Advisory services	186,176	74,420	86,165
Total investment banking	370,591	248,928	233,447

Institutional sales and trading
Equities	82,211	91,169	75,723
Fixed income	92,200	76,275	111,492
Total institutional sales and trading	174,411	167,444	187,215

Management and performance fees	5,398	3,891	1,678

Investment income	24,046	30,404	9,840

Long-term financing expenses	(6,655)	(7,420)	(7,982)

Net revenues	567,791	443,247	424,198

Operating expenses (1)	478,661	393,231	371,628

Segment pre-tax operating income	$89,130	$50,016	$52,570

Segment pre-tax operating margin	15.7%	11.3%	12.4%

Continued on next page

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012

Asset Management
Management and performance fees
Management fees	$78,772	$71,314	$63,236
Performance fees	892	7,840	785
Total management and performance fees	79,664	79,154	64,021

Investment income	683	2,794	733

Net revenues	80,347	81,948	64,754

Operating expenses (1)	59,166	56,351	48,313

Segment pre-tax operating income	$21,181	$25,597	$16,441

Segment pre-tax operating margin	26.4%	31.2%	25.4%

Total
Net revenues	$648,138	$525,195	$488,952

Operating expenses (1)	537,827	449,582	419,941

Pre-tax operating income	$110,311	$75,613	$69,011

Pre-tax operating margin	17.0%	14.4%	14.1%

(1)	Operating expenses include intangible asset amortization expense as set forth in the table below:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Capital Markets	$2,972	$1,349	$—
Asset Management	6,300	6,644	6,944
Total intangible asset amortization expense	$9,272	$7,993	$6,944

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

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Net revenues:
United States	$632,625	$513,433	$476,718
Europe	15,513	11,762	12,234
Consolidated	$648,138	$525,195	$488,952

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Long-lived assets are allocated to geographic locations based upon the location of the asset. The following table presents long-lived assets by geographic region:

	December 31,	December 31,
(Dollars in thousands)	2014	2013
Long-lived assets:
United States	$300,421	$296,516
Europe	5,516	6,414
Consolidated	$305,937	$302,930

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

At December 31, 2014, net capital calculated under the SEC rule was $165.3 million, and exceeded the minimum net capital required under the SEC rule by $164.3 million.

The Company’s committed short-term credit facility and its variable rate senior notes include covenants requiring Piper Jaffray to maintain minimum net capital of $120 million. CP Notes issued under CP Series III A include a covenant that requires Piper Jaffray to maintain excess net capital of $120 million.

Piper Jaffray Ltd., a broker dealer subsidiary registered in the United Kingdom, was subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of December 31, 2014, Piper Jaffray Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

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

The components of income tax expense from continuing operations are as follows:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Current:
Federal	$37,331	$20,468	$16,939
State	8,117	3,795	(9,563)
Foreign	161	183	—
	45,609	24,446	7,376
Deferred:
Federal	(8,641)	(1,582)	7,735
State	(1,317)	(4,041)	4,413
Foreign	335	1,567	(54)
	(9,623)	(4,056)	12,094

Total income tax expense from continuing operations	$35,986	$20,390	$19,470

Total income tax benefit from discontinued operations	$—	$(2,935)	$(23,795)

A reconciliation of federal income taxes at statutory rates to the Company’s effective tax rates from continuing operations is as follows:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Federal income tax expense at statutory rates	$38,609	$26,464	$24,153
Increase/(reduction) in taxes resulting from:
State income taxes, net of federal tax benefit	3,857	2,785	2,540
Net tax-exempt interest income	(3,693)	(3,917)	(3,353)
Foreign jurisdictions tax rate differential	(63)	(185)	(164)
Change in valuation allowance	—	(4,182)	(1,110)
Restricted stock deferred tax asset write-off	—	—	4,577
Income attributable to noncontrolling interests	(3,903)	(1,888)	(863)
Other, net	1,179	1,313	(6,310)
Total income tax expense from continuing operations	$35,986	$20,390	$19,470

In accordance with ASC 740, U.S. income taxes are not provided on undistributed earnings of international subsidiaries that are permanently reinvested. As of December 31, 2014, undistributed earnings permanently reinvested in the Company’s foreign subsidiaries were not material.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes. The net deferred income tax assets included in other assets on the consolidated statements of financial condition consisted of the following items:

	December 31,	December 31,
(Dollars in thousands)	2014	2013
Deferred tax assets:
Deferred compensation	$56,893	$43,608
Net operating loss carry forwards	4,854	5,569
Liabilities/accruals not currently deductible	1,601	1,903
Other	2,930	1,459
Total deferred tax assets	66,278	52,539
Valuation allowance	(159)	(159)

Deferred tax assets after valuation allowance	66,119	52,380

Deferred tax liabilities:
Goodwill amortization	15,028	9,957
Unrealized gains on firm investments	3,221	3,577
Fixed assets	945	1,017
Other	1,074	1,577

Total deferred tax liabilities	20,268	16,128

Net deferred tax assets	$45,851	$36,252

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

The Company accounts for unrecognized tax benefits in accordance with the provisions of ASC 740, which requires tax reserves to be recorded for uncertain tax positions on the consolidated statements of financial condition. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)
Balance at December 31, 2011	$8,915
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	200
Reductions for tax positions of prior years	(8,825)
Settlements	—
Balance at December 31, 2012	$290
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	2,000
Reductions for tax positions of prior years	(90)
Settlements	—
Balance at December 31, 2013	$2,200
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	123
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2014	$2,323

As of December 31, 2014, approximately $0.3 million of the Company's unrecognized tax benefits would impact the annual effective rate, if recognized.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

In 2012, the Company reversed $8.8 million for unrecognized tax benefits. In addition, the Company reversed $2.6 million of accrued interest related to these positions. In aggregate, the Company recorded a $7.4 million credit to income tax expense in 2012, net of federal income tax.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. The Company had approximately $0.2 million for the payment of interest and penalties accrued at December 31, 2014 and 2013, respectively, which was recognized during the year ended December 31, 2013. During the year ended December 31, 2012, the Company recognized no interest and penalties. The Company or one of its subsidiaries files income tax returns with the various states and foreign jurisdictions in which the Company operates. The Company is not subject to U.S. federal tax authorities for years before 2011 and is not subject to state and local or non-U.S. tax authorities for taxable years before 2009. The Company anticipates all of its uncertain income tax provisions will be resolved within the next twelve months.

Note 29 Piper Jaffray Companies (Parent Company only)

Condensed Statements of Financial Condition

	December 31,	December 31,
(Amounts in thousands)	2014	2013
Assets
Cash and cash equivalents	$200	$336
Investment in and advances to subsidiaries	956,609	870,104
Other assets	13,819	9,119
Total assets	$970,628	$879,559

Liabilities and Shareholders’ Equity
Variable rate senior notes	$125,000	$125,000
Accrued compensation	24,618	18,454
Other liabilities and accrued expenses	1,098	1,429
Total liabilities	150,716	144,883

Shareholders’ equity	819,912	734,676
Total liabilities and shareholders’ equity	$970,628	$879,559

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Condensed Statements of Operations

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Revenues:
Dividends from subsidiaries	$50,333	$46,000	$119,000
Interest	662	254	82
Other revenues	275	198	—
Total revenues	51,270	46,452	119,082

Interest expense	5,463	5,850	5,823

Net revenues	45,807	40,602	113,259

Non-interest expenses:
Total non-interest expenses	5,318	3,096	4,222

Income from continuing operations before income tax expense and equity in undistributed/(distributed in excess of) income of subsidiaries	40,489	37,506	109,037

Income tax expense	14,795	13,263	39,175

Income from continuing operations of parent company	25,694	24,243	69,862

Equity in undistributed/(distributed in excess of) income of subsidiaries	37,478	25,200	(49,617)

Net income from continuing operations	63,172	49,443	20,245

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	—	(4,353)	21,023

Net income	$63,172	$45,090	$41,268

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Condensed Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Operating Activities:
Net income	$63,172	$45,090	$41,268
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based and deferred compensation	180	60	240
Equity distributed in excess of/(in undistributed) income of subsidiaries	(37,478)	(25,200)	49,617

Net cash provided by operating activities	25,874	19,950	91,125

Investing Activities:
Repayment of FAMCO note	2,000	250	—

Net cash provided by investing activities	2,000	250	—

Financing Activities:
Issuance of variable rate senior notes	50,000	—	125,000
Repayment of variable rate senior notes	(50,000)	—	—
Decrease in bank syndicated financing	—	—	(115,000)
Advances from/(to) subsidiaries	(28,010)	34,996	(76,481)
Repurchase of common stock	—	(55,929)	(38,068)

Net cash used in financing activities	(28,010)	(20,933)	(104,549)

Net decrease in cash and cash equivalents	(136)	(733)	(13,424)

Cash and cash equivalents at beginning of year	336	1,069	14,493

Cash and cash equivalents at end of year	$200	$336	$1,069

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$(4,801)	$(5,596)	$(5,741)
Income taxes	$(14,795)	$(13,263)	$(39,175)

Piper Jaffray Companies
Supplementary Data

Quarterly Information (unaudited)

	2014 Fiscal Quarter
(Amounts in thousands, except per share data)	First	Second	Third	Fourth
Total revenues	$173,894	$175,976	$165,947	$157,394
Interest expense	5,761	5,945	6,521	6,846
Net revenues	168,133	170,031	159,426	150,548
Non-interest expenses	135,420	139,614	133,734	129,059
Income from continuing operations before income tax expense	32,713	30,417	25,692	21,489
Income tax expense	9,827	10,049	8,596	7,514
Net income from continuing operations	22,886	20,368	17,096	13,975
Loss from discontinued operations, net of tax	—	—	—	—
Net income	22,886	20,368	17,096	13,975
Net income applicable to noncontrolling interests	5,138	2,155	2,428	1,432
Net income applicable to Piper Jaffray Companies	$17,748	$18,213	$14,668	12,543
Net income applicable to Piper Jaffray Companies' common shareholders	$16,089	$16,717	$13,552	$11,700

Amounts applicable to Piper Jaffray Companies
Net income from continuing operations	$17,748	$18,213	$14,668	$12,543
Net loss from discontinued operations	—	—	—	—
Net income applicable to Piper Jaffray Companies	$17,748	$18,213	$14,668	$12,543

Earnings per basic common share
Income from continuing operations	$1.10	$1.12	$0.90	$0.77
Loss from discontinued operations	—	—	—	—
Earnings per basic common share	$1.10	$1.12	$0.90	$0.77

Earnings per diluted common share
Income from continuing operations	$1.10	$1.11	$0.90	$0.77
Loss from discontinued operations	—	—	—	—
Earnings per diluted common share	$1.10	$1.11	$0.90	$0.77

Weighted average number of common shares
Basic	14,612	14,958	15,066	15,241
Diluted	14,657	15,013	15,129	15,293

Piper Jaffray Companies
Supplementary Data – Continued

	2013 Fiscal Quarter
(Amounts in thousands, except per share data)	First	Second	Third	Fourth
Total revenues	$115,312	$106,520	$134,506	$193,893
Interest expense	5,779	6,748	6,192	6,317
Net revenues	109,533	99,772	128,314	187,576
Non-interest expenses	91,365	96,439	116,254	145,524
Income from continuing operations before income tax expense	18,168	3,333	12,060	42,052
Income tax expense	5,600	1,644	2,886	10,260
Net income from continuing operations	12,568	1,689	9,174	31,792
Loss from discontinued operations, net of tax	(521)	(1,871)	(1,529)	(818)
Net income/(loss)	12,047	(182)	7,645	30,974
Net income/(loss) applicable to noncontrolling interests	1,901	(2,670)	2,323	3,840
Net income applicable to Piper Jaffray Companies	$10,146	$2,488	$5,322	$27,134
Net income applicable to Piper Jaffray Companies' common shareholders	$8,966	$2,266	$4,826	$24,445

Amounts applicable to Piper Jaffray Companies
Net income from continuing operations	$10,667	$4,359	$6,851	$27,952
Loss from discontinued operations	(521)	(1,871)	(1,529)	(818)
Net income applicable to Piper Jaffray Companies	$10,146	$2,488	$5,322	$27,134

Earnings per basic common share
Income from continuing operations	$0.60	$0.25	$0.42	$1.75
Loss from discontinued operations	(0.03)	(0.11)	(0.09)	(0.05)
Earnings per basic common share	$0.58	$0.15	$0.33	$1.70

Earnings per diluted common share
Income from continuing operations	$0.60	$0.25	$0.42	$1.75
Loss from discontinued operations	(0.03)	(0.11)	(0.09)	(0.05)
Earnings per diluted common share	$0.57	$0.15	$0.33	$1.70

Weighted average number of common shares
Basic	15,582	15,621	14,641	14,378
Diluted	15,610	15,626	14,626	14,397

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

During the fourth quarter of our fiscal year ending December 31, 2014, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the attestation report of our independent registered public accounting firm on management’s assessment of internal control over financial reporting are included in Part II, Item 8 entitled "Financial Statements and Supplementary Data" and are incorporated herein by reference.

ITEM 9B.     OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding our executive officers included in Part I of this Form 10-K under the caption “Executive Officers” is incorporated herein by reference. The information in the definitive proxy statement for our 2015 annual meeting of shareholders to be held on May 13, 2015, under the captions “Item I — Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance — Committees of the Board — Audit Committee,” “Information Regarding the Board of Directors and Corporate Governance — Codes of Ethics and Business Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION.

The information in the definitive proxy statement for our 2015 annual meeting of shareholders to be held on May 13, 2015, under the captions “Executive Compensation,” “Certain Relationships and Related Transactions — Compensation Committee Interlocks and Insider Participation,” “Information Regarding the Board of Directors and Corporate Governance — Compensation Program for Non-Employee Directors” and “Information Regarding the Board of Directors and Corporate Governance — Non-Employee Director Compensation for 2014” is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information in the definitive proxy statement for our 2015 annual meeting of shareholders to be held on May 13, 2015, under the captions “Security Ownership — Beneficial Ownership of Directors, Nominees and Executive Officers,” “Security Ownership — Beneficial Owners of More than Five Percent of Our Common Stock” and “Executive Compensation — Outstanding Equity Awards” are incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information in the definitive proxy statement for our 2015 annual meeting of shareholders to be held on May 13, 2015, under the captions “Information Regarding the Board of Directors and Corporate Governance — Director Independence,” “Certain Relationships and Related Transactions — Transactions with Related Persons” and “Certain Relationships and Related Transactions — Review and Approval of Transactions with Related Persons” is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information in the definitive proxy statement for our 2015 annual meeting of shareholders to be held on May 13, 2015, under the captions “Audit Committee Report and Payment of Fees to Our Independent Auditor — Auditor Fees” and “Audit Committee Report and Payment of Fees to Our Independent Auditor — Auditor Services Pre-Approval Policy” is incorporated herein by reference.

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

4.4
Second Amended and Restated Indenture dated April 21, 2014 (Secured Commercial Paper Notes -- Series III), between Piper Jaffray & Co. and the Bank of New York Mellon (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 21, 2014).

10.1
Form of director indemnification agreement between Piper Jaffray Companies and its directors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 17, 2014). †

10.2
Office Lease Agreement, dated May 30, 2012, by and among Piper Jaffray & Co. and Wells REIT – 800 Nicollett Avenue Owner, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed June 1, 2012).

Exhibit
Number	Description

10.3
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

10.5
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
10.7
Form of Restricted Stock Agreement for Employee Grants in 2011, 2012, and 2013 (related to 2010, 2011, and 2012 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed February 28, 2011). †

10.8
Form of Restricted Stock Agreement for Employee Grants in 2014 (related to 2013 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed February 28, 2014). †

10.9	Form of Restricted Stock Agreement for Employee Grants in 2015 (related to 2014 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan. † *
10.10
Form of Restricted Stock Agreement for California-based Employee Grants in 2015 (related to 2014 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan. † *

10.11
Form of Stock Option Agreement for Employee Grants in 2004 and 2005 (related to 2003 and 2004 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 4, 2004). †

10.12
Form of Stock Option Agreement for Employee Grants in 2006 (related to 2005 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 1, 2006). †

10.13
Form of Stock Option Agreement for Employee Grants in 2007 and 2008 (related to 2006 and 2007 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007). †

10.14
Form of Stock Option Agreement for Non-Employee Director Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 4, 2004). †

10.15
Form of Performance Share Unit Agreement for 2012 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, filed August 2, 2012). †

10.16
Form of Performance Share Unit Agreement for 2013 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed July 31, 2013). †

10.17
Form of Performance Share Unit Agreement for 2014 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed July 30, 2014). †

10.18
Piper Jaffray Companies Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed February 28, 2011). †

10.19	Summary of Non-Employee Director Compensation Program. † *

Exhibit
Number	Description

10.20	Form of Notice Period Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007). †
10.21
Amended and Restated Loan Agreement dated December 28, 2012, between Piper Jaffray & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed February 27, 2013).

10.22
First Amendment to Amended and Restated Loan Agreement, dated December 28, 2013, between Piper Jaffray & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed February 28, 2014).

10.23	Second Amendment to Amended and Restated Loan Agreement, dated December 19, 2014, between Piper Jaffray & Co. and U.S. Bank National Association. *
10.24
Amended and Restated Note Purchase Agreement dated June 2, 2014 among Piper Jaffray Companies, Piper Jaffray & Co. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed June 5, 2014).

10.25
Consulting Agreement dated March 19, 2014, by and between Advisory Research, Inc. and Brien M. O'Brien (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 19, 2014).

10.26	Compensation Arrangement with M. Brad Winges (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed February 27, 2013). †
10.27	Restricted Limited Partnership Interest Agreement dated February 23, 2015, by and between Piper Jaffray Investment Management LLC and M. Brad Winges. † *
10.28
Advisory Research, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed February 28, 2014). †

10.29
Amended and Restated Piper Jaffray Companies Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 27, 2012). †

10.30
Form of Mutual Fund Restricted Share Agreement for Employee Grants in 2012 and 2013 (related to performance in 2011 and 2012, respectively) (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 27, 2012). †

10.31
Form of Mutual Fund Restricted Share Agreement for Employee Grants in 2014 (related to performance in 2013) (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed February 28, 2014). †

10.32	Form of Mutual Fund Restricted Share Agreement for Employee Grants in 2015 (related to performance in 2014). † *
10.33	Form of Mutual Fund Restricted Share Agreement for California-based Employee Grants in 2015 (related to performance in 2014). † *
21.1	Subsidiaries of Piper Jaffray Companies *
23.1	Consent of Ernst & Young LLP *
24.1	Power of Attorney *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer. *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *
32.1	Section 1350 Certifications. **
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (v) the notes to the Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2015.

PIPER JAFFRAY COMPANIES

By	/s/ Andrew S. Duff
Its	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2015.

SIGNATURE	TITLE

/s/ Andrew S. Duff	Chairman and Chief Executive Officer
Andrew S. Duff	(Principal Executive Officer)

/s/ Debbra L. Schoneman	Chief Financial Officer
Debbra L. Schoneman	(Principal Financial and Accounting Officer)

/s/ William R. Fitzgerald	Director
William R. Fitzgerald

/s/ B. Kristine Johnson	Director
B. Kristine Johnson

/s/ Addison L. Piper	Director
Addison L. Piper

/s/ Lisa K. Polsky	Director
Lisa K. Polsky

/s/ Philip E. Soran	Director
Philip E. Soran

/s/ Scott C. Taylor	Director
Scott C. Taylor

/s/ Michele Volpi	Director
Michele Volpi

Exhibit Index

Exhibit
Number	Description

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

4.4
Second Amended and Restated Indenture dated April 21, 2014 (Secured Commercial Paper Notes -- Series III), between Piper Jaffray & Co. and the Bank of New York Mellon (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 21, 2014).

10.1
Form of director indemnification agreement between Piper Jaffray Companies and its directors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 17, 2014). †

10.2
Office Lease Agreement, dated May 30, 2012, by and among Piper Jaffray & Co. and Wells REIT – 800 Nicollett Avenue Owner, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed June 1, 2012).

10.3
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

10.5
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
10.7
Form of Restricted Stock Agreement for Employee Grants in 2011, 2012, and 2013 (related to 2010, 2011, and 2012 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed February 28, 2011). †

10.8
Form of Restricted Stock Agreement for Employee Grants in 2014 (related to 2013 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed February 28, 2014). †

10.9	Form of Restricted Stock Agreement for Employee Grants in 2015 (related to 2014 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan. † *
10.10
Form of Restricted Stock Agreement for California-based Employee Grants in 2015 (related to 2014 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan. † *

10.11
Form of Stock Option Agreement for Employee Grants in 2004 and 2005 (related to 2003 and 2004 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 4, 2004). †

Exhibit
Number	Description

10.12
Form of Stock Option Agreement for Employee Grants in 2006 (related to 2005 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 1, 2006). †

10.13
Form of Stock Option Agreement for Employee Grants in 2007 and 2008 (related to 2006 and 2007 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007). †

10.14
Form of Stock Option Agreement for Non-Employee Director Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 4, 2004). †

10.15
Form of Performance Share Unit Agreement for 2012 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, filed August 2, 2012). †

10.16
Form of Performance Share Unit Agreement for 2013 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed July 31, 2013). †

10.17
Form of Performance Share Unit Agreement for 2014 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed July 30, 2014). †

10.18
Piper Jaffray Companies Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed February 28, 2011). †

10.19	Summary of Non-Employee Director Compensation Program. † *
10.20	Form of Notice Period Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007). †
10.21
Amended and Restated Loan Agreement dated December 28, 2012, between Piper Jaffray & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed February 27, 2013).

10.22
First Amendment to Amended and Restated Loan Agreement, dated December 28, 2013, between Piper Jaffray & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed February 28, 2014).

10.23	Second Amendment to Amended and Restated Loan Agreement, dated December 19, 2014, between Piper Jaffray & Co. and U.S. Bank National Association. *
10.24
Amended and Restated Note Purchase Agreement dated June 2, 2014 among Piper Jaffray Companies, Piper Jaffray & Co. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed June 5, 2014).

10.25
Consulting Agreement dated March 19, 2014, by and between Advisory Research, Inc. and Brien M. O'Brien (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 19, 2014).

10.26	Compensation Arrangement with M. Brad Winges (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed February 27, 2013). †
10.27	Restricted Limited Partnership Interest Agreement dated February 23, 2015, by and between Piper Jaffray Investment Management LLC and M. Brad Winges. † *
10.28
Advisory Research, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed February 28, 2014). †

10.29
Amended and Restated Piper Jaffray Companies Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 27, 2012). †

10.30
Form of Mutual Fund Restricted Share Agreement for Employee Grants in 2012 and 2013 (related to performance in 2011 and 2012, respectively) (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 27, 2012). †

Exhibit
Number	Description

10.31
Form of Mutual Fund Restricted Share Agreement for Employee Grants in 2014 (related to performance in 2013) (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed February 28, 2014). †

10.32	Form of Mutual Fund Restricted Share Agreement for Employee Grants in 2015 (related to performance in 2014). † *
10.33	Form of Mutual Fund Restricted Share Agreement for California-based Employee Grants in 2015 (related to performance in 2014). † *
21.1	Subsidiaries of Piper Jaffray Companies *
23.1	Consent of Ernst & Young LLP *
24.1	Power of Attorney *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer. *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *
32.1	Section 1350 Certifications. **
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (v) the notes to the Consolidated Financial Statements.

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