Form 10-Q
period 2015-03-31
PIPER JAFFRAY COMPANIES
filed 2015-05-01
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Yes  ☐ No  ☑

As of April 23, 2015, the registrant had 15,975,385 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Piper Jaffray Companies
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2015	2014
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$9,382	$15,867
Cash and cash equivalents segregated for regulatory purposes	27,019	25,011
Receivables:
Customers	26,500	9,658
Brokers, dealers and clearing organizations	202,212	161,009
Securities purchased under agreements to resell	385,707	308,165

Financial instruments and other inventory positions owned	535,461	507,794
Financial instruments and other inventory positions owned and pledged as collateral	1,211,706	1,108,567
Total financial instruments and other inventory positions owned	1,747,167	1,616,361

Fixed assets (net of accumulated depreciation and amortization of $48,223 and $47,327, respectively)	18,805	18,171
Goodwill	211,878	211,878
Intangible assets (net of accumulated amortization of $42,914 and $41,141, respectively)	28,885	30,658
Investments	144,910	126,840
Other assets	114,564	100,299
Total assets	$2,917,029	$2,623,917

Liabilities and Shareholders’ Equity
Short-term financing	$517,522	$377,767
Variable rate senior notes	125,000	125,000
Payables:
Customers	34,922	13,328
Brokers, dealers and clearing organizations	176,454	25,564
Securities sold under agreements to repurchase	169,227	102,646
Financial instruments and other inventory positions sold, but not yet purchased	778,268	738,124
Accrued compensation	81,740	228,877
Other liabilities and accrued expenses	46,762	43,151
Total liabilities	1,929,895	1,654,457

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at March 31, 2015 and December 31, 2014;
Shares issued: 19,509,433 at March 31, 2015 and 19,523,371 at December 31, 2014;
Shares outstanding: 14,999,604 at March 31, 2015 and 15,265,420 at December 31, 2014	195	195
Additional paid-in capital	754,481	735,415
Retained earnings	244,037	227,065
Less common stock held in treasury, at cost: 4,509,829 shares at March 31, 2015 and 4,257,951 shares at December 31, 2014	(167,664)	(143,140)
Accumulated other comprehensive income/(loss)	(98)	377
Total common shareholders’ equity	830,951	819,912

Noncontrolling interests	156,183	149,548
Total shareholders’ equity	987,134	969,460

Total liabilities and shareholders’ equity	$2,917,029	$2,623,917
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2015	2014
Revenues:
Investment banking	$87,077	$88,474
Institutional brokerage	36,036	44,034
Asset management	20,522	20,959
Interest	12,205	13,659
Investment income	12,591	6,768

Total revenues	168,431	173,894

Interest expense	6,560	5,761

Net revenues	161,871	168,133

Non-interest expenses:
Compensation and benefits	95,857	100,489
Occupancy and equipment	6,783	6,778
Communications	6,328	5,955
Trade execution and clearance	1,997	1,834
Marketing and business development	6,982	6,251
Outside services	8,184	8,768
Intangible asset amortization expense	1,773	2,318
Other operating expenses	2,675	3,027

Total non-interest expenses	130,579	135,420

Income from before income tax expense	31,292	32,713

Income tax expense	9,490	9,827

Net income	21,802	22,886

Net income applicable to noncontrolling interests	4,830	5,138

Net income applicable to Piper Jaffray Companies	$16,972	$17,748

Net income applicable to Piper Jaffray Companies’ common shareholders	$15,810	$16,089

Earnings per common share
Basic	$1.03	$1.10
Diluted	$1.03	$1.10

Weighted average number of common shares outstanding
Basic	15,294	14,612
Diluted	15,332	14,657

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands)	2015	2014
Net income	$21,802	$22,886

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(475)	51

Comprehensive income	21,327	22,937

Comprehensive income applicable to noncontrolling interests	4,830	5,138

Comprehensive income applicable to Piper Jaffray Companies	$16,497	$17,799

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014

Operating Activities:
Net income	$21,802	$22,886
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets	1,215	1,418
Deferred income taxes	10,162	8,142
Stock-based and deferred compensation	13,756	5,375
Amortization of intangible assets	1,773	2,318
Amortization of forgivable loans	1,280	1,327
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	(2,008)	(1,129)
Receivables:
Customers	(16,842)	(8,152)
Brokers, dealers and clearing organizations	(41,203)	(103,450)
Securities purchased under agreements to resell	(77,542)	(8,990)
Net financial instruments and other inventory positions owned	(90,662)	38,500
Investments	(18,070)	(18,212)
Other assets	(25,932)	792
Increase/(decrease) in operating liabilities:
Payables:
Customers	21,594	7,109
Brokers, dealers and clearing organizations	150,890	83,258
Accrued compensation	(128,977)	(64,516)
Other liabilities and accrued expenses	3,633	(13,646)

Net cash used in operating activities	(175,131)	(46,970)

Investing Activities:
Purchases of fixed assets, net	(1,896)	(607)

Net cash used in investing activities	(1,896)	(607)

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Cash Flows – Continued
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014

Financing Activities:
Increase/(decrease) in short-term financing	$139,755	$(78,902)
Increase in securities sold under agreements to repurchase	66,581	47,649
Increase/(decrease) in noncontrolling interests	1,805	(2,909)
Repurchase of common stock	(42,566)	(7,346)
Excess/(reduced) tax benefit from stock-based compensation	3,662	(47)
Proceeds from stock option exercises	1,562	273

Net cash provided by/(used in) financing activities	170,799	(41,282)

Currency adjustment:
Effect of exchange rate changes on cash	(257)	11

Net decrease in cash and cash equivalents	(6,485)	(88,848)

Cash and cash equivalents at beginning of period	15,867	123,683

Cash and cash equivalents at end of period	$9,382	$34,835

Supplemental disclosure of cash flow information –
Cash paid during the period for:
Interest	$6,427	$6,019
Income taxes	$15,871	$19,972

Non-cash financing activities –
Issuance of common stock for retirement plan obligations:
103,598 shares for the three months ended March 31, 2014	$—	$4,156

Issuance of restricted common stock for annual equity award:
550,650 shares and 402,074 shares for the three months ended March 31, 2015 and 2014, respectively	$30,429	$16,131

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Pursuant to this guidance, certain information and disclosures have been omitted that are included within complete annual financial statements. Except as disclosed herein, there have been no material changes in the information reported in the financial statements and related disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although these estimates and assumptions are based on the best information available, actual results could differ from those estimates.

Note 2 Summary of Significant Accounting Policies

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for a full description of the Company's significant accounting policies.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 3 Recent Accounting Pronouncements

Future Adoption of New Applicable Accounting Standards

Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09") which supersedes current revenue recognition guidance, including most industry-specific guidance. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue that is recognized. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company is evaluating the impact of the new guidance on its consolidated financial statements.

Consolidation

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02"). ASU 2015-02 makes several modifications to the consolidation guidance for variable interest entities ("VIEs") and general partners' investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. It is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the impact of the amended guidance on its consolidated financial statements.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 4 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased were as follows:

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$60,806	$50,365
Convertible securities	167,169	156,685
Fixed income securities	30,702	48,651
Municipal securities:
Taxable securities	271,821	312,753
Tax-exempt securities	597,299	559,704
Short-term securities	87,581	68,717
Asset-backed securities	148,957	125,065
U.S. government agency securities	333,053	244,046
U.S. government securities	826	2,549
Derivative contracts	48,953	47,826
Total financial instruments and other inventory positions owned	1,747,167	1,616,361

Less noncontrolling interests (1)	(305,932)	(267,742)
	$1,441,235	$1,348,619

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$158,297	$154,589
Convertible securities	269	—
Fixed income securities	30,293	21,460
U.S. government agency securities	20,225	27,735
U.S. government securities	558,477	523,527
Derivative contracts	10,707	10,813
Total financial instruments and other inventory positions sold, but not yet purchased	778,268	738,124

Less noncontrolling interests (2)	(94,831)	(98,669)
	$683,437	$639,455

(1)
Noncontrolling interests attributable to third party ownership in a consolidated municipal bond fund consist of $111.6 million and $123.3 million of taxable municipal securities, $188.9 million and $139.5 million of tax-exempt municipal securities, and $5.4 million and $4.9 million of derivative contracts as of March 31, 2015 and December 31, 2014, respectively.

(2)
Noncontrolling interests attributable to third party ownership in a consolidated municipal bond fund consist of $93.7 million and $97.6 million of U.S. government securities, and $1.1 million of derivative contracts as of March 31, 2015 and December 31, 2014, respectively.

At March 31, 2015 and December 31, 2014, financial instruments and other inventory positions owned in the amount of $1.2 billion and $1.1 billion, respectively, had been pledged as collateral for short-term financings and repurchase agreements.

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

Derivatives are reported on a net basis by counterparty (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of offset exists and on a net basis by cross product when applicable provisions are stated in master netting agreements. Cash collateral received or paid is netted on a counterparty basis, provided a legal right of offset exists. The total absolute notional contract amount, representing the absolute value of the sum of gross long and short derivative contracts, provides an indication of the volume of the Company's derivative activity and does not represent gains and losses. The following table presents the gross fair market value and the total absolute notional contract amount of the Company's outstanding derivative instruments, prior to counterparty netting, by asset or liability position:

	March 31, 2015			December 31, 2014
(Dollars in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$486,922	$464,143	$4,838,143	$447,987	$425,227	$4,860,302
Trading securities	1,222	9,184	411,750	140	8,242	297,250
Credit default swap index
Trading securities	5,769	6,358	247,721	5,808	5,188	267,796
Equity option
Trading securities	156	147	49,585	76	189	19,380
	$494,069	$479,832	$5,547,199	$454,011	$438,846	$5,444,728

(1)	The gross fair market value of derivative assets are included within financial instruments and other inventory positions owned on the consolidated statements of financial condition.

(2)
The gross fair market value of derivative liabilities are included within financial instruments and other inventory positions sold, but not yet purchased on the consolidated statements of financial condition.

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

		Three Months Ended
(Dollars in thousands)		March 31,
Derivative Category	Operations Category	2015	2014
Interest rate derivative contract	Investment banking	$(520)	$(524)
Interest rate derivative contract	Institutional brokerage	679	532
Credit default swap index contract	Institutional brokerage	4,607	(1,254)
Equity option derivative contract	Institutional brokerage	35	948
		$4,801	$(298)

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company’s financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company’s derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of March 31, 2015, the Company had $27.6 million of uncollateralized credit exposure with these counterparties (notional contract amount of $189.0 million), including $18.4 million of uncollateralized credit exposure with one counterparty.

Note 5 Fair Value of Financial Instruments

Based on the nature of the Company’s business and its role as a “dealer” in the securities industry or as a manager of alternative asset management funds, the fair values of its financial instruments are determined internally. The Company’s processes are designed to ensure that the fair values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, unobservable inputs are developed based on an evaluation of all relevant empirical market data, including prices evidenced by market transactions, interest rates, credit spreads, volatilities and correlations and other security-specific information. Valuation adjustments related to illiquidity or counterparty credit risk are also considered. In estimating fair value, the Company may utilize information provided by third party pricing vendors to corroborate internally-developed fair value estimates.

The Company employs specific control processes to determine the reasonableness of the fair value of its financial instruments. The Company’s processes are designed to ensure that the internally-estimated fair values are accurately recorded and that the data inputs and the valuation techniques used are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. Individuals outside of the trading departments perform independent pricing verification reviews as of each reporting date. The Company has established parameters which set forth when the fair value of securities are independently verified. The selection parameters are generally based upon the type of security, the level of estimation risk of a security, the materiality of the security to the Company’s financial statements, changes in fair value from period to period, and other specific facts and circumstances of the Company’s securities portfolio. In evaluating the initial internally-estimated fair values made by the Company’s traders, the nature and complexity of securities involved (e.g., term, coupon, collateral, and other key drivers of value), level of market activity for securities, and availability of market data are considered. The independent price verification procedures include, but are not limited to, analysis of trade data (both internal and external where available), corroboration to the valuation of positions with similar characteristics, risks and components, or comparison to an alternative pricing source, such as a discounted cash flow model. The Company’s valuation committee, comprised of members of senior management and risk management, provides oversight and overall responsibility for the internal control processes and procedures related to fair value measurements.

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

U.S. government agency securities – U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities and are categorized as Level II. Mortgage bonds include bonds secured by mortgages, mortgage pass-through securities, agency collateralized mortgage-obligation (“CMO”) securities and agency interest-only securities. Mortgage pass-through securities, CMO securities and interest-only securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore are generally categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields ranging from 50-1,068 basis points (“bps”) on spreads over U.S. treasury securities, or models based upon prepayment expectations ranging from 50-490 Public Securities Association (“PSA”) prepayment levels. These securities are categorized as Level II.

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

Investments

The Company’s investments valued at fair value include equity investments in private companies and partnerships, investments in public companies, investments in registered mutual funds, warrants of public and private companies and private company debt. Exchange traded direct equity investments in public companies and registered mutual funds are valued based on quoted prices on active markets and classified as Level I. Company-owned warrants, which have a cashless exercise option, are valued based upon the Black-Scholes option-pricing model and certain unobservable inputs. The Company applies a liquidity discount to the value of its warrants in public and private companies. For warrants in private companies, valuation adjustments, based upon management’s judgment, are made to account for differences between the measured security and the stock volatility factors of comparable companies. Company-owned warrants are reported as Level III assets. Investments in private companies are valued based on an assessment of each underlying security, considering rounds of financing, third party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA")) and changes in market outlook, among other factors. These securities are generally categorized as Level III.

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking and other investments at inception to reflect economic events in earnings on a timely basis. Merchant banking and other equity investments of $19.3 million and $18.4 million, included within investments on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets at March 31, 2015 and December 31, 2014, respectively. The realized and unrealized gains from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were $0.8 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level III financial instruments as of March 31, 2015:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	Discounted cash flow	Debt service coverage ratio (2)	5 - 60%	19.4%
Short-term securities	Discounted cash flow	Expected recovery rate (% of par) (2)	66 - 94%	91.0%
Asset-backed securities:
Collateralized by residential mortgages	Discounted cash flow	Credit default rates (3)	1 - 5%	3.2%
		Prepayment rates (4)	0 - 26%	5.5%
		Loss severity (3)	32 - 90%	58.2%
		Valuation yields (3)	2 - 8%	4.8%
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	4 - 23 bps	8.6 bps
Investments at fair value:
Warrants in public and private companies	Black-Scholes option pricing model	Liquidity discount rates (1)	30 - 40%	39.3%
Warrants in private companies	Black-Scholes option pricing model	Stock volatility factors of comparable companies (2)	29 - 57%	42.0%
Equity securities in private companies	Market approach	Revenue multiple (2)	2 - 6 times	4.6 times
		EBITDA multiple (2)	9 - 12 times	9.7 times

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	0 - 26 bps	6.0 bps
Sensitivity of the fair value to changes in unobservable inputs:

(1)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly lower/(higher) fair value measurement.

(2)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly higher/(lower) fair value measurement.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company’s financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of March 31, 2015:

				Counterparty
				and Cash
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$48,372	$12,434	$—	$—	$60,806
Convertible securities	—	167,169	—	—	167,169
Fixed income securities	—	30,702	—	—	30,702
Municipal securities:
Taxable securities	—	271,821	—	—	271,821
Tax-exempt securities	—	596,123	1,176	—	597,299
Short-term securities	—	86,861	720	—	87,581
Asset-backed securities	—	1,080	147,877	—	148,957
U.S. government agency securities	—	333,053	—	—	333,053
U.S. government securities	826	—	—	—	826
Derivative contracts	156	492,691	1,222	(445,116)	48,953
Total financial instruments and other inventory positions owned:	49,354	1,991,934	150,995	(445,116)	1,747,167

Cash equivalents	865	—	—	—	865

Investments at fair value	29,613	—	87,468	—	117,081
Total assets	$79,832	$1,991,934	$238,463	$(445,116)	$1,865,113

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$155,331	$2,966	$—	$—	$158,297
Convertible securities	—	269	—	—	269
Fixed income securities	—	30,293	—	—	30,293
U.S. government agency securities	—	20,225	—	—	20,225
U.S. government securities	558,477	—	—	—	558,477
Derivative contracts	147	471,459	8,226	(469,125)	10,707
Total financial instruments and other inventory positions sold, but not yet purchased:	$713,955	$525,212	$8,226	$(469,125)	$778,268

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

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

The Company’s Level III assets were $238.5 million and $201.0 million, or 12.8 percent and 11.7 percent of financial instruments measured at fair value at March 31, 2015 and December 31, 2014, respectively. The value of transfers between levels are recognized at the beginning of the reporting period. There were no significant transfers between Level I, Level II or Level III for the three months ended March 31, 2015.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	March 31,	March 31,
(Dollars in thousands)	2014	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2015	2015 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$1,186	$—	$—	$—	$—	$—	$(10)	$1,176	$(10)
Short-term securities	720	—	—	—	—	—	—	720	—
Asset-backed securities	124,749	119,826	(98,947)	—	—	2,490	(241)	147,877	517
Derivative contracts	140	520	—	—	—	(520)	1,082	1,222	1,222
Total financial instruments and other inventory positions owned:	126,795	120,346	(98,947)	—	—	1,970	831	150,995	1,729

Investments at fair value	74,165	—	(182)	—	—	182	13,303	87,468	13,303
Total assets	$200,960	$120,346	$(99,129)	$—	$—	$2,152	$14,134	$238,463	$15,032

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$7,822	$(5,814)	$—	$—	$—	$5,814	$404	$8,226	$4,318
Total financial instruments and other inventory positions sold, but not yet purchased:	$7,822	$(5,814)	$—	$—	$—	$5,814	$404	$8,226	$4,318

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	March 31,	March 31,
(Dollars in thousands)	2013	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2014	2014 (1)
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Fixed income securities	$100	$—	$—	$—	$—	$—	$—	$100	$—
Municipal securities:
Tax-exempt securities	1,433	—	—	—	—	—	—	1,433	—
Short-term securities	656	—	—	—	—	—	—	656	—
Asset-backed securities	119,799	96,725	(114,506)	—	—	6,270	(889)	107,399	958
Derivative contracts	691	2,614	—	—	—	(2,614)	(627)	64	64
Total financial instruments and other inventory positions owned:	122,679	99,339	(114,506)	—	—	3,656	(1,516)	109,652	1,022

Investments at fair value	49,240	10,000	—	—	—	—	1,714	60,954	1,714
Total assets	$171,919	$109,339	$(114,506)	$—	$—	$3,656	$198	$170,606	$2,736

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$6,643	$(16,751)	$—	$—	$—	$16,751	$(1,164)	$5,479	$5,479
Total financial instruments and other inventory positions sold, but not yet purchased:	$6,643	$(16,751)	$—	$—	$—	$16,751	$(1,164)	$5,479	$5,479

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 6 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers and clearing organizations included:

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Receivable arising from unsettled securities transactions	$49,725	$52,571
Deposits paid for securities borrowed	49,317	57,572
Receivable from clearing organizations	11,203	4,933
Deposits with clearing organizations	64,918	33,799
Securities failed to deliver	7,254	1,753
Other	19,795	10,381
	$202,212	$161,009

Amounts payable to brokers, dealers and clearing organizations included:

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Payable arising from unsettled securities transactions	$148,353	$11,048
Payable to clearing organizations	9,204	5,185
Securities failed to receive	7,394	2,430
Other	11,503	6,901
	$176,454	$25,564

Deposits paid for securities borrowed approximate the market value of the securities. Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received by the Company on settlement date.

Note 7 Collateralized Securities Transactions

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

In the normal course of business, the Company obtains securities purchased under agreements to resell, securities borrowed and margin agreements on terms that permit it to repledge or resell the securities to others, typically pursuant to repurchase agreements. The Company obtained securities with a fair value of approximately $440.0 million and $369.7 million at March 31, 2015 and December 31, 2014, respectively, of which $428.2 million and $338.8 million, respectively, had been pledged or otherwise transferred to satisfy its commitments under financial instruments and other inventory positions sold, but not yet purchased.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following is a summary of the Company’s securities sold under agreements to repurchase ("Repurchase Liabilities"), the fair market value of collateral pledged and the interest rate charged by the Company’s counterparty, which is based on LIBOR plus an applicable margin, as of March 31, 2015:

	Repurchase	Fair Market
(Dollars in thousands)	Liabilities	Value	Interest Rate
Term up to 30 day maturities:
Asset-backed securities	$19,860	$31,042	1.67 - 1.93%
Term of 30 to 90 day maturities:
Asset-backed securities	4,637	6,624	2.02%
On demand maturities:
Corporate securities:
Fixed income securities	8,671	8,971	0.80%
U.S. government agency securities	126,104	143,976	0.55 - 0.85%
U.S. government securities	9,955	9,979	0.40%
	$169,227	$200,592

Reverse repurchase agreements, repurchase agreements and securities borrowed and loaned are reported on a net basis by counterparty when a legal right of offset exists. There were no gross amounts offset on the consolidated statements of financial condition for reverse repurchase agreements, securities borrowed or repurchase agreements at March 31, 2015 and December 31, 2014, respectively, as a legal right of offset did not exist. The Company had no outstanding securities lending arrangements as of March 31, 2015 or December 31, 2014. See Note 4 for information related to the Company's offsetting of derivative contracts.

Note 8 Investments

The Company’s proprietary investments include investments in private companies and partnerships, registered mutual funds, warrants of public and private companies and private company debt. Investments included:

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Investments at fair value	$117,081	$94,869
Investments at cost	3,805	8,214
Investments accounted for under the equity method	24,024	23,757
Total investments	144,910	126,840

Less investments attributable to noncontrolling interests (1)	(32,710)	(32,563)
	$112,200	$94,277

(1)	Noncontrolling interests are attributable to third party ownership in a consolidated merchant banking fund and private equity investment vehicles.

Management regularly reviews the Company’s investments in private company debt and has concluded that no valuation allowance is needed as it is probable that all contractual principal and interest will be collected.

At March 31, 2015, investments carried on a cost basis had an estimated fair market value of $9.4 million. Because valuation estimates were based upon management’s judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 9 Other Assets

Other assets included:

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Net deferred income tax assets	$35,689	$45,851
Fee receivables	26,211	23,959
Accrued interest receivables	10,560	10,061
Forgivable loans, net	9,685	8,366
Income tax receivables	17,792	—
Prepaid expenses	5,215	6,067
Other	9,412	5,995
Total other assets	$114,564	$100,299

Note 10 Short-Term Financing

The following is a summary of short-term financing and the weighted average interest rate on borrowings:

	Outstanding Balance		Weighted Average Interest Rate
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)	2015	2014	2015	2014
Commercial paper (secured)	$245,994	$238,013	1.52%	1.48%
Prime broker arrangement	220,528	127,754	0.93%	0.91%
Bank lines (secured)	51,000	12,000	1.11%	1.50%
Total short-term financing	$517,522	$377,767

The Company issues secured commercial paper to fund a portion of its securities inventory. The commercial paper notes (“CP Notes”) can be issued with maturities of 27 days to 270 days from the date of issuance. The CP Notes are issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and are secured by different inventory classes. As of March 31, 2015, the weighted average maturity of CP Series A and CP Series III A was 85 days and 12 days, respectively. As of March 31, 2015, the Company had no outstanding issuances under CP Series II A. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin. CP Series III A includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain excess net capital of $120 million.

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

The Company’s committed short-term bank line financing at March 31, 2015 consisted of a one-year $250 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2014. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 18, 2015. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At March 31, 2015, the Company had $21.0 million in advances against this line of credit.

The Company’s uncommitted secured lines at March 31, 2015 totaled $185 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company’s uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. At March 31, 2015, the Company had $30.0 million in advances against these lines of credit.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 11 Variable Rate Senior Notes

On November 30, 2012, the Company entered into a note purchase agreement under which the Company issued unsecured variable rate senior notes ("Notes") in the amount of $125 million. The initial holders of the Notes are certain entities advised by Pacific Investment Management Company LLC ("PIMCO"). The Notes consist of two classes, Class A Notes and Class B Notes, with principal amounts of $50 million and $75 million, respectively.

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

The Amended Note Purchase Agreement includes covenants that, among other things, require the Company to maintain a minimum consolidated tangible net worth and regulatory net capital, limit the Company's leverage ratio and require the Company to maintain a minimum ratio of operating cash flow to fixed charges. With respect to the net capital covenant, the Company's U.S. broker dealer subsidiary is required to maintain minimum net capital of $120 million. At March 31, 2015, the Company was in compliance with all covenants.

The Notes are recorded at amortized cost. As of March 31, 2015, the carrying value of the Notes approximated fair value.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 13 Shareholders’ Equity

Share Repurchases

Effective October 1, 2014, the Company’s board of directors authorized the repurchase of up to $100.0 million in common shares through September 30, 2016. During the three months ended March 31, 2015, the Company repurchased 604,994 shares of the Company's common stock at an average price of $54.08 per share for an aggregate purchase price of $32.7 million related to this authorization. The Company has $67.3 million remaining under this authorization. The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. The Company purchased 178,928 shares or $9.9 million of the Company’s common stock for this purpose during the three months ended March 31, 2015.

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 14. During the three months ended March 31, 2015 and 2014, the Company issued 518,106 shares and 445,114 shares, respectively, related to these obligations. During the three months ended March 31, 2014, the Company also issued 103,598 common shares out of treasury stock in fulfillment of $4.2 million in obligations under the Piper Jaffray Companies Retirement Plan (the "Retirement Plan").

Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders’ proportionate share of the equity in a municipal bond fund of $123.5 million, a merchant banking fund of $24.4 million and private equity investment vehicles aggregating $8.3 million as of March 31, 2015. As of December 31, 2014, noncontrolling interests included the minority equity holders’ proportionate share of the equity in a municipal bond fund of $117.0 million, a merchant banking fund of $24.7 million and private equity investment vehicles aggregating $7.8 million.

Ownership interests in entities held by parties other than the Company’s common shareholders are presented as noncontrolling interests within shareholders’ equity, separate from the Company’s own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company’s common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the three months ended March 31, 2015 and 2014, respectively.

	Common		Total
	Shareholders’	Noncontrolling	Shareholders’
(Dollars in thousands)	Equity	Interests	Equity
Balance at December 31, 2014	$819,912	$149,548	$969,460
Net income	16,972	4,830	21,802
Amortization/issuance of restricted stock	31,884	—	31,884
Issuance of treasury shares for options exercised	1,562	—	1,562
Repurchase of common stock through share repurchase program	(32,720)	—	(32,720)
Repurchase of common stock for employee tax withholding	(9,846)	—	(9,846)
Excess tax benefit from stock-based compensation	3,662	—	3,662
Other comprehensive loss	(475)	—	(475)
Fund capital contributions, net	—	1,805	1,805
Balance at March 31, 2015	$830,951	$156,183	$987,134

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 14 Compensation Plans

Stock-Based Compensation Plans

The Company maintains one stock-based compensation plan, the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (the “Incentive Plan”). The Company’s equity awards are recognized on the consolidated statements of operations at grant date fair value over the service period of the award, net of estimated forfeitures.

The following table provides a summary of the Company’s outstanding Incentive Plan equity awards (in shares or units) as of March 31, 2015:

Restricted Stock
Annual grants	947,122
Sign-on grants	220,234
1,167,356

Restricted Stock Units
Market condition leadership grants	405,826

Stock Options	166,915

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company’s employees and directors for up to 7.0 million shares of common stock (0.6 million shares remained available for future issuance under the Incentive Plan as of March 31, 2015). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.

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
(Unaudited)

Annually, the Company grants stock to its non-employee directors. The stock-based compensation paid to non-employee directors is fully expensed on the grant date and included within outside services expense on the consolidated statements of operations.

Restricted Stock Units

The Company grants restricted stock units to its leadership team (“Leadership Grants”). The units will vest and convert to shares of common stock at the end of each 36-month performance period only if the Company's stock performance satisfies predetermined market conditions over the performance period. Under the terms of the grants, the number of units that will vest and convert to shares will be based on the Company's stock performance achieving specified market conditions during each performance period as described below. Compensation expense is amortized on a straight-line basis over the three-year requisite service period based on the fair value of the award on the grant date. The market condition must be met for the awards to vest and compensation cost will be recognized regardless if the market condition is satisfied. Employees forfeit unvested share units upon termination of employment with a corresponding reversal of compensation expense.

Up to 50 percent of the award can be earned based on the Company’s total shareholder return relative to members of a predetermined peer group and up to 50 percent of the award can be earned based on the Company’s total shareholder return. The fair value of the awards on the grant date was determined using a Monte Carlo simulation with the following assumptions:

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

Inducement Plan

In 2010, the Company established the 2010 Employment Inducement Award Plan ("Inducement Plan") in conjunction with the acquisition of ARI. The Company granted $7.0 million in restricted stock (158,801 shares) under the Inducement Plan to ARI employees upon closing of the transaction. These shares vested ratably over five years in equal annual installments ending on March 1, 2015. The Company terminated the Inducement Plan in March 2015.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Stock-Based Compensation Activity

The Company recorded total compensation expense of $13.8 million and $5.3 million for the three months ended March 31, 2015 and 2014, respectively, related to employee restricted stock and restricted stock unit awards. Total compensation cost includes year-end compensation for Annual Grants and the amortization of Sign-on and Leadership Grants, less forfeitures of $0.1 million for the three months ended March 31, 2015. There were no forfeitures for the three months ended March 31, 2014. The tax benefit related to stock-based compensation costs totaled $5.4 million and $2.0 million for the three months ended March 31, 2015 and 2014, respectively.

The following table summarizes the changes in the Company’s unvested restricted stock under the Incentive Plan and Inducement Plan:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2014	1,095,305	$36.51
Granted	552,460	55.26
Vested	(477,149)	34.20
Canceled	(3,260)	30.61
March 31, 2015	1,167,356	$46.34

The following table summarizes the changes in the Company’s unvested restricted stock units under the Incentive Plan:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2014	405,826	$17.99
Granted	—	—
Vested	—	—
Canceled	—	—
March 31, 2015	405,826	$17.99

As of March 31, 2015, there was $8.7 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.4 years.

The following table summarizes the changes in the Company’s outstanding stock options:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2014	217,873	$46.66	2.0	$3,066,839
Granted	—	—
Exercised	(40,957)	38.14
Canceled	—	—
Expired	(10,001)	39.62
March 31, 2015	166,915	$49.17	2.3	$1,392,298

Options exercisable at March 31, 2015	166,915	$49.17	2.3	$1,392,298

As of March 31, 2015, there was no unrecognized compensation cost related to stock options expected to be recognized over future years.

The intrinsic value of options exercised was $0.7 million and the resulting tax benefit realized was $0.3 million for the three months ended March 31, 2015. The intrinsic value of options exercised and the resulting tax benefit realized were immaterial for the three months ended March 31, 2014.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Deferred Compensation Plans

The Company maintains various deferred compensation arrangements for employees.

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a percentage of their base salary, commissions and/or cash bonuses. The deferrals vest immediately and are non-forfeitable. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. Investments in the grantor trust, consisting of mutual funds, totaled $15.2 million as of March 31, 2015, and are included in investments on the consolidated statements of financial condition. The compensation deferred by the employees is expensed in the period earned. The deferred compensation liability was $15.2 million as of March 31, 2015. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

The Piper Jaffray Companies Mutual Fund Restricted Share Investment Plan is a deferred compensation plan which allows eligible employees to elect to receive a portion of the incentive compensation they would otherwise receive in the form of restricted stock, instead in restricted mutual fund shares ("MFRS Awards") of registered funds managed by the Company's asset management business. MFRS Awards are awarded to qualifying employees in February of each year, and represent a portion of their compensation for performance in the preceding year similar to the Company's Annual Grants. MFRS Awards vest ratably over three years in equal installments and provide for continued vesting after termination of employment so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreement entered into upon termination. Forfeitures are recorded as a reduction of compensation and benefits expense within the consolidated statements of operations.

The Company has also granted MFRS Awards to new employees as a recruiting tool. Employees must fulfill service requirements in exchange for rights to the awards. Compensation expense from these awards will be amortized on a straight-line basis over the requisite service period of two to five years.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 15 Earnings Per Share

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

The computation of earnings per share is as follows:

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2015	2014
Net income applicable to Piper Jaffray Companies	$16,972	$17,748
Earnings allocated to participating securities (1)	(1,162)	(1,659)
Net income applicable to Piper Jaffray Companies’ common shareholders (2)	$15,810	$16,089

Shares for basic and diluted calculations:
Average shares used in basic computation	15,294	14,612
Stock options	38	45
Average shares used in diluted computation	15,332	14,657

Earnings per common share:
Basic	$1.03	$1.10
Diluted	$1.03	$1.10

(1)
Represents the allocation of earnings to participating securities. Losses are not allocated to participating securities. Participating securities include all of the Company’s unvested restricted shares. The weighted average participating shares outstanding were 1,126,906 and 1,510,839 for the three months ended March 31, 2015 and 2014, respectively.

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

The anti-dilutive effects from stock options were immaterial for the three months ended March 31, 2015 and 2014.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 16 Segment Reporting

Basis for Presentation

The Company structures its segments primarily based upon the nature of the financial products and services provided to customers and the Company’s management organization. The Company evaluates performance and allocates resources based on segment pre-tax operating income or loss and segment pre-tax operating margin. Revenues and expenses directly associated with each respective segment are included in determining their operating results. Other revenues and expenses that are not directly attributable to a particular segment are allocated based upon the Company’s allocation methodologies, including each segment’s respective net revenues, use of shared resources, headcount or other relevant measures. Segment assets are based on those directly associated with each segment, and include an allocation of certain assets based on the most relevant measures applicable, including headcount and other factors. The substantial majority of the Company's net revenues and long-lived assets are located in the U.S.

Reportable segment financial results are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014

Capital Markets
Investment banking
Financing
Equities	$36,489	$35,301
Debt	21,738	13,539
Advisory services	29,266	39,728
Total investment banking	87,493	88,568

Institutional sales and trading
Equities	18,905	24,260
Fixed income	21,217	25,238
Total institutional sales and trading	40,122	49,498

Management and performance fees	1,407	1,737

Investment income	14,705	10,378

Long-term financing expenses	(1,560)	(1,740)

Net revenues	142,167	148,441

Operating expenses (1)	116,203	120,930

Segment pre-tax operating income	$25,964	$27,511

Segment pre-tax operating margin	18.3%	18.5%

Continued on next page

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014

Asset Management
Management and performance fees
Management fees	$19,107	$19,136
Performance fees	8	86
Total management and performance fees	19,115	19,222

Investment income	589	470

Net revenues	19,704	19,692

Operating expenses (1)	14,376	14,490

Segment pre-tax operating income	$5,328	$5,202

Segment pre-tax operating margin	27.0%	26.4%

Total
Net revenues	$161,871	$168,133

Operating expenses (1)	130,579	135,420

Pre-tax operating income	$31,292	$32,713

Pre-tax operating margin	19.3%	19.5%
(1)Operating expenses include intangible asset amortization expense as set forth in the table below:

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Capital Markets	$263	$743
Asset Management	1,510	1,575
Total intangible asset amortization expense	$1,773	$2,318

Reportable segment assets are as follows:

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Capital Markets	$2,656,313	$2,352,404
Asset Management	260,716	271,513
	$2,917,029	$2,623,917

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 17 Net Capital Requirements and Other Regulatory Matters

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

At March 31, 2015, net capital calculated under the SEC rule was $148.9 million, and exceeded the minimum net capital required under the SEC rule by $147.9 million.

The Company’s committed short-term credit facility and its variable rate senior notes include covenants requiring Piper Jaffray to maintain minimum net capital of $120 million. CP Notes issued under CP Series III A include a covenant that requires Piper Jaffray to maintain excess net capital of $120 million.

Piper Jaffray Ltd., a broker dealer subsidiary registered in the United Kingdom, was subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of March 31, 2015, Piper Jaffray Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

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

Explanation of Non-GAAP Financial Measures

We have included financial measures that are not prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These non-GAAP financial measures include adjustments to exclude (1) revenues and expenses related to noncontrolling interests, (2) amortization of intangible assets related to acquisitions and (3) compensation from acquisition-related agreements. These adjustments affect the following financial measures: net revenues, compensation expenses, non-compensation expenses, net income applicable to Piper Jaffray Companies, earnings per diluted common share, segment net revenues, segment operating expenses, segment pre-tax operating income and segment pre-tax operating margin. Management believes that presenting these results and measures on an adjusted basis in conjunction with U.S. GAAP measures provides the most meaningful basis for comparison of our operating results across periods.

Executive Overview

Our business principally consists of providing investment banking, institutional brokerage, asset management and related financial services to corporations, private equity groups, public entities, non-profit entities and institutional investors in the United States and Europe. We operate through two reportable business segments: Capital Markets and Asset Management. Refer to our Annual Report on Form 10-K for the year ended December 31, 2014 for a full description of our business.

Results for the three months ended March 31, 2015

Net income applicable to Piper Jaffray Companies in the first quarter of 2015 was $17.0 million, or $1.03 per diluted common share, compared with $17.7 million, or $1.10 per diluted common share, for the prior-year period. For the twelve months ended March 31, 2015, we generated a rolling twelve month return on average common shareholders' equity of 7.8 percent, compared with 7.2 percent for the rolling twelve months ended March 31, 2014. Net revenues for the three months ended March 31, 2015 were $161.9 million, a decrease of 3.7 percent from $168.1 million reported in the year-ago period, due primarily to lower advisory services and institutional brokerage revenues, partially offset by higher debt financing revenues. For the three months ended March 31, 2015, non-compensation expenses were $34.7 million, essentially flat compared with $34.9 million in the first quarter of 2014.

For the three months ended March 31, 2015, adjusted net income applicable to Piper Jaffray Companies was $18.8 million(1), or $1.14(1) per diluted common share, compared with $20.0 million(1), or $1.24(1) per diluted common share, for the prior-year period. Adjusted net revenues for the three months ended March 31, 2015 were $155.7 million(1), a decrease of 3.6 percent from $161.5 million(1) reported in the year-ago period. For the three months ended March 31, 2015, adjusted non-compensation expenses were $31.6 million(1), up 1.7 percent from $31.1 million(1) for the three months ended March 31, 2014.

(1)	Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Net revenues:
Net revenues – U.S. GAAP basis	$161,871	$168,133
Adjustments:
Revenue related to noncontrolling interests	(6,132)	(6,636)
Adjusted net revenues	$155,739	$161,497

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$34,722	$34,931
Adjustments:
Non-compensation expenses related to noncontrolling interests	(1,302)	(1,498)
Amortization of intangible assets related to acquisitions	(1,773)	(2,318)
Adjusted non-compensation expenses	$31,647	$31,115

Net income applicable to Piper Jaffray Companies:
Net income applicable to Piper Jaffray Companies – U.S. GAAP basis	$16,972	$17,748
Adjustments:
Compensation from acquisition-related agreements	764	788
Amortization of intangible assets related to acquisitions	1,083	1,499
Adjusted net income applicable to Piper Jaffray Companies	$18,819	$20,035

Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$1.03	$1.10
Adjustments:
Compensation from acquisition-related agreements	0.05	0.05
Amortization of intangible assets related to acquisitions	0.07	0.09
Adjusted earnings per diluted common share	$1.14	$1.24

External Factors Impacting Our Business

Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Overall market conditions are a product of many factors, which are beyond our control and mostly unpredictable. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the demand for investment banking services as reflected by the number and size of equity and debt financings and merger and acquisition transactions, the volatility of the equity and fixed income markets, changes in interest rates (especially rapid and extreme changes) and credit spreads, overall market liquidity, the level and shape of various yield curves, the volume and value of trading in securities, overall equity valuations, and the demand for asset management services.

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

Outlook for the remainder 2015

We expect the U.S. economy to strengthen in 2015, despite recent periods of moderating growth and possible contraction. If the U.S. economy continues to strengthen, we expect that interest rates generally will increase in response to the rate of economic growth and inflation expectations in the U.S. Market participants generally expect the Federal Reserve to begin raising short-term interest rates in the second half of 2015, however, the timing, magnitude and velocity of rate increases are difficult to predict. Moreover, external factors arising internationally, such as persistently low growth or historically low yields, could trigger capital flows into the U.S. which would overwhelm efforts by the Federal Reserve to gradually raise rates, possibly leading to market dislocations and abrupt shifts in rates. Exogenous factors, like continued weakening in major economies internationally or significant geopolitical events or conflicts, could adversely impact the rate of growth in the U.S. and possibly inject volatility into the U.S. equity and debt markets.

Debt underwriting activity increased in the first quarter of 2015 as a low interest rate environment provided favorable market conditions for refinancing opportunities. The level of municipal debt underwriting activity for 2015 is expected to be higher than 2014, however, debt refinancing activity will be contingent on the interest rate environment. The strength of our broader product offerings and investments in our public finance business over the past few years will benefit us during periods of challenging market conditions. A gradual increase in interest rates in 2015 generally should be accommodative to our fixed income institutional brokerage business. We intend to maintain a conservative bias in managing our inventories and hedging strategies to mitigate market volatility and our exposure to interest rates. We have witnessed a reduction of liquidity in various fixed income markets as natural liquidity providers reduce their support across various markets in response to ongoing capital requirements imposed on their businesses. This reduction of market liquidity may exacerbate any market dislocations, which may represent an opportunity for us.

As to our businesses tied to the equity markets, we expect market conditions generally to be accommodative if the U.S. economy continues to strengthen in 2015. We believe that the equity markets will continue to appreciate in 2015, but at more modest levels than recent years and may include a period of market correction. While periods of heightened volatility during this time would benefit our equity sales and trading business, a period of sustained market correction may be disruptive to our capital raising.

An improving U.S. economy also is likely to be accommodative for our asset management business. Asset management revenues will continue to be dependent upon valuations and our investment performance, which can impact the amount of client inflows and outflows of assets under management.

Results of Operations

To provide comparative information of our operating results for the periods presented, a discussion of adjusted segment results follows the discussion of our total consolidated U.S. GAAP results. Our adjusted segment results exclude certain revenue and expenses required under U.S. GAAP. See the sections titled "Explanation of Non-GAAP Financial Measures" and "Segment Performance" in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion and reconciliations.

Financial Summary for the three months ended March 31, 2015 and March 31, 2014

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	March 31,			March 31,
			2015
(Dollars in thousands)	2015	2014	v2014	2015	2014
Revenues:
Investment banking	$87,077	$88,474	(1.6)%	53.8%	52.6%
Institutional brokerage	36,036	44,034	(18.2)	22.3	26.2
Asset management	20,522	20,959	(2.1)	12.7	12.5
Interest	12,205	13,659	(10.6)	7.5	8.1
Investment income	12,591	6,768	86.0	7.8	4.0
Total revenues	168,431	173,894	(3.1)	104.1	103.4

Interest expense	6,560	5,761	13.9	4.1	3.4

Net revenues	161,871	168,133	(3.7)	100.0	100.0

Non-interest expenses:
Compensation and benefits	95,857	100,489	(4.6)	59.2	59.8
Occupancy and equipment	6,783	6,778	0.1	4.2	4.0
Communications	6,328	5,955	6.3	3.9	3.5
Trade execution and clearance	1,997	1,834	8.9	1.2	1.1
Marketing and business development	6,982	6,251	11.7	4.3	3.7
Outside services	8,184	8,768	(6.7)	5.1	5.2
Intangible asset amortization expense	1,773	2,318	(23.5)	1.1	1.4
Other operating expenses	2,675	3,027	(11.6)	1.7	1.8
Total non-interest expenses	130,579	135,420	(3.6)	80.7	80.5

Income from before income tax expense	31,292	32,713	(4.3)	19.3	19.5

Income tax expense	9,490	9,827	(3.4)	5.9	5.8

Net income	21,802	22,886	(4.7)	13.5	13.6

Net income applicable to noncontrolling interests	4,830	5,138	(6.0)	3.0	3.1

Net income applicable to Piper Jaffray Companies	$16,972	$17,748	(4.4)%	10.5%	10.6%

For the three months ended March 31, 2015, we recorded net income applicable to Piper Jaffray Companies of $17.0 million. Net revenues for the three months ended March 31, 2015 were $161.9 million, a 3.7 percent decrease compared to $168.1 million in the year-ago period. In the first quarter of 2015, investment banking revenues were $87.1 million, compared with $88.5 million in the prior-year period as higher debt financing revenues were offset by a decline in advisory services revenues. For the three months ended March 31, 2015, institutional brokerage revenues decreased to $36.0 million, compared with $44.0 million in the first quarter of 2014, due to lower equity and fixed income institutional brokerage revenues. In the first quarter of 2015, asset management fees of $20.5 million were down slightly compared with $21.0 million in the first quarter of 2014. For the three months ended March 31, 2015, net interest income decreased 28.5 percent to $5.6 million, compared with $7.9 million in the prior-year period. The decrease primarily resulted from lower income earned on merchant banking-related investments and higher interest expense due to increased hedging activity to manage our market exposure. For the three months ended March 31, 2015, investment income was $12.6 million, compared with $6.8 million in the prior-year period as we experienced higher investment gains on our firm investments. Non-interest expenses were $130.6 million for the three months ended March 31, 2015, a decrease of 3.6 percent compared to $135.4 million in the prior year, resulting from lower variable compensation expenses consistent with the decline in revenues.

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

For the three months ended March 31, 2015, compensation and benefits expenses decreased 4.6 percent to $95.9 million from $100.5 million in the corresponding period of 2014 due to lower variable compensation expense, consistent with the decline in revenues. Compensation and benefits expenses as a percentage of net revenues was 59.2 percent in the first quarter of 2015, compared with 59.8 percent in the first quarter of 2014. The reduced compensation ratio was attributable to a change in our revenue mix.

Occupancy and Equipment – For the three months ended March 31, 2015, occupancy and equipment expenses were $6.8 million, flat compared with the corresponding period of 2014.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the three months ended March 31, 2015, communication expenses increased 6.3 percent to $6.3 million, compared with $6.0 million for the three months ended March 31, 2014, due to higher market data services.

Trade Execution and Clearance – For the three months ended March 31, 2015, trade execution and clearance expenses were $2.0 million, compared with $1.8 million in the corresponding period of 2014.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. For the three months ended March 31, 2015, marketing and business development expenses increased 11.7 percent to $7.0 million, compared with $6.3 million for the three months ended March 31, 2014, due to higher third party marketing fees associated with our asset management business, as well as higher travel expenses.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses decreased 6.7 percent to $8.2 million in the first quarter of 2015, compared with $8.8 million in the corresponding period of 2014. Excluding the portion of expenses from non-controlled equity interests in our consolidated alternative asset management funds, outside services expenses decreased 4.5 percent due primarily to lower professional fees.

Intangible Asset Amortization Expense – Intangible asset amortization expense includes the amortization of definite-lived intangible assets consisting of customer relationships and non-competition agreements. For the three months ended March 31, 2015, intangible asset amortization expense was $1.8 million, compared with $2.3 million in the three months ended March 31, 2014.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses were $2.7 million in the first quarter of 2015, compared with $3.0 million in the first quarter of 2014. The reduction in other operating expenses was due to a trade error that occurred in the first quarter of 2014 and foreign currency gains recorded in the first quarter of 2015 related to our U.S. dollar denominated foreign cash accounts.

Income Taxes – For the three months ended March 31, 2015, our provision for income taxes was $9.5 million equating to an effective tax rate, excluding noncontrolling interests, of 35.9 percent, compared with $9.8 million in the prior-year period equating to an effective tax rate, excluding noncontrolling interests, of 35.6 percent.

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

Adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin exclude (1) revenues and expenses related to noncontrolling interests, (2) amortization of intangible assets related to acquisitions and (3) compensation from acquisition-related agreements. For U.S. GAAP purposes, these items are included in each of their respective line items on the consolidated statements of operations.

Capital Markets

The following table sets forth the Capital Markets adjusted segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Three Months Ended March 31,
	2015				2014
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Financing
Equities	$36,489	$—	$—	$36,489	$35,301	$—	$—	$35,301
Debt	21,738	—	—	21,738	13,539	—	—	13,539
Advisory services	29,266	—	—	29,266	39,728	—	—	39,728
Total investment banking	87,493	—	—	87,493	88,568	—	—	88,568

Institutional sales and trading
Equities	18,905	—	—	18,905	24,260	—	—	24,260
Fixed income	21,217	—	—	21,217	25,238	—	—	25,238
Total institutional sales and trading	40,122	—	—	40,122	49,498	—	—	49,498

Management and performance fees	1,407	—	—	1,407	1,737	—	—	1,737

Investment income	8,573	6,132	—	14,705	3,742	6,636	—	10,378

Long-term financing expenses	(1,560)	—	—	(1,560)	(1,740)	—	—	(1,740)

Net revenues	136,035	6,132	—	142,167	141,805	6,636	—	148,441

Operating expenses	113,601	1,302	1,300	116,203	117,721	1,498	1,711	120,930

Segment pre-tax operating income	$22,434	$4,830	$(1,300)	$25,964	$24,084	$5,138	$(1,711)	$27,511

Segment pre-tax operating margin	16.5%			18.3%	17.0%			18.5%

(1)
The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP segment pre-tax operating income and segment pre-tax operating margin to the adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin:

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
Other adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Compensation from acquisition-related agreements	$1,037	$968
Amortization of intangible assets related to acquisitions	263	743
	$1,300	$1,711

Capital Markets adjusted net revenues decreased 4.1 percent to $136.0 million for the three months ended March 31, 2015, compared with $141.8 million in the prior-year period.

Investment banking revenues comprise all of the revenues generated through financing and advisory services activities. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.

In the first quarter of 2015, investment banking revenues decreased slightly to $87.5 million, compared with $88.6 million in the corresponding period of the prior year. For the three months ended March 31, 2015, equity financing revenues were $36.5 million, an increase of 3.4 percent compared with $35.3 million in the prior-year period, due to more completed transactions as market conditions were accommodative for capital raising in our focus sectors. During the first quarter of 2015, we completed 35 equity financings, raising $6.5 billion for our clients, compared with 31 equity financings, raising $5.3 billion for our clients in the comparable year-ago period. Debt financing revenues for the three months ended March 31, 2015 were $21.7 million, up 60.6 percent compared with $13.5 million in the year-ago period, driven by higher public finance revenues from more completed transactions, as the generally low interest rate environment created favorable market conditions for increased refinancing activity. During the first quarter of 2015, we completed 99 negotiated public finance issues with a total par value of $2.9 billion, compared with 57 negotiated public finance issues with a total par value of $1.6 billion during the prior-year period. For the three months ended March 31, 2015, advisory services revenues decreased 26.3 percent to $29.3 million, compared with $39.7 million in the first quarter of 2014, due to lower U.S. equity advisory services revenues from fewer completed transactions and lower revenue per transaction. We completed 15 transactions with an aggregate enterprise value of $1.6 billion in the first quarter of 2015, compared with 17 transactions with an aggregate enterprise value of $2.8 billion in the first quarter of 2014.

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

For the three months ended March 31, 2015, institutional brokerage revenues were $40.1 million, compared with $49.5 million in the prior-year period. Equity institutional brokerage revenues decreased 22.1 percent to $18.9 million in the first quarter of 2015, compared with $24.3 million in the corresponding period of 2014, due to the absence of block trades during the current quarter and lower client trading volumes as the strongest market activity during the quarter was concentrated in large cap stocks and outside our focus sectors. For the three months ended March 31, 2015, fixed income institutional brokerage revenues decreased 15.9 percent to $21.2 million, compared with $25.2 million in the prior-year period, due to lower strategic trading gains resulting from challenging trading conditions. Market conditions experienced periods of market volatility as municipal bond new issuance supply exceeded demand at times during the quarter.

Management and performance fees include the fees generated from our municipal bond and merchant banking funds. For the three months ended March 31, 2015, management and performance fees were $1.4 million, compared with $1.7 million in the prior-year period.

Adjusted investment income includes realized and unrealized gains and losses on our investments in the merchant banking fund and the municipal bond fund that we manage for third party investors, and other firm investments. For the three months ended March 31, 2015, adjusted investment income was $8.6 million, compared to $3.7 million in the corresponding period of 2014. In the first quarter of 2015, we recorded higher gains on these investments.

Long-term financing expenses primarily represent interest paid on our variable rate senior notes. For the three months ended March 31, 2015, long-term financing expenses decreased slightly to $1.6 million, compared with $1.7 million in the prior-year period.

Capital Markets adjusted segment pre-tax operating margin for the three months ended March 31, 2015 decreased to 16.5 percent, compared with 17.0 percent for the corresponding period of 2014.

Asset Management

The following table sets forth the Asset Management segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Three Months Ended March 31,
	2015				2014
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
Value equity	$10,859	$—	$—	$10,859	$12,884	$—	$—	$12,884
MLP	8,248	—	—	8,248	6,252	—	—	6,252
Total management fees	19,107	—	—	19,107	19,136	—	—	19,136

Performance fees
Value equity	8	—	—	8	86	—	—	86
MLP	—	—	—	—	—	—	—	—
Total performance fees	8	—	—	8	86	—	—	86

Total management and performance fees	19,115	—	—	19,115	19,222	—	—	19,222

Investment income	589	—	—	589	470	—	—	470

Total net revenues	19,704	—	—	19,704	19,692	—	—	19,692

Operating expenses	12,652	—	1,724	14,376	12,594	—	1,896	14,490

Segment pre-tax operating income	$7,052	$—	$(1,724)	$5,328	$7,098	$—	$(1,896)	$5,202

Segment pre-tax operating margin	35.8%			27.0%	36.0%			26.4%

(1)	Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Compensation from acquisition-related agreements	$214	$321
Amortization of intangible assets related to acquisitions	1,510	1,575
	$1,724	$1,896

Management and performance fee revenues comprise the revenues generated through management and investment advisory services performed for separately managed accounts, registered funds and partnerships. Investment performance and client asset inflows and outflows have a direct effect on management and performance fee revenues. Management fees are generally based on the level of assets under management ("AUM") measured monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations or net client asset flows, will result in a corresponding increase or decrease in management fees. Fees vary with the type of assets managed and the vehicle in which they are managed. Performance fees are earned when the investment return on AUM exceeds certain benchmark targets or other performance targets over a specified measurement period. The level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in total AUM. The majority of performance fees, if earned, are generally recorded in the fourth quarter of the applicable year or upon withdrawal of client assets. At March 31, 2015, approximately three percent of our AUM was eligible to earn performance fees.

For the three months ended March 31, 2015, management fees were $19.1 million, consistent with the prior-year period. In the first quarter of 2015, management fees related to our value equity strategies were $10.9 million, down 15.7 percent compared to $12.9 million in the corresponding period of 2014. The decrease was due to lower AUM from net client outflows and a lower average effective revenue yield. The average effective revenue yield for our value equity strategies was 77 basis points for the first quarter of 2015, compared with 80 basis points for the prior-year period. Management fees from our MLP strategies increased 31.9 percent in the first quarter of 2015 to $8.2 million, compared with $6.3 million in the first quarter of 2014, due to a higher effective revenue yield and increased average AUM driven by net client inflows. The average effective revenue yield for our MLP strategies was 58 basis points for the three months ended March 31, 2015, compared to 49 basis points for the corresponding period in the prior year. The increase in the average effective revenue yield was due to more assets from individual investors in open-ended funds, which earn higher fees.

Investment income includes gains and losses from our investments in registered funds and private funds or partnerships that we manage. For the three months ended March 31, 2015, investment income was $0.6 million compared with $0.5 million for the prior-year period.

Adjusted segment pre-tax operating margin for the three months ended March 31, 2015 was 35.8 percent, consistent with 36.0 percent for the three months ended March 31, 2014.

The following table summarizes the changes in our AUM for the periods presented:

			Twelve
	Three Months Ended		Months Ended
	March 31,		March 31,
(Dollars in millions)	2015	2014	2015
Value Equity
Beginning of period	$5,758	$6,683	$6,431
Net outflows	(311)	(301)	(989)
Net market appreciation	189	49	194
End of period	$5,636	$6,431	$5,636

MLP
Beginning of period	$5,711	$4,549	$5,068
Net inflows	182	335	566
Net market appreciation/(depreciation)	(116)	184	143
End of period	$5,777	$5,068	$5,777

Total
Beginning of period	$11,469	$11,232	$11,499
Net inflows/(outflows)	(129)	34	(423)
Net market appreciation	73	233	337
End of period	$11,413	$11,499	$11,413

Total AUM was $11.4 billion at March 31, 2015. Value equity AUM declined to $5.6 billion at March 31, 2015, compared with $5.8 billion at December 31, 2014 as net client outflows of $0.3 billion during the quarter were partially offset by net market appreciation of $0.2 billion. MLP AUM was $5.8 billion at March 31, 2015, compared with $5.7 billion at December 31, 2014.

Recent Accounting Pronouncements

Recent accounting pronouncements are set forth in Note 3 to our unaudited consolidated financial statements, and are incorporated herein by reference.

Critical Accounting Policies

Our accounting and reporting policies comply with GAAP and conform to practices within the securities industry. The preparation of financial statements in compliance with GAAP and industry practices requires us to make estimates and assumptions that could materially affect amounts reported in our consolidated financial statements. Critical accounting policies are those policies that we believe to be the most important to the portrayal of our financial condition and results of operations and that require us to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by us to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical, including whether the estimates are significant to the consolidated financial statements taken as a whole, the nature of the estimates, the ability to readily validate the estimates with other information (e.g., third party or independent sources), the sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be used under GAAP.

We believe that of our significant accounting policies, the following are our critical accounting policies:

•	Valuation of Financial Instruments

•	Goodwill and Intangible Assets

•	Compensation Plans

•	Income Taxes

See the "Critical Accounting Policies" section and Note 2, "Summary of Significant Accounting Policies" to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for further information.

Liquidity, Funding and Capital Resources

Liquidity is of critical importance to us given the nature of our business. Insufficient liquidity resulting from adverse circumstances contributes to, and may be the cause of, financial institution failure. Accordingly, we regularly monitor our liquidity position and maintain a liquidity strategy designed to enable our business to continue to operate even under adverse circumstances, although there can be no assurance that our strategy will be successful under all circumstances.

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

Effective October 1, 2014, our board of directors authorized the repurchase of up to $100 million in common shares through September 30, 2016. During the three months ended March 31, 2015, the Company repurchased 604,994 shares of the Company's common stock at an average price of $54.08 per share for an aggregate purchase price of $32.7 million related to this authorization. The Company has $67.3 million remaining under this authorization. We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the first quarter of 2015, we purchased 178,928 shares or $9.9 million of our common shares for this purpose.

Leverage

The following table presents total assets, adjusted assets, total shareholders’ equity and tangible shareholders’ equity with the resulting leverage ratios as of:

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Total assets	$2,917,029	$2,623,917
Deduct: Goodwill and intangible assets	(240,763)	(242,536)
Deduct: Assets from noncontrolling interests	(371,965)	(308,910)
Adjusted assets	$2,304,301	$2,072,471

Total shareholders' equity	$987,134	$969,460
Deduct: Goodwill and intangible assets	(240,763)	(242,536)
Deduct: Noncontrolling interests	(156,183)	(149,548)
Tangible common shareholders' equity	$590,188	$577,376

Leverage ratio (1)	3.0	2.7

Adjusted leverage ratio (2)	3.9	3.6

(1)	Leverage ratio equals total assets divided by total shareholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders’ equity.

Adjusted assets and tangible common shareholders’ equity are non-GAAP financial measures. A non-GAAP financial measure is a numeric measure of financial performance that includes adjustments to the most directly comparable measure calculated and presented in accordance with GAAP, or for which there is no specific GAAP measure. Goodwill and intangible assets are subtracted from total assets and total shareholders’ equity in determining adjusted assets and tangible common shareholders’ equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets which can be deployed in a liquid manner. Amounts attributed to noncontrolling interests are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as they represent assets and equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies.

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

Short-term financing

Our day-to-day funding and liquidity is obtained primarily through the use of commercial paper issuance, repurchase agreements, prime broker agreements, and bank lines of credit, and is typically collateralized by our securities inventory. These funding sources are critical to our ability to finance and hold inventory, which is a necessary part of our institutional brokerage and municipal bond funds businesses. The majority of our inventory is liquid and is therefore funded by overnight or short-term facilities. Certain of these short-term facilities (i.e., committed line and commercial paper) have been established to mitigate changes in the liquidity of our inventory based on changing market conditions. In the case of our committed line, it is available to us regardless of changes in market liquidity conditions through the end of its term, although there may be limitations on the type of securities available to pledge. Our commercial paper program helps mitigate changes in market liquidity conditions given it is not an overnight facility, but provides funding with a term of 27 to 270 days. Our funding sources are also dependent on the types of inventory that our counterparties are willing to accept as collateral and the number of counterparties available. We also have established an arrangement to obtain financing by another broker dealer related specifically to our convertible inventory. Funding is generally obtained at rates based upon the federal funds rate and/or the London Interbank Offer Rate.

Commercial Paper Program – Our U.S. broker dealer subsidiary, Piper Jaffray & Co., issues secured commercial paper to fund a portion of its securities inventory. This commercial paper is issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and is secured by different inventory classes, which is reflected in the interest rate paid on the respective program. The programs can issue with maturities of 27 to 270 days. CP Series III A includes a covenant that requires Piper Jaffray & Co. to maintain excess net capital of $120 million. The following table provides information about our commercial paper programs at March 31, 2015:

(Dollars in millions)	CP Series A	CP Series II A	CP Series III A
Maximum amount that may be issued	$300.0	$150.0	$125.0
Amount outstanding	153.4	—	92.6

Weighted average maturity, in days	85	0	12
Weighted average maturity at issuance, in days	152	0	31

Prime Broker Arrangement – We have established an arrangement to obtain overnight financing by a single prime broker related to our alternative asset management funds in municipal securities. Financing under this arrangement is secured by certain securities, primarily municipal securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our prime broker financing activities are recorded net of receivables from trading activity. This funding is at the discretion of the prime broker and could be denied subject to a notice period. At March 31, 2015, we had $220.5 million of financing outstanding under this prime broker arrangement.

Committed Lines – Our committed line is a one-year $250 million revolving secured credit facility. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co. to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 18, 2015. This credit facility has been in place since 2008 and we renewed the facility for another one-year term in the fourth quarter of 2014. At March 31, 2015, we had $21.0 million in advances against this line of credit.

Uncommitted Lines – We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $185 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have an uncommitted unsecured facility with one of these banks. All of these uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. More specifically, these lines are subject to approval by the respective bank each time an advance is requested and advances may be denied, which may be particularly true during times of market stress or market perceptions of our exposures. We manage our relationships with the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business. At March 31, 2015, we had $30.0 million in advances against these lines of credit.

The following tables present the average balances outstanding for our various short-term funding sources by quarter for 2015 and 2014, respectively.

	Average Balance for the Three Months Ended
(Dollars in millions)	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014
Funding source:
Repurchase agreements	$66.4	$54.2	$10.5	$49.8	$38.3
Commercial paper	245.1	244.0	262.5	276.2	280.5
Prime broker arrangement	167.1	46.4	64.8	159.9	216.1
Short-term bank loans	28.4	19.9	6.4	18.9	28.9
Total	$507.0	$364.5	$344.2	$504.8	$563.8

The average funding in the first quarter of 2015 increased to $507.0 million, compared with $364.5 million during the fourth quarter of 2014, due to annual discretionary incentive compensation payouts as well as an increase in average inventories. The reduction in average funding compared to the first quarter of 2014 was due to the use of excess cash to reduce our borrowings related to the prime broker arrangement.

The following tables present the maximum daily funding amount by quarter for 2015 and 2014, respectively.

	For the Three Months Ended
(Dollars in millions)	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014
Maximum amount of daily funding	$949.8	$644.1	$543.0	$766.7	$897.2

Variable rate senior notes

On November 30, 2012, we entered into a note purchase agreement under which we issued unsecured variable rate senior notes ("Notes") in the amount of $125 million. The initial holders of the Notes are certain entities advised by Pacific Investment Management Company LLC ("PIMCO"). The Notes consist of two classes, Class A Notes and Class B Notes, with principal amounts of $50 million and $75 million, respectively.

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

The Amended Note Purchase Agreement includes covenants that, among other things, require us to maintain a minimum consolidated tangible net worth and minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. With respect to the net capital covenant, our U.S. broker dealer subsidiary is required to maintain minimum net capital of $120 million. At March 31, 2015, we were in compliance with all covenants.

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Capital Requirements

As a registered broker dealer and member firm of FINRA, our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. We also are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. At March 31, 2015, our net capital under the SEC’s uniform net capital rule was $148.9 million, and exceeded the minimum net capital required under the SEC rule by $147.9 million.

Although we operate with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our Capital Markets revenue producing activities.

At March 31, 2015, Piper Jaffray Ltd., our broker dealer subsidiary registered in the United Kingdom, was subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at March 31, 2015						Total Contractual Amount
	Remainder			2018	2020		March 31,	December 31,
(Dollars in thousands)	of 2015	2016	2017	- 2019	- 2021	Later	2015	2014
Customer matched-book derivative contracts (1) (2)	$65,020	$63,775	$40,950	$81,450	$59,116	$4,527,832	$4,838,143	$4,860,302
Trading securities derivative contracts (2)	382,000	—	—	—	—	29,750	411,750	297,250
Credit default swap index contracts (2)	—	—	—	170,000	50,000	27,721	247,721	267,796
Equity derivative contracts (2)	48,910	672	3	—	—	—	49,585	19,380
Investment commitments (3)	—	—	—	—	—	—	42,219	37,264

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with two major financial institutions, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $189.0 million at March 31, 2015) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At March 31, 2015, we had $27.6 million of credit exposure with these counterparties, including $18.4 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At March 31, 2015 and December 31, 2014, the net fair value of these derivative contracts approximated $38.2 million and $37.0 million, respectively.

(3)
The investment commitments have no specified call dates; however, the investment period for these funds is through 2018. The timing of capital calls is based on market conditions and investment opportunities.

Derivatives

Derivatives’ notional or contract amounts are not reflected as assets or liabilities on our consolidated statements of financial condition. Rather, the fair value of the derivative transactions are reported on the consolidated statements of financial condition as assets or liabilities in financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased, as applicable. For a complete discussion of our activities related to derivative products, see Note 4, "Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased," in the notes to our unaudited consolidated financial statements.

Loan Commitments

We may commit to bridge loan financing for our clients or make commitments to underwrite corporate debt. We had no loan commitments outstanding at March 31, 2015.

Investment Commitments

Our private equity and principal investments, including those made as part of our merchant banking activities, are made through investments in limited partnerships or limited liability companies that provide financing or make investments in private equity funds. We commit capital or act as the managing partner of these entities.

We have committed capital to certain entities and these commitments generally have no specified call dates. We had $42.2 million of commitments outstanding at March 31, 2015, of which $31.3 million related to a commitment to an affiliated merchant banking fund and $10.3 million related to a commitment to an affiliated fund which provides financing for certain senior living facilities.

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

We use internal committees to assist in governing risk and ensure that our business activities are properly assessed, monitored and managed. Our financial risk committee oversees risk management practices, including defining acceptable risk tolerances and approving risk management policies. Membership is comprised of our Chief Executive Officer, Chief Financial Officer, General Counsel, Treasurer, Head of Market and Credit Risk, Head of Public Finance, Head of Fixed Income Services and Firm Investments and Trading, and Head of Equities. We also have committees which manage risks related to our asset management funds and principal investments. Membership is comprised of various levels of senior management. Other committees that help evaluate and monitor risk include underwriting, leadership team and operating committees. These committees help manage risk by ensuring that business activities are properly managed and within a defined scope of activity. Our valuation committee, comprised of members of senior management and risk management, provide oversight and overall responsibility for the internal control processes and procedures related to fair value measurements. Additionally, our operational risk committees address and monitor risk related to information systems and security, regulatory and legal matters, and third parties such as vendors and service providers.

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

Our different types of market risk include:

Interest Rate Risk — Interest rate risk represents the potential volatility from changes in market interest rates. We are exposed to interest rate risk arising from changes in the level and volatility of interest rates, changes in the shape of the yield curve, changes in credit spreads, and the rate of prepayments on our interest-earning assets (including client margin balances, investments, inventories, and resale agreements) and our funding sources (including client cash balances, short-term financing, variable rate senior notes and repurchase agreements), which finance these assets. Interest rate risk is managed by selling short U.S. government securities, agency securities, corporate debt securities and derivative contracts. See Note 4 of our accompanying unaudited consolidated financial statements for additional information on our derivative contracts. Our interest rate hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate risk.

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

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Interest Rate Risk	$568	$740
Equity Price Risk	586	235
Diversification Effect (1)	(197)	(129)
Total Value-at-Risk	$957	$846

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the three months ended March 31, 2015 and the year ended December 31, 2014, respectively.

(Dollars in thousands)	High	Low	Average
For the Three Months Ended March 31, 2015
Interest Rate Risk	$712	$453	$556
Equity Price Risk	618	167	383
Diversification Effect (1)			(151)
Total Value-at-Risk	$1,042	$564	$788

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2014
Interest Rate Risk	$1,344	$291	$797
Equity Price Risk	920	17	265
Diversification Effect (1)			(232)
Total Value-at-Risk	$1,332	$302	$830

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses exceeded our one-day VaR on three occasions during the first quarter of 2015.

The aggregate VaR as of March 31, 2015 was marginally higher than the reported VaR on December 31, 2014. The increase in VaR is due to slightly higher volatility during the measurement period.

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

We have concentrated counterparty credit exposure with five non-publicly rated entities totaling $27.6 million at March 31, 2015. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represents 66.9 percent, or $18.4 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

Operational Risk

Operational risk is the risk of loss, or damage to our reputation, resulting from inadequate or failed processes, people and systems or from external events. We rely on the ability of our employees and our systems, both internal and at computer centers operated by third parties, to process a large number of transactions. Our systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control. In the event of a breakdown or improper operation of our systems or improper action by our employees or third party vendors, we could suffer financial loss, a disruption of our businesses, regulatory sanctions and damage to our reputation. We also face the risk of operational failure or termination of any of the exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to effect transactions and manage our exposure to risk.

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

During the first quarter of our fiscal year ending December 31, 2015, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The discussion of our business and operations should be read together with the legal proceedings contained in Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 1A.    RISK FACTORS.

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2015.

				Total Number of Shares	Approximate Dollar
				Purchased as Part of	Value of Shares Yet to be
	Total Number of		Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased		Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(January 1, 2015 to January 31, 2015)	—		$—	—	$100	million
Month #2
(February 1, 2015 to February 28, 2015)	290,568	(2)	$54.96	120,917	$93	million
Month #3
(March 1, 2015 to March 31, 2015)	493,354	(3)	$53.91	484,077	$67	million
Total	783,922		$54.30	604,994	$67	million

(1)	Effective October 1, 2014, our board of directors authorized the repurchase of up to $100.0 million of common stock through September 30, 2016.

(2)
Consists of 120,917 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $54.82 per share, and 169,651 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $55.06.

(3)
Consists of 484,077 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $53.90 per share, and 9,277 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $54.54.

ITEM 6.    EXHIBITS.

Exhibit		Method
Number	Description	of Filing

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Filed herewith
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of March 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (v) the notes to the Consolidated Financial Statements.
Filed herewith
_______________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 1, 2015.

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
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of March 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (v) the notes to the Consolidated Financial Statements.
Filed herewith
_______________________