Form 10-Q
period 2015-06-30
PIPER JAFFRAY COMPANIES
filed 2015-08-05
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Yes  ☐ No  ☑

As of July 27, 2015, the registrant had 15,102,958 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Piper Jaffray Companies
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2015	2014
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$14,097	$15,867
Cash and cash equivalents segregated for regulatory purposes	32,027	25,011
Receivables:
Customers	39,655	9,658
Brokers, dealers and clearing organizations	166,611	161,009
Securities purchased under agreements to resell	183,142	308,165

Financial instruments and other inventory positions owned	412,309	507,794
Financial instruments and other inventory positions owned and pledged as collateral	1,023,469	1,108,567
Total financial instruments and other inventory positions owned	1,435,778	1,616,361

Fixed assets (net of accumulated depreciation and amortization of $49,573 and $47,327, respectively)	19,285	18,171
Goodwill	211,878	211,878
Intangible assets (net of accumulated amortization of $44,687 and $41,141, respectively)	27,112	30,658
Investments	166,040	126,840
Other assets	114,771	100,299
Total assets	$2,410,396	$2,623,917

Liabilities and Shareholders’ Equity
Short-term financing	$500,413	$377,767
Variable rate senior notes	125,000	125,000
Payables:
Customers	31,388	13,328
Brokers, dealers and clearing organizations	95,584	25,564
Securities sold under agreements to repurchase	68,136	102,646
Financial instruments and other inventory positions sold, but not yet purchased	460,046	738,124
Accrued compensation	135,318	228,877
Other liabilities and accrued expenses	40,851	43,151
Total liabilities	1,456,736	1,654,457

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at June 30, 2015 and December 31, 2014;
Shares issued: 19,510,858 at June 30, 2015 and 19,523,371 at December 31, 2014;
Shares outstanding: 13,904,124 at June 30, 2015 and 15,265,420 at December 31, 2014	195	195
Additional paid-in capital	751,692	735,415
Retained earnings	261,036	227,065
Less common stock held in treasury, at cost: 5,606,734 shares at June 30, 2015 and 4,257,951 shares at December 31, 2014	(223,691)	(143,140)
Accumulated other comprehensive income	403	377
Total common shareholders’ equity	789,635	819,912

Noncontrolling interests	164,025	149,548
Total shareholders’ equity	953,660	969,460

Total liabilities and shareholders’ equity	$2,410,396	$2,623,917
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2015	2014	2015	2014
Revenues:
Investment banking	$106,069	$103,813	$193,146	$192,287
Institutional brokerage	36,661	34,528	72,697	78,562
Asset management	19,257	22,266	39,779	43,225
Interest	11,422	12,448	23,627	26,107
Investment income/(loss)	(3,299)	2,921	9,292	9,689

Total revenues	170,110	175,976	338,541	349,870

Interest expense	6,044	5,945	12,604	11,706

Net revenues	164,066	170,031	325,937	338,164

Non-interest expenses:
Compensation and benefits	103,554	103,076	199,411	203,565
Outside services	8,885	9,914	17,069	18,682
Occupancy and equipment	6,983	7,061	13,766	13,839
Communications	5,088	5,432	11,416	11,387
Marketing and business development	7,239	6,709	14,221	12,960
Trade execution and clearance	1,977	1,788	3,974	3,622
Intangible asset amortization expense	1,773	2,318	3,546	4,636
Other operating expenses	2,708	3,316	5,383	6,343

Total non-interest expenses	138,207	139,614	268,786	275,034

Income before income tax expense	25,859	30,417	57,151	63,130

Income tax expense	9,542	10,049	19,032	19,876

Net income	16,317	20,368	38,119	43,254

Net income/(loss) applicable to noncontrolling interests	(682)	2,155	4,148	7,293

Net income applicable to Piper Jaffray Companies	$16,999	$18,213	$33,971	$35,961

Net income applicable to Piper Jaffray Companies’ common shareholders	$15,699	$16,717	$31,513	$32,806

Earnings per common share
Basic	$1.08	$1.12	$2.12	$2.22
Diluted	$1.08	$1.11	$2.11	$2.21

Weighted average number of common shares outstanding
Basic	14,487	14,958	14,888	14,786
Diluted	14,513	15,013	14,920	14,836

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2015	2014	2015	2014
Net income	$16,317	$20,368	$38,119	$43,254

Other comprehensive income, net of tax:
Foreign currency translation adjustment	501	205	26	256

Comprehensive income	16,818	20,573	38,145	43,510

Comprehensive income/(loss) applicable to noncontrolling interests	(682)	2,155	4,148	7,293

Comprehensive income applicable to Piper Jaffray Companies	$17,500	$18,418	$33,997	$36,217

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2015	2014

Operating Activities:
Net income	$38,119	$43,254
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	2,440	2,748
Deferred income taxes	5,041	3,698
Stock-based and deferred compensation	22,733	13,889
Amortization of intangible assets	3,546	4,636
Amortization of forgivable loans	2,663	2,614
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	(7,016)	(1,008)
Receivables:
Customers	(29,997)	(53,203)
Brokers, dealers and clearing organizations	(5,602)	(31,377)
Securities purchased under agreements to resell	125,023	11,552
Net financial instruments and other inventory positions owned	(97,495)	(99,590)
Investments	(39,200)	(4,346)
Other assets	(23,546)	(3,605)
Increase/(decrease) in operating liabilities:
Payables:
Customers	18,060	12,390
Brokers, dealers and clearing organizations	70,020	212,816
Accrued compensation	(82,669)	(14,722)
Other liabilities and accrued expenses	(2,315)	(1,085)

Net cash provided by/(used in) operating activities	(195)	98,661

Investing Activities:
Repayment of note receivable	1,500	—
Purchases of fixed assets, net	(3,544)	(2,250)

Net cash used in investing activities	(2,044)	(2,250)

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Cash Flows – Continued
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2015	2014

Financing Activities:
Increase/(decrease) in short-term financing	$122,646	$(152,310)
Issuance of variable rate senior notes	—	50,000
Repayment of variable rate senior notes	—	(50,000)
Increase/(decrease) in securities sold under agreements to repurchase	(34,510)	7,418
Increase/(decrease) in noncontrolling interests	10,329	(12,780)
Repurchase of common stock	(105,335)	(8,806)
Excess tax benefit from stock-based compensation	5,723	262
Proceeds from stock option exercises	1,722	1,322

Net cash provided by/(used in) financing activities	575	(164,894)

Currency adjustment:
Effect of exchange rate changes on cash	(106)	21

Net decrease in cash and cash equivalents	(1,770)	(68,462)

Cash and cash equivalents at beginning of period	15,867	123,683

Cash and cash equivalents at end of period	$14,097	$55,221

Supplemental disclosure of cash flow information –
Cash paid during the period for:
Interest	$13,907	$11,749
Income taxes	$21,907	$22,573

Non-cash financing activities –
Issuance of common stock for retirement plan obligations:
103,598 shares for the six months ended June 30, 2014	$—	$4,156

Issuance of restricted common stock for annual equity award:
550,650 shares and 402,074 shares for the six months ended June 30, 2015 and 2014, respectively	$30,429	$16,131

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
(Unaudited)

Note 2 Accounting Policies and Pronouncements

Summary of Significant Accounting Policies

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for a full description of the Company's significant accounting policies.

Future Adoption of New Applicable Accounting Standards

Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09") which supersedes current revenue recognition guidance, including most industry-specific guidance. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services, and also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue that is recognized. The guidance, as stated in ASU 2014-09, is effective for annual and interim periods beginning after December 15, 2016. In July 2015, the FASB confirmed a deferral of the effective date by one year, with early adoption on the original effective date permitted. The Company is evaluating the impact of the new guidance on its consolidated financial statements.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 3 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased were as follows:

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$49,776	$50,365
Convertible securities	148,342	156,685
Fixed income securities	71,183	48,651
Municipal securities:
Taxable securities	165,775	312,753
Tax-exempt securities	555,095	559,704
Short-term securities	37,778	68,717
Mortgage-backed securities	129,399	125,065
U.S. government agency securities	223,545	244,046
U.S. government securities	16,542	2,549
Derivative contracts	38,343	47,826
Total financial instruments and other inventory positions owned	1,435,778	1,616,361

Less noncontrolling interests (1)	(242,015)	(267,742)
	$1,193,763	$1,348,619

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$144,063	$154,589
Fixed income securities	30,098	21,460
U.S. government agency securities	18,680	27,735
U.S. government securities	261,359	523,527
Derivative contracts	5,846	10,813
Total financial instruments and other inventory positions sold, but not yet purchased	460,046	738,124

Less noncontrolling interests (2)	(37,088)	(98,669)
	$422,958	$639,455

(1)
Noncontrolling interests attributable to third party ownership in a consolidated municipal bond fund consist of $62.5 million and $123.3 million of taxable municipal securities, $175.3 million and $139.5 million of tax-exempt municipal securities, and $4.2 million and $4.9 million of derivative contracts as of June 30, 2015 and December 31, 2014, respectively.

(2)
Noncontrolling interests attributable to third party ownership in a consolidated municipal bond fund consist of $36.6 million and $97.6 million of U.S. government securities, and $0.5 million and $1.1 million of derivative contracts as of June 30, 2015 and December 31, 2014, respectively.

At June 30, 2015 and December 31, 2014, financial instruments and other inventory positions owned in the amount of $1.0 billion and $1.1 billion, respectively, had been pledged as collateral for short-term financings and repurchase agreements.

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

Trading securities derivatives: The Company enters into interest rate derivative contracts to hedge interest rate and market value risks associated with its fixed income securities. The instruments use interest rates based upon either the Municipal Market Data (“MMD”) index, LIBOR or the SIFMA index. The Company also enters into credit default swap index contracts to hedge credit risk associated with its taxable fixed income securities and option contracts to hedge market value risk associated with its convertible securities.

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

	June 30, 2015			December 31, 2014
(Dollars in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$395,676	$374,169	$4,703,823	$447,987	$425,227	$4,860,302
Trading securities	5,309	601	407,850	140	8,242	297,250
Credit default swap index
Trading securities	5,561	3,588	146,181	5,808	5,188	267,796
Equity option
Trading securities	84	206	15,411	76	189	19,380
	$406,630	$378,564	$5,273,265	$454,011	$438,846	$5,444,728

(1)	The gross fair market value of derivative assets are included within financial instruments and other inventory positions owned on the consolidated statements of financial condition.

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

		Three Months Ended		Six Months Ended
(Dollars in thousands)		June 30,		June 30,
Derivative Category	Operations Category	2015	2014	2015	2014
Interest rate derivative contract	Investment banking	$(479)	$(844)	$(999)	$(1,369)
Interest rate derivative contract	Institutional brokerage	11,877	(4,798)	12,556	(4,266)
Credit default swap index contract	Institutional brokerage	8,038	(1,668)	12,645	(2,922)
Equity option derivative contract	Institutional brokerage	18	(698)	53	419
		$19,454	$(8,008)	$24,255	$(8,138)

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company’s financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company’s derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of June 30, 2015, the Company had $23.1 million of uncollateralized credit exposure with these counterparties (notional contract amount of $188.1 million), including $15.0 million of uncollateralized credit exposure with one counterparty.

Note 4 Fair Value of Financial Instruments

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

Mortgage-backed securities – Mortgage-backed securities are valued using observable trades, when available. Certain mortgage-backed securities are valued using models where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data. These mortgage-backed securities are categorized as Level II. Other mortgage-backed securities, which are principally collateralized by residential mortgages, have experienced low volumes of executed transactions resulting in less observable transaction data. Certain mortgage-backed securities collateralized by residential mortgages are valued using cash flow models that utilize unobservable inputs including credit default rates, prepayment rates, loss severity and valuation yields. As judgment is used to determine the range of these inputs, these mortgage-backed securities are categorized as Level III.

U.S. government agency securities – U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities and are categorized as Level II. Mortgage bonds include bonds secured by mortgages, mortgage pass-through securities, agency collateralized mortgage-obligation (“CMO”) securities and agency interest-only securities. Mortgage pass-through securities, CMO securities and interest-only securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore are generally categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields ranging from 120-450 basis points (“bps”) on spreads over U.S. treasury securities, or models based upon prepayment expectations ranging from 4%-20% conditional prepayment rate (“CPR”). These securities are categorized as Level II.

U.S. government securities – U.S. government securities include highly liquid U.S. treasury securities which are generally valued using quoted market prices and therefore categorized as Level I. The Company does not transact in securities of countries other than the U.S. government.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Derivatives – Derivative contracts include interest rate swaps, interest rate locks, credit default swap index contracts, treasury futures and option contracts. These instruments derive their value from underlying assets, reference rates, indices or a combination of these factors. The Company's equity option derivative contracts are valued based on quoted prices from the exchange for identical assets or liabilities as of the period-end date. To the extent these contracts are actively traded and valuation adjustments are not applied, they are categorized as Level I. The Company’s credit default swap index contracts are valued using market price quotations and are classified as Level II. The majority of the Company’s interest rate derivative contracts, including both interest rate swaps and interest rate locks, are valued using market standard pricing models based on the net present value of estimated future cash flows. The valuation models used do not involve material subjectivity as the methodologies do not entail significant judgment and the pricing inputs are market observable, including contractual terms, yield curves and measures of volatility. These instruments are classified as Level II within the fair value hierarchy. Certain interest rate locks transact in less active markets and were valued using valuation models that included the previously mentioned observable inputs and certain unobservable inputs that required significant judgment, such as the premium over the MMD curve. These instruments are classified as Level III.

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

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking and other investments at inception to reflect economic events in earnings on a timely basis. Merchant banking and other equity investments of $18.9 million and $18.4 million, included within investments on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets at June 30, 2015 and December 31, 2014, respectively. The realized and unrealized gains from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were $0.5 million and $1.0 million for the six months ended June 30, 2015 and 2014, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level III financial instruments as of June 30, 2015:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	Discounted cash flow	Debt service coverage ratio (2)	5 - 60%	19.4%
Short-term securities	Discounted cash flow	Expected recovery rate (% of par) (2)	66 - 94%	91.0%
Mortgage-backed securities:
Collateralized by residential mortgages	Discounted cash flow	Credit default rates (3)	0 - 62%	5.5%
		Prepayment rates (4)	3 - 21%	6.2%
		Loss severity (3)	10 - 100%	67.7%
		Valuation yields (3)	5 - 8%	5.5%
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	2 - 36 bps	8.0 bps
Investments at fair value:
Warrants in public and private companies	Black-Scholes option pricing model	Liquidity discount rates (1)	30 - 40%	38.9%
Warrants in private companies	Black-Scholes option pricing model	Stock volatility factors of comparable companies (2)	29 - 59%	38.6%
Equity securities in private companies	Market approach	Revenue multiple (2)	2 - 6 times	4.7 times
		EBITDA multiple (2)	9 - 12 times	10.0 times

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	5 - 29 bps	15.7 bps
Sensitivity of the fair value to changes in unobservable inputs:

(1)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly lower/(higher) fair value measurement.

(2)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly higher/(lower) fair value measurement.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company’s financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of June 30, 2015:

				Counterparty
				and Cash
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$41,494	$8,282	$—	$—	$49,776
Convertible securities	—	148,342	—	—	148,342
Fixed income securities	—	71,183	—	—	71,183
Municipal securities:
Taxable securities	—	165,775	—	—	165,775
Tax-exempt securities	—	553,909	1,186	—	555,095
Short-term securities	—	37,058	720	—	37,778
Mortgage-backed securities	—	—	129,399	—	129,399
U.S. government agency securities	—	223,545	—	—	223,545
U.S. government securities	16,542	—	—	—	16,542
Derivative contracts	84	401,237	5,309	(368,287)	38,343
Total financial instruments and other inventory positions owned:	58,120	1,609,331	136,614	(368,287)	1,435,778

Cash equivalents	1,240	—	—	—	1,240

Investments at fair value	45,261	—	94,196	—	139,457
Total assets	$104,621	$1,609,331	$230,810	$(368,287)	$1,576,475

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$144,063	$—	$—	$—	$144,063
Fixed income securities	—	30,098	—	—	30,098
U.S. government agency securities	—	18,680	—	—	18,680
U.S. government securities	261,359	—	—	—	261,359
Derivative contracts	206	377,923	435	(372,718)	5,846
Total financial instruments and other inventory positions sold, but not yet purchased:	$405,628	$426,701	$435	$(372,718)	$460,046

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company’s financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2014:

				Counterparty
				and Cash
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$39,191	$11,174	$—	$—	$50,365
Convertible securities	—	156,685	—	—	156,685
Fixed income securities	—	48,651	—	—	48,651
Municipal securities:
Taxable securities	—	312,753	—	—	312,753
Tax-exempt securities	—	558,518	1,186	—	559,704
Short-term securities	—	67,997	720	—	68,717
Mortgage-backed securities	—	316	124,749	—	125,065
U.S. government agency securities	—	244,046	—	—	244,046
U.S. government securities	2,549	—	—	—	2,549
Derivative contracts	76	453,795	140	(406,185)	47,826
Total financial instruments and other inventory positions owned:	41,816	1,853,935	126,795	(406,185)	1,616,361

Cash equivalents	1,562	—	—	—	1,562

Investments at fair value	20,704	—	74,165	—	94,869
Total assets	$64,082	$1,853,935	$200,960	$(406,185)	$1,712,792

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$153,254	$1,335	$—	$—	$154,589
Fixed income securities	—	21,460	—	—	21,460
U.S. government agency securities	—	27,735	—	—	27,735
U.S. government securities	523,527	—	—	—	523,527
Derivative contracts	189	430,835	7,822	(428,033)	10,813
Total financial instruments and other inventory positions sold, but not yet purchased:	$676,970	$481,365	$7,822	$(428,033)	$738,124

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

The Company’s Level III assets were $230.8 million and $201.0 million, or 14.6 percent and 11.7 percent of financial instruments measured at fair value at June 30, 2015 and December 31, 2014, respectively. The value of transfers between levels are recognized at the beginning of the reporting period. There were no significant transfers between Level I, Level II or Level III for the six months ended June 30, 2015.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	March 31,			Transfers	Transfers	gains/	gains/	June 30,	June 30,
(Dollars in thousands)	2015	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2015	2015 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$1,176	$—	$—	$—	$—	$—	$10	$1,186	$10
Short-term securities	720	—	—	—	—	—	—	720	—
Mortgage-backed securities	147,877	99,944	(120,354)	—	—	1,464	468	129,399	468
Derivative contracts	1,222	—	(2,947)	—	—	2,947	4,087	5,309	5,062
Total financial instruments and other inventory positions owned:	150,995	99,944	(123,301)	—	—	4,411	4,565	136,614	5,540

Investments at fair value	87,468	7,900	—	—	—	—	(1,172)	94,196	(1,172)
Total assets	$238,463	$107,844	$(123,301)	$—	$—	$4,411	$3,393	$230,810	$4,368

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$8,226	$(4,839)	$535	$—	$—	$4,304	$(7,791)	$435	$435
Total financial instruments and other inventory positions sold, but not yet purchased:	$8,226	$(4,839)	$535	$—	$—	$4,304	$(7,791)	$435	$435

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	March 31,			Transfers	Transfers	gains/	gains/	June 30,	June 30,
(Dollars in thousands)	2014	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2014	2014 (1)
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Fixed income securities	$100	$—	$(100)	$—	$—	$—	$—	$—	$—
Municipal securities:
Tax-exempt securities	1,433	—	—	—	—	—	(127)	1,306	(127)
Short-term securities	656	—	(25)	—	—	6	95	732	95
Mortgage-backed securities	107,399	119,064	(101,878)	—	—	4,678	(137)	129,126	691
Derivative contracts	64	—	—	—	—	—	563	627	578
Total financial instruments and other inventory positions owned:	109,652	119,064	(102,003)	—	—	4,684	394	131,791	1,237

Investments at fair value	60,954	—	(2,358)	—	—	2,358	(2,387)	58,567	(2,387)
Total assets	$170,606	$119,064	$(104,361)	$—	$—	$7,042	$(1,993)	$190,358	$(1,150)

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$5,479	$(8,343)	$—	$—	$—	$8,343	$5,367	$10,846	$8,232
Total financial instruments and other inventory positions sold, but not yet purchased:	$5,479	$(8,343)	$—	$—	$—	$8,343	$5,367	$10,846	$8,232

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	June 30,	June 30,
(Dollars in thousands)	2014	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2015	2015 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$1,186	$—	$—	$—	$—	$—	$—	$1,186	$—
Short-term securities	720	—	—	—	—	—	—	720	—
Mortgage-backed securities	124,749	219,769	(219,301)	—	—	3,954	228	129,399	1,113
Derivative contracts	140	520	(2,947)	—	—	2,427	5,169	5,309	5,309
Total financial instruments and other inventory positions owned:	126,795	220,289	(222,248)	—	—	6,381	5,397	136,614	6,422

Investments at fair value	74,165	7,900	(182)	—	—	182	12,131	94,196	12,131
Total assets	$200,960	$228,189	$(222,430)	$—	$—	$6,563	$17,528	$230,810	$18,553

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$7,822	$(10,653)	$535	$—	$—	$10,118	$(7,387)	$435	$435
Total financial instruments and other inventory positions sold, but not yet purchased:	$7,822	$(10,653)	$535	$—	$—	$10,118	$(7,387)	$435	$435

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	June 30,	June 30,
(Dollars in thousands)	2013	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2014	2014 (1)
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Fixed income securities	$100	$—	$(100)	$—	$—	$—	$—	$—	$—
Municipal securities:
Tax-exempt securities	1,433	—	—	—	—	—	(127)	1,306	(127)
Short-term securities	656	—	(25)	—	—	6	95	732	95
Mortgage-backed securities	119,799	151,790	(150,621)	—	—	9,184	(1,026)	129,126	888
Derivative contracts	691	2,614	—	—	—	(2,614)	(64)	627	627
Total financial instruments and other inventory positions owned:	122,679	154,404	(150,746)	—	—	6,576	(1,122)	131,791	1,483

Investments at fair value	49,240	10,000	(2,358)	—	—	2,358	(673)	58,567	(673)
Total assets	$171,919	$164,404	$(153,104)	$—	$—	$8,934	$(1,795)	$190,358	$810

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$6,643	$(16,751)	$—	$—	$—	$16,751	$4,203	$10,846	$10,846
Total financial instruments and other inventory positions sold, but not yet purchased:	$6,643	$(16,751)	$—	$—	$—	$16,751	$4,203	$10,846	$10,846

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

Note 5 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers and clearing organizations included:

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Receivable arising from unsettled securities transactions	$43,809	$52,571
Deposits paid for securities borrowed	46,087	57,572
Receivable from clearing organizations	8,061	4,933
Deposits with clearing organizations	50,694	33,799
Securities failed to deliver	600	1,753
Other	17,360	10,381
	$166,611	$161,009

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Amounts payable to brokers, dealers and clearing organizations included:

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Payable arising from unsettled securities transactions	$89,224	$11,048
Payable to clearing organizations	10	5,185
Securities failed to receive	1,541	2,430
Other	4,809	6,901
	$95,584	$25,564

Deposits paid for securities borrowed approximate the market value of the securities. Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received by the Company on settlement date.

Note 6 Collateralized Securities Transactions

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

In the normal course of business, the Company obtains securities purchased under agreements to resell, securities borrowed and margin agreements on terms that permit it to repledge or resell the securities to others, typically pursuant to repurchase agreements. The Company obtained securities with a fair value of approximately $235.7 million and $369.7 million at June 30, 2015 and December 31, 2014, respectively, of which $214.9 million and $338.8 million, respectively, had been pledged or otherwise transferred to satisfy its commitments under financial instruments and other inventory positions sold, but not yet purchased.

The following is a summary of the Company’s securities sold under agreements to repurchase ("Repurchase Liabilities"), the fair market value of collateral pledged and the interest rate charged by the Company’s counterparty, which is based on LIBOR plus an applicable margin, as of June 30, 2015:

	Repurchase	Fair Market
(Dollars in thousands)	Liabilities	Value	Interest Rate
Term up to 30 day maturities:
Mortgage-backed securities	$24,882	$35,762	1.94 - 2.13%
Term of 30 to 90 day maturities:
Mortgage-backed securities	5,985	7,525	2.13%
On demand maturities:
U.S. government agency securities	22,757	24,571	0.50 - 0.70%
U.S. government securities	14,512	14,499	0.25%
	$68,136	$82,357

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Reverse repurchase agreements, repurchase agreements and securities borrowed and loaned are reported on a net basis by counterparty when a legal right of offset exists. There were no gross amounts offset on the consolidated statements of financial condition for reverse repurchase agreements, securities borrowed or repurchase agreements at June 30, 2015 and December 31, 2014, respectively, as a legal right of offset did not exist. The Company had no outstanding securities lending arrangements as of June 30, 2015 or December 31, 2014. See Note 3 for information related to the Company's offsetting of derivative contracts.

Note 7 Investments

The Company’s proprietary investments include investments in private companies and partnerships, registered mutual funds, warrants of public and private companies and private company debt. Investments included:

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Investments at fair value	$139,457	$94,869
Investments at cost	4,522	8,214
Investments accounted for under the equity method	22,061	23,757
Total investments	166,040	126,840

Less investments attributable to noncontrolling interests (1)	(36,271)	(32,563)
	$129,769	$94,277

(1)	Noncontrolling interests are attributable to third party ownership in a consolidated merchant banking fund and private equity investment vehicles.

Management regularly reviews the Company’s investments in private company debt and has concluded that no valuation allowance is needed as it is probable that all contractual principal and interest will be collected.

At June 30, 2015, investments carried on a cost basis had an estimated fair market value of $11.1 million. Because valuation estimates were based upon management’s judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Note 8 Other Assets

Other assets included:

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Net deferred income tax assets	$40,810	$45,851
Fee receivables	28,589	23,959
Accrued interest receivables	7,293	10,061
Forgivable loans, net	11,802	8,366
Income tax receivables	11,500	—
Prepaid expenses	6,686	6,067
Other	8,091	5,995
Total other assets	$114,771	$100,299

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 9 Short-Term Financing

The following is a summary of short-term financing and the weighted average interest rate on borrowings:

	Outstanding Balance		Weighted Average Interest Rate
	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands)	2015	2014	2015	2014
Commercial paper (secured)	$275,898	$238,013	1.61%	1.48%
Prime broker arrangement	224,515	127,754	0.92%	0.91%
Bank lines (secured)	—	12,000	N/A	1.50%
Total short-term financing	$500,413	$377,767

The Company issues secured commercial paper to fund a portion of its securities inventory. The commercial paper notes (“CP Notes”) can be issued with maturities of 27 days to 270 days from the date of issuance. The CP Notes are issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and are secured by different inventory classes. As of June 30, 2015, the weighted average maturity of CP Series A, CP Series II A and CP Series III A was 65 days, 175 days and 7 days, respectively. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin. CP Series III A includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain excess net capital of $120 million.

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

The Company’s committed short-term bank line financing at June 30, 2015 consisted of a one-year $250 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2014. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 18, 2015. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At June 30, 2015, the Company had no advances against this line of credit.

The Company’s uncommitted secured lines at June 30, 2015 totaled $185 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company’s uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. At June 30, 2015, the Company had no advances against these lines of credit.

Note 10 Variable Rate Senior Notes

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

The Amended Note Purchase Agreement includes covenants that, among other things, require the Company to maintain a minimum consolidated tangible net worth and regulatory net capital, limit the Company's leverage ratio and require the Company to maintain a minimum ratio of operating cash flow to fixed charges. With respect to the net capital covenant, the Company's U.S. broker dealer subsidiary is required to maintain minimum net capital of $120 million. At June 30, 2015, the Company was in compliance with all covenants.

The Notes are recorded at amortized cost. As of June 30, 2015, the carrying value of the Notes approximated fair value.

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

Several class action complaints were brought on behalf of a purported class of state, local and municipal government entities in connection with the bidding or sale of municipal guaranteed investment contracts and municipal derivatives directly from one of the defendants or through a broker, from January 1, 1992, to the present. The complaints, which have been consolidated into a single nationwide class action entitled In re Municipal Derivatives Antitrust Litigation, MDL No. 1950 (Master Docket No. 08-2516), allege antitrust violations and are pending in the U.S. District Court for the Southern District of New York under the multi-district litigation rules. The consolidated complaint seeks unspecified treble damages under the Sherman Act. Several California municipalities also brought separate class action complaints in California federal court, and approximately eighteen California municipalities and two New York municipalities filed individual lawsuits that are not as part of class actions, all of which have since been transferred to the Southern District of New York and consolidated for pretrial purposes. All three sets of complaints assert similar claims under federal (and for the California and New York plaintiffs, state) antitrust claims. No loss contingency has been reflected in the Company's consolidated financial statements as this contingency is neither probable nor reasonably estimable at this time. Management is currently unable to estimate a range of reasonably possible loss for these matters because alleged damages have not been specified, the proceedings remain in the early stages, and there are significant factual issues to be resolved.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 12 Shareholders’ Equity

Share Repurchases

Effective October 1, 2014, the Company’s board of directors authorized the repurchase of up to $100.0 million in common shares through September 30, 2016. During the six months ended June 30, 2015, the Company repurchased 1,804,886 shares of the Company's common stock at an average price of $51.06 per share for an aggregate purchase price of $92.1 million related to this authorization. The Company has $7.9 million remaining under this authorization. The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. The Company purchased 249,156 shares or $13.2 million of the Company’s common stock for this purpose during the six months ended June 30, 2015.

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 13. During the six months ended June 30, 2015 and 2014, the Company issued 442,165 shares and 521,504 shares, respectively, related to these obligations. During the six months ended June 30, 2014, the Company also issued 103,598 common shares out of treasury stock in fulfillment of $4.2 million in obligations under the Piper Jaffray Companies Retirement Plan (the "Retirement Plan").

Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders’ proportionate share of the equity in a municipal bond fund of $127.8 million, a merchant banking fund of $27.1 million and private equity investment vehicles aggregating $9.1 million as of June 30, 2015. As of December 31, 2014, noncontrolling interests included the minority equity holders’ proportionate share of the equity in a municipal bond fund of $117.0 million, a merchant banking fund of $24.7 million and private equity investment vehicles aggregating $7.8 million.

Ownership interests in entities held by parties other than the Company’s common shareholders are presented as noncontrolling interests within shareholders’ equity, separate from the Company’s own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company’s common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the six months ended June 30, 2015 and 2014, respectively.

	Common	Common		Total
	Shares	Shareholders’	Noncontrolling	Shareholders’
(Amounts in thousands, except share amounts)	Outstanding	Equity	Interests	Equity
Balance at December 31, 2014	15,265,420	$819,912	$149,548	$969,460
Net income	—	33,971	4,148	38,119
Amortization/issuance of restricted stock	—	33,546	—	33,546
Issuance of treasury shares for options exercised	46,670	1,722	—	1,722
Issuance of treasury shares for restricted stock vestings	644,651	—	—	—
Repurchase of common stock through share repurchase program	(1,804,886)	(92,156)	—	(92,156)
Repurchase of common stock for employee tax withholding	(249,156)	(13,179)	—	(13,179)
Excess tax benefit from stock-based compensation	—	5,723	—	5,723
Shares reserved/issued for director compensation	1,425	70	—	70
Other comprehensive income	—	26	—	26
Fund capital contributions, net	—	—	10,329	10,329
Balance at June 30, 2015	13,904,124	$789,635	$164,025	$953,660

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 13 Compensation Plans

Stock-Based Compensation Plans

The Company maintains one stock-based compensation plan, the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (the “Incentive Plan”). The Company’s equity awards are recognized on the consolidated statements of operations at grant date fair value over the service period of the award, net of estimated forfeitures.

The following table provides a summary of the Company’s outstanding Incentive Plan equity awards (in shares or units) as of June 30, 2015:

Restricted Stock
Annual grants	943,599
Sign-on grants	292,316
1,235,915

Restricted Stock Units
Market condition leadership grants	356,242

Stock Options	161,202

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company’s employees and directors for up to 8.2 million shares of common stock (1.7 million shares remained available for future issuance under the Incentive Plan as of June 30, 2015). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.

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

Up to 50 percent of the award can be earned based on the Company’s total shareholder return relative to members of a predetermined peer group and up to 50 percent of the award can be earned based on the Company’s total shareholder return. The fair value of the awards on the grant date was determined using a Monte Carlo simulation with the following assumptions:

	Risk-free	Expected Stock
Grant Year	Interest Rate	Price Volatility
2015	0.90%	29.8%
2014	0.82%	41.3%
2013	0.40%	44.0%

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

Stock-Based Compensation Activity

The Company recorded total compensation expense of $8.3 million and $8.1 million for the three months ended June 30, 2015 and 2014, respectively, and $22.2 million and $13.3 million for the six months ended June 30, 2015 and 2014, respectively, related to employee restricted stock and restricted stock unit awards. Total compensation cost includes year-end compensation for Annual Grants and the amortization of Sign-on and Leadership Grants, less forfeitures of $0.2 million and $0.3 million for the three months and six months ended June 30, 2015, respectively. Forfeitures were immaterial for the six months ended June 30, 2014. The tax benefit related to stock-based compensation costs totaled $3.2 million and $3.1 million for the three months ended June 30, 2015 and 2014, respectively, and $8.7 million and $5.2 million for the six months ended June 30, 2015 and 2014, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the Company’s unvested restricted stock under the Incentive Plan and Inducement Plan:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2014	1,095,305	$36.51
Granted	636,684	54.31
Vested	(486,287)	34.46
Canceled	(9,787)	38.03
June 30, 2015	1,235,915	$45.34

The following table summarizes the changes in the Company’s unvested restricted stock units under the Incentive Plan:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2014	405,826	$17.99
Granted	123,687	21.83
Vested	(149,814)	12.12
Canceled	(23,457)	12.12
June 30, 2015	356,242	$22.18

As of June 30, 2015, there was $13.9 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes the changes in the Company’s outstanding stock options:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2014	217,873	$46.66	2.0	$3,066,839
Granted	—	—
Exercised	(46,670)	36.90
Canceled	—	—
Expired	(10,001)	39.62
June 30, 2015	161,202	$49.92	2.1	$293,795

Options exercisable at June 30, 2015	161,202	$49.92	2.1	$293,795

As of June 30, 2015, there was no unrecognized compensation cost related to stock options expected to be recognized over future years.

The intrinsic value of options exercised was $0.8 million and the resulting tax benefit realized was $0.3 million for the six months ended June 30, 2015. The intrinsic value of options exercised and the resulting tax benefit realized were immaterial for the six months ended June 30, 2014.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Deferred Compensation Plans

The Company maintains various deferred compensation arrangements for employees.

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a percentage of their base salary, commissions and/or cash bonuses. The deferrals vest immediately and are non-forfeitable. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. Investments in the grantor trust, consisting of mutual funds, totaled $15.5 million as of June 30, 2015, and are included in investments on the consolidated statements of financial condition. The compensation deferred by the employees is expensed in the period earned. The deferred compensation liability was $15.4 million as of June 30, 2015. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

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

Note 14 Earnings Per Share

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

The computation of earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2015	2014	2015	2014
Net income applicable to Piper Jaffray Companies	$16,999	$18,213	$33,971	$35,961
Earnings allocated to participating securities (1)	(1,300)	(1,496)	(2,458)	(3,155)
Net income applicable to Piper Jaffray Companies’ common shareholders (2)	$15,699	$16,717	$31,513	$32,806

Shares for basic and diluted calculations:
Average shares used in basic computation	14,487	14,958	14,888	14,786
Stock options	26	55	32	50
Average shares used in diluted computation	14,513	15,013	14,920	14,836

Earnings per common share:
Basic	$1.08	$1.12	$2.12	$2.22
Diluted	$1.08	$1.11	$2.11	$2.21

(1)
Represents the allocation of earnings to participating securities. Losses are not allocated to participating securities. Participating securities include all of the Company’s unvested restricted shares. The weighted average participating shares outstanding were 1,201,359 and 1,343,399 for the three months ended June 30, 2015 and 2014, respectively, and 1,164,338 and 1,426,656 for the six months ended June 30, 2015 and 2014, respectively.

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

The anti-dilutive effects from stock options were immaterial for the six months ended June 30, 2015 and 2014.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 15 Segment Reporting

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

Reportable segment financial results are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014

Capital Markets
Investment banking
Financing
Equities	$35,755	$44,058	$72,244	$79,359
Debt	30,098	20,174	51,836	33,713
Advisory services	40,139	39,695	69,405	79,423
Total investment banking	105,992	103,927	193,485	192,495

Institutional sales and trading
Equities	20,407	18,366	39,312	42,626
Fixed income	20,482	21,085	41,699	46,323
Total institutional sales and trading	40,889	39,451	81,011	88,949

Management and performance fees	621	1,388	2,028	3,125

Investment income	215	4,998	14,920	15,376

Long-term financing expenses	(1,553)	(1,705)	(3,113)	(3,445)

Net revenues	146,164	148,059	288,331	296,500

Operating expenses (1)	123,687	124,691	239,890	245,621

Segment pre-tax operating income	$22,477	$23,368	$48,441	$50,879

Segment pre-tax operating margin	15.4%	15.8%	16.8%	17.2%

Continued on next page

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014

Asset Management
Management and performance fees
Management fees	$18,436	$20,600	$37,543	$39,736
Performance fees	200	278	208	364
Total management and performance fees	18,636	20,878	37,751	40,100

Investment income/(loss)	(734)	1,094	(145)	1,564

Net revenues	17,902	21,972	37,606	41,664

Operating expenses (1)	14,520	14,923	28,896	29,413

Segment pre-tax operating income	$3,382	$7,049	$8,710	$12,251

Segment pre-tax operating margin	18.9%	32.1%	23.2%	29.4%

Total
Net revenues	$164,066	$170,031	$325,937	$338,164

Operating expenses (1)	138,207	139,614	268,786	275,034

Pre-tax operating income	$25,859	$30,417	$57,151	$63,130

Pre-tax operating margin	15.8%	17.9%	17.5%	18.7%
(1)Operating expenses include intangible asset amortization expense as set forth in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Capital Markets	$263	$743	$526	$1,486
Asset Management	1,510	1,575	3,020	3,150
Total intangible asset amortization expense	$1,773	$2,318	$3,546	$4,636

Reportable segment assets are as follows:

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Capital Markets	$2,130,616	$2,352,404
Asset Management	279,780	271,513
	$2,410,396	$2,623,917

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 16 Net Capital Requirements and Other Regulatory Matters

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

At June 30, 2015, net capital calculated under the SEC rule was $166.1 million, and exceeded the minimum net capital required under the SEC rule by $165.1 million.

The Company’s committed short-term credit facility and its variable rate senior notes include covenants requiring Piper Jaffray to maintain minimum net capital of $120 million. CP Notes issued under CP Series III A include a covenant that requires Piper Jaffray to maintain excess net capital of $120 million.

Piper Jaffray Ltd., a broker dealer subsidiary registered in the United Kingdom, was subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of June 30, 2015, Piper Jaffray Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Note 17 Subsequent Events

On July 11, 2015, the Company entered into a definitive agreement to acquire the assets of River Branch Holdings LLC. The transaction is expected to close in the third quarter of 2015, subject to regulatory approvals and other customary closing conditions.

On July 19, 2015, the Company reached a definitive agreement with BMO Financial Corp. to acquire BMO Capital Markets GKST Inc. The transaction is expected to close in the fourth quarter of 2015, subject to regulatory approvals and other customary closing conditions.

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

On July 11, 2015, we entered into a definitive agreement to acquire the assets of River Branch Holdings LLC, an equity investment banking boutique focused on the financial institutions sector. The transaction is expected to close in the third quarter of 2015, subject to regulatory approval and customary closing conditions. This acquisition will further strengthen our mergers and acquisitions leadership and add significant investment banking resources dedicated to banks, thrifts, and depository institutions, building upon the recent expansion of our financial institutions group.

On July 19, 2015, we reached a definitive agreement with BMO Financial Corp. to acquire BMO Capital Markets GKST Inc., BMO's municipal bond sales, trading and origination business. The transaction is expected to close in the fourth quarter of 2015, subject to regulatory approval and customary closing conditions. This acquisition will expand our fixed income institutional sales, trading and underwriting platforms. Additionally, it will strengthen our strategic capabilities as we continue to build out our financial institutions franchise.

Results for the three and six months ended June 30, 2015

Net income applicable to Piper Jaffray Companies in the second quarter of 2015 was $17.0 million, or $1.08 per diluted common share, compared with $18.2 million, or $1.11 per diluted common share, for the prior-year period. Net revenues for the three months ended June 30, 2015 were $164.1 million, a decrease of 3.5 percent from $170.0 million reported in the year-ago period, due primarily to investment losses in the current quarter compared to investment income in the second quarter of 2014. For the three months ended June 30, 2015, non-compensation expenses were $34.7 million, down 5.2 percent compared with $36.5 million in the second quarter of 2014.

For the three months ended June 30, 2015, adjusted net income applicable to Piper Jaffray Companies was $18.6 million(1), or $1.19(1) per diluted common share, compared with $20.5 million(1), or $1.25(1) per diluted common share, for the prior-year period. Adjusted net revenues for the three months ended June 30, 2015 were $163.9 million(1), a decrease of 1.7 percent from $166.7 million(1) reported in the year-ago period. For the three months ended June 30, 2015, adjusted non-compensation expenses were $32.0 million(1), down 3.1 percent from $33.0 million(1) for the three months ended June 30, 2014.

Net income applicable to Piper Jaffray Companies in the first half of 2015 was $34.0 million, or $2.11 per diluted common share, compared with $36.0 million, or $2.21 per diluted common share, for the prior-year period. For the twelve months ended June 30, 2015, we generated a rolling twelve month return on average common shareholders' equity of 7.5 percent, compared with 9.2 percent for the rolling twelve months ended June 30, 2014. Net revenues for the six months ended June 30, 2015 were $325.9 million, down 3.6 percent from $338.2 million in the year-ago period, due to lower equity and fixed income institutional brokerage revenues, and lower asset management revenues. For the six months ended June 30, 2015, non-compensation expenses were $69.4 million, a decrease of 2.9 percent compared with $71.5 million for the six months ended June 30, 2014.

In the first half of 2015, adjusted net income applicable to Piper Jaffray Companies was $37.5 million(1), or $2.33(1) per diluted common share, compared with $40.5 million(1), or $2.49(1) per diluted common share, for the prior-year period. Adjusted net revenues for the six months ended June 30, 2015 decreased 2.6 percent to $319.6 million(1), compared with $328.2 million(1) reported in the year-ago period. In the first half of 2015, adjusted non-compensation expenses were $63.7 million(1), down slightly from $64.2 million(1) for the six months ended June 30, 2014.

(1)	Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Net revenues:
Net revenues – U.S. GAAP basis	$164,066	$170,031	$325,937	$338,164
Adjustments:
Revenue related to noncontrolling interests	(187)	(3,333)	(6,319)	(9,969)
Adjusted net revenues	$163,879	$166,698	$319,618	$328,195

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$34,653	$36,538	$69,375	$71,469
Adjustments:
Non-compensation expenses related to noncontrolling interests	(869)	(1,178)	(2,171)	(2,676)
Amortization of intangible assets related to acquisitions	(1,773)	(2,318)	(3,546)	(4,636)
Adjusted non-compensation expenses	$32,011	$33,042	$63,658	$64,157

Net income applicable to Piper Jaffray Companies:
Net income applicable to Piper Jaffray Companies – U.S. GAAP basis	$16,999	$18,213	$33,971	$35,961
Adjustments:
Compensation from acquisition-related agreements	552	865	1,316	1,653
Amortization of intangible assets related to acquisitions	1,083	1,416	2,166	2,915
Adjusted net income applicable to Piper Jaffray Companies	$18,634	$20,494	$37,453	$40,529

Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$1.08	$1.11	$2.11	$2.21
Adjustments:
Compensation from acquisition-related agreements	0.04	0.05	0.08	0.10
Amortization of intangible assets related to acquisitions	0.07	0.09	0.13	0.18
Adjusted earnings per diluted common share	$1.19	$1.25	$2.33	$2.49

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

Outlook for the remainder of 2015

We expect the U.S. economy to continue to strengthen in the second half of 2015. Exogenous factors, like continued weakening in major economies internationally or significant geopolitical events or conflicts, could adversely impact the rate of growth in the U.S. and continue to inject volatility into the U.S. equity and debt markets. The Federal Reserve has signaled its intention to begin raising short-term interest rates in the second half of 2015; however, changes in the economic outlook and unanticipated developments could impact the timing of this plan.

Municipal debt underwriting activity continued to increase in the second quarter of 2015 driven by market-wide increases in municipal issuance volume. The level of municipal debt underwriting activity for 2015 is expected to be considerably higher than 2014, assuming that interest rate increases remain moderate. A gradual increase in interest rates in 2015 generally should be accommodative to our fixed income institutional brokerage business. We intend to maintain a conservative bias in managing our inventories and hedging strategies to mitigate market volatility and our exposure to interest rates.

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

Financial Summary for the three months ended June 30, 2015 and June 30, 2014

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	June 30,			June 30,
			2015
(Dollars in thousands)	2015	2014	v2014	2015	2014
Revenues:
Investment banking	$106,069	$103,813	2.2%	64.7%	61.1%
Institutional brokerage	36,661	34,528	6.2	22.3	20.3
Asset management	19,257	22,266	(13.5)	11.7	13.1
Interest	11,422	12,448	(8.2)	7.0	7.3
Investment income/(loss)	(3,299)	2,921	N/M	(2.0)	1.7
Total revenues	170,110	175,976	(3.3)	103.7	103.5

Interest expense	6,044	5,945	1.7	3.7	3.5

Net revenues	164,066	170,031	(3.5)	100.0	100.0

Non-interest expenses:
Compensation and benefits	103,554	103,076	0.5	63.1	60.6
Outside services	8,885	9,914	(10.4)	5.4	5.8
Occupancy and equipment	6,983	7,061	(1.1)	4.3	4.2
Communications	5,088	5,432	(6.3)	3.1	3.2
Marketing and business development	7,239	6,709	7.9	4.4	3.9
Trade execution and clearance	1,977	1,788	10.6	1.2	1.1
Intangible asset amortization expense	1,773	2,318	(23.5)	1.1	1.4
Other operating expenses	2,708	3,316	(18.3)	1.7	2.0
Total non-interest expenses	138,207	139,614	(1.0)	84.2	82.1

Income before income tax expense	25,859	30,417	(15.0)	15.8	17.9

Income tax expense	9,542	10,049	(5.0)	5.8	5.9

Net income	16,317	20,368	(19.9)	9.9	12.0

Net income/(loss) applicable to noncontrolling interests	(682)	2,155	N/M	(0.4)	1.3

Net income applicable to Piper Jaffray Companies	$16,999	$18,213	(6.7)%	10.4%	10.7%
N/M – Not meaningful

For the three months ended June 30, 2015, we recorded net income applicable to Piper Jaffray Companies of $17.0 million. Net revenues for the three months ended June 30, 2015 were $164.1 million, a 3.5 percent decrease compared to $170.0 million in the year-ago period. In the second quarter of 2015, investment banking revenues were $106.1 million, compared with $103.8 million in the prior-year period as higher debt financing revenues were partially offset by a decline in equity financing revenues. For the three months ended June 30, 2015, institutional brokerage revenues increased to $36.7 million, compared with $34.5 million in the second quarter of 2014, due to higher equity institutional brokerage revenues. In the second quarter of 2015, asset management fees of $19.3 million were down 13.5 percent compared with $22.3 million in the second quarter of 2014 due primarily to lower management fees from our value equity product offerings resulting from decreased assets under management driven by client outflows. For the three months ended June 30, 2015, net interest income decreased to $5.4 million, compared with $6.5 million in the prior-year period. The decrease primarily resulted from lower interest income earned on mortgage-backed and agency securities, as well as lower income earned on merchant banking-related investments. For the three months ended June 30, 2015, we recorded an investment loss of $3.3 million, compared with income of $2.9 million in the prior-year period, as we recorded losses associated with our investment and the noncontrolling interests in the merchant banking fund that we manage, as well as losses on our investments in registered funds that we manage. Non-interest expenses were $138.2 million for the three months ended June 30, 2015, down slightly compared to $139.6 million in the prior year.

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

For the three months ended June 30, 2015, compensation and benefits expenses increased slightly to $103.6 million, compared with $103.1 million in the corresponding period of 2014. Compensation and benefits expenses as a percentage of net revenues was 63.1 percent in the second quarter of 2015, compared with 60.6 percent in the second quarter of 2014. The increased compensation ratio was attributable to a change in our mix of revenues driven by losses recorded on our registered funds and merchant banking investments as well as additional expenses related to significant hiring efforts surrounding our financial institutions group.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses decreased 10.4 percent to $8.9 million in the second quarter of 2015, compared with $9.9 million in the corresponding period of 2014. Excluding the portion of expenses from non-controlled equity interests in our consolidated alternative asset management funds, outside services expenses decreased 4.6 percent due primarily to lower outside legal fees.

Occupancy and Equipment – For the three months ended June 30, 2015, occupancy and equipment expenses were $7.0 million, essentially flat with the corresponding period of 2014.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the three months ended June 30, 2015, communication expenses decreased 6.3 percent to $5.1 million, compared with $5.4 million for the three months ended June 30, 2014, due to lower market data services.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. For the three months ended June 30, 2015, marketing and business development expenses increased 7.9 percent to $7.2 million, compared with $6.7 million for the three months ended June 30, 2014, due to higher travel expenses.

Trade Execution and Clearance – For the three months ended June 30, 2015, trade execution and clearance expenses were $2.0 million, compared with $1.8 million in the corresponding period of 2014, due to higher trading expenses resulting from increased equity trading volumes.

Intangible Asset Amortization Expense – Intangible asset amortization expense includes the amortization of definite-lived intangible assets consisting of customer relationships and non-competition agreements. For the three months ended June 30, 2015, intangible asset amortization expense was $1.8 million, compared with $2.3 million in the three months ended June 30, 2014.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses were $2.7 million in the second quarter of 2015, compared with $3.3 million in the second quarter of 2014. The reduction in other operating expenses was due to lower litigation-related expenses.

Income Taxes – For the three months ended June 30, 2015, our provision for income taxes was $9.5 million equating to an effective tax rate, excluding noncontrolling interests, of 36.0 percent, compared with $10.0 million in the prior-year period equating to an effective tax rate, excluding noncontrolling interests, of 35.6 percent.

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

Capital Markets

The following table sets forth the Capital Markets adjusted segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Three Months Ended June 30,
	2015				2014
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Financing
Equities	$35,755	$—	$—	$35,755	$44,058	$—	$—	$44,058
Debt	30,098	—	—	30,098	20,174	—	—	20,174
Advisory services	40,139	—	—	40,139	39,695	—	—	39,695
Total investment banking	105,992	—	—	105,992	103,927	—	—	103,927

Institutional sales and trading
Equities	20,407	—	—	20,407	18,366	—	—	18,366
Fixed income	20,482	—	—	20,482	21,085	—	—	21,085
Total institutional sales and trading	40,889	—	—	40,889	39,451	—	—	39,451

Management and performance fees	621	—	—	621	1,388	—	—	1,388

Investment income	28	187	—	215	1,665	3,333	—	4,998

Long-term financing expenses	(1,553)	—	—	(1,553)	(1,705)	—	—	(1,705)

Net revenues	145,977	187	—	146,164	144,726	3,333	—	148,059

Operating expenses	121,651	869	1,167	123,687	121,675	1,178	1,838	124,691

Segment pre-tax operating income	$24,326	$(682)	$(1,167)	$22,477	$23,051	$2,155	$(1,838)	$23,368

Segment pre-tax operating margin	16.7%			15.4%	15.9%			15.8%

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
Other adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Three Months Ended June 30,
(Dollars in thousands)	2015	2014
Compensation from acquisition-related agreements	$904	$1,095
Amortization of intangible assets related to acquisitions	263	743
	$1,167	$1,838

Capital Markets adjusted net revenues were $146.0 million for the three months ended June 30, 2015, compared with $144.7 million in the prior-year period.

Investment banking revenues comprise all of the revenues generated through financing and advisory services activities. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.

In the second quarter of 2015, investment banking revenues increased 2.0 percent to $106.0 million, compared with $103.9 million in the corresponding period of the prior year. For the three months ended June 30, 2015, equity financing revenues were $35.8 million, a decrease of 18.8 percent compared with $44.1 million in the prior-year period, due to lower revenues from private placement and convertibles transactions. During the second quarter of 2015, we completed 27 equity financings, raising $6.1 billion for our clients, compared with 33 equity financings, raising $9.2 billion for our clients in the comparable year-ago period. Debt financing revenues for the three months ended June 30, 2015 were $30.1 million, up 49.2 percent compared with $20.2 million in the year-ago period, due to higher public finance revenues from more completed transactions, driven by market-wide increases in municipal issuance volume. We also realized market share gains attributable to our geographic expansion and other growth initiatives. During the second quarter of 2015, we completed 155 negotiated public finance issues with a total par value of $3.9 billion, compared with 112 negotiated public finance issues with a total par value of $2.4 billion during the prior-year period. For the three months ended June 30, 2015, advisory services revenues were $40.1 million, up slightly compared with $39.7 million in the second quarter of 2014. We completed 14 transactions with an aggregate enterprise value of $3.5 billion in the second quarter of 2015, compared with 16 transactions with an aggregate enterprise value of $3.7 billion in the second quarter of 2014.

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

For the three months ended June 30, 2015, institutional brokerage revenues were $40.9 million, compared with $39.5 million in the prior-year period. Equity institutional brokerage revenues increased 11.1 percent to $20.4 million in the second quarter of 2015, compared with $18.4 million in the corresponding period of 2014, due to higher client trading volumes, which included additional activity from our financial institutions group expansion. For the three months ended June 30, 2015, fixed income institutional brokerage revenues were $20.5 million, down slightly compared with $21.1 million in the prior-year period.

Management and performance fees include the fees generated from our municipal bond and merchant banking funds. For the three months ended June 30, 2015, management and performance fees were $0.6 million, compared with $1.4 million in the prior-year period, due to lower performance fees from our municipal bond fund. In the second quarter of 2015, we notified third party investors of our intention to close the municipal bond fund by the end of 2015.

Adjusted investment income includes realized and unrealized gains and losses on our investments in the merchant banking fund and the municipal bond fund that we manage for third party investors, and other firm investments. For the three months ended June 30, 2015, adjusted investment income was not significant, compared to $1.7 million in the corresponding period of 2014. In the second quarter of 2014, we recorded gains on our investments in the merchant banking and municipal bond funds that we manage.

Long-term financing expenses primarily represent interest paid on our variable rate senior notes. For the three months ended June 30, 2015, long-term financing expenses decreased slightly to $1.6 million, compared with $1.7 million in the prior-year period.

Capital Markets adjusted segment pre-tax operating margin for the three months ended June 30, 2015 increased to 16.7 percent, compared with 15.9 percent for the corresponding period of 2014.

Asset Management

The following table sets forth the Asset Management segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Three Months Ended June 30,
	2015				2014
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
Value equity	$9,548	$—	$—	$9,548	$12,907	$—	$—	$12,907
MLP	8,888	—	—	8,888	7,693	—	—	7,693
Total management fees	18,436	—	—	18,436	20,600	—	—	20,600

Performance fees
Value equity	200	—	—	200	109	—	—	109
MLP	—	—	—	—	169	—	—	169
Total performance fees	200	—	—	200	278	—	—	278

Total management and performance fees	18,636	—	—	18,636	20,878	—	—	20,878

Investment income/(loss)	(734)	—	—	(734)	1,094	—	—	1,094

Total net revenues	17,902	—	—	17,902	21,972	—	—	21,972

Operating expenses	13,010	—	1,510	14,520	13,027	—	1,896	14,923

Segment pre-tax operating income	$4,892	$—	$(1,510)	$3,382	$8,945	$—	$(1,896)	$7,049

Segment pre-tax operating margin	27.3%			18.9%	40.7%			32.1%

(1)	Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Three Months Ended June 30,
(Dollars in thousands)	2015	2014
Compensation from acquisition-related agreements	$—	$321
Amortization of intangible assets related to acquisitions	1,510	1,575
	$1,510	$1,896

Management and performance fee revenues comprise the revenues generated through management and investment advisory services performed for separately managed accounts, registered funds and partnerships. Investment performance and client asset inflows and outflows have a direct effect on management and performance fee revenues. Management fees are generally based on the level of assets under management ("AUM") measured monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations or net client asset flows, will result in a corresponding increase or decrease in management fees. Fees vary with the type of assets managed and the vehicle in which they are managed. Performance fees are earned when the investment return on AUM exceeds certain benchmark targets or other performance targets over a specified measurement period. The level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in total AUM. The majority of performance fees, if earned, are generally recorded in the fourth quarter of the applicable year or upon withdrawal of client assets. At June 30, 2015, approximately three percent of our AUM was eligible to earn performance fees.

For the three months ended June 30, 2015, management fees were $18.4 million, a decrease of 10.5 percent, compared with $20.6 million in the prior-year period, due to lower management fees from our value equity product offerings, partially offset by increased management fees from our MLP product offerings. In the second quarter of 2015, management fees related to our value equity strategies were $9.5 million, down 26.0 percent compared to $12.9 million in the corresponding period of 2014. The decrease was due to lower AUM from net client outflows and market depreciation, as well as a lower average effective revenue yield. The average effective revenue yield for our value equity strategies was 69 basis points for the second quarter of 2015, compared with 78 basis points for the prior-year period. This decline in the average effective revenue yield was driven by new assets from large institutional investors subject to a lower fee structure. Management fees from our MLP strategies increased 15.5 percent in the second quarter of 2015 to $8.9 million, compared with $7.7 million in the second quarter of 2014, due to a higher effective revenue yield. The average effective revenue yield for our MLP strategies was 60 basis points for the three months ended June 30, 2015, compared to 51 basis points for the corresponding period in the prior year. The increase in the average effective revenue yield was due to more assets from individual investors in open-ended funds, which earn higher fees.

For the three months ended June 30, 2015, performance fees were $0.2 million, essentially flat compared with the prior-year period.

Investment income/(loss) includes gains and losses from our investments in registered funds and private funds or partnerships that we manage. For the three months ended June 30, 2015, investment loss was $0.7 million compared with investment income of $1.1 million for the prior-year period.

Adjusted segment pre-tax operating margin for the three months ended June 30, 2015 was 27.3 percent, compared to 40.7 percent for the three months ended June 30, 2014. The decrease resulted from lower net revenues.

The following table summarizes the changes in our AUM for the periods presented:

			Twelve
	Three Months Ended		Months Ended
	June 30,		June 30,
(Dollars in millions)	2015	2014	2015
Value Equity
Beginning of period	$5,636	$6,431	$6,577
Net inflows/(outflows)	153	(225)	(611)
Net market appreciation/(depreciation)	(32)	371	(209)
End of period	$5,757	$6,577	$5,757

MLP
Beginning of period	$5,777	$5,068	$6,036
Net inflows	53	201	418
Net market appreciation/(depreciation)	(204)	767	(828)
End of period	$5,626	$6,036	$5,626

Total
Beginning of period	$11,413	$11,499	$12,613
Net inflows/(outflows)	206	(24)	(193)
Net market appreciation/(depreciation)	(236)	1,138	(1,037)
End of period	$11,383	$12,613	$11,383

Total AUM was $11.4 billion at June 30, 2015. Value equity AUM increased to $5.8 billion at June 30, 2015, compared with $5.6 billion at March 31, 2015. MLP AUM was $5.6 billion at June 30, 2015, compared with $5.8 billion at March 31, 2015.

Financial Summary for the six months ended June 30, 2015 and June 30, 2014

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Six Months Ended			Six Months Ended
	June 30,			June 30,
			2015
(Dollars in thousands)	2015	2014	v2014	2015	2014
Revenues:
Investment banking	$193,146	$192,287	0.4%	59.3%	56.9%
Institutional brokerage	72,697	78,562	(7.5)	22.3	23.2
Asset management	39,779	43,225	(8.0)	12.2	12.8
Interest	23,627	26,107	(9.5)	7.2	7.7
Investment income	9,292	9,689	(4.1)	2.9	2.9
Total revenues	338,541	349,870	(3.2)	103.9	103.5

Interest expense	12,604	11,706	7.7	3.9	3.5

Net revenues	325,937	338,164	(3.6)	100.0	100.0

Non-interest expenses:
Compensation and benefits	199,411	203,565	(2.0)	61.2	60.2
Outside services	17,069	18,682	(8.6)	5.2	5.5
Occupancy and equipment	13,766	13,839	(0.5)	4.2	4.1
Communications	11,416	11,387	0.3	3.5	3.4
Marketing and business development	14,221	12,960	9.7	4.4	3.8
Trade execution and clearance	3,974	3,622	9.7	1.2	1.1
Intangible asset amortization expense	3,546	4,636	(23.5)	1.1	1.4
Other operating expenses	5,383	6,343	(15.1)	1.7	1.9
Total non-interest expenses	268,786	275,034	(2.3)	82.5	81.3

Income before income tax expense	57,151	63,130	(9.5)	17.5	18.7

Income tax expense	19,032	19,876	(4.2)	5.8	5.9

Net income	38,119	43,254	(11.9)	11.7	12.8

Net income applicable to noncontrolling interests	4,148	7,293	(43.1)	1.3	2.2

Net income applicable to Piper Jaffray Companies	$33,971	$35,961	(5.5)%	10.4%	10.6%

Except as discussed below, the description of non-interest expense and net revenues as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.

For the six months ended June 30, 2015, we recorded net income applicable to Piper Jaffray Companies of $34.0 million. Net revenues for the six months ended June 30, 2015 were $325.9 million, a 3.6 percent decrease compared to $338.2 million in the year-ago period. In the first half of 2015, investment banking revenues were $193.1 million, essentially flat compared with the prior-year period. For the six months ended June 30, 2015, institutional brokerage revenues decreased 7.5 percent to $72.7 million, compared with $78.6 million in the first half of 2014, due to lower equity and fixed income institutional brokerage revenues. In the first half of 2015, asset management fees decreased 8.0 percent to $39.8 million, compared with $43.2 million in the first half of 2014, due to lower management fees from our value equity product offerings, as well as decreased performance fees from our municipal bond fund. In the first six months of 2015, net interest income decreased to $11.0 million, compared with $14.4 million in the prior-year period. The decrease primarily resulted from lower interest income earned on mortgage-backed and agency securities, lower income earned on merchant banking-related investments, and increased interest expense related to hedging. For the six months ended June 30, 2015, investment income was $9.3 million, compared with $9.7 million in the prior-year period. Non-interest expenses were $268.8 million for the six months ended June 30, 2015, a decrease of 2.3 percent compared to the prior year.

Consolidated Non-Interest Expenses

Communications – For the six months ended June 30, 2015, communication expenses were $11.4 million, essentially flat compared to the corresponding period in 2014.

Income Taxes – For the six months ended June 30, 2015, our provision for income taxes was $19.0 million equating to an effective tax rate, excluding noncontrolling interests, of 35.9 percent, compared with $19.9 million in the prior-year period equating to an effective tax rate, excluding noncontrolling interests, of 35.6 percent.

Segment Performance

Capital Markets

The following table sets forth the Capital Markets adjusted segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Six Months Ended June 30,
	2015				2014
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Financing
Equities	$72,244	$—	$—	$72,244	$79,359	$—	$—	$79,359
Debt	51,836	—	—	51,836	33,713	—	—	33,713
Advisory services	69,405	—	—	69,405	79,423	—	—	79,423
Total investment banking	193,485	—	—	193,485	192,495	—	—	192,495

Institutional sales and trading
Equities	39,312	—	—	39,312	42,626	—	—	42,626
Fixed income	41,699	—	—	41,699	46,323	—	—	46,323
Total institutional sales and trading	81,011	—	—	81,011	88,949	—	—	88,949

Management and performance fees	2,028	—	—	2,028	3,125	—	—	3,125

Investment income	8,601	6,319	—	14,920	5,407	9,969	—	15,376

Long-term financing expenses	(3,113)	—	—	(3,113)	(3,445)	—	—	(3,445)

Net revenues	282,012	6,319	—	288,331	286,531	9,969	—	296,500

Operating expenses	235,252	2,171	2,467	239,890	239,396	2,676	3,549	245,621

Segment pre-tax operating income	$46,760	$4,148	$(2,467)	$48,441	$47,135	$7,293	$(3,549)	$50,879

Segment pre-tax operating margin	16.6%			16.8%	16.5%			17.2%

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
Other adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Compensation from acquisition-related agreements	$1,941	$2,063
Amortization of intangible assets related to acquisitions	526	1,486
	$2,467	$3,549

Capital Markets adjusted net revenues decreased 1.6 percent to $282.0 million for the six months ended June 30, 2015, compared with $286.5 million in the prior-year period.

In the first half of 2015, investment banking revenues increased slightly to $193.5 million, compared with $192.5 million in the corresponding period of the prior year. For the six months ended June 30, 2015, equity financing revenues were $72.2 million, a decrease of 9.0 percent compared with $79.4 million in the prior-year period, due to fewer completed transactions and slightly lower revenue per transaction. During the first half of 2015, we completed 62 equity financings, raising $12.6 billion for our clients, compared with 64 equity financings, raising $14.5 billion for our clients in the year-ago period. Debt financing revenues for the six months ended June 30, 2015 were $51.8 million, up 53.8 percent compared with $33.7 million in the year-ago period, due to higher public finance revenues driven by market-wide increases in the volume of municipal issuances, as well as gains in market share. During the first half of 2015, we completed 259 negotiated public finance issues with a total par value of $7.1 billion, compared with 173 negotiated public finance issues with a total par value of $4.0 billion during the prior-year period. For the six months ended June 30, 2015, advisory services revenues decreased to $69.4 million, compared with $79.4 million in the first half of 2014, due to lower advisory services revenues from fewer completed transactions and lower revenue per transaction. We completed 29 transactions with an aggregate enterprise value of $5.0 billion in the first half of 2015, compared with 33 transactions with an aggregate enterprise value of $6.5 billion in the first half of 2014.

For the six months ended June 30, 2015, institutional brokerage revenues decreased 8.9 percent to $81.0 million, compared with $88.9 million in the prior-year period, due primarily to lower fixed income institutional brokerage revenues. Equity institutional brokerage revenues were $39.3 million in the first half of 2015, down 7.8 percent compared with $42.6 million in the corresponding period of 2014, due to reduced client trading volumes and the absence of block trades during the current period. For the six months ended June 30, 2015, fixed income institutional brokerage revenues were $41.7 million, compared with $46.3 million in the prior-year period, due to lower strategic trading gains resulting from challenging trading conditions. Although there was volatility in interest rates during the period, we maintained our neutral stance and conservative bias towards interest rates which protected our downside risk, but also limited our upside potential.

For the six months ended June 30, 2015, management and performance fees were $2.0 million, compared with $3.1 million in the prior-year period, due to decreased performance fees from our municipal bond fund.

For the six months ended June 30, 2015, adjusted investment income was $8.6 million, compared to $5.4 million in the corresponding period of 2014. The increase resulted from higher gains on our merchant banking activities and other firm investments, offset in part by lower gains recorded on our investment in the municipal bond fund that we manage.

For the six months ended June 30, 2015, long-term financing expenses decreased to $3.1 million, compared with $3.4 million in the prior-year period.

Capital Markets adjusted segment pre-tax operating margin for the six months ended June 30, 2015 was 16.6 percent, compared with 16.5 percent for the corresponding period of 2014.

Asset Management

The following table sets forth the Asset Management segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Six Months Ended June 30,
	2015				2014
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
Value equity	$20,407	$—	$—	$20,407	$25,791	$—	$—	$25,791
MLP	17,136	—	—	17,136	13,945	—	—	13,945
Total management fees	37,543	—	—	37,543	39,736	—	—	39,736

Performance fees
Value equity	208	—	—	208	196	—	—	196
MLP	—	—	—	—	168	—	—	168
Total performance fees	208	—	—	208	364	—	—	364

Total management and performance fees	37,751	—	—	37,751	40,100	—	—	40,100

Investment income/(loss)	(145)	—	—	(145)	1,564	—	—	1,564

Total net revenues	37,606	—	—	37,606	41,664	—	—	41,664

Operating expenses	25,662	—	3,234	28,896	25,621	—	3,792	29,413

Segment pre-tax operating income	$11,944	$—	$(3,234)	$8,710	$16,043	$—	$(3,792)	$12,251

Segment pre-tax operating margin	31.8%			23.2%	38.5%			29.4%

(1)	Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Compensation from acquisition-related agreements	$214	$642
Amortization of intangible assets related to acquisitions	3,020	3,150
	$3,234	$3,792

For the six months ended June 30, 2015, management fees were $37.5 million, a decrease of 5.5 percent, compared with $39.7 million in the prior-year period. In the first half of 2015, management fees related to our value equity strategies were $20.4 million, down 20.9 percent compared to $25.8 million in the corresponding period of 2014, due to lower AUM and lower average effective revenue yield. The average effective revenue yield for our value equity strategies was 71 basis points for the six months ended June 30, 2015, down from 79 basis points for the six months ended June 30, 2014. Management fees from our MLP strategies increased 22.9 percent in the first half of 2015 to $17.1 million, compared with $13.9 million in the first half of 2014, due to higher average effective revenue yield and increased average AUM. Our average effective revenue yield for our MLP strategies was 59 basis points for the six months ended June 30, 2015, compared to 50 basis points for the corresponding period in the prior year.

For the six months ended June 30, 2015, performance fees were $0.2 million, compared to $0.4 million in the prior-year period.

In the first half of 2015, we recorded an investment loss of $0.1 million, compared with income of $1.6 million for the six months ended June 30, 2014.

Adjusted segment pre-tax operating margin for the six months ended June 30, 2015 was 31.8 percent, compared to 38.5 percent for the six months ended June 30, 2014.

The following table summarizes the changes in our AUM for the periods presented:

			Twelve
	Six Months Ended		Months Ended
	June 30,		June 30,
(Dollars in millions)	2015	2014	2015
Value Equity
Beginning of period	$5,758	$6,683	$6,577
Net outflows	(158)	(526)	(611)
Net market appreciation/(depreciation)	157	420	(209)
End of period	$5,757	$6,577	$5,757

MLP
Beginning of period	$5,711	$4,549	$6,036
Net inflows	235	536	418
Net market appreciation/(depreciation)	(320)	951	(828)
End of period	$5,626	$6,036	$5,626

Total
Beginning of period	$11,469	$11,232	$12,613
Net outflows	77	10	(193)
Net market appreciation/(depreciation)	(163)	1,371	(1,037)
End of period	$11,383	$12,613	$11,383

Recent Accounting Pronouncements

Recent accounting pronouncements are set forth in Note 2 to our unaudited consolidated financial statements, and are incorporated herein by reference.

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

Effective October 1, 2014, our board of directors authorized the repurchase of up to $100 million in common shares through September 30, 2016. During the six months ended June 30, 2015, the Company repurchased 1,804,886 shares of the Company's common stock at an average price of $51.06 per share for an aggregate purchase price of $92.1 million related to this authorization. The Company has $7.9 million remaining under this authorization. We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the first half of 2015, we purchased 249,156 shares or $13.2 million of our common shares for this purpose.

Leverage

The following table presents total assets, adjusted assets, total shareholders’ equity and tangible shareholders’ equity with the resulting leverage ratios as of:

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Total assets	$2,410,396	$2,623,917
Deduct: Goodwill and intangible assets	(238,990)	(242,536)
Deduct: Assets from noncontrolling interests	(304,321)	(308,910)
Adjusted assets	$1,867,085	$2,072,471

Total shareholders' equity	$953,660	$969,460
Deduct: Goodwill and intangible assets	(238,990)	(242,536)
Deduct: Noncontrolling interests	(164,025)	(149,548)
Tangible common shareholders' equity	$550,645	$577,376

Leverage ratio (1)	2.5	2.7

Adjusted leverage ratio (2)	3.4	3.6

(1)	Leverage ratio equals total assets divided by total shareholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders’ equity.

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

Commercial Paper Program – Our U.S. broker dealer subsidiary, Piper Jaffray & Co., issues secured commercial paper to fund a portion of its securities inventory. This commercial paper is issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and is secured by different inventory classes, which is reflected in the interest rate paid on the respective program. The programs can issue with maturities of 27 to 270 days. CP Series III A includes a covenant that requires Piper Jaffray & Co. to maintain excess net capital of $120 million. The following table provides information about our commercial paper programs at June 30, 2015:

(Dollars in millions)	CP Series A	CP Series II A	CP Series III A
Maximum amount that may be issued	$300.0	$150.0	$125.0
Amount outstanding	153.5	29.8	92.6

Weighted average maturity, in days	65	175	7
Weighted average maturity at issuance, in days	145	237	31

Prime Broker Arrangement – We have established an arrangement to obtain overnight financing by a single prime broker related to our alternative asset management funds in municipal securities. Financing under this arrangement is secured by certain securities, primarily municipal securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our prime broker financing activities are recorded net of receivables from trading activity. This funding is at the discretion of the prime broker and could be denied subject to a notice period. At June 30, 2015, we had $224.5 million of financing outstanding under this prime broker arrangement.

Committed Lines – Our committed line is a one-year $250 million revolving secured credit facility. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co. to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 18, 2015. This credit facility has been in place since 2008 and we renewed the facility for another one-year term in the fourth quarter of 2014. At June 30, 2015, we had no advances against this line of credit.

Uncommitted Lines – We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $185 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have an uncommitted unsecured facility with one of these banks. All of these uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. More specifically, these lines are subject to approval by the respective bank each time an advance is requested and advances may be denied, which may be particularly true during times of market stress or market perceptions of our exposures. We manage our relationships with the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business. At June 30, 2015, we had no advances against these lines of credit.

The following tables present the average balances outstanding for our various short-term funding sources by quarter for 2015 and 2014, respectively.

	Average Balance for the
	Three Months Ended
(Dollars in millions)	June 30, 2015	Mar. 31, 2015
Funding source:
Repurchase agreements	$76.9	$66.4
Commercial paper	256.3	245.1
Prime broker arrangement	242.8	167.1
Short-term bank loans	11.9	28.4
Total	$587.9	$507.0

	Average Balance for the Three Months Ended
(Dollars in millions)	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014
Funding source:
Repurchase agreements	$54.2	$10.5	$49.8	$38.3
Commercial paper	244.0	262.5	276.2	280.5
Prime broker arrangement	46.4	64.8	159.9	216.1
Short-term bank loans	19.9	6.4	18.9	28.9
Total	$364.5	$344.2	$504.8	$563.8

The average funding in the second quarter of 2015 increased to $587.9 million, compared with $507.0 million during the first quarter of 2015. This increase was the result of annual discretionary incentive payments, made in the first quarter of 2015, which reduced excess cash that had been used to pay down short-term funding sources, particularly our prime broker arrangement during the first quarter. The increase in average funding compared to the second quarter of 2014 was due to an increase in net inventory related to our alternative asset management funds in municipal securities which is financed through our prime broker arrangement.

The following tables present the maximum daily funding amount by quarter for 2015 and 2014, respectively.

	For the Three Months Ended
(Dollars in millions)	June 30, 2015	Mar. 31, 2015
Maximum amount of daily funding	$876.0	$949.8

	For the Three Months Ended
(Dollars in millions)	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014
Maximum amount of daily funding	$644.1	$543.0	$766.7	$897.2

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

The Amended Note Purchase Agreement includes covenants that, among other things, require us to maintain a minimum consolidated tangible net worth and minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. With respect to the net capital covenant, our U.S. broker dealer subsidiary is required to maintain minimum net capital of $120 million. At June 30, 2015, we were in compliance with all covenants.

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Capital Requirements

As a registered broker dealer and member firm of FINRA, our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. We also are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. At June 30, 2015, our net capital under the SEC’s uniform net capital rule was $166.1 million, and exceeded the minimum net capital required under the SEC rule by $165.1 million.

Although we operate with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our Capital Markets revenue producing activities.

At June 30, 2015, Piper Jaffray Ltd., our broker dealer subsidiary registered in the United Kingdom, was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

In July 2015, Piper Jaffray Hong Kong Limited received approval to be licensed by the Hong Kong Securities and Futures Commission and will be subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at June 30, 2015						Total Contractual Amount
	Remainder			2018	2020		June 30,	December 31,
(Dollars in thousands)	of 2015	2016	2017	- 2019	- 2021	Later	2015	2014
Customer matched-book derivative contracts (1) (2)	$63,810	$63,470	$40,950	$78,850	$58,406	$4,398,337	$4,703,823	$4,860,302
Trading securities derivative contracts (2)	368,100	10,000	—	—	—	29,750	407,850	297,250
Credit default swap index contracts (2)	—	—	—	—	118,600	27,581	146,181	267,796
Equity derivative contracts (2)	14,469	755	187	—	—	—	15,411	19,380
Investment commitments (3)	—	—	—	—	—	—	37,648	37,264

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with two major financial institutions, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $188.1 million at June 30, 2015) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At June 30, 2015, we had $23.1 million of credit exposure with these counterparties, including $15.0 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At June 30, 2015 and December 31, 2014, the net fair value of these derivative contracts approximated $32.5 million and $37.0 million, respectively.

(3)
The investment commitments have no specified call dates; however, the investment period for these funds is through 2018. The timing of capital calls is based on market conditions and investment opportunities.

Derivatives

Derivatives’ notional or contract amounts are not reflected as assets or liabilities on our consolidated statements of financial condition. Rather, the fair value of the derivative transactions are reported on the consolidated statements of financial condition as assets or liabilities in financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased, as applicable. For a complete discussion of our activities related to derivative products, see Note 3, "Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased," in the notes to our unaudited consolidated financial statements.

Loan Commitments

We may commit to bridge loan financing for our clients or make commitments to underwrite corporate debt. We had no loan commitments outstanding at June 30, 2015.

Investment Commitments

Our private equity and principal investments, including those made as part of our merchant banking activities, are made through investments in limited partnerships or limited liability companies that provide financing or make investments in private equity funds. We commit capital or act as the managing partner of these entities.

We have committed capital to certain entities and these commitments generally have no specified call dates. We had $37.6 million of commitments outstanding at June 30, 2015, of which $26.9 million related to a commitment to an affiliated merchant banking fund and $10.1 million related to a commitment to an affiliated fund which provides financing for certain senior living facilities.

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

Our different types of market risk include:

Interest Rate Risk — Interest rate risk represents the potential volatility from changes in market interest rates. We are exposed to interest rate risk arising from changes in the level and volatility of interest rates, changes in the shape of the yield curve, changes in credit spreads, and the rate of prepayments on our interest-earning assets (including client margin balances, investments, inventories, and resale agreements) and our funding sources (including client cash balances, short-term financing, variable rate senior notes and repurchase agreements), which finance these assets. Interest rate risk is managed by selling short U.S. government securities, agency securities, corporate debt securities and derivative contracts. See Note 3 of our accompanying unaudited consolidated financial statements for additional information on our derivative contracts. Our interest rate hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate risk.

Equity Price Risk — Equity price risk represents the potential loss in value due to adverse changes in the level or volatility of equity prices. We are exposed to equity price risk through our trading activities in the U.S. market, including our strategic trading activities in equity securities. We attempt to reduce the risk of loss inherent in our market-making and in our inventory of equity securities by establishing limits on the notional level of our inventory and by managing net position levels within those limits.

Value-at-Risk ("VaR")

We use the statistical technique known as VaR to measure, monitor and review the market risk exposures in our trading portfolios. VaR is the potential loss in value of our trading positions, excluding non-controlling interests, due to adverse market movements over a defined time horizon with a specified confidence level. We perform a daily VaR analysis on substantially all of our trading positions, including fixed income, equities, convertible bonds, mortgage-backed securities and all associated economic hedges. These positions encompass both customer-related and strategic trading activities, which focus on proprietary investments in municipal bonds, mortgage-backed securities and equity securities. A VaR model provides a common metric for assessing market risk across business lines and products. Changes in VaR between reporting periods are generally due to changes in levels of risk exposure, volatilities and/or correlations among asset classes and individual securities.

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

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Interest Rate Risk	$649	$740
Equity Price Risk	471	235
Diversification Effect (1)	(198)	(129)
Total Value-at-Risk	$922	$846

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average VaR calculated for each component of market risk during the six months ended June 30, 2015 and the year ended December 31, 2014, respectively.

(Dollars in thousands)	High	Low	Average
For the Six Months Ended June 30, 2015
Interest Rate Risk	$853	$453	$591
Equity Price Risk	618	167	427
Diversification Effect (1)			(172)
Total Value-at-Risk	$1,128	$564	$846

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2014
Interest Rate Risk	$1,344	$291	$797
Equity Price Risk	920	17	265
Diversification Effect (1)			(232)
Total Value-at-Risk	$1,332	$302	$830

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses exceeded our one-day VaR on three occasions during the first half of 2015.

The aggregate VaR as of June 30, 2015 was marginally higher than the reported VaR on December 31, 2014. The increase in VaR is due to slightly higher volatility during the measurement period.

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

We have concentrated counterparty credit exposure with five non-publicly rated entities totaling $23.1 million at June 30, 2015. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represents 64.9 percent, or $15.0 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

During the second quarter of our fiscal year ending December 31, 2015, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The following supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Municipal Derivatives Litigation

Several class action complaints were brought on behalf of a purported class of state, local and municipal government entities in connection with the bidding or sale of municipal guaranteed investment contracts and municipal derivatives directly from one of the defendants or through a broker, from January 1, 1992, to the present. The complaints, which have been consolidated into a single nationwide class action entitled In re Municipal Derivatives Antitrust Litigation, MDL No. 1950 (Master Docket No. 08-2516), allege antitrust violations and are pending in the U.S. District Court for the Southern District of New York under the multi-district litigation rules. The consolidated complaint seeks unspecified treble damages under the Sherman Act. Several California municipalities also brought separate class action complaints in California federal court, and approximately eighteen California municipalities and two New York municipalities filed individual lawsuits that are not as part of class actions, all of which have since been transferred to the Southern District of New York and consolidated for pretrial purposes. All three sets of complaints assert similar claims under federal (and for the California and New York plaintiffs, state) antitrust claims.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2015.

				Total Number of Shares	Approximate Dollar
				Purchased as Part of	Value of Shares Yet to be
	Total Number of		Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased		Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(April 1, 2015 to April 30, 2015)	254,325		$53.50	254,325	$54	million
Month #2
(May 1, 2015 to May 31, 2015)	551,173	(2)	$48.54	480,945	$30	million
Month #3
(June 1, 2015 to June 30, 2015)	464,622		$48.23	464,622	$8	million
Total	1,270,120		$49.42	1,199,892	$8	million

(1)	Effective October 1, 2014, our board of directors authorized the repurchase of up to $100.0 million of common stock through September 30, 2016.

(2)
Consists of 480,945 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $48.70 per share, and 70,228 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $47.45.

ITEM 6.    EXHIBITS.

Exhibit		Method
Number	Description	of Filing

10.1	Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (as amended May 13, 2015). †	(1)
10.2	Summary of Non-Employee Director Compensation Program. †	(1)
10.3	Form of Performance Share Unit Agreement for 2015 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan. †	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Filed herewith
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of June 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (v) the notes to the Consolidated Financial Statements.
Filed herewith
_______________________

†	Denotes management contract or compensatory plan required to be filed as an exhibit to this report.

(1)	Filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on May 14, 2015 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 5, 2015.

PIPER JAFFRAY COMPANIES

By	/s/ Andrew S. Duff
Its	Chairman and Chief Executive Officer

By	/s/ Debbra L. Schoneman
Its	Chief Financial Officer

Exhibit Index

Exhibit		Method
Number	Description	of Filing

10.1	Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (as amended May 13, 2015). †	(1)
10.2	Summary of Non-Employee Director Compensation Program. †	(1)
10.3	Form of Performance Share Unit Agreement for 2015 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan. †	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Filed herewith
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of June 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (v) the notes to the Consolidated Financial Statements.
Filed herewith
_______________________

†	Denotes management contract or compensatory plan required to be filed as an exhibit to this report.

(1)	Filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on May 14, 2015 and incorporated by reference herein.