Form 10-Q
period 2015-09-30
PIPER JAFFRAY COMPANIES
filed 2015-10-30
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
Yes  ☐ No  ☑

As of October 23, 2015, the registrant had 15,187,330 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.
Piper Jaffray Companies
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2015	2014
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$44,048	$15,867
Cash and cash equivalents segregated for regulatory purposes	27,014	25,011
Receivables:
Customers	49,751	9,658
Brokers, dealers and clearing organizations	325,408	161,009
Securities purchased under agreements to resell	231,051	308,165

Financial instruments and other inventory positions owned	482,187	507,794
Financial instruments and other inventory positions owned and pledged as collateral	608,171	1,108,567
Total financial instruments and other inventory positions owned	1,090,358	1,616,361

Fixed assets (net of accumulated depreciation and amortization of $50,761 and $47,327, respectively)	18,784	18,171
Goodwill	219,423	211,878
Intangible assets (net of accumulated amortization of $46,460 and $41,141, respectively)	26,939	30,658
Investments	158,885	126,840
Other assets	107,401	100,299
Total assets	$2,299,062	$2,623,917

Liabilities and Shareholders’ Equity
Short-term financing	$415,747	$377,767
Variable rate senior notes	125,000	125,000
Payables:
Customers	49,349	13,328
Brokers, dealers and clearing organizations	95,348	25,564
Securities sold under agreements to repurchase	43,888	102,646
Financial instruments and other inventory positions sold, but not yet purchased	389,375	738,124
Accrued compensation	175,220	228,877
Other liabilities and accrued expenses	172,540	43,151
Total liabilities	1,466,467	1,654,457

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at September 30, 2015 and December 31, 2014;
Shares issued: 19,510,858 at September 30, 2015 and 19,523,371 at December 31, 2014;
Shares outstanding: 13,947,210 at September 30, 2015 and 15,265,420 at December 31, 2014	195	195
Additional paid-in capital	751,280	735,415
Retained earnings	265,867	227,065
Less common stock held in treasury, at cost: 5,563,648 at September 30, 2015 and 4,257,951 shares at December 31, 2014	(222,008)	(143,140)
Accumulated other comprehensive income	51	377
Total common shareholders’ equity	795,385	819,912

Noncontrolling interests	37,210	149,548
Total shareholders’ equity	832,595	969,460

Total liabilities and shareholders’ equity	$2,299,062	$2,623,917
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2015	2014	2015	2014
Revenues:
Investment banking	$91,640	$94,911	$284,786	$287,198
Institutional brokerage	34,182	35,923	106,879	114,485
Asset management	18,951	21,595	58,730	64,820
Interest	9,128	10,828	32,755	36,935
Investment income	831	2,690	10,123	12,379

Total revenues	154,732	165,947	493,273	515,817

Interest expense	5,115	6,521	17,719	18,227

Net revenues	149,617	159,426	475,554	497,590

Non-interest expenses:
Compensation and benefits	96,132	97,180	295,543	300,745
Outside services	9,316	9,155	26,385	27,837
Occupancy and equipment	7,025	8,312	20,791	22,151
Communications	6,234	5,661	17,650	17,048
Marketing and business development	6,965	6,827	21,186	19,787
Trade execution and clearance	1,982	1,905	5,956	5,527
Restructuring and integration costs	1,496	—	1,496	—
Intangible asset amortization expense	1,773	2,318	5,319	6,954
Other operating expenses	11,906	2,376	17,289	8,719

Total non-interest expenses	142,829	133,734	411,615	408,768

Income before income tax expense	6,788	25,692	63,939	88,822

Income tax expense	1,573	8,596	20,605	28,472

Net income	5,215	17,096	43,334	60,350

Net income applicable to noncontrolling interests	384	2,428	4,532	9,721

Net income applicable to Piper Jaffray Companies	$4,831	$14,668	$38,802	$50,629

Net income applicable to Piper Jaffray Companies’ common shareholders	$4,448	$13,552	$35,908	$46,386

Earnings per common share
Basic	$0.32	$0.90	$2.46	$3.12
Diluted	$0.32	$0.90	$2.46	$3.11

Weighted average number of common shares outstanding
Basic	13,938	15,066	14,568	14,880
Diluted	13,952	15,129	14,594	14,934

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2015	2014	2015	2014
Net income	$5,215	$17,096	$43,334	$60,350

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(352)	(399)	(326)	(143)

Comprehensive income	4,863	16,697	43,008	60,207

Comprehensive income applicable to noncontrolling interests	384	2,428	4,532	9,721

Comprehensive income applicable to Piper Jaffray Companies	$4,479	$14,269	$38,476	$50,486

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2015	2014

Operating Activities:
Net income	$43,334	$60,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	3,703	3,992
Deferred income taxes	(3,967)	(2,487)
Stock-based and deferred compensation	30,892	21,067
Amortization of intangible assets	5,319	6,954
Amortization of forgivable loans	4,499	3,961
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	(2,003)	4,983
Receivables:
Customers	(40,093)	(14,036)
Brokers, dealers and clearing organizations	(164,399)	(164,077)
Securities purchased under agreements to resell	77,114	(95,805)
Net financial instruments and other inventory positions owned	177,254	136,592
Investments	(32,045)	(13,124)
Other assets	(8,733)	2,548
Increase/(decrease) in operating liabilities:
Payables:
Customers	36,021	2,835
Brokers, dealers and clearing organizations	69,784	56,622
Securities sold under agreements to repurchase	14,186	—
Accrued compensation	(49,824)	25,741
Other liabilities and accrued expenses	129,271	(4,559)

Net cash provided by operating activities	290,313	31,557

Investing Activities:
Business acquisitions, net of cash acquired	(8,737)	—
Repayment of note receivable	1,500	750
Purchases of fixed assets, net	(4,286)	(5,270)

Net cash used in investing activities	(11,523)	(4,520)

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Cash Flows – Continued
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2015	2014

Financing Activities:
Increase/(decrease) in short-term financing	$37,980	$(175,916)
Issuance of variable rate senior notes	—	50,000
Repayment of variable rate senior notes	—	(50,000)
Increase/(decrease) in securities sold under agreements to repurchase	(72,944)	62,576
Decrease in noncontrolling interests	(116,870)	(16,402)
Repurchase of common stock	(106,239)	(10,563)
Excess tax benefit from stock-based compensation	5,885	1,006
Proceeds from stock option exercises	1,856	3,644

Net cash used in financing activities	(250,332)	(135,655)

Currency adjustment:
Effect of exchange rate changes on cash	(277)	(118)

Net increase/(decrease) in cash and cash equivalents	28,181	(108,736)

Cash and cash equivalents at beginning of period	15,867	123,683

Cash and cash equivalents at end of period	$44,048	$14,947

Supplemental disclosure of cash flow information –
Cash paid during the period for:
Interest	$18,324	$17,116
Income taxes	$24,349	$45,284

Non-cash financing activities –
Issuance of common stock for retirement plan obligations:
103,598 shares for the nine months ended September 30, 2014	$—	$4,156

Issuance of restricted common stock for annual equity award:
550,650 shares and 402,074 shares for the nine months ended September 30, 2015 and 2014, respectively	$30,429	$16,131

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

Capital Markets

The Capital Markets segment provides institutional sales, trading and research services and investment banking services. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Investment banking services include management of and participation in underwritings, merger and acquisition services and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Also, the Company generates revenue through strategic trading and investing activities, which focus on proprietary investments in a variety of securities, including municipal bonds, mortgage-backed securities, and equity securities, and merchant banking activities involving equity or debt investments in late stage private companies. The Company has created alternative asset management funds in merchant banking and municipal securities in order to invest firm capital and to manage capital from outside investors. The Company receives management and performance fees for managing these funds.

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

Future Adoption of New Applicable Accounting Standards

Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09") which supersedes current revenue recognition guidance, including most industry-specific guidance. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services, and also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue that is recognized. The guidance, as stated in ASU 2014-09, is effective for annual and interim periods beginning after December 15, 2016. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date by one year, with early adoption on the original effective date permitted. The Company is evaluating the impact of the new guidance on its consolidated financial statements.

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
Notes to the Consolidated Financial Statements
(Unaudited)

Note 3 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

Financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased were as follows:

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$45,192	$50,365
Convertible securities	68,365	156,685
Fixed income securities	81,062	48,651
Municipal securities:
Taxable securities	84,732	312,753
Tax-exempt securities	370,478	559,704
Short-term securities	60,934	68,717
Mortgage-backed securities	121,991	125,065
U.S. government agency securities	221,445	244,046
U.S. government securities	60	2,549
Derivative contracts	36,099	47,826
Total financial instruments and other inventory positions owned	1,090,358	1,616,361

Less noncontrolling interests (1)	—	(267,742)
	$1,090,358	$1,348,619

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$69,915	$154,589
Fixed income securities	29,679	21,460
U.S. government agency securities	33,106	27,735
U.S. government securities	251,754	523,527
Derivative contracts	4,921	10,813
Total financial instruments and other inventory positions sold, but not yet purchased	389,375	738,124

Less noncontrolling interests (2)	—	(98,669)
	$389,375	$639,455

(1)
Noncontrolling interests attributable to third party ownership in a consolidated municipal bond fund consist of $123.3 million of taxable municipal securities, $139.5 million of tax-exempt municipal securities, and $4.9 million of derivative contracts as of December 31, 2014.

(2)
Noncontrolling interests attributable to third party ownership in a consolidated municipal bond fund consist of $97.6 million of U.S. government securities, and $1.1 million of derivative contracts as of December 31, 2014.

At September 30, 2015 and December 31, 2014, financial instruments and other inventory positions owned in the amount of $608.2 million and $1.1 billion, respectively, had been pledged as collateral for short-term financings and repurchase agreements.

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

	September 30, 2015			December 31, 2014
(Dollars in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$447,226	$425,506	$4,653,035	$447,987	$425,227	$4,860,302
Trading securities	—	6,512	241,850	140	8,242	297,250
Credit default swap index
Trading securities	5,366	1,347	105,538	5,808	5,188	267,796
Equity option
Trading securities	167	144	8,421	76	189	19,380
	$452,759	$433,509	$5,008,844	$454,011	$438,846	$5,444,728

(1)	Derivative assets are included within financial instruments and other inventory positions owned on the consolidated statements of financial condition.

(2)	Derivative liabilities are included within financial instruments and other inventory positions sold, but not yet purchased on the consolidated statements of financial condition.

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

		Three Months Ended		Nine Months Ended
(Dollars in thousands)		September 30,		September 30,
Derivative Category	Operations Category	2015	2014	2015	2014
Interest rate derivative contract	Investment banking	$(689)	$(809)	$(1,688)	$(2,178)
Interest rate derivative contract	Institutional brokerage	(10,450)	1,368	2,106	(2,898)
Credit default swap index contract	Institutional brokerage	4,268	2,078	16,913	(845)
Equity option derivative contract	Institutional brokerage	86	693	139	1,112
		$(6,785)	$3,330	$17,470	$(4,809)

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company’s financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company’s derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of September 30, 2015, the Company had $25.9 million of uncollateralized credit exposure with these counterparties (notional contract amount of $187.9 million), including $17.5 million of uncollateralized credit exposure with one counterparty.

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

Taxable municipal securities – Taxable municipal securities are valued using recently executed observable trades or market price quotations and therefore are generally categorized as Level II. Certain illiquid taxable municipal securities are valued using market data for comparable securities (maturity and sector) and management judgment to infer an appropriate current yield or other model-based valuation techniques deemed appropriate by management based on the specific nature of the individual security and are therefore categorized as Level III.

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

U.S. government agency securities – U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities and are categorized as Level II. Mortgage bonds include bonds secured by mortgages, mortgage pass-through securities, agency collateralized mortgage-obligation (“CMO”) securities and agency interest-only securities. Mortgage pass-through securities, CMO securities and interest-only securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore are generally categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields ranging from 120-380 basis points (“bps”) on spreads over U.S. treasury securities, or models based upon prepayment expectations ranging from 4%-20% conditional prepayment rate (“CPR”). These securities are categorized as Level II.

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

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking and other investments at inception to reflect economic events in earnings on a timely basis. Merchant banking and other equity investments of $19.1 million and $18.4 million, included within investments on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets at September 30, 2015 and December 31, 2014, respectively. The realized and unrealized gains from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were $0.7 million and $2.1 million for the nine months ended September 30, 2015 and 2014, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level III financial instruments as of September 30, 2015:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	Discounted cash flow	Debt service coverage ratio (2)	5 - 60%	19.4%
Short-term securities	Discounted cash flow	Expected recovery rate (% of par) (2)	66 - 94%	91.0%
Mortgage-backed securities:
Collateralized by residential mortgages	Discounted cash flow	Credit default rates (3)	1 - 8%	3.8%
		Prepayment rates (4)	3 - 20%	5.4%
		Loss severity (3)	25 - 100%	61.7%
		Valuation yields (3)	5 - 9%	5.8%
Investments at fair value:
Warrants in public and private companies	Black-Scholes option pricing model	Liquidity discount rates (1)	30 - 40%	39.2%
Warrants in private companies	Black-Scholes option pricing model	Stock volatility factors of comparable companies (2)	30 - 58%	40.4%
Equity securities in private companies	Market approach	Revenue multiple (2)	2 - 7 times	5.0 times
		EBITDA multiple (2)	10 - 12 times	10.4 times

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	1 - 25 bps	9.5 bps
Sensitivity of the fair value to changes in unobservable inputs:

(1)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly lower/(higher) fair value measurement.

(2)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly higher/(lower) fair value measurement.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company’s financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of September 30, 2015:

				Counterparty
				and Cash
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$32,558	$12,634	$—	$—	$45,192
Convertible securities	—	68,365	—	—	68,365
Fixed income securities	—	81,062	—	—	81,062
Municipal securities:
Taxable securities	—	73,226	11,506	—	84,732
Tax-exempt securities	—	363,614	6,864	—	370,478
Short-term securities	—	60,214	720	—	60,934
Mortgage-backed securities	—	—	121,991	—	121,991
U.S. government agency securities	—	221,445	—	—	221,445
U.S. government securities	60	—	—	—	60
Derivative contracts	167	452,592	—	(416,660)	36,099
Total financial instruments and other inventory positions owned:	32,785	1,333,152	141,081	(416,660)	1,090,358

Cash equivalents	1,426	—	—	—	1,426

Investments at fair value	37,403	—	96,369	—	133,772
Total assets	$71,614	$1,333,152	$237,450	$(416,660)	$1,225,556

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$69,308	$607	$—	$—	$69,915
Fixed income securities	—	29,679	—	—	29,679
U.S. government agency securities	—	33,106	—	—	33,106
U.S. government securities	251,754	—	—	—	251,754
Derivative contracts	144	427,788	5,577	(428,588)	4,921
Total financial instruments and other inventory positions sold, but not yet purchased:	$321,206	$491,180	$5,577	$(428,588)	$389,375

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

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

The Company’s Level III assets were $237.5 million and $201.0 million, or 19.4 percent and 11.7 percent of financial instruments measured at fair value at September 30, 2015 and December 31, 2014, respectively. The value of transfers between levels are recognized at the beginning of the reporting period. There were $4.2 million of transfers of financial assets from Level II to Level III during the three and nine months ended September 30, 2015, respectively, related to taxable municipal securities for which no recent trade activity was observed and valuation inputs became unobservable. There were no other significant transfers between Level I, Level II or Level III for the three and nine months ended September 30, 2015, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	June 30,			Transfers	Transfers	gains/	gains/	September 30,	September 30,
(Dollars in thousands)	2015	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2015	2015 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Taxable securities	$—	$7,624	$(683)	$4,158	$—	$66	$341	$11,506	$341
Tax-exempt securities	1,186	5,686	—	—	—	—	(8)	6,864	(8)
Short-term securities	720	—	—	—	—	—	—	720	—
Mortgage-backed securities	129,399	24,836	(32,748)	—	—	(7)	511	121,991	451
Derivative contracts	5,309	882	(2,630)	—	—	1,748	(5,309)	—	—
Total financial instruments and other inventory positions owned:	136,614	39,028	(36,061)	4,158	—	1,807	(4,465)	141,081	784

Investments at fair value	94,196	—	(7)	—	—	(98)	2,278	96,369	2,174
Total assets	$230,810	$39,028	$(36,068)	$4,158	$—	$1,709	$(2,187)	$237,450	$2,958

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$435	$(2,287)	$—	$—	$—	$2,287	$5,142	$5,577	$5,456
Total financial instruments and other inventory positions sold, but not yet purchased:	$435	$(2,287)	$—	$—	$—	$2,287	$5,142	$5,577	$5,456

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	June 30,			Transfers	Transfers	gains/	gains/	September 30,	September 30,
(Dollars in thousands)	2014	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2014	2014 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$1,306	$—	$—	$—	$—	$—	$—	$1,306	$—
Short-term securities	732	—	—	—	—	—	(1)	731	(1)
Mortgage-backed securities	129,126	58,028	(93,801)	515	—	1,377	29	95,274	363
Derivative contracts	627	—	—	—	—	—	690	1,317	786
Total financial instruments and other inventory positions owned:	131,791	58,028	(93,801)	515	—	1,377	718	98,628	1,148

Investments at fair value	58,567	10,500	(9)	—	—	9	931	69,998	931
Total assets	$190,358	$68,528	$(93,810)	$515	$—	$1,386	$1,649	$168,626	$2,079

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$10,846	$(8,439)	$—	$—	$—	$8,439	$(679)	$10,167	$6,529
Total financial instruments and other inventory positions sold, but not yet purchased:	$10,846	$(8,439)	$—	$—	$—	$8,439	$(679)	$10,167	$6,529

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	September 30,	September 30,
(Dollars in thousands)	2014	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2015	2015 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Taxable securities	$—	$7,624	$(683)	$4,158	$—	$66	$341	$11,506	$341
Tax-exempt securities	1,186	5,686	—	—	—	—	(8)	6,864	8
Short-term securities	720	—	—	—	—	—	—	720	—
Mortgage-backed securities	124,749	244,606	(252,050)	—	—	3,948	738	121,991	1,616
Derivative contracts	140	1,401	(5,577)	—	—	4,176	(140)	—	—
Total financial instruments and other inventory positions owned:	126,795	259,317	(258,310)	4,158	—	8,190	931	141,081	1,965

Investments at fair value	74,165	7,900	(7)	—	—	(98)	14,409	96,369	14,304
Total assets	$200,960	$267,217	$(258,317)	$4,158	$—	$8,092	$15,340	$237,450	$16,269

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$7,822	$(12,941)	$535	$—	$—	$12,406	$(2,245)	$5,577	$5,577
Total financial instruments and other inventory positions sold, but not yet purchased:	$7,822	$(12,941)	$535	$—	$—	$12,406	$(2,245)	$5,577	$5,577

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	September 30,	September 30,
(Dollars in thousands)	2013	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2014	2014 (1)
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Fixed income securities	$100	$—	$(100)	$—	$—	$—	$—	$—	$—
Municipal securities:
Tax-exempt securities	1,433	—	—	—	—	—	(127)	1,306	(127)
Short-term securities	656	—	(25)	—	—	6	94	731	94
Mortgage-backed securities	119,799	129,764	(163,047)	—	—	9,748	(990)	95,274	925
Derivative contracts	691	2,614	—	—	—	(2,614)	626	1,317	1,317
Total financial instruments and other inventory positions owned:	122,679	132,378	(163,172)	—	—	7,140	(397)	98,628	2,209

Investments at fair value	49,240	20,500	(2,368)	—	—	2,368	258	69,998	1,326
Total assets	$171,919	$152,878	$(165,540)	$—	$—	$9,508	$(139)	$168,626	$3,535

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$6,643	$(16,751)	$—	$—	$—	$16,751	$3,524	$10,167	$10,167
Total financial instruments and other inventory positions sold, but not yet purchased:	$6,643	$(16,751)	$—	$—	$—	$16,751	$3,524	$10,167	$10,167

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 5 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers and clearing organizations included:

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Receivable arising from unsettled securities transactions	$19,011	$52,571
Deposits paid for securities borrowed	74,901	57,572
Receivable from clearing organizations	12,572	4,933
Deposits with clearing organizations	48,329	33,799
Receivable from municipal bond fund	151,053	—
Securities failed to deliver	4,399	1,753
Other	15,143	10,381
	$325,408	$161,009

Amounts payable to brokers, dealers and clearing organizations included:

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Payable arising from unsettled securities transactions	$79,649	$11,048
Payable to clearing organizations	3,598	5,185
Securities failed to receive	873	2,430
Other	11,228	6,901
	$95,348	$25,564

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

In the normal course of business, the Company obtains securities purchased under agreements to resell, securities borrowed and margin agreements on terms that permit it to repledge or resell the securities to others, typically pursuant to repurchase agreements. The Company obtained securities with a fair value of approximately $311.5 million and $369.7 million at September 30, 2015 and December 31, 2014, respectively, of which $285.8 million and $338.8 million, respectively, had been pledged or otherwise transferred to satisfy its commitments under financial instruments and other inventory positions sold, but not yet purchased.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following is a summary of the Company’s securities sold under agreements to repurchase ("Repurchase Liabilities"), the fair market value of collateral pledged and the interest rate charged by the Company’s counterparty, which is based on LIBOR plus an applicable margin, as of September 30, 2015:

	Repurchase	Fair Market
(Dollars in thousands)	Liabilities	Value	Interest Rate
Term up to 30 day maturities:
Mortgage-backed securities	$29,702	$42,262	1.96 - 2.13%
On demand maturities:
U.S. government securities	14,186	14,362	—%
	$43,888	$56,624

Reverse repurchase agreements, repurchase agreements and securities borrowed and loaned are reported on a net basis by counterparty when a legal right of offset exists. There were no gross amounts offset on the consolidated statements of financial condition for reverse repurchase agreements, securities borrowed or repurchase agreements at September 30, 2015 and December 31, 2014, respectively, as a legal right of offset did not exist. The Company had no outstanding securities lending arrangements as of September 30, 2015 or December 31, 2014. See Note 3 for information related to the Company's offsetting of derivative contracts.

Note 7 Investments

The Company’s proprietary investments include investments in private companies and partnerships, registered mutual funds, warrants of public and private companies and private company debt. Investments included:

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Investments at fair value	$133,772	$94,869
Investments at cost	3,263	8,214
Investments accounted for under the equity method	21,850	23,757
Total investments	158,885	126,840

Less investments attributable to noncontrolling interests (1)	(35,381)	(32,563)
	$123,504	$94,277

(1)	Noncontrolling interests are attributable to third party ownership in a consolidated merchant banking fund and private equity investment vehicles.

Management regularly reviews the Company’s investments in private company debt and has concluded that no valuation allowance is needed as it is probable that all contractual principal and interest will be collected.

At September 30, 2015, investments carried on a cost basis had an estimated fair market value of $3.4 million. Because valuation estimates were based upon management’s judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 8 Other Assets

Other assets included:

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Net deferred income tax assets	$49,818	$45,851
Fee receivables	24,129	23,959
Accrued interest receivables	6,064	10,061
Forgivable loans, net	10,602	8,366
Income tax receivables	3,564	—
Prepaid expenses	6,149	6,067
Other	7,075	5,995
Total other assets	$107,401	$100,299

Note 9 Goodwill and Intangible Assets

The following table presents the changes in the carrying value of goodwill and intangible assets for the nine months ended September 30, 2015:

	Capital	Asset
(Dollars in thousands)	Markets	Management	Total
Goodwill
Balance at December 31, 2014	$15,034	$196,844	$211,878
Goodwill acquired	7,545	—	7,545
Balance at September 30, 2015	$22,579	$196,844	$219,423

Intangible assets
Balance at December 31, 2014	$2,344	$28,314	$30,658
Intangible assets acquired	1,600	—	1,600
Amortization of intangible assets	(789)	(4,530)	(5,319)
Balance at September 30, 2015	$3,155	$23,784	$26,939

On September 30, 2015, the Company acquired the assets of River Branch Holdings LLC ("River Branch"), an equity investment banking boutique focused on the financial institutions sector. The purchase was completed pursuant to the Asset Purchase Agreement dated July 11, 2015. The terms of the transaction were not disclosed as the acquisition did not have a material impact on the Company's consolidated financial statements.

The acquisition was accounted for pursuant to FASB Accounting Standards Codification Topic 805, "Business Combinations," ("ASC 805"). Accordingly, the purchase price of the acquisition was allocated to the acquired assets and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the net assets acquired was allocated between goodwill and intangible assets within the Capital Markets segment. Identifiable intangible assets purchased by the Company consisted of customer relationships with an acquisition-date fair value currently estimated to be $1.6 million. The Company anticipates finalizing the fair value of intangible assets in the fourth quarter of 2015. The final goodwill and intangible assets recorded on the Company's consolidated statements of financial condition may differ from that reflected herein as a result of measurement period adjustments. In management's opinion, the goodwill represents the reputation and expertise of River Branch in their business line.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 10 Short-Term Financing

The following is a summary of short-term financing and the weighted average interest rate on borrowings:

	Outstanding Balance		Weighted Average Interest Rate
	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)	2015	2014	2015	2014
Commercial paper (secured)	$275,962	$238,013	1.64%	1.48%
Prime broker arrangement	139,785	127,754	0.92%	0.91%
Bank lines (secured)	—	12,000	N/A	1.50%
Total short-term financing	$415,747	$377,767

The Company issues secured commercial paper to fund a portion of its securities inventory. The commercial paper notes (“CP Notes”) can be issued with maturities of 27 days to 270 days from the date of issuance. The CP Notes are issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and are secured by different inventory classes. As of September 30, 2015, the weighted average maturity of CP Series A, CP Series II A and CP Series III A was 58 days, 80 days and 6 days, respectively. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin. CP Series III A includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain excess net capital of $120 million.

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

The Company’s committed short-term bank line financing at September 30, 2015 consisted of a one-year $250 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2014. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 18, 2015. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At September 30, 2015, the Company had no advances against this line of credit.

The Company’s uncommitted secured lines at September 30, 2015 totaled $185 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company’s uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. At September 30, 2015, the Company had no advances against these lines of credit.

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

The Amended Note Purchase Agreement includes covenants that, among other things, require the Company to maintain a minimum consolidated tangible net worth and regulatory net capital, limit the Company's leverage ratio and require the Company to maintain a minimum ratio of operating cash flow to fixed charges. With respect to the net capital covenant, the Company's U.S. broker dealer subsidiary is required to maintain minimum net capital of $120 million. At September 30, 2015, the Company was in compliance with all covenants.

The Notes are recorded at amortized cost. As of September 30, 2015, the carrying value of the Notes approximated fair value.

On October 8, 2015, the Company entered into a second amended and restated note purchase agreement ("Second Amended and Restated Note Purchase Agreement") under which the Company issued $125 million of new Class C Notes. The Class C Notes bear interest at an annual fixed rate of 5.06 percent and mature on October 9, 2018. Interest on the Class C Notes is payable semi-annually. The unpaid principal amount is due in full on the maturity date and may not be prepaid by the Company. The Second Amended and Restated Note Purchase Agreement includes customary events of default and covenants that coincide with the terms of the Amended Note Purchase Agreement.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Several class action complaints were brought on behalf of a purported class of state, local and municipal government entities in connection with the bidding or sale of municipal investment contracts and municipal derivative products directly from one of the defendants or through a broker, from January 1, 1992, to the present. The complaints, which have been consolidated into a single nationwide class action entitled In re Municipal Derivatives Antitrust Litigation, MDL No. 1950 (Master Docket No. 08-2516), allege antitrust violations and are pending in the U.S. District Court for the Southern District of New York under the multi-district litigation rules. The consolidated complaint seeks unspecified treble damages under Section 1 of the Sherman Act. Several California municipalities also brought separate class action complaints in California federal court, and approximately eighteen California municipalities and two New York municipalities filed individual lawsuits that are not as part of class actions, all of which have since been transferred to the Southern District of New York and consolidated for pretrial purposes. All three sets of complaints assert similar claims under federal (and for the California and New York plaintiffs, state) antitrust claims. The plaintiffs in the consolidated class action and Piper Jaffray signed a term sheet for settlement of In re Municipal Derivatives Antitrust Litigation on September 15, 2015. The settlement is subject to execution of a final settlement agreement and court approval after notice to the class. If approved, Piper Jaffray will be required to pay $9.8 million to settle the MDL class action. Litigation in the separate California and New York cases is ongoing. As a result, litigation-related reserve activity included within other operating expenses resulted in expense of $9.8 million for the three and nine months ended September 30, 2015.

Note 13 Restructuring and Integration Costs

For the nine months ended September 30, 2015, the Company incurred pre-tax restructuring and integration charges of $1.5 million. The charges resulted from severance benefits, transaction costs and contract termination costs of $1.0 million, $0.3 million and $0.2 million, respectively.

Note 14 Shareholders’ Equity

Share Repurchases

Effective October 1, 2014, the Company’s board of directors authorized the repurchase of up to $100.0 million in common shares through September 30, 2016. During the nine months ended September 30, 2015, the Company repurchased 1,804,886 shares of the Company's common stock at an average price of $51.06 per share for an aggregate purchase price of $92.1 million related to this authorization. The Company has $7.9 million remaining under this authorization.

Effective August 14, 2015, the Company's board of directors authorized the repurchase of up to an additional $150.0 million in common shares through September 30, 2017. The Company did not repurchase any shares of the Company's outstanding common stock related to this additional authorization.

The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. The Company purchased 270,922 shares or $14.1 million of the Company’s common stock for this purpose during the nine months ended September 30, 2015.

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 15. During the nine months ended September 30, 2015 and 2014, the Company issued 485,251 shares and 635,347 shares, respectively, related to these obligations. During the nine months ended September 30, 2014, the Company also issued 103,598 common shares out of treasury stock in fulfillment of $4.2 million in obligations under the Piper Jaffray Companies Retirement Plan (the "Retirement Plan").

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders’ proportionate share of the equity in a merchant banking fund of $27.8 million and private equity investment vehicles aggregating $9.4 million as of September 30, 2015. As of December 31, 2014, noncontrolling interests included the minority equity holders’ proportionate share of the equity in a municipal bond fund of $117.0 million, a merchant banking fund of $24.7 million and private equity investment vehicles aggregating $7.8 million.

Ownership interests in entities held by parties other than the Company’s common shareholders are presented as noncontrolling interests within shareholders’ equity, separate from the Company’s own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company’s common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the nine months ended September 30, 2015 and 2014, respectively.

	Common	Common		Total
	Shares	Shareholders’	Noncontrolling	Shareholders’
(Amounts in thousands, except share amounts)	Outstanding	Equity	Interests	Equity
Balance at December 31, 2014	15,265,420	$819,912	$149,548	$969,460
Net income	—	38,802	4,532	43,334
Amortization/issuance of restricted stock	—	35,425	—	35,425
Issuance of treasury shares for options exercised	50,671	1,856	—	1,856
Issuance of treasury shares for restricted stock vestings	705,502	—	—	—
Repurchase of common stock through share repurchase program	(1,804,886)	(92,156)	—	(92,156)
Repurchase of common stock for employee tax withholding	(270,922)	(14,083)	—	(14,083)
Excess tax benefit from stock-based compensation	—	5,885	—	5,885
Shares reserved/issued for director compensation	1,425	70	—	70
Other comprehensive loss	—	(326)	—	(326)
Fund capital withdrawals, net	—	—	(116,870)	(116,870)
Balance at September 30, 2015	13,947,210	$795,385	$37,210	$832,595

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 15 Compensation Plans

Stock-Based Compensation Plans

The Company maintains one stock-based compensation plan, the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (the “Incentive Plan”). The Company’s equity awards are recognized on the consolidated statements of operations at grant date fair value over the service period of the award, net of estimated forfeitures.

The following table provides a summary of the Company’s outstanding Incentive Plan equity awards (in shares or units) as of September 30, 2015:

Restricted Stock
Annual grants	943,146
Sign-on grants	320,562
1,263,708

Restricted Stock Units
Market condition leadership grants	356,242

Stock Options	157,201

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company’s employees and directors for up to 8.2 million shares of common stock (1.7 million shares remained available for future issuance under the Incentive Plan as of September 30, 2015). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.

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

Stock-Based Compensation Activity

The Company recorded total compensation expense of $7.9 million and $7.2 million for the three months ended September 30, 2015 and 2014, respectively, and $30.4 million and $20.5 million for the nine months ended September 30, 2015 and 2014, respectively, related to employee restricted stock and restricted stock unit awards. Total compensation cost includes year-end compensation for Annual Grants and the amortization of Sign-on and Leadership Grants, less forfeitures of $0.5 million for the three months ended September 30, 2014, and $0.3 million and $0.6 million for the nine months ended September 30, 2015 and 2014, respectively. Forfeitures were immaterial for the three months ended September 30, 2015. The tax benefit related to stock-based compensation costs totaled $3.1 million and $2.8 million for the three months ended September 30, 2015 and 2014, respectively, and $11.8 million and $8.0 million for the nine months ended September 30, 2015 and 2014, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the Company’s unvested restricted stock under the Incentive Plan and Inducement Plan:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2014	1,095,305	$36.51
Granted	725,781	52.29
Vested	(547,138)	34.48
Canceled	(10,240)	38.80
September 30, 2015	1,263,708	$46.56

The following table summarizes the changes in the Company’s unvested restricted stock units under the Incentive Plan:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2014	405,826	$17.99
Granted	123,687	21.83
Vested	(149,814)	12.12
Canceled	(23,457)	12.12
September 30, 2015	356,242	$22.18

As of September 30, 2015, there was $15.7 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.4 years.

The following table summarizes the changes in the Company’s outstanding stock options:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2014	217,873	$46.66	2.0	$3,066,839
Granted	—	—
Exercised	(50,671)	36.62
Canceled	—	—
Expired	(10,001)	39.62
September 30, 2015	157,201	$50.35	2.1	$—

Options exercisable at September 30, 2015	157,201	$50.35	2.1	$—

As of September 30, 2015, there was no unrecognized compensation cost related to stock options expected to be recognized over future years.

The intrinsic value of options exercised was $0.9 million and $1.1 million, and the resulting tax benefit realized was $0.3 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Deferred Compensation Plans

The Company maintains various deferred compensation arrangements for employees.

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a percentage of their base salary, commissions and/or cash bonuses. The deferrals vest immediately and are non-forfeitable. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. Investments in the grantor trust, consisting of mutual funds, totaled $14.4 million as of September 30, 2015, and are included in investments on the consolidated statements of financial condition. The compensation deferred by the employees is expensed in the period earned. The deferred compensation liability was $14.3 million as of September 30, 2015. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

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

The computation of earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2015	2014	2015	2014
Net income applicable to Piper Jaffray Companies	$4,831	$14,668	$38,802	$50,629
Earnings allocated to participating securities (1)	(383)	(1,116)	(2,894)	(4,243)
Net income applicable to Piper Jaffray Companies’ common shareholders (2)	$4,448	$13,552	$35,908	$46,386

Shares for basic and diluted calculations:
Average shares used in basic computation	13,938	15,066	14,568	14,880
Stock options	14	63	26	54
Average shares used in diluted computation	13,952	15,129	14,594	14,934

Earnings per common share:
Basic	$0.32	$0.90	$2.46	$3.12
Diluted	$0.32	$0.90	$2.46	$3.11

(1)
Represents the allocation of earnings to participating securities. Losses are not allocated to participating securities. Participating securities include all of the Company’s unvested restricted shares. The weighted average participating shares outstanding were 1,199,864 and 1,245,665 for the three months ended September 30, 2015 and 2014, respectively, and 1,176,310 and 1,366,489 for the nine months ended September 30, 2015 and 2014, respectively.

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

The anti-dilutive effects from stock options were immaterial for the nine months ended September 30, 2015 and 2014.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 17 Segment Reporting

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

Reportable segment financial results are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014

Capital Markets
Investment banking
Financing
Equities	$24,437	$14,269	$96,681	$93,628
Debt	20,476	14,435	72,312	48,148
Advisory services	46,958	66,320	116,363	145,743
Total investment banking	91,871	95,024	285,356	287,519

Institutional sales and trading
Equities	20,026	16,711	59,338	59,337
Fixed income	18,259	22,737	59,958	69,060
Total institutional sales and trading	38,285	39,448	119,296	128,397

Management and performance fees	1,898	1,387	3,926	4,512

Investment income	7,274	5,224	22,194	20,600

Long-term financing expenses	(1,668)	(1,613)	(4,781)	(5,058)

Net revenues	137,660	139,470	425,991	435,970

Operating expenses (1)	129,224	119,001	369,114	364,622

Segment pre-tax operating income	$8,436	$20,469	$56,877	$71,348

Segment pre-tax operating margin	6.1%	14.7%	13.4%	16.4%

Continued on next page

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014

Asset Management
Management and performance fees
Management fees	$17,053	$19,738	$54,596	$59,474
Performance fees	—	470	208	834
Total management and performance fees	17,053	20,208	54,804	60,308

Investment income/(loss)	(5,096)	(252)	(5,241)	1,312

Net revenues	11,957	19,956	49,563	61,620

Operating expenses (1)	13,605	14,733	42,501	44,146

Segment pre-tax operating income/(loss)	$(1,648)	$5,223	$7,062	$17,474

Segment pre-tax operating margin	(13.8)%	26.2%	14.2%	28.4%

Total
Net revenues	$149,617	$159,426	$475,554	$497,590

Operating expenses (1)	142,829	133,734	411,615	408,768

Pre-tax operating income	$6,788	$25,692	$63,939	$88,822

Pre-tax operating margin	4.5%	16.1%	13.4%	17.9%
(1)Operating expenses include intangible asset amortization expense as set forth in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Capital Markets	$263	$743	$789	$2,229
Asset Management	1,510	1,575	4,530	4,725
Total intangible asset amortization expense	$1,773	$2,318	$5,319	$6,954

Reportable segment assets are as follows:

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Capital Markets	$2,024,338	$2,352,404
Asset Management	274,724	271,513
	$2,299,062	$2,623,917

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

At September 30, 2015, net capital calculated under the SEC rule was $156.5 million, and exceeded the minimum net capital required under the SEC rule by $155.5 million.

The Company’s committed short-term credit facility and its variable rate senior notes include covenants requiring Piper Jaffray to maintain minimum net capital of $120 million. CP Notes issued under CP Series III A include a covenant that requires Piper Jaffray to maintain excess net capital of $120 million.

Piper Jaffray Ltd., a broker dealer subsidiary registered in the United Kingdom, was subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of September 30, 2015, Piper Jaffray Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Jaffray Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At September 30, 2015, Piper Jaffray Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Note 19 Subsequent Events

On October 9, 2015, the Company completed the purchase of BMO Capital Markets GKST Inc. ("BMO GKST"), a municipal bond sales, trading and origination business of BMO Financial Corp. The purchase was completed pursuant to the Stock Purchase Agreement dated July 19, 2015. The terms of the transaction were not disclosed, however, the acquisition is not expected to have a material impact on the Company's consolidated financial statements. BMO GKST will expand the Company's fixed income institutional sales, trading and underwriting platforms.

The acquisition is being accounted for pursuant to ASC 805. The allocation of the purchase price will be finalized upon completion of the analysis of the fair values of the net assets acquired. Goodwill and identifiable intangible assets will be allocated to the Capital Markets segment upon completion of the purchase price allocation.

BMO GKST's results of operations will be included in the Company's consolidated financial statements prospectively from the date of acquisition.

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

On September 30, 2015, we acquired the assets of River Branch Holdings LLC ("River Branch"), an equity investment banking boutique focused on the financial institutions sector. The acquisition further strengthens our mergers and acquisitions leadership in the middle markets and adds investment banking resources dedicated to banks, thrifts, and depository institutions, building upon the recent expansion of our financial institutions group.

On July 19, 2015, we reached a definitive agreement with BMO Financial Corp. ("BMO") to acquire BMO Capital Markets GKST Inc. ("BMO GKST"), BMO's municipal bond sales, trading and origination business. The transaction closed on October 9, 2015. This acquisition expands our fixed income institutional sales, trading and underwriting platforms. Additionally, it strengthens our strategic analytic and advisory capabilities, and supports our growing financial institutions group with their coverage of bank clients.

BMO GKST's results of operations will be included in our consolidated financial statements prospectively from the date of acquisition.

We incurred $1.5 million of restructuring, integration and transaction costs in the third quarter of 2015 principally related to these acquisitions. Additionally, we expect to incur approximately $6.0 million to $7.0 million of restructuring and integration costs in the fourth quarter of 2015.

Results for the three and nine months ended September 30, 2015

Net income applicable to Piper Jaffray Companies in the third quarter of 2015 was $4.8 million, or $0.32 per diluted common share, compared with $14.7 million, or $0.90 per diluted common share, for the prior-year period. Net revenues for the three months ended September 30, 2015 were $149.6 million, a decrease of 6.2 percent from $159.4 million reported in the year-ago period, due to lower advisory services and asset management revenues, as well as lower investment income. These decreases were partially offset by higher equity and debt financing revenues. For the three months ended September 30, 2015, non-compensation expenses were $46.7 million, up 27.7 percent compared with $36.6 million in the third quarter of 2014, due primarily to a $9.8 million charge related to a pending settlement of our multi-district class action antitrust litigation related to municipal derivatives. This litigation originated in 2006 and is described in greater detail in "Legal Proceedings" in Part II, Item 1 in this Quarterly Report on Form 10-Q.

For the three months ended September 30, 2015, adjusted net income applicable to Piper Jaffray Companies was $7.3 million(1), or $0.48(1) per diluted common share, compared with $16.9 million(1), or $1.03(1) per diluted common share, for the prior-year period. The current period includes the impact of the $9.8 million, pre-tax, or $0.39 per diluted common share, legal settlement charge discussed above. Adjusted net revenues for the three months ended September 30, 2015 were $148.4 million(1), a decrease of 4.8 percent from $155.9 million(1) reported in the year-ago period. For the three months ended September 30, 2015, adjusted non-compensation expenses were $42.6 million(1), up 28.7 percent from $33.1 million(1) for the three months ended September 30, 2014.

Net income applicable to Piper Jaffray Companies in the first nine months of 2015 was $38.8 million, or $2.46 per diluted common share, compared with $50.6 million, or $3.11 per diluted common share, for the prior-year period. For the twelve months ended September 30, 2015, we generated a rolling twelve month return on average common shareholders' equity of 6.3 percent, compared with 10.2 percent for the rolling twelve months ended September 30, 2014. Net revenues for the nine months ended September 30, 2015 were $475.6 million, down 4.4 percent from $497.6 million in the year-ago period, due to lower advisory services, fixed income institutional brokerage and asset management revenues, partially offset by higher debt financing revenues. For the nine months ended September 30, 2015, non-compensation expenses were $116.1 million, an increase of 7.5 percent compared with $108.0 million for the nine months ended September 30, 2014.

In the first nine months of 2015, adjusted net income applicable to Piper Jaffray Companies was $44.7 million(1), or $2.83(1) per diluted common share, compared with $57.4 million(1), or $3.52(1) per diluted common share, for the prior-year period. Adjusted net revenues for the nine months ended September 30, 2015 decreased 3.3 percent to $468.0 million(1), compared with $484.0 million(1) reported in the year-ago period. In the first nine months of 2015, adjusted non-compensation expenses were $106.2 million(1), up 9.3 percent from $97.2 million(1) for the nine months ended September 30, 2014.

(1)	Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Net revenues:
Net revenues – U.S. GAAP basis	$149,617	$159,426	$475,554	$497,590
Adjustments:
Revenue related to noncontrolling interests	(1,223)	(3,576)	(7,542)	(13,545)
Adjusted net revenues	$148,394	$155,850	$468,012	$484,045

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$46,697	$36,554	$116,072	$108,023
Adjustments:
Non-compensation expenses related to noncontrolling interests	(839)	(1,148)	(3,010)	(3,824)
Restructuring and integration costs	(1,496)	—	(1,496)	—
Amortization of intangible assets related to acquisitions	(1,773)	(2,318)	(5,319)	(6,954)
Adjusted non-compensation expenses	$42,589	$33,088	$106,247	$97,245

Net income applicable to Piper Jaffray Companies:
Net income applicable to Piper Jaffray Companies – U.S. GAAP basis	$4,831	$14,668	$38,802	$50,629
Adjustments:
Compensation from acquisition-related agreements	422	801	1,738	2,454
Restructuring and integration costs	914	—	914	—
Amortization of intangible assets related to acquisitions	1,083	1,416	3,249	4,331
Adjusted net income applicable to Piper Jaffray Companies	$7,250	$16,885	$44,703	$57,414

Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$0.32	$0.90	$2.46	$3.11
Adjustments:
Compensation from acquisition-related agreements	0.03	0.05	0.11	0.15
Restructuring and integration costs	0.06	—	0.06	—
Amortization of intangible assets related to acquisitions	0.07	0.09	0.21	0.27
Adjusted earnings per diluted common share	$0.48	$1.03	$2.83	$3.52

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

Factors that differentiate our business within the financial services industry may also affect our financial results. For example, our capital markets business focuses on a middle-market clientele in specific industry sectors. If the business environment for our focus sectors is impacted disproportionately as compared to the economy as a whole, our business and results of operations will be negatively impacted. In addition, our business could be affected differently than overall market trends. Given the variability of the capital markets and securities businesses, our earnings may fluctuate significantly from period to period, and results for any individual period should not be considered indicative of future results.

Outlook for the remainder of 2015

We continue to encounter mixed signals relative to the strength of the recovery for the U.S. economy. Exogenous factors, like continued weakening in major economies internationally or significant geopolitical events or conflicts, could adversely impact the rate of growth in the U.S. and continue to inject volatility into the U.S. equity and debt markets. The Federal Reserve has signaled its intention to begin gradually raising short-term interest rates later in 2015; however, changes in the economic outlook and unanticipated developments, such as recent turmoil in the global economy, could impact the timing of this plan.

The decline in municipal debt underwriting activity in the third quarter of 2015 from elevated levels in the first half of 2015 was attributable to volatility in interest rates coupled with anxiety around the Federal Reserve's future actions. Although the level of municipal debt underwriting activity for 2015 has been robust, the uncertainty regarding interest rates may continue to impact volumes for the remainder of the year. A gradual and predictable increase in interest rates should be accommodative to our fixed income institutional brokerage business. We intend to maintain a conservative bias in managing our inventories and hedging strategies to mitigate market volatility and our exposure to interest rates.

For the remainder of 2015, we expect that the equity markets may include periods of heightened volatility. While the higher volatility would benefit our equity sales and trading business, a period of sustained market volatility or correction may be disruptive to our capital raising. We believe that our advisory services business will continue to perform well through the end of 2015.

Asset management revenues will continue to be dependent upon valuations and our investment performance, which can impact the amount of client inflows and outflows of assets under management. Our exposure to energy through a dedicated energy fund, our MLP strategies and energy holdings in our domestic strategies, adversely impacted our assets under management in the third quarter of 2015. Given the sharp drop-off in MLP valuations, we believe the market may have entered oversold territory and we may experience some recovery in valuations in the fourth quarter of 2015.

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

Financial Summary for the three months ended September 30, 2015 and September 30, 2014

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	September 30,			September 30,
			2015
(Dollars in thousands)	2015	2014	v2014	2015	2014
Revenues:
Investment banking	$91,640	$94,911	(3.4)%	61.2%	59.5%
Institutional brokerage	34,182	35,923	(4.8)	22.8	22.5
Asset management	18,951	21,595	(12.2)	12.7	13.5
Interest	9,128	10,828	(15.7)	6.1	6.8
Investment income	831	2,690	(69.1)	0.6	1.7
Total revenues	154,732	165,947	(6.8)	103.4	104.1

Interest expense	5,115	6,521	(21.6)	3.4	4.1

Net revenues	149,617	159,426	(6.2)	100.0	100.0

Non-interest expenses:
Compensation and benefits	96,132	97,180	(1.1)	64.3	61.0
Outside services	9,316	9,155	1.8	6.2	5.7
Occupancy and equipment	7,025	8,312	(15.5)	4.7	5.2
Communications	6,234	5,661	10.1	4.2	3.6
Marketing and business development	6,965	6,827	2.0	4.7	4.3
Trade execution and clearance	1,982	1,905	4.0	1.3	1.2
Restructuring and integration costs	1,496	—	N/M	1.0	—
Intangible asset amortization expense	1,773	2,318	(23.5)	1.2	1.5
Other operating expenses	11,906	2,376	401.1	8.0	1.5
Total non-interest expenses	142,829	133,734	6.8	95.5	83.9

Income before income tax expense	6,788	25,692	(73.6)	4.5	16.1

Income tax expense	1,573	8,596	(81.7)	1.1	5.4

Net income	5,215	17,096	(69.5)	3.5	10.7

Net income applicable to noncontrolling interests	384	2,428	(84.2)	0.3	1.5

Net income applicable to Piper Jaffray Companies	$4,831	$14,668	(67.1)%	3.2%	9.2%
N/M – Not meaningful

For the three months ended September 30, 2015, we recorded net income applicable to Piper Jaffray Companies of $4.8 million. Net revenues for the three months ended September 30, 2015 were $149.6 million, a 6.2 percent decrease compared to $159.4 million in the year-ago period. In the third quarter of 2015, investment banking revenues were $91.6 million, compared with $94.9 million in the prior-year period, as lower advisory services revenues were partially offset by higher equity and debt financing revenues. For the three months ended September 30, 2015, institutional brokerage revenues decreased to $34.2 million, compared with $35.9 million in the third quarter of 2014, as lower fixed income institutional brokerage revenues were offset in part by higher equity institutional brokerage revenues. In the third quarter of 2015, asset management fees of $19.0 million were down 12.2 percent compared with $21.6 million in the third quarter of 2014 due primarily to lower management fees from our value equity product offerings resulting from decreased assets under management. For the three months ended September 30, 2015, net interest income was $4.0 million, compared with $4.3 million in the prior-year period. In the third quarter of 2015, investment income was $0.8 million, compared with $2.7 million in the prior-year period, as we recorded gains associated with our investment and the noncontrolling interests in the merchant banking fund that we manage, which were partially offset by losses on our investments in the registered funds that we manage. Non-interest expenses were $142.8 million for the three months ended September 30, 2015, up 6.8 percent compared to $133.7 million in the prior year, due to higher legal reserves resulting from a pending settlement of a legal matter during the quarter.

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

For the three months ended September 30, 2015, compensation and benefits expenses decreased to $96.1 million, compared with $97.2 million in the corresponding period of 2014. Compensation and benefits expenses as a percentage of net revenues was 64.3 percent in the third quarter of 2015, compared with 61.0 percent in the third quarter of 2014. The increased compensation ratio was attributable to significant hiring efforts surrounding our financial institutions group as well as a change in our mix of revenues.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses were essentially flat at $9.3 million in the third quarter of 2015, compared with $9.2 million in the corresponding period of 2014. Excluding the portion of expenses from non-controlled equity interests in our consolidated alternative asset management funds, outside services expenses decreased 5.4 percent due primarily to lower legal and professional fees.

Occupancy and Equipment – For the three months ended September 30, 2015, occupancy and equipment expenses decreased 15.5 percent to $7.0 million, compared with $8.3 million for the three months ended September 30, 2014. In 2014, we incurred incremental occupancy expenses related to our office space in New York City, the majority of which were one-time in nature.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the three months ended September 30, 2015, communication expenses increased 10.1 percent to $6.2 million, compared with $5.7 million for the three months ended September 30, 2014, due to higher market data services, resulting in part from our financial institutions group expansion.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. For the three months ended September 30, 2015, marketing and business development expenses were $7.0 million, compared with $6.8 million for the three months ended September 30, 2014.

Trade Execution and Clearance – For the three months ended September 30, 2015, trade execution and clearance expenses were essentially flat at $2.0 million, compared with the corresponding period of 2014.

Restructuring and Integration Costs – In the third quarter of 2015, we recorded restructuring and integration costs of $1.5 million primarily related to the acquisitions of River Branch and BMO GKST. The expenses consisted of $1.0 million of severance benefits, $0.3 million of transaction costs, and $0.2 million of contract termination costs. We expect to incur approximately $6.0 million to $7.0 million of additional restructuring and integration costs in the fourth quarter of 2015.

Intangible Asset Amortization Expense – Intangible asset amortization expense includes the amortization of definite-lived intangible assets consisting of customer relationships and non-competition agreements. For the three months ended September 30, 2015, intangible asset amortization expense was $1.8 million, compared with $2.3 million in the three months ended September 30, 2014. Beginning in the fourth quarter of 2015, we anticipate incurring additional intangible asset amortization expense related to the acquisitions of River Branch and BMO GKST.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses were $11.9 million in the third quarter of 2015, compared with $2.4 million in the third quarter of 2014. The increase was due primarily to a $9.8 million charge resulting from settlement of a legal matter during the quarter.

Income Taxes – For the three months ended September 30, 2015, our provision for income taxes was $1.6 million equating to an effective tax rate, excluding noncontrolling interests, of 24.6 percent, compared with $8.6 million in the prior-year period equating to an effective tax rate, excluding noncontrolling interests, of 36.9 percent. The reduced effective tax rate was due to the impact of tax-exempt interest income representing a larger proportion of pre-tax income.

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

Capital Markets

The following table sets forth the Capital Markets adjusted segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Three Months Ended September 30,
	2015				2014
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Financing
Equities	$24,437	$—	$—	$24,437	$14,269	$—	$—	$14,269
Debt	20,476	—	—	20,476	14,435	—	—	14,435
Advisory services	46,958	—	—	46,958	66,320	—	—	66,320
Total investment banking	91,871	—	—	91,871	95,024	—	—	95,024

Institutional sales and trading
Equities	20,026	—	—	20,026	16,711	—	—	16,711
Fixed income	18,259	—	—	18,259	22,737	—	—	22,737
Total institutional sales and trading	38,285	—	—	38,285	39,448	—	—	39,448

Management and performance fees	1,898	—	—	1,898	1,387	—	—	1,387

Investment income	6,051	1,223	—	7,274	1,648	3,576	—	5,224

Long-term financing expenses	(1,668)	—	—	(1,668)	(1,613)	—	—	(1,613)

Net revenues	136,437	1,223	—	137,660	135,894	3,576	—	139,470

Operating expenses	125,936	839	2,449	129,224	116,120	1,148	1,733	119,001

Segment pre-tax operating income	$10,501	$384	$(2,449)	$8,436	$19,774	$2,428	$(1,733)	$20,469

Segment pre-tax operating margin	7.7%			6.1%	14.6%			14.7%

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
Other adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Three Months Ended September 30,
(Dollars in thousands)	2015	2014
Compensation from acquisition-related agreements	$690	$990
Restructuring and integration costs	1,496	—
Amortization of intangible assets related to acquisitions	263	743
	$2,449	$1,733

Capital Markets adjusted net revenues were $136.4 million for the three months ended September 30, 2015, compared with $135.9 million in the prior-year period.

Investment banking revenues comprise all of the revenues generated through financing and advisory services activities. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.

In the third quarter of 2015, investment banking revenues decreased 3.3 percent to $91.9 million, compared with $95.0 million in the corresponding period of the prior year. For the three months ended September 30, 2015, equity financing revenues were $24.4 million, an increase of 71.3 percent compared with $14.3 million in the prior-year period, due to more completed transactions and higher revenue per transaction as equity capital raising in the growth sectors in which we compete was sluggish in the third quarter of 2014. During the third quarter of 2015, we completed 22 equity financings, raising $3.0 billion for our clients, compared with 15 equity financings, raising $3.5 billion for our clients in the comparable year-ago period. Equity financing revenues per transaction in the third quarter of 2015 were higher as the number of transactions for which we served as the book runner increased. In the third quarter of 2015, we were book runner on 77 percent of our transactions, compared to 40 percent of our transactions in the year-ago period. Debt financing revenues for the three months ended September 30, 2015 were $20.5 million, up 41.8 percent compared with $14.4 million in the year-ago period, due to higher public finance revenues from more completed transactions as municipal issuance volumes increased compared to the third quarter of 2014. We also realized market share gains attributable to our geographic expansion and other growth initiatives. During the third quarter of 2015, we completed 104 negotiated public finance issues with a total par value of $2.3 billion, compared with 85 negotiated public finance issues with a total par value of $1.8 billion during the prior-year period. For the three months ended September 30, 2015, advisory services revenues were $47.0 million, down 29.2 percent compared with a strong third quarter of 2014, due to lower revenue per transaction. We completed 21 transactions with an aggregate enterprise value of $6.9 billion in the third quarter of 2015, compared with 22 transactions with an aggregate enterprise value of $4.7 billion in the third quarter of 2014.

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

For the three months ended September 30, 2015, institutional brokerage revenues were $38.3 million, compared with $39.4 million in the prior-year period. Equity institutional brokerage revenues increased 19.8 percent to $20.0 million in the third quarter of 2015, compared with $16.7 million in the corresponding period of 2014, due to higher client trading volumes driven by market volatility, as well as additional activity from our financial institutions group expansion. For the three months ended September 30, 2015, fixed income institutional brokerage revenues were $18.3 million, down 19.7 percent compared with $22.7 million in the prior-year period, due to lower trading gains resulting from challenging market conditions across most asset classes. Volatility in treasury rates and uncertainty in the direction of interest rates resulted in decreased customer flows. Also, we continued to maintain our neutral stance and conservative bias towards interest rates which protected our downside risk, but also limited our upside potential.

Management and performance fees include the fees generated from our municipal bond and merchant banking funds. For the three months ended September 30, 2015, management and performance fees were $1.9 million, compared with $1.4 million in the prior-year period. In the second quarter of 2015, we notified third party investors of our intention to close the municipal bond fund and we completed liquidation of the fund in October 2015.

Adjusted investment income includes realized and unrealized gains and losses on our investments in the merchant banking fund and the municipal bond fund that we manage for third party investors, and other firm investments. For the three months ended September 30, 2015, adjusted investment income was $6.1 million, compared to $1.6 million in the corresponding period of 2014. In the third quarter of 2015, we recorded higher gains on our merchant banking activities.

Long-term financing expenses primarily represent interest paid on our variable rate senior notes. For the three months ended September 30, 2015, long-term financing expenses were $1.7 million, compared with $1.6 million in the prior-year period.

Capital Markets adjusted segment pre-tax operating margin for the three months ended September 30, 2015 was 7.7 percent, compared with 14.6 percent for the corresponding period of 2014. The decrease in adjusted pre-tax operating margin was primarily due to higher non-compensation costs resulting from a pending legal settlement, as well as additional expenses associated with our financial institutions group expansion.

Asset Management

The following table sets forth the Asset Management segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Three Months Ended September 30,
	2015				2014
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
Value equity	$8,997	$—	$—	$8,997	$11,356	$—	$—	$11,356
MLP	8,056	—	—	8,056	8,382	—	—	8,382
Total management fees	17,053	—	—	17,053	19,738	—	—	19,738

Performance fees
Value equity	—	—	—	—	430	—	—	430
MLP	—	—	—	—	40	—	—	40
Total performance fees	—	—	—	—	470	—	—	470

Total management and performance fees	17,053	—	—	17,053	20,208	—	—	20,208

Investment loss	(5,096)	—	—	(5,096)	(252)	—	—	(252)

Total net revenues	11,957	—	—	11,957	19,956	—	—	19,956

Operating expenses	12,095	—	1,510	13,605	12,837	—	1,896	14,733

Segment pre-tax operating income/(loss)	$(138)	$—	$(1,510)	$(1,648)	$7,119	$—	$(1,896)	$5,223

Segment pre-tax operating margin	(1.2)%			(13.8)%	35.7%			26.2%

(1)	Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Three Months Ended September 30,
(Dollars in thousands)	2015	2014
Compensation from acquisition-related agreements	$—	$321
Amortization of intangible assets related to acquisitions	1,510	1,575
	$1,510	$1,896

Management and performance fee revenues comprise the revenues generated through management and investment advisory services performed for separately managed accounts, registered funds and partnerships. Investment performance and client asset inflows and outflows have a direct effect on management and performance fee revenues. Management fees are generally based on the level of assets under management ("AUM") measured monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations or net client asset flows, will result in a corresponding increase or decrease in management fees. Fees vary with the type of assets managed and the vehicle in which they are managed. Performance fees are earned when the investment return on AUM exceeds certain benchmark targets or other performance targets over a specified measurement period. The level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in total AUM. The majority of performance fees, if earned, are generally recorded in the fourth quarter of the applicable year or upon withdrawal of client assets. At September 30, 2015, approximately three percent of our AUM was eligible to earn performance fees.

For the three months ended September 30, 2015, management fees were $17.1 million, a decrease of 13.6 percent, compared with $19.7 million in the prior-year period, due primarily to lower management fees from our value equity product offerings. In the third quarter of 2015, management fees related to our value equity strategies were $9.0 million, down 20.8 percent compared to $11.4 million in the corresponding period of 2014. The decrease was due to lower AUM from net client outflows and market depreciation, as well as a lower average effective revenue yield. The average effective revenue yield for our value equity strategies was 67 basis points for the third quarter of 2015, compared with 76 basis points for the prior-year period. The decline in the average effective revenue yield was driven by large new investments from institutional investors, which have a lower fee structure. Management fees from our MLP strategies decreased 3.9 percent in the third quarter of 2015 to $8.1 million, compared with $8.4 million in the third quarter of 2014. The decline in management fees resulting from lower AUM, driven by a drop-off in MLP valuations, was offset in part by a higher average effective revenue yield. The average effective revenue yield for our MLP strategies was 64 basis points for the three months ended September 30, 2015, compared to 54 basis points for the corresponding period in the prior year. The increased average effective revenue yield was due to more assets from individual investors in open-ended funds, which earn higher fees.

Investment loss includes gains and losses from our investments in registered funds and private funds or partnerships that we manage. For the three months ended September 30, 2015, investment loss was $5.1 million compared with a loss of $0.3 million for the prior-year period.

Adjusted segment pre-tax operating margin for the three months ended September 30, 2015 was a negative 1.2 percent, compared to 35.7 percent for the three months ended September 30, 2014. The decrease resulted from investment losses and lower management fees.

The following table summarizes the changes in our AUM for the periods presented:

			Twelve
	Three Months Ended		Months Ended
	September 30,		September 30,
(Dollars in millions)	2015	2014	2015
Value Equity
Beginning of period	$5,757	$6,577	$5,999
Net outflows	(208)	(161)	(658)
Net market depreciation	(495)	(417)	(287)
End of period	$5,054	$5,999	$5,054

MLP
Beginning of period	$5,626	$6,036	$6,171
Net inflows	154	83	489
Net market appreciation/(depreciation)	(1,471)	52	(2,351)
End of period	$4,309	$6,171	$4,309

Total
Beginning of period	$11,383	$12,613	$12,170
Net outflows	(54)	(78)	(169)
Net market depreciation	(1,966)	(365)	(2,638)
End of period	$9,363	$12,170	$9,363

Total AUM was $9.4 billion at September 30, 2015. Value equity AUM declined to $5.1 billion at September 30, 2015, compared with $5.8 billion at June 30, 2015 as we experienced both net client outflows and net market depreciation during the quarter. MLP AUM decreased to $4.3 billion at September 30, 2015 due to net market depreciation of $1.5 billion as the MLP sector has been under pressure most of the year and price declines accelerated in the third quarter of 2015.

Financial Summary for the nine months ended September 30, 2015 and September 30, 2014

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
			2015
(Dollars in thousands)	2015	2014	v2014	2015	2014
Revenues:
Investment banking	$284,786	$287,198	(0.8)%	59.9%	57.7%
Institutional brokerage	106,879	114,485	(6.6)	22.5	23.0
Asset management	58,730	64,820	(9.4)	12.3	13.0
Interest	32,755	36,935	(11.3)	6.9	7.4
Investment income	10,123	12,379	(18.2)	2.1	2.5
Total revenues	493,273	515,817	(4.4)	103.7	103.7

Interest expense	17,719	18,227	(2.8)	3.7	3.7

Net revenues	475,554	497,590	(4.4)	100.0	100.0

Non-interest expenses:
Compensation and benefits	295,543	300,745	(1.7)	62.1	60.4
Outside services	26,385	27,837	(5.2)	5.5	5.6
Occupancy and equipment	20,791	22,151	(6.1)	4.4	4.5
Communications	17,650	17,048	3.5	3.7	3.4
Marketing and business development	21,186	19,787	7.1	4.5	4.0
Trade execution and clearance	5,956	5,527	7.8	1.3	1.1
Restructuring and integration costs	1,496	—	N/M	0.3	—
Intangible asset amortization expense	5,319	6,954	(23.5)	1.1	1.4
Other operating expenses	17,289	8,719	98.3	3.6	1.8
Total non-interest expenses	411,615	408,768	0.7	86.6	82.1

Income before income tax expense	63,939	88,822	(28.0)	13.4	17.9

Income tax expense	20,605	28,472	(27.6)	4.3	5.7

Net income	43,334	60,350	(28.2)	9.1	12.1

Net income applicable to noncontrolling interests	4,532	9,721	(53.4)	1.0	2.0

Net income applicable to Piper Jaffray Companies	$38,802	$50,629	(23.4)%	8.2%	10.2%

Except as discussed below, the description of non-interest expense and net revenues as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.

For the nine months ended September 30, 2015, we recorded net income applicable to Piper Jaffray Companies of $38.8 million. Net revenues for the nine months ended September 30, 2015 were $475.6 million, a 4.4 percent decrease compared to $497.6 million in the year-ago period. In the first nine months of 2015, investment banking revenues were $284.8 million, down slightly compared with the prior-year period as lower advisory services revenues were offset in part by higher debt financing revenues. For the nine months ended September 30, 2015, institutional brokerage revenues decreased 6.6 percent to $106.9 million, compared with $114.5 million in the first nine months of 2014, due to lower fixed income institutional brokerage revenues. In the first nine months of 2015, asset management fees decreased 9.4 percent to $58.7 million, compared with $64.8 million in the first nine months of 2014, due to lower management fees from our value equity product offerings, as well as decreased performance fees. In the first nine months of 2015, net interest income decreased to $15.0 million, compared with $18.7 million in the prior-year period. The decrease primarily resulted from lower average inventory balances in mortgage-backed and municipal securities, as well as lower interest income attributable to a merchant banking debt investment that was repaid in the second quarter of 2014. For the nine months ended September 30, 2015, investment income was $10.1 million, compared with $12.4 million in the prior-year period. Non-interest expenses were $411.6 million for the nine months ended September 30, 2015, compared with $408.8 million in year-ago period as a decline in compensation and benefits expenses resulting from with lower revenues and profitability was more than offset by higher legal reserves associated with a pending legal settlement.

Consolidated Non-Interest Expenses

Outside Services – Outside services expenses decreased 5.2 percent to $26.4 million in the first nine months of 2015, compared with $27.8 million in the corresponding period of 2014. Excluding the portion of expenses from non-controlled equity interests in our consolidated alternative asset management funds, outside services expenses decreased 4.8 percent due primarily to lower legal and professional fees.

Income Taxes – For the nine months ended September 30, 2015, our provision for income taxes was $20.6 million equating to an effective tax rate, excluding noncontrolling interests, of 34.7 percent, compared with $28.5 million in the prior-year period equating to an effective tax rate, excluding noncontrolling interests, of 36.0 percent.

Segment Performance

Capital Markets

The following table sets forth the Capital Markets adjusted segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Nine Months Ended September 30,
	2015				2014
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Financing
Equities	$96,681	$—	$—	$96,681	$93,628	$—	$—	$93,628
Debt	72,312	—	—	72,312	48,148	—	—	48,148
Advisory services	116,363	—	—	116,363	145,743	—	—	145,743
Total investment banking	285,356	—	—	285,356	287,519	—	—	287,519

Institutional sales and trading
Equities	59,338	—	—	59,338	59,337	—	—	59,337
Fixed income	59,958	—	—	59,958	69,060	—	—	69,060
Total institutional sales and trading	119,296	—	—	119,296	128,397	—	—	128,397

Management and performance fees	3,926	—	—	3,926	4,512	—	—	4,512

Investment income	14,652	7,542	—	22,194	7,055	13,545	—	20,600

Long-term financing expenses	(4,781)	—	—	(4,781)	(5,058)	—	—	(5,058)

Net revenues	418,449	7,542	—	425,991	422,425	13,545	—	435,970

Operating expenses	361,188	3,010	4,916	369,114	355,516	3,824	5,282	364,622

Segment pre-tax operating income	$57,261	$4,532	$(4,916)	$56,877	$66,909	$9,721	$(5,282)	$71,348

Segment pre-tax operating margin	13.7%			13.4%	15.8%			16.4%

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
Other adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Compensation from acquisition-related agreements	$2,631	$3,053
Restructuring and integration costs	1,496	—
Amortization of intangible assets related to acquisitions	789	2,229
	$4,916	$5,282

Capital Markets adjusted net revenues were $418.4 million for the nine months ended September 30, 2015, compared with $422.4 million in the prior-year period.

In the first nine months of 2015, investment banking revenues decreased slightly to $285.4 million, compared with $287.5 million in the corresponding period of the prior year. For the nine months ended September 30, 2015, equity financing revenues were $96.7 million, an increase of 3.3 percent compared with $93.6 million in the prior-year period. During the first nine months of 2015, we completed 84 equity financings, raising $15.5 billion for our clients, compared with 79 equity financings, raising $18.0 billion for our clients in the year-ago period. Debt financing revenues for the nine months ended September 30, 2015 were $72.3 million, up 50.2 percent compared with $48.1 million in the year-ago period, due to higher public finance revenues driven by market-wide increases in the volume of municipal issuances in 2015, as well as gains in market share. During the first nine months of 2015, we completed 366 negotiated public finance issues with a total par value of $9.4 billion, compared with 259 negotiated public finance issues with a total par value of $5.7 billion during the prior-year period. For the nine months ended September 30, 2015, advisory services revenues decreased to $116.4 million, compared with $145.7 million in the first nine months of 2014, due to fewer completed transactions and lower revenue per transaction. We completed 50 transactions with an aggregate enterprise value of $11.9 billion in the first nine months of 2015, compared with 55 transactions with an aggregate enterprise value of $11.2 billion in the first nine months of 2014.

For the nine months ended September 30, 2015, institutional brokerage revenues decreased 7.1 percent to $119.3 million, compared with $128.4 million in the prior-year period, due to lower fixed income institutional brokerage revenues. Equity institutional brokerage revenues were $59.3 million in the first nine months of 2015, consistent with the corresponding period of 2014. For the nine months ended September 30, 2015, fixed income institutional brokerage revenues were $60.0 million, compared with $69.1 million in the prior-year period, due primarily to lower strategic trading gains resulting from challenging market conditions.

For the nine months ended September 30, 2015, management and performance fees were $3.9 million, compared with $4.5 million in the prior-year period, due to lower performance fees associated with our municipal bond fund, partially offset by increased management fees from our merchant banking fund.

For the nine months ended September 30, 2015, adjusted investment income was $14.7 million, compared to $7.1 million in the corresponding period of 2014. The increase resulted from higher gains on our merchant banking activities and other firm investments.

For the nine months ended September 30, 2015, long-term financing expenses decreased to $4.8 million, compared with $5.1 million in the prior-year period.

Capital Markets adjusted segment pre-tax operating margin for the nine months ended September 30, 2015 was 13.7 percent, compared with 15.8 percent for the corresponding period of 2014. The decrease in adjusted pre-tax operating margin was primarily due to higher non-compensation expenses resulting from a pending legal settlement as well as additional expenses associated with our financial institutions group expansion.

Asset Management

The following table sets forth the Asset Management segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Nine Months Ended September 30,
	2015				2014
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
Value equity	$29,404	$—	$—	$29,404	$37,148	$—	$—	$37,148
MLP	25,192	—	—	25,192	22,326	—	—	22,326
Total management fees	54,596	—	—	54,596	59,474	—	—	59,474

Performance fees
Value equity	208	—	—	208	625	—	—	625
MLP	—	—	—	—	209	—	—	209
Total performance fees	208	—	—	208	834	—	—	834

Total management and performance fees	54,804	—	—	54,804	60,308	—	—	60,308

Investment income/(loss)	(5,241)	—	—	(5,241)	1,312	—	—	1,312

Total net revenues	49,563	—	—	49,563	61,620	—	—	61,620

Operating expenses	37,757	—	4,744	42,501	38,458	—	5,688	44,146

Segment pre-tax operating income	$11,806	$—	$(4,744)	$7,062	$23,162	$—	$(5,688)	$17,474

Segment pre-tax operating margin	23.8%			14.2%	37.6%			28.4%

(1)	Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Compensation from acquisition-related agreements	$214	$963
Amortization of intangible assets related to acquisitions	4,530	4,725
	$4,744	$5,688

For the nine months ended September 30, 2015, management fees were $54.6 million, a decrease of 8.2 percent, compared with $59.5 million in the prior-year period, due to lower management fees from our value equity product offerings, offset in part by higher management fees from our MLP product offerings. In the first nine months of 2015, management fees related to our value equity strategies were $29.4 million, down 20.8 percent compared to $37.1 million in the corresponding period of 2014, due to lower AUM and lower average effective revenue yield. The average effective revenue yield for our value equity strategies was 70 basis points for the nine months ended September 30, 2015, down from 78 basis points for the nine months ended September 30, 2014. Management fees from our MLP strategies increased 12.8 percent in the first nine months of 2015 to $25.2 million, compared with $22.3 million in the first nine months of 2014, due to higher average effective revenue yields. Our average effective revenue yield for our MLP strategies was 60 basis points for the nine months ended September 30, 2015, compared to 52 basis points for the corresponding period in the prior year.

For the nine months ended September 30, 2015, performance fees were $0.2 million, compared to $0.8 million in the prior-year period.

In the first nine months of 2015, we recorded an investment loss of $5.2 million, compared with income of $1.3 million for the nine months ended September 30, 2014.

Adjusted segment pre-tax operating margin for the nine months ended September 30, 2015 was 23.8 percent, compared to 37.6 percent for the nine months ended September 30, 2014.

The following table summarizes the changes in our AUM for the periods presented:

			Twelve
	Nine Months Ended		Months Ended
	September 30,		September 30,
(Dollars in millions)	2015	2014	2015
Value Equity
Beginning of period	$5,758	$6,683	$5,999
Net outflows	(366)	(687)	(658)
Net market appreciation/(depreciation)	(338)	3	(287)
End of period	$5,054	$5,999	$5,054

MLP
Beginning of period	$5,711	$4,549	$6,171
Net inflows	389	619	489
Net market appreciation/(depreciation)	(1,791)	1,003	(2,351)
End of period	$4,309	$6,171	$4,309

Total
Beginning of period	$11,469	$11,232	$12,170
Net inflows/(outflows)	23	(68)	(169)
Net market appreciation/(depreciation)	(2,129)	1,006	(2,638)
End of period	$9,363	$12,170	$9,363

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

We anticipate completing our 2015 annual goodwill and intangible asset impairment testing in the fourth quarter of 2015. Impairment charges, if any, resulting from this valuation analysis could materially adversely affect our results of operations.

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

Effective October 1, 2014, our board of directors authorized the repurchase of up to $100 million in common shares through September 30, 2016. During the nine months ended September 30, 2015, the Company repurchased 1,804,886 shares of the Company's common stock at an average price of $51.06 per share for an aggregate purchase price of $92.1 million related to this authorization. The Company has $7.9 million remaining under this authorization.

Effective August 14, 2015, our board of directors authorized the repurchase of up to an additional $150 million in common shares through September 30, 2017. The Company did not repurchase any shares of the Company's outstanding common stock related to this additional authorization.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the first nine months of 2015, we purchased 270,922 shares or $14.1 million of our common shares for this purpose.

Leverage

The following table presents total assets, adjusted assets, total shareholders’ equity and tangible shareholders’ equity with the resulting leverage ratios as of:

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Total assets	$2,299,062	$2,623,917
Deduct: Goodwill and intangible assets	(246,362)	(242,536)
Deduct: Assets from noncontrolling interests	(164,667)	(308,910)
Adjusted assets	$1,888,033	$2,072,471

Total shareholders' equity	$832,595	$969,460
Deduct: Goodwill and intangible assets	(246,362)	(242,536)
Deduct: Noncontrolling interests	(37,210)	(149,548)
Tangible common shareholders' equity	$549,023	$577,376

Leverage ratio (1)	2.8	2.7

Adjusted leverage ratio (2)	3.4	3.6

(1)	Leverage ratio equals total assets divided by total shareholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders’ equity.

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

Commercial Paper Program – Our U.S. broker dealer subsidiary, Piper Jaffray & Co., issues secured commercial paper to fund a portion of its securities inventory. This commercial paper is issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and is secured by different inventory classes, which is reflected in the interest rate paid on the respective program. The programs can issue with maturities of 27 to 270 days. CP Series III A includes a covenant that requires Piper Jaffray & Co. to maintain excess net capital of $120 million. The following table provides information about our commercial paper programs at September 30, 2015:

(Dollars in millions)	CP Series A	CP Series II A	CP Series III A
Maximum amount that may be issued	$300.0	$150.0	$125.0
Amount outstanding	153.5	29.8	92.6

Weighted average maturity, in days	58	80	6
Weighted average maturity at issuance, in days	135	142	30

Prime Broker Arrangement – We have established an arrangement to obtain overnight financing by a single prime broker related to our alternative asset management funds in municipal securities. Financing under this arrangement is secured by certain securities, primarily municipal securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our prime broker financing activities are recorded net of receivables from trading activity. This funding is at the discretion of the prime broker and could be denied subject to a notice period. At September 30, 2015, we had $139.8 million of financing outstanding under this prime broker arrangement.

Committed Lines – Our committed line is a one-year $250 million revolving secured credit facility. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co. to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 18, 2015. This credit facility has been in place since 2008 and we anticipate being able to renew the facility for another one-year term in the fourth quarter of 2015. At September 30, 2015, we had no advances against this line of credit.

Uncommitted Lines – We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $185 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have an uncommitted unsecured facility with one of these banks. All of these uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. More specifically, these lines are subject to approval by the respective bank each time an advance is requested and advances may be denied, which may be particularly true during times of market stress or market perceptions of our exposures. We manage our relationships with the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business. At September 30, 2015, we had no advances against these lines of credit.

The following tables present the average balances outstanding for our various short-term funding sources by quarter for 2015 and 2014, respectively.

	Average Balance for the Three Months Ended
(Dollars in millions)	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015
Funding source:
Repurchase agreements	$32.1	$76.9	$66.4
Commercial paper	276.8	256.3	245.1
Prime broker arrangement	139.8	242.8	167.1
Short-term bank loans	0.2	11.9	28.4
Total	$448.9	$587.9	$507.0

	Average Balance for the Three Months Ended
(Dollars in millions)	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014
Funding source:
Repurchase agreements	$54.2	$10.5	$49.8	$38.3
Commercial paper	244.0	262.5	276.2	280.5
Prime broker arrangement	46.4	64.8	159.9	216.1
Short-term bank loans	19.9	6.4	18.9	28.9
Total	$364.5	$344.2	$504.8	$563.8

The average funding in the third quarter of 2015 decreased to $448.9 million, compared with $587.9 million during the second quarter of 2015. This decrease was the result of a decline in net inventory related to our alternative asset management funds which is financed through our prime broker arrangement. In the corresponding period of 2014, we used excess cash to reduce amounts due under our prime broker arrangement and outstanding repurchase agreements.

The following table presents the maximum daily funding amount by quarter for 2015 and 2014, respectively.

(Dollars in millions)	2015	2014
First Quarter	$949.8	$897.2
Second Quarter	$876.0	$766.7
Third Quarter	$666.1	$543.0
Fourth Quarter		$644.1

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

The Amended Note Purchase Agreement includes covenants that, among other things, require us to maintain a minimum consolidated tangible net worth and minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. With respect to the net capital covenant, our U.S. broker dealer subsidiary is required to maintain minimum net capital of $120 million. At September 30, 2015, we were in compliance with all covenants.

On October 8, 2015, we entered into a second amended and restated note purchase agreement ("Second Amended and Restated Note Purchase Agreement") under which we issued $125 million of new Class C Notes. The Class C Notes bear interest at an annual fixed rate of 5.06 percent and mature on October 9, 2018. Interest on the Class C Notes is payable semi-annually. The unpaid principal amount is due in full on the maturity date and may not be prepaid. The Second Amended and Restated Note Purchase Agreement includes customary events of default and covenants that coincide with the terms of the Amended Note Purchase Agreement.

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Capital Requirements

As a registered broker dealer and member firm of FINRA, our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. We also are subject to certain notification requirements related to withdrawals of excess net capital from our broker dealer subsidiary. At September 30, 2015, our net capital under the SEC’s uniform net capital rule was $156.5 million, and exceeded the minimum net capital required under the SEC rule by $155.5 million.

Although we operate with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our Capital Markets revenue producing activities.

At September 30, 2015, Piper Jaffray Ltd., our broker dealer subsidiary registered in the United Kingdom, was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Jaffray Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At September 30, 2015, Piper Jaffray Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at September 30, 2015						Total Contractual Amount
	Remainder			2018	2020		September 30,	December 31,
(Dollars in thousands)	of 2015	2016	2017	- 2019	- 2021	Later	2015	2014
Customer matched-book derivative contracts (1) (2)	$63,110	$63,160	$40,950	$78,850	$59,421	$4,347,544	$4,653,035	$4,860,302
Trading securities derivative contracts (2)	142,100	70,000	—	—	—	29,750	241,850	297,250
Credit default swap index contracts (2)	—	—	—	—	78,100	27,438	105,538	267,796
Equity derivative contracts (2)	7,672	428	321	—	—	—	8,421	19,380
Investment commitments (3)	—	—	—	—	—	—	37,443	37,264

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with two major financial institutions, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $187.9 million at September 30, 2015) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At September 30, 2015, we had $25.9 million of credit exposure with these counterparties, including $17.5 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At September 30, 2015 and December 31, 2014, the net fair value of these derivative contracts approximated $31.2 million and $37.0 million, respectively.

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

Loan Commitments

We may commit to bridge loan financing for our clients or make commitments to underwrite corporate debt. We had no loan commitments outstanding at September 30, 2015.

Investment Commitments

Our private equity and principal investments, including those made as part of our merchant banking activities, are made through investments in limited partnerships or limited liability companies that provide financing or make investments in private equity funds. We commit capital or act as the managing partner of these entities.

We have committed capital to certain entities and these commitments generally have no specified call dates. We had $37.4 million of commitments outstanding at September 30, 2015, of which $26.9 million related to a commitment to an affiliated merchant banking fund and $10.0 million related to a commitment to an affiliated fund which provides financing for certain senior living facilities.

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

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Interest Rate Risk	$576	$740
Equity Price Risk	171	235
Diversification Effect (1)	(86)	(129)
Total Value-at-Risk	$661	$846

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average VaR calculated for each component of market risk during the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively.

(Dollars in thousands)	High	Low	Average
For the Nine Months Ended September 30, 2015
Interest Rate Risk	$853	$415	$583
Equity Price Risk	618	135	373
Diversification Effect (1)			(153)
Total Value-at-Risk	$1,128	$500	$803

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2014
Interest Rate Risk	$1,344	$291	$797
Equity Price Risk	920	17	265
Diversification Effect (1)			(232)
Total Value-at-Risk	$1,332	$302	$830

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses exceeded our one-day VaR on four occasions during the first nine months of 2015.

The aggregate VaR as of September 30, 2015 was lower than the reported VaR on December 31, 2014. The decrease in VaR is due to a decline in inventories for the nine months ended September 30, 2015.

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

See the section entitled "Liquidity, Funding and Capital Resources" in Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," in this Quarterly Report on Form 10-Q for information regarding our liquidity and how we manage liquidity risk.

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

We have concentrated counterparty credit exposure with five non-publicly rated entities totaling $25.9 million at September 30, 2015. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represents 67.8 percent, or $17.5 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information under the caption "Risk Management" in Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," in this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

During the third quarter of our fiscal year ending December 31, 2015, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The following supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Municipal Derivatives Litigation

Several class action complaints were brought on behalf of a purported class of state, local and municipal government entities in connection with the bidding or sale of municipal investment contracts and municipal derivative products directly from one of the defendants or through a broker, from January 1, 1992, to the present. The complaints, which have been consolidated into a single nationwide class action entitled In re Municipal Derivatives Antitrust Litigation, MDL No. 1950 (Master Docket No. 08-2516), allege antitrust violations and are pending in the U.S. District Court for the Southern District of New York under the multi-district litigation rules. The consolidated complaint seeks unspecified treble damages under Section 1 of the Sherman Act. Several California municipalities also brought separate class action complaints in California federal court, and approximately eighteen California municipalities and two New York municipalities filed individual lawsuits that are not as part of class actions, all of which have since been transferred to the Southern District of New York and consolidated for pretrial purposes. All three sets of complaints assert similar claims under federal (and for the California and New York plaintiffs, state) antitrust claims. The plaintiffs in the consolidated class action and Piper Jaffray signed a term sheet for settlement of In re Municipal Derivatives Antitrust Litigation on September 15, 2015. The settlement is subject to execution of a final settlement agreement and court approval after notice to the class. If approved, Piper Jaffray will be required to pay $9.8 million to settle the MDL class action. Litigation in the separate California and New York cases is ongoing.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2015.

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares Yet to be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(July 1, 2015 to July 31, 2015)	17,494	$41.15	—	$8	million
Month #2
(August 1, 2015 to August 31, 2015)	4,272	$43.02	—	$158	million
Month #3
(September 1, 2015 to September 30, 2015)	—	$—	—	$158	million
Total	21,766	$41.52	—	$158	million

(1)
Effective October 1, 2014, our board of directors authorized the repurchase of up to $100.0 million of common stock through September 30, 2016. Additionally, effective August 14, 2015, the Company's board of directors authorized the repurchase of up to an additional $150.0 million in common shares through September 30, 2017.

ITEM 6.    EXHIBITS.

Exhibit		Method
Number	Description	of Filing

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Filed herewith
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of September 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (v) the notes to the Consolidated Financial Statements.
Filed herewith
_______________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 30, 2015.

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
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of September 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (v) the notes to the Consolidated Financial Statements.
Filed herewith
_______________________