Form 10-K
period 2015-12-31
PIPER JAFFRAY COMPANIES
filed 2016-02-25
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑
The aggregate market value of the 14,474,232 shares of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates based upon the last sale price, as reported on the New York Stock Exchange, of the Common Stock on June 30, 2015 was approximately $632 million.
As of February 18, 2016, the registrant had 14,926,391 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s Proxy Statement for its 2016 Annual Meeting of Shareholders to be held on May 4, 2016.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2015 (this "Form 10-K") contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include, among other things, statements other than historical information or statements of current conditions and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of this Form 10-K and in our subsequent reports filed with the Securities and Exchange Commission ("SEC"). Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "Risk Factors" in Item 1A, as well as those factors discussed under "External Factors Impacting Our Business" included in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K and in our subsequent reports filed with the SEC. Our SEC reports are available at our Web site at www.piperjaffray.com and at the SEC’s Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

ITEM 1.     BUSINESS.

Overview

Piper Jaffray Companies ("Piper Jaffray") is an investment bank and asset management firm, serving the needs of corporations, private equity groups, public entities, non-profit entities and institutional investors in the U.S. and internationally. Founded in 1895, Piper Jaffray provides a broad set of products and services, including equity and debt capital markets products; public finance services; financial advisory services; equity and fixed income institutional brokerage; equity and fixed income research; and asset management services. Our headquarters are located in Minneapolis, Minnesota and we have offices across the United States and international locations in London, Hong Kong and Zurich. We market our investment banking and institutional securities business under a single name – Piper Jaffray – which gives us a consistent brand across this business. Our traditional asset management business is marketed under Advisory Research, Inc.

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

Capital Markets

The Capital Markets segment provides investment banking and institutional sales, trading and research services for various equity and fixed income products. This segment also includes the results from our alternative asset management funds and our principal investments.

•
Investment Banking – For our corporate clients, we help raise capital through equity and debt financings. We also provide advisory services, primarily relating to mergers and acquisitions, equity private placements, debt advisory, and municipal financial advisory services. We operate in the following focus sectors: healthcare; consumer; diversified industrials and services; business services; technology; financial institutions; and agriculture, clean technologies and renewables, primarily focusing on middle-market clients. For our government and non-profit clients, we underwrite debt issuances and provide financial advisory, loan placement and interest rate risk management services. Our public finance investment banking capabilities focus on state and local governments, cultural and social service non-profit entities, and the education, healthcare, hospitality, senior living and transportation sectors.

•
Equity and Fixed Income Institutional Brokerage – We offer both equity and fixed income advisory and trade execution services for institutional investors and government and non-profit entities. Integral to our capital markets efforts, we have equity sales and trading relationships with institutional investors in the United States and Europe that invest in our core sectors. Our research analysts provide investment ideas and support to our trading clients on approximately 700 companies. Our fixed income sales and trading professionals have expertise in municipal, corporate, mortgage, agency, treasury and structured product securities and cover a range of institutional investors. We engage in trading activities for both customer facilitation and strategic trading purposes. Our strategic trading activities (i.e. proprietary trading) are dedicated solely to investing firm capital, and focus on proprietary investments in municipal bonds, mortgage-backed securities and U.S. government agency securities. The strategic trading activities related to municipal bonds are principally operated in a fund structure vehicle with a limited number of employee investors.

•
Principal Investments – We engage in merchant banking activities, which involve equity or debt investments in late stage private companies. Additionally, we have investments in private equity funds and other firm investments.

•
Alternative Asset Management Funds – We have created alternative asset management funds in merchant banking and senior living in order to invest firm capital as well as to manage capital from outside investors. In the second half of 2015, we closed and completed liquidation of a municipal bond fund managed for the benefit of outside investors.

Asset Management

The Asset Management segment includes our traditional asset management business and our investments in registered funds and private funds or partnerships that we manage. Our traditional asset management business offers specialized investment management solutions for institutions, private clients and investment advisors. We manage value-oriented domestic, international and global strategies, as well as MLP and energy infrastructure strategies, through open-end and closed-end funds. We also provide customized solutions to our clients. In many cases, we offer both diversified and more concentrated versions of our products, generally through separately managed accounts.

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

•
Master Limited Partnerships ("MLPs") and Energy Infrastructure – We also manage MLPs, energy infrastructure, and related operating entity assets focused on the energy sector. These strategies focus on growth, yet seek to limit exposure to riskier securities by placing greater importance on characteristics which support stable distributions and are representative of higher quality MLPs, including less volatile businesses, strategic assets, cleaner balance sheets and proven management teams. In addition to our MLP-focused funds, we manage other private funds focused on energy sector securities.

As of December 31, 2015, total assets under management ("AUM") were $8.9 billion, of which approximately 56 percent was invested in equities and 44 percent in MLPs. As of the same date, approximately 18 percent of our AUM was invested in international and global investment strategies and 82 percent was invested in domestic investment strategies. Approximately 79 percent of our AUM as of December 31, 2015 was managed on behalf of institutional clients, including foundations, endowments, pension funds and corporations, and through mutual fund sponsors and registered advisors. Approximately 13 percent of our AUM was managed on behalf of individual client relationships, which are principally high net worth individuals, and approximately 8 percent of our AUM was managed through sub-advisory relationships on closed-end funds.

Discontinued Operations

Our discontinued operations include the costs to liquidate our Hong Kong capital markets business, which ceased operations in 2012, and the operating results of Fiduciary Asset Management, LLC ("FAMCO"), an asset management subsidiary we sold in 2013. For further information on our discontinued operations, see Note 5 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Financial Information about Geographic Areas

As of December 31, 2015, the substantial majority of the Company's net revenues and long-lived assets were located in the U.S.

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

Employees

As of February 18, 2016, we had approximately 1,192 employees, of whom approximately 750 were registered with the Financial Industry Regulatory Authority (“FINRA”).

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

The laws, rules and regulations comprising this regulatory framework can (and do) change frequently, as can the interpretation and enforcement of existing laws, rules and regulations. Conditions in the global financial markets and economy, including the 2008 financial crisis, caused legislators and regulators to increase the examination, enforcement and rule-making activity directed toward the financial services industry, which we expect to continue in the coming years. This intensified regulatory environment, will likely alter certain business practices and change the competitive landscape of the financial services industry, which may have an adverse effect on our business, financial condition and results of operations.

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

We also operate an entity that is authorized, licensed and regulated by the U.K. Financial Conduct Authority and registered under the laws of England and Wales, as well as an entity that is authorized, licensed and regulated by the Hong Kong Securities and Futures Commission and registered under the laws of Hong Kong, China. The U.K. Financial Conduct Authority and the Hong Kong Securities and Futures Commission regulate these entities (in their respective jurisdictions) in areas of capital adequacy, customer protection and business conduct, among others.

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

We maintain asset management subsidiaries that are registered as investment advisers with the SEC and subject to regulation and oversight by the SEC. These entities are Advisory Research, Inc. ("ARI"), Piper Jaffray Investment Management LLC ("PJIM"), and PJC Capital Partners LLC. As registered investment advisors, these entities are subject to requirements that relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between advisor and advisory clients, as well as general anti-fraud prohibitions. Certain investment funds that we manage are registered investment companies under the Investment Company Act, as amended. Those funds and entities that serve as the funds' investment advisors are subject to the Investment Company Act and the rules and regulations of the SEC, which regulate the relationship between a registered investment company and its investment advisor and prohibit or severely restrict principal transactions or joint transactions, among other requirements. ARI is also authorized by the Irish Financial Services Regulatory Authority as an investment advisor in Ireland and cleared by the Luxembourg Commission de Surviellance du Secteur Financier as a manager to Luxembourg funds. ARI is the investment advisor for Advisory Research Global Funds PLC, an open-ended investment company with variable capital authorized and regulated by the Central Bank of Ireland pursuant to the European Communities Regulations (Undertakings for Collective Investments in Transferable Securities or UCITS). ARI has established a Tokyo office which is a Representative Office of a Foreign Investment Advisor subject to Japanese laws and regulations. PJIM is registered with the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”) as a commodities pool operator. The registrations with the CFTC and NFA allow PJIM to enter into derivative instruments (e.g., interest rate swaps and credit default swap index contracts) to hedge risks associated with certain security positions of funds managed by PJIM.

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

Executive Officers

Information regarding our executive officers and their ages as of February 18, 2016, are as follows:

Name	Age	Position(s)
Andrew S. Duff	58	Chairman and Chief Executive Officer
Chad R. Abraham	47	Co-Head of Global Investment Banking and Capital Markets
Christopher D. Crawshaw	49	Head of Asset Management
Christine N. Esckilsen	47	Chief Human Capital Officer
Frank E. Fairman	58	Head of Public Finance
John W. Geelan	40	General Counsel and Secretary
Jeff P. Klinefelter	48	Global Head of Equities
R. Scott LaRue	55	Co-Head of Global Investment Banking and Capital Markets
Debbra L. Schoneman	47	Chief Financial Officer
Thomas G. Smith	59	Chief Strategy Officer
M. Brad Winges	47	Head of Fixed Income Services and Piper Jaffray Firm Investments and Trading

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

Christine N. Esckilsen is our chief human capital officer, a title she has held since January 2016. Ms. Esckilsen has been our global head of human capital and a managing director since 2011. She joined Piper Jaffray in 2002 as an assistant general counsel responsible for employment matters and litigation.

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

Thomas G. Smith is our chief strategy officer, a title he has held since January 2016 which encompasses his roles as our head of strategy, corporate development, and investor relations. He joined Piper Jaffray in 1998 as a managing director in our technology investment banking group. He became head of corporate development in 2006 and head of investor relations in 2012.

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

Economic and market conditions have had, and will continue to have, a direct and material impact on our results of operations and financial condition because performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity. For example:

•
Our equities investment banking revenue, in the form of underwriting, placement and financial advisory fees, is directly related to macroeconomic conditions and corresponding financial market activity. When the outlook for macroeconomic conditions is uncertain or negative, financial market activity generally tends to be decreased, which can reduce our equities investment banking revenues. As an example, a significant component of our investment banking revenues are derived from initial public offerings of middle-market companies in growth sectors, and activity in this area is highly correlated to the macroeconomic environment and market conditions. Beginning in the third quarter of 2015, volatility in equity markets began increasing leading up to the Federal Reserve's decision to raise the federal funds rate in December. This volatility has continued into the first quarter of 2016 as the markets weigh falling commodity prices, depressed energy markets, a slowdown in global economic growth, including in China and other developing markets, and weakening growth in the U.S. In addition, U.S. financial markets remain vulnerable to the potential risks posed by exogenous shocks, which could include, among other things, further conflict in the Middle East and in Eastern Europe, political and financial uncertainty in the European Union and further government debt crises, and a more severe and prolonged downturn in China's economy. If these factors were to worsen or if an exogenous shock were to materialize, it could lead to further or more severe equity market declines and volatility, which would likely have a significant negative impact on our results of operations.

•
Interest rates have a significant impact on our business, particularly our fixed income institutional business. This includes the direction and rate of change in rates, as well as uncertainy around both of these. Volatility generally increased in 2015, reflecting the uncertainty and volatility around the Federal Reserve's decision to raise the federal funds rate for the first time in nearly a decade, slowing economic growth in China, and the potential for a global economic slowdown. Yields are expected to be impacted in 2016 by perceptions around the strength of the U.S. economy and the ability of the Federal Reserve to gradually raise the federal funds rate through the year. As to the impact to our business, a large percentage of our securities inventory - both that held for facilitating client activity as well as our own proprietary trading - consist of fixed income securities, and a rapid increase in interest rates would decrease the value of these positions, possibly significantly. Further, our interest rate hedging strategies may not mitigate this volatility as we generally do not hedge all of our interest rate risk and volatility may reduce the correlation (i.e., effectiveness) between certain hedging vehicles and the securities inventory we are attempting to hedge. In addition, interest rate increases in 2016, both gradual and more severe, may negatively impact the volume of debt refinancing issuances underwritten by our public finance investment banking business, as well as our managed funds focused on master limited partnerships ("MLPs"), which may underperform in a rising interest rate environment.

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

It is difficult to predict the market conditions for 2016, which are dependent in large part upon the pace of global and U.S. economic growth. Our smaller scale compared to many of our competitors and the cyclical nature of the economy and this industry leads to volatility in our financial results, including our operating margins, compensation ratios and revenue and expense levels. Our financial performance may be limited by the fixed nature of certain expenses, the impact from unanticipated losses or expenses during the year, and the inability to scale back costs in a timeframe to match decreases in revenue-related changes in market and economic conditions. As a result, our financial results may vary significantly from quarter-to-quarter and year-to-year.

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

Our results for a particular period may be disproportionately impacted by declines in specific sectors of the U.S. or global economy, or for certain products within the financial services industry, due to our business mix and focus areas. For example:

•
Our equities investment banking business focuses on specific sectors, specifically healthcare, consumer, diversified industrials and services, business services, technology, financial institutions, and agriculture, clean technologies and renewables. Volatility, uncertainty, or slowdowns in these sectors, particularly healthcare, may adversely affect our business, sometimes disproportionately, and may cause volatility in the net revenues we receive from our capital markets and corporate advisory activities. In recent years, the healthcare sector has been a significant contributor to our overall results, and negative developments in this sector would materially and disproportionately impact us, even if general economic conditions were strong. Further, energy markets are currently suffering from a prolonged depression in oil and natural gas prices, and uncertainty regarding the outlook for future oil prices is dampening the prospects of many energy companies and reducing capital markets and corporate advisory activities in the sector. We recently announced the acquisition of Simmons & Company International, an energy-based investment banking firm, and the transaction is expected to close in the first quarter of 2016. Upon close, the energy sector will become one of our most significant sectors of coverage for our equity investment banking business. Disproportionately negative market conditions in the energy sector will slow and hinder our ability to realize the benefits from the acquisition. Lastly, we may not participate or may participate to a lesser degree than other firms in sectors that experience significant activity, such as real estate, and our operating results may not correlate with the results of other firms which participate in these sectors.

•
Our fixed income institutional business derives its revenue from sales and trading activity in the municipal market and from products within the taxable market, including structured mortgages, hybrid preferreds and government agency products. Our operating results for our fixed income institutional business may not correlate with the results of other firms or the fixed income market generally because we do not participate in significant segments of the fixed income markets such as credit default swaps, corporate high-yield bonds, currencies and commodities.

•
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

•
A significant portion of our asset management revenues are derived from actively managed equity products, and this type of investment product has experienced asset outflows in recent years, including in 2015. In addition, U.S. equity markets were largely flat or slightly down in 2015, and the beginning of 2016 saw further declines and increased volatility. Uncertainty relating to global and U.S. economic growth and equity valuations, the continued shift into lower-cost passively-managed funds, and other negative events impacting investor confidence could cause the negative trend for actively-managed equity products to continue. Outflows for this investment product negatively affect results of operations for this business, as revenues are closely tied to assets under management.

•
Management and performance fees we earn on assets invested by institutions and individuals in our managed funds focused on MLPs and other investments related to the energy infrastructure sector are a meaningful contributor to our asset management revenues. Return on investment in the energy infrastructure sector is dependent to a meaningful degree on the prices of energy commodities such as natural gas, natural gas liquids, crude oil, refined petroleum products or coal. Persistently depressed prices for any of these products, such as those experienced in 2015, will likely lead to a further deterioration of market conditions for companies in the energy infrastructure sector and poorer returns by our funds, and, consequently, a reduction in the management and performance fees we receive.

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

We may grow in part through corporate development activities that may include acquisitions, joint ventures and minority investment stakes. For example, we expanded our existing asset management business in March 2010 with the acquisition of ARI, a Chicago-based asset management firm, and we added to our public finance and fixed income sales and trading and corporate advisory businesses with our acquisitions of Seattle-Northwest Securities Corporation and Edgeview Partners, L.P. in July 2013. In 2015, we expanded our equities investment banking business into the financial institutions and energy sectors, respectively, through our completed acquisition of River Branch Holdings LLC and our announced acquisition of Simmons & Company International, which is expected to close in the first quarter of 2016. We also added scale to our fixed income institutional sales and trading business through our acquisition of BMO Capital Markets GKST Inc. There are a number of risks associated with corporate development activities. Costs or difficulties relating to a transaction, including integration of products, employees, technology systems, accounting systems and management controls, may be difficult to predict accurately and be greater than expected causing our estimates to differ from actual results. Importantly, we may be unable to retain key personnel after the transaction, and the transaction may impair relationships with customers and business partners. We may incur unforeseen liabilities of an acquired company that could impose significant and unanticipated legal costs on us. Also, our share price could decline after we announce or complete a transaction if investors view the transaction as too costly or unlikely to improve our competitive position. Longer-term, these activities may require increased costs in the form of management personnel, financial and management systems and controls and facilities, which, in the absence of continued revenue growth, would cause our operating margins to decline. More generally, any difficulties that we experience could disrupt our ongoing business, increase our expenses and adversely affect our operating results and financial condition. We also may be unable to achieve anticipated benefits and synergies from the transaction as fully as expected or within the expected time frame. Divestitures or elimination of existing businesses or products could have similar effects. For example, we shut down our Hong Kong capital markets business in 2012, and realized a pre-tax loss on the investment in our Hong Kong subsidiaries.

Our proprietary trading and principal investments expose us to risk of loss.

We engage in a variety of activities in which we commit or invest our own capital, including proprietary trading and principal investing. Our proprietary trading activities (which we also refer to as "strategic trading" in this report) related to municipal bonds and mortgage-backed securities have been a meaningful contributor to our overall financial results. Fixed income proprietary trading activities comprise a meaningful percentage of our Level III assets within our securities inventory. Level III assets have little or no pricing observability, and may be less liquid than other securities that we hold in our securities inventory. In addition to proprietary trading, we engage in principal investing, having established alternative asset management funds for merchant banking (focused on investments in the equity and debt instruments of private companies) and senior living construction projects. We have invested firm capital in these funds alongside capital raised from outside investors, and intend to continue to develop these alternative asset management strategies. Additionally, we make principal investments in funds managed by ARI, our asset management subsidiary, which are generally invested in publicly traded equities.

Our results from these activities may vary significantly from quarter to quarter. We may incur significant losses from our proprietary trading activities and principal investments due to fixed income or equity market fluctuations and volatility from quarter to quarter. For example, in 2015, our principal investments in ARI funds focused on MLPs and other investments related to the energy sector, and, as a result, suffered significant declines related to the ongoing downturn in that sector. In addition, we may engage in hedging transactions that if not successful, could result in losses. With respect to principal investing, there often is not an established liquid trading market for these investments or our investments may be otherwise subject to restrictions on sale or hedging, and our ability to withdraw our capital from these investments may be limited, increasing our risk of losses. Also, our merchant banking activity involves investments in late stage private companies, and we may be unable to realize our investment objectives by sale or other disposition at attractive prices.

Damage to our reputation could damage our business.

Maintaining our reputation is critical to attracting and maintaining clients, customers, investors, and employees. If we fail to deal with, or appear to fail to deal with, issues that may give rise to reputational risk, such failure or appearance of failure could have a material adverse effect on our business and stock price. These issues include, but are not limited to, any of the risks discussed in this Item 1A, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money laundering, cybersecurity, and the proper identification of the strategic, market, credit, liquidity, human capital, and operational risks inherent in our business and products.

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

The nature of our businesses exposes us to the risk that third parties who owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Deterioration in the credit quality of securities or obligations we hold could result in losses and adversely affect our ability to rehypothecate or otherwise use those securities or obligations for liquidity purposes. A significant downgrade in the credit ratings of our counterparties could also have a negative impact on our results. Default rates, downgrades and disputes with counterparties as to the valuation of collateral tend to increase in times of market stress and illiquidity. Although we review credit exposures to specific clients and counterparties and to specific industries that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. Also, concerns about, or a default by, one institution generally leads to losses, significant liquidity problems, or defaults by other institutions, which in turn adversely affects our business.

Particular activities or products within our business expose us to increased credit risk, including inventory positions, interest rate swap contracts with customer credit exposure, counterparty risk with two major financial institutions related to customer interest rate swap contracts without customer credit exposure, investment banking and advisory fee receivables, customer margin accounts, and trading counterparty activities related to settlement and similar activities. With respect to interest rate swap contracts with customer credit exposure, we have retained the credit exposure with five public finance counterparties totaling $24.4 million at December 31, 2015 as part of our matched-book interest rate swap program. In the event of a termination of the contract, the counterparty would owe us the applicable amount of the credit exposure. If our counterparty is unable to make its payment to us, we would still be obligated to pay our hedging counterparty, resulting in credit losses. Non-performance by our counterparties, clients and others, including with respect to our inventory positions, interest rate swap contracts with customer credit exposures and our merchant banking debt investments could result in losses, potentially material, and thus have a significant adverse effect on our business and results of operations.

An inability to access capital readily or on terms favorable to us could impair our ability to fund operations and could jeopardize our financial condition and results of operations.

Liquidity, or ready access to funds, is essential to our business. Several large financial institutions failed or merged with others during the credit crisis following significant declines in asset values in securities held by these institutions, and, during 2011, a financial institution failed due to liquidity issues related to the European sovereign debt crisis. To fund our business, we rely on commercial paper and bank financing as well as other funding sources such as the repurchase markets. Our bank financing includes uncommitted credit lines, which could become unavailable to us on relatively short notice. In an effort to mitigate this funding risk, we renewed a $250 million committed credit facility for the seventh consecutive year in 2015. We also have $175 million of unsecured notes. The notes consist of two classes, with $125 million maturing in October 2018 and $50 million maturing in May 2017. In order to further diversify our short-term funding needs, we also continue to maintain three commercial paper programs in the amounts of $300 million, $150 million, and $125 million.

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

In the future, we may need to incur debt or issue equity in order to fund our working capital requirements, as well as to execute our growth initiatives that may include acquisitions and other investments. Similarly, our access to funding sources may be contingent upon terms and conditions that may limit or restrict our business activities and growth initiatives. For example, the unsecured notes discussed above include covenants that, among other things, limit our leverage ratio and require maintenance of certain levels of tangible net worth, regulatory net capital, and operating cash flow to fixed charges.

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

We typically transact thousands of securities trades on a daily basis across multiple markets. Our data and transaction processing, custody, financial, accounting and other technology and operating systems are essential to this task. A system malfunction (due to hardware failure, capacity overload, security incident, data corruption, etc.) or mistake made relating to the processing of transactions could result in financial loss, liability to clients, regulatory intervention, reputational damage and constraints on our ability to grow. We outsource a substantial portion of our critical data processing activities, including trade processing and back office data processing. For example, we have entered into contracts with Broadridge Financial Solutions, Inc. ("Broadridge"), pursuant to which Broadridge handles our trade and back office processing, and Unisys Corporation ("Unisys"), pursuant to which Unisys supports our data center and helpdesk needs. We also contract with third parties for market data services, which constantly broadcast news, quotes, analytics and other relevant information to our employees. We contract with other vendors to produce and mail our customer statements and to provide other services. In the event that any of these service providers fails to adequately perform such services or the relationship between that service provider and us is terminated, we may experience a significant disruption in our operations, including our ability to timely and accurately process transactions or maintain complete and accurate records of those transactions.

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

Proposed changes in laws or regulations relating to our business could decrease, perhaps significantly, the revenue that we receive from certain products or services that we provide. For example, federal law currently allows investors in debt issuances by government and non-profit entities to exclude the bond interest for federal income tax purposes, resulting in lower interest expense for the issuer as compared to a taxable financing. In recent years, federal lawmakers have presented various proposals to limit or eliminate the tax-exempt status of this bond interest. Our public finance investment banking business receives significant revenues as a result of underwriting activity in connection with debt issuances by government and non-profit clients, primarily on a tax-exempt basis. Also, a significant percentage of our securities inventory — both positions held for client activity and our own proprietary trading positions — consist of municipal securities. Any reduction or elimination of tax-exempt bond interest could negatively impact the value of the municipal securities we hold in our securities inventory as well as our public finance investment banking business more generally, which would negatively impact the results of operations for these businesses.

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

As a participant in the financial services industry, we are subject to complex and extensive regulation of many aspects of our business by U.S. federal and state regulatory agencies, self-regulatory organizations (including securities exchanges) and by foreign governmental agencies, regulatory bodies and securities exchanges. Specifically, our operating subsidiaries include broker dealer and related securities entities organized in the United States, the United Kingdom, and Hong Kong, China. Each of these entities is registered or licensed with the applicable local securities regulator and is subject to all of the applicable rules and regulations promulgated by those authorities. In addition, our asset management subsidiaries, ARI, PJIM, and PJC Capital Partners LLC are registered as investment advisers with the SEC and subject to the regulation and oversight by the SEC.

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

Use of derivative instruments as part of our financial risk management techniques may not effectively hedge the risks associated with activities in certain of our businesses.

We use interest rate swaps, interest rate locks, credit default swap index contracts and option contracts as a means to manage risk in certain inventory positions and to facilitate customer transactions. With respect to risk management, we enter into derivative contracts to hedge interest rate and market value risks associated with our security positions, including fixed income inventory positions we hold both for facilitating client activity as well as for our own proprietary trading operations. The instruments use interest rates based upon the Municipal Market Data (“MMD”), LIBOR or SIFMA index. We also enter into credit default swap index contracts to hedge risks associated with our taxable fixed income securities, and option contracts to hedge market value risk associated with convertible securities and mortgage-backed securities. Generally, we do not hedge all of our interest rate risk. In addition, these hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate and market value risk, especially when market volatility reduces the correlation between a hedging vehicle and the securities inventory being hedged.

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

We make various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring fair value of certain financial instruments, investments in private companies, accounting for goodwill and intangible assets, establishing provisions for potential losses that may arise from litigation, and regulatory proceedings and tax examinations. Estimates are based on available information and judgment. Therefore, actual results could differ from our estimates and that difference could have a material effect on our consolidated financial statements.

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

Investments in private companies are valued based on an assessment of each underlying security, considering rounds of financing, third party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA")) and changes in market outlook, among other factors. These valuation techniques require significant management estimation and judgment.

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

As Piper Jaffray Companies is a holding company, it depends on dividends, distributions and other payments from our subsidiaries to fund its obligations. The regulatory restrictions described above may impede access to funds our holding company needs to make payments on any such obligations.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES.

As of February 18, 2016, we conducted our operations through 54 principal offices in 29 states, and the District of Columbia, and in London, Hong Kong, Tokyo and Zurich. All of our offices are leased. Our principal executive office is located at 800 Nicollet Mall, Suite 1000, Minneapolis, Minnesota 55402 and, as of February 18, 2016, comprises approximately 124,000 square feet of space under a lease which expires November 30, 2025, with an early termination option effective January 31, 2022.

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

Municipal Derivatives Litigation

Several class action complaints were brought on behalf of a purported class of state, local and municipal government entities in connection with the bidding or sale of municipal investment contracts and municipal derivative products directly from one of the defendants or through a broker, from January 1, 1992, to the present. The complaints, which have been consolidated into a single nationwide class action entitled In re Municipal Derivatives Antitrust Litigation, MDL No. 1950 (Master Docket No. 08-2516), allege antitrust violations and are pending in the U.S. District Court for the Southern District of New York under the multi-district litigation rules. The consolidated complaint seeks unspecified treble damages under Section 1 of the Sherman Act. Several California municipalities also brought separate class action complaints in California federal court, and approximately eighteen California municipalities and two New York municipalities filed individual lawsuits that are not as part of class actions, all of which have since been transferred to the Southern District of New York and consolidated for pretrial purposes. All three sets of complaints assert similar claims under federal (and for the California and New York plaintiffs, state) antitrust claims. The plaintiffs in the consolidated class action and Piper Jaffray entered into a settlement agreement for In re Municipal Derivatives Antitrust Litigation on February 22, 2016. The settlement is subject to court approval after notice to the class. If approved, Piper Jaffray will be required to pay $9.8 million to settle the MDL class action. Litigation in the separate California and New York cases is ongoing.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange under the symbol “PJC.” The following table contains historical quarterly price information for the years ended December 31, 2015 and 2014. On February 18, 2016, the last reported sale price of our common stock was $41.87.

	2015 Fiscal Year		2014 Fiscal Year
	High	Low	High	Low
First Quarter	$58.24	$51.05	$45.80	$37.13
Second Quarter	55.39	43.45	51.77	40.30
Third Quarter	46.24	36.17	56.30	50.54
Fourth Quarter	42.81	34.40	59.35	46.15

Shareholders

We had 15,462 shareholders of record and approximately 27,193 beneficial owners of our common stock as of February 18, 2016.

Dividends

We do not currently pay cash dividends on our common stock. Our board of directors is free to change our dividend policy at any time. Restrictions on our U.S. broker dealer subsidiary’s ability to pay dividends are described in Note 25 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended December 31, 2015.

				Total Number of Shares	Approximate Dollar
				Purchased as Part of	Value of Shares Yet to be
	Total Number of		Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased		Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(October 1, 2015 to October 31, 2015)	—		$—	—	$158	million
Month #2
(November 1, 2015 to November 30, 2015)	209,672	(2)	$38.68	200,960	$150	million
Month #3
(December 1, 2015 to December 31, 2015)	455,100	(3)	$40.81	453,554	$131	million
Total	664,772		$40.14	654,514	$131	million

(1)
Effective October 1, 2014, our board of directors authorized the repurchase of up to $100.0 million of common stock through September 30, 2016, and we repurchased the full amount of this authorization in 2015. Additionally, effective August 14, 2015, our board of directors authorized the repurchase of up to an additional $150.0 million of common stock through September 30, 2017.

(2)
Consists of 200,960 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $38.79 per share, and 8,712 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $36.19.

(3)
Consists of 453,554 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $40.82 per share, and 1,546 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $40.50.

Stock Performance Graph

The following graph compares the performance of an investment in our common stock from December 31, 2010 through December 31, 2015, with the S&P 500 Index and the S&P 500 Diversified Financials Index. The graph assumes $100 was invested on December 31, 2010, in each of our common stock, the S&P 500 Index and the S&P 500 Diversified Financials Index and that all dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

FIVE YEAR TOTAL RETURN FOR PIPER JAFFRAY COMPANIES COMMON STOCK,
THE S&P 500 INDEX AND THE S&P DIVERSIFIED FINANCIALS INDEX

Company/Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Piper Jaffray Companies	100	57.70	91.77	112.97	165.92	115.40
S&P 500 Index	100	102.11	118.45	156.82	178.29	180.75
S&P 500 Diversified Financials	100	69.97	98.89	139.82	162.98	148.15

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

	For the year ended December 31,
(Dollars and shares in thousands, except per share data)	2015	2014	2013	2012	2011

Revenues:
Investment banking	$414,118	$369,811	$248,563	$232,958	$202,513
Institutional brokerage	154,889	156,809	146,648	166,642	135,358
Asset management	75,017	85,062	83,045	65,699	63,307
Interest	41,557	48,716	50,409	37,845	43,447
Investment income	10,736	12,813	21,566	4,903	8,178

Total revenues	696,317	673,211	550,231	508,047	452,803

Interest expense	23,399	25,073	25,036	19,095	20,720

Net revenues	672,918	648,138	525,195	488,952	432,083

Non-interest expenses:
Compensation and benefits	421,733	394,510	322,464	296,882	265,015
Restructuring and integration costs	10,652	—	4,689	3,642	—
Goodwill impairment	—	—	—	—	120,298
Other	154,110	143,317	122,429	119,417	126,959

Total non-interest expenses	586,495	537,827	449,582	419,941	512,272

Income/(loss) from continuing operations before income tax expense	86,423	110,311	75,613	69,011	(80,189)

Income tax expense	27,941	35,986	20,390	19,470	9,120

Net income/(loss) from continuing operations	58,482	74,325	55,223	49,541	(89,309)

Discontinued operations:
Loss from discontinued operations, net of tax	—	—	(4,739)	(5,807)	(11,248)

Net income/(loss)	58,482	74,325	50,484	43,734	(100,557)

Net income applicable to noncontrolling interests	6,407	11,153	5,394	2,466	1,463

Net income/(loss) applicable to Piper Jaffray Companies	$52,075	$63,172	$45,090	$41,268	$(102,020)

Net income/(loss) applicable to Piper Jaffray Companies' common shareholders	$48,060	$58,141	$40,596	$35,335	$(102,020)	(1)

Continued on next page

	For the year ended December 31,
(Dollars and shares in thousands, except per share data)	2015	2014	2013	2012	2011

Amounts applicable to Piper Jaffray Companies
Net income/(loss) from continuing operations	$52,075	$63,172	$49,829	$47,075	$(90,772)
Net loss from discontinued operations	—	—	(4,739)	(5,807)	(11,248)
Net income/(loss) applicable to Piper Jaffray Companies	$52,075	$63,172	$45,090	$41,268	$(102,020)

Earnings/(loss) per basic common share
Income/(loss) from continuing operations	$3.34	$3.88	$2.98	$2.58	$(5.79)
Loss from discontinued operations	—	—	(0.28)	(0.32)	(0.72)
Earnings/(loss) per basic common share	$3.34	$3.88	$2.70	$2.26	$(6.51)

Earnings/(loss) per diluted common share
Income/(loss) from continuing operations	$3.34	$3.87	$2.98	$2.58	$(5.79)
Loss from discontinued operations	—	—	(0.28)	(0.32)	(0.72)
Earnings/(loss) per diluted common share	$3.34	$3.87	$2.70	$2.26	$(6.51)	(2)

Weighted average number of common shares
Basic	14,368	14,971	15,046	15,615	15,672
Diluted	14,389	15,025	15,061	15,616	15,672	(2)

Other data
Total assets	$2,138,518	$2,623,917	$2,318,157	$2,087,733	$1,655,721
Long-term debt	$175,000	$125,000	$125,000	$125,000	$115,000
Total common shareholders' equity	$783,659	$819,912	$734,676	$733,292	$718,391
Total shareholders' equity	$832,820	$969,460	$882,072	$790,175	$750,600
Total employees (3)	1,152	1,026	1,026	907	919

(1)	No allocation of income was made due to loss position.

(2)	Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred.

(3)	Number of employees reflect continuing operations.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the accompanying audited consolidated financial statements and related notes and exhibits included elsewhere in this report. Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include, among other things, statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2015 and in our subsequent reports filed with the SEC. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "External Factors Impacting Our Business" as well as the factors identified under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as updated in our subsequent reports filed with the SEC. These reports are available at our Web site at www.piperjaffray.com and at the SEC Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

Explanation of Non-GAAP Financial Measures

We have included financial measures that are not prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These non-GAAP financial measures include adjustments to exclude (1) revenues and expenses related to noncontrolling interests, (2) amortization of intangible assets related to acquisitions, (3) compensation from acquisition-related agreements and (4) restructuring and acquisition integration costs. These adjustments affect the following financial measures: net revenues, compensation expenses, non-compensation expenses, net income applicable to Piper Jaffray Companies, earnings per diluted common share, return on average common shareholders' equity, segment net revenues, segment operating expenses, segment pre-tax operating income and segment pre-tax operating margin. Management believes that presenting these results and measures on an adjusted basis in conjunction with U.S. GAAP measures provides the most meaningful basis for comparison of its operating results across periods.

Executive Overview

Our operations are principally engaged in providing investment banking, institutional brokerage, asset management and related financial services to corporations, private equity groups, public entities, non-profit entities and institutional investors in the United States and Europe. We operate through two reportable business segments:

Capital Markets – The Capital Markets segment provides institutional sales, trading and research services and investment banking services. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Investment banking services include management of and participation in underwritings, merger and acquisition services and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Also, we generate revenue through strategic trading and investing activities, which focus on investments in municipal bonds, mortgage-backed securities and U.S. government agency securities. We have created alternative asset management funds in merchant banking that involve equity or debt investments in late stage private companies; and senior living, which provides financing to U.S. senior living facilities, in order to invest firm capital and to manage capital from outside investors. We receive management and performance fees for managing these funds.

During 2015, we accelerated our growth strategy, primarily by expanding into new sectors within equity investment banking and the expansion of our fixed income middle market sales platform. The following is a summary of our most significant activity for the year.

•
On September 30, 2015, we acquired the assets of River Branch Holdings LLC ("River Branch"), an equity investment banking boutique focused on the financial institutions sector. The acquisition further strengthens our mergers and acquisitions leadership in the middle markets and adds investment banking resources dedicated to banks, thrifts, and depository institutions, building upon the organic expansion of our financial institutions group.

•
On October 9, 2015, we completed the acquisition of BMO Capital Markets GKST Inc. ("BMO GKST"), a municipal bond sales, trading and origination business of BMO Financial Corp. This acquisition expands our fixed income institutional sales, trading and underwriting platforms. Additionally, it strengthens our strategic analytic and advisory capabilities, and supports our growing financial institutions group with their coverage of bank clients.

•
As part of our strategy to expand our investment banking business into the energy sector, on November 16, 2015, we entered into a definitive agreement to purchase 100 percent of the common stock of Simmons & Company International ("Simmons"), including its subsidiaries. Simmons is an employee-owned investment bank and broker dealer focused on the energy industry. The transaction is expected to close in the first quarter of 2016, subject to regulatory approvals and customary closing conditions.

•
For more information on our acquisitions, see Note 4 of our consolidated financial statements. We incurred $10.7 million of restructuring, integration and transactions costs in the year ended December 31, 2015 principally related to the River Branch and BMO GKST acquisitions.

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

Discontinued Operations – Our discontinued operations include the costs to liquidate our Hong Kong capital markets business, which ceased operations in 2012, and the operating results of Fiduciary Asset Management, LLC ("FAMCO"), an asset management subsidiary we sold in 2013. See Note 5 to our consolidated financial statements for further discussion of our discontinued operations.

Results for the year ended December 31, 2015

Net income applicable to Piper Jaffray Companies in 2015 was $52.1 million, or $3.34 per diluted common share, compared with $63.2 million, or $3.87 per diluted common share, in 2014. In 2015, we generated a return on average common shareholders' equity on a GAAP basis of 6.4 percent, compared with 8.1 percent for 2014. Net revenues from continuing operations for the year ended December 31, 2015 were $672.9 million, up 3.8 percent from $648.1 million in the year-ago period, due to higher investment banking revenues driven by strong advisory services and debt financing revenues, partially offset by lower asset management revenues. For the year ended December 31, 2015, non-compensation expenses were $164.8 million, up from $143.3 million in 2014. The increase was due to restructuring and integration costs of $10.7 million related to severance benefits and integration costs incurred primarily in conjunction with our acquisitions of River Branch and BMO GKST, and a $9.8 million charge related to settlement of a multi-district class action antitrust litigation related to municipal derivatives. This litigation originated in 2006 and is described in greater detail in "Legal Proceedings" in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2015.

For the year ended December 31, 2015, adjusted net income applicable to Piper Jaffray Companies was $65.9 million(1), or $4.22(1) per diluted common share, compared with $72.1 million(1), or $4.42(1) per diluted common share, for the prior-year period. In 2015, we generated an adjusted return on average common shareholders' equity of 8.1 percent(2), compared with 9.2 percent(2) for 2014. Adjusted net revenues for the year ended December 31, 2015 were $663.1 million(1), an increase of 4.8 percent from $632.4 million(1) reported in the year-ago period. For the year ended December 31, 2015, adjusted non-compensation expenses were $143.0 million(1), up 10.5 percent compared to $129.5 million(1) for the year ended December 31, 2014.

(1)	Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Year Ended December 31,
(Amounts in thousands, except per share data)	2015	2014
Net revenues:
Net revenues – U.S. GAAP basis	$672,918	$648,138
Adjustments:
Revenue related to noncontrolling interests	(9,810)	(15,699)
Adjusted net revenues	$663,108	$632,439

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$164,762	$143,317
Adjustments:
Non-compensation expenses related to noncontrolling interests	(3,403)	(4,546)
Restructuring and integration costs	(10,652)	—
Amortization of intangible assets related to acquisitions	(7,662)	(9,272)
Adjusted non-compensation expenses	$143,045	$129,499

Net income applicable to Piper Jaffray Companies:
Net income applicable to Piper Jaffray Companies – U.S. GAAP basis	$52,075	$63,172
Adjustments:
Compensation from acquisition-related agreements	2,586	3,195
Restructuring and integration costs	6,508	—
Amortization of intangible assets related to acquisitions	4,681	5,747
Adjusted net income applicable to Piper Jaffray Companies	$65,850	$72,114

Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$3.34	$3.87
Adjustments:
Compensation from acquisition-related agreements	0.17	0.20
Restructuring and integration costs	0.42	—
Amortization of intangible assets related to acquisitions	0.30	0.35
Adjusted earnings per diluted common share	$4.22	$4.42

(2)
Adjusted return on average common shareholders' equity is computed by dividing adjusted net income applicable to Piper Jaffray Companies for the last 12 months by average monthly common shareholders' equity. For a detailed explanation of the components of adjusted net income, see "Reconciliation of U.S. GAAP to adjusted non-GAAP financial information" in footnote (1).

Market Data

The following table provides a summary of relevant market data over the past three years.

				2015	2014
Year Ended December 31,	2015	2014	2013	v2014	v2013
Dow Jones Industrials Average (a)	17,425	17,823	16,577	(2.2)%	7.5%
NASDAQ (a)	5,007	4,736	4,177	5.7%	13.4%
NYSE Average Daily Number of Shares Traded
(millions of shares)	1,187	1,039	1,034	14.2%	0.5%
NASDAQ Average Daily Number of Shares Traded
(millions of shares)	1,895	1,955	1,762	(3.1)%	11.0%
Mergers and Acquisitions
(number of transactions in U.S.) (b)	10,319	10,263	9,146	0.5%	12.2%
Public Equity Offerings
(number of transactions in U.S.) (c) (e)	909	1,107	1,125	(17.9)%	(1.6)%
Initial Public Offerings
(number of transactions in U.S.) (c)	171	282	221	(39.4)%	27.6%
Municipal Negotiated Issuances
(number of transactions in U.S.) (d)	8,764	7,261	7,628	20.7%	(4.8)%
Municipal Negotiated Issuances
(value of transactions in billions in U.S.) (d)	$315.9	$266.1	$263.8	18.7%	0.9%
10-Year Treasuries Average Rate	2.14%	2.21%	2.35%	(3.2)%	(6.0)%
3-Month Treasuries Average Rate	0.05%	0.03%	0.06%	66.7%	(50.0)%

(a)	Data provided is at period end.

(b)	Source: Securities Data Corporation.

(c)	Source: Dealogic (offerings with reported market value greater than $20 million).

(d)	Source: Thomson Reuters.

(e)	Number of transactions includes convertible offerings.

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

Outlook for 2016

We continue to encounter mixed signals relative to the strength of the recovery for the U.S. economy. In 2016, we believe the U.S. economy will continue its sluggish growth pattern. Risks to continued growth include ongoing or accelerating weakness in major economies internationally, falling oil prices, or significant geopolitical events (including terrorism) or conflicts, which could adversely impact the rate of growth in the U.S. and continue to inject volatility into the U.S. equity and debt markets. The 2016 presidential election could also influence the volatility or direction of markets based on investors’ assessment of the outcome and the overall political outlook in the United States.

The Federal Reserve increased short-term interest rates for the first time in almost ten years at the end of 2015, however the beginning of 2016 has seen lower interest rates among most fixed income securities as volatility in global markets has created uncertainty in the marketplace. If lower interest rates persist through 2016 it is generally favorable for our municipal debt underwriting business as refunding activity increases, however lower interest rates will likely reduce activity in our fixed income institutional brokerage business. Given the impact of new regulations and capital requirements on major market participants, we may experience periods when volatility is exacerbated by the withdrawal of liquidity historically provided by these participants. We generally anticipate maintaining a conservative bias in managing our inventories and hedging strategies to mitigate market volatility and our exposure to interest rates.

As to our businesses tied to the equity markets, we expect that market conditions will likely remain volatile given the mixed outlook for the U.S. economy coupled with global economic and geopolitical risks. While higher volatility typically benefits our equity sales and trading business, a period of sustained market volatility or prolonged market correction may be disruptive to our capital raising activities.

Asset management revenues will continue to be dependent upon valuations and our investment performance, which can impact the amount of client inflows and outflows of assets under management. Our exposure to energy through a dedicated energy fund, our MLP strategies and energy holdings in our domestic strategies, adversely impacted our assets under management in the second half of 2015. Sharp fluctuations in the price of oil may continue to increase the volatility of energy-related equity holdings in 2016.

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

						As a Percentage of
						Net Revenues for the
	Year Ended December 31,					Year Ended December 31,
				2015	2014
(Dollars in thousands)	2015	2014	2013	v2014	v2013	2015	2014	2013
Revenues:
Investment banking	$414,118	$369,811	$248,563	12.0%	48.8%	61.5%	57.1%	47.3%
Institutional brokerage	154,889	156,809	146,648	(1.2)	6.9	23.0	24.2	27.9
Asset management	75,017	85,062	83,045	(11.8)	2.4	11.1	13.1	15.8
Interest	41,557	48,716	50,409	(14.7)	(3.4)	6.2	7.5	9.6
Investment income	10,736	12,813	21,566	(16.2)	(40.6)	1.6	2.0	4.1
Total revenues	696,317	673,211	550,231	3.4	22.4	103.5	103.9	104.8

Interest expense	23,399	25,073	25,036	(6.7)	0.1	3.5	3.9	4.8

Net revenues	672,918	648,138	525,195	3.8	23.4	100.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	421,733	394,510	322,464	6.9	22.3	62.7	60.9	61.4
Outside services	36,218	37,055	32,982	(2.3)	12.3	5.4	5.7	6.3
Occupancy and equipment	28,301	28,231	25,493	0.2	10.7	4.2	4.4	4.9
Communications	23,762	22,732	21,431	4.5	6.1	3.5	3.5	4.1
Marketing and business development	29,990	27,260	21,603	10.0	26.2	4.5	4.2	4.1
Trade execution and clearance	7,794	7,621	8,270	2.3	(7.8)	1.2	1.2	1.6
Restructuring and integration costs	10,652	—	4,689	N/M	N/M	1.6	—	0.9
Intangible asset amortization expense	7,662	9,272	7,993	(17.4)	16.0	1.1	1.4	1.5
Other operating expenses	20,383	11,146	4,657	82.9	139.3	3.0	1.7	0.9
Total non-interest expenses	586,495	537,827	449,582	9.0	19.6	87.2	83.0	85.6

Income from continuing operations before income tax expense	86,423	110,311	75,613	(21.7)	45.9	12.8	17.0	14.4

Income tax expense	27,941	35,986	20,390	(22.4)	76.5	4.2	5.6	3.9

Income from continuing operations	58,482	74,325	55,223	(21.3)	34.6	8.7	11.5	10.5

Discontinued operations:
Loss from discontinued operations, net of tax	—	—	(4,739)	—	N/M	—	—	(0.9)

Net income	58,482	74,325	50,484	(21.3)	47.2	8.7	11.5	9.6

Net income applicable to noncontrolling interests	6,407	11,153	5,394	(42.6)	106.8	1.0	1.7	1.0

Net income applicable to Piper Jaffray Companies	$52,075	$63,172	$45,090	(17.6)%	40.1%	7.7%	9.7%	8.6%
N/M — Not meaningful

For the year ended December 31, 2015, we recorded net income applicable to Piper Jaffray Companies of $52.1 million. Net revenues from continuing operations for the year ended December 31, 2015 were $672.9 million, a 3.8 percent increase compared to $648.1 million in the year-ago period. In 2015, investment banking revenues increased 12.0 percent to $414.1 million, compared with $369.8 million in 2014, driven by strong advisory services and debt financing revenues as we were able to continue to capitalize on the investments we have made to strengthen these businesses. For the year ended December 31, 2015, institutional brokerage revenues were $154.9 million, compared with $156.8 million in 2014. Asset management fees were $75.0 million in 2015, compared with $85.1 million in 2014, due to lower management fees from our value equity product offerings resulting from decreased assets under management. For the year ended December 31, 2015, net interest income decreased to $18.2 million, compared with $23.6 million in 2014. The decrease primarily resulted from lower average inventory balances in municipal and treasury securities driven by the closure and liquidation of our municipal bond fund with outside investors in the second half of 2015, as well as lower interest income attributable to a merchant banking debt investment that was repaid in the second quarter of 2014. These decreases were partially offset by increased interest expense at the end of the year due to a higher amount of outstanding principal on our senior notes. In 2015, investment income was $10.7 million, compared with $12.8 million in 2014, as we recorded gains associated with our investment and the noncontrolling interests in the merchant banking fund that we manage, which were partially offset by losses on our investments of firm capital in our MLP strategies. Non-interest expenses from continuing operations were $586.5 million for the year ended December 31, 2015, an increase of 9.0 percent compared to $537.8 million in the prior year, resulting from higher compensation expenses due to increased revenues and expansion of our financial institutions group, as well as higher non-compensation expenses due to a $9.8 million legal settlement charge and restructuring and integration costs primarily associated with the acquisitions of River Branch and BMO GKST.

For the year ended December 31, 2014, we recorded net income applicable to Piper Jaffray Companies of $63.2 million. Net revenues from continuing operations for the year ended December 31, 2014 were $648.1 million, a 23.4 percent increase compared to $525.2 million in 2013. In 2014, investment banking revenues increased 48.8 percent to $369.8 million, compared with $248.6 million in 2013, driven by robust advisory services revenues as we were able to capitalize on favorable market conditions and the investments we have made to strengthen our mergers and acquisitions resources in the middle market. For the year ended December 31, 2014, institutional brokerage revenues were $156.8 million, compared with $146.6 million in 2013, due to higher fixed income institutional brokerage revenues, partially offset by lower equity institutional brokerage revenues. Asset management fees were $85.1 million in 2014, compared with $83.0 million in 2013. For the year ended December 31, 2014, net interest income decreased to $23.6 million, compared with $25.4 million in 2013. In 2014, investment income was $12.8 million, compared with $21.6 million in the prior-year period as we recorded lower investment gains associated with our merchant banking and firm investments, partially offset by higher gains associated with our investment and the noncontrolling interests in the municipal bond fund that we managed for the benefit of outside investors. Non-interest expenses from continuing operations were $537.8 million for the year ended December 31, 2014, an increase of 19.6 percent compared to $449.6 million in 2013, primarily resulting from higher compensation expenses due to increased revenues and improved operating performance and higher non-compensation expenses due to increased business activity and incremental costs associated with the acquisitions of Seattle-Northwest Securities Corporation ("Seattle-Northwest") and Edgeview Partners, L.P. ("Edgeview").

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

For the year ended December 31, 2015, compensation and benefits expenses increased 6.9 percent to $421.7 million from $394.5 million in 2014 due primarily to improved financial results. Compensation and benefits expenses as a percentage of net revenues was 62.7 percent in 2015, compared with 60.9 percent in 2014. The higher compensation expense ratio was attributable to incremental compensation related to the expansion of our financial institutions group as well as a change in our mix of revenues.

For the year ended December 31, 2014, compensation and benefits expenses increased 22.3 percent to $394.5 million from $322.5 million in 2013, due to improved financial results. Compensation and benefits expenses as a percentage of net revenues was 60.9 percent in 2014, compared with 61.4 percent in 2013. The lower compensation expense ratio was due to an increased revenue base.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses decreased 2.3 percent to $36.2 million in 2015, compared with $37.1 million in the corresponding period of 2014. Excluding the portion of expenses from non-controlled equity interests in our consolidated alternative asset management funds, outside services expenses decreased 1.7 percent.

Outside services expenses increased 12.3 percent to $37.1 million in 2014, compared with $33.0 million in 2013. Excluding the portion of expenses from non-controlled equity interests in our consolidated alternative asset management funds, outside services expenses increased 9.3 percent due primarily to higher legal and other professional fees.

Occupancy and Equipment – For the year ended December 31, 2015, occupancy and equipment expenses were $28.3 million, essentially flat compared with 2014.

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

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the year ended December 31, 2015, communication expenses increased 4.5 percent to $23.8 million, compared with $22.7 million for the year ended December 31, 2014. The increase resulted from higher market data service expenses due to the additional headcount associated with our financial institutions group expansion and our acquisitions of River Branch and BMO GKST.

For the year ended December 31, 2014, communication expenses increased 6.1 percent to $22.7 million, compared with $21.4 million for the year ended December 31, 2013. The increase resulted from higher market data service expenses.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. In 2015, marketing and business development expenses increased 10.0 percent to $30.0 million, compared with $27.3 million in the year ended December 31, 2014, due to higher travel expenses from increased business activity and acquisition-related travel.

In 2014, marketing and business development expenses increased 26.2 percent to $27.3 million, compared with $21.6 million in the year ended December 31, 2013, due to higher third party marketing fees associated with our asset management business, as well as higher travel expenses from increased business activity.

Trade Execution and Clearance – For the year ended December 31, 2015, trade execution and clearance expenses were $7.8 million, compared with $7.6 million million in the year ended December 31, 2014.

For the year ended December 31, 2014, trade execution and clearance expenses were $7.6 million, compared with $8.3 million in the year ended December 31, 2013, due to lower trading execution expenses.

Restructuring and Integration Costs – During the year ended December 31, 2015, we recorded restructuring and integration costs of $10.7 million primarily consisting of severance benefits and transaction costs related to the acquisitions of River Branch and BMO GKST. For the year ended December 31, 2013, we recorded restructuring and integration costs of $4.7 million, primarily related to the acquisitions of Seattle-Northwest and Edgeview. We expect to incur additional restructuring and integration costs in 2016, primarily related to the acquisition of Simmons, which is expected to close in the first quarter of 2016.

Intangible Asset Amortization Expense – Intangible asset amortization expense includes the amortization of definite-lived intangible assets consisting of customer relationships and non-competition agreements. For the year ended December 31, 2015, intangible asset amortization expense was $7.7 million, compared with $9.3 million in the corresponding period of 2014. In the fourth quarter of 2015, we recorded incremental intangible asset amortization expense related to identifiable intangible assets associated with the acquisitions of River Branch and BMO GKST. In 2016, we anticipate incurring a full year of intangible asset amortization expense related to River Branch and BMO GKST and additional intangible asset amortization expense related to the acquisition of Simmons.

For the year ended December 31, 2014, intangible asset amortization expense was $9.3 million, compared with $8.0 million in the corresponding period of 2013. The increase reflects a full year of intangible asset amortization expense related to the 2013 acquisitions of Seattle-Northwest and Edgeview.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses increased to $20.4 million in 2015, compared with $11.1 million in 2014. In 2015, we recorded a $9.8 million charge related to settlement of a legal matter.

Other operating expenses increased to $11.1 million in 2014, compared with $4.7 million in 2013. In 2013, we received insurance proceeds for the reimbursement of prior legal settlements. Additionally, in 2014, we incurred higher expenses related to our charitable giving program, driven by our increased profitability.

Income Taxes – For the year ended December 31, 2015, our provision for income taxes was $27.9 million equating to an effective tax rate, excluding noncontrolling interests, of 34.9 percent.

For the year ended December 31, 2014, our provision for income taxes was $36.0 million, equating to an effective tax rate, excluding noncontrolling interests, of 36.3 percent.

For the year ended December 31, 2013, our provision for income taxes was $20.4 million equating to an effective tax rate, excluding noncontrolling interests, of 29.0 percent. In 2013, we recorded a tax benefit for the full reversal of our U.K subsidiary's deferred tax asset valuation allowance of $4.0 million as we achieved three years of profitability and forecasted future taxable profits.

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

Adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin also exclude amortization of intangible assets and compensation from acquisition-related agreements. These amounts are excluded on a non-GAAP basis as they represent expenses specifically related to acquisitions that will eventually be fully amortized and therefore not part of our on-going operations. The restructuring and integration costs excluded from adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin represent charges that resulted from severance benefits, vacating redundant office space and contract termination costs. Restructuring and integration costs are excluded from our non-GAAP financial measures as they generally relate to an acquisition or a specific event and excluding these amounts provides a better understanding of our core non-compensation expenses. Management believes that presenting adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin excluding the acquisition-related amounts and restructuring and integration costs provides clarity on the financial results generated by the core operating components of our business.

Capital Markets

The following table sets forth the Capital Markets adjusted segment financial results from continuing operations and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Year Ended December 31,
	2015				2014
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Financing
Equities	$114,468	$—	$—	$114,468	$109,706	$—	$—	$109,706
Debt	91,195	—	—	91,195	63,005	—	—	63,005
Advisory services	209,163	—	—	209,163	197,880	—	—	197,880
Total investment banking	414,826	—	—	414,826	370,591	—	—	370,591

Institutional sales and trading
Equities	78,584	—	—	78,584	82,211	—	—	82,211
Fixed income	93,489	816	—	94,305	92,200	—	—	92,200
Total institutional sales and trading	172,073	816	—	172,889	174,411	—	—	174,411

Total management and performance fees	4,642	—	—	4,642	5,398	—	—	5,398

Investment income	15,474	8,994	—	24,468	8,347	15,699	—	24,046

Long-term financing expenses	(7,494)	—	—	(7,494)	(6,655)	—	—	(6,655)

Net revenues	599,521	9,810	—	609,331	552,092	15,699	—	567,791

Operating expenses	511,241	3,403	16,293	530,937	467,198	4,546	6,917	478,661

Segment pre-tax operating income	$88,280	$6,407	$(16,293)	$78,394	$84,894	$11,153	$(6,917)	$89,130

Segment pre-tax operating margin	14.7%			12.9%	15.4%			15.7%

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
Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2015	2014
Compensation from acquisition-related agreements	$4,019	$3,945
Restructuring and integration costs	10,652	—
Amortization of intangible assets related to acquisitions	1,622	2,972
	$16,293	$6,917

Capital Markets adjusted net revenues increased 8.6 percent to $599.5 million for the year ended December 31, 2015, compared with $552.1 million in the prior-year period.

Investment banking revenues comprise all of the revenues generated through equity and debt financing and advisory services activities, which include mergers and acquisitions, equity private placements, debt advisory, and municipal financial advisory transactions. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.

In 2015, investment banking revenues increased 11.9 percent to $414.8 million compared with $370.6 million in the corresponding period of the prior year, due primarily to strong debt financing and advisory services revenues. For the year ended December 31, 2015, equity financing revenues were $114.5 million, up 4.3 percent compared with $109.7 million in the prior-year period, as a result of more completed transactions and slightly higher revenue per transaction. We were book runner on 70 percent of our transactions in 2015 compared to 52 percent in the prior year. During 2015, we completed 95 equity financings, raising $17.4 billion for our clients, compared with 90 equity financings, raising $20.5 billion for our clients in the year-ago period. Debt financing revenues for the year ended December 31, 2015 were $91.2 million, an increase of 44.7 percent compared with $63.0 million in the year-ago period, due to higher public finance revenues resulting from market-wide increases in the volume of municipal issuances in 2015, as well as market share gains attributable to our geographic and sector expansion and product diversification. In 2015, our par value from negotiated debt issuances increased 49.8 percent, compared to 18.7 percent for the industry. During 2015, we completed 707 negotiated municipal issues with a total par value of $14.3 billion, compared with 485 negotiated municipal issues with a total par value of $9.5 billion during the prior-year period. For the year ended December 31, 2015, advisory services revenues increased to $209.2 million, compared with $197.9 million in 2014, due to increased mergers and acquisitions services revenues from higher revenue per transaction. Our strategic focus to grow our mergers and acquisitions resources in the middle market and continued leadership in the healthcare sector has resulted in market share gains and increased revenues. We completed 82 transactions with an aggregate enterprise value of $23.0 billion in 2015, compared with 91 transactions with an aggregate enterprise value of $14.7 billion in 2014.

Institutional sales and trading revenues comprise all of the revenues generated through trading activities, which consist of facilitating customer trades, executing competitive municipal underwritings and our strategic trading activities in municipal bonds, mortgage-backed securities and U.S. government agency securities. To assess the profitability of institutional brokerage activities, we aggregate institutional brokerage revenues with the net interest income or expense associated with financing, economically hedging and holding long or short inventory positions. Our results may vary from quarter to quarter as a result of changes in trading margins, trading gains and losses, net interest spreads, trading volumes and the timing of transactions based on market opportunities.

For the year ended December 31, 2015, adjusted institutional brokerage revenues decreased slightly to $172.1 million, compared with $174.4 million in the prior-year period, due to lower equity institutional brokerage revenues, partially offset by higher adjusted fixed income institutional brokerage revenues. Equity institutional brokerage revenues were $78.6 million in 2015, down 4.4 percent compared with $82.2 million in 2014. The decrease was primarily due to lower client trading volumes, offset in part by contributions from our financial institutions group expansion. For the year ended December 31, 2015, adjusted fixed income institutional brokerage revenues were $93.5 million, up slightly compared with $92.2 million in the prior-year period, as a decline in strategic trading revenues was more than offset by solid performance in our customer flow business and incremental revenues associated with our acquisition of BMO GKST.

Management and performance fees include the fees generated from our municipal bond, merchant banking and senior living funds with outside investors. For the year ended December 31, 2015, management and performance fees were $4.6 million, down 14.0 percent compared with $5.4 million in the prior-year period, due to decreased performance fees from our municipal bond fund, partially offset by higher performance fees from our merchant banking fund. In the third quarter of 2015, we closed the municipal bond fund and completed its liquidation in October 2015.

Adjusted investment income includes realized and unrealized gains and losses on our investments in the merchant banking fund and the municipal bond fund that we manage for third party investors, and other firm investments. For the year ended December 31, 2015, adjusted investment income was $15.5 million, compared to $8.3 million in 2014. In 2015, we recorded higher gains on our merchant banking activities, which were partially offset by lower gains on the municipal bond fund with outside investors that we liquidated in the fourth quarter of 2015.

Long-term financing expenses primarily represent interest paid on our senior notes. For the year ended December 31, 2015, long-term financing expenses increased to $7.5 million, compared to $6.7 million in the prior-year period, as we increased the amount of outstanding principal on our senior notes in the fourth quarter of 2015 from $125 million to $175 million.

Capital Markets adjusted segment pre-tax operating margin for the year ended December 31, 2015 decreased to 14.7 percent, compared with 15.4 percent for 2014. The decrease in adjusted pre-tax operating margin was due to higher non-compensation expenses resulting from a legal settlement as well as additional expenses associated with our recent acquisitions and our financial institutions group expansion.

	Year Ended December 31,
	2014				2013
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Financing
Equities	$109,706	$—	$—	$109,706	$94,472	$—	$—	$94,472
Debt	63,005	—	—	63,005	71,164	—	—	71,164
Advisory services	197,880	—	—	197,880	83,292	—	—	83,292
Total investment banking	370,591	—	—	370,591	248,928	—	—	248,928

Institutional sales and trading
Equities	82,211	—	—	82,211	91,169	—	—	91,169
Fixed income	92,200	—	—	92,200	76,275	—	—	76,275
Total institutional sales and trading	174,411	—	—	174,411	167,444	—	—	167,444

Total management and performance fees	5,398	—	—	5,398	3,891	—	—	3,891

Investment income	8,347	15,699	—	24,046	21,610	8,794	—	30,404

Long-term financing expenses	(6,655)	—	—	(6,655)	(7,420)	—	—	(7,420)

Net revenues	552,092	15,699	—	567,791	434,453	8,794	—	443,247

Operating expenses	467,198	4,546	6,917	478,661	382,157	3,400	7,674	393,231

Segment pre-tax operating income	$84,894	$11,153	$(6,917)	$89,130	$52,296	$5,394	$(7,674)	$50,016

Segment pre-tax operating margin	15.4%			15.7%	12.0%			11.3%

(1)	Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2014	2013
Compensation from acquisition-related agreements	$3,945	$1,620
Restructuring and integration costs	—	4,705
Amortization of intangible assets related to acquisitions	2,972	1,349
	$6,917	$7,674

Capital Markets adjusted net revenues increased 27.1 percent to $552.1 million for the year ended December 31, 2014, compared with $434.5 million for the year ended December 31, 2013.

In 2014, investment banking revenues increased 48.9 percent to $370.6 million compared with $248.9 million in the prior year, due to higher equity financing and advisory services revenues. For the year ended December 31, 2014, equity financing revenues were $109.7 million, up 16.1 percent compared with $94.5 million in the prior-year period, as favorable equity markets, particularly in the first half of 2014, led to an increase in capital raising in our focus sectors, especially healthcare, our strongest sector, resulting in more completed transactions and higher revenue per transaction. During 2014, we completed 90 equity financings, raising $20.5 billion for our clients, compared with 82 equity financings, raising $19.3 billion for our clients in 2013. Debt financing revenues for the year ended December 31, 2014 were $63.0 million, down 11.5 percent compared with $71.2 million in the prior year, due to lower public finance revenues resulting from fewer completed transactions as our volume of new market issuances declined, and reduced underwriting spreads. During 2014, we completed 485 negotiated municipal issues with a total par value of $9.5 billion, compared with 522 negotiated municipal issues with a total par value of $9.7 billion during 2013. For the year ended December 31, 2014, advisory services revenues increased to $197.9 million, compared with $83.3 million in 2013, due to higher U.S. merger and acquisitions revenue from more completed transactions and higher revenue per transaction. Low volatility, attractive valuation levels and readily available credit created a robust mergers and acquisitions environment in 2014. Our strategic focus to strengthen our mergers and acquisitions resources in the middle market enabled us to capitalize on this environment. We completed 91 transactions with an aggregate enterprise value of $14.7 billion during 2014, compared with 46 transactions with an aggregate enterprise value of $5.3 billion in 2013.

In 2014, institutional brokerage revenues increased to $174.4 million, compared with $167.4 million in 2013, due to higher fixed income institutional brokerage revenues, partially offset by lower equity institutional brokerage revenues. Equity institutional brokerage revenues were $82.2 million in 2014, down 9.8 percent compared with $91.2 million in 2013, due to lower revenues from block trades and losses from our equity strategic trading activities compared to trading gains in the prior-year period. For the year ended December 31, 2014, fixed income institutional brokerage revenues were $92.2 million, up 20.9 percent compared with $76.3 million in the prior-year period. Higher trading gains and investments made in our middle markets team generated incremental revenue to offset the impact of client trading volumes remaining relatively flat. In the second quarter of 2013, we recorded trading losses on inventory positions due to a volatile trading environment caused by a rapid rise in interest rates and widening of credit spreads during that period.

For the year ended December 31, 2014, management and performance fees were $5.4 million, compared with $3.9 million in 2013, due to increased performance fees from our municipal bond fund with outside investors.

For the year ended December 31, 2014, adjusted investment income was $8.3 million, compared to $21.6 million in 2013. In 2013, we recorded larger gains on our merchant banking activities. Merchant banking investments made before 2010 are accounted for on a cost basis, which can result, and in 2013 did result, in significant realized gains in the period of a liquidity event for these investments. Note 12 of our consolidated financial statements highlights the difference between the fair value of investments and the cost basis for these investments.

For the year ended December 31, 2014, long-term financing expenses decreased to $6.7 million, compared to $7.4 million in the prior-year period.

Capital Markets adjusted segment pre-tax operating margin for 2014 increased to 15.4 percent, compared with 12.0 percent for 2013, due to operating leverage gained from increased revenues.

Asset Management

The following table sets forth the Asset Management segment financial results from continuing operations and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Year Ended December 31,
	2015				2014
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
Value equity	$38,249	$—	$—	$38,249	$47,987	$—	$—	$47,987
MLP	31,918	—	—	31,918	30,785	—	—	30,785
Total management fees	70,167	—	—	70,167	78,772	—	—	78,772

Performance fees
Value equity	208			208	684	—	—	684
MLP	—			—	208	—	—	208
Total performance fees	208	—	—	208	892	—	—	892

Total management and performance fees	70,375	—	—	70,375	79,664	—	—	79,664

Investment income/(loss)	(6,788)	—	—	(6,788)	683	—	—	683

Total net revenues	63,587	—	—	63,587	80,347	—	—	80,347

Operating expenses	49,304	—	6,254	55,558	51,582	—	7,584	59,166

Segment pre-tax operating income	$14,283	$—	$(6,254)	$8,029	$28,765	$—	$(7,584)	$21,181

Segment pre-tax operating margin	22.5%			12.6%	35.8%			26.4%

Adjusted segment pre-tax operating margin excluding investment income/(loss) (2)	29.9%				35.3%

(1)	Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2015	2014
Compensation from acquisition-related agreements	$214	$1,284
Amortization of intangible assets related to acquisitions	6,040	6,300
	$6,254	$7,584

(2)
Management believes that presenting adjusted segment pre-tax operating margin excluding investment income/(loss) provides the most meaningful basis for comparison of Asset Management operating results across periods.

Management and performance fee revenues comprise the revenues generated through management and investment advisory services performed for separately managed accounts, registered funds and partnerships. Investment performance and client asset inflows and outflows have a direct effect on management and performance fee revenues. Management fees are generally based on the level of assets under management ("AUM") measured monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations or net client asset flows, will result in a corresponding increase or decrease in management fees. Fees vary with the type of assets managed and the vehicle in which they are managed. Performance fees are earned when the investment return on AUM exceeds certain benchmark targets or other performance targets over a specified measurement period. The level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in total AUM. The majority of performance fees, if earned, are generally recorded in the fourth quarter of the applicable year or upon withdrawal of client assets. At December 31, 2015, approximately nine percent of our AUM was eligible to earn performance fees.

For the year ended December 31, 2015, management fees were $70.2 million, a decrease of 10.9 percent, compared with $78.8 million in the prior-year period, due to decreased management fees from our value equity strategies. In 2015, management fees related to our value equity strategies were $38.2 million, down 20.3 percent compared to 2014, due to lower average AUM from net client outflows and market depreciation, as well as a lower average effective yield. The average effective revenue yield for our value equity strategies was 69 basis points for the year ended December 31, 2015, compared to 78 basis points for the year ended December 31, 2014. The decline in the average effective revenue yield was driven by large new investments from institutional investors, which have a lower fee structure. Management fees from our MLP strategies increased 3.7 percent in 2015 to $31.9 million, compared with $30.8 million in 2014, due to higher average effective revenue yields, partially offset by lower AUM, driven by sharp declines in MLP valuations. The average effective revenue yield for our MLP strategies was 61 basis points for the year ended December 31, 2015, compared to 54 basis points for the corresponding period in the prior year. The increase in the average effective revenue yield was due to more assets from individual investors in open-ended mutual funds, which earned higher fees. Our MLP strategies are energy-oriented and valuations declined significantly in the second half of 2015 and continue to decline, which meaningfully reduces our MLP AUM. Absent significant market appreciation or significant inflows, management fees from our MLP strategies will likely decline in 2016 given current conditions in the energy markets.

For the year ended December 31, 2015, performance fees were $0.2 million, compared to $0.9 million in the prior-year period. The performance fees recorded in 2015 and 2014 primarily resulted from certain funds exceeding their performance targets over a specified measurement period or at the time of client asset withdrawals.

Investment income/(loss) includes gains and losses from our investments in registered funds and private funds or partnerships that we manage. In 2015, we recorded an investment loss of $6.8 million driven by unrealized losses in MLP investments, compared with income of $0.7 million for the year ended December 31, 2014.

Adjusted segment pre-tax operating margin for the year ended December 31, 2015 was 22.5 percent, compared to 35.8 percent for the year ended December 31, 2014. Excluding investment income/(loss) on firm capital invested in our strategies, adjusted operating margin declined from 35.3 percent in 2014 to 29.9 percent in 2015, due to lower management fees.

	Year Ended December 31,
	2014				2013
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
Value equity	$47,987	$—	$—	$47,987	$50,066	$—	$—	$50,066
MLP	30,785	—	—	30,785	21,248	—	—	21,248
Total management fees	78,772	—	—	78,772	71,314	—	—	71,314

Performance fees
Value equity	684	—	—	684	7,620	—	—	7,620
MLP	208	—	—	208	220	—	—	220
Total performance fees	892	—	—	892	7,840	—	—	7,840

Total management and performance fees	79,664	—	—	79,664	79,154	—	—	79,154

Investment income	683	—	—	683	2,794	—	—	2,794

Total net revenues	80,347	—	—	80,347	81,948	—	—	81,948

Operating expenses	51,582	—	7,584	59,166	48,439	—	7,912	56,351

Segment pre-tax operating income	$28,765	$—	$(7,584)	$21,181	$33,509	$—	$(7,912)	$25,597

Segment pre-tax operating margin	35.8%			26.4%	40.9%			31.2%

Adjusted segment pre-tax operating margin excluding investment income (2)	35.3%				38.8%

(1)	Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2014	2013
Compensation from acquisition-related agreements	$1,284	$1,284
Restructuring and integration costs	—	(16)
Amortization of intangible assets related to acquisitions	6,300	6,644
	$7,584	$7,912

(2)
Management believes that presenting adjusted segment pre-tax operating margin excluding investment income provides the most meaningful basis for comparison of Asset Management operating results across periods.

For the year ended December 31, 2014, management fees were $78.8 million, an increase of 10.5 percent, compared with $71.3 million in 2013, due to increased management fees from our MLP product offerings, partially offset by decreased management fees from our value equity strategies. In 2014, management fees related to our value equity strategies were $48.0 million, down 4.2 percent compared to 2013, due to lower average AUM. The average effective revenue yield for our value equity strategies was 78 basis points in 2014, compared to 79 basis points in the prior year. Management fees from our our MLP strategies increased 44.9 percent in 2014 to $30.8 million, compared with $21.2 million in 2013, due to increased average AUM from net client inflows and net market appreciation, as well as higher average effective revenue yield. Our average effective revenue yield for our MLP strategies was 54 basis points in 2014, compared to 50 basis points in 2013. The increase in the average effective revenue yield was due to more assets from individual investors in open-ended funds, which earned higher fees.

For the year ended December 31, 2014, performance fees were $0.9 million, compared to $7.8 million in 2013. The performance fees recorded in 2014 were the result of certain funds exceeding their performance targets at the time of client asset withdrawals. The performance fees recorded in 2013 resulted from certain funds exceeding their performance targets over a specified measurement period.

For the year ended December 31, 2014, investment income was $0.7 million compared with $2.8 million for 2013.

Adjusted segment pre-tax operating margin for 2014 was 35.8 percent, compared to 40.9 percent for 2013. Excluding investment income, adjusted segment pre-tax operating margin for the year ended December 31, 2014 was 35.3 percent, compared to 38.8 percent for the year ended December 31, 2013. The decrease resulted from higher non-compensation expenses, particularly attributable to third party marketing fees.

The following table summarizes the changes in our AUM for the periods presented:

	Twelve Months Ended
	December 31,
(Dollars in millions)	2015	2014	2013
Value Equity
Beginning of period	$5,758	$6,683	$5,865
Net outflows	(572)	(979)	(756)
Net market appreciation/(depreciation)	(232)	54	1,574
End of period	$4,954	$5,758	$6,683

MLP
Beginning of period	$5,711	$4,549	$3,186
Net inflows	434	719	498
Net market appreciation/(depreciation)	(2,221)	443	865
End of period	$3,924	$5,711	$4,549

Total
Beginning of period	$11,469	$11,232	$9,051
Net outflows	(138)	(260)	(258)
Net market appreciation/(depreciation)	(2,453)	497	2,439
End of period	$8,878	$11,469	$11,232

For the year ended December 31, 2015, total AUM decreased to $8.9 billion driven by net market depreciation in our MLP product offerings. Value equity AUM was $5.0 billion at December 31, 2015, compared to $5.8 billion at December 31, 2014 due to net client outflows and net market depreciation during the period. In 2015, our performance in our small/mid-cap value strategy lagged its relative benchmark which contributed to client outflows, as did the continued movement to passive funds over actively-managed funds. These outflows were offset by client inflows related to our international and energy strategies. MLP AUM decreased $1.8 billion to $3.9 billion at December 31, 2015 as net market depreciation of $2.2 billion was partially offset by net client inflows of $0.4 billion.

Total AUM increased to $11.5 billion in 2014 as market appreciation and net client inflows in our MLP product offerings were partially offset by net client outflows in our value equity strategies. Value equity AUM was $5.8 billion at December 31, 2014, compared to $6.7 billion at December 31, 2013 due to net client outflows during the period. In 2014, performance in our core domestic strategies lagged their relative benchmarks which hindered our ability to attract significant net new value equity AUM. MLP AUM increased $1.2 billion to $5.7 billion in 2014 as we experienced net client inflows of $0.7 billion and net market appreciation of $0.4 billion.

Discontinued Operations

Discontinued operations include the costs to liquidate our Hong Kong capital markets business, which ceased operations in 2012, and the operating results of FAMCO, an asset management subsidiary we sold in 2013. For the year ended December 31, 2013, we recorded a loss from discontinued operations, net of tax, of $4.7 million.

The results of discontinued operations for the Hong Kong capital markets business were as follows:

Year Ended
December 31,
(Dollars in thousands)	2013
Other expenses	$1,197

Loss from discontinued operations before income tax benefit	(1,197)

Income tax benefit	(415)

Loss from discontinued operations, net of tax	$(782)

The $1.2 million of other expenses recorded in 2013 consisted of costs to dissolve our Hong Kong subsidiaries.

The results of discontinued operations for FAMCO were as follows:

Year Ended
December 31,
(Dollars in thousands)	2013
Net revenues	$1,650

Operating expenses	5,057

Loss from discontinued operations before income tax benefit	(3,407)

Income tax benefit	(1,326)

Loss from discontinued operations	(2,081)

Loss on sale, net of tax	(1,876)

Loss from discontinued operations, net of tax	$(3,957)

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

Goodwill and Intangible Assets

We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities acquired requires certain management estimates. At December 31, 2015, we had goodwill of $218.0 million. The goodwill balance consists of $21.1 million recorded within our capital markets segment, of which $6.1 million is attributable to our recent River Branch and BMO GKST acquisitions. The remaining $196.8 million relates to our asset management segment. At December 31, 2015, we had intangible assets of $30.5 million, of which $8.3 million relates to our capital markets segment and $22.3 million relates to our asset management segment.

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

We elected to perform a qualitative assessment to test the goodwill in our capital markets reporting unit for impairment. The following relevant events and circumstances were evaluated in concluding that it was not more likely than not that this goodwill was impaired: macroeconomic conditions, industry and market considerations and the overall financial performance of the capital markets reporting unit.

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

We completed our annual goodwill impairment analysis as of October 31, 2015, and concluded there was no goodwill impairment.

We also evaluated the intangible assets (indefinite and definite-lived) and concluded there was no impairment in 2015.

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

See Note 22 to our consolidated financial statements for additional information about our stock-based compensation plans.

Income Taxes

We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally restricted compensation (i.e., restricted stock, restricted stock units, options, restricted mutual fund shares (MFRS awards), and deferred compensation). The realization of deferred tax assets is assessed and a valuation allowance is recognized to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. We believe that our future taxable profits will be sufficient to recognize our deferred tax assets. However, if our projections of future taxable profits do not materialize, we may conclude that a valuation allowance is necessary, which would impact our results of operations in that period. In the fourth quarter of 2013, we reversed the full amount of our U.K. subsidiary's deferred tax asset valuation allowance based upon achieving three years of profitability and projected future earnings. This resulted in a $4.0 million tax benefit to our results of operations.

We record deferred tax benefits for future tax deductions expected upon the vesting of stock-based compensation. If deductions reported on our tax return for stock-based compensation (i.e., the value of the stock-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with ASC 718), we record the excess tax benefit as additional paid-in capital. Conversely, if deductions reported on our tax return for stock-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, we offset the deficiency first to any previously recognized excess tax benefits recorded as additional paid-in capital and any remaining deficiency is recorded as income tax expense. As of December 31, 2015, we had $7.0 million of excess tax benefits recorded as additional paid-in capital. In the first quarter of 2016, approximately 11,000 options expired and 437,000 shares vested at share prices less than the grant date fair value, resulting in a $0.9 million reduction of excess tax benefits within additional paid-in capital in the first quarter of 2016.

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

Effective October 1, 2014, our board of directors authorized the repurchase of up to $100.0 million in common shares through September 30, 2016. Additionally, effective August 14, 2015, our board of directors authorized the repurchase of up to an additional $150.0 million in common shares through September 30, 2017. During 2015, we repurchased 2,459,400 shares for an aggregate purchase price of $118.5 million related to these authorizations. At December 31, 2015, we had $131.5 million remaining under these authorizations.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During 2015, we purchased 281,180 shares or $14.5 million of our common shares for this purpose.

Cash Flows

Cash and cash equivalents at December 31, 2015 were $189.9 million, an increase of $174.0 million from December 31, 2014. Operating activities provided $379.5 million of cash primarily due to cash generated from earnings as well as a reduction in operating assets, particularly related to the liquidation of our municipal bond fund with outside investors, convertible securities inventory, and reverse repurchase agreements, which are principally used to make delivery on securities sold short. Investing activities in 2015 used $16.2 million of cash primarily related to the acquisitions of River Branch and BMO GKST, and the purchase of fixed assets. In 2015, financing activities used $189.0 million of cash as we repurchased $133.0 million of common stock, and experienced a $106.8 million decrease in noncontrolling interests resulting from the liquidation of our municipal bond fund with outside investors. In October 2015, we entered into a Second Amended and Restated Note Purchase Agreement under which we issued unsecured fixed rate senior notes that provided $125.0 million in financing, $75.0 million of which was used to repay our Class B variable rate senior notes that were due in November 2015.

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

Cash and cash equivalents increased $18.3 million to $123.7 million at December 31, 2013 from December 31, 2012. Operating activities provided $42.2 million primarily due to cash received from earnings and the increase in compensation related accruals. These increases were offset in part by cash used to fund reverse repurchase agreements as we increased hedging of our inventories, deployment of capital into other firm investments and an increase in fees receivable. Investing activities in 2013 used $30.0 million of cash, the majority of which related to our acquisitions of Seattle-Northwest and Edgeview. Cash of $5.8 million was provided through financing activities as increases in noncontrolling interest were offset in part by a net decrease in repurchase agreements and short-term financing that were used to fund inventory and $71.5 million used to repurchase common stock.

Leverage

The following table presents total assets, adjusted assets, total shareholders’ equity and tangible shareholders’ equity with the resulting leverage ratios as of:

	December 31,	December 31,
(Dollars in thousands)	2015	2014
Total assets	$2,138,518	$2,623,917
Deduct: Goodwill and intangible assets	(248,506)	(242,536)
Deduct: Assets from noncontrolling interests	(88,590)	(308,910)
Adjusted assets	$1,801,422	$2,072,471

Total shareholders' equity	$832,820	$969,460
Deduct: Goodwill and intangible assets	(248,506)	(242,536)
Deduct: Noncontrolling interests	(49,161)	(149,548)
Tangible common shareholders' equity	$535,153	$577,376

Leverage ratio (1)	2.6	2.7

Adjusted leverage ratio (2)	3.4	3.6

(1)	Leverage ratio equals total assets divided by total shareholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders’ equity.

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

Short-term financing

Our day-to-day funding and liquidity is obtained primarily through the use of commercial paper issuance, repurchase agreements, prime broker agreement, and bank lines of credit, and is typically collateralized by our securities inventory. These funding sources are critical to our ability to finance and hold inventory, which is a necessary part of our institutional brokerage business. The majority of our inventory is liquid and is therefore funded by overnight or short-term facilities. Certain of these short-term facilities (i.e., committed line and commercial paper) have been established to mitigate changes in the liquidity of our inventory based on changing market conditions. In the case of our committed line, it is available to us regardless of changes in market liquidity conditions through the end of its term, although there may be limitations on the type of securities available to pledge. Our commercial paper program helps mitigate changes in market liquidity conditions given it is not an overnight facility, but provides funding with a term of 27 to 270 days. Our funding sources are also dependent on the types of inventory that our counterparties are willing to accept as collateral and the number of counterparties available. Funding is generally obtained at rates based upon the federal funds rate and/or the London Interbank Offer Rate.

Commercial Paper Program – Our U.S. broker dealer subsidiary, Piper Jaffray & Co., issues secured commercial paper to fund a portion of its securities inventory. This commercial paper is issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and is secured by different inventory classes, which is reflected in the interest rate paid on the respective program. The programs can issue with maturities of 27 to 270 days. CP Series III A includes a covenant that requires Piper Jaffray & Co. to maintain excess net capital of $120 million. The following table provides information about our commercial paper programs at December 31, 2015:

(Dollars in millions)	CP Series A	CP Series II A	CP Series III A
Maximum amount that may be issued	$300.0	$150.0	$125.0
Amount outstanding	154.5	29.9	92.5

Weighted average maturity, in days	65	55	21
Weighted average maturity at issuance, in days	126	99	33

Prime Broker Arrangement – Our municipal securities strategic trading activities are principally operated in a fund structure vehicle. We also previously managed a municipal bond fund with third party investors, which was liquidated in the second half of 2015. We have established an arrangement to obtain overnight financing by a single prime broker related to our strategic trading activities in municipal securities and the alternative asset management fund that we previously managed with outside investors. Financing under this arrangement is secured by certain securities, primarily municipal securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our prime broker financing activities are recorded net of receivables from trading activity. This funding is at the discretion of the prime broker and could be denied subject to a notice period. At December 31, 2015, we had $169.3 million of financing outstanding under this prime broker arrangement.

Committed Lines – Our committed line is a one-year $250 million revolving secured credit facility. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co. to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 17, 2016. This credit facility has been in place since 2008 and we renewed the facility for another one-year term in the fourth quarter of 2015. At December 31, 2015, we had no advances against this line of credit.

Uncommitted Lines – We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $185 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have an uncommitted unsecured facility with one of these banks. All of these uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. More specifically, these lines are subject to approval by the respective bank each time an advance is requested and advances may be denied, which may be particularly true during times of market stress or market perceptions of our exposures. We manage our relationships with the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business. At December 31, 2015, we had no advances against these lines of credit.

The following tables present the average balances outstanding for our various short-term funding sources by quarter for 2015 and 2014, respectively.

	Average Balance for the Three Months Ended
(Dollars in millions)	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015
Funding source:
Repurchase agreements	$25.5	$32.1	$76.9	$66.4
Commercial paper	277.5	276.8	256.3	245.1
Prime broker arrangement	109.4	139.8	242.8	167.1
Short-term bank loans	0.3	0.2	11.9	28.4
Total	$412.7	$448.9	$587.9	$507.0

	Average Balance for the Three Months Ended
(Dollars in millions)	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014
Funding source:
Repurchase agreements	$54.2	$10.5	$49.8	$38.3
Commercial paper	244.0	262.5	276.2	280.5
Prime broker arrangement	46.4	64.8	159.9	216.1
Short-term bank loans	19.9	6.4	18.9	28.9
Total	$364.5	$344.2	$504.8	$563.8

The average funding in the fourth quarter of 2015 decreased to $412.7 million, compared with $448.9 million during the third quarter of 2015, due to a reduction in average inventory balances and an increase of $50 million in long-term financing as a result of the new fixed rate Class C Notes issued during the quarter. The increase in average funding compared to the fourth quarter of 2014 was due to cash being used for share repurchases in 2015, which resulted in an increased need for funding when compared to the year-ago period.

The following table presents the maximum daily funding amount by quarter for 2015 and 2014, respectively.

(Dollars in millions)	2015	2014
First Quarter	$949.8	$897.2
Second Quarter	$876.0	$766.7
Third Quarter	$666.1	$543.0
Fourth Quarter	$531.7	$644.1

Senior Notes

We have entered into variable and fixed rate senior notes with certain entities advised by Pacific Investment Management Company ("PIMCO"). The following table presents the outstanding balance by note class at December 31, 2015 and 2014, respectively.

	Outstanding Balance
	December 31,	December 31,
(Dollars in thousands)	2015	2014
Class A Notes	$50,000	$50,000
Class B Notes	—	75,000
Class C Notes	125,000	—
Total senior notes	$175,000	$125,000

On October 8, 2015, we entered into a second amended and restated note purchase agreement ("Second Amended and Restated Note Purchase Agreement") under which we issued $125 million of fixed rate Class C Notes. The Class C Notes bear interest at an annual fixed rate of 5.06 percent, payable semi-annually and mature on October 9, 2018. The $50 million of variable rate Class A Notes issued in 2014 bear interest at a rate equal to three-month LIBOR plus 3.00 percent, adjusted and payable quarterly and mature on May 31, 2017. The variable rate Class B Notes with a principal amount of $75 million issued in 2012 were repaid in full on November 30, 2015, from the proceeds of the Class C Notes. The unpaid principal amounts of the senior notes are due in full on the respective maturity dates and may not be prepaid.

The Second Amended and Restated Note Purchase Agreement includes customary events of default and covenants that, among other things, require us to maintain a minimum consolidated tangible net worth and minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. With respect to the net capital covenant, our U.S. broker dealer subsidiary is required to maintain minimum net capital of $120 million. At December 31, 2015, we were in compliance with all covenants.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments. The following table summarizes the contractual amounts at December 31, 2015, in total and by remaining maturity. Excluded from the table are a number of obligations recorded on the consolidated statements of financial condition that generally are short-term in nature, including secured financing transactions, trading liabilities, short-term borrowings and other payables and accrued liabilities. The amounts presented in the table below may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation.

		2017	2019	2021 and
(Dollars in millions)	2016	- 2018	- 2020	thereafter	Total
Operating lease obligations	$12.9	$19.9	$17.6	$17.9	$68.3
Purchase commitments	19.1	17.5	0.9	—	37.5
Investment commitments (1)	—	—	—	—	32.8
Loan commitments (2)	—	—	—	—	—
Senior notes	—	175.0	—	—	175.0

(1)
The investment commitments have no specified call dates. The timing of capital calls is based on market conditions and investment opportunities. Investment commitments consist of $22.3 million to an affiliated merchant banking fund, and $10.0 million to an affiliated fund, which provides financing to senior living facilities.

(2)	We may commit to bridge loan financing for our clients. We are unable to estimate the timing on the funding of these commitments and had no commitments outstanding at December 31, 2015.

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

Capital Requirements

As a registered broker dealer and member firm of FINRA, our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At December 31, 2015, our net capital under the SEC’s uniform net capital rule was $187.9 million, and exceeded the minimum net capital required under the SEC rule by $186.9 million.

Although we operate with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our Capital Markets revenue producing activities.

At December 31, 2015, Piper Jaffray Ltd., our broker dealer subsidiary registered in the United Kingdom, was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Jaffray Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At December 31, 2015, Piper Jaffray Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2019	2021		December 31,	December 31,
(Dollars in thousands)	2016	2017	2018	- 2020	- 2022	Later	2015	2014
Customer matched-book derivative contracts (1) (2)	$62,846	$40,950	$—	$72,596	$68,760	$4,147,288	$4,392,440	$4,860,302
Trading securities derivative contracts (2)	260,850	—	—	—	—	29,750	290,600	297,250
Credit default swap index contracts (2)	—	—	—	67,000	—	27,270	94,270	267,796
Futures and equity option derivative contracts (2)	1,344,586	1,000,451	—	—	—	—	2,345,037	19,380
Private equity investment commitments (3)	—	—	—	—	—	—	32,819	37,264

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with two major financial institutions, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $186.4 million at December 31, 2015) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At December 31, 2015, we had $24.4 million of credit exposure with these counterparties, including $16.9 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At December 31, 2015 and December 31, 2014, the net fair value of these derivative contracts approximated $31.8 million and $37.0 million, respectively.

(3)	The investment commitments have no specified call dates. The timing of capital calls is based on market conditions and investment opportunities.

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

Loan Commitments

We may commit to bridge loan financing for our clients. We had no loan commitments outstanding at December 31, 2015.

Investment Commitments

Our private equity and principal investments, including those made as part of our merchant banking activities, are made through investments in various limited partnerships or limited liability companies that provide financing or make investments in private equity funds. We commit capital or act as the managing partner of these entities. For a complete discussion of our activities related to these types of entities, see Note 8, "Variable Interest Entities," in the notes to our consolidated financial statements.

We have committed capital to certain entities and these commitments generally have no specified call dates. We had $32.8 million of commitments outstanding at December 31, 2015, of which $22.3 million relate to an affiliated merchant banking fund, and $10.0 million relate to an affiliated fund, which provides financing for senior living facilities.

Risk Management

Risk is an inherent part of our business. The principal risks we face in operating our business include: strategic risk, market risk, liquidity risk, credit risk, operational risk, human capital risk, and legal, regulatory and compliance risks. The extent to which we properly identify and effectively manage each of these risks is critical to our financial condition and profitability. We have a formal risk management process to identify, assess and monitor each risk and mitigating controls in accordance with defined policies and procedures. The risk management functions are independent of our business lines. Our management takes an active role in the risk management process, and the results are reported to senior management and the Board of Directors.

The audit committee of the Board of Directors oversees the risk management process as well as policies that have been developed by management to monitor and control our primary financial risk exposures. Our Chief Executive Officer and Chief Financial Officer meet with the audit committee on a quarterly basis to discuss our market, credit and liquidity risks and other risk-related topics.

We use internal committees to assist in governing risk and ensure that our business activities are properly assessed, monitored and managed. Our financial risk committee oversees risk management practices, including defining acceptable risk tolerances and approving risk management policies. Membership is comprised of our Chief Executive Officer, Chief Financial Officer, General Counsel, Treasurer, Head of Market and Credit Risk, Head of Public Finance, Head of Fixed Income Services and Firm Investments and Trading, and Head of Equities. Designated members of this committee also convene an executive risk committee which meets on a regular basis to monitor and discuss our primary financial risk exposures. We also have committees which manage risks related to our asset management strategies and principal investments. Membership is comprised of various levels of senior management. Other committees that help evaluate and monitor risk include underwriting, leadership team and operating committees. These committees help manage risk by ensuring that business activities are properly managed and within a defined scope of activity. Our valuation committee, comprised of members of senior management and risk management, provide oversight and overall responsibility for the internal control processes and procedures related to fair value measurements. Additionally, our operational risk committees address and monitor risk related to information systems and security, legal, regulatory and compliance matters, and third parties such as vendors and service providers.

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

Strategic Risk

Strategic risk represents the risk associated with executive management failing to develop and execute on the appropriate overall objectives and strategic vision which demonstrates a commitment to the Company's culture, appropriately responds to external factors in the marketplace, and is in the best interests of our clients, employees and shareholders.

Our leadership team is responsible for managing our strategic risks. The Board of Directors oversees the leadership team in setting and executing our strategic plan.

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

Our different types of market risk include:

Interest Rate Risk — Interest rate risk represents the potential volatility from changes in market interest rates. We are exposed to interest rate risk arising from changes in the level and volatility of interest rates, changes in the shape of the yield curve, changes in credit spreads, and the rate of prepayments on our interest-earning assets (including client margin balances, investments, inventories, and resale agreements) and our funding sources (including client cash balances, short-term financing, senior notes and repurchase agreements), which finance these assets. Interest rate risk is managed by selling short U.S. government securities, agency securities, corporate debt securities and derivative contracts. See Note 6 of our accompanying consolidated financial statements for additional information on our derivative contracts. Our interest rate hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate risk.

Equity Price Risk — Equity price risk represents the potential loss in value due to adverse changes in the level or volatility of equity prices. We are exposed to equity price risk through our trading activities in the U.S. market. We attempt to reduce the risk of loss inherent in our market-making and in our inventory of equity securities by establishing limits on the notional level of our inventory and by managing net position levels within those limits.

Value-at-Risk ("VaR")

We use the statistical technique known as VaR to measure, monitor and review the market risk exposures in our trading portfolios. VaR is the potential loss in value of our trading positions, excluding non-controlling interests, due to adverse market movements over a defined time horizon with a specified confidence level. We perform a daily VaR analysis on substantially all of our trading positions, including fixed income, equities, convertible bonds, mortgage-backed securities and all associated economic hedges. These positions encompass both customer-related and strategic trading activities, which focus on proprietary investments in municipal bonds, and mortgage-backed securities. A VaR model provides a common metric for assessing market risk across business lines and products. Changes in VaR between reporting periods are generally due to changes in levels of risk exposure, volatilities and/or correlations among asset classes and individual securities.

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

	December 31,	December 31,
(Dollars in thousands)	2015	2014
Interest Rate Risk	$608	$740
Equity Price Risk	119	235
Diversification Effect (1)	(66)	(129)
Total Value-at-Risk	$661	$846

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the years ended December 31, 2015 and 2014, respectively.

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2015
Interest Rate Risk	$853	$415	$582
Equity Price Risk	618	31	314
Diversification Effect (1)			(133)
Total Value-at-Risk	$1,128	$487	$763

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2014
Interest Rate Risk	$1,344	$291	$797
Equity Price Risk	920	17	265
Diversification Effect (1)			(232)
Total Value-at-Risk	$1,332	$302	$830

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses exceeded our one-day VaR on six occasions during 2015.

The aggregate VaR as of December 31, 2015 was lower than the reported VaR on December 31, 2014. The decrease in VaR is due to lower volatility during the measurement period and reduced inventory levels.

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

Our inventory positions, including those associated with strategic trading activities, subject us to potential financial losses from the reduction in value of illiquid positions. Market risk can be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. Depending on the specific security, the structure of the financial product, and/or overall market conditions, we may be forced to hold a security for substantially longer than we had planned or forced to liquidate into a challenging market if funding becomes unavailable.

Credit Risk

Credit risk refers to the potential for loss due to the default or deterioration in credit quality of a counterparty, customer, borrower or issuer of securities we hold in our trading inventory. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction and the parties involved.

Credit spread risk arises from the possibility that changes in credit spreads will affect the value of financial instruments. Credit spreads represent the credit risk premiums required by market participants for a given credit quality (e.g., the additional yield that a debt instrument issued by a AA-rated entity must produce over a risk-free alternative). Changes in credit spreads result from potential changes in an issuer’s credit rating or the market’s perception of the issuer’s credit worthiness. We are exposed to credit spread risk with the debt instruments held in our trading inventory, including those held for strategic trading activities. We enter into transactions to hedge our exposure to credit spread risk through the use of derivatives and certain other financial instruments. These hedging strategies may not work in all market environments and as a result may not be effective in mitigating credit spread risk.

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

We have concentrated counterparty credit exposure with five non-publicly rated entities totaling $24.4 million at December 31, 2015. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represents 69.4 percent, or $16.9 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

In order to mitigate and control operational risk, we have developed and continue to enhance policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization. We also have business continuity plans in place that we believe will cover critical processes on a company-wide basis, and redundancies are built into our systems as we have deemed appropriate. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our various businesses are operating within established corporate policies and limits.

Human Capital Risk

Our business is a human capital business and our success is dependent upon the skills, expertise and performance of our employees. Our ability to compete effectively in the marketplace is dependent upon attracting and retaining qualified individuals who are motivated to serve the best interests of our clients, thereby serving the best interests of our company. Attracting and retaining employees depends, among other things, on our company's culture, management, work environment, geographic locations and compensation.

Legal, Regulatory and Compliance Risk

Legal, regulatory and compliance risk includes the risk of non-compliance with applicable legal and regulatory requirements and loss to our reputation we may suffer as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. We are generally subject to extensive regulation in the various jurisdictions in which we conduct our business. We have established procedures that are designed to ensure compliance with applicable statutory and regulatory requirements, such as public company reporting obligations, regulatory net capital requirements, sales and trading practices, potential conflicts of interest, use and safekeeping of customer funds and securities, anti-money laundering, privacy and recordkeeping. We have also established procedures that are designed to require that our policies relating to ethics and business conduct are followed. The legal and regulatory focus on the financial services industry presents a continuing business challenge for us.

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

Effects of Inflation

Because our assets are liquid and generally short-term in nature, they are not significantly affected by inflation. However, the rate of inflation affects our expenses, such as employee compensation, office space leasing costs and communications charges, which may not be readily recoverable in the price of services we offer to our clients. To the extent inflation results in rising interest rates and has other adverse effects upon the securities markets, it may adversely affect our financial position and results of operations.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2015.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of Piper Jaffray Companies included in this Annual Report on Form 10-K, has issued an attestation report on internal control over financial reporting as of December 31, 2015. Their report, which expresses an unqualified opinion on the effectiveness of Piper Jaffray Companies’ internal control over financial reporting as of December 31, 2015, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Piper Jaffray Companies

We have audited Piper Jaffray Companies’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Piper Jaffray Companies’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Piper Jaffray Companies maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Piper Jaffray Companies and our report dated February 25, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Piper Jaffray Companies

We have audited the accompanying consolidated statements of financial condition of Piper Jaffray Companies (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Piper Jaffray Companies at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Piper Jaffray Companies’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 25, 2016

Piper Jaffray Companies
Consolidated Statements of Financial Condition

	December 31,	December 31,
(Amounts in thousands, except share data)	2015	2014
Assets
Cash and cash equivalents	$189,910	$15,867
Cash and cash equivalents segregated for regulatory purposes	81,022	25,011
Receivables:
Customers	41,167	9,658
Brokers, dealers and clearing organizations	147,949	161,009
Securities purchased under agreements to resell	136,983	308,165

Financial instruments and other inventory positions owned	283,579	507,794
Financial instruments and other inventory positions owned and pledged as collateral	707,355	1,108,567
Total financial instruments and other inventory positions owned	990,934	1,616,361

Fixed assets (net of accumulated depreciation and amortization of $51,874 and $47,327, respectively)	18,984	18,171
Goodwill	217,976	211,878
Intangible assets (net of accumulated amortization of $48,803 and $41,141, respectively)	30,530	30,658
Investments	163,861	126,840
Other assets	119,202	100,299
Total assets	$2,138,518	$2,623,917

Liabilities and Shareholders’ Equity
Short-term financing	$446,190	$377,767
Senior notes	175,000	125,000
Payables:
Customers	37,364	13,328
Brokers, dealers and clearing organizations	48,131	25,564
Securities sold under agreements to repurchase	45,319	102,646
Financial instruments and other inventory positions sold, but not yet purchased	239,155	738,124
Accrued compensation	251,638	228,877
Other liabilities and accrued expenses	62,901	43,151
Total liabilities	1,305,698	1,654,457

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at December 31, 2015 and December 31, 2014;
Shares issued: 19,510,858 at December 31, 2015 and 19,523,371 at December 31, 2014;
Shares outstanding: 13,311,016 at December 31, 2015 and 15,265,420 at December 31, 2014	195	195
Additional paid-in capital	752,066	735,415
Retained earnings	279,140	227,065
Less common stock held in treasury, at cost: 6,199,842 at December 31, 2015 and 4,257,951 shares at December 31, 2014	(247,553)	(143,140)
Accumulated other comprehensive income/(loss)	(189)	377
Total common shareholders’ equity	783,659	819,912

Noncontrolling interests	49,161	149,548
Total shareholders’ equity	832,820	969,460

Total liabilities and shareholders’ equity	$2,138,518	$2,623,917

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations

	Year Ended December 31,
(Amounts in thousands, except per share data)	2015	2014	2013
Revenues:
Investment banking	$414,118	$369,811	$248,563
Institutional brokerage	154,889	156,809	146,648
Asset management	75,017	85,062	83,045
Interest	41,557	48,716	50,409
Investment income	10,736	12,813	21,566

Total revenues	696,317	673,211	550,231

Interest expense	23,399	25,073	25,036

Net revenues	672,918	648,138	525,195

Non-interest expenses:
Compensation and benefits	421,733	394,510	322,464
Outside services	36,218	37,055	32,982
Occupancy and equipment	28,301	28,231	25,493
Communications	23,762	22,732	21,431
Marketing and business development	29,990	27,260	21,603
Trade execution and clearance	7,794	7,621	8,270
Restructuring and integration costs	10,652	—	4,689
Intangible asset amortization expense	7,662	9,272	7,993
Other operating expenses	20,383	11,146	4,657

Total non-interest expenses	586,495	537,827	449,582

Income from continuing operations before income tax expense	86,423	110,311	75,613

Income tax expense	27,941	35,986	20,390

Income from continuing operations	58,482	74,325	55,223

Discontinued operations:
Loss from discontinued operations, net of tax	—	—	(4,739)

Net income	58,482	74,325	50,484

Net income applicable to noncontrolling interests	6,407	11,153	5,394

Net income applicable to Piper Jaffray Companies	$52,075	$63,172	$45,090

Net income applicable to Piper Jaffray Companies’ common shareholders	$48,060	$58,141	$40,596

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Operations – Continued

	Year Ended December 31,
(Amounts in thousands, except per share data)	2015	2014	2013
Amounts applicable to Piper Jaffray Companies
Net income from continuing operations	$52,075	$63,172	$49,829
Net loss from discontinued operations	—	—	(4,739)
Net income applicable to Piper Jaffray Companies	$52,075	$63,172	$45,090

Earnings/(loss) per basic common share
Income from continuing operations	$3.34	$3.88	$2.98
Loss from discontinued operations	—	—	(0.28)
Earnings per basic common share	$3.34	$3.88	$2.70

Earnings/(loss) per diluted common share
Income from continuing operations	$3.34	$3.87	$2.98
Loss from discontinued operations	—	—	(0.28)
Earnings per diluted common share	$3.34	$3.87	$2.70

Weighted average number of common shares outstanding
Basic	14,368	14,971	15,046
Diluted	14,389	15,025	15,061

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Net income	$58,482	$74,325	$50,484

Other comprehensive income/(loss), net of tax:
Adjustment to unrecognized pension cost	—	—	(38)
Foreign currency translation adjustment	(566)	(519)	267

Total other comprehensive income/(loss), net of tax	(566)	(519)	229

Comprehensive income	57,916	73,806	50,713

Comprehensive income applicable to noncontrolling interests	6,407	11,153	5,394

Comprehensive income applicable to Piper Jaffray Companies	$51,509	$62,653	$45,319

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Changes in Shareholders' Equity

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity

Balance at December 31, 2012	15,213,796	$195	$754,566	$118,803	$(140,939)	$667	$733,292	$56,883	$790,175

Net income	—	—	—	45,090	—	—	45,090	5,394	50,484
Amortization/issuance of restricted stock	—	—	23,528	—	—	—	23,528	—	23,528
Repurchase of common stock through share repurchase program	(1,719,662)	—	—	—	(55,929)	—	(55,929)	—	(55,929)
Issuance of treasury shares for restricted stock vestings	1,173,180	—	(38,636)	—	38,636	—	—	—	—
Repurchase of common stock for employee tax withholding	(386,713)	—	—	—	(15,533)	—	(15,533)	—	(15,533)
Issuance of treasury shares for 401k match	96,049	—	803	—	3,136	—	3,939	—	3,939
Shares reserved to meet deferred compensation obligations	6,768	—	60	—	—	—	60	—	60
Other comprehensive income	—	—	—	—	—	229	229	—	229
Fund capital contributions, net	—	—	—	—	—	—	—	85,119	85,119
Balance at December 31, 2013	14,383,418	$195	$740,321	$163,893	$(170,629)	$896	$734,676	$147,396	$882,072

Net income	—	—	—	63,172	—	—	63,172	11,153	74,325
Amortization/issuance of restricted stock	—	—	23,649	—	—	—	23,649	—	23,649
Issuance of treasury shares for options exercised	137,864	—	834	—	4,618	—	5,452	—	5,452
Issuance of treasury shares for restricted stock vestings	892,385	—	(30,295)	—	30,295	—	—	—	—
Repurchase of common stock for employee tax withholding	(256,055)	—	—	—	(10,854)	—	(10,854)	—	(10,854)
Issuance of treasury shares for 401k match	103,598	—	726	—	3,430	—	4,156	—	4,156
Shares reserved to meet deferred compensation obligations	4,210	—	180	—	—	—	180	—	180
Other comprehensive loss	—	—	—	—	—	(519)	(519)	—	(519)
Fund capital withdrawals, net	—	—	—	—	—	—	—	(9,001)	(9,001)
Balance at December 31, 2014	15,265,420	$195	$735,415	$227,065	$(143,140)	$377	$819,912	$149,548	$969,460

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Changes in Shareholders' Equity – Continued

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity

Net income	—	$—	$—	$52,075	$—	$—	$52,075	$6,407	$58,482
Amortization/issuance of restricted stock	—	—	43,237	—	—	—	43,237	—	43,237
Repurchase of common stock through share repurchase program	(2,459,400)	—	—	—	(118,464)	—	(118,464)	—	(118,464)
Issuance of treasury shares for options exercised	50,671	—	96	—	1,760	—	1,856	—	1,856
Issuance of treasury shares for restricted stock vestings	734,080	—	(26,752)	—	26,752	—	—	—	—
Repurchase of common stock for employee tax withholding	(281,180)	—	—	—	(14,461)	—	(14,461)	—	(14,461)
Shares reserved to meet deferred compensation obligations	1,425	—	70	—	—	—	70	—	70
Other comprehensive loss	—	—	—	—	—	(566)	(566)	—	(566)
Fund capital withdrawals, net	—	—	—	—	—	—	—	(106,794)	(106,794)
Balance at December 31, 2015	13,311,016	$195	$752,066	$279,140	$(247,553)	$(189)	$783,659	$49,161	$832,820
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Operating Activities:
Net income	$58,482	$74,325	$50,484
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	5,058	5,269	5,714
Deferred income taxes	(20,959)	(10,843)	(2,630)
Loss on sale of FAMCO	—	—	1,876
Stock-based and deferred compensation	48,754	28,764	21,598
Amortization of intangible assets	7,662	9,272	7,993
Amortization of forgivable loans	6,377	5,316	6,300
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	(56,011)	18,001	(12,005)
Receivables:
Customers	(31,509)	1,975	2,162
Brokers, dealers and clearing organizations	13,060	(33,896)	21,004
Securities purchased under agreements to resell	171,182	(140,290)	(22,442)
Net financial instruments and other inventory positions owned	126,458	(27,042)	4,685
Investments	(37,021)	(14,797)	(26,271)
Other assets	2,065	3,785	(3,727)
Increase/(decrease) in operating liabilities:
Payables:
Customers	24,036	(19,781)	(8,898)
Brokers, dealers and clearing organizations	22,567	(2,158)	(33,559)
Securities sold under agreements to repurchase	18,050	—	—
Accrued compensation	2,178	67,247	32,233
Other liabilities and accrued expenses	19,095	(15,216)	(2,354)

Net cash provided by/(used in) operating activities	379,524	(50,069)	42,163

Investing Activities:
Business acquisitions, net of cash acquired	(11,739)	—	(24,726)
Repayment of FAMCO note	1,500	2,000	250
Purchases of fixed assets, net	(5,914)	(7,387)	(5,476)

Net cash used in investing activities	(16,153)	(5,387)	(29,952)

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Cash Flows – Continued

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Financing Activities:
Increase/(decrease) in short-term financing	$68,423	$(136,944)	$37,697
Issuance of senior notes	125,000	50,000	—
Repayment of senior notes	(75,000)	(50,000)	—
Increase/(decrease) in securities sold under agreements to repurchase	(75,377)	98,249	(45,603)
Increase/(decrease) in noncontrolling interests	(106,794)	(9,001)	85,119
Repurchase of common stock	(132,925)	(10,854)	(71,462)
Excess tax benefit from stock-based compensation	5,858	1,081	47
Proceeds from stock option exercises	1,856	5,452	—

Net cash provided by/(used in) financing activities	(188,959)	(52,017)	5,798

Currency adjustment:
Effect of exchange rate changes on cash	(369)	(343)	303

Net increase/(decrease) in cash and cash equivalents	174,043	(107,816)	18,312

Cash and cash equivalents at beginning of year	15,867	123,683	105,371

Cash and cash equivalents at end of year	$189,910	$15,867	$123,683

Supplemental disclosure of cash flow information –
Cash paid during the year for:
Interest	$24,668	$25,345	$23,487
Income taxes	$31,950	$58,599	$745

Non-cash financing activities –
Issuance of common stock for retirement plan obligations:
103,598 shares and 96,049 shares for the years ended December 31, 2014 and 2013, respectively	$—	$4,156	$3,939

Issuance of restricted common stock for annual equity award:
550,650 shares, 402,074 shares and 431,582 shares for the years ended December 31, 2015, 2014 and 2013, respectively	$30,429	$16,131	$17,699

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

Capital Markets

The Capital Markets segment provides institutional sales, trading and research services and investment banking services. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Investment banking services include management of and participation in underwritings, merger and acquisition services and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Also, the Company generates revenue through strategic trading and investing activities, which focus on investments in municipal bonds, mortgage-backed securities, U.S. government agency securities, and merchant banking activities involving equity or debt investments in late stage private companies. The Company has created alternative asset management funds in merchant banking and senior living in order to invest firm capital and to manage capital from outside investors. The Company receives management and performance fees for managing these funds.

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

When the Company does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies (generally defined as owning a voting or economic interest of between 20 percent to 50 percent), the Company's investment is accounted for under the equity method of accounting. The Company accounts for certain investments in partnerships under the equity method of accounting. If the Company does not have a controlling financial interest in, or exert significant influence over, an entity, the Company accounts for its investment at fair value, if the fair value option was elected, or at cost.

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

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from brokers, dealers and clearing organizations include receivables arising from unsettled securities transactions, deposits paid for securities borrowed, receivables from clearing organizations, deposits with clearing organizations and amounts receivable for securities not delivered to the purchaser by the settlement date (“securities failed to deliver”). Payables to brokers,

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

dealers and clearing organizations include payables arising from unsettled securities transactions, payables to clearing organizations and amounts payable for securities not received from a seller by the settlement date (“securities failed to receive”). Unsettled securities transactions related to the Company's broker dealer operations are recorded at contract value on a net basis. Unsettled securities transactions related to the Company's consolidated municipal bond fund are recorded on a gross basis.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

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

Intangible assets with determinable lives consist of customer relationships and non-competition agreements that are amortized over their original estimated useful lives ranging from one to ten years. Indefinite-life intangible assets consist of the ARI trade name. It is not amortized and is evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amount.

Investments

The Company’s investments include equity investments in private companies and partnerships, investments in registered mutual funds, warrants of public and private companies and private company debt. Equity investments in private companies are accounted for at fair value, as required by accounting guidance or if the fair value option was elected, or at cost. Investments in partnerships are accounted for under the equity method, which is generally the net asset value. Registered mutual funds are accounted for at fair value. Company-owned warrants with a cashless exercise option are valued at fair value, while warrants without a cashless exercise option are valued at cost. Private company debt investments are recorded at fair value, as required by accounting guidance, or at amortized cost, net of any unamortized premium or discount.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Interest Revenue and Expense – The Company nets interest expense within net revenues to mitigate the effects of fluctuations in interest rates on the Company’s consolidated statements of operations. The Company recognizes contractual interest on financial instruments owned and financial instruments sold, but not yet purchased (excluding derivative instruments), on an accrual basis as a component of interest revenue and expense. The Company accounts for interest related to its short-term financing and its senior notes on an accrual basis with related interest recorded as interest expense. In addition, the Company recognizes interest revenue related to its securities borrowed and securities purchased under agreements to resell activities and interest expense related to its securities loaned and securities sold under agreements to repurchase activities on an accrual basis.

Investment Income – Investment income includes realized and unrealized gains and losses from the Company's merchant banking and other firm investments.

Stock-based Compensation

FASB Accounting Standards Codification Topic 718, “Compensation — Stock Compensation,” (“ASC 718”) requires all stock-based compensation to be expensed on the consolidated statements of operations based on the grant date fair value of the award. Compensation expense related to stock-based awards that do not require future service are recognized in the year in which the awards were deemed to be earned. Stock-based awards that require future service are amortized over the relevant service period net of estimated forfeitures. See Note 22 for additional information on the Company's accounting for stock-based compensation.

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

Unvested stock-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the earnings allocation in the earnings per share calculation under the two-class method. The Company grants restricted stock and restricted stock units as part of its stock-based compensation program. Recipients of restricted stock are entitled to receive nonforfeitable dividends during the vesting period, and therefore meet the definition of a participating security. The Company's unvested restricted stock units are not participating securities as recipients are not eligible to receive nonforfeitable dividends.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

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

Consolidation

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02"). ASU 2015-02 makes several modifications to the consolidation guidance for VIEs and general partners' investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. It is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2015-02 will result in the deconsolidation of certain investment partnerships with assets of approximately $9.4 million.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). The amendments in ASU 2016-01 address certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for annual and interim periods beginning after December 15, 2017. Except for the early application guidance outlined in ASU 2016-01, early adoption is not permitted. The Company is evaluating the impact of the new guidance on its consolidated financial statements.

Note 4 Acquisitions

The following acquisitions were accounted for pursuant to FASB Accounting Standards Codification Topic 805, "Business Combinations." Accordingly, the purchase price of each acquisition was allocated to the acquired assets and liabilities assumed based on their estimated fair values as of the respective acquisition dates. The excess of the purchase price over the net assets acquired was allocated between goodwill and intangible assets within the Capital Markets segment.

River Branch Holdings LLC and BMO Capital Markets GKST Inc.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The Company recorded $6.1 million of goodwill on the consolidated statements of financial condition. In management's opinion, the goodwill represents the reputation and operating expertise of River Branch and BMO GKST employees.

Identifiable intangible assets purchased by the Company consisted of customer relationships with acquisition-date fair values estimated to be $7.5 million. Transaction costs of $0.8 million were incurred for the year ended December 31, 2015, and are included in restructuring and integration costs on the consolidated statements of operations.

The results of operations of River Branch and BMO GKST have been included in the Company's consolidated financial statements prospectively from the respective dates of acquisition. The terms of these transactions were not disclosed as the acquisitions did not have a material impact on the Company's consolidated financial statements.

Seattle-Northwest Securities Corporation and Edgeview Partners, L.P.

On July 12, 2013, the Company completed the purchase of Seattle-Northwest Securities Corporation ("Seattle-Northwest"), a Seattle-based investment bank and broker dealer focused on public finance in the Northwest region of the U.S. The acquisition of Seattle-Northwest supported the Company's strategy to grow its public finance business.

On July 16, 2013, the Company completed the purchase of Edgeview Partners, L.P. ("Edgeview"), a middle-market advisory firm specializing in mergers and acquisitions. The acquisition of Edgeview further strengthened the Company's mergers and acquisitions position in the middle market and added resources dedicated to the private equity community.

The Company paid $32.7 million in cash for Seattle-Northwest and Edgeview, which represented the fair values as of the respective acquisition dates. The Company also entered into acquisition-related compensation arrangements of $14.3 million which consisted of cash, restricted stock and restricted mutual fund shares ("MFRS Awards") of registered funds managed by the Company's asset management business. Compensation expense related to these arrangements is amortized on a straight-line basis over the original requisite service period of two to five years (a weighted average remaining service period of 2.0 years).

The Company recorded $15.0 million of goodwill on the consolidated statements of financial condition, of which $9.1 million is expected to be deductible for income tax purposes. In management's opinion, the goodwill represents the reputation and expertise of Seattle-Northwest and Edgeview employees.

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

Definitive Agreement to Acquire Simmons & Company International

On November 16, 2015, the Company entered into a Securities Purchase Agreement ("Purchase Agreement") with Simmons & Company International ("Simmons"), an employee-owned investment bank and broker dealer focused on the energy industry. Pursuant to the Purchase Agreement, the Company agreed to purchase 100 percent of the capital stock of Simmons and its subsidiaries for total consideration of approximately $139.0 million, consisting of $91.0 million in cash and $48.0 million of restricted stock. The Company has committed an additional $21.0 million in cash and stock for retention purposes. The transaction is expected to close in the first quarter of 2016.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 5 Discontinued Operations

The Company's Hong Kong capital markets business ceased operations in 2012 and incurred liquidation costs extending into 2013. In accordance with the provisions of FASB Accounting Standards Codification Topic 205-20, “Discontinued Operations,” the results from this business, previously reported in the Capital Markets segment, have been classified as discontinued operations for all periods presented.

The components of discontinued operations for the Hong Kong capital markets business are as follows:

Year Ended
December 31,
(Dollars in thousands)	2013
Other expenses	$1,197

Loss from discontinued operations before income tax benefit	(1,197)

Income tax benefit	(415)

Loss from discontinued operations, net of tax	$(782)

In 2013, the Company completed the sale of FAMCO, an asset management subsidiary, for consideration of $4.0 million which consisted of $0.3 million in cash and a $3.7 million note receivable from the buyer. FAMCO's results, previously reported in the Asset Management segment, have been presented as discontinued operations for all periods presented.

The components of discontinued operations for FAMCO are as follows:

Year Ended
December 31,
(Dollars in thousands)	2013
Net revenues	$1,650

Operating expenses	5,057

Loss from discontinued operations before income tax benefit	(3,407)

Income tax benefit	(1,326)

Loss from discontinued operations	(2,081)

Loss on sale, net of tax	(1,876)

Loss from discontinued operations, net of tax	$(3,957)

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 6 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

	December 31,	December 31,
(Dollars in thousands)	2015	2014
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$9,505	$50,365
Convertible securities	18,460	156,685
Fixed income securities	48,654	48,651
Municipal securities:
Taxable securities	111,591	312,753
Tax-exempt securities	416,966	559,704
Short-term securities	33,068	68,717
Mortgage-backed securities	121,794	125,065
U.S. government agency securities	188,140	244,046
U.S. government securities	7,729	2,549
Derivative contracts	35,027	47,826
Total financial instruments and other inventory positions owned	990,934	1,616,361

Less noncontrolling interests (1)	(43,397)	(267,742)
	$947,537	$1,348,619

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$15,740	$154,589
Fixed income securities	39,909	21,460
U.S. government agency securities	21,267	27,735
U.S. government securities	159,037	523,527
Derivative contracts	3,202	10,813
Total financial instruments and other inventory positions sold, but not yet purchased	239,155	738,124

Less noncontrolling interests (2)	(4,586)	(98,669)
	$234,569	$639,455

(1)
Noncontrolling interests attributable to third party ownership in a consolidated municipal bond fund consist of $7.5 million and $123.3 million of taxable municipal securities, $35.1 million and $139.5 million of tax-exempt municipal securities, and $0.8 million and $4.9 million of derivative contracts as of December 31, 2015 and 2014, respectively.

(2)
Noncontrolling interests attributable to third party ownership in a consolidated municipal bond fund consist of $4.6 million and $97.6 million of U.S. government securities as of December 31, 2015 and 2014, respectively, and $1.1 million of derivative contracts as of December 31, 2014.

At December 31, 2015 and 2014, financial instruments and other inventory positions owned in the amount of $0.7 billion and $1.1 billion, respectively, had been pledged as collateral for short-term financings and repurchase agreements.

Financial instruments and other inventory positions sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. The Company is obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected on the consolidated statements of financial condition. The Company economically hedges changes in the market value of its financial instruments and other inventory positions owned using inventory positions sold, but not yet purchased, interest rate derivatives, credit default swap index contracts, U.S. treasury bond and Eurodollar futures and exchange traded options.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Derivative Contract Financial Instruments

The Company uses interest rate swaps, interest rate locks, credit default swap index contracts, U.S treasury bond and Eurodollar futures and equity option contracts as a means to manage risk in certain inventory positions. The Company also enters into interest rate swaps to facilitate customer transactions. The following describes the Company’s derivatives by the type of transaction or security the instruments are economically hedging.

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

Trading securities derivatives: The Company enters into interest rate derivative contracts and uses U.S. treasury bond and Eurodollar futures to hedge interest rate and market value risks associated with its fixed income securities. These instruments use interest rates based upon either the Municipal Market Data (“MMD”) index, LIBOR or the SIFMA index. The Company also enters into credit default swap index contracts to hedge credit risk associated with its taxable fixed income securities and option contracts to hedge market value risk associated with its convertible securities.

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

	December 31, 2015			December 31, 2014
(Dollars in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$406,888	$386,284	$4,392,440	$447,987	$425,227	$4,860,302
Trading securities	—	7,685	290,600	140	8,242	297,250
Credit default swap index
Trading securities	5,411	530	94,270	5,808	5,188	267,796
Futures and equity options
Trading securities	164	149	2,345,037	76	189	19,380
	$412,463	$394,648	$7,122,347	$454,011	$438,846	$5,444,728

(1)	Derivative assets are included within financial instruments and other inventory positions owned on the consolidated statements of financial condition.

(2)	Derivative liabilities are included within financial instruments and other inventory positions sold, but not yet purchased on the consolidated statements of financial condition.

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

(Dollars in thousands)		Year Ended December 31,
Derivative Category	Operations Category	2015	2014	2013
Interest rate derivative contract	Investment banking	$(2,274)	$(2,790)	$(1,529)
Interest rate derivative contract	Institutional brokerage	534	(1,678)	(2,511)
Credit default swap index contract	Institutional brokerage	12,228	(1,080)	(1,522)
Futures and equity option derivative contracts	Institutional brokerage	(252)	1,037	(646)
		$10,236	$(4,511)	$(6,208)

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company’s financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company’s  derivative contracts are substantially collateralized by its counterparties, who  are major  financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of December 31, 2015, the Company had $24.4 million of uncollateralized credit exposure with these counterparties (notional contract amount of $186.4 million), including $16.9 million of uncollateralized credit exposure with one counterparty.

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

U.S. government agency securities – U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities and are categorized as Level II. Mortgage bonds include bonds secured by mortgages, mortgage pass-through securities, agency collateralized mortgage-obligation (“CMO”) securities and agency interest-only securities. Mortgage pass-through securities, CMO securities and interest-only securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore are generally categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields ranging from 200-300 basis points (“bps”) on spreads over U.S. treasury securities, or models based upon prepayment expectations ranging from 14%-16% conditional prepayment rate (“CPR”). These securities are categorized as Level II.

U.S. government securities – U.S. government securities include highly liquid U.S. treasury securities which are generally valued using quoted market prices and therefore categorized as Level I. The Company does not transact in securities of countries other than the U.S. government.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Derivatives – Derivative contracts include interest rate swaps, interest rate locks, credit default swap index contracts, U.S treasury bond and Eurodollar futures and equity option contracts. These instruments derive their value from underlying assets, reference rates, indices or a combination of these factors. The Company's equity option derivative contracts are valued based on quoted prices from the exchange for identical assets or liabilities as of the period-end date. To the extent these contracts are actively traded and valuation adjustments are not applied, they are categorized as Level I. The Company’s credit default swap index contracts are valued using market price quotations and are classified as Level II. The majority of the Company’s interest rate derivative contracts, including both interest rate swaps and interest rate locks, are valued using market standard pricing models based on the net present value of estimated future cash flows. The valuation models used do not involve material subjectivity as the methodologies do not entail significant judgment and the pricing inputs are market observable, including contractual terms, yield curves and measures of volatility. These instruments are classified as Level II within the fair value hierarchy. Certain interest rate locks transact in less active markets and were valued using valuation models that included the previously mentioned observable inputs and certain unobservable inputs that required significant judgment, such as the premium over the MMD curve. These instruments are classified as Level III.

Investments

The Company’s investments valued at fair value include equity investments in private companies and partnerships, investments in registered mutual funds, warrants of public and private companies and private company debt. Investments in registered mutual funds are valued based on quoted prices on active markets and classified as Level I. Company-owned warrants, which have a cashless exercise option, are valued based upon the Black-Scholes option-pricing model and certain unobservable inputs. The Company applies a liquidity discount to the value of its warrants in public and private companies. For warrants in private companies, valuation adjustments, based upon management’s judgment, are made to account for differences between the measured security and the stock volatility factors of comparable companies. Company-owned warrants are reported as Level III assets. Investments in private companies are valued based on an assessment of each underlying security, considering rounds of financing, third party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA")) and changes in market outlook, among other factors. These securities are generally categorized as Level III.

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking and other investments at inception to reflect economic events in earnings on a timely basis. Merchant banking and other equity investments of $19.7 million and $18.4 million, included within investments on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets at December 31, 2015 and 2014, respectively. The realized and unrealized gains from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were $1.3 million, $2.7 million and $10.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level III financial instruments as of December 31, 2015:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	Discounted cash flow	Debt service coverage ratio (2)	5 - 60%	19.4%
Short-term securities	Discounted cash flow	Expected recovery rate (% of par) (2)	66 - 94%	91.0%
Mortgage-backed securities:
Collateralized by residential mortgages	Discounted cash flow	Credit default rates (3)	1 - 12%	4.2%
		Prepayment rates (4)	2 - 21%	10.0%
		Loss severity (3)	30 - 90%	62.3%
		Valuation yields (3)	2 - 8%	4.6%
Investments at fair value:
Equity securities in private companies	Market approach	Revenue multiple (2)	2 - 6 times	4.4 times
		EBITDA multiple (2)	10 - 12 times	10.4 times

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	1 - 32 bps	6.5 bps
Sensitivity of the fair value to changes in unobservable inputs:

(1)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly lower/(higher) fair value measurement.

(2)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly higher/(lower) fair value measurement.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the valuation of the Company’s financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2015:

				Counterparty
				and Cash
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$7,569	$1,936	$—	$—	$9,505
Convertible securities	—	18,460	—	—	18,460
Fixed income securities	—	48,654	—	—	48,654
Municipal securities:
Taxable securities	—	105,775	5,816	—	111,591
Tax-exempt securities	—	415,789	1,177	—	416,966
Short-term securities	—	32,348	720	—	33,068
Mortgage-backed securities	—	670	121,124	—	121,794
U.S. government agency securities	—	188,140	—	—	188,140
U.S. government securities	7,729	—	—	—	7,729
Derivative contracts	164	412,299	—	(377,436)	35,027
Total financial instruments and other inventory positions owned:	15,462	1,224,071	128,837	(377,436)	990,934

Cash equivalents	130,138	—	—	—	130,138

Investments at fair value	34,874	—	107,907	—	142,781
Total assets	$180,474	$1,224,071	$236,744	$(377,436)	$1,263,853

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$13,489	$2,251	$—	$—	$15,740
Fixed income securities	—	39,909	—	—	39,909
U.S. government agency securities	—	21,267	—	—	21,267
U.S. government securities	159,037	—	—	—	159,037
Derivative contracts	149	387,351	7,148	(391,446)	3,202
Total financial instruments and other inventory positions sold, but not yet purchased:	$172,675	$450,778	$7,148	$(391,446)	$239,155

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

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

The Company’s Level III assets were $236.7 million and $201.0 million, or 18.7 percent and 11.7 percent of financial instruments measured at fair value at December 31, 2015 and 2014, respectively. The value of transfers between levels are recognized at the beginning of the reporting period. There were no significant transfers between Level I, Level II or Level III for the year ended December 31, 2015.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	December 31,	December 31,
(Dollars in thousands)	2014	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2015	2015 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Taxable securities	$—	$5,133	$—	$—	$—	$—	$683	$5,816	$683
Tax-exempt securities	1,186	—	—	—	—	—	(9)	1,177	(9)
Short-term securities	720	—	—	—	—	—	—	720	—
Mortgage-backed securities	124,749	130,534	(138,874)	—	—	3,301	1,414	121,124	2,157
Derivative contracts	140	520	—	—	—	(520)	(140)	—	—
Total financial instruments and other inventory positions owned:	126,795	136,187	(138,874)	—	—	2,781	1,948	128,837	2,831

Investments at fair value	74,165	17,089	(1,089)	—	—	84	17,658	107,907	17,552
Total assets	$200,960	$153,276	$(139,963)	$—	$—	$2,865	$19,606	$236,744	$20,383

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$7,822	$(10,349)	$—	$—	$—	$10,349	$(674)	$7,148	$7,148
Total financial instruments and other inventory positions sold, but not yet purchased:	$7,822	$(10,349)	$—	$—	$—	$10,349	$(674)	$7,148	$7,148

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	December 31,	December 31,
(Dollars in thousands)	2013	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2014	2014 (1)
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Fixed income securities	$100	$—	$(100)	$—	$—	$—	$—	$—	$—
Municipal securities:
Tax-exempt securities	1,433	—	—	—	—	—	(247)	1,186	(247)
Short-term securities	656	—	(25)	—	—	6	83	720	83
Mortgage-backed securities	119,799	154,338	(161,962)	3,552	—	9,189	(167)	124,749	1,745
Derivative contracts	691	3,602	—	—	—	(3,602)	(551)	140	140
Total financial instruments and other inventory positions owned:	122,679	157,940	(162,087)	3,552	—	5,593	(882)	126,795	1,721

Investments at fair value	49,240	21,730	(2,368)	—	—	2,368	3,195	74,165	3,195
Total assets	$171,919	$179,670	$(164,455)	$3,552	$—	$7,961	$2,313	$200,960	$4,916

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$6,643	$(16,751)	$—	$—	$—	$16,751	$1,179	$7,822	$7,822
Total financial instruments and other inventory positions sold, but not yet purchased:	$6,643	$(16,751)	$—	$—	$—	$16,751	$1,179	$7,822	$7,822

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

VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities. The determination as to whether an entity is a VIE is based on the amount and nature of the members’ equity investment in the entity. The Company also considers other characteristics such as the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance. For those entities that meet the deferral provisions defined by ASU 2010-10, the Company considers characteristics such as the ability to influence the decision making about the entity’s activities and how the entity is financed. The Company has identified certain of the entities described above as VIEs. These VIEs had net assets approximating $0.4 billion and $0.6 billion at December 31, 2015 and 2014, respectively. The Company’s exposure to loss from these VIEs is $8.0 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at December 31, 2015. The Company had no liabilities related to these VIEs at December 31, 2015 and 2014.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The Company is required to consolidate all VIEs for which it is considered to be the primary beneficiary. The determination as to whether the Company is considered to be the primary beneficiary is based on whether the Company has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For those entities that meet the deferral provisions defined by ASU 2010-10 (generally asset managers and investment companies), the determination as to whether the Company is considered to be the primary beneficiary differs in that it is based on whether the Company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The Company determined it is not the primary beneficiary of these VIEs and accordingly does not consolidate them. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of December 31, 2015.

The Company has investments in a grantor trust which was established as part of a nonqualified deferred compensation plan. The Company is the primary beneficiary of the grantor trust. Accordingly, the assets and liabilities of the grantor trust are consolidated by the Company on the consolidated statements of financial condition. See Note 22 for additional information on the nonqualified deferred compensation plan.

The Company also originates CMOs through secondary market vehicles. The Company's risk of loss with respect to these entities is limited to the fair value of the securities held by the Company.

Note 9 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

	December 31,	December 31,
(Dollars in thousands)	2015	2014
Receivable arising from unsettled securities transactions	$62,105	$52,571
Deposits paid for securities borrowed	47,508	57,572
Receivable from clearing organizations	3,155	4,933
Deposits with clearing organizations	27,019	33,799
Securities failed to deliver	2,100	1,753
Other	6,062	10,381
Total receivables from brokers, dealers and clearing organizations	$147,949	$161,009

	December 31,	December 31,
(Dollars in thousands)	2015	2014
Payable arising from unsettled securities transactions	$34,445	$11,048
Payable to clearing organizations	3,115	5,185
Securities failed to receive	4,468	2,430
Other	6,103	6,901
Total payables to brokers, dealers and clearing organizations	$48,131	$25,564

Deposits paid for securities borrowed approximate the market value of the securities. Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received by the Company on settlement date.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 10 Receivables from and Payables to Customers

	December 31,	December 31,
(Dollars in thousands)	2015	2014
Cash accounts	$39,415	$6,135
Margin accounts	1,752	3,523
Total receivables from customers	$41,167	$9,658

Securities owned by customers are held as collateral for margin loan receivables. This collateral is not reflected on the consolidated financial statements. Margin loan receivables earn interest at floating interest rates based on prime rates.

	December 31,	December 31,
(Dollars in thousands)	2015	2014
Cash accounts	$19,650	$13,172
Margin accounts	17,714	156
Total payables to customers	$37,364	$13,328

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

In the normal course of business, the Company obtains securities purchased under agreements to resell, securities borrowed and margin agreements on terms that permit it to repledge or resell the securities to others, typically pursuant to repurchase agreements. The Company obtained securities with a fair value of approximately $185.8 million and $369.7 million at December 31, 2015 and 2014, respectively, of which $175.8 million and $338.8 million, respectively, had been pledged or otherwise transferred to satisfy its commitments under financial instruments and other inventory positions sold, but not yet purchased.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The following is a summary of the Company’s securities sold under agreements to repurchase ("Repurchase Liabilities"), the fair market value of collateral pledged and the interest rate charged by the Company’s counterparty, which is based on LIBOR plus an applicable margin, as of December 31, 2015:

	Repurchase	Fair Market
(Dollars in thousands)	Liabilities	Value	Interest Rate
Term up to 30 day maturities:
Mortgage-backed securities	$27,269	$39,202	2.14 - 2.27%
On demand maturities:
U.S. government securities	18,050	17,558	0.05%
	$45,319	$56,760

Reverse repurchase agreements, repurchase agreements and securities borrowed and loaned are reported on a net basis by counterparty when a legal right of offset exists. There were no gross amounts offset on the consolidated statements of financial condition for reverse repurchase agreements, securities borrowed or repurchase agreements at December 31, 2015 and 2014, respectively, as a legal right of offset did not exist. The Company had no outstanding securities lending arrangements as of December 31, 2015 or 2014. See Note 6 for information related to the Company's offsetting of derivative contracts.

Note 12 Investments

The Company’s investments include investments in private companies and partnerships, registered mutual funds, warrants of public and private companies and private company debt. Investments included:

	December 31,	December 31,
(Dollars in thousands)	2015	2014
Investments at fair value	$142,781	$94,869
Investments at cost	3,299	8,214
Investments accounted for under the equity method	17,781	23,757
Total investments	163,861	126,840

Less investments attributable to noncontrolling interests (1)	(40,069)	(32,563)
	$123,792	$94,277

(1)	Noncontrolling interests are attributable to third party ownership in a consolidated merchant banking fund and private equity investment vehicles.

Management regularly reviews the Company’s investments in private company debt and has concluded that no valuation allowance is needed as it is probable that all contractual principal and interest will be collected.

At December 31, 2015, investments carried on a cost basis had an estimated fair market value of $4.9 million. Because valuation estimates were based upon management’s judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 13 Other Assets

	December 31,	December 31,
(Dollars in thousands)	2015	2014
Net deferred income tax assets	$66,810	$45,851
Fee receivables	18,362	23,959
Accrued interest receivables	6,145	10,061
Forgivable loans, net	10,234	8,366
Prepaid expenses	6,161	6,067
Other	11,490	5,995
Total other assets	$119,202	$100,299

See Note 26 for additional details concerning the Company's net deferred income tax assets.

Note 14 Goodwill and Intangible Assets

	Capital	Asset
(Dollars in thousands)	Markets	Management	Total
Goodwill
Balance at December 31, 2013	$13,790	$196,844	$210,634
Goodwill acquired	—	—	—
Measurement period adjustment	1,244	—	1,244
Balance at December 31, 2014	$15,034	$196,844	$211,878
Goodwill acquired	6,098	—	6,098
Balance at December 31, 2015	$21,132	$196,844	$217,976

Intangible assets
Balance at December 31, 2013	$5,316	$34,614	$39,930
Intangible assets acquired	—	—	—
Amortization of intangible assets	(2,972)	(6,300)	(9,272)
Balance at December 31, 2014	$2,344	$28,314	$30,658
Intangible assets acquired	7,534	—	7,534
Amortization of intangible assets	(1,622)	(6,040)	(7,662)
Balance at December 31, 2015	$8,256	$22,274	$30,530

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

The Company completed its annual goodwill impairment analysis as of October 31, 2015, and concluded there was no goodwill impairment. The Company also evaluated its intangible assets (indefinite and definite-lived) and concluded there was no impairment in 2015. The Company concluded there was no goodwill or intangible asset impairment in 2014 and 2013, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The addition of goodwill and intangible assets during the year ended December 31, 2015 related to the acquisitions of River Branch and BMO GKST, as discussed in Note 4. Management identified intangible assets consisting of customer relationships with acquisition-date fair values currently estimated to be $7.5 million, which will be amortized over an estimated weighted average life of 2.1 years. The Company anticipates finalizing the fair values of intangible assets in the first quarter of 2016. The final goodwill and intangible assets recorded on the Company's consolidated statements of financial condition may differ from that reflected herein as a result of measurement period adjustments.

Intangible assets with determinable lives consist of customer relationships and non-competition agreements. The intangible assets are amortized over their original estimated useful lives ranging from one to ten years. The following table summarizes the future aggregate amortization expense of the Company's intangible assets with determinable lives for the years ended:

(Dollars in thousands)
2016	$10,412
2017	6,109
2018	5,497
2019	4,989
Thereafter	663
Total	$27,670

Note 15 Fixed Assets

	December 31,	December 31,
(Dollars in thousands)	2015	2014
Furniture and equipment	$31,953	$28,669
Leasehold improvements	25,213	23,697
Software	13,692	13,132
Total	70,858	65,498
Accumulated depreciation and amortization	(51,874)	(47,327)
	$18,984	$18,171

For the years ended December 31, 2015, 2014 and 2013, depreciation and amortization of furniture and equipment, leasehold improvements and software from continuing operations totaled $5.1 million, $5.3 million and $5.6 million, respectively, and are included in occupancy and equipment expense on the consolidated statements of operations.

Note 16 Short-Term Financing

	Outstanding Balance		Weighted Average Interest Rate
	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2015	2014	2015	2014
Commercial paper (secured)	$276,894	$238,013	1.74%	1.48%
Prime broker arrangement	169,296	127,754	1.07%	0.91%
Bank lines (secured)	—	12,000	N/A	1.50%
Total short-term financing	$446,190	$377,767

The Company issues secured commercial paper to fund a portion of its securities inventory. The commercial paper notes (“CP Notes”) can be issued with maturities of 27 days to 270 days from the date of issuance. The CP Notes are issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and are secured by different inventory classes. As of December 31, 2015, the weighted average maturity of CP Series A, CP Series II A and CP Series III A was 65 days, 55 days and 21 days, respectively. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin. CP Series III A includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain excess net capital of $120 million.

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

The Company’s committed short-term bank line financing at December 31, 2015 consisted of a one-year $250 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2015. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 17, 2016. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At December 31, 2015, the Company had no advances against this line of credit.

The Company’s uncommitted secured lines at December 31, 2015 totaled $185 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company’s uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. At December 31, 2015, the Company had no advances against these lines of credit.

Note 17 Senior Notes

The Company has entered into variable and fixed rate senior notes with certain entities advised by Pacific Investment Management Company ("PIMCO"). The following table presents the outstanding balance by note class at December 31, 2015 and 2014, respectively.

	Outstanding Balance
	December 31,	December 31,
(Dollars in thousands)	2015	2014
Class A Notes	$50,000	$50,000
Class B Notes	—	75,000
Class C Notes	125,000	—
Total senior notes	$175,000	$125,000

On October 8, 2015, the Company entered into a second amended and restated note purchase agreement ("Second Amended and Restated Note Purchase Agreement") under which the Company issued $125 million of fixed rate Class C Notes. The Class C Notes bear interest at an annual fixed rate of 5.06 percent, payable semi-annually and mature on October 9, 2018. The variable rate Class A Notes bear interest at a rate equal to three-month LIBOR plus 3.00 percent, adjusted and payable quarterly and mature on May 31, 2017. The variable rate Class B Notes were repaid by the Company on November 30, 2015, from the proceeds of the Class C Notes. The unpaid principal amounts are due in full on the respective maturity dates and may not be prepaid by the Company.

The Second Amended and Restated Note Purchase Agreement includes customary events of default and covenants that, among other things, require the Company to maintain a minimum consolidated tangible net worth and regulatory net capital, limit the Company's leverage ratio and require the Company to maintain a minimum ratio of operating cash flow to fixed charges. With respect to the net capital covenant, the Company's U.S. broker dealer subsidiary is required to maintain minimum net capital of $120 million. At December 31, 2015, the Company was in compliance with all covenants.

The senior notes are recorded at amortized cost. As of December 31, 2015, the carrying value of the senior notes approximated fair value.

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

Several class action complaints were brought on behalf of a purported class of state, local and municipal government entities in connection with the bidding or sale of municipal investment contracts and municipal derivative products directly from one of the defendants or through a broker, from January 1, 1992, to the present. The complaints, which have been consolidated into a single nationwide class action entitled In re Municipal Derivatives Antitrust Litigation, MDL No. 1950 (Master Docket No. 08-2516), allege antitrust violations and are pending in the U.S. District Court for the Southern District of New York under the multi-district litigation rules. The consolidated complaint seeks unspecified treble damages under Section 1 of the Sherman Act. Several California municipalities also brought separate class action complaints in California federal court, and approximately eighteen California municipalities and two New York municipalities filed individual lawsuits that are not as part of class actions, all of which have since been transferred to the Southern District of New York and consolidated for pretrial purposes. All three sets of complaints assert similar claims under federal (and for the California and New York plaintiffs, state) antitrust claims. The plaintiffs in the consolidated class action and Piper Jaffray entered into a settlement agreement for In re Municipal Derivatives Antitrust Litigation on February 22, 2016. The settlement is subject to court approval after notice to the class. If approved, Piper Jaffray will be required to pay $9.8 million to settle the MDL class action. Litigation in the separate California and New York cases is ongoing.

Litigation-related reserve activity from continuing operations included within other operating expenses resulted in expense of $9.7 million primarily related to the MDL class action litigation, expense of $0.8 million, and a benefit of $4.1 million primarily attributable to the receipt of insurance proceeds for the reimbursement of prior legal settlements for the years ended December 31, 2015, 2014 and 2013, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Operating Lease Commitments

The Company leases office space throughout the United States and in a limited number of foreign countries where the Company’s international operations reside. Aggregate minimum lease commitments under operating leases as of December 31, 2015 are as follows:

(Dollars in thousands)
2016	$12,872
2017	10,169
2018	9,694
2019	9,103
2020	8,578
Thereafter	17,884
$68,300

Total minimum rentals to be received from 2016 through 2020 under noncancelable subleases were $6.1 million at December 31, 2015.

Rental expense, including operating costs and real estate taxes, from continuing operations was $13.7 million, $13.8 million and $12.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Fund Commitments

As of December 31, 2015, the Company had commitments to invest approximately $32.8 million in limited partnerships that make investments in private equity companies or provide financing for senior living facilities.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 19 Restructuring

The Company incurred pre-tax restructuring charges of $9.4 million for the year ended December 31, 2015 within the Capital Markets segment. The charges included severance benefits of $8.8 million primarily in conjunction with the 2015 acquisitions discussed in Note 4. The restructuring charges included severance, benefits and outplacement costs associated with the termination of approximately 70 employees. The Company also incurred contract termination costs of $0.6 million.

For the year ended December 31, 2013, the Company incurred pre-tax restructuring charges of $3.6 million from continuing operations. The charges included severance benefits of $2.4 million, $0.5 million for vacating redundant leased office space and $0.7 million for contract termination costs.

Note 20 Shareholders’ Equity

The certificate of incorporation of Piper Jaffray Companies provides for the issuance of up to 100,000,000 shares of common stock with a par value of $0.01 per share and up to 5,000,000 shares of undesignated preferred stock with a par value of $0.01 per share.

Common Stock

The holders of Piper Jaffray Companies common stock are entitled to one vote per share on all matters to be voted upon by the shareholders. Subject to preferences that may be applicable to any outstanding preferred stock of Piper Jaffray Companies, the holders of its common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Piper Jaffray Companies board of directors out of funds legally available for that purpose. Piper Jaffray Companies does not currently pay cash dividends on its common stock. Additionally, there are dividend restrictions as set forth in Note 25.

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

During the year ended December 31, 2013, the Company repurchased 1,719,662 shares at an average price of $32.52 per share for an aggregate purchase price of $55.9 million. During the year ended December 31, 2014, the Company did not repurchase any shares of the Company’s outstanding common stock.

Effective October 1, 2014, the Company's board of directors authorized the repurchase of up to $100.0 million in common shares through September 30, 2016. Effective August 14, 2015, the Company's board of directors authorized the repurchase of up to an additional $150.0 million in common shares through September 30, 2017. During the year ended December 31, 2015, the Company repurchased 2,459,400 shares at an average price of $48.17 per share for an aggregate purchase price of $118.5 million related to these authorizations. The Company has $131.5 million remaining under these authorizations.

The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. The Company purchased 281,180 shares or $14.5 million, 256,055 shares or $10.9 million and 386,713 shares or $15.5 million of the Company’s common stock for this purpose during the years ended December 31, 2015, 2014 and 2013, respectively.

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 22. During the years ended December 31, 2015, 2014 and 2013, the Company issued 503,571 shares, 774,194 shares and 786,467 shares, respectively, related to these obligations. The Company also issued common shares out of treasury stock related to obligations under the Piper Jaffray Companies Retirement Plan (the "Retirement Plan"). During the years ended December 31, 2014 and 2013, the Company issued 103,598 shares or $4.2 million and 96,049 shares or $3.9 million, respectively, out of treasury stock in fulfillment of these obligations.

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

Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders’ proportionate share of the equity in a municipal bond fund with limited employee investors of $7.0 million, a merchant banking fund of $31.8 million and private investment vehicles aggregating $10.4 million as of December 31, 2015. As of December 31, 2014, noncontrolling interests included the minority equity holders’ proportionate share of the equity in a municipal bond fund with outside investors of $117.0 million, a merchant banking fund of $24.7 million and private investment vehicles aggregating $7.8 million. The Company closed and completed liquidation of the municipal bond fund with outside investors in 2015.

Ownership interests in entities held by parties other than the Company’s common shareholders are presented as noncontrolling interests within shareholders’ equity, separate from the Company’s own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company’s common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the years ended December 31, 2015, 2014 and 2013.

Note 21 Employee Benefit Plans

The Company has various employee benefit plans, and substantially all employees are covered by at least one plan. The plans include health and welfare plans and a tax-qualified retirement plan (the “Retirement Plan”). During the years ended December 31, 2015, 2014 and 2013, the Company incurred employee benefits expenses from continuing operations of $15.1 million, $13.2 million and $12.1 million, respectively.

Health and Welfare Plans

Company employees who meet certain work schedule and service requirements are eligible to participate in the Company’s health and welfare plans. The Company subsidizes the cost of coverage for employees. The health plans contain cost-sharing features such as deductibles and coinsurance.

The Company is self-insured for losses related to health claims, although it obtains third party stop loss insurance coverage on both an individual and a group plan basis. Self-insured liabilities are based on a number of factors, including historical claims experience, an estimate of claims incurred but not reported and valuations provided by third party actuaries. For the years ended December 31, 2015, 2014 and 2013, the Company recognized expense of $9.1 million, $7.7 million and $7.2 million, respectively, in compensation and benefits expense from continuing operations on the consolidated statements of operations related to its health plans.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

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

Note 22 Compensation Plans

Stock-Based Compensation Plans

The Company maintains one stock-based compensation plan, the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (the “Incentive Plan”). The Company’s equity awards are recognized on the consolidated statements of operations at grant date fair value over the service period of the award, net of estimated forfeitures.

The following table provides a summary of the Company’s outstanding Incentive Plan equity awards (in shares or units) as of December 31, 2015:

Restricted Stock
Annual grants	932,377
Sign-on grants	355,538
1,287,915

Restricted Stock Units
Market conditon leadership grants	356,242

Stock Options	157,201

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company’s employees and directors for up to 8.2 million shares of common stock (1.6 million shares remained available for future issuance under the Incentive Plan as of December 31, 2015). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.

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

The Company’s Annual Grants are made each year in February. Annual Grants vest ratably over three years in equal installments. The Annual Grants provide for continued vesting after termination of employment, so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreements entered into upon termination. The Company determined the service inception date precedes the grant date for the Annual Grants, and that the post-termination restrictions do not meet the criteria for an in-substance service condition, as defined by ASC 718. Accordingly, restricted stock granted as part of the Annual Grants is expensed in the one-year period in which those awards are deemed to be earned, which is generally the calendar year preceding the February grant date. For example, the Company recognized compensation expense during fiscal 2015 for its February 2016 Annual Grant. If an equity award related to the Annual Grants is forfeited as a result of violating the post-termination restrictions, the lower of the fair value of the award at grant date or the fair value of the award at the date of forfeiture is recorded within the consolidated statements of operations as a reversal of compensation expense.

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

Because a portion of the award vesting depends on the Company’s total shareholder return relative to a peer group, the valuation modeled the performance of the peer group as well as the correlation between the Company and the peer group. The expected stock price volatility assumptions were determined using historical volatility, as correlation coefficients can only be developed through historical volatility. The risk-free interest rates were determined based on three-year U.S. Treasury bond yields.

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

Inducement Plan

In 2010, the Company established the 2010 Employment Inducement Award Plan (the "Inducement Plan") in conjunction with the acquisition of ARI. The Company granted $7.0 million in restricted stock (158,801 shares) under the Inducement Plan to ARI employees upon closing of the transaction. These shares vested ratably over five years in equal annual installments ending on March 1, 2015. The Company terminated the Inducement Plan in March 2015.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Stock-Based Compensation Activity

The Company recorded total compensation expense within continuing operations of $48.2 million, $28.2 million and $21.0 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to employee restricted stock and restricted stock unit awards. Total compensation cost includes year-end compensation for Annual Grants and the amortization of Sign-on and Leadership Grants, less forfeitures of $0.5 million, $0.7 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. The tax benefit related to stock-based compensation costs totaled $18.8 million, $11.0 million and $8.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table summarizes the changes in the Company’s unvested restricted stock under the Incentive Plan and Inducement Plan:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2012	2,322,438	$37.01
Granted	682,760	38.35
Vested	(1,165,989)	39.83
Canceled	(257,147)	38.30
December 31, 2013	1,582,062	$35.25
Granted	421,728	40.57
Vested	(883,761)	36.22
Canceled	(24,724)	36.02
December 31, 2014	1,095,305	$36.51
Granted	783,758	51.08
Vested	(575,716)	34.72
Canceled	(15,432)	40.83
December 31, 2015	1,287,915	$46.20

The fair value of restricted stock that vested during the years ended December 31, 2015, 2014 and 2013 was $20.0 million, $32.0 million and $46.4 million, respectively.

The following table summarizes the changes in the Company’s unvested restricted stock units under the Incentive Plan:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2012	173,271	$12.12
Granted	117,265	21.32
Vested	—	—
Canceled	—	—
December 31, 2013	290,536	$15.83
Granted	115,290	23.42
Vested	—	—
Canceled	—	—
December 31, 2014	405,826	$17.99
Granted	123,687	21.83
Vested	(149,814)	12.12
Canceled	(23,457)	12.12
December 31, 2015	356,242	$22.18

As of December 31, 2015, there was $15.2 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.3 years.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the changes in the Company’s outstanding stock options:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2012	486,563	$44.76	2.9	$94,150
Granted	—	—
Exercised	—	—
Canceled	(17,274)	42.85
December 31, 2013	469,289	$44.83	2.0	$288,318
Granted	—	—
Exercised	(137,864)	39.55
Canceled	(55)	39.62
Expired	(113,497)	$47.72
December 31, 2014	217,873	$46.66	2.0	$3,066,839
Granted	—	—
Exercised	(50,671)	36.62
Canceled	—	—
Expired	(10,001)	39.62
December 31, 2015	157,201	$50.35	1.6	$—

Options exercisable at December 31, 2013	469,289	$44.83	2.0	$288,318
Options exercisable at December 31, 2014	217,873	$46.66	2.0	$3,066,839
Options exercisable at December 31, 2015	157,201	$50.35	1.6	$—

Additional information regarding Piper Jaffray Companies options outstanding as of December 31, 2015 is as follows:

	Options Outstanding			Exercisable Options
		Weighted Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise Prices	Shares	Life (in Years)	Exercise Price	Shares	Exercise Price
$41.09	99,147	2.1	$41.09	99,147	$41.09
$47.85	10,641	0.1	$47.85	10,641	$47.85
$70.13 - $70.65	47,413	0.9	$70.26	47,413	$70.26

As of December 31, 2015, there was no unrecognized compensation cost related to stock options expected to be recognized over future years.

The intrinsic value of options exercised and the resulting tax benefit realized was $0.9 million and $0.3 million, respectively, for the year ended December 31, 2015. For the year ended December 31, 2014, the intrinsic value of options exercised and the resulting tax benefit realized was $1.7 million and $0.7 million, respectively. There were no options exercised during the year ended December 31, 2013.

The Company has a policy of issuing shares out of treasury (to the extent available) to satisfy share option exercises and restricted stock vesting. The Company expects to withhold approximately 0.3 million shares from employee equity awards vesting in 2016, related to employee individual income tax withholding obligations on restricted stock vesting. For accounting purposes, withholding shares to cover employees’ tax obligations is deemed to be a repurchase of shares by the Company.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Deferred Compensation Plans

The Company maintains various deferred compensation arrangements for employees.

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a percentage of their base salary, commissions and/or cash bonuses. The deferrals vest immediately and are non-forfeitable. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. Investments in the grantor trust, consisting of mutual funds, totaled $14.6 million and $6.6 million as of December 31, 2015 and 2014, respectively, and are included in investments on the consolidated statements of financial condition. The compensation deferred by the employees is expensed in the period earned. The deferred compensation liability was $14.5 million and $6.6 million as of December 31, 2015 and 2014, respectively. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

The Piper Jaffray Companies Mutual Fund Restricted Share Investment Plan is a fully funded deferred compensation plan which allows eligible employees to elect to receive a portion of the incentive compensation they would otherwise receive in the form of restricted stock, instead in restricted mutual fund shares ("MFRS Awards") of registered funds managed by the Company's asset management business. MFRS Awards are awarded to qualifying employees in February of each year, and represent a portion of their compensation for performance in the preceding year similar to the Company's Annual Grants. MFRS Awards vest ratably over three years in equal installments and provide for continued vesting after termination of employment so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreement entered into upon termination. Forfeitures are recorded as a reduction of compensation and benefits expense within the consolidated statements of operations.

The Company has also granted MFRS Awards to new employees as a recruiting tool. Employees must fulfill service requirements in exchange for rights to the awards. Compensation expense from these awards will be amortized on a straight-line basis over the requisite service period of two to five years.

The Company recorded total compensation expense within continuing operations of $26.6 million, $20.0 million and $15.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to employee MFRS Awards. Total compensation cost includes year-end compensation for MFRS Awards and the amortization of sign-on MFRS Awards, less forfeitures. Forfeitures were immaterial for the years ended December 31, 2015, 2014 and 2013, respectively. MFRS Awards are owned by employee recipients and as such are not included on the consolidated statements of financial condition.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 23 Earnings Per Share

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

The computation of earnings per share is as follows:

	Year Ended December 31,
(Amounts in thousands, except per share data)	2015	2014	2013
Net income from continuing operations applicable to Piper Jaffray Companies	$52,075	$63,172	$49,829
Net loss from discontinued operations	—	—	(4,739)
Net income applicable to Piper Jaffray Companies	52,075	63,172	45,090
Earnings allocated to participating securities (1)	(4,015)	(5,031)	(4,494)
Net income applicable to Piper Jaffray Companies’ common shareholders (2)	$48,060	$58,141	$40,596

Shares for basic and diluted calculations:
Average shares used in basic computation	14,368	14,971	15,046
Stock options	21	54	15
Average shares used in diluted computation	14,389	15,025	15,061

Earnings/(loss) per basic common share:
Income from continuing operations	$3.34	$3.88	$2.98
Loss from discontinued operations	—	—	(0.28)
Earnings per basic common share	$3.34	$3.88	$2.70

Earnings/(loss) per diluted common share:
Income from continuing operations	$3.34	$3.87	$2.98
Loss from discontinued operations	—	—	(0.28)
Earnings per diluted common share	$3.34	$3.87	$2.70

(1)
Represents the allocation of earnings to participating securities. Losses are not allocated to participating securities. Participating securities include all of the Company’s unvested restricted shares. The weighted average participating shares outstanding were 1,201,610; 1,299,827 and 1,667,067 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The anti-dilutive effects from stock options were immaterial for the years ended December 31, 2015, 2014 and 2013.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 24 Segment Reporting

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

Segment pre-tax operating income and segment pre-tax operating margin exclude the results of discontinued operations.

Reportable segment financial results are as follows:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Capital Markets
Investment banking
Financing
Equities	$114,468	$109,706	$94,472
Debt	91,195	63,005	71,164
Advisory services	209,163	197,880	83,292
Total investment banking	414,826	370,591	248,928

Institutional sales and trading
Equities	78,584	82,211	91,169
Fixed income	94,305	92,200	76,275
Total institutional sales and trading	172,889	174,411	167,444

Management and performance fees	4,642	5,398	3,891

Investment income	24,468	24,046	30,404

Long-term financing expenses	(7,494)	(6,655)	(7,420)

Net revenues	609,331	567,791	443,247

Operating expenses (1)	530,937	478,661	393,231

Segment pre-tax operating income	$78,394	$89,130	$50,016

Segment pre-tax operating margin	12.9%	15.7%	11.3%

Continued on next page

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Asset Management
Management and performance fees
Management fees	$70,167	$78,772	$71,314
Performance fees	208	892	7,840
Total management and performance fees	70,375	79,664	79,154

Investment income/(loss)	(6,788)	683	2,794

Net revenues	63,587	80,347	81,948

Operating expenses (1)	55,558	59,166	56,351

Segment pre-tax operating income	$8,029	$21,181	$25,597

Segment pre-tax operating margin	12.6%	26.4%	31.2%

Total
Net revenues	$672,918	$648,138	$525,195

Operating expenses (1)	586,495	537,827	449,582

Pre-tax operating income	$86,423	$110,311	$75,613

Pre-tax operating margin	12.8%	17.0%	14.4%
(1)Operating expenses include intangible asset amortization expense as set forth in the table below:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Capital Markets	$1,622	$2,972	$1,349
Asset Management	6,040	6,300	6,644
Total intangible asset amortization expense	$7,662	$9,272	$7,993

Reportable segment assets are as follows:

	December 31,	December 31,
(Dollars in thousands)	2015	2014
Capital Markets	$1,870,272	$2,352,404
Asset Management	268,246	271,513
	$2,138,518	$2,623,917

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

At December 31, 2015, net capital calculated under the SEC rule was $187.9 million, and exceeded the minimum net capital required under the SEC rule by $186.9 million.

The Company’s committed short-term credit facility and its senior notes include covenants requiring Piper Jaffray to maintain minimum net capital of $120 million. CP Notes issued under CP Series III A include a covenant that requires Piper Jaffray to maintain excess net capital of $120 million.

Piper Jaffray Ltd., a broker dealer subsidiary registered in the United Kingdom, was subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of December 31, 2015, Piper Jaffray Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Jaffray Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At December 31, 2015, Piper Jaffray Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

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

The components of income tax expense from continuing operations are as follows:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Current:
Federal	$33,818	$37,331	$20,468
State	7,030	8,117	3,795
Foreign	58	161	183
	40,906	45,609	24,446
Deferred:
Federal	(11,620)	(8,641)	(1,582)
State	(1,901)	(1,317)	(4,041)
Foreign	556	335	1,567
	(12,965)	(9,623)	(4,056)

Total income tax expense from continuing operations	$27,941	$35,986	$20,390

Total income tax benefit from discontinued operations	$—	$—	$(2,935)

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

A reconciliation of federal income taxes at statutory rates to the Company’s effective tax rates from continuing operations is as follows:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Federal income tax expense at statutory rates	$30,248	$38,609	$26,464
Increase/(reduction) in taxes resulting from:
State income taxes, net of federal tax benefit	3,155	3,857	2,785
Net tax-exempt interest income	(4,299)	(3,693)	(3,917)
Foreign jurisdictions tax rate differential	191	(63)	(185)
Change in valuation allowance	—	—	(4,182)
Income attributable to noncontrolling interests	(2,243)	(3,903)	(1,888)
Other, net	889	1,179	1,313
Total income tax expense from continuing operations	$27,941	$35,986	$20,390

In accordance with ASC 740, U.S. income taxes are not provided on undistributed earnings of international subsidiaries that are permanently reinvested. As of December 31, 2015, undistributed earnings permanently reinvested in the Company’s foreign subsidiaries were not material.

Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes. The net deferred income tax assets included in other assets on the consolidated statements of financial condition consisted of the following items:

	December 31,	December 31,
(Dollars in thousands)	2015	2014
Deferred tax assets:
Deferred compensation	$74,127	$56,893
Net operating loss carry forwards	3,947	4,854
Liabilities/accruals not currently deductible	5,454	1,601
Other	5,175	2,930
Total deferred tax assets	88,703	66,278
Valuation allowance	(159)	(159)

Deferred tax assets after valuation allowance	88,544	66,119

Deferred tax liabilities:
Goodwill amortization	16,951	15,028
Unrealized gains on firm investments	2,917	3,221
Fixed assets	1,189	945
Other	677	1,074

Total deferred tax liabilities	21,734	20,268

Net deferred tax assets	$66,810	$45,851

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The Company accounts for unrecognized tax benefits in accordance with the provisions of ASC 740, which requires tax reserves to be recorded for uncertain tax positions on the consolidated statements of financial condition. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)
Balance at December 31, 2012	$290
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	2,000
Reductions for tax positions of prior years	(90)
Settlements	—
Balance at December 31, 2013	$2,200
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	123
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2014	$2,323
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(2,000)
Settlements	(200)
Balance at December 31, 2015	$123

As of December 31, 2015, approximately $0.1 million of the Company's unrecognized tax benefits would impact the annual effective rate, if recognized.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. The Company had no accruals related to the payment of interest and penalties at December 31, 2015. The Company had approximately $0.2 million for the payment of interest and penalties accrued at December 31, 2014 and 2013, respectively, which was recognized during the year ended December 31, 2013. The Company or one of its subsidiaries files income tax returns with the various states and foreign jurisdictions in which the Company operates. The Company is not subject to U.S. federal tax authorities for years before 2012 and is not subject to state and local or non-U.S. tax authorities for taxable years before 2010. The Company anticipates all of its uncertain income tax provisions will be resolved within the next twelve months.

Note 27 Piper Jaffray Companies (Parent Company only)

Condensed Statements of Financial Condition

	December 31,	December 31,
(Amounts in thousands)	2015	2014
Assets
Cash and cash equivalents	$48	$200
Investment in and advances to subsidiaries	982,426	956,609
Other assets	15,843	13,819
Total assets	$998,317	$970,628

Liabilities and Shareholders’ Equity
Senior notes	$175,000	$125,000
Accrued compensation	36,347	24,618
Other liabilities and accrued expenses	3,311	1,098
Total liabilities	214,658	150,716

Shareholders’ equity	783,659	819,912
Total liabilities and shareholders’ equity	$998,317	$970,628

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Condensed Statements of Operations

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Revenues:
Dividends from subsidiaries	$37,649	$50,333	$46,000
Interest	650	662	254
Investment income/(loss)	(2,033)	275	198
Total revenues	36,266	51,270	46,452

Interest expense	6,406	5,463	5,850

Net revenues	29,860	45,807	40,602

Non-interest expenses:
Total non-interest expenses	3,487	5,318	3,096

Income from continuing operations before income tax expense and equity in undistributed income of subsidiaries	26,373	40,489	37,506

Income tax expense	9,191	14,795	13,263

Income from continuing operations of parent company	17,182	25,694	24,243

Equity in undistributed income of subsidiaries	34,893	37,478	25,200

Net income from continuing operations	52,075	63,172	49,443

Discontinued operations:
Loss from discontinued operations, net of tax	—	—	(4,353)

Net income	$52,075	$63,172	$45,090

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Condensed Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Operating Activities:
Net income	$52,075	$63,172	$45,090
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and deferred compensation	70	180	60
Equity in undistributed income of subsidiaries	(34,893)	(37,478)	(25,200)

Net cash provided by operating activities	17,252	25,874	19,950

Investing Activities:
Repayment of FAMCO note	1,500	2,000	250

Net cash provided by investing activities	1,500	2,000	250

Financing Activities:
Issuance of senior notes	125,000	50,000	—
Repayment of senior notes	(75,000)	(50,000)	—
Advances from/(to) subsidiaries	49,560	(28,010)	34,996
Repurchase of common stock	(118,464)	—	(55,929)

Net cash used in financing activities	(18,904)	(28,010)	(20,933)

Net decrease in cash and cash equivalents	(152)	(136)	(733)

Cash and cash equivalents at beginning of year	200	336	1,069

Cash and cash equivalents at end of year	$48	$200	$336

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$(5,756)	$(4,801)	$(5,596)
Income taxes	$(9,191)	$(14,795)	$(13,263)

Piper Jaffray Companies
Supplementary Data

Quarterly Information (unaudited)

	2015 Fiscal Quarter
(Amounts in thousands, except per share data)	First	Second	Third	Fourth
Total revenues	$168,431	$170,110	$154,732	$203,044
Interest expense	6,560	6,044	5,115	5,680
Net revenues	161,871	164,066	149,617	197,364
Non-interest expenses	130,579	138,207	142,829	174,880
Income before income tax expense	31,292	25,859	6,788	22,484
Income tax expense	9,490	9,542	1,573	7,336
Net income	21,802	16,317	5,215	15,148
Net income/(loss) applicable to noncontrolling interests	4,830	(682)	384	1,875
Net income applicable to Piper Jaffray Companies	$16,972	$16,999	$4,831	13,273
Net income applicable to Piper Jaffray Companies' common shareholders	$15,810	$15,699	$4,448	$12,147

Earnings per common share
Basic	$1.03	$1.08	$0.32	$0.88
Diluted	$1.03	$1.08	$0.32	$0.88

Weighted average number of common shares
Basic	15,294	14,487	13,938	13,775
Diluted	15,332	14,513	13,952	13,782

	2014 Fiscal Quarter
(Amounts in thousands, except per share data)	First	Second	Third	Fourth
Total revenues	$173,894	$175,976	$165,947	$157,394
Interest expense	5,761	5,945	6,521	6,846
Net revenues	168,133	170,031	159,426	150,548
Non-interest expenses	135,420	139,614	133,734	129,059
Income before income tax expense	32,713	30,417	25,692	21,489
Income tax expense	9,827	10,049	8,596	7,514
Net income	22,886	20,368	17,096	13,975
Net income applicable to noncontrolling interests	5,138	2,155	2,428	1,432
Net income applicable to Piper Jaffray Companies	$17,748	$18,213	$14,668	$12,543
Net income applicable to Piper Jaffray Companies' common shareholders	$16,089	$16,717	$13,552	$11,700

Earnings per common share
Basic	$1.10	$1.12	$0.90	$0.77
Diluted	$1.10	$1.11	$0.90	$0.77

Weighted average number of common shares
Basic	14,612	14,958	15,066	15,241
Diluted	14,657	15,013	15,129	15,293

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

During the fourth quarter of our fiscal year ended December 31, 2015, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding our executive officers included in Part I of this Form 10-K under the caption "Executive Officers" is incorporated herein by reference. The information in the definitive proxy statement for our 2016 annual meeting of shareholders to be held on May 4, 2016, under the captions "Item I — Election of Directors," "Information Regarding the Board of Directors and Corporate Governance — Committees of the Board — Audit Committee," "Information Regarding the Board of Directors and Corporate Governance — Codes of Ethics and Business Conduct" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION.

The information in the definitive proxy statement for our 2016 annual meeting of shareholders to be held on May 4, 2016, under the captions "Executive Compensation," "Certain Relationships and Related Transactions — Compensation Committee Interlocks and Insider Participation," "Information Regarding the Board of Directors and Corporate Governance — Compensation Program for Non-Employee Directors" and "Information Regarding the Board of Directors and Corporate Governance — Non-Employee Director Compensation for 2015" is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information in the definitive proxy statement for our 2016 annual meeting of shareholders to be held on May 4, 2016, under the captions "Security Ownership — Beneficial Ownership of Directors, Nominees and Executive Officers," "Security Ownership — Beneficial Owners of More than Five Percent of Our Common Stock" and "Executive Compensation — Outstanding Equity Awards" are incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information in the definitive proxy statement for our 2016 annual meeting of shareholders to be held on May 4, 2016, under the captions "Information Regarding the Board of Directors and Corporate Governance — Director Independence," "Certain Relationships and Related Transactions — Transactions with Related Persons" and "Certain Relationships and Related Transactions — Review and Approval of Transactions with Related Persons" is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information in the definitive proxy statement for our 2016 annual meeting of shareholders to be held on May 4, 2016, under the captions "Audit Committee Report and Payment of Fees to Our Independent Auditor — Auditor Fees" and "Audit Committee Report and Payment of Fees to Our Independent Auditor — Auditor Services Pre-Approval Policy" is incorporated herein by reference.

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

2.1
Separation and Distribution Agreement dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 8, 2004). #

2.2
Securities Purchase Agreement dated November 16, 2015 among Piper Jaffray Companies, Piper Jaffray & Co., Simmons & Company International, SCI JV LP, SCI GP, LLC, and Simmons & Company International Holdings LLC (excluding schedules and exhibits, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed November 17, 2015).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed August 3, 2007).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed August 3, 2007).
4.1	Form of Specimen Certificate for Piper Jaffray Companies Common Stock. *
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

Exhibit
Number	Description

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

10.3
U.S. Bancorp Piper Jaffray Inc. Second Century 2000 Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 8, 2004). †

10.4
U.S. Bancorp Piper Jaffray Inc. Second Century Growth Deferred Compensation Plan, as amended and restated effective September 30, 1998 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 8, 2004). †

10.5
Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (as amended May 31, 2015) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 14, 2015). †

10.6	Piper Jaffray Companies Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed July 31, 2013). †
10.7
Form of Restricted Stock Agreement for Employee Grants in 2011, 2012, and 2013 (related to 2010, 2011, and 2012 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed February 28, 2011). †

10.8
Form of Restricted Stock Agreement for Employee Grants in 2014 (related to 2013 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed February 28, 2014). †

10.9
Form of Restricted Stock Agreement for Employee Grants in 2015 (related to 2014 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed February 26, 2015). †

10.10
Form of Restricted Stock Agreement for California-based Employee Grants in 2015 (related to 2014 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed February 26, 2015). †

10.11
Form of Stock Option Agreement for Employee Grants in 2004 and 2005 (related to 2003 and 2004 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 4, 2004). †

10.12
Form of Stock Option Agreement for Employee Grants in 2006 (related to 2005 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 1, 2006). †

10.13
Form of Stock Option Agreement for Employee Grants in 2007 and 2008 (related to 2006 and 2007 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007). †

10.14
Form of Stock Option Agreement for Non-Employee Director Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 4, 2004). †

10.15
Form of Performance Share Unit Agreement for 2012 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, filed August 2, 2012). †

10.16
Form of Performance Share Unit Agreement for 2013 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed July 31, 2013). †

Exhibit
Number	Description

10.17
Form of Performance Share Unit Agreement for 2014 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed July 30, 2014). †

10.18
Form of Performance Share Unit Agreement for 2015 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed August 5, 2015). †

10.19
Piper Jaffray Companies Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed February 28, 2011). †

10.20	Summary of Non-Employee Director Compensation Program. † *
10.21	Form of Notice Period Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007). †
10.22
Amended and Restated Loan Agreement dated December 28, 2012, between Piper Jaffray & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed February 27, 2013).

10.23
First Amendment to Amended and Restated Loan Agreement, dated December 28, 2013, between Piper Jaffray & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed February 28, 2014).

10.24
Second Amendment to Amended and Restated Loan Agreement, dated December 19, 2014, between Piper Jaffray & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed February 26, 2015).

10.25	Third Amendment to Amended and Restated Loan Agreement, dated December 18, 2015, between Piper Jaffray & Co. and U.S. Bank National Association. *
10.26
Amended and Restated Note Purchase Agreement dated June 2, 2014 among Piper Jaffray Companies, Piper Jaffray & Co. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed June 5, 2014).

10.27
Second Amended and Restated Note Purchase Agreement dated October 8, 2015 among Piper Jaffray Companies, Piper Jaffray & Co., and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 13, 2015).

10.28
Consulting Agreement dated March 19, 2014, by and between Advisory Research, Inc. and Brien M. O'Brien (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 19, 2014).

10.29	Compensation Arrangement with M. Brad Winges (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed February 27, 2013). †
10.30
Restricted Limited Partnership Interest Agreement dated February 23, 2015, by and between Piper Jaffray Investment Management LLC and M. Brad Winges (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed February 26, 2015). †

10.31
Advisory Research, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed February 28, 2014). †

10.32
Amended and Restated Piper Jaffray Companies Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 27, 2012). †

10.33
Form of Mutual Fund Restricted Share Agreement for Employee Grants in 2012 and 2013 (related to performance in 2011 and 2012, respectively) (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 27, 2012). †

10.34
Form of Mutual Fund Restricted Share Agreement for Employee Grants in 2014 (related to performance in 2013) (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed February 28, 2014). †

10.35
Form of Mutual Fund Restricted Share Agreement for Employee Grants in 2015 (related to performance in 2014) (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed February 26, 2015). †

10.36
Form of Mutual Fund Restricted Share Agreement for California-based Employee Grants in 2015 (related to performance in 2014) (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed February 26, 2015). †

Exhibit
Number	Description

10.37
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2016 (related to performance in 2015) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan. † *

10.38
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for California-based Employee Grants in 2016 (related to performance in 2015) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan. † *

21.1	Subsidiaries of Piper Jaffray Companies *
23.1	Consent of Ernst & Young LLP *
24.1	Power of Attorney *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer. *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *
32.1	Section 1350 Certifications. **
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and (v) the notes to the Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2016.

PIPER JAFFRAY COMPANIES

By	/s/ Andrew S. Duff
Its	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2016.

SIGNATURE	TITLE

/s/ Andrew S. Duff	Chairman and Chief Executive Officer
Andrew S. Duff	(Principal Executive Officer)

/s/ Debbra L. Schoneman	Chief Financial Officer
Debbra L. Schoneman	(Principal Financial and Accounting Officer)

/s/ William R. Fitzgerald	Director
William R. Fitzgerald

/s/ B. Kristine Johnson	Director
B. Kristine Johnson

/s/ Addison L. Piper	Director
Addison L. Piper

/s/ Lisa K. Polsky	Director
Lisa K. Polsky

/s/ Sherry M. Smith	Director
Sherry M. Smith

/s/ Philip E. Soran	Director
Philip E. Soran

/s/ Scott C. Taylor	Director
Scott C. Taylor

/s/ Michele Volpi	Director
Michele Volpi

Exhibit Index

Exhibit
Number	Description

2.1
Separation and Distribution Agreement dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 8, 2004). #

2.2
Securities Purchase Agreement dated November 16, 2015 among Piper Jaffray Companies, Piper Jaffray & Co., Simmons & Company International, SCI JV LP, SCI GP, LLC, and Simmons & Company International Holdings LLC (excluding schedules and exhibits, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed November 17, 2015).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed August 3, 2007).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed August 3, 2007).
4.1	Form of Specimen Certificate for Piper Jaffray Companies Common Stock. *
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

10.3
U.S. Bancorp Piper Jaffray Inc. Second Century 2000 Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 8, 2004). †

10.4
U.S. Bancorp Piper Jaffray Inc. Second Century Growth Deferred Compensation Plan, as amended and restated effective September 30, 1998 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 8, 2004). †

10.5
Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (as amended May 31, 2015) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 14, 2015). †

10.6	Piper Jaffray Companies Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed July 31, 2013). †
10.7
Form of Restricted Stock Agreement for Employee Grants in 2011, 2012, and 2013 (related to 2010, 2011, and 2012 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed February 28, 2011). †

10.8
Form of Restricted Stock Agreement for Employee Grants in 2014 (related to 2013 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed February 28, 2014). †

10.9
Form of Restricted Stock Agreement for Employee Grants in 2015 (related to 2014 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed February 26, 2015). †

10.10
Form of Restricted Stock Agreement for California-based Employee Grants in 2015 (related to 2014 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed February 26, 2015). †

Exhibit
Number	Description

10.11
Form of Stock Option Agreement for Employee Grants in 2004 and 2005 (related to 2003 and 2004 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 4, 2004). †

10.12
Form of Stock Option Agreement for Employee Grants in 2006 (related to 2005 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 1, 2006). †

10.13
Form of Stock Option Agreement for Employee Grants in 2007 and 2008 (related to 2006 and 2007 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007). †

10.14
Form of Stock Option Agreement for Non-Employee Director Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 4, 2004). †

10.15
Form of Performance Share Unit Agreement for 2012 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, filed August 2, 2012). †

10.16
Form of Performance Share Unit Agreement for 2013 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed July 31, 2013). †

10.17
Form of Performance Share Unit Agreement for 2014 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed July 30, 2014). †

10.18
Form of Performance Share Unit Agreement for 2015 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed August 5, 2015). †

10.19
Piper Jaffray Companies Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed February 28, 2011). †

10.20	Summary of Non-Employee Director Compensation Program. † *
10.21	Form of Notice Period Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007). †
10.22
Amended and Restated Loan Agreement dated December 28, 2012, between Piper Jaffray & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed February 27, 2013).

10.23
First Amendment to Amended and Restated Loan Agreement, dated December 28, 2013, between Piper Jaffray & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed February 28, 2014).

10.24
Second Amendment to Amended and Restated Loan Agreement, dated December 19, 2014, between Piper Jaffray & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed February 26, 2015).

10.25	Third Amendment to Amended and Restated Loan Agreement, dated December 18, 2015, between Piper Jaffray & Co. and U.S. Bank National Association. *
10.26
Amended and Restated Note Purchase Agreement dated June 2, 2014 among Piper Jaffray Companies, Piper Jaffray & Co. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed June 5, 2014).

10.27
Second Amended and Restated Note Purchase Agreement dated October 8, 2015 among Piper Jaffray Companies, Piper Jaffray & Co., and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 13, 2015).

Exhibit
Number	Description

10.28
Consulting Agreement dated March 19, 2014, by and between Advisory Research, Inc. and Brien M. O'Brien (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 19, 2014).

10.29	Compensation Arrangement with M. Brad Winges (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed February 27, 2013). †
10.30
Restricted Limited Partnership Interest Agreement dated February 23, 2015, by and between Piper Jaffray Investment Management LLC and M. Brad Winges (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed February 26, 2015). †

10.31
Advisory Research, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed February 28, 2014). †

10.32
Amended and Restated Piper Jaffray Companies Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 27, 2012). †

10.33
Form of Mutual Fund Restricted Share Agreement for Employee Grants in 2012 and 2013 (related to performance in 2011 and 2012, respectively) (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 27, 2012). †

10.34
Form of Mutual Fund Restricted Share Agreement for Employee Grants in 2014 (related to performance in 2013) (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed February 28, 2014). †

10.35
Form of Mutual Fund Restricted Share Agreement for Employee Grants in 2015 (related to performance in 2014) (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed February 26, 2015). †

10.36
Form of Mutual Fund Restricted Share Agreement for California-based Employee Grants in 2015 (related to performance in 2014) (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed February 26, 2015). †

10.37
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2016 (related to performance in 2015) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan. † *

10.38
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for California-based Employee Grants in 2016 (related to performance in 2015) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan. † *

21.1	Subsidiaries of Piper Jaffray Companies *
23.1	Consent of Ernst & Young LLP *
24.1	Power of Attorney *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer. *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *
32.1	Section 1350 Certifications. **
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and (v) the notes to the Consolidated Financial Statements.

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