Form 10-Q
period 2016-03-31
PIPER JAFFRAY COMPANIES
filed 2016-05-04
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
Yes  ☐ No  ☑

As of April 27, 2016, the registrant had 16,094,194 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.
Piper Jaffray Companies
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2016	2015
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$49,140	$189,910
Cash and cash equivalents segregated for regulatory purposes	47,042	81,022
Receivables:
Customers	29,697	41,167
Brokers, dealers and clearing organizations	185,779	147,949
Securities purchased under agreements to resell	117,172	136,983

Financial instruments and other inventory positions owned	426,042	283,579
Financial instruments and other inventory positions owned and pledged as collateral	675,876	707,355
Total financial instruments and other inventory positions owned	1,101,918	990,934

Fixed assets (net of accumulated depreciation and amortization of $61,284 and $51,874, respectively)	20,815	18,984
Goodwill	289,862	217,976
Intangible assets (net of accumulated amortization of $52,099 and $48,803, respectively)	41,845	30,530
Investments	163,701	163,861
Other assets	131,444	119,202
Total assets	$2,178,415	$2,138,518

Liabilities and Shareholders’ Equity
Short-term financing	$459,043	$446,190
Senior notes	175,000	175,000
Payables:
Customers	44,641	37,364
Brokers, dealers and clearing organizations	170,931	48,131
Securities sold under agreements to repurchase	51,632	45,319
Financial instruments and other inventory positions sold, but not yet purchased	264,653	239,155
Accrued compensation	106,075	251,638
Other liabilities and accrued expenses	53,503	62,901
Total liabilities	1,325,478	1,305,698

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at March 31, 2016 and December 31, 2015;
Shares issued: 19,512,638 at March 31, 2016 and 19,510,858 at December 31, 2015;
Shares outstanding: 13,267,785 at March 31, 2016 and 13,311,016 at December 31, 2015	195	195
Additional paid-in capital	773,117	752,066
Retained earnings	281,577	279,140
Less common stock held in treasury, at cost: 6,244,853 at March 31, 2016 and 6,199,842 shares at December 31, 2015	(249,117)	(247,553)
Accumulated other comprehensive loss	(592)	(189)
Total common shareholders’ equity	805,180	783,659

Noncontrolling interests	47,757	49,161
Total shareholders’ equity	852,937	832,820

Total liabilities and shareholders’ equity	$2,178,415	$2,138,518
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2016	2015
Revenues:
Investment banking	$103,938	$87,077
Institutional brokerage	32,049	36,036
Asset management	13,848	20,522
Interest	8,829	12,205
Investment income	937	12,591

Total revenues	159,601	168,431

Interest expense	6,045	6,560

Net revenues	153,556	161,871

Non-interest expenses:
Compensation and benefits	104,436	95,857
Outside services	8,451	8,184
Occupancy and equipment	7,718	6,783
Communications	7,330	6,328
Marketing and business development	7,004	6,982
Trade execution and clearance	1,762	1,997
Restructuring and integration costs	6,773	—
Intangible asset amortization expense	3,296	1,773
Other operating expenses	3,344	2,675

Total non-interest expenses	150,114	130,579

Income before income tax expense	3,442	31,292

Income tax expense	256	9,490

Net income	3,186	21,802

Net income applicable to noncontrolling interests	749	4,830

Net income applicable to Piper Jaffray Companies	$2,437	$16,972

Net income applicable to Piper Jaffray Companies’ common shareholders	$2,124	$15,810

Earnings per common share
Basic	$0.16	$1.03
Diluted	$0.16	$1.03

Weighted average number of common shares outstanding
Basic	13,160	15,294
Diluted	13,172	15,332

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands)	2016	2015
Net income	$3,186	$21,802

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(403)	(475)

Comprehensive income	2,783	21,327

Comprehensive income applicable to noncontrolling interests	749	4,830

Comprehensive income applicable to Piper Jaffray Companies	$2,034	$16,497

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015

Operating Activities:
Net income	$3,186	$21,802
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets	1,458	1,215
Deferred income taxes	6,436	10,162
Stock-based and deferred compensation	10,064	13,756
Amortization of intangible assets	3,296	1,773
Amortization of forgivable loans	2,051	1,280
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	33,980	(2,008)
Receivables:
Customers	12,748	(16,842)
Brokers, dealers and clearing organizations	(36,899)	(41,203)
Securities purchased under agreements to resell	17,899	(77,542)
Net financial instruments and other inventory positions owned	(85,486)	(90,662)
Investments	(8,051)	(18,070)
Other assets	(17,559)	(25,932)
Increase/(decrease) in operating liabilities:
Payables:
Customers	7,277	21,594
Brokers, dealers and clearing organizations	122,800	150,890
Securities sold under agreements to repurchase	2,809	—
Accrued compensation	(133,238)	(128,977)
Other liabilities and accrued expenses	(17,075)	3,633

Net cash used in operating activities	(74,304)	(175,131)

Investing Activities:
Business acquisitions, net of cash acquired	(70,230)	—
Purchases of fixed assets, net	(1,331)	(1,896)

Net cash used in investing activities	(71,561)	(1,896)

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Cash Flows – Continued
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015

Financing Activities:
Increase in short-term financing	$12,853	$139,755
Increase in securities sold under agreements to repurchase	5,416	66,581
Increase in noncontrolling interests	7,262	1,805
Repurchase of common stock	(19,445)	(42,566)
Excess/(reduced) tax benefit from stock-based compensation	(895)	3,662
Proceeds from stock option exercises	—	1,562

Net cash provided by financing activities	5,191	170,799

Currency adjustment:
Effect of exchange rate changes on cash	(96)	(257)

Net decrease in cash and cash equivalents	(140,770)	(6,485)

Cash and cash equivalents at beginning of period	189,910	15,867

Cash and cash equivalents at end of period	$49,140	$9,382

Supplemental disclosure of cash flow information –
Cash paid during the period for:
Interest	$6,067	$6,427
Income taxes	$19,827	$15,871

Non-cash investing activities –
Issuance of common stock for the acquisition of Simmons & Company International:
25,525 shares for the three months ended March 31, 2016	$1,074	$—

Non-cash financing activities –
Issuance of restricted common stock for annual equity award:
843,889 shares and 550,650 shares for the three months ended March 31, 2016 and 2015, respectively	$35,089	$30,429

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 Organization and Basis of Presentation

Organization

Piper Jaffray Companies is the parent company of Piper Jaffray & Co. ("Piper Jaffray"), a securities broker dealer and investment banking firm; Piper Jaffray Ltd., a firm providing securities brokerage and mergers and acquisitions services in Europe headquartered in London, England; Simmons & Company International Limited ("SCIL"), a firm providing mergers and acquisitions services to the energy industry headquartered in Aberdeen, Scotland; Advisory Research, Inc. ("ARI"), which provides asset management services to separately managed accounts, closed-end and open-end funds and partnerships; Piper Jaffray Investment Group Inc., which consists of entities providing alternative asset management services; Piper Jaffray Financial Products Inc., Piper Jaffray Financial Products II Inc. and Piper Jaffray Financial Products III Inc., entities that facilitate derivative transactions; and other immaterial subsidiaries. Piper Jaffray Companies and its subsidiaries (collectively, the "Company") operate in two reporting segments: Capital Markets and Asset Management. A summary of the activities of each of the Company’s business segments is as follows:

Capital Markets

The Capital Markets segment provides institutional sales, trading and research services and investment banking services. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Investment banking services include management of and participation in underwritings, merger and acquisition services and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Also, the Company generates revenue through strategic trading and investing activities, which focus on investments in municipal bonds, mortgage-backed securities, U.S. government agency securities, and merchant banking activities involving equity or debt investments in late stage private companies. The Company has created alternative asset management funds in energy, merchant banking and senior living in order to invest firm capital and to manage capital from outside investors. The Company receives management and performance fees for managing these funds.

Asset Management

The Asset Management segment provides traditional asset management services with product offerings in equity securities and master limited partnerships to institutions and individuals. Revenues are generated in the form of management and performance fees. Revenues are also generated through investments in the partnerships and funds that the Company manages.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Pursuant to this guidance, certain information and disclosures have been omitted that are included within complete annual financial statements. Except as disclosed herein, there have been no material changes in the information reported in the financial statements and related disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries, and all other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders’ proportionate share of the equity in the Company's alternative asset management funds. All material intercompany balances have been eliminated.

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
Notes to the Consolidated Financial Statements
(Unaudited)

Note 2 Accounting Policies and Pronouncements

Summary of Significant Accounting Policies

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for a full description of the Company's significant accounting policies. Changes to the Company's significant accounting policies are described below.

Principles of Consolidation

The Company consolidates entities in which it has a controlling financial interest. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a variable interest entity ("VIE") or a voting interest entity.

VIEs are entities in which (i) the total equity investment at risk is not sufficient to enable the entity to finance its activities independently or (ii) the at-risk equity holders do not have the normal characteristics of a controlling financial interest. A controlling financial interest in a VIE is present when an enterprise has one or more variable interests that have both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The enterprise with a controlling financial interest is the primary beneficiary and consolidates the VIE.

Voting interest entities lack one or more of the characteristics of a VIE. The usual condition for a controlling financial interest is ownership of a majority voting interest for a corporation or a majority of kick-out rights for a limited partnership.

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

Adoption of New Accounting Standards

Consolidation

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02"). ASU 2015-02 makes several modifications to the consolidation guidance for VIEs and general partners' investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. It was effective for the Company as of January 1, 2016. The adoption of ASU 2015-02 resulted in the deconsolidation of certain investment partnerships with assets (and the related noncontrolling interests) of approximately $9.4 million. There was no impact to the Company’s retained earnings upon adoption. In addition, certain entities previously consolidated as voting interest entities became consolidated VIEs under the amended guidance.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Future Adoption of New Applicable Accounting Standards

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09") which supersedes current revenue recognition guidance, including most industry-specific guidance. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services, and also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue that is recognized. The guidance, as stated in ASU 2014-09, is effective for annual and interim periods beginning after December 15, 2016. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date by one year, with early adoption on the original effective date permitted. The FASB has subsequently issued various ASUs which amend specific areas of guidance in ASU 2014-09. The Company is evaluating the impact of the new guidance on its consolidated financial statements.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). The amendments in ASU 2016-01 address certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for annual and interim periods beginning after December 15, 2017. Except for the early application guidance outlined in ASU 2016-01, early adoption is not permitted. The Company is evaluating the impact of the new guidance on its consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability on the consolidated statements of financial position and disclose key information about leasing arrangements. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current U.S. GAAP. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. The Company is evaluating the impact of the new guidance on its consolidated financial statements.

Stock-Based Compensation

In March 2016, the FASB issued ASU No. 2016-09, "Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 makes targeted amendments to the accounting for share-based payments to employees. Under ASU 2016-09, entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled, rather than as additional paid-in-capital. As of March 31, 2016, the Company had $6.1 million of excess tax benefits recorded as additional paid-in-capital. ASU 2016-09 also amends the guidance regarding the employer’s statutory income tax withholding requirements and allows an entity to make an accounting policy election for forfeitures. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016. The Company is evaluating the impact of the new guidance on its consolidated financial statements.

Note 3 Acquisitions

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Simmons & Company International

On February 26, 2016, the Company completed the purchase of Simmons & Company International ("Simmons"), an employee-owned investment bank and broker dealer focused on the energy industry. The economic value of the acquisition was approximately $140.0 million and was completed pursuant to the Securities Purchase Agreement dated November 16, 2015, as amended. The acquisition of Simmons supports the Company's strategy to expand its investment banking business into the energy sector and also grow its advisory business.

The Company acquired net assets with a fair value of $118.5 million as described below. As part of the purchase price, the Company issued 1,149,340 restricted shares valued at $48.2 million as equity consideration on the acquisition date. These restricted shares cliff vest after three years, and the employees must fulfill service requirements in exchange for the rights to the shares. Compensation expense will be amortized on a straight-line basis over the requisite service period of one or three years (a weighted average service period of 2.7 years). The fair value of the restricted stock was determined using the market price of the Company's common stock on the date of the acquisition.

The Company also entered into acquisition-related compensation arrangements with certain employees of $20.6 million which consisted of cash ($9.0 million) and restricted stock ($11.6 million) for retention purposes. Compensation expense related to these arrangements will be amortized on a straight-line basis over the requisite service period of three years. Additional cash compensation may be available to certain investment banking employees subject to exceeding an investment banking revenue threshold during the three year post-acquisition period to the extent they are employed by the Company at the time of payment. Amounts estimated to be payable, if any, related to this performance award plan will be recorded as compensation expense on the consolidated statements of operations over the requisite performance period of three years.

The Company recorded $71.9 million of goodwill on the consolidated statements of financial condition, of which $61.7 million is expected to be deductible for income tax purposes. The final goodwill recorded on the Company's consolidated statements of financial condition may differ from that reflected herein as a result of measurement period adjustments. In management's opinion, the goodwill represents the reputation and operating expertise of Simmons.

Identifiable intangible assets purchased by the Company consisted of customer relationships and the Simmons trade name with acquisition-date fair values currently estimated to be $13.8 million and $0.8 million, respectively. The Company anticipates finalizing the fair value of Simmons intangible assets in the second quarter of 2016. Transaction costs of $0.5 million were incurred for the three months ended March 31, 2016, and are included in restructuring and integration costs on the consolidated statements of operations.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition:

(Dollars in thousands)
Assets:
Cash and cash equivalents	$47,201
Receivables:
Customers	1,278
Brokers, dealers and clearing organizations	931
Fixed assets	1,981
Goodwill	71,900
Intangible assets	14,597
Investments	995
Other assets	3,599
Total assets acquired	142,482

Liabilities:
Accrued compensation	16,284
Other liabilities and accrued expenses	7,693
Total liabilities assumed	23,977

Net assets acquired	$118,505

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Simmons’ results of operations have been included in the Company's consolidated financial statements prospectively beginning on the date of acquisition. The acquisition has been fully integrated with the Company's existing operations. Accordingly, post-acquisition revenues and net income are not discernible. The following unaudited pro forma financial data assumes the acquisition had occurred at the beginning of the comparable prior period presented. Pro forma results have been prepared by adjusting the Company's historical results to include Simmons' results of operations adjusted for the following changes: amortization expense was adjusted to account for the acquisition-date fair value of intangible assets; compensation and benefits expenses were adjusted to reflect such expenses based on the Company’s compensation arrangements and the restricted stock issued as equity consideration; and the income tax effect of applying the Company's statutory tax rates to Simmons’ results of operations. The consolidated Company's unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable periods presented, does not contemplate anticipated operational efficiencies of the combined entities, nor does it indicate the results of operations in future periods.

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Net revenues	$161,353	$187,982
Net income/(loss) applicable to Piper Jaffray Companies	(222)	15,490

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

The Company recorded $6.1 million of goodwill on the consolidated statements of financial condition related to these acquisitions and $7.5 million of identifiable intangible assets consisting of customer relationships. In management's opinion, the goodwill represents the reputation and operating expertise of River Branch and BMO GKST.

The results of operations of River Branch and BMO GKST have been included in the Company's consolidated financial statements prospectively from the respective dates of acquisition. The terms of these transactions were not disclosed as the acquisitions did not have a material impact on the Company's consolidated financial statements.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 4 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$4,791	$9,505
Convertible securities	17,039	18,460
Fixed income securities	59,735	48,654
Municipal securities:
Taxable securities	125,692	111,591
Tax-exempt securities	509,219	416,966
Short-term securities	72,164	33,068
Mortgage-backed securities	117,891	121,794
U.S. government agency securities	155,894	188,140
U.S. government securities	—	7,729
Derivative contracts	39,493	35,027
Total financial instruments and other inventory positions owned	1,101,918	990,934

Less noncontrolling interests (1)	(54,047)	(43,397)
	$1,047,871	$947,537

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$21,949	$15,740
Fixed income securities	43,553	39,909
U.S. government agency securities	13,584	21,267
U.S. government securities	180,462	159,037
Derivative contracts	5,105	3,202
Total financial instruments and other inventory positions sold, but not yet purchased	264,653	239,155

Less noncontrolling interests (2)	(11,457)	(4,586)
	$253,196	$234,569

(1)
Noncontrolling interests attributable to third party ownership in a consolidated municipal bond fund consist of $12.5 million and $7.5 million of taxable municipal securities, $40.6 million and $35.1 million of tax-exempt municipal securities, and $0.9 million and $0.8 million of derivative contracts as of March 31, 2016 and December 31, 2015, respectively.

(2)	Noncontrolling interests attributable to third party ownership in a consolidated municipal bond fund consist of U.S. government securities as of March 31, 2016 and December 31, 2015.

At March 31, 2016 and December 31, 2015, financial instruments and other inventory positions owned in the amount of $675.9 million and $707.4 million, respectively, had been pledged as collateral for short-term financings and repurchase agreements.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Derivative Contract Financial Instruments

The Company uses interest rate swaps, interest rate locks, credit default swap index contracts, U.S. treasury bond and Eurodollar futures and equity option contracts as a means to manage risk in certain inventory positions. The Company also enters into interest rate swaps to facilitate customer transactions. The following describes the Company’s derivatives by the type of transaction or security the instruments are economically hedging.

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

	March 31, 2016			December 31, 2015
(Dollars in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$445,897	$425,503	$3,989,068	$406,888	$386,284	$4,392,440
Trading securities	5	6,907	301,800	—	7,685	290,600
Credit default swap index
Trading securities	4,905	1,341	116,902	5,411	530	94,270
Futures and equity options
Trading securities	502	—	12,925,612	164	149	2,345,037
	$451,309	$433,751	$17,333,382	$412,463	$394,648	$7,122,347

(1)	Derivative assets are included within financial instruments and other inventory positions owned on the consolidated statements of financial condition.

(2)	Derivative liabilities are included within financial instruments and other inventory positions sold, but not yet purchased on the consolidated statements of financial condition.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

		Three Months Ended
(Dollars in thousands)		March 31,
Derivative Category	Operations Category	2016	2015
Interest rate derivative contract	Investment banking	$(1,172)	$(520)
Interest rate derivative contract	Institutional brokerage	1,744	679
Credit default swap index contract	Institutional brokerage	389	4,607
Futures and equity option derivative contracts	Institutional brokerage	29	35
		$990	$4,801

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company’s financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company’s derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of March 31, 2016, the Company had $28.2 million of uncollateralized credit exposure with these counterparties (notional contract amount of $186.1 million), including $20.0 million of uncollateralized credit exposure with one counterparty.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

U.S. government agency securities – U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities and are categorized as Level II. Mortgage bonds include bonds secured by mortgages, mortgage pass-through securities, agency collateralized mortgage-obligation (“CMO”) securities and agency interest-only securities. Mortgage pass-through securities, CMO securities and interest-only securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore are generally categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields ranging from 180-300 basis points (“bps”) on spreads over U.S. treasury securities, or models based upon prepayment expectations ranging from 8%-20% conditional prepayment rate (“CPR”). These securities are categorized as Level II.

U.S. government securities – U.S. government securities include highly liquid U.S. treasury securities which are generally valued using quoted market prices and therefore categorized as Level I. The Company does not transact in securities of countries other than the U.S. government.

Derivatives – Derivative contracts include interest rate swaps, interest rate locks, credit default swap index contracts, U.S. treasury bond and Eurodollar futures and equity option contracts. These instruments derive their value from underlying assets, reference rates, indices or a combination of these factors. The Company's equity option derivative contracts are valued based on quoted prices from the exchange for identical assets or liabilities as of the period-end date. To the extent these contracts are actively traded and valuation adjustments are not applied, they are categorized as Level I. The Company’s credit default swap index contracts are valued using market price quotations and are classified as Level II. The majority of the Company’s interest rate derivative contracts, including both interest rate swaps and interest rate locks, are valued using market standard pricing models based on the net present value of estimated future cash flows. The valuation models used do not involve material subjectivity as the methodologies do not entail significant judgment and the pricing inputs are market observable, including contractual terms, yield curves and measures of volatility. These instruments are classified as Level II within the fair value hierarchy. Certain interest rate locks transact in less active markets and were valued using valuation models that included the previously mentioned observable inputs and certain unobservable inputs that required significant judgment, such as the premium over the MMD curve. These instruments are classified as Level III.

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

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking and other investments at inception to reflect economic events in earnings on a timely basis. Merchant banking and other equity investments of $18.2 million and $19.7 million, included within investments on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets at March 31, 2016 and December 31, 2015, respectively. The realized and unrealized gains from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were $0.3 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level III financial instruments as of March 31, 2016:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	Discounted cash flow	Debt service coverage ratio (2)	5 - 60%	19.4%
Short-term securities	Discounted cash flow	Expected recovery rate (% of par) (2)	66 - 94%	91.0%
Mortgage-backed securities:
Collateralized by residential mortgages	Discounted cash flow	Credit default rates (3)	2 - 8%	4.2%
		Prepayment rates (4)	3 - 25%	7.9%
		Loss severity (3)	20 - 95%	65.8%
		Valuation yields (3)	2 - 7%	5.0%
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	6.5 bps	6.5 bps
Investments at fair value:
Equity securities in private companies	Market approach	Revenue multiple (2)	2 - 5 times	4.0 times
		EBITDA multiple (2)	10 - 12 times	10.4 times

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	3 - 51 bps	15.3 bps
Sensitivity of the fair value to changes in unobservable inputs:

(1)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly lower/(higher) fair value measurement.

(2)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly higher/(lower) fair value measurement.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company’s financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of March 31, 2016:

				Counterparty
				and Cash
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$4,031	$760	$—	$—	$4,791
Convertible securities	—	17,039	—	—	17,039
Fixed income securities	—	59,735	—	—	59,735
Municipal securities:
Taxable securities	—	125,692	—	—	125,692
Tax-exempt securities	—	508,042	1,177	—	509,219
Short-term securities	—	71,416	748	—	72,164
Mortgage-backed securities	—	—	117,891	—	117,891
U.S. government agency securities	—	155,894	—	—	155,894
Derivative contracts	87	451,217	5	(411,816)	39,493
Total financial instruments and other inventory positions owned	4,118	1,389,795	119,821	(411,816)	1,101,918

Cash equivalents	766	—	—	—	766

Investments at fair value	36,922	—	110,477	—	147,399
Total assets	$41,806	$1,389,795	$230,298	$(411,816)	$1,250,083

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$17,837	$4,112	$—	$—	$21,949
Fixed income securities	—	43,553	—	—	43,553
U.S. government agency securities	—	13,584	—	—	13,584
U.S. government securities	180,462	—	—	—	180,462
Derivative contracts	—	428,343	5,408	(428,646)	5,105
Total financial instruments and other inventory positions sold, but not yet purchased	$198,299	$489,592	$5,408	$(428,646)	$264,653

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company’s financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2015:

				Counterparty
				and Cash
				Collateral
(Dollars in thousands)	Level I	Level II	Level III	Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$7,569	$1,936	$—	$—	$9,505
Convertible securities	—	18,460	—	—	18,460
Fixed income securities	—	48,654	—	—	48,654
Municipal securities:
Taxable securities	—	105,775	5,816	—	111,591
Tax-exempt securities	—	415,789	1,177	—	416,966
Short-term securities	—	32,348	720	—	33,068
Mortgage-backed securities	—	670	121,124	—	121,794
U.S. government agency securities	—	188,140	—	—	188,140
U.S. government securities	7,729	—	—	—	7,729
Derivative contracts	164	412,299	—	(377,436)	35,027
Total financial instruments and other inventory positions owned	15,462	1,224,071	128,837	(377,436)	990,934

Cash equivalents	130,138	—	—	—	130,138

Investments at fair value	34,874	—	107,907	—	142,781
Total assets	$180,474	$1,224,071	$236,744	$(377,436)	$1,263,853

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$13,489	$2,251	$—	$—	$15,740
Fixed income securities	—	39,909	—	—	39,909
U.S. government agency securities	—	21,267	—	—	21,267
U.S. government securities	159,037	—	—	—	159,037
Derivative contracts	149	387,351	7,148	(391,446)	3,202
Total financial instruments and other inventory positions sold, but not yet purchased	$172,675	$450,778	$7,148	$(391,446)	$239,155

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

The Company’s Level III assets were $230.3 million and $236.7 million, or 18.4 percent and 18.7 percent of financial instruments measured at fair value at March 31, 2016 and December 31, 2015, respectively. The value of transfers between levels are recognized at the beginning of the reporting period. There were $14.3 million of transfers of financial assets out of Level III for the three months ended March 31, 2016, of which $9.1 million primarily related to the deconsolidation of certain investment partnerships as discussed in Note 2, and $5.2 million related to taxable municipal securities for which valuation inputs became observable. There were no other significant transfers between Level I, Level II or Level III for the three months ended March 31, 2016.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	March 31,	March 31,
(Dollars in thousands)	2015	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2016	2016 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Taxable securities	$5,816	$—	$(611)	$—	$(5,216)	$11	$—	$—	$—
Tax-exempt securities	1,177	—	—	—	—	—	—	1,177	—
Short-term securities	720	—	—	—	—	—	28	748	28
Mortgage-backed securities	121,124	26,519	(27,213)	—	—	1,067	(3,606)	117,891	(730)
Derivative contracts	—	—	—	—	—	—	5	5	5
Total financial instruments and other inventory positions owned	128,837	26,519	(27,824)	—	(5,216)	1,078	(3,573)	119,821	(697)

Investments at fair value	107,907	9,301	—	—	(9,088)	—	2,357	110,477	2,357
Total assets	$236,744	$35,820	$(27,824)	$—	$(14,304)	$1,078	$(1,216)	$230,298	$1,660

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$7,148	$—	$(9,882)	$—	$—	$9,882	$(1,740)	$5,408	$4,534
Total financial instruments and other inventory positions sold, but not yet purchased	$7,148	$—	$(9,882)	$—	$—	$9,882	$(1,740)	$5,408	$4,534

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	March 31,	March 31,
(Dollars in thousands)	2014	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2015	2015 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$1,186	$—	$—	$—	$—	$—	$(10)	$1,176	$(10)
Short-term securities	720	—	—	—	—	—	—	720	—
Mortgage-backed securities	124,749	119,826	(98,947)	—	—	2,490	(241)	147,877	517
Derivative contracts	140	520	—	—	—	(520)	1,082	1,222	1,222
Total financial instruments and other inventory positions owned	126,795	120,346	(98,947)	—	—	1,970	831	150,995	1,729

Investments at fair value	74,165	—	(182)	—	—	182	13,303	87,468	13,303
Total assets	$200,960	$120,346	$(99,129)	$—	$—	$2,152	$14,134	$238,463	$15,032

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$7,822	$(5,814)	$—	$—	$—	$5,814	$404	$8,226	$4,318
Total financial instruments and other inventory positions sold, but not yet purchased	$7,822	$(5,814)	$—	$—	$—	$5,814	$404	$8,226	$4,318

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 6 Variable Interest Entities

The Company has investments in and/or acts as the managing partner of various partnerships, limited liability companies, or registered mutual funds. These entities were established for the purpose of investing in securities of public or private companies, or municipal debt obligations, or providing financing to senior living facilities, and were initially financed through the capital commitments or seed investments of the members.

VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities. The determination as to whether an entity is a VIE is based on the structure and nature of each entity. The Company also considers other characteristics such as the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance and how the entity is financed.

The Company is required to consolidate all VIEs for which it is considered to be the primary beneficiary. The determination as to whether the Company is considered to be the primary beneficiary is based on whether the Company has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Effective January 1, 2016, the Company adopted ASU 2015-02. Prior to the adoption of ASU 2015-02, the primary beneficiary analysis differed for entities which qualified for the deferral under previous consolidation guidance (i.e., asset managers and investment companies). For these entities, the Company was considered to be the primary beneficiary if it absorbed a majority of the VIE’s expected losses, received a majority of the VIE’s expected residual returns, or both.

Consolidated VIEs

The Company’s consolidated VIEs at March 31, 2016 include certain alternative asset management funds in which the Company has an investment and as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds. Prior to the adoption of ASU 2015-02, these entities lacked the characteristics of a VIE and were consolidated as voting interest entities.

The following table presents information about the carrying value of the assets and liabilities of the VIEs which are consolidated by the Company and included on the consolidated statements of financial condition at March 31, 2016. The assets can only be used to settle the liabilities of the respective VIE, and the creditors of the VIEs do not have recourse to the general credit of the Company. The assets and liabilities are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

Alternative Asset
(Dollars in thousands)	Management Funds
Assets:
Receivables from brokers, dealers and clearing organizations	$46,753
Financial instruments and other inventory positions owned and pledged as collateral	349,618
Investments	89,068
Other assets	9,819
Total assets	$495,258

Liabilities:
Short-term financing	$179,236
Payables to brokers, dealers and clearing organizations	89,245
Financial instruments and other inventory positions sold, but not yet purchased	74,112
Other liabilities and accrued expenses	9,526
Total liabilities	$352,119

The Company has investments in a grantor trust which was established as part of a nonqualified deferred compensation plan. The Company is the primary beneficiary of the grantor trust. Accordingly, the assets and liabilities of the grantor trust are consolidated by the Company on the consolidated statements of financial condition. See Note 17 for additional information on the nonqualified deferred compensation plan.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Nonconsolidated VIEs

The Company determined it is not the primary beneficiary of certain VIEs and accordingly does not consolidate them. These VIEs had net assets approximating $0.9 billion and $0.4 billion at March 31, 2016 and December 31, 2015, respectively. The Company’s exposure to loss from these VIEs is $12.4 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at March 31, 2016. The Company had no liabilities related to these VIEs at March 31, 2016 and December 31, 2015, respectively. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of March 31, 2016.

Note 7 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Receivable arising from unsettled securities transactions	$46,753	$62,105
Deposits paid for securities borrowed	63,819	47,508
Receivable from clearing organizations	5,068	3,155
Deposits with clearing organizations	60,877	27,019
Securities failed to deliver	6,341	2,100
Other	2,921	6,062
Total receivables from brokers, dealers and clearing organizations	$185,779	$147,949

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Payable arising from unsettled securities transactions	$161,648	$34,445
Payable to clearing organizations	65	3,115
Securities failed to receive	3,196	4,468
Other	6,022	6,103
Total payable to brokers, dealers and clearing organizations	$170,931	$48,131

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
(Unaudited)

In a securities borrowed transaction, the Company borrows securities from a counterparty in exchange for cash. When the Company returns the securities, the counterparty returns the cash. Interest is generally paid periodically over the life of the transaction.

In the normal course of business, the Company obtains securities purchased under agreements to resell, securities borrowed and margin agreements on terms that permit it to repledge or resell the securities to others, typically pursuant to repurchase agreements. The Company obtained securities with a fair value of approximately $184.7 million and $185.8 million at March 31, 2016 and December 31, 2015, respectively, of which $174.6 million and $175.8 million, respectively, had been pledged or otherwise transferred to satisfy its commitments under financial instruments and other inventory positions sold, but not yet purchased.

The following is a summary of the Company’s securities sold under agreements to repurchase ("Repurchase Liabilities"), the fair market value of collateral pledged and the interest rate charged by the Company’s counterparty, which is based on LIBOR plus an applicable margin, as of March 31, 2016:

	Repurchase	Fair Market
(Dollars in thousands)	Liabilities	Value	Interest Rate
Term up to 30 day maturities:
Mortgage-backed securities	$32,685	$47,153	2.18 - 2.37%
On demand maturities:
U.S. government agency securities	1,912	2,020	0.65%
U.S. government securities	18,947	18,732	0.10%
	$53,544	$67,905

Reverse repurchase agreements, repurchase agreements and securities borrowed and loaned are reported on a net basis by counterparty when a legal right of offset exists. The following table provides information about the offsetting of these instruments and related collateral amounts at March 31, 2016:

		Gross Amount	Net Amounts	Gross Amounts Not Offset
		Offset on the	Presented on the	on the Consolidated Statements
	Gross	Consolidated	Consolidated	of Financial Condition
(Dollars in thousands)	Recognized	Statements of	Statements of	Financial	Collateral	Net
Description	Assets	Financial Condition	Financial Condition	Instruments	Received (1)	Amount
Reverse repurchase agreements	$119,084	$(1,912)	$117,172	$—	$(117,172)	$—
Securities borrowed (3)	63,819	—	63,819	—	(63,819)	—

		Gross Amount	Net Amount	Gross Amount Not Offset
		Offset on the	Presented on the	on the Consolidated Statements
	Gross	Consolidated	Consolidated	of Financial Condition
(Dollars in thousands)	Recognized	Statements of	Statements of	Financial	Collateral	Net
Description	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged (2)	Amount
Repurchase agreements	$53,544	$(1,912)	$51,632	$—	$(51,632)	$—

(1)	Includes securities received by the Company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default.

(2)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the consolidated statements of financial condition unless the Company defaults.

(3)
Deposits paid for securities borrowed are included in receivables from brokers, dealers and clearing organizations on the consolidated statements of financial condition. See Note 7 for additional information on receivables from brokers, dealers and clearing organizations.

There were no gross amounts offset on the consolidated statements of financial condition for reverse repurchase agreements, securities borrowed or repurchase agreements at December 31, 2015, as a legal right of offset did not exist. The Company had no outstanding securities lending arrangements as of March 31, 2016 or December 31, 2015. See Note 4 for information related to the Company's offsetting of derivative contracts.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 9 Investments

The Company’s investments include investments in private companies and partnerships, registered mutual funds, warrants of public and private companies and private company debt.

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Investments at fair value	$147,399	$142,781
Investments at cost	2,892	3,299
Investments accounted for under the equity method	13,410	17,781
Total investments	163,701	163,861

Less investments attributable to noncontrolling interests (1)	(33,562)	(40,069)
	$130,139	$123,792

(1)	Noncontrolling interests are attributable to third party ownership in a consolidated merchant banking fund.

At March 31, 2016, investments carried on a cost basis had an estimated fair market value of $4.8 million. Because valuation estimates were based upon management’s judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Note 10 Other Assets

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Net deferred income tax assets	$60,018	$66,810
Fee receivables	16,858	18,362
Accrued interest receivables	7,236	6,145
Forgivable loans, net	10,682	10,234
Income tax receivables	10,946	—
Prepaid expenses	7,590	6,161
Other	18,114	11,490
Total other assets	$131,444	$119,202

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 11 Goodwill and Intangible Assets

	Capital	Asset
(Dollars in thousands)	Markets	Management	Total
Goodwill
Balance at December 31, 2015	$21,132	$196,844	$217,976
Goodwill acquired	71,900	—	71,900
Measurement period adjustment	(14)	—	(14)
Balance at March 31, 2016	$93,018	$196,844	$289,862

Intangible assets
Balance at December 31, 2015	$8,256	$22,274	$30,530
Intangible assets acquired	14,597	—	14,597
Measurement period adjustment	14	—	14
Amortization of intangible assets	(1,909)	(1,387)	(3,296)
Balance at March 31, 2016	$20,958	$20,887	$41,845

The addition of goodwill and intangible assets during the three months ended March 31, 2016 related to the acquisition of Simmons, as discussed in Note 3. Management identified $14.6 million of intangible assets, consisting of customer relationships ($13.8 million) and the Simmons trade name ($0.8 million), which will be amortized over a weighted average life of 2.0 years and 5.0 years, respectively.

The following table summarizes the future aggregate amortization expense of the Company's intangible assets with determinable lives for the years ended:

(Dollars in thousands)
Remainder of 2016	$12,180
2017	12,183
2018	6,516
2019	6,009
2020	1,427
Thereafter	670
Total	$38,985

Note 12 Short-Term Financing

	Outstanding Balance		Weighted Average Interest Rate
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)	2016	2015	2016	2015
Commercial paper (secured)	$279,807	$276,894	1.88%	1.74%
Prime broker arrangement	179,236	169,296	1.18%	1.07%
Total short-term financing	$459,043	$446,190

The Company issues secured commercial paper to fund a portion of its securities inventory. The commercial paper notes (“CP Notes”) can be issued with maturities of 27 days to 270 days from the date of issuance. The CP Notes are issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and are secured by different inventory classes. As of March 31, 2016, the weighted average maturity of CP Series A, CP Series II A and CP Series III A was 67 days, 6 days and 26 days, respectively. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin. CP Series III A includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain excess net capital of $120 million.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

The Company’s committed short-term bank line financing at March 31, 2016 consisted of a one-year $250 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2015. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 17, 2016. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At March 31, 2016, the Company had no advances against this line of credit.

The Company’s uncommitted secured lines at March 31, 2016 totaled $185 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company’s uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. At March 31, 2016, the Company had no advances against these lines of credit.

Note 13 Senior Notes

The Company has entered into variable and fixed rate senior notes with certain entities advised by Pacific Investment Management Company ("PIMCO"). The following table presents the outstanding balance by note class at March 31, 2016 and December 31, 2015, respectively.

	Outstanding Balance
	March 31,	December 31,
(Dollars in thousands)	2016	2015
Class A Notes	$50,000	$50,000
Class C Notes	125,000	125,000
Total senior notes	$175,000	$175,000

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

The Second Amended and Restated Note Purchase Agreement includes customary events of default and covenants that, among other things, require the Company to maintain a minimum consolidated tangible net worth and regulatory net capital, limit the Company's leverage ratio and require the Company to maintain a minimum ratio of operating cash flow to fixed charges. With respect to the net capital covenant, the Company's U.S. broker dealer subsidiary is required to maintain minimum net capital of $120 million. At March 31, 2016, the Company was in compliance with all covenants.

The senior notes are recorded at amortized cost. As of March 31, 2016, the carrying value of the variable rate Class A Notes approximated fair value. As of March 31, 2016, the fair value of the fixed rate Class C Notes was approximately $128.4 million.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

Several class action complaints were brought on behalf of a purported class of state, local and municipal government entities in connection with the bidding or sale of municipal investment contracts and municipal derivative products directly from one of the defendants or through a broker, from January 1, 1992, to the present. The complaints, which have been consolidated into a single nationwide class action entitled In re Municipal Derivatives Antitrust Litigation, MDL No. 1950 (Master Docket No. 08-2516), allege antitrust violations and are pending in the U.S. District Court for the Southern District of New York under the multi-district litigation rules. The consolidated complaint seeks unspecified treble damages under Section 1 of the Sherman Act. Several California municipalities also brought separate class action complaints in California federal court, and approximately eighteen California municipalities and two New York municipalities filed individual lawsuits that are not as part of class actions, all of which have since been transferred to the Southern District of New York and consolidated for pretrial purposes. All three sets of complaints assert similar claims under federal (and for the California and New York plaintiffs, state) antitrust claims. With respect to In re Municipal Derivatives Antitrust Litigation, Piper Jaffray entered into a settlement agreement with class representatives in the amount of $9.8 million to settle the MDL class action. This expense was incurred in the third quarter of 2015, and the settlement is subject to final court approval after notice to the class. Litigation in the separate California and New York individual cases is ongoing.

Operating Lease Commitments

The Company leases office space throughout the United States and in a limited number of foreign countries where the Company’s international operations reside. Aggregate minimum lease commitments under operating leases as of March 31, 2016 are as follows:

(Dollars in thousands)
Remainder of 2016	$11,837
2017	14,025
2018	12,935
2019	11,285
2020	10,779
Thereafter	26,078
$86,939

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 15 Restructuring

The Company incurred pre-tax restructuring charges of $6.0 million for the three months ended March 31, 2016 within the Capital Markets segment. The charges included severance, benefits and outplacement costs of $5.4 million and contract termination costs of $0.6 million primarily in conjunction with the Simmons acquisition discussed in Note 3.

Note 16 Shareholders’ Equity

Share Repurchases

Effective August 14, 2015, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2017. During the three months ended March 31, 2016, the Company repurchased 351,791 shares at an average price of $35.14 per share for an aggregate purchase price of $12.4 million related to this authorization. The Company has $119.2 million remaining under this authorization.

The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. The Company purchased 169,282 shares and 178,928 shares, or $7.1 million and $9.9 million of the Company’s common stock for this purpose during the three months ended March 31, 2016 and 2015, respectively.

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 17. During the three months ended March 31, 2016 and 2015, the Company issued 476,062 shares and 518,106 shares, respectively, related to these obligations.

Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders’ proportionate share of the equity in a merchant banking fund of $34.9 million, a municipal bond fund with limited employee investors of $7.9 million and a senior living fund aggregating $5.0 million as of March 31, 2016. As of December 31, 2015, noncontrolling interests included the minority equity holders’ proportionate share of the equity in a merchant banking fund of $31.8 million, a municipal bond fund with limited employee investors of $7.0 million and private investment vehicles aggregating $10.4 million.

Ownership interests in entities held by parties other than the Company’s common shareholders are presented as noncontrolling interests within shareholders’ equity, separate from the Company’s own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company’s common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the three months ended March 31, 2016 and 2015, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table presents the changes in shareholders' equity for the three months ended March 31, 2016:

	Common	Common		Total
	Shares	Shareholders’	Noncontrolling	Shareholders’
(Amounts in thousands, except share amounts)	Outstanding	Equity	Interests	Equity
Balance at December 31, 2015	13,311,016	$783,659	$49,161	$832,820
Net income	—	2,437	749	3,186
Amortization/issuance of restricted stock	—	37,120	—	37,120
Issuance of common stock as deal consideration for Simmons	25,525	2,647	—	2,647
Issuance of treasury shares for restricted stock vestings	450,537	—	—	—
Repurchase of common stock through share repurchase program	(351,791)	(12,364)	—	(12,364)
Repurchase of common stock for employee tax withholding	(169,282)	(7,081)	—	(7,081)
Reduced tax benefit from stock-based compensation	—	(895)	—	(895)
Shares reserved/issued for director compensation	1,780	60	—	60
Other comprehensive loss	—	(403)	—	(403)
Deconsolidation of investment partnerships (1)	—	—	(9,415)	(9,415)
Fund capital contributions, net	—	—	7,262	7,262
Balance at March 31, 2016	13,267,785	$805,180	$47,757	$852,937

(1)	The Company deconsolidated certain investment partnerships upon adoption of ASU 2015-02. See Note 2 for further discussion.

Note 17 Compensation Plans

Stock-Based Compensation Plans

The Company maintains one stock-based compensation plan, the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (the “Incentive Plan”). The Company’s equity awards are recognized on the consolidated statements of operations at grant date fair value over the service period of the award, net of estimated forfeitures.

The following table provides a summary of the Company’s outstanding Incentive Plan equity awards (in shares or units) as of March 31, 2016:

Restricted Stock
Annual grants	1,332,725
Sign-on grants	370,899
Simmons deal consideration (1)	1,146,596
2,850,220

Restricted Stock Units
Market condition leadership grants	356,242

Stock Options	146,560

(1)	The Company issued restricted stock as part of deal consideration for Simmons. See Note 3 for further discussion.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company’s employees and directors for up to 8.2 million shares of common stock (0.9 million shares remained available for future issuance under the Incentive Plan as of March 31, 2016). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.

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

Sign-on Grants are used as a recruiting tool for new employees and are issued to current employees as a retention tool. These awards have both cliff and ratable vesting terms, and the employees must fulfill service requirements in exchange for rights to the awards. Compensation expense is amortized on a straight-line basis from the grant date over the requisite service period, generally one to five years. Employees forfeit unvested shares upon termination of employment and a reversal of compensation expense is recorded.

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
(Unaudited)

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

Inducement Plan

The Company established the 2016 Employment Inducement Award Plan (the "Inducement Plan") in conjunction with the acquisition of Simmons. The Company will grant $11.6 million (up to 400,000 shares) in restricted stock under the Inducement Plan on May 15, 2016.

Stock-Based Compensation Activity

The Company recorded total compensation expense of $10.0 million and $13.8 million for the three months ended March 31, 2016 and 2015, respectively, related to employee restricted stock and restricted stock unit awards. Total compensation cost includes year-end compensation for Annual Grants and the amortization of Sign-on and Leadership Grants, less forfeitures. Forfeitures were immaterial for the three months ended March 31, 2016 and 2015, respectively. The tax benefit related to stock-based compensation costs totaled $3.9 million and $5.4 million for the three months ended March 31, 2016 and 2015, respectively.

The following table summarizes the changes in the Company’s unvested restricted stock (including the restricted stock issued as part of the deal consideration for Simmons) under the Incentive Plan:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2015	1,287,915	$46.20
Granted	2,042,264	41.84
Vested	(476,062)	46.32
Canceled	(3,897)	46.09
March 31, 2016	2,850,220	$43.06

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the Company’s unvested restricted stock units under the Incentive Plan:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2015	356,242	$22.18
Granted	—	—
Vested	—	—
Canceled	—	—
March 31, 2016	356,242	$22.18

As of March 31, 2016, there was $59.3 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.7 years.

The following table summarizes the changes in the Company’s outstanding stock options:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2015	157,201	$50.35	1.6	$—
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	(10,641)	47.85
March 31, 2016	146,560	$50.53	1.7	$542,334

Options exercisable at March 31, 2016	146,560	$50.53	1.7	$542,334

As of March 31, 2016, there was no unrecognized compensation cost related to stock options expected to be recognized over future years.

The intrinsic value of options exercised was $0.7 million and the resulting tax benefit realized was $0.3 million for the three months ended March 31, 2015. There were no options exercised during the three months ended March 31, 2016.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Deferred Compensation Plans

The Company maintains various deferred compensation arrangements for employees.

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a percentage of their base salary, commissions and/or cash bonuses. The deferrals vest immediately and are non-forfeitable. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. Investments in the grantor trust, consisting of mutual funds, totaled $20.7 million and $14.6 million as of March 31, 2016 and December 31, 2015, respectively, and are included in investments on the consolidated statements of financial condition. The compensation deferred by the employees is expensed in the period earned. The deferred compensation liability was $20.6 million and $14.5 million as of March 31, 2016 and December 31, 2015, respectively. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

The Piper Jaffray Companies Mutual Fund Restricted Share Investment Plan is a fully funded deferred compensation plan which allows eligible employees to elect to receive a portion of the incentive compensation they would otherwise receive in the form of restricted stock, instead in restricted mutual fund shares ("MFRS Awards") of investment funds. MFRS Awards are awarded to qualifying employees in February of each year, and represent a portion of their compensation for performance in the preceding year similar to the Company's Annual Grants. MFRS Awards vest ratably over three years in equal installments and provide for continued vesting after termination of employment so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreement entered into upon termination. Forfeitures are recorded as a reduction of compensation and benefits expense within the consolidated statements of operations.

The Company has also granted MFRS Awards to new employees as a recruiting tool. Employees must fulfill service requirements in exchange for rights to the awards. Compensation expense from these awards will be amortized on a straight-line basis over the requisite service period of two to five years.

The Company recorded total compensation expense of $3.4 million and $8.2 million for the three months ended March 31, 2016 and 2015, respectively, related to employee MFRS Awards. Total compensation cost includes year-end compensation for MFRS Awards and the amortization of sign-on MFRS Awards, less forfeitures. Forfeitures were immaterial for the three months ended March 31, 2016 and 2015, respectively. MFRS Awards are owned by employee recipients and as such are not included on the consolidated statements of financial condition.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

The computation of earnings per share is as follows:

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2016	2015
Net income applicable to Piper Jaffray Companies	$2,437	$16,972
Earnings allocated to participating securities (1)	(313)	(1,162)
Net income applicable to Piper Jaffray Companies’ common shareholders (2)	$2,124	$15,810

Shares for basic and diluted calculations:
Average shares used in basic computation	13,160	15,294
Stock options	12	38
Average shares used in diluted computation	13,172	15,332

Earnings per common share:
Basic	$0.16	$1.03
Diluted	$0.16	$1.03

(1)
Represents the allocation of earnings to participating securities. Losses are not allocated to participating securities. Participating securities include all of the Company’s unvested restricted shares. The weighted average participating shares outstanding were 1,938,759 and 1,126,906 for the three months ended March 31, 2016 and 2015, respectively.

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

The anti-dilutive effects from stock options were immaterial for the three months ended March 31, 2016 and 2015, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

Reportable segment financial results are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015

Capital Markets
Investment banking
Financing
Equities	$6,566	$36,007
Debt	15,972	20,988
Advisory services	81,629	30,498
Total investment banking	104,167	87,493

Institutional sales and trading
Equities	19,669	18,905
Fixed income	17,054	21,217
Total institutional sales and trading	36,723	40,122

Management and performance fees	965	1,407

Investment income	2,086	14,705

Long-term financing expenses	(2,292)	(1,560)

Net revenues	141,649	142,167

Operating expenses (1)	138,855	116,203

Segment pre-tax operating income	$2,794	$25,964

Segment pre-tax operating margin	2.0%	18.3%

Continued on next page

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015

Asset Management
Management and performance fees
Management fees	$12,883	$19,107
Performance fees	—	8
Total management and performance fees	12,883	19,115

Investment income/(loss)	(976)	589

Net revenues	11,907	19,704

Operating expenses (1)	11,259	14,376

Segment pre-tax operating income	$648	$5,328

Segment pre-tax operating margin	5.4%	27.0%

Total
Net revenues	$153,556	$161,871

Operating expenses (1)	150,114	130,579

Pre-tax operating income	$3,442	$31,292

Pre-tax operating margin	2.2%	19.3%
(1)Operating expenses include intangible asset amortization expense as set forth in the table below:

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Capital Markets	$1,909	$263
Asset Management	1,387	1,510
Total intangible asset amortization expense	$3,296	$1,773

Reportable segment assets are as follows:

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Capital Markets	$1,925,541	$1,870,272
Asset Management	252,874	268,246
	$2,178,415	$2,138,518

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

At March 31, 2016, net capital calculated under the SEC rule was $215.0 million, and exceeded the minimum net capital required under the SEC rule by $214.0 million.

The Company’s committed short-term credit facility and its senior notes include covenants requiring Piper Jaffray to maintain minimum net capital of $120 million. CP Notes issued under CP Series III A include a covenant that requires Piper Jaffray to maintain excess net capital of $120 million.

Piper Jaffray Ltd. and SCIL, broker dealer subsidiaries registered in the United Kingdom, are subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of March 31, 2016, Piper Jaffray Ltd. and SCIL were in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Jaffray Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At March 31, 2016, Piper Jaffray Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Note 21 Income Taxes

The Company's effective income tax rate, excluding noncontrolling interests, for the three months ended March 31, 2016 was 9.5 percent, compared to 35.9 percent for the three months ended March 31, 2015. The effective income tax rate for the three months ended March 31, 2016 was unusually low due to the impact of tax-exempt municipal interest income representing a larger proportion of pre-tax income.

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

Executive Overview

Our business principally consists of providing investment banking, institutional brokerage, asset management and related financial services to corporations, private equity groups, public entities, non-profit entities and institutional investors in the United States and Europe. We operate through two reportable business segments: Capital Markets and Asset Management. Refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for a full description of our business.

Over the last twelve months, we have made significant progress on our growth strategy, primarily by expanding into new industry sectors within equity capital markets and the expansion of our fixed income middle market sales platform. The following is a summary of our most recent significant activity:

•
As part of our strategy to expand our investment banking business into the energy sector and grow our advisory business, on February 26, 2016, we completed the purchase of Simmons & Company International ("Simmons"), an employee-owned investment bank and broker dealer focused on the energy industry.

•	In the second quarter of 2015, we began expansion of our financial institutions group through significant hiring in our Capital Markets segment.

•
On September 30, 2015, we acquired the assets of River Branch Holdings LLC ("River Branch"), an equity investment banking boutique focused on the financial institutions sector. The acquisition further strengthened our mergers and acquisitions leadership in the middle markets and adds investment banking resources dedicated to banks, thrifts, and depository institutions, building upon the recent expansion of our financial institutions group.

•
On October 9, 2015, we completed the acquisition of BMO Capital Markets GKST Inc. ("BMO GKST"), a municipal bond sales, trading and origination business of BMO Financial Corp. This acquisition expanded our fixed income institutional sales, trading and underwriting platforms. Additionally, it strengthened our strategic analytic and advisory capabilities, and supports our growing equity financial institutions group with their coverage of bank clients.

•
For more information on our acquisitions, see Note 3 of our accompanying unaudited consolidated financial statements included in this report. We incurred $6.8 million of restructuring, integration and transaction costs in the three months ended March 31, 2016 principally related to the Simmons acquisition. We expect to incur additional restructuring and integration costs related to Simmons in the second quarter of 2016.

Results for the three months ended March 31, 2016

Net income applicable to Piper Jaffray Companies in the first quarter of 2016 was $2.4 million, or $0.16 per diluted common share, compared with $17.0 million, or $1.03 per diluted common share, for the prior-year period. For the twelve months ended March 31, 2016, we generated a rolling twelve month return on average common shareholders' equity of 4.7 percent, compared with 7.8 percent for the rolling twelve months ended March 31, 2015. Net revenues for the three months ended March 31, 2016 were $153.6 million, a decrease of 5.1 percent from $161.9 million reported in the year-ago period, as higher advisory services revenues were more than offset by declines in equity and debt financing revenues, asset management revenues and investment income. For the three months ended March 31, 2016, non-compensation expenses were $45.7 million, up 31.6 percent compared with $34.7 million in the first quarter of 2015. Non-compensation expenses in the first quarter of 2016 included restructuring and integration costs, intangible amortization expense and other incremental costs related to our recent acquisitions of Simmons, BMO GKST and River Branch.

For the three months ended March 31, 2016, adjusted net income applicable to Piper Jaffray Companies was $10.6 million(1), or $0.70(1) per diluted common share, compared with $18.8 million(1), or $1.14(1) per diluted common share, for the prior-year period. For the twelve months ended March 31, 2016, we generated an adjusted rolling twelve month return on average common shareholders' equity of 7.2 percent(2), compared with 8.8 percent(2) for rolling twelve months ended March 31, 2015. Adjusted net revenues for the three months ended March 31, 2016 were $152.2 million(1), a decrease of 2.3 percent from $155.7 million(1) reported in the year-ago period. For the three months ended March 31, 2016, adjusted non-compensation expenses were $35.0 million(1), up 10.6 percent from $31.6 million(1) for the three months ended March 31, 2015.

(1)	Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2016	2015
Net revenues:
Net revenues – U.S. GAAP basis	$153,556	$161,871
Adjustments:
Revenue related to noncontrolling interests	(1,349)	(6,132)
Adjusted net revenues	$152,207	$155,739

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$45,678	$34,722
Adjustments:
Non-compensation expenses related to noncontrolling interests	(600)	(1,302)
Restructuring and integration costs	(6,773)	—
Amortization of intangible assets related to acquisitions	(3,296)	(1,773)
Adjusted non-compensation expenses	$35,009	$31,647

Net income applicable to Piper Jaffray Companies:
Net income applicable to Piper Jaffray Companies – U.S. GAAP basis	$2,437	$16,972
Adjustments:
Compensation from acquisition-related agreements	2,020	764
Restructuring and integration costs	4,138	—
Amortization of intangible assets related to acquisitions	2,014	1,083
Adjusted net income applicable to Piper Jaffray Companies	$10,609	$18,819

Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$0.16	$1.03
Adjustments:
Compensation from acquisition-related agreements	0.13	0.05
Restructuring and integration costs	0.27	—
Amortization of intangible assets related to acquisitions	0.13	0.07
Adjusted earnings per diluted common share	$0.70	$1.14

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

Outlook for the remainder of 2016

We continue to encounter mixed signals relative to the strength of the recovery for the U.S. economy. In 2016, we believe the U.S. economy will continue its sluggish growth pattern. Risks to continued growth include, among other factors, ongoing or accelerating weakness in major international economies and significant geopolitical events (including terrorism) or conflicts, which could adversely impact the rate of growth in the U.S. and could inject volatility into the U.S. equity and debt markets. The 2016 U.S. presidential election also could influence the volatility or direction of markets based on investors’ assessment of the outcome and the overall political outlook in the United States.

Equity markets experienced several periods of heightened volatility during the first quarter of 2016 which adversely impacted equity capital raising, and may incur additional bouts of volatility during the year given the mixed outlook for the U.S. economy coupled with global economic and geopolitical risks. While higher volatility typically benefits our equity sales and trading business, market volatility as experienced in the first quarter or prolonged market correction may be disruptive to our capital raising activities. If volatility subsides for a period of time, we may expect to see stronger capital raising activity emerge prior to year-end.

We saw a constructive start to the year in the municipal market with market-wide municipal issuance volumes up sequentially from the fourth quarter of 2015. We believe that municipal debt underwriting activity for the remainder of 2016 is sustainable at current levels or higher, as a lower interest rate environment generally drives refinancing activity and results in an accommodative market for our services. Fixed income client trading activity was relatively strong in the first quarter of 2016, however, periods of interest rate uncertainty may reduce activity in our fixed income institutional brokerage business. We generally anticipate maintaining a conservative bias in managing our inventories and hedging strategies as we assess the quality and direction of the market on an ongoing basis.

Asset management revenues will continue to be affected by broad market trends (e.g., passive versus active management), and dependent upon valuations and our investment performance, all of which can impact the amount of net flows of assets under management. Our exposure to energy through a dedicated energy fund, our MLP strategies and energy holdings in our domestic strategies, has adversely impacted our assets under management. Sharp fluctuations in the price of oil may continue to increase the volatility of energy-related equity holdings in 2016. A stabilization or a steady improvement of oil prices would have a beneficial impact on our business.

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

Financial Summary for the three months ended March 31, 2016 and March 31, 2015

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	March 31,			March 31,
			2016
(Dollars in thousands)	2016	2015	v2015	2016	2015
Revenues:
Investment banking	$103,938	$87,077	19.4%	67.7%	53.8%
Institutional brokerage	32,049	36,036	(11.1)	20.9	22.3
Asset management	13,848	20,522	(32.5)	9.0	12.7
Interest	8,829	12,205	(27.7)	5.7	7.5
Investment income	937	12,591	(92.6)	0.6	7.8
Total revenues	159,601	168,431	(5.2)	103.9	104.1

Interest expense	6,045	6,560	(7.9)	3.9	4.1

Net revenues	153,556	161,871	(5.1)	100.0	100.0

Non-interest expenses:
Compensation and benefits	104,436	95,857	8.9	68.0	59.2
Outside services	8,451	8,184	3.3	5.5	5.1
Occupancy and equipment	7,718	6,783	13.8	5.0	4.2
Communications	7,330	6,328	15.8	4.8	3.9
Marketing and business development	7,004	6,982	0.3	4.6	4.3
Trade execution and clearance	1,762	1,997	(11.8)	1.1	1.2
Restructuring and integration costs	6,773	—	N/M	4.4	—
Intangible asset amortization expense	3,296	1,773	85.9	2.1	1.1
Other operating expenses	3,344	2,675	25.0	2.2	1.7
Total non-interest expenses	150,114	130,579	15.0	97.8	80.7

Income before income tax expense	3,442	31,292	(89.0)	2.2	19.3

Income tax expense	256	9,490	(97.3)	0.2	5.9

Net income	3,186	21,802	(85.4)	2.1	13.5

Net income applicable to noncontrolling interests	749	4,830	(84.5)	0.5	3.0

Net income applicable to Piper Jaffray Companies	$2,437	$16,972	(85.6)%	1.6%	10.5%
N/M – Not meaningful

For the three months ended March 31, 2016, we recorded net income applicable to Piper Jaffray Companies of $2.4 million. Net revenues for the three months ended March 31, 2016 were $153.6 million, a 5.1 percent decrease compared to $161.9 million in the year-ago period. In the first quarter of 2016, investment banking revenues were $103.9 million, compared with $87.1 million in the prior-year period, as higher advisory services revenues were partially offset by a decline in equity and debt financing revenues. For the three months ended March 31, 2016, institutional brokerage revenues decreased to $32.0 million, compared with $36.0 million in the first quarter of 2015, due to lower fixed income institutional brokerage revenues. In the first quarter of 2016, asset management fees of $13.8 million were down 32.5 percent compared with $20.5 million in the first quarter of 2015 due primarily to lower management fees from both our value equity and master limited partnership ("MLP") product offerings resulting from decreased assets under management. For the three months ended March 31, 2016, net interest income was $2.8 million, compared with $5.6 million in the prior-year period. The decrease primarily resulted from the liquidation of our municipal bond fund with outside investors in the second half of 2015, and additional interest expense on our senior notes due to an increase in the amount of debt outstanding and a higher interest rate as we shifted from variable to fixed rate through our refinancing in late 2015. In the first quarter of 2016, investment income was $0.9 million, compared with $12.6 million in the prior-year period, as we experienced higher investment gains on our firms investments in the first quarter of 2015. Non-interest expenses were $150.1 million for the three months ended March 31, 2016, up 15.0 percent compared to $130.6 million in the prior year. The first quarter of 2016 included additional compensation expenses from business expansion over the past year, $6.8 million of acquisition-related restructuring and integration costs, and an additional $1.5 million of intangible amortization expense resulting from our recent acquisitions.

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

For the three months ended March 31, 2016, compensation and benefits expenses increased to $104.4 million, compared with $95.9 million in the corresponding period of 2015. Compensation and benefits expenses as a percentage of net revenues was 68.0 percent in the first quarter of 2016, compared with 59.2 percent in the first quarter of 2015. The increased compensation ratio was attributable to significant hiring efforts surrounding our financial institutions group as well as a change in our mix of revenues, as we recorded significantly higher advisory revenues in the first quarter of 2016, which have a higher payout rate.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses were $8.5 million in the first quarter of 2016, compared with $8.2 million in the corresponding period of 2015. Excluding the portion of expenses from non-controlled equity interests in our consolidated alternative asset management funds, outside services expenses increased 10.9 percent due primarily to higher professional fees.

Occupancy and Equipment – For the three months ended March 31, 2016, occupancy and equipment expenses increased 13.8 percent to $7.7 million, compared with $6.8 million for the three months ended March 31, 2015. The increase was primarily the result of incremental occupancy expenses from our acquisitions of River Branch and BMO GKST completed during the third and fourth quarters of 2015, respectively, and our acquisition of Simmons completed during the first quarter of 2016.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the three months ended March 31, 2016, communication expenses increased 15.8 percent to $7.3 million, compared with $6.3 million for the three months ended March 31, 2015, due to higher market data services, resulting in part from our financial institutions group expansion, and additional headcount associated with our acquisitions of River Branch, BMO GKST, and Simmons.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. For the three months ended March 31, 2016, marketing and business development expenses were $7.0 million, flat compared with the corresponding period of 2015.

Trade Execution and Clearance – For the three months ended March 31, 2016, trade execution and clearance expenses were $1.8 million, compared with $2.0 million in the corresponding period of 2015.

Restructuring and Integration Costs – In the first quarter of 2016, we recorded restructuring and integration costs of $6.8 million primarily related to the acquisition of Simmons. The expenses consisted of $5.4 million of severance, benefits and outplacement costs, $0.8 million of transaction costs, and $0.6 million of contract termination costs. We expect to incur additional restructuring and integration costs related to Simmons in the second quarter of 2016.

Intangible Asset Amortization Expense – Intangible asset amortization expense includes the amortization of definite-lived intangible assets consisting of customer relationships and the Simmons trade name. For the three months ended March 31, 2016, intangible asset amortization expense was $3.3 million, compared with $1.8 million in the three months ended March 31, 2015. The increase was due to incremental intangible amortization expense for the acquisitions of River Branch and BMO GKST, as well as incremental intangible asset amortization expense related to identifiable intangible assets associated with the acquisition of Simmons.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses were $3.3 million in the first quarter of 2016, compared with $2.7 million in the first quarter of 2015. The increase was due to incremental expenses associated with the acquisitions of River Branch, BMO GKST, and Simmons.

Income Taxes – For the three months ended March 31, 2016, our provision for income taxes was $0.3 million equating to an effective tax rate, excluding noncontrolling interests, of 9.5 percent, compared with $9.5 million in the prior-year period equating to an effective tax rate, excluding noncontrolling interests, of 35.9 percent. The reduced effective tax rate was due to the impact of tax-exempt municipal interest income representing a larger proportion of pre-tax income.

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

Capital Markets

The following table sets forth the Capital Markets adjusted segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Three Months Ended March 31,
	2016				2015
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Financing
Equities	$6,566	$—	$—	$6,566	$36,007	$—	$—	$36,007
Debt	15,972	—	—	15,972	20,988	—	—	20,988
Advisory services	81,629	—	—	81,629	30,498	—	—	30,498
Total investment banking	104,167	—	—	104,167	87,493	—	—	87,493

Institutional sales and trading
Equities	19,669	—	—	19,669	18,905	—	—	18,905
Fixed income	17,054	—	—	17,054	21,217	—	—	21,217
Total institutional sales and trading	36,723	—	—	36,723	40,122	—	—	40,122

Management and performance fees	965	—	—	965	1,407	—	—	1,407

Investment income	737	1,349	—	2,086	8,573	6,132	—	14,705

Long-term financing expenses	(2,292)	—	—	(2,292)	(1,560)	—	—	(1,560)

Net revenues	140,300	1,349	—	141,649	136,035	6,132	—	142,167

Operating expenses	126,276	600	11,979	138,855	113,601	1,302	1,300	116,203

Segment pre-tax operating income	$14,024	$749	$(11,979)	$2,794	$22,434	$4,830	$(1,300)	$25,964

Segment pre-tax operating margin	10.0%			2.0%	16.5%			18.3%

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
Other adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Compensation from acquisition-related agreements	$3,306	$1,037
Restructuring and integration costs	6,764	—
Amortization of intangible assets related to acquisitions	1,909	263
	$11,979	$1,300

Capital Markets adjusted net revenues were $140.3 million for the three months ended March 31, 2016, compared with $136.0 million in the prior-year period.

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

In the first quarter of 2016, investment banking revenues increased 19.1 percent to $104.2 million, compared with $87.5 million in the corresponding period of the prior year. For the three months ended March 31, 2016, equity financing revenues were $6.6 million, a decrease of 81.8 percent compared with $36.0 million in the prior-year period, due to fewer completed transactions and lower revenue per transaction as market volatility negatively impacted the volume of equity capital raising in the market. During the first quarter of 2016, we completed 7 equity financings, raising $1.2 billion for our clients, compared with 35 equity financings, raising $6.5 billion for our clients in the comparable year-ago period. Debt financing revenues for the three months ended March 31, 2016 were $16.0 million, down 23.9 percent compared with $21.0 million in the year-ago period, due to lower public finance revenues from fewer completed transactions as municipal issuance volumes decreased compared to the first quarter of 2015. During the first quarter of 2016, we completed 103 negotiated municipal issues with a total par value of $2.6 billion, compared with 142 negotiated municipal issues with a total par value of $3.7 billion during the prior-year period. For the three months ended March 31, 2016, advisory services revenues were $81.6 million, up significantly compared to $30.5 million in the first quarter of 2015, due to more completed transactions and higher revenue per transaction. We completed 36 transactions with an aggregate enterprise value of $5.9 billion in the first quarter of 2016, compared with 16 transactions with an aggregate enterprise value of $1.8 billion in the first quarter of 2015.

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

For the three months ended March 31, 2016, adjusted institutional brokerage revenues were $36.7 million, compared with $40.1 million in the prior-year period. Equity institutional brokerage revenues increased 4.0 percent to $19.7 million in the first quarter of 2016, compared with $18.9 million in the corresponding period of 2015. For the three months ended March 31, 2016, adjusted fixed income institutional brokerage revenues were $17.1 million, down 19.6 percent compared with $21.2 million in the prior-year period, due to lower trading gains as volatility in credit spreads during the quarter negatively impacted certain asset classes. This decline was partially offset by incremental revenues associated with our acquisition of BMO GKST.

Management and performance fees include the fees generated from our municipal bond, merchant banking and senior living funds with outside investors. For the three months ended March 31, 2016, management and performance fees were $1.0 million, compared with $1.4 million in the prior-year period. In the third quarter of 2015, we closed the municipal bond fund and completed its liquidation in October 2015.

Adjusted investment income includes realized and unrealized gains and losses on investments in our merchant banking fund, municipal bond fund, and other firm investments. For the three months ended March 31, 2016, adjusted investment income was $0.7 million, compared to $8.6 million in the corresponding period of 2015. In the first quarter of 2015, we recorded higher gains on these investments.

Long-term financing expenses primarily represent interest paid on our senior notes. For the three months ended March 31, 2016, long-term financing expenses were $2.3 million, compared with $1.6 million in the prior-year period, as we increased the amount of outstanding principal on our senior notes in the fourth quarter of 2015 from $125 million to $175 million.

Capital Markets adjusted segment pre-tax operating margin for the three months ended March 31, 2016 was 10.0 percent, compared with 16.5 percent for the corresponding period of 2015. The decrease in adjusted pre-tax operating margin was primarily due to additional expenses associated with our financial institutions group expansion and recent acquisitions, as well as an increased compensation ratio resulting from a change in our mix of revenues. Revenue production from these growth initiatives often takes time to ramp to full productivity, which negatively impacts operating margin.

Asset Management

The following table sets forth the Asset Management segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Three Months Ended March 31,
	2016				2015
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
Value equity	$7,713	$—	$—	$7,713	$10,859	$—	$—	$10,859
MLP	5,170	—	—	5,170	8,248	—	—	8,248
Total management fees	12,883	—	—	12,883	19,107	—	—	19,107

Performance fees
Value equity	—	—	—	—	8	—	—	8
MLP	—	—	—	—	—	—	—	—
Total performance fees	—	—	—	—	8	—	—	8

Total management and performance fees	12,883	—	—	12,883	19,115	—	—	19,115

Investment income/(loss)	(976)	—	—	(976)	589	—	—	589

Total net revenues	11,907	—	—	11,907	19,704	—	—	19,704

Operating expenses	9,863	—	1,396	11,259	12,652	—	1,724	14,376

Segment pre-tax operating income/(loss)	$2,044	$—	$(1,396)	$648	$7,052	$—	$(1,724)	$5,328

Segment pre-tax operating margin	17.2%			5.4%	35.8%			27.0%

Adjusted segment pre-tax operating margin excluding investment income/(loss) (2)	23.4%				33.8%

(1)	Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Compensation from acquisition-related agreements	$—	$214
Restructuring and integration costs	9	—
Amortization of intangible assets related to acquisitions	1,387	1,510
	$1,396	$1,724

(2)
Management believes that presenting adjusted segment pre-tax operating margin excluding investment income/(loss) provides the most meaningful basis for comparison of Asset Management operating results across periods.

Management and performance fee revenues comprise the revenues generated through management and investment advisory services performed for separately managed accounts, registered funds and partnerships. Investment performance and client asset inflows and outflows have a direct effect on management and performance fee revenues. Management fees are generally based on the level of assets under management ("AUM") measured monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations or net client asset flows, will result in a corresponding increase or decrease in management fees. Fees vary with the type of assets managed and the vehicle in which they are managed. Performance fees are earned when the investment return on AUM exceeds certain benchmark targets or other performance targets over a specified measurement period. The level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in total AUM. The majority of performance fees, if earned, are generally recorded in the fourth quarter of the applicable year or upon withdrawal of client assets. At March 31, 2016, approximately five percent of our AUM was eligible to earn performance fees.

For the three months ended March 31, 2016, management fees were $12.9 million, a decrease of 32.6 percent, compared with $19.1 million in the prior-year period, due to lower management fees from both our value equity and MLP product offerings. In the first quarter of 2016, management fees related to our value equity strategies were $7.7 million, down 29.0 percent compared to $10.9 million in the corresponding period of 2015. The decrease was due to lower AUM resulting from net client outflows and market depreciation, as well as a lower average effective revenue yield. The average effective revenue yield (total annualized management fees as a percentage of our average month-end AUM) for our value equity strategies was 73 basis points for the first quarter of 2016, compared with 77 basis points for the prior-year period. Management fees from our MLP strategies decreased 37.3 percent in the first quarter of 2016 to $5.2 million, compared with $8.2 million in the first quarter of 2015. The decline in management fees resulting from lower AUM, driven by a drop-off in MLP valuations, was offset in part by a higher average effective revenue yield. The average effective revenue yield for our MLP strategies was 63 basis points for the three months ended March 31, 2016, compared to 58 basis points for the corresponding period in the prior year. The increased average effective revenue yield was due to more assets from individual investors in open-ended mutual funds, which earn higher fees.

Investment income/(loss) includes gains and losses from our investments in registered funds and private funds or partnerships that we manage. For the three months ended March 31, 2016, investment loss was $1.0 million compared with income of $0.6 million for the prior-year period.

Adjusted segment pre-tax operating margin for the three months ended March 31, 2016 was 17.2 percent, compared to 35.8 percent for the three months ended March 31, 2015. Excluding investment income/(loss) on firm capital invested in our strategies, adjusted operating margin declined from 33.8 percent in the first quarter of 2015 to 23.4 percent in the first quarter of 2016, due to lower management fees.

The following table summarizes the changes in our AUM for the periods presented:

			Twelve
	Three Months Ended		Months Ended
	March 31,		March 31,
(Dollars in millions)	2016	2015	2016
Value Equity
Beginning of period	$4,954	$5,758	$5,636
Net outflows	(901)	(311)	(1,162)
Net market appreciation/(depreciation)	(70)	189	(491)
End of period	$3,983	$5,636	$3,983

MLP
Beginning of period	$3,924	$5,711	$5,777
Net inflows/(outflows)	(137)	182	115
Net market depreciation	(265)	(116)	(2,370)
End of period	$3,522	$5,777	$3,522

Total
Beginning of period	$8,878	$11,469	$11,413
Net outflows	(1,038)	(129)	(1,047)
Net market appreciation/(depreciation)	(335)	73	(2,861)
End of period	$7,505	$11,413	$7,505

Total AUM was $7.5 billion at March 31, 2016. Value equity AUM declined to $4.0 billion at March 31, 2016, compared with $5.0 billion at December 31, 2015 due to net client outflows of $0.9 billion during the quarter. The asset management industry has experienced an ongoing trend of investors favoring passive investment vehicles over active management. Our first quarter AUM outflows in 2016 reflected the impact of this trend as a large investor in our all cap product shifted to a passive investment. In addition, performance in our small-mid-cap value strategy has lagged its relative benchmark which has contributed to client outflows. MLP AUM decreased to $3.5 billion at March 31, 2016 as we experienced market depreciation during the quarter and deleveraging in closed-end mutual funds we manage.

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

See the "Critical Accounting Policies" section and Note 2, "Summary of Significant Accounting Policies" to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for further information. See also Note 2, "Accounting Policies and Pronouncements" in the notes to our unaudited consolidated financial statements included in this report for changes to our significant accounting policies.

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

Effective August 14, 2015, our board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2017. During the three months ended March 31, 2016, we repurchased 351,791 shares of our common stock at an average price of $35.14 per share for an aggregate purchase price of $12.4 million related to this authorization. The Company has $119.2 million remaining under this authorization.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the first quarter of 2016, we purchased 169,282 shares or $7.1 million of our common shares for this purpose.

Leverage

The following table presents total assets, adjusted assets, total shareholders’ equity and tangible shareholders’ equity with the resulting leverage ratios as of:

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Total assets	$2,178,415	$2,138,518
Deduct: Goodwill and intangible assets	(331,707)	(248,506)
Deduct: Assets from noncontrolling interests	(103,184)	(88,590)
Adjusted assets	$1,743,524	$1,801,422

Total shareholders' equity	$852,937	$832,820
Deduct: Goodwill and intangible assets	(331,707)	(248,506)
Deduct: Noncontrolling interests	(47,757)	(49,161)
Tangible common shareholders' equity	$473,473	$535,153

Leverage ratio (1)	2.6	2.6

Adjusted leverage ratio (2)	3.7	3.4

(1)	Leverage ratio equals total assets divided by total shareholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders’ equity.

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

Commercial Paper Program – Our U.S. broker dealer subsidiary, Piper Jaffray & Co., issues secured commercial paper to fund a portion of its securities inventory. This commercial paper is issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and is secured by different inventory classes, which is reflected in the interest rate paid on the respective program. The programs can issue with maturities of 27 to 270 days. CP Series III A includes a covenant that requires Piper Jaffray & Co. to maintain excess net capital of $120 million. The following table provides information about our commercial paper programs at March 31, 2016:

(Dollars in millions)	CP Series A	CP Series II A	CP Series III A
Maximum amount that may be issued	$300.0	$150.0	$125.0
Amount outstanding	157.4	29.9	92.5

Weighted average maturity, in days	67	6	26
Weighted average maturity at issuance, in days	112	100	36

Prime Broker Arrangement – Our municipal securities strategic trading activities are principally operated in a fund structure vehicle. We also previously managed a municipal bond fund with third party investors, which was liquidated in the second half of 2015. We have established an arrangement to obtain overnight financing by a single prime broker related to our strategic trading activities in municipal securities and the alternative asset management fund that we previously managed with outside investors. Financing under this arrangement is secured by certain securities, primarily municipal securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our prime broker financing activities are recorded net of receivables from trading activity. This funding is at the discretion of the prime broker and could be denied subject to a notice period. At March 31, 2016, we had $179.2 million of financing outstanding under this prime broker arrangement.

Committed Lines – Our committed line is a one-year $250 million revolving secured credit facility. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co. to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 17, 2016. This credit facility has been in place since 2008 and we renewed the facility for another one-year term in the fourth quarter of 2015. At March 31, 2016, we had no advances against this line of credit.

Uncommitted Lines – We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $185 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have an uncommitted unsecured facility with one of these banks. All of these uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. More specifically, these lines are subject to approval by the respective bank each time an advance is requested and advances may be denied, which may be particularly true during times of market stress or market perceptions of our exposures. We manage our relationships with the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business. At March 31, 2016, we had no advances against these lines of credit.

The following tables present the average balances outstanding for our various short-term funding sources by quarter for 2016 and 2015, respectively.

		Average Balance for the Three Months Ended
(Dollars in millions)	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015
Funding source:
Repurchase agreements	$30.5	$25.5	$32.1	$76.9	$66.4
Commercial paper	279.2	277.5	276.8	256.3	245.1
Prime broker arrangement	159.0	109.4	139.8	242.8	167.1
Short-term bank loans	0.8	0.3	0.2	11.9	28.4
Total	$469.5	$412.7	$448.9	$587.9	$507.0

The average funding in the first quarter of 2016 increased to $469.5 million, compared with $412.7 million during the fourth quarter of 2015. In the first quarter of 2016 we experienced cash outflows as a result of our annual discretionary incentive compensation payouts and the cash payment for the acquisition of Simmons. These cash outflows reduced our available excess cash and increased our average short-term funding in the quarter. The reduction in average funding compared to the corresponding period of 2015, is related to a decrease in average inventory balances.

The following table presents the maximum daily funding amount by quarter for 2016 and 2015, respectively.

(Dollars in millions)	2016	2015
First Quarter	$576.4	$949.8
Second Quarter		$876.0
Third Quarter		$666.1
Fourth Quarter		$531.7

Senior Notes

We have entered into variable and fixed rate senior notes with certain entities advised by Pacific Investment Management Company ("PIMCO"). The following table presents the outstanding balance by note class at March 31, 2016 and 2015, respectively.

	Outstanding Balance
	March 31,	December 31,
(Dollars in thousands)	2016	2015
Class A Notes	$50,000	$50,000
Class C Notes	125,000	125,000
Total senior notes	$175,000	$175,000

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

The Second Amended and Restated Note Purchase Agreement includes customary events of default and covenants that, among other things, require us to maintain a minimum consolidated tangible net worth and minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. With respect to the net capital covenant, our U.S. broker dealer subsidiary is required to maintain minimum net capital of $120 million. At March 31, 2016, we were in compliance with all covenants.

Contractual Obligations

Our contractual obligations have not materially changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2015, except for our operating lease obligations. On April 5, 2016, we entered into a new lease agreement for our capital markets business in Chicago, Illinois. In addition, we acquired several leases in connection with our acquisition of Simmons.

	Remainder	2017	2019	2021 and
(Dollars in millions)	of 2016	- 2018	- 2020	thereafter	Total
Operating lease obligations	$11.8	$27.0	$22.1	$26.1	$87.0

Capital Requirements

As a registered broker dealer and member firm of FINRA, our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At March 31, 2016, our net capital under the SEC’s uniform net capital rule was $215.0 million, and exceeded the minimum net capital required under the SEC rule by $214.0 million.

Although we operate with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our Capital Markets revenue producing activities.

At March 31, 2016, Piper Jaffray Ltd. and Simmons & Company International Limited, our broker dealer subsidiaries registered in the United Kingdom, were subject to, and were in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Jaffray Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At March 31, 2016, Piper Jaffray Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2019	2021		March 31,	December 31,
(Dollars in thousands)	2016	2017	2018	- 2020	- 2022	Later	2016	2015
Customer matched-book derivative contracts (1) (2)	$32,527	$40,950	$—	$70,476	$67,690	$3,777,425	$3,989,068	$4,392,440
Trading securities derivative contracts (2)	232,050	40,000	—	—	—	29,750	301,800	290,600
Credit default swap index contracts (2)	—	—	—	92,500	—	24,402	116,902	94,270
Futures and equity option derivative contracts (2) (4)	11,925,612	1,000,000	—	—	—	—	12,925,612	2,345,037
Investment commitments (3)	—	—	—	—	—	—	25,239	32,819

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with two major financial institutions, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $186.1 million at March 31, 2016) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At March 31, 2016, we had $28.2 million of credit exposure with these counterparties, including $20.0 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At March 31, 2016 and December 31, 2015, the net fair value of these derivative contracts approximated $34.4 million and $31.8 million, respectively.

(3)	The investment commitments have no specified call dates. The timing of capital calls is based on market conditions and investment opportunities.

(4)
Our maximum future financial exposure related to Eurodollar futures derivative contracts (with an outstanding absolute notional contract amount of $12.9 billion) is limited to $0.4 million as of March 31, 2016.

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

Loan Commitments

We may commit to bridge loan financing for our clients. We had no loan commitments outstanding at March 31, 2016.

Investment Commitments

Our private equity and principal investments, including those made as part of our merchant banking activities, are made through investments in limited partnerships or limited liability companies that provide financing or make investments in private equity funds. We commit capital or act as the managing partner of these entities.

We have committed capital to certain entities and these commitments generally have no specified call dates. We had $25.2 million of commitments outstanding at March 31, 2016, of which $16.1 million relate to an affiliated merchant banking fund and $8.5 million relate to an affiliated fund, which provides financing for senior living facilities.

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

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Interest Rate Risk	$722	$608
Equity Price Risk	142	119
Diversification Effect (1)	(74)	(66)
Total Value-at-Risk	$790	$661

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average VaR calculated for each component of market risk during the three months ended March 31, 2016 and the year ended December 31, 2015, respectively.

(Dollars in thousands)	High	Low	Average
For the Three Months Ended March 31, 2016
Interest Rate Risk	$722	$388	$534
Equity Price Risk	283	128	165
Diversification Effect (1)			(78)
Total Value-at-Risk	$790	$457	$621

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2015
Interest Rate Risk	$853	$415	$582
Equity Price Risk	618	31	314
Diversification Effect (1)			(133)
Total Value-at-Risk	$1,128	$487	$763

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses exceeded our one-day VaR on seven occasions during the first quarter of 2016.

The aggregate VaR as of March 31, 2016 was higher than the reported VaR on December 31, 2015. The increase in VaR was due to an increase in inventories, particularly Eurodollar future derivative contracts, and cyclical increases in municipal securities, to accommodate and facilitate customer trading for the three months ended March 31, 2016.

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

We have concentrated counterparty credit exposure with five non-publicly rated entities totaling $28.2 million at March 31, 2016. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represents 70.9 percent, or $20.0 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

Legal, Regulatory and Compliance Risk

Legal, regulatory and compliance risk includes the risk of non-compliance with applicable legal and regulatory requirements and loss to our reputation we may suffer as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. We are generally subject to extensive regulation in the various jurisdictions in which we conduct our business. We have established procedures that are designed to ensure compliance with applicable statutory and regulatory requirements, such as public company reporting obligations, regulatory net capital requirements, sales and trading practices, potential conflicts of interest, use and safekeeping of customer funds and securities, anti-money laundering, privacy and recordkeeping.We have also established procedures that are designed to require that our policies relating to ethics and business conduct are followed. The legal and regulatory focus on the financial services industry presents a continuing business challenge for us.

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

During the first quarter of our fiscal year ending December 31, 2016, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The following supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Municipal Derivatives Litigation

Several class action complaints were brought on behalf of a purported class of state, local and municipal government entities in connection with the bidding or sale of municipal investment contracts and municipal derivative products directly from one of the defendants or through a broker, from January 1, 1992, to the present. The complaints, which have been consolidated into a single nationwide class action entitled In re Municipal Derivatives Antitrust Litigation, MDL No. 1950 (Master Docket No. 08-2516), allege antitrust violations and are pending in the U.S. District Court for the Southern District of New York under the multi-district litigation rules. The consolidated complaint seeks unspecified treble damages under Section 1 of the Sherman Act. Several California municipalities also brought separate class action complaints in California federal court, and approximately eighteen California municipalities and two New York municipalities filed individual lawsuits that are not as part of class actions, all of which have since been transferred to the Southern District of New York and consolidated for pretrial purposes. All three sets of complaints assert similar claims under federal (and for the California and New York plaintiffs, state) antitrust claims. With respect to In re Municipal Derivatives Antitrust Litigation, Piper Jaffray entered into a settlement agreement with class representatives in the amount of $9.8 million to settle the MDL class action. This expense was incurred in the third quarter of 2015, and the settlement is subject to final court approval after notice to the class. Litigation in the separate California and New York individual cases is ongoing.

ITEM 1A.    RISK FACTORS.

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2016.

				Total Number of Shares	Approximate Dollar
				Purchased as Part of	Value of Shares Yet to be
	Total Number of		Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased		Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(January 1, 2016 to January 31, 2016)	347,742		$35.05	347,742	$119	million
Month #2
(February 1, 2016 to February 28, 2016)	168,619		$41.81	—	$119	million
Month #3
(March 1, 2016 to March 31, 2016)	4,712	(2)	$44.24	4,049	$119	million
Total	521,073		$37.32	351,791	$119	million

(1)	Effective August 14, 2015, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2017.

(2)
Consists of 4,049 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $43.72 per share, and 663 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $47.47.

ITEM 6.    EXHIBITS.

Exhibit		Method
Number	Description	of Filing

2.1
First Amendment to Securities Purchase Agreement dated February 25, 2016 among Piper Jaffray Companies, Piper Jaffray & Co., Simmons & Company International, SCI JV LP, SCI GP, LLC, and Simmons & Company International Holdings LLC (excluding schedules and exhibits, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request).
Filed herewith
4.1	Piper Jaffray Companies 2016 Employment Inducement Award Plan. †	(1)
4.2	Form of Restricted Stock Agreement for grants under the Piper Jaffray Companies 2016 Employment Inducement Award Plan. †	(2)
10.1	Consulting Agreement for Services of Independent Contractor dated November 16, 2015 by and between Piper Jaffray & Co. and Michael E. Frazier. †	Filed herewith
10.2	Restricted Stock Agreement dated November 16, 2015 by and between Piper Jaffray Companies and Michael E. Frazier. †	Filed herewith
10.3	Piper Jaffray Companies Amended and Restated Mutual Fund Restricted Share Investment Plan, effective as of February 16, 2016. †	Filed herewith
10.4	Form of Performance Share Unit Agreement for 2016 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan. †	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Filed herewith
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of March 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (v) the notes to the Consolidated Financial Statements.
Filed herewith
_______________________

†	This exhibit is a management contract or compensatory plan or agreement.

(1)	Filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission of February 25, 2016, and incorporated by reference herein.

(2)	Filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission of February 25, 2016, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 4, 2016.

PIPER JAFFRAY COMPANIES

By	/s/ Andrew S. Duff
Its	Chairman and Chief Executive Officer

By	/s/ Debbra L. Schoneman
Its	Chief Financial Officer

Exhibit Index

Exhibit		Method
Number	Description	of Filing

2.1
First Amendment to Securities Purchase Agreement dated February 25, 2016 among Piper Jaffray Companies, Piper Jaffray & Co., Simmons & Company International, SCI JV LP, SCI GP, LLC, and Simmons & Company International Holdings LLC (excluding schedules and exhibits, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request).
Filed herewith
4.1	Piper Jaffray Companies 2016 Employment Inducement Award Plan. †	(1)
4.2	Form of Restricted Stock Agreement for grants under the Piper Jaffray Companies 2016 Employment Inducement Award Plan. †	(2)
10.1	Consulting Agreement for Services of Independent Contractor dated November 16, 2015 by and between Piper Jaffray & Co. and Michael E. Frazier. †	Filed herewith
10.2	Restricted Stock Agreement dated November 16, 2015 by and between Piper Jaffray Companies and Michael E. Frazier. †	Filed herewith
10.3	Piper Jaffray Companies Amended and Restated Mutual Fund Restricted Share Investment Plan, effective as of February 16, 2016. †	Filed herewith
10.4	Form of Performance Share Unit Agreement for 2016 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan. †	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Filed herewith
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of March 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (v) the notes to the Consolidated Financial Statements.
Filed herewith
_______________________

†	This exhibit is a management contract or compensatory plan or agreement.

(1)	Filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission of February 25, 2016, and incorporated by reference herein.

(2)	Filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission of February 25, 2016, and incorporated by reference herein.