Form 10-Q
period 2016-06-30
PIPER JAFFRAY COMPANIES
filed 2016-08-05
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Yes  ☐ No  ☑

As of July 27, 2016, the registrant had 15,214,792 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.
Piper Jaffray Companies
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2016	2015
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$172,244	$189,910
Cash and cash equivalents segregated for regulatory purposes	42,028	81,022
Receivables:
Customers	52,057	41,167
Brokers, dealers and clearing organizations	100,638	147,949
Securities purchased under agreements to resell	142,473	136,983

Financial instruments and other inventory positions owned	337,852	283,579
Financial instruments and other inventory positions owned and pledged as collateral	630,364	707,355
Total financial instruments and other inventory positions owned	968,216	990,934

Fixed assets (net of accumulated depreciation and amortization of $55,887 and $51,874, respectively)	21,941	18,984
Goodwill	290,740	217,976
Intangible assets (net of accumulated amortization of $56,193 and $48,803, respectively)	37,751	30,530
Investments	163,320	163,861
Other assets	129,896	119,202
Total assets	$2,121,304	$2,138,518

Liabilities and Shareholders’ Equity
Short-term financing	$501,846	$446,190
Senior notes	175,000	175,000
Payables:
Customers	47,391	37,364
Brokers, dealers and clearing organizations	132,268	48,131
Securities sold under agreements to repurchase	33,731	45,319
Financial instruments and other inventory positions sold, but not yet purchased	211,012	239,155
Accrued compensation	137,708	251,638
Other liabilities and accrued expenses	55,089	62,901
Total liabilities	1,294,045	1,305,698

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at June 30, 2016 and December 31, 2015;
Shares issued: 19,534,376 at June 30, 2016 and 19,510,858 at December 31, 2015;
Shares outstanding: 12,425,069 at June 30, 2016 and 13,311,016 at December 31, 2015	195	195
Additional paid-in capital	775,632	752,066
Retained earnings	283,515	279,140
Less common stock held in treasury, at cost: 7,109,307 at June 30, 2016 and 6,199,842 shares at December 31, 2015	(282,886)	(247,553)
Accumulated other comprehensive loss	(1,445)	(189)
Total common shareholders’ equity	775,011	783,659

Noncontrolling interests	52,248	49,161
Total shareholders’ equity	827,259	832,820

Total liabilities and shareholders’ equity	$2,121,304	$2,138,518
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2016	2015	2016	2015
Revenues:
Investment banking	$97,414	$106,069	$201,352	$193,146
Institutional brokerage	48,185	36,661	80,234	72,697
Asset management	14,595	19,257	28,443	39,779
Interest	7,922	11,422	16,751	23,627
Investment income/(loss)	8,276	(3,299)	9,213	9,292

Total revenues	176,392	170,110	335,993	338,541

Interest expense	5,909	6,044	11,954	12,604

Net revenues	170,483	164,066	324,039	325,937

Non-interest expenses:
Compensation and benefits	117,148	103,554	221,584	199,411
Outside services	10,184	8,885	18,635	17,069
Occupancy and equipment	8,850	6,983	16,568	13,766
Communications	7,294	5,088	14,624	11,416
Marketing and business development	9,171	7,239	16,175	14,221
Trade execution and clearance	1,916	1,977	3,678	3,974
Restructuring and integration costs	3,433	—	10,206	—
Intangible asset amortization expense	4,094	1,773	7,390	3,546
Other operating expenses	1,884	2,708	5,228	5,383

Total non-interest expenses	163,974	138,207	314,088	268,786

Income before income tax expense	6,509	25,859	9,951	57,151

Income tax expense	1,996	9,542	2,252	19,032

Net income	4,513	16,317	7,699	38,119

Net income/(loss) applicable to noncontrolling interests	2,575	(682)	3,324	4,148

Net income applicable to Piper Jaffray Companies	$1,938	$16,999	$4,375	$33,971

Net income applicable to Piper Jaffray Companies’ common shareholders	$1,577	$15,699	$3,685	$31,513

Earnings per common share
Basic	$0.12	$1.08	$0.28	$2.12
Diluted	$0.12	$1.08	$0.28	$2.11

Weighted average number of common shares outstanding
Basic	12,927	14,487	13,043	14,888
Diluted	12,942	14,513	13,056	14,920

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2016	2015	2016	2015
Net income	$4,513	$16,317	$7,699	$38,119

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(853)	501	(1,256)	26

Comprehensive income	3,660	16,818	6,443	38,145

Comprehensive income/(loss) applicable to noncontrolling interests	2,575	(682)	3,324	4,148

Comprehensive income applicable to Piper Jaffray Companies	$1,085	$17,500	$3,119	$33,997

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2016	2015

Operating Activities:
Net income	$7,699	$38,119
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	3,088	2,440
Deferred income taxes	8,184	5,041
Stock-based and deferred compensation	25,884	22,733
Amortization of intangible assets	7,390	3,546
Amortization of forgivable loans	4,567	2,663
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	38,994	(7,016)
Receivables:
Customers	(9,071)	(29,997)
Brokers, dealers and clearing organizations	47,311	(5,602)
Securities purchased under agreements to resell	(5,490)	125,023
Net financial instruments and other inventory positions owned	(5,425)	(97,495)
Investments	(7,685)	(39,200)
Other assets	(20,771)	(23,546)
Increase/(decrease) in operating liabilities:
Payables:
Customers	10,027	18,060
Brokers, dealers and clearing organizations	84,137	70,020
Securities sold under agreements to repurchase	(6,086)	—
Accrued compensation	(105,857)	(82,669)
Other liabilities and accrued expenses	(15,547)	(2,315)

Net cash provided by/(used in) operating activities	61,349	(195)

Investing Activities:
Business acquisitions, net of cash acquired	(71,019)	—
Repayment of note receivable	—	1,500
Purchases of fixed assets, net	(4,245)	(3,544)

Net cash used in investing activities	(75,264)	(2,044)

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Cash Flows – Continued
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2016	2015

Financing Activities:
Increase in short-term financing	$55,656	$122,646
Decrease in securities sold under agreements to repurchase	(5,502)	(34,510)
Increase in noncontrolling interests	9,178	10,329
Repurchase of common stock	(62,142)	(105,335)
Excess/(reduced) tax benefit from stock-based compensation	(113)	5,723
Proceeds from stock option exercises	82	1,722

Net cash provided by/(used in) financing activities	(2,841)	575

Currency adjustment:
Effect of exchange rate changes on cash	(910)	(106)

Net decrease in cash and cash equivalents	(17,666)	(1,770)

Cash and cash equivalents at beginning of period	189,910	15,867

Cash and cash equivalents at end of period	$172,244	$14,097

Supplemental disclosure of cash flow information –
Cash paid during the period for:
Interest	$12,361	$13,907
Income taxes	$21,559	$21,907

Non-cash investing activities –
Issuance of common stock related to the acquisition of Simmons & Company International:
25,525 shares for the six months ended June 30, 2016	$1,074	$—

Non-cash financing activities –
Issuance of restricted common stock for annual equity award:
843,889 shares and 550,650 shares for the six months ended June 30, 2016 and 2015, respectively	$35,089	$30,429

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

Capital Markets

The Capital Markets segment provides institutional sales, trading and research services and investment banking services. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Investment banking services include management of and participation in underwritings, financial advisory services and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Also, the Company generates revenue through strategic trading and investing activities, which focus on investments in municipal bonds, mortgage-backed securities, U.S. government agency securities, and merchant banking activities involving equity or debt investments in late stage private companies. The Company has created alternative asset management funds in energy, merchant banking and senior living in order to invest firm capital and to manage capital from outside investors. The Company receives management and performance fees for managing these funds.

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

Stock-Based Compensation

In March 2016, the FASB issued ASU No. 2016-09, "Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 makes targeted amendments to the accounting for share-based payments to employees. Under ASU 2016-09, entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled, rather than as additional paid-in capital. ASU 2016-09 also amends the guidance regarding the employer’s statutory income tax withholding requirements and allows an entity to make an accounting policy election for forfeitures. The guidance is effective on a prospective basis for annual and interim periods beginning after December 15, 2016. As of June 30, 2016, the Company had $6.9 million of excess tax benefits recorded as additional paid-in capital, which will remain in additional paid-in capital upon adoption. The adoption of ASU 2016-09 will impact the Company's 2017 results of operations as all income tax effects of awards that vest or are settled will be recognized in the income statement as opposed to additional paid-in capital.

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). The new guidance requires an entity to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts as opposed to delaying recognition until the loss was probable of occurring. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is evaluating the impact of the new guidance on its consolidated financial statements.

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

Simmons & Company International

On February 26, 2016, the Company completed the purchase of Simmons & Company International ("Simmons"), an employee-owned investment bank and broker dealer focused on the energy industry. The economic value of the acquisition was approximately $140.0 million and was completed pursuant to the Securities Purchase Agreement dated November 16, 2015, as amended. The acquisition of Simmons expands the Company's equity investment banking business into the energy sector and grows its advisory business.

The Company acquired net assets with a fair value of $119.3 million as described below. As part of the purchase price, the Company issued 1,149,340 restricted shares valued at $48.2 million as equity consideration on the acquisition date. These restricted shares cliff vest after three years, and the employees must fulfill service requirements in exchange for the rights to the shares. Compensation expense will be amortized on a straight-line basis over the requisite service period of one or three years (a weighted average service period of 2.7 years). The fair value of the restricted stock was determined using the market price of the Company's common stock on the date of the acquisition.

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

The Company recorded $72.8 million of goodwill on the consolidated statements of financial condition, of which $62.6 million is expected to be deductible for income tax purposes. The final goodwill recorded on the Company's consolidated statements of financial condition may differ from that reflected herein as a result of measurement period adjustments. In management's opinion, the goodwill represents the reputation and operating expertise of Simmons.

Identifiable intangible assets purchased by the Company consisted of customer relationships and the Simmons trade name with acquisition-date fair values currently estimated to be $13.8 million and $0.8 million, respectively. The Company anticipates finalizing the fair value of Simmons intangible assets in the third quarter of 2016. Transaction costs of $0.9 million were incurred for the six months ended June 30, 2016, and are included in restructuring and integration costs on the consolidated statements of operations.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition:

(Dollars in thousands)
Assets:
Cash and cash equivalents	$47,201
Receivables:
Customers	1,812
Fixed assets	1,868
Goodwill	72,778
Intangible assets	14,597
Investments	980
Other assets	3,259
Total assets acquired	142,495

Liabilities:
Accrued compensation	15,387
Other liabilities and accrued expenses	7,814
Total liabilities assumed	23,201

Net assets acquired	$119,294

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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(Dollars in thousands)	2015	2016	2015
Net revenues	$189,499	$331,836	$377,481
Net income applicable to Piper Jaffray Companies	16,581	1,716	32,071

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 4 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$5,329	$9,505
Convertible securities	261	18,460
Fixed income securities	27,449	48,654
Municipal securities:
Taxable securities	95,433	111,591
Tax-exempt securities	529,245	416,966
Short-term securities	55,488	33,068
Mortgage-backed securities	58,042	121,794
U.S. government agency securities	153,079	188,140
U.S. government securities	4,158	7,729
Derivative contracts	39,732	35,027
Total financial instruments and other inventory positions owned	968,216	990,934

Less noncontrolling interests (1)	(59,315)	(43,397)
	$908,901	$947,537

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$1,562	$15,740
Fixed income securities	26,112	39,909
U.S. government agency securities	10,522	21,267
U.S. government securities	165,668	159,037
Derivative contracts	7,148	3,202
Total financial instruments and other inventory positions sold, but not yet purchased	211,012	239,155

Less noncontrolling interests (2)	(6,348)	(4,586)
	$204,664	$234,569

(1)
Noncontrolling interests attributable to third party ownership in a consolidated municipal bond fund consist of $9.4 million and $7.5 million of taxable municipal securities, $48.8 million and $35.1 million of tax-exempt municipal securities, and $1.1 million and $0.8 million of derivative contracts as of June 30, 2016 and December 31, 2015, respectively.

(2)	Noncontrolling interests attributable to third party ownership in a consolidated municipal bond fund consist of U.S. government securities as of June 30, 2016 and December 31, 2015.

At June 30, 2016 and December 31, 2015, financial instruments and other inventory positions owned in the amount of $630.4 million and $707.4 million, respectively, had been pledged as collateral for short-term financings and repurchase agreements.

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

	June 30, 2016			December 31, 2015
(Dollars in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$461,019	$441,088	$3,802,430	$406,888	$386,284	$4,392,440
Trading securities	18	16,701	318,850	—	7,685	290,600
Credit default swap index
Trading securities	—	1,024	66,000	5,411	530	94,270
Futures and equity options
Trading securities	61	—	19,724	164	149	2,345,037
	$461,098	$458,813	$4,207,004	$412,463	$394,648	$7,122,347

(1)	Derivative assets are included within financial instruments and other inventory positions owned on the consolidated statements of financial condition.

(2)	Derivative liabilities are included within financial instruments and other inventory positions sold, but not yet purchased on the consolidated statements of financial condition.

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

		Three Months Ended		Six Months Ended
(Dollars in thousands)		June 30,		June 30,
Derivative Category	Operations Category	2016	2015	2016	2015
Interest rate derivative contract	Investment banking	$(880)	$(479)	$(2,052)	$(999)
Interest rate derivative contract	Institutional brokerage	(9,363)	11,877	(7,619)	12,556
Credit default swap index contract	Institutional brokerage	3,495	8,038	3,884	12,645
Futures and equity option derivative contracts	Institutional brokerage	119	18	148	53
		$(6,629)	$19,454	$(5,639)	$24,255

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company’s financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company’s derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of June 30, 2016, the Company had $30.3 million of uncollateralized credit exposure with these counterparties (notional contract amount of $185.2 million), including $22.0 million of uncollateralized credit exposure with one counterparty.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

U.S. government agency securities – U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities and are categorized as Level II. Mortgage bonds include bonds secured by mortgages, mortgage pass-through securities, agency collateralized mortgage-obligation (“CMO”) securities and agency interest-only securities. Mortgage pass-through securities, CMO securities and interest-only securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore are generally categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields on spreads over U.S. treasury securities, or models based upon prepayment expectations. These securities are categorized as Level II.

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

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking and other investments at inception to reflect economic events in earnings on a timely basis. Merchant banking and other equity investments of $18.1 million and $19.7 million, included within investments on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets at June 30, 2016 and December 31, 2015, respectively. The realized and unrealized net gains from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were $0.2 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level III financial instruments as of June 30, 2016:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	Discounted cash flow	Expected recovery rate (% of par) (2)	5 - 60%	19.4%
Short-term securities	Discounted cash flow	Expected recovery rate (% of par) (2)	66 - 94%	91.0%
Mortgage-backed securities:
Collateralized by residential mortgages	Discounted cash flow	Credit default rates (3)	1 - 7%	3.7%
		Prepayment rates (4)	2 - 25%	9.3%
		Loss severity (3)	0 - 90%	52.2%
		Valuation yields (3)	2 - 8%	5.3%
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (1)	16.8 bps	16.8 bps
Investments at fair value:
Equity securities in private companies	Market approach	Revenue multiple (2)	2 - 7 times	4.2 times
		EBITDA multiple (2)	10 - 12 times	10.4 times

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	3 - 35 bps	16.4 bps
Sensitivity of the fair value to changes in unobservable inputs:

(1)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly lower/(higher) fair value measurement.

(2)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly higher/(lower) fair value measurement.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company’s financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of June 30, 2016:

					Counterparty
					and Cash
					Collateral
(Dollars in thousands)	Level I	Level II	Level III		Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$3,553	$1,776	$—		$—	$5,329
Convertible securities	—	261	—		—	261
Fixed income securities	—	27,449	—		—	27,449
Municipal securities:
Taxable securities	—	95,433	—		—	95,433
Tax-exempt securities	—	528,068	1,177		—	529,245
Short-term securities	—	54,740	748		—	55,488
Mortgage-backed securities	—	1,989	56,053		—	58,042
U.S. government agency securities	—	153,079	—		—	153,079
U.S. government securities	4,158	—	—		—	4,158
Derivative contracts	61	461,019	18		(421,366)	39,732
Total financial instruments and other inventory positions owned	7,772	1,323,814	57,996		(421,366)	968,216

Cash equivalents	94,136	—	—		—	94,136

Investments at fair value	33,889	—	116,405	(2)	—	150,294
Total assets	$135,797	$1,323,814	$174,401		$(421,366)	$1,212,646

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$277	$1,285	$—		$—	$1,562
Fixed income securities	—	26,112	—		—	26,112
U.S. government agency securities	—	10,522	—		—	10,522
U.S. government securities	165,668	—	—		—	165,668
Derivative contracts	—	444,028	14,785		(451,665)	7,148
Total financial instruments and other inventory positions sold, but not yet purchased	$165,945	$481,947	$14,785		$(451,665)	$211,012

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

(2)	Noncontrolling interests of $36.7 million are attributable to third party ownership in a consolidated merchant banking fund.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company’s financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2015:

					Counterparty
					and Cash
					Collateral
(Dollars in thousands)	Level I	Level II	Level III		Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$7,569	$1,936	$—		$—	$9,505
Convertible securities	—	18,460	—		—	18,460
Fixed income securities	—	48,654	—		—	48,654
Municipal securities:
Taxable securities	—	105,775	5,816		—	111,591
Tax-exempt securities	—	415,789	1,177		—	416,966
Short-term securities	—	32,348	720		—	33,068
Mortgage-backed securities	—	670	121,124		—	121,794
U.S. government agency securities	—	188,140	—		—	188,140
U.S. government securities	7,729	—	—		—	7,729
Derivative contracts	164	412,299	—		(377,436)	35,027
Total financial instruments and other inventory positions owned	15,462	1,224,071	128,837		(377,436)	990,934

Cash equivalents	130,138	—	—		—	130,138

Investments at fair value	34,874	—	107,907	(2)	—	142,781
Total assets	$180,474	$1,224,071	$236,744		$(377,436)	$1,263,853

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$13,489	$2,251	$—		$—	$15,740
Fixed income securities	—	39,909	—		—	39,909
U.S. government agency securities	—	21,267	—		—	21,267
U.S. government securities	159,037	—	—		—	159,037
Derivative contracts	149	387,351	7,148		(391,446)	3,202
Total financial instruments and other inventory positions sold, but not yet purchased	$172,675	$450,778	$7,148		$(391,446)	$239,155

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

(2)	Noncontrolling interests of $40.1 million are attributable to third party ownership in a consolidated merchant banking fund and private investment vehicles.

The Company’s Level III assets were $174.4 million and $236.7 million, or 14.4 percent and 18.7 percent of financial instruments measured at fair value at June 30, 2016 and December 31, 2015, respectively. The value of transfers between levels are recognized at the beginning of the reporting period. There were $14.3 million of transfers of financial assets out of Level III for the six months ended June 30, 2016, of which $9.1 million primarily related to the deconsolidation of certain investment partnerships as discussed in Note 2, and $5.2 million related to taxable municipal securities for which valuation inputs became observable. There were no other significant transfers between Level I, Level II or Level III for the three and six months ended June 30, 2016.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	March 31,			Transfers	Transfers	gains/	gains/	June 30,	June 30,
(Dollars in thousands)	2016	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2016	2016 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$1,177	$—	$—	$—	$—	$—	$—	$1,177	$—
Short-term securities	748	—	—	—	—	—	—	748	—
Mortgage-backed securities	117,891	—	(62,693)	—	—	778	77	56,053	253
Derivative contracts	5	246	—	—	—	(246)	13	18	18
Total financial instruments and other inventory positions owned	119,821	246	(62,693)	—	—	532	90	57,996	271

Investments at fair value	109,498	2,521	—	—	—	—	4,386	116,405	4,386
Total assets	$229,319	$2,767	$(62,693)	$—	$—	$532	$4,476	$174,401	$4,657

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$5,408	$(6,457)	$—	$—	$—	$6,457	$9,377	$14,785	$13,173
Total financial instruments and other inventory positions sold, but not yet purchased	$5,408	$(6,457)	$—	$—	$—	$6,457	$9,377	$14,785	$13,173

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	March 31,			Transfers	Transfers	gains/	gains/	June 30,	June 30,
(Dollars in thousands)	2015	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2015	2015 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$1,176	$—	$—	$—	$—	$—	$10	$1,186	$10
Short-term securities	720	—	—	—	—	—	—	720	—
Mortgage-backed securities	147,877	99,944	(120,354)	—	—	1,464	468	129,399	468
Derivative contracts	1,222	—	(2,947)	—	—	2,947	4,087	5,309	5,062
Total financial instruments and other inventory positions owned	150,995	99,944	(123,301)	—	—	4,411	4,565	136,614	5,540

Investments at fair value	87,468	7,900	—	—	—	—	(1,172)	94,196	(1,172)
Total assets	$238,463	$107,844	$(123,301)	$—	$—	$4,411	$3,393	$230,810	$4,368

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$8,226	$(4,839)	$535	$—	$—	$4,304	$(7,791)	$435	$435
Total financial instruments and other inventory positions sold, but not yet purchased	$8,226	$(4,839)	$535	$—	$—	$4,304	$(7,791)	$435	$435

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	June 30,	June 30,
(Dollars in thousands)	2015	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2016	2016 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Taxable securities	$5,816	$—	$(611)	$—	$(5,216)	$11	$—	$—	$—
Tax-exempt securities	1,177	—	—	—	—	—	—	1,177	—
Short-term securities	720	—	—	—	—	—	28	748	28
Mortgage-backed securities	121,124	26,519	(89,907)	—	—	1,845	(3,528)	56,053	153
Derivative contracts	—	246	—	—	—	(246)	18	18	18
Total financial instruments and other inventory positions owned	128,837	26,765	(90,518)	—	(5,216)	1,610	(3,482)	57,996	199

Investments at fair value	107,907	10,842	—	—	(9,088)	—	6,744	116,405	6,744
Total assets	$236,744	$37,607	$(90,518)	$—	$(14,304)	$1,610	$3,262	$174,401	$6,943

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$7,148	$(15,599)	$—	$—	$—	$15,599	$7,637	$14,785	$14,785
Total financial instruments and other inventory positions sold, but not yet purchased	$7,148	$(15,599)	$—	$—	$—	$15,599	$7,637	$14,785	$14,785

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	June 30,	June 30,
(Dollars in thousands)	2014	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2015	2015 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$1,186	$—	$—	$—	$—	$—	$—	$1,186	$—
Short-term securities	720	—	—	—	—	—	—	720	—
Mortgage-backed securities	124,749	219,769	(219,301)	—	—	3,954	228	129,399	1,113
Derivative contracts	140	520	(2,947)	—	—	2,427	5,169	5,309	5,309
Total financial instruments and other inventory positions owned	126,795	220,289	(222,248)	—	—	6,381	5,397	136,614	6,422

Investments at fair value	74,165	7,900	(182)	—	—	182	12,131	94,196	12,131
Total assets	$200,960	$228,189	$(222,430)	$—	$—	$6,563	$17,528	$230,810	$18,553

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$7,822	$(10,653)	$535	$—	$—	$10,118	$(7,387)	$435	$435
Total financial instruments and other inventory positions sold, but not yet purchased	$7,822	$(10,653)	$535	$—	$—	$10,118	$(7,387)	$435	$435

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

Consolidated VIEs

The Company’s consolidated VIEs at June 30, 2016 include certain alternative asset management funds in which the Company has an investment and as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds. Prior to the adoption of ASU 2015-02, these entities lacked the characteristics of a VIE and were consolidated as voting interest entities.

The following table presents information about the carrying value of the assets and liabilities of the VIEs which are consolidated by the Company and included on the consolidated statements of financial condition at June 30, 2016. The assets can only be used to settle the liabilities of the respective VIE, and the creditors of the VIEs do not have recourse to the general credit of the Company. The assets and liabilities are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

Alternative Asset
(Dollars in thousands)	Management Funds
Assets:
Receivables from brokers, dealers and clearing organizations	$13,594
Financial instruments and other inventory positions owned and pledged as collateral	383,697
Investments	95,971
Other assets	9,554
Total assets	$502,816

Liabilities:
Short-term financing	$238,413
Payables to brokers, dealers and clearing organizations	63,621
Financial instruments and other inventory positions sold, but not yet purchased	41,064
Other liabilities and accrued expenses	3,610
Total liabilities	$346,708

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Nonconsolidated VIEs

The Company determined it is not the primary beneficiary of certain VIEs and accordingly does not consolidate them. These VIEs had net assets approximating $0.9 billion and $0.4 billion at June 30, 2016 and December 31, 2015, respectively. The Company’s exposure to loss from these VIEs is $9.6 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at June 30, 2016. The Company had no liabilities related to these VIEs at June 30, 2016 and December 31, 2015, respectively. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of June 30, 2016.

Note 7 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Receivable arising from unsettled securities transactions	$13,594	$62,105
Deposits paid for securities borrowed	26,446	47,508
Receivable from clearing organizations	8,074	3,155
Deposits with clearing organizations	43,143	27,019
Securities failed to deliver	2,710	2,100
Other	6,671	6,062
Total receivables from brokers, dealers and clearing organizations	$100,638	$147,949

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Payable arising from unsettled securities transactions	$117,571	$34,445
Payable to clearing organizations	8,286	3,115
Securities failed to receive	1,853	4,468
Other	4,558	6,103
Total payable to brokers, dealers and clearing organizations	$132,268	$48,131

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

In the normal course of business, the Company obtains securities purchased under agreements to resell, securities borrowed and margin agreements on terms that permit it to repledge or resell the securities to others, typically pursuant to repurchase agreements. The Company obtained securities with a fair value of approximately $175.1 million and $185.8 million at June 30, 2016 and December 31, 2015, respectively, of which $163.2 million and $175.8 million, respectively, had been pledged or otherwise transferred to satisfy its commitments under financial instruments and other inventory positions sold, but not yet purchased.

The following is a summary of the Company’s securities sold under agreements to repurchase ("Repurchase Liabilities"), the fair market value of collateral pledged and the interest rate charged by the Company’s counterparty, which is based on LIBOR plus an applicable margin, as of June 30, 2016:

	Repurchase	Fair Market
(Dollars in thousands)	Liabilities	Value	Interest Rate
Term up to 30 day maturities:
Mortgage-backed securities	$21,767	$31,291	2.21 - 2.48%
On demand maturities:
U.S. government securities	11,964	11,724	0.20%
	$33,731	$43,015

Reverse repurchase agreements, repurchase agreements and securities borrowed and loaned are reported on a net basis by counterparty when a legal right of offset exists. There were no gross amounts offset on the consolidated statements of financial condition for reverse repurchase agreements, securities borrowed or repurchase agreements at June 30, 2016 and December 31, 2015, respectively, as a legal right of offset did not exist. The Company had no outstanding securities lending arrangements as of June 30, 2016 or December 31, 2015. See Note 4 for information related to the Company's offsetting of derivative contracts.

Note 9 Investments

The Company’s investments include investments in private companies and partnerships, registered mutual funds, warrants of public and private companies and private company debt.

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Investments at fair value	$150,294	$142,781
Investments at cost	2,512	3,299
Investments accounted for under the equity method	10,514	17,781
Total investments	163,320	163,861

Less investments attributable to noncontrolling interests (1)	(36,707)	(40,069)
	$126,613	$123,792

(1)	Noncontrolling interests are attributable to third party ownership in a consolidated merchant banking fund.

At June 30, 2016, investments carried on a cost basis had an estimated fair market value of $4.4 million. Because valuation estimates were based upon management’s judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 10 Other Assets

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Net deferred income tax assets	$58,626	$66,810
Fee receivables	16,711	18,362
Accrued interest receivables	5,578	6,145
Forgivable loans, net	11,698	10,234
Income tax receivables	12,610	—
Prepaid expenses	6,609	6,161
Other	18,064	11,490
Total other assets	$129,896	$119,202

Note 11 Goodwill and Intangible Assets

	Capital	Asset
(Dollars in thousands)	Markets	Management	Total
Goodwill
Balance at December 31, 2015	$21,132	$196,844	$217,976
Goodwill acquired	72,764	—	72,764
Balance at June 30, 2016	$93,896	$196,844	$290,740

Intangible assets
Balance at December 31, 2015	$8,256	$22,274	$30,530
Intangible assets acquired	14,611	—	14,611
Amortization of intangible assets	(4,616)	(2,774)	(7,390)
Balance at June 30, 2016	$18,251	$19,500	$37,751

The addition of goodwill and intangible assets during the six months ended June 30, 2016 related to the acquisition of Simmons, as discussed in Note 3. Management identified $14.6 million of intangible assets, consisting of customer relationships ($13.8 million) and the Simmons trade name ($0.8 million), which will be amortized over a weighted average life of 2.0 years and 5.0 years, respectively.

The following table summarizes the future aggregate amortization expense of the Company's intangible assets with determinable lives for the years ended:

(Dollars in thousands)
Remainder of 2016	$8,086
2017	12,183
2018	6,516
2019	6,009
2020	1,427
Thereafter	670
Total	$34,891

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 12 Short-Term Financing

	Outstanding Balance		Weighted Average Interest Rate
	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands)	2016	2015	2016	2015
Commercial paper (secured)	$263,433	$276,894	1.99%	1.74%
Prime broker arrangement	238,413	169,296	1.21%	1.07%
Total short-term financing	$501,846	$446,190

The Company issues secured commercial paper to fund a portion of its securities inventory. The commercial paper notes (“CP Notes”) can be issued with maturities of 27 days to 270 days from the date of issuance. The CP Notes are issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and are secured by different inventory classes. As of June 30, 2016, the weighted average maturity of CP Series A, CP Series II A and CP Series III A was 81 days, 29 days and 12 days, respectively. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin. CP Series III A includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain excess net capital of $120 million.

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

The Company’s committed short-term bank line financing at June 30, 2016 consisted of a one-year $250 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2015. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 17, 2016. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At June 30, 2016, the Company had no advances against this line of credit.

The Company’s uncommitted secured lines at June 30, 2016 totaled $185 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company’s uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. At June 30, 2016, the Company had no advances against these lines of credit.

Note 13 Senior Notes

The Company has entered into variable and fixed rate senior notes with certain entities advised by Pacific Investment Management Company ("PIMCO"). The following table presents the outstanding balance by note class at June 30, 2016 and December 31, 2015, respectively.

	Outstanding Balance
	June 30,	December 31,
(Dollars in thousands)	2016	2015
Class A Notes	$50,000	$50,000
Class C Notes	125,000	125,000
Total senior notes	$175,000	$175,000

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

The Second Amended and Restated Note Purchase Agreement includes customary events of default and covenants that, among other things, require the Company to maintain a minimum consolidated tangible net worth and regulatory net capital, limit the Company's leverage ratio and require the Company to maintain a minimum ratio of operating cash flow to fixed charges. With respect to the net capital covenant, the Company's U.S. broker dealer subsidiary is required to maintain minimum net capital of $120 million. At June 30, 2016, the Company was in compliance with all covenants.

The senior notes are recorded at amortized cost. As of June 30, 2016, the carrying value of the variable rate Class A Notes approximated fair value. As of June 30, 2016, the fair value of the fixed rate Class C Notes was approximately $128.2 million.

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

Several class action complaints were brought on behalf of a purported class of state, local and municipal government entities in connection with the bidding or sale of municipal investment contracts and municipal derivative products. The complaints, which were consolidated into a single nationwide class action entitled In re Municipal Derivatives Antitrust Litigation, MDL No. 1950 (Master Docket No. 08-2516), alleged antitrust violations and are pending in the U.S. District Court for the Southern District of New York under the multi-district litigation rules. The consolidated complaint sought unspecified treble damages under Section 1 of the Sherman Act. Piper Jaffray entered into a settlement agreement with respect to In re Municipal Derivatives Antitrust Litigation in the amount of $9.8 million in the third quarter of 2015. This settlement received final court approval from the U.S. District Court for the Southern District of New York in the second quarter of 2016.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Operating Lease Commitments

The Company leases office space throughout the United States and in a limited number of foreign countries where the Company’s international operations reside. Aggregate minimum lease commitments under operating leases as of June 30, 2016 are as follows:

(Dollars in thousands)
Remainder of 2016	$7,927
2017	14,206
2018	13,144
2019	11,495
2020	10,996
Thereafter	26,707
$84,475

Note 15 Restructuring

The Company incurred the following pre-tax restructuring charges within the Capital Markets segment primarily in conjunction with the Simmons acquisition discussed in Note 3.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(Dollars in thousands)	2016	2016
Severance, benefits and outplacement costs	$1,207	$6,608
Vacated redundant leased office space	1,320	1,320
Contract termination costs	422	1,026
Total pre-tax restructuring charges	$2,949	$8,954

Note 16 Shareholders’ Equity

Share Repurchases

Effective August 14, 2015, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2017. During the six months ended June 30, 2016, the Company repurchased 1,351,015 shares at an average price of $38.76 per share for an aggregate purchase price of $52.4 million related to this authorization. The Company has $79.2 million remaining under this authorization.

The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. The Company purchased 233,431 shares and 249,156 shares, or $9.8 million and $13.2 million of the Company’s common stock for this purpose during the six months ended June 30, 2016 and 2015, respectively.

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 17. During the six months ended June 30, 2016 and 2015, the Company issued 674,981 shares and 442,165 shares, respectively, related to these obligations.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders’ proportionate share of the equity in a merchant banking fund of $38.4 million, a municipal bond fund with employee investors of $8.7 million and a senior living fund aggregating $5.1 million as of June 30, 2016. As of December 31, 2015, noncontrolling interests included the minority equity holders’ proportionate share of the equity in a merchant banking fund of $31.8 million, a municipal bond fund with employee investors of $7.0 million and private investment vehicles aggregating $10.4 million.

Ownership interests in entities held by parties other than the Company’s common shareholders are presented as noncontrolling interests within shareholders’ equity, separate from the Company’s own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company’s common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the six months ended June 30, 2016 and 2015, respectively.

The following table presents the changes in shareholders' equity for the six months ended June 30, 2016:

	Common	Common		Total
	Shares	Shareholders’	Noncontrolling	Shareholders’
(Amounts in thousands, except share amounts)	Outstanding	Equity	Interests	Equity
Balance at December 31, 2015	13,311,016	$783,659	$49,161	$832,820
Net income	—	4,375	3,324	7,699
Amortization/issuance of restricted stock (1)	—	49,502	—	49,502
Issuance of treasury shares for options exercised	2,000	82	—	82
Issuance of treasury shares for restricted stock vestings	672,981	—	—	—
Repurchase of common stock through share repurchase program	(1,351,015)	(52,370)	—	(52,370)
Repurchase of common stock for employee tax withholding	(233,431)	(9,772)	—	(9,772)
Reduced tax benefit from stock-based compensation	—	(113)	—	(113)
Shares reserved/issued for director compensation	23,518	904	—	904
Other comprehensive loss	—	(1,256)	—	(1,256)
Deconsolidation of investment partnerships (2)	—	—	(9,415)	(9,415)
Fund capital contributions, net	—	—	9,178	9,178
Balance at June 30, 2016	12,425,069	$775,011	$52,248	$827,259

(1)	Includes amortization of restricted stock as part of deal consideration. See Note 3 for further discussion.

(2)	The Company deconsolidated certain investment partnerships upon adoption of ASU 2015-02. See Note 2 for further discussion.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 17 Compensation Plans

Stock-Based Compensation Plans

The Company maintains two stock-based compensation plans, the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (the "Incentive Plan") and the 2016 Employment Inducement Award Plan (the "Inducement Plan"). The Company’s equity awards are recognized on the consolidated statements of operations at grant date fair value over the service period of the award, net of estimated forfeitures.

The following table provides a summary of the Company’s outstanding equity awards (in shares or units) as of June 30, 2016:

Incentive Plan
Restricted Stock
Annual grants	1,327,891
Sign-on grants	337,362
1,665,253
Inducement Plan
Restricted Stock	274,430

Total restricted stock related to compensation	1,939,683

Simmons Deal Consideration (1)	1,095,955

Total restricted stock outstanding	3,035,638

Incentive Plan
Restricted Stock Units
Market condition leadership grants	374,460

Incentive Plan
Stock Options	132,788

(1)	The Company issued restricted stock with service conditions as part of deal consideration for Simmons. See Note 3 for further discussion.

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company’s employees and directors for up to 8.2 million shares of common stock (0.8 million shares remained available for future issuance under the Incentive Plan as of June 30, 2016). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.

Restricted Stock Awards

Restricted stock grants are valued at the market price of the Company’s common stock on the date of grant and are amortized over the requisite service period. The Company grants shares of restricted stock to employees as part of year-end compensation (“Annual Grants”) and upon initial hiring or as a retention award (“Sign-on Grants”).

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

Up to 50 percent of the award can be earned based on the Company’s total shareholder return relative to members of a predetermined peer group and up to 50 percent of the award can be earned based on the Company’s total shareholder return. The fair value of the awards on the grant date was determined using a Monte Carlo simulation with the following assumptions:

	Risk-free	Expected Stock
Grant Year	Interest Rate	Price Volatility
2016	0.98%	34.9%
2015	0.90%	29.8%
2014	0.82%	41.3%

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

Inducement Plan

The Company established the Inducement Plan in conjunction with the acquisition of Simmons. The Company granted $11.6 million (286,776 shares) in restricted stock under the Inducement Plan on May 15, 2016. These shares cliff vest in three years. Inducement Plan awards are amortized as compensation expense on a straight-line basis over the vesting period. Employees forfeit unvested Inducement Plan shares upon termination of employment and a reversal of compensation expense is recorded.

Stock-Based Compensation Activity

The Company recorded compensation expense of $13.7 million and $8.5 million for the three months ended June 30, 2016 and 2015, respectively, and $23.7 million and $22.2 million for the six months ended June 30, 2016 and 2015, respectively, related to employee restricted stock and restricted stock unit awards. Forfeitures were $0.2 million for the three months ended June 30, 2016 and 2015, respectively, and $0.2 million and $0.3 million, for the six months ended June 30, 2016 and 2015, respectively. The tax benefit related to stock-based compensation costs totaled $5.1 million and $3.3 million for the three months ended June 30, 2016 and 2015, respectively, and $8.8 million and $8.7 million for the six months ended June 30, 2016 and 2015, respectively.

The following table summarizes the changes in the Company’s unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2015	1,287,915	$46.20
Granted	2,336,209	41.68
Vested	(546,701)	45.90
Canceled	(41,785)	44.15
June 30, 2016	3,035,638	$42.80

The following table summarizes the changes in the Company’s unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2015	356,242	$22.18
Granted	135,483	19.93
Vested	(117,265)	21.32
Canceled	—	—
June 30, 2016	374,460	$21.63

As of June 30, 2016, there was $64.3 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.6 years.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the Company’s outstanding stock options:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2015	157,201	$50.35	1.6	$—
Granted	—	—
Exercised	(2,000)	41.09
Canceled	—	—
Expired	(22,413)	59.83
June 30, 2016	132,788	$48.88	1.4	$—

Options exercisable at June 30, 2016	132,788	$48.88	1.4	$—

As of June 30, 2016, there was no unrecognized compensation cost related to stock options expected to be recognized over future years. The intrinsic value of options exercised and resulting tax benefit realized were immaterial for the six months ended June 30, 2016. The intrinsic value of options exercised was $0.8 million, and the resulting tax benefit realized was $0.3 million for the six months ended June 30, 2015.

Deferred Compensation Plans

The Company maintains various deferred compensation arrangements for employees.

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a percentage of their base salary, commissions and/or cash bonuses. The deferrals vest immediately and are non-forfeitable. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. Investments in the grantor trust, consisting of mutual funds, totaled $23.0 million and $14.6 million as of June 30, 2016 and December 31, 2015, respectively, and are included in investments on the consolidated statements of financial condition. The compensation deferred by the employees is expensed in the period earned. The deferred compensation liability was $23.1 million and $14.5 million as of June 30, 2016 and December 31, 2015, respectively. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

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

The Company recorded compensation expense of $3.9 million and $5.8 million for the three months ended June 30, 2016 and 2015, respectively, and $7.2 million and $13.9 million for the six months ended June 30, 2016 and 2015, respectively, related to employee MFRS Awards. Total compensation cost includes year-end compensation for MFRS Awards and the amortization of sign-on MFRS Awards, less forfeitures. Forfeitures were immaterial for the three and six months ended June 30, 2016 and 2015, respectively.

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

The computation of earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2016	2015	2016	2015
Net income applicable to Piper Jaffray Companies	$1,938	$16,999	$4,375	$33,971
Earnings allocated to participating securities (1)	(361)	(1,300)	(690)	(2,458)
Net income applicable to Piper Jaffray Companies’ common shareholders (2)	$1,577	$15,699	$3,685	$31,513

Shares for basic and diluted calculations:
Average shares used in basic computation	12,927	14,487	13,043	14,888
Stock options	15	26	13	32
Average shares used in diluted computation	12,942	14,513	13,056	14,920

Earnings per common share:
Basic	$0.12	$1.08	$0.28	$2.12
Diluted	$0.12	$1.08	$0.28	$2.11

(1)
Represents the allocation of earnings to participating securities. Losses are not allocated to participating securities. Participating securities include all of the Company’s unvested restricted shares. The weighted average participating shares outstanding were 2,951,985 and 1,201,359 for the three months ended June 30, 2016 and 2015, respectively, and 2,445,372 and 1,164,338 for the six months ended June 30, 2016 and 2015, respectively.

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

The anti-dilutive effects from stock options were immaterial for the six months ended June 30, 2016 and 2015, respectively.

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

Reportable segment financial results are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015

Capital Markets
Investment banking
Financing
Equities	$16,786	$34,324	$23,352	$70,331
Debt	33,325	27,648	49,297	48,636
Advisory services	48,112	44,020	129,741	74,518
Total investment banking	98,223	105,992	202,390	193,485

Institutional sales and trading
Equities	22,612	20,407	42,281	39,312
Fixed income	28,952	20,482	46,006	41,699
Total institutional sales and trading	51,564	40,889	88,287	81,011

Management and performance fees	1,794	621	2,759	2,028

Investment income	7,451	215	9,537	14,920

Long-term financing expenses	(2,293)	(1,553)	(4,585)	(3,113)

Net revenues	156,739	146,164	298,388	288,331

Operating expenses (1)	152,028	123,687	290,883	239,890

Segment pre-tax operating income	$4,711	$22,477	$7,505	$48,441

Segment pre-tax operating margin	3.0%	15.4%	2.5%	16.8%

Continued on next page

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015

Asset Management
Management and performance fees
Management fees	$12,801	$18,436	$25,684	$37,543
Performance fees	—	200	—	208
Total management and performance fees	12,801	18,636	25,684	37,751

Investment income/(loss)	943	(734)	(33)	(145)

Net revenues	13,744	17,902	25,651	37,606

Operating expenses (1)	11,946	14,520	23,205	28,896

Segment pre-tax operating income	$1,798	$3,382	$2,446	$8,710

Segment pre-tax operating margin	13.1%	18.9%	9.5%	23.2%

Total
Net revenues	$170,483	$164,066	$324,039	$325,937

Operating expenses (1)	163,974	138,207	314,088	268,786

Pre-tax operating income	$6,509	$25,859	$9,951	$57,151

Pre-tax operating margin	3.8%	15.8%	3.1%	17.5%
(1)Operating expenses include intangible asset amortization expense as set forth in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Capital Markets	$2,707	$263	$4,616	$526
Asset Management	1,387	1,510	2,774	3,020
Total intangible asset amortization expense	$4,094	$1,773	$7,390	$3,546

Reportable segment assets are as follows:

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Capital Markets	$1,888,306	$1,870,272
Asset Management	232,998	268,246
	$2,121,304	$2,138,518

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

At June 30, 2016, net capital calculated under the SEC rule was $202.7 million, and exceeded the minimum net capital required under the SEC rule by $201.6 million.

The Company’s committed short-term credit facility and its senior notes include covenants requiring Piper Jaffray to maintain minimum net capital of $120 million. CP Notes issued under CP Series III A include a covenant that requires Piper Jaffray to maintain excess net capital of $120 million.

Piper Jaffray Ltd. and SCIL, broker dealer subsidiaries registered in the United Kingdom, are subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of June 30, 2016, Piper Jaffray Ltd. and SCIL were in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Jaffray Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At June 30, 2016, Piper Jaffray Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Note 21 Income Taxes

For the three months ended June 30, 2016, the Company's effective income tax rate, excluding noncontrolling interests, was 50.7 percent, compared to 36.0 percent for the three months ended June 30, 2015. The effective income tax rate for the three months ended June 30, 2016 was unusually high because the Company recorded a 100 percent valuation allowance against tax benefits generated from net operating losses within SCIL.

The Company's effective income tax rate, excluding noncontrolling interests, for the six months ended June 30, 2016 was 34.0 percent, compared to 35.9 percent for the six months ended June 30, 2015.

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

Over the last twelve months, we have made significant progress on our strategic initiatives, primarily by expanding into new industry sectors within equity capital markets and the expansion of our fixed income middle market sales platform. The following is a summary of our most recent significant activity:

•
As part of our strategy to expand our equity investment banking business into the energy sector and grow our advisory business, on February 26, 2016, we completed the purchase of Simmons & Company International ("Simmons"), an employee-owned investment bank and broker dealer focused on the energy industry.

•	In the second quarter of 2015, we began expanding our equity investment banking business into the financial institutions sector through significant hiring in our Capital Markets segment.

•
On September 30, 2015, we built upon our expansion into the financial institutions sector by acquiring the assets of River Branch Holdings LLC ("River Branch"), an equity investment banking boutique focused on the financial institutions sector. The acquisition further strengthened our mergers and acquisitions leadership in the middle markets and added investment banking resources dedicated to banks, thrifts, and depository institutions.

•
On October 9, 2015, we completed the acquisition of BMO Capital Markets GKST Inc. ("BMO GKST"), a municipal bond sales, trading and origination business of BMO Financial Corp. This acquisition expanded our fixed income institutional sales, trading and underwriting platforms. Additionally, it strengthened our strategic analytic and advisory capabilities.

•
For more information on our acquisitions, see Note 3 of our accompanying unaudited consolidated financial statements included in this report. We incurred $10.2 million of restructuring, integration and transaction costs for the six months ended June 30, 2016 principally related to the Simmons acquisition.

Results for the three and six months ended June 30, 2016

Net income applicable to Piper Jaffray Companies in the second quarter of 2016 was $1.9 million, or $0.12 per diluted common share, compared with $17.0 million, or $1.08 per diluted common share, for the prior-year period. Net revenues for the three months ended June 30, 2016 were $170.5 million, an increase of 3.9 percent from $164.1 million reported in the year-ago period, as higher debt financing and fixed income institutional brokerage revenues and investment income were partially offset by declines in equity financing and asset management revenues. In the second quarter of 2016, compensation and benefits expenses were $117.1 million, an increase of 13.1 percent compared with $103.6 million in the prior-year period, due primarily to higher acquisition-related compensation costs. For the three months ended June 30, 2016, non-compensation expenses were $46.8 million, up 35.1 percent compared with $34.7 million in the second quarter of 2015. Non-compensation expenses in the second quarter of 2016 included restructuring and integration costs, intangible amortization expense and other incremental costs related to our recent acquisitions of Simmons, BMO GKST and River Branch.

For the three months ended June 30, 2016, adjusted net income applicable to Piper Jaffray Companies was $13.9 million(1), or $0.88(1) per diluted common share, compared with $18.6 million(1), or $1.19(1) per diluted common share, for the prior-year period. Adjusted net revenues for the three months ended June 30, 2016 were $167.2 million(1), an increase of 2.0 percent from $163.9 million(1) reported in the year-ago period. Adjusted compensation and benefits expenses were $107.1 million(1) in the second quarter of 2016, an increase of 4.3 percent compared with $102.7 million(1) in the prior-year period. For the three months ended June 30, 2016, adjusted non-compensation expenses were $38.6 million(1), up 20.5 percent from $32.0 million(1) for the three months ended June 30, 2015.

Net income applicable to Piper Jaffray Companies in the first half of 2016 was $4.4 million, or $0.28 per diluted common share, compared with $34.0 million, or $2.11 per diluted common share, for the prior-year period. For the twelve months ended June 30, 2016, we generated a rolling twelve month return on average common shareholders' equity of 2.8 percent, compared with 7.5 percent for the rolling twelve months ended June 30, 2015. Net revenues for the six months ended June 30, 2016 were $324.0 million, down slightly from $325.9 million in the year-ago period, as higher advisory services and institutional brokerage revenues were more than offset by lower equity financing and asset management revenues. Compensation and benefits expenses were $221.6 million in the first half of 2016, up 11.1 percent from $199.4 million in the year-ago period, due to additional compensation expenses associated with our recent acquisitions. For the six months ended June 30, 2016, non-compensation expenses were $92.5 million, an increase of 33.3 percent compared with $69.4 million for the six months ended June 30, 2015, due to higher acquisition-related expenses and higher costs as a result of business expansion.

In the first half of 2016, adjusted net income applicable to Piper Jaffray Companies was $24.5 million(1), or $1.58(1) per diluted common share, compared with $37.5 million(1), or $2.33(1) per diluted common share, for the prior-year period. For the twelve months ended June 30, 2016, we generated an adjusted rolling twelve month return on average common shareholders' equity of 6.7 percent(2), compared with 8.5 percent(2) for rolling twelve months ended June 30, 2015. Adjusted net revenues for the six months ended June 30, 2016 were $319.4 million(1), consistent with $319.6 million(1) reported in the year-ago period. Adjusted compensation and benefits expenses were $208.2 million(1) for the six months ended June 30, 2016, and increase of 5.6 percent compared with $197.3 million(1) in the year-ago period. In the first half of 2016, adjusted non-compensation expenses were $73.6 million(1), up 15.6 percent from $63.7 million(1) for the six months ended June 30, 2015.

(1)	Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2016	2015	2016	2015
Net revenues:
Net revenues – U.S. GAAP basis	$170,483	$164,066	$324,039	$325,937
Adjustments:
Revenue related to noncontrolling interests	(3,295)	(187)	(4,644)	(6,319)
Adjusted net revenues	$167,188	$163,879	$319,395	$319,618

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$117,148	$103,554	$221,584	$199,411
Adjustments:
Compensation from acquisition-related agreements	(10,062)	(904)	(13,368)	(2,155)
Adjusted compensation and benefits	$107,086	$102,650	$208,216	$197,256

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$46,826	$34,653	$92,504	$69,375
Adjustments:
Non-compensation expenses related to noncontrolling interests	(720)	(869)	(1,320)	(2,171)
Restructuring and integration costs	(3,433)	—	(10,206)	—
Amortization of intangible assets related to acquisitions	(4,094)	(1,773)	(7,390)	(3,546)
Adjusted non-compensation expenses	$38,579	$32,011	$73,588	$63,658

Net income applicable to Piper Jaffray Companies:
Net income applicable to Piper Jaffray Companies – U.S. GAAP basis	$1,938	$16,999	$4,375	$33,971
Adjustments:
Compensation from acquisition-related agreements	6,623	552	8,643	1,316
Restructuring and integration costs	2,876	—	7,014	—
Amortization of intangible assets related to acquisitions	2,501	1,083	4,515	2,166
Adjusted net income applicable to Piper Jaffray Companies	$13,938	$18,634	$24,547	$37,453

Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$0.12	$1.08	$0.28	$2.11
Adjustments:
Compensation from acquisition-related agreements	0.42	0.04	0.56	0.08
Restructuring and integration costs	0.18	—	0.45	—
Amortization of intangible assets related to acquisitions	0.16	0.07	0.29	0.13
Adjusted earnings per diluted common share	$0.88	$1.19	$1.58	$2.33

(2)
Adjusted return on average common shareholders' equity is computed by dividing adjusted net income applicable to Piper Jaffray Companies for the last 12 months by average monthly common shareholders' equity. For a detailed explanation of the components of adjusted net income, see "Reconciliation of U.S. GAAP to adjusted non-GAAP financial information" in footnote (1).

External Factors Impacting Our Business

Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Overall market conditions are a product of many factors, which are beyond our control, often unpredictable and at times inherently volatile. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the demand for investment banking services as reflected by the number and size of equity and debt financings and merger and acquisition transactions, the volatility of the equity and fixed income markets, changes in interest rates and credit spreads (especially rapid and extreme changes), overall market liquidity, the level and shape of various yield curves, the volume and value of trading in securities, overall equity valuations, and the demand for active asset management services.

Factors that differentiate our business within the financial services industry may also affect our financial results. For example, our capital markets business focuses on specific industry sectors while serving principally middle-market clientele. If the business environment for our focus sectors is impacted adversely, our business and results of operations will be negatively impacted. In addition, our business, with its specific areas of focus and investment, may not track overall market trends. Given the variability of the capital markets and securities businesses, our earnings may fluctuate significantly from period to period, and results for any individual period should not be considered indicative of future results.

Outlook for the remainder of 2016

We continue to encounter mixed signals relative to the strength of the recovery for the U.S. economy. In 2016, we believe the U.S. economy will continue its sluggish growth pattern. Risks to continued growth include, among other factors, ongoing or accelerating weakness in major international economies, European economic uncertainty following the Brexit vote, and significant geopolitical events (including terrorism), any of which, or in some combination, could adversely impact the rate of growth in the U.S. and could inject volatility into the U.S. equity and debt markets. The 2016 U.S. presidential election also could influence the volatility or direction of markets based on investors’ assessment of the outcome and the overall political outlook in the United States.

Fixed income market conditions were accommodative in the second quarter of 2016 as market-wide municipal issuance volumes were up sequentially from the first quarter of 2016 and our sales and trading volumes increased. Our geographic range and industry expertise drove our strong performance which exceeded the market-wide volume increases. We believe that municipal debt underwriting activity for the second half of 2016 will remain strong as the low interest rate environment is driving both new issue and refinancing activity. Fixed income client trading activity was healthier in the second quarter of 2016 driven by a broader trading platform and a more conducive trading environment; however, periods of interest rate uncertainty may reduce activity in our fixed income institutional brokerage business. We generally anticipate maintaining a conservative bias in managing our inventories and hedging strategies as we assess the quality and direction of the market on an ongoing basis.

The equity markets generally were more constructive in the second quarter of 2016 after a sluggish start to the year. While the level of equity capital raising remains at relatively modest levels, we believe these levels will steadily improve in the second half of the year, absent any episodes of heightened volatility. Higher volatility in the second quarter of 2016 following the Brexit vote benefited our equity sales and trading business; however, sustained market volatility or prolonged market correction may be disruptive to our capital raising activities. Although mergers and acquisition activity levels in our advisory services business subsided in the second quarter of 2016, we believe this business will continue to perform well through the end of 2016 on the strength of our market position and recent investments. Advisory services revenues for any given quarter are impacted by the timing of the deals' closings, which can result in fluctuations in revenues period over period.

Asset management revenues will continue to be affected by broad market trends, in particular, the low interest rate environment. The impact on our asset management business is mixed. Persistently low interest rates attract broad and largely indiscriminate inflows into equities as investors search for yield. This can be seen in low dispersion in the performance of specific stocks as the market substantially is correlated to low rates versus the relative performance of specific stocks or sectors. This phenomenon favors passive investment strategies at the expense of active managers, particularly with respect to managers of U.S. portfolios, and has been challenging for our domestic value products. Conversely, the search for yield has benefited our yield oriented products or products with inherently more risk. While it appears that the current environment will continue to persist, we believe that the U.S. Federal Reserve has signaled its intent to move to a more normalized interest rate environment at the earliest possible opportunity, signals of which would include increasing inflation, faster growth or more stability in international markets. In addition, our investment performance, both absolute and relative, will influence both the total amount of assets under management and the level of net flows into our products.

Results of Operations

Financial Summary for the three months ended June 30, 2016 and June 30, 2015

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	June 30,			June 30,
			2016
(Dollars in thousands)	2016	2015	v2015	2016	2015
Revenues:
Investment banking	$97,414	$106,069	(8.2)%	57.1%	64.7%
Institutional brokerage	48,185	36,661	31.4	28.3	22.3
Asset management	14,595	19,257	(24.2)	8.6	11.7
Interest	7,922	11,422	(30.6)	4.6	7.0
Investment income/(loss)	8,276	(3,299)	(350.9)	4.9	(2.0)
Total revenues	176,392	170,110	3.7	103.5	103.7

Interest expense	5,909	6,044	(2.2)	3.5	3.7

Net revenues	170,483	164,066	3.9	100.0	100.0

Non-interest expenses:
Compensation and benefits	117,148	103,554	13.1	68.7	63.1
Outside services	10,184	8,885	14.6	6.0	5.4
Occupancy and equipment	8,850	6,983	26.7	5.2	4.3
Communications	7,294	5,088	43.4	4.3	3.1
Marketing and business development	9,171	7,239	26.7	5.4	4.4
Trade execution and clearance	1,916	1,977	(3.1)	1.1	1.2
Restructuring and integration costs	3,433	—	N/M	2.0	—
Intangible asset amortization expense	4,094	1,773	130.9	2.4	1.1
Other operating expenses	1,884	2,708	(30.4)	1.1	1.7
Total non-interest expenses	163,974	138,207	18.6	96.2	84.2

Income before income tax expense	6,509	25,859	(74.8)	3.8	15.8

Income tax expense	1,996	9,542	(79.1)	1.2	5.8

Net income	4,513	16,317	(72.3)	2.6	9.9

Net income/(loss) applicable to noncontrolling interests	2,575	(682)	(477.6)	1.5	(0.4)

Net income applicable to Piper Jaffray Companies	$1,938	$16,999	(88.6)%	1.1%	10.4%
N/M – Not meaningful

For the three months ended June 30, 2016, we recorded net income applicable to Piper Jaffray Companies of $1.9 million. Net revenues for the three months ended June 30, 2016 were $170.5 million, a 3.9 percent increase compared to $164.1 million in the year-ago period. In the second quarter of 2016, investment banking revenues were $97.4 million, compared with $106.1 million in the prior-year period, as higher debt financing and advisory services revenues were more than offset by lower equity financing revenues. For the three months ended June 30, 2016, institutional brokerage revenues increased 31.4 percent to $48.2 million, compared with $36.7 million in the second quarter of 2015, due to higher equity and fixed income institutional brokerage revenues. In the second quarter of 2016, asset management fees of $14.6 million were down 24.2 percent compared with $19.3 million in the second quarter of 2015 due primarily to lower management fees from both our value equity and master limited partnership ("MLP") product offerings resulting from decreased assets under management. For the three months ended June 30, 2016, net interest income was $2.0 million, compared with $5.4 million in the prior-year period. The decrease primarily resulted from the liquidation of our municipal bond fund with outside investors in the second half of 2015, and additional interest expense on our senior notes due to an increase in the amount of debt outstanding and a higher cost as we shifted from variable to fixed rate through our refinancing in late 2015. In the second quarter of 2016, investment income was $8.3 million, compared with a loss of $3.3 million in the prior-year period, as we recorded higher gains on our investment and the noncontrolling interests in the merchant banking fund that we manage, as well as gains on the investments in registered funds that we manage and our other firm investments. Non-interest expenses were $164.0 million for the three months ended June 30, 2016, up 18.6 percent compared to $138.2 million in the prior year. The second quarter of 2016 included incremental expenses from our expansion into the energy and financial institutions sectors over the past year, $3.4 million of acquisition-related restructuring and integration costs, and an additional $2.3 million of intangible amortization expense resulting from our recent acquisitions.

Consolidated Non-Interest Expenses

Compensation and Benefits – Compensation and benefits expenses, which are the largest component of our expenses, include salaries, incentive compensation, benefits, stock-based compensation, employment taxes, income associated with the forfeiture of stock-based compensation and other employee costs. A portion of compensation expense is comprised of variable incentive arrangements, including discretionary incentive compensation, the amount of which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits. Other compensation costs, primarily base salaries and benefits, are more fixed in nature. The timing of incentive compensation payments, which generally occur in February, has a greater impact on our cash position and liquidity than is reflected on our consolidated statements of operations. We often use restricted stock with service conditions as a component of our acquisition deal consideration, which increases compensation expense as the awards amortize over the vesting period.

For the three months ended June 30, 2016, compensation and benefits expenses increased to $117.1 million, compared with $103.6 million in the corresponding period of 2015. Compensation and benefits expenses as a percentage of net revenues was 68.7 percent in the second quarter of 2016, compared with 63.1 percent in the second quarter of 2015. The increased compensation ratio was attributable to increased acquisition-related compensation.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses were $10.2 million in the second quarter of 2016, compared with $8.9 million in the corresponding period of 2015. Excluding the portion of expenses from non-controlled equity interests in our consolidated alternative asset management funds, outside services expenses increased 8.0 percent due primarily to higher professional fees.

Occupancy and Equipment – For the three months ended June 30, 2016, occupancy and equipment expenses increased 26.7 percent to $8.9 million, compared with $7.0 million for the three months ended June 30, 2015. The increase was primarily the result of incremental occupancy expenses from business expansion efforts associated with our acquisitions of River Branch and BMO GKST completed during the third and fourth quarters of 2015, respectively, and our acquisition of Simmons completed during the first quarter of 2016.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the three months ended June 30, 2016, communication expenses increased 43.4 percent to $7.3 million, compared with $5.1 million for the three months ended June 30, 2015, due to higher market data services, resulting in part from our financial institutions sector expansion, and additional headcount associated with our acquisitions of River Branch, BMO GKST, and Simmons.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. For the three months ended June 30, 2016, marketing and business development expenses increased 26.7 percent to $9.2 million, compared with $7.2 million in the corresponding period of 2015. The increase was driven by higher travel expenses.

Trade Execution and Clearance – For the three months ended June 30, 2016, trade execution and clearance expenses were $1.9 million, essentially flat compared with the corresponding period of 2015.

Restructuring and Integration Costs – In the second quarter of 2016, we recorded restructuring and acquisition integration costs of $3.4 million primarily related to the acquisition of Simmons. The expenses consisted of $1.3 million for vacated redundant leased office space, $1.2 million of severance, benefits and outplacement costs, $0.5 million of transaction costs, and $0.4 million of contract termination costs.

Intangible Asset Amortization Expense – Intangible asset amortization expense includes the amortization of definite-lived intangible assets consisting of customer relationships and the Simmons trade name. For the three months ended June 30, 2016, intangible asset amortization expense was $4.1 million, compared with $1.8 million in the three months ended June 30, 2015. The increase was due to incremental intangible amortization expense for the acquisitions of River Branch, BMO GKST, and Simmons.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses were $1.9 million in the second quarter of 2016, compared with $2.7 million in the second quarter of 2015. The decrease was primarily due to lower expense related to our charitable giving program driven by our decline in profitability, as well as foreign currency gains recorded in the second quarter of 2016 from our foreign cash accounts.

Income Taxes – For the three months ended June 30, 2016, our provision for income taxes was $2.0 million equating to an effective tax rate, excluding noncontrolling interests, of 50.7 percent, compared with $9.5 million in the prior-year period equating to an effective tax rate, excluding noncontrolling interests, of 36.0 percent. The increased effective tax rate was unusually high because we recorded a 100 percent valuation allowance against tax benefits generated from net operating losses within Simmons & Company International Limited ("SCIL").

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

Capital Markets

The following table sets forth the Capital Markets adjusted segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Three Months Ended June 30,
	2016				2015
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Financing
Equities	$16,786	$—	$—	$16,786	$34,324	$—	$—	$34,324
Debt	33,325	—	—	33,325	27,648	—	—	27,648
Advisory services	48,112	—	—	48,112	44,020	—	—	44,020
Total investment banking	98,223	—	—	98,223	105,992	—	—	105,992

Institutional sales and trading
Equities	22,612	—	—	22,612	20,407	—	—	20,407
Fixed income	28,212	740	—	28,952	20,482	—	—	20,482
Total institutional sales and trading	50,824	740	—	51,564	40,889	—	—	40,889

Management and performance fees	1,794	—	—	1,794	621	—	—	621

Investment income	4,896	2,555	—	7,451	28	187	—	215

Long-term financing expenses	(2,293)	—	—	(2,293)	(1,553)	—	—	(1,553)

Net revenues	153,444	3,295	—	156,739	145,977	187	—	146,164

Operating expenses	135,106	720	16,202	152,028	121,651	869	1,167	123,687

Segment pre-tax operating income	$18,338	$2,575	$(16,202)	$4,711	$24,326	$(682)	$(1,167)	$22,477

Segment pre-tax operating margin	12.0%			3.0%	16.7%			15.4%

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
Other adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Three Months Ended June 30,
(Dollars in thousands)	2016	2015
Compensation from acquisition-related agreements	$10,062	$904
Restructuring and integration costs	3,433	—
Amortization of intangible assets related to acquisitions	2,707	263
	$16,202	$1,167

Capital Markets net revenues on a U.S. GAAP basis were $156.7 million for the three months ended June 30, 2016, compared with $146.2 million in the prior-year period. For the three months ended June 30, 2016, adjusted net revenues were $153.4 million, compared with $146.0 million in the second quarter of 2015. The variance explanations for net revenues on a U.S. GAAP basis are consistent with those on a non-GAAP basis.

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

In the second quarter of 2016, investment banking revenues decreased 7.3 percent to $98.2 million, compared with $106.0 million in the corresponding period of the prior year. For the three months ended June 30, 2016, equity financing revenues were $16.8 million, a decrease of 51.1 percent compared with $34.3 million in the prior-year period, due to fewer completed transactions and lower revenue per transaction. Although the equity capital raising markets have gradually improved from the first quarter of 2016, the level of activity remains significantly below year ago levels. During the second quarter of 2016, we completed 16 equity financings, raising $3.5 billion for our clients, compared with 26 equity financings, raising $6.0 billion for our clients in the comparable year-ago period. Debt financing revenues for the three months ended June 30, 2016 were $33.3 million, up 20.5 percent compared with $27.6 million in the year-ago period, due to higher public finance revenues which resulted from increased market share attributable to our geographic expansion and other investments in the business, coupled with robust market conditions as low interest rates drove new issuances and refinancings. During the second quarter of 2016, we completed 192 negotiated municipal issues with a total par value of $5.0 billion, compared with 226 negotiated municipal issues with a total par value of $4.6 billion during the prior-year period. For the three months ended June 30, 2016, advisory services revenues were $48.1 million, up 9.3 percent compared to $44.0 million in the second quarter of 2015. The increase reflects our long-term effort to grow our advisory services business, including expansion into the energy and financial institutions sectors over the past year. We completed 22 transactions with an aggregate enterprise value of $2.4 billion in the second quarter of 2016, compared with 18 transactions with an aggregate enterprise value of $4.2 billion in the second quarter of 2015.

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

For the three months ended June 30, 2016, institutional brokerage revenues were $51.6 million, compared with $40.9 million in the prior-year period, due to higher equity and fixed income institutional brokerage revenues. Equity institutional brokerage revenues increased 10.8 percent to $22.6 million in the second quarter of 2016, compared with $20.4 million in the corresponding period of 2015, due to higher client trading volumes resulting from our expansion into the energy sector through the acquisition of Simmons. For the three months ended June 30, 2016, fixed income institutional brokerage revenues were $29.0 million, up 41.4 percent compared with $20.5 million in the prior-year period, due to higher trading gains and increased customer flow activity resulting from our acquisition of BMO GKST in the fourth quarter of 2015.

Management and performance fees include the fees generated from our energy, municipal bond, merchant banking and senior living funds with outside investors. For the three months ended June 30, 2016, management and performance fees were $1.8 million, compared with $0.6 million in the prior-year period, due to higher performance fees from our merchant banking fund, as well as incremental management fees generated from the energy funds, which we acquired with the Simmons acquisition. The increase was partially offset by lower management fees from a municipal bond fund, which we closed in the third quarter of 2015. We completed the liquidation of this fund in October 2015.

Investment income includes realized and unrealized gains and losses on investments and amounts attributable to noncontrolling interests in our merchant banking fund, municipal bond fund, and other firm investments. For the three months ended June 30, 2016, investment income was $7.5 million, compared to $0.2 million in the corresponding period of 2015. In the second quarter of 2016, we recorded higher gains on our investment and the noncontrolling interests in the merchant banking fund that we manage, as well as higher gains on other firm investments. Excluding the impact of noncontrolling interests, adjusted investment income was $4.9 million for the three months ended June 30, 2016.

Long-term financing expenses primarily represent interest paid on our senior notes. For the three months ended June 30, 2016, long-term financing expenses were $2.3 million, compared with $1.6 million in the prior-year period, as we increased the amount of outstanding principal on our senior notes in the fourth quarter of 2015 from $125 million to $175 million.

Capital Markets segment pre-tax operating margin for the three months ended June 30, 2016 was 3.0 percent, compared with 15.4 percent for the corresponding period of 2015. Pre-tax operating margin was lower compared to the prior-year period due to higher compensation expenses resulting from acquisition-related compensation. Additionally, higher non-compensation expenses from our business expansion, as well as restructuring and integration costs principally related to our acquisition of Simmons, drove the lower margin compared to the year-ago period. Adjusted segment pre-tax operating margin for the three months ended June 30, 2016 was 12.0 percent, compared with 16.7 percent for the corresponding period of 2015. The decline in adjusted pre-tax operating margin was primarily due to additional expenses associated with our financial institutions sector expansion and recent acquisitions. Revenue production from these growth initiatives often takes time to ramp to full productivity, which negatively impacts operating margin.

Asset Management

The following table sets forth the Asset Management segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Three Months Ended June 30,
	2016				2015
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
Value equity	$6,588	$—	$—	$6,588	$9,548	$—	$—	$9,548
MLP	6,213	—	—	6,213	8,888	—	—	8,888
Total management fees	12,801	—	—	12,801	18,436	—	—	18,436

Performance fees
Value equity	—	—	—	—	200	—	—	200
MLP	—	—	—	—	—	—	—	—
Total performance fees	—	—	—	—	200	—	—	200

Total management and performance fees	12,801	—	—	12,801	18,636	—	—	18,636

Investment income/(loss)	943	—	—	943	(734)	—	—	(734)

Total net revenues	13,744	—	—	13,744	17,902	—	—	17,902

Operating expenses	10,559	—	1,387	11,946	13,010	—	1,510	14,520

Segment pre-tax operating income/(loss)	$3,185	$—	$(1,387)	$1,798	$4,892	$—	$(1,510)	$3,382

Segment pre-tax operating margin	23.2%			13.1%	27.3%			18.9%

Adjusted segment pre-tax operating margin excluding investment income/(loss) (2)	17.5%				30.2%

(1)
Other Adjustments – Amortization of intangible assets related to acquisitions of $1.4 million and $1.5 million for the three months ended June 30, 2016 and 2015, respectively, is not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented.

(2)
Management believes that presenting adjusted segment pre-tax operating margin excluding investment income/(loss) provides the most meaningful basis for comparison of Asset Management operating results across periods.

Management and performance fee revenues comprise the revenues generated through management and investment advisory services performed for separately managed accounts, registered funds and partnerships. Client asset inflows and outflows and investment performance have a direct effect on management and performance fee revenues. Management fees are generally based on the level of assets under management ("AUM") measured monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations or net client asset flows, will result in a corresponding increase or decrease in management fees. Fees vary with the type of assets managed and the vehicle in which they are managed. Performance fees are earned when the investment return on AUM exceeds certain benchmark targets or other performance targets over a specified measurement period. The level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in total AUM. The majority of performance fees, if earned, are generally recorded in the fourth quarter of the applicable year or upon withdrawal of client assets. At June 30, 2016, approximately five percent of our AUM was eligible to earn performance fees.

For the three months ended June 30, 2016, management fees were $12.8 million, a decrease of 30.6 percent, compared with $18.4 million in the prior-year period, due to lower management fees from both our value equity and MLP product offerings. In the second quarter of 2016, management fees related to our value equity strategies were $6.6 million, down 31.0 percent compared to $9.5 million in the corresponding period of 2015. The decrease was driven by lower AUM resulting from net client outflows and market depreciation as market conditions remained challenging for actively managed strategies, particularly domestic equities. Management fees from our MLP strategies decreased 30.1 percent in the second quarter of 2016 to $6.2 million, compared with $8.9 million in the second quarter of 2015. The decline in management fees resulted from lower average AUM, driven by a decline in MLP valuations in the second half of 2015, and early 2016.

Investment income/(loss) includes gains and losses from our investments in registered funds and private funds or partnerships that we manage. For the three months ended June 30, 2016, investment income was $0.9 million compared with a loss of $0.7 million for the prior-year period.

Segment pre-tax operating margin for the three months ended June 30, 2016 was 13.1 percent, compared to 18.9 percent for the three months ended June 30, 2015. Excluding investment income/(loss) on firm capital invested in our strategies, adjusted operating margin declined from 30.2 percent in the second quarter of 2015 to 17.5 percent in the second quarter of 2016, due to lower management fees.

The following table summarizes the changes in our AUM for the periods presented:

			Twelve
	Three Months Ended		Months Ended
	June 30,		June 30,
(Dollars in millions)	2016	2015	2016
Value Equity
Beginning of period	$3,983	$5,636	$5,757
Net inflows/(outflows)	(375)	153	(1,690)
Net market appreciation/(depreciation)	73	(32)	(386)
End of period	$3,681	$5,757	$3,681

MLP
Beginning of period	$3,522	$5,777	$5,626
Net inflows	66	53	128
Net market appreciation/(depreciation)	822	(204)	(1,344)
End of period	$4,410	$5,626	$4,410

Total
Beginning of period	$7,505	$11,413	$11,383
Net inflows/(outflows)	(309)	206	(1,562)
Net market appreciation/(depreciation)	895	(236)	(1,730)
End of period	$8,091	$11,383	$8,091

Total AUM was $8.1 billion at June 30, 2016. Value equity AUM declined to $3.7 billion at June 30, 2016, compared with $4.0 billion at March 31, 2016 due to net client outflows of $0.4 billion during the quarter. We have continued to experience net client outflows in our value equity product offerings as performance in our small/mid-cap and all-cap value strategies has lagged their respective benchmarks. MLP AUM increased to $4.4 billion at June 30, 2016 as we experienced net market appreciation of $0.8 billion during the quarter.

Financial Summary for the six months ended June 30, 2016 and June 30, 2015

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Six Months Ended			Six Months Ended
	June 30,			June 30,
			2016
(Dollars in thousands)	2016	2015	v2015	2016	2015
Revenues:
Investment banking	$201,352	$193,146	4.2%	62.1%	59.3%
Institutional brokerage	80,234	72,697	10.4	24.8	22.3
Asset management	28,443	39,779	(28.5)	8.8	12.2
Interest	16,751	23,627	(29.1)	5.2	7.2
Investment income	9,213	9,292	(0.9)	2.8	2.9
Total revenues	335,993	338,541	(0.8)	103.7	103.9

Interest expense	11,954	12,604	(5.2)	3.7	3.9

Net revenues	324,039	325,937	(0.6)	100.0	100.0

Non-interest expenses:
Compensation and benefits	221,584	199,411	11.1	68.4	61.2
Outside services	18,635	17,069	9.2	5.8	5.2
Occupancy and equipment	16,568	13,766	20.4	5.1	4.2
Communications	14,624	11,416	28.1	4.5	3.5
Marketing and business development	16,175	14,221	13.7	5.0	4.4
Trade execution and clearance	3,678	3,974	(7.4)	1.1	1.2
Restructuring and integration costs	10,206	—	N/M	3.1	—
Intangible asset amortization expense	7,390	3,546	108.4	2.3	1.1
Other operating expenses	5,228	5,383	(2.9)	1.6	1.7
Total non-interest expenses	314,088	268,786	16.9	96.9	82.5

Income before income tax expense	9,951	57,151	(82.6)	3.1	17.5

Income tax expense	2,252	19,032	(88.2)	0.7	5.8

Net income	7,699	38,119	(79.8)	2.4	11.7

Net income applicable to noncontrolling interests	3,324	4,148	(19.9)	1.0	1.3

Net income applicable to Piper Jaffray Companies	$4,375	$33,971	(87.1)%	1.4%	10.4%
N/M – Not meaningful

Except as discussed below, the description of non-interest expense and net revenues as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.

For the six months ended June 30, 2016, we recorded net income applicable to Piper Jaffray Companies of $4.4 million. Net revenues for the six months ended June 30, 2016 were $324.0 million, compared to $325.9 million in the year-ago period. In the first half of 2016, investment banking revenues were $201.4 million, up 4.2 percent compared with $193.1 million in the prior-year period as higher advisory services revenues were partially offset by lower equity financing revenues. For the six months ended June 30, 2016, institutional brokerage revenues increased 10.4 percent to $80.2 million, compared with $72.7 million in the first half of 2015, due to higher equity and fixed income institutional brokerage revenues driven by business expansion. In the first half of 2016, asset management fees decreased 28.5 percent to $28.4 million, compared with $39.8 million in the first half of 2015, due to lower management fees from our value equity and MLP product offerings. In the first six months of 2016, net interest income decreased to $4.8 million, compared with $11.0 million in the prior-year period. The decrease primarily resulted from the liquidation of our municipal bond fund with outside investors in the second half of 2015, and additional interest expense on our senior notes. In addition, we had lower interest income earned on mortgage-backed and convertible securities as a result of lower inventory balances. For the six months ended June 30, 2016, investment income was $9.2 million, consistent with $9.3 million in the prior-year period. Non-interest expenses were $314.1 million for the six months ended June 30, 2016, compared with $268.8 million in year-ago period. The increase was primarily due to higher expenses resulting from our recent acquisitions and business expansion.

Consolidated Non-Interest Expenses

Income Taxes – For the six months ended June 30, 2016, our provision for income taxes was $2.3 million equating to an effective tax rate, excluding noncontrolling interests, of 34.0 percent, compared with $19.0 million in the prior-year period equating to an effective tax rate, excluding noncontrolling interests, of 35.9 percent.

Segment Performance

Capital Markets

The following table sets forth the Capital Markets adjusted segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Six Months Ended June 30,
	2016				2015
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Financing
Equities	$23,352	$—	$—	$23,352	$70,331	$—	$—	$70,331
Debt	49,297	—	—	49,297	48,636	—	—	48,636
Advisory services	129,741	—	—	129,741	74,518	—	—	74,518
Total investment banking	202,390	—	—	202,390	193,485	—	—	193,485

Institutional sales and trading
Equities	42,281	—	—	42,281	39,312	—	—	39,312
Fixed income	45,266	740	—	46,006	41,699	—	—	41,699
Total institutional sales and trading	87,547	740	—	88,287	81,011	—	—	81,011

Management and performance fees	2,759	—	—	2,759	2,028	—	—	2,028

Investment income	5,633	3,904	—	9,537	8,601	6,319	—	14,920

Long-term financing expenses	(4,585)	—	—	(4,585)	(3,113)	—	—	(3,113)

Net revenues	293,744	4,644	—	298,388	282,012	6,319	—	288,331

Operating expenses	261,382	1,320	28,181	290,883	235,252	2,171	2,467	239,890

Segment pre-tax operating income	$32,362	$3,324	$(28,181)	$7,505	$46,760	$4,148	$(2,467)	$48,441

Segment pre-tax operating margin	11.0%			2.5%	16.6%			16.8%

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
Other adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Compensation from acquisition-related agreements	$13,368	$1,941
Restructuring and integration costs	10,197	—
Amortization of intangible assets related to acquisitions	4,616	526
	$28,181	$2,467

Capital Markets net revenues on a U.S. GAAP basis were $298.4 million for the six months ended June 30, 2016, compared with $288.3 million in the prior-year period. In the first half of 2016, Capital Markets adjusted net revenues were $293.7 million, compared with $282.0 million in the first half of 2015. The variance explanations for net revenues on a U.S. GAAP basis are consistent with those on a non-GAAP basis.

In the first half of 2016, investment banking revenues increased to $202.4 million, compared with $193.5 million in the corresponding period of the prior year. For the six months ended June 30, 2016, equity financing revenues were $23.4 million, a decrease of 66.8 percent compared with $70.3 million in the prior-year period, due to fewer completed transactions and lower revenue per transaction. During the first half of 2016, we completed 23 equity financings, raising $4.8 billion for our clients, compared with 61 equity financings, raising $12.5 billion for our clients in the year-ago period. Debt financing revenues for the six months ended June 30, 2016 were $49.3 million, compared with $48.6 million in the year-ago period. During the first half of 2016, we completed 321 negotiated municipal issues with a total par value of $7.8 billion, compared with 368 negotiated municipal issues with a total par value of $8.3 billion during the prior-year period. For the six months ended June 30, 2016, advisory services revenues increased 74.1 percent to $129.7 million, compared with $74.5 million in the first half of 2015, due to more completed transactions and higher revenue per transaction. We completed 58 transactions with an aggregate enterprise value of $8.3 billion in the first half of 2016, compared with 34 transactions with an aggregate enterprise value of $6.0 billion in the first half of 2015.

For the six months ended June 30, 2016, institutional brokerage revenues increased 9.0 percent to $88.3 million, compared with $81.0 million in the prior-year period. Equity institutional brokerage revenues were $42.3 million in the first half of 2016, up 7.6 percent compared with $39.3 million in the corresponding period of 2015, due to higher client trading volumes from our expansion into the energy sector. For the six months ended June 30, 2016, fixed income institutional brokerage revenues were $46.0 million, up 10.3 percent compared with $41.7 million in the prior-year period, due primarily to higher trading gains driven by increased customer flow activity and favorable market conditions in the second quarter of 2016.

For the six months ended June 30, 2016, management and performance fees were $2.8 million, compared with $2.0 million in the prior-year period, due primarily to incremental management fees associated with our energy funds.

For the six months ended June 30, 2016, investment income was $9.5 million, compared to $14.9 million in the corresponding period of 2015. In the first half of 2015, we recored higher gains on our investment and the noncontrolling interests in the merchant banking fund.

For the six months ended June 30, 2016, long-term financing expenses increased to $4.6 million, compared with $3.1 million in the prior-year period, due an increase in the amount of outstanding principal on our senior notes in the fourth quarter of 2015.

Capital Markets segment pre-tax operating margin for the six months ended June 30, 2016 was 2.5 percent, compared with 16.8 percent for the corresponding period of 2015. The decrease in pre-tax operating margin was primarily due to higher acquisition-related expenses. Adjusted segment pre-tax operating margin for the six months ended June 30, 2016 was 11.0 percent, compared with 16.6 percent for the corresponding period of 2015. The decrease in adjusted pre-tax operating margin was primarily attributable to an increase in compensation and non-compensation expenses relative to revenues. Revenue production from these growth initiatives often takes time to ramp to full productivity, which negatively impacts operating margin.

Asset Management

The following table sets forth the Asset Management segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Six Months Ended June 30,
	2016				2015
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
Value equity	$14,301	$—	$—	$14,301	$20,407	$—	$—	$20,407
MLP	11,383	—	—	11,383	17,136	—	—	17,136
Total management fees	25,684	—	—	25,684	37,543	—	—	37,543

Performance fees
Value equity	—	—	—	—	208	—	—	208
MLP	—	—	—	—	—	—	—	—
Total performance fees	—	—	—	—	208	—	—	208

Total management and performance fees	25,684	—	—	25,684	37,751	—	—	37,751

Investment loss	(33)	—	—	(33)	(145)	—	—	(145)

Total net revenues	25,651	—	—	25,651	37,606	—	—	37,606

Operating expenses	20,422	—	2,783	23,205	25,662	—	3,234	28,896

Segment pre-tax operating income	$5,229	$—	$(2,783)	$2,446	$11,944	$—	$(3,234)	$8,710

Segment pre-tax operating margin	20.4%			9.5%	31.8%			23.2%

Adjusted segment pre-tax operating margin excluding investment loss (2)	20.5%				32.0%

(1)	Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Compensation from acquisition-related agreements	$—	$214
Restructuring and integration costs	9	—
Amortization of intangible assets related to acquisitions	2,774	3,020
	$2,783	$3,234

(2)
Management believes that presenting adjusted segment pre-tax operating margin excluding investment loss provides the most meaningful basis for comparison of Asset Management operating results across periods.

For the six months ended June 30, 2016, management fees were $25.7 million, a decrease of 31.6 percent, compared with $37.5 million in the prior-year period, due to lower management fees from both our value equity and MLP product offerings. In the first half of 2016, management fees related to our value equity strategies were $14.3 million, down 29.9 percent compared to $20.4 million in the corresponding period of 2015, due to lower AUM. Management fees from our MLP strategies decreased 33.6 percent in the first half of 2016 to $11.4 million, compared with $17.1 million in the first half of 2015, due to lower average AUM, partially offset by a slightly higher average effective revenue yield. Our average effective revenue yield for our MLP strategies was 61 basis points for the six months ended June 30, 2016, compared to 59 basis points for the corresponding period in the prior year.

Segment pre-tax operating margin for the six months ended June 30, 2016 was 9.5 percent, compared to 23.2 percent for the six months ended June 30, 2015. Excluding investment loss on firm capital invested in our strategies, adjusted operating margin declined from 32.0 percent in the first half of 2015 to 20.5 percent in the first half of 2016, due to lower management fees.

The following table summarizes the changes in our AUM for the periods presented:

			Twelve
	Six Months Ended		Months Ended
	June 30,		June 30,
(Dollars in millions)	2016	2015	2016
Value Equity
Beginning of period	$4,954	$5,758	$5,757
Net outflows	(1,276)	(158)	(1,690)
Net market appreciation/(depreciation)	3	157	(386)
End of period	$3,681	$5,757	$3,681

MLP
Beginning of period	$3,924	$5,711	$5,626
Net inflows/(outflows)	(71)	235	128
Net market appreciation/(depreciation)	557	(320)	(1,344)
End of period	$4,410	$5,626	$4,410

Total
Beginning of period	$8,878	$11,469	$11,383
Net inflows/(outflows)	(1,347)	77	(1,562)
Net market appreciation/(depreciation)	560	(163)	(1,730)
End of period	$8,091	$11,383	$8,091

Total AUM decreased $0.8 billion to $8.1 billion in the first six months of 2016. Value equity AUM was $3.7 billion at June 30, 2016, compared with $5.0 billion at December 31, 2015 due to net client outflows of $1.3 billion during the period. The asset management industry has experienced an ongoing trend of investors favoring passive investment vehicles over active management. Our AUM outflows in the first half of 2016 reflected the impact of this trend as a large investor in our all-cap product shifted to a passive investment. In addition, performance in our small/mid-cap and all-cap value strategies has lagged the relative benchmarks which has contributed to client outflows. MLP AUM increased to $4.4 billion in the first six months of 2016 as we experienced net market appreciation of $0.6 billion during the period.

Recent Accounting Pronouncements

Recent accounting pronouncements are set forth in Note 2 to our unaudited consolidated financial statements, and are incorporated by reference.

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

Effective August 14, 2015, our board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2017. During the six months ended June 30, 2016, we repurchased 1,351,015 shares of our common stock at an average price of $38.76 per share for an aggregate purchase price of $52.4 million related to this authorization. We have $79.2 million remaining under this authorization.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the first half of 2016, we purchased 233,431 shares or $9.8 million of our common shares for this purpose.

Leverage

The following table presents total assets, adjusted assets, total shareholders’ equity and tangible shareholders’ equity with the resulting leverage ratios as of:

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Total assets	$2,121,304	$2,138,518
Deduct: Goodwill and intangible assets	(328,491)	(248,506)
Deduct: Assets from noncontrolling interests	(106,625)	(88,590)
Adjusted assets	$1,686,188	$1,801,422

Total shareholders' equity	$827,259	$832,820
Deduct: Goodwill and intangible assets	(328,491)	(248,506)
Deduct: Noncontrolling interests	(52,248)	(49,161)
Tangible common shareholders' equity	$446,520	$535,153

Leverage ratio (1)	2.6	2.6

Adjusted leverage ratio (2)	3.8	3.4

(1)	Leverage ratio equals total assets divided by total shareholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders’ equity.

Adjusted assets and tangible common shareholders’ equity are non-GAAP financial measures. Goodwill and intangible assets are subtracted from total assets and total shareholders’ equity in determining adjusted assets and tangible common shareholders’ equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets which can be deployed in a liquid manner. Amounts attributed to noncontrolling interests are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as they represent assets and equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our adjusted leverage ratio has increased in 2016 primarily as a result of an increase in goodwill and intangible assets related to our acquisition of Simmons.

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

Commercial Paper Program – Our U.S. broker dealer subsidiary, Piper Jaffray & Co., issues secured commercial paper to fund a portion of its securities inventory. This commercial paper is issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and is secured by different inventory classes, which is reflected in the interest rate paid on the respective program. The programs can issue with maturities of 27 to 270 days. CP Series III A includes a covenant that requires Piper Jaffray & Co. to maintain excess net capital of $120 million. The following table provides information about our commercial paper programs at June 30, 2016:

(Dollars in millions)	CP Series A	CP Series II A	CP Series III A
Maximum amount that may be issued	$300.0	$150.0	$125.0
Amount outstanding	140.9	29.9	92.6

Weighted average maturity, in days	81	29	12
Weighted average maturity at issuance, in days	142	95	34

Prime Broker Arrangement – Our municipal securities strategic trading activities are principally operated in a fund structure vehicle. We also previously managed a municipal bond fund with third party investors, which was liquidated in the second half of 2015. We have established an arrangement to obtain overnight financing by a single prime broker related to our strategic trading activities in municipal securities and the alternative asset management fund that we previously managed with outside investors. Financing under this arrangement is secured by certain securities, primarily municipal securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our prime broker financing activities are recorded net of receivables from trading activity. This funding is at the discretion of the prime broker and could be denied subject to a notice period. At June 30, 2016, we had $238.4 million of financing outstanding under this prime broker arrangement.

Committed Lines – Our committed line is a one-year $250 million revolving secured credit facility. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co. to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 17, 2016. This credit facility has been in place since 2008 and we renewed the facility for another one-year term in the fourth quarter of 2015. At June 30, 2016, we had no advances against this line of credit.

Uncommitted Lines – We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $185 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have an uncommitted unsecured facility with one of these banks. All of these uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. More specifically, these lines are subject to approval by the respective bank each time an advance is requested and advances may be denied, which may be particularly true during times of market stress or market perceptions of our exposures. We manage our relationships with the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business. At June 30, 2016, we had no advances against these lines of credit.

The following tables present the average balances outstanding for our various short-term funding sources by quarter for 2016 and 2015, respectively.

	Average Balance for the
	Three Months Ended
(Dollars in millions)	June 30, 2016	Mar. 31, 2016
Funding source:
Repurchase agreements	$28.9	$30.5
Commercial paper	279.7	279.2
Prime broker arrangement	169.2	159.0
Short-term bank loans	6.4	0.8
Total	$484.2	$469.5

	Average Balance for the Three Months Ended
(Dollars in millions)	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015
Funding source:
Repurchase agreements	$25.5	$32.1	$76.9	$66.4
Commercial paper	277.5	276.8	256.3	245.1
Prime broker arrangement	109.4	139.8	242.8	167.1
Short-term bank loans	0.3	0.2	11.9	28.4
Total	$412.7	$448.9	$587.9	$507.0

The average funding in the second quarter of 2016 increased to $484.2 million, compared with $469.5 million during the first quarter of 2016. The reduction in average funding compared to the corresponding period of 2015 was due to a decrease in average inventory balances, especially our municipal securities inventory which is principally financed through our prime broker arrangement.

The following table presents the maximum daily funding amount by quarter for 2016 and 2015, respectively.

(Dollars in millions)	2016	2015
First Quarter	$576.4	$949.8
Second Quarter	$669.7	$876.0
Third Quarter		$666.1
Fourth Quarter		$531.7

Senior Notes

We have entered into variable and fixed rate senior notes with certain entities advised by Pacific Investment Management Company ("PIMCO"). The following table presents the outstanding balance by note class at June 30, 2016 and December 31, 2015, respectively.

	Outstanding Balance
	June 30,	December 31,
(Dollars in thousands)	2016	2015
Class A Notes	$50,000	$50,000
Class C Notes	125,000	125,000
Total senior notes	$175,000	$175,000

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

The Second Amended and Restated Note Purchase Agreement includes customary events of default and covenants that, among other things, require us to maintain a minimum consolidated tangible net worth and minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. With respect to the net capital covenant, our U.S. broker dealer subsidiary is required to maintain minimum net capital of $120 million. At June 30, 2016, we were in compliance with all covenants.

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

	Remainder of	2017	2019	2021 and
(Dollars in millions)	2016	- 2018	- 2020	thereafter	Total
Operating lease obligations	$7.9	$27.4	$22.5	$26.7	$84.5

Capital Requirements

As a registered broker dealer and member firm of the Financial Industry Regulatory Authority (“FINRA”), our U.S. broker dealer subsidiary is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At June 30, 2016, our net capital under the SEC’s uniform net capital rule was $202.7 million, and exceeded the minimum net capital required under the SEC rule by $201.6 million.

Although we operate with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our Capital Markets revenue producing activities.

At June 30, 2016, Piper Jaffray Ltd. and SCIL, our broker dealer subsidiaries registered in the United Kingdom, were subject to, and were in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Jaffray Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At June 30, 2016, Piper Jaffray Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2019	2021		June 30,	December 31,
(Dollars in thousands)	2016	2017	2018	- 2020	- 2022	Later	2016	2015
Customer matched-book derivative contracts (1) (2)	$22,163	$40,950	$—	$67,461	$67,690	$3,604,166	$3,802,430	$4,392,440
Trading securities derivative contracts (2)	239,100	50,000	—	—	—	29,750	318,850	290,600
Credit default swap index contracts (2)	—	—	—	53,000	13,000	—	66,000	94,270
Futures and equity option derivative contracts (2)	19,724	—	—	—	—	—	19,724	2,345,037
Investment commitments (3)	—	—	—	—	—	—	28,575	32,819

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with two major financial institutions, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $185.2 million at June 30, 2016) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At June 30, 2016, we had $30.3 million of credit exposure with these counterparties, including $22.0 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At June 30, 2016 and December 31, 2015, the net fair value of these derivative contracts approximated $32.6 million and $31.8 million, respectively.

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

Loan Commitments

We may commit to bridge loan financing for our clients. We had no loan commitments outstanding at June 30, 2016.

Investment Commitments

Our private equity and principal investments, including those made as part of our merchant banking activities, are made through investments in limited partnerships or limited liability companies that provide financing or make investments in private equity funds. We commit capital or act as the managing partner of these entities.

We have committed capital to certain entities and these commitments generally have no specified call dates. We had $28.6 million of commitments outstanding at June 30, 2016, of which $16.1 million relate to an affiliated merchant banking fund and $8.5 million relate to an affiliated fund, which provides financing for senior living facilities.

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

We use internal financial risk committees to assist in governing risk and ensure that our business activities are properly assessed, monitored and managed. Our financial risk committees oversee risk management practices, including defining acceptable risk tolerances and approving risk management policies. Membership is comprised of senior leadership, including but not limited to, our Chief Executive Officer, Chief Financial Officer, General Counsel, Treasurer, Head of Market and Credit Risk, Head of Public Finance, Head of Fixed Income Services and Firm Investments and Trading, and Head of Equities. Other committees that help evaluate and monitor risk include underwriting, leadership team and operating committees. These committees help manage risk by ensuring that business activities are properly managed and within a defined scope of activity. Our valuation committee, comprised of members of senior management and risk management, provide oversight and overall responsibility for the internal control processes and procedures related to fair value measurements. Additionally, our operational risk committees address and monitor risk related to information systems and security, legal, regulatory and compliance matters, and third parties such as vendors and service providers.

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

Value-at-Risk ("VaR")

We use the statistical technique known as VaR to measure, monitor and review the market risk exposures in our trading portfolios. VaR is the potential loss in value of our trading positions, excluding non-controlling interests, due to adverse market movements over a defined time horizon with a specified confidence level. We perform a daily VaR analysis on substantially all of our trading positions, including fixed income, equities, convertible bonds, mortgage-backed securities and all associated economic hedges. These positions encompass both customer-related and strategic trading activities, which focus on proprietary investments in municipal bonds and mortgage-backed securities. A VaR model provides a common metric for assessing market risk across business lines and products. Changes in VaR between reporting periods are generally due to changes in levels of risk exposure, volatilities and/or correlations among asset classes and individual securities.

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

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Interest Rate Risk	$392	$608
Equity Price Risk	9	119
Diversification Effect (1)	(5)	(66)
Total Value-at-Risk	$396	$661

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average VaR calculated for each component of market risk during the six months ended June 30, 2016 and the year ended December 31, 2015, respectively.

(Dollars in thousands)	High	Low	Average
For the Six Months Ended June 30, 2016
Interest Rate Risk	$722	$329	$524
Equity Price Risk	283	6	139
Diversification Effect (1)			(63)
Total Value-at-Risk	$790	$377	$600

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2015
Interest Rate Risk	$853	$415	$582
Equity Price Risk	618	31	314
Diversification Effect (1)			(133)
Total Value-at-Risk	$1,128	$487	$763

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses exceeded our one-day VaR on nine occasions during the first half of 2016.

The aggregate VaR as of June 30, 2016 was lower than the reported VaR on December 31, 2015. The decrease in VaR resulted from a decrease in overall inventories and increased hedging activities due to the uncertainty of international events at the end of the second quarter of 2016.

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

We have concentrated counterparty credit exposure with five non-publicly rated entities totaling $30.3 million at June 30, 2016. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represents 72.4 percent, or $22.0 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

During the second quarter of our fiscal year ending December 31, 2016, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The following supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Municipal Derivatives Litigation

Several class action complaints were brought on behalf of a purported class of state, local and municipal government entities in connection with the bidding or sale of municipal investment contracts and municipal derivative products. The complaints, which were consolidated into a single nationwide class action entitled In re Municipal Derivatives Antitrust Litigation, MDL No. 1950 (Master Docket No. 08-2516), alleged antitrust violations and are pending in the U.S. District Court for the Southern District of New York under the multi-district litigation rules. The consolidated complaint sought unspecified treble damages under Section 1 of the Sherman Act. Piper Jaffray entered into a settlement agreement with respect to In re Municipal Derivatives Antitrust Litigation in the amount of $9.8 million in the third quarter of 2015. This settlement received final court approval from the U.S. District Court for the Southern District of New York in the second quarter of 2016.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2016.

				Total Number of Shares	Approximate Dollar
				Purchased as Part of	Value of Shares Yet to be
	Total Number of		Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased		Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(April 1, 2016 to April 30, 2016)	50,734	(2)	$41.27	50,291	$117	million
Month #2
(May 1, 2016 to May 31, 2016)	689,931	(3)	$40.63	626,225	$92	million
Month #3
(June 1, 2016 to June 30, 2016)	322,708		$38.95	322,708	$79	million
Total	1,063,373		$40.15	999,224	$79	million

(1)	Effective August 14, 2015, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2017.

(2)
Consists of 50,291 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $41.21 per share, and 443 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $48.36.

(3)
Consists of 626,225 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $40.50 per share, and 63,706 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $41.90.

ITEM 6.    EXHIBITS.

Exhibit		Method
Number	Description	of Filing

10.1	Piper Jaffray Companies Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective May 4, 2016. †	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Filed herewith
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of June 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (v) the notes to the Consolidated Financial Statements.
Filed herewith
_______________________

†	This exhibit is a management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 5, 2016.

PIPER JAFFRAY COMPANIES

By	/s/ Andrew S. Duff
Its	Chairman and Chief Executive Officer

By	/s/ Debbra L. Schoneman
Its	Chief Financial Officer

Exhibit Index

Exhibit		Method
Number	Description	of Filing

10.1	Piper Jaffray Companies Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective May 4, 2016. †	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Filed herewith
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of June 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (v) the notes to the Consolidated Financial Statements.
Filed herewith
_______________________

†	This exhibit is a management contract or compensatory plan or agreement.