Form 10-Q
period 2016-09-30
PIPER JAFFRAY COMPANIES
filed 2016-10-28
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐     Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒

As of October 19, 2016, the registrant had 15,129,897 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.
Piper Jaffray Companies
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2016	2015
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$51,371	$189,910
Cash and cash equivalents segregated for regulatory purposes	46,022	81,022
Receivables:
Customers	87,577	41,167
Brokers, dealers and clearing organizations	169,427	147,949
Securities purchased under agreements to resell	147,475	136,983

Financial instruments and other inventory positions owned	488,427	283,579
Financial instruments and other inventory positions owned and pledged as collateral	592,060	707,355
Total financial instruments and other inventory positions owned	1,080,487	990,934

Fixed assets (net of accumulated depreciation and amortization of $56,778 and $51,874, respectively)	23,400	18,984
Goodwill	278,699	217,976
Intangible assets (net of accumulated amortization of $64,203 and $48,803, respectively)	41,781	30,530
Investments	144,542	163,861
Other assets	140,542	119,202
Total assets	$2,211,323	$2,138,518

Liabilities and Shareholders’ Equity
Short-term financing	$425,785	$446,190
Senior notes	175,000	175,000
Payables:
Customers	50,730	37,364
Brokers, dealers and clearing organizations	201,926	48,131
Securities sold under agreements to repurchase	22,009	45,319
Financial instruments and other inventory positions sold, but not yet purchased	255,950	239,155
Accrued compensation	202,352	251,638
Other liabilities and accrued expenses	38,554	62,901
Total liabilities	1,372,306	1,305,698

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at September 30, 2016 and December 31, 2015;
Shares issued: 19,534,376 at September 30, 2016 and 19,510,858 at December 31, 2015;
Shares outstanding: 12,274,902 at September 30, 2016 and 13,311,016 at December 31, 2015	195	195
Additional paid-in capital	781,055	752,066
Retained earnings	294,173	279,140
Less common stock held in treasury, at cost: 7,259,474 at September 30, 2016 and 6,199,842 shares at December 31, 2015	(288,911)	(247,553)
Accumulated other comprehensive loss	(2,032)	(189)
Total common shareholders’ equity	784,480	783,659

Noncontrolling interests	54,537	49,161
Total shareholders’ equity	839,017	832,820

Total liabilities and shareholders’ equity	$2,211,323	$2,138,518
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2016	2015	2016	2015
Revenues:
Investment banking	$136,682	$91,640	$338,034	$284,786
Institutional brokerage	42,189	34,182	122,423	106,879
Asset management	15,256	18,951	43,699	58,730
Interest	7,343	9,128	24,094	32,755
Investment income	4,806	831	14,019	10,123

Total revenues	206,276	154,732	542,269	493,273

Interest expense	5,429	5,115	17,383	17,719

Net revenues	200,847	149,617	524,886	475,554

Non-interest expenses:
Compensation and benefits	135,186	96,132	356,770	295,543
Outside services	10,288	9,316	28,923	26,385
Occupancy and equipment	8,743	7,025	25,311	20,791
Communications	7,845	6,234	22,469	17,650
Marketing and business development	7,629	6,965	23,804	21,186
Trade execution and clearance	2,008	1,982	5,686	5,956
Restructuring and integration costs	—	1,496	10,206	1,496
Intangible asset amortization expense	8,010	1,773	15,400	5,319
Other operating expenses	2,687	11,906	7,915	17,289

Total non-interest expenses	182,396	142,829	496,484	411,615

Income before income tax expense	18,451	6,788	28,402	63,939

Income tax expense	6,515	1,573	8,767	20,605

Net income	11,936	5,215	19,635	43,334

Net income applicable to noncontrolling interests	1,278	384	4,602	4,532

Net income applicable to Piper Jaffray Companies	$10,658	$4,831	$15,033	$38,802

Net income applicable to Piper Jaffray Companies’ common shareholders	$8,582	$4,448	$12,476	$35,908

Earnings per common share
Basic	$0.70	$0.32	$0.98	$2.46
Diluted	$0.70	$0.32	$0.97	$2.46

Weighted average number of common shares outstanding
Basic	12,282	13,938	12,787	14,568
Diluted	12,298	13,952	12,801	14,594

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2016	2015	2016	2015
Net income	$11,936	$5,215	$19,635	$43,334

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(587)	(352)	(1,843)	(326)

Comprehensive income	11,349	4,863	17,792	43,008

Comprehensive income applicable to noncontrolling interests	1,278	384	4,602	4,532

Comprehensive income applicable to Piper Jaffray Companies	$10,071	$4,479	$13,190	$38,476

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2016	2015

Operating Activities:
Net income	$19,635	$43,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	4,724	3,703
Deferred income taxes	715	(3,967)
Stock-based and deferred compensation	43,839	30,892
Amortization of intangible assets	15,400	5,319
Amortization of forgivable loans	6,894	4,499
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	35,000	(2,003)
Receivables:
Customers	(46,398)	(40,093)
Brokers, dealers and clearing organizations	(21,478)	(164,399)
Securities purchased under agreements to resell	(10,492)	77,114
Net financial instruments and other inventory positions owned	(72,758)	177,254
Investments	11,093	(32,045)
Other assets	(24,758)	(8,733)
Increase/(decrease) in operating liabilities:
Payables:
Customers	13,366	36,021
Brokers, dealers and clearing organizations	153,795	69,784
Securities sold under agreements to repurchase	(2,018)	14,186
Accrued compensation	(51,569)	(49,824)
Other liabilities and accrued expenses	(32,005)	129,271

Net cash provided by operating activities	42,985	290,313

Investing Activities:
Business acquisitions, net of cash acquired	(71,019)	(8,737)
Repayment of note receivable	—	1,500
Purchases of fixed assets, net	(7,360)	(4,286)

Net cash used in investing activities	(78,379)	(11,523)

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Cash Flows – Continued
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2016	2015

Financing Activities:
Increase/(decrease) in short-term financing	$(20,405)	$37,980
Decrease in securities sold under agreements to repurchase	(21,292)	(72,944)
Increase/(decrease) in noncontrolling interests	10,189	(116,870)
Repurchase of common stock	(70,428)	(106,239)
Excess tax benefit from stock-based compensation	16	5,885
Proceeds from stock option exercises	103	1,856

Net cash used in financing activities	(101,817)	(250,332)

Currency adjustment:
Effect of exchange rate changes on cash	(1,328)	(277)

Net increase/(decrease) in cash and cash equivalents	(138,539)	28,181

Cash and cash equivalents at beginning of period	189,910	15,867

Cash and cash equivalents at end of period	$51,371	$44,048

Supplemental disclosure of cash flow information –
Cash paid during the period for:
Interest	$17,679	$18,324
Income taxes	$22,148	$24,349

Non-cash investing activities –
Issuance of common stock related to the acquisition of Simmons & Company International:
25,525 shares for the nine months ended September 30, 2016	$1,074	$—

Non-cash financing activities –
Issuance of restricted common stock for annual equity award:
843,889 shares and 550,650 shares for the nine months ended September 30, 2016 and 2015, respectively	$35,089	$30,429

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

Stock-Based Compensation

In March 2016, the FASB issued ASU No. 2016-09, "Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 makes targeted amendments to the accounting for share-based payments to employees. Under ASU 2016-09, entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled, rather than as additional paid-in capital. ASU 2016-09 also amends the guidance regarding the employer’s statutory income tax withholding requirements and allows an entity to make an accounting policy election for forfeitures. The guidance is effective on a prospective basis for annual and interim periods beginning after December 15, 2016. As of September 30, 2016, the Company had $7.0 million of excess tax benefits recorded as additional paid-in capital, which will remain in additional paid-in capital upon adoption. The adoption of ASU 2016-09 will impact the Company's 2017 results of operations as all income tax effects of awards that vest or are settled will be recognized in the income statement as opposed to additional paid-in capital.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The amendments in ASU 2016-15 are effective for annual and interim periods beginning after December 31, 2017 and should be applied retrospectively. Early adoption is permitted. The Company is evaluating the impact of the amendments on its consolidated statements of cash flows.

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

The Company recorded $60.7 million of goodwill on the consolidated statements of financial condition, of which $59.4 million is expected to be deductible for income tax purposes. In management's opinion, the goodwill represents the reputation and operating expertise of Simmons.

Identifiable intangible assets purchased by the Company consisted of customer relationships and the Simmons trade name with acquisition-date fair values of $17.5 million and $9.1 million, respectively. Transaction costs of $0.9 million were incurred for the nine months ended September 30, 2016, and are included in restructuring and integration costs on the consolidated statements of operations.

In the third quarter of 2016, the Company recorded a $12.0 million measurement period adjustment to reflect the final fair value of Simmons intangible assets, which resulted in a corresponding decrease to goodwill. Based on the final fair value of Simmons intangible assets, the Company would have recorded additional amortization expense of $2.3 million from the acquisition date through June 30, 2016.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition:

(Dollars in thousands)
Assets:
Cash and cash equivalents	$47,201
Fixed assets	1,868
Goodwill	60,737
Intangible assets	26,638
Investments	980
Other assets	5,071
Total assets acquired	142,495

Liabilities:
Accrued compensation	15,387
Other liabilities and accrued expenses	7,814
Total liabilities assumed	23,201

Net assets acquired	$119,294

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(Dollars in thousands)	2015	2016	2015
Net revenues	$163,090	$532,683	$540,571
Net income applicable to Piper Jaffray Companies	619	15,642	30,753

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 4 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$4,699	$9,505
Convertible securities	49,191	18,460
Fixed income securities	43,368	48,654
Municipal securities:
Taxable securities	94,420	111,591
Tax-exempt securities	603,001	416,966
Short-term securities	70,678	33,068
Mortgage-backed securities	14,630	121,794
U.S. government agency securities	154,980	188,140
U.S. government securities	3,432	7,729
Derivative contracts	42,088	35,027
Total financial instruments and other inventory positions owned	1,080,487	990,934

Less noncontrolling interests (1)	(64,490)	(43,397)
	$1,015,997	$947,537

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$51,012	$15,740
Fixed income securities	25,770	39,909
U.S. government agency securities	10,506	21,267
U.S. government securities	162,964	159,037
Derivative contracts	5,698	3,202
Total financial instruments and other inventory positions sold, but not yet purchased	255,950	239,155

Less noncontrolling interests (2)	(4,937)	(4,586)
	$251,013	$234,569

(1)
Noncontrolling interests attributable to third party ownership in a consolidated municipal bond fund consist of $10.9 million and $7.5 million of taxable municipal securities, $51.7 million and $35.1 million of tax-exempt municipal securities, and $1.9 million and $0.8 million of derivative contracts as of September 30, 2016 and December 31, 2015, respectively.

(2)	Noncontrolling interests attributable to third party ownership in a consolidated municipal bond fund consist of U.S. government securities as of September 30, 2016 and December 31, 2015.

At September 30, 2016 and December 31, 2015, financial instruments and other inventory positions owned in the amount of $592.1 million and $707.4 million, respectively, had been pledged as collateral for short-term financings and repurchase agreements.

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

	September 30, 2016			December 31, 2015
(Dollars in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$406,716	$388,924	$3,507,518	$406,888	$386,284	$4,392,440
Trading securities	960	8,967	401,350	—	7,685	290,600
Credit default swap index
Trading securities	—	1,083	63,000	5,411	530	94,270
Futures and equity options
Trading securities	—	—	271	164	149	2,345,037
	$407,676	$398,974	$3,972,139	$412,463	$394,648	$7,122,347

(1)	Derivative assets are included within financial instruments and other inventory positions owned on the consolidated statements of financial condition.

(2)	Derivative liabilities are included within financial instruments and other inventory positions sold, but not yet purchased on the consolidated statements of financial condition.

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

		Three Months Ended		Nine Months Ended
(Dollars in thousands)		September 30,		September 30,
Derivative Category	Operations Category	2016	2015	2016	2015
Interest rate derivative contract	Investment banking	$(1,901)	$(689)	$(3,953)	$(1,688)
Interest rate derivative contract	Institutional brokerage	8,438	(10,450)	819	2,106
Credit default swap index contract	Institutional brokerage	74	4,268	3,958	16,913
Futures and equity option derivative contracts	Institutional brokerage	107	86	255	139
		$6,718	$(6,785)	$1,079	$17,470

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company’s financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company’s derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of September 30, 2016, the Company had $29.1 million of uncollateralized credit exposure with these counterparties (notional contract amount of $184.9 million), including $21.9 million of uncollateralized credit exposure with one counterparty.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

U.S. government agency securities – U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities and are categorized as Level II. Mortgage bonds include bonds secured by mortgages, mortgage pass-through securities, agency collateralized mortgage-obligation (“CMO”) securities and agency interest-only securities. Mortgage pass-through securities, CMO securities and interest-only securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore are generally categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields ranging from 170-510 basis points on spreads over U.S. treasury securities, or models based upon prepayment expectations ranging from 6%-20% conditional prepayment rate ("CPR"). These securities are categorized as Level II.

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

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking and other investments at inception to reflect economic events in earnings on a timely basis. Merchant banking and other equity investments of $18.9 million and $19.7 million, included within investments on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets at September 30, 2016 and December 31, 2015, respectively. The realized and unrealized net gains from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were $1.0 million and $0.7 million for the nine months ended September 30, 2016 and 2015, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level III financial instruments as of September 30, 2016:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	Discounted cash flow	Expected recovery rate (% of par) (2)	5 - 60%	19.4%
Short-term securities	Discounted cash flow	Expected recovery rate (% of par) (2)	66 - 94%	91.0%
Mortgage-backed securities:
Collateralized by residential mortgages	Discounted cash flow	Credit default rates (3)	0 - 4%	0.5%
		Prepayment rates (4)	1 - 35%	9.7%
		Loss severity (3)	0 - 100%	53.6%
		Valuation yields (3)	2 - 7%	3.6%
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (1)	3 - 27 bps	13.9 bps
Investments at fair value:
Equity securities in private companies	Market approach	Revenue multiple (2)	3 - 6 times	4.4 times
		EBITDA multiple (2)	10 - 12 times	10.4 times

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	1 - 16 bps	9.5 bps
Sensitivity of the fair value to changes in unobservable inputs:

(1)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly lower/(higher) fair value measurement.

(2)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly higher/(lower) fair value measurement.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company’s financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of September 30, 2016:

					Counterparty
					and Cash
					Collateral
(Dollars in thousands)	Level I	Level II	Level III		Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$2,607	$2,092	$—		$—	$4,699
Convertible securities	—	49,191	—		—	49,191
Fixed income securities	—	43,368	—		—	43,368
Municipal securities:
Taxable securities	—	94,420	—		—	94,420
Tax-exempt securities	—	601,824	1,177		—	603,001
Short-term securities	—	69,930	748		—	70,678
Mortgage-backed securities	—	953	13,677		—	14,630
U.S. government agency securities	—	154,980	—		—	154,980
U.S. government securities	3,432	—	—		—	3,432
Derivative contracts	—	406,716	960		(365,588)	42,088
Total financial instruments and other inventory positions owned	6,039	1,423,474	16,562		(365,588)	1,080,487

Cash equivalents	662	—	—		—	662

Investments at fair value	33,008	—	98,718	(2)	—	131,726
Total assets	$39,709	$1,423,474	$115,280		$(365,588)	$1,212,875

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$50,930	$82	$—		$—	$51,012
Fixed income securities	—	25,770	—		—	25,770
U.S. government agency securities	—	10,506	—		—	10,506
U.S. government securities	162,964	—	—		—	162,964
Derivative contracts	—	391,686	7,288		(393,276)	5,698
Total financial instruments and other inventory positions sold, but not yet purchased	$213,894	$428,044	$7,288		$(393,276)	$255,950

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

(2)	Noncontrolling interests of $29.9 million are attributable to third party ownership in a consolidated merchant banking fund.

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

The Company’s Level III assets were $115.3 million and $236.7 million, or 9.5 percent and 18.7 percent of financial instruments measured at fair value at September 30, 2016 and December 31, 2015, respectively. The value of transfers between levels are recognized at the beginning of the reporting period. There were $14.3 million of transfers of financial assets out of Level III for the nine months ended September 30, 2016, of which $9.1 million primarily related to the deconsolidation of certain investment partnerships as discussed in Note 2, and $5.2 million related to taxable municipal securities for which valuation inputs became observable. There were no other significant transfers between Level I, Level II or Level III for the three and nine months ended September 30, 2016.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	June 30,			Transfers	Transfers	gains/	gains/	September 30,	September 30,
(Dollars in thousands)	2016	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2016	2016 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$1,177	$—	$—		$—	$—	$—	$1,177	$—
Short-term securities	748	—	—	—	—	—	—	748	—
Mortgage-backed securities	56,053	—	(44,006)	—	—	1,440	190	13,677	111
Derivative contracts	18	—	—	—	—	—	942	960	960
Total financial instruments and other inventory positions owned	57,996	—	(44,006)	—	—	1,440	1,132	16,562	1,071

Investments at fair value	116,405	944	(21,309)	—	—	10,336	(7,658)	98,718	2,621
Total assets	$174,401	$944	$(65,315)	$—	$—	$11,776	$(6,526)	$115,280	$3,692

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$14,785	$(5,922)	$171	$—	$—	$5,751	$(7,497)	$7,288	$(1,263)
Total financial instruments and other inventory positions sold, but not yet purchased	$14,785	$(5,922)	$171	$—	$—	$5,751	$(7,497)	$7,288	$(1,263)

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	June 30,			Transfers	Transfers	gains/	gains/	September 30,	September 30,
(Dollars in thousands)	2015	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2015	2015 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Taxable securities	$—	$7,624	$(683)	$4,158		$66	$341	$11,506	$341
Tax-exempt securities	1,186	5,686	—	—	—	—	(8)	6,864	(8)
Short-term securities	720	—	—	—	—	—	—	720	—
Mortgage-backed securities	129,399	24,836	(32,748)	—	—	(7)	511	121,991	451
Derivative contracts	5,309	882	(2,630)	—	—	1,748	(5,309)	—	—
Total financial instruments and other inventory positions owned	136,614	39,028	(36,061)	4,158	—	1,807	(4,465)	141,081	784

Investments at fair value	94,196	—	(7)	—	—	(98)	2,278	96,369	2,174
Total assets	$230,810	$39,028	$(36,068)	$4,158	$—	$1,709	$(2,187)	$237,450	$2,958

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$435	$(2,287)	$—	$—	$—	$2,287	$5,142	$5,577	$5,456
Total financial instruments and other inventory positions sold, but not yet purchased	$435	$(2,287)	$—	$—	$—	$2,287	$5,142	$5,577	$5,456

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	September 30,	September 30,
(Dollars in thousands)	2015	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2016	2016 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Taxable securities	$5,816	$—	$(611)	$—	$(5,216)	$11	$—	$—	$—
Tax-exempt securities	1,177	—	—	—	—	—	—	1,177	—
Short-term securities	720	—	—	—	—	—	28	748	28
Mortgage-backed securities	121,124	26,519	(133,913)	—	—	3,285	(3,338)	13,677	241
Derivative contracts	—	246	—	—	—	(246)	960	960	960
Total financial instruments and other inventory positions owned	128,837	26,765	(134,524)	—	(5,216)	3,050	(2,350)	16,562	1,229

Investments at fair value	107,907	11,786	(21,309)	—	(9,088)	10,336	(914)	98,718	(1,186)
Total assets	$236,744	$38,551	$(155,833)	$—	$(14,304)	$13,386	$(3,264)	$115,280	$43

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$7,148	$(23,700)	$171	$—	$—	$23,529	$140	$7,288	$7,288
Total financial instruments and other inventory positions sold, but not yet purchased	$7,148	$(23,700)	$171	$—	$—	$23,529	$140	$7,288	$7,288

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	September 30,	September 30,
(Dollars in thousands)	2014	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2015	2015 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Taxable securities	$—	$7,624	$(683)	$4,158	$—	$66	$341	$11,506	$341
Tax-exempt securities	1,186	5,686	—	—	—	—	(8)	6,864	8
Short-term securities	720	—	—	—	—	—	—	720	—
Mortgage-backed securities	124,749	244,606	(252,050)	—	—	3,948	738	121,991	1,616
Derivative contracts	140	1,401	(5,577)	—	—	4,176	(140)	—	—
Total financial instruments and other inventory positions owned	126,795	259,317	(258,310)	4,158	—	8,190	931	141,081	1,965

Investments at fair value	74,165	7,900	(7)	—	—	(98)	14,409	96,369	14,304
Total assets	$200,960	$267,217	$(258,317)	$4,158	$—	$8,092	$15,340	$237,450	$16,269

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$7,822	$(12,941)	$535	$—	$—	$12,406	$(2,245)	$5,577	$5,577
Total financial instruments and other inventory positions sold, but not yet purchased	$7,822	$(12,941)	$535	$—	$—	$12,406	$(2,245)	$5,577	$5,577

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

Consolidated VIEs

The Company’s consolidated VIEs at September 30, 2016 include certain alternative asset management funds in which the Company has an investment and as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds. Prior to the adoption of ASU 2015-02, these entities lacked the characteristics of a VIE and were consolidated as voting interest entities.

The following table presents information about the carrying value of the assets and liabilities of the VIEs which are consolidated by the Company and included on the consolidated statements of financial condition at September 30, 2016. The assets can only be used to settle the liabilities of the respective VIE, and the creditors of the VIEs do not have recourse to the general credit of the Company. The assets and liabilities are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

Alternative Asset
(Dollars in thousands)	Management Funds
Assets:
Receivables from brokers, dealers and clearing organizations	$54,547
Financial instruments and other inventory positions owned and pledged as collateral	379,971
Investments	77,340
Other assets	22,949
Total assets	$534,807

Liabilities:
Short-term financing	$247,453
Payables to brokers, dealers and clearing organizations	106,287
Financial instruments and other inventory positions sold, but not yet purchased	29,087
Other liabilities and accrued expenses	3,735
Total liabilities	$386,562

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Nonconsolidated VIEs

The Company determined it is not the primary beneficiary of certain VIEs and accordingly does not consolidate them. These VIEs had net assets approximating $0.8 billion and $0.4 billion at September 30, 2016 and December 31, 2015, respectively. The Company’s exposure to loss from these VIEs is $9.3 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at September 30, 2016. The Company had no liabilities related to these VIEs at September 30, 2016 and December 31, 2015, respectively. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of September 30, 2016.

Note 7 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Receivable arising from unsettled securities transactions	$54,547	$62,105
Deposits paid for securities borrowed	35,367	47,508
Receivable from clearing organizations	19,903	3,155
Deposits with clearing organizations	40,052	27,019
Securities failed to deliver	6,100	2,100
Other	13,458	6,062
Total receivables from brokers, dealers and clearing organizations	$169,427	$147,949

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Payable arising from unsettled securities transactions	$181,567	$34,445
Payable to clearing organizations	3,311	3,115
Securities failed to receive	10,691	4,468
Other	6,357	6,103
Total payables to brokers, dealers and clearing organizations	$201,926	$48,131

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

In the normal course of business, the Company obtains securities purchased under agreements to resell, securities borrowed and margin agreements on terms that permit it to repledge or resell the securities to others, typically pursuant to repurchase agreements. The Company obtained securities with a fair value of approximately $186.5 million and $185.8 million at September 30, 2016 and December 31, 2015, respectively, of which $175.3 million and $175.8 million, respectively, had been pledged or otherwise transferred to satisfy its commitments under financial instruments and other inventory positions sold, but not yet purchased.

The following is a summary of the Company’s securities sold under agreements to repurchase ("Repurchase Liabilities"), the fair market value of collateral pledged and the interest rate charged by the Company’s counterparty, which is based on LIBOR plus an applicable margin, as of September 30, 2016:

	Repurchase	Fair Market
(Dollars in thousands)	Liabilities	Value	Interest Rate
Term of 30 to 60 day maturities:
Mortgage-backed securities	$5,977	$8,120	2.57%
On demand maturities:
U.S. government securities	16,032	15,593	0.00 - 0.15%
	$22,009	$23,713

Reverse repurchase agreements, repurchase agreements and securities borrowed and loaned are reported on a net basis by counterparty when a legal right of offset exists. There were no gross amounts offset on the consolidated statements of financial condition for reverse repurchase agreements, securities borrowed or repurchase agreements at September 30, 2016 and December 31, 2015, respectively, as a legal right of offset did not exist. The Company had no outstanding securities lending arrangements as of September 30, 2016 or December 31, 2015. See Note 4 for information related to the Company's offsetting of derivative contracts.

Note 9 Investments

The Company’s investments include investments in private companies and partnerships, registered mutual funds, warrants of public and private companies and private company debt.

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Investments at fair value	$131,726	$142,781
Investments at cost	2,489	3,299
Investments accounted for under the equity method	10,327	17,781
Total investments	144,542	163,861

Less investments attributable to noncontrolling interests (1)	(29,914)	(40,069)
	$114,628	$123,792

(1)	Noncontrolling interests are attributable to third party ownership in a consolidated merchant banking fund.

At September 30, 2016, investments carried on a cost basis had an estimated fair market value of $4.4 million. Because valuation estimates were based upon management’s judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 10 Other Assets

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Net deferred income tax assets	$66,095	$66,810
Fee receivables	19,439	18,362
Senior Living Fund notes receivable	17,396	1,536
Accrued interest receivables	7,022	6,145
Forgivable loans, net	10,236	10,234
Prepaid expenses	5,806	6,161
Other	14,548	9,954
Total other assets	$140,542	$119,202

Note 11 Goodwill and Intangible Assets

	Capital	Asset
(Dollars in thousands)	Markets	Management	Total
Goodwill
Balance at December 31, 2015	$21,132	$196,844	$217,976
Goodwill acquired	60,723	—	60,723
Balance at September 30, 2016	$81,855	$196,844	$278,699

Intangible assets
Balance at December 31, 2015	$8,256	$22,274	$30,530
Intangible assets acquired	26,651	—	26,651
Amortization of intangible assets	(11,239)	(4,161)	(15,400)
Balance at September 30, 2016	$23,668	$18,113	$41,781

The addition of goodwill and intangible assets during the nine months ended September 30, 2016 related to the acquisition of Simmons, as discussed in Note 3. Management identified $26.6 million of intangible assets, consisting of customer relationships ($17.5 million) and the Simmons trade name ($9.1 million), which will be amortized over a weighted average life of 1.6 years and 4.0 years, respectively. In the third quarter of 2016, the Company recorded a measurement period adjustment to reflect the final fair value of Simmons intangible assets, as discussed in Note 3.

The following table summarizes the future aggregate amortization expense of the Company's intangible assets with determinable lives for the years ended:

(Dollars in thousands)
Remainder of 2016	$5,739
2017	14,972
2018	9,476
2019	7,463
2020	1,018
Thereafter	254
Total	$38,922

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 12 Short-Term Financing

	Outstanding Balance		Weighted Average Interest Rate
	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)	2016	2015	2016	2015
Commercial paper (secured)	$178,332	$276,894	1.91%	1.74%
Prime broker arrangements	247,453	169,296	1.22%	1.07%
Total short-term financing	$425,785	$446,190

The Company issues secured commercial paper to fund a portion of its securities inventory. The commercial paper notes (“CP Notes”) can be issued with maturities of 27 days to 270 days from the date of issuance. The CP Notes are issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and are secured by different inventory classes. As of September 30, 2016, the weighted average maturity of CP Series A, CP Series II A and CP Series III A was 67 days, 8 days and 17 days, respectively. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin. CP Series III A includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain excess net capital of $120 million.

The Company has established arrangements to obtain financing with prime brokers related to its municipal bond fund and convertible securities. Financing under these arrangements is primarily secured by municipal securities, and collateral limitations could reduce the amount of funding available under the arrangements. Prime broker financing activities are recorded net of receivables from trading activity. The funding is at the discretion of the prime brokers subject to a notice period.

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

The Company’s committed short-term bank line financing at September 30, 2016 consisted of a one-year $250 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2015. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 17, 2016. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At September 30, 2016, the Company had no advances against this line of credit.

The Company’s uncommitted secured lines at September 30, 2016 totaled $185 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company’s uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. At September 30, 2016, the Company had no advances against these lines of credit.

Note 13 Senior Notes

The Company has entered into variable and fixed rate senior notes with certain entities advised by Pacific Investment Management Company ("PIMCO"). The following table presents the outstanding balance by note class at September 30, 2016 and December 31, 2015, respectively.

	Outstanding Balance
	September 30,	December 31,
(Dollars in thousands)	2016	2015
Class A Notes	$50,000	$50,000
Class C Notes	125,000	125,000
Total senior notes	$175,000	$175,000

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

The Second Amended and Restated Note Purchase Agreement includes customary events of default and covenants that, among other things, require the Company to maintain a minimum consolidated tangible net worth and regulatory net capital, limit the Company's leverage ratio and require the Company to maintain a minimum ratio of operating cash flow to fixed charges. At September 30, 2016, the Company was in compliance with all covenants.

The senior notes are recorded at amortized cost. As of September 30, 2016, the carrying value of the variable rate Class A Notes approximated fair value. As of September 30, 2016, the fair value of the fixed rate Class C Notes was approximately $127.5 million.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Operating Lease Commitments

The Company leases office space throughout the United States and in a limited number of foreign countries where the Company’s international operations reside. Aggregate minimum lease commitments under operating leases as of September 30, 2016 are as follows:

(Dollars in thousands)
Remainder of 2016	$3,961
2017	14,060
2018	13,144
2019	11,495
2020	10,996
Thereafter	26,707
$80,363

Note 15 Restructuring

The Company incurred the following pre-tax restructuring charges within the Capital Markets segment primarily in conjunction with the Simmons acquisition discussed in Note 3.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Severance, benefits and outplacement costs	$—	$1,017	$6,608	$1,017
Vacated redundant leased office space	—	—	1,320	—
Contract termination costs	—	232	1,026	232
Total pre-tax restructuring charges	$—	$1,249	$8,954	$1,249

Note 16 Shareholders’ Equity

Share Repurchases

Effective August 14, 2015, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2017. During the nine months ended September 30, 2016, the Company repurchased 1,536,226 shares at an average price of $38.89 per share for an aggregate purchase price of $59.7 million related to this authorization. The Company has $71.8 million remaining under this authorization.

The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. The Company purchased 255,164 shares and 270,922 shares, or $10.7 million and $14.1 million of the Company’s common stock for this purpose during the nine months ended September 30, 2016 and 2015, respectively.

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 17. During the nine months ended September 30, 2016 and 2015, the Company issued 731,758 shares and 485,251 shares, respectively, related to these obligations.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders’ proportionate share of the equity in a merchant banking fund of $31.8 million, a municipal bond fund with employee investors of $9.1 million and a senior living fund aggregating $13.6 million as of September 30, 2016. As of December 31, 2015, noncontrolling interests included the minority equity holders’ proportionate share of the equity in a merchant banking fund of $31.8 million, a municipal bond fund with employee investors of $7.0 million and private investment vehicles aggregating $10.4 million.

Ownership interests in entities held by parties other than the Company’s common shareholders are presented as noncontrolling interests within shareholders’ equity, separate from the Company’s own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company’s common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the nine months ended September 30, 2016 and 2015, respectively.

The following table presents the changes in shareholders' equity for the nine months ended September 30, 2016:

	Common	Common		Total
	Shares	Shareholders’	Noncontrolling	Shareholders’
(Amounts in thousands, except share amounts)	Outstanding	Equity	Interests	Equity
Balance at December 31, 2015	13,311,016	$783,659	$49,161	$832,820
Net income	—	15,033	4,602	19,635
Amortization/issuance of restricted stock (1)	—	57,015	—	57,015
Issuance of treasury shares for options exercised	2,500	103	—	103
Issuance of treasury shares for restricted stock vestings	729,258	—	—	—
Repurchase of common stock through share repurchase program	(1,536,226)	(59,739)	—	(59,739)
Repurchase of common stock for employee tax withholding	(255,164)	(10,689)	—	(10,689)
Excess tax benefit from stock-based compensation	—	16	—	16
Shares reserved/issued for director compensation	23,518	925	—	925
Other comprehensive loss	—	(1,843)	—	(1,843)
Deconsolidation of investment partnerships (2)	—	—	(9,415)	(9,415)
Fund capital contributions, net	—	—	10,189	10,189
Balance at September 30, 2016	12,274,902	$784,480	$54,537	$839,017

(1)	Includes amortization of restricted stock as part of deal consideration for the acquisition of Simmons. See Note 3 for further discussion.

(2)	The Company deconsolidated certain investment partnerships upon adoption of ASU 2015-02. See Note 2 for further discussion.

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

The following table provides a summary of the Company’s outstanding equity awards (in shares or units) as of September 30, 2016:

Incentive Plan
Restricted Stock
Annual grants	1,320,271
Sign-on grants	292,809
1,613,080
Inducement Plan
Restricted Stock	274,430

Total restricted stock related to compensation	1,887,510

Simmons Deal Consideration (1)	1,029,251

Total restricted stock outstanding	2,916,761

Incentive Plan
Restricted Stock Units
Market condition leadership grants	374,460

Incentive Plan
Stock Options	132,288

(1)	The Company issued restricted stock with service conditions as part of deal consideration for the acquisition of Simmons. See Note 3 for further discussion.

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company’s employees and directors for up to 8.2 million shares of common stock (0.9 million shares remained available for future issuance under the Incentive Plan as of September 30, 2016). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.

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

Restricted Stock Units

The Company grants restricted stock units to its leadership team (“Leadership Grants”). The units will vest and convert to shares of common stock at the end of each 36-month performance period only if the Company's stock performance satisfies predetermined market conditions over the performance period. Under the terms of the grants, the number of units that will vest and convert to shares will be based on the Company's stock performance achieving specified targets during each performance period as described below. Compensation expense is amortized on a straight-line basis over the three-year requisite service period based on the fair value of the award on the grant date. The market condition must be met for the awards to vest and compensation cost will be recognized regardless if the market condition is satisfied. Employees forfeit unvested share units upon termination of employment with a corresponding reversal of compensation expense.

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

Stock-Based Compensation Activity

The Company recorded compensation expense of $17.9 million and $8.2 million for the three months ended September 30, 2016 and 2015, respectively, and $41.6 million and $30.4 million for the nine months ended September 30, 2016 and 2015, respectively, related to employee restricted stock and restricted stock unit awards. Forfeitures were $0.5 million for the three months ended September 30, 2016, and $0.6 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively. Forfeitures were immaterial for the three months ended September 30, 2015. The tax benefit related to stock-based compensation costs totaled $6.6 million and $3.2 million for the three months ended September 30, 2016 and 2015, respectively, and $15.5 million and $11.8 million for the nine months ended September 30, 2016 and 2015, respectively.

The following table summarizes the changes in the Company’s unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2015	1,287,915	$46.20
Granted	2,341,453	41.68
Vested	(602,978)	44.99
Canceled	(109,629)	42.85
September 30, 2016	2,916,761	$42.95

The following table summarizes the changes in the Company’s unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2015	356,242	$22.18
Granted	135,483	19.93
Vested	(117,265)	21.32
Canceled	—	—
September 30, 2016	374,460	$21.63

As of September 30, 2016, there was $54.1 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.3 years.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the Company’s outstanding stock options:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2015	157,201	$50.35	1.6	$—
Granted	—	—
Exercised	(2,500)	41.09
Canceled	—	—
Expired	(22,413)	59.83
September 30, 2016	132,288	$48.91	1.1	$696,825

Options exercisable at September 30, 2016	132,288	$48.91	1.1	$696,825

As of September 30, 2016, there was no unrecognized compensation cost related to stock options expected to be recognized over future years. The intrinsic value of options exercised and resulting tax benefit realized were immaterial for the nine months ended September 30, 2016. The intrinsic value of options exercised was $0.9 million, and the resulting tax benefit realized was $0.3 million for the nine months ended September 30, 2015.

Deferred Compensation Plans

The Company maintains various deferred compensation arrangements for employees.

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a percentage of their base salary, commissions and/or cash bonuses. The deferrals vest immediately and are non-forfeitable. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. Investments in the grantor trust, consisting of mutual funds, totaled $24.0 million and $14.6 million as of September 30, 2016 and December 31, 2015, respectively, and are included in investments on the consolidated statements of financial condition. The compensation deferred by the employees is expensed in the period earned. The deferred compensation liability was $24.1 million and $14.5 million as of September 30, 2016 and December 31, 2015, respectively. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

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

The Company recorded compensation expense of $6.6 million and $4.9 million for the three months ended September 30, 2016 and 2015, respectively, and $13.8 million and $18.8 million for the nine months ended September 30, 2016 and 2015, respectively, related to employee MFRS Awards. Total compensation cost includes year-end compensation for MFRS Awards and the amortization of sign-on MFRS Awards, less forfeitures. Forfeitures were immaterial for the three and nine months ended September 30, 2016 and 2015, respectively.

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

The computation of earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2016	2015	2016	2015
Net income applicable to Piper Jaffray Companies	$10,658	$4,831	$15,033	$38,802
Earnings allocated to participating securities (1)	(2,076)	(383)	(2,557)	(2,894)
Net income applicable to Piper Jaffray Companies’ common shareholders (2)	$8,582	$4,448	$12,476	$35,908

Shares for basic and diluted calculations:
Average shares used in basic computation	12,282	13,938	12,787	14,568
Stock options	16	14	14	26
Average shares used in diluted computation	12,298	13,952	12,801	14,594

Earnings per common share:
Basic	$0.70	$0.32	$0.98	$2.46
Diluted	$0.70	$0.32	$0.97	$2.46

(1)
Represents the allocation of earnings to participating securities. Losses are not allocated to participating securities. Participating securities include all of the Company’s unvested restricted shares. The weighted average participating shares outstanding were 2,974,676 and 1,199,864 for the three months ended September 30, 2016 and 2015, respectively, and 2,623,095 and 1,176,310 for the nine months ended September 30, 2016 and 2015, respectively.

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

The anti-dilutive effects from stock options were immaterial for the nine months ended September 30, 2016 and 2015, respectively.

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

Reportable segment financial results are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015

Capital Markets
Investment banking
Financing
Equities	$30,479	$24,290	$53,831	$94,621
Debt	30,898	20,446	80,195	69,082
Advisory services	75,230	47,135	204,971	121,653
Total investment banking	136,607	91,871	338,997	285,356

Institutional sales and trading
Equities	20,492	20,026	62,773	59,338
Fixed income	25,812	18,259	71,818	59,958
Total institutional sales and trading	46,304	38,285	134,591	119,296

Management and performance fees	1,353	1,898	4,112	3,926

Investment income	4,472	7,274	14,009	22,194

Long-term financing expenses	(2,253)	(1,668)	(6,838)	(4,781)

Net revenues	186,483	137,660	484,871	425,991

Operating expenses (1)	169,745	129,224	460,628	369,114

Segment pre-tax operating income	$16,738	$8,436	$24,243	$56,877

Segment pre-tax operating margin	9.0%	6.1%	5.0%	13.4%

Continued on next page

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015

Asset Management
Management and performance fees
Management fees	$13,903	$17,053	$39,587	$54,596
Performance fees	—	—	—	208
Total management and performance fees	13,903	17,053	39,587	54,804

Investment income/(loss)	461	(5,096)	428	(5,241)

Net revenues	14,364	11,957	40,015	49,563

Operating expenses (1)	12,651	13,605	35,856	42,501

Segment pre-tax operating income/(loss)	$1,713	$(1,648)	$4,159	$7,062

Segment pre-tax operating margin	11.9%	(13.8)%	10.4%	14.2%

Total
Net revenues	$200,847	$149,617	$524,886	$475,554

Operating expenses (1)	182,396	142,829	496,484	411,615

Pre-tax operating income	$18,451	$6,788	$28,402	$63,939

Pre-tax operating margin	9.2%	4.5%	5.4%	13.4%
(1)Operating expenses include intangible asset amortization expense as set forth in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Capital Markets	$6,623	$263	$11,239	$789
Asset Management	1,387	1,510	4,161	4,530
Total intangible asset amortization expense	$8,010	$1,773	$15,400	$5,319

Reportable segment assets are as follows:

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Capital Markets	$1,974,983	$1,870,272
Asset Management	236,340	268,246
	$2,211,323	$2,138,518

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

At September 30, 2016, net capital calculated under the SEC rule was $184.8 million, and exceeded the minimum net capital required under the SEC rule by $183.0 million.

The Company’s committed short-term credit facility and its senior notes include covenants requiring Piper Jaffray to maintain minimum net capital of $120 million. CP Notes issued under CP Series III A include a covenant that requires Piper Jaffray to maintain excess net capital of $120 million.

Piper Jaffray Ltd. and SCIL, broker dealer subsidiaries registered in the United Kingdom, are subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of September 30, 2016, Piper Jaffray Ltd. and SCIL were in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Jaffray Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At September 30, 2016, Piper Jaffray Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and exhibits included elsewhere in this report. Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include, among other things, statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2015 and in our subsequent reports filed with the SEC. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "External Factors Impacting Our Business" as well as the factors identified under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as updated in our subsequent reports filed with the SEC and under "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q. These reports are available at our Web site at www.piperjaffray.com and at the SEC Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

Explanation of Non-GAAP Financial Measures

We have included financial measures that are not prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These non-GAAP financial measures include adjustments to exclude (1) revenues and expenses related to noncontrolling interests, (2) amortization of intangible assets related to acquisitions, (3) compensation from acquisition-related agreements and (4) restructuring and acquisition integration costs. These adjustments affect the following financial measures: net revenues, compensation expenses, non-compensation expenses, net income applicable to Piper Jaffray Companies, earnings per diluted common share, return on average common shareholders' equity, segment net revenues, segment operating expenses, segment pre-tax operating income and segment pre-tax operating margin. Management believes that presenting these results and measures on an adjusted basis in conjunction with U.S. GAAP measures provides the most meaningful basis for comparison of our operating results across periods, and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with U.S. GAAP.

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

Since the second quarter of 2015, we have made significant progress on our strategic growth initiatives, primarily by expanding into new industry sectors within equity capital markets and the expansion of our fixed income middle market sales platform. The following is a summary of our most recent significant activity:

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

With respect to our Asset Management segment, an extended cycle of investors favoring passive investment vehicles over active management, combined with certain products having investment performance below their benchmarks, have reduced management and performance fees for this business and caused a corresponding decline in profitability. This business remains an important strategic focus for us, as it helps diversify our business mix from the Capital Markets segment. In the fourth quarter, we will conduct our annual goodwill impairment testing, including the goodwill associated with our Asset Management segment, which will be an area of focus for us given recent performance. For more information on our goodwill impairment testing in this area, please refer to our “Critical Accounting Policies” section.

Financial Highlights

	Three Months Ended			Nine Months Ended
(Amounts in thousands, except per share data)	Sept. 30,	Sept. 30,	Percent	Sept. 30,	Sept. 30,	Percent
	2016	2015	Inc/(Dec)	2016	2015	Inc/(Dec)
U.S. GAAP
Net revenues	$200,847	$149,617	34.2%	$524,886	$475,554	10.4%
Compensation and benefits expenses	135,186	96,132	40.6	356,770	295,543	20.7
Non-compensation expenses	47,210	46,697	1.1	139,714	116,072	20.4
Net income applicable to Piper Jaffray Companies	10,658	4,831	120.6	15,033	38,802	(61.3)
Earnings per diluted common share	$0.70	$0.32	118.8	$0.97	$2.46	(60.6)

Non-GAAP(1)
Adjusted net revenues	$199,001	$148,394	34.1%	$518,396	$468,012	10.8%
Adjusted compensation and benefits expenses	127,010	95,442	33.1	335,226	292,698	14.5
Adjusted non-compensation expenses	38,632	42,589	(9.3)	112,220	106,247	5.6
Adjusted net income applicable to Piper Jaffray Companies	20,976	7,250	189.3	45,523	44,703	1.8
Adjusted earnings per diluted common share	$1.37	$0.48	185.4	$2.95	$2.83	4.2

For the three months ended September 30, 2016

•	Net revenues increased 34.2 percent from the year-ago period due primarily to higher investment banking revenues. Higher fixed income institutional brokerage revenues also contributed to the increase.

•
Compensation and benefits expenses increased 40.6 percent compared with the prior-year period due to higher compensation expenses arising from increased revenues, as well as higher acquisition-related compensation costs.

•
Non-compensation expenses were up slightly compared to the year-ago period. In the third quarter of 2016, non-compensation expenses included intangible amortization expense and other incremental costs related to our recent acquisitions of Simmons, BMO GKST and River Branch. Non-compensation expenses in the prior-year period included a $9.8 million charge related to a legal settlement.

•
Adjusted earnings per diluted common share was $1.37 for the three months ended September 30, 2016, compared to $0.48 per diluted common share in the year-ago period. On an adjusted basis, the impact of the $9.8 million, pre-tax, legal settlement charge was $0.39 per diluted common share in the third quarter of 2015.

For the nine months ended September 30, 2016

•
Net revenues increased 10.4 percent from the year-ago period, as higher debt financing, advisory services and fixed income institutional brokerage revenues were partially offset by lower equity financing and asset management revenues.

•
Compensation and benefits expenses were up 20.7 percent compared to the year-ago period due primarily to higher compensation expenses arising from increased revenues, as well as additional compensation expenses associated with our recent acquisitions.

•
For the nine months ended September 30, 2016, non-compensation expenses increased 20.4 percent compared with the nine months ended September 30, 2015, as higher acquisition-related expenses and higher costs as a result of business expansion were partially offset by a $9.8 million settlement of a legal matter in the prior-year period.

•
For the twelve months ended September 30, 2016, our rolling twelve month return on average common shareholders' equity was 3.6 percent, compared with 6.3 percent for the rolling twelve months ended September 30, 2015. On an adjusted basis, we generated a rolling twelve month return on average common shareholders' equity of 8.4 percent(2) for the twelve months ended September 30, 2016, compared with 7.3 percent(2) for rolling twelve months ended September 30, 2015.

(1)	Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2016	2015	2016	2015
Net revenues:
Net revenues – U.S. GAAP basis	$200,847	$149,617	$524,886	$475,554
Adjustments:
Revenue related to noncontrolling interests	(1,846)	(1,223)	(6,490)	(7,542)
Adjusted net revenues	$199,001	$148,394	$518,396	$468,012

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$135,186	$96,132	$356,770	$295,543
Adjustments:
Compensation from acquisition-related agreements	(8,176)	(690)	(21,544)	(2,845)
Adjusted compensation and benefits	$127,010	$95,442	$335,226	$292,698

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$47,210	$46,697	$139,714	$116,072
Adjustments:
Non-compensation expenses related to noncontrolling interests	(568)	(839)	(1,888)	(3,010)
Restructuring and integration costs	—	(1,496)	(10,206)	(1,496)
Amortization of intangible assets related to acquisitions	(8,010)	(1,773)	(15,400)	(5,319)
Adjusted non-compensation expenses	$38,632	$42,589	$112,220	$106,247

Net income applicable to Piper Jaffray Companies:
Net income applicable to Piper Jaffray Companies – U.S. GAAP basis	$10,658	$4,831	$15,033	$38,802
Adjustments:
Compensation from acquisition-related agreements	5,424	422	14,067	1,738
Restructuring and integration costs	—	914	7,014	914
Amortization of intangible assets related to acquisitions	4,894	1,083	9,409	3,249
Adjusted net income applicable to Piper Jaffray Companies	$20,976	$7,250	$45,523	$44,703

Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$0.70	$0.32	$0.97	$2.46
Adjustments:
Compensation from acquisition-related agreements	0.36	0.03	0.91	0.11
Restructuring and integration costs	—	0.06	0.45	0.06
Amortization of intangible assets related to acquisitions	0.32	0.07	0.61	0.21
Adjusted earnings per diluted common share	$1.37	$0.48	$2.95	$2.83

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

Factors that differentiate our business within the financial services industry also may affect our financial results. For example, our capital markets business focuses on specific industry sectors while serving principally middle-market clientele. If the business environment for our focus sectors is impacted adversely, our business and results of operations could reflect these impacts. In addition, our business, with its specific areas of focus and investment, may not track overall market trends. Given the variability of the capital markets and securities businesses, our earnings may fluctuate significantly from period to period, and results for any individual period should not be considered indicative of future results.

Outlook for the remainder of 2016

We believe the U.S. economy will continue its sluggish growth pattern for the remainder of 2016. Risks to continued growth include, among other factors, ongoing or accelerating weakness in major international economies, European economic uncertainty following the Brexit vote, and geopolitical conditions, any of which, or in some combination, could adversely impact the rate of growth in the U.S. and could inject volatility into the U.S. equity and debt markets. The 2016 U.S. presidential election also could influence the volatility or direction of markets based on investors’ assessment of the outcome and the overall political outlook in the United States. In addition, the U.S. Federal Reserve has signaled its intent to begin moving to a more normalized interest rate environment, likely in the coming months, in light of the continued solid performance of the labor market and the outlook for economic activity and inflation. A rising interest rate environment may have an adverse impact to certain of our businesses.

Equity capital raising conditions improved in the third quarter of 2016 after a sluggish start to the year, driven by low volatility and improving equity valuations. We believe that equity financing activity will remain relatively consistent through the end of the year, absent any episodes of heightened volatility or significant declines in equity market valuations. While lower volatility benefited our capital raising business, it adversely impacted our equity sales and trading business; however, sustained market volatility or prolonged market correction may be disruptive to our capital raising activities. Mergers and acquisition activity levels were strong in our advisory services business in the third quarter of 2016, outpacing markets in which we compete that were generally flat to declining. We believe this business will continue to perform well through the end of 2016 on the strength of our market position, recent investments, and sustained CEO confidence levels. Advisory services revenues for any given quarter are impacted by the timing and size of the deals' closings, which can result in fluctuations in revenues period over period.

Fixed income market conditions continued to be accommodative in the third quarter of 2016 as market-wide municipal issuance volumes remained strong and sales and trading volumes increased. Our geographic range and industry expertise drove our strong performance in public finance. We believe that the current level of municipal debt underwriting activity will continue into the fourth quarter of 2016. Higher trading volumes and a broader trading platform drove our fixed income institutional brokerage revenues in the current quarter; however, periods of interest rate uncertainty or volatility may adversely impact our fixed income institutional brokerage business. We generally anticipate maintaining a conservative bias in managing our inventories and hedging strategies as we assess the quality and direction of the market on an ongoing basis.

Asset management revenues will continue to be affected by valuations and investment performance, as well as broad market trends, such as the shift from active to passive management. Our investment performance, both absolute and relative, will influence both the total amount of assets under management and the level of net flows into our products. The variety of investment strategies we offer may also impact the total assets under management and net flows we experience.

Results of Operations

Financial Summary for the three months ended September 30, 2016 and September 30, 2015

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	September 30,			September 30,
			2016
(Dollars in thousands)	2016	2015	v2015	2016	2015
Revenues:
Investment banking	$136,682	$91,640	49.2%	68.1%	61.2%
Institutional brokerage	42,189	34,182	23.4	21.0	22.8
Asset management	15,256	18,951	(19.5)	7.6	12.7
Interest	7,343	9,128	(19.6)	3.7	6.1
Investment income	4,806	831	478.3	2.4	0.6
Total revenues	206,276	154,732	33.3	102.7	103.4

Interest expense	5,429	5,115	6.1	2.7	3.4

Net revenues	200,847	149,617	34.2	100.0	100.0

Non-interest expenses:
Compensation and benefits	135,186	96,132	40.6	67.3	64.3
Outside services	10,288	9,316	10.4	5.1	6.2
Occupancy and equipment	8,743	7,025	24.5	4.4	4.7
Communications	7,845	6,234	25.8	3.9	4.2
Marketing and business development	7,629	6,965	9.5	3.8	4.7
Trade execution and clearance	2,008	1,982	1.3	1.0	1.3
Restructuring and integration costs	—	1,496	N/M	—	1.0
Intangible asset amortization expense	8,010	1,773	351.8	4.0	1.2
Other operating expenses	2,687	11,906	(77.4)	1.3	8.0
Total non-interest expenses	182,396	142,829	27.7	90.8	95.5

Income before income tax expense	18,451	6,788	171.8	9.2	4.5

Income tax expense	6,515	1,573	314.2	3.2	1.1

Net income	11,936	5,215	128.9	5.9	3.5

Net income applicable to noncontrolling interests	1,278	384	232.8	0.6	0.3

Net income applicable to Piper Jaffray Companies	$10,658	$4,831	120.6%	5.3%	3.2%
N/M – Not meaningful

For the three months ended September 30, 2016, we recorded net income applicable to Piper Jaffray Companies of $10.7 million. Net revenues for the three months ended September 30, 2016 were $200.8 million, a 34.2 percent increase compared to $149.6 million in the year-ago period. In the third quarter of 2016, investment banking revenues were $136.7 million, compared with $91.6 million in the prior-year period, due to strong performances in each of our investment banking businesses. For the three months ended September 30, 2016, institutional brokerage revenues increased 23.4 percent to $42.2 million, compared with $34.2 million in the third quarter of 2015, driven by higher fixed income institutional brokerage revenues. In the third quarter of 2016, asset management fees of $15.3 million were down 19.5 percent compared with $19.0 million in the third quarter of 2015 due to lower management fees from both our value equity and master limited partnership ("MLP") product offerings. For the three months ended September 30, 2016, net interest income was $1.9 million, compared with $4.0 million in the prior-year period. The decrease primarily resulted from lower interest income earned on mortgage-backed securities as a result of lower inventory balances, the liquidation of our municipal bond fund with outside investors in the second half of 2015, and additional interest expense on our senior notes due to an increase in the amount of debt outstanding and a higher cost as we shifted from variable to fixed rate through our refinancing in late 2015. In the third quarter of 2016, investment income was $4.8 million, compared with $0.8 million in the prior-year period. In the current quarter, we recorded gains on the investments in registered funds that we manage versus losses in the prior-year period, which were partially offset by lower gains on our investment and the noncontrolling interests in the merchant banking fund that we manage. Also, in the prior-year period, we recorded losses on our investment and the noncontrolling interests in the municipal bond fund with outside investors that we liquidated in the fourth quarter of 2015. Non-interest expenses were $182.4 million for the three months ended September 30, 2016, up 27.7 percent compared to $142.8 million in the prior-year period, due to increased compensation expense driven by higher revenues. Additionally, the third quarter of 2016 included incremental expenses from our expansion into the energy and financial institutions sectors over the past year, including an additional $6.2 million of intangible amortization expense resulting from our recent acquisitions. These increases were partially offset by lower legal reserves resulting from a $9.8 million settlement of a legal matter during the third quarter of 2015.

Consolidated Non-Interest Expenses

Compensation and Benefits – Compensation and benefits expenses, which are the largest component of our expenses, include salaries, incentive compensation, benefits, stock-based compensation, employment taxes, income associated with the forfeiture of stock-based compensation and other employee costs. A portion of compensation expense is comprised of variable incentive arrangements, including discretionary incentive compensation, the amount of which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits. Other compensation costs, primarily base salaries and benefits, are more fixed in nature. The timing of incentive compensation payments, which generally occur in February, has a greater impact on our cash position and liquidity than is reflected on our consolidated statements of operations. We have granted restricted stock with service conditions as a component of our acquisition deal consideration, which is amortized to compensation expense over the service period.

For the three months ended September 30, 2016, compensation and benefits expenses increased to $135.2 million, compared with $96.1 million in the corresponding period of 2015. Compensation and benefits expenses as a percentage of net revenues was 67.3 percent in the third quarter of 2016, compared with 64.3 percent in the third quarter of 2015. The increased compensation ratio was attributable to increased acquisition-related compensation.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses were $10.3 million in the third quarter of 2016, compared with $9.3 million in the corresponding period of 2015. Excluding the portion of expenses from non-controlled equity interests in our consolidated alternative asset management funds, outside services expenses increased 25.6 percent due primarily to higher professional fees, as well as incremental expenses related to our recent acquisitions.

Occupancy and Equipment – For the three months ended September 30, 2016, occupancy and equipment expenses increased 24.5 percent to $8.7 million, compared with $7.0 million for the three months ended September 30, 2015. The increase was primarily the result of incremental occupancy expenses from business expansion efforts associated with our acquisitions of River Branch and BMO GKST completed during the third and fourth quarters of 2015, respectively, and our acquisition of Simmons completed during the first quarter of 2016.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the three months ended September 30, 2016, communication expenses increased 25.8 percent to $7.8 million, compared with $6.2 million for the three months ended September 30, 2015, due to higher market data services, primarily resulting from additional headcount associated with our acquisitions of River Branch, BMO GKST, and Simmons.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. For the three months ended September 30, 2016, marketing and business development expenses increased 9.5 percent to $7.6 million, compared with $7.0 million in the corresponding period of 2015. The increase was driven by higher travel expenses, offset by a decline in third party marketing fees.

Trade Execution and Clearance – For the three months ended September 30, 2016, trade execution and clearance expenses were $2.0 million, flat compared with the corresponding period of 2015.

Restructuring and Integration Costs – In the third quarter of 2015, we recorded restructuring and integration costs of $1.5 million primarily related to the acquisitions of River Branch and BMO GKST. The expenses consisted of $1.0 million of severance benefits, $0.3 million of transaction costs, and $0.2 million of contract termination costs.

Intangible Asset Amortization Expense – Intangible asset amortization expense includes the amortization of definite-lived intangible assets consisting of customer relationships and the Simmons trade name. For the three months ended September 30, 2016, intangible asset amortization expense was $8.0 million, compared with $1.8 million in the three months ended September 30, 2015. The increase was due to incremental intangible amortization expense for the acquisitions of River Branch, BMO GKST, and Simmons. In the third quarter of 2016, we recorded a measurement period adjustment to reflect the final fair value of Simmons intangible assets. Based on this final fair value, we recorded additional amortization expense of $2.3 million in the third quarter.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses were $2.7 million in the third quarter of 2016, compared with $11.9 million in the third quarter of 2015. Legal reserves were higher in the third quarter of 2015 due to a $9.8 million charge resulting from settlement of a legal matter.

Income Taxes – For the three months ended September 30, 2016, our provision for income taxes was $6.5 million equating to an effective tax rate, excluding noncontrolling interests, of 37.9 percent, compared with $1.6 million in the prior-year period equating to an effective tax rate, excluding noncontrolling interests, of 24.6 percent. The reduced effective tax rate in the prior-year period was due to the impact of tax-exempt interest income representing a larger proportion of pre-tax income.

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

Throughout this section, we have presented segment results on both a U.S. GAAP and non-GAAP basis. Management believes that presenting adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin in conjunction with the U.S. GAAP measures provides a more meaningful basis for comparison of its operating results and underlying trends between periods, and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP segment results should be considered in addition to, not as a substitute for, the segment results prepared in accordance with U.S. GAAP.

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

Capital Markets

The following table sets forth the Capital Markets adjusted segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Three Months Ended September 30,
	2016				2015
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Financing
Equities	$30,479	$—	$—	$30,479	$24,290	$—	$—	$24,290
Debt	30,898	—	—	30,898	20,446	—	—	20,446
Advisory services	75,230	—	—	75,230	47,135	—	—	47,135
Total investment banking	136,607	—	—	136,607	91,871	—	—	91,871

Institutional sales and trading
Equities	20,492	—	—	20,492	20,026	—	—	20,026
Fixed income	25,399	413	—	25,812	18,259	—	—	18,259
Total institutional sales and trading	45,891	413	—	46,304	38,285	—	—	38,285

Management and performance fees	1,353	—	—	1,353	1,898	—	—	1,898

Investment income	3,039	1,433	—	4,472	6,051	1,223	—	7,274

Long-term financing expenses	(2,253)	—	—	(2,253)	(1,668)	—	—	(1,668)

Net revenues	184,637	1,846	—	186,483	136,437	1,223	—	137,660

Operating expenses	154,378	568	14,799	169,745	125,936	839	2,449	129,224

Segment pre-tax operating income	$30,259	$1,278	$(14,799)	$16,738	$10,501	$384	$(2,449)	$8,436

Segment pre-tax operating margin	16.4%			9.0%	7.7%			6.1%

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
Other adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Three Months Ended September 30,
(Dollars in thousands)	2016	2015
Compensation from acquisition-related agreements	$8,176	$690
Restructuring and integration costs	—	1,496
Amortization of intangible assets related to acquisitions	6,623	263
	$14,799	$2,449

Capital Markets net revenues on a U.S. GAAP basis were $186.5 million for the three months ended September 30, 2016, compared with $137.7 million in the prior-year period. For the three months ended September 30, 2016, adjusted net revenues were $184.6 million, compared with $136.4 million in the third quarter of 2015. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis.

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

In the third quarter of 2016, investment banking revenues increased 48.7 percent to $136.6 million, compared with $91.9 million in the corresponding period of the prior year. For the three months ended September 30, 2016, equity financing revenues were $30.5 million, an increase of 25.5 percent compared with $24.3 million in the prior-year period, due to more completed transactions and higher revenue per transaction. The equity capital raising environment continues to improve from the trough we experienced in the first quarter of 2016, driven by low volatility and improving equity valuations. Our results reflect strong, relative performance and included significant contributions from both the energy and financial institutions sectors. During the third quarter of 2016, we completed 25 equity financings, raising $4.9 billion for our clients, compared with 22 equity financings, raising $3.0 billion for our clients in the comparable year-ago period. Debt financing revenues for the three months ended September 30, 2016 were $30.9 million, up 51.1 percent compared with $20.4 million in the year-ago period, due to higher public finance revenues which resulted from robust market conditions, driven by low interest rates and increased new money issuance volumes, combined with increased market share attributable to our geographic expansion and other investments in the business. During the third quarter of 2016, we completed 180 negotiated municipal issues with a total par value of $3.8 billion, compared with 159 negotiated municipal issues with a total par value of $3.3 billion during the prior-year period. For the three months ended September 30, 2016, advisory services revenues were $75.2 million, up 59.6 percent compared to $47.1 million in the third quarter of 2015. The increase reflects our long-term effort to grow our advisory services business, including expansion into the energy and financial institutions sectors over the past year, as well as significant market share gains as our revenues increased more than 50 percent while mergers and acquisitions markets in which we compete were generally flat to declining. We completed 46 transactions with an aggregate enterprise value of $5.8 billion in the third quarter of 2016, compared with 23 transactions with an aggregate enterprise value of $7.0 billion in the third quarter of 2015.

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

For the three months ended September 30, 2016, institutional brokerage revenues were $46.3 million, an increase of 20.9 percent compared with $38.3 million in the prior-year period, due to higher fixed income institutional brokerage revenues. Equity institutional brokerage revenues were $20.5 million in the third quarter of 2016, compared with $20.0 million in the corresponding period of 2015. Incremental equity institutional brokerage revenues resulting from our expansion into the energy sector were offset by a decline in client trading volumes driven by low levels of volatility in the equity markets. For the three months ended September 30, 2016, fixed income institutional brokerage revenues were $25.8 million, up 41.4 percent compared with $18.3 million in the prior-year period, due to increased market volumes, particularly in the municipal asset class, as well as incremental revenues resulting from our acquisition of BMO GKST in the fourth quarter of 2015.

Management and performance fees include the fees generated from our energy, municipal bond, merchant banking and senior living funds with outside investors. For the three months ended September 30, 2016, management and performance fees were $1.4 million, compared with $1.9 million in the prior-year period, due to lower performance fees from our merchant banking fund, as well as lower management fees from a municipal bond fund, which we closed in the third quarter of 2015. The decrease was partially offset by incremental management fees generated from two energy funds, which we acquired with the Simmons acquisition.

Investment income includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our merchant banking fund, municipal bond fund, and other firm investments. For the three months ended September 30, 2016, investment income was $4.5 million, compared to $7.3 million in the corresponding period of 2015. In the third quarter of 2015, we recorded higher gains from the merchant banking fund that we manage. Excluding the impact of noncontrolling interests, adjusted investment income was $3.0 million for the three months ended September 30, 2016.

Long-term financing expenses primarily represent interest paid on our senior notes. For the three months ended September 30, 2016, long-term financing expenses increased to $2.3 million, from $1.7 million in the prior-year period, as we increased the amount of outstanding principal on our senior notes in the fourth quarter of 2015 from $125 million to $175 million.

Capital Markets segment pre-tax operating margin for the three months ended September 30, 2016 was 9.0 percent, compared with 6.1 percent for the corresponding period of 2015. Pre-tax operating margin was higher in the third quarter of 2016 compared to the prior-year period due to lower non-compensation costs resulting from a legal settlement in the third quarter of 2015. However, higher acquisition-related costs depressed the current quarter margin. Adjusted segment pre-tax operating margin for the three months ended September 30, 2016 was 16.4 percent, compared with 7.7 percent for the corresponding period of 2015. Adjusted pre-tax operating margin was higher compared to the third quarter of 2015 as non-compensation expenses decreased primarily as a result of a legal settlement in the prior-year period.

Asset Management

The following table sets forth the Asset Management segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Three Months Ended September 30,
	2016				2015
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
Value equity	$6,750	$—	$—	$6,750	$8,997	$—	$—	$8,997
MLP	7,153	—	—	7,153	8,056	—	—	8,056
Total management fees	13,903	—	—	13,903	17,053	—	—	17,053

Performance fees
Value equity	—	—	—	—	—	—	—	—
MLP	—	—	—	—	—	—	—	—
Total performance fees	—	—	—	—	—	—	—	—

Total management and performance fees	13,903	—	—	13,903	17,053	—	—	17,053

Investment income/(loss)	461	—	—	461	(5,096)	—	—	(5,096)

Total net revenues	14,364	—	—	14,364	11,957	—	—	11,957

Operating expenses	11,264	—	1,387	12,651	12,095	—	1,510	13,605

Segment pre-tax operating income/(loss)	$3,100	$—	$(1,387)	$1,713	$(138)	$—	$(1,510)	$(1,648)

Segment pre-tax operating margin	21.6%			11.9%	(1.2)%			(13.8)%

Adjusted segment pre-tax operating margin excluding investment income/(loss) (2)	19.0%				29.1%

(1)
Other Adjustments – Amortization of intangible assets related to acquisitions of $1.4 million and $1.5 million for the three months ended September 30, 2016 and 2015, respectively, is not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented.

(2)
Management believes that presenting adjusted segment pre-tax operating margin excluding investment income/(loss) provides the most meaningful basis for comparison of Asset Management operating results across periods.

Management and performance fee revenues comprise the revenues generated through management and investment advisory services performed for separately managed accounts, registered funds and partnerships. Client asset inflows and outflows and investment performance have a direct effect on management and performance fee revenues. Management fees are generally based on the level of assets under management ("AUM") measured monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations or net client asset flows, will result in a corresponding increase or decrease in management fees. Fees vary with the type of assets managed and the vehicle in which they are managed. Performance fees are earned when the investment return on AUM exceeds certain benchmark targets or other performance targets over a specified measurement period. The level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in total AUM. The majority of performance fees, if earned, are generally recorded in the fourth quarter of the applicable year or upon withdrawal of client assets. At September 30, 2016, approximately five percent of our AUM was eligible to earn performance fees.

For the three months ended September 30, 2016, management fees were $13.9 million, a decrease of 18.5 percent, compared with $17.1 million in the prior-year period, due to lower management fees from both our value equity and MLP product offerings. In the third quarter of 2016, management fees related to our value equity strategies were $6.8 million, down 25.0 percent compared to $9.0 million in the corresponding period of 2015, driven by lower average AUM resulting from net client outflows. The majority of these outflows were in the first quarter of 2016, and have stabilized as the year progressed with significantly lower net outflows in the last two quarters. Management fees from our MLP strategies decreased 11.2 percent in the third quarter of 2016 to $7.2 million, compared with $8.1 million in the third quarter of 2015. The decline in management fees resulted from lower average AUM, driven by a decline in MLP valuations in the second half of 2015.

Investment income/(loss) includes gains and losses from our investments in registered funds and private funds or partnerships that we manage. For the three months ended September 30, 2016, investment income was $0.5 million compared with a loss of $5.1 million for the prior-year period.

Segment pre-tax operating margin for the three months ended September 30, 2016 was 11.9 percent, compared to a negative 13.8 percent for the three months ended September 30, 2015. The variability in investment income/(loss), along with lower management fees, drove the variance in segment pre-tax operating margin. Excluding investment income/(loss) on firm capital invested in our strategies, adjusted operating margin declined from 29.1 percent in the third quarter of 2015 to 19.0 percent in the third quarter of 2016, due to lower management fees.

The following table summarizes the changes in our AUM for the periods presented:

			Twelve
	Three Months Ended		Months Ended
	September 30,		September 30,
(Dollars in millions)	2016	2015	2016
Value Equity
Beginning of period	$3,681	$5,757	$5,054
Net outflows	(103)	(208)	(1,585)
Net market appreciation/(depreciation)	300	(495)	409
End of period	$3,878	$5,054	$3,878

MLP
Beginning of period	$4,410	$5,626	$4,309
Net inflows/(outflows)	(122)	154	(148)
Net market appreciation/(depreciation)	263	(1,471)	390
End of period	$4,551	$4,309	$4,551

Total
Beginning of period	$8,091	$11,383	$9,363
Net outflows	(225)	(54)	(1,733)
Net market appreciation/(depreciation)	563	(1,966)	799
End of period	$8,429	$9,363	$8,429

Total AUM was $8.4 billion at September 30, 2016. Both value equity and MLP AUM increased during the quarter as net market appreciation more than offset net client outflows.

Financial Summary for the nine months ended September 30, 2016 and September 30, 2015

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
			2016
(Dollars in thousands)	2016	2015	v2015	2016	2015
Revenues:
Investment banking	$338,034	$284,786	18.7%	64.4%	59.9%
Institutional brokerage	122,423	106,879	14.5	23.3	22.5
Asset management	43,699	58,730	(25.6)	8.3	12.3
Interest	24,094	32,755	(26.4)	4.6	6.9
Investment income	14,019	10,123	38.5	2.7	2.1
Total revenues	542,269	493,273	9.9	103.3	103.7

Interest expense	17,383	17,719	(1.9)	3.3	3.7

Net revenues	524,886	475,554	10.4	100.0	100.0

Non-interest expenses:
Compensation and benefits	356,770	295,543	20.7	68.0	62.1
Outside services	28,923	26,385	9.6	5.5	5.5
Occupancy and equipment	25,311	20,791	21.7	4.8	4.4
Communications	22,469	17,650	27.3	4.3	3.7
Marketing and business development	23,804	21,186	12.4	4.5	4.5
Trade execution and clearance	5,686	5,956	(4.5)	1.1	1.3
Restructuring and integration costs	10,206	1,496	582.2	1.9	0.3
Intangible asset amortization expense	15,400	5,319	189.5	2.9	1.1
Other operating expenses	7,915	17,289	(54.2)	1.5	3.6
Total non-interest expenses	496,484	411,615	20.6	94.6	86.6

Income before income tax expense	28,402	63,939	(55.6)	5.4	13.4

Income tax expense	8,767	20,605	(57.5)	1.7	4.3

Net income	19,635	43,334	(54.7)	3.7	9.1

Net income applicable to noncontrolling interests	4,602	4,532	1.5	0.9	1.0

Net income applicable to Piper Jaffray Companies	$15,033	$38,802	(61.3)%	2.9%	8.2%

Except as discussed below, the description of non-interest expense and net revenues as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.

For the nine months ended September 30, 2016, we recorded net income applicable to Piper Jaffray Companies of $15.0 million. Net revenues for the nine months ended September 30, 2016 were $524.9 million, compared to $475.6 million in the year-ago period. In the first nine months of 2016, investment banking revenues were $338.0 million, up 18.7 percent compared with $284.8 million in the prior-year period as higher advisory services and debt financing revenues were partially offset by lower equity financing revenues. For the nine months ended September 30, 2016, institutional brokerage revenues increased 14.5 percent to $122.4 million, compared with $106.9 million in the first nine months of 2015, due to higher fixed income and equity institutional brokerage revenues driven by business expansion. In the first nine months of 2016, asset management fees decreased 25.6 percent to $43.7 million, compared with $58.7 million in the first nine months of 2015, due to lower management fees from our value equity and MLP product offerings. In the first nine months of 2016, net interest income decreased to $6.7 million, compared with $15.0 million in the prior-year period. The decrease primarily resulted from the liquidation of our municipal bond fund with outside investors in the second half of 2015, and additional interest expense on our senior notes. In addition, we had lower interest income earned on mortgage-backed and convertible securities as a result of lower inventory balances. For the nine months ended September 30, 2016, investment income was $14.0 million, compared with $10.1 million in the prior-year period. Non-interest expenses were $496.5 million for the nine months ended September 30, 2016, compared with $411.6 million in the year-ago period. The increase was primarily due to higher compensation expense driven by increased revenues and higher expenses resulting from our recent acquisitions and business expansion. Partially offsetting this increase was lower legal reserves associated with a $9.8 million legal settlement in the third quarter of 2015.

Consolidated Non-Interest Expenses

Restructuring and Integration Costs – For the nine months ended September 30, 2016, we recorded restructuring and acquisition integration costs of $10.2 million primarily related to the acquisition of Simmons. The expenses consisted of $6.6 million of severance, benefits and outplacement costs, $1.3 million of vacated redundant leased office space, $1.3 million of transaction costs, and $1.0 million of contract termination costs. For the nine months ended September 30, 2015, we recorded restructuring and integration costs of $1.5 million primarily related to the acquisitions of River Branch and BMO GKST. The expenses consisted of $1.0 million of severance benefits, $0.3 million of transaction costs, and $0.2 million of contract termination costs.

Income Taxes – For the nine months ended September 30, 2016, our provision for income taxes was $8.8 million equating to an effective tax rate, excluding noncontrolling interests, of 36.8 percent, compared with $20.6 million in the prior-year period equating to an effective tax rate, excluding noncontrolling interests, of 34.7 percent.

Segment Performance

Capital Markets

The following table sets forth the Capital Markets adjusted segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Nine Months Ended September 30,
	2016				2015
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Financing
Equities	$53,831	$—	$—	$53,831	$94,621	$—	$—	$94,621
Debt	80,195	—	—	80,195	69,082	—	—	69,082
Advisory services	204,971	—	—	204,971	121,653	—	—	121,653
Total investment banking	338,997	—	—	338,997	285,356	—	—	285,356

Institutional sales and trading
Equities	62,773	—	—	62,773	59,338	—	—	59,338
Fixed income	70,665	1,153	—	71,818	59,958	—	—	59,958
Total institutional sales and trading	133,438	1,153	—	134,591	119,296	—	—	119,296

Management and performance fees	4,112	—	—	4,112	3,926	—	—	3,926

Investment income	8,672	5,337	—	14,009	14,652	7,542	—	22,194

Long-term financing expenses	(6,838)	—	—	(6,838)	(4,781)	—	—	(4,781)

Net revenues	478,381	6,490	—	484,871	418,449	7,542	—	425,991

Operating expenses	415,760	1,888	42,980	460,628	361,188	3,010	4,916	369,114

Segment pre-tax operating income	$62,621	$4,602	$(42,980)	$24,243	$57,261	$4,532	$(4,916)	$56,877

Segment pre-tax operating margin	13.1%			5.0%	13.7%			13.4%

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
Other adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Compensation from acquisition-related agreements	$21,544	$2,631
Restructuring and integration costs	10,197	1,496
Amortization of intangible assets related to acquisitions	11,239	789
	$42,980	$4,916

Capital Markets net revenues on a U.S. GAAP basis were $484.9 million for the nine months ended September 30, 2016, compared with $426.0 million in the prior-year period. In the first nine months of 2016, Capital Markets adjusted net revenues were $478.4 million, compared with $418.4 million in the first nine months of 2015. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis.

In the first nine months of 2016, investment banking revenues increased to $339.0 million, compared with $285.4 million in the corresponding period of the prior year. For the nine months ended September 30, 2016, equity financing revenues were $53.8 million, a decrease of 43.1 percent compared with $94.6 million in the prior-year period, due primarily to fewer completed transactions during the first half of 2016. On a year-to-date basis, the overall fee pool in our markets is down approximately 50 percent. During the first nine months of 2016, we completed 48 equity financings, raising $9.7 billion for our clients, compared with 83 equity financings, raising $15.5 billion for our clients in the year-ago period. Debt financing revenues for the nine months ended September 30, 2016 were $80.2 million, up 16.1 percent compared with $69.1 million in the year-ago period, due to higher public finance revenues. Higher revenue per transaction, as well as gains in market share and favorable market conditions, drove the increase in revenues. During the first nine months of 2016, we completed 512 negotiated municipal issues with a total par value of $11.6 billion, compared with 527 negotiated municipal issues with a total par value of $11.7 billion during the prior-year period. For the nine months ended September 30, 2016, advisory services revenues increased 68.5 percent to $205.0 million, compared with $121.7 million in the first nine months of 2015, due to more completed transactions. We completed 104 transactions with an aggregate enterprise value of $14.1 billion in the first nine months of 2016, compared with 57 transactions with an aggregate enterprise value of $13.0 billion in the first nine months of 2015.

For the nine months ended September 30, 2016, institutional brokerage revenues increased 12.8 percent to $134.6 million, compared with $119.3 million in the prior-year period. Equity institutional brokerage revenues increased to $62.8 million in the first nine months of 2016, compared with $59.3 million in the corresponding period of 2015. For the nine months ended September 30, 2016, fixed income institutional brokerage revenues were $71.8 million, up 19.8 percent compared with $60.0 million in the prior-year period, due to increased market volumes, particularly in the municipal asset class, as well as incremental revenues from the BMO GKST acquisition.

For the nine months ended September 30, 2016, management and performance fees were $4.1 million, up slightly compared with $3.9 million in the prior-year period.

For the nine months ended September 30, 2016, investment income was $14.0 million, compared to $22.2 million in the corresponding period of 2015. In the first nine months of 2015, we recored higher gains in our merchant banking fund.

For the nine months ended September 30, 2016, long-term financing expenses increased to $6.8 million, compared with $4.8 million in the prior-year period, due to an increase in the amount of outstanding principal on our senior notes in the fourth quarter of 2015.

Capital Markets segment pre-tax operating margin for the nine months ended September 30, 2016 was 5.0 percent, compared with 13.4 percent for the corresponding period of 2015. The decrease in pre-tax operating margin was due to higher acquisition-related expenses. Adjusted segment pre-tax operating margin for the nine months ended September 30, 2016 was 13.1 percent, compared with 13.7 percent for the corresponding period of 2015.

Asset Management

The following table sets forth the Asset Management segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Nine Months Ended September 30,
	2016				2015
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
Value equity	$21,051	$—	$—	$21,051	$29,404	$—	$—	$29,404
MLP	18,536	—	—	18,536	25,192	—	—	25,192
Total management fees	39,587	—	—	39,587	54,596	—	—	54,596

Performance fees
Value equity	—	—	—	—	208	—	—	208
MLP	—	—	—	—	—	—	—	—
Total performance fees	—	—	—	—	208	—	—	208

Total management and performance fees	39,587	—	—	39,587	54,804	—	—	54,804

Investment income/(loss)	428	—	—	428	(5,241)	—	—	(5,241)

Total net revenues	40,015	—	—	40,015	49,563	—	—	49,563

Operating expenses	31,686	—	4,170	35,856	37,757	—	4,744	42,501

Segment pre-tax operating income	$8,329	$—	$(4,170)	$4,159	$11,806	$—	$(4,744)	$7,062

Segment pre-tax operating margin	20.8%			10.4%	23.8%			14.2%

Adjusted segment pre-tax operating margin excluding investment income/(loss) (2)	20.0%				31.1%

(1)	Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Compensation from acquisition-related agreements	$—	$214
Restructuring and integration costs	9	—
Amortization of intangible assets related to acquisitions	4,161	4,530
	$4,170	$4,744

(2)
Management believes that presenting adjusted segment pre-tax operating margin excluding investment income/(loss) provides the most meaningful basis for comparison of Asset Management operating results across periods.

For the nine months ended September 30, 2016, management fees were $39.6 million, a decrease of 27.5 percent, compared with $54.6 million in the prior-year period, due to lower management fees from both our value equity and MLP product offerings. In the first nine months of 2016, management fees related to our value equity strategies were $21.1 million, down 28.4 percent compared to $29.4 million in the corresponding period of 2015, due to lower AUM. Management fees from our MLP strategies decreased 26.4 percent in the first nine months of 2016 to $18.5 million, compared with $25.2 million in the first nine months of 2015, due to lower average AUM, partially offset by a slightly higher average effective revenue yield. Our average effective revenue yield for our MLP strategies was 62 basis points for the nine months ended September 30, 2016, compared to 60 basis points for the corresponding period in the prior year.

Segment pre-tax operating margin for the nine months ended September 30, 2016 was 10.4 percent, compared to 14.2 percent for the nine months ended September 30, 2015. Excluding investment loss on firm capital invested in our strategies, adjusted operating margin declined from 31.1 percent in the first nine months of 2015 to 20.0 percent in the first nine months of 2016, due to lower management fees.

The following table summarizes the changes in our AUM for the periods presented:

			Twelve
	Nine Months Ended		Months Ended
	September 30,		September 30,
(Dollars in millions)	2016	2015	2016
Value Equity
Beginning of period	$4,954	$5,758	$5,054
Net outflows	(1,379)	(366)	(1,585)
Net market appreciation/(depreciation)	303	(338)	409
End of period	$3,878	$5,054	$3,878

MLP
Beginning of period	$3,924	$5,711	$4,309
Net inflows/(outflows)	(193)	389	(148)
Net market appreciation/(depreciation)	820	(1,791)	390
End of period	$4,551	$4,309	$4,551

Total
Beginning of period	$8,878	$11,469	$9,363
Net inflows/(outflows)	(1,572)	23	(1,733)
Net market appreciation/(depreciation)	1,123	(2,129)	799
End of period	$8,429	$9,363	$8,429

Total AUM decreased $0.4 billion to $8.4 billion in the first nine months of 2016. Value equity AUM was $3.9 billion at September 30, 2016, compared with $5.0 billion at December 31, 2015 as net client outflows of $1.4 billion during the period were partially offset by net market appreciation of $0.3 billion. The asset management industry has experienced an ongoing trend of investors favoring passive investment vehicles over active management. Our AUM outflows in the first nine months of 2016 reflected the impact of this trend, including a large investor in our all-cap product shifting to a passive investment. In addition, performance in our small/mid-cap and all-cap value strategies has lagged their relative benchmarks which has contributed to client outflows. MLP AUM increased to $4.6 billion in the first nine months of 2016 as we experienced net market appreciation of $0.8 billion which more than offset net client outflows of $0.2 billion during the period.

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

See the "Critical Accounting Policies" section and Note 2, "Summary of Significant Accounting Policies" to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for further information. See also Note 2, "Accounting Policies and Pronouncements" in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for changes to our significant accounting policies.

We anticipate completing our 2016 annual goodwill and intangible asset impairment testing in the fourth quarter of 2016. Impairment charges resulting from this valuation analysis could materially adversely affect our results of operations.

At September 30, 2016, $196.8 million of our goodwill balance relates to our Asset Management segment. The estimated fair value of the Asset Management segment exceeded the related carrying value by approximately 45 percent as of October 31, 2015, the date of our most recent annual impairment testing. Our Asset Management segment has experienced significant net client outflows of AUM in 2016, primarily related to our value equity strategies, due to investment performance below benchmarks and an extended cycle of investors favoring passive investment vehicles over active management. This level of outflows was not anticipated at the time of the 2015 annual impairment assessment, however, AUM outflows have been partially offset by net market appreciation. For the nine months ended September 30, 2016, management and performance fees have declined 27.8 percent compared to the prior-year period, and profitability has declined 41.1 percent over the same time period. Changes in the assumptions underlying projected cash flows from the reporting unit or its EBITDA multiple, such as those resulting from market conditions or other factors, could result in an impairment of goodwill related to our Asset Management segment.

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

Effective August 14, 2015, our board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2017. During the nine months ended September 30, 2016, we repurchased 1,536,226 shares of our common stock at an average price of $38.89 per share for an aggregate purchase price of $59.7 million related to this authorization. We have $71.8 million remaining under this authorization.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the first nine months of 2016, we purchased 255,164 shares or $10.7 million of our common shares for this purpose.

Leverage

The following table presents total assets, adjusted assets, total shareholders’ equity and tangible shareholders’ equity with the resulting leverage ratios as of:

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Total assets	$2,211,323	$2,138,518
Deduct: Goodwill and intangible assets	(320,480)	(248,506)
Deduct: Assets from noncontrolling interests	(120,887)	(88,590)
Adjusted assets	$1,769,956	$1,801,422

Total shareholders' equity	$839,017	$832,820
Deduct: Goodwill and intangible assets	(320,480)	(248,506)
Deduct: Noncontrolling interests	(54,537)	(49,161)
Tangible common shareholders' equity	$464,000	$535,153

Leverage ratio (1)	2.6	2.6

Adjusted leverage ratio (2)	3.8	3.4

(1)	Leverage ratio equals total assets divided by total shareholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders’ equity.

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

Short-term financing

Our day-to-day funding and liquidity is obtained primarily through the use of commercial paper issuance, repurchase agreements, prime broker agreements, and bank lines of credit, and is typically collateralized by our securities inventory. These funding sources are critical to our ability to finance and hold inventory, which is a necessary part of our institutional brokerage business. The majority of our inventory is liquid and is therefore funded by overnight or short-term facilities. Certain of these short-term facilities (i.e., committed line and commercial paper) have been established to mitigate changes in the liquidity of our inventory based on changing market conditions. In the case of our committed line, it is available to us regardless of changes in market liquidity conditions through the end of its term, although there may be limitations on the type of securities available to pledge. Our commercial paper program helps mitigate changes in market liquidity conditions given it is not an overnight facility, but provides funding with a term of 27 to 270 days. Our funding sources are also dependent on the types of inventory that our counterparties are willing to accept as collateral and the number of counterparties available. Funding is generally obtained at rates based upon the federal funds rate or the London Interbank Offer Rate.

Commercial Paper Program – Our U.S. broker dealer subsidiary, Piper Jaffray & Co., issues secured commercial paper to fund a portion of its securities inventory. This commercial paper is issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and is secured by different inventory classes, which is reflected in the interest rate paid on the respective program. The programs can issue with maturities of 27 to 270 days. CP Series III A includes a covenant that requires Piper Jaffray & Co. to maintain excess net capital of $120 million. The following table provides information about our commercial paper programs at September 30, 2016:

(Dollars in millions)	CP Series A	CP Series II A	CP Series III A
Maximum amount that may be issued	$300.0	$150.0	$125.0
Amount outstanding	105.4	20.0	52.9

Weighted average maturity, in days	67	8	17
Weighted average maturity at issuance, in days	150	96	42

Prime Broker Arrangements – Our municipal securities strategic trading activities are principally operated in a fund structure vehicle. We also previously managed a municipal bond fund with third party investors, which was liquidated in the second half of 2015. We have established an arrangement to obtain overnight financing by a single prime broker related to our strategic trading activities in municipal securities and the alternative asset management fund that we previously managed with outside investors. Additionally, we have established a second overnight financing arrangement with another broker dealer related to our convertible securities inventories. Financing under these arrangements is secured primarily by municipal securities, and collateral limitations could reduce the amount of funding available under these arrangements. Our prime broker financing activities are recorded net of receivables from trading activity. The funding is at the discretion of the prime brokers and could be denied subject to a notice period. At September 30, 2016, we had $247.5 million of financing outstanding under these prime broker arrangements.

Committed Lines – Our committed line is a one-year $250 million revolving secured credit facility. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co. to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 17, 2016. This credit facility has been in place since 2008 and we anticipate being able to renew the facility for another one-year term in the fourth quarter of 2016. At September 30, 2016, we had no advances against this line of credit.

Uncommitted Lines – We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $185 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have an uncommitted unsecured facility with one of these banks. All of these uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. More specifically, these lines are subject to approval by the respective bank each time an advance is requested and advances may be denied, which may be particularly true during times of market stress or market perceptions of our exposures. We manage our relationships with the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business. At September 30, 2016, we had no advances against these lines of credit.

The following tables present the average balances outstanding for our various short-term funding sources by quarter for 2016 and 2015, respectively.

	Average Balance for the Three Months Ended
(Dollars in millions)	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016
Funding source:
Repurchase agreements	$14.8	$28.9	$30.5
Commercial paper	235.8	279.7	279.2
Prime broker arrangements	200.6	169.2	159.0
Short-term bank loans	—	6.4	0.8
Total	$451.2	$484.2	$469.5

	Average Balance for the Three Months Ended
(Dollars in millions)	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015
Funding source:
Repurchase agreements	$25.5	$32.1	$76.9	$66.4
Commercial paper	277.5	276.8	256.3	245.1
Prime broker arrangements	109.4	139.8	242.8	167.1
Short-term bank loans	0.3	0.2	11.9	28.4
Total	$412.7	$448.9	$587.9	$507.0

The average funding in the third quarter of 2016 decreased to $451.2 million, compared with $484.2 million during the second quarter of 2016, due to a decline in funding from commercial paper as we continued to manage average inventory balances to lower levels.

The following table presents the maximum daily funding amount by quarter for 2016 and 2015, respectively.

(Dollars in millions)	2016	2015
First Quarter	$576.4	$949.8
Second Quarter	$669.7	$876.0
Third Quarter	$525.6	$666.1
Fourth Quarter		$531.7

Senior Notes

We have entered into variable and fixed rate senior notes with certain entities advised by Pacific Investment Management Company ("PIMCO"). The following table presents the outstanding balance by note class at September 30, 2016 and December 31, 2015, respectively.

	Outstanding Balance
	September 30,	December 31,
(Dollars in thousands)	2016	2015
Class A Notes	$50,000	$50,000
Class C Notes	125,000	125,000
Total senior notes	$175,000	$175,000

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

The Second Amended and Restated Note Purchase Agreement includes customary events of default and covenants that, among other things, require us to maintain a minimum consolidated tangible net worth and minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. At September 30, 2016, we were in compliance with all covenants.

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

	Remainder of	2017	2019	2021 and
(Dollars in millions)	2016	- 2018	- 2020	thereafter	Total
Operating lease obligations	$4.0	$27.2	$22.5	$26.7	$80.4

Capital Requirements

As a registered broker dealer and member firm of the Financial Industry Regulatory Authority (“FINRA”), Piper Jaffray & Co., our U.S. broker dealer subsidiary, is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At September 30, 2016, our net capital under the SEC’s uniform net capital rule was $184.8 million, and exceeded the minimum net capital required under the SEC rule by $183.0 million.

Although we operate with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our Capital Markets revenue producing activities.

Our committed short-term credit facility and its senior notes include covenants requiring Piper Jaffray & Co. to maintain minimum net capital of $120 million. CP Notes issued under CP Series III A include a covenant that requires Piper Jaffray & Co. to maintain excess net capital of $120 million.

At September 30, 2016, Piper Jaffray Ltd. and Simmons & Company International Limited, our broker dealer subsidiaries registered in the United Kingdom, were subject to, and were in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Jaffray Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At September 30, 2016, Piper Jaffray Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2019	2021		September 30,	December 31,
(Dollars in thousands)	2016	2017	2018	- 2020	- 2022	Later	2016	2015
Customer matched-book derivative contracts (1) (2)	$22,008	$40,950	$—	$69,226	$67,690	$3,307,644	$3,507,518	$4,392,440
Trading securities derivative contracts (2)	271,600	100,000	—	—	—	29,750	401,350	290,600
Credit default swap index contracts (2)	—	—	—	5,000	58,000	—	63,000	94,270
Futures and equity option derivative contracts (2)	271	—	—	—	—	—	271	2,345,037
Investment commitments (3)	—	—	—	—	—	—	24,587	32,819

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $184.9 million at September 30, 2016) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At September 30, 2016, we had $29.1 million of credit exposure with these counterparties, including $21.9 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At September 30, 2016 and December 31, 2015, the net fair value of these derivative contracts approximated $36.4 million and $31.8 million, respectively.

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

Loan Commitments

We may commit to bridge loan financing for our clients. We had no loan commitments outstanding at September 30, 2016.

Investment Commitments

Our private equity and principal investments, including those made as part of our merchant banking activities, are made through investments in limited partnerships or limited liability companies that provide financing or make investments in private equity funds. We commit capital or act as the managing partner of these entities.

We have committed capital to certain entities and these commitments generally have no specified call dates. We had $24.6 million of commitments outstanding at September 30, 2016, of which $15.6 million relate to an affiliated merchant banking fund and $5.5 million relate to an affiliated fund, which provides financing for senior living facilities.

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

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Interest Rate Risk	$423	$608
Equity Price Risk	170	119
Diversification Effect (1)	(82)	(66)
Total Value-at-Risk	$511	$661

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average VaR calculated for each component of market risk during the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively.

(Dollars in thousands)	High	Low	Average
For the Nine Months Ended September 30, 2016
Interest Rate Risk	$722	$251	$479
Equity Price Risk	412	6	151
Diversification Effect (1)			(69)
Total Value-at-Risk	$790	$362	$561

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2015
Interest Rate Risk	$853	$415	$582
Equity Price Risk	618	31	314
Diversification Effect (1)			(133)
Total Value-at-Risk	$1,128	$487	$763

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses exceeded our one-day VaR on eleven occasions during the first nine months of 2016.

The aggregate VaR as of September 30, 2016 was lower than the reported VaR on December 31, 2015. The decrease in VaR resulted from a decrease in overall inventories and increased hedging activities during the nine months ended September 30, 2016, due to continued uncertainty in the quality and direction of the markets.

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

We have concentrated counterparty credit exposure with five non-publicly rated entities totaling $29.1 million at September 30, 2016. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represents 75.2 percent, or $21.9 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

ITEM 4.    CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding disclosure.

During the third quarter of our fiscal year ending December 31, 2016, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The discussion of our business and operations should be read together with the legal proceedings contained in Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 1A.    RISK FACTORS.

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as updated in our subsequent reports on Form 10-Q filed with the SEC. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. The following information updates the risk factor of the same heading from our Annual Report on Form 10-K.

The use of estimates and valuations in measuring fair value involve significant estimation and judgment by management.

We make various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring fair value of certain financial instruments, investments in private companies, accounting for goodwill and intangible assets, establishing provisions for potential losses that may arise from litigation, and regulatory proceedings and tax examinations. Estimates are based on available information and judgment. Therefore, actual results could differ from our estimates and that difference could have a material effect on our consolidated financial statements. With respect to accounting for goodwill, we will be conducting our annual impairment testing in the fourth quarter, including testing of the goodwill associated with our Asset Management segment. Our Asset Management segment has experienced significant net client outflows of AUM in 2016, primarily related to our value equity strategies, due to investment performance below benchmarks and an extended cycle of investors favoring passive investment vehicles over active management. Changes in the assumptions underlying projected cash flows from the reporting unit or its EBITDA multiple, such as those resulting from market conditions or other factors, could result in an impairment of goodwill related to our Asset Management segment. Any impairment charges resulting from this valuation analysis could materially affect our results of operations.

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

Investments in private companies are valued based on an assessment of each underlying security, considering rounds of financing, third party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and EBITDA) and changes in market outlook, among other factors. These valuation techniques require significant management estimation and judgment.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2016.

				Total Number of Shares	Approximate Dollar
				Purchased as Part of	Value of Shares Yet to be
	Total Number of		Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased		Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(July 1, 2016 to July 31, 2016)	198,809	(2)	$39.91	185,211	$72	million
Month #2
(August 1, 2016 to August 31, 2016)	8,135		$43.17	—	$72	million
Month #3
(September 1, 2016 to September 30, 2016)	—		$—	—	$72	million
Total	206,944		$40.03	185,211	$72	million

(1)	Effective August 14, 2015, the our board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2017.

(2)
Consists of 185,211 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $39.78 per share, and 13,598 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $41.57.

ITEM 6.    EXHIBITS.

Exhibit		Method
Number	Description	of Filing

3.1	Amended and Restated Bylaws (as of August 5, 2016).	(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Filed herewith
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of September 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (v) the notes to the Consolidated Financial Statements.
Filed herewith
_______________________

(1)	Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2016, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 28, 2016.

PIPER JAFFRAY COMPANIES

By	/s/ Andrew S. Duff
Its	Chairman and Chief Executive Officer

By	/s/ Debbra L. Schoneman
Its	Chief Financial Officer

Exhibit Index

Exhibit		Method
Number	Description	of Filing

3.1	Amended and Restated Bylaws (as of August 5, 2016).	(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Filed herewith
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of September 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (v) the notes to the Consolidated Financial Statements.
Filed herewith
_______________________

(1)	Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2016, and incorporated by reference herein.