Form 10-K
period 2016-12-31
PIPER JAFFRAY COMPANIES
filed 2017-02-24
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐        Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑
The aggregate market value of the 14,421,778 shares of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates based upon the last sale price, as reported on the New York Stock Exchange, of the Common Stock on June 30, 2016 was approximately $544 million.
As of February 21, 2017, the registrant had 15,164,929 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s Proxy Statement for its 2017 Annual Meeting of Shareholders to be held on May 11, 2017.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2016 (this "Form 10-K") contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include, among other things, statements other than historical information or statements of current conditions and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of this Form 10-K and in our subsequent reports filed with the Securities and Exchange Commission ("SEC"). Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "Risk Factors" in Part I, Item 1A of this Form 10-K, as well as those factors discussed under "External Factors Impacting Our Business" included in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K and in our subsequent reports filed with the SEC. Our SEC reports are available at our Web site at www.piperjaffray.com and at the SEC’s Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

ITEM 1.     BUSINESS.

Overview

Piper Jaffray Companies ("Piper Jaffray") is an investment bank and asset management firm, serving the needs of corporations, private equity groups, public entities, non-profit entities and institutional investors in the U.S. and internationally. Founded in 1895, Piper Jaffray provides a broad set of products and services, including equity and debt capital markets products; public finance services; financial advisory services; equity and fixed income institutional brokerage; equity and fixed income research; and asset management services. Our headquarters are located in Minneapolis, Minnesota and we have offices across the United States and international locations in London, Aberdeen, Hong Kong and Zurich. We market our investment banking and institutional securities business under Piper Jaffray and Simmons & Company International – Energy Specialists of Piper Jaffray. Our traditional asset management business is marketed under Advisory Research, Inc.

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

•
Investment Banking – For our corporate clients, we help raise capital through equity and debt financings. We also provide advisory services, primarily relating to mergers and acquisitions, equity private placements and debt advisory. We operate in the following focus sectors: healthcare; energy; consumer; diversified industrials and services; business services; technology; financial institutions; and agriculture, clean technologies and renewables, primarily focusing on middle-market clients. For our government and non-profit clients, we underwrite debt issuances, provide municipal financial advisory and loan placement services, and offer various over-the-counter derivative products. Our public finance investment banking capabilities focus on state and local governments, cultural and social service non-profit entities, and the education, healthcare, hospitality, senior living and transportation sectors.

•
Equity and Fixed Income Institutional Brokerage – We offer both equity and fixed income advisory and trade execution services for institutional investors and government and non-profit entities. Integral to our capital markets efforts, we have equity sales and trading relationships with institutional investors in North America and Europe that invest in our core sectors. Our research analysts provide investment ideas and support to our trading clients on approximately 700 companies. Our fixed income sales and trading professionals have expertise in municipal, corporate, mortgage, agency, treasury and structured product securities and cover a range of institutional investors. We engage in trading activities for both customer facilitation and strategic trading purposes. Our strategic trading activities (i.e. proprietary trading) are dedicated solely to investing firm capital, and focus principally on proprietary investments in municipal bonds and U.S. government agency securities.

•
Principal Investments – We engage in merchant banking activities, which involve equity or debt investments in late stage private companies. Additionally, we have investments in private equity funds and other firm investments.

•
Alternative Asset Management Funds – We have created alternative asset management funds in merchant banking, energy, and senior living in order to invest firm capital as well as to manage capital from outside investors.

Asset Management

The Asset Management segment includes our traditional asset management business and our investments in registered funds and private funds or partnerships that we manage. Our traditional asset management business offers specialized investment management solutions for institutions, private clients and investment advisors. We manage domestic and international equity strategies, as well as MLP and energy infrastructure strategies, through open-end and closed-end funds. We also provide customized solutions to our clients. In many cases, we offer both diversified and more concentrated versions of our products, generally through separately managed accounts.

•
Equity – For the majority of our equity product offerings, we take a value-driven approach to managing assets in the domestic and international equity markets. These investment strategies have an investment philosophy that centers on fundamental security selection across industries and regions with a focus on analyzing, among other things, a company's financial position, liquidity and profitability in light of its valuation. By focusing on securities with attractive net asset values, we seek to generate competitive long-term returns while minimizing investment risk. We added an aggressive growth equity product at the end of 2016. The investment philosophy for this equity product is centered around identifying and valuing U.S. growth franchises, recognizing investment themes, objective allocations to the investment themes, and a combination of fundamental and technical analysis.

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

As of December 31, 2016, total assets under management ("AUM") were $8.7 billion, of which approximately 47 percent was invested in equities and 53 percent in MLPs and energy infrastructure securities. As of the same date, approximately 15 percent of our AUM was invested in international and global investment strategies and 85 percent was invested in domestic investment strategies. Approximately 78 percent of our AUM as of December 31, 2016 was managed on behalf of institutional clients, including foundations, endowments, pension funds and corporations, and through mutual fund sponsors and registered advisors. Approximately 13 percent of our AUM was managed on behalf of individual client relationships, which are principally high net worth individuals, and approximately 9 percent of our AUM was managed through sub-advisory relationships on closed-end funds.

Financial Information about Geographic Areas

As of December 31, 2016, the substantial majority of our net revenues and long-lived assets were located in the U.S.

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

Employees

As of February 21, 2017, we had approximately 1,315 employees, of whom approximately 775 were registered with the Financial Industry Regulatory Authority, Inc. ("FINRA").

Regulation

As a participant in the financial services industry, our business is regulated by U.S. federal and state regulatory agencies, self-regulatory organizations ("SROs") and securities exchanges, and by foreign governmental agencies, financial regulatory bodies and securities exchanges. We are subject to complex and extensive regulation of most aspects of our business, including the manner in which securities transactions are effected, net capital requirements, recordkeeping and reporting procedures, relationships and conflicts with customers, the handling of cash and margin accounts, conduct, experience and training requirements for certain employees, and the manner in which we prevent and detect money-laundering and bribery activities. The regulatory framework of the financial services industry is designed primarily to safeguard the integrity of the capital markets and to protect customers, not creditors or shareholders.

The laws, rules and regulations comprising this regulatory framework can (and do) change frequently, as can the interpretation and enforcement of existing laws, rules and regulations. Conditions in the global financial markets and economy, including the 2008 financial crisis, caused legislators and regulators to increase the examination, enforcement and rule-making activity directed toward the financial services industry. The intensity of the regulatory environment may correlate with the level and nature of our legal proceedings for a given period, and increased intensity could have an adverse effect on our business, financial condition, and results of operations.

Our U.S. broker dealer subsidiary (Piper Jaffray & Co.) is registered as a securities broker dealer with the SEC and is a member of various SROs and securities exchanges. In July of 2007, the National Association of Securities Dealers and the member regulation, enforcement and arbitration functions of the New York Stock Exchange ("NYSE") consolidated to form FINRA, which now serves as the primary SRO of Piper Jaffray & Co., although the NYSE continues to have oversight over NYSE-related market activities. FINRA regulates many aspects of our U.S. broker dealer business, including registration, education and conduct of our broker dealer employees, examinations, rulemaking, enforcement of these rules and the federal securities laws, trade reporting and the administration of dispute resolution between investors and registered firms. We have agreed to abide by the rules of FINRA (as well as those of the NYSE and other SROs), and FINRA has the power to expel, fine and otherwise discipline Piper Jaffray & Co. and its officers, directors and employees. Among the rules that apply to Piper Jaffray & Co. are the uniform net capital rule of the SEC (Rule 15c3-1) and the net capital rule of FINRA. Both rules set a minimum level of net capital a broker dealer must maintain and also require that a portion of the broker dealer's assets be relatively liquid. Under the FINRA rule, FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below FINRA requirements. In addition, Piper Jaffray & Co. is subject to certain notification requirements related to withdrawals of excess net capital. As a result of these rules, our ability to make withdrawals of capital from Piper Jaffray & Co. may be limited. In addition, Piper Jaffray & Co. is licensed as a broker dealer in each of the 50 states, requiring us to comply with applicable laws, rules and regulations of each state. Any state may revoke a license to conduct a securities business and fine or otherwise discipline broker dealers and their officers, directors and employees.

We also operate two entities that are authorized, licensed and regulated by the U.K. Financial Conduct Authority and registered under the laws of England and Wales, as well as an entity that is authorized, licensed and regulated by the Hong Kong Securities and Futures Commission and registered under the laws of Hong Kong. The U.K. Financial Conduct Authority and the Hong Kong Securities and Futures Commission regulate these entities (in their respective jurisdictions) in areas of capital adequacy, customer protection and business conduct, among others. We also have a subsidiary organized in Guernsey and regulated by the Guernsey Financial Services Commission.

Entities in the jurisdictions identified above are also subject to anti-money laundering regulations. Piper Jaffray & Co., our U.S. broker dealer subsidiary, is subject to the USA PATRIOT Act of 2001, which contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations requiring us to implement standards for verifying client identification at the time the client relationship is initiated, monitoring client transactions and reporting suspicious activity. Our entities in Hong Kong, the United Kingdom and Guernsey are subject to similar anti-money laundering laws and regulations. We are also subject to the U.S. Foreign Corrupt Practices Act as well as other anti-bribery laws in the jurisdictions in which we operate. These laws generally prohibit companies and their intermediaries from engaging in bribery or making other improper payments to foreign officials for the purpose of obtaining or retaining business or gaining an unfair business advantage.

We maintain subsidiaries that are registered as investment advisors with the SEC and subject to regulation and oversight by the SEC. Advisory Research, Inc. ("ARI"), Piper Jaffray Investment Management LLC ("PJIM"), and PJC Capital Partners LLC are asset management subsidiaries and registered investment advisors. As registered investment advisors, these entities are subject to requirements that relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between advisor and advisory clients, as well as general anti-fraud prohibitions. Piper Jaffray & Co. is also a registered investment advisor and subject to these requirements. Also, certain investment funds that we manage are registered investment companies under the Investment Company Act, as amended. Those funds and entities that serve as the funds' investment advisors are subject to the Investment Company Act and the rules and regulations of the SEC, which regulate the relationship between a registered investment company and its investment advisor and prohibit or severely restrict principal transactions or joint transactions, among other requirements. ARI is also authorized by the Irish Financial Services Regulatory Authority as an investment advisor in Ireland and cleared by the Luxembourg Commission de Surviellance du Secteur Financier as a manager to Luxembourg funds. ARI is the investment advisor for Advisory Research Global Funds PLC, an open-ended investment company with variable capital authorized and regulated by the Central Bank of Ireland pursuant to the European Communities Regulations (Undertakings for Collective Investments in Transferable Securities or "UCITS"). ARI has established a Tokyo office which is a Representative Office of a Foreign Investment Advisor subject to Japanese laws and regulations. PJIM is registered with the Commodity Futures Trading Commission ("CFTC") and the National Futures Association ("NFA") as a commodities pool operator. The registrations with the CFTC and NFA allow PJIM to enter into derivative instruments (e.g., interest rate swaps and credit default swap index contracts) to hedge risks associated with certain security positions of funds managed by PJIM. Parallel General Partners Limited is the general partner of several private equity limited partnerships; it and the limited partnerships are registered and regulated by the Guernsey Financial Services Commission ("GFSC").

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

Executive Officers

Information regarding our executive officers and their ages as of February 21, 2017, are as follows:

Name	Age	Position(s)
Andrew S. Duff	59	Chairman and Chief Executive Officer
Stuart C. Harvey, Jr.	55	President and Chief Operating Officer
Chad R. Abraham	48	Co-Head of Global Investment Banking and Capital Markets
Christopher D. Crawshaw	50	Head of Asset Management
Christine N. Esckilsen	48	Chief Human Capital Officer
Frank E. Fairman	59	Head of Public Finance
John W. Geelan	41	General Counsel and Secretary
Jeff P. Klinefelter	49	Global Head of Equities
R. Scott LaRue	56	Co-Head of Global Investment Banking and Capital Markets
Debbra L. Schoneman	48	Chief Financial Officer
Thomas G. Smith	60	Chief Strategy Officer
M. Brad Winges	48	Head of Fixed Income Services and Piper Jaffray Firm Investments and Trading

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

Stuart C. Harvey, Jr. is our president and chief operating officer, a position he has held since October 2016. Mr. Harvey rejoined Piper Jaffray in 2015 as a partner in our merchant banking group, having previously served as a managing director at Piper Jaffray in our investment banking group from 1993 to 2003.

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

Christine N. Esckilsen is our chief human capital officer, a position she has held since January 2016. Ms. Esckilsen has been our global head of human capital and a managing director since 2011. She joined Piper Jaffray in 2002 as an assistant general counsel responsible for employment matters and litigation.

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

Thomas G. Smith is our chief strategy officer, a position he has held since January 2016 ,which encompasses his roles as our head of strategy, corporate development, and investor relations. He joined Piper Jaffray in 1998 as a managing director in our technology investment banking group. He became head of corporate development in 2006 and head of investor relations in 2012.

M. Brad Winges is head of fixed income services, a position he has held since January 2009, and head of Piper Jaffray firm investments and trading, a position he has held since February 2014. Mr. Winges joined Piper Jaffray in 1991 and served as head of public finance services sales and trading from June 2005 until obtaining his current position. Prior to that, he served as head of municipal sales and trading from June 2003 until June 2005.

Additional Information

Our principal executive offices are located at 800 Nicollet Mall, Suite 1000, Minneapolis, Minnesota 55402, and our general telephone number is (612) 303-6000. We maintain an Internet Web site at http://www.piperjaffray.com. The information contained on and connected to our Web site is not incorporated into this report. We make available free of charge on or through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and all other reports we file with the SEC, as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the SEC. "Piper Jaffray," the "Company," "registrant," "we," "us" and "our" refer to Piper Jaffray Companies and our subsidiaries. The Piper Jaffray logo and the other trademarks, tradenames and service marks of Piper Jaffray mentioned in this report or elsewhere, including, but not limited to, PIPER JAFFRAY®, REALIZE THE POWER OF PARTNERSHIP®, ADVISORY RESEARCH®, SIMMONS & COMPANY INTERNATIONAL® ENERGY SPECIALISTS OF PIPER JAFFRAY®, TAKING STOCK WITH TEENS®, HEALTHY ACTIVE AND SUSTAINABLE LIVING®, and GUIDES FOR THE JOURNEY® are the property of Piper Jaffray.

ITEM 1A.     RISK FACTORS.

In the normal course of our business activities, we are exposed to a variety of risks. The principal risks we face in operating our business include: strategic risks, market risks, liquidity risks, credit risks, human capital risks, operational risks, and legal and regulatory risks. A full description of each of these principal areas of risk, as well as the primary risk management processes that we use to mitigate our risk exposure in each, is discussed below under the caption "Risk Management" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K.

The following discussion sets forth the risk factors that we have identified in each area of principal risk as being the most significant to our business, future financial condition, and results of operations. Although we discuss these risk factors primarily in the context of their potential effects on our business, financial condition or results of operations, you should understand that these effects can have further negative implications such as: reducing the price of our common stock; reducing our capital, which can have regulatory and other consequences; affecting the confidence that our clients and other counterparties have in us, with a resulting negative effect on our ability to conduct and grow our business; and reducing the attractiveness of our securities to potential purchasers, which may adversely affect our ability to raise capital and secure other funding or the prices at which we are able to do so. Further, additional risks beyond those discussed below and elsewhere in this Form 10-K or in other of our reports filed with, or furnished to, the SEC could adversely affect us. We cannot assure you that the risk factors herein or elsewhere in our other reports address all potential risks that we may face.

These risk factors also serve to describe factors which may cause our results to differ materially from those described in forward-looking statements included in this Form 10-K or in other documents or statements that make reference to this Form 10-K. Forward-looking statements and other factors that may affect future results are discussed below under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K.

Strategic Risks

Our business success depends in large part upon the strategic decisions made by our executive management, the alignment of business plans developed to act upon those decisions, and the quality of implementation of these business plans. Strategic risk represents the risk associated with our executive management failing to develop and execute on the appropriate strategic vision which demonstrates a commitment to our culture, leverages our core competencies, appropriately responds to external factors in the marketplace, and is in the best interests of our company. In setting out and executing upon a strategic vision for our business, we are faced with a number of inherent risks, including risks relating to external events and market and economic conditions, competition, and business performance that could all negatively affect our ability to execute on our strategic decisions and, therefore, our future financial condition or results of operations. The following are those risk factors that we have identified as being most significant to our ability to develop and execute upon a strategic vision.

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

Economic and market conditions have had, and will continue to have, a direct and material impact on our results of operations and financial condition because performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity. For example:

•
Our equities investment banking revenue, in the form of underwriting, placement and financial advisory fees, is directly related to macroeconomic conditions and corresponding financial market activity. When the outlook for macroeconomic conditions is uncertain or negative, financial market activity generally tends to decrease, which can reduce our equities investment banking revenues. As an example, a portion of our investment banking revenues are derived from initial public offerings of middle-market companies in growth sectors, and activity in this area is highly correlated to the macroeconomic environment and market conditions. Equity markets experienced significant declines in the beginning of 2016 amid signs of a slowdown in global economic growth, including in China and other developing markets. As a result, the number of initial public offerings declined significantly in the first half of 2016, and while there was some recovery in the second half as the macroeconomic outlook stabilized, 2016 saw the fewest initial public offerings since 2009, which negatively impacted our financial results during the year. A new decline in equity market valuations, whether due to reduced expectations of U.S. economic growth or a worsening or unstable global macroeconomic outlook, could cause financial market activity to decrease and negatively affect our equities investment banking revenues. In addition, U.S. financial markets remain vulnerable to the potential risks posed by exogenous shocks, which could include, among other things, political and financial uncertainty in the United States and European Union, including further challenges to membership in the European Union and further sovereign debt crises, renewed concern about China's economy, complications involving global trade, and terrorism and armed conflicts around the world, including in the Middle East and Eastern Europe. These factors would affect not only our capital raising activities, but also our advisory fees from merger and acquisition engagements. Our advisory business was a significant contributor to our business performance in 2016, and a slowdown in this business for any reason, including an exogenous shock, would have a significant negative impact on our results of operations. More generally, because our business is closely correlated to the macroeconomic outlook, worsening conditions or an exogenous shock would likely have an immediate and significant negative impact on our equities investment banking business and overall company results of operations.

•
Interest rates have a significant impact on our business, particularly our fixed income institutional business. This includes periods of volatility that manifest itself in changes in the level and volatility of interest rates, changes in the slope of the yield curve and credit spreads, and the rate of prepayments on our interest-earning assets (e.g., inventory) and our funding sources (e.g., short-term financing) which finance these assets. There were marked periods of volatility in U.S. Treasury yields during 2016 attributed to the vote in the United Kingdom to leave the European Union and following the U.S. presidential election. The rise in interests rates following the U.S. presidential election appear to reflect the market’s expectation of higher growth and inflation. Yields will be impacted in 2017 as more information becomes available concerning the new U.S. presidential administration’s infrastructure spending, trade, and regulatory and tax reform priorities and the U.S. Congress’s support of those priorities. Yields will also be impacted by the Federal Reserve’s intent to increase the federal funds rate further during the year based on economic and labor market conditions. As to the impact to our business, a large percentage of our securities inventory - both that are held for facilitating client activity as well as our own proprietary trading - consist of fixed income securities, and rapid increases in interest rates decrease the value of these inventories, sometimes significantly. Further, our interest rate hedging strategies may not mitigate this volatility as we generally do not hedge all of our interest rate risk and volatility may reduce the correlation (i.e., effectiveness) between certain hedging vehicles and the securities inventory we are attempting to hedge. In addition, interest rate increases in 2017, both gradual and more severe, may negatively impact the volume of debt refinancing issuances underwritten by our public finance investment banking business, as well as our assets under management focused on master limited partnerships ("MLPs"), which may underperform compared to other asset classes in a rising interest rate environment.

•
Although many U.S. equity market indices reached record levels in 2016, a U.S. economic recession, a reduction in expectations for economic growth, declining prospects for future corporate earnings, or a significant worsening of global economic conditions would likely result in a decline in the financial markets, reducing asset valuations and adversely impacting our asset management business. A reduction in asset values would negatively impact this business by reducing the value of assets under management, and as a result, the revenues generated from this business.

It is difficult to predict the market conditions for 2017, which are dependent in large part upon the pace of global and U.S. economic growth and geopolitical events globally. Our smaller scale compared to many of our competitors and the cyclical nature of the economy and this industry leads to volatility in our financial results, including our operating margins, compensation ratios, business mix, and revenue and expense levels. Our financial performance may be limited by the fixed nature of certain expenses, the impact from unanticipated losses or expenses during the year, our business mix, and the inability to scale back costs in a timeframe to match decreases in revenue-related changes in market and economic conditions. As a result, our financial results may vary significantly from quarter-to-quarter and year-to-year.

Developments in specific business sectors and markets in which we conduct our business, have in the past adversely affected, and may in the future adversely affect, our business and profitability.

Our results for a particular period may be disproportionately impacted by declines in specific sectors of the U.S. or global economy, or for certain products within the financial services industry, due to our business mix and focus areas. For example:

•
Our equities investment banking business focuses on specific sectors, specifically healthcare, energy, consumer, diversified industrials and services, business services, technology, financial institutions, and agriculture, clean technologies and renewables. Volatility, uncertainty, or slowdowns in these sectors may adversely affect our business, sometimes disproportionately, and may cause volatility in the net revenues we receive from our capital markets and corporate advisory activities. In recent years, the healthcare sector has been a significant contributor to our overall results, and negative developments in this sector would materially and disproportionately impact us, even if general economic conditions were strong. Further, the energy sector has become one of our more significant sectors of coverage for our equity investment banking business since our acquisition of Simmons & Company International in February 2016. Energy markets suffered through much of 2015 and 2016 from a prolonged depression in oil and natural gas prices, which have only recently begun to recover. Disproportionately negative market conditions in the energy sector will slow and hinder our ability to realize the benefits from the acquisition. Lastly, we may not participate, or may participate to a lesser degree than other firms, in sectors that experience significant activity, such as real estate, and our operating results may not correlate with the results of other firms which participate in these sectors.

•
Our public finance investment banking business depends heavily upon conditions in the municipal market. It focuses on investment banking activity in sectors that include state and local government, education, senior living, healthcare, transportation, and hospitality sectors, with an emphasis on transactions with a par value of $500 million or less. Challenging market conditions for these sectors that are disproportionately worse than those impacting the broader economy or municipal markets generally may adversely impact our business. Further, our fixed income institutional business and our public finance business are tied to the municipal market and the enactment, or the threat of enactment, of any legislation that would alter the financing alternatives available to municipalities through the elimination or reduction of tax-exempt bonds would impact these businesses. Any reduction or elimination of tax-exempt bond interest, or a reduction in individual income tax rates, could negatively impact the value of the municipal securities we hold in our inventory as well as our public finance investment banking business more generally, which would negatively impact the results of operations for these businesses.

•
In recent years, there has been a shift in investor preference from actively managed investment strategies to passively managed investment strategies. This shift, if it is sustained, could further negatively impact our business and results of operations. For example, our asset management revenues are derived from actively managed equity strategies, and this type of investment product has experienced asset outflows in recent years, including in 2016, as the shift to passively managed strategies gained momentum and our performance lagged. Asset outflows negatively affect results of operations for this business, as revenues are largely made up of management fees which are based on a percentage of assets under management. In 2016, as a result of a decline in market valuations in certain sectors and net outflows of assets under management, we recorded an $82.9 million non-cash impairment charge to reduce the carrying value of the goodwill associated with our Asset Management segment. Further outflows of assets under management caused by investor preference for passively managed equity strategies, especially if coupled with investment performance below comparable benchmarks or any outflows from equity strategies generally or decline in equity valuations, would negatively impact our results of operations for this business, and could lead to future non-cash impairment charges on the remaining goodwill associated with our Asset Management segment.

•
Management and performance fees we earn on assets invested by institutions and individuals focused on MLPs and other investments related to the energy infrastructure sector are a meaningful contributor to our asset management revenues. Return on investment in the energy infrastructure sector is dependent to a meaningful degree on the prices of energy commodities such as natural gas, natural gas liquids, crude oil, refined petroleum products or coal. Persistently depressed prices for any of these products, such as those experienced in 2015 and the first quarter of 2016, will likely lead to a further deterioration of market conditions for companies in the energy infrastructure sector and poorer returns in this sector, and, consequently, a reduction in the management and performance fees we receive.

•
Our fixed income institutional business derives its revenue from sales and trading activity in the municipal market and from products within the taxable market, hybrid preferreds, and government agency products. Our operating results for our fixed income institutional business may not correlate with the results of other firms or the fixed income market generally because a significant portion of our business focuses on the municipal market and we do not participate in significant segments of the fixed income markets such as credit default swaps, corporate high-yield bonds, currencies and commodities.

Financing and advisory services engagements are transactional in nature and do not generally provide for subsequent engagements.

Even though we work to represent our clients at every stage of their lifecycle, we are typically retained on a short-term, engagement-by-engagement basis in connection with specific capital markets or mergers and acquisitions transactions. As a consequence, the timing of when fees are earned, and, therefore, our financial results from capital markets and corporate advisory activities may experience volatility quarter to quarter based on equity market conditions as well as the macroeconomic business cycle more broadly. In particular, our revenues related to acquisition and disposition transactions tend to be more unpredictable, or lumpy, from quarter to quarter due to the one-time nature of the transaction and the size of the fee. As a result, high levels of revenue in one quarter will not necessarily be predictive of continued high levels of revenue in any subsequent period. If we are unable to generate a substantial number of new engagements and generate fees from the successful completion of those transactions, our business and results of operations will likely be adversely affected.

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

The success of our asset management business is largely dependent on the level of assets under management, as revenues are primarily derived from management fees paid on the assets under management. Our ability to maintain or increase assets under management is subject to a number of factors, including investors' perception of our past performance, market or economic conditions, competition from other fund managers and our ability to negotiate terms with major investors.

Investment performance is one of the most important factors in retaining existing clients and competing for new asset management business. Even when market conditions are generally favorable, our investment performance may be adversely affected by our investment style and the particular investments that we make. For example, certain of our investment strategies have had investment performance beneath comparable benchmarks for an extended period of time, which we believe contributed to net asset outflows in 2016. To the extent our investment performance is perceived to be poor in either relative or absolute terms, our asset management revenues will likely be reduced, existing clients may withdraw funds business in favor of better performing products or a different investment style or focus, our ability to attract new funds will likely be impaired, and our key employees in the business may depart, whether to join a competitor or otherwise. In addition, poor investment performance may negatively affect the value of our capital investments in our investment funds or the seed capital we have committed to certain investment strategies.

In addition, a significant portion of our asset management revenues are derived from actively managed equity strategies, and this type of investment product has experienced asset outflows in recent years in favor of passively managed equity strategies, which offer lower management fees than actively managed strategies. To the extent that this trend continues and passively managed strategies continue to gain market share at the expense of actively managed strategies, it is possible that we may continue to experience asset outflows, find it increasingly difficult to attract new assets under management, and be unable to maintain our current fee structures given price competition, which would negatively impact our results of operations. The decline in our asset management revenues in 2016 led us to a record an $82.9 million non-cash goodwill impairment charge relating to our Asset Management segment. Future declines could lead to additional non-cash impairment charges on the remaining goodwill associated with our Asset Management segment.

We may make strategic acquisitions and minority investments, engage in joint ventures or divest or exit existing businesses, which could cause us to incur unforeseen expenses and have disruptive effects on our business and may not yield the benefits we expect.

We may grow in part through corporate development activities that may include acquisitions, joint ventures and minority investment stakes. Most recently, we expanded our equities investment banking business into the energy and financial institutions sectors through our completed acquisitions of Simmons & Company International and River Branch Holdings LLC, respectively. We also added scale to our fixed income institutional sales and trading business through our acquisition of BMO Capital Markets GKST Inc. Of these three, the most significant was Simmons & Company International, making the energy sector one of our more significant sectors of coverage for our equity investment banking business. There are a number of risks associated with corporate development activities. Costs or difficulties relating to a transaction, including integration of products, employees, technology systems, accounting systems and management controls, may be difficult to predict accurately and be greater than expected causing our estimates to differ from actual results. Importantly, we may be unable to retain key personnel after the transaction, personnel who are critical to the success of the ongoing business. We may incur unforeseen liabilities of an acquired company that could impose significant and unanticipated legal costs on us. Also, our share price could decline after we announce or complete a transaction if investors view the transaction as too costly or unlikely to improve our competitive position.

Longer-term, these activities may require increased costs in the form of management personnel, financial and management systems and controls and facilities, which, in the absence of continued revenue growth, would cause our operating margins to decline. In addition, when we acquire a business, a substantial portion of the purchase price is often allocated to goodwill and other identifiable intangible assets. Our goodwill and intangible assets are tested at least annually for impairment. If, in connection with that test, we determine that a reporting unit’s implied fair value is less than its carrying value, we may be required to recognize an impairment to the goodwill associated with that reporting unit. For example, we recorded a $82.9 million non-cash goodwill impairment charge in the fourth quarter of 2016 relating to Advisory Research, Inc. ("ARI"), a Chicago-based asset management firm that we acquired in 2010. The charge in our Asset Management segment negatively impacted our net income and results of operations and resulted in a net loss in accordance with U.S. generally accepted accounting principles for our full-year results in 2016. More generally, any difficulties that we experience could disrupt our ongoing business, increase our expenses and adversely affect our operating results and financial condition. We also may be unable to achieve anticipated benefits and synergies from the transaction as fully as expected or within the expected time frame. Divestitures or elimination of existing businesses or products could have similar effects. For example, we shut down our Hong Kong capital markets business in 2012, and realized a pre-tax loss on the investment in our Hong Kong subsidiaries.

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

We remain at a competitive disadvantage given our relatively small size compared to some of our competitors. Large financial services firms have a larger capital base, greater access to capital and greater resources than we have, affording them greater capacity for risk and potential for innovation, an extended geographic reach and flexibility to offer a broader set of products. For example, these firms have used their resources and larger capital base to take advantage of growth in international markets and to support their investment banking business by offering credit products to corporate clients, which is a significant competitive advantage. With respect to our fixed income institutional and public finance investment banking businesses, it is more difficult for us to diversify and differentiate our product set, and our fixed income business mix currently is concentrated in the municipal market and to a lesser extent corporate credits, potentially with less opportunity for growth than other firms which have grown their fixed income businesses by investing in, developing and offering non-traditional products (e.g., credit default swaps, interest rate products and currencies and commodities).

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

Participants in the financial services industry and markets increasingly are closely interrelated as a result of credit, trading, clearing, technology and other relationships between them. A significant adverse development with one participant (such as a bankruptcy or default) may spread to others and lead to significant concentrated or market-wide problems (such as defaults, liquidity problems or losses) for other participants, including us. This systemic risk was evident during 2008 following the demise of Bear Stearns and Lehman Brothers, and the resulting events (sometimes described as "contagion") had a negative impact on the remaining industry participants, including us. Further, the control and risk management infrastructure of the markets in which we operate often is outpaced by financial innovation and growth in new types of securities, transactions and markets. Systemic risk is inherently difficult to assess and quantify, and its form and magnitude can remain unknown for significant periods of time.

Risk management processes may not fully mitigate exposure to the various risks that we face.

We refine our risk management techniques, strategies and assessment methods on an ongoing basis. However, risk management techniques and strategies, both ours and those available to the market generally, may not be fully effective in identifying and mitigating our risk exposure in all economic market environments or against all types of risk. For example, we may fail to identify or anticipate particular risks that our systems are capable of identifying, or the systems that we use, and that are used within the industry generally, may not be capable of identifying certain risk, or every economic and financial outcome, or the specifics and timing of such outcomes. In addition, our risk management techniques and strategies seek to balance our ability to profit from our market-making and investing positions with our exposure to potential losses. Some of our strategies for managing risk are based upon our use of observed historical market behavior. We apply statistical and other tools to these observations to quantify our risk exposure. Any failures in our risk management techniques and strategies to accurately quantify our risk exposure could limit our ability to manage risks. In addition, any risk management failures could cause our losses to be significantly greater than the historical measures indicate. Further, our quantified modeling does not take all risks into account. Our more qualitative approach to managing those risks could prove insufficient, exposing us to material unanticipated losses.

Market Risks

Market risk represents the risk of losses, or financial volatility, that may result from the change in value of a financial instrument due to fluctuations in its market price. Our exposure to market risk is inherent in our business activities and is directly related to our role as a financial intermediary for our clients, our market-making activities, and our strategic trading activities. Market risks are inherent both to cash and derivative financial instruments. Our inability to identify and completely mitigate every market risk that we encounter could negatively impact our future financial condition or results of operations. The following are those market risk factors that we have identified as posing the most significant risks to us.

Our underwriting, proprietary trading, and principal investments expose us to risk of loss.

We engage in a variety of activities in which we commit or invest our own capital, including underwriting, lending, proprietary trading, and principal investing. In our role as underwriter for equity and fixed income securities, we commit to purchase securities from the issuer or one or more holders of the issuer's securities, and then sell those securities to other investors or into the public markets, as applicable. Our underwriting activities, including our equity block trading activities, expose us to the risk of loss if the price of the security falls below the price we purchased the security at before we are able to sell all of the securities that we purchased. For example, as an underwriter, or, with respect to equity securities, a block positioner, we may commit to purchasing securities from an issuer or one or more holders of the issuer's securities without having found purchasers for some or all of the securities. In those instances, we may find that we are unable to sell the securities at a price equal to or above the price at which we purchased the securities, or with respect to certain securities, at a price sufficient to cover our hedges.

We also engage in proprietary trading activities (which we also refer to as "strategic trading" in this Form 10-K) related to municipal bonds. Proprietary trading has been a meaningful contributor to our overall financial results. In addition to proprietary trading, we engage in principal investing, having established alternative asset management funds for merchant banking (focused on investments in the equity and debt instruments of private companies) and senior living construction projects. We have invested firm capital in these funds alongside capital raised from outside investors, and intend to continue to develop these alternative asset management strategies. These investments comprise a meaningful percentage of our Level III assets. Level III assets have little or no pricing observability, and may be less liquid than other securities that we hold in our securities inventory. Additionally, we make principal investments in funds managed by ARI, our asset management subsidiary, which are generally invested in publicly traded equities.

Our results from these activities may vary significantly from quarter to quarter. We may incur significant losses from our underwriting, proprietary trading, and principal investments due to equity or fixed income market fluctuations and volatility from quarter to quarter. For example, in 2015, our principal investments in ARI funds focused on MLPs and other investments related to the energy sector, and, as a result, suffered significant declines related to the ongoing downturn in that sector. In addition, we may engage in hedging transactions that, if not successful, could result in losses; and the hedges we purchase to counterbalance market rate changes in certain inventory positions are not perfectly matched to the positions being hedged, which could result in losses. With respect to principal investing, there often is not an established liquid trading market for these investments or our investments may be otherwise subject to restrictions on sale or hedging, and our ability to withdraw our capital from these investments may be limited, increasing our risk of losses. Also, our merchant banking activity involves investments in late stage private companies, and we may be unable to realize our investment objectives by sale or other disposition at attractive prices.

Use of derivative instruments as part of our financial risk management techniques may not effectively hedge the risks associated with activities in certain of our businesses.

We use interest rate swaps, interest rate locks, credit default swap index contracts and option contracts as a means to manage risk in certain inventory positions and to facilitate customer transactions. With respect to risk management, we enter into derivative contracts to hedge interest rate and market value risks associated with our security positions, including fixed income inventory positions we hold both for facilitating client activity as well as for our own proprietary trading operations. The instruments use interest rates based upon the Municipal Market Data ("MMD"), LIBOR or SIFMA index. We also enter into credit default swap index contracts to hedge risks associated with our taxable fixed income securities, and option contracts to hedge market value risk associated with convertible securities and mortgage-backed securities. Generally, we do not hedge all of our interest rate risk. In addition, these hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate and market value risk, especially when market volatility reduces the correlation between a hedging vehicle and the securities inventory being hedged.

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

Liquidity Risks

We face liquidity risk both with respect to our ability to timely divest securities that we hold in connection with our market-making, sales and trading, and proprietary trading activities, as well as our ability to timely access necessary funding sources in order to operate our business. Losses that we suffer on securities that we cannot timely divest, or inability to obtain necessary funding could negatively affect our future financial condition or results of operations. The following are those market risk factors that we have identified as posing the most significant risks to us.

An inability to readily divest trading positions may result in financial losses to our business.

Timely divestiture of our trading positions, including equity, fixed income and other securities positions, can be impaired by decreased trading volume, increased price volatility, rapid changes in interest rates, concentrated trading positions, limitations on the ability to divest positions in highly specialized or structured transactions and changes in industry and government regulations. This is true both for customer transactions that we facilitate as well as proprietary trading positions that we maintain. While we hold a security, we are vulnerable to valuation fluctuations and may experience financial losses to the extent the value of the security decreases and we are unable to timely divest or hedge our trading position in that security. The value may decline as a result of many factors, including issuer-specific, market or geopolitical events. In addition, in times of market uncertainty, the inability to divest inventory positions may have an impact on our liquidity as funding sources generally become more restrictive, which would limit our ability to pledge the underlying security as collateral. Our liquidity may also be impacted if we choose to facilitate liquidity for specific products and voluntarily increase our inventory positions in order to do so, exposing ourselves to greater market risk and potential financial losses from the reduction in value of illiquid positions.

An inability to access capital readily or on terms favorable to us could impair our ability to fund operations and could jeopardize our financial condition and results of operations.

Liquidity, or ready access to funds, is essential to our business. Several large financial institutions failed or merged with others during the credit crisis following significant declines in asset values in securities held by these institutions, with Lehman Brothers being the most prominent example. To fund our business, we rely on commercial paper and bank financing as well as other funding sources such as the repurchase markets. Our bank financing includes uncommitted credit lines, which could become unavailable to us on relatively short notice. In an effort to mitigate this funding risk, we renewed a $200 million committed credit facility in December 2016 for another twelve months. We also have $175 million of unsecured notes. The notes consist of two classes, with

$125 million maturing in October 2018 and $50 million maturing in May 2017. In order to further diversify our short-term funding needs, we also continue to maintain three commercial paper programs in the amounts of $300 million, $150 million, and $125 million.

Our access to funding sources, particularly uncommitted funding sources, could be hindered by many factors, and many of these factors we cannot control, such as economic downturns, the disruption of financial markets, the failure or consolidation of other financial institutions, negative news about the financial industry generally or us specifically. We could experience disruptions with our credit facilities in the future, including the loss of liquidity sources and/or increased borrowing costs, if lenders or investors develop a negative perception of our short- or long-term financial prospects, which could result from decreased business activity. Our liquidity also could be impacted by the activities resulting in concentration of risk, including proprietary activities from long-term investments and/or investments in specific markets or products without liquidity. Our access to funds also may be impaired if regulatory authorities take significant action against us, or if we discover that one of our employees has engaged in serious unauthorized or illegal activity.

In the future, we may need to incur debt or issue equity in order to fund our working capital requirements, as well as to execute our growth initiatives that may include acquisitions and other investments. Similarly, our access to funding sources may be contingent upon terms and conditions that may limit or restrict our business activities and growth initiatives. For example, the unsecured notes discussed above include covenants that, among other things, limit our leverage ratio and require maintenance of certain levels of tangible net worth, regulatory net capital, and operating cash flow to fixed charges. In addition, we currently do not have a credit rating, which could adversely affect our liquidity and competitive position by increasing our borrowing costs and limiting access to sources of liquidity that require a credit rating as a condition to providing funds.

If we are unable to obtain necessary funding, or if the funding we obtain is on terms and conditions unfavorable to us, it could negatively affect our business activities and operations, and our ability to pursue certain growth initiatives and make certain capital decisions, including the decision whether to pay future dividends to our shareholders, as well as our future financial condition or results of operations.

Credit Risks

Our business has the potential for loss due to the default or deterioration in credit quality of a counterparty, customer, borrower or issuer of securities we hold in our trading inventory. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction and the parties involved. For example, credit risk associated with our derivatives is the risk that a counterparty will not perform in accordance with the terms of the applicable derivative contract. In addition, our business has credit risk from an obligor's failure to meet the terms of any contract with the company or otherwise fail to perform as agreed. This may be reflected on issues like settlement obligations or payment collections (e.g., margin and investment banking receivables).

Our businesses, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, third parties who owe us money, securities or other assets.

The nature of our businesses exposes us to credit risk, or the risk that third parties who owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Deterioration in the credit quality of securities or obligations we hold could result in losses and adversely affect our ability to rehypothecate or otherwise use those securities or obligations for liquidity purposes. A significant downgrade in the credit ratings of our counterparties could also have a negative impact on our results. Default rates, downgrades and disputes with counterparties as to the valuation of collateral tend to increase in times of market stress and illiquidity. Although we review credit exposures to specific clients and counterparties and to specific industries that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. Also, concerns about, or a default by, one institution generally leads to losses, significant liquidity problems, or defaults by other institutions, which in turn adversely affects our business.

Particular activities or products within our business expose us to increased credit risk, including inventory positions, interest rate swap contracts with customer credit exposure, counterparty risk with one major financial institution related to customer interest rate swap contracts without customer credit exposure, investment banking and advisory fee receivables, customer margin accounts, liquidity providers on variable rate demand notes we remarket, and trading counterparty activities related to settlement and similar activities. With respect to interest rate swap contracts with customer credit exposure, we have retained the credit exposure with five public finance counterparties totaling $22.7 million at December 31, 2016 as part of our matched-book interest rate swap program. In the event of a termination of the contract, the counterparty would owe us the applicable amount of the credit exposure. If our counterparty is unable to make its payment to us, we would still be obligated to pay our hedging counterparty, resulting in credit losses. Non-performance by our counterparties, clients and others, including with respect to our inventory positions, interest rate swap contracts with customer credit exposures, could result in losses, potentially material, and thus have a significant adverse effect on our business and results of operations.

In addition, reliance on revenues from hedge funds and hedge fund advisors, which are less regulated than many investment company and investment advisor clients, may expose us to greater risk of financial loss from unsettled trades than is the case with other types of institutional investors. Concentration of risk may result in losses to us even when economic and market conditions are generally favorable for others in our industry.

Concentration of risk increases the potential for significant losses.

Concentration of risk increases the potential for significant losses in our sales and trading, proprietary trading, alternative asset management, merchant banking, and underwriting businesses. We have committed capital to these businesses, and we may take substantial positions in particular types of securities and/or issuers. This concentration of risk may cause us to suffer losses even when economic and market conditions are generally favorable for our competitors. Further, disruptions in the credit markets can make it difficult to hedge exposures effectively and economically.

Human Capital Risks

Our business is a human capital business, and, therefore, our future financial condition and results of operations are significantly dependent upon our employees and their actions. Our success is dependent upon the skills, expertise, and performance of our employees. Human capital risks represent the risks posed if we fail to attract and retain qualified individuals who are motivated to serve the best interests of our clients, thereby serving the best interests of our company, as well as the risks posed if our culture fails to encourage such behavior. Human capital risk is also present where we fail to detect and prevent employees from acting contrary to our policies and procedures. The following are those human capital risk factors that we have identified as posing the most significant risks to us.

Our ability to attract, develop and retain highly skilled and productive employees, and develop the next generation of our business leadership is critical to the success of our business.

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

Our business success depends in large part on the strategic decisions made by our leadership team, and the business plans developed and implemented by our senior business leaders. Our ability to identify, develop, and retain future senior business leaders, and our ability to develop and implement successful succession plans for our CEO and leadership team, is critical to our future success and results of operations.

Our inability to effectively integrate and retain personnel in connection with our acquisitions may adversely affect our financial condition and results of operations.

We invest time and resources in carefully assessing opportunities for acquisitions, and we have made acquisitions in the past several years to broaden the scope and depth of our human capital in various businesses. Despite diligence and integration planning, acquisitions still present certain risks, including the difficulties in integrating and bringing together different work cultures and employees, and retaining those employees for the period of time necessary to realize the anticipated benefits of the acquisition.

Difficulties in integrating our acquisitions, including attracting and retaining talent to realize the expected benefits of these acquisitions, may adversely affect our financial condition and results of operations.

Operational Risks

Operational risk is the risk of loss, or damage to our reputation, resulting from inadequate or failed processes, people and systems or from external events. Such loss or reputational damage could negatively impact our future financial condition and results of operations. The following are those operational risk factors that we have identified as posing the most significant risks to us.

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

In 2017, we have made the strategic decision to move to a fully disclosed model for all of our currently self clearing broker dealer operations. In a fully disclosed model, we will act as an introducing broker for most customer transactions and rely on a clearing broker dealer to handle clearance and settlement of our customers' securities transactions. We expect the conversion to occur in the second half of 2017. The conversion process introduces unique risks that could cause significant disruptions in our business or create other unexpected capital charges or losses. Once the conversion is completed, the clearing services provided by the clearing broker dealer will be critical to our business operations, and similar to other critical outsourced operations, any failure by the clearing agent with respect to the services we will rely on it to provide could significantly disrupt and negatively impact our operations and financial results.

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

Protection of our sensitive and confidential information is critical to our operations, and failure of those systems may disrupt our business, damage our reputations, and cause financial losses.

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

Legal and Regulatory Risks

Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements and the loss to our reputation we may suffer as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. It also includes the risk that legislation could reduce or eliminate certain business activities that we are currently engaged in, which could negatively impact our future financial condition or results of operation. The following are those legal and regulatory risk factors that we have identified as posing the most significant risks to us.

Our exposure to legal liability is significant, and could lead to substantial damages.

We face significant legal risks in our businesses. These risks include potential liability under securities laws and regulations in connection with our capital markets, asset management and other businesses. The volume and amount of damages claimed in litigation, arbitrations, regulatory enforcement actions and other adversarial proceedings against financial services firms remains intense. Our experience has been that adversarial proceedings against financial services firms typically increase during and following a market downturn. We also are subject to claims from disputes with our employees and our former employees under various circumstances. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time, making the amount of legal reserves related to these legal liabilities difficult to determine and subject to future revision. Legal or regulatory matters involving our directors, officers or employees in their individual capacities also may create exposure for us because we may be obligated or may choose to indemnify the affected individuals against liabilities and expenses they incur in connection with such matters to the extent permitted under applicable law. In addition, like other financial services companies, we may face the possibility of employee fraud or misconduct. The precautions we take to prevent and detect this activity may not be effective in all cases and there can be no assurance that we will be able to deter or prevent fraud or misconduct. Exposures from and expenses incurred related to any of the foregoing actions or proceedings could have a negative impact on our results of operations and financial condition. In addition, future results of operations could be adversely affected if reserves relating to these legal liabilities are required to be increased or legal proceedings are resolved in excess of established reserves.

Our business is subject to extensive regulation in the jurisdictions in which we operate, and a significant regulatory action against our company may have a material adverse financial effect on, cause significant reputational harm to, or result in other collateral consequences for our company.

As a participant in the financial services industry, we are subject to complex and extensive regulation of many aspects of our business by U.S. federal and state regulatory agencies, self-regulatory organizations (including securities exchanges) and by foreign governmental agencies, regulatory bodies and securities exchanges. Specifically, our operating subsidiaries include broker dealer and related securities entities organized in the United States, the United Kingdom, and Hong Kong. Each of these entities is registered or licensed with the applicable local regulator and is subject to all of the applicable rules and regulations promulgated by those authorities. In addition, our asset management subsidiaries, ARI, PJIM, and PJC Capital Partners LLC, as well as Piper Jaffray & Co., are registered as investment advisors with the SEC and subject to the regulation and oversight by the SEC, and we have an additional asset management subsidiary subject to regulation in Guernsey.

Generally, the requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us. These requirements are not designed to protect our shareholders. Consequently, broker dealer regulations often serve to limit our activities, through net capital, customer protection and market conduct requirements and restrictions on the businesses in which we may operate or invest. We also must comply with asset management regulations, including requirements related to fiduciary duties to clients, record-keeping and reporting and customer disclosures. Compliance with many of these regulations entails a number of risks, particularly in areas where applicable regulations may be newer or unclear. In addition, regulatory authorities in all jurisdictions in which we conduct business may intervene in our business and we and our employees could be fined or otherwise disciplined for violations or prohibited from engaging in some of our business activities.

Our business also subjects us to the complex income and payroll tax laws of the national and local jurisdictions in which we have business operations, and these tax laws may be subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. We must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income and other taxes. We are subject to contingent tax risk that could adversely affect our results of operations, to the extent that our interpretations of tax laws are disputed upon examination or audit, and are settled in amounts in excess of established reserves for such contingencies.

The effort to combat money laundering also has become a high priority in governmental policy with respect to financial institutions. The obligation of financial institutions, including ourselves, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls which have increased, and may continue to increase, our costs. Any failure with respect to our programs in this area could subject us to serious regulatory consequences, including substantial fines, and potentially other liabilities. In addition, our international operations require compliance with anti-bribery laws, including the Foreign Corrupt Practices Act and the U.K. Bribery Act 2010. These laws generally prohibit companies and their intermediaries from engaging in bribery or making other improper payments to foreign officials for the purpose of obtaining or retaining business or gaining an unfair business advantage. While our employees and agents are required to comply with these laws, we cannot ensure that our internal control policies and procedures will always protect us from intentional, reckless or negligent acts committed by our employees or agents, which acts could subject our company to fines or other regulatory consequences that could disrupt our operations and negatively impact our results of operations.

Legislative and regulatory proposals could significantly curtail the revenue from certain products that we currently provide.

Proposed changes in laws or regulations relating to our business could decrease, perhaps significantly, the revenue that we receive from certain products or services that we provide. For example, federal law currently allows investors in debt issuances by government and non-profit entities to exclude the bond interest for federal income tax purposes, resulting in lower interest expense for the issuer as compared to a taxable financing. In recent years, federal lawmakers have presented various proposals to limit or eliminate the tax-exempt status of this bond interest. Our public finance investment banking business receives significant revenues as a result of underwriting activity in connection with debt issuances by government and non-profit clients, primarily on a tax-exempt basis. Also, a significant percentage of our securities inventory - both positions held for client activity and our own proprietary trading positions - consist of municipal securities. Any reduction or elimination of tax-exempt bond interest, or a reduction in individual income tax rates, could negatively impact the value of the municipal securities we hold in our securities inventory as well as our public finance investment banking business more generally, which would negatively impact the results of operations for these businesses.

The business operations that we conduct outside of the United States subject us to unique risks.

To the extent that we conduct business outside the United States, for example in Asia and Europe, we are subject to risks, including, without limitation, the risk that we will be unable to provide effective operational support to these business activities, the risk of noncompliance with foreign laws and regulations, and the general economic and political conditions in countries where we conduct business, which may differ significantly from those in the United States.

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

Other Risks to Our Shareholders

We may change our dividend policy at any time and there can be no assurance that we will continue to declare cash dividends.

Beginning in 2017, we are initiating the payment of a quarterly cash dividend to our shareholders. Although we expect to pay dividends to our shareholders in accordance with our dividend policy, we have no obligation to pay any dividend, and our dividend policy may change at any time without notice. The declaration and payment of dividends is at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, limitations imposed by our indebtedness, legal requirements and other factors that our board of directors deems relevant. As a result, we may not pay dividends at any rate or at all.

Our stock price may fluctuate as a result of several factors, including but not limited to, changes in our revenues, operating results, tangible book value and return on equity.

We have experienced, and expect to experience in the future, fluctuations in the market price of our common stock due to factors that relate to the nature of our business, including but not limited to changes in our revenues, operating results, tangible book value, and return on equity. Our business, by its nature, does not produce steady and predictable earnings on a quarterly basis, which causes fluctuations in our stock price that may be significant. Other factors that have affected, and may further affect, our stock price include changes in or news related to economic or market events or conditions, changes in market conditions in the financial services industry, including developments in regulation affecting our business, a predominantly passive or quantitative shareholder base among the company's top twenty shareholders, failure to meet the expectations of market analysts, changes in recommendations or outlooks by market analysts, and aggressive short selling similar to that experienced in the financial industry in 2008.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES.

As of February 21, 2017, we conducted our operations through 59 principal offices in 28 states, and the District of Columbia, and in London, Aberdeen, Hong Kong, Tokyo and Zurich. All of our offices are leased. Our principal executive office is located at 800 Nicollet Mall, Suite 1000, Minneapolis, Minnesota 55402 and, as of February 21, 2017, comprises approximately 124,000 square feet of space under a lease which expires November 30, 2025, with an early termination option effective January 31, 2022.

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

Litigation-related expenses include amounts we reserve and/or pay out as legal and regulatory settlements, awards or judgments, and fines. Parties who initiate litigation and arbitration proceedings against us may seek substantial or indeterminate damages, and regulatory investigations can result in substantial fines being imposed on us. We reserve for contingencies related to legal proceedings at the time and to the extent we determine the amount to be probable and reasonably estimable. However, it is inherently difficult to predict accurately the timing and outcome of legal proceedings, including the amounts of any settlements, judgments or fines. We assess each proceeding based on its particular facts, our outside advisors' and our past experience with similar matters, and expectations regarding the current legal and regulatory environment and other external developments that might affect the outcome of a particular proceeding or type of proceeding. Subject to the foregoing, we believe, based on our current knowledge, after appropriate consultation with outside legal counsel and taking into account our established reserves, that pending legal actions, investigations and regulatory proceedings, will be resolved with no material adverse effect on our consolidated financial condition, results of operations or cash flows. However, there can be no assurance that our assessments will reflect the ultimate outcome of pending proceedings, and the outcome of any particular matter may be material to our operating results for any particular period, depending, in part, on the operating results for that period and the amount of established reserves. Reasonably possible losses in excess of amounts accrued at December 31, 2016 are not material. We generally have denied, or believe that we have meritorious defenses and will deny, liability in all significant cases currently pending against us, and we intend to vigorously defend such actions.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange under the symbol "PJC." The following table contains historical quarterly price information for the years ended December 31, 2016 and 2015. On February 21, 2017, the last reported sale price of our common stock was $75.90.

	2016 Fiscal Year		2015 Fiscal Year
	High	Low	High	Low
First Quarter	$49.56	$32.64	$58.24	$51.05
Second Quarter	49.23	35.92	55.39	43.45
Third Quarter	48.63	37.43	46.24	36.17
Fourth Quarter	77.45	48.80	42.81	34.40

Shareholders

We had 14,562 shareholders of record and approximately 26,613 beneficial owners of our common stock as of February 21, 2017.

Dividends

We have not historically paid cash dividends on our common stock. Beginning in 2017, we are initiating the payment of a quarterly cash dividend. Our board of directors has declared a dividend of $0.3125 per share to be paid on March 13, 2017 to shareholders of record as of the close of business on February 20, 2017. Our board of directors is free to change our dividend policy at any time. Restrictions on our U.S. broker dealer subsidiary’s ability to pay dividends are described in Note 24 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended December 31, 2016.

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares Yet to be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(October 1, 2016 to October 31, 2016)	—	$—	—	$72	million
Month #2
(November 1, 2016 to November 30, 2016)	6,521	$66.22	—	$72	million
Month #3
(December 1, 2016 to December 31, 2016)	—	$—	—	$72	million
Total	6,521	$66.22	—	$72	million

(1)	Effective August 14, 2015, our board of directors authorized the repurchase of up to $150.0 million of common stock through September 30, 2017.

Stock Performance Graph

The following graph compares the performance of an investment in our common stock from December 31, 2011 through December 31, 2016, with the S&P 500 Index and the S&P 500 Diversified Financials Index. The graph assumes $100 was invested on December 31, 2011, in each of our common stock, the S&P 500 Index and the S&P 500 Diversified Financials Index and that all dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

FIVE YEAR TOTAL RETURN FOR PIPER JAFFRAY COMPANIES COMMON STOCK,
THE S&P 500 INDEX AND THE S&P DIVERSIFIED FINANCIALS INDEX

Company/Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Piper Jaffray Companies	100	159.06	195.79	287.57	200.00	358.91
S&P 500 Index	100	116.00	153.57	174.60	177.01	198.18
S&P 500 Diversified Financials	100	141.34	199.84	232.94	211.75	255.25

ITEM 6.     SELECTED FINANCIAL DATA.

The following table presents our selected consolidated financial data in accordance with U.S. generally accepted accounting principles for the periods and dates indicated. The information set forth below should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto.

	For the year ended December 31,
(Dollars and shares in thousands, except per share data)	2016		2015	2014	2013	2012

Revenues:
Investment banking	$490,340		$414,118	$369,811	$248,563	$232,958
Institutional brokerage	161,186		154,889	156,809	146,648	166,642
Asset management	60,672		75,017	85,062	83,045	65,699
Interest	33,074		41,557	48,716	50,409	37,845
Investment income	24,602		10,736	12,813	21,566	4,903

Total revenues	769,874		696,317	673,211	550,231	508,047

Interest expense	22,525		23,399	25,073	25,036	19,095

Net revenues	747,349		672,918	648,138	525,195	488,952

Non-interest expenses:
Compensation and benefits	510,612		421,733	394,510	322,464	296,882
Restructuring and integration costs	10,206		10,652	—	4,689	3,642
Goodwill impairment	82,900		—	—	—	—
Other	174,505		154,110	143,317	122,429	119,417

Total non-interest expenses	778,223		586,495	537,827	449,582	419,941

Income/(loss) from continuing operations before income tax expense	(30,874)		86,423	110,311	75,613	69,011

Income tax expense/(benefit)	(17,128)		27,941	35,986	20,390	19,470

Net income/(loss) from continuing operations	(13,746)		58,482	74,325	55,223	49,541

Discontinued operations:
Loss from discontinued operations, net of tax	—		—	—	(4,739)	(5,807)

Net income/(loss)	(13,746)		58,482	74,325	50,484	43,734

Net income applicable to noncontrolling interests	8,206		6,407	11,153	5,394	2,466

Net income/(loss) applicable to Piper Jaffray Companies	$(21,952)		$52,075	$63,172	$45,090	$41,268

Net income/(loss) applicable to Piper Jaffray Companies' common shareholders	$(21,952)	(1)	$48,060	$58,141	$40,596	$35,335

Continued on next page

	For the year ended December 31,
(Dollars and shares in thousands, except per share data)	2016		2015	2014	2013	2012

Amounts applicable to Piper Jaffray Companies
Net income/(loss) from continuing operations	$(21,952)		$52,075	$63,172	$49,829	$47,075
Net loss from discontinued operations	—		—	—	(4,739)	(5,807)
Net income/(loss) applicable to Piper Jaffray Companies	$(21,952)		$52,075	$63,172	$45,090	$41,268

Earnings/(loss) per basic common share
Income/(loss) from continuing operations	$(1.73)		$3.34	$3.88	$2.98	$2.58
Loss from discontinued operations	—		—	—	(0.28)	(0.32)
Earnings/(loss) per basic common share	$(1.73)		$3.34	$3.88	$2.70	$2.26

Earnings/(loss) per diluted common share
Income/(loss) from continuing operations	$(1.73)		$3.34	$3.87	$2.98	$2.58
Loss from discontinued operations	—		—	—	(0.28)	(0.32)
Earnings/(loss) per diluted common share	$(1.73)	(2)	$3.34	$3.87	$2.70	$2.26

Weighted average number of common shares
Basic	12,674		14,368	14,971	15,046	15,615
Diluted	12,779	(2)	14,389	15,025	15,061	15,616

Other data
Total assets	$2,125,503		$2,138,518	$2,623,917	$2,318,157	$2,087,733
Long-term debt	$175,000		$175,000	$125,000	$125,000	$125,000
Total common shareholders' equity	$759,250		$783,659	$819,912	$734,676	$733,292
Total shareholders' equity	$816,266		$832,820	$969,460	$882,072	$790,175
Total employees (3)	1,297		1,152	1,026	1,026	907

(1)	No allocation of income was made due to loss position.

(2)	Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred.

(3)	Number of employees reflect continuing operations.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the accompanying audited consolidated financial statements and related notes and exhibits included elsewhere in this Form 10-K. Certain statements in this Form 10-K may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include, among other things, statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of this Form 10-K and in our subsequent reports filed with the SEC. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "External Factors Impacting Our Business" as well as the factors identified under "Risk Factors" in Part I, Item 1A of this Form 10-K, as updated in our subsequent reports filed with the SEC. These reports are available at our Web site at www.piperjaffray.com and at the SEC Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

Explanation of Non-GAAP Financial Measures

We have included financial measures that are not prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These non-GAAP financial measures include adjustments to exclude (1) revenues and expenses related to noncontrolling interests, (2) amortization of intangible assets related to acquisitions, (3) compensation from acquisition-related agreements, (4) restructuring and acquisition integration costs and (5) goodwill impairment charges. These adjustments affect the following financial measures: net revenues, compensation expenses, non-compensation expenses, net income/(loss) applicable to Piper Jaffray Companies, earnings/(loss) per diluted common share, return on average common shareholders' equity, segment net revenues, segment operating expenses, segment pre-tax operating income/(loss) and segment pre-tax operating margin. Management believes that presenting these results and measures on an adjusted basis in conjunction with the corresponding U.S. GAAP measures provides the most meaningful basis for comparison of its operating results across periods, and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with U.S. GAAP.

Executive Overview

Strategic Growth Initiatives – Beginning in 2011, following the financial crisis, we implemented a strategic framework focused on achieving strong results across various markets conditions, as well as growth in earnings and improvement in our return on equity. In order to do so, we focused on increasing the contributions from our higher margin activities (i.e., advisory services, public finance and asset management), diversifying the business, and making investments to drive growth. Through strong execution on these strategic initiatives we have increased net revenues and changed the business mix to higher quality earnings. Our investments in the business are discussed below.

Overview of Operations – Our operations are principally engaged in providing investment banking, institutional brokerage, asset management and related financial services to corporations, private equity groups, public entities, non-profit entities and institutional investors in the United States and Europe. We operate through two reportable business segments:

Capital Markets – The Capital Markets segment provides investment banking services and institutional sales, trading and research services. Investment banking services include management of and participation in underwritings, financial advisory services and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Also, we generate revenue through strategic trading and investing activities, which focus on investments in municipal bonds, mortgage-backed securities and U.S. government agency securities. In order to invest firm capital and to manage capital from outside investors, we have created alternative asset management funds in merchant banking that involve equity or debt investments in late stage private companies; senior living, which provides financing to U.S. senior living facilities; and energy, whose principal activity is to invest in oil and gas services companies headquartered in Europe. We receive management and performance fees for managing these funds.

We have made significant progress on our strategic growth initiatives through investments in the business, primarily by expanding into new industry sectors within equity investment banking and equity institutional brokerage, and the expansion of our fixed income middle market sales platform. The following is a summary of our most recent activity.

•	As part of our strategy to expand our equity investment banking business into the energy sector and grow our advisory business, on February 26, 2016, we completed the acquisition of Simmons & Company International ("Simmons"), an employee-owned investment bank and broker dealer focused on the energy industry.

•	In the second quarter of 2015, we began expanding our equity investment banking business into the financial institutions sector through significant hiring in our Capital Markets segment.

•
On September 30, 2015, we built upon our expansion into the financial institutions sector by acquiring the assets of River Branch Holdings LLC ("River Branch"), an equity investment banking boutique focused on the financial institutions sector. The acquisition added investment banking resources dedicated to banks, thrifts, and depository institutions, and further strengthened our mergers and acquisitions leadership in the middle markets.

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

Asset Management – The Asset Management segment, which provides traditional asset management services, manages assets in domestic and international equity markets. Additionally, the asset management segment manages investments in master limited partnerships ("MLPs") and energy infrastructure securities focused on the energy sector for institutions and individuals. Revenues are generated in the form of management and performance fees. Revenues are also generated through investments in the partnerships and funds that we manage.

An explicit element of our strategy in asset management is to diversify our product offerings by adding high quality investment teams. Consistent with this strategy, we added Cupps Capital Management, LLC ("Cupps") in the fourth quarter of 2016. Cupps focuses on U.S. growth investment strategies with an aggressive growth equity product.

With respect to our Asset Management segment, an extended cycle of investors favoring passive investment vehicles over active management, combined with certain products having investment performance below their benchmarks, have reduced management fees for this business and caused a corresponding decline in profitability. Lower average assets under management for our MLP strategies, driven by a decline in MLP valuations, also resulted in decreased management fees and profitability. In the fourth quarter of 2016, we conducted our annual goodwill impairment testing, including the goodwill associated with our Asset Management segment, which resulted in a pre-tax non-cash impairment charge of $82.9 million. For more information on our goodwill impairment testing, please refer to the "Critical Accounting Policies" section.

Financial Highlights

	Twelve Months Ended		Percent Inc/(Dec)
(Amounts in thousands, except per share data)	Dec. 31,	Dec. 31,	2016
	2016	2015	vs. 2015
U.S. GAAP
Net revenues	$747,349	$672,918	11.1%
Compensation and benefits expenses	510,612	421,733	21.1
Non-compensation expenses	267,611	164,762	62.4
Net income/(loss) applicable to Piper Jaffray Companies	(21,952)	52,075	N/M
Earnings/(loss) per diluted common share	$(1.73)	$3.34	N/M

Non-GAAP(1)
Adjusted net revenues	$736,279	$663,108	11.0%
Adjusted compensation and benefits expenses	474,371	417,500	13.6
Adjusted non-compensation expenses	150,427	143,045	5.2
Adjusted net income applicable to Piper Jaffray Companies	72,642	65,850	10.3
Adjusted earnings per diluted common share	$4.69	$4.22	11.1
N/M — Not meaningful

For the year ended December 31, 2016

•	Net revenues increased 11.1 percent compared to 2015, as higher advisory services and debt financing revenues were partially offset by lower equity financing and asset management revenues.

•
Compensation and benefits expenses were up 21.1 percent compared to the year-ago period due primarily to higher compensation expenses arising from increased revenues, as well as additional compensation expenses associated with our recent acquisitions, including amortization of deal consideration tied to employment, and expansion into the financial institutions sector.

•
Non-compensation expenses increased 62.4 percent compared to 2015, driven by an $82.9 million goodwill impairment charge. Also, higher acquisition-related expenses and higher costs as a result of business expansion were partially offset by a $9.8 million settlement of a legal matter in the prior-year period.

•
In 2016, our return on average common shareholders' equity was a negative 2.8 percent, compared with 6.4 percent for 2015. On an adjusted basis, we generated a return on average common shareholders' equity of 9.2 percent(2) in 2016, compared with 8.1 percent(2) for 2015.

(1) Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Year Ended December 31,
(Amounts in thousands, except per share data)	2016	2015
Net revenues:
Net revenues – U.S. GAAP basis	$747,349	$672,918
Adjustments:
Revenue related to noncontrolling interests	(11,070)	(9,810)
Adjusted net revenues	$736,279	$663,108

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$510,612	$421,733
Adjustments:
Compensation from acquisition-related agreements	(36,241)	(4,233)
Adjusted compensation and benefits	$474,371	$417,500

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$267,611	$164,762
Adjustments:
Non-compensation expenses related to noncontrolling interests	(2,864)	(3,403)
Restructuring and integration costs	(10,206)	(10,652)
Goodwill impairment	(82,900)	—
Amortization of intangible assets related to acquisitions	(21,214)	(7,662)
Adjusted non-compensation expenses	$150,427	$143,045

Net income/(loss) applicable to Piper Jaffray Companies:
Net income/(loss) applicable to Piper Jaffray Companies – U.S. GAAP basis	$(21,952)	$52,075
Adjustments:
Compensation from acquisition-related agreements	23,700	2,586
Restructuring and integration costs	7,014	6,508
Goodwill impairment	50,901	—
Amortization of intangible assets related to acquisitions	12,979	4,681
Adjusted net income applicable to Piper Jaffray Companies	$72,642	$65,850

Earnings/(loss) per diluted common share:
Earnings/(loss) per diluted common share – U.S. GAAP basis	$(1.73)	$3.34
Adjustment for loss allocated to participating shares (3)	0.30	—
	(1.43)	3.34
Adjustments:
Compensation from acquisition-related agreements	1.53	0.17
Restructuring and integration costs	0.45	0.42
Goodwill impairment	3.29	—
Amortization of intangible assets related to acquisitions	0.84	0.30
Adjusted earnings per diluted common share	$4.69	$4.22

(2)
Adjusted return on average common shareholders' equity is computed by dividing adjusted net income applicable to Piper Jaffray Companies for the last 12 months by average monthly common shareholders' equity. For a detailed explanation of the components of adjusted net income, see "Reconciliation of U.S. GAAP to adjusted non-GAAP financial information" in footnote (1).

(3)
Piper Jaffray Companies calculates earnings per common share using the two-class method, which requires the allocation of consolidated adjusted net income between common shareholders and participating security holders, which in the case of Piper Jaffray Companies, represents unvested stock with dividend rights. Losses are not allocated to participating shares for periods in which a loss is incurred.

Market Data

The following table provides a summary of relevant market data over the past three years.

				2016	2015
Year Ended	2016	2015	2014	v2015	v2014
Dow Jones Industrials Average (a)	19,763	17,425	17,823	13.4%	(2.2)%
NASDAQ (a)	5,383	5,007	4,736	7.5%	5.7%
NYSE Average Daily Number of Shares Traded
(millions of shares)	1,256	1,187	1,039	5.8%	14.2%
NASDAQ Average Daily Number of Shares Traded
(millions of shares)	1,896	1,886	1,952	0.5%	(3.4)%
Mergers and Acquisitions
(number of transactions in U.S.) (b)	10,540	10,319	10,263	2.1%	0.5%
Public Equity Offerings
(number of transactions in U.S.) (c) (e)	735	909	1,107	(19.1)%	(17.9)%
Initial Public Offerings
(number of transactions in U.S.) (c)	106	171	282	(38.0)%	(39.4)%
Municipal Negotiated Issuances
(number of transactions in U.S.) (d)	8,881	8,764	7,261	1.3%	20.7%
Municipal Negotiated Issuances
(value of transactions in billions in U.S.) (d)	$352.6	$315.9	$266.1	11.6%	18.7%
10-Year Treasuries Average Rate	1.84%	2.14%	2.21%	(14.0)%	(3.2)%
3-Month Treasuries Average Rate	0.32%	0.05%	0.03%	540.0%	66.7%

(a)	Data provided is at period end.

(b)	Source: Securities Data Corporation.

(c)	Source: Dealogic (offerings with reported market value greater than $20 million).

(d)	Source: Thomson Reuters.

(e)	Number of transactions includes convertible offerings.

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

Outlook for 2017

Markets strengthened following the U.S. election in November 2016. Factors contributing to this market dynamic included the belief that administrative and legislative policies, including increased fiscal spending, deregulation and tax reform, may provide catalysts to propel the economy in 2017. However, uncertainty over the details of these policies and their transition, as well as political or economic instability internationally, may inject periods of volatility into the U.S. equity and debt markets. If economic growth accelerates we would expect that higher interest rates would ensue. We anticipate that the U.S. Federal Reserve would manage to a gradual and steady path to rate normalization. Exogenous conditions, however, may trigger episodes of volatility with respect to interest rates. A rising or volatile interest rate environment may have a mixed impact on certain of our businesses.

We expect the equity markets to be constructive in 2017 as U.S. economic growth, spurred by the lowering of tax rates and easing of the regulatory burden on companies, results in improving valuations and sustained CEO confidence levels. These conditions favor our equity capital raising and advisory services businesses. After challenging market conditions in the first half of 2016, we are optimistic that equity financing activity will improve compared to 2016, absent any episodes of heightened volatility or significant declines in equity market valuations. While lower volatility benefits our capital raising business, it adversely impacts our equity sales and trading business. If we experience sustained bouts of higher volatility or material market correction, however, our equity brokerage business may benefit while our equity capital raising and advisory businesses would suffer. Mergers and acquisition activity levels were strong in our advisory services business in 2016, and we believe this business will continue to perform well in 2017 on the strength of our market position, recent investments, and sustained CEO confidence levels. Advisory services revenues for any given quarter are impacted by the timing and size of the deals' closings, which can result in fluctuations in revenues period over period.

While higher interest rates would be favorable to our fixed income institutional brokerage business, the move to higher rates could adversely impact our public finance business in the short-term as the level of refunding activity abates prior to greater economic growth increasing new money issuance volumes. We believe that the level of municipal debt underwriting activity will decline in 2017 after record market issuance volumes in 2016. Our geographic range, product capabilities, and industry expertise should serve to mitigate somewhat the impact of less favorable market conditions on the performance of our public finance business.

Increased economic growth and higher valuations will benefit our asset management business. We will continue to monitor, however, the trend of investors shifting from active to passive investment vehicles. Changing market conditions and increased differentiation in performance by individual companies could begin to favor active managers over passive vehicles in terms of capturing market returns. This could lead to the slowing or reversal of funds flowing out of actively managed strategies which would be beneficial for our business. While it is difficult to anticipate which areas of the market will attract investor interest, we continue to expand our product offerings to broaden our exposure to areas of investor interest.

Results of Operations

Financial Summary

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

						As a Percentage of
						Net Revenues for the
	Year Ended December 31,					Year Ended December 31,
				2016	2015
(Dollars in thousands)	2016	2015	2014	v2015	v2014	2016	2015	2014
Revenues:
Investment banking	$490,340	$414,118	$369,811	18.4%	12.0%	65.6%	61.5%	57.1%
Institutional brokerage	161,186	154,889	156,809	4.1	(1.2)	21.6	23.0	24.2
Asset management	60,672	75,017	85,062	(19.1)	(11.8)	8.1	11.1	13.1
Interest	33,074	41,557	48,716	(20.4)	(14.7)	4.4	6.2	7.5
Investment income	24,602	10,736	12,813	129.2	(16.2)	3.3	1.6	2.0
Total revenues	769,874	696,317	673,211	10.6	3.4	103.0	103.5	103.9

Interest expense	22,525	23,399	25,073	(3.7)	(6.7)	3.0	3.5	3.9

Net revenues	747,349	672,918	648,138	11.1	3.8	100.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	510,612	421,733	394,510	21.1	6.9	68.3	62.7	60.9
Outside services	39,289	36,218	37,055	8.5	(2.3)	5.3	5.4	5.7
Occupancy and equipment	34,813	28,301	28,231	23.0	0.2	4.7	4.2	4.4
Communications	29,626	23,762	22,732	24.7	4.5	4.0	3.5	3.5
Marketing and business development	30,404	29,990	27,260	1.4	10.0	4.1	4.5	4.2
Trade execution and clearance	7,651	7,794	7,621	(1.8)	2.3	1.0	1.2	1.2
Restructuring and integration costs	10,206	10,652	—	(4.2)	N/M	1.4	1.6	—
Goodwill impairment	82,900	—	—	N/M	N/M	11.1	—	—
Intangible asset amortization expense	21,214	7,662	9,272	176.9	(17.4)	2.8	1.1	1.4
Back office conversion costs	561	—	—	N/M	N/M	0.1	—	—
Other operating expenses	10,947	20,383	11,146	(46.3)	82.9	1.5	3.0	1.7
Total non-interest expenses	778,223	586,495	537,827	32.7	9.0	104.1	87.2	83.0

Income/(loss) before income tax expense/(benefit)	(30,874)	86,423	110,311	N/M	(21.7)	(4.1)	12.8	17.0

Income tax expense/(benefit)	(17,128)	27,941	35,986	N/M	(22.4)	(2.3)	4.2	5.6

Net income/(loss)	(13,746)	58,482	74,325	N/M	(21.3)	(1.8)	8.7	11.5

Net income applicable to noncontrolling interests	8,206	6,407	11,153	28.1	(42.6)	1.1	1.0	1.7

Net income/(loss) applicable to Piper Jaffray Companies	$(21,952)	$52,075	$63,172	N/M	(17.6)%	(2.9)%	7.7%	9.7%
N/M — Not meaningful

For the year ended December 31, 2016, we recorded a net loss applicable to Piper Jaffray Companies of $22.0 million, driven by a $50.9 million, net of tax, goodwill impairment charge. Net revenues for the year ended December 31, 2016 were $747.3 million, a 11.1 percent increase compared to $672.9 million in the year-ago period. In 2016, investment banking revenues increased 18.4 percent to $490.3 million, compared with $414.1 million in 2015, driven by strong advisory services and debt financing revenues which reflect our investments and focus to grow these businesses. These increases were partially offset by lower equity financing revenues, as our equity capital raising business experienced challenging market conditions for most of 2016. For the year ended December 31, 2016, institutional brokerage revenues were $161.2 million, up 4.1 percent compared with $154.9 million in 2015, due to higher equity institutional brokerage revenues. Asset management fees were $60.7 million in 2016, compared with $75.0 million in 2015, due to lower management fees from our equity and MLP product offerings. For the year ended December 31, 2016, net interest income decreased to $10.5 million, compared with $18.2 million in 2015. The decrease primarily resulted from the liquidation of our municipal bond fund with outside investors in the second half of 2015, and additional interest expense on our senior notes. In addition, we had lower interest income earned on mortgage-backed securities as a result of lower inventory balances. In 2016, investment income was $24.6 million, compared with $10.7 million in 2015. In the prior year, we recorded losses on our investments of firm capital in our MLP strategies. Non-interest expenses were $778.2 million for the year ended December 31, 2016, an increase of 32.7 percent compared to $586.5 million in the prior year. The increase was due to an $82.9 million goodwill impairment charge, as well as higher compensation expense driven by increased revenues and higher expenses resulting from our recent acquisitions and business expansion. Partially offsetting this increase was lower legal reserves associated with a $9.8 million legal settlement in 2015.

For the year ended December 31, 2015, we recorded net income applicable to Piper Jaffray Companies of $52.1 million. Net revenues for the year ended December 31, 2015 were $672.9 million, a 3.8 percent increase compared to $648.1 million in 2014. In 2015, investment banking revenues increased 12.0 percent to $414.1 million, compared with $369.8 million in 2014, driven by strong advisory services and debt financing revenues as we were able to continue to capitalize on the investments we have made to strengthen these businesses. For the year ended December 31, 2015, institutional brokerage revenues were $154.9 million, compared with $156.8 million in 2014. Asset management fees were $75.0 million in 2015, compared with $85.1 million in 2014, due to lower management fees from our equity product offerings resulting from decreased assets under management. For the year ended December 31, 2015, net interest income decreased to $18.2 million, compared with $23.6 million in 2014. The decrease primarily resulted from lower average inventory balances in municipal and treasury securities driven by the closure and liquidation of our municipal bond fund with outside investors in the second half of 2015, as well as lower interest income attributable to a merchant banking debt investment that was repaid in the second quarter of 2014. These decreases were partially offset by increased interest expense at the end of 2015 due to a higher amount of outstanding principal on our senior notes. In 2015, investment income was $10.7 million, compared with $12.8 million in 2014, as we recorded gains associated with our investment and the noncontrolling interests in the merchant banking fund that we manage, which were partially offset by losses on our investments of firm capital in our MLP strategies. Non-interest expenses were $586.5 million for the year ended December 31, 2015, an increase of 9.0 percent compared to $537.8 million in 2014, resulting from higher compensation expenses due to increased revenues and expansion of our financial institutions group, as well as higher non-compensation expenses due to a $9.8 million legal settlement charge and restructuring and integration costs primarily associated with the acquisitions of River Branch and BMO GKST.

Consolidated Non-Interest Expenses

Compensation and Benefits – Compensation and benefits expenses, which are the largest component of our expenses, include salaries, incentive compensation, benefits, stock-based compensation, employment taxes, income associated with the forfeiture of stock-based compensation and other employee costs. A portion of compensation expense is comprised of variable incentive arrangements, including discretionary incentive compensation, the amount of which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits. Other compensation costs, primarily base salaries and benefits, are more fixed in nature. The timing of incentive compensation payments, which generally occur in February, has a greater impact on our cash position and liquidity than is reflected on our consolidated statements of operations.We have granted restricted stock with service conditions as a component of our acquisition deal consideration, which is amortized to compensation expense over the service period.

For the year ended December 31, 2016, compensation and benefits expenses increased 21.1 percent to $510.6 million from $421.7 million in 2015, due to higher revenues as well as higher acquisition-related compensation costs primarily resulting from the Simmons acquisition completed in February 2016. Compensation and benefits expenses as a percentage of net revenues was 68.3 percent in 2016, compared with 62.7 percent in 2015. The higher compensation expense ratio was attributable to increased acquisition-related compensation. We expect this ratio to continue at an elevated rate in 2017.

For the year ended December 31, 2015, compensation and benefits expenses increased 6.9 percent to $421.7 million from $394.5 million in 2014, due primarily to improved financial results. Compensation and benefits expenses as a percentage of net revenues was 62.7 percent in 2015, compared with 60.9 percent in 2014. The higher compensation expense ratio was attributable to incremental compensation related to the expansion of our financial institutions group as well as a change in our mix of revenues.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses increased 8.5 percent to $39.3 million in 2016, compared with $36.2 million in the corresponding period of 2015. Excluding the portion of expenses from non-controlled equity interests in our consolidated alternative asset management funds, outside services expenses increased 9.2 percent due primarily to higher professional fees, as well as incremental expenses related to our acquisitions.

Outside services expenses decreased 2.3 percent to $36.2 million in 2015, compared with $37.1 million in 2014. Excluding the portion of expenses from non-controlled equity interests in our consolidated alternative asset management funds, outside services expenses decreased 1.7 percent.

Occupancy and Equipment – For the year ended December 31, 2016, occupancy and equipment expenses increased 23.0 percent to $34.8 million, compared with $28.3 million in 2015. The increase was primarily the result of incremental occupancy expenses from our acquisitions of Simmons, River Branch and BMO GKST.

For the year ended December 31, 2015, occupancy and equipment expenses were $28.3 million, essentially flat compared with 2014.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the year ended December 31, 2016, communication expenses increased 24.7 percent to $29.6 million, compared with $23.8 million for the year ended December 31, 2015. The increase resulted from higher market data service expenses due to the additional headcount associated with our acquisition of Simmons, and also reflects a full year of incremental expenses associated with our acquisitions of River Branch and BMO GKST.

For the year ended December 31, 2015, communication expenses increased 4.5 percent to $23.8 million, compared with $22.7 million for the year ended December 31, 2014. The increase resulted from higher market data service expenses due to the additional headcount associated with our financial institutions group expansion and our acquisitions of River Branch and BMO GKST.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. In 2016, marketing and business development expenses were $30.4 million, compared with $30.0 million for the year ended December 31, 2015, as increased travel expenses were offset by a decline in third party marketing fees.

In 2015, marketing and business development expenses increased 10.0 percent to $30.0 million, compared with $27.3 million in the year ended December 31, 2014, due to higher travel expenses from increased business activity and acquisition-related travel.

Trade Execution and Clearance – For the year ended December 31, 2016, trade execution and clearance expenses were $7.7 million, down slightly compared with 2015.

For the year ended December 31, 2015, trade execution and clearance expenses were $7.8 million, compared with $7.6 million in the year ended December 31, 2014.

Restructuring and Integration Costs – During the year ended December 31, 2016, we recorded restructuring and acquisition integration costs of $10.2 million primarily related to our acquisition of Simmons. The expenses consisted of $6.6 million of severance, benefits and outplacement costs, $1.3 million of vacated redundant leased office space, $1.3 million of transaction costs, and $1.0 million of contract termination costs.

For the year ended December 31, 2015, we recorded restructuring and integration costs of $10.7 million, primarily related to the acquisitions of River Branch and BMO GKST. The expenses consisted of $8.8 million of severance, benefits and outplacement costs, $1.4 million of transaction costs, and $0.5 million of contract termination costs.

Goodwill Impairment – During the fourth quarter of 2016, we completed our annual goodwill impairment testing, which resulted in a non-cash goodwill impairment charge of $82.9 million related to the asset management reporting unit.

Intangible Asset Amortization Expense – Intangible asset amortization expense includes the amortization of definite-lived intangible assets consisting of customer relationships, the Simmons trade name, and non-competition agreements. For the year ended December 31, 2016, intangible asset amortization expense was $21.2 million, compared with $7.7 million in the corresponding period of 2015. The increase reflects incremental intangible asset amortization expense related to the acquisition of Simmons, and a full year of intangible asset amortization expense related to the 2015 acquisitions of River Branch and BMO GKST.

For the year ended December 31, 2015, intangible asset amortization expense was $7.7 million, compared with $9.3 million in the corresponding period of 2014.

Back Office Conversion Costs – In 2017, we will be migrating from a self clearing model to a fully disclosed model. Back office conversion costs includes costs incurred to move to a fully disclosed clearing model, such as contract termination fees, vendor migration fees, other professional fees, and severance benefits for impacted personnel. For the year ended December 31, 2016, we incurred back office conversion costs of $0.6 million. We expect to complete this conversion in 2017 and incur costs of approximately $3.0 million between 2016 and 2017. We anticipate a meaningful reduction in our trade clearing expenses by moving to a fully disclosed model.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses decreased to $10.9 million in 2016, compared with $20.4 million in 2015. Legal reserves were higher in 2015 due to a $9.8 million charge resulting from settlement of a legal matter.

Other operating expenses increased to $20.4 million in 2015, compared with $11.1 million in 2014. In 2015, we recorded a $9.8 million charge related to settlement of a legal matter.

Income Taxes – For the year ended December 31, 2016, our benefit from income taxes was $17.1 million equating to an effective tax rate, excluding noncontrolling interests, of 43.8 percent. The higher effective tax rate was due to the benefit from tax-exempt municipal interest income during a period with pre-tax losses.

For the year ended December 31, 2015, our provision for income taxes was $27.9 million, equating to an effective tax rate, excluding noncontrolling interests, of 34.9 percent.

For the year ended December 31, 2014, our provision for income taxes was $36.0 million, equating to an effective rate, excluding noncontrolling interests, of 36.3 percent.

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

Adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin exclude (1) revenues and expenses related to noncontrolling interests, (2) amortization of intangible assets related to acquisitions, (3) compensation from acquisition-related agreements, (4) restructuring and acquisition integration costs and (5) goodwill impairment charges. For U.S. GAAP purposes, these items are included in each of their respective line items on the consolidated statements of operations.

Adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin present the segments' results of operations excluding the impact resulting from the consolidation of noncontrolling interests in alternative asset management funds and private equity investment vehicles. Consolidation of these funds results in the inclusion of the proportionate share of the income or loss attributable to the equity interests in consolidated funds that are not attributable, either directly or indirectly, to us (i.e. noncontrolling interests). This proportionate share is reflected in net income applicable to noncontrolling interests in the accompanying consolidated statements of operations, and has no effect on the overall financial performance of the segments, as ultimately, this income or loss is not income or loss for the segments themselves. Included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin is the actual proportionate share of the income or loss attributable to us as an investor in such funds.

Adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin also exclude amortization of intangible assets and compensation from acquisition-related agreements. These amounts are excluded on a non-GAAP basis as they represent expenses specifically related to acquisitions that will eventually be fully amortized and therefore not part of our on-going operations. The restructuring and integration costs excluded from adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin represent charges that resulted from severance benefits, vacating redundant leased office space and contract termination costs. Restructuring and integration costs are excluded from our non-GAAP financial measures as they generally relate to an acquisition or a specific event and excluding these amounts provides a better understanding of our core non-compensation expenses. Management believes that presenting adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin excluding the acquisition-related amounts and restructuring and integration costs provides clarity on the financial results generated by the core operating components of our business. The non-cash goodwill impairment charge recognized in 2016 relates to the asset management reporting unit and primarily pertains to goodwill created from the 2010 acquisition of ARI.

Capital Markets

The following table sets forth the Capital Markets adjusted segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Year Ended December 31,
	2016				2015
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Financing
Equities	$71,161	$—	$—	$71,161	$114,468	$—	$—	$114,468
Debt	115,013	—	—	115,013	91,195	—	—	91,195
Advisory services	304,654	—	—	304,654	209,163	—	—	209,163
Total investment banking	490,828	—	—	490,828	414,826	—	—	414,826

Institutional sales and trading
Equities	87,992	—	—	87,992	78,584	—	—	78,584
Fixed income	90,495	971	—	91,466	93,489	816	—	94,305
Total institutional sales and trading	178,487	971	—	179,458	172,073	816	—	172,889

Total management and performance fees	6,363	—	—	6,363	4,642	—	—	4,642

Investment income	14,692	10,099	—	24,791	15,474	8,994	—	24,468

Long-term financing expenses	(9,136)	—	—	(9,136)	(7,494)	—	—	(7,494)

Net revenues	681,234	11,070	—	692,304	599,521	9,810	—	609,331

Operating expenses	580,974	2,864	62,025	645,863	511,241	3,403	16,293	530,937

Segment pre-tax operating income	$100,260	$8,206	$(62,025)	$46,441	$88,280	$6,407	$(16,293)	$78,394

Segment pre-tax operating margin	14.7%			6.7%	14.7%			12.9%

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
Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2016	2015
Compensation from acquisition-related agreements	$36,241	$4,019
Restructuring and integration costs	10,197	10,652
Amortization of intangible assets related to acquisitions	15,587	1,622
	$62,025	$16,293

Capital Markets net revenues on a U.S. GAAP basis increased 13.6 percent to $692.3 million for the year ended December 31, 2016, compared with $609.3 million in the prior-year period. For the year ended December 31, 2016, Capital Markets adjusted net revenues were $681.2 million compared with $599.5 million for the year ended December 31, 2015.The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis.

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

In 2016, investment banking revenues increased 18.3 percent to $490.8 million compared with $414.8 million in the corresponding period of the prior year, as strong advisory services and debt financing revenues were partially offset by lower equity financing revenues. For the year ended December 31, 2016, advisory services revenues increased to $304.7 million, compared with $209.2 million in 2015. The increase reflects our long-term effort to grow our advisory services business, including expansion into the energy and financial institutions sectors over the past year. Our revenues increased more than 45 percent compared to the prior year while mergers and acquisitions activity was declining, which reflects meaningful market share gains. Our debt advisory group also contributed to the strong results. We completed 150 transactions with an aggregate enterprise value of $22.3 billion in 2016, compared with 82 transactions with an aggregate enterprise value of $23.0 billion in 2015. Debt financing revenues for the year ended December 31, 2016 were $115.0 million, an increase of 26.1 percent compared with $91.2 million in the year-ago period, due to higher public finance revenues. Our public finance business benefited from increased new money issuance volumes and refunding activity, as well as market share gains attributable to our geographic and sector expansion. In 2016, our par value from negotiated municipal issuances increased 17.2 percent, compared to 10.5 percent for the industry. During 2016, we completed 718 negotiated municipal issues with a total par value of $16.7 billion, compared with 707 negotiated municipal issues with a total par value of $14.3 billion during the prior-year period. For the year ended December 31, 2016, equity financing revenues were $71.2 million, down 37.8 percent compared with $114.5 million in the prior-year period, due to fewer completed transactions and lower revenue per transaction. The equity capital raising business experienced challenging market conditions for most of the year. The total available fee pool in the sub-$2 billion market decreased 33 percent in 2016. Contributions from our expansion into the energy and financial institutions sectors partially offset the impact of the significant decrease in capital raising. During 2016, we completed 68 equity financings, raising $13.7 billion for our clients, compared with 95 equity financings, raising $17.4 billion for our clients in the year-ago period.

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

For the year ended December 31, 2016, institutional brokerage revenues increased 3.8 percent to $179.5 million, compared with $172.9 million in the prior-year period, as higher equity institutional brokerage revenues were partially offset by lower fixed income institutional brokerage revenues. Equity institutional brokerage revenues were $88.0 million in 2016, up 12.0 percent compared with $78.6 million in 2015. The increase reflects our expansion into the energy and financial institutions sectors and expanded research capabilities. For the year ended December 31, 2016, fixed income institutional brokerage revenues were $91.5 million, down 3.0 percent compared with $94.3 million in the prior-year period. The addition of BMO GKST in the fourth quarter of 2015 resulted in gains to our customer flow business in 2016, which were offset by lower trading gains from fewer trading opportunities. Challenging market conditions at various times during the year negatively impacted our trading opportunities, which reduced our revenues. Credit spreads were volatile in the first quarter, and the municipal market, in which we have a meaningful presence, was volatile in the fourth quarter.

Management and performance fees include the fees generated from our merchant banking, energy, senior living and municipal bond funds with outside investors. For the year ended December 31, 2016, management and performance fees were $6.4 million, up 37.1 percent compared with $4.6 million in the prior-year period, due to incremental management fees generated from two energy funds, which we acquired with the Simmons acquisition, as well as higher performance fees from our merchant banking fund. These increases were offset by lower management fees from a municipal bond fund, which we closed in the third quarter of 2015.

Investment income includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our merchant banking fund, municipal bond fund, senior living fund, and other firm investments. For the year ended December 31, 2016, investment income was $24.8 million, compared to $24.5 million in 2015. In 2016, higher gains on the senior living fund that we manage, as well as higher gains on our firm investments, were offset by lower gains in our merchant banking fund. Excluding the impact of noncontrolling interests, adjusted investment income was $14.7 million in 2016.

Long-term financing expenses primarily represent interest paid on our senior notes. For the year ended December 31, 2016, long-term financing expenses increased to $9.1 million, compared to $7.5 million in the prior-year period, as we increased the amount of outstanding principal on our senior notes in the fourth quarter of 2015 from $125 million to $175 million.

Capital Markets segment pre-tax operating margin for the year ended December 31, 2016 decreased to 6.7 percent, compared with 12.9 percent for 2015, due to higher acquisition-related costs. Adjusted segment pre-tax operating margin of 14.7 percent for the year ended December 31, 2016 was consistent with 2015. In 2016, a decrease in our non-compensation ratio was offset by a higher compensation ratio due to our mix of business.

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

Capital Markets net revenues on a U.S. GAAP basis were $609.3 million for the year ended December 31, 2015, compared with $567.8 million for the year ended December 31, 2014. For the year ended December 31, 2015, Capital Markets adjusted net revenues were $599.5 million compared with $552.1 million in the prior year. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis.

In 2015, investment banking revenues increased 11.9 percent to $414.8 million compared with $370.6 million in the prior year, due primarily to strong debt financing and advisory services revenues. For the year ended December 31, 2015, equity financing revenues were $114.5 million, up 4.3 percent compared with $109.7 million in the prior-year period, as a result of more completed transactions and slightly higher revenue per transaction. We were bookrunner on 70 percent of our transactions in 2015 compared to 52 percent in 2014. During 2015, we completed 95 equity financings, raising $17.4 billion for our clients, compared with 90 equity financings, raising $20.5 billion for our clients in 2014. Debt financing revenues for the year ended December 31, 2015 were $91.2 million, up 44.7 percent compared with $63.0 million in the prior year, due to higher public finance revenues resulting from market-wide increases in the volume of municipal issuances in 2015, as well as market share gains attributable to our geographic and sector expansion and product diversification. In 2015, our par value from negotiated debt issuances increased 49.8 percent, compared to 18.7 percent for the industry. During 2015, we completed 707 negotiated municipal issues with a total par value of $14.3 billion, compared with 485 negotiated municipal issues with a total par value of $9.5 billion during 2014. For the year ended December 31, 2015, advisory services revenues increased to $209.2 million, compared with $197.9 million in 2014, due to increased mergers and acquisitions services revenues from higher revenue per transaction. Our strategic focus to grow our mergers and acquisitions resources in the middle market and continued leadership in the healthcare sector has resulted in market share gains and increased revenues. We completed 82 transactions with an aggregate enterprise value of $23.0 billion during 2015, compared with 91 transactions with an aggregate enterprise value of $14.7 billion in 2014.

In 2015, institutional brokerage revenues decreased slightly to $172.9 million, compared with $174.4 million in 2014, due to lower equity institutional brokerage revenues, partially offset by higher fixed income institutional brokerage revenues. Equity institutional brokerage revenues were $78.6 million in 2015, down 4.4 percent compared with $82.2 million in 2014. The decrease was primarily due to lower client trading volumes, offset in part by contributions from our financial institutions group expansion. For the year ended December 31, 2015, fixed income institutional brokerage revenues were $94.3 million, up slightly compared with $92.2 million in the prior year, as a decline in strategic trading revenues was more than offset by solid performance in our customer flow business and incremental revenues associated with our acquisition of BMO GKST.

For the year ended December 31, 2015, management and performance fees were $4.6 million, down 14.0 percent compared with $5.4 million in 2014, due to decreased performance fees from our municipal bond fund, partially offset by higher performance fees from our merchant banking fund. In the third quarter of 2015, we closed the municipal bond fund and completed its liquidation in October 2015.

For the year ended December 31, 2015, investment income was $24.5 million, compared to $24.0 million in 2014. In 2015, we recorded higher gains on our merchant banking activities, which were offset by lower gains on the municipal bond fund with outside investors that we liquidated in the fourth quarter of 2015. Excluding the impact of noncontrolling interests, adjusted investment income was $15.5 million in 2015.

In 2015, long-term financing expenses increased to $7.5 million, compared to $6.7 million in the prior year, as we increased the amount of outstanding principal on our senior notes in the fourth quarter of 2015 from $125 million to $175 million.

Capital Markets segment pre-tax operating margin for 2015 decreased to 12.9 percent, compared with 15.7 percent for 2014. Adjusted segment pre-tax operating margin for 2015 decreased to 14.7 percent, compared with 15.4 percent for 2014. The decrease in pre-tax operating margin was due to higher non-compensation expenses resulting from a legal settlement as well as additional expenses associated with our acquisitions of River Branch and BMO GKST and our financial institutions group expansion.

Asset Management

The following table sets forth the Asset Management segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Year Ended December 31,
	2016				2015
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
Equity	$28,164	$—	$—	$28,164	$38,249	$—	$—	$38,249
MLP	25,561	—	—	25,561	31,918	—	—	31,918
Total management fees	53,725	—	—	53,725	70,167	—	—	70,167

Performance fees
Equity	584			584	208	—	—	208
MLP	—			—	—	—	—	—
Total performance fees	584	—	—	584	208	—	—	208

Total management and performance fees	54,309	—	—	54,309	70,375	—	—	70,375

Investment income/(loss)	736	—	—	736	(6,788)	—	—	(6,788)

Total net revenues	55,045	—	—	55,045	63,587	—	—	63,587

Operating expenses	43,824	—	88,536	132,360	49,304	—	6,254	55,558

Segment pre-tax operating income/(loss)	$11,221	$—	$(88,536)	$(77,315)	$14,283	$—	$(6,254)	$8,029

Segment pre-tax operating margin	20.4%			(140.5)%	22.5%			12.6%

Adjusted segment pre-tax operating margin excluding investment income/(loss) (2)	19.3%				29.9%

(1)	Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income/(loss) and adjusted segment pre-tax operating margin for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2016	2015
Compensation from acquisition-related agreements	$—	$214
Restructuring and integration costs	9	—
Goodwill impairment	82,900	—
Amortization of intangible assets related to acquisitions	5,627	6,040
	$88,536	$6,254

(2)
Management believes that presenting adjusted segment pre-tax operating margin excluding investment income/(loss), a non-GAAP measure, provides the most meaningful basis for comparison of Asset Management operating results across periods.

Management and performance fee revenues comprise the revenues generated from management and investment advisory services performed for separately managed accounts, registered funds and partnerships. Client asset inflows and outflows and investment performance have a direct effect on management and performance fee revenues. Management fees are generally based on the level of assets under management ("AUM") measured monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations or net client asset flows, will result in a corresponding increase or decrease in management fees. Fees vary with the type of assets managed and the vehicle in which they are managed. Performance fees are earned when the investment return on AUM exceeds certain benchmark targets or other performance targets over a specified measurement period. The level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in total AUM. The majority of performance fees, if earned, are generally recorded in the fourth quarter of the applicable year or upon withdrawal of client assets. At December 31, 2016, approximately five percent of our AUM was eligible to earn performance fees.

For the year ended December 31, 2016, management fees were $53.7 million, a decrease of 23.4 percent, compared with $70.2 million in the prior-year period, due to decreased management fees from both our equity and MLP product offerings. In 2016, management fees related to our equity strategies were $28.2 million, down 26.4 percent compared to 2015, driven by lower AUM from net client outflows in our value equity products amid tough market trends for active asset managers and underperformance in certain of our strategies. Management fees from our MLP strategies decreased 19.9 percent in 2016 to $25.6 million compared with $31.9 million in 2015. The decline in management fees resulted from lower average AUM, driven by a decline in MLP valuations.

For the year ended December 31, 2016, performance fees were $0.6 million, compared to $0.2 million in the prior-year period. The performance fees recorded in 2016 and 2015 resulted from certain funds exceeding their performance targets over a specified measurement period.

Investment income/(loss) includes gains and losses from our investments in registered funds and private funds or partnerships that we manage. In 2016, we recorded investment income of $0.7 million, compared with a loss of $6.8 million for the year ended December 31, 2015. The investment loss in 2015 was driven by losses in MLP investments.

Segment pre-tax operating margin for the year ended December 31, 2016 was a negative 140.5 percent, compared to 12.6 percent for the year ended December 31, 2015. The negative pre-tax operating margin in 2016 was driven by the $82.9 million goodwill impairment charge. Excluding investment income/(loss) on firm capital invested in our strategies, adjusted operating margin declined from 29.9 percent in 2015 to 19.3 percent in 2016, due to lower management fees.

The following table sets forth the Asset Management segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Year Ended December 31,
	2015				2014
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
Equity	$38,249	$—	$—	$38,249	$47,987	$—	$—	$47,987
MLP	31,918	—	—	31,918	30,785	—	—	30,785
Total management fees	70,167	—	—	70,167	78,772	—	—	78,772

Performance fees
Equity	208	—	—	208	684	—	—	684
MLP	—	—	—	—	208	—	—	208
Total performance fees	208	—	—	208	892	—	—	892

Total management and performance fees	70,375	—	—	70,375	79,664	—	—	79,664

Investment income/(loss)	(6,788)	—	—	(6,788)	683	—	—	683

Total net revenues	63,587	—	—	63,587	80,347	—	—	80,347

Operating expenses	49,304	—	6,254	55,558	51,582	—	7,584	59,166

Segment pre-tax operating income	$14,283	$—	$(6,254)	$8,029	$28,765	$—	$(7,584)	$21,181

Segment pre-tax operating margin	22.5%			12.6%	35.8%			26.4%

Adjusted segment pre-tax operating margin excluding investment income/(loss) (2)	29.9%				35.3%

(1)	Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2015	2014
Compensation from acquisition-related agreements	$214	$1,284
Amortization of intangible assets related to acquisitions	6,040	6,300
	$6,254	$7,584

(2)
Management believes that presenting adjusted segment pre-tax operating margin excluding investment income/(loss), a non-GAAP measure, provides the most meaningful basis for comparison of Asset Management operating results across periods.

For the year ended December 31, 2015, management fees were $70.2 million, a decrease of 10.9 percent, compared with $78.8 million in 2014, due to decreased management fees from our equity strategies. In 2015, management fees related to our equity strategies were $38.2 million, down 20.3 percent compared to 2014, due to lower average AUM from net client outflows and market depreciation, as well as a lower average effective yield. The average effective revenue yield for our equity strategies was 69 basis points in 2015, compared to 78 basis points in the prior year. The decline in the average effective revenue yield was driven by large new investments from institutional investors, which have a lower fee structure. Management fees from our MLP strategies increased 3.7 percent in 2015 to $31.9 million, compared with $30.8 million in 2014, due to higher average effective revenue yields, partially offset by lower AUM, driven by sharp declines in MLP valuations. The average effective revenue yield for our MLP strategies was 61 basis points in 2015, compared to 54 basis points in 2014. The increase in the average effective revenue yield was due to more assets from individual investors in open-ended mutual funds, which earned higher fees.

For the year ended December 31, 2015, performance fees were $0.2 million, compared to $0.9 million in 2014. The performance fees recorded in 2015 and 2014 primarily resulted from certain funds exceeding their performance targets over a specified measurement period or at the time of client asset withdrawals.

In 2015, we recorded an investment loss of $6.8 million driven by losses in MLP investments, compared with income of $0.7 million in 2014.

Segment pre-tax operating margin for 2015 was 12.6 percent, compared to 26.4 percent for 2014. Excluding investment income/(loss) on firm capital invested in our strategies, adjusted segment pre-tax operating margin for the year ended December 31, 2015 was 29.9 percent, compared to 35.3 percent for the year ended December 31, 2014, due to lower management fees.

The following table summarizes the changes in our AUM for the periods presented:

	Twelve Months Ended
	December 31,
(Dollars in millions)	2016	2015	2014
Equity
Beginning of period	$4,954	$5,758	$6,683
Net outflows	(1,331)	(572)	(979)
Net market appreciation/(depreciation)	492	(232)	54
End of period	$4,115	$4,954	$5,758

MLP
Beginning of period	$3,924	$5,711	$4,549
Net inflows/(outflows)	(286)	434	719
Net market appreciation/(depreciation)	978	(2,221)	443
End of period	$4,616	$3,924	$5,711

Total
Beginning of period	$8,878	$11,469	$11,232
Net outflows	(1,617)	(138)	(260)
Net market appreciation/(depreciation)	1,470	(2,453)	497
End of period	$8,731	$8,878	$11,469

At December 31, 2016, total AUM was $8.7 billion. Equity AUM was $4.1 billion at December 31, 2016, compared to $5.0 billion at December 31, 2015, as net client outflows of $1.3 billion were partially offset by net market appreciation of $0.5 billion. The asset management industry has experienced an ongoing trend of investors favoring passive investment vehicles over active management. Our AUM outflows in 2016 reflected the impact of this trend, including a large investor in our all-cap product shifting to a passive investment. In addition, performance in our small/mid-cap and all-cap value strategies has lagged their relative benchmarks which has contributed to client outflows. These outflows were partially offset by client inflows related to the addition of an aggressive growth equity team in the fourth quarter of 2016. MLP AUM increased to $4.6 billion at December 31, 2016 as net market appreciation of $1.0 billion more than offset net client outflows of $0.3 billion.

Total AUM decreased to $8.9 billion in 2015 driven by net market depreciation in our MLP product offerings. Equity AUM was $5.0 billion at December 31, 2015, compared to $5.8 billion at December 31, 2014 due to net client outflows and net market depreciation during the period. In 2015, our performance in our small/mid-cap value strategy lagged its relative benchmark, which contributed to client outflows, as did the continued movement to passive funds over actively-managed funds. These outflows were offset by client inflows related to our international and energy strategies. MLP AUM decreased $1.8 billion to $3.9 billion at December 31, 2015 as net market depreciation of $2.2 billion was partially offset by net client inflows of $0.4 billion.

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

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date (the exit price). Based on the nature of our business and our role as a "dealer" in the securities industry or as a manager of alternative asset management funds, the fair values of our financial instruments are determined internally. See Note 2 and Note 6 to our consolidated financial statements for additional information on the valuation of our financial instruments and our fair value processes, including specific control processes to determine the reasonableness of the fair value of our financial instruments.

Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 820, "Fair Value Measurement," establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to inputs with little or no pricing observability (Level III measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 6 to our consolidated financial statements for additional discussion of our assets and liabilities in the fair value hierarchy.

Goodwill and Intangible Assets

We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities acquired requires certain management estimates. At December 31, 2016, we had goodwill of $196.2 million. The goodwill balance consists of $81.9 million recorded within our capital markets segment, of which $60.7 million is attributable to our 2016 acquisition of Simmons. The remaining $114.4 million relates to our asset management segment. At December 31, 2016, we had intangible assets of $37.2 million, of which $19.3 million relates to our capital markets segment and $17.9 million relates to our asset management segment.

We are required to perform impairment tests of our goodwill and indefinite-life intangible assets annually and on an interim basis when circumstances exist that could indicate possible impairment. We have elected to test for goodwill impairment in the fourth quarter of each calendar year. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after making an assessment, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if we conclude otherwise, then we are required to perform the two-step impairment test, which requires management to make judgments in determining what assumptions to use in the calculation. See Note 13 to our consolidated financial statements for additional information on our goodwill impairment testing.

The initial recognition of goodwill and other intangible assets and the subsequent quantitative impairment analysis involves significant judgment in determining the estimates of future cash flows, discount rates, economic forecast and other assumptions which are then used in acceptable valuation techniques, such as the market approach (earnings and/or transaction multiples) and/or the income approach (discounted cash flow method). Changes in these estimates and assumptions could have a significant impact on the fair value and any resulting impairment of goodwill. Our estimated cash flows, by their nature, are difficult to determine over an extended time period. Events and factors that may significantly affect the estimates include, among others, competitive forces and changes in revenue growth trends, cost structures, technology, and market conditions. To assess the reasonableness of cash flow estimates and validate assumptions used in our estimates, we review historical performance of the underlying assets or similar assets. In assessing the fair value of our reporting units, the volatile nature of the securities markets and our industry requires us to consider the business and market cycle and assess the stage of the cycle in estimating the timing and extent of future cash flows. In addition to discounted cash flows, we consider earnings multiples of comparable public companies and multiples of recent mergers and acquisitions transactions of similar businesses in our subsequent impairment analysis.

We performed our annual goodwill impairment analysis based on financial information as of October 31, 2016, which resulted in a non-cash goodwill impairment charge of $82.9 million. The charge relates to the asset management reporting unit and primarily pertains to goodwill created from the 2010 acquisition of ARI. The impairment charge resulted from net outflows of AUM in 2016 as a result of an extended cycle of investors favoring passive investment vehicles over active management, combined with certain investment strategies having performance below their benchmarks, which led to reduced management fees and profitability. In addition, lower average AUM for our MLP strategies, driven by a decline in MLP valuations, resulted in decreased management fees and profitability. The fair value of the asset management reporting unit was calculated using the income approach (discounted cash flow method based on revenue and EBITDA forecasts) and market approach (earnings multiples of comparable public companies), which are valuation techniques we believe market participants would use for the reporting unit. The implied fair value of the reporting unit’s goodwill was determined in the same manner as the amount of goodwill recognized in a business combination. The implied fair value of goodwill is the excess value of the reporting unit over the fair value assigned to its assets and liabilities.

We elected to perform a qualitative assessment to test the goodwill in our capital markets reporting unit for impairment. The following relevant events and circumstances were evaluated in concluding that it was not more likely than not that this goodwill was impaired: macroeconomic conditions, industry and market considerations, and the overall financial performance of the capital markets reporting unit. Our annual goodwill impairment testing resulted in no impairment associated with the capital markets reporting unit.

We also evaluated intangible assets (indefinite and definite-lived) and concluded there was no impairment in 2016.

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

See Note 21 to our consolidated financial statements for additional information about our stock-based compensation plans.

Income Taxes

We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally restricted compensation (i.e., restricted stock, restricted stock units, options, restricted mutual fund shares (MFRS awards), and deferred compensation). The realization of deferred tax assets is assessed and a valuation allowance is recognized to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. We believe that our future taxable profits will be sufficient to recognize our U.S. deferred tax assets. However, if our projections of future taxable profits do not materialize, we may conclude that a valuation allowance is necessary, which would impact our results of operations in that period. As of December 31, 2016, we have recorded a deferred tax asset valuation allowance of $0.8 million, representing the entire deferred tax asset related to net operating loss carryforwards within Simmons & Company International Limited ("SCIL").

We record deferred tax benefits for future tax deductions expected upon the vesting of stock-based compensation. If deductions reported on our tax return for stock-based compensation (i.e., the value of the stock-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with ASC 718), we record the excess tax benefit as additional paid-in capital. Conversely, if deductions reported on our tax return for stock-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, we offset the deficiency first to any previously recognized excess tax benefits recorded as additional paid-in capital and any remaining deficiency is recorded as income tax expense. As discussed in Note 3 to our consolidated financial statements, beginning January 1, 2017, new accounting guidance requires us to recognize the income tax effects of stock-based compensation awards in the income statement when the awards vest, rather than as additional paid-in capital. As of December 31, 2016, we had $7.3 million of excess tax benefits recorded as additional paid-in capital, which will remain in additional paid-in capital. In the first quarter of 2017, approximately 4,000 options expired and 611,000 shares vested at share prices greater than the grant date fair value, resulting in $7.1 million of excess tax benefits recorded as income tax benefit in the first quarter of 2017.

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

We have not historically paid cash dividends on our common stock. Beginning in 2017, we are initiating the payment of a quarterly cash dividend to holders of our common stock. Our board of directors has declared a dividend of $0.3125 per share to be paid on March 13, 2017 to shareholders of record as of the close of business on February 20, 2017. Our board of directors is free to change our dividend policy at any time.

Effective August 14, 2015, our board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2017. During 2016, we repurchased 1,536,226 shares our common stock at an average price of $38.89 per share for an aggregate purchase price of $59.7 million related to this authorization. We have $71.8 million remaining under this authorization.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During 2016, we purchased 261,685 shares or $11.1 million of our common shares for this purpose.

Cash Flows

Cash and cash equivalents at December 31, 2016 were $41.4 million, a decrease of $148.6 million from December 31, 2015. Operating activities provided $48.8 million of cash, as non-cash charges were partially offset by an increase in operating assets. Our $13.7 million net loss in 2016 included non-cash charges of $82.9 million related to goodwill impairment and $21.2 million of intangible asset amortization expense. The increase in intangible asset amortization expense was due to incremental expense related to our recent acquisitions of Simmons, River Branch and BMO GKST. The increase in operating assets primarily related to a receivable for unsettled trades, reverse repurchase agreements, which are principally used to make delivery on securities sold short, and additional investments in our senior living fund. In 2016, investing activities used $83.7 million of cash, of which $72.7 million related to the acquisition of Simmons, and $11.0 million for the purchase of fixed assets. Cash of $111.6 million was used in financing activities as we repurchased $70.9 million of common stock. In addition, we used excess cash of $27.4 million to reduce amounts due under our short-term financing, primarily related to commercial paper, and also decreased our obligations related to repurchase agreements.

Cash and cash equivalents increased $174.0 million to $189.9 million at December 31, 2015 from December 31, 2014. Operating activities provided $379.5 million of cash primarily due to cash generated from earnings as well as a reduction in operating assets, particularly related to the liquidation of our municipal bond fund with outside investors, convertible securities inventory, and reverse repurchase agreements, which are principally used to make delivery on securities sold short. Investing activities in 2015 used $16.2 million of cash primarily related to the acquisitions of River Branch and BMO GKST, and the purchase of fixed assets. In 2015, financing activities used $189.0 million of cash as we repurchased $132.9 million of common stock, and experienced a

$106.8 million decrease in noncontrolling interests resulting from the liquidation of our municipal bond fund with outside investors. In October 2015, we entered into a Second Amended and Restated Note Purchase Agreement under which we issued unsecured fixed rate senior notes that provided $125.0 million in financing, $75.0 million of which was used to repay our Class B variable rate senior notes that were due in November 2015.

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

Leverage

The following table presents total assets, adjusted assets, total shareholders’ equity and tangible shareholders’ equity with the resulting leverage ratios as of:

	December 31,	December 31,
(Dollars in thousands)	2016	2015
Total assets	$2,125,503	$2,138,518
Deduct: Goodwill and intangible assets	(233,452)	(248,506)
Deduct: Assets from noncontrolling interests	(109,179)	(88,590)
Adjusted assets	$1,782,872	$1,801,422

Total shareholders' equity	$816,266	$832,820
Deduct: Goodwill and intangible assets	(233,452)	(248,506)
Deduct: Noncontrolling interests	(57,016)	(49,161)
Tangible common shareholders' equity	$525,798	$535,153

Leverage ratio (1)	2.6	2.6

Adjusted leverage ratio (2)	3.4	3.4

(1)	Leverage ratio equals total assets divided by total shareholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders’ equity.

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

Commercial Paper Program – Our U.S. broker dealer subsidiary, Piper Jaffray & Co., issues secured commercial paper to fund a portion of its securities inventory. This commercial paper is issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and is secured by different inventory classes, which is reflected in the interest rate paid on the respective program. The programs can issue with maturities of 27 to 270 days. CP Series III A includes a covenant that requires Piper Jaffray & Co. to maintain excess net capital of $120 million. The following table provides information about our commercial paper programs at December 31, 2016:

(Dollars in millions)	CP Series A	CP Series II A	CP Series III A
Maximum amount that may be issued	$300.0	$150.0	$125.0
Amount outstanding	67.6	20.0	59.4

Weighted average maturity, in days	45	13	15
Weighted average maturity at issuance, in days	142	95	42

Prime Broker Arrangements – We have established an arrangement to obtain overnight financing by a single prime broker related to certain strategic trading activities in municipal securities and the alternative asset management fund that we previously managed with outside investors. Additionally, we have established a second overnight financing arrangement with another broker dealer related to our convertible securities inventories. Financing under these arrangements is secured primarily by securities, and collateral limitations could reduce the amount of funding available under these arrangements. Our prime broker financing activities are recorded net of receivables from trading activity. The funding is at the discretion of the prime brokers and could be denied subject to a notice period. At December 31, 2016, we had $271.8 million of financing outstanding under these prime broker arrangements.

Committed Lines – We elected to decrease our committed line from $250 million to a one-year $200 million revolving secured credit facility in 2016. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co. to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 16, 2017. This credit facility has been in place since 2008 and we renewed the facility for another one-year term in the fourth quarter of 2016. At December 31, 2016, we had no advances against this line of credit.

Uncommitted Lines – We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $185 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have an uncommitted unsecured facility with one of these banks. All of these uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. More specifically, these lines are subject to approval by the respective bank each time an advance is requested and advances may be denied, which may be particularly true during times of market stress or market perceptions of our exposures. We manage our relationships with the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business. At December 31, 2016, we had no advances against these lines of credit.

The following tables present the average balances outstanding for our various short-term funding sources by quarter for 2016 and 2015, respectively.

	Average Balance for the Three Months Ended
(Dollars in millions)	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016
Funding source:
Repurchase agreements	$3.5	$14.8	$28.9	$30.5
Commercial paper	165.8	235.8	279.7	279.2
Prime broker arrangements	225.6	200.6	169.2	159.0
Short-term bank loans	5.3	—	6.4	0.8
Total	$400.2	$451.2	$484.2	$469.5

	Average Balance for the Three Months Ended
(Dollars in millions)	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015
Funding source:
Repurchase agreements	$25.5	$32.1	$76.9	$66.4
Commercial paper	277.5	276.8	256.3	245.1
Prime broker arrangements	109.4	139.8	242.8	167.1
Short-term bank loans	0.3	0.2	11.9	28.4
Total	$412.7	$448.9	$587.9	$507.0

The average funding in the fourth quarter of 2016 decreased to $400.2 million, compared with $451.2 million during the third quarter of 2016, as we used excess cash to reduce commercial paper funding.

The following table presents the maximum daily funding amount by quarter for 2016 and 2015, respectively.

(Dollars in millions)	2016	2015
First Quarter	$576.4	$949.8
Second Quarter	$669.7	$876.0
Third Quarter	$525.6	$666.1
Fourth Quarter	$274.1	$531.7

Senior Notes

We have entered into variable and fixed rate senior notes with certain entities advised by Pacific Investment Management Company ("PIMCO"). The following table presents the outstanding balance by note class:

	Outstanding Balance
	December 31,	December 31,
(Dollars in thousands)	2016	2015
Class A Notes	$50,000	$50,000
Class C Notes	125,000	125,000
Total senior notes	$175,000	$175,000

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

The Second Amended and Restated Note Purchase Agreement includes customary events of default and covenants that, among other things, require us to maintain a minimum consolidated tangible net worth and minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. At December 31, 2016, we were in compliance with all covenants.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments. The following table summarizes the contractual amounts at December 31, 2016, in total and by remaining maturity. Excluded from the table are a number of obligations recorded on the consolidated statements of financial condition that generally are short-term in nature, including secured financing transactions, trading liabilities, short-term borrowings and other payables and accrued liabilities. The amounts presented in the table below may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation.

		2018	2020	2022 and
(Dollars in millions)	2017	- 2019	- 2021	thereafter	Total
Operating lease obligations	$14.6	$25.5	$18.3	$20.0	$78.4
Purchase commitments	17.1	7.1	—	—	24.2
Investment commitments (1)	—	—	—	—	22.8
Senior notes	50.0	125.0	—	—	175.0

(1)
The investment commitments have no specified call dates. The timing of capital calls is based on market conditions and investment opportunities. Investment commitments consist of $15.6 million to an affiliated merchant banking fund, and $3.8 million to an affiliated fund, which provides financing to senior living facilities.

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

Capital Requirements

As a registered broker dealer and member firm of the Financial Industry Regulatory Authority, Inc. ("FINRA"), Piper Jaffray & Co., our U.S. broker dealer subsidiary, is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At December 31, 2016, our net capital under the SEC’s uniform net capital rule was $191.1 million, and exceeded the minimum net capital required under the SEC rule by $190.1 million.

Although we operate with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our Capital Markets revenue producing activities.

Our committed short-term credit facility and its senor notes include covenants requiring Piper Jaffray & Co. to maintain minimum net capital of $120 million. CP Notes issued under CP Series III A include a covenant that requires Piper Jaffray & Co. to maintain excess net capital of $120 million.

At December 31, 2016, Piper Jaffray Ltd. and SCIL, our broker dealer subsidiaries registered in the United Kingdom, were subject to, and were in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Jaffray Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At December 31, 2016, Piper Jaffray Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2020	2022		December 31,	December 31,
(Dollars in thousands)	2017	2018	2019	- 2021	- 2023	Later	2016	2015
Customer matched-book derivative contracts (1) (2)	$40,950	$—	$34,650	$42,960	$165,780	$3,045,867	$3,330,207	$4,392,440
Trading securities derivative contracts (2)	393,800	—	—	—	—	29,750	423,550	290,600
Credit default swap index contracts (2)	—	—	—	7,470	—	—	7,470	94,270
Futures and equity option derivative contracts (2)	—	—	—	—	—	—	—	2,345,037
Investment commitments (3)	—	—	—	—	—	—	22,776	32,819

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $183.4 million at December 31, 2016) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At December 31, 2016, we had $22.7 million of credit exposure with these counterparties, including $15.6 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At December 31, 2016 and December 31, 2015, the net fair value of these derivative contracts approximated $24.0 million and $31.8 million, respectively.

(3)	The investment commitments have no specified call dates. The timing of capital calls is based on market conditions and investment opportunities.

Derivatives

Derivatives’ notional or contract amounts are not reflected as assets or liabilities on our consolidated statements of financial condition. Rather, the fair value of the derivative transactions are reported on the consolidated statements of financial condition as assets or liabilities in financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased, as applicable. For a complete discussion of our activities related to derivative products, see Note 5, "Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased," in the notes to our consolidated financial statements.

Investment Commitments

We have investments, including those made as part of our merchant banking activities, in various limited partnerships that provide financing or make investments in private equity companies. We commit capital and/or act as the managing partner of these entities. For a complete discussion of our activities related to these types of entities, see Note 7, "Variable Interest Entities," in the notes to our consolidated financial statements.

We have committed capital to certain entities and these commitments generally have no specified call dates. We had $22.8 million of commitments outstanding at December 31, 2016, of which $15.6 million relate to an affiliated merchant banking fund, and $3.8 million relate to an affiliated fund, which provides financing for senior living facilities.

Risk Management

Risk is an inherent part of our business. The principal risks we face in operating our business include: strategic risk, market risk, liquidity risk, credit risk, operational risk, human capital risk, and legal and regulatory risks. The extent to which we properly identify and effectively manage each of these risks is critical to our financial condition and profitability. We have a formal risk management process to identify, assess and monitor each risk and mitigating controls in accordance with defined policies and procedures. The risk management functions are independent of our business lines. Our management takes an active role in the risk management process, and the results are reported to senior management and the Board of Directors.

The audit committee of the Board of Directors oversees management’s processes for identifying and evaluating our major risks, and the policies, procedures and practices employed by management to govern its risk assessment and risk management processes. The nominating and governance committee of the Board of Directors oversees the Board of Directors’ committee structures and functions as they relate to the various committees’ responsibilities with respect to oversight of our major risk exposures. With respect to these major risk exposures, the audit committee is responsible for overseeing management’s monitoring and control of our major risk exposures relating to market risk, credit risk, liquidity risk, legal and regulatory risk, operational risk, and human capital risk relating to misconduct, fraud, and legal and compliance matters. Our compensation committee is responsible for overseeing management’s monitoring and control of our major risk exposures relating to compensation, organizational structure, and succession. Our Board of Directors is responsible for overseeing management’s monitoring and control of our major risk exposures related to our corporate strategy. Our Chief Executive Officer and Chief Financial Officer meet with the audit committee on a quarterly basis to discuss our market, liquidity, and legal and regulatory risks, and provide updates to the Board of Directors, audit committee, and compensation committee concerning the other major risk exposures on a regular basis.

We use internal committees to assist in governing risk and ensure that our business activities are properly assessed, monitored and managed. Our financial risk committees manage our market, liquidity and credit risks, and oversee risk management practices related to these risks, including defining acceptable risk tolerances and approving risk management policies. Membership is comprised of senior leadership, including but not limited to, our Chief Executive Officer, Chief Financial Officer, General Counsel, Treasurer, Head of Market and Credit Risk, Head of Public Finance, Head of Fixed Income Services and Firm Investments and Trading, and Head of Equities. Other committees that help evaluate and monitor risk include underwriting, leadership team and operating committees. These committees help manage risk by ensuring that business activities are properly managed and within a defined scope of activity. Our valuation committee, comprised of members of senior management and risk management, provide oversight and overall responsibility for the internal control processes and procedures related to fair value measurements. Additionally, our operational risk committees address and monitor risk related to information systems and security, legal, regulatory and compliance matters, and third parties such as vendors and service providers.

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

Strategic Risk

Strategic risk represents the risk associated with executive management failing to develop and execute on the appropriate strategic vision which demonstrates a commitment to our culture, leverages our core competencies, appropriately responds to external factors in the marketplace, and is in the best interests of our clients, employees and shareholders.

Our leadership team is responsible for managing our strategic risks. The Board of Directors oversees the leadership team in setting and executing our strategic plan.

Market Risk

Market risk represents the risk of losses, or financial volatility, that may result from the change in value of a financial instrument due to fluctuations in its market price. Our exposure to market risk is directly related to our role as a financial intermediary for our clients, to our market-making activities and our strategic trading activities. Market risks are inherent to both cash and derivative financial instruments. The scope of our market risk management policies and procedures includes all market-sensitive financial instruments.

Our different types of market risk include:

Interest Rate Risk — Interest rate risk represents the potential volatility from changes in market interest rates. We are exposed to interest rate risk arising from changes in the level and volatility of interest rates, changes in the slope of the yield curve, changes in credit spreads, and the rate of prepayments on our interest-earning assets (e.g., inventories) and our funding sources (e.g., short-term financing) which finance these assets. Interest rate risk is managed by selling short U.S. government securities, agency securities, corporate debt securities and derivative contracts. See Note 5 of our accompanying consolidated financial statements for additional information on our derivative contracts. Our interest rate hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate risk. Also, we establish limits on the notional level of our fixed income securities inventory and manage net positions within those limits.

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

Foreign Exchange Risk — Foreign exchange risk represents the potential volatility to earnings or capital arising from movement in foreign exchange rates. A modest portion of our business is conducted in currencies other than the U.S. dollar, and changes in foreign exchange rates relative to the U.S. dollar can therefore affect the value of non-U.S. dollar net assets, revenues and expenses. A change in the foreign currency rates could create either a foreign currency transaction gain/loss (recorded in our consolidated statements of operations) or a foreign currency translation adjustment (recorded to accumulated other comprehensive income/(loss) within the shareholders’ equity section of our consolidated statements of financial condition and other comprehensive income/(loss) within the consolidated statements of comprehensive income).

Value-at-Risk ("VaR")

We use the statistical technique known as VaR to measure, monitor and review the market risk exposures in our trading portfolios. VaR is the potential loss in value of our trading positions, excluding noncontrolling interests, due to adverse market movements over a defined time horizon with a specified confidence level. We perform a daily VaR analysis on substantially all of our trading positions, including fixed income, equities, convertible bonds, mortgage-backed securities and all associated economic hedges. These positions encompass both customer-related and strategic trading activities. A VaR model provides a common metric for assessing market risk across business lines and products. Changes in VaR between reporting periods are generally due to changes in levels of risk exposure, volatilities and/or correlations among asset classes and individual securities.

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

	December 31,	December 31,
(Dollars in thousands)	2016	2015
Interest Rate Risk	$696	$608
Equity Price Risk	41	119
Diversification Effect (1)	(26)	(66)
Total Value-at-Risk	$711	$661

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average value-at-risk calculated for each component of market risk during the years ended December 31, 2016 and 2015, respectively.

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2016
Interest Rate Risk	$990	$251	$533
Equity Price Risk	412	6	150
Diversification Effect (1)			(72)
Total Value-at-Risk	$1,049	$362	$611

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2015
Interest Rate Risk	$853	$415	$582
Equity Price Risk	618	31	314
Diversification Effect (1)			(133)
Total Value-at-Risk	$1,128	$487	$763

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses exceeded our one-day VaR on 14 occasions during 2016.

The aggregate VaR as of December 31, 2016 was higher than the reported VaR on December 31, 2015. The increase in VaR is due to higher volatility and increased inventory levels at the end of the measurement period.

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

Liquidity Risk

Liquidity risk is the risk that we are unable to timely access necessary funding sources in order to operate our business, as well as the risk that we are unable to timely divest securities that we hold in connection with our market-making, sales and trading, and strategic trading activities. We are exposed to liquidity risk in our day-to-day funding activities, by holding potentially illiquid inventory positions and in our role as a remarketing agent for variable rate demand notes.

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

Credit Risk

Credit risk refers to the potential for loss due to the default or deterioration in credit quality of a counterparty, customer, borrower or issuer of securities we hold in our trading inventory. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction and the parties involved. Credit risk also results from an obligor's failure to meet the terms of any contract with us or otherwise fail to perform as agreed. This may be reflected through issues such as settlement obligations or payment collections.

Our different types of credit risk include:

Credit Spread Risk — Credit spread risk arises from the possibility that changes in credit spreads will affect the value of financial instruments. Credit spreads represent the credit risk premiums required by market participants for a given credit quality (e.g., the additional yield that a debt instrument issued by a AA-rated entity must produce over a risk-free alternative). Changes in credit spreads result from potential changes in an issuer’s credit rating or the market’s perception of the issuer’s credit worthiness. We are exposed to credit spread risk with the debt instruments held in our trading inventory, including those held for strategic trading activities. We enter into transactions to hedge our exposure to credit spread risk through the use of derivatives and certain other financial instruments. These hedging strategies may not work in all market environments and as a result may not be effective in mitigating credit spread risk.

Deterioration/Default Risk — Deterioration/default risk represents the risk due to an issuer, counterparty or borrower failing to fulfill its obligations. We are exposed to deterioration/default risk in our role as a trading counterparty to dealers and customers, as a holder of securities, and as a member of exchanges and clearing organizations. The risk of default depends on the creditworthiness of the counterparty and/or issuer of the security. We mitigate this risk by establishing and monitoring individual and aggregate position limits for each counterparty relative to potential levels of activity, holding and marking to market collateral on certain transactions and conducting business through clearing organizations, which guarantee performance. Our risk management functions also evaluate the potential risk associated with institutional counterparties with whom we hold repurchase and resale agreement facilities, stock borrow or loan facilities, derivatives, TBAs and other documented institutional counterparty agreements that may give rise to credit exposure.

Collections Risk — Collections risk arises from ineffective management and monitoring of collecting outstanding debts and obligations, including those related to our customer trading activities and margin lending. Our client activities involve the execution, settlement and financing of various transactions. Client activities are transacted on a delivery versus payment, cash or margin basis. Our credit exposure to institutional client business is mitigated by the use of industry-standard delivery versus payment through depositories and clearing banks. Credit exposure associated with our customer margin accounts in the U.S. is monitored daily. Our risk management functions have credit risk policies establishing appropriate credit limits and collateralization thresholds for our customers utilizing margin lending.

Concentration Risk — Concentration risk is the risk due to concentrated exposure to a particular product; individual issuer, borrower or counterparty; financial instrument; or geographic area. We are subject to concentration risk if we hold large individual securities positions, execute large transactions with individual counterparties or groups of related counterparties, or make substantial underwriting commitments. Concentration risk can occur by industry, geographic area or type of client. Securities purchased under agreements to resell consist primarily of securities issued by the U.S. government or its agencies. The counterparties to these agreements typically are primary dealers of U.S. government securities and major financial institutions. Inventory and investment positions taken and commitments made, including underwritings, may result in exposure to individual issuers and businesses. Potential concentration risk is carefully monitored through review of counterparties and borrowers and is managed through the use of policies and limits established by senior management.

We have concentrated counterparty credit exposure with five non-publicly rated entities totaling $22.7 million at December 31, 2016. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represents 68.7 percent, or $15.6 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

Operational Risk

Operational risk is the risk of loss, or damage to our reputation, resulting from inadequate or failed processes, people and systems or from external events. We rely on the ability of our employees and our systems, both internal and at computer centers operated by third parties, to process a large number of transactions. Our systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control. In the event of a breakdown or improper operation of our systems or improper action by our employees or third party vendors, we could suffer financial loss, a disruption of our businesses, regulatory sanctions and damage to our reputation. We also face the risk of operational failure or termination of any of the exchanges, clearing houses, fully disclosed clearing firms, or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to effect transactions and manage our exposure to risk.

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

In 2017, we will be migrating to a fully disclosed clearing model for all of our currently self clearing operations. The migration process introduces unique risks that could cause disruptions in our business or create other unexpected capital charges or losses. We have preventative measures in place, including a project governance committee comprised of members of senior management, as well as senior management at our third party partner. In order to mitigate and control operational risk inherent in the migration, we have developed procedures specific to the project implementation process, including parallel system operations, mock conversion testing, and ongoing monitoring and reporting to members of the project governance committee. We also have the ability to obtain additional methods of financing from existing creditors in the event unknown capital charges arise.

Human Capital Risk

Our business is a human capital business and our success is dependent upon the skills, expertise and performance of our employees. Human capital risks represent the risks posed if we fail to attract and retain qualified individuals who are motivated to serve the best interests of our clients, thereby serving the best interests of our company. Attracting and retaining employees depends, among other things, on our company's culture, management, work environment, geographic locations and compensation. There are risks associated with the proper recruitment, development and rewards of our employees to ensure quality performance and retention.

Legal and Regulatory Risk

Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements and loss to our reputation we may suffer as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. We are generally subject to extensive regulation in the various jurisdictions in which we conduct our business. We have established procedures that are designed to ensure compliance with applicable statutory and regulatory requirements, such as public company reporting obligations, regulatory net capital requirements, sales and trading practices, potential conflicts of interest, use and safekeeping of customer funds and securities, anti-money laundering, privacy and recordkeeping. We have also established procedures that are designed to require that our policies relating to ethics and business conduct are followed. The legal and regulatory focus on the financial services industry presents a continuing business challenge for us.

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

Effects of Inflation

Because our assets are liquid and generally short-term in nature, they are not significantly affected by inflation. However, the rate of inflation affects our expenses, such as employee compensation, office space leasing costs and communications charges, which may not be readily recoverable in the price of services we offer to our clients. To the extent inflation results in rising interest rates and has adverse effects upon the securities markets, it may adversely affect our financial position and results of operations.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information under the caption "Risk Management" in Part II, Item 7 of this Form 10-K entitled, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," is incorporated herein by reference.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2016.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of Piper Jaffray Companies included in this Annual Report on Form 10-K, has issued an attestation report on internal control over financial reporting as of December 31, 2016. Their report, which expresses an unqualified opinion on the effectiveness of Piper Jaffray Companies’ internal control over financial reporting as of December 31, 2016, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Piper Jaffray Companies

We have audited Piper Jaffray Companies’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Piper Jaffray Companies’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Piper Jaffray Companies maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Piper Jaffray Companies and our report dated February 24, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Piper Jaffray Companies

We have audited the accompanying consolidated statements of financial condition of Piper Jaffray Companies (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Piper Jaffray Companies at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Piper Jaffray Companies’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 24, 2017

Piper Jaffray Companies
Consolidated Statements of Financial Condition

	December 31,	December 31,
(Amounts in thousands, except share data)	2016	2015
Assets
Cash and cash equivalents	$41,359	$189,910
Cash and cash equivalents segregated for regulatory purposes	29,015	81,022
Receivables:
Customers	31,917	41,167
Brokers, dealers and clearing organizations	212,730	147,949
Securities purchased under agreements to resell	159,697	136,983

Financial instruments and other inventory positions owned	464,610	283,579
Financial instruments and other inventory positions owned and pledged as collateral	594,361	707,355
Total financial instruments and other inventory positions owned	1,058,971	990,934

Fixed assets (net of accumulated depreciation and amortization of $58,308 and $51,874, respectively)	25,343	18,984
Goodwill	196,218	217,976
Intangible assets (net of accumulated amortization of $70,017 and $48,803, respectively)	37,234	30,530
Investments	168,057	165,398
Other assets	164,962	117,665
Total assets	$2,125,503	$2,138,518

Liabilities and Shareholders’ Equity
Short-term financing	$418,832	$446,190
Senior notes	175,000	175,000
Payables:
Customers	29,352	37,364
Brokers, dealers and clearing organizations	40,842	48,131
Securities sold under agreements to repurchase	15,046	45,319
Financial instruments and other inventory positions sold, but not yet purchased	299,357	239,155
Accrued compensation	288,255	251,638
Other liabilities and accrued expenses	42,553	62,901
Total liabilities	1,309,237	1,305,698

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at December 31, 2016 and December 31, 2015;
Shares issued: 19,535,307 at December 31, 2016 and 19,510,858 at December 31, 2015;
Shares outstanding: 12,391,970 at December 31, 2016 and 13,311,016 at December 31, 2015	195	195
Additional paid-in capital	788,927	752,066
Retained earnings	257,188	279,140
Less common stock held in treasury, at cost: 7,143,337 at December 31, 2016 and 6,199,842 shares at December 31, 2015	(284,461)	(247,553)
Accumulated other comprehensive loss	(2,599)	(189)
Total common shareholders’ equity	759,250	783,659

Noncontrolling interests	57,016	49,161
Total shareholders’ equity	816,266	832,820

Total liabilities and shareholders’ equity	$2,125,503	$2,138,518

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations

	Year Ended December 31,
(Amounts in thousands, except per share data)	2016		2015	2014
Revenues:
Investment banking	$490,340		$414,118	$369,811
Institutional brokerage	161,186		154,889	156,809
Asset management	60,672		75,017	85,062
Interest	33,074		41,557	48,716
Investment income	24,602		10,736	12,813

Total revenues	769,874		696,317	673,211

Interest expense	22,525		23,399	25,073

Net revenues	747,349		672,918	648,138

Non-interest expenses:
Compensation and benefits	510,612		421,733	394,510
Outside services	39,289		36,218	37,055
Occupancy and equipment	34,813		28,301	28,231
Communications	29,626		23,762	22,732
Marketing and business development	30,404		29,990	27,260
Trade execution and clearance	7,651		7,794	7,621
Restructuring and integration costs	10,206		10,652	—
Goodwill impairment	82,900		—	—
Intangible asset amortization expense	21,214		7,662	9,272
Back office conversion costs	561		—	—
Other operating expenses	10,947		20,383	11,146

Total non-interest expenses	778,223		586,495	537,827

Income/(loss) before income tax expense/(benefit)	(30,874)		86,423	110,311

Income tax expense/(benefit)	(17,128)		27,941	35,986

Net income/(loss)	(13,746)		58,482	74,325

Net income applicable to noncontrolling interests	8,206		6,407	11,153

Net income/(loss) applicable to Piper Jaffray Companies	$(21,952)		$52,075	$63,172

Net income/(loss) applicable to Piper Jaffray Companies’ common shareholders	$(21,952)	(1)	$48,060	$58,141

Earnings/(loss) per common share
Basic	$(1.73)		$3.34	$3.88
Diluted	$(1.73)	(2)	$3.34	$3.87

Weighted average number of common shares outstanding
Basic	12,674		14,368	14,971
Diluted	12,779	(2)	14,389	15,025

(1)	No allocation of income was made due to loss position.

(2)	Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred.
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Amounts in thousands)	2016	2015	2014
Net income/(loss)	$(13,746)	$58,482	$74,325

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(2,410)	(566)	(519)

Total other comprehensive loss, net of tax	(2,410)	(566)	(519)

Comprehensive income/(loss)	(16,156)	57,916	73,806

Comprehensive income applicable to noncontrolling interests	8,206	6,407	11,153

Comprehensive income/(loss) applicable to Piper Jaffray Companies	$(24,362)	$51,509	$62,653

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Changes in Shareholders' Equity

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity

Balance at December 31, 2013	14,383,418	$195	$740,321	$163,893	$(170,629)	$896	$734,676	$147,396	$882,072

Net income	—	—	—	63,172	—	—	63,172	11,153	74,325
Amortization/issuance of restricted stock	—	—	23,649	—	—	—	23,649	—	23,649
Issuance of treasury shares for options exercised	137,864	—	834	—	4,618	—	5,452	—	5,452
Issuance of treasury shares for restricted stock vestings	892,385	—	(30,295)	—	30,295	—	—	—	—
Repurchase of common stock for employee tax withholding	(256,055)	—	—	—	(10,854)	—	(10,854)	—	(10,854)
Issuance of treasury shares for 401k match	103,598	—	726	—	3,430	—	4,156	—	4,156
Shares reserved/issued for director compensation	4,210	—	180	—	—	—	180	—	180
Other comprehensive loss	—	—	—	—	—	(519)	(519)	—	(519)
Fund capital withdrawals, net	—	—	—	—	—	—	—	(9,001)	(9,001)
Balance at December 31, 2014	15,265,420	$195	$735,415	$227,065	$(143,140)	$377	$819,912	$149,548	$969,460

Net income	—	—	—	52,075	—	—	52,075	6,407	58,482
Amortization/issuance of restricted stock	—	—	43,237	—	—	—	43,237	—	43,237
Repurchase of common stock through share repurchase program	(2,459,400)	—	—	—	(118,464)	—	(118,464)	—	(118,464)
Issuance of treasury shares for options exercised	50,671	—	96	—	1,760	—	1,856	—	1,856
Issuance of treasury shares for restricted stock vestings	734,080	—	(26,752)	—	26,752	—	—	—	—
Repurchase of common stock for employee tax withholding	(281,180)	—	—	—	(14,461)	—	(14,461)	—	(14,461)
Shares reserved/issued for director compensation	1,425	—	70	—	—	—	70	—	70
Other comprehensive loss	—	—	—	—	—	(566)	(566)	—	(566)
Fund capital withdrawals, net	—	—	—	—	—	—	—	(106,794)	(106,794)
Balance at December 31, 2015	13,311,016	$195	$752,066	$279,140	$(247,553)	$(189)	$783,659	$49,161	$832,820

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Changes in Shareholders' Equity – Continued

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity

Net income/(loss)	—	$—	$—	$(21,952)	$—	$—	$(21,952)	$8,206	$(13,746)
Amortization/issuance of restricted stock	—	—	65,311	—	—	—	65,311	—	65,311
Repurchase of common stock through share repurchase program	(1,536,226)	—	—	—	(59,739)	—	(59,739)	—	(59,739)
Issuance of treasury shares for options exercised	104,175	—	411	—	4,146	—	4,557	—	4,557
Issuance of treasury shares for restricted stock vestings	750,241	—	(29,805)	—	29,805	—	—	—	—
Repurchase of common stock for employee tax withholding	(261,685)	—	—	—	(11,120)	—	(11,120)	—	(11,120)
Shares reserved/issued for director compensation	24,449	—	944	—	—	—	944	—	944
Other comprehensive loss	—	—	—	—	—	(2,410)	(2,410)	—	(2,410)
Deconsolidation of investment partnerships (1)	—	—	—	—	—	—	—	(9,415)	(9,415)
Fund capital contributions, net	—	—	—	—	—	—	—	9,064	9,064
Balance at December 31, 2016	12,391,970	$195	$788,927	$257,188	$(284,461)	$(2,599)	$759,250	$57,016	$816,266

(1)	The Company deconsolidated certain investment partnerships upon adoption of ASU 2015-02. See Note 3 for further discussion.

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Operating Activities:
Net income/(loss)	$(13,746)	$58,482	$74,325
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	6,410	5,058	5,269
Deferred income taxes	(31,023)	(20,959)	(10,843)
Stock-based and deferred compensation	55,977	48,754	28,764
Goodwill impairment	82,900	—	—
Amortization of intangible assets	21,214	7,662	9,272
Amortization of forgivable loans	8,785	6,377	5,316
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	52,007	(56,011)	18,001
Receivables:
Customers	9,272	(31,509)	1,975
Brokers, dealers and clearing organizations	(64,781)	13,060	(33,896)
Securities purchased under agreements to resell	(24,591)	171,182	(140,290)
Net financial instruments and other inventory positions owned	(7,835)	126,458	(27,042)
Investments	(10,881)	(38,558)	(14,797)
Other assets	(20,992)	3,602	3,785
Increase/(decrease) in operating liabilities:
Payables:
Customers	(8,012)	24,036	(19,781)
Brokers, dealers and clearing organizations	(7,289)	22,567	(2,158)
Securities sold under agreements to repurchase	(1,127)	18,050	—
Accrued compensation	30,396	2,178	67,247
Other liabilities and accrued expenses	(27,902)	19,095	(15,216)

Net cash provided by/(used in) operating activities	48,782	379,524	(50,069)

Investing Activities:
Business acquisitions, net of cash acquired	(72,709)	(11,739)	—
Repayment of note receivable	—	1,500	2,000
Purchases of fixed assets, net	(11,017)	(5,914)	(7,387)

Net cash used in investing activities	(83,726)	(16,153)	(5,387)

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Cash Flows – Continued

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Financing Activities:
Increase/(decrease) in short-term financing	$(27,358)	$68,423	$(136,944)
Issuance of senior notes	—	125,000	50,000
Repayment of senior notes	—	(75,000)	(50,000)
Increase/(decrease) in securities sold under agreements to repurchase	(27,269)	(75,377)	98,249
Increase/(decrease) in noncontrolling interests	9,064	(106,794)	(9,001)
Repurchase of common stock	(70,859)	(132,925)	(10,854)
Excess tax benefit from stock-based compensation	304	5,858	1,081
Proceeds from stock option exercises	4,557	1,856	5,452

Net cash used in financing activities	(111,561)	(188,959)	(52,017)

Currency adjustment:
Effect of exchange rate changes on cash	(2,046)	(369)	(343)

Net increase/(decrease) in cash and cash equivalents	(148,551)	174,043	(107,816)

Cash and cash equivalents at beginning of year	189,910	15,867	123,683

Cash and cash equivalents at end of year	$41,359	$189,910	$15,867

Supplemental disclosure of cash flow information –
Cash paid during the year for:
Interest	$23,171	$24,668	$25,345
Income taxes	$27,298	$31,950	$58,599

Non-cash investing activities –
Issuance of common stock related to the acquisition of Simmons & Company International:
25,525 shares for the year ended December 31, 2016	$1,074	$—	$—

Non-cash financing activities –
Issuance of common stock for retirement plan obligations:
103,598 shares for the year ended December 31, 2014	$—	$—	$4,156

Issuance of restricted common stock for annual equity award:
843,889 shares, 550,650 shares and 402,074 shares for the years ended December 31, 2016, 2015 and 2014, respectively	$35,089	$30,429	$16,131

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

Capital Markets

The Capital Markets segment provides investment banking services and institutional sales, trading and research services. Investment banking services include management of and participation in underwritings, financial advisory services and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Also, the Company generates revenue through strategic trading and investing activities, which focus on investments in municipal bonds, mortgage-backed securities, U.S. government agency securities, and merchant banking activities involving equity or debt investments in late stage private companies. The Company has created alternative asset management funds in merchant banking, energy and senior living in order to invest firm capital and to manage capital from outside investors. The Company receives management and performance fees for managing these funds.

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

Voting interest entities lack one or more of the characteristics of a VIE. The usual condition for a controlling financial interest is ownership of a majority voting interest for a corporation or a majority of kick-out or participating rights for a limited partnership.

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

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from brokers, dealers and clearing organizations include receivables arising from unsettled securities transactions, deposits paid for securities borrowed, receivables from clearing organizations, deposits with clearing organizations and amounts receivable for securities not delivered to the purchaser by the settlement date ("securities failed to deliver"). Payables to brokers, dealers and clearing organizations include payables arising from unsettled securities transactions, payables to clearing organizations and amounts payable for securities not received from a seller by the settlement date ("securities failed to receive"). Unsettled securities transactions related to the Company's broker dealer operations are recorded at contract value on a net basis. Unsettled securities transactions related to the Company's consolidated municipal bond fund are recorded on a gross basis.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

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

Fair Value Measurement – Definition and Hierarchy – Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 820, "Fair Value Measurement," ("ASC 820") defines fair value as the amount at which an instrument could be exchanged in an orderly transaction between market participants at the measurement date (the exit price). ASC 820 establishes a fair value hierarchy based on the inputs used to measure fair value. The fair value hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect management’s assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the observability of inputs as follows:

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

Valuation of Financial Instruments – Based on the nature of the Company’s business and its role as a "dealer" in the securities industry or as a manager of alternative asset management funds, the fair values of its financial instruments are determined internally. When available, the Company values financial instruments at observable market prices, observable market parameters, or broker or dealer prices (bid and ask prices). In the case of financial instruments transacted on recognized exchanges, the observable market prices represent quotations for completed transactions from the exchange on which the financial instrument is principally traded.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

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

Fixed Assets

Fixed assets include furniture and equipment, software and leasehold improvements. Furniture and equipment and software are depreciated using the straight-line method over estimated useful lives of three to ten years. Leasehold improvements are amortized over ten years or the life of the lease, whichever is shorter. The Company capitalizes certain costs incurred in connection with internal use software projects and amortizes the amount over the expected useful life of the asset, generally three to seven years.

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

Goodwill and Intangible Assets

Goodwill represents the fair value of the consideration transferred in excess of the fair value of identifiable net assets at the acquisition date. The recoverability of goodwill is evaluated annually, at a minimum, or on an interim basis if circumstances indicate a possible inability to realize the carrying amount. See Note 13 for additional information on the Company's goodwill impairment testing.

Intangible assets with determinable lives consist of customer relationships, the Simmons & Company International trade name, and non-competition agreements that are amortized over their original estimated useful lives ranging from one to ten years. The pattern of amortization reflects the timing of the realization of the economic benefits of such intangible assets. Indefinite-life intangible assets consist of the ARI trade name. It is not amortized and is evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amount.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Investments

The Company’s investments include equity investments in private companies and partnerships, investments in registered mutual funds, warrants of public and private companies and private company debt. Equity investments in private companies are accounted for at fair value, as required by accounting guidance or if the fair value option was elected, or at cost. Investments in partnerships are accounted for under the equity method, which is generally the net asset value, or at cost. Registered mutual funds are accounted for at fair value. Company-owned warrants with a cashless exercise option are valued at fair value, while warrants without a cashless exercise option are valued at cost. Private company debt investments are recorded at fair value, as required by accounting guidance, or at amortized cost, net of any unamortized premium or discount.

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

Asset Management – Asset management fees include revenues the Company receives in connection with management and investment advisory services performed for separately managed accounts and various funds and partnerships. These fees are recognized in the period in which services are provided. Fees are defined in client contracts as a percentage of portfolio assets under management and may include performance fees. Performance fees are earned when the investment return on assets under management exceeds certain benchmark targets or other performance targets over a specified measurement period (monthly, quarterly or annually). Performance fees, if earned, are generally recognized at the end of the specified measurement period, typically the fourth quarter of the applicable year, or upon client liquidation. Performance fees are recognized as of each reporting date for certain consolidated entities.

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

Investment Income – Investment income includes realized and unrealized gains and losses from the Company's merchant banking, senior living and other firm investments.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Stock-based Compensation

FASB Accounting Standards Codification Topic 718, "Compensation — Stock Compensation," ("ASC 718") requires all stock-based compensation to be expensed on the consolidated statements of operations based on the grant date fair value of the award. Compensation expense related to stock-based awards that do not require future service are recognized in the year in which the awards were deemed to be earned. Stock-based awards that require future service are amortized over the relevant service period net of estimated forfeitures. See Note 21 for additional information on the Company's accounting for stock-based compensation.

Income Taxes

The Company files a consolidated U.S. federal income tax return, which includes all of its qualifying subsidiaries. The Company is also subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial statement purposes, using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The realization of deferred tax assets is assessed and a valuation allowance is recognized to the extent that it is more likely than not that any portion of a deferred tax asset will not be realized. Tax reserves for uncertain tax positions are recorded in accordance with FASB Accounting Standards Codification Topic 740, "Income Taxes" ("ASC 740").

Earnings Per Share

Basic earnings per common share is computed by dividing net income/(loss) applicable to common shareholders by the weighted average number of common shares outstanding for the period. Net income/(loss) applicable to common shareholders represents net income/(loss) reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options and restricted stock units.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 3 Recent Accounting Pronouncements

Adoption of New Accounting Standards

Consolidation

In February 2015, the FASB issued Accounting Standard Update ("ASU") No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02"). ASU 2015-02 makes several modifications to the consolidation guidance for VIEs and general partners' investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. It was effective for the Company as of January 1, 2016. The adoption of ASU 2015-02 resulted in the deconsolidation of certain investment partnerships with assets (and the related noncontrolling interests) of approximately $9.4 million. There was no impact to the Company's retained earnings upon adoption. In addition, certain entities previously consolidated as voting entities became consolidated VIEs under the amended guidance.

Future Adoption of New Applicable Accounting Standards

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09") which supersedes current revenue recognition guidance, including most industry-specific guidance. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services, and also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue that is recognized. The FASB has subsequently issued various ASUs which amend specific areas of guidance in ASU 2014-09. The Company’s implementation efforts include the identification of revenue within the scope of the guidance, and the potential impact on its consolidated results of operations and disclosures. The current industry treatment of netting deal expenses with investment banking revenues, and the timing of performance fee recognition related to certain consolidated entities and fees received for equity research may be impacted by the new guidance. The Company is also evaluating whether certain asset management contract costs can be capitalized on the consolidated statements of financial position. The Company will adopt this guidance as of January 1, 2018. The two permitted transition methods under ASU 2014-09 are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, under which the cumulative effect of applying the standard would be recognized at the date of initial application. The Company is in the process of determining its method of adoption, which depends, in part, upon the completion of further analysis.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). The amendments in ASU 2016-01 address certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for annual and interim periods beginning after December 15, 2017. Except for the early application guidance outlined in ASU 2016-01, early adoption is not permitted. The adoption of ASU 2016-01 is not expected to have a material impact on the Company's results of operations or financial position, but may impact the Company's disclosures.

Leases

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability on the consolidated statements of financial position and disclose key information about leasing arrangements. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current U.S. GAAP. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. As of December 31, 2016, the Company had approximately 65 operating leases for office space with aggregate minimum lease commitments of $78.4 million. The Company is evaluating other service contracts which may include embedded leases. Upon adoption of ASU 2016-02, the Company does not expect material changes to the recognition of rent expense in its consolidated statements of operations. The impact of the new guidance on Piper Jaffray’s net capital is expected to be minimal.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Stock-Based Compensation

In March 2016, the FASB issued ASU No. 2016-09, "Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 makes targeted amendments to the accounting for share-based payments to employees. Under ASU 2016-09, entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled, rather than as additional paid-in capital. ASU 2016-09 also amends the guidance regarding the employer’s statutory income tax withholding requirements and allows an entity to make an accounting policy election for forfeitures. The guidance is effective on a prospective basis for annual and interim periods beginning after December 15, 2016. As of December 31, 2016, the Company had $7.3 million of excess tax benefits recorded as additional paid-in capital, which will remain in additional paid-in capital upon adoption. The adoption of ASU 2016-09 will impact the Company's 2017 results of operations as excess tax benefits generated from the vesting of share-based awards will be recognized in the income statement as opposed to additional paid-in capital.

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). The new guidance requires an entity to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts as opposed to delaying recognition until the loss was probable of occurring. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The amendments in ASU 2016-15 are effective for annual and interim periods beginning after December 15, 2017 and should be applied retrospectively. Early adoption is permitted. The Company expects that only a limited number of the amendments will impact the presentation of its consolidated statements of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). Under ASU 2016-18, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the consolidated statements of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017 and should be applied retrospectively. Early adoption is permitted.

Goodwill Impairment

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill (i.e., perform a hypothetical purchase price allocation) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 is effective for the Company’s annual and any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied prospectively. Early adoption is permitted for interim and annual goodwill impairment testing dates after January 1, 2017.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Simmons & Company International

On February 26, 2016, the Company completed the acquisition of Simmons & Company International ("Simmons"), an employee-owned investment bank and broker dealer focused on the energy industry. The economic value of the acquisition was approximately $140.0 million and was completed pursuant to the Securities Purchase Agreement dated November 16, 2015, as amended. The acquisition of Simmons expands the Company's equity underwriting and institutional brokerage businesses into the energy sector and grows its advisory business.

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

The Company also entered into acquisition-related compensation arrangements with certain employees of $20.6 million which consisted of cash ($9.0 million) and restricted stock ($11.6 million) for retention purposes. Compensation expense related to these arrangements will be amortized on a straight-line basis over the requisite service period of three years. Additional cash compensation may be available to certain investment banking employees subject to exceeding an investment banking revenue threshold during the three year post-acquisition period to the extent they are employed by the Company at the time of payment. Amounts estimated to be payable related to this performance award plan will be recorded as compensation expense on the consolidated statements of operations over the requisite performance period of three years. For the year ended December 31, 2016, the Company recorded $4.3 million related to this performance award plan.

The Company recorded $60.7 million of goodwill on its consolidated statements of financial condition, of which $59.4 million is expected to be deductible for income tax purposes. In management's opinion, the goodwill represents the reputation and operating expertise of Simmons.

Identifiable intangible assets purchased by the Company consisted of customer relationships and the Simmons trade name with acquisition-date fair values of $17.5 million and $9.1 million, respectively. Transaction costs of $0.9 million were incurred for the year ended December 31, 2016, and are included in restructuring and integration costs on the consolidated statements of operations.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Simmons’ results of operations have been included in the Company's consolidated financial statements prospectively beginning on the date of acquisition. The acquisition has been fully integrated with the Company's existing operations. Accordingly, post-acquisition revenues and net income are not discernible. The following unaudited pro forma financial data assumes the acquisition had occurred at the beginning of the comparable prior periods presented. Pro forma results have been prepared by adjusting the Company's historical results to include Simmons' results of operations adjusted for the following changes: amortization expense was adjusted to account for the acquisition-date fair value of intangible assets; compensation and benefits expenses were adjusted to reflect such expenses based on the Company’s compensation arrangements and the restricted stock issued as equity consideration; and the income tax effect of applying the Company's statutory tax rates to Simmons’ results of operations. The Company's unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable periods presented, does not contemplate anticipated operational efficiencies of the combined entities, nor does it indicate the results of operations in future periods.

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Net revenues	$755,146	$753,369	$752,197
Net income/(loss) applicable to Piper Jaffray Companies	(16,411)	47,290	57,939

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 5 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

	December 31,	December 31,
(Dollars in thousands)	2016	2015
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$6,363	$9,505
Convertible securities	103,486	18,460
Fixed income securities	21,018	48,654
Municipal securities:
Taxable securities	63,090	111,591
Tax-exempt securities	559,329	416,966
Short-term securities	35,175	33,068
Mortgage-backed securities	5,638	121,794
U.S. government agency securities	205,685	188,140
U.S. government securities	29,970	7,729
Derivative contracts	29,217	35,027
Total financial instruments and other inventory positions owned	1,058,971	990,934

Less noncontrolling interests (1)	(57,700)	(43,397)
	$1,001,271	$947,537

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$89,453	$15,740
Fixed income securities	17,324	39,909
U.S. government agency securities	6,723	21,267
U.S. government securities	180,650	159,037
Derivative contracts	5,207	3,202
Total financial instruments and other inventory positions sold, but not yet purchased	299,357	239,155

Less noncontrolling interests (2)	(631)	(4,586)
	$298,726	$234,569

(1)
Noncontrolling interests attributable to third party ownership in a consolidated municipal bond fund consist of $1.3 million and $7.5 million of taxable municipal securities, $55.2 million and $35.1 million of tax-exempt municipal securities, and $1.2 million and $0.8 million of derivative contracts as of December 31, 2016 and 2015, respectively.

(2)	Noncontrolling interests attributable to third party ownership in a consolidated municipal bond fund consist of U.S. government securities as of December 31, 2016 and 2015, respectively.

At December 31, 2016 and 2015, financial instruments and other inventory positions owned in the amount of $594.4 million and $707.4 million, respectively, had been pledged as collateral for short-term financings and repurchase agreements.

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

Customer matched-book derivatives: The Company enters into interest rate derivative contracts in a principal capacity as a dealer to satisfy the financial needs of its customers. The Company simultaneously enters into an interest rate derivative contract with a third party for the same notional amount to hedge the interest rate and credit risk of the initial client interest rate derivative contract. In certain limited instances, the Company has only hedged interest rate risk with a third party, and retains uncollateralized credit risk as described below. The instruments use interest rates based upon either the London Interbank Offer Rate ("LIBOR") index or the Securities Industry and Financial Markets Association ("SIFMA") index.

Trading securities derivatives: The Company enters into interest rate derivative contracts and uses U.S. treasury bond and Eurodollar futures to hedge interest rate and market value risks associated with its fixed income securities. These instruments use interest rates based upon either the Municipal Market Data ("MMD") index, LIBOR or the SIFMA index. The Company also enters into credit default swap index contracts to hedge credit risk associated with its taxable fixed income securities and option contracts to hedge market value risk associated with its convertible securities.

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

	December 31, 2016			December 31, 2015
(Dollars in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$288,955	$272,819	$3,330,207	$406,888	$386,284	$4,392,440
Trading securities	13,952	1,707	423,550	—	7,685	290,600
Credit default swap index
Trading securities	—	127	7,470	5,411	530	94,270
Futures and equity options
Trading securities	—	—	—	164	149	2,345,037
	$302,907	$274,653	$3,761,227	$412,463	$394,648	$7,122,347

(1)	Derivative assets are included within financial instruments and other inventory positions owned on the consolidated statements of financial condition.

(2)	Derivative liabilities are included within financial instruments and other inventory positions sold, but not yet purchased on the consolidated statements of financial condition.

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

(Dollars in thousands)		Year Ended December 31,
Derivative Category	Operations Category	2016	2015	2014
Interest rate derivative contract	Investment banking	$(4,151)	$(2,274)	$(2,790)
Interest rate derivative contract	Institutional brokerage	19,613	534	(1,678)
Credit default swap index contract	Institutional brokerage	4,317	12,228	(1,080)
Futures and equity option derivative contracts	Institutional brokerage	255	(252)	1,037
		$20,034	$10,236	$(4,511)

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company’s financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company’s  derivative contracts are substantially collateralized by its counterparties, who  are major  financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of December 31, 2016, the Company had $22.7 million of uncollateralized credit exposure with these counterparties (notional contract amount of $183.4 million), including $15.6 million of uncollateralized credit exposure with one counterparty.

Note 6 Fair Value of Financial Instruments

Based on the nature of the Company’s business and its role as a "dealer" in the securities industry or as a manager of alternative asset management funds, the fair values of its financial instruments are determined internally. The Company’s processes are designed to ensure that the fair values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, unobservable inputs are developed based on an evaluation of all relevant empirical market data, including prices evidenced by market transactions, interest rates, credit spreads, volatilities and correlations and other security-specific information. Valuation adjustments related to illiquidity or counterparty credit risk are also considered. In estimating fair value, the Company may utilize information provided by third party pricing vendors to corroborate internally-developed fair value estimates.

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

U.S. government agency securities – U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities and are categorized as Level II. Mortgage bonds include bonds secured by mortgages, mortgage pass-through securities, agency collateralized mortgage-obligation ("CMO") securities and agency interest-only securities. Mortgage pass-through securities, CMO securities and interest-only securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore are generally categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields ranging from 126-952 basis points ("bps") on spreads over U.S. treasury securities, or models based upon prepayment expectations ranging from13%-33% conditional prepayment rate ("CPR"). These securities are categorized as Level II.

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

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking and other investments at inception to reflect economic events in earnings on a timely basis. Merchant banking and other equity investments of $19.7 million, included within investments on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets at December 31, 2016 and 2015, respectively. The realized and unrealized net gains from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were $1.8 million, $1.3 million and $2.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level III financial instruments as of December 31, 2016:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Taxable securities	Discounted cash flow	Expected recovery rate (% of par) (2)	62.6%	62.6%
Tax-exempt securities	Discounted cash flow	Expected recovery rate (% of par) (2)	5 - 60%	19.4%
Short-term securities	Discounted cash flow	Expected recovery rate (% of par) (2)	66 - 94%	91.0%
Mortgage-backed securities:
Collateralized by residential mortgages	Discounted cash flow	Credit default rates (3)	0 - 4%	2.7%
		Prepayment rates (4)	1 - 35%	6.5%
		Loss severity (3)	0 - 100%	72.9%
		Valuation yields (3)	3 - 7%	3.8%
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	1 - 19 bps	6.9 bps
Investments at fair value:
Equity securities in private companies	Market approach	Revenue multiple (2)	2 - 4 times	3.8 times
		EBITDA multiple (2)	10 - 15 times	12.0 times

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	2 - 30 bps	17.1 bps
Sensitivity of the fair value to changes in unobservable inputs:

(1)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly lower/(higher) fair value measurement.

(2)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly higher/(lower) fair value measurement.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the valuation of the Company’s financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2016:

					Counterparty
					and Cash
					Collateral
(Dollars in thousands)	Level I	Level II	Level III		Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$82	$6,281	$—		$—	$6,363
Convertible securities	—	103,486	—		—	103,486
Fixed income securities	—	21,018	—		—	21,018
Municipal securities:
Taxable securities	—	60,404	2,686		—	63,090
Tax-exempt securities	—	558,252	1,077		—	559,329
Short-term securities	—	34,431	744		—	35,175
Mortgage-backed securities	—	273	5,365		—	5,638
U.S. government agency securities	—	205,685	—		—	205,685
U.S. government securities	29,970	—	—		—	29,970
Derivative contracts	—	288,955	13,952		(273,690)	29,217
Total financial instruments and other inventory positions owned	30,052	1,278,785	23,824		(273,690)	1,058,971

Cash equivalents	768	—	—		—	768

Investments at fair value	32,783	—	123,319	(2)	—	156,102
Total assets	$63,603	$1,278,785	$147,143		$(273,690)	$1,215,841

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$89,453	$—	$—		$—	$89,453
Fixed income securities	—	17,324	—		—	17,324
U.S. government agency securities	—	6,723	—		—	6,723
U.S. government securities	180,650	—	—		—	180,650
Derivative contracts	—	273,166	1,487		(269,446)	5,207
Total financial instruments and other inventory positions sold, but not yet purchased	$270,103	$297,213	$1,487		$(269,446)	$299,357

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

(2)	Noncontrolling interests of $45.1 million are attributable to third party ownership in consolidated merchant banking and senior living funds.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the valuation of the Company’s financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2015:

					Counterparty
					and Cash
					Collateral
(Dollars in thousands)	Level I	Level II	Level III		Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$7,569	$1,936	$—		$—	$9,505
Convertible securities	—	18,460	—		—	18,460
Fixed income securities	—	48,654	—		—	48,654
Municipal securities:
Taxable securities	—	105,775	5,816		—	111,591
Tax-exempt securities	—	415,789	1,177		—	416,966
Short-term securities	—	32,348	720		—	33,068
Mortgage-backed securities	—	670	121,124		—	121,794
U.S. government agency securities	—	188,140	—		—	188,140
U.S. government securities	7,729	—	—		—	7,729
Derivative contracts	164	412,299	—		(377,436)	35,027
Total financial instruments and other inventory positions owned	15,462	1,224,071	128,837		(377,436)	990,934

Cash equivalents	130,138	—	—		—	130,138

Investments at fair value	34,874	—	109,444	(2)	—	144,318
Total assets	$180,474	$1,224,071	$238,281		$(377,436)	$1,265,390

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$13,489	$2,251	$—		$—	$15,740
Fixed income securities	—	39,909	—		—	39,909
U.S. government agency securities	—	21,267	—		—	21,267
U.S. government securities	159,037	—	—		—	159,037
Derivative contracts	149	387,351	7,148		(391,446)	3,202
Total financial instruments and other inventory positions sold, but not yet purchased	$172,675	$450,778	$7,148		$(391,446)	$239,155

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

(2)	Noncontrolling interests of $41.0 million are attributable to third party ownership in consolidated merchant banking and senior living funds and private equity investment vehicles.

The Company’s Level III assets were $147.1 million and $238.3 million, or 12.1 percent and 18.8 percent of financial instruments measured at fair value at December 31, 2016 and 2015, respectively. The value of transfers between levels are recognized at the beginning of the reporting period. There were $9.1 million of transfers of financial assets out of Level III for the year ended December 31, 2016, primarily related to the deconsolidation of certain investment partnerships as discussed in Note 3. There were no other significant transfers between Level I, Level II or Level III for the year ended December 31, 2016.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	December 31,	December 31,
(Dollars in thousands)	2015	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2016	2016 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Taxable securities	$5,816	$—	$(3,700)	$—	$—	$554	$16	$2,686	$16
Tax-exempt securities	1,177	—	—	—	—	—	(100)	1,077	(100)
Short-term securities	720	—	—	—	—	—	24	744	24
Mortgage-backed securities	121,124	26,519	(142,263)	—	—	3,495	(3,510)	5,365	69
Derivative contracts	—	—	—	—	—	—	13,952	13,952	13,952
Total financial instruments and other inventory positions owned	128,837	26,519	(145,963)	—	—	4,049	10,382	23,824	13,961

Investments at fair value	109,444	33,683	(28,343)	—	(9,088)	10,336	7,287	123,319	7,014
Total assets	$238,281	$60,202	$(174,306)	$—	$(9,088)	$14,385	$17,669	$147,143	$20,975

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$7,148	$(14,653)	$—	$—	$—	$14,653	$(5,661)	$1,487	$1,487
Total financial instruments and other inventory positions sold, but not yet purchased	$7,148	$(14,653)	$—	$—	$—	$14,653	$(5,661)	$1,487	$1,487

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	December 31,	December 31,
(Dollars in thousands)	2014	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2015	2015 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Taxable securities	$—	$5,133	$—	$—	$—	$—	$683	$5,816	$683
Tax-exempt securities	1,186	—	—	—	—	—	(9)	1,177	(9)
Short-term securities	720	—	—	—	—	—	—	720	—
Mortgage-backed securities	124,749	130,534	(138,874)	—	—	3,301	1,414	121,124	2,157
Derivative contracts	140	520	—	—	—	(520)	(140)	—	—
Total financial instruments and other inventory positions owned	126,795	136,187	(138,874)	—	—	2,781	1,948	128,837	2,831

Investments at fair value	74,165	18,589	(1,089)	—	—	84	17,695	109,444	17,589
Total assets	$200,960	$154,776	$(139,963)	$—	$—	$2,865	$19,643	$238,281	$20,420

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$7,822	$(10,349)	$—	$—	$—	$10,349	$(674)	$7,148	$7,148
Total financial instruments and other inventory positions sold, but not yet purchased	$7,822	$(10,349)	$—	$—	$—	$10,349	$(674)	$7,148	$7,148

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

Non-Recurring Fair Value Measurement

During the fourth quarter of 2016, the Company recorded a goodwill impairment charge of $82.9 million representing approximately 42 percent of the value of goodwill attributable to the asset management reporting unit. The fair value measurement used in the analysis was calculated using the income approach (discounted cash flow method) and market approach (earnings multiples of public company comparables). The discounted cash flow model was calculated using unobservable inputs, such as revenue and EBITDA forecasts, which are classified as Level III within the fair value hierarchy. See Note 13 for further discussion.

Note 7 Variable Interest Entities

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

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

Consolidated VIEs

The Company’s consolidated VIEs at December 31, 2016 include certain alternative asset management funds in which the Company has an investment and as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds. Prior to the adoption of ASU 2015-02, these entities lacked the characteristics of a VIE and were consolidated as voting interest entities.

The following table presents information about the carrying value of the assets and liabilities of the VIEs which are consolidated by the Company and included on the consolidated statements of financial condition at December 31, 2016. The assets can only be used to settle the liabilities of the respective VIE, and the creditors of the VIEs do not have recourse to the general credit of the Company. The assets and liabilities are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

Alternative Asset
(Dollars in thousands)	Management Funds
Assets:
Receivables from brokers, dealers and clearing organizations	$7,768
Financial instruments and other inventory positions owned and pledged as collateral	332,317
Investments	101,099
Other assets	5,602
Total assets	$446,786

Liabilities:
Short-term financing	$271,811
Payables to brokers, dealers and clearing organizations	13,948
Financial instruments and other inventory positions sold, but not yet purchased	3,632
Other liabilities and accrued expenses	5,120
Total liabilities	$294,511

The Company has investments in a grantor trust which was established as part of a nonqualified deferred compensation plan. The Company is the primary beneficiary of the grantor trust. Accordingly, the assets and liabilities of the grantor trust are consolidated by the Company on the consolidated statements of financial condition. See Note 21 for additional information on the nonqualified deferred compensation plan.

Nonconsolidated VIEs

The Company determined it is not the primary beneficiary of certain VIEs and accordingly does not consolidate them. These VIEs had net assets approximating $0.8 billion and $0.4 billion at December 31, 2016 and 2015, respectively. The Company’s exposure to loss from these VIEs is $7.6 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at December 31, 2016. The Company had no liabilities related to these VIEs at December 31, 2016 and 2015. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of December 31, 2016.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 8 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

	December 31,	December 31,
(Dollars in thousands)	2016	2015
Receivable arising from unsettled securities transactions	$132,724	$62,105
Deposits paid for securities borrowed	27,573	47,508
Receivable from clearing organizations	3,293	3,155
Deposits with clearing organizations	35,713	27,019
Securities failed to deliver	975	2,100
Other	12,452	6,062
Total receivables from brokers, dealers and clearing organizations	$212,730	$147,949

	December 31,	December 31,
(Dollars in thousands)	2016	2015
Payable arising from unsettled securities transactions	$13,948	$34,445
Payable to clearing organizations	15,893	3,115
Securities failed to receive	3,043	4,468
Other	7,958	6,103
Total payables to brokers, dealers and clearing organizations	$40,842	$48,131

Deposits paid for securities borrowed approximate the market value of the securities. Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received by the Company on settlement date.

Note 9 Receivables from and Payables to Customers

	December 31,	December 31,
(Dollars in thousands)	2016	2015
Cash accounts	$29,610	$39,415
Margin accounts	2,307	1,752
Total receivables from customers	$31,917	$41,167

Securities owned by customers are held as collateral for margin loan receivables. This collateral is not reflected on the consolidated financial statements. Margin loan receivables earn interest at floating interest rates based on prime rates.

	December 31,	December 31,
(Dollars in thousands)	2016	2015
Cash accounts	$14,416	$19,650
Margin accounts	14,936	17,714
Total payables to customers	$29,352	$37,364

Payables to customers primarily comprise cash balances in customer accounts consisting of customer funds pending settlement of securities transactions and customer funds on deposit. Except for amounts arising from customer short sales, all amounts payable to customers are subject to withdrawal by customers upon their request.

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

In the normal course of business, the Company obtains securities purchased under agreements to resell, securities borrowed and margin agreements on terms that permit it to repledge or resell the securities to others, typically pursuant to repurchase agreements. The Company obtained securities with a fair value of approximately $192.2 million and $185.8 million at December 31, 2016 and 2015, respectively, of which $185.2 million and $175.8 million, respectively, had been pledged or otherwise transferred to satisfy its commitments under financial instruments and other inventory positions sold, but not yet purchased.

The following is a summary of the Company’s securities sold under agreements to repurchase ("Repurchase Liabilities"), the fair market value of collateral pledged and the interest rate charged by the Company’s counterparty, which is based on LIBOR plus an applicable margin, as of December 31, 2016:

	Repurchase	Fair Market
(Dollars in thousands)	Liabilities	Value	Interest Rate
On demand maturities:
U.S. government agency securities	$1,877	$1,975	0.80%
U.S. government securities	15,046	14,877	0.00 - 0.25%
	$16,923	$16,852

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Reverse repurchase agreements, repurchase agreements and securities borrowed and loaned are reported on a net basis by counterparty when a legal right of offset exists. The following table provides information about the offsetting of these instruments and related collateral amounts at December 31, 2016:

		Gross Amount	Net Amounts	Gross Amounts Not Offset
		Offset on the	Presented on the	on the Consolidated Statements
	Gross	Consolidated	Consolidated	of Financial Condition
(Dollars in thousands)	Recognized	Statements of	Statements of	Financial	Collateral	Net
Description	Assets	Financial Condition	Financial Condition	Instruments	Received (1)	Amount
Reverse repurchase agreements	$161,574	$(1,877)	$159,697	$—	$(159,697)	$—
Securities borrowed (3)	27,573	—	27,573	—	(27,573)	—

		Gross Amount	Net Amount	Gross Amount Not Offset
		Offset on the	Presented on the	on the Consolidated Statements
	Gross	Consolidated	Consolidated	of Financial Condition
(Dollars in thousands)	Recognized	Statements of	Statements of	Financial	Collateral	Net
Description	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged (2)	Amount
Repurchase agreements	$16,923	$(1,877)	$15,046	$—	$(15,046)	$—

(1)	Includes securities received by the Company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default.

(2)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the consolidated statements of financial condition unless the Company defaults.

(3)
Deposits paid for securities borrowed are included in receivables from brokers, dealers and clearing organizations on the consolidated statements of financial condition. See Note 8 for additional information on receivables from brokers, dealers and clearing organizations.

There were no gross amounts offset on the consolidated statements of financial condition for reverse repurchase agreements, securities borrowed or repurchase agreements at December 31, 2015, as a legal right of offset did not exist. The Company had no outstanding securities lending arrangements as of December 31, 2016 or 2015. See Note 5 for information related to the Company's offsetting of derivative contracts.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 11 Investments

The Company’s investments include investments in private companies and partnerships, registered mutual funds, warrants of public and private companies and private company debt.

	December 31,	December 31,
(Dollars in thousands)	2016	2015
Investments at fair value	$156,102	$144,318
Investments at cost	2,755	3,299
Investments accounted for under the equity method	9,200	17,781
Total investments	168,057	165,398

Less investments attributable to noncontrolling interests (1)	(45,123)	(41,008)
	$122,934	$124,390

(1)	Noncontrolling interests are attributable to third party ownership in consolidated merchant banking and senior living funds and private equity investment vehicles.

At December 31, 2016, investments carried on a cost basis had an estimated fair market value of $4.4 million. Because valuation estimates were based upon management’s judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Note 12 Other Assets

	December 31,	December 31,
(Dollars in thousands)	2016	2015
Net deferred income tax assets	$97,833	$66,810
Fee receivables	22,840	18,362
Accrued interest receivables	9,259	6,145
Forgivable loans, net	9,307	10,234
Prepaid expenses	6,363	6,161
Secured loan receivables	6,236	3,289
Other	13,124	6,664
Total other assets	$164,962	$117,665

See Note 25 for additional details concerning the Company's net deferred income tax assets.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 13 Goodwill and Intangible Assets

	Capital	Asset
(Dollars in thousands)	Markets	Management	Total
Goodwill
Balance at December 31, 2014	$15,034	$196,844	$211,878
Goodwill acquired	6,098	—	6,098
Balance at December 31, 2015	$21,132	$196,844	$217,976
Goodwill acquired	60,723	419	61,142
Impairment charge	—	(82,900)	(82,900)
Balance at December 31, 2016	$81,855	$114,363	$196,218

Intangible assets
Balance at December 31, 2014	$2,344	$28,314	$30,658
Intangible assets acquired	7,534	—	7,534
Amortization of intangible assets	(1,622)	(6,040)	(7,662)
Balance at December 31, 2015	$8,256	$22,274	$30,530
Intangible assets acquired	26,651	1,267	27,918
Amortization of intangible assets	(15,587)	(5,627)	(21,214)
Balance at December 31, 2016	$19,320	$17,914	$37,234

The Company tests goodwill and indefinite-life intangible assets for impairment on an annual basis and on an interim basis when circumstances exist that could indicate possible impairment. The Company tests for impairment at the reporting unit level, which is generally one level below its operating segments. The Company has identified two reporting units: capital markets and asset management. When testing for impairment, the Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after making an assessment, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if the Company concludes otherwise, then the Company is required to perform the two-step impairment test, which requires management to make judgments in determining what assumptions to use in the calculation. The first step requires a comparison of the fair value of the reporting unit to its carrying value, including allocated goodwill. The estimated fair value of the reporting unit is derived based on valuation techniques that a market participant would use. The Company estimates the fair value of the reporting unit using the income approach (discounted cash flow method) and market approach (earnings and/or transaction multiples). If the estimated fair value is less than the carrying values, a second step is performed to measure the amount of the impairment loss, if any. An impairment loss is equal to the excess of the carrying amount of goodwill over its fair value.

The Company performed its annual goodwill impairment analysis as of October 31, 2016, which resulted in a non-cash goodwill impairment charge of $82.9 million. The charge relates to the asset management reporting unit and primarily pertains to goodwill created from the 2010 acquisition of ARI. The fair value of the asset management reporting unit was calculated using the income approach (discounted cash flow method based on revenue and EBITDA forecasts) and market approach (earnings multiples of comparable public companies). The impairment charge resulted from net outflows of assets under management in 2016 as a result of an extended cycle of investors favoring passive investment vehicles over active management, combined with certain investment strategies having performance below their benchmarks, which led to reduced management fees and profitability. The annual goodwill impairment testing resulted in no impairment associated with the capital markets reporting unit.

The Company also evaluated its intangible assets (indefinite and definite-lived) and concluded there was no impairment in 2016. The Company concluded there was no goodwill or intangible asset impairment in 2015 and 2014, respectively.

The addition of goodwill and intangible assets during the year ended December 31, 2016 primarily related to the acquisition of Simmons, as discussed in Note 4. Management identified $26.6 million of intangible assets, consisting of customer relationships ($17.5 million) and the Simmons trade name ($9.1 million), which will be amortized over a weighted average life of 1.6 years and 4.0 years, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The addition of goodwill and intangible assets during the year ended December 31, 2015 related to the acquisitions of River Branch and BMO GKST, as discussed in Note 4. Management identified intangible assets consisting of customer relationships with acquisition-date fair values of $7.5 million, which are being amortized over a weighted average life of 2.1 years.

Intangible assets with determinable lives consist of customer relationships and the Simmons trade name. The following table summarizes the future aggregate amortization expense of the Company's intangible assets with determinable lives for the years ended:

(Dollars in thousands)
2017	$15,289
2018	9,793
2019	7,779
2020	1,256
2021	258
Total	$34,375

Note 14 Fixed Assets

	December 31,	December 31,
(Dollars in thousands)	2016	2015
Furniture and equipment	$37,712	$31,953
Leasehold improvements	31,982	25,213
Software	13,957	13,692
Total	83,651	70,858
Accumulated depreciation and amortization	(58,308)	(51,874)
	$25,343	$18,984

For the years ended December 31, 2016, 2015 and 2014, depreciation and amortization of furniture and equipment, leasehold improvements and software totaled $6.4 million, $5.1 million and $5.3 million, respectively, and are included in occupancy and equipment expense on the consolidated statements of operations.

Note 15 Short-Term Financing

	Outstanding Balance		Weighted Average Interest Rate
	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2016	2015	2016	2015
Commercial paper (secured)	$147,021	$276,894	2.12%	1.74%
Prime broker arrangements	271,811	169,296	1.49%	1.07%
Total short-term financing	$418,832	$446,190

The Company issues secured commercial paper to fund a portion of its securities inventory. The commercial paper notes ("CP Notes") can be issued with maturities of 27 days to 270 days from the date of issuance. The CP Notes are issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and are secured by different inventory classes. As of December 31, 2016, the weighted average maturity of CP Series A, CP Series II A and CP Series III A was 45 days, 13 days and 15 days, respectively. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin. CP Series III A includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain excess net capital of $120 million.

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

The Company’s committed short-term bank line financing at December 31, 2016 consisted of a one-year $200 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2016. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 16, 2017. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At December 31, 2016, the Company had no advances against this line of credit.

The Company’s uncommitted secured lines at December 31, 2016 totaled $185 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company’s uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. At December 31, 2016, the Company had no advances against these lines of credit.

Note 16 Senior Notes

The Company has entered into variable and fixed rate senior notes with certain entities advised by Pacific Investment Management Company ("PIMCO"). The following table presents the outstanding balance by note class:

	Outstanding Balance
	December 31,	December 31,
(Dollars in thousands)	2016	2015
Class A Notes	$50,000	$50,000
Class C Notes	125,000	125,000
Total senior notes	$175,000	$175,000

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

The Second Amended and Restated Note Purchase Agreement includes customary events of default and covenants that, among other things, require the Company to maintain a minimum consolidated tangible net worth and regulatory net capital, limit the Company's leverage ratio and require the Company to maintain a minimum ratio of operating cash flow to fixed charges. At December 31, 2016, the Company was in compliance with all covenants.

The senior notes are recorded at amortized cost. As of December 31, 2016, the carrying value of the variable rate Class A Notes approximated fair value. As of December 31, 2016, the fair value of the fixed rate Class C Notes was approximately $126.5 million.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 17 Contingencies, Commitments and Guarantees

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

The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations and regulatory proceedings. Reasonably possible losses in excess of amounts accrued at December 31, 2016 are not material. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

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

Litigation-related reserve activity included within other operating expenses resulted in expense of $0.3 million, $9.7 million (primarily related to a municipal derivatives class action settlement paid in 2016), and $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Operating Lease Commitments

The Company leases office space throughout the United States and in a limited number of foreign countries where the Company’s international operations reside. Aggregate minimum lease commitments under operating leases as of December 31, 2016 are as follows:

(Dollars in thousands)
2017	$14,629
2018	13,601
2019	11,857
2020	11,307
2021	7,040
Thereafter	20,006
Total	$78,440

Total minimum rentals to be received from 2017 through 2021 under noncancelable subleases were $4.7 million at December 31, 2016.

Rental expense, including operating costs and real estate taxes, was $17.3 million, $13.7 million and $13.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Fund Commitments

As of December 31, 2016, the Company had commitments to invest approximately $22.8 million in limited partnerships that make investments in private equity companies or provide financing for senior living facilities.

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

Note 18 Restructuring

The Company incurred the following pre-tax restructuring charges within the Capital Markets segment primarily in conjunction with the acquisitions of Simmons, River Branch and BMO GKST discussed in Note 4.

	Year Ended December 31,
(Dollars in thousands)	2016	2015
Severance, benefits and outplacement costs	$6,608	$8,806
Vacated redundant leased office space	1,320	—
Contract termination costs	1,026	546
Total pre-tax restructuring charges	$8,954	$9,352

Note 19 Shareholders’ Equity

The certificate of incorporation of Piper Jaffray Companies provides for the issuance of up to 100,000,000 shares of common stock with a par value of $0.01 per share and up to 5,000,000 shares of undesignated preferred stock with a par value of $0.01 per share.

Common Stock
The holders of Piper Jaffray Companies common stock are entitled to one vote per share on all matters to be voted upon by the shareholders. Subject to preferences that may be applicable to any outstanding preferred stock of Piper Jaffray Companies, the holders of its common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Piper Jaffray Companies board of directors out of funds legally available for that purpose. Piper Jaffray Companies did not pay cash dividends on its common stock in 2016, 2015 or 2014. Beginning in 2017, the Company is initiating the payment of a quarterly cash dividend to holders of its common stock. Additionally, there are dividend restrictions as set forth in Note 24.

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

Share Repurchases

Effective August 14, 2015, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2017. During the year ended December 31, 2016, the Company repurchased 1,536,226 shares at an average price of $38.89 per share for an aggregate purchase price of $59.7 million related to this authorization. The Company has $71.8 million remaining under this authorization. During the year ended December 31, 2015, the Company repurchased 2,459,400 shares at an average price of $48.17 per share for an aggregate purchase price of $118.5 million related to the August 2015 and prior authorizations. The Company did not repurchase any shares of the Company's outstanding common stock during the year ended December 31, 2014.

The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. The Company purchased 261,685 shares or $11.1 million, 281,180 shares or $14.5 million and 256,055 shares or $10.9 million of the Company’s common stock for this purpose during the years ended December 31, 2016, 2015 and 2014, respectively.

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 21. During the years ended December 31, 2016, 2015 and 2014, the Company issued 854,416 shares, 784,751 shares and 1,030,249 shares, respectively, related to these obligations. The Company also issued common shares out of treasury stock related to obligations under the Piper Jaffray Companies Retirement Plan. During the year ended December 31, 2014, the Company issued 103,598 shares or $4.2 million out of treasury stock in fulfillment of these obligations.

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

Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders’ proportionate share of the equity in a merchant banking fund of $35.0 million, a municipal bond fund with employee investors of $9.2 million and a senior living fund aggregating $12.8 million as of December 31, 2016. As of December 31, 2015, noncontrolling interests included the minority equity holders’ proportionate share of the equity in a merchant banking fund of $31.8 million, a municipal bond fund with employee investors of $7.0 million and private investment vehicles aggregating $10.4 million.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Ownership interests in entities held by parties other than the Company’s common shareholders are presented as noncontrolling interests within shareholders’ equity, separate from the Company’s own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company’s common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the years ended December 31, 2016, 2015 and 2014.

Note 20 Employee Benefit Plans

The Company has various employee benefit plans, and substantially all employees are covered by at least one plan. The plans include health and welfare plans and a tax-qualified retirement plan (the "Retirement Plan"). During the years ended December 31, 2016, 2015 and 2014, the Company incurred employee benefits expenses of $17.6 million, $15.1 million and $13.2 million, respectively.

Health and Welfare Plans

Company employees who meet certain work schedule and service requirements are eligible to participate in the Company’s health and welfare plans. The Company subsidizes the cost of coverage for employees. The health plans contain cost-sharing features such as deductibles and coinsurance.

The Company is self-insured for losses related to health claims, although it obtains third party stop loss insurance coverage on both an individual and a group plan basis. Self-insured liabilities are based on a number of factors, including historical claims experience, an estimate of claims incurred but not reported and valuations provided by third party actuaries. For the years ended December 31, 2016, 2015 and 2014, the Company recognized expense of $10.4 million, $9.1 million and $7.7 million, respectively, in compensation and benefits expense on the consolidated statements of operations related to its health plans.

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

Note 21 Compensation Plans

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

The following table provides a summary of the Company’s outstanding equity awards (in shares or units) as of December 31, 2016:

Incentive Plan
Restricted Stock
Annual grants	1,309,440
Sign-on grants	280,945
1,590,385
Inducement Plan
Restricted Stock	269,491

Total restricted stock related to compensation	1,859,876

Simmons Deal Consideration (1)	1,014,241

Total restricted stock outstanding	2,874,117

Incentive Plan
Restricted Stock Units
Market condition leadership grants	374,460

Incentive Plan
Stock Options	30,613

(1)	The Company issued restricted stock with service conditions as part of deal consideration for the acquisition of Simmons. See Note 4 for further discussion.

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company’s employees and directors for up to 8.2 million shares of common stock (0.9 million shares remained available for future issuance under the Incentive Plan as of December 31, 2016). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.

Restricted Stock Awards

Restricted stock grants are valued at the market price of the Company’s common stock on the date of grant and are amortized over the requisite service period. The Company grants shares of restricted stock to employees as part of year-end compensation ("Annual Grants") and upon initial hiring or as a retention award ("Sign-on Grants").

The Company’s Annual Grants are made each year in February. Annual Grants vest ratably over three years in equal installments. The Annual Grants provide for continued vesting after termination of employment, so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreements entered into upon termination. The Company determined the service inception date precedes the grant date for the Annual Grants, and that the post-termination restrictions do not meet the criteria for an in-substance service condition, as defined by ASC 718. Accordingly, restricted stock granted as part

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

of the Annual Grants is expensed in the one-year period in which those awards are deemed to be earned, which is generally the calendar year preceding the February grant date. For example, the Company recognized compensation expense during fiscal 2016 for its February 2017 Annual Grant. If an equity award related to the Annual Grants is forfeited as a result of violating the post-termination restrictions, the lower of the fair value of the award at grant date or the fair value of the award at the date of forfeiture is recorded within the consolidated statements of operations as a reversal of compensation expense.

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

Restricted Stock Units

The Company grants restricted stock units to its leadership team ("Leadership Grants"). The units will vest and convert to shares of common stock at the end of each 36-month performance period only if the Company's stock performance satisfies predetermined market conditions over the performance period. Under the terms of the grants, the number of units that will vest and convert to shares will be based on the Company's stock performance achieving specified targets during each performance period as described below. Compensation expense is amortized on a straight-line basis over the three-year requisite service period based on the fair value of the award on the grant date. The market condition must be met for the awards to vest and compensation cost will be recognized regardless if the market condition is satisfied. Employees forfeit unvested share units upon termination of employment with a corresponding reversal of compensation expense.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

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

Stock-Based Compensation Activity

The Company recorded compensation expense of $53.7 million, $48.2 million and $28.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, related to employee restricted stock and restricted stock unit awards. Forfeitures were $1.4 million, $0.5 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. The tax benefit related to stock-based compensation costs totaled $14.0 million, $18.8 million and $11.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table summarizes the changes in the Company’s unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2013	1,582,062	$35.25
Granted	421,728	40.57
Vested	(883,761)	36.22
Canceled	(24,724)	36.02
December 31, 2014	1,095,305	$36.51
Granted	783,758	51.08
Vested	(575,716)	34.72
Canceled	(15,432)	40.83
December 31, 2015	1,287,915	$46.20
Granted	2,359,672	41.87
Vested	(623,961)	44.89
Canceled	(149,509)	42.49
December 31, 2016	2,874,117	$43.12

The fair value of restricted stock that vested during the years ended December 31, 2016, 2015 and 2014 was $28.0 million, $20.0 million and $32.0 million, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the changes in the Company’s unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2013	290,536	$15.83
Granted	115,290	23.42
Vested	—	—
Canceled	—	—
December 31, 2014	405,826	$17.99
Granted	123,687	21.83
Vested	(149,814)	12.12
Canceled	(23,457)	12.12
December 31, 2015	356,242	$22.18
Granted	135,483	19.93
Vested	(117,265)	21.32
Canceled	—	—
December 31, 2016	374,460	$21.63

As of December 31, 2016, there was $46.0 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes the changes in the Company’s outstanding stock options:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2013	469,289	$44.83	2.0	$288,318
Granted	—	—
Exercised	(137,864)	39.55
Canceled	(55)	39.62
Expired	(113,497)	47.72
December 31, 2014	217,873	$46.66	2.0	$3,066,839
Granted	—	—
Exercised	(50,671)	36.62
Canceled	—	—
Expired	(10,001)	39.62
December 31, 2015	157,201	$50.35	1.6	$—
Granted	—	—
Exercised	(104,175)	43.75
Canceled	—	—
Expired	(22,413)	59.83
December 31, 2016	30,613	$65.86	0.3	$203,291

Options exercisable at December 31, 2014	217,873	$46.66	2.0	$3,066,839
Options exercisable at December 31, 2015	157,201	$50.35	1.6	$—
Options exercisable at December 31, 2016	30,613	$65.86	0.3	$203,291

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Additional information regarding Piper Jaffray Companies options outstanding as of December 31, 2016 is as follows:

	Options Outstanding			Exercisable Options
		Weighted Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise Prices	Shares	Life (in Years)	Exercise Price	Shares	Exercise Price
$41.09	4,502	1.1	$41.09	4,502	$41.09
$70.13	26,111	0.1	$70.13	26,111	$70.13

As of December 31, 2016, there was no unrecognized compensation cost related to stock options expected to be recognized over future years. The intrinsic value of options exercised and the resulting tax benefit realized was $2.0 million and $0.8 million, respectively, for the year ended December 31, 2016. For the year ended December 31, 2015, the intrinsic value of options exercised and the resulting tax benefit realized was $0.9 million and $0.3 million, respectively. For the year ended December 31, 2014, the intrinsic value of options exercised and the resulting tax benefit realized was $1.7 million and $0.7 million, respectively.

The Company has a policy of issuing shares out of treasury (to the extent available) to satisfy share option exercises and restricted stock vesting. The Company expects to withhold approximately 0.3 million shares from employee equity awards vesting in 2017, related to employee individual income tax withholding obligations on restricted stock vesting. For accounting purposes, withholding shares to cover employees’ tax obligations is deemed to be a repurchase of shares by the Company.

Deferred Compensation Plans

The Company maintains various deferred compensation arrangements for employees.

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a percentage of their base salary, commissions and/or cash bonuses. The deferrals vest immediately and are non-forfeitable. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. Investments in the grantor trust, consisting of mutual funds, totaled $24.4 million and $14.6 million as of December 31, 2016 and 2015, respectively, and are included in investments on the consolidated statements of financial condition. The compensation deferred by the employees is expensed in the period earned. The deferred compensation liability was $24.5 million and $14.5 million as of December 31, 2016 and 2015, respectively. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

The Piper Jaffray Companies Mutual Fund Restricted Share Investment Plan is a fully funded deferred compensation plan which allows eligible employees to elect to receive a portion of the incentive compensation they would otherwise receive in the form of restricted stock, instead in restricted mutual fund shares ("MFRS Awards") of investment funds. MFRS Awards are awarded to qualifying employees in February of each year, and represent a portion of their compensation for performance in the preceding year similar to the Company's Annual Grants. MFRS Awards vest ratably over three years in equal installments and provide for continued vesting after termination of employment so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreement entered into upon termination. Forfeitures are recorded as a reduction of compensation and benefits expense within the consolidated statements of operations. MFRS Awards are owned by employee recipients (subject to the aforementioned vesting restrictions) and as such are not included on the consolidated statements of financial condition.

The Company has also granted MFRS Awards to new employees as a recruiting tool. Employees must fulfill service requirements in exchange for rights to the awards. Compensation expense from these awards will be amortized on a straight-line basis over the requisite service period of two to five years.

The Company recorded compensation expense of $17.5 million, $26.6 million and $20.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, related to employee MFRS Awards. Total compensation cost includes year-end compensation for MFRS Awards and the amortization of sign-on MFRS Awards, less forfeitures. Forfeitures were immaterial for the years ended December 31, 2016, 2015 and 2014, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 22 Earnings Per Share

The Company calculates earnings per share using the two-class method. Basic earnings per common share is computed by dividing net income/(loss) applicable to Piper Jaffray Companies’ common shareholders by the weighted average number of common shares outstanding for the period. Net income/(loss) applicable to Piper Jaffray Companies’ common shareholders represents net income/(loss) applicable to Piper Jaffray Companies reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. All of the Company’s unvested restricted shares are deemed to be participating securities as they are eligible to share in the profits (e.g., receive dividends) of the Company. The Company’s unvested restricted stock units are not participating securities as they are not eligible to share in the profits of the Company. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options and restricted stock units.

The computation of earnings per share is as follows:

	Year Ended December 31,
(Amounts in thousands, except per share data)	2016		2015	2014
Net income/(loss) applicable to Piper Jaffray Companies	$(21,952)		$52,075	$63,172
Earnings allocated to participating securities (1)	—		(4,015)	(5,031)
Net income/(loss) applicable to Piper Jaffray Companies’ common shareholders (2)	$(21,952)		$48,060	$58,141

Shares for basic and diluted calculations:
Average shares used in basic computation	12,674		14,368	14,971
Stock options	15		21	54
Restricted stock units	90		—	—
Average shares used in diluted computation	12,779	(3)	14,389	15,025

Earnings/(loss) per common share:
Basic	$(1.73)		$3.34	$3.88
Diluted	$(1.73)	(3)	$3.34	$3.87

(1)
Represents the allocation of earnings to participating securities. Losses are not allocated to participating securities. Participating securities include all of the Company’s unvested restricted shares. The weighted average participating shares outstanding were 2,691,728; 1,201,610 and 1,299,827 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

(3)
Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred. 2,874,117 common shares were excluded from diluted EPS as the Company had a net loss for the year.

The anti-dilutive effects from stock options and restricted stock units were immaterial for the years ended December 31, 2016, 2015 and 2014.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 23 Segment Reporting

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

Reportable segment financial results are as follows:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Capital Markets
Investment banking
Financing
Equities	$71,161	$114,468	$109,706
Debt	115,013	91,195	63,005
Advisory services	304,654	209,163	197,880
Total investment banking	490,828	414,826	370,591

Institutional sales and trading
Equities	87,992	78,584	82,211
Fixed income	91,466	94,305	92,200
Total institutional sales and trading	179,458	172,889	174,411

Management and performance fees	6,363	4,642	5,398

Investment income	24,791	24,468	24,046

Long-term financing expenses	(9,136)	(7,494)	(6,655)

Net revenues	692,304	609,331	567,791

Operating expenses (1)	645,863	530,937	478,661

Segment pre-tax operating income	$46,441	$78,394	$89,130

Segment pre-tax operating margin	6.7%	12.9%	15.7%

Continued on next page

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Asset Management
Management and performance fees
Management fees	$53,725	$70,167	$78,772
Performance fees	584	208	892
Total management and performance fees	54,309	70,375	79,664

Investment income/(loss)	736	(6,788)	683

Net revenues	55,045	63,587	80,347

Operating expenses (1)	132,360	55,558	59,166

Segment pre-tax operating income/(loss)	$(77,315)	$8,029	$21,181

Segment pre-tax operating margin	(140.5)%	12.6%	26.4%

Total
Net revenues	$747,349	$672,918	$648,138

Operating expenses (1)	778,223	586,495	537,827

Pre-tax operating income/(loss)	$(30,874)	$86,423	$110,311

Pre-tax operating margin	(4.1)%	12.8%	17.0%
(1)Operating expenses include a $82.9 million goodwill impairment charge for the Asset Management segment, as well as intangible asset amortization expense as set forth in the table below:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Capital Markets	$15,587	$1,622	$2,972
Asset Management	5,627	6,040	6,300
Total intangible asset amortization expense	$21,214	$7,662	$9,272

Reportable segment assets are as follows:

	December 31,	December 31,
(Dollars in thousands)	2016	2015
Capital Markets	$1,934,528	$1,870,272
Asset Management	190,975	268,246
	$2,125,503	$2,138,518

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 24 Net Capital Requirements and Other Regulatory Matters

Piper Jaffray is registered as a securities broker dealer with the SEC and is a member of various SROs and securities exchanges. The Financial Industry Regulatory Authority, Inc. ("FINRA") serves as Piper Jaffray’s primary SRO. Piper Jaffray is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. Piper Jaffray has elected to use the alternative method permitted by the SEC rule, which requires that it maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as such term is defined in the SEC rule. Under its rules, FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated debt, dividend payments and other equity withdrawals by Piper Jaffray are subject to certain notification and other provisions of SEC and FINRA rules.

At December 31, 2016, net capital calculated under the SEC rule was $191.1 million, and exceeded the minimum net capital required under the SEC rule by $190.1 million.

The Company’s committed short-term credit facility and its senior notes include covenants requiring Piper Jaffray to maintain minimum net capital of $120 million. CP Notes issued under CP Series III A include a covenant that requires Piper Jaffray to maintain excess net capital of $120 million.

Piper Jaffray Ltd. and SCIL, broker dealer subsidiaries registered in the United Kingdom, are subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of December 31, 2016, Piper Jaffray Ltd. and SCIL were in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Jaffray Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At December 31, 2016, Piper Jaffray Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Note 25 Income Taxes

Income tax expense/(benefit) is provided using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial statement purposes, using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The components of income tax expense/(benefit) are as follows:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Current:
Federal	$11,704	$33,818	$37,331
State	2,454	7,030	8,117
Foreign	(703)	58	161
	13,455	40,906	45,609
Deferred:
Federal	(27,764)	(11,620)	(8,641)
State	(3,758)	(1,901)	(1,317)
Foreign	939	556	335
	(30,583)	(12,965)	(9,623)

Total income tax expense/(benefit)	$(17,128)	$27,941	$35,986

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

A reconciliation of federal income taxes at statutory rates to the Company’s effective tax rates is as follows:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Federal income tax expense/(benefit) at statutory rates	$(10,806)	$30,248	$38,609
Increase/(reduction) in taxes resulting from:
State income taxes, net of federal tax benefit	(1,110)	3,155	3,857
Net tax-exempt interest income	(4,600)	(4,299)	(3,693)
Foreign jurisdictions tax rate differential	1,860	191	(63)
Change in valuation allowance	362	—	—
Income attributable to noncontrolling interests	(2,872)	(2,243)	(3,903)
Other, net	38	889	1,179
Total income tax expense/(benefit)	$(17,128)	$27,941	$35,986

In accordance with ASC 740, U.S. income taxes are not provided on undistributed earnings of international subsidiaries that are permanently reinvested. As of December 31, 2016, undistributed earnings permanently reinvested in the Company’s foreign subsidiaries were not material.

Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes. The net deferred income tax assets included in other assets on the consolidated statements of financial condition consisted of the following items:

	December 31,	December 31,
(Dollars in thousands)	2016	2015
Deferred tax assets:
Deferred compensation	$79,230	$74,127
Goodwill tax basis in excess of book basis	18,357	—
Net operating loss carry forwards	3,900	3,947
Liabilities/accruals not currently deductible	1,060	5,454
Other	5,474	5,175
Total deferred tax assets	108,021	88,703
Valuation allowance	(911)	(159)

Deferred tax assets after valuation allowance	107,110	88,544

Deferred tax liabilities:
Goodwill book basis in excess of tax basis	—	16,951
Unrealized gains on firm investments	6,406	2,917
Fixed assets	2,075	1,189
Other	796	677

Total deferred tax liabilities	9,277	21,734

Net deferred tax assets	$97,833	$66,810

The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. The Company believes that its future tax profits will be sufficient to recognize its deferred tax assets, with the exception of $0.9 million primarily related to SCIL's net operating loss carryforwards.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The Company accounts for unrecognized tax benefits in accordance with the provisions of ASC 740, which requires tax reserves to be recorded for uncertain tax positions on the consolidated statements of financial condition. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)
Balance at December 31, 2013	$2,200
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	123
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2014	$2,323
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(2,000)
Settlements	(200)
Balance at December 31, 2015	$123
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2016	$123

As of December 31, 2016, approximately $0.1 million of the Company's unrecognized tax benefits would impact the annual effective rate, if recognized.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. The Company had no accruals related to the payment of interest and penalties at December 31, 2016 and 2015, respectively. The Company had approximately $0.2 million for the payment of interest and penalties accrued at December 31, 2014. The Company or one of its subsidiaries files income tax returns with the various states and foreign jurisdictions in which the Company operates. The Company is not subject to U.S. federal tax authorities for years before 2014 and is not subject to state and local or non-U.S. tax authorities for taxable years before 2010. The Company anticipates all of its uncertain income tax provisions will be resolved within the next twelve months.

Note 26 Piper Jaffray Companies (Parent Company only)

Condensed Statements of Financial Condition

	December 31,	December 31,
(Amounts in thousands)	2016	2015
Assets
Cash and cash equivalents	$1,170	$48
Investment in and advances to subsidiaries	941,215	982,426
Other assets	22,031	15,843
Total assets	$964,416	$998,317

Liabilities and Shareholders’ Equity
Senior notes	$175,000	$175,000
Accrued compensation	27,756	36,347
Other liabilities and accrued expenses	2,410	3,311
Total liabilities	205,166	214,658

Shareholders’ equity	759,250	783,659
Total liabilities and shareholders’ equity	$964,416	$998,317

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Condensed Statements of Operations

	Year Ended December 31,
(Amounts in thousands)	2016	2015	2014
Revenues:
Dividends from subsidiaries	$104,016	$37,649	$50,333
Interest	994	650	662
Investment income/(loss)	1,835	(2,033)	275
Total revenues	106,845	36,266	51,270

Interest expense	8,195	6,406	5,463

Net revenues	98,650	29,860	45,807

Non-interest expenses:
Total non-interest expenses	4,505	3,487	5,318

Income before income tax expense and equity in undistributed income of subsidiaries	94,145	26,373	40,489

Income tax expense	27,952	9,191	14,795

Income of parent company	66,193	17,182	25,694

Equity in undistributed/(distributed in excess of) income of subsidiaries	(88,145)	34,893	37,478

Net income/(loss)	$(21,952)	$52,075	$63,172

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Condensed Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2016	2015	2014
Operating Activities:
Net income/(loss)	$(21,952)	$52,075	$63,172
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Stock-based and deferred compensation	944	70	180
Equity in undistributed/(distributed in excess of) income of subsidiaries	88,145	(34,893)	(37,478)

Net cash provided by operating activities	67,137	17,252	25,874

Investing Activities:
Repayment of note receivable	—	1,500	2,000

Net cash provided by investing activities	—	1,500	2,000

Financing Activities:
Issuance of senior notes	—	125,000	50,000
Repayment of senior notes	—	(75,000)	(50,000)
Advances from/(to) subsidiaries	(6,276)	49,560	(28,010)
Repurchase of common stock	(59,739)	(118,464)	—

Net cash used in financing activities	(66,015)	(18,904)	(28,010)

Net increase/(decrease) in cash and cash equivalents	1,122	(152)	(136)

Cash and cash equivalents at beginning of year	48	200	336

Cash and cash equivalents at end of year	$1,170	$48	$200

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$(7,201)	$(5,756)	$(4,801)
Income taxes	$(27,952)	$(9,191)	$(14,795)

Piper Jaffray Companies
Supplementary Data

Quarterly Information (unaudited)

	2016 Fiscal Quarter
(Amounts in thousands, except per share data)	First	Second	Third	Fourth
Total revenues	$159,601	$176,392	$206,276	$227,605
Interest expense	6,045	5,909	5,429	5,142
Net revenues	153,556	170,483	200,847	222,463
Non-interest expenses	150,114	163,974	182,396	281,739	(1)
Income/(loss) before income tax expense/(benefit)	3,442	6,509	18,451	(59,276)
Income tax expense/(benefit)	256	1,996	6,515	(25,895)
Net income/(loss)	3,186	4,513	11,936	(33,381)
Net income applicable to noncontrolling interests	749	2,575	1,278	3,604
Net income/(loss) applicable to Piper Jaffray Companies	$2,437	$1,938	$10,658	(36,985)
Net income/(loss) applicable to Piper Jaffray Companies' common shareholders	$2,124	$1,577	$8,582	$(36,985)	(2)

Earnings/(loss) per common share
Basic	$0.16	$0.12	$0.70	$(3.00)
Diluted	$0.16	$0.12	$0.70	$(3.00)	(3)

Weighted average number of common shares
Basic	13,160	12,927	12,282	12,337
Diluted	13,172	12,942	12,298	12,353	(3)

(1)	Includes a $82.9 million goodwill impairment charge.

(2)	No allocation of income was made due to loss position.

(3)	Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred.

	2015 Fiscal Quarter
(Amounts in thousands, except per share data)	First	Second	Third	Fourth
Total revenues	$168,431	$170,110	$154,732	$203,044
Interest expense	6,560	6,044	5,115	5,680
Net revenues	161,871	164,066	149,617	197,364
Non-interest expenses	130,579	138,207	142,829	174,880
Income before income tax expense	31,292	25,859	6,788	22,484
Income tax expense	9,490	9,542	1,573	7,336
Net income	21,802	16,317	5,215	15,148
Net income/(loss) applicable to noncontrolling interests	4,830	(682)	384	1,875
Net income applicable to Piper Jaffray Companies	$16,972	$16,999	$4,831	$13,273
Net income applicable to Piper Jaffray Companies' common shareholders	$15,810	$15,699	$4,448	$12,147

Earnings per common share
Basic	$1.03	$1.08	$0.32	$0.88
Diluted	$1.03	$1.08	$0.32	$0.88

Weighted average number of common shares
Basic	15,294	14,487	13,938	13,775
Diluted	15,332	14,513	13,952	13,782

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

During the fourth quarter of our fiscal year ended December 31, 2016, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the attestation report of our independent registered public accounting firm on management’s assessment of internal control over financial reporting are included in Part II, Item 8 of this Form 10-K entitled "Financial Statements and Supplementary Data" and are incorporated herein by reference.

ITEM 9B.     OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding our executive officers included in Part I of this Form 10-K under the caption "Executive Officers" is incorporated herein by reference. The information in the definitive proxy statement for our 2017 annual meeting of shareholders to be held on May 11, 2017, under the captions "Item I — Election of Directors," "Information Regarding the Board of Directors and Corporate Governance — Committees of the Board — Audit Committee," "Information Regarding the Board of Directors and Corporate Governance — Codes of Ethics and Business Conduct" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION.

The information in the definitive proxy statement for our 2017 annual meeting of shareholders to be held on May 11, 2017, under the captions "Executive Compensation," "Certain Relationships and Related Transactions — Compensation Committee Interlocks and Insider Participation," "Information Regarding the Board of Directors and Corporate Governance — Compensation Program for Non-Employee Directors" and "Information Regarding the Board of Directors and Corporate Governance — Non-Employee Director Compensation for 2016" is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information in the definitive proxy statement for our 2017 annual meeting of shareholders to be held on May 11, 2017, under the captions "Security Ownership — Beneficial Ownership of Directors, Nominees and Executive Officers," "Security Ownership — Beneficial Owners of More than Five Percent of Our Common Stock" and "Executive Compensation — Outstanding Equity Awards" are incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information in the definitive proxy statement for our 2017 annual meeting of shareholders to be held on May 11, 2017, under the captions "Information Regarding the Board of Directors and Corporate Governance — Director Independence," "Certain Relationships and Related Transactions — Transactions with Related Persons" and "Certain Relationships and Related Transactions — Review and Approval of Transactions with Related Persons" is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information in the definitive proxy statement for our 2017 annual meeting of shareholders to be held on May 11, 2017, under the captions "Audit Committee Report and Payment of Fees to Our Independent Auditor — Auditor Fees" and "Audit Committee Report and Payment of Fees to Our Independent Auditor — Auditor Services Pre-Approval Policy" is incorporated herein by reference.

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

2.1
Separation and Distribution Agreement dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 8, 2004). #

2.2
Securities Purchase Agreement dated November 16, 2015 among Piper Jaffray Companies, Piper Jaffray & Co., Simmons & Company International, SCI JV LP, SCI GP, LLC, and Simmons & Company International Holdings LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed November 17, 2015). #

2.3
First Amendment to Securities Purchase Agreement dated February 25, 2016 among Piper Jaffray Companies, Piper Jaffray & Co., Simmons & Company International, SCI JV LP, SCI GP, LLC, and Simmons & Company International Holdings LLC (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed May 4, 2016). #

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed August 3, 2007).
3.2	Amended and Restated Bylaws (as of August 5, 2016) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed August 5, 2016).
4.1
Form of Specimen Certificate for Piper Jaffray Companies Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 25, 2016).

4.2
Second Amended and Restated Indenture dated as of June 11, 2012 (Secured Commercial Paper Notes), between Piper Jaffray & Co. and the Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, filed August 2, 2012).

Exhibit
Number	Description

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

Exhibit
Number	Description

10.16
Form of Performance Share Unit Agreement for 2013 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed July 31, 2013). †

10.17
Form of Performance Share Unit Agreement for 2014 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed July 30, 2014). †

10.18
Form of Performance Share Unit Agreement for 2015 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed August 5, 2015). †

10.19
Form of Performance Share Unit Agreement for 2016 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed May 4, 2016). †

10.20	Form of Performance Share Unit Agreement for 2017 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan. †*
10.21
Piper Jaffray Companies Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective May 4, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed August 5, 2016). †

10.22	Summary of Non-Employee Director Compensation Program. †*
10.23	Form of Notice Period Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007). †
10.24
Amended and Restated Loan Agreement dated December 28, 2012, between Piper Jaffray & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed February 27, 2013).

10.25
First Amendment to Amended and Restated Loan Agreement, dated December 28, 2013, between Piper Jaffray & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed February 28, 2014).

10.26
Second Amendment to Amended and Restated Loan Agreement, dated December 19, 2014, between Piper Jaffray & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed February 26, 2015).

10.27
Third Amendment to Amended and Restated Loan Agreement, dated December 18, 2015, between Piper Jaffray & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 25, 2016).

10.28	Fourth Amendment to Amended and Restated Loan Agreement, dated December 17, 2016, between Piper Jaffray & Co. and U.S. Bank National Association. *
10.29
Amended and Restated Note Purchase Agreement dated June 2, 2014 among Piper Jaffray Companies, Piper Jaffray & Co. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed June 5, 2014).

10.30
Second Amended and Restated Note Purchase Agreement dated October 8, 2015 among Piper Jaffray Companies, Piper Jaffray & Co., and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 13, 2015).

10.31	Compensation Arrangement with M. Brad Winges (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed February 27, 2013). †
10.32
Restricted Limited Partnership Interest Agreement dated February 23, 2015, by and between Piper Jaffray Investment Management LLC and M. Brad Winges (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed February 26, 2015). †

10.33
Advisory Research, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed February 28, 2014). †

10.34	Piper Jaffray Companies Amended and Restated Mutual Fund Restricted Share Investment Plan, effective as of December 13, 2016. † *
10.35
Form of Mutual Fund Restricted Share Agreement for Employee Grants in 2012 and 2013 (related to performance in 2011 and 2012, respectively) (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 27, 2012). †

Exhibit
Number	Description

10.36
Form of Mutual Fund Restricted Share Agreement for Employee Grants in 2014 (related to performance in 2013) (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed February 28, 2014). †

10.37
Form of Mutual Fund Restricted Share Agreement for Employee Grants in 2015 (related to performance in 2014) (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed February 26, 2015). †

10.38
Form of Mutual Fund Restricted Share Agreement for California-based Employee Grants in 2015 (related to performance in 2014) (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed February 26, 2015). †

10.39
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2016 (related to performance in 2015) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 25, 2016). †

10.40
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for California-based Employee Grants in 2016 (related to performance in 2015) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 25, 2016). †

10.41
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2017 (related to performance in 2016) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan.†*

10.42
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for California-based Employee Grants in 2017 (related to performance in 2016) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan.†*

10.43	Piper Jaffray Companies 2016 Employment Inducement Award Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8, filed February 25, 2016). †
10.44
Form of Restricted Stock Agreement for grants under the Piper Jaffray Companies 2016 Employment Inducement Award Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8, filed February 25, 2016). †

10.45
Consulting Agreement for Services of Independent Contractor dated November 16, 2015 by and between Piper Jaffray & Co. and Michael E. Frazier (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed May 4, 2016). †

10.46
Restricted Stock Agreement dated November 16, 2015 by and between Piper Jaffray Companies and Michael E. Frazier (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed May 4, 2016). †

21.1	Subsidiaries of Piper Jaffray Companies *
23.1	Consent of Ernst & Young LLP *
24.1	Power of Attorney *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (v) the notes to the Consolidated Financial Statements.

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

ITEM 16.     FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2017.

PIPER JAFFRAY COMPANIES

By	/s/ Andrew S. Duff
Its	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2017.

SIGNATURE	TITLE

/s/ Andrew S. Duff	Chairman and Chief Executive Officer
Andrew S. Duff	(Principal Executive Officer)

/s/ Debbra L. Schoneman	Chief Financial Officer
Debbra L. Schoneman	(Principal Financial and Accounting Officer)

/s/ William R. Fitzgerald	Director
William R. Fitzgerald

/s/ Michael E. Frazier	Director
Michael E. Frazier

/s/ B. Kristine Johnson	Director
B. Kristine Johnson

/s/ Addison L. Piper	Director
Addison L. Piper

/s/ Sherry M. Smith	Director
Sherry M. Smith

/s/ Philip E. Soran	Director
Philip E. Soran

/s/ Scott C. Taylor	Director
Scott C. Taylor

/s/ Michele Volpi	Director
Michele Volpi

Exhibit Index

Exhibit
Number	Description

2.1
Separation and Distribution Agreement dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 8, 2004). #

2.2
Securities Purchase Agreement dated November 16, 2015 among Piper Jaffray Companies, Piper Jaffray & Co., Simmons & Company International, SCI JV LP, SCI GP, LLC, and Simmons & Company International Holdings LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed November 17, 2015). #

2.3
First Amendment to Securities Purchase Agreement dated February 25, 2016 among Piper Jaffray Companies, Piper Jaffray & Co., Simmons & Company International, SCI JV LP, SCI GP, LLC, and Simmons & Company International Holdings LLC (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed May 4, 2016). #

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed August 3, 2007).
3.2	Amended and Restated Bylaws (as of August 5, 2016) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed August 5, 2016).
4.1
Form of Specimen Certificate for Piper Jaffray Companies Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 25, 2016).

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

10.10
Form of Restricted Stock Agreement for California-based Employee Grants in 2015 (related to 2014 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed February 26, 2015). †

10.11
Form of Stock Option Agreement for Employee Grants in 2004 and 2005 (related to 2003 and 2004 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 4, 2004). †

10.12
Form of Stock Option Agreement for Employee Grants in 2006 (related to 2005 performance) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 1, 2006). †

10.13
Form of Stock Option Agreement for Employee Grants in 2007 and 2008 (related to 2006 and 2007 performance, respectively) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007). †

10.14
Form of Stock Option Agreement for Non-Employee Director Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 4, 2004). †

10.15
Form of Performance Share Unit Agreement for 2012 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, filed August 2, 2012). †

10.16
Form of Performance Share Unit Agreement for 2013 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed July 31, 2013). †

10.17
Form of Performance Share Unit Agreement for 2014 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed July 30, 2014). †

10.18
Form of Performance Share Unit Agreement for 2015 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed August 5, 2015). †

10.19
Form of Performance Share Unit Agreement for 2016 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed May 4, 2016). †

10.20	Form of Performance Share Unit Agreement for 2017 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan. †*
10.21
Piper Jaffray Companies Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective May 4, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed August 5, 2016). †

10.22	Summary of Non-Employee Director Compensation Program. †*
10.23	Form of Notice Period Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007). †
10.24
Amended and Restated Loan Agreement dated December 28, 2012, between Piper Jaffray & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed February 27, 2013).

10.25
First Amendment to Amended and Restated Loan Agreement, dated December 28, 2013, between Piper Jaffray & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed February 28, 2014).

10.26
Second Amendment to Amended and Restated Loan Agreement, dated December 19, 2014, between Piper Jaffray & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed February 26, 2015).

Exhibit
Number	Description

10.27
Third Amendment to Amended and Restated Loan Agreement, dated December 18, 2015, between Piper Jaffray & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 25, 2016).

10.28	Fourth Amendment to Amended and Restated Loan Agreement, dated December 17, 2016, between Piper Jaffray & Co. and U.S. Bank National Association. *
10.29
Amended and Restated Note Purchase Agreement dated June 2, 2014 among Piper Jaffray Companies, Piper Jaffray & Co. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed June 5, 2014).

10.30
Second Amended and Restated Note Purchase Agreement dated October 8, 2015 among Piper Jaffray Companies, Piper Jaffray & Co., and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 13, 2015).

10.31	Compensation Arrangement with M. Brad Winges (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed February 27, 2013). †
10.32
Restricted Limited Partnership Interest Agreement dated February 23, 2015, by and between Piper Jaffray Investment Management LLC and M. Brad Winges (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed February 26, 2015). †

10.33
Advisory Research, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed February 28, 2014). †

10.34	Piper Jaffray Companies Amended and Restated Mutual Fund Restricted Share Investment Plan, effective as of December 13, 2016. † *
10.35
Form of Mutual Fund Restricted Share Agreement for Employee Grants in 2012 and 2013 (related to performance in 2011 and 2012, respectively) (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 27, 2012). †

10.36
Form of Mutual Fund Restricted Share Agreement for Employee Grants in 2014 (related to performance in 2013) (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed February 28, 2014). †

10.37
Form of Mutual Fund Restricted Share Agreement for Employee Grants in 2015 (related to performance in 2014) (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed February 26, 2015). †

10.38
Form of Mutual Fund Restricted Share Agreement for California-based Employee Grants in 2015 (related to performance in 2014) (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed February 26, 2015). †

10.39
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2016 (related to performance in 2015) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 25, 2016). †

10.40
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for California-based Employee Grants in 2016 (related to performance in 2015) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 25, 2016). †

10.41
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2017 (related to performance in 2016) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan.†*

10.42
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for California-based Employee Grants in 2017 (related to performance in 2016) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan.†*

10.43	Piper Jaffray Companies 2016 Employment Inducement Award Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8, filed February 25, 2016). †
10.44
Form of Restricted Stock Agreement for grants under the Piper Jaffray Companies 2016 Employment Inducement Award Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8, filed February 25, 2016). †

10.45
Consulting Agreement for Services of Independent Contractor dated November 16, 2015 by and between Piper Jaffray & Co. and Michael E. Frazier (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed May 4, 2016). †

Exhibit
Number	Description

10.46
Restricted Stock Agreement dated November 16, 2015 by and between Piper Jaffray Companies and Michael E. Frazier (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed May 4, 2016). †

21.1	Subsidiaries of Piper Jaffray Companies *
23.1	Consent of Ernst & Young LLP *
24.1	Power of Attorney *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (v) the notes to the Consolidated Financial Statements.

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