Form 10-Q
period 2017-03-31
PIPER JAFFRAY COMPANIES
filed 2017-05-09
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☑

As of May 3, 2017, the registrant had 15,052,049 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.
Piper Jaffray Companies
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2017	2016
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$18,879	$41,359
Cash and cash equivalents segregated for regulatory purposes	53,022	29,015
Receivables:
Customers	23,488	31,917
Brokers, dealers and clearing organizations	194,286	212,730
Securities purchased under agreements to resell	227,011	159,697

Financial instruments and other inventory positions owned	567,210	464,610
Financial instruments and other inventory positions owned and pledged as collateral	451,083	594,361
Total financial instruments and other inventory positions owned	1,018,293	1,058,971

Fixed assets (net of accumulated depreciation and amortization of $57,859 and $58,308, respectively)	25,402	25,343
Goodwill	196,218	196,218
Intangible assets (net of accumulated amortization of $73,839 and $70,017, respectively)	33,412	37,234
Investments	159,675	168,057
Other assets	163,471	164,962
Total assets	$2,113,157	$2,125,503

Liabilities and Shareholders’ Equity
Short-term financing	$297,146	$418,832
Senior notes	175,000	175,000
Payables:
Customers	41,594	29,352
Brokers, dealers and clearing organizations	204,063	40,842
Securities sold under agreements to repurchase	10,457	15,046
Financial instruments and other inventory positions sold, but not yet purchased	404,539	299,357
Accrued compensation	117,821	288,255
Other liabilities and accrued expenses	40,581	42,553
Total liabilities	1,291,201	1,309,237

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at March 31, 2017 and December 31, 2016;
Shares issued: 19,509,951 at March 31, 2017 and 19,535,307 at December 31, 2016;
Shares outstanding: 12,784,865 at March 31, 2017 and 12,391,970 at December 31, 2016	195	195
Additional paid-in capital	784,739	788,927
Retained earnings	272,706	257,188
Less common stock held in treasury, at cost: 6,725,086 at March 31, 2017 and 7,143,337 shares at December 31, 2016	(277,099)	(284,461)
Accumulated other comprehensive loss	(2,376)	(2,599)
Total common shareholders’ equity	778,165	759,250

Noncontrolling interests	43,791	57,016
Total shareholders’ equity	821,956	816,266

Total liabilities and shareholders’ equity	$2,113,157	$2,125,503
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2017	2016
Revenues:
Investment banking	$132,250	$103,938
Institutional brokerage	39,136	32,049
Asset management	16,007	13,848
Interest	7,719	8,829
Investment income	10,375	937

Total revenues	205,487	159,601

Interest expense	4,958	6,045

Net revenues	200,529	153,556

Non-interest expenses:
Compensation and benefits	134,378	104,436
Outside services	10,328	8,451
Occupancy and equipment	8,462	7,718
Communications	7,616	7,330
Marketing and business development	7,547	7,004
Trade execution and clearance	1,811	1,762
Restructuring and integration costs	—	6,773
Intangible asset amortization expense	3,822	3,296
Back office conversion costs	866	—
Other operating expenses	2,890	3,344

Total non-interest expenses	177,720	150,114

Income before income tax expense/(benefit)	22,809	3,442

Income tax expense/(benefit)	(395)	256

Net income	23,204	3,186

Net income applicable to noncontrolling interests	2,929	749

Net income applicable to Piper Jaffray Companies	$20,275	$2,437

Net income applicable to Piper Jaffray Companies’ common shareholders	$16,828	$2,124

Earnings per common share
Basic	$1.33	$0.16
Diluted	$1.31	$0.16

Dividends declared per common share	$0.31	$—

Weighted average number of common shares outstanding
Basic	12,594	13,160
Diluted	12,922	13,172

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands)	2017	2016
Net income	$23,204	$3,186

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	223	(403)

Comprehensive income	23,427	2,783

Comprehensive income applicable to noncontrolling interests	2,929	749

Comprehensive income applicable to Piper Jaffray Companies	$20,498	$2,034

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016

Operating Activities:
Net income	$23,204	$3,186
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	1,703	1,458
Deferred income taxes	13,916	6,436
Stock-based and deferred compensation	4,676	10,064
Amortization of intangible assets	3,822	3,296
Amortization of forgivable loans	1,820	2,051
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	(24,007)	33,980
Receivables:
Customers	8,428	12,748
Brokers, dealers and clearing organizations	18,444	(36,899)
Securities purchased under agreements to resell	(71,423)	17,899
Net financial instruments and other inventory positions owned	145,860	(85,486)
Investments	8,382	(12,878)
Other assets	(14,170)	(12,732)
Increase/(decrease) in operating liabilities:
Payables:
Customers	12,242	7,277
Brokers, dealers and clearing organizations	163,221	122,800
Securities sold under agreements to repurchase	(480)	2,809
Accrued compensation	(153,843)	(133,238)
Other liabilities and accrued expenses	(1,993)	(17,075)

Net cash provided by/(used in) operating activities	139,802	(74,304)

Investing Activities:
Business acquisitions, net of cash acquired	—	(70,230)
Purchases of fixed assets, net	(1,756)	(1,331)

Net cash used in investing activities	(1,756)	(71,561)

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Cash Flows – Continued
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016

Financing Activities:
Increase/(decrease) in short-term financing	$(121,686)	$12,853
Increase in securities sold under agreements to repurchase	—	5,416
Payment of cash dividend	(4,746)	—
Increase/(decrease) in noncontrolling interests	(16,154)	7,262
Repurchase of common stock	(19,788)	(19,445)
Reduced tax benefit from stock-based compensation	—	(895)
Proceeds from stock option exercises	1,703	—

Net cash provided by/(used in) financing activities	(160,671)	5,191

Currency adjustment:
Effect of exchange rate changes on cash	145	(96)

Net decrease in cash and cash equivalents	(22,480)	(140,770)

Cash and cash equivalents at beginning of period	41,359	189,910

Cash and cash equivalents at end of period	$18,879	$49,140

Supplemental disclosure of cash flow information –
Cash paid during the period for:
Interest	$4,464	$6,067
Income taxes	$7,710	$19,827

Non-cash investing activities –
Issuance of common stock related to the acquisition of Simmons & Company International:
25,525 shares for the three months ended March 31, 2016	$—	$1,074

Non-cash financing activities –
Issuance of restricted common stock for annual equity award:
198,981 shares and 843,889 shares for the three months ended March 31, 2017 and 2016, respectively	$16,187	$35,089

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 Organization and Basis of Presentation

Organization

Piper Jaffray Companies is the parent company of Piper Jaffray & Co. ("Piper Jaffray"), a securities broker dealer and investment banking firm; Piper Jaffray Ltd., a firm providing securities brokerage and mergers and acquisitions services in Europe headquartered in London, England; Simmons & Company International Limited ("SCIL"), a firm providing mergers and acquisitions services to the energy industry headquartered in Aberdeen, Scotland; Advisory Research, Inc. ("ARI"), which provides asset management services to separately managed accounts, closed-end and open-end funds and partnerships; Piper Jaffray Investment Group Inc., which consists of entities providing alternative asset management services; Piper Jaffray Financial Products Inc. and Piper Jaffray Financial Products II Inc., entities that facilitate derivative transactions; and other immaterial subsidiaries. Piper Jaffray Companies and its subsidiaries (collectively, the "Company") operate in two reporting segments: Capital Markets and Asset Management. A summary of the activities of each of the Company’s business segments is as follows:

Capital Markets

The Capital Markets segment provides investment banking services and institutional sales, trading and research services. Investment banking services include management of and participation in underwritings, financial advisory services and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Also, the Company generates revenue through strategic trading and investing activities, which focus on investments in municipal bonds, U.S. government agency securities, and merchant banking activities involving equity or debt investments in late stage private companies. The Company has created alternative asset management funds in merchant banking, energy and senior living in order to invest firm capital and to manage capital from outside investors. The Company receives management and performance fees for managing these funds.

Asset Management

The Asset Management segment provides traditional asset management services with product offerings in equity securities and master limited partnerships to institutions and individuals. Revenues are generated in the form of management and performance fees. Revenues are also generated through investments in the partnerships and funds that the Company manages.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Pursuant to this guidance, certain information and disclosures have been omitted that are included within complete annual financial statements. Except as disclosed herein, there have been no material changes in the information reported in the financial statements and related disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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
Notes to the Consolidated Financial Statements
(Unaudited)

Note 2 Accounting Policies and Pronouncements

Summary of Significant Accounting Policies

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for a full description of the Company's significant accounting policies. Changes to the Company's significant accounting policies are described below.

Stock-Based Compensation

Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 718, "Compensation — Stock Compensation," ("ASC 718") requires all stock-based compensation to be expensed on the consolidated statements of operations based on the grant date fair value of the award. Compensation expense related to stock-based awards that do not require future service are recognized in the year in which the awards were deemed to be earned. Stock-based awards that require future service are amortized over the relevant service period. Forfeitures of awards with service conditions are accounted for when they occur. See Note 16 for additional information on the Company's accounting for stock-based compensation.

Adoption of New Accounting Standards

Stock-Based Compensation

In March 2016, the FASB issued Accounting Standard Update ("ASU") No. 2016-09, "Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 made targeted amendments to the accounting for share-based payments to employees. It became effective for the Company as of January 1, 2017. There was no impact to the Company’s retained earnings upon adoption of ASU 2016-09.

Under ASU 2016-09, the Company recognizes the income tax effects of stock awards in the income statement when the awards vest or are settled. In the first quarter of 2017, this accounting change resulted in the recording of a $7.0 million tax benefit for stock awards vesting during the period. Prior to the adoption of this ASU, this amount would have been recorded directly to additional paid-in capital. In addition, the Company has elected to account for forfeitures of awards with service conditions as they occur. This will result in dividends originally charged against retained earnings for forfeited, unvested stock-based payment awards to be reclassified to compensation expense in the period in which the forfeiture occurs. Furthermore, tax impacts from the vesting of stock-based compensation are presented as an operating activity on the consolidated statements of cash flows on a prospective basis.

Future Adoption of New Applicable Accounting Standards

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09") which supersedes current revenue recognition guidance, including most industry-specific guidance. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services, and also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue that is recognized. The FASB has subsequently issued various ASUs which amend specific areas of guidance in ASU 2014-09. The Company’s implementation efforts include the identification of revenue within the scope of the guidance, and the potential impact on its consolidated results of operations and disclosures. The current broker dealer industry treatment of netting deal expenses with investment banking revenues, the timing of performance fee recognition related to consolidated alternative asset management entities, and fees received for equity research may be impacted by the new guidance. The Company is also evaluating whether certain asset management contract costs can be capitalized on the consolidated statements of financial position. The Company will adopt this guidance effective as of January 1, 2018. The two permitted transition methods under ASU 2014-09 are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, under which the cumulative effect of applying the standard would be recognized at the date of initial application. The Company is in the process of determining its method of adoption, which depends, in part, upon the completion of further analysis.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The amendments in ASU 2016-15 are effective for annual and interim periods beginning after December 31, 2017 and should be applied retrospectively. Early adoption is permitted. The Company expects that only a limited number of amendments will impact the presentation of its consolidated statements of cash flows.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 3 Acquisition of Simmons & Company International

On February 26, 2016, the Company completed the acquisition of Simmons & Company International ("Simmons"), an employee-owned investment bank and broker dealer focused on the energy industry. The economic value of the acquisition was approximately $140.0 million.

The Company acquired net assets with a fair value of $119.3 million. As part of the purchase price, the Company issued 1,149,340 restricted shares valued at $48.2 million as equity consideration on the acquisition date. Employees must fulfill service requirements in exchange for the rights to the shares. Compensation expense will be amortized on a straight-line basis over the requisite service period of one or three years (a weighted average service period of 2.7 years). The fair value of the restricted stock was determined using the market price of the Company's common stock on the date of the acquisition.

The Company also entered into acquisition-related compensation arrangements with certain employees of $20.6 million which consisted of cash ($9.0 million) and restricted stock ($11.6 million) for retention purposes. Compensation expense related to these arrangements will be amortized on a straight-line basis over the requisite service period of three years. Additional cash compensation may be available to certain investment banking employees subject to exceeding an investment banking revenue threshold during the three year post-acquisition period to the extent they are employed by the Company at the time of payment. Amounts estimated to be payable related to this performance award plan will be recorded as compensation expense on the consolidated statements of operations over the requisite performance period of three years. As of March 31, 2017, the Company had accrued $5.6 million related to this performance award plan.

The acquisition was accounted for pursuant to FASB Accounting Standards Codification Topic 805, "Business Combinations." Accordingly, the purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the net assets acquired was allocated between goodwill and intangible assets within the Capital Markets segment. The Company recorded $60.7 million of goodwill on its consolidated statements of financial condition, of which $59.4 million is expected to be deductible for income tax purposes. In management's opinion, the goodwill represents the reputation and operating expertise of Simmons.

Identifiable intangible assets purchased by the Company consisted of customer relationships and the Simmons trade name with acquisition-date fair values of $17.5 million and $9.1 million, respectively. Transaction costs of $0.5 million were incurred for the three months ended March 31, 2016, and are included in restructuring and integration costs on the consolidated statements of operations.

Simmons’ results of operations have been included in the Company's consolidated financial statements prospectively beginning on the date of acquisition. The acquisition has been fully integrated with the Company's existing operations. Accordingly, post-acquisition revenues and net income are not discernible. The following unaudited pro forma financial data assumes the acquisition had occurred on January 1, 2015, the beginning of the prior annual period in which the acquisition occurred. Pro forma results have been prepared by adjusting the Company's historical results to include Simmons' results of operations adjusted for the following changes: amortization expense was adjusted to account for the acquisition-date fair value of intangible assets; compensation and benefits expenses were adjusted to reflect such expenses based on the Company’s compensation arrangements and the restricted stock issued as equity consideration; and the income tax effect of applying the Company's statutory tax rates to Simmons’ results of operations. The Company's unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable period presented, does not contemplate anticipated operational efficiencies of the combined entities, nor does it indicate the results of operations in future periods.

Three Months Ended
(Dollars in thousands)	March 31, 2016
Net revenues	$161,353
Net loss applicable to Piper Jaffray Companies	(656)

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 4 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$45,160	$6,363
Convertible securities	53,781	103,486
Fixed income securities	36,882	21,018
Municipal securities:
Taxable securities	66,284	63,090
Tax-exempt securities	380,799	559,329
Short-term securities	62,163	35,175
Mortgage-backed securities	5,492	5,638
U.S. government agency securities	342,669	205,685
U.S. government securities	521	29,970
Derivative contracts	24,542	29,217
Total financial instruments and other inventory positions owned	1,018,293	1,058,971

Less noncontrolling interests (1)	—	(57,700)
	$1,018,293	$1,001,271

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$81,707	$89,453
Fixed income securities	22,508	17,324
U.S. government agency securities	21,790	6,723
U.S. government securities	273,030	180,650
Derivative contracts	5,504	5,207
Total financial instruments and other inventory positions sold, but not yet purchased	404,539	299,357

Less noncontrolling interests (2)	—	(631)
	$404,539	$298,726

(1)
Noncontrolling interests attributable to third party ownership in a consolidated municipal bond fund consist of $1.3 million of taxable municipal securities, $55.2 million of tax-exempt municipal securities, and $1.2 million of derivative contracts as of December 31, 2016.

(2)	Noncontrolling interests attributable to third party ownership in a consolidated municipal bond fund consist of U.S. government securities as of December 31, 2016.

At March 31, 2017 and December 31, 2016, financial instruments and other inventory positions owned in the amount of $451.1 million and $594.4 million, respectively, had been pledged as collateral for short-term financings and repurchase agreements.

Financial instruments and other inventory positions sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. The Company is obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected on the consolidated statements of financial condition. The Company economically hedges changes in the market value of its financial instruments and other inventory positions owned using inventory positions sold, but not yet purchased, interest rate derivatives, credit default swap index contracts, U.S. treasury bond futures and exchange traded options.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Derivative Contract Financial Instruments

The Company uses interest rate swaps, interest rate locks, credit default swap index contracts, U.S. treasury bond futures and equity option contracts as a means to manage risk in certain inventory positions. The Company also enters into interest rate swaps to facilitate customer transactions. The following describes the Company’s derivatives by the type of transaction or security the instruments are economically hedging.

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

Trading securities derivatives: The Company enters into interest rate derivative contracts and uses U.S. treasury bond futures to hedge interest rate and market value risks associated with its fixed income securities. These instruments use interest rates based upon either the Municipal Market Data ("MMD") index, LIBOR or the SIFMA index. The Company also enters into credit default swap index contracts to hedge credit risk associated with its taxable fixed income securities and option contracts to hedge market value risk associated with its convertible securities.

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

	March 31, 2017			December 31, 2016
(Dollars in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$276,781	$261,052	$3,314,630	$288,955	$272,819	$3,330,207
Trading securities	1,633	4,011	402,650	13,952	1,707	423,550
Credit default swap index
Trading securities	—	—	—	—	127	7,470
	$278,414	$265,063	$3,717,280	$302,907	$274,653	$3,761,227

(1)	Derivative assets are included within financial instruments and other inventory positions owned on the consolidated statements of financial condition.

(2)	Derivative liabilities are included within financial instruments and other inventory positions sold, but not yet purchased on the consolidated statements of financial condition.

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

		Three Months Ended
(Dollars in thousands)		March 31,
Derivative Category	Operations Category	2017	2016
Interest rate derivative contract	Investment banking	$(292)	$(1,172)
Interest rate derivative contract	Institutional brokerage	(14,738)	1,744
Credit default swap index contract	Institutional brokerage	255	389
Futures and equity option derivative contracts	Institutional brokerage	—	29
		$(14,775)	$990

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company’s financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company’s derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of March 31, 2017, the Company had $22.1 million of uncollateralized credit exposure with these counterparties (notional contract amount of $183.1 million), including $15.1 million of uncollateralized credit exposure with one counterparty.

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

U.S. government agency securities – U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities and are categorized as Level II. Mortgage bonds include bonds secured by mortgages, mortgage pass-through securities, agency collateralized mortgage-obligation ("CMO") securities and agency interest-only securities. Mortgage pass-through securities, CMO securities and interest-only securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore are generally categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields ranging from 187-573 basis points ("bps") on spreads over U.S. treasury securities, or models based upon prepayment expectations ranging from 0%-21% conditional prepayment rate ("CPR"). These securities are categorized as Level II.

U.S. government securities – U.S. government securities include highly liquid U.S. treasury securities which are generally valued using quoted market prices and therefore categorized as Level I. The Company does not transact in securities of countries other than the U.S. government.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Derivatives – Derivative contracts include interest rate swaps, interest rate locks, credit default swap index contracts, U.S. treasury bond futures and equity option contracts. These instruments derive their value from underlying assets, reference rates, indices or a combination of these factors. The Company's equity option derivative contracts are valued based on quoted prices from the exchange for identical assets or liabilities as of the period-end date. To the extent these contracts are actively traded and valuation adjustments are not applied, they are categorized as Level I. The Company’s credit default swap index contracts are valued using market price quotations and are classified as Level II. The majority of the Company’s interest rate derivative contracts, including both interest rate swaps and interest rate locks, are valued using market standard pricing models based on the net present value of estimated future cash flows. The valuation models used do not involve material subjectivity as the methodologies do not entail significant judgment and the pricing inputs are market observable, including contractual terms, yield curves and measures of volatility. These instruments are classified as Level II within the fair value hierarchy. Certain interest rate locks transact in less active markets and were valued using valuation models that included the previously mentioned observable inputs and certain unobservable inputs that required significant judgment, such as the premium over the MMD curve. These instruments are classified as Level III.

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

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking and other investments at inception to reflect economic events in earnings on a timely basis. Merchant banking and other equity investments of $13.1 million and $19.7 million, included within investments on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets at March 31, 2017 and December 31, 2016, respectively. The realized and unrealized net gains from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were $0.5 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level III financial instruments as of March 31, 2017:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	Discounted cash flow	Expected recovery rate (% of par) (2)	5 - 60%	19.4%
Short-term securities	Discounted cash flow	Expected recovery rate (% of par) (2)	66 - 94%	91.0%
Mortgage-backed securities:
Collateralized by residential mortgages	Discounted cash flow	Credit default rates (3)	0 - 6%	0.9%
		Prepayment rates (4)	1 - 35%	17.4%
		Loss severity (3)	0 - 100%	21.6%
		Valuation yields (3)	0 - 7%	4.8%
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	2 - 5 bps	3.4 bps
Investments at fair value:
Equity securities in private companies	Market approach	Revenue multiple (2)	2 - 5 times	4.1 times
		EBITDA multiple (2)	10 - 15 times	12.2 times

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	1 - 49 bps	13.3 bps
Sensitivity of the fair value to changes in unobservable inputs:

(1)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly lower/(higher) fair value measurement.

(2)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly higher/(lower) fair value measurement.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company’s financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of March 31, 2017:

					Counterparty
					and Cash
					Collateral
(Dollars in thousands)	Level I	Level II	Level III		Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$524	$44,636	$—		$—	$45,160
Convertible securities	—	53,781	—		—	53,781
Fixed income securities	—	36,882	—		—	36,882
Municipal securities:
Taxable securities	—	66,284	—		—	66,284
Tax-exempt securities	—	379,682	1,117		—	380,799
Short-term securities	—	61,419	744		—	62,163
Mortgage-backed securities	—	—	5,492		—	5,492
U.S. government agency securities	—	342,669	—		—	342,669
U.S. government securities	521	—	—		—	521
Derivative contracts	—	276,781	1,633		(253,872)	24,542
Total financial instruments and other inventory positions owned	1,045	1,262,134	8,986		(253,872)	1,018,293

Cash equivalents	1,058	—	—		—	1,058

Investments at fair value	37,087	—	110,693	(2)	—	147,780
Total assets	$39,190	$1,262,134	$119,679		$(253,872)	$1,167,131

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$80,795	$912	$—		$—	$81,707
Fixed income securities	—	22,508	—		—	22,508
U.S. government agency securities	—	21,790	—		—	21,790
U.S. government securities	273,030	—	—		—	273,030
Derivative contracts	—	261,157	3,906		(259,559)	5,504
Total financial instruments and other inventory positions sold, but not yet purchased	$353,825	$306,367	$3,906		$(259,559)	$404,539

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

(2)	Noncontrolling interests of $40.2 million are attributable to third party ownership in consolidated merchant banking and senior living funds.

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

The Company’s Level III assets were $119.7 million and $147.1 million, or 10.3 percent and 12.1 percent of financial instruments measured at fair value at March 31, 2017 and December 31, 2016, respectively. The value of transfers between levels are recognized at the beginning of the reporting period. There were no significant transfers between Level I, Level II or Level III for the three months ended March 31, 2017.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	March 31,	March 31,
(Dollars in thousands)	2016	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2017	2017 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Taxable securities	$2,686	$—	$(2,703)	$—	$—	$716	$(699)	$—	$—
Tax-exempt securities	1,077	—	—	—	—	—	40	1,117	40
Short-term securities	744	—	—	—	—	—	—	744	—
Mortgage-backed securities	5,365	996	(790)	—	—	314	(393)	5,492	(71)
Derivative contracts	13,952	240	(10,885)	—	—	10,645	(12,319)	1,633	(347)
Total financial instruments and other inventory positions owned	23,824	1,236	(14,378)	—	—	11,675	(13,371)	8,986	(378)

Investments at fair value	123,319	6,587	(24,469)	—	—	8,656	(3,400)	110,693	6,493
Total assets	$147,143	$7,823	$(38,847)	$—	$—	$20,331	$(16,771)	$119,679	$6,115

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$1,487	$(719)	$—	$—	$—	$719	$2,419	$3,906	$3,061
Total financial instruments and other inventory positions sold, but not yet purchased	$1,487	$(719)	$—	$—	$—	$719	$2,419	$3,906	$3,061

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	March 31,	March 31,
(Dollars in thousands)	2015	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2016	2016 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Taxable securities	$5,816	$—	$(611)	$—	$(5,216)	$11	$—	$—	$—
Tax-exempt securities	1,177	—	—	—	—	—	—	1,177	—
Short-term securities	720	—	—	—	—	—	28	748	28
Mortgage-backed securities	121,124	26,519	(27,213)	—	—	1,067	(3,606)	117,891	(730)
Derivative contracts	—	—	—	—	—	—	5	5	5
Total financial instruments and other inventory positions owned	128,837	26,519	(27,824)	—	(5,216)	1,078	(3,573)	119,821	(697)

Investments at fair value	109,444	14,131	—	—	(9,088)	—	2,354	116,841	2,354
Total assets	$238,281	$40,650	$(27,824)	$—	$(14,304)	$1,078	$(1,219)	$236,662	$1,657

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$7,148	$—	$(9,882)	$—	$—	$9,882	$(1,740)	$5,408	$4,534
Total financial instruments and other inventory positions sold, but not yet purchased	$7,148	$—	$(9,882)	$—	$—	$9,882	$(1,740)	$5,408	$4,534

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 6 Variable Interest Entities ("VIEs")

The Company has investments in and/or acts as the managing partner of various partnerships, limited liability companies, and registered mutual funds. These entities were established for the purpose of investing in securities of public or private companies, or municipal debt obligations, or providing financing to senior living facilities, and were initially financed through the capital commitments or seed investments of the members.

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

Consolidated VIEs

The Company’s consolidated VIEs at March 31, 2017 include certain alternative asset management funds in which the Company has an investment and, as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.

The following table presents information about the carrying value of the assets and liabilities of the VIEs which are consolidated by the Company and included on the consolidated statements of financial condition at March 31, 2017. The assets can only be used to settle the liabilities of the respective VIE, and the creditors of the VIEs do not have recourse to the general credit of the Company. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities are eliminated in consolidation.

Alternative Asset
(Dollars in thousands)	Management Funds
Assets:
Receivables from brokers, dealers and clearing organizations	$59,509
Financial instruments and other inventory positions owned and pledged as collateral	194,621
Investments	94,082
Other assets	6,584
Total assets	$354,796

Liabilities:
Short-term financing	$101,281
Payables to brokers, dealers and clearing organizations	106,751
Financial instruments and other inventory positions sold, but not yet purchased	20,051
Other liabilities and accrued expenses	8,785
Total liabilities	$236,868

The Company has investments in a grantor trust which was established as part of a nonqualified deferred compensation plan. The Company is the primary beneficiary of the grantor trust. Accordingly, the assets and liabilities of the grantor trust are consolidated by the Company on the consolidated statements of financial condition. See Note 16 for additional information on the nonqualified deferred compensation plan.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Nonconsolidated VIEs

The Company determined it is not the primary beneficiary of certain VIEs and accordingly does not consolidate them. These VIEs had net assets approximating $0.7 billion and $0.8 billion at March 31, 2017 and December 31, 2016, respectively. The Company’s exposure to loss from these VIEs is $6.6 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at March 31, 2017. The Company had no liabilities related to these VIEs at March 31, 2017 and December 31, 2016, respectively. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of March 31, 2017.

Note 7 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Receivable arising from unsettled securities transactions	$59,509	$132,724
Deposits paid for securities borrowed	38,096	27,573
Receivable from clearing organizations	25,600	3,293
Deposits with clearing organizations	48,636	35,713
Securities failed to deliver	7,494	975
Other	14,951	12,452
Total receivables from brokers, dealers and clearing organizations	$194,286	$212,730

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Payable arising from unsettled securities transactions	$201,114	$13,948
Payable to clearing organizations	25	15,893
Securities failed to receive	1,214	3,043
Other	1,710	7,958
Total payables to brokers, dealers and clearing organizations	$204,063	$40,842

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

In the normal course of business, the Company obtains securities purchased under agreements to resell, securities borrowed and margin agreements on terms that permit it to repledge or resell the securities to others, typically pursuant to repurchase agreements. The Company obtained securities with a fair value of approximately $273.6 million and $192.2 million at March 31, 2017 and December 31, 2016, respectively, of which $260.1 million and $185.2 million, respectively, had been pledged or otherwise transferred to satisfy its commitments under financial instruments and other inventory positions sold, but not yet purchased.

The following is a summary of the Company’s securities sold under agreements to repurchase ("Repurchase Liabilities"), the fair market value of collateral pledged and the interest rate charged by the Company’s counterparty, which is based on LIBOR plus an applicable margin, as of March 31, 2017:

	Repurchase	Fair Market
(Dollars in thousands)	Liabilities	Value	Interest Rate
On demand maturities:
U.S. government agency securities	$5,986	$6,249	1.30 - 1.40%
U.S. government securities	10,457	10,141	0.50%
	$16,443	$16,390

Reverse repurchase agreements, repurchase agreements and securities borrowed and loaned are reported on a net basis by counterparty when a legal right of offset exists. The following table provides information about the offsetting of these instruments and related collateral amounts at March 31, 2017:

		Gross Amount	Net Amounts	Gross Amounts Not Offset
		Offset on the	Presented on the	on the Consolidated Statements
	Gross	Consolidated	Consolidated	of Financial Condition
(Dollars in thousands)	Recognized	Statements of	Statements of	Financial	Collateral	Net
Description	Assets	Financial Condition	Financial Condition	Instruments	Received (1)	Amount
Reverse repurchase agreements	$232,997	$(5,986)	$227,011	$—	$(227,011)	$—
Securities borrowed (3)	38,096	—	38,096	—	(38,096)	—

		Gross Amount	Net Amount	Gross Amount Not Offset
		Offset on the	Presented on the	on the Consolidated Statements
	Gross	Consolidated	Consolidated	of Financial Condition
(Dollars in thousands)	Recognized	Statements of	Statements of	Financial	Collateral	Net
Description	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged (2)	Amount
Repurchase agreements	$16,443	$(5,986)	$10,457	$—	$(10,457)	$—

(1)	Includes securities received by the Company from the counterparty. These securities are not included on the consolidated statements of financial condition unless there is an event of default.

(2)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the consolidated statements of financial condition unless the Company defaults.

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

The Company had no outstanding securities lending arrangements as of March 31, 2017 or December 31, 2016. See Note 4 for information related to the Company's offsetting of derivative contracts.

Note 9 Investments

The Company’s investments include investments in private companies and partnerships, registered mutual funds, warrants of public and private companies and private company debt.

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Investments at fair value	$147,780	$156,102
Investments at cost	2,205	2,755
Investments accounted for under the equity method	9,690	9,200
Total investments	159,675	168,057

Less investments attributable to noncontrolling interests (1)	(40,222)	(45,123)
	$119,453	$122,934

(1)	Noncontrolling interests are attributable to third party ownership in consolidated merchant banking and senior living funds.

At March 31, 2017, investments carried on a cost basis had an estimated fair market value of $3.8 million. Because valuation estimates were based upon management’s judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

Investments accounted for under the equity method include general and limited partnership interests. The carrying value of these investments is based on the investment vehicle’s net asset value. The net assets of investment partnerships consist of investments in both marketable and non-marketable securities. The underlying investments held by such partnerships are valued based on the estimated fair value determined by management in the Company's capacity as general partner or investor and, in the case of investments in unaffiliated investment partnerships, are based on financial statements prepared by the unaffiliated general partners.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 10 Other Assets

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Net deferred income tax assets	$83,917	$97,833
Income tax receivables	20,712	—
Fee receivables	17,107	22,840
Accrued interest receivables	7,669	9,259
Forgivable loans, net	10,707	9,307
Prepaid expenses	5,976	6,363
Secured loan receivables	2,975	6,236
Other	14,408	13,124
Total other assets	$163,471	$164,962

Note 11 Short-Term Financing

	Outstanding Balance		Weighted Average Interest Rate
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)	2017	2016	2017	2016
Commercial paper (secured)	$124,865	$147,021	2.49%	2.12%
Prime broker arrangements	101,281	271,811	1.72%	1.49%
Bank lines (secured)	71,000	—	1.82%	N/A
Total short-term financing	$297,146	$418,832

The Company issues secured commercial paper to fund a portion of its securities inventory. The commercial paper notes ("CP Notes") can be issued with maturities of 27 days to 270 days from the date of issuance. The CP Notes are issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and are secured by different inventory classes. As of March 31, 2017, the weighted average maturity of CP Series A, CP Series II A and CP Series III A was 25 days, 9 days and 15 days, respectively. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin. CP Series III A includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain excess net capital of $120 million.

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

The Company’s committed short-term bank line financing at March 31, 2017 consisted of a one-year $200 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2016. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 16, 2017. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At March 31, 2017, the Company had $46.0 million in advances against this line of credit.

The Company’s uncommitted secured lines at March 31, 2017 totaled $185 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company’s uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. At March 31, 2017, the Company had $25.0 million in advances against these lines of credit.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 12 Senior Notes

The Company has entered into variable and fixed rate senior notes with certain entities advised by Pacific Investment Management Company ("PIMCO"). The following table presents the outstanding balance by note class:

	Outstanding Balance
	March 31,	December 31,
(Dollars in thousands)	2017	2016
Class A Notes	$50,000	$50,000
Class C Notes	125,000	125,000
Total senior notes	$175,000	$175,000

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

The Second Amended and Restated Note Purchase Agreement includes customary events of default and covenants that, among other things, require the Company to maintain a minimum consolidated tangible net worth and regulatory net capital, limit the Company's leverage ratio and require the Company to maintain a minimum ratio of operating cash flow to fixed charges. At March 31, 2017, the Company was in compliance with all covenants.

The senior notes are recorded at amortized cost. As of March 31, 2017, the carrying value of the variable rate Class A Notes approximated fair value. As of March 31, 2017, the fair value of the fixed rate Class C Notes was approximately $126.2 million.

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

The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations and regulatory proceedings. Reasonably possible losses in excess of amounts accrued at March 31, 2017 are not material. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

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

Note 14 Restructuring

The Company incurred the following pre-tax restructuring charges within the Capital Markets segment primarily in conjunction with the Simmons acquisition discussed in Note 3.

Three Months Ended
(Dollars in thousands)	March 31, 2016
Severance, benefits and outplacement costs	$5,401
Contract termination costs	604
Total pre-tax restructuring charges	$6,005

Note 15 Shareholders’ Equity

Share Repurchases

Effective August 14, 2015, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2017. During the three months ended March 31, 2017, the Company repurchased 27,530 shares at an average price of $72.63 per share for an aggregate purchase price of $2.0 million related to this authorization. During the three months ended March 31, 2016, the Company repurchased 351,791 shares at an average price of $35.14 per share for an aggregate purchase price of $12.4 million related to this authorization. The Company has $69.8 million remaining under this authorization.

The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. The Company purchased 230,097 shares and 169,282 shares, or $17.8 million and $7.1 million of the Company’s common stock for this purpose during the three months ended March 31, 2017 and 2016, respectively.

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 16. During the three months ended March 31, 2017 and 2016, the Company issued 650,155 shares and 476,062 shares, respectively, related to these obligations.

Dividends

Beginning in 2017, the Company initiated the payment of a quarterly cash dividend to holders of its common stock. The Company's board of directors determines the declaration and payment of dividends on a quarterly basis, and is free to change the Company's dividend policy at any time.

On February 2, 2017, the board of directors declared a cash dividend of $0.3125 per share that was paid on March 13, 2017 to shareholders of record as of the close of business on February 20, 2017.

On April 27, 2017, the board of directors declared a cash dividend of $0.3125 per share to be paid on June 15, 2017, to shareholders of record as of the close of business on May 26, 2017.

Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders’ proportionate share of the equity in a merchant banking fund of $35.8 million and a senior living fund aggregating $8.0 million as of March 31, 2017. As of December 31, 2016, noncontrolling interests included the minority equity holders’ proportionate share of the equity in a merchant banking fund of $35.0 million, a municipal bond fund with employee investors of $9.2 million and a senior living fund aggregating $12.8 million.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Ownership interests in entities held by parties other than the Company’s common shareholders are presented as noncontrolling interests within shareholders’ equity, separate from the Company’s own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company’s common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the three months ended March 31, 2017 and 2016, respectively.

The following table presents the changes in shareholders' equity for the three months ended March 31, 2017:

	Common	Common		Total
	Shares	Shareholders’	Noncontrolling	Shareholders’
(Amounts in thousands, except share amounts)	Outstanding	Equity	Interests	Equity
Balance at December 31, 2016	12,391,970	$759,250	$57,016	$816,266
Net income	—	20,275	2,929	23,204
Dividends	—	(4,757)	—	(4,757)
Amortization/issuance of restricted stock (1)	—	21,233	—	21,233
Issuance of treasury shares for options exercised	26,149	1,703	—	1,703
Issuance of treasury shares for restricted stock vestings	624,006	—	—	—
Repurchase of common stock through share repurchase program	(27,530)	(1,999)	—	(1,999)
Repurchase of common stock for employee tax withholding	(230,097)	(17,789)	—	(17,789)
Shares reserved/issued for director compensation	367	26	—	26
Other comprehensive income	—	223	—	223
Fund capital distributions, net	—	—	(16,154)	(16,154)
Balance at March 31, 2017	12,784,865	$778,165	$43,791	$821,956

(1)	Includes amortization of restricted stock as part of deal consideration for the acquisition of Simmons. See Note 3 for further discussion.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 16 Compensation Plans

Stock-Based Compensation Plans

The Company maintains two stock-based compensation plans, the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (the "Incentive Plan") and the 2016 Employment Inducement Award Plan (the "Inducement Plan"). The Company’s equity awards are recognized on the consolidated statements of operations at grant date fair value over the service period of the award less forfeitures.

The following table provides a summary of the Company’s outstanding equity awards (in shares or units) as of March 31, 2017:

Incentive Plan
Restricted Stock
Annual grants	926,894
Sign-on grants	276,193
1,203,087
Inducement Plan
Restricted Stock	269,491

Total restricted stock related to compensation	1,472,578

Simmons Deal Consideration (1)	855,929

Total restricted stock outstanding	2,328,507

Incentive Plan
Restricted Stock Units
Leadership grants	410,441

(1)	The Company issued restricted stock with service conditions as part of deal consideration for the acquisition of Simmons. See Note 3 for further discussion.

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company’s employees and directors for up to 8.2 million shares of common stock (0.9 million shares remained available for future issuance under the Incentive Plan as of March 31, 2017). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.

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

2017 Leadership Grant

Restricted stock units granted in 2017 will vest and convert to shares of common stock at the end of the performance period only if the Company satisfies predetermined performance and/or market conditions over the 36-month performance period from January 1, 2017 through December 31, 2019. Under the terms of the award, the number of units that will actually vest and convert to shares will be based on the extent to which the Company achieves specified targets during the performance period. The maximum payout leverage under this grant is 150 percent.

Up to 75 percent of the award can be earned based on the Company achieving certain average adjusted return on equity targets, as defined in the terms of the award agreement. The fair value of this portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The probability that the performance condition will be achieved is reevaluated each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested share units upon termination of employment with a corresponding reversal of compensation expense. As of March 31, 2017, the Company has determined that the performance condition is probable of achieving 50 percent of the grant award.

Up to 75 percent of the award can be earned based on the Company’s total shareholder return relative to members of a predetermined peer group. The market condition must be met for the award to vest and compensation cost will be recognized regardless if the market condition is satisfied. Compensation expense is amortized on a straight-line basis over the 36-month requisite service period. Employees forfeit unvested share units upon termination of employment with a corresponding reversal of compensation expense. For this portion of the award, the fair value on the grant date was determined using a Monte Carlo simulation with the following assumptions:

	Risk-free	Expected Stock
Grant Year	Interest Rate	Price Volatility
2017	1.62%	35.9%

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Because the market condition portion of the award vesting depends on the Company’s total shareholder return relative to a peer group, the valuation modeled the performance of the peer group as well as the correlation between the Company and the peer group. The expected stock price volatility assumption was determined using historical volatility, as correlation coefficients can only be developed through historical volatility. The risk-free interest rate was determined based on the three-year U.S. Treasury bond yield.

Leadership Grants Prior to 2017

Restricted stock units granted prior to 2017 contain market condition criteria and will vest and convert to shares of common stock at the end of each 36-month performance period only if the Company's stock performance satisfies predetermined market conditions over the performance period. Under the terms of the grants, the number of units that will vest and convert to shares will be based on the Company's stock performance achieving specified targets during each performance period. Compensation expense is recognized over each 36-month performance period.

Up to 50 percent of these awards can be earned based on the Company’s total shareholder return relative to members of a predetermined peer group and up to 50 percent of the awards can be earned based on the Company’s total shareholder return. The fair value of the awards on the grant date was determined using a Monte Carlo simulation with the following assumptions:

	Risk-free	Expected Stock
Grant Year	Interest Rate	Price Volatility
2016	0.98%	34.9%
2015	0.90%	29.8%
2014	0.82%	41.3%

The expected stock price volatility assumptions were determined using historical volatility, as correlation coefficients can only be developed through historical volatility. The risk-free interest rates were determined based on three-year U.S. Treasury bond yields.

Stock Options

The Company previously granted options to purchase Piper Jaffray Companies common stock to employees and non-employee directors in fiscal years 2004 through 2008. Employee and director options were expensed by the Company on a straight-line basis over the required service period, based on the estimated fair value of the award on the date of grant using a Black-Scholes option-pricing model. As described above pertaining to the Company’s Annual Grants of restricted shares, stock options granted to employees were expensed in the calendar year preceding the annual February grant date. For example, the Company recognized compensation expense during fiscal 2007 for its February 2008 option grant. The maximum term of the stock options granted to employees and directors was ten years. The Company has not granted stock options since 2008, and all awards have been exercised or expired as of March 31, 2017.

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

Stock-Based Compensation Activity

The Company reduced compensation expense by $0.4 million and recorded compensation expense of $10.0 million for the three months ended March 31, 2017 and 2016, respectively, related to employee restricted stock and restricted stock unit awards. Forfeitures were $1.7 million for the three months ended March 31, 2017 and immaterial for the three months ended March 31, 2016. The tax benefit related to stock-based compensation totaled $5.9 million and $3.9 million for the three months ended March 31, 2017 and 2016, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the Company’s unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2016	2,874,117	$43.12
Granted	203,140	81.35
Vested	(623,520)	45.32
Canceled	(125,230)	42.04
March 31, 2017	2,328,507	$45.92

The following table summarizes the changes in the Company’s unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2016	374,460	$21.63
Granted	35,981	84.10
Vested	—	—
Canceled	—	—
March 31, 2017	410,441	$27.11

As of March 31, 2017, there was $39.1 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes the changes in the Company’s outstanding stock options:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2016	30,613	$65.86	0.3	$203,291
Granted	—	—
Exercised	(26,149)	65.13
Canceled	—	—
Expired	(4,464)	70.13
March 31, 2017	—	$—	0.0	$—

As of March 31, 2017, there was no unrecognized compensation cost related to stock options expected to be recognized over future years. The intrinsic value of options exercised was $0.3 million and the resulting tax benefit realized was $0.1 million for the three months ended March 31, 2017. There were no options exercised during the three months ended March 31, 2016.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Deferred Compensation Plans

The Company maintains various deferred compensation arrangements for employees.

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a percentage of their base salary, commissions and/or cash bonuses. The deferrals vest immediately and are non-forfeitable. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. Investments in the grantor trust, consisting of mutual funds, totaled $28.4 million and $24.4 million as of March 31, 2017 and December 31, 2016, respectively, and are included in investments on the consolidated statements of financial condition. The compensation deferred by the employees is expensed in the period earned. The deferred compensation liability was $28.4 million and $24.5 million as of March 31, 2017 and December 31, 2016, respectively. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

The Piper Jaffray Companies Mutual Fund Restricted Share Investment Plan is a fully funded deferred compensation plan which allows eligible employees to elect to receive a portion of the incentive compensation they would otherwise receive in the form of restricted stock, instead in restricted mutual fund shares ("MFRS Awards") of investment funds. MFRS Awards are awarded to qualifying employees in February of each year, and represent a portion of their compensation for performance in the preceding year similar to the Company's Annual Grants. MFRS Awards vest ratably over three years in equal installments and provide for continued vesting after termination of employment so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreement entered into upon termination. Forfeitures are recorded as a reduction of compensation and benefits expense within the consolidated statements of operations. MFRS Awards are owned by employee recipients (subject to aforementioned vesting restrictions) and as such are not included on the consolidated statements of financial condition.

The Company has also granted MFRS Awards to new employees as a recruiting tool. Employees must fulfill service requirements in exchange for rights to the awards. Compensation expense from these awards are amortized on a straight-line basis over the requisite service period of two to five years.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 17 Earnings Per Share

The Company calculates earnings per share using the two-class method. Basic earnings per common share is computed by dividing net income applicable to Piper Jaffray Companies’ common shareholders by the weighted average number of common shares outstanding for the period. Net income applicable to Piper Jaffray Companies’ common shareholders represents net income applicable to Piper Jaffray Companies reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. All of the Company’s unvested restricted shares are deemed to be participating securities as they are eligible to share in the profits (e.g., receive dividends) of the Company. The Company’s restricted stock units are not participating securities as they are not eligible to receive dividends, or the dividends are forfeitable until vested. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options and restricted stock units.

The computation of earnings per share is as follows:

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2017	2016
Net income applicable to Piper Jaffray Companies	$20,275	$2,437
Earnings allocated to participating securities (1)	(3,447)	(313)
Net income applicable to Piper Jaffray Companies’ common shareholders (2)	$16,828	$2,124

Shares for basic and diluted calculations:
Average shares used in basic computation	12,594	13,160
Stock options	1	12
Restricted stock units	327	—
Average shares used in diluted computation	12,922	13,172

Earnings per common share:
Basic	$1.33	$0.16
Diluted	$1.31	$0.16

(1)
Represents the allocation of earnings to participating securities. Losses are not allocated to participating securities. Participating securities include all of the Company’s unvested restricted shares. The weighted average participating shares outstanding were 2,630,742 and 1,938,759 for the three months ended March 31, 2017 and 2016, respectively.

(2)
Net income applicable to Piper Jaffray Companies’ common shareholders for diluted and basic EPS may differ under the two-class method as a result of adding the effect of the assumed exercise of stock options and restricted stock units to dilutive shares outstanding, which alters the ratio used to allocate earnings to Piper Jaffray Companies’ common shareholders and participating securities for purposes of calculating diluted and basic EPS.

The anti-dilutive effects from stock options and restricted stock units were immaterial for the three months ended March 31, 2017 and 2016, respectively.

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

Reportable segment financial results are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016

Capital Markets
Investment banking
Financing
Equities	$23,382	$6,566
Debt	16,408	15,972
Advisory services	92,882	81,629
Total investment banking	132,672	104,167

Institutional sales and trading
Equities	20,106	19,669
Fixed income	23,240	17,054
Total institutional sales and trading	43,346	36,723

Management and performance fees	1,997	965

Investment income	10,508	2,086

Long-term financing expenses	(2,238)	(2,292)

Net revenues	186,285	141,649

Operating expenses (1)	164,060	138,855

Segment pre-tax operating income	$22,225	$2,794

Segment pre-tax operating margin	11.9%	2.0%

Continued on next page

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016

Asset Management
Management and performance fees
Management fees	$14,010	$12,883
Performance fees	—	—
Total management and performance fees	14,010	12,883

Investment income/(loss)	234	(976)

Net revenues	14,244	11,907

Operating expenses (1)	13,660	11,259

Segment pre-tax operating income	$584	$648

Segment pre-tax operating margin	4.1%	5.4%

Total
Net revenues	$200,529	$153,556

Operating expenses (1)	177,720	150,114

Pre-tax operating income	$22,809	$3,442

Pre-tax operating margin	11.4%	2.2%
(1)Operating expenses include intangible asset amortization expense as set forth in the table below:

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Capital Markets	$2,544	$1,909
Asset Management	1,278	1,387
Total intangible asset amortization expense	$3,822	$3,296

Reportable segment assets are as follows:

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Capital Markets	$1,925,170	$1,934,528
Asset Management	187,987	190,975
	$2,113,157	$2,125,503

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

At March 31, 2017, net capital calculated under the SEC rule was $208.4 million, and exceeded the minimum net capital required under the SEC rule by $207.4 million.

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

Note 20 Income Taxes

The Company recorded an income tax benefit of $0.4 million for the three months ended March 31, 2017. Income tax expense was reduced by a tax benefit of $7.0 million related to stock-based compensation awards vesting at values greater than the grant price. See Note 2 regarding the adoption of ASU 2016-09.

The Company had income tax expense of $0.3 million for the three months ended March 31, 2016, resulting in an effective tax rate, excluding noncontrolling interests, of 9.5 percent. The effective tax rate was low due to the impact of tax-exempt municipal interest income representing a larger proportion of pre-tax income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and exhibits included elsewhere in this report. Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include, among other things, statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2016 and in our subsequent reports filed with the SEC. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "External Factors Impacting Our Business" as well as the factors identified under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as updated in our subsequent reports filed with the SEC and under "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q. These reports are available at our Web site at www.piperjaffray.com and at the SEC Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

Explanation of Non-GAAP Financial Measures

We have included financial measures that are not prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These non-GAAP financial measures include adjustments to exclude (1) revenues and expenses related to noncontrolling interests, (2) amortization of intangible assets related to acquisitions, (3) compensation and non-compensation expenses from acquisition-related agreements and (4) restructuring and acquisition integration costs. These adjustments affect the following financial measures: net revenues, compensation expenses, non-compensation expenses, net income applicable to Piper Jaffray Companies, earnings per diluted common share, return on average common shareholders' equity, segment net revenues, segment operating expenses, segment pre-tax operating income and segment pre-tax operating margin. Management believes that presenting these results and measures on an adjusted basis in conjunction with the corresponding U.S. GAAP measures provides the most meaningful basis for comparison of our operating results across periods, and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with U.S. GAAP.

Executive Overview

Our business principally consists of providing investment banking, institutional brokerage, asset management and related financial services to corporations, private equity groups, public entities, non-profit entities and institutional investors in the United States and Europe. We operate through two reportable business segments: Capital Markets and Asset Management. Refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for a full description of our business, including our strategic growth initiatives.

Financial Highlights

	Three Months Ended
(Amounts in thousands, except per share data)	Mar. 31,	Mar. 31,	Percent
	2017	2016	Inc/(Dec)
U.S. GAAP
Net revenues	$200,529	$153,556	30.6%
Compensation and benefits expenses	134,378	104,436	28.7
Non-compensation expenses	43,342	45,678	(5.1)
Net income applicable to Piper Jaffray Companies	20,275	2,437	732.0
Earnings per diluted common share	$1.31	$0.16	718.8

Non-GAAP(1)
Adjusted net revenues	$196,632	$152,207	29.2%
Adjusted compensation and benefits expenses	126,477	101,130	25.1
Adjusted non-compensation expenses	38,466	35,009	9.9
Adjusted net income applicable to Piper Jaffray Companies	27,481	10,609	159.0
Adjusted earnings per diluted common share	$1.77	$0.70	152.9

For the three months ended March 31, 2017

•
Net revenues increased 30.6 percent from the year-ago period. Strong performances in our advisory services, equity financing and fixed income institutional brokerage businesses drove revenues in the first quarter of 2017.

•
Compensation and benefits expenses increased 28.7 percent compared with the prior-year period due to higher compensation expenses arising from increased revenues, as well as higher acquisition-related compensation costs.

•
Non-compensation expenses were down 5.1 percent compared to the year-ago period. In the first quarter of 2016, non-compensation expenses included $6.8 million of restructuring and integration costs primarily related to the acquisition of Simmons & Company International ("Simmons"), which we acquired on February 26, 2016. Incremental expenses related to our acquisition of Simmons, as well as higher outside services expenses, partially offset the lower restructuring costs in the current quarter.

•
Our first quarter 2017 results include a $7.0 million tax benefit related to restricted stock vesting at values greater than the grant price. The tax benefit increased earnings per diluted common share by $0.45 in the first quarter of 2017.

•
For the twelve months ended March 31, 2017, our rolling twelve month return on average common shareholders' equity was a negative 0.5 percent, compared with 4.7 percent for the rolling twelve months ended March 31, 2016. On an adjusted basis, we generated a rolling twelve month return on average common shareholders' equity of 11.5 percent(2) for the twelve months ended March 31, 2017, compared with 7.2 percent(2) for the rolling twelve months ended March 31, 2016.

(1)	Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2017	2016
Net revenues:
Net revenues – U.S. GAAP basis	$200,529	$153,556
Adjustments:
Revenue related to noncontrolling interests	(3,897)	(1,349)
Adjusted net revenues	$196,632	$152,207

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$134,378	$104,436
Adjustments:
Compensation from acquisition-related agreements	(7,901)	(3,306)
Adjusted compensation and benefits	$126,477	$101,130

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$43,342	$45,678
Adjustments:
Non-compensation expenses related to noncontrolling interests	(968)	(600)
Restructuring and integration costs	—	(6,773)
Amortization of intangible assets related to acquisitions	(3,822)	(3,296)
Non-compensation expenses from acquisition-related agreements	(86)	—
Adjusted non-compensation expenses	$38,466	$35,009

Net income applicable to Piper Jaffray Companies:
Net income applicable to Piper Jaffray Companies – U.S. GAAP basis	$20,275	$2,437
Adjustments:
Compensation from acquisition-related agreements	4,806	2,020
Restructuring and integration costs	—	4,138
Amortization of intangible assets related to acquisitions	2,347	2,014
Non-compensation expenses from acquisition-related agreements	53	—
Adjusted net income applicable to Piper Jaffray Companies	$27,481	$10,609

Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$1.31	$0.16
Adjustments:
Compensation from acquisition-related agreements	0.31	0.13
Restructuring and integration costs	—	0.27
Amortization of intangible assets related to acquisitions	0.15	0.13
Adjusted earnings per diluted common share	$1.77	$0.70

(2)
Adjusted return on average common shareholders' equity, a non-GAAP financial measure, is computed by dividing adjusted net income applicable to Piper Jaffray Companies for the last 12 months by average monthly common shareholders' equity. For a detailed explanation of the components of adjusted net income, see "Reconciliation of U.S. GAAP to adjusted non-GAAP financial information" in footnote (1).

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

Outlook for the remainder of 2017

The upward momentum in the markets following the U.S. presidential election in November 2016 carried into 2017. Factors contributing to this market dynamic include the belief that administrative and legislative policies, including increased fiscal spending, deregulation and tax reform, may provide catalysts to propel the economy in 2017. However, uncertainty over the details of these policies, their timing, the probability of implementation and their transition, as well as political or economic instability internationally, may inject periods of volatility into the U.S. equity and debt markets. The U.S. Federal Reserve increased short-term interest rates in the first quarter of 2017 on the basis of stronger economic growth. We anticipate that the U.S. Federal Reserve will manage to a gradual and steady path to rate normalization, absent significant shifts in tax and monetary policy. Exogenous conditions, however, may trigger episodes of volatility with respect to interest rates. A rising or volatile interest rate environment may have a mixed impact on certain of our businesses.

We expect the equity markets to be constructive in 2017 as U.S. economic growth results in improving valuations and sustained CEO confidence levels. These conditions favor our equity capital raising and advisory services businesses. Low market volatility led to an increase in the volume of equity capital raising activity in the first quarter of 2017 compared to the prior year period. If the current economic outlook remains in place, we would expect relatively conducive conditions for steady capital raising throughout the year, absent any episodes of heightened volatility or significant declines in equity market valuations. While lower volatility benefits our capital raising business, it adversely impacts our equity sales and trading business. If we experience sustained bouts of higher volatility or material market correction, however, our equity brokerage business may benefit while our equity capital raising and advisory businesses would suffer. We believe our advisory services business will continue to perform well in 2017 on the strength of our market position, recent investments, readily available capital and a combination of high CEO and small business confidence levels. Advisory services revenues for any given quarter are impacted by the timing and size of the deals' closings, which can result in fluctuations in revenues period over period.

While higher interest rates would be favorable to our fixed income institutional brokerage business, the move to higher rates adversely impacts our public finance business in the short-term as the level of refunding activity abates prior to greater economic growth increasing new money issuance volumes. We experienced this dynamic in the first quarter of 2017 as refunding activity declined due to higher interest rates over the past several months relative to the previous historically low rates. We believe that the level of municipal debt underwriting activity will decline in 2017 after record market issuance volumes in 2016. Our geographic range, product capabilities, and industry expertise should serve to mitigate somewhat the impact of less favorable market conditions on the performance of our public finance business.

Increased economic growth and higher valuations will benefit our asset management business. We continue to monitor, however, the trend of investors shifting from active to passive investment vehicles. While it is difficult to anticipate which areas of the market will attract investor interest, we continue to expand our product offerings to broaden our exposure to areas of investor interest.

Results of Operations

Financial Summary for the three months ended March 31, 2017 and March 31, 2016

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	March 31,			March 31,
			2017
(Dollars in thousands)	2017	2016	v2016	2017	2016
Revenues:
Investment banking	$132,250	$103,938	27.2%	66.0%	67.7%
Institutional brokerage	39,136	32,049	22.1	19.5	20.9
Asset management	16,007	13,848	15.6	8.0	9.0
Interest	7,719	8,829	(12.6)	3.8	5.7
Investment income	10,375	937	N/M	5.2	0.6
Total revenues	205,487	159,601	28.8	102.5	103.9

Interest expense	4,958	6,045	(18.0)	2.5	3.9

Net revenues	200,529	153,556	30.6	100.0	100.0

Non-interest expenses:
Compensation and benefits	134,378	104,436	28.7	67.0	68.0
Outside services	10,328	8,451	22.2	5.2	5.5
Occupancy and equipment	8,462	7,718	9.6	4.2	5.0
Communications	7,616	7,330	3.9	3.8	4.8
Marketing and business development	7,547	7,004	7.8	3.8	4.6
Trade execution and clearance	1,811	1,762	2.8	0.9	1.1
Restructuring and integration costs	—	6,773	N/M	—	4.4
Intangible asset amortization expense	3,822	3,296	16.0	1.9	2.1
Back office conversion costs	866	—	N/M	0.4	—
Other operating expenses	2,890	3,344	(13.6)	1.4	2.2
Total non-interest expenses	177,720	150,114	18.4	88.6	97.8

Income before income tax expense/(benefit)	22,809	3,442	562.7	11.4	2.2

Income tax expense/(benefit)	(395)	256	N/M	(0.2)	0.2

Net income	23,204	3,186	628.3	11.6	2.1

Net income applicable to noncontrolling interests	2,929	749	291.1	1.5	0.5

Net income applicable to Piper Jaffray Companies	$20,275	$2,437	732.0%	10.1%	1.6%
N/M – Not meaningful

For the three months ended March 31, 2017, we recorded net income applicable to Piper Jaffray Companies of $20.3 million. Net revenues for the three months ended March 31, 2017 were $200.5 million, a 30.6 percent increase compared to $153.6 million in the year-ago period. In the first quarter of 2017, investment banking revenues were $132.3 million, up 27.2 percent compared with $103.9 million in the prior-year period, as higher advisory services and equity financing revenues were partially offset by lower debt financing revenues. For the three months ended March 31, 2017, institutional brokerage revenues increased 22.1 percent to $39.1 million, compared with $32.0 million in the first quarter of 2016, driven by higher fixed income institutional brokerage revenues. In the first quarter of 2017, asset management fees of $16.0 million were up 15.6 percent compared with $13.8 million in the first quarter of 2016 as higher management fees from our master limited partnership ("MLP") product offerings were partially offset by lower management fees from our equity product offerings. For the three months ended March 31, 2017, net interest income was $2.8 million, consistent with the prior-year period. In the first quarter of 2017, investment income was $10.4 million, compared with $0.9 million in the prior-year period, due to higher gains on our investment and the noncontrolling interests in the merchant banking fund that we manage. Also, in the current quarter, we recorded gains on the investments in registered funds that we manage versus losses in the prior-year period. Non-interest expenses were $177.7 million for the three months ended March 31, 2017, up 18.4 percent compared to $150.1 million in the prior-year period, due to increased compensation expenses driven by higher revenues, as well as higher expenses resulting from our acquisition of Simmons at the end of the first quarter of 2016. These increases were partially offset by lower restructuring costs. In the first quarter of 2016, we recorded $6.8 million of restructuring and integration costs primarily related to the acquisition of Simmons.

Consolidated Non-Interest Expenses

Compensation and Benefits – Compensation and benefits expenses, which are the largest component of our expenses, include salaries, incentive compensation, benefits, stock-based compensation, employment taxes, income associated with the forfeiture of stock-based compensation and other employee-related costs. A portion of compensation expense is comprised of variable incentive arrangements, including discretionary incentive compensation, the amount of which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits. Other compensation costs, primarily base salaries and benefits, are more fixed in nature. The timing of incentive compensation payments, which generally occur in February, has a greater impact on our cash position and liquidity than is reflected on our consolidated statements of operations. We have granted restricted stock with service conditions as a component of our acquisition deal consideration, which is amortized to compensation expense over the service period.

For the three months ended March 31, 2017, compensation and benefits expenses increased to $134.4 million, compared with $104.4 million in the corresponding period of 2016, due to higher revenues as well as higher acquisition-related compensation costs primarily resulting from the Simmons acquisition completed in February 2016. Compensation and benefits expenses as a percentage of net revenues was 67.0 percent in the first quarter of 2017, compared with 68.0 percent in the first quarter of 2016. The decreased compensation ratio was attributable to an increased revenue base, which was partially offset by higher acquisition-related compensation costs.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses increased 22.2 percent to $10.3 million in the first quarter of 2017, compared with $8.5 million in the corresponding period of 2016. Excluding the portion of expenses from non-controlled equity interests in our consolidated alternative asset management funds, outside services expenses increased 15.3 percent due primarily to higher legal and professional fees.

Occupancy and Equipment – For the three months ended March 31, 2017, occupancy and equipment expenses increased 9.6 percent to $8.5 million, compared with $7.7 million for the three months ended March 31, 2016. The increase was primarily the result of incremental occupancy expenses from our acquisition of Simmons completed during the first quarter of 2016.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the three months ended March 31, 2017, communication expenses increased 3.9 percent to $7.6 million, compared with $7.3 million for the three months ended March 31, 2016, due to higher communication expenses related to the additional headcount associated with our acquisition of Simmons.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. For the three months ended March 31, 2017, marketing and business development expenses increased 7.8 percent to $7.5 million, compared with $7.0 million in the corresponding period of 2016. The increase was driven by higher travel expenses, partially offset by a decline in other marketing expenses.

Trade Execution and Clearance – For the three months ended March 31, 2017, trade execution and clearance expenses were $1.8 million, flat compared with the corresponding period of 2016.

Restructuring and Integration Costs – In the first quarter of 2016, we recorded restructuring and integration costs of $6.8 million primarily related to the acquisition of Simmons. The expenses consisted of $5.4 million of severance, benefits and outplacement costs, $0.8 million of transaction costs, and $0.6 million of contract termination costs.

Intangible Asset Amortization Expense – Intangible asset amortization expense includes the amortization of definite-lived intangible assets consisting of customer relationships and the Simmons trade name. For the three months ended March 31, 2017, intangible asset amortization expense was $3.8 million, compared with $3.3 million in the three months ended March 31, 2016. The increase reflects incremental intangible asset amortization expense related to the acquisition of Simmons.

Back Office Conversion Costs – In 2017, we anticipate migrating from a self clearing model to a fully disclosed model. Back office conversion costs include costs incurred to transition to a fully disclosed clearing model, such as contract termination fees, vendor migration fees, other professional fees, and severance benefits for impacted personnel. For the three months ended March 31, 2017, we incurred back office conversion costs of $0.9 million. We expect to complete this conversion in the second half of 2017 and incur costs of approximately $3.0 million between 2016 and 2017, of which $0.6 million was incurred in 2016. We anticipate a meaningful reduction in our trade clearing expenses by moving to a fully disclosed model.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses were $2.9 million in the first quarter of 2017, compared with $3.3 million in the first quarter of 2016.

Income Taxes – For the three months ended March 31, 2017, our benefit from income taxes was $0.4 million. In the first quarter of 2017, we recorded a $7.0 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. As discussed in Note 2, "Accounting Policies and Pronouncements" in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, effective as of January 1, 2017, new accounting guidance requires us to recognize the income tax effects of stock-based compensation awards in the income statement when the awards vest, rather than as additional paid-in capital. The amount recognized in the income statement in future periods may vary depending upon, among other things, the number of restricted shares vesting and their change in value since the grant date. We would expect that the impact of this guidance will be more meaningful in the first quarter of each year as the majority of our restricted stock vestings related to our employees' incentive compensation occurs in February. For the three months ended March 31, 2016, our provision for income taxes was $0.3 million equating to an effective tax rate, excluding noncontrolling interests, of 9.5 percent. The effective tax rate was low due to the impact of tax-exempt interest income representing a larger proportion of pre-tax income.

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

Adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin exclude (1) revenues and expenses related to noncontrolling interests, (2) amortization of intangible assets related to acquisitions, (3) compensation and non-compensation expenses from acquisition-related agreements and (4) restructuring and acquisition integration costs. For U.S. GAAP purposes, these items are included in each of their respective line items on the consolidated statements of operations.

Capital Markets

The following table sets forth the Capital Markets adjusted segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Three Months Ended March 31,
	2017				2016
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Financing
Equities	$23,382	$—	$—	$23,382	$6,566	$—	$—	$6,566
Debt	16,408	—	—	16,408	15,972	—	—	15,972
Advisory services	92,882	—	—	92,882	81,629	—	—	81,629
Total investment banking	132,672	—	—	132,672	104,167	—	—	104,167

Institutional sales and trading
Equities	20,106	—	—	20,106	19,669	—	—	19,669
Fixed income	23,240	—	—	23,240	17,054	—	—	17,054
Total institutional sales and trading	43,346	—	—	43,346	36,723	—	—	36,723

Management and performance fees	1,997	—	—	1,997	965	—	—	965

Investment income	6,611	3,897	—	10,508	737	1,349	—	2,086

Long-term financing expenses	(2,238)	—	—	(2,238)	(2,292)	—	—	(2,292)

Net revenues	182,388	3,897	—	186,285	140,300	1,349	—	141,649

Operating expenses	152,561	968	10,531	164,060	126,276	600	11,979	138,855

Segment pre-tax operating income	$29,827	$2,929	$(10,531)	$22,225	$14,024	$749	$(11,979)	$2,794

Segment pre-tax operating margin	16.4%			11.9%	10.0%			2.0%

(1)
The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP segment pre-tax operating income and segment pre-tax operating margin to the adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin:

Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin.
Other adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Compensation from acquisition-related agreements	$7,901	$3,306
Restructuring and integration costs	—	6,764
Amortization of intangible assets related to acquisitions	2,544	1,909
Non-compensation expenses from acquisition-related agreements	86	—
	$10,531	$11,979

Capital Markets net revenues on a U.S. GAAP basis were $186.3 million for the three months ended March 31, 2017, compared with $141.6 million in the prior-year period. For the three months ended March 31, 2017, adjusted net revenues were $182.4 million, compared with $140.3 million in the first quarter of 2016. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis.

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

In the first quarter of 2017, investment banking revenues increased 27.4 percent to $132.7 million, compared with $104.2 million in the corresponding period of the prior year. For the three months ended March 31, 2017, advisory services revenues were $92.9 million, up 13.8 percent compared to $81.6 million in the first quarter of 2016. The increase reflects our expansion into the energy sector over the past year, as well as our strong performance in this sector in the first quarter of 2017. We completed 29 transactions with an aggregate enterprise value of $8.4 billion in the first quarter of 2017, compared with 36 transactions with an aggregate enterprise value of $5.9 billion in the first quarter of 2016. For the three months ended March 31, 2017, equity financing revenues were $23.4 million, compared with $6.6 million in the prior-year period. Low market volatility led to an increase in the volume of equity capital raising activity in the first quarter of 2017 compared to the trough in the market cycle we experienced in the first quarter of 2016. Our revenues in the current quarter reflect broad-based contributions across our sectors. During the first quarter of 2017, we completed 27 equity financings, raising $6.2 billion for our clients, compared with 7 equity financings, raising $1.2 billion for our clients in the comparable year-ago period. Debt financing revenues for the three months ended March 31, 2017 were $16.4 million, up 2.7 percent compared with $16.0 million in the year-ago period. During the first quarter of 2017, we completed 123 negotiated municipal issues with a total par value of $3.4 billion, compared with 130 negotiated municipal issues with a total par value of $2.9 billion during the prior-year period.

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

For the three months ended March 31, 2017, institutional brokerage revenues were $43.3 million, an increase of 18.0 percent compared with $36.7 million in the prior-year period, due primarily to higher fixed income institutional brokerage revenues. Equity institutional brokerage revenues were $20.1 million in the first quarter of 2017, compared with $19.7 million in the corresponding period of 2016. Market volumes declined with lower volatility in the first quarter of 2017. Revenues were flat compared to the first quarter of 2016 as our expansion into the energy sector offset the impact of lower trading volumes. For the three months ended March 31, 2017, fixed income institutional brokerage revenues were $23.2 million, up 36.3 percent compared with $17.1 million in the prior-year period, due to higher trading gains. Customer flow activity remained constrained during the quarter due to uncertainties regarding the potential impact of future tax policies, interest rate direction and economic growth. Challenging market conditions in the first quarter of 2016 negatively impacted our trading opportunities, which reduced our revenues.

Management and performance fees include the fees generated from our merchant banking, energy and senior living funds with outside investors. For the three months ended March 31, 2017, management and performance fees were $2.0 million, compared with $1.0 million in the prior-year period, due to higher performance fees from our merchant banking fund.

Investment income includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our merchant banking fund, senior living fund, and other firm investments. For the three months ended March 31, 2017, investment income was $10.5 million, compared to $2.1 million in the corresponding period of 2016. In the first quarter of 2017, we recorded higher gains from the merchant banking fund that we manage. Excluding the impact of noncontrolling interests, adjusted investment income was $6.6 million for the three months ended March 31, 2017.

Long-term financing expenses primarily represent interest paid on our senior notes. For the three months ended March 31, 2017, long-term financing expenses decreased slightly to $2.2 million, from $2.3 million in the prior-year period.

Capital Markets segment pre-tax operating margin for the three months ended March 31, 2017 was 11.9 percent, compared with 2.0 percent for the corresponding period of 2016. Pre-tax operating margin was higher in the first quarter of 2017 compared to the prior-year period due to a lower non-compensation ratio driven by an increase in revenues and lower levels of restructuring costs. In the year-ago period, we recorded $6.8 million of restructuring and integration costs primarily related to the acquisition of Simmons. Adjusted segment pre-tax operating margin for the three months ended March 31, 2017 was 16.4 percent, compared with 10.0 percent for the corresponding period of 2016. Adjusted pre-tax operating margin was higher compared to the first quarter of 2016 primarily due to operating leverage as a result of higher revenues. Adjusted net revenues increased 30.0 percent and adjusted operating expenses increased 20.8 percent compared to the first quarter of 2016, reflecting operating leverage in the business and expense discipline.

Asset Management

The following table sets forth the Asset Management segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Three Months Ended March 31,
	2017				2016
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
Equity	$6,661	$—	$—	$6,661	$7,713	$—	$—	$7,713
MLP	7,349	—	—	7,349	5,170	—	—	5,170
Total management fees	14,010	—	—	14,010	12,883	—	—	12,883

Performance fees
Equity	—	—	—	—	—	—	—	—
MLP	—	—	—	—	—	—	—	—
Total performance fees	—	—	—	—	—	—	—	—

Total management and performance fees	14,010	—	—	14,010	12,883	—	—	12,883

Investment income/(loss)	234	—	—	234	(976)	—	—	(976)

Total net revenues	14,244	—	—	14,244	11,907	—	—	11,907

Operating expenses	12,382	—	1,278	13,660	9,863	—	1,396	11,259

Segment pre-tax operating income	$1,862	$—	$(1,278)	$584	$2,044	$—	$(1,396)	$648

Segment pre-tax operating margin	13.1%			4.1%	17.2%			5.4%

Adjusted segment pre-tax operating margin excluding investment income/(loss) (2)	11.6%				23.4%

(1)	Other Adjustments – Primarily consists of amortization of acquisition-related intangible assets of $1.3 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively.

(2)
Management believes that presenting adjusted segment pre-tax operating margin excluding investment income/(loss), a non-GAAP measure, provides the most meaningful basis for comparison of Asset Management operating results across periods.

Management and performance fee revenues comprise the revenues generated from management and investment advisory services performed for separately managed accounts, registered funds and partnerships. Client asset inflows and outflows and investment performance have a direct effect on management and performance fee revenues. Management fees are generally based on the level of assets under management ("AUM") measured monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations or net client asset flows, will result in a corresponding increase or decrease in management fees. Fees vary with the type of assets managed and the vehicle in which they are managed. Performance fees are earned when the investment return on AUM exceeds certain benchmark targets or other performance targets over a specified measurement period. The level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in total AUM. The majority of performance fees, if earned, are generally recorded in the fourth quarter of the applicable year or upon withdrawal of client assets. At March 31, 2017, approximately four percent of our AUM was eligible to earn performance fees.

For the three months ended March 31, 2017, management fees were $14.0 million, an increase of 8.7 percent, compared with $12.9 million in the prior-year period, as higher management fees from our MLP product offerings were partially offset by lower management fees from our equity product offerings. In the first quarter of 2017, management fees related to our equity strategies were $6.7 million, down 13.6 percent compared to $7.7 million in the corresponding period of 2016, due to lower average AUM, as well as lower average effective revenue yield resulting from changes in our product mix. The average effective revenue yield (total annualized management fees as a percentage of our average month-end AUM) for our equity strategies was 67 basis points for the first quarter of 2017, compared with 73 basis points for the prior-year period. Management fees from our MLP strategies increased 42.1 percent in the first quarter of 2017 to $7.3 million, compared with $5.2 million in the first quarter of 2016. The increase in management fees resulted from higher AUM, driven by net market appreciation.

Investment income/(loss) includes gains and losses from our investments in registered funds and private funds or partnerships that we manage. For the three months ended March 31, 2017, investment income was $0.2 million compared with a loss of $1.0 million for the prior-year period.

Segment pre-tax operating margin for the three months ended March 31, 2017 was 4.1 percent, compared to 5.4 percent for the three months ended March 31, 2016. Excluding investment income/(loss) on firm capital invested in our strategies, adjusted operating margin declined from 23.4 percent in the first quarter of 2016 to 11.6 percent in the first quarter of 2017, due to higher non-compensation expenses and an increase in costs related to business expansion as we recently hired a new investment team as part of our ongoing strategy to diversify our product platform.

The following table summarizes the changes in our AUM for the periods presented:

			Twelve
	Three Months Ended		Months Ended
	March 31,		March 31,
(Dollars in millions)	2017	2016	2017
Equity
Beginning of period	$4,115	$4,954	$3,983
Net outflows	(143)	(901)	(573)
Net market appreciation/(depreciation)	109	(70)	671
End of period	$4,081	$3,983	$4,081

MLP
Beginning of period	$4,616	$3,924	$3,522
Net outflows	(21)	(137)	(170)
Net market appreciation/(depreciation)	86	(265)	1,329
End of period	$4,681	$3,522	$4,681

Total
Beginning of period	$8,731	$8,878	$7,505
Net outflows	(164)	(1,038)	(743)
Net market appreciation/(depreciation)	195	(335)	2,000
End of period	$8,762	$7,505	$8,762

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

See the "Critical Accounting Policies" section and Note 2, "Summary of Significant Accounting Policies" to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for further information. See also Note 2, "Accounting Policies and Pronouncements" in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for changes to our significant accounting policies, as well as the impact from the adoption of new accounting standards.

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

Beginning in 2017, we initiated the payment of a quarterly cash dividend to holders of our common stock. Our board of directors determines the declaration and payment of dividends on a quarterly basis, and is free to change our dividend policy at any time.

On February 2, 2017, our board of directors declared a dividend of $0.3125 per share that was paid on March 13, 2017 to shareholders of record as of the close of business on February 20, 2017.

On April 27, 2017, our board of directors declared a dividend of $0.3125 per share to be paid on June 15, 2017 to shareholders of record as of the close of business on May 26, 2017.

Effective August 14, 2015, our board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2017. During the three months ended March 31, 2017, we repurchased 27,530 shares of our common stock at an average price of $72.63 per share for an aggregate purchase price of $2.0 million related to this authorization. We have $69.8 million remaining under this authorization.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the first quarter of 2017, we purchased 230,097 shares or $17.8 million of our common shares for this purpose.

Leverage

The following table presents total assets, adjusted assets, total shareholders’ equity and tangible shareholders’ equity with the resulting leverage ratios as of:

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Total assets	$2,113,157	$2,125,503
Deduct: Goodwill and intangible assets	(229,630)	(233,452)
Deduct: Assets from noncontrolling interests	(46,364)	(109,179)
Adjusted assets	$1,837,163	$1,782,872

Total shareholders' equity	$821,956	$816,266
Deduct: Goodwill and intangible assets	(229,630)	(233,452)
Deduct: Noncontrolling interests	(43,791)	(57,016)
Tangible common shareholders' equity	$548,535	$525,798

Leverage ratio (1)	2.6	2.6

Adjusted leverage ratio (2)	3.3	3.4

(1)	Leverage ratio equals total assets divided by total shareholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders’ equity.

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

Short-term financing

Our day-to-day funding and liquidity is obtained primarily through the use of commercial paper issuance, repurchase agreements, prime broker agreements, and bank lines of credit, and is typically collateralized by our securities inventory. These funding sources are critical to our ability to finance and hold inventory, which is a necessary part of our institutional brokerage business. The majority of our inventory is liquid and is therefore funded by short-term facilities. Certain of these short-term facilities (i.e., committed line and commercial paper) have been established to mitigate changes in the liquidity of our inventory based on changing market conditions. In the case of our committed line, it is available to us regardless of changes in market liquidity conditions through the end of its term, although there may be limitations on the type of securities available to pledge. Our commercial paper program helps mitigate changes in market liquidity conditions given it is not an overnight facility, but provides funding with a term of 27 to 270 days. Our funding sources are also dependent on the types of inventory that our counterparties are willing to accept as collateral and the number of counterparties available. Funding is generally obtained at rates based upon the federal funds rate or the London Interbank Offer Rate.

Commercial Paper Program – Our U.S. broker dealer subsidiary, Piper Jaffray & Co., issues secured commercial paper to fund a portion of its securities inventory. This commercial paper is issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and is secured by different inventory classes, which is reflected in the interest rate paid on the respective program. The programs can issue commercial paper with maturities of 27 to 270 days. CP Series III A includes a covenant that requires Piper Jaffray & Co. to maintain excess net capital of $120 million. The following table provides information about our commercial paper programs at March 31, 2017:

(Dollars in millions)	CP Series A	CP Series II A	CP Series III A
Maximum amount that may be issued	$300.0	$150.0	$125.0
Amount outstanding	40.9	20.0	64.0

Weighted average maturity, in days	25	9	15
Weighted average maturity at issuance, in days	80	39	31

Prime Broker Arrangements – We have established an arrangement to obtain overnight financing by a single prime broker related to certain strategic trading activities in municipal securities. Additionally, we have established a second overnight financing arrangement with another broker dealer related to our convertible securities inventories. Financing under these arrangements is secured primarily by securities, and collateral limitations could reduce the amount of funding available under these arrangements. Our prime broker financing activities are recorded net of receivables from trading activity. The funding is at the discretion of the prime brokers and could be denied subject to a notice period. At March 31, 2017, we had $101.3 million of financing outstanding under these prime broker arrangements.

Committed Lines – We elected to decrease our committed line from $250 million to a one-year $200 million revolving secured credit facility in 2016 based on our liquidity needs and the expected back office conversion which will provide us with an additional funding source. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co. to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 16, 2017. This credit facility has been in place since 2008 and we renewed the facility for another one-year term in the fourth quarter of 2016. At March 31, 2017, we had $46.0 million in advances against this line of credit.

Uncommitted Lines – We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $185 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have an uncommitted unsecured facility with one of these banks. All of these uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. More specifically, these lines are subject to approval by the respective bank each time an advance is requested and advances may be denied, which may be particularly true during times of market stress or market perceptions of our exposures. We manage our relationships with the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business. At March 31, 2017, we had $25.0 million in advances against these lines of credit.

The following tables present the average balances outstanding for our various short-term funding sources by quarter for 2017 and 2016, respectively.

	Average Balance for the Three Months Ended
(Dollars in millions)	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016
Funding source:
Repurchase agreements	$—	$3.5	$14.8	$28.9	$30.5
Commercial paper	137.7	165.8	235.8	279.7	279.2
Prime broker arrangements	127.2	225.6	200.6	169.2	159.0
Short-term bank loans	2.5	5.3	—	6.4	0.8
Total	$267.4	$400.2	$451.2	$484.2	$469.5

The average funding in the first quarter of 2017 decreased to $267.4 million, compared with $469.5 million and $400.2 million during the first and fourth quarters of 2016, respectively, as we continued to use excess cash to reduce funding. Also, a reduction in strategic trading activities in municipal securities decreased financing through prime broker arrangements.

The following table presents the maximum daily funding amount by quarter for 2017 and 2016, respectively.

(Dollars in millions)	2017	2016
First Quarter	$271.7	$576.4
Second Quarter		$669.7
Third Quarter		$525.6
Fourth Quarter		$274.1

Senior Notes

We have entered into variable and fixed rate senior notes with certain entities advised by Pacific Investment Management Company ("PIMCO"). The following table presents the outstanding balance by note class:

	Outstanding Balance
	March 31,	December 31,
(Dollars in thousands)	2017	2016
Class A Notes	$50,000	$50,000
Class C Notes	125,000	125,000
Total senior notes	$175,000	$175,000

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

The Second Amended and Restated Note Purchase Agreement includes customary events of default and covenants that, among other things, require us to maintain a minimum consolidated tangible net worth and minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. At March 31, 2017, we were in compliance with all covenants.

Our current liquidity position would allow us to retire the Class A Notes at the end of May 2017. We are currently considering various options, including the payoff of the Class A Notes.

Contractual Obligations

Our contractual obligations have not materially changed from those reported in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Capital Requirements

As a registered broker dealer and member firm of the Financial Industry Regulatory Authority, Inc. ("FINRA"), Piper Jaffray & Co., our U.S. broker dealer subsidiary, is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At March 31, 2017, our net capital under the SEC’s uniform net capital rule was $208.4 million, and exceeded the minimum net capital required under the SEC rule by $207.4 million.

Although we operate with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our Capital Markets revenue producing activities.

Our committed short-term credit facility and our senior notes with PIMCO include covenants requiring Piper Jaffray & Co. to maintain minimum net capital of $120 million. CP Notes issued under CP Series III A include a covenant that requires Piper Jaffray & Co. to maintain excess net capital of $120 million.

Piper Jaffray Ltd. and Simmons & Company International Limited, our broker dealer subsidiaries registered in the United Kingdom, are subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012. Piper Jaffray Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2020	2022		March 31,	December 31,
(Dollars in thousands)	2017	2018	2019	- 2021	- 2023	Later	2017	2016
Customer matched-book derivative contracts (1) (2)	$40,950	$—	$34,650	$42,760	$163,040	$3,033,230	$3,314,630	$3,330,207
Trading securities derivative contracts (2)	365,900	7,000	—	—	—	29,750	402,650	423,550
Credit default swap index contracts (2)	—	—	—	—	—	—	—	7,470
Investment commitments (3)	—	—	—	—	—	—	19,156	22,776

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $183.1 million at March 31, 2017) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At March 31, 2017, we had $22.1 million of credit exposure with these counterparties, including $15.1 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At March 31, 2017 and December 31, 2016, the net fair value of these derivative contracts approximated $19.0 million and $24.0 million, respectively.

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

We have committed capital to certain entities and these commitments generally have no specified call dates. We had $19.2 million of commitments outstanding at March 31, 2017, of which $11.9 million relate to an affiliated merchant banking fund and $3.8 million relate to an affiliated fund, which provides financing for senior living facilities.

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

Market Risk

Market risk represents the risk of losses, or financial volatility that may result from the change in value of a financial instrument due to fluctuations in its market price. Our exposure to market risk is directly related to our role as a financial intermediary for our clients, to our market-making activities and our strategic trading activities. Market risks are inherent to both cash and derivative financial instruments. The scope of our market risk management policies and procedures includes all market-sensitive financial instruments.

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

Foreign Exchange Risk — Foreign exchange risk represents the potential volatility to earnings or capital arising from movement in foreign exchange rates. A modest portion of our business is conducted in currencies other than the U.S. dollar, and changes in foreign exchange rates relative to the U.S. dollar can therefore affect the value of non-U.S. dollar net assets, revenues and expenses. A change in the foreign currency rates could create either a foreign currency transaction gain/loss (recorded in our consolidated statements of operations) or a foreign currency translation adjustment (recorded to accumulated other comprehensive income/ (loss) within the shareholders’equity section of our consolidated statements of financial condition and other comprehensive income/ (loss) within the consolidated statements of comprehensive income).

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

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Interest Rate Risk	$899	$696
Equity Price Risk	32	41
Diversification Effect (1)	(22)	(26)
Total Value-at-Risk	$909	$711

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average VaR calculated for each component of market risk during the three months ended March 31, 2017 and the year ended December 31, 2016, respectively.

(Dollars in thousands)	High	Low	Average
For the Three Months Ended March 31, 2017
Interest Rate Risk	$998	$480	$702
Equity Price Risk	171	32	109
Diversification Effect (1)			(68)
Total Value-at-Risk	$1,061	$506	$743

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2016
Interest Rate Risk	$990	$251	$533
Equity Price Risk	412	6	150
Diversification Effect (1)			(72)
Total Value-at-Risk	$1,049	$362	$611

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses did not exceed our one-day VaR on any occasion during the first quarter of 2017.

The aggregate VaR as of March 31, 2017 was higher than the reported VaR on December 31, 2016. The increase in VaR was due to increased inventory levels in asset classes that are accretive to VaR at the end of the measurement period.

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

See the section entitled "Liquidity, Funding and Capital Resources" in Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," in this Quarterly Report on Form 10-Q for information regarding our liquidity and how we manage liquidity risk.

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

Concentration Risk— Concentration risk is the risk due to concentrated exposure to a particular product; individual issuer, borrower or counterparty; financial instrument; or geographic area. We are subject to concentration risk if we hold large individual securities positions, execute large transactions with individual counterparties or groups of related counterparties, or make substantial underwriting commitments. Concentration risk can occur by industry, geographic area or type of client. Securities purchased under agreements to resell consist primarily of securities issued by the U.S. government or its agencies. The counterparties to these agreements typically are primary dealers of U.S. government securities and major financial institutions. Inventory and investment positions taken and commitments made, including underwritings, may result in exposure to individual issuers and businesses. Potential concentration risk is carefully monitored through review of counterparties and borrowers and is managed through the use of policies and limits established by senior management.

We have concentrated counterparty credit exposure with five non-publicly rated entities totaling $22.1 million at March 31, 2017. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represents 68.7 percent, or $15.1 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

In 2017, we anticipate migrating to a fully disclosed clearing model for all of our currently self clearing operations. The migration process introduces unique risks that could cause disruptions in our business or create other unexpected capital charges or losses. We have preventative measures in place, including a project governance committee comprised of members of senior management, as well as senior management at our third party partner. In order to mitigate and control operational risk inherent in the migration, we have developed procedures specific to the project implementation process, including parallel system operations, mock conversion testing, and ongoing monitoring and reporting to members of the project governance committee. We also have the ability to obtain additional methods of financing from existing creditors in the event unknown capital charges arise.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information under the caption "Risk Management" in Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," in this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

During the first quarter of our fiscal year ending December 31, 2017, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The discussion of our business and operations should be read together with the legal proceedings contained in Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 1A.    RISK FACTORS.

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as updated in our subsequent reports on Form 10-Q filed with the SEC. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2017.

				Total Number of Shares	Approximate Dollar
				Purchased as Part of	Value of Shares Yet to be
	Total Number of		Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased		Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(January 1, 2017 to January 31, 2017)	—		$—	—	$72	million
Month #2
(February 1, 2017 to February 28, 2017)	256,739	(2)	$76.86	27,530	$70	million
Month #3
(March 1, 2017 to March 31, 2017)	888		$63.96	—	$70	million
Total	257,627		$76.81	27,530	$70	million

(1)	Effective August 14, 2015, our board of directors authorized the repurchase of up to $150.0 million of common stock through September 30, 2017.

(2)
Consists of 27,530 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $72.63 per share, and 229,209 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $77.36.

ITEM 6.    EXHIBITS.

Exhibit		Method
Number	Description	of Filing

10.1	Fourth Amendment to Amended and Restated Loan Agreement, dated December 17, 2016, between Piper Jaffray & Co. and U.S. Bank National Association.	Filed herewith
10.2	Second Amendment to Securities Purchase Agreement, dated April 19, 2017, between Piper Jaffray & Co. and SCI JV LP.	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Filed herewith
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of March 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (v) the notes to the Consolidated Financial Statements.
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 9, 2017.

PIPER JAFFRAY COMPANIES

By	/s/ Andrew S. Duff
Its	Chairman and Chief Executive Officer

By	/s/ Debbra L. Schoneman
Its	Chief Financial Officer

Exhibit Index

Exhibit		Method
Number	Description	of Filing

10.1	Fourth Amendment to Amended and Restated Loan Agreement, dated December 17, 2016, between Piper Jaffray & Co. and U.S. Bank National Association.	Filed herewith
10.2	Second Amendment to Securities Purchase Agreement, dated April 19, 2017, between Piper Jaffray & Co. and SCI JV LP.	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Filed herewith
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of March 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (v) the notes to the Consolidated Financial Statements.
Filed herewith