Form 10-Q
period 2017-06-30
PIPER JAFFRAY COMPANIES
filed 2017-08-04
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
Yes  ☐ No  ☑

As of July 26, 2017, the registrant had 15,114,175 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.
Piper Jaffray Companies
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2017	2016
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$26,170	$41,359
Cash and cash equivalents segregated for regulatory purposes	17,065	29,015
Receivables:
Customers	31,394	31,917
Brokers, dealers and clearing organizations	187,435	212,730
Securities purchased under agreements to resell	148,892	159,697

Financial instruments and other inventory positions owned	530,335	464,610
Financial instruments and other inventory positions owned and pledged as collateral	414,156	594,361
Total financial instruments and other inventory positions owned	944,491	1,058,971

Fixed assets (net of accumulated depreciation and amortization of $59,365 and $58,308, respectively)	24,826	25,343
Goodwill	196,218	196,218
Intangible assets (net of accumulated amortization of $77,661 and $70,017, respectively)	29,590	37,234
Investments	164,161	168,057
Other assets	161,091	164,962
Total assets	$1,931,333	$2,125,503

Liabilities and Shareholders’ Equity
Short-term financing	$330,423	$418,832
Senior notes	125,000	175,000
Payables:
Customers	28,258	29,352
Brokers, dealers and clearing organizations	42,867	40,842
Securities sold under agreements to repurchase	10,795	15,046
Financial instruments and other inventory positions sold, but not yet purchased	330,317	299,357
Accrued compensation	187,823	288,255
Other liabilities and accrued expenses	41,111	42,553
Total liabilities	1,096,594	1,309,237

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at June 30, 2017 and December 31, 2016;
Shares issued: 19,511,708 at June 30, 2017 and 19,535,307 at December 31, 2016;
Shares outstanding: 12,873,251 at June 30, 2017 and 12,391,970 at December 31, 2016	195	195
Additional paid-in capital	784,160	788,927
Retained earnings	281,553	257,188
Less common stock held in treasury, at cost: 6,638,457 at June 30, 2017 and 7,143,337 shares at December 31, 2016	(274,729)	(284,461)
Accumulated other comprehensive loss	(1,604)	(2,599)
Total common shareholders’ equity	789,575	759,250

Noncontrolling interests	45,164	57,016
Total shareholders’ equity	834,739	816,266

Total liabilities and shareholders’ equity	$1,931,333	$2,125,503
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2017	2016	2017	2016
Revenues:
Investment banking	$138,528	$97,414	$270,778	$201,352
Institutional brokerage	37,074	48,185	76,210	80,234
Asset management	15,186	14,595	31,193	28,443
Interest	7,766	7,922	15,485	16,751
Investment income	5,453	8,276	15,828	9,213

Total revenues	204,007	176,392	409,494	335,993

Interest expense	6,262	5,909	11,220	11,954

Net revenues	197,745	170,483	398,274	324,039

Non-interest expenses:
Compensation and benefits	134,314	117,148	268,692	221,584
Outside services	9,789	10,184	20,117	18,635
Occupancy and equipment	8,257	8,850	16,719	16,568
Communications	7,273	7,294	14,889	14,624
Marketing and business development	8,282	9,171	15,829	16,175
Trade execution and clearance	1,928	1,916	3,739	3,678
Restructuring and integration costs	—	3,433	—	10,206
Intangible asset amortization expense	3,822	4,094	7,644	7,390
Back office conversion costs	868	—	1,734	—
Other operating expenses	3,345	1,884	6,235	5,228

Total non-interest expenses	177,878	163,974	355,598	314,088

Income before income tax expense	19,867	6,509	42,676	9,951

Income tax expense	4,906	1,996	4,511	2,252

Net income	14,961	4,513	38,165	7,699

Net income applicable to noncontrolling interests	1,388	2,575	4,317	3,324

Net income applicable to Piper Jaffray Companies	$13,573	$1,938	$33,848	$4,375

Net income applicable to Piper Jaffray Companies’ common shareholders	$11,522	$1,577	$28,412	$3,685

Earnings per common share
Basic	$0.89	$0.12	$2.24	$0.28
Diluted	$0.89	$0.12	$2.21	$0.28

Dividends declared per common share	$0.31	$—	$0.63	$—

Weighted average number of common shares outstanding
Basic	12,826	12,927	12,711	13,043
Diluted	12,937	12,942	12,930	13,056

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2017	2016	2017	2016
Net income	$14,961	$4,513	$38,165	$7,699

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	772	(853)	995	(1,256)

Comprehensive income	15,733	3,660	39,160	6,443

Comprehensive income applicable to noncontrolling interests	1,388	2,575	4,317	3,324

Comprehensive income applicable to Piper Jaffray Companies	$14,345	$1,085	$34,843	$3,119

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2017	2016

Operating Activities:
Net income	$38,165	$7,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	3,486	3,088
Deferred income taxes	8,301	8,184
Stock-based and deferred compensation	12,881	25,884
Amortization of intangible assets	7,644	7,390
Amortization of forgivable loans	3,717	4,567
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	11,950	38,994
Receivables:
Customers	520	(9,071)
Brokers, dealers and clearing organizations	25,295	47,311
Securities purchased under agreements to resell	12,682	(5,490)
Net financial instruments and other inventory positions owned	145,440	(5,425)
Investments	3,896	(12,529)
Other assets	(7,669)	(15,927)
Increase/(decrease) in operating liabilities:
Payables:
Customers	(1,094)	10,027
Brokers, dealers and clearing organizations	2,025	84,137
Securities sold under agreements to repurchase	(6,128)	(6,086)
Accrued compensation	(86,526)	(105,857)
Other liabilities and accrued expenses	(1,405)	(15,547)

Net cash provided by operating activities	173,180	61,349

Investing Activities:
Business acquisitions, net of cash acquired	—	(71,019)
Purchases of fixed assets, net	(3,034)	(4,245)

Net cash used in investing activities	(3,034)	(75,264)

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Cash Flows – Continued
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2017	2016

Financing Activities:
Increase/(decrease) in short-term financing	$(88,409)	$55,656
Repayment of variable rate senior notes	(50,000)	—
Decrease in securities sold under agreements to repurchase	—	(5,502)
Payment of cash dividend	(9,483)	—
Increase/(decrease) in noncontrolling interests	(16,169)	9,178
Repurchase of common stock	(23,597)	(62,142)
Reduced tax benefit from stock-based compensation	—	(113)
Proceeds from stock option exercises	1,703	82

Net cash used in financing activities	(185,955)	(2,841)

Currency adjustment:
Effect of exchange rate changes on cash	620	(910)

Net decrease in cash and cash equivalents	(15,189)	(17,666)

Cash and cash equivalents at beginning of period	41,359	189,910

Cash and cash equivalents at end of period	$26,170	$172,244

Supplemental disclosure of cash flow information –
Cash paid during the period for:
Interest	$11,134	$12,361
Income taxes	$7,843	$21,559

Non-cash investing activities –
Issuance of common stock related to the acquisition of Simmons & Company International:
25,525 shares for the six months ended June 30, 2016	$—	$1,074

Non-cash financing activities –
Issuance of restricted common stock for annual equity award:
198,981 shares and 843,889 shares for the six months ended June 30, 2017 and 2016, respectively	$16,187	$35,089

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 Organization and Basis of Presentation

Organization

Piper Jaffray Companies is the parent company of Piper Jaffray & Co. ("Piper Jaffray"), a securities broker dealer and investment banking firm; Piper Jaffray Ltd., a firm providing securities brokerage and mergers and acquisitions services in Europe; Advisory Research, Inc. ("ARI"), which provides asset management services to separately managed accounts, closed-end and open-end funds and partnerships; Piper Jaffray Investment Group Inc., which consists of entities providing alternative asset management services; Piper Jaffray Financial Products Inc. and Piper Jaffray Financial Products II Inc., entities that facilitate derivative transactions; and other immaterial subsidiaries. Piper Jaffray Companies and its subsidiaries (collectively, the "Company") operate in two reporting segments: Capital Markets and Asset Management. A summary of the activities of each of the Company’s business segments is as follows:

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

Under ASU 2016-09, the Company recognizes the income tax effects of stock awards in the income statement when the awards vest or are settled. For the six months ended June 30, 2017, this accounting change resulted in the recording of a $8.7 million tax benefit for stock awards vesting during the period. Prior to the adoption of this ASU, this amount would have been recorded directly to additional paid-in capital. In addition, the Company has elected to account for forfeitures of awards with service conditions as they occur. This will result in dividends originally charged against retained earnings for forfeited, unvested stock-based payment awards to be reclassified to compensation expense in the period in which the forfeiture occurs. Furthermore, tax impacts from the vesting of stock-based compensation are presented as an operating activity on the consolidated statements of cash flows on a prospective basis.

Future Adoption of New Applicable Accounting Standards

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"), which supersedes current revenue recognition guidance, including most industry-specific guidance. ASU 2014-09, as amended, requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services, and also requires enhanced disclosures.

The Company has identified its revenues and costs that are within the scope of the new guidance, and continues to evaluate their potential impact on the consolidated results of operations and disclosures. The current broker dealer industry treatment of netting deal expenses with investment banking revenues will change under the new guidance. As a result of adopting ASU 2014-09, the Company expects that deal expenses will generally be presented on a gross basis on the consolidated statements of operations, resulting in higher revenues and higher non-compensation expenses. In addition, the Company expects to defer the recognition of performance fees on its merchant banking, energy and senior living alternative asset management funds until such fees are no longer subject to reversal, which will cause a delay in the recognition of these fees as revenue. The Company does not currently anticipate that its current methods of recognizing investment banking revenues will be materially impacted by the new guidance.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The AICPA industry task forces on broker dealers and asset management, the AICPA’s Revenue Recognition Working Group and the AICPA’s Financial Reporting Executive Committee (FinREC) continue to issue interpretive guidance on ASU 2014-09. The Company will continue to evaluate the potential impact of this guidance.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

The Company also entered into acquisition-related compensation arrangements with certain employees of $20.6 million which consisted of cash ($9.0 million) and restricted stock ($11.6 million) for retention purposes. Compensation expense related to these arrangements will be amortized on a straight-line basis over the requisite service period of three years. Additional cash compensation may be available to certain investment banking employees subject to exceeding an investment banking revenue threshold during the three year post-acquisition period to the extent they are employed by the Company at the time of payment. Amounts estimated to be payable related to this performance award plan will be recorded as compensation expense on the consolidated statements of operations over the requisite performance period of three years. As of June 30, 2017, the Company had accrued $7.0 million related to this performance award plan.

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

Six Months Ended
(Dollars in thousands)	June 30, 2016
Net revenues	$331,836
Net income applicable to Piper Jaffray Companies	1,282

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 4 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$45,412	$6,363
Convertible securities	71,288	103,486
Fixed income securities	44,672	21,018
Municipal securities:
Taxable securities	61,482	63,090
Tax-exempt securities	350,756	559,329
Short-term securities	52,249	35,175
Mortgage-backed securities	4,251	5,638
U.S. government agency securities	274,810	205,685
U.S. government securities	14,960	29,970
Derivative contracts	24,611	29,217
Total financial instruments and other inventory positions owned	944,491	1,058,971

Less noncontrolling interests (1)	—	(57,700)
	$944,491	$1,001,271

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$98,548	$89,453
Fixed income securities	23,962	17,324
U.S. government agency securities	19,362	6,723
U.S. government securities	182,653	180,650
Derivative contracts	5,792	5,207
Total financial instruments and other inventory positions sold, but not yet purchased	330,317	299,357

Less noncontrolling interests (2)	—	(631)
	$330,317	$298,726

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

At June 30, 2017 and December 31, 2016, financial instruments and other inventory positions owned in the amount of $414.2 million and $594.4 million, respectively, had been pledged as collateral for short-term financings and repurchase agreements.

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

	June 30, 2017			December 31, 2016
(Dollars in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$276,205	$260,806	$3,224,655	$288,955	$272,819	$3,330,207
Trading securities	383	5,831	327,850	13,952	1,707	423,550
Credit default swap index
Trading securities	—	4,304	110,000	—	127	7,470
	$276,588	$270,941	$3,662,505	$302,907	$274,653	$3,761,227

(1)	Derivative assets are included within financial instruments and other inventory positions owned on the consolidated statements of financial condition.

(2)	Derivative liabilities are included within financial instruments and other inventory positions sold, but not yet purchased on the consolidated statements of financial condition.

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

		Three Months Ended		Six Months Ended
(Dollars in thousands)		June 30,		June 30,
Derivative Category	Operations Category	2017	2016	2017	2016
Interest rate derivative contract	Investment banking	$(483)	$(880)	$(775)	$(2,052)
Interest rate derivative contract	Institutional brokerage	(2,917)	(9,363)	(17,655)	(7,619)
Credit default swap index contract	Institutional brokerage	(77)	3,495	178	3,884
Futures and equity option derivative contracts	Institutional brokerage	—	119	—	148
		$(3,477)	$(6,629)	$(18,252)	$(5,639)

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company’s financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company’s derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of June 30, 2017, the Company had $20.1 million of uncollateralized credit exposure with these counterparties (notional contract amount of $182.1 million), including $15.5 million of uncollateralized credit exposure with one counterparty.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

U.S. government agency securities – U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities and are categorized as Level II. Mortgage bonds include bonds secured by mortgages, mortgage pass-through securities, agency collateralized mortgage-obligation ("CMO") securities and agency interest-only securities. Mortgage pass-through securities, CMO securities and interest-only securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore are generally categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields ranging from 65-539 basis points ("bps") on spreads over U.S. treasury securities, or models based upon prepayment expectations ranging from 0%-30% conditional prepayment rate ("CPR"). These securities are categorized as Level II.

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

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking and other investments at inception to reflect economic events in earnings on a timely basis. Merchant banking and other equity investments of $13.2 million and $19.7 million, included within investments on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets at June 30, 2017 and December 31, 2016, respectively. The realized and unrealized net gains from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were $0.7 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level III financial instruments as of June 30, 2017:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	Discounted cash flow	Expected recovery rate (% of par) (2)	5 - 60%	19.4%
Short-term securities	Discounted cash flow	Expected recovery rate (% of par) (2)	66 - 94%	91.0%
Mortgage-backed securities:
Collateralized by residential mortgages	Discounted cash flow	Credit default rates (3)	0 - 4%	0.9%
		Prepayment rates (4)	7 - 22%	16.0%
		Loss severity (3)	0 - 100%	30.7%
		Valuation yields (3)	3 - 6%	4.1%
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	9 - 30 bps	24.0 bps
Investments at fair value:
Equity securities in private companies	Market approach	Revenue multiple (2)	2 - 5 times	4.4 times
		EBITDA multiple (2)	11 - 15 times	12.7 times
		Gross profit multiple (2)	8 times	8.0 times

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	2 - 36 bps	16.2 bps
Sensitivity of the fair value to changes in unobservable inputs:

(1)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly lower/(higher) fair value measurement.

(2)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly higher/(lower) fair value measurement.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company’s financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of June 30, 2017:

					Counterparty
					and Cash
					Collateral
(Dollars in thousands)	Level I	Level II	Level III		Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$446	$44,966	$—		$—	$45,412
Convertible securities	—	71,288	—		—	71,288
Fixed income securities	—	44,672	—		—	44,672
Municipal securities:
Taxable securities	—	61,482	—		—	61,482
Tax-exempt securities	—	349,639	1,117		—	350,756
Short-term securities	—	51,528	721		—	52,249
Mortgage-backed securities	—	—	4,251		—	4,251
U.S. government agency securities	—	274,810	—		—	274,810
U.S. government securities	14,960	—	—		—	14,960
Derivative contracts	—	276,205	383		(251,977)	24,611
Total financial instruments and other inventory positions owned	15,406	1,174,590	6,472		(251,977)	944,491

Cash equivalents	1,701	—	—		—	1,701

Investments at fair value	37,461	—	113,885	(2)	—	151,346
Total assets	$54,568	$1,174,590	$120,357		$(251,977)	$1,097,538

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$98,548	$—	$—		$—	$98,548
Fixed income securities	—	23,962	—		—	23,962
U.S. government agency securities	—	19,362	—		—	19,362
U.S. government securities	182,653	—	—		—	182,653
Derivative contracts	—	265,368	5,573		(265,149)	5,792
Total financial instruments and other inventory positions sold, but not yet purchased	$281,201	$308,692	$5,573		$(265,149)	$330,317

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

(2)	Noncontrolling interests of $41.2 million are attributable to third party ownership in consolidated merchant banking and senior living funds.

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

The Company’s Level III assets were $120.4 million and $147.1 million, or 11.0 percent and 12.1 percent of financial instruments measured at fair value at June 30, 2017 and December 31, 2016, respectively. The value of transfers between levels are recognized at the beginning of the reporting period. There were no significant transfers between Level I, Level II or Level III for the six months ended June 30, 2017.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	March 31,			Transfers	Transfers	gains/	gains/	June 30,	June 30,
(Dollars in thousands)	2017	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2017	2017 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$1,117	$—	$—	$—	$—	$—	$—	$1,117	$—
Short-term securities	744	—	(25)	—	—	2	—	721	—
Mortgage-backed securities	5,492	—	(1,065)	—	—	(18)	(158)	4,251	(158)
Derivative contracts	1,633	5	(1,093)	—	—	1,088	(1,250)	383	383
Total financial instruments and other inventory positions owned	8,986	5	(2,183)	—	—	1,072	(1,408)	6,472	225

Investments at fair value	110,693	607	(742)	—	(601)	742	3,186	113,885	3,186
Total assets	$119,679	$612	$(2,925)	$—	$(601)	$1,814	$1,778	$120,357	$3,411

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$3,906	$—	$7,758	$—	$—	$(7,758)	$1,667	$5,573	$4,753
Total financial instruments and other inventory positions sold, but not yet purchased	$3,906	$—	$7,758	$—	$—	$(7,758)	$1,667	$5,573	$4,753

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	March 31,			Transfers	Transfers	gains/	gains/	June 30,	June 30,
(Dollars in thousands)	2016	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2016	2016 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$1,177	$—	$—	$—	$—	$—	$—	$1,177	$—
Short-term securities	748	—	—	—	—	—	—	748	—
Mortgage-backed securities	117,891	—	(62,693)	—	—	778	77	56,053	253
Derivative contracts	5	246	—	—	—	(246)	13	18	18
Total financial instruments and other inventory positions owned	119,821	246	(62,693)	—	—	532	90	57,996	271

Investments at fair value	116,841	2,521	—	—	—	—	4,386	123,748	4,386
Total assets	$236,662	$2,767	$(62,693)	$—	$—	$532	$4,476	$181,744	$4,657

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$5,408	$(6,457)	$—	$—	$—	$6,457	$9,377	$14,785	$13,173
Total financial instruments and other inventory positions sold, but not yet purchased	$5,408	$(6,457)	$—	$—	$—	$6,457	$9,377	$14,785	$13,173

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	June 30,	June 30,
(Dollars in thousands)	2016	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2017	2017 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Taxable securities	$2,686	$—	$(2,703)	$—	$—	$716	$(699)	$—	$—
Tax-exempt securities	1,077	—	—	—	—	—	40	1,117	40
Short-term securities	744	—	(25)	—	—	2	—	721	—
Mortgage-backed securities	5,365	996	(1,854)	—	—	296	(552)	4,251	(158)
Derivative contracts	13,952	245	(11,979)	—	—	11,733	(13,568)	383	383
Total financial instruments and other inventory positions owned	23,824	1,241	(16,561)	—	—	12,747	(14,779)	6,472	265

Investments at fair value	123,319	7,194	(25,212)	—	(601)	9,398	(213)	113,885	9,680
Total assets	$147,143	$8,435	$(41,773)	$—	$(601)	$22,145	$(14,992)	$120,357	$9,945

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$1,487	$(719)	$7,758	$—	$—	$(7,039)	$4,086	$5,573	$5,573
Total financial instruments and other inventory positions sold, but not yet purchased	$1,487	$(719)	$7,758	$—	$—	$(7,039)	$4,086	$5,573	$5,573

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	June 30,	June 30,
(Dollars in thousands)	2015	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2016	2016 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Taxable securities	$5,816	$—	$(611)	$—	$(5,216)	$11	$—	$—	$—
Tax-exempt securities	1,177	—	—	—	—	—	—	1,177	—
Short-term securities	720	—	—	—	—	—	28	748	28
Mortgage-backed securities	121,124	26,519	(89,907)	—	—	1,845	(3,528)	56,053	153
Derivative contracts	—	246	—	—	—	(246)	18	18	18
Total financial instruments and other inventory positions owned	128,837	26,765	(90,518)	—	(5,216)	1,610	(3,482)	57,996	199

Investments at fair value	109,444	16,648	—	—	(9,088)	—	6,744	123,748	6,744
Total assets	$238,281	$43,413	$(90,518)	$—	$(14,304)	$1,610	$3,262	$181,744	$6,943

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$7,148	$(15,599)	$—	$—	$—	$15,599	$7,637	$14,785	$14,785
Total financial instruments and other inventory positions sold, but not yet purchased	$7,148	$(15,599)	$—	$—	$—	$15,599	$7,637	$14,785	$14,785

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

Consolidated VIEs

The Company’s consolidated VIEs at June 30, 2017 include certain alternative asset management funds in which the Company has an investment and, as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.

The following table presents information about the carrying value of the assets and liabilities of the VIEs which are consolidated by the Company and included on the consolidated statements of financial condition at June 30, 2017. The assets can only be used to settle the liabilities of the respective VIE, and the creditors of the VIEs do not have recourse to the general credit of the Company. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities are eliminated in consolidation.

Alternative Asset
(Dollars in thousands)	Management Funds
Assets:
Receivables from brokers, dealers and clearing organizations	$15,611
Financial instruments and other inventory positions owned and pledged as collateral	154,852
Investments	97,216
Other assets	6,988
Total assets	$274,667

Liabilities:
Short-term financing	$114,038
Payables to brokers, dealers and clearing organizations	25,489
Financial instruments and other inventory positions sold, but not yet purchased	10,933
Other liabilities and accrued expenses	7,914
Total liabilities	$158,374

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Nonconsolidated VIEs

The Company determined it is not the primary beneficiary of certain VIEs and accordingly does not consolidate them. These VIEs had net assets approximating $0.6 billion and $0.8 billion at June 30, 2017 and December 31, 2016, respectively. The Company’s exposure to loss from these VIEs is $6.7 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at June 30, 2017. The Company had no liabilities related to these VIEs at June 30, 2017 and December 31, 2016, respectively. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of June 30, 2017.

Note 7 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Receivable arising from unsettled securities transactions	$30,277	$132,724
Deposits paid for securities borrowed	41,252	27,573
Receivable from clearing organizations	33,825	3,293
Deposits with clearing organizations	57,817	35,713
Securities failed to deliver	8,114	975
Other	16,150	12,452
Total receivables from brokers, dealers and clearing organizations	$187,435	$212,730

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Payable arising from unsettled securities transactions	$25,489	$13,948
Payable to clearing organizations	3,806	15,893
Securities failed to receive	6,386	3,043
Other	7,186	7,958
Total payables to brokers, dealers and clearing organizations	$42,867	$40,842

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

In the normal course of business, the Company obtains securities purchased under agreements to resell, securities borrowed and margin agreements on terms that permit it to repledge or resell the securities to others, typically pursuant to repurchase agreements. The Company obtained securities with a fair value of approximately $191.9 million and $192.2 million at June 30, 2017 and December 31, 2016, respectively, of which $171.7 million and $185.2 million, respectively, had been pledged or otherwise transferred to satisfy its commitments under financial instruments and other inventory positions sold, but not yet purchased.

The following is a summary of the Company’s securities sold under agreements to repurchase ("Repurchase Liabilities"), the fair market value of collateral pledged and the interest rate charged by the Company’s counterparty, which is based on LIBOR plus an applicable margin, as of June 30, 2017:

	Repurchase	Fair Market
(Dollars in thousands)	Liabilities	Value	Interest Rate
On demand maturities:
U.S. government securities	$10,795	$10,510	0.60%

Reverse repurchase agreements, repurchase agreements and securities borrowed and loaned are reported on a net basis by counterparty when a legal right of offset exists. There were no gross amounts offset on the consolidated statements of financial condition for reverse repurchase agreements, securities borrowed or repurchase agreements at June 30, 2017, as a legal right of offset did not exist.

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

The Company had no outstanding securities lending arrangements as of June 30, 2017 or December 31, 2016. See Note 4 for information related to the Company's offsetting of derivative contracts.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 9 Investments

The Company’s investments include investments in private companies and partnerships, registered mutual funds, warrants of public and private companies and private company debt.

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Investments at fair value	$151,346	$156,102
Investments at cost	2,819	2,755
Investments accounted for under the equity method	9,996	9,200
Total investments	164,161	168,057

Less investments attributable to noncontrolling interests (1)	(41,247)	(45,123)
	$122,914	$122,934

(1)	Noncontrolling interests are attributable to third party ownership in consolidated merchant banking and senior living funds.

At June 30, 2017, investments carried on a cost basis had an estimated fair market value of $4.4 million. Because valuation estimates were based upon management’s judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Note 10 Other Assets

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Net deferred income tax assets	$89,532	$97,833
Income tax receivables	10,453	—
Fee receivables	21,423	22,840
Accrued interest receivables	8,187	9,259
Forgivable loans, net	8,926	9,307
Prepaid expenses	6,327	6,363
Secured loan receivables	2,975	6,236
Other	13,268	13,124
Total other assets	$161,091	$164,962

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 11 Short-Term Financing

	Outstanding Balance		Weighted Average Interest Rate
	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands)	2017	2016	2017	2016
Commercial paper (secured)	$112,386	$147,021	2.65%	2.12%
Prime broker arrangements	114,037	271,811	1.96%	1.49%
Bank lines (secured)	104,000	—	2.06%	N/A
Total short-term financing	$330,423	$418,832

The Company issues secured commercial paper to fund a portion of its securities inventory. The commercial paper notes ("CP Notes") can be issued with maturities of 27 days to 270 days from the date of issuance. The CP Notes are issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and are secured by different inventory classes. As of June 30, 2017, the weighted average maturity of CP Series A, CP Series II A and CP Series III A was 25 days, 16 days and 21 days, respectively. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin. CP Series III A includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain excess net capital of $120 million.

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

The Company’s committed short-term bank line financing at June 30, 2017 consisted of a one-year $200 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2016. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 16, 2017. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At June 30, 2017, the Company had $104.0 million in advances against this line of credit.

The Company’s uncommitted secured lines at June 30, 2017 totaled $185 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company’s uncommitted lines are subject to approval by the individual banks each time an advance is requested and may be denied. At June 30, 2017, the Company had no advances against these lines of credit.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 12 Senior Notes

The Company has entered into variable and fixed rate senior notes with certain entities advised by Pacific Investment Management Company ("PIMCO"). The following table presents the outstanding balance by note class:

	Outstanding Balance
	June 30,	December 31,
(Dollars in thousands)	2017	2016
Class A Notes	$—	$50,000
Class C Notes	125,000	125,000
Total senior notes	$125,000	$175,000

On October 8, 2015, the Company entered into a second amended and restated note purchase agreement ("Second Amended and Restated Note Purchase Agreement") under which the Company issued $125 million of fixed rate Class C Notes. The Class C Notes bear interest at an annual fixed rate of 5.06 percent, are payable semi-annually and mature on October 9, 2018. The unpaid principal amount is due in full on the maturity date and may not be prepaid by the Company. The variable rate Class A Notes were repaid by the Company upon maturity on May 31, 2017.

The Second Amended and Restated Note Purchase Agreement includes customary events of default and covenants that, among other things, require the Company to maintain a minimum consolidated tangible net worth and regulatory net capital, limit the Company's leverage ratio and require the Company to maintain a minimum ratio of operating cash flow to fixed charges. At June 30, 2017, the Company was in compliance with all covenants.

The senior notes are recorded at amortized cost. As of June 30, 2017, the fair value of the fixed rate Class C Notes was approximately $125.9 million.

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

The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations and regulatory proceedings. Reasonably possible losses in excess of amounts accrued at June 30, 2017 are not material. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

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

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2016
Severance, benefits and outplacement costs	$1,207	$6,608
Vacated redundant leased office space	1,320	1,320
Contract termination costs	422	1,026
Total pre-tax restructuring charges	$2,949	$8,954

Note 15 Shareholders’ Equity

Share Repurchases

Effective August 14, 2015, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2017. During the six months ended June 30, 2017, the Company repurchased 27,530 shares at an average price of $72.63 per share for an aggregate purchase price of $2.0 million related to this authorization. During the six months ended June 30, 2016, the Company repurchased 1,351,015 shares at an average price of $38.76 per share for an aggregate purchase price of $52.4 million related to this authorization. The Company has $69.8 million remaining under this authorization.

The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. The Company purchased 293,357 shares and 233,431 shares, or $21.6 million and $9.8 million of the Company’s common stock for this purpose during the six months ended June 30, 2017 and 2016, respectively.

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 16. During the six months ended June 30, 2017 and 2016, the Company issued 800,044 shares and 674,981 shares, respectively, related to these obligations.

Dividends

Beginning in 2017, the Company initiated the payment of a quarterly cash dividend to holders of its common stock. The Company's board of directors determines the declaration and payment of dividends on a quarterly basis, and is free to change the Company's dividend policy at any time.

On July 27, 2017, the board of directors declared a cash dividend of $0.3125 per share to be paid on September 15, 2017, to shareholders of record as of the close of business on August 28, 2017. During the six months ended June 30, 2017, the Company declared and paid dividends of $0.625 per share, totaling $9.5 million.

Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders’ proportionate share of the equity in a merchant banking fund of $37.1 million and a senior living fund aggregating $8.1 million as of June 30, 2017. As of December 31, 2016, noncontrolling interests included the minority equity holders’ proportionate share of the equity in a merchant banking fund of $35.0 million, a municipal bond fund with employee investors of $9.2 million and a senior living fund aggregating $12.8 million.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Ownership interests in entities held by parties other than the Company’s common shareholders are presented as noncontrolling interests within shareholders’ equity, separate from the Company’s own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company’s common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the six months ended June 30, 2017 and 2016, respectively.

The following table presents the changes in shareholders' equity for the six months ended June 30, 2017:

	Common	Common		Total
	Shares	Shareholders’	Noncontrolling	Shareholders’
(Amounts in thousands, except share amounts)	Outstanding	Equity	Interests	Equity
Balance at December 31, 2016	12,391,970	$759,250	$57,016	$816,266
Net income	—	33,848	4,317	38,165
Dividends	—	(9,483)	—	(9,483)
Amortization/issuance of restricted stock (1)	—	26,725	—	26,725
Issuance of treasury shares for options exercised	26,149	1,703	—	1,703
Issuance of treasury shares for restricted stock vestings	773,895	—	—	—
Repurchase of common stock through share repurchase program	(27,530)	(1,999)	—	(1,999)
Repurchase of common stock for employee tax withholding	(293,357)	(21,598)	—	(21,598)
Shares reserved/issued for director compensation	2,124	134	—	134
Other comprehensive income	—	995	—	995
Fund capital distributions, net	—	—	(16,169)	(16,169)
Balance at June 30, 2017	12,873,251	$789,575	$45,164	$834,739

(1)	Includes amortization of restricted stock as part of deal consideration for the acquisition of Simmons. See Note 3 for further discussion.

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

The following table provides a summary of the Company’s outstanding equity awards (in shares or units) as of June 30, 2017:

Incentive Plan
Restricted Stock
Annual grants	920,517
Sign-on grants	273,727
1,194,244
Inducement Plan
Restricted Stock	260,231

Total restricted stock related to compensation	1,454,475

Simmons Deal Consideration (1)	837,225

Total restricted stock outstanding	2,291,700

Incentive Plan
Restricted Stock Units
Leadership grants	295,151

(1)	The Company issued restricted stock with service conditions as part of deal consideration for the acquisition of Simmons. See Note 3 for further discussion.

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company’s employees and directors for up to 8.2 million shares of common stock (0.9 million shares remained available for future issuance under the Incentive Plan as of June 30, 2017). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.

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

Up to 75 percent of the award can be earned based on the Company achieving certain average adjusted return on equity targets, as defined in the terms of the award agreement. The fair value of this portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The probability that the performance condition will be achieved is reevaluated each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested share units upon termination of employment with a corresponding reversal of compensation expense. As of June 30, 2017, the Company has determined that the performance condition is probable of achieving 50 percent of the grant award.

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

Stock-Based Compensation Activity

The Company recorded compensation expense of $12.1 million and $13.7 million for the three months ended June 30, 2017 and 2016, respectively, and $12.3 million and $24.1 million for the six months ended June 30, 2017 and 2016, respectively, related to employee restricted stock and restricted stock unit awards. Forfeitures were $0.6 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and $2.3 million and $0.2 million, for the six months ended June 30, 2017 and 2016, respectively. The tax benefit related to stock-based compensation totaled $5.5 million and $2.7 million for the three months ended June 30, 2017 and 2016, respectively, and $11.6 million and $6.7 million for the six months ended June 30, 2017 and 2016, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the Company’s unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2016	2,874,117	$43.12
Granted	233,280	78.68
Vested	(650,499)	45.30
Canceled	(165,198)	41.96
June 30, 2017	2,291,700	$46.20

The following table summarizes the changes in the Company’s unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2016	374,460	$21.63
Granted	35,981	84.10
Vested	(115,290)	23.42
Canceled	—	—
June 30, 2017	295,151	$28.55

As of June 30, 2017, there was $34.3 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes the changes in the Company’s outstanding stock options:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2016	30,613	$65.86	0.3	$203,291
Granted	—	—
Exercised	(26,149)	65.13
Canceled	—	—
Expired	(4,464)	70.13
June 30, 2017	—	$—	0.0	$—

As of June 30, 2017, there was no unrecognized compensation cost related to stock options expected to be recognized over future years. The intrinsic value of options exercised was $0.3 million and the resulting tax benefit realized was $0.1 million for the six months ended June 30, 2017. The intrinsic value of options exercised and the resulting tax benefit realized were immaterial for the six months ended June 30, 2016.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Deferred Compensation Plans

The Company maintains various deferred compensation arrangements for employees.

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a percentage of their base salary, commissions and/or cash bonuses. The deferrals vest immediately and are non-forfeitable. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. Investments in the grantor trust, consisting of mutual funds, totaled $29.1 million and $24.4 million as of June 30, 2017 and December 31, 2016, respectively, and are included in investments on the consolidated statements of financial condition. The compensation deferred by the employees is expensed in the period earned. The deferred compensation liability was $29.2 million and $24.5 million as of June 30, 2017 and December 31, 2016, respectively. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

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

The computation of earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2017	2016	2017	2016
Net income applicable to Piper Jaffray Companies	$13,573	$1,938	$33,848	$4,375
Earnings allocated to participating securities (1)	(2,051)	(361)	(5,436)	(690)
Net income applicable to Piper Jaffray Companies’ common shareholders (2)	$11,522	$1,577	$28,412	$3,685

Shares for basic and diluted calculations:
Average shares used in basic computation	12,826	12,927	12,711	13,043
Stock options	—	15	—	13
Restricted stock units	111	—	219	—
Average shares used in diluted computation	12,937	12,942	12,930	13,056

Earnings per common share:
Basic	$0.89	$0.12	$2.24	$0.28
Diluted	$0.89	$0.12	$2.21	$0.28

(1)
Represents the allocation of earnings to participating securities. Losses are not allocated to participating securities. Participating securities include all of the Company’s unvested restricted shares. The weighted average participating shares outstanding were 2,296,080 and 2,951,985 for the three months ended June 30, 2017 and 2016, respectively, and 2,462,486 and 2,445,372 for the six months ended June 30, 2017 and 2016, respectively.

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

The anti-dilutive effects from stock options and restricted stock units were immaterial for the six months ended June 30, 2017 and 2016, respectively.

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

Reportable segment financial results are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016

Capital Markets
Investment banking
Financing
Equities	$24,730	$16,786	$48,112	$23,352
Debt	21,971	33,325	38,379	49,297
Advisory services	92,507	48,112	185,389	129,741
Total investment banking	139,208	98,223	271,880	202,390

Institutional sales and trading
Equities	20,569	22,612	40,675	42,281
Fixed income	19,221	28,952	42,461	46,006
Total institutional sales and trading	39,790	51,564	83,136	88,287

Management and performance fees	1,497	1,794	3,494	2,759

Investment income	5,307	7,451	15,815	9,537

Long-term financing expenses	(2,029)	(2,293)	(4,267)	(4,585)

Net revenues	183,773	156,739	370,058	298,388

Operating expenses (1)	164,233	152,028	328,293	290,883

Segment pre-tax operating income	$19,540	$4,711	$41,765	$7,505

Segment pre-tax operating margin	10.6%	3.0%	11.3%	2.5%

Continued on next page

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016

Asset Management
Management and performance fees
Management fees	$13,689	$12,801	$27,699	$25,684
Performance fees	—	—	—	—
Total management and performance fees	13,689	12,801	27,699	25,684

Investment income/(loss)	283	943	517	(33)

Net revenues	13,972	13,744	28,216	25,651

Operating expenses (1)	13,645	11,946	27,305	23,205

Segment pre-tax operating income	$327	$1,798	$911	$2,446

Segment pre-tax operating margin	2.3%	13.1%	3.2%	9.5%

Total
Net revenues	$197,745	$170,483	$398,274	$324,039

Operating expenses (1)	177,878	163,974	355,598	314,088

Pre-tax operating income	$19,867	$6,509	$42,676	$9,951

Pre-tax operating margin	10.0%	3.8%	10.7%	3.1%
(1)Operating expenses include intangible asset amortization expense as set forth in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Capital Markets	$2,545	$2,707	$5,089	$4,616
Asset Management	1,277	1,387	2,555	2,774
Total intangible asset amortization expense	$3,822	$4,094	$7,644	$7,390

Reportable segment assets are as follows:

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Capital Markets	$1,750,374	$1,934,528
Asset Management	180,959	190,975
Total assets	$1,931,333	$2,125,503

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

At June 30, 2017, net capital calculated under the SEC rule was $215.1 million, and exceeded the minimum net capital required under the SEC rule by $214.1 million.

The Company’s committed short-term credit facility and its senior notes include covenants requiring Piper Jaffray to maintain minimum net capital of $120 million. CP Notes issued under CP Series III A include a covenant that requires Piper Jaffray to maintain excess net capital of $120 million.

Piper Jaffray Ltd., a broker dealer subsidiary registered in the United Kingdom, is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of June 30, 2017, Piper Jaffray Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Jaffray Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At June 30, 2017, Piper Jaffray Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Note 20 Income Taxes

The Company recorded income tax expense of $4.9 million for the three months ended June 30, 2017. Income tax expense was reduced by a tax benefit of $1.8 million related to stock-based compensation awards vesting at values greater than the grant price. See Note 2 regarding the tax impact from the adoption of ASU 2016-09.

The Company had income tax expense of $2.0 million for the three months ended June 30, 2016, resulting in an effective tax rate, excluding noncontrolling interests, of 50.7 percent. The effective tax rate was unusually high because the Company recorded a 100 percent valuation allowance against tax benefits generated from net operating losses within Piper Jaffray Ltd.

The Company's effective tax rate, excluding noncontrolling interests, for the six months ended June 30, 2017 was 11.8 percent, compared to 34.0 percent for the six months ended June 30, 2016. The effective tax rate was lower for the six months ended June 30, 2017 due to a tax benefit of $8.7 million related to stock-based compensation awards vesting at values greater than the grant price.

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

With respect to our Asset Management segment, an extended cycle of investors favoring passive investment vehicles over active management, along with certain products having investment performance below their benchmarks, have combined to reduce assets under management ("AUM") and revenues in our value equity products. We have added new investment strategies in an effort to increase AUM and revenues to this business, however, the costs associated with hiring new investment teams combined with AUM outflows from existing equity strategies, and the resultant reduction in revenue, has lowered our profitability for this business. Further decline in the profitability of our Asset Management segment may result in an impairment of our Asset Management goodwill. For more information on our goodwill impairment testing in this area, please refer to our "Critical Accounting Policies" section.

Financial Highlights

	Three Months Ended			Six Months Ended
(Amounts in thousands, except per share data)	June 30,	June 30,	Percent	June 30,	June 30,	Percent
	2017	2016	Inc/(Dec)	2017	2016	Inc/(Dec)
U.S. GAAP
Net revenues	$197,745	$170,483	16.0%	$398,274	$324,039	22.9%
Compensation and benefits expenses	134,314	117,148	14.7	268,692	221,584	21.3
Non-compensation expenses	43,564	46,826	(7.0)	86,906	92,504	(6.1)
Net income applicable to Piper Jaffray Companies	13,573	1,938	600.4	33,848	4,375	673.7
Earnings per diluted common share	$0.89	$0.12	641.7	$2.21	$0.28	689.3

Non-GAAP(1)
Adjusted net revenues	$195,778	$167,188	17.1%	$392,410	$319,395	22.9%
Adjusted compensation and benefits expenses	126,223	107,086	17.9	252,700	208,216	21.4
Adjusted non-compensation expenses	38,992	38,579	1.1	77,458	73,588	5.3
Adjusted net income applicable to Piper Jaffray Companies	21,274	13,938	52.6	48,755	24,547	98.6
Adjusted earnings per diluted common share	$1.40	$0.88	59.1	$3.18	$1.58	101.3

For the three months ended June 30, 2017

•
Net revenues increased 16.0 percent from the year-ago period as significantly higher advisory services revenues, as well as increased equity financing revenues, were partially offset by lower debt financing and institutional brokerage revenues.

•	Compensation and benefits expenses increased 14.7 percent compared with the prior-year period due to increased revenues.

•
Non-compensation expenses were down 7.0 percent compared to the year-ago period. In the second quarter of 2016, non-compensation expenses included $3.4 million of restructuring and integration costs primarily related to the acquisition of Simmons & Company International ("Simmons"), which we acquired on February 26, 2016.

•
Our second quarter 2017 results include a $1.8 million tax benefit related to restricted stock vesting at values greater than the grant price. The tax benefit increased earnings per diluted common share by $0.12 in the second quarter of 2017.

For the six months ended June 30, 2017

•
Net revenues increased 22.9 percent from the year-ago period. Higher advisory services and equity financing revenues, as well as higher investment income, were partially offset by lower debt financing and institutional brokerage revenues.

•	Compensation and benefits expenses increased 21.3 percent compared with the prior-year period due to increased revenues, as well as higher acquisition-related compensation costs.

•
Non-compensation expenses were down 6.1 percent compared to the year-ago period. In the first half of 2016, non-compensation expenses included $10.2 million of restructuring and integration costs primarily related to the acquisition of Simmons. Incremental back office conversion costs, as well as higher outside services expenses, partially offset the lower restructuring costs in the current period.

•
For the six months ended June 30, 2017, we recorded a tax benefit of $8.7 million related to restricted stock vesting at values greater than the grant price. The tax benefit increased earnings per diluted common share by $0.57 in the first half of 2017.

•
For the twelve months ended June 30, 2017, our rolling twelve month return on average common shareholders' equity was 1.0 percent, compared with 2.8 percent for the rolling twelve months ended June 30, 2016. On an adjusted basis, we generated a rolling twelve month return on average common shareholders' equity of 12.4 percent(2) for the twelve months ended June 30, 2017, compared with 6.7 percent(2) for the rolling twelve months ended June 30, 2016.

(1)	Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2017	2016	2017	2016
Net revenues:
Net revenues – U.S. GAAP basis	$197,745	$170,483	$398,274	$324,039
Adjustments:
Revenue related to noncontrolling interests	(1,967)	(3,295)	(5,864)	(4,644)
Adjusted net revenues	$195,778	$167,188	$392,410	$319,395

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$134,314	$117,148	$268,692	$221,584
Adjustments:
Compensation from acquisition-related agreements	(8,091)	(10,062)	(15,992)	(13,368)
Adjusted compensation and benefits	$126,223	$107,086	$252,700	$208,216

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$43,564	$46,826	$86,906	$92,504
Adjustments:
Non-compensation expenses related to noncontrolling interests	(579)	(720)	(1,547)	(1,320)
Restructuring and integration costs	—	(3,433)	—	(10,206)
Amortization of intangible assets related to acquisitions	(3,822)	(4,094)	(7,644)	(7,390)
Non-compensation expenses from acquisition-related agreements	(171)	—	(257)	—
Adjusted non-compensation expenses	$38,992	$38,579	$77,458	$73,588

Net income applicable to Piper Jaffray Companies:
Net income applicable to Piper Jaffray Companies – U.S. GAAP basis	$13,573	$1,938	$33,848	$4,375
Adjustments:
Compensation from acquisition-related agreements	5,248	6,623	10,054	8,643
Restructuring and integration costs	—	2,876	—	7,014
Amortization of intangible assets related to acquisitions	2,348	2,501	4,695	4,515
Non-compensation expenses from acquisition-related agreements	105	—	158	—
Adjusted net income applicable to Piper Jaffray Companies	$21,274	$13,938	$48,755	$24,547

Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$0.89	$0.12	$2.21	$0.28
Adjustments:
Compensation from acquisition-related agreements	0.34	0.42	0.65	0.56
Restructuring and integration costs	—	0.18	—	0.45
Amortization of intangible assets related to acquisitions	0.15	0.16	0.30	0.29
Non-compensation expenses from acquisition-related agreements	0.01	—	0.01	—
Adjusted earnings per diluted common share	$1.40	$0.88	$3.18	$1.58

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

External Factors Impacting Our Business

Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Overall market conditions are a product of many factors, which are beyond our control, often unpredictable and at times inherently volatile. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the demand for investment banking services as reflected by the number and size of equity and debt financings and merger and acquisition transactions, the relative level of volatility of the equity and fixed income markets, changes in interest rates and credit spreads (especially rapid and extreme changes), overall market liquidity, the level and shape of various yield curves, the volume and value of trading in securities, overall equity valuations, and the demand for active asset management services.

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

Outlook for the remainder of 2017

We would expect the U.S. economy to continue to grow at a slow and steady pace through the second half of 2017. Administrative and legislative policies, including increased fiscal spending, deregulation and tax reform, may provide catalysts to accelerate economic growth. However, uncertainty over the details of these policies, their timing, the probability of implementation and their transition, as well as political or economic instability internationally, may inject periods of heightened volatility into the U.S. equity and debt markets. The U.S. Federal Reserve increased short-term interest rates two times in the first half of 2017 on the expectation of stronger economic growth. We anticipate that the U.S. Federal Reserve will attempt to pursue a gradual and steady path to rate normalization, absent significant shifts in tax and monetary policy. Exogenous conditions, however, may trigger episodes of volatility with respect to interest rates. A rising or volatile interest rate environment could manifest itself in changes to the yield curve or relative spreads which may have a mixed impact on certain of our businesses.

We expect conditions in the equity markets to remain conducive to our equity capital raising and advisory activities for the remainder of 2017. While lower volatility benefits our capital raising business, it has the inverse effect on our equity sales and trading business. If we experience sustained bouts of higher volatility or a material market correction, however, our equity brokerage business may benefit while our equity capital raising and advisory businesses may suffer. We believe our advisory services business will continue to perform well in the second half of 2017 on the strength of our market position, recent investments, readily available capital and a combination of high CEO and small business confidence levels. Advisory services revenues for any given quarter are impacted by the timing and size of the deals closing, which can result in fluctuations in revenues period over period.

While higher interest rates across the yield curve would be favorable to our fixed income institutional brokerage business, the move to higher rates could adversely impact our public finance business in the short-term as the level of refunding activity eases while greater economic growth has not yet spurred a ramp in new money issuance volumes. We believe that the level of municipal debt underwriting activity will decline in 2017 after record market issuance volumes in 2016. Our geographic range, product capabilities, and industry expertise should serve to mitigate over time the impact of less favorable market conditions on the performance of our public finance business.

As economic growth continues, we would expect rising market valuations, which have a positive impact on our asset management business. However, this impact may be eroded by the shift to passive investment strategies as extremely low volatility in a market with slow but steady growth favors lower-cost passive investment vehicles. We would expect that active asset managers, ourselves included, will remain under pressure to create alpha for their clients and to maintain or grow AUM.

Results of Operations

Financial Summary for the three months ended June 30, 2017 and June 30, 2016

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	June 30,			June 30,
			2017
(Dollars in thousands)	2017	2016	v2016	2017	2016
Revenues:
Investment banking	$138,528	$97,414	42.2%	70.1%	57.1%
Institutional brokerage	37,074	48,185	(23.1)	18.7	28.3
Asset management	15,186	14,595	4.0	7.7	8.6
Interest	7,766	7,922	(2.0)	3.9	4.6
Investment income	5,453	8,276	(34.1)	2.8	4.9
Total revenues	204,007	176,392	15.7	103.2	103.5

Interest expense	6,262	5,909	6.0	3.2	3.5

Net revenues	197,745	170,483	16.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	134,314	117,148	14.7	67.9	68.7
Outside services	9,789	10,184	(3.9)	5.0	6.0
Occupancy and equipment	8,257	8,850	(6.7)	4.2	5.2
Communications	7,273	7,294	(0.3)	3.7	4.3
Marketing and business development	8,282	9,171	(9.7)	4.2	5.4
Trade execution and clearance	1,928	1,916	0.6	1.0	1.1
Restructuring and integration costs	—	3,433	N/M	—	2.0
Intangible asset amortization expense	3,822	4,094	(6.6)	1.9	2.4
Back office conversion costs	868	—	N/M	0.4	—
Other operating expenses	3,345	1,884	77.5	1.7	1.1
Total non-interest expenses	177,878	163,974	8.5	90.0	96.2

Income before income tax expense	19,867	6,509	205.2	10.0	3.8

Income tax expense	4,906	1,996	145.8	2.5	1.2

Net income	14,961	4,513	231.5	7.6	2.6

Net income applicable to noncontrolling interests	1,388	2,575	(46.1)	0.7	1.5

Net income applicable to Piper Jaffray Companies	$13,573	$1,938	600.4%	6.9%	1.1%
N/M – Not meaningful

For the three months ended June 30, 2017, we recorded net income applicable to Piper Jaffray Companies of $13.6 million. Net revenues for the three months ended June 30, 2017 were $197.7 million, a 16.0 percent increase compared to $170.5 million in the year-ago period. In the second quarter of 2017, investment banking revenues were $138.5 million, up 42.2 percent compared with $97.4 million in the prior-year period, as higher advisory services and equity financing revenues were partially offset by lower debt financing revenues. For the three months ended June 30, 2017, institutional brokerage revenues decreased 23.1 percent to $37.1 million, compared with $48.2 million in the second quarter of 2016, driven by lower fixed income institutional brokerage revenues. In the second quarter of 2017, asset management fees of $15.2 million were up 4.0 percent compared with $14.6 million in the second quarter of 2016 due to higher management fees from our master limited partnership ("MLP") product offerings. For the three months ended June 30, 2017, net interest income was $1.5 million, down from $2.0 million in the prior-year period. In the second quarter of 2017, investment income was $5.5 million, compared with $8.3 million in the prior-year period. In the second quarter of 2016, we recorded higher gains on our firm investments. Non-interest expenses were $177.9 million for the three months ended June 30, 2017, up 8.5 percent compared to $164.0 million in the prior-year period, due primarily to increased compensation expenses driven by higher revenues. This increase was partially offset by lower restructuring costs. In the second quarter of 2016, we recorded $3.4 million of restructuring and integration costs primarily related to the acquisition of Simmons.

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

For the three months ended June 30, 2017, compensation and benefits expenses increased to $134.3 million, compared with $117.1 million in the corresponding period of 2016, due to higher revenues. Compensation and benefits expenses as a percentage of net revenues was 67.9 percent in the second quarter of 2017, compared with 68.7 percent in the second quarter of 2016.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses decreased 3.9 percent to $9.8 million in the second quarter of 2017, compared with $10.2 million in the corresponding period of 2016. Excluding the portion of expenses from non-controlled equity interests in our consolidated alternative asset management funds, outside services expenses were flat.

Occupancy and Equipment – For the three months ended June 30, 2017, occupancy and equipment expenses decreased 6.7 percent to $8.3 million, compared with $8.9 million for the three months ended June 30, 2016.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the three months ended June 30, 2017, communication expenses were flat at $7.3 million, compared with the three months ended June 30, 2016.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. For the three months ended June 30, 2017, marketing and business development expenses decreased 9.7 percent to $8.3 million, compared with $9.2 million in the corresponding period of 2016. The decrease was driven by lower travel expenses.

Trade Execution and Clearance – For the three months ended June 30, 2017, trade execution and clearance expenses were $1.9 million, flat compared with the corresponding period of 2016.

Restructuring and Integration Costs – In the second quarter of 2016, we recorded restructuring and integration costs of $3.4 million primarily related to the acquisition of Simmons. The expenses consisted of $1.3 million for vacated redundant leased office space, $1.2 million of severance, benefits and outplacement costs, $0.5 million of transaction costs, and $0.4 million of contract termination costs.

Intangible Asset Amortization Expense – Intangible asset amortization expense includes the amortization of definite-lived intangible assets consisting of customer relationships and the Simmons trade name. For the three months ended June 30, 2017, intangible asset amortization expense was $3.8 million, compared with $4.1 million in the corresponding period of 2016.

Back Office Conversion Costs – In the third quarter of 2017, we will be migrating to a fully disclosed clearing model and no longer be self clearing. Back office conversion costs include costs incurred to transition to a fully disclosed clearing model, such as contract termination fees, vendor migration fees, other professional fees, and severance benefits for impacted personnel. For the three months ended June 30, 2017, we incurred back office conversion costs of $0.9 million. We expect to incur costs of approximately $3.0 million between 2016 and 2017, of which $1.4 million was incurred in 2016 and the first quarter of 2017. We anticipate a meaningful reduction in our trade clearing expenses by moving to a fully disclosed model.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses were $3.3 million in the second quarter of 2017, compared with $1.9 million in the second quarter of 2016. The increase was primarily due to higher expense related to our charitable giving program driven by our increased profitability, as well as increased insurance costs. Additionally, in the second quarter of 2016 we recorded foreign currency gains from our foreign cash accounts versus losses in the second quarter of 2017.

Income Taxes – For the three months ended June 30, 2017, income tax expense was $4.9 million, equating to an effective tax rate, excluding noncontrolling interests, of 26.5 percent. In the second quarter of 2017, we recorded a $1.8 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. As discussed in Note 2, "Accounting Policies and Pronouncements" in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, effective as of January 1, 2017, new accounting guidance requires us to recognize the income tax effects of stock-based compensation awards in the income statement when the awards vest, rather than as additional paid-in capital. The amount recognized in the income statement in future periods may vary depending upon, among other things, the number of restricted shares vesting and their change in value since the grant date. We would expect that the impact of this guidance will be more meaningful in the first half of each year as the majority of our restricted stock vestings related to our employees' incentive compensation occurs in February. For the three months ended June 30, 2016, our provision for income taxes was $2.0 million equating to an effective tax rate, excluding noncontrolling interests, of 50.7 percent. In the second quarter of 2016, we recorded a 100.0 percent valuation allowance against tax benefits generated from net operating losses within Piper Jaffray Ltd.

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

Capital Markets

The following table sets forth the Capital Markets adjusted segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Three Months Ended June 30,
	2017				2016
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Financing
Equities	$24,730	$—	$—	$24,730	$16,786	$—	$—	$16,786
Debt	21,971	—	—	21,971	33,325	—	—	33,325
Advisory services	92,507	—	—	92,507	48,112	—	—	48,112
Total investment banking	139,208	—	—	139,208	98,223	—	—	98,223

Institutional sales and trading
Equities	20,569	—	—	20,569	22,612	—	—	22,612
Fixed income	19,221	—	—	19,221	28,212	740	—	28,952
Total institutional sales and trading	39,790	—	—	39,790	50,824	740	—	51,564

Management and performance fees	1,497	—	—	1,497	1,794	—	—	1,794

Investment income	3,340	1,967	—	5,307	4,896	2,555	—	7,451

Long-term financing expenses	(2,029)	—	—	(2,029)	(2,293)	—	—	(2,293)

Net revenues	181,806	1,967	—	183,773	153,444	3,295	—	156,739

Operating expenses	152,847	579	10,807	164,233	135,106	720	16,202	152,028

Segment pre-tax operating income	$28,959	$1,388	$(10,807)	$19,540	$18,338	$2,575	$(16,202)	$4,711

Segment pre-tax operating margin	15.9%			10.6%	12.0%			3.0%

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
Other adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Three Months Ended June 30,
(Dollars in thousands)	2017	2016
Compensation from acquisition-related agreements	$8,091	$10,062
Restructuring and integration costs	—	3,433
Amortization of intangible assets related to acquisitions	2,545	2,707
Non-compensation expenses from acquisition-related agreements	171	—
	$10,807	$16,202

Capital Markets net revenues on a U.S. GAAP basis were $183.8 million for the three months ended June 30, 2017, compared with $156.7 million in the prior-year period. For the three months ended June 30, 2017, adjusted net revenues were $181.8 million, compared with $153.4 million in the second quarter of 2016. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis.

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

In the second quarter of 2017, investment banking revenues increased 41.7 percent to $139.2 million, compared with $98.2 million in the corresponding period of the prior year. For the three months ended June 30, 2017, advisory services revenues were $92.5 million, up 92.3 percent compared to $48.1 million in the second quarter of 2016. Our results reflect a strong relative performance and broad-based contributions across our advisory business. The investments we have made across industry groups have produced strong results. We completed 46 transactions with an aggregate enterprise value of $8.1 billion in the second quarter of 2017, compared with 22 transactions with an aggregate enterprise value of $2.4 billion in the second quarter of 2016. For the three months ended June 30, 2017, equity financing revenues were $24.7 million, up 47.3 percent compared with $16.8 million in the prior-year period. Market conditions were constructive for equity capital raising activity during the quarter. The revenue synergies that have materialized as a result of our expansion into the energy sector contributed to our performance in the current quarter. During the second quarter of 2017, we completed 17 equity financings, raising $3.9 billion for our clients, compared with 16 equity financings, raising $3.5 billion for our clients in the comparable year-ago period. Debt financing revenues for the three months ended June 30, 2017 were $22.0 million, down 34.1 percent compared with $33.3 million in a strong year-ago period. In the second quarter of 2016, we experienced robust refunding activity in response to low interest rate levels. During the second quarter of 2017, we completed 140 negotiated municipal issues with a total par value of $3.5 billion, compared with 192 negotiated municipal issues with a total par value of $5.0 billion during the prior-year period.

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

For the three months ended June 30, 2017, institutional brokerage revenues were $39.8 million, a decrease of 22.8 percent compared with $51.6 million in the prior-year period, due to lower equity and fixed income institutional brokerage revenues. Equity institutional brokerage revenues were $20.6 million in the second quarter of 2017, down 9.0 percent compared with $22.6 million in the corresponding period of 2016. Low volatility resulted in lower trading volumes in the second quarter of 2017. For the three months ended June 30, 2017, fixed income institutional brokerage revenues were $19.2 million, down 33.6 percent compared with $29.0 million in the prior-year period. Our fixed income business confronted challenging market conditions during the quarter, characterized by low volatility, a flattening yield curve and low interest rate levels on an absolute basis. These conditions resulted in light levels of customer flow activity and limited trading opportunities, which reduced our revenues.

Management and performance fees include the fees generated from our merchant banking, energy and senior living funds with outside investors. For the three months ended June 30, 2017, management and performance fees were $1.5 million, compared with $1.8 million in the prior-year period.

Investment income includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our merchant banking fund, energy and senior living funds, and other firm investments. For the three months ended June 30, 2017, investment income was $5.3 million, compared to $7.5 million in the corresponding period of 2016. In the second quarter of 2016, we recorded higher gains on our firm investments. Excluding the impact of noncontrolling interests, adjusted investment income was $3.3 million for the three months ended June 30, 2017.

Long-term financing expenses primarily represent interest paid on our senior notes. For the three months ended June 30, 2017, long-term financing expenses decreased to $2.0 million, from $2.3 million in the prior-year period. We repaid the $50 million of Class A senior notes upon maturity on May 31, 2017.

Capital Markets segment pre-tax operating margin for the three months ended June 30, 2017 was 10.6 percent, compared with 3.0 percent for the corresponding period of 2016. Pre-tax operating margin was higher in the second quarter of 2017 compared to the prior-year period due primarily to a lower non-compensation ratio driven by an increase in revenues and lower levels of restructuring costs. In the year-ago period, we recorded $3.4 million of restructuring and integration costs primarily related to the acquisition of Simmons. Adjusted segment pre-tax operating margin for the three months ended June 30, 2017 was 15.9 percent, compared with 12.0 percent for the corresponding period of 2016. Adjusted pre-tax operating margin was higher compared to the second quarter of 2016 primarily due to operating leverage as a result of higher revenues. Adjusted net revenues increased 18.5 percent and adjusted operating expenses increased 13.1 percent compared to the second quarter of 2016, reflecting operating leverage in the business and expense discipline.

Asset Management

The following table sets forth the Asset Management segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Three Months Ended June 30,
	2017				2016
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
Equity	$6,521	$—	$—	$6,521	$6,588	$—	$—	$6,588
MLP	7,168	—	—	7,168	6,213	—	—	6,213
Total management fees	13,689	—	—	13,689	12,801	—	—	12,801

Performance fees
Equity	—	—	—	—	—	—	—	—
MLP	—	—	—	—	—	—	—	—
Total performance fees	—	—	—	—	—	—	—	—

Total management and performance fees	13,689	—	—	13,689	12,801	—	—	12,801

Investment income	283	—	—	283	943	—	—	943

Total net revenues	13,972	—	—	13,972	13,744	—	—	13,744

Operating expenses	12,368	—	1,277	13,645	10,559	—	1,387	11,946

Segment pre-tax operating income	$1,604	$—	$(1,277)	$327	$3,185	$—	$(1,387)	$1,798

Segment pre-tax operating margin	11.5%			2.3%	23.2%			13.1%

Adjusted segment pre-tax operating margin excluding investment income (2)	9.7%				17.5%

(1)	Other Adjustments – Consists of amortization of acquisition-related intangible assets of $1.3 million and $1.4 million for the three months ended June 30, 2017 and 2016, respectively.

(2)
Management believes that presenting adjusted segment pre-tax operating margin excluding investment income, a non-GAAP measure, provides the most meaningful basis for comparison of Asset Management operating results across periods.

Management and performance fee revenues comprise the revenues generated from management and investment advisory services performed for separately managed accounts, registered funds and partnerships. Client asset inflows and outflows and investment performance have a direct effect on management and performance fee revenues. Management fees are generally based on the level of AUM measured monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations or net client asset flows, will result in a corresponding increase or decrease in management fees. Fees vary with the type of assets managed and the vehicle in which they are managed. Performance fees are earned when the investment return on AUM exceeds certain benchmark targets or other performance targets over a specified measurement period. The level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in total AUM. The majority of performance fees, if earned, are generally recorded in the fourth quarter of the applicable year or upon withdrawal of client assets. At June 30, 2017, approximately four percent of our AUM was eligible to earn performance fees.

For the three months ended June 30, 2017, management fees were $13.7 million, an increase of 6.9 percent, compared with $12.8 million in the prior-year period, due to higher management fees from our MLP product offerings. In the second quarter of 2017, management fees related to our equity strategies were $6.5 million, flat compared to the corresponding period of 2016 as higher average AUM was offset by a lower average effective revenue yield. The lower yield resulted from changes in our product mix. The average effective revenue yield (total annualized management fees as a percentage of our average month-end AUM) for our equity strategies was 62 basis points for the second quarter of 2017, compared with 69 basis points for the prior-year period. Management fees from our MLP strategies increased 15.4 percent in the second quarter of 2017 to $7.2 million, compared with $6.2 million in the second quarter of 2016, due primarily to higher average AUM.

Investment income includes gains and losses from our investments in registered funds and private funds or partnerships that we manage. For the three months ended June 30, 2017, investment income was $0.3 million compared with $0.9 million for the prior-year period.

Segment pre-tax operating margin for the three months ended June 30, 2017 was 2.3 percent, compared to 13.1 percent for the three months ended June 30, 2016. Excluding investment income on firm capital invested in our strategies, adjusted operating margin declined from 17.5 percent in the second quarter of 2016 to 9.7 percent in the second quarter of 2017. Pre-tax operating margin decreased compared to the second quarter of 2016 due to a higher compensation ratio. The hiring of new investment teams, which increased compensation expenses, combined with AUM outflows from existing equity strategies and the resultant reduction in revenues, has lowered our pre-tax operating margin.

The following table summarizes the changes in our AUM for the periods presented:

			Twelve
	Three Months Ended		Months Ended
	June 30,		June 30,
(Dollars in millions)	2017	2016	2017
Equity
Beginning of period	$4,081	$3,983	$3,681
Net inflows/(outflows)	173	(375)	(25)
Net market appreciation	22	73	620
End of period	$4,276	$3,681	$4,276

MLP
Beginning of period	$4,681	$3,522	$4,410
Net inflows/(outflows)	(9)	66	(245)
Net market appreciation/(depreciation)	(368)	822	139
End of period	$4,304	$4,410	$4,304

Total
Beginning of period	$8,762	$7,505	$8,091
Net inflows/(outflows)	164	(309)	(270)
Net market appreciation/(depreciation)	(346)	895	759
End of period	$8,580	$8,091	$8,580

Total AUM was $8.6 billion at June 30, 2017. Equity AUM increased to $4.3 billion at June 30, 2017 due to net client inflows of $0.2 billion during the quarter. This amount reflects inflows resulting from our strategy to diversify our product platform which was partially offset by outflows in our other equity product offerings, particularly our domestic and international equity strategies. MLP AUM decreased to $4.3 billion at June 30, 2017 as we experienced net market depreciation of $0.4 billion during the quarter.

We have taken steps to restructure our business around more scalable and potentially higher margin products. We intend to exit our Japan value products and related international strategies which will reduce our AUM by approximately $1.0 billion in the third quarter of 2017. This reduction will be partially offset by client inflows into our new global dividend strategy during the quarter. This product, which we added in the first quarter of 2017, is part of our strategy to remix our product offerings. In the near term, the impact of our remix strategy will not offset the deleterious effect of persistent outflows from our domestic value products, historically one of our most profitable products.

Financial Summary for the six months ended June 30, 2017 and June 30, 2016

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Six Months Ended			Six Months Ended
	June 30,			June 30,
			2017
(Dollars in thousands)	2017	2016	v2016	2017	2016
Revenues:
Investment banking	$270,778	$201,352	34.5%	68.0%	62.1%
Institutional brokerage	76,210	80,234	(5.0)	19.1	24.8
Asset management	31,193	28,443	9.7	7.8	8.8
Interest	15,485	16,751	(7.6)	3.9	5.2
Investment income	15,828	9,213	71.8	4.0	2.8
Total revenues	409,494	335,993	21.9	102.8	103.7

Interest expense	11,220	11,954	(6.1)	2.8	3.7

Net revenues	398,274	324,039	22.9	100.0	100.0

Non-interest expenses:
Compensation and benefits	268,692	221,584	21.3	67.5	68.4
Outside services	20,117	18,635	8.0	5.1	5.8
Occupancy and equipment	16,719	16,568	0.9	4.2	5.1
Communications	14,889	14,624	1.8	3.7	4.5
Marketing and business development	15,829	16,175	(2.1)	4.0	5.0
Trade execution and clearance	3,739	3,678	1.7	0.9	1.1
Restructuring and integration costs	—	10,206	N/M	—	3.1
Intangible asset amortization expense	7,644	7,390	3.4	1.9	2.3
Back office conversion costs	1,734	—	N/M	0.4	—
Other operating expenses	6,235	5,228	19.3	1.6	1.6
Total non-interest expenses	355,598	314,088	13.2	89.3	96.9

Income before income tax expense	42,676	9,951	328.9	10.7	3.1

Income tax expense	4,511	2,252	100.3	1.1	0.7

Net income	38,165	7,699	395.7	9.6	2.4

Net income applicable to noncontrolling interests	4,317	3,324	29.9	1.1	1.0

Net income applicable to Piper Jaffray Companies	$33,848	$4,375	673.7%	8.5%	1.4%
N/M – Not meaningful

Except as discussed below, the description of non-interest expense and net revenues as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.

For the six months ended June 30, 2017, we recorded net income applicable to Piper Jaffray Companies of $33.8 million. Net revenues for the six months ended June 30, 2017 were $398.3 million, compared to $324.0 million in the year-ago period. In the first half of 2017, investment banking revenues were $270.8 million, up 34.5 percent compared with $201.4 million in the prior-year period as higher advisory services and equity financing revenues were partially offset by lower debt financing revenues. For the six months ended June 30, 2017, institutional brokerage revenues decreased 5.0 percent to $76.2 million, compared with $80.2 million in the first half of 2016, due to lower fixed income and equity institutional brokerage revenues. In the first half of 2017, asset management fees increased 9.7 percent to $31.2 million, compared with $28.4 million in the first half of 2016, due primarily to higher management fees from our MLP product offerings which were partially offset by lower management fees from our value equity product offerings. In the first six months of 2017, net interest income decreased to $4.3 million, compared with $4.8 million in the prior-year period. For the six months ended June 30, 2017, investment income was $15.8 million, compared with $9.2 million in the prior-year period, due to higher gains on our investment and the noncontrolling interests in the merchant banking fund that we manage. Non-interest expenses were $355.6 million for the six months ended June 30, 2017, compared with $314.1 million in the year-ago period. The increase was primarily due to higher compensation expense driven by increased revenues, as well as incremental costs related to our back office conversion. These increases were partially offset by lower restructuring costs.

Consolidated Non-Interest Expenses

Outside Services – For the six months ended June 30, 2017, outside services expenses increased 8.0 percent to $20.1 million, compared with $18.6 million in the corresponding period in 2016. Excluding the portion of expenses from non-controlled equity interests in our consolidated alternative asset management funds, outside service expenses increased 6.5 percent due to higher professional fees.

Occupancy and Equipment – For the six months ended June 30, 2017, occupancy and equipment expenses were essentially flat at $16.7 million, compared with the corresponding period in 2016.

Intangible Asset Amortization Expense – For the six months ended June 30, 2017, intangible asset amortization expense was $7.6 million, compared with $7.4 million in the corresponding period of 2016.

Income Taxes – For the six months ended June 30, 2017, our provision for income taxes was $4.5 million equating to an effective tax rate, excluding noncontrolling interests, of 11.8 percent, compared with $2.3 million in the prior-year period equating to an effective tax rate, excluding noncontrolling interests, of 34.0 percent. In the first half of 2017, we recorded a $8.7 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price.

Segment Performance

Capital Markets

The following table sets forth the Capital Markets adjusted segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Six Months Ended June 30,
	2017				2016
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Financing
Equities	$48,112	$—	$—	$48,112	$23,352	$—	$—	$23,352
Debt	38,379	—	—	38,379	49,297	—	—	49,297
Advisory services	185,389	—	—	185,389	129,741	—	—	129,741
Total investment banking	271,880	—	—	271,880	202,390	—	—	202,390

Institutional sales and trading
Equities	40,675	—	—	40,675	42,281	—	—	42,281
Fixed income	42,461	—	—	42,461	45,266	740	—	46,006
Total institutional sales and trading	83,136	—	—	83,136	87,547	740	—	88,287

Management and performance fees	3,494	—	—	3,494	2,759	—	—	2,759

Investment income	9,951	5,864	—	15,815	5,633	3,904	—	9,537

Long-term financing expenses	(4,267)	—	—	(4,267)	(4,585)	—	—	(4,585)

Net revenues	364,194	5,864	—	370,058	293,744	4,644	—	298,388

Operating expenses	305,408	1,547	21,338	328,293	261,382	1,320	28,181	290,883

Segment pre-tax operating income	$58,786	$4,317	$(21,338)	$41,765	$32,362	$3,324	$(28,181)	$7,505

Segment pre-tax operating margin	16.1%			11.3%	11.0%			2.5%

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
Other adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Compensation from acquisition-related agreements	$15,992	$13,368
Restructuring and integration costs	—	10,197
Amortization of intangible assets related to acquisitions	5,089	4,616
Non-compensation expenses from acquisition-related agreements	257	—
	$21,338	$28,181

Capital Markets net revenues on a U.S. GAAP basis were $370.1 million for the six months ended June 30, 2017, compared with $298.4 million in the prior-year period. In the first half of 2017, Capital Markets adjusted net revenues were $364.2 million, compared with $293.7 million in the first half of 2016. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis.

In the first half of 2017, investment banking revenues increased to $271.9 million, compared with $202.4 million in the corresponding period of the prior year. For the six months ended June 30, 2017, advisory services revenues increased 42.9 percent to $185.4 million, compared with $129.7 million in the first half of 2016, due to more completed transactions as market conditions were conducive for advisory activities in the first half of 2017. We completed 75 transactions with an aggregate enterprise value of $16.5 billion in the first half of 2017, compared with 58 transactions with an aggregate enterprise value of $8.3 billion in the first half of 2016. For the six months ended June 30, 2017, equity financing revenues were $48.1 million, up 106.0 percent compared with $23.4 million in the prior-year period, due to a rebound in capital raising in the first half of 2017 compared to tepid conditions in the first half of 2016. On a year-to-date basis, the overall fee pool in our markets was up approximately 115 percent compared to the corresponding period of the prior year. During the first half of 2017, we completed 44 equity financings, raising $10.1 billion for our clients, compared with 23 equity financings, raising $4.8 billion for our clients in the year-ago period. Debt financing revenues for the six months ended June 30, 2017 were $38.4 million, down 22.1 percent compared with $49.3 million in the year-ago period, due to lower public finance revenues as we experienced robust refinancing activity during the second quarter of 2016. During the first half of 2017, we completed 269 negotiated municipal issues with a total par value of $6.9 billion, compared with 321 negotiated municipal issues with a total par value of $7.8 billion during the prior-year period.

For the six months ended June 30, 2017, institutional brokerage revenues decreased 5.8 percent to $83.1 million, compared with $88.3 million in the prior-year period, due to lower equity and fixed income institutional brokerage revenues. Equity institutional brokerage revenues decreased 3.8 percent to $40.7 million in the first half of 2017, compared with $42.3 million in the corresponding period of 2016, due to lower client trading volumes. Incremental revenues from our expansion into the energy sector in the first quarter of 2016 partially offset the impact of lower trading volumes driven by lower volatility. For the six months ended June 30, 2017, fixed income institutional brokerage revenues were $42.5 million, down 7.7 percent compared with $46.0 million in the prior-year period, due to fewer opportunities for trading gains.

For the six months ended June 30, 2017, management and performance fees were $3.5 million, up compared with $2.8 million in the prior-year period, due primarily to higher performance fees from our merchant banking fund.

For the six months ended June 30, 2017, investment income was $15.8 million, compared to $9.5 million in the corresponding period of 2016. In the first half of 2017, we recored higher gains in our merchant banking fund. Excluding the impact of noncontrolling interests, adjusted investment income was $10.0 million for the six months ended June 30, 2017.

For the six months ended June 30, 2017, long-term financing expenses decreased to $4.3 million, compared with $4.6 million in the prior-year period. We repaid the $50 million of Class A senior notes upon maturity on May 31, 2017.

Capital Markets segment pre-tax operating margin for the six months ended June 30, 2017 was 11.3 percent, compared with 2.5 percent for the corresponding period of 2016. The increased pre-tax operating margin was primarily due to a lower non-compensation ratio driven by an increase in revenues and lower levels of restructuring costs. In the year-ago period, we recorded $10.2 million of restructuring and integration costs primarily related to the acquisition of Simmons. Adjusted segment pre-tax operating margin for the six months ended June 30, 2017 was 16.1 percent, compared with 11.0 percent for the corresponding period of 2016, primarily due to operating leverage as a result of higher revenues.

Asset Management

The following table sets forth the Asset Management segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Six Months Ended June 30,
	2017				2016
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
Equity	$13,182	$—	$—	$13,182	$14,301	$—	$—	$14,301
MLP	14,517	—	—	14,517	11,383	—	—	11,383
Total management fees	27,699	—	—	27,699	25,684	—	—	25,684

Performance fees
Equity	—	—	—	—	—	—	—	—
MLP	—	—	—	—	—	—	—	—
Total performance fees	—	—	—	—	—	—	—	—

Total management and performance fees	27,699	—	—	27,699	25,684	—	—	25,684

Investment income/(loss)	517	—	—	517	(33)	—	—	(33)

Total net revenues	28,216	—	—	28,216	25,651	—	—	25,651

Operating expenses	24,750	—	2,555	27,305	20,422	—	2,783	23,205

Segment pre-tax operating income	$3,466	$—	$(2,555)	$911	$5,229	$—	$(2,783)	$2,446

Segment pre-tax operating margin	12.3%			3.2%	20.4%			9.5%

Adjusted segment pre-tax operating margin excluding investment income/(loss) (2)	10.6%				20.5%

(1)	Other Adjustments – Primarily consists of amortization of acquisition-related intangible assets of $2.6 million and $2.8 million for the six months ended June 30, 2017 and 2016, respectively.

(2)
Management believes that presenting adjusted segment pre-tax operating margin excluding investment income/(loss), a non-GAAP measure, provides the most meaningful basis for comparison of Asset Management operating results across periods.

For the six months ended June 30, 2017, management fees were $27.7 million, an increase of 7.8 percent, compared with $25.7 million in the prior-year period as higher management fees from our MLP product offerings were partially offset by lower management fees from our equity product offerings. In the first half of 2017, management fees related to our equity strategies were $13.2 million, down 7.8 percent compared to $14.3 million in the corresponding period of 2016, due to a lower average effective revenue yield. The average effective revenue yield for our equity strategies was 64 basis points for the six months ended June 30, 2017, down from 72 basis points for the six months ended June 30, 2016. Management fees from our MLP strategies increased 27.5 percent in the first half of 2017 to $14.5 million, compared with $11.4 million in the first half of 2016, due to higher average AUM.

Segment pre-tax operating margin for the six months ended June 30, 2017 was 3.2 percent, compared to 9.5 percent for the six months ended June 30, 2016. Excluding investment income/(loss) on firm capital invested in our strategies, adjusted operating margin declined from 20.5 percent in the first half of 2016 to 10.6 percent in the first half of 2017, due primarily to a higher compensation ratio.

The following table summarizes the changes in our AUM for the periods presented:

			Twelve
	Six Months Ended		Months Ended
	June 30,		June 30,
(Dollars in millions)	2017	2016	2017
Equity
Beginning of period	$4,115	$4,954	$3,681
Net inflows/(outflows)	30	(1,276)	(25)
Net market appreciation	131	3	620
End of period	$4,276	$3,681	$4,276

MLP
Beginning of period	$4,616	$3,924	$4,410
Net outflows	(30)	(71)	(245)
Net market appreciation/(depreciation)	(282)	557	139
End of period	$4,304	$4,410	$4,304

Total
Beginning of period	$8,731	$8,878	$8,091
Net outflows	—	(1,347)	(270)
Net market appreciation/(depreciation)	(151)	560	759
End of period	$8,580	$8,091	$8,580

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

We complete our annual goodwill and intangible asset impairment testing in the fourth quarter of each year or earlier if impairment indicators are present. Impairment charges resulting from this valuation analysis could materially adversely affect our results of operations.

At June 30, 2017, $114.4 million of our goodwill balance related to our Asset Management segment. Our Asset Management segment has experienced a decline in profitability as revenues have decreased in product offerings with higher margins, which has not been fully offset with earnings from new product offerings. For the six months ended June 30, 2017, management and performance fees have increased 7.8 percent compared to the prior-year period, however, profitability has declined 62.8 percent over the same time period. Future changes in the assumptions underlying projected cash flows from the reporting unit or its EBITDA multiple, such as those resulting from market conditions or other factors, could result in an impairment of goodwill related to our Asset Management segment.

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

Our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 2, 2017	$0.3125	February 20, 2017	March 13, 2017
April 27, 2017	$0.3125	May 26, 2017	June 15, 2017
July 27, 2017	$0.3125	August 28, 2017	September 15, 2017

Effective August 14, 2015, our board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2017. During the six months ended June 30, 2017, we repurchased 27,530 shares of our common stock at an average price of $72.63 per share for an aggregate purchase price of $2.0 million related to this authorization. We have $69.8 million remaining under this authorization.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the first half of 2017, we purchased 293,357 shares or $21.6 million of our common stock for this purpose.

Leverage

The following table presents total assets, adjusted assets, total shareholders’ equity and tangible shareholders’ equity with the resulting leverage ratios as of:

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Total assets	$1,931,333	$2,125,503
Deduct: Goodwill and intangible assets	(225,808)	(233,452)
Deduct: Assets from noncontrolling interests	(48,226)	(109,179)
Adjusted assets	$1,657,299	$1,782,872

Total shareholders' equity	$834,739	$816,266
Deduct: Goodwill and intangible assets	(225,808)	(233,452)
Deduct: Noncontrolling interests	(45,164)	(57,016)
Tangible common shareholders' equity	$563,767	$525,798

Leverage ratio (1)	2.3	2.6

Adjusted leverage ratio (2)	2.9	3.4

(1)	Leverage ratio equals total assets divided by total shareholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders’ equity.

Adjusted assets and tangible common shareholders’ equity are non-GAAP financial measures. Goodwill and intangible assets are subtracted from total assets and total shareholders’ equity in determining adjusted assets and tangible common shareholders’ equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets which can be deployed in a liquid manner. Amounts attributed to noncontrolling interests are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as they represent assets and equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our adjusted leverage ratio decreased from December 31, 2016 primarily as a result of lower inventory balances.

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

In the third quarter of 2017, we will be migrating to a fully disclosed clearing model and will no longer be self clearing. The conversion will provide us with a new funding source through our clearing firm and, as a result, change our mix of current funding sources.

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

Commercial Paper Program – Our U.S. broker dealer subsidiary, Piper Jaffray & Co., issues secured commercial paper to fund a portion of its securities inventory. This commercial paper is issued under three separate programs, CP Series A, CP Series II A and CP Series III A, and is secured by different inventory classes, which is reflected in the interest rate paid on the respective program. The programs can issue commercial paper with maturities of 27 to 270 days. CP Series III A includes a covenant that requires Piper Jaffray & Co. to maintain excess net capital of $120 million. The following table provides information about our commercial paper programs at June 30, 2017:

(Dollars in millions)	CP Series A	CP Series II A	CP Series III A
Maximum amount that may be issued	$300.0	$150.0	$125.0
Amount outstanding	30.0	20.0	62.4

Weighted average maturity, in days	25	16	21
Weighted average maturity at issuance, in days	28	28	32

Prime Broker Arrangements – We have established an arrangement to obtain overnight financing by a single prime broker related to certain strategic trading activities in municipal securities. Additionally, we have established a second overnight financing arrangement with another broker dealer related to our convertible securities inventories. Financing under these arrangements is secured primarily by securities, and collateral limitations could reduce the amount of funding available under these arrangements. Our prime broker financing activities are recorded net of receivables from trading activity. The funding is at the discretion of the prime brokers and could be denied subject to a notice period. At June 30, 2017, we had $114.0 million of financing outstanding under these prime broker arrangements.

Committed Lines – We elected to decrease our committed line from $250 million to a one-year $200 million revolving secured credit facility in 2016 based on our liquidity needs and the expected back office conversion which will provide us with an additional funding source. We use this credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co. to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 16, 2017. This credit facility has been in place since 2008 and we renewed the facility for another one-year term in the fourth quarter of 2016. At June 30, 2017, we had $104.0 million in advances against this line of credit.

Uncommitted Lines – We use uncommitted lines in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted lines varies daily based on our funding needs. Our uncommitted secured lines total $185 million with two banks and are dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under these secured lines. We also have an uncommitted unsecured facility with one of these banks. All of these uncommitted lines are discretionary and are not a commitment by the bank to provide an advance under the line. More specifically, these lines are subject to approval by the respective bank each time an advance is requested and advances may be denied, which may be particularly true during times of market stress or market perceptions of our exposures. We manage our relationships with the banks that provide these uncommitted facilities in order to have appropriate levels of funding for our business. At June 30, 2017, we had no advances against these lines of credit.

The following tables present the average balances outstanding for our various short-term funding sources by quarter for 2017 and 2016, respectively.

	Average Balance for the Three Months Ended
(Dollars in millions)	June 30, 2017	Mar. 31, 2017
Funding source:
Commercial paper	$117.1	$137.7
Prime broker arrangements	103.7	127.2
Short-term bank loans	67.1	2.5
Total	$287.9	$267.4

	Average Balance for the Three Months Ended
(Dollars in millions)	Dec. 31, 2016	Sept. 30, 2016	Jun 30, 2016	Mar. 31, 2016
Funding source:
Repurchase agreements	$3.5	$14.8	$28.9	$30.5
Commercial paper	165.8	235.8	279.7	279.2
Prime broker arrangements	225.6	200.6	169.2	159.0
Short-term bank loans	5.3	—	6.4	0.8
Total	$400.2	$451.2	$484.2	$469.5

The average funding in the second quarter of 2017 increased to $287.9 million, compared with $267.4 million during the first quarter of 2017, due to an increase in average inventory balances and the payoff of our Class A senior notes. Average funding decreased compared to the corresponding period of 2016 as we have used excess cash to reduce funding. Also, a reduction in strategic trading activities in municipal securities decreased financing through prime broker arrangements.

The following table presents the maximum daily funding amount by quarter for 2017 and 2016, respectively.

(Dollars in millions)	2017	2016
First Quarter	$543.4	$576.4
Second Quarter	$538.3	$669.7
Third Quarter		$525.6
Fourth Quarter		$445.9

Senior Notes

We have entered into variable and fixed rate senior notes with certain entities advised by Pacific Investment Management Company ("PIMCO"). The following table presents the outstanding balance by note class:

	Outstanding Balance
	June 30,	December 31,
(Dollars in thousands)	2017	2016
Class A Notes	$—	$50,000
Class C Notes	125,000	125,000
Total senior notes	$125,000	$175,000

On October 8, 2015, we entered into a second amended and restated note purchase agreement ("Second Amended and Restated Note Purchase Agreement") under which we issued $125 million of fixed rate Class C Notes. The Class C Notes bear interest at an annual fixed rate of 5.06 percent, are payable semi-annually and mature on October 9, 2018. The unpaid principal amount is due in full on the maturity date and may not be prepaid. The $50 million of variable rate Class A Notes issued in 2014 were repaid in full on the May 31, 2017 maturity date.

The Second Amended and Restated Note Purchase Agreement includes customary events of default and covenants that, among other things, require us to maintain a minimum consolidated tangible net worth and minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. At June 30, 2017, we were in compliance with all covenants.

Contractual Obligations

Our contractual obligations have not materially changed from those reported in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, except for our purchase commitments. On June 30, 2017, we entered into a new agreement to move to a fully disclosed clearing model for all of our currently self clearing operations.

	Remainder of	2018	2020	2022 and
(Dollars in millions)	2017	- 2019	- 2021	thereafter	Total
Purchase commitments	$15.2	$17.1	$6.7	$18.7	$57.7

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

Capital Requirements

As a registered broker dealer and member firm of the Financial Industry Regulatory Authority, Inc. ("FINRA"), Piper Jaffray & Co., our U.S. broker dealer subsidiary, is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule, which requires that we maintain minimum net capital of the greater of $1.0 million or 2 percent of aggregate debit balances arising from customer transactions, as this is defined in the rule. FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At June 30, 2017, our net capital under the SEC’s uniform net capital rule was $215.1 million, and exceeded the minimum net capital required under the SEC rule by $214.1 million.

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

At June 30, 2017, Piper Jaffray Ltd., our broker dealer subsidiary registered in the United Kingdom, was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Jaffray Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At June 30, 2017, Piper Jaffray Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Trade Commission.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2020	2022		June 30,	December 31,
(Dollars in thousands)	2017	2018	2019	- 2021	- 2023	Later	2017	2016
Customer matched-book derivative contracts (1) (2)	$22,100	$—	$32,850	$42,560	$163,040	$2,964,105	$3,224,655	$3,330,207
Trading securities derivative contracts (2)	277,600	20,500	—	—	—	29,750	327,850	423,550
Credit default swap index contracts (2)	—	—	—	—	110,000	—	110,000	7,470
Investment commitments (3)	—	—	—	—	—	—	21,385	22,776

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $182.1 million at June 30, 2017) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At June 30, 2017, we had $20.1 million of credit exposure with these counterparties, including $15.5 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At June 30, 2017 and December 31, 2016, the net fair value of these derivative contracts approximated $18.8 million and $24.0 million, respectively.

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

We have committed capital to certain entities and these commitments generally have no specified call dates. We had $21.4 million of commitments outstanding at June 30, 2017, of which $11.6 million relate to an affiliated merchant banking fund and $3.8 million relate to an affiliated fund, which provides financing for senior living facilities.

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

The audit committee of the Board of Directors oversees management’s processes for identifying and evaluating our major risks, and the policies, procedures and practices employed by management to govern its risk assessment and risk management processes. The nominating and governance committee of the Board of Directors oversees the Board of Directors’ committee structures and functions as they relate to the various committees’ responsibilities with respect to oversight of our major risk exposures. With respect to these major risk exposures, the audit committee is responsible for overseeing management’s monitoring and control of our major risk exposures relating to market risk, credit risk, liquidity risk, legal and regulatory risk, operational risk, and human capital risk relating to misconduct, fraud, and legal and compliance matters. Our compensation committee is responsible for overseeing management’s monitoring and control of our major risk exposures relating to compensation, organizational structure, and succession. Our Board of Directors is responsible for overseeing management’s monitoring and control of our major risk exposures related to our corporate strategy. Our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Finance meet with the audit committee on a quarterly basis to discuss our market, liquidity, and legal and regulatory risks, and provide updates to the Board of Directors, audit committee, and compensation committee concerning the other major risk exposures on a regular basis.

We use internal committees to assist in governing risk and ensure that our business activities are properly assessed, monitored and managed. Our financial risk committees manage our market, liquidity and credit risks, and oversee risk management practices related to these risks, including defining acceptable risk tolerances and approving risk management policies. Membership is comprised of senior leadership, including but not limited to, our Chief Executive Officer, Chief Financial Officer, Senior Vice President of Finance, General Counsel, Treasurer, Head of Market and Credit Risk, Head of Public Finance, Head of Fixed Income Services and Firm Investments and Trading, and Head of Equities. Other committees that help evaluate and monitor risk include underwriting, leadership team and operating committees. These committees help manage risk by ensuring that business activities are properly managed and within a defined scope of activity. Our valuation committee, comprised of members of senior management and risk management, provide oversight and overall responsibility for the internal control processes and procedures related to fair value measurements. Additionally, our operational risk committees address and monitor risk related to information systems and security, legal, regulatory and compliance matters, and third parties such as vendors and service providers.

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

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Interest Rate Risk	$790	$696
Equity Price Risk	49	41
Diversification Effect (1)	(42)	(26)
Total Value-at-Risk	$797	$711

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average VaR calculated for each component of market risk during the six months ended June 30, 2017 and the year ended December 31, 2016, respectively.

(Dollars in thousands)	High	Low	Average
For the Six Months Ended June 30, 2017
Interest Rate Risk	$1,235	$480	$799
Equity Price Risk	178	32	96
Diversification Effect (1)			(70)
Total Value-at-Risk	$1,244	$506	$825

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2016
Interest Rate Risk	$990	$251	$533
Equity Price Risk	412	6	150
Diversification Effect (1)			(72)
Total Value-at-Risk	$1,049	$362	$611

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses exceeded our one-day VaR on one occasion during the first half of 2017.

The aggregate VaR as of June 30, 2017 was higher than the reported VaR on December 31, 2016. The increase in VaR was due to increased average inventory levels in asset classes that are accretive to VaR in the second quarter of 2017 compared to the end of 2016.

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

We have concentrated counterparty credit exposure with five non-publicly rated entities totaling $20.1 million at June 30, 2017. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represents 77.2 percent, or $15.5 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

In the third quarter of 2017, we will be migrating to a fully disclosed clearing model for all of our currently self clearing operations. The migration process introduces unique risks that could cause disruptions in our business or create other unexpected capital charges or losses. We have preventative measures in place, including a project governance committee comprised of members of senior management, as well as senior management at our third party partner. In order to mitigate and control operational risk inherent in the migration, we have developed procedures specific to the project implementation process, including parallel system operations, mock conversion testing, and ongoing monitoring and reporting to members of the project governance committee. We also have the ability to obtain additional methods of financing from existing creditors in the event unknown capital charges arise.

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

During the second quarter of our fiscal year ending December 31, 2017, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The discussion of our business and operations should be read together with the legal proceedings contained in Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 1A.    RISK FACTORS.

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as updated in our subsequent reports on Form 10-Q filed with the SEC. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. The following information updates the risk factor of the same heading from our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The use of estimates and valuations in measuring fair value involve significant estimation and judgment by management.

We make various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring fair value of certain financial instruments, investments in private companies, accounting for goodwill and intangible assets, establishing provisions for potential losses that may arise from litigation, and regulatory proceedings and tax examinations. Estimates are based on available information and judgment. Therefore, actual results could differ from our estimates and that difference could have a material effect on our consolidated financial statements. With respect to accounting for goodwill, we complete our annual goodwill and intangible asset impairment testing in the fourth quarter of each year or earlier if goodwill impairment indicators are present. Impairment charges resulting from this valuation analysis could materially adversely affect our results of operations. In 2016, we recorded an $82.9 million non-cash impairment charge to reduce the carrying value of the goodwill associated with our Asset Management segment following significant net client outflows of AUM in 2016, primarily from our value equity strategies, due to investment performance below benchmarks and an extended cycle of investors favoring passive investment vehicles over active management. In 2017, our Asset Management segment has experienced a further decline in profitability as revenues have decreased in product offerings with higher margins, which has not been fully offset with earnings from new product offerings. Future changes in the assumptions we had made underlying projected cash flows from our Asset Management segment or its EBITDA multiple, such as those resulting from market conditions or other factors, could result in a further impairment of goodwill related to our Asset Management segment.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2017.

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares Yet to be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(April 1, 2017 to April 30, 2017)	345	$53.87	—	$70	million
Month #2
(May 1, 2017 to May 31, 2017)	62,746	$60.24	—	$70	million
Month #3
(June 1, 2017 to June 30, 2017)	169	$60.20	—	$70	million
Total	63,260	$60.20	—	$70	million

(1)	Effective August 14, 2015, our board of directors authorized the repurchase of up to $150.0 million of common stock through September 30, 2017.

ITEM 6.    EXHIBITS.

Exhibit		Method
Number	Description	of Filing

10.1	Separation Agreement and General Release, dated August 1, 2017, between Piper Jaffray & Co. and Jeff Klinefelter.	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Filed herewith
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of June 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and (v) the notes to the Consolidated Financial Statements.
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 4, 2017.

PIPER JAFFRAY COMPANIES

By	/s/ Andrew S. Duff
Its	Chairman and Chief Executive Officer

By	/s/ Debbra L. Schoneman
Its	Chief Financial Officer

Exhibit Index

Exhibit		Method
Number	Description	of Filing

10.1	Separation Agreement and General Release, dated August 1, 2017, between Piper Jaffray & Co. and Jeff Klinefelter.	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Filed herewith
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of June 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and (v) the notes to the Consolidated Financial Statements.
Filed herewith