Form 10-Q
period 2017-09-30
PIPER JAFFRAY COMPANIES
filed 2017-11-08
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
Yes  ☐ No  ☑

As of November 1, 2017, the registrant had 15,109,138 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.
Piper Jaffray Companies
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2017	2016
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$40,916	$41,359
Cash and cash equivalents segregated for regulatory purposes	6,016	29,015
Receivables:
Customers	—	31,917
Brokers, dealers and clearing organizations	80,880	212,730
Securities purchased under agreements to resell	—	159,697

Financial instruments and other inventory positions owned	763,946	464,610
Financial instruments and other inventory positions owned and pledged as collateral	335,382	594,361
Total financial instruments and other inventory positions owned	1,099,328	1,058,971

Fixed assets (net of accumulated depreciation and amortization of $61,312 and $58,308, respectively)	24,286	25,343
Goodwill	81,855	196,218
Intangible assets (net of accumulated amortization of $81,483 and $70,017, respectively)	25,768	37,234
Investments	179,527	168,057
Net deferred income tax assets	145,817	97,833
Other assets	55,443	67,129
Total assets	$1,739,836	$2,125,503

Liabilities and Shareholders’ Equity
Short-term financing	$76,797	$418,832
Senior notes	125,000	175,000
Payables:
Customers	—	29,352
Brokers, dealers and clearing organizations	54,265	40,842
Securities sold under agreements to repurchase	—	15,046
Financial instruments and other inventory positions sold, but not yet purchased	357,735	299,357
Accrued compensation	288,299	288,255
Other liabilities and accrued expenses	50,955	42,553
Total liabilities	953,051	1,309,237

Shareholders’ equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at September 30, 2017 and December 31, 2016;
Shares issued: 19,512,328 at September 30, 2017 and 19,535,307 at December 31, 2016;
Shares outstanding: 12,899,902 at September 30, 2017 and 12,391,970 at December 31, 2016	195	195
Additional paid-in capital	786,527	788,927
Retained earnings	227,095	257,188
Less common stock held in treasury, at cost: 6,612,426 at September 30, 2017 and 7,143,337 shares at December 31, 2016	(274,089)	(284,461)
Accumulated other comprehensive loss	(1,462)	(2,599)
Total common shareholders’ equity	738,266	759,250

Noncontrolling interests	48,519	57,016
Total shareholders’ equity	786,785	816,266

Total liabilities and shareholders’ equity	$1,739,836	$2,125,503
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Amounts in thousands, except per share data)	2017		2016	2017		2016
Revenues:
Investment banking	$190,482		$136,682	$461,260		$338,034
Institutional brokerage	34,873		42,189	111,083		122,423
Asset management	12,818		15,256	44,011		43,699
Interest	7,164		7,343	22,649		24,094
Investment income/(loss)	(422)		4,806	15,406		14,019

Total revenues	244,915		206,276	654,409		542,269

Interest expense	4,348		5,429	15,568		17,383

Net revenues	240,567		200,847	638,841		524,886

Non-interest expenses:
Compensation and benefits	169,469		135,186	438,161		356,770
Outside services	7,495		10,288	27,612		28,923
Occupancy and equipment	8,127		8,743	24,846		25,311
Communications	7,136		7,845	22,025		22,469
Marketing and business development	6,683		7,629	22,512		23,804
Trade execution and clearance	2,125		2,008	5,864		5,686
Restructuring and integration costs	—		—	—		10,206
Goodwill impairment	114,363		—	114,363		—
Intangible asset amortization	3,822		8,010	11,466		15,400
Back office conversion costs	1,293		—	3,027		—
Other operating expenses	2,290		2,687	8,525		7,915

Total non-interest expenses	322,803		182,396	678,401		496,484

Income/(loss) before income tax expense/(benefit)	(82,236)		18,451	(39,560)		28,402

Income tax expense/(benefit)	(31,423)		6,515	(26,912)		8,767

Net income/(loss)	(50,813)		11,936	(12,648)		19,635

Net income/(loss) applicable to noncontrolling interests	(1,100)		1,278	3,217		4,602

Net income/(loss) applicable to Piper Jaffray Companies	$(49,713)		$10,658	$(15,865)		$15,033

Net income/(loss) applicable to Piper Jaffray Companies’ common shareholders	$(50,415)	(1)	$8,582	$(18,106)	(1)	$12,476

Earnings/(loss) per common share
Basic	$(3.91)		$0.70	$(1.42)		$0.98
Diluted	$(3.91)	(2)	$0.70	$(1.42)	(2)	$0.97

Dividends declared per common share	$0.31		$—	$0.94		$—

Weighted average number of common shares outstanding
Basic	12,898		12,282	12,774		12,787
Diluted	12,975	(2)	12,298	12,945	(2)	12,801

(1)	No allocation of undistributed income was made due to loss position. See Note 17.

(2)	Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred.
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2017	2016	2017	2016
Net income/(loss)	$(50,813)	$11,936	$(12,648)	$19,635

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	142	(587)	1,137	(1,843)

Comprehensive income/(loss)	(50,671)	11,349	(11,511)	17,792

Comprehensive income/(loss) applicable to noncontrolling interests	(1,100)	1,278	3,217	4,602

Comprehensive income/(loss) applicable to Piper Jaffray Companies	$(49,571)	$10,071	$(14,728)	$13,190

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2017	2016

Operating Activities:
Net income/(loss)	$(12,648)	$19,635
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization of fixed assets	5,343	4,724
Deferred income taxes	(47,984)	715
Stock-based and deferred compensation	26,459	43,839
Goodwill impairment	114,363	—
Amortization of intangible assets	11,466	15,400
Amortization of forgivable loans	5,207	6,894
Decrease/(increase) in operating assets:
Cash and cash equivalents segregated for regulatory purposes	22,999	35,000
Receivables:
Customers	31,917	(46,398)
Brokers, dealers and clearing organizations	131,850	(21,478)
Securities purchased under agreements to resell	159,697	(10,492)
Net financial instruments and other inventory positions owned	18,021	(72,758)
Investments	(11,470)	(4,767)
Other assets	7,185	(8,898)
Increase/(decrease) in operating liabilities:
Payables:
Customers	(29,352)	13,366
Brokers, dealers and clearing organizations	13,423	153,795
Securities sold under agreements to repurchase	(15,046)	(2,018)
Accrued compensation	4,666	(51,569)
Other liabilities and accrued expenses	7,864	(32,005)

Net cash provided by operating activities	443,960	42,985

Investing Activities:
Business acquisitions, net of cash acquired	—	(71,019)
Purchases of fixed assets, net	(4,310)	(7,360)

Net cash used in investing activities	(4,310)	(78,379)

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Cash Flows – Continued
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2017	2016

Financing Activities:
Decrease in short-term financing	$(342,035)	$(20,405)
Repayment of variable rate senior notes	(50,000)	—
Decrease in securities sold under agreements to repurchase	—	(21,292)
Payment of cash dividend	(14,217)	—
Increase/(decrease) in noncontrolling interests	(11,714)	10,189
Repurchase of common stock	(25,065)	(70,428)
Proceeds from stock option exercises	1,703	119

Net cash used in financing activities	(441,328)	(101,817)

Currency adjustment:
Effect of exchange rate changes on cash	1,235	(1,328)

Net decrease in cash and cash equivalents	(443)	(138,539)

Cash and cash equivalents at beginning of period	41,359	189,910

Cash and cash equivalents at end of period	$40,916	$51,371

Supplemental disclosure of cash flow information –
Cash paid during the period for:
Interest	$15,397	$17,679
Income taxes	$7,781	$22,148

Non-cash investing activities –
Issuance of common stock related to the acquisition of Simmons & Company International:
25,525 shares for the nine months ended September 30, 2016	$—	$1,074

Non-cash financing activities –
Issuance of restricted common stock for annual equity award:
198,981 shares and 843,889 shares for the nine months ended September 30, 2017 and 2016, respectively	$16,187	$35,089

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

Effective August 7, 2017, Piper Jaffray transitioned from a self clearing securities broker dealer to a fully disclosed clearing model. Pershing LLC ("Pershing") is Piper Jaffray's clearing broker dealer responsible for the clearance and settlement of firm and customer cash and security transactions.

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

Stock-Based Compensation

Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 718, "Compensation – Stock Compensation," ("ASC 718") requires all stock-based compensation to be expensed on the consolidated statements of operations based on the grant date fair value of the award. Compensation expense related to stock-based awards that do not require future service are recognized in the year in which the awards were deemed to be earned. Stock-based awards that require future service are amortized over the relevant service period. Forfeitures of awards with service conditions are accounted for when they occur. See Note 16 for additional information on the Company's accounting for stock-based compensation.

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

Under ASU 2016-09, the Company recognizes the income tax effects of stock awards in the income statement when the awards vest or are settled. For the nine months ended September 30, 2017, this accounting change resulted in the recording of a $9.1 million tax benefit for stock awards vesting during the period. Prior to the adoption of this ASU, this amount would have been recorded directly to additional paid-in capital. In addition, the Company has elected to account for forfeitures of awards with service conditions as they occur. This will result in dividends originally charged against retained earnings for forfeited, unvested stock-based payment awards to be reclassified to compensation expense in the period in which the forfeiture occurs. Furthermore, tax impacts from the vesting of stock-based compensation are presented as an operating activity on the consolidated statements of cash flows on a prospective basis.

Goodwill Impairment

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill (i.e., perform a hypothetical purchase price allocation) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 is effective for the Company’s annual and any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied prospectively. Early adoption is permitted for interim and annual goodwill impairment testing dates after January 1, 2017. The Company adopted ASU 2017-04 effective July 1, 2017.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The Company has identified its revenues and costs that are within the scope of the new guidance. The current broker dealer industry treatment of netting deal expenses with investment banking revenues will change under the new guidance. As a result of adopting ASU 2014-09, the Company will generally present deal expenses on a gross basis on the consolidated statements of operations, rather than the current presentation of netting deal expenses for completed investment banking deals within revenues. This change will not impact earnings, however, the Company will report higher revenues and higher non-compensation expenses. In addition, the Company expects to defer the recognition of performance fees on its merchant banking, energy and senior living alternative asset management funds until such fees are no longer subject to reversal, which will cause a delay in the recognition of these fees as revenue. The Company anticipates that its current methods of recognizing investment banking revenues will not be significantly impacted by the new guidance.

The AICPA industry task forces on broker dealers and asset management, the AICPA’s Revenue Recognition Working Group and the AICPA’s Financial Reporting Executive Committee (FinREC) continue to issue interpretive guidance on ASU 2014-09. The Company will continue to evaluate the potential impact of this guidance.

The Company will adopt this guidance effective as of January 1, 2018 under the modified retrospective method, in which the cumulative effect of applying the standard will be recognized at the date of initial application. As of September 30, 2017, the estimated cumulative effect that the Company would recognize as an adjustment to retained earnings upon adoption will be less than $2 million, net of tax.

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

The Company also entered into acquisition-related compensation arrangements with certain employees of $20.6 million which consisted of cash ($9.0 million) and restricted stock ($11.6 million) for retention purposes. Compensation expense related to these arrangements will be amortized on a straight-line basis over the requisite service period of three years. Additional cash compensation may be available to certain investment banking employees subject to exceeding an investment banking revenue threshold during the three year post-acquisition period to the extent they are employed by the Company at the time of payment. Amounts estimated to be payable related to this performance award plan will be recorded as compensation expense on the consolidated statements of operations over the requisite performance period of three years. As of September 30, 2017, the Company had accrued $14.4 million related to this performance award plan.

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

Nine Months Ended
(Dollars in thousands)	September 30, 2016
Net revenues	$532,683
Net income applicable to Piper Jaffray Companies	15,642

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 4 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$66,904	$6,363
Convertible securities	70,900	103,486
Fixed income securities	27,480	21,018
Municipal securities:
Taxable securities	37,073	63,090
Tax-exempt securities	374,348	559,329
Short-term securities	177,873	35,175
Mortgage-backed securities	4,321	5,638
U.S. government agency securities	300,832	205,685
U.S. government securities	17,205	29,970
Derivative contracts	22,392	29,217
Total financial instruments and other inventory positions owned	1,099,328	1,058,971

Less noncontrolling interests (1)	—	(57,700)
	$1,099,328	$1,001,271

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$100,403	$89,453
Fixed income securities	21,149	17,324
U.S. government agency securities	26,703	6,723
U.S. government securities	203,995	180,650
Derivative contracts	5,485	5,207
Total financial instruments and other inventory positions sold, but not yet purchased	357,735	299,357

Less noncontrolling interests (2)	—	(631)
	$357,735	$298,726

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

At September 30, 2017 and December 31, 2016, financial instruments and other inventory positions owned in the amount of $335.4 million and $594.4 million, respectively, had been pledged as collateral for short-term financings and repurchase agreements.

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

	September 30, 2017			December 31, 2016
(Dollars in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$270,149	$255,102	$3,178,725	$288,955	$272,819	$3,330,207
Trading securities	686	4,456	345,850	13,952	1,707	423,550
Credit default swap index
Trading securities	—	—	—	—	127	7,470
	$270,835	$259,558	$3,524,575	$302,907	$274,653	$3,761,227

(1)	Derivative assets are included within financial instruments and other inventory positions owned on the consolidated statements of financial condition.

(2)	Derivative liabilities are included within financial instruments and other inventory positions sold, but not yet purchased on the consolidated statements of financial condition.

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

		Three Months Ended		Nine Months Ended
(Dollars in thousands)		September 30,		September 30,
Derivative Category	Operations Category	2017	2016	2017	2016
Interest rate derivative contract	Investment banking	$(300)	$(1,901)	$(1,076)	$(3,953)
Interest rate derivative contract	Institutional brokerage	1,627	8,438	(16,028)	819
Credit default swap index contract	Institutional brokerage	4,304	74	4,482	3,958
Futures and equity option derivative contracts	Institutional brokerage	—	107	—	255
		$5,631	$6,718	$(12,622)	$1,079

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company’s derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company’s financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company’s derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of September 30, 2017, the Company had $20.8 million of uncollateralized credit exposure with these counterparties (notional contract amount of $181.8 million), including $15.4 million of uncollateralized credit exposure with one counterparty.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

U.S. government agency securities – U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities and are categorized as Level II. Mortgage bonds include bonds secured by mortgages, mortgage pass-through securities, agency collateralized mortgage-obligation ("CMO") securities and agency interest-only securities. Mortgage pass-through securities, CMO securities and interest-only securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore are generally categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields ranging from 205-853 basis points ("bps") on spreads over U.S. treasury securities, or models based upon prepayment expectations ranging from 0%-18% conditional prepayment rate ("CPR"). These securities are categorized as Level II.

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

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking and other investments at inception to reflect economic events in earnings on a timely basis. Merchant banking and other equity investments of $13.9 million and $19.7 million, included within investments on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets at September 30, 2017 and December 31, 2016, respectively. The realized and unrealized net gains from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were $1.4 million and $1.0 million for the nine months ended September 30, 2017 and 2016, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level III financial instruments as of September 30, 2017:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	Discounted cash flow	Expected recovery rate (% of par) (2)	5 - 60%	19.4%
Short-term securities	Discounted cash flow	Expected recovery rate (% of par) (2)	66 - 94%	91.0%
Mortgage-backed securities:
Collateralized by residential mortgages	Discounted cash flow	Credit default rates (3)	1 - 10%	2.7%
		Prepayment rates (4)	2 - 18%	10.0%
		Loss severity (3)	5 - 50%	32.6%
		Valuation yields (3)	5 - 6%	5.3%
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	4 - 20 bps	11.3 bps
Investments at fair value:
Equity securities in private companies	Market approach	Revenue multiple (2)	2 - 6 times	4.8 times
		EBITDA multiple (2)	10 - 15 times	12.2 times

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	1 - 21 bps	10.9 bps
Sensitivity of the fair value to changes in unobservable inputs:

(1)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly lower/(higher) fair value measurement.

(2)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly higher/(lower) fair value measurement.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company’s financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of September 30, 2017:

					Counterparty
					and Cash
					Collateral
(Dollars in thousands)	Level I	Level II	Level III		Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$2,466	$64,438	$—		$—	$66,904
Convertible securities	—	70,900	—		—	70,900
Fixed income securities	—	27,480	—		—	27,480
Municipal securities:
Taxable securities	—	37,073	—		—	37,073
Tax-exempt securities	—	373,598	750		—	374,348
Short-term securities	—	177,168	705		—	177,873
Mortgage-backed securities	—	—	4,321		—	4,321
U.S. government agency securities	—	300,832	—		—	300,832
U.S. government securities	17,205	—	—		—	17,205
Derivative contracts	—	270,149	686		(248,443)	22,392
Total financial instruments and other inventory positions owned	19,671	1,321,638	6,462		(248,443)	1,099,328

Cash equivalents	4,112	—	—		—	4,112

Investments at fair value	37,778	—	130,160	(2)	—	167,938
Total assets	$61,561	$1,321,638	$136,622		$(248,443)	$1,271,378

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$100,181	$222	$—		$—	$100,403
Fixed income securities	—	21,149	—		—	21,149
U.S. government agency securities	—	26,703	—		—	26,703
U.S. government securities	164,084	39,911	—		—	203,995
Derivative contracts	—	255,308	4,250		(254,073)	5,485
Total financial instruments and other inventory positions sold, but not yet purchased	$264,265	$343,293	$4,250		$(254,073)	$357,735

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

(2)	Noncontrolling interests of $44.9 million are attributable to third party ownership in consolidated merchant banking and senior living funds.

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

The Company’s Level III assets were $136.6 million and $147.1 million, or 10.7 percent and 12.1 percent of financial instruments measured at fair value at September 30, 2017 and December 31, 2016, respectively. The value of transfers between levels are recognized at the beginning of the reporting period. There were no significant transfers between Level I, Level II or Level III for the nine months ended September 30, 2017.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	June 30,			Transfers	Transfers	gains/	gains/	September 30,	September 30,
(Dollars in thousands)	2017	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2017	2017 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$1,117	$—	$(267)	$—	$—	$—	$(100)	$750	$(100)
Short-term securities	721	—	—	—	—	—	(16)	705	(16)
Mortgage-backed securities	4,251	—	—	—	—	—	70	4,321	70
Derivative contracts	383	105	—	—	—	(105)	303	686	686
Total financial instruments and other inventory positions owned	6,472	105	(267)	—	—	(105)	257	6,462	640

Investments at fair value	113,885	18,250	—	—	—	—	(1,975)	130,160	(1,975)
Total assets	$120,357	$18,355	$(267)	$—	$—	$(105)	$(1,718)	$136,622	$(1,335)

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$5,573	$—	$3,461	$—	$—	$(3,461)	$(1,323)	$4,250	$1,430
Total financial instruments and other inventory positions sold, but not yet purchased	$5,573	$—	$3,461	$—	$—	$(3,461)	$(1,323)	$4,250	$1,430

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	June 30,			Transfers	Transfers	gains/	gains/	September 30,	September 30,
(Dollars in thousands)	2016	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2016	2016 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$1,177	$—	$—	$—	$—	$—	$—	$1,177	$—
Short-term securities	748	—	—	—	—	—	—	748	—
Mortgage-backed securities	56,053	—	(44,006)	—	—	1,440	190	13,677	111
Derivative contracts	18	—	—	—	—	—	942	960	960
Total financial instruments and other inventory positions owned	57,996	—	(44,006)	—	—	1,440	1,132	16,562	1,071

Investments at fair value	122,786	12,011	(21,309)	—	—	10,336	(7,709)	116,115	2,570
Total assets	$180,782	$12,011	$(65,315)	$—	$—	$11,776	$(6,577)	$132,677	$3,641

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$14,785	$(5,922)	$171	$—	$—	$5,751	$(7,497)	$7,288	$(1,263)
Total financial instruments and other inventory positions sold, but not yet purchased	$14,785	$(5,922)	$171	$—	$—	$5,751	$(7,497)	$7,288	$(1,263)

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	September 30,	September 30,
(Dollars in thousands)	2016	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2017	2017 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Taxable securities	$2,686	$—	$(2,703)	$—	$—	$716	$(699)	$—	$—
Tax-exempt securities	1,077	—	(267)	—	—	—	(60)	750	(60)
Short-term securities	744	—	(25)	—	—	2	(16)	705	(16)
Mortgage-backed securities	5,365	997	(1,854)	—	—	296	(483)	4,321	(90)
Derivative contracts	13,952	350	(11,978)	—	—	11,628	(13,266)	686	686
Total financial instruments and other inventory positions owned	23,824	1,347	(16,827)	—	—	12,642	(14,524)	6,462	520

Investments at fair value	123,319	25,444	(25,211)	—	(601)	9,399	(2,190)	130,160	7,704
Total assets	$147,143	$26,791	$(42,038)	$—	$(601)	$22,041	$(16,714)	$136,622	$8,224

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$1,487	$(719)	$11,219	$—	$—	$(10,500)	$2,763	$4,250	$4,125
Total financial instruments and other inventory positions sold, but not yet purchased	$1,487	$(719)	$11,219	$—	$—	$(10,500)	$2,763	$4,250	$4,125

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	September 30,	September 30,
(Dollars in thousands)	2015	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2016	2016 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Taxable securities	$5,816	$—	$(611)	$—	$(5,216)	$11	$—	$—	$—
Tax-exempt securities	1,177	—	—	—	—	—	—	1,177	—
Short-term securities	720	—	—	—	—	—	28	748	28
Mortgage-backed securities	121,124	26,519	(133,913)	—	—	3,285	(3,338)	13,677	241
Derivative contracts	—	246	—	—	—	(246)	960	960	960
Total financial instruments and other inventory positions owned	128,837	26,765	(134,524)	—	(5,216)	3,050	(2,350)	16,562	1,229

Investments at fair value	109,444	27,683	(21,309)	—	(9,088)	10,336	(951)	116,115	(1,223)
Total assets	$238,281	$54,448	$(155,833)	$—	$(14,304)	$13,386	$(3,301)	$132,677	$6

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$7,148	$(23,700)	$171	$—	$—	$23,529	$140	$7,288	$7,288
Total financial instruments and other inventory positions sold, but not yet purchased	$7,148	$(23,700)	$171	$—	$—	$23,529	$140	$7,288	$7,288

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

Non-Recurring Fair Value Measurement

During the third quarter of 2017, the Company recorded a goodwill impairment charge of $114.4 million representing the full value of goodwill attributable to the asset management reporting unit. The fair value measurement used in the analysis was calculated using the income approach (discounted cash flow method) and market approach (earnings multiples of public company comparables). The discounted cash flow model was calculated using unobservable inputs, such as revenue and EBITDA forecasts, which are classified as Level III within the fair value hierarchy. See Note 11 for further discussion.

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

Consolidated VIEs

The Company’s consolidated VIEs at September 30, 2017 include certain alternative asset management funds in which the Company has an investment and, as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.

The following table presents information about the carrying value of the assets and liabilities of the VIEs which are consolidated by the Company and included on the consolidated statements of financial condition at September 30, 2017. The assets can only be used to settle the liabilities of the respective VIE, and the creditors of the VIEs do not have recourse to the general credit of the Company. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities are eliminated in consolidation.

Alternative Asset
(Dollars in thousands)	Management Funds
Assets:
Receivables from brokers, dealers and clearing organizations	$15,765
Financial instruments and other inventory positions owned and pledged as collateral	149,632
Investments	112,834
Other assets	4,621
Total assets	$282,852

Liabilities:
Short-term financing	$76,797
Payables to brokers, dealers and clearing organizations	46,627
Financial instruments and other inventory positions sold, but not yet purchased	21,813
Other liabilities and accrued expenses	18,344
Total liabilities	$163,581

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Nonconsolidated VIEs

The Company determined it is not the primary beneficiary of certain VIEs and accordingly does not consolidate them. These VIEs had net assets approximating $0.6 billion and $0.8 billion at September 30, 2017 and December 31, 2016, respectively. The Company’s exposure to loss from these VIEs is $6.4 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at September 30, 2017. The Company had no liabilities related to these VIEs at September 30, 2017 and December 31, 2016, respectively. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of September 30, 2017.

Note 7 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Receivable arising from unsettled securities transactions	$15,765	$132,724
Deposits paid for securities borrowed	—	27,573
Receivable from clearing organizations	36,891	3,293
Deposits with clearing organizations	12,409	35,713
Securities failed to deliver	—	975
Other	15,815	12,452
Total receivables from brokers, dealers and clearing organizations	$80,880	$212,730

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Payable arising from unsettled securities transactions	$49,160	$13,948
Payable to clearing organizations	—	15,893
Securities failed to receive	—	3,043
Other	5,105	7,958
Total payables to brokers, dealers and clearing organizations	$54,265	$40,842

The Company has established an arrangement to obtain financing from Pershing related to the majority of its trading activities. Under the Company's fully disclosed clearing agreement, the majority of its securities inventories and all of its customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. The funding is at the discretion of Pershing and could be denied. The Company's clearing arrangement activities are recorded net from trading activity. The Company's fully disclosed clearing agreement includes a covenant requiring Piper Jaffray to maintain excess net capital of $120 million.

Deposits paid for securities borrowed approximate the market value of the securities. Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received by the Company on settlement date.

Note 8 Collateralized Securities Transactions

As discussed in Note 1, Piper Jaffray transitioned from a self clearing securities broker dealer to a fully disclosed clearing model in the third quarter of 2017.

The Company’s current financing and prior customer securities activities involve the Company using securities as collateral. In the event that the counterparty does not meet its contractual obligation to return securities used as collateral (e.g., pursuant to the terms of a repurchase agreement), or customers did not deposit additional securities or cash for margin when required, the Company may be exposed to the risk of reacquiring the securities or selling the securities at unfavorable market prices in order to satisfy its obligations. The Company seeks to control this risk by monitoring the market value of securities pledged or used as collateral on a daily basis and requiring adjustments in the event of excess market exposure. The Company also uses unaffiliated third party custodians to administer the underlying collateral for certain of its short-term financings to mitigate risk.

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

Prior to transitioning to a fully disclosed clearing model, the Company obtained securities purchased under agreements to resell, securities borrowed and margin agreements on terms that permit it to repledge or resell the securities to others, typically pursuant to repurchase agreements. The Company obtained securities with a fair value of approximately $192.2 million at December 31, 2016, of which $185.2 million had been pledged or otherwise transferred to satisfy its commitments under financial instruments and other inventory positions sold, but not yet purchased.

Reverse repurchase agreements, repurchase agreements and securities borrowed and loaned are reported on a net basis by counterparty when a legal right of offset exists. The Company had no outstanding securities lending arrangements as of September 30, 2017 or December 31, 2016. See Note 4 for information related to the Company's offsetting of derivative contracts.

Note 9 Investments

The Company’s investments include investments in private companies and partnerships, registered mutual funds, warrants of public and private companies and private company debt.

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Investments at fair value	$167,938	$156,102
Investments at cost	3,068	2,755
Investments accounted for under the equity method	8,521	9,200
Total investments	179,527	168,057

Less investments attributable to noncontrolling interests (1)	(44,932)	(45,123)
	$134,595	$122,934

(1)	Noncontrolling interests are attributable to third party ownership in consolidated merchant banking and senior living funds.

At September 30, 2017, investments carried on a cost basis had an estimated fair market value of $4.6 million. Because valuation estimates were based upon management’s judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 10 Other Assets

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Fee receivables	$21,968	$22,840
Accrued interest receivables	7,612	9,259
Forgivable loans, net	8,422	9,307
Prepaid expenses	5,122	6,363
Secured loan receivables	2,975	6,236
Other	9,344	13,124
Total other assets	$55,443	$67,129

Note 11 Goodwill and Intangible Assets

	Capital	Asset
(Dollars in thousands)	Markets	Management	Total
Goodwill
Balance at December 31, 2016	$81,855	$114,363	$196,218
Impairment charge	—	(114,363)	(114,363)
Balance at September 30, 2017	$81,855	$—	$81,855

Intangible assets
Balance at December 31, 2016	$19,320	$17,914	$37,234
Amortization of intangible assets	(7,633)	(3,833)	(11,466)
Balance at September 30, 2017	$11,687	$14,081	$25,768

The Company tests goodwill and indefinite-life intangible assets for impairment on an annual basis and on an interim basis when circumstances exist that could indicate possible impairment. The Company tests for impairment at the reporting unit level, which is generally one level below its operating segments. The Company has identified two reporting units: capital markets and asset management. When testing for impairment, the Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after making an assessment, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then further analysis is unnecessary. However, if the Company concludes otherwise, then the Company is required to perform a two-step impairment test, which requires management to make judgments in determining what assumptions to use in the calculation. The first step requires a comparison of the fair value of the reporting unit to its carrying value, including allocated goodwill. The estimated fair value of the reporting unit is derived based on valuation techniques that a market participant would use. The Company estimates the fair value of the reporting unit using the income approach (discounted cash flow method) and market approach (earnings and/or transaction multiples). As discussed in Note 2, the Company adopted ASU 2017-04 effective July 1, 2017. ASU 2017-04 eliminates the second step from the goodwill impairment test. Accordingly, the Company will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value.

The Company identified impairment indicators in the third quarter of 2017 related to the asset management reporting unit and performed an interim goodwill impairment test as of July 31, 2017, which resulted in a non-cash goodwill impairment charge of $114.4 million. The fair value of the asset management reporting unit was calculated using the income approach (discounted cash flow method based on revenue and EBITDA forecasts) and market approach (earnings multiples of comparable public companies). The impairment charge resulted from declining profitability in 2017 as decreases in revenues relating to higher fee product offerings have not been fully offset by new revenues on assets gained in lower fee product offerings. The shift in revenue mix is attributable, in part, to the extended cycle of investors favoring passive investment vehicles over active management.

The Company also evaluated its intangible assets (indefinite and definite-lived) related to the asset management reporting unit and concluded there was no impairment.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 12 Short-Term Financing

	Outstanding Balance		Weighted Average Interest Rate
	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)	2017	2016	2017	2016
Commercial paper (secured)	$—	$147,021	N/A	2.12%
Prime broker arrangements	76,797	271,811	1.98%	1.49%
Total short-term financing	$76,797	$418,832

The Company issues secured commercial paper to fund a portion of its securities inventory. The commercial paper notes ("CP Notes") can be issued with maturities of 27 days to 270 days from the date of issuance. The CP Notes are currently issued under two separate programs, CP Series A and CP Series II A, and are secured by different inventory classes. CP Series III A was discontinued during the third quarter of 2017. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin. CP Series II A includes a revised covenant that requires the Company’s U.S. broker dealer subsidiary to maintain excess net capital of $100 million. At September 30, 2017, the Company had no CP Notes outstanding.

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

The Company has both committed and uncommitted short-term bank line financing available on a secured basis. The Company uses these credit facilities in the ordinary course of business to fund a portion of its daily operations and the amount borrowed under these credit facilities varies daily based on the Company’s funding needs.

The Company’s committed short-term bank line financing at September 30, 2017 consisted of a one-year $200 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2016. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company’s U.S. broker dealer subsidiary to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 16, 2017. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At September 30, 2017, the Company had no advances against this line of credit.

The Company’s uncommitted secured line at September 30, 2017 totaled $85 million and is dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company’s uncommitted line is subject to approval by the bank each time an advance is requested and may be denied. At September 30, 2017, the Company had no advances against this line of credit.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 13 Senior Notes

The Company has entered into variable and fixed rate senior notes with certain entities advised by Pacific Investment Management Company ("PIMCO"). The following table presents the outstanding balance by note class:

	Outstanding Balance
	September 30,	December 31,
(Dollars in thousands)	2017	2016
Class A Notes	$—	$50,000
Class C Notes	125,000	125,000
Total senior notes	$125,000	$175,000

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

The Second Amended and Restated Note Purchase Agreement includes customary events of default and covenants that, among other things, require the Company to maintain a minimum consolidated tangible net worth and regulatory net capital, limit the Company's leverage ratio and require the Company to maintain a minimum ratio of operating cash flow to fixed charges. At September 30, 2017, the Company was in compliance with all covenants.

The senior notes are recorded at amortized cost. As of September 30, 2017, the fair value of the fixed rate Class C Notes was approximately $125.7 million.

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

The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations and regulatory proceedings. Reasonably possible losses in excess of amounts accrued at September 30, 2017 are not material. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 15 Shareholders’ Equity

Share Repurchases

Effective August 14, 2015, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2017. During the nine months ended September 30, 2017, the Company repurchased 36,936 shares at an average price of $67.62 per share for an aggregate purchase price of $2.5 million related to this authorization. During the nine months ended September 30, 2016, the Company repurchased 1,536,226 shares at an average price of $38.89 per share for an aggregate purchase price of $59.7 million related to this authorization. This authorization expired on September 30, 2017.

On August 10, 2017, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares, effective from September 30, 2017 through September 30, 2019.

The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. The Company purchased 308,801 shares and 255,164 shares, or $22.6 million and $10.7 million of the Company’s common stock for this purpose during the nine months ended September 30, 2017 and 2016, respectively.

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 16. During the nine months ended September 30, 2017 and 2016, the Company issued 850,925 shares and 731,758 shares, respectively, related to these obligations.

Dividends

Beginning in 2017, the Company initiated the payment of a quarterly cash dividend to holders of its common stock. The Company's board of directors determines the declaration and payment of dividends on a quarterly basis, and is free to change the Company's dividend policy at any time.

On October 26, 2017, the board of directors declared a cash dividend of $0.3125 per share to be paid on December 15, 2017, to shareholders of record as of the close of business on November 29, 2017. During the nine months ended September 30, 2017, the Company declared and paid dividends of $0.9375 per share, totaling $14.2 million.

Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders’ proportionate share of the equity in merchant banking funds of $35.1 million and a senior living fund aggregating $13.4 million as of September 30, 2017. As of December 31, 2016, noncontrolling interests included the minority equity holders’ proportionate share of the equity in a merchant banking fund of $35.0 million, a municipal bond fund with employee investors of $9.2 million and a senior living fund aggregating $12.8 million.

Ownership interests in entities held by parties other than the Company’s common shareholders are presented as noncontrolling interests within shareholders’ equity, separate from the Company’s own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company’s common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the nine months ended September 30, 2017 and 2016, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table presents the changes in shareholders' equity for the nine months ended September 30, 2017:

	Common	Common		Total
	Shares	Shareholders’	Noncontrolling	Shareholders’
(Amounts in thousands, except share amounts)	Outstanding	Equity	Interests	Equity
Balance at December 31, 2016	12,391,970	$759,250	$57,016	$816,266
Net income/(loss)	—	(15,865)	3,217	(12,648)
Dividends	—	(14,228)	—	(14,228)
Amortization/issuance of restricted stock (1)	—	31,163	—	31,163
Issuance of treasury shares for options exercised	26,149	1,703	—	1,703
Issuance of treasury shares for restricted stock vestings	824,776	—	—	—
Repurchase of common stock through share repurchase program	(36,936)	(2,497)	—	(2,497)
Repurchase of common stock for employee tax withholding	(308,801)	(22,568)	—	(22,568)
Shares reserved/issued for director compensation	2,744	171	—	171
Other comprehensive income	—	1,137	—	1,137
Fund capital distributions, net	—	—	(11,714)	(11,714)
Balance at September 30, 2017	12,899,902	$738,266	$48,519	$786,785

(1)	Includes amortization of restricted stock as part of deal consideration for the acquisition of Simmons. See Note 3 for further discussion.

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

The following table provides a summary of the Company’s outstanding equity awards (in shares or units) as of September 30, 2017:

Incentive Plan
Restricted Stock
Annual grants	906,347
Sign-on grants	247,341
1,153,688
Inducement Plan
Restricted Stock	260,231

Total restricted stock related to compensation	1,413,919

Simmons Deal Consideration (1)	821,141

Total restricted stock outstanding	2,235,060

Incentive Plan
Restricted Stock Units
Leadership grants	273,574

(1)	The Company issued restricted stock with service conditions as part of deal consideration for the acquisition of Simmons. See Note 3 for further discussion.

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company’s employees and directors for up to 8.2 million shares of common stock (1.0 million shares remained available for future issuance under the Incentive Plan as of September 30, 2017). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant’s death, and at the discretion of the compensation committee of the Company’s board of directors.

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

Up to 75 percent of the award can be earned based on the Company achieving certain average adjusted return on equity targets, as defined in the terms of the award agreement. The fair value of this portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The probability that the performance condition will be achieved is reevaluated each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested share units upon termination of employment with a corresponding reversal of compensation expense. As of September 30, 2017, the Company has determined that the performance condition is probable of achieving 50 percent of the grant award.

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

Stock-Based Compensation Activity

The Company recorded compensation expense of $13.5 million and $17.9 million for the three months ended September 30, 2017 and 2016, respectively, and $25.8 million and $42.0 million for the nine months ended September 30, 2017 and 2016, respectively, related to employee restricted stock and restricted stock unit awards. Forfeitures were $0.7 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively, and $3.0 million and $0.6 million, for the nine months ended September 30, 2017 and 2016, respectively. The tax benefit related to stock-based compensation totaled $4.5 million and $5.2 million for the three months ended September 30, 2017 and 2016, respectively, and $16.2 million and $11.8 million for the nine months ended September 30, 2017 and 2016, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the Company’s unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2016	2,874,117	$43.12
Granted	241,691	77.95
Vested	(701,380)	44.85
Canceled	(179,368)	42.68
September 30, 2017	2,235,060	$46.38

The following table summarizes the changes in the Company’s unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2016	374,460	$21.63
Granted	35,981	84.10
Vested	(115,290)	23.42
Canceled	(21,577)	27.81
September 30, 2017	273,574	$28.61

As of September 30, 2017, there was $29.4 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 1.6 years.

The following table summarizes the changes in the Company’s outstanding stock options:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2016	30,613	$65.86	0.3	$203,291
Granted	—	—
Exercised	(26,149)	65.13
Canceled	—	—
Expired	(4,464)	70.13
September 30, 2017	—	$—	0.0	$—

As of September 30, 2017, there was no unrecognized compensation cost related to stock options expected to be recognized over future years. The intrinsic value of options exercised was $0.3 million and the resulting tax benefit realized was $0.1 million for the nine months ended September 30, 2017. The intrinsic value of options exercised and the resulting tax benefit realized were immaterial for the nine months ended September 30, 2016.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Deferred Compensation Plans

The Company maintains various deferred compensation arrangements for employees.

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a percentage of their base salary, commissions and/or cash bonuses. The deferrals vest immediately and are non-forfeitable. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. Investments in the grantor trust, consisting of mutual funds, totaled $29.9 million and $24.4 million as of September 30, 2017 and December 31, 2016, respectively, and are included in investments on the consolidated statements of financial condition. The compensation deferred by the employees is expensed in the period earned. The deferred compensation liability was $30.0 million and $24.5 million as of September 30, 2017 and December 31, 2016, respectively. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations. On August 9, 2017, the Company's board of directors approved the discontinuance of future deferral elections by participants for performance periods beginning after December 31, 2017.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 17 Earnings Per Share

The Company calculates earnings per share using the two-class method. Basic earnings per common share is computed by dividing net income/(loss) applicable to Piper Jaffray Companies’ common shareholders by the weighted average number of common shares outstanding for the period. Net income/(loss) applicable to Piper Jaffray Companies’ common shareholders represents net income/(loss) applicable to Piper Jaffray Companies reduced by the allocation of earnings to participating securities. No allocation of undistributed earnings is made for periods in which a loss is incurred. Distributed earnings (e.g., dividends) are allocated to participating securities. All of the Company’s unvested restricted shares are deemed to be participating securities as they are eligible to share in the profits (e.g., receive dividends) of the Company. The Company’s restricted stock units are not participating securities as they are not eligible to receive dividends, or the dividends are forfeitable until vested. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options and restricted stock units.

The computation of earnings per share is as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Amounts in thousands, except per share data)	2017		2016	2017		2016
Net income/(loss) applicable to Piper Jaffray Companies	$(49,713)		$10,658	$(15,865)		$15,033
Earnings allocated to participating securities (1)	(702)		(2,076)	(2,241)		(2,557)
Net income/(loss) applicable to Piper Jaffray Companies’ common shareholders (2)	$(50,415)		$8,582	$(18,106)		$12,476

Shares for basic and diluted calculations:
Average shares used in basic computation	12,898		12,282	12,774		12,787
Stock options	—		16	—		14
Restricted stock units	77		—	171		—
Average shares used in diluted computation	12,975	(3)	12,298	12,945	(3)	12,801

Earnings/(loss) per common share:
Basic	$(3.91)		$0.70	$(1.42)		$0.98
Diluted	$(3.91)	(3)	$0.70	$(1.42)	(3)	$0.97

(1)
Represents the allocation of distributed and undistributed earnings to participating securities. No allocation of undistributed earnings is made for periods in which a loss is incurred. Distributed earnings (e.g., dividends) are allocated to participating securities. Participating securities include all of the Company’s unvested restricted shares. The weighted average participating shares outstanding were 2,246,663 and 2,974,676 for the three months ended September 30, 2017 and 2016, respectively, and 2,389,755 and 2,623,095 for the nine months ended September 30, 2017 and 2016, respectively.

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

(3)
Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred. Common shares of 2,235,060 were excluded from diluted EPS at September 30, 2017, as the Company had a net loss for these periods.

The anti-dilutive effects from stock options and restricted stock units were immaterial for the nine months ended September 30, 2017 and 2016, respectively.

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

Reportable segment financial results are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016

Capital Markets
Investment banking
Financing
Equities	$22,117	$30,479	$70,229	$53,831
Debt	21,687	30,898	60,066	80,195
Advisory services	146,816	75,230	332,205	204,971
Total investment banking	190,620	136,607	462,500	338,997

Institutional sales and trading
Equities	18,410	20,492	59,085	62,773
Fixed income	20,676	25,812	63,137	71,818
Total institutional sales and trading	39,086	46,304	122,222	134,591

Management and performance fees	678	1,353	4,172	4,112

Investment income/(loss)	(660)	4,472	15,155	14,009

Long-term financing expenses	(1,736)	(2,253)	(6,003)	(6,838)

Net revenues	227,988	186,483	598,046	484,871

Operating expenses (1)	196,409	169,745	524,702	460,628

Segment pre-tax operating income	$31,579	$16,738	$73,344	$24,243

Segment pre-tax operating margin	13.9%	9.0%	12.3%	5.0%

Continued on next page

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016

Asset Management
Management and performance fees
Management fees	$12,140	$13,903	$39,839	$39,587
Performance fees	—	—	—	—
Total management and performance fees	12,140	13,903	39,839	39,587

Investment income	439	461	956	428

Net revenues	12,579	14,364	40,795	40,015

Operating expenses (1)	126,394	12,651	153,699	35,856

Segment pre-tax operating income/(loss)	$(113,815)	$1,713	$(112,904)	$4,159

Segment pre-tax operating margin	(904.8)%	11.9%	(276.8)%	10.4%

Total
Net revenues	$240,567	$200,847	$638,841	$524,886

Operating expenses (1)	322,803	182,396	678,401	496,484

Pre-tax operating income/(loss)	$(82,236)	$18,451	$(39,560)	$28,402

Pre-tax operating margin	(34.2)%	9.2%	(6.2)%	5.4%
(1)Operating expenses include a $114.4 million goodwill impairment charge for the Asset Management segment, as well as intangible asset amortization as set forth in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Capital Markets	$2,544	$6,623	$7,633	$11,239
Asset Management	1,278	1,387	3,833	4,161
Total intangible asset amortization	$3,822	$8,010	$11,466	$15,400

Reportable segment assets are as follows:

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Capital Markets	$1,627,722	$1,934,528
Asset Management	112,114	190,975
Total assets	$1,739,836	$2,125,503

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 19 Net Capital Requirements and Other Regulatory Matters

Piper Jaffray is registered as a securities broker dealer with the SEC and is a member of various SROs and securities exchanges. The Financial Industry Regulatory Authority, Inc. ("FINRA") serves as Piper Jaffray’s primary SRO. Piper Jaffray is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. Piper Jaffray has elected to use the alternative method permitted by the SEC rule which requires that it maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated debt, dividend payments and other equity withdrawals by Piper Jaffray are subject to certain approvals, notifications and other provisions of SEC and FINRA rules.

At September 30, 2017, net capital calculated under the SEC rule was $215.5 million, and exceeded the minimum net capital required under the SEC rule by $214.5 million.

The Company’s committed short-term credit facility and its senior notes include covenants requiring Piper Jaffray to maintain minimum net capital of $120 million. CP Notes issued under CP Series II A include a covenant that requires Piper Jaffray to maintain excess net capital of $100 million. The Company's fully disclosed clearing agreement with Pershing also includes a covenant requiring Piper Jaffray to maintain excess net capital of $120 million.

Piper Jaffray Ltd., a broker dealer subsidiary registered in the United Kingdom, is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of September 30, 2017, Piper Jaffray Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Jaffray Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At September 30, 2017, Piper Jaffray Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Note 20 Income Taxes

The Company recorded an income tax benefit of $31.4 million and $26.9 million for the three and nine months ended September 30, 2017, respectively, as a result of pre-tax losses related to the $114.4 million non-cash goodwill impairment charge for the asset management reporting unit, generating a $44.2 million deferred income tax asset. See Note 11 for additional information related to the goodwill impairment charge.

The tax benefit related to stock-based compensation awards vesting at values greater than the grant price was $0.3 million and $9.1 million for the three and nine months ended September 30, 2017, respectively. See Note 2 regarding the tax impact from the adoption of ASU 2016-09.

The Company's effective tax rate, excluding noncontrolling interests, for the nine months ended September 30, 2017 was 62.9 percent, compared to 36.8 percent for the nine months ended September 30, 2016. The effective tax rate was higher for the nine months ended September 30, 2017, due to the impact of the $9.1 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price during a period of pre-tax losses.

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

Explanation of Non-GAAP Financial Measures

We have included financial measures that are not prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These non-GAAP financial measures include adjustments to exclude (1) revenues and expenses related to noncontrolling interests, (2) amortization of intangible assets related to acquisitions, (3) compensation and non-compensation expenses from acquisition-related agreements, (4) restructuring and acquisition integration costs and (5) goodwill impairment charges. These adjustments affect the following financial measures: net revenues, compensation expenses, non-compensation expenses, net income applicable to Piper Jaffray Companies, earnings per diluted common share, return on average common shareholders' equity, segment net revenues, segment operating expenses, segment pre-tax operating income and segment pre-tax operating margin. Management believes that presenting these results and measures on an adjusted basis in conjunction with the corresponding U.S. GAAP measures provides the most meaningful basis for comparison of our operating results across periods, and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with U.S. GAAP.

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

Our Asset Management segment has experienced declining profitability in 2017 as decreases in revenues relating to higher fee product offerings have not been fully offset by new revenues on assets gained in lower fee product offerings. The shift in revenue mix is attributable to our efforts to remix our product offerings to a broader set of more scalable products and an extended cycle of investors favoring passive investment vehicles over active management. We identified goodwill impairment indicators in the third quarter of 2017 necessitating a full impairment testing of goodwill. The interim impairment testing related to our Asset Management segment goodwill resulted in a pre-tax non-cash impairment charge of $114.4 million. For more information on our goodwill impairment testing, please refer to the "Critical Accounting Policies" section.

Financial Highlights

	Three Months Ended			Nine Months Ended
(Amounts in thousands, except per share data)	Sept. 30,	Sept. 30,	Percent	Sept. 30,	Sept. 30,	Percent
	2017	2016	Inc/(Dec)	2017	2016	Inc/(Dec)
U.S. GAAP
Net revenues	$240,567	$200,847	19.8%	$638,841	$524,886	21.7%
Compensation and benefits expenses	169,469	135,186	25.4	438,161	356,770	22.8
Non-compensation expenses	153,334	47,210	224.8	240,240	139,714	72.0
Net income/(loss) applicable to Piper Jaffray Companies	(49,713)	10,658	N/M	(15,865)	15,033	N/M
Earnings/(loss) per diluted common share	$(3.91)	$0.70	N/M	$(1.42)	$0.97	N/M

Non-GAAP(1)
Adjusted net revenues	$241,551	$199,001	21.4%	$633,961	$518,396	22.3%
Adjusted compensation and benefits expenses	155,160	127,010	22.2	407,860	335,226	21.7
Adjusted non-compensation expenses	34,862	38,632	(9.8)	112,320	112,220	0.1
Adjusted net income applicable to Piper Jaffray Companies	32,521	20,976	55.0	81,276	45,523	78.5
Adjusted earnings per diluted common share	$2.13	$1.37	55.5	$5.31	$2.95	80.0
N/M – Not meaningful

For the three months ended September 30, 2017

•
Net revenues increased 19.8 percent from the year-ago period as significantly higher advisory services revenues were partially offset by lower equity and debt financing and institutional brokerage revenues.

•	Compensation and benefits expenses increased 25.4 percent compared with the prior-year period due to higher revenues, as well as higher acquisition-related compensation costs.

•	The increase in non-compensation expenses was driven by a $114.4 million non-cash goodwill impairment charge.

For the nine months ended September 30, 2017

•	Net revenues increased 21.7 percent from the year-ago period. Higher advisory services and equity financing revenues were partially offset by lower debt financing and institutional brokerage revenues.

•	Compensation and benefits expenses increased 22.8 percent compared with the prior-year period due primarily to higher revenues.

•
Non-compensation expenses were up 72.0 percent compared to the year-ago period, driven by a $114.4 million goodwill impairment charge. Incremental back office conversion costs in the current period were more than offset by lower restructuring costs. In the first nine months of 2016, non-compensation expenses included $10.2 million of restructuring and integration costs primarily related to the acquisition of Simmons & Company International ("Simmons"), which we acquired on February 26, 2016.

•
For the nine months ended September 30, 2017, we recorded a tax benefit of $9.1 million related to restricted stock vesting at values greater than the grant price. The tax benefit increased earnings per diluted common share by $0.71 in the first nine months of 2017.

•
For the twelve months ended September 30, 2017, our rolling twelve month return on average common shareholders' equity was a negative 6.8 percent due to the non-cash goodwill impairment charge, compared with 3.6 percent for the rolling twelve months ended September 30, 2016. On an adjusted basis, we generated a rolling twelve month return on average common shareholders' equity of 13.9 percent(2) for the twelve months ended September 30, 2017, compared with 8.4 percent(2) for the rolling twelve months ended September 30, 2016.

(1)	Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2017	2016	2017	2016
Net revenues:
Net revenues – U.S. GAAP basis	$240,567	$200,847	$638,841	$524,886
Adjustments:
Revenue related to noncontrolling interests	984	(1,846)	(4,880)	(6,490)
Adjusted net revenues	$241,551	$199,001	$633,961	$518,396

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$169,469	$135,186	$438,161	$356,770
Adjustments:
Compensation from acquisition-related agreements	(14,309)	(8,176)	(30,301)	(21,544)
Adjusted compensation and benefits	$155,160	$127,010	$407,860	$335,226

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$153,334	$47,210	$240,240	$139,714
Adjustments:
Non-compensation expenses related to noncontrolling interests	(116)	(568)	(1,663)	(1,888)
Restructuring and integration costs	—	—	—	(10,206)
Goodwill impairment	(114,363)	—	(114,363)	—
Amortization of intangible assets related to acquisitions	(3,822)	(8,010)	(11,466)	(15,400)
Non-compensation expenses from acquisition-related agreements	(171)	—	(428)	—
Adjusted non-compensation expenses	$34,862	$38,632	$112,320	$112,220

Net income/(loss) applicable to Piper Jaffray Companies:
Net income/(loss) applicable to Piper Jaffray Companies – U.S. GAAP basis	$(49,713)	$10,658	$(15,865)	$15,033
Adjustments:
Compensation from acquisition-related agreements	9,444	5,424	19,498	14,067
Restructuring and integration costs	—	—	—	7,014
Goodwill impairment	70,219	—	70,219	—
Amortization of intangible assets related to acquisitions	2,347	4,894	7,042	9,409
Non-compensation expenses from acquisition-related agreements	224	—	382	—
Adjusted net income applicable to Piper Jaffray Companies	$32,521	$20,976	$81,276	$45,523

Earnings/(loss) per diluted common share:
Earnings/(loss) per diluted common share – U.S. GAAP basis	$(3.91)	$0.70	$(1.42)	$0.97
Adjustment for loss allocated to participating shares (3)	0.64	—	0.39	—
	(3.27)	0.70	(1.03)	0.97
Adjustments:
Compensation from acquisition-related agreements	0.62	0.36	1.27	0.91
Restructuring and integration costs	—	—	—	0.45
Goodwill impairment	4.61	—	4.58	—
Amortization of intangible assets related to acquisitions	0.15	0.32	0.46	0.61
Non-compensation expenses from acquisition-related agreements	0.02	—	0.03	—
Adjusted earnings per diluted common share	$2.13	$1.37	$5.31	$2.95

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

(3)
Piper Jaffray Companies calculates earnings per common share using the two-class method, which requires the allocation of consolidated adjusted net income between common shareholders and participating security holders, which in the case of Piper Jaffray Companies, represents unvested stock with dividend rights. No allocation of undistributed earnings is made for periods in which a loss is incurred.

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

Proposed Tax Reform Legislation

On November 2, 2017, the Committee on Ways and Means of the U.S. House of Representatives introduced the "Tax Cuts and Jobs Act," a bill which could have significant impacts to the federal tax code. Key provisions, as currently proposed, include a corporate rate reduction from 35 percent to 20 percent effective in 2018. A corporate rate reduction would result in a one-time non-cash write-off of an estimated $50 to $55 million of our deferred tax assets based on the lower proposed rate. In addition, certain corporate tax deductions may be repealed or amended. For example, corporate tax deductions for certain public company executive compensation in excess of $1 million will no longer be allowed. The proposed legislation may impact our employee compensation arrangements and certain sectors of our businesses, such as our public finance operations. With regard to our public finance operations, the repeal of advance refunding bonds and certain private activity bond issuances may be impacted by this proposed legislation. We will continue to monitor and evaluate the impact of this proposed legislation on our businesses.

Outlook for the remainder of 2017

We would expect the U.S. economy to continue to grow at a slow and steady pace for the remainder of 2017. Administrative and legislative policies, including increased fiscal spending, deregulation and tax reform, may provide catalysts to accelerate economic growth. However, uncertainty over the details of these policies, their timing, the probability of implementation and their transition, as well as political or economic instability internationally, may inject periods of heightened volatility into the U.S. equity and debt markets. Through the first nine months of 2017, the U.S. Federal Reserve has increased short-term interest rates two times on the expectation of stronger economic growth. However, long-term interest rates have not moved in step with increases in short-term interest rates resulting in a flattening of the yield curve. We anticipate that the U.S. Federal Reserve will attempt to pursue a gradual and steady path to rate normalization, absent significant shifts in tax and monetary policy. Resistance in long-term interest rates to these policies, however, could produce an extended period of a flat yield curve, which could adversely impact our fixed income sales and trading business. In addition, exogenous conditions may trigger episodes of volatility with respect to interest rates. A rising or volatile interest rate environment could manifest itself in changes to the yield curve or relative spreads which may have a mixed impact on certain of our businesses.

We expect conditions in the equity markets to remain conducive to our equity capital raising and advisory activities for the remainder of 2017. While lower volatility benefits our capital raising business, it has the inverse effect on our equity sales and trading business. If we experience sustained bouts of higher volatility or a material market correction, however, our equity brokerage business may benefit while our equity capital raising and advisory businesses may suffer. We believe our advisory services business will continue to perform well for the remainder of 2017 on the strength of our market position, recent investments, diversity in our practice, readily available capital and a combination of high CEO and small business confidence levels. Advisory services revenues for any given quarter are impacted by the timing and size of the deals closing, which can result in fluctuations in revenues period over period.

While higher interest rates across the yield curve would be favorable to our fixed income institutional brokerage business, the move to higher rates could adversely impact our public finance business in the short-term as the level of refunding activity eases while greater economic growth has not yet spurred a ramp in new money issuance volumes. Although the outlook is constructive, we believe that municipal debt underwriting activity for the remainder of 2017 will remain at lower levels compared to the record market issuance volumes in 2016. Our geographic range, product capabilities, and industry expertise should serve to mitigate over time the impact of less favorable market conditions on the performance of our public finance business.

As economic growth continues, we would expect rising market valuations, which have a positive impact on our asset management business. However, this impact may be eroded by the shift to passive investment strategies as extremely low volatility in a market with slow but steady growth generally favors lower-cost passive investment vehicles. We would expect that active asset managers, ourselves included, will remain under pressure to create alpha for their clients and to maintain or grow AUM.

Results of Operations

Financial Summary for the three months ended September 30, 2017 and September 30, 2016

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	September 30,			September 30,
			2017
(Dollars in thousands)	2017	2016	v2016	2017	2016
Revenues:
Investment banking	$190,482	$136,682	39.4%	79.2%	68.1%
Institutional brokerage	34,873	42,189	(17.3)	14.5	21.0
Asset management	12,818	15,256	(16.0)	5.3	7.6
Interest	7,164	7,343	(2.4)	3.0	3.7
Investment income/(loss)	(422)	4,806	N/M	(0.2)	2.4
Total revenues	244,915	206,276	18.7	101.8	102.7

Interest expense	4,348	5,429	(19.9)	1.8	2.7

Net revenues	240,567	200,847	19.8	100.0	100.0

Non-interest expenses:
Compensation and benefits	169,469	135,186	25.4	70.4	67.3
Outside services	7,495	10,288	(27.1)	3.1	5.1
Occupancy and equipment	8,127	8,743	(7.0)	3.4	4.4
Communications	7,136	7,845	(9.0)	3.0	3.9
Marketing and business development	6,683	7,629	(12.4)	2.8	3.8
Trade execution and clearance	2,125	2,008	5.8	0.9	1.0
Goodwill impairment	114,363	—	N/M	47.5	—
Intangible asset amortization	3,822	8,010	(52.3)	1.6	4.0
Back office conversion costs	1,293	—	N/M	0.5	—
Other operating expenses	2,290	2,687	(14.8)	1.0	1.3
Total non-interest expenses	322,803	182,396	77.0	134.2	90.8

Income/(loss) before income tax expense/(benefit)	(82,236)	18,451	N/M	(34.2)	9.2

Income tax expense/(benefit)	(31,423)	6,515	N/M	(13.1)	3.2

Net income/(loss)	(50,813)	11,936	N/M	(21.1)	5.9

Net income/(loss) applicable to noncontrolling interests	(1,100)	1,278	N/M	(0.5)	0.6

Net income/(loss) applicable to Piper Jaffray Companies	$(49,713)	$10,658	N/M	(20.7)%	5.3%
N/M – Not meaningful

For the three months ended September 30, 2017, we recorded a net loss applicable to Piper Jaffray Companies of $49.7 million, driven by a $70.2 million, net of tax, goodwill impairment charge. Net revenues for the three months ended September 30, 2017 were $240.6 million, a 19.8 percent increase compared to $200.8 million in the year-ago period. In the third quarter of 2017, investment banking revenues were $190.5 million, up 39.4 percent compared with $136.7 million in the prior-year period, as higher advisory services revenues were partially offset by lower equity and debt financing revenues. For the three months ended

September 30, 2017, institutional brokerage revenues decreased 17.3 percent to $34.9 million, compared with $42.2 million in the third quarter of 2016, due to lower fixed income and equity institutional brokerage revenues. In the third quarter of 2017, asset management fees of $12.8 million were down 16.0 percent compared with $15.3 million in the third quarter of 2016 due primarily to lower management fees from our equity product offerings. For the three months ended September 30, 2017, net interest income was $2.8 million, up from $1.9 million in the prior-year period. In the third quarter of 2017, we recorded an investment loss of $0.4 million, compared with income of $4.8 million in the prior-year period. In the third quarter of 2016, we recorded gains on our investment and the noncontrolling interests in the merchant banking fund that we manage compared with losses in the current period. Non-interest expenses were $322.8 million for the three months ended September 30, 2017, up 77.0 percent compared to $182.4 million in the prior-year period. The increase was due to the $114.4 million goodwill impairment charge, as well as higher compensation expenses from increased revenues.

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

For the three months ended September 30, 2017, compensation and benefits expenses increased to $169.5 million, compared with $135.2 million in the corresponding period of 2016, due to higher revenues as well as higher acquisition-related compensation costs primarily resulting from the Simmons acquisition. Compensation and benefits expenses as a percentage of net revenues was 70.4 percent in the third quarter of 2017, compared with 67.3 percent in the third quarter of 2016. The increased compensation ratio was primarily attributable to higher acquisition-related compensation costs.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses decreased 27.1 percent to $7.5 million in the third quarter of 2017, compared with $10.3 million in the corresponding period of 2016. Excluding the portion of expenses from non-controlled equity interests in our consolidated alternative asset management funds, outside services expenses decreased 21.4 percent due primarily to lower professional and legal fees during the current period resulting from strong market conditions which enabled us to complete a high percentage of investment banking transactions whereby we can recover expenses. The year-ago period included incremental expenses related to our acquisition of Simmons.

Occupancy and Equipment – For the three months ended September 30, 2017, occupancy and equipment expenses decreased 7.0 percent to $8.1 million, compared with $8.7 million for the three months ended September 30, 2016.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the three months ended September 30, 2017, communication expenses decreased 9.0 percent to $7.1 million, compared with $7.8 million for the three months ended September 30, 2016. The decrease was primarily due to lower market data services.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. For the three months ended September 30, 2017, marketing and business development expenses decreased 12.4 percent to $6.7 million, compared with $7.6 million in the corresponding period of 2016. The decline was attributable to lower travel expenses, driven by strong market conditions which enabled us to complete a high percentage of investment banking transactions whereby we can recover expenses.

Trade Execution and Clearance – For the three months ended September 30, 2017, trade execution and clearance expenses increased slightly to $2.1 million, compared with $2.0 million in the corresponding period of 2016.

Goodwill Impairment – During the third quarter of 2017, we performed an interim goodwill impairment test, which resulted in a non-cash goodwill impairment charge of $114.4 million related to the asset management reporting unit.

Intangible Asset Amortization – Intangible asset amortization includes the amortization of definite-lived intangible assets consisting of customer relationships and the Simmons trade name. For the three months ended September 30, 2017, intangible asset amortization was $3.8 million, compared with $8.0 million in the corresponding period of 2016. In the third quarter of 2016, we recorded a measurement period adjustment to reflect the final fair value of Simmons intangible assets. Based on this final fair value, we recorded additional amortization of $2.3 million in the third quarter of 2016.

Back Office Conversion Costs – In the third quarter of 2017, we migrated to a fully disclosed clearing model and are no longer self clearing. Back office conversion costs include costs incurred to transition to a fully disclosed clearing model, such as contract termination fees, vendor migration fees, professional fees, and severance benefits for impacted personnel. For the three months ended September 30, 2017, we incurred back office conversion costs of $1.3 million. We expect to incur additional back office conversion costs in the fourth quarter of 2017.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses were $2.3 million in the third quarter of 2017, compared with $2.7 million in the third quarter of 2016.

Income Taxes – For the three months ended September 30, 2017, our benefit from income taxes was $31.4 million as a result of pre-tax losses related to the $114.4 million non-cash goodwill impairment charge. Our effective tax rate, excluding noncontrolling interests, was 38.7 percent for the third quarter of 2017. For the three months ended September 30, 2016, our provision for income taxes was $6.5 million equating to an effective tax rate, excluding noncontrolling interests, of 37.9 percent.

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

Adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin exclude (1) revenues and expenses related to noncontrolling interests, (2) amortization of intangible assets related to acquisitions, (3) compensation and non-compensation expenses from acquisition-related agreements, (4) restructuring and acquisition integration costs and (5) goodwill impairment charges. For U.S. GAAP purposes, these items are included in each of their respective line items on the consolidated statements of operations.

Capital Markets

The following table sets forth the Capital Markets adjusted segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Three Months Ended September 30,
	2017				2016
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Financing
Equities	$22,117	$—	$—	$22,117	$30,479	$—	$—	$30,479
Debt	21,687	—	—	21,687	30,898	—	—	30,898
Advisory services	146,816	—	—	146,816	75,230	—	—	75,230
Total investment banking	190,620	—	—	190,620	136,607	—	—	136,607

Institutional sales and trading
Equities	18,410	—	—	18,410	20,492	—	—	20,492
Fixed income	20,676	—	—	20,676	25,399	413	—	25,812
Total institutional sales and trading	39,086	—	—	39,086	45,891	413	—	46,304

Management and performance fees	678	—	—	678	1,353	—	—	1,353

Investment income/(loss)	324	(984)	—	(660)	3,039	1,433	—	4,472

Long-term financing expenses	(1,736)	—	—	(1,736)	(2,253)	—	—	(2,253)

Net revenues	228,972	(984)	—	227,988	184,637	1,846	—	186,483

Operating expenses	179,269	116	17,024	196,409	154,378	568	14,799	169,745

Segment pre-tax operating income	$49,703	$(1,100)	$(17,024)	$31,579	$30,259	$1,278	$(14,799)	$16,738

Segment pre-tax operating margin	21.7%			13.9%	16.4%			9.0%

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
Other adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Three Months Ended September 30,
(Dollars in thousands)	2017	2016
Compensation from acquisition-related agreements	$14,309	$8,176
Amortization of intangible assets related to acquisitions	2,544	6,623
Non-compensation expenses from acquisition-related agreements	171	—
	$17,024	$14,799

Capital Markets net revenues on a U.S. GAAP basis were $228.0 million for the three months ended September 30, 2017, compared with $186.5 million in the prior-year period. For the three months ended September 30, 2017, adjusted net revenues were $229.0 million, compared with $184.6 million in the third quarter of 2016. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis.

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

In the third quarter of 2017, investment banking revenues increased 39.5 percent to $190.6 million, compared with $136.6 million in the corresponding period of the prior year. For the three months ended September 30, 2017, advisory services revenues were $146.8 million, up 95.2 percent compared to $75.2 million in the third quarter of 2016. The results reflect the continuation of our strong performance over the past three quarters elevated by several large fees. We completed 43 transactions with an aggregate enterprise value of $11.3 billion in the third quarter of 2017, compared with 46 transactions with an aggregate enterprise value of $5.8 billion in the third quarter of 2016. For the three months ended September 30, 2017, equity financing revenues were $22.1 million, down 27.4 percent compared with $30.5 million in a strong prior-year period due to fewer completed transactions, which was partially offset by higher revenue per transaction. During the third quarter of 2017, we completed 16 equity financings, raising $1.9 billion for our clients, compared with 25 equity financings, raising $4.9 billion for our clients in the comparable year-ago period. Debt financing revenues for the three months ended September 30, 2017 were $21.7 million, down 29.8 percent compared with $30.9 million in a strong year-ago period. The decrease was due to a decline in municipal market issuance volumes, driven by lower levels of refunding activity. During the third quarter of 2017, we completed 139 negotiated municipal issues with a total par value of $3.4 billion, compared with 184 negotiated municipal issues with a total par value of $4.3 billion during the prior-year period.

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

For the three months ended September 30, 2017, institutional brokerage revenues were $39.1 million, a decrease of 15.6 percent compared with $46.3 million in the prior-year period, due to lower equity and fixed income institutional brokerage revenues. Equity institutional brokerage revenues were $18.4 million in the third quarter of 2017, down 10.2 percent compared with $20.5 million in the corresponding period of 2016. Historically low volatility resulted in lower trading volumes in the third quarter of 2017. For the three months ended September 30, 2017, fixed income institutional brokerage revenues were $20.7 million, down 19.9 percent compared with $25.8 million in the prior-year period. A decline in customer flow activity and fewer trading opportunities due to the lack of volatility reduced our revenues.

Management and performance fees include the fees generated from our merchant banking, energy and senior living funds with outside investors. For the three months ended September 30, 2017, management and performance fees were $0.7 million, compared with $1.4 million in the prior-year period.

Investment income/(loss) includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our merchant banking, energy and senior living funds, and other firm investments. For the three months ended September 30, 2017, investment loss was $0.7 million compared with investment income of $4.5 million in the corresponding period of 2016. In the third quarter of 2016, we recorded gains on the merchant banking fund that we manage compared with losses in the current period. Excluding the impact of noncontrolling interests, adjusted investment income was $0.3 million for the three months ended September 30, 2017.

Long-term financing expenses primarily represent interest paid on our senior notes. For the three months ended September 30, 2017, long-term financing expenses decreased to $1.7 million, from $2.3 million in the prior-year period. We repaid the $50 million of Class A senior notes upon maturity on May 31, 2017.

Capital Markets segment pre-tax operating margin for the three months ended September 30, 2017 was 13.9 percent, compared with 9.0 percent for the corresponding period of 2016. Pre-tax operating margin was higher in the third quarter of 2017 compared to the prior-year period due to a lower non-compensation ratio driven by an increase in revenues, which was partially offset by higher acquisition-related costs. Adjusted segment pre-tax operating margin for the three months ended September 30, 2017 was 21.7 percent, compared with 16.4 percent for the corresponding period of 2016. Adjusted pre-tax operating margin was higher compared to the third quarter of 2016 due to operating leverage as a result of higher revenues. Adjusted net revenues increased

24.0 percent and adjusted operating expenses increased 16.1 percent compared to the third quarter of 2016, reflecting operating leverage in the business.

Asset Management

The following table sets forth the Asset Management segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Three Months Ended September 30,
	2017				2016
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
Equity	$5,296	$—	$—	$5,296	$6,750	$—	$—	$6,750
MLP	6,844	—	—	6,844	7,153	—	—	7,153
Total management fees	12,140	—	—	12,140	13,903	—	—	13,903

Performance fees
Equity	—	—	—	—	—	—	—	—
MLP	—	—	—	—	—	—	—	—
Total performance fees	—	—	—	—	—	—	—	—

Total management and performance fees	12,140	—	—	12,140	13,903	—	—	13,903

Investment income	439	—	—	439	461	—	—	461

Total net revenues	12,579	—	—	12,579	14,364	—	—	14,364

Operating expenses	10,753	—	115,641	126,394	11,264	—	1,387	12,651

Segment pre-tax operating income/(loss)	$1,826	$—	$(115,641)	$(113,815)	$3,100	$—	$(1,387)	$1,713

Segment pre-tax operating margin	14.5%			(904.8)%	21.6%			11.9%

Adjusted segment pre-tax operating margin excluding investment income (2)	11.4%				19.0%

(1)	Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income/(loss) and adjusted segment pre-tax operating margin for the periods presented:

	Three Months Ended September 30,
(Dollars in thousands)	2017	2016
Goodwill impairment	$114,363	$—
Amortization of intangible assets related to acquisitions	1,278	1,387
	$115,641	$1,387

(2)
Management believes that presenting adjusted segment pre-tax operating margin excluding investment income, a non-GAAP measure, provides the most meaningful basis for comparison of Asset Management operating results across periods.

Management and performance fee revenues comprise the revenues generated from management and investment advisory services performed for separately managed accounts, registered funds and partnerships. Client asset inflows and outflows and investment performance have a direct effect on management and performance fee revenues. Management fees are generally based on the level of AUM measured monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations or net client asset flows, will result in a corresponding increase or decrease in management fees. Fees vary with the type of assets managed and the vehicle in which they are managed. Performance fees are earned when the investment return on AUM exceeds certain benchmark targets or other performance targets over a specified measurement period. The level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in total AUM. The majority of performance fees, if earned, are generally recorded in the fourth quarter of the applicable year or upon withdrawal of client assets. At September 30, 2017, approximately four percent of our AUM was eligible to earn performance fees.

For the three months ended September 30, 2017, management fees were $12.1 million, a decrease of 12.7 percent, compared with $13.9 million in the prior-year period, due primarily to lower management fees from our equity product offerings. In the third quarter of 2017, management fees related to our equity strategies were $5.3 million, down 21.5 percent compared to $6.8 million in the corresponding period of 2016 due to lower average AUM resulting from net client outflows, and a lower average effective revenue yield. The net client outflows were exacerbated by our efforts to remix our product offerings to a broader set of products and the lower yield resulted from changes in our product mix. The average effective revenue yield (total annualized management fees as a percentage of our average month-end AUM) for our equity strategies was 61 basis points for the third quarter of 2017, compared with 70 basis points for the prior-year period. Management fees from our master limited partnership ("MLP") strategies decreased 4.3 percent in the third quarter of 2017 to $6.8 million, compared with $7.2 million in the third quarter of 2016 as lower average AUM was partially offset by a higher average effective revenue yield. Our average effective revenue yield for our MLP strategies was 66 basis points for the third quarter of 2017, compared with 64 basis points for the prior-year period.

Investment income includes gains and losses from our investments in registered funds and private funds or partnerships that we manage. For the three months ended September 30, 2017, investment income was $0.4 million, compared with $0.5 million for the prior-year period.

The negative segment pre-tax operating margin for the three months ended September 30, 2017 was due to the $114.4 million non-cash goodwill impairment charge. Excluding investment income on firm capital invested in our strategies, adjusted segment operating margin declined from 19.0 percent in the third quarter of 2016 to 11.4 percent in the third quarter of 2017 due to lower management fees.

The following table summarizes the changes in our AUM for the periods presented:

			Twelve
	Three Months Ended		Months Ended
	September 30,		September 30,
(Dollars in millions)	2017	2016	2017
Equity
Beginning of period	$4,276	$3,681	$3,878
Net outflows	(862)	(103)	(784)
Net market appreciation	171	300	491
End of period	$3,585	$3,878	$3,585

MLP
Beginning of period	$4,304	$4,410	$4,551
Net outflows	(210)	(122)	(333)
Net market appreciation/(depreciation)	(51)	263	(175)
End of period	$4,043	$4,551	$4,043

Total
Beginning of period	$8,580	$8,091	$8,429
Net outflows	(1,072)	(225)	(1,117)
Net market appreciation	120	563	316
End of period	$7,628	$8,429	$7,628

Total AUM was $7.6 billion at September 30, 2017. Equity AUM decreased to $3.6 billion at September 30, 2017 as net client outflows of $0.9 billion during the quarter were partially offset by net market appreciation of $0.2 billion. In the third quarter of 2017, we exited our Japan value product, which reduced our AUM by approximately $0.8 billion. The reduction from client outflows was partially offset by client inflows into our new global dividend strategy during the quarter. This product, which we added in the first quarter of 2017, is part of our strategy to remix our product offerings. MLP AUM decreased to $4.0 billion at September 30, 2017 as we experienced net client outflows of $0.2 billion during the quarter.

Financial Summary for the nine months ended September 30, 2017 and September 30, 2016

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
			2017
(Dollars in thousands)	2017	2016	v2016	2017	2016
Revenues:
Investment banking	$461,260	$338,034	36.5%	72.2%	64.4%
Institutional brokerage	111,083	122,423	(9.3)	17.4	23.3
Asset management	44,011	43,699	0.7	6.9	8.3
Interest	22,649	24,094	(6.0)	3.5	4.6
Investment income	15,406	14,019	9.9	2.4	2.7
Total revenues	654,409	542,269	20.7	102.4	103.3

Interest expense	15,568	17,383	(10.4)	2.4	3.3

Net revenues	638,841	524,886	21.7	100.0	100.0

Non-interest expenses:
Compensation and benefits	438,161	356,770	22.8	68.6	68.0
Outside services	27,612	28,923	(4.5)	4.3	5.5
Occupancy and equipment	24,846	25,311	(1.8)	3.9	4.8
Communications	22,025	22,469	(2.0)	3.4	4.3
Marketing and business development	22,512	23,804	(5.4)	3.5	4.5
Trade execution and clearance	5,864	5,686	3.1	0.9	1.1
Restructuring and integration costs	—	10,206	(100.0)	—	1.9
Goodwill impairment	114,363	—	N/M	17.9	—
Intangible asset amortization	11,466	15,400	(25.5)	1.8	2.9
Back office conversion costs	3,027	—	N/M	0.5	—
Other operating expenses	8,525	7,915	7.7	1.3	1.5
Total non-interest expenses	678,401	496,484	36.6	106.2	94.6

Income/(loss) before income tax expense/(benefit)	(39,560)	28,402	N/M	(6.2)	5.4

Income tax expense/(benefit)	(26,912)	8,767	N/M	(4.2)	1.7

Net income/(loss)	(12,648)	19,635	N/M	(2.0)	3.7

Net income applicable to noncontrolling interests	3,217	4,602	(30.1)	0.5	0.9

Net income/(loss) applicable to Piper Jaffray Companies	$(15,865)	$15,033	N/M	(2.5)%	2.9%
N/M – Not meaningful

Except as discussed below, the description of non-interest expense and net revenues as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.

For the nine months ended September 30, 2017, we recorded a net loss applicable to Piper Jaffray Companies of $15.9 million due to a $70.2 million, net of tax, goodwill impairment charge. Net revenues for the nine months ended September 30, 2017 were $638.8 million, compared to $524.9 million in the year-ago period. In the first nine months of 2017, investment banking revenues were $461.3 million, up 36.5 percent compared with $338.0 million in the prior-year period as higher advisory services and equity financing revenues were partially offset by lower debt financing revenues. For the nine months ended September 30, 2017, institutional brokerage revenues decreased 9.3 percent to $111.1 million, compared with $122.4 million in the first nine months of 2016, due to lower fixed income and equity institutional brokerage revenues. In the first nine months of 2017, asset management fees were $44.0 million, up slightly compared with $43.7 million in the first nine months of 2016, as higher management fees from our MLP product offerings were offset by lower management fees from our equity product offerings. In the first nine months of 2017, net interest income increased to $7.1 million, compared with $6.7 million in the prior-year period. For the nine months ended September 30, 2017, investment income was $15.4 million, compared with $14.0 million in the prior-year period, due to higher gains on our investment and the noncontrolling interests in the merchant banking fund that we manage, as well as higher gains on our firm investments. Non-interest expenses were $678.4 million for the nine months ended September 30, 2017, up 36.6 percent compared with $496.5 million in the year-ago period. The increase was driven by a $114.4 million goodwill impairment charge. The increase was also due to higher compensation expense resulting from increased revenues, as well as incremental costs related to our back office conversion. These increases were partially offset by lower restructuring costs.

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

Other Operating Expenses – Other operating expenses increased 7.7 percent to $8.5 million for the nine months ended September 30, 2017, compared with $7.9 million for the nine months ended September 30, 2016. The increase was primarily due to higher expense related to our charitable giving program driven by increased profitability, which was partially offset by decreased insurance costs. Additionally, in the first nine months of 2017 we recorded foreign currency losses from our foreign cash accounts versus gains in the first nine months of 2016.

Income Taxes – For the nine months ended September 30, 2017, our benefit from income taxes was $26.9 million equating to an effective tax rate, excluding noncontrolling interests, of 62.9 percent, compared with a provision for income taxes of $8.8 million in the prior-year period equating to an effective tax rate, excluding noncontrolling interests, of 36.8 percent. The effective tax rate for the nine months ended September 30, 2017 was due to the impact of a $9.1 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price in a period of pre-tax losses. As discussed in Note 2, "Accounting Policies and Pronouncements" in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, effective as of January 1, 2017, new accounting guidance requires us to recognize the income tax effects of stock-based compensation awards in the income statement when the awards vest, rather than as additional paid-in capital. The amount recognized in the income statement in future periods may vary depending upon, among other things, the number of restricted shares vesting and their change in value since the grant date. We would expect that the impact of this guidance will be more meaningful in the first half of each year as the majority of our restricted stock vestings related to our employees' incentive compensation occurs in February.

Segment Performance

Capital Markets

The following table sets forth the Capital Markets adjusted segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Nine Months Ended September 30,
	2017				2016
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Financing
Equities	$70,229	$—	$—	$70,229	$53,831	$—	$—	$53,831
Debt	60,066	—	—	60,066	80,195	—	—	80,195
Advisory services	332,205	—	—	332,205	204,971	—	—	204,971
Total investment banking	462,500	—	—	462,500	338,997	—	—	338,997

Institutional sales and trading
Equities	59,085	—	—	59,085	62,773	—	—	62,773
Fixed income	63,137	—	—	63,137	70,665	1,153	—	71,818
Total institutional sales and trading	122,222	—	—	122,222	133,438	1,153	—	134,591

Management and performance fees	4,172	—	—	4,172	4,112	—	—	4,112

Investment income	10,275	4,880	—	15,155	8,672	5,337	—	14,009

Long-term financing expenses	(6,003)	—	—	(6,003)	(6,838)	—	—	(6,838)

Net revenues	593,166	4,880	—	598,046	478,381	6,490	—	484,871

Operating expenses	484,677	1,663	38,362	524,702	415,760	1,888	42,980	460,628

Segment pre-tax operating income	$108,489	$3,217	$(38,362)	$73,344	$62,621	$4,602	$(42,980)	$24,243

Segment pre-tax operating margin	18.3%			12.3%	13.1%			5.0%

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
Other adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Compensation from acquisition-related agreements	$30,301	$21,544
Restructuring and integration costs	—	10,197
Amortization of intangible assets related to acquisitions	7,633	11,239
Non-compensation expenses from acquisition-related agreements	428	—
	$38,362	$42,980

Capital Markets net revenues on a U.S. GAAP basis were $598.0 million for the nine months ended September 30, 2017, compared with $484.9 million in the prior-year period. In the first nine months of 2017, Capital Markets adjusted net revenues were $593.2 million, compared with $478.4 million in the first nine months of 2016. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis.

In the first nine months of 2017, investment banking revenues increased 36.4 percent to $462.5 million, compared with $339.0 million in the corresponding period of the prior year. For the nine months ended September 30, 2017, advisory services revenues increased 62.1 percent to $332.2 million, compared with $205.0 million in the first nine months of 2016. The increase reflects our long-term efforts to grow the advisory services business and the diversity in our business. These factors have led to market share gains. We completed 118 transactions with an aggregate enterprise value of $27.8 billion in the first nine months of 2017, compared with 104 transactions with an aggregate enterprise value of $14.1 billion in the first nine months of 2016. For the nine months ended September 30, 2017, equity financing revenues were $70.2 million, up 30.5 percent compared with $53.8 million in the prior-year period, due to more completed transactions and higher revenue per transaction. On a year-to-date basis, the overall fee pool in our target market was up approximately 75 percent compared to the corresponding period of the prior year. During the first nine months of 2017, we completed 60 equity financings, raising $12.0 billion for our clients, compared with 48 equity financings, raising $9.7 billion for our clients in the year-ago period. Debt financing revenues for the nine months ended September 30, 2017 were $60.1 million, down 25.1 percent compared with $80.2 million in the year-ago period, due to lower public finance revenues as refunding activity has declined compared to the prior-year period and new money issuance volumes have remained essentially flat. During the first nine months of 2017, we completed 421 negotiated municipal issues with a total par value of $10.5 billion, compared with 512 negotiated municipal issues with a total par value of $11.6 billion during the prior-year period.

For the nine months ended September 30, 2017, institutional brokerage revenues decreased 9.2 percent to $122.2 million, compared with $134.6 million in the prior-year period, due to lower equity and fixed income institutional brokerage revenues. Equity institutional brokerage revenues decreased 5.9 percent to $59.1 million in the first nine months of 2017, compared with $62.8 million in the corresponding period of 2016, due to lower client trading volumes. For the nine months ended September 30, 2017, fixed income institutional brokerage revenues were $63.1 million, down 12.1 percent compared with $71.8 million in the prior-year period, due to a decline in customer flow activity and fewer opportunities for trading gains.

For the nine months ended September 30, 2017, management and performance fees were $4.2 million, compared with $4.1 million in the prior-year period.

For the nine months ended September 30, 2017, investment income was $15.2 million, compared to $14.0 million in the corresponding period of 2016. In the first nine months of 2017, we recored higher gains in our merchant banking fund and on our other firm investments, which were partially offset by lower gains in our senior living fund. Excluding the impact of noncontrolling interests, adjusted investment income was $10.3 million for the nine months ended September 30, 2017.

For the nine months ended September 30, 2017, long-term financing expenses decreased to $6.0 million, compared with $6.8 million in the prior-year period. We repaid the $50 million of Class A senior notes upon maturity on May 31, 2017.

Capital Markets segment pre-tax operating margin for the nine months ended September 30, 2017 was 12.3 percent, compared with 5.0 percent for the corresponding period of 2016. The increased pre-tax operating margin was primarily due to a lower non-compensation ratio driven by higher revenues and lower levels of restructuring costs. In the year-ago period, we recorded $10.2 million of restructuring and integration costs primarily related to the acquisition of Simmons. Adjusted segment pre-tax operating margin for the nine months ended September 30, 2017 was 18.3 percent, compared with 13.1 percent for the corresponding period of 2016, primarily due to operating leverage as a result of higher revenues.

Asset Management

The following table sets forth the Asset Management segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Nine Months Ended September 30,
	2017				2016
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
Equity	$18,478	$—	$—	$18,478	$21,051	$—	$—	$21,051
MLP	21,361	—	—	21,361	18,536	—	—	18,536
Total management fees	39,839	—	—	39,839	39,587	—	—	39,587

Performance fees
Equity	—	—	—	—	—	—	—	—
MLP	—	—	—	—	—	—	—	—
Total performance fees	—	—	—	—	—	—	—	—

Total management and performance fees	39,839	—	—	39,839	39,587	—	—	39,587

Investment income	956	—	—	956	428	—	—	428

Total net revenues	40,795	—	—	40,795	40,015	—	—	40,015

Operating expenses	35,503	—	118,196	153,699	31,686	—	4,170	35,856

Segment pre-tax operating income/(loss)	$5,292	$—	$(118,196)	$(112,904)	$8,329	$—	$(4,170)	$4,159

Segment pre-tax operating margin	13.0%			(276.8)%	20.8%			10.4%

Adjusted segment pre-tax operating margin excluding investment income (2)	10.9%				20.0%

(1)	Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income/(loss) and adjusted segment pre-tax operating margin for the periods presented:

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Restructuring and integration costs	$—	$9
Goodwill impairment	114,363	—
Amortization of intangible assets related to acquisitions	3,833	4,161
	$118,196	$4,170

(2)
Management believes that presenting adjusted segment pre-tax operating margin excluding investment income, a non-GAAP measure, provides the most meaningful basis for comparison of Asset Management operating results across periods.

For the nine months ended September 30, 2017, management fees were $39.8 million, essentially flat compared with $39.6 million in the prior-year period as higher management fees from our MLP product offerings were offset by lower management fees from our equity product offerings. In the first nine months of 2017, management fees related to our equity strategies were $18.5 million, down 12.2 percent compared to $21.1 million in the corresponding period of 2016, due to a lower average effective revenue yield. The average effective revenue yield for our equity strategies was 63 basis points for the nine months ended September 30, 2017, down from 71 basis points for the nine months ended September 30, 2016. Management fees from our MLP strategies increased 15.2 percent in the first nine months of 2017 to $21.4 million, compared with $18.5 million in the first nine months of 2016, due to higher average AUM.

The negative segment pre-tax operating margin for the nine months ended September 30, 2017 was driven by the $114.4 million non-cash goodwill impairment charge. Excluding investment income on firm capital invested in our strategies, adjusted segment operating margin declined from 20.0 percent in the first nine months of 2016 to 10.9 percent in the first nine months of 2017, due to higher compensation and non-compensation ratios.

The following table summarizes the changes in our AUM for the periods presented:

			Twelve
	Nine Months Ended		Months Ended
	September 30,		September 30,
(Dollars in millions)	2017	2016	2017
Equity
Beginning of period	$4,115	$4,954	$3,878
Net outflows	(832)	(1,379)	(784)
Net market appreciation	302	303	491
End of period	$3,585	$3,878	$3,585

MLP
Beginning of period	$4,616	$3,924	$4,551
Net outflows	(240)	(193)	(333)
Net market appreciation/(depreciation)	(333)	820	(175)
End of period	$4,043	$4,551	$4,043

Total
Beginning of period	$8,731	$8,878	$8,429
Net outflows	(1,072)	(1,572)	(1,117)
Net market appreciation/(depreciation)	(31)	1,123	316
End of period	$7,628	$8,429	$7,628

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

Our accounting policies related to goodwill and intangible assets are described below. See the "Critical Accounting Policies" section and Note 2, "Summary of Significant Accounting Policies" to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for further information on our other critical accounting policies. See also Note 2, "Accounting Policies and Pronouncements" in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for changes to our significant accounting policies, as well as the impact from the adoption of new accounting standards.

Goodwill and Intangible Assets

We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities acquired requires certain management estimates. At September 30, 2017, we had goodwill of $81.9 million, all of which relates to our capital markets segment. At September 30, 2017, we had intangible assets of $25.8 million, of which $11.7 million relates to our capital markets segment and $14.1 million relates to our asset management segment.

We are required to perform impairment tests of our goodwill and indefinite-life intangible assets annually and on an interim basis when circumstances exist that could indicate possible impairment. We have elected to test for goodwill impairment in the fourth quarter of each calendar year. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after making an assessment, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if we conclude otherwise, then we are required to perform the two-step impairment test, which requires management to make judgments in determining what assumptions to use in the calculation. As discussed in Note 2, "Accounting Policies and Pronouncements" in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, we adopted new accounting guidance effective July 1, 2017 which eliminates the second step from the goodwill impairment test. Accordingly, we evaluate impairment charges based on the excess of a reporting unit’s carrying amount over its fair value. See Note 11 to our unaudited consolidated financial statements for additional information on our goodwill impairment testing.

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

We identified impairment indicators in the third quarter of 2017 related to our asset management reporting unit and performed an interim goodwill impairment test as of July 31, 2017, which resulted in a non-cash goodwill impairment charge of $114.4 million. The impairment charge resulted from declining profitability in 2017 as decreases in revenues relating to higher fee product offerings have not been fully offset by new revenues on assets gained in lower fee product offerings. We believe the shift in revenue mix is attributable, in part, to the extended cycle of investors favoring passive investment vehicles over active management. The fair value of the asset management reporting unit was calculated using the income approach (discounted cash flow method based on revenue and EBITDA forecasts) and market approach (earnings multiples of comparable public companies), which are valuation techniques we believe market participants would use for the reporting unit.

We also evaluated the intangible assets (indefinite and definite-lived) related to the asset management reporting unit and concluded there was no impairment in the third quarter of 2017.

We anticipate completing our 2017 annual goodwill and intangible asset impairment testing for the capital markets reporting unit in the fourth quarter of 2017.

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

Our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 2, 2017	$0.3125	February 20, 2017	March 13, 2017
April 27, 2017	$0.3125	May 26, 2017	June 15, 2017
July 27, 2017	$0.3125	August 28, 2017	September 15, 2017
October 26, 2017	$0.3125	November 29, 2017	December 15, 2017

Effective August 14, 2015, our board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2017. During the nine months ended September 30, 2017, we repurchased 36,936 shares of our common stock at an average price of $67.62 per share for an aggregate purchase price of $2.5 million related to this authorization. This authorization expired on September 30, 2017.

On August 10, 2017, our board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2019. The authorization became effective on September 30, 2017.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the first nine months of 2017, we purchased 308,801 shares or $22.6 million of our common stock for this purpose.

Leverage

The following table presents total assets, adjusted assets, total shareholders’ equity and tangible shareholders’ equity with the resulting leverage ratios as of:

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Total assets	$1,739,836	$2,125,503
Deduct: Goodwill and intangible assets	(107,623)	(233,452)
Deduct: Assets from noncontrolling interests	(52,271)	(109,179)
Adjusted assets	$1,579,942	$1,782,872

Total shareholders' equity	$786,785	$816,266
Deduct: Goodwill and intangible assets	(107,623)	(233,452)
Deduct: Noncontrolling interests	(48,519)	(57,016)
Tangible common shareholders' equity	$630,643	$525,798

Leverage ratio (1)	2.2	2.6

Adjusted leverage ratio (2)	2.5	3.4

(1)	Leverage ratio equals total assets divided by total shareholders’ equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders’ equity.

Adjusted assets and tangible common shareholders’ equity are non-GAAP financial measures. Goodwill and intangible assets are subtracted from total assets and total shareholders’ equity in determining adjusted assets and tangible common shareholders’ equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets which can be deployed in a liquid manner. Amounts attributed to noncontrolling interests are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as they represent assets and equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our adjusted leverage ratio decreased from December 31, 2016, due to the $114.4 million non-cash goodwill impairment charge recorded for the asset management reporting unit, as well as reduced asset levels resulting from our migration to a fully disclosed clearing model.

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

In the third quarter of 2017, we migrated to a fully disclosed clearing model and are no longer self clearing. Pershing LLC ("Pershing") is our clearing broker dealer. The conversion provided us with a new funding source through Pershing and, as a result, changed our mix of funding sources.

Our day-to-day funding and liquidity is obtained primarily through the use of our clearing arrangement with Pershing, commercial paper issuance, prime broker agreements, and bank lines of credit, and is typically collateralized by our securities inventory. These funding sources are critical to our ability to finance and hold inventory, which is a necessary part of our institutional brokerage business. The majority of our inventory is liquid and is therefore funded by short-term facilities. Certain of these short-term facilities (i.e., committed line and commercial paper) have been established to mitigate changes in the liquidity of our inventory based on changing market conditions. In the case of our committed line, it is available to us regardless of changes in market liquidity conditions through the end of its term, although there may be limitations on the type of securities available to pledge. Our commercial paper program helps mitigate changes in market liquidity conditions given it is not an overnight facility, but provides funding with a term of 27 to 270 days. Our funding sources are also dependent on the types of inventory that our counterparties are willing to accept as collateral and the number of counterparties available. Funding is generally obtained at rates based upon the federal funds rate or the London Interbank Offer Rate.

Pershing Clearing Arrangement – We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, the majority of our securities inventories and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our clearing arrangement activities are recorded net from trading activity and reported within receivables from brokers, dealers and clearing organizations. The funding is at the discretion of Pershing and could be denied. Our fully disclosed clearing agreement includes a covenant requiring Piper Jaffray & Co. to maintain excess net capital of $120 million. At September 30, 2017, we had $75.1 million of financing outstanding under this arrangement.

Commercial Paper Program – Our U.S. broker dealer subsidiary, Piper Jaffray & Co., issues secured commercial paper to fund a portion of its securities inventory. This commercial paper is currently issued under two separate programs, CP Series A and CP Series II A, and is secured by different inventory classes, which is reflected in the interest rate paid on the respective program. The programs can issue commercial paper with maturities of 27 to 270 days. CP Series II A includes a revised covenant that requires Piper Jaffray & Co. to maintain excess net capital of $100 million. During the third quarter of 2017, we retired the CP Series III A program, and increased the maximum amount that may be issued under CP Series II A from $150 million to $200 million. The following table provides information about our commercial paper programs at September 30, 2017:

(Dollars in millions)	CP Series A	CP Series II A
Maximum amount that may be issued	$300.0	$200.0
Amount outstanding	—	—

We resumed issuing commercial paper in the fourth quarter of 2017.

Prime Broker Arrangements – We have established an arrangement to obtain overnight financing by a single prime broker related to certain strategic trading activities in municipal securities. Additionally, we have established a second overnight financing arrangement with another broker dealer related to our convertible securities inventories. Financing under these arrangements is secured primarily by securities, and collateral limitations could reduce the amount of funding available under these arrangements. Our prime broker financing activities are recorded net of receivables from trading activity. The funding is at the discretion of the prime brokers and could be denied subject to a notice period. At September 30, 2017, we had $76.8 million of financing outstanding under these prime broker arrangements.

Committed Lines – We elected to decrease our committed line from $250 million to a one-year $200 million revolving secured credit facility in 2016 based on our liquidity needs and our back office conversion, completed in the third quarter of 2017, which provided us with an additional funding source from our clearing broker Pershing. We use our committed credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co. to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 16, 2017. This credit facility has been in place since 2008 and we anticipate being able to renew the facility for another one-year term in the fourth quarter of 2017. At September 30, 2017, we had no advances against this line of credit.

Uncommitted Line – We use this uncommitted line in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted line varies daily based on our funding needs. Our $85 million uncommitted secured line is dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under this secured line. Our uncommitted line is discretionary and is not a commitment by the bank to provide an advance under the line. More specifically, the line is subject to approval by the bank each time an advance is requested and advances may be denied, which may be particularly true during times of market stress or market perceptions of our exposures. We manage our relationship with the bank that provides this uncommitted facility in order to have appropriate levels of funding for our business. At September 30, 2017, we had no advances against this line of credit.

The following tables present the average balances outstanding for our various funding sources by quarter for 2017 and 2016, respectively.

	Average Balance for the Three Months Ended
(Dollars in millions)	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017
Funding source:
Pershing clearing arrangement	$42.5	$—	$—
Commercial paper	30.3	117.1	137.7
Prime broker arrangements	87.7	103.7	127.2
Short-term bank loans	6.0	67.1	2.5
Total	$166.5	$287.9	$267.4

	Average Balance for the Three Months Ended
(Dollars in millions)	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016
Funding source:
Repurchase agreements	$3.5	$14.8	$28.9	$30.5
Commercial paper	165.8	235.8	279.7	279.2
Prime broker arrangements	225.6	200.6	169.2	159.0
Short-term bank loans	5.3	—	6.4	0.8
Total	$400.2	$451.2	$484.2	$469.5

The average funding in the third quarter of 2017 decreased to $166.5 million, compared with $287.9 million during the second quarter of 2017, due to a decrease in average inventory balances and the accumulation of cash from operations. Average funding decreased compared to the corresponding period of 2016 as we used cash from operations to reduce funding.

The following table presents the maximum daily funding amount by quarter for 2017 and 2016, respectively.

(Dollars in millions)	2017	2016
First Quarter	$543.4	$576.4
Second Quarter	$538.3	$669.7
Third Quarter	$418.7	$525.6
Fourth Quarter		$445.9

Senior Notes

We have entered into variable and fixed rate senior notes with certain entities advised by Pacific Investment Management Company ("PIMCO"). The following table presents the outstanding balance by note class:

	Outstanding Balance
	September 30,	December 31,
(Dollars in thousands)	2017	2016
Class A Notes	$—	$50,000
Class C Notes	125,000	125,000
Total senior notes	$125,000	$175,000

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

The Second Amended and Restated Note Purchase Agreement includes customary events of default and covenants that, among other things, require us to maintain a minimum consolidated tangible net worth and minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. At September 30, 2017, we were in compliance with all covenants.

Contractual Obligations

Our contractual obligations have not materially changed from those reported in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, except for our purchase commitments. On June 30, 2017, we entered into an agreement to move all of our self clearing broker dealer operations to a fully disclosed clearing model with Pershing.

	Remainder of	2018	2020	2022 and
(Dollars in millions)	2017	- 2019	- 2021	thereafter	Total
Purchase commitments	$8.4	$21.5	$6.7	$18.7	$55.3

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

Capital Requirements

As a registered broker dealer and member firm of the Financial Industry Regulatory Authority, Inc. ("FINRA"), Piper Jaffray & Co., our U.S. broker dealer subsidiary, is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At September 30, 2017, our net capital under the SEC’s uniform net capital rule was $215.5 million, and exceeded the minimum net capital required under the SEC rule by $214.5 million.

Although we operate with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our Capital Markets revenue producing activities.

Our committed short-term credit facility and our senior notes with PIMCO include covenants requiring Piper Jaffray & Co. to maintain minimum net capital of $120 million. Secured commercial paper issued under CP Series II A includes a covenant that requires Piper Jaffray & Co. to maintain excess net capital of $100 million. Our fully disclosed clearing agreement with Pershing also includes a covenant requiring Piper Jaffray & Co. to maintain excess net capital of $120 million.

At September 30, 2017, Piper Jaffray Ltd., our broker dealer subsidiary registered in the United Kingdom, was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Jaffray Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At September 30, 2017, Piper Jaffray Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Trade Commission.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2020	2022		September 30,	December 31,
(Dollars in thousands)	2017	2018	2019	- 2021	- 2023	Later	2017	2016
Customer matched-book derivative contracts (1) (2)	$22,100	$—	$32,850	$42,360	$143,460	$2,937,955	$3,178,725	$3,330,207
Trading securities derivative contracts (2)	301,100	26,000	—	—	—	18,750	345,850	423,550
Credit default swap index contracts (2)	—	—	—	—	—	—	—	7,470
Investment commitments (3)	—	—	—	—	—	—	40,905	22,776

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $181.8 million at September 30, 2017) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At September 30, 2017, we had $20.8 million of credit exposure with these counterparties, including $15.4 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At September 30, 2017 and December 31, 2016, the net fair value of these derivative contracts approximated $16.9 million and $24.0 million, respectively.

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

We have committed capital to certain entities and these commitments generally have no specified call dates. We had $40.9 million of commitments outstanding at September 30, 2017, of which $33.3 million relate to affiliated merchant banking funds and $2.0 million relate to an affiliated fund, which provides financing for senior living facilities.

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

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Interest Rate Risk	$740	$696
Equity Price Risk	82	41
Diversification Effect (1)	(57)	(26)
Total Value-at-Risk	$765	$711

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average VaR calculated for each component of market risk during the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively.

(Dollars in thousands)	High	Low	Average
For the Nine Months Ended September 30, 2017
Interest Rate Risk	$1,235	$480	$769
Equity Price Risk	178	32	87
Diversification Effect (1)			(62)
Total Value-at-Risk	$1,244	$506	$794

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2016
Interest Rate Risk	$990	$251	$533
Equity Price Risk	412	6	150
Diversification Effect (1)			(72)
Total Value-at-Risk	$1,049	$362	$611

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses exceeded our one-day VaR on one occasion during the first nine months of 2017.

The aggregate VaR as of September 30, 2017 was higher than the reported VaR on December 31, 2016. The increase in VaR was due to increased average inventory levels in asset classes that are accretive to VaR in the first nine months of 2017, compared to the end of 2016.

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

Deterioration/Default Risk — Deterioration/default risk represents the risk due to an issuer, counterparty or borrower failing to fulfill its obligations. We are exposed to deterioration/default risk in our role as a trading counterparty to dealers and customers, as a holder of securities, and as a member of exchanges. The risk of default depends on the creditworthiness of the counterparty and/or issuer of the security. We mitigate this risk by establishing and monitoring individual and aggregate position limits for each counterparty relative to potential levels of activity, holding and marking to market collateral on certain transactions. Our risk management functions also evaluate the potential risk associated with institutional counterparties with whom we hold derivatives, TBAs and other documented institutional counterparty agreements that may give rise to credit exposure.

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

We have concentrated counterparty credit exposure with five non-publicly rated entities totaling $20.8 million at September 30, 2017. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represents 74.3 percent, or $15.4 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

In the third quarter of 2017, we migrated to a fully disclosed clearing model for all of our self clearing operations. The migration process introduced unique risks that could have caused disruptions in our business or created other unexpected capital charges or losses. We had preventative measures in place, including a project governance committee comprised of members of senior management, as well as senior management at our third party partner. In order to mitigate and control operational risk inherent in the migration, we had developed procedures specific to the project implementation process, including parallel system operations, mock conversion testing, and ongoing monitoring and reporting to members of the project governance committee. We also had the ability to obtain additional methods of financing from existing creditors in the event unknown capital charges arose.

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

During the third quarter of our fiscal year ending December 31, 2017, we migrated to a fully disclosed clearing model for all of our self clearing broker dealer operations. Management believes this conversion may constitute a change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Other than as described above, there were no other changes in our system of internal control over financial reporting during the third quarter of our fiscal year ending December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The discussion of our business and operations should be read together with the legal proceedings contained in Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 1A.    RISK FACTORS.

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as updated in our subsequent reports on Form 10-Q filed with the SEC. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. The following information updates risk factors from our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The use of estimates and valuations in measuring fair value involve significant estimation and judgment by management.

We make various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring fair value of certain financial instruments, investments in private companies, accounting for goodwill and intangible assets, establishing provisions for potential losses that may arise from litigation, and regulatory proceedings and tax examinations. Estimates are based on available information and judgment. Therefore, actual results could differ from our estimates and that difference could have a material effect on our consolidated financial statements. With respect to accounting for goodwill, we complete our annual goodwill and intangible asset impairment testing in the fourth quarter of each year or earlier if goodwill impairment indicators are present. Impairment charges resulting from this valuation analysis could materially adversely affect our results of operations. In 2016, we recorded an $82.9 million non-cash impairment charge to reduce the carrying value of the goodwill associated with our Asset Management segment following significant net client outflows of AUM in 2016, primarily from our value equity strategies, due to investment performance below benchmarks and an extended cycle of investors favoring passive investment vehicles over active management. Throughout 2017, our Asset Management segment has experienced a further decline in profitability as revenues have decreased in product offerings with higher management fees, which has not been fully offset with earnings from new product offerings. As a result, we identified impairment indicators in the third quarter of 2017 related to our Asset Management segment, and performed an interim goodwill impairment test as of July 31, 2017, which resulted in a non-cash goodwill impairment charge of $114.4 million.

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

A failure to protect our computer systems, networks and information, and our clients’ information, against cyber attacks, data breaches, and similar threats could impair our ability to conduct our businesses, result in the disclosure, theft or destruction of confidential information, damage our reputation and cause significant financial and legal exposure.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. There have been several highly publicized cases involving financial services companies, consumer-based companies and other companies, as well as governmental and political organizations, reporting breaches in the security of their websites, networks or other systems. Some of the publicized breaches have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, including through the introduction of computer viruses or malware, cyberattacks and other means. There have also been several highly publicized cases where hackers have requested "ransom" payments in exchange for not disclosing customer information.

A successful penetration or circumvention of the security of our systems could cause serious negative consequences for us, including significant disruption of our operations and those of our clients, customers and counterparties; misappropriation of our confidential information or that of our clients, customers, counterparties or employees; or damage to our computers or systems and those of our clients, customers and counterparties; and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and reputational harm, all of which could have a material adverse effect on us.

We must continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. Despite our efforts to ensure the integrity of our systems and information, we have not been and may not be able to anticipate, detect or implement effective preventive measures against all cyber threats, especially because the techniques used are increasingly sophisticated, change frequently, and are often not recognized until months after the attack. Cyber attacks can originate from a variety of sources, including third parties who are affiliated with foreign governments or employees acting negligently or in a manner adverse to our interests. Third parties may seek to gain access to our systems either directly or using equipment or security passwords belonging to employees, customers, third-party service providers or other users of our systems. In addition, due to our interconnectivity with third-party vendors, central agents, exchanges, clearing houses and other financial institutions, we could be adversely impacted if any of them is subject to a successful cyber attack or other information security event.

Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks have been and may be vulnerable to unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities, exposures, or information security events. Due to the complexity and interconnectedness of our systems, the process of enhancing our protective measures can itself create a risk of systems disruptions and security issues.

The increased use of cloud technologies can heighten these and other operational risks. Certain aspects of the security of such technologies are unpredictable or beyond our control, and this lack of transparency may inhibit our ability to discover a failure by cloud service providers to adequately safeguard their systems and prevent cyber attacks that could disrupt our operations and result in misappropriation, corruption or loss of confidential and other information. In addition, there is a risk that encryption and other protective measures, despite their sophistication, may be defeated, particularly to the extent that new computing technologies vastly increase the speed and computing power available.

Legislative and regulatory proposals could significantly curtail the revenue from certain products that we currently provide or otherwise have a material adverse effect on our results of operations.

Proposed changes in laws or regulations relating to our business could decrease, perhaps significantly, the revenue that we receive from certain products or services that we provide, or otherwise have a material adverse effect on our results of operations. For example, proposed legislation brought under consideration by the U.S. House of Representatives in November 2017 would reduce the income tax rates paid by U.S. corporations, as well as limit certain other deductions that U.S. corporations can take. Although a reduction in overall corporate tax rates would generally be positive for our results of operations, it would cause us to incur a one-time non-cash write-off of our existing deferred tax assets based on the proposed lower rate. This write-off could be significant (i.e., $50 to $55 million) based on the tax rates currently proposed.

In addition, the U.S. House of Representatives’ proposed tax reform legislation contains provisions that would eliminate advance refunding bonds and the tax exemption currently available for certain private activity bonds. Advance refunding bonds are those issued by a local or state government to refinance outstanding bonds before the original bonds mature or are callable in order to take advantage of lower borrowing costs. Tax-exempt private activity bonds are bonds issued by or on behalf of a local or state government for the purpose of financing facilities owned or used by private entities or 501(c)(3) organizations, including non-profit hospitals, universities, and multifamily and senior living housing developers. Our public finance investment banking business receives significant revenues as a result of underwriting activity in connection with debt issuances by government and non-profit clients, primarily on a tax-exempt basis. If advance refunding bonds and the tax exemption for certain private activity bonds are eliminated, our public finance business would be adversely effected to the extent that the elimination reduces the number of bond offerings, or those bond offerings are instead completed on a taxable basis and we are not able to compete effectively to serve as underwriter for those bonds. Also, federal law currently allows investors in debt issuances by government and non-profit entities to exclude the bond interest for federal income tax purposes, resulting in lower interest expense for the issuer as compared to a taxable financing. As the U.S. House of Representatives and U.S. Senate considers tax reform legislation, any other changes to, or a reduction or elimination of tax-exempt bond interest, or a reduction in individual income tax rates, could negatively impact the value of the municipal securities we hold in our securities inventory as well as our public finance investment banking business more generally, which would negatively impact the results of operations for these businesses.  At this time, however, it is not possible to ascertain which provisions will be included in a final legislative package or whether the legislation will pass at all and, therefore, we cannot estimate the total effect that these changes, if enacted, may have on our financial condition or results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2017.

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares Yet to be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(July 1, 2017 to July 31, 2017)	12,619	$64.00	—	$70	million
Month #2
(August 1, 2017 to August 31, 2017)	2,825	$57.75	—	$70	million
Month #3
(September 1, 2017 to September 30, 2017)	9,406	$52.96	9,406	$150	million
Total	24,850	$59.11	9,406	$150	million

(1)
Effective August 14, 2015, our board of directors authorized the repurchase of up to $150.0 million of common stock through September 30, 2017. On August 10, 2017, our board of directors authorized the repurchase of up to $150.0 million of common stock, effective from September 30, 2017 through September 30, 2019. There were no share repurchases under the authorization that became effective on September 30, 2017.

ITEM 6.    EXHIBITS.

Exhibit		Method
Number	Description	of Filing

4.1	First Amendment to Second Amended and Restated Indenture (Secured Commercial Paper Notes - Series I), dated September 29, 2017, between Piper Jaffray & Co. and the Bank of New York Mellon.	Filed herewith
4.2	Amended and Restated Indenture (Secured Commercial Paper Notes - Series II), dated as of April 30, 2015, between Piper Jaffray & Co. and the Bank of New York Mellon.	(1)
4.3	First Amendment to Amended and Restated Indenture (Secured Commercial Paper Notes - Series II), dated as of September 29, 2017, between Piper Jaffray & Co. and the Bank of New York Mellon.	(2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Filed herewith
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of September 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 and (v) the notes to the Consolidated Financial Statements.
Filed herewith

_________________

(1)	Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2017, and incorporated by reference herein.

(2)	Filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2017, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 8, 2017.

PIPER JAFFRAY COMPANIES

By	/s/ Andrew S. Duff
Its	Chairman and Chief Executive Officer

By	/s/ Debbra L. Schoneman
Its	Chief Financial Officer