Form 10-Q
period 2018-03-31
PIPER JAFFRAY COMPANIES
filed 2018-05-04
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
Yes  ☐ No  ☑

As of April 30, 2018, the registrant had 15,198,317 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.
Piper Jaffray Companies
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2018	2017
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$27,642	$33,793
Receivables from brokers, dealers and clearing organizations	46,302	145,394

Financial instruments and other inventory positions owned	529,943	663,330
Financial instruments and other inventory positions owned and pledged as collateral	503,860	720,047
Total financial instruments and other inventory positions owned	1,033,803	1,383,377

Fixed assets (net of accumulated depreciation and amortization of $58,059 and $55,944, respectively)	24,787	25,179
Goodwill	81,855	81,855
Intangible assets (net of accumulated amortization of $88,032 and $85,417, respectively)	20,219	22,834
Investments	169,739	176,212
Net deferred income tax assets	95,595	101,205
Other assets	77,424	54,834
Total assets	$1,577,366	$2,024,683

Liabilities and Shareholders' Equity
Short-term financing	$186,254	$289,937
Senior notes	125,000	125,000
Payables to brokers, dealers and clearing organizations	33,582	19,392
Financial instruments and other inventory positions sold, but not yet purchased	320,469	399,227
Accrued compensation	127,351	400,092
Other liabilities and accrued expenses	49,703	49,800
Total liabilities	842,359	1,283,448

Shareholders' equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at March 31, 2018 and December 31, 2017;
Shares issued: 19,513,856 at March 31, 2018 and 19,512,914 at December 31, 2017;
Shares outstanding: 13,298,825 at March 31, 2018 and 12,911,149 at December 31, 2017	195	195
Additional paid-in capital	802,566	791,970
Retained earnings (1)	152,701	176,270
Less common stock held in treasury, at cost: 6,215,031 at March 31, 2018 and 6,601,765 shares at December 31, 2017	(266,720)	(273,824)
Accumulated other comprehensive loss	(750)	(1,279)
Total common shareholders' equity	687,992	693,332

Noncontrolling interests	47,015	47,903
Total shareholders' equity	735,007	741,235

Total liabilities and shareholders' equity	$1,577,366	$2,024,683

(1)	Includes the cumulative effect adjustment upon adoption of ASU 2014-09, as amended. See Note 2 for further discussion.
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2018	2017
Revenues:
Investment banking	$120,841	$132,250
Institutional brokerage	27,645	39,136
Asset management	12,589	16,007
Interest	10,413	7,719
Investment income	2,912	10,375

Total revenues	174,400	205,487

Interest expense	5,338	4,958

Net revenues	169,062	200,529

Non-interest expenses:
Compensation and benefits	115,170	134,378
Outside services	8,939	10,328
Occupancy and equipment	8,578	8,462
Communications	8,626	7,616
Marketing and business development	7,299	7,547
Deal-related expenses	5,051	—
Trade execution and clearance	2,163	1,811
Intangible asset amortization	2,615	3,822
Back office conversion costs	—	866
Other operating expenses	2,583	2,890

Total non-interest expenses	161,024	177,720

Income before income tax benefit	8,038	22,809

Income tax benefit	(2,581)	(395)

Net income	10,619	23,204

Net income applicable to noncontrolling interests	16	2,929

Net income applicable to Piper Jaffray Companies	$10,603	$20,275

Net income applicable to Piper Jaffray Companies' common shareholders	$6,435	$16,828

Earnings per common share
Basic	$0.47	$1.33
Diluted	$0.47	$1.31

Dividends declared per common share	$2.00	$0.31

Weighted average number of common shares outstanding
Basic	13,096	12,594
Diluted	13,382	12,922

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands)	2018	2017
Net income	$10,619	$23,204

Other comprehensive income, net of tax:
Foreign currency translation adjustment	529	223

Comprehensive income	11,148	23,427

Comprehensive income applicable to noncontrolling interests	16	2,929

Comprehensive income applicable to Piper Jaffray Companies	$11,132	$20,498

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017

Operating Activities:
Net income	$10,619	$23,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	2,003	1,703
Deferred income taxes	5,610	13,916
Stock-based compensation	8,970	4,676
Amortization of intangible assets	2,615	3,822
Amortization of forgivable loans	1,298	1,820
Decrease/(increase) in operating assets:
Receivables:
Customers	—	8,428
Brokers, dealers and clearing organizations	99,092	18,444
Securities purchased under agreements to resell	—	(71,423)
Net financial instruments and other inventory positions owned	270,816	145,860
Investments	6,473	8,382
Other assets	(23,256)	(14,170)
Increase/(decrease) in operating liabilities:
Payables:
Customers	—	12,242
Brokers, dealers and clearing organizations	14,190	163,221
Securities sold under agreements to repurchase	—	(480)
Accrued compensation	(247,363)	(153,843)
Other liabilities and accrued expenses	(4,619)	(1,993)

Net cash provided by operating activities	146,448	163,809

Investing Activities:
Purchases of fixed assets, net	(1,560)	(1,756)

Net cash used in investing activities	(1,560)	(1,756)

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Cash Flows – Continued
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017

Financing Activities:
Decrease in short-term financing	$(103,683)	$(121,686)
Payment of cash dividend	(30,375)	(4,746)
Decrease in noncontrolling interests	(904)	(16,154)
Repurchase of common stock	(16,797)	(19,788)
Proceeds from stock option exercises	—	1,703

Net cash used in financing activities	(151,759)	(160,671)

Currency adjustment:
Effect of exchange rate changes on cash	720	145

Net increase/(decrease) in cash, cash equivalents and restricted cash (1)	(6,151)	1,527

Cash, cash equivalents and restricted cash at beginning of period (1)	33,793	70,374

Cash, cash equivalents and restricted cash at end of period (1)	$27,642	$71,901

Supplemental disclosure of cash flow information –
Cash paid during the period for:
Interest	$5,615	$4,464
Income taxes	$12,474	$7,710

(1)	Upon adoption of ASU 2016-18, restricted cash includes cash and cash equivalents previously segregated for regulatory purposes. See Note 2 for further discussion.
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 Organization and Basis of Presentation

Organization

Piper Jaffray Companies is the parent company of Piper Jaffray & Co. ("Piper Jaffray"), a securities broker dealer and investment banking firm; Piper Jaffray Ltd., a firm providing securities brokerage and mergers and acquisitions services in Europe; Piper Jaffray Finance LLC, which facilitates corporate debt underwriting in conjunction with affiliated credit vehicles; Advisory Research, Inc. ("ARI"), which provides asset management services to separately managed accounts, closed-end and open-end funds and partnerships; Piper Jaffray Investment Group Inc. and PJC Capital Management LLC, which consist of entities providing alternative asset management services; Piper Jaffray Financial Products Inc. and Piper Jaffray Financial Products II Inc., entities that facilitate derivative transactions; and other immaterial subsidiaries.

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

Capital Markets

The Capital Markets segment provides investment banking services and institutional sales, trading and research services. Investment banking services include financial advisory services, management of and participation in underwritings and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Also, the Company generates revenue through strategic trading and investing activities, which focus on investments in municipal bonds, U.S. government agency securities, and merchant banking activities involving equity or debt investments in late stage private companies. The Company has created alternative asset management funds in merchant banking, energy and senior living in order to invest firm capital and to manage capital from outside investors. The Company receives management and performance fees for managing these funds.

Asset Management

The Asset Management segment provides traditional asset management services with product offerings in master limited partnerships and equity securities to institutions and individuals. Revenues are generated in the form of management and performance fees. Revenues are also generated through investments in the partnerships and funds that the Company manages.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Pursuant to this guidance, certain information and disclosures have been omitted that are included within complete annual financial statements. Except as disclosed herein, there have been no material changes in the information reported in the financial statements and related disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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
Notes to the Consolidated Financial Statements
(Unaudited)

Note 2 Accounting Policies and Pronouncements

Summary of Significant Accounting Policies

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for a full description of the Company's significant accounting policies. Changes to the Company's significant accounting policies are described below.

Revenue Recognition

Investment Banking – Investment banking revenues, which include advisory and underwriting fees, are recorded when the performance obligation for the transaction is satisfied under the terms of each engagement. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded. Investment banking revenues are presented gross of related client reimbursed deal expenses. Expenses for completed deals are reported separately in deal-related expenses on the consolidated statements of operations. Expenses related to investment banking deals not completed are recognized as non-interest expenses on the consolidated statements of operations.

The Company's advisory fees generally consist of a nonrefundable up-front fee and a success fee. The nonrefundable fee is recorded as deferred revenue upon receipt and recognized at a point in time when the performance obligation is satisfied, or when the transaction is deemed by management to be terminated. Management's judgment is required in determining when a transaction is considered to be terminated.

The substantial majority of the Company's advisory and underwriting fees (i.e., the success related advisory fee) are considered variable consideration and recognized when it is probable that the variable consideration will not be reversed in a future period. The variable consideration is considered to be constrained until satisfaction of the performance obligation. The Company's performance obligation is generally satisfied at a point in time upon the closing of a strategic transaction, completion of a financing or underwriting arrangement, or some other defined outcome. At this time, the Company has transferred control of the promised service and the customer obtains control. As these arrangements represent a single performance obligation, allocation of the transaction price is not necessary. The Company has elected to apply the following optional exemptions regarding disclosure of its remaining performance obligations: (i) the Company's performance obligation is part of a contract that has an original expected duration of one year or less and/or (ii) the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation.

Institutional Brokerage – Institutional brokerage revenues include (i) commissions received from customers for the execution of brokerage transactions in listed and over-the-counter (OTC) equity, fixed income and convertible debt securities, which are recognized at a point in time on the trade date because the customer has obtained the rights to the underlying security provided by the trade execution service, (ii) trading gains and losses, recorded on changes in the fair value of long and short security positions in the reporting period and (iii) fees received by the Company for equity research, which are generally recognized in the period received. The Company permits institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. As the Company is not acting as a principal in satisfying the performance obligation for these arrangements, expenses relating to soft dollars are netted against commission revenues and included in other liabilities and accrued expenses on the consolidated statements of financial condition.

Asset Management – Asset management fees include revenues the Company receives in connection with management and investment advisory services performed for separately managed accounts and various funds and partnerships. The performance obligation related to the transfer of these services is satisfied over time and the related fees are recognized under the output method, which reflects the fees that the Company has a right to invoice based on the services provided during the period. Fees are defined in client contracts as a percentage of portfolio assets under management. Amounts related to remaining performance obligations are not disclosed as the Company applies the output method.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Asset management revenues may also include performance fees. Performance fees, if earned, are recognized when it is probable that such revenue will not be reversed in a future period. For the Company's alternative asset management funds, management will consider such factors as the remaining assets and residual life of the fund to conclude whether it is probable that a significant reversal of revenue will not occur in the future. For the Company's traditional asset management funds, performance fees are earned when the investment return on assets under management exceeds certain benchmark targets or other performance targets over a specified measurement period (monthly, quarterly or annually). These performance fees are typically annual performance hurdles and recognized in the fourth quarter of the applicable year, or upon client liquidation.

Adoption of New Accounting Standards

Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"), which supersedes previous revenue recognition guidance, including most industry-specific guidance. ASU 2014-09, as amended, requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services, and also requires enhanced disclosures.

The Company adopted this guidance effective as of January 1, 2018 under the modified retrospective method, in which the cumulative effect of applying the standard was recognized at the date of initial application. The cumulative effect adjustment that the Company recognized upon adoption as of January 1, 2018 was a decrease to retained earnings of $3.6 million, net of tax. The Company applied the guidance only to those contracts that were not completed at the date of initial application.

The previous broker dealer industry treatment of netting deal expenses with investment banking revenues was superseded under the new guidance. As a result of adopting ASU 2014-09, the Company now presents investment banking revenues gross of related client reimbursed deal expenses and deal-related expenses as non-interest expenses on the consolidated statements of operations, rather than the previous presentation of netting deal expenses incurred for completed investment banking deals within revenues. For the three months ended March 31, 2018, the Company reported higher investment banking revenues and higher non-compensation expenses of $5.1 million, respectively. This change did not impact earnings. In addition, the Company now defers the recognition of performance fees on its merchant banking, energy and senior living alternative asset management funds until such fees are no longer subject to reversal, which will cause a delay in the recognition of these fees as revenue. For the three months ended March 31, 2018, the amount of asset management revenue from performance fees that the Company would have recognized if not for this change was not material. With the exception of the above, the Company’s previous methods of recognizing investment banking revenues were not significantly impacted by the new guidance.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). The amendments in ASU 2016-01 address certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 became effective for the Company as of January 1, 2018. There was no material impact to the Company's results of operations, financial position or disclosures upon adoption as the Company's financial instruments are already recorded at fair value.

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The amendments in ASU 2016-15 became effective for the Company as of January 1, 2018, with retrospective application. There was no material impact to the Company's presentation of its consolidated statements of cash flows upon adoption of ASU 2016-15.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). Under ASU 2016-18, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the consolidated statements of cash flows. ASU 2016-18 became effective for the Company as of January 1, 2018, with retrospective application. As a registered broker dealer, Piper Jaffray is subject to Rule 15c3-3 of the Securities Exchange Act of 1934, which requires broker dealers carrying customer accounts to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of its customers. These accounts were previously classified as cash and cash equivalents segregated for regulatory purposes on the consolidated statements of financial condition. Subsequent to transitioning to a fully disclosed clearing model in 2017, Piper Jaffray no longer carries customer accounts and is no longer subject to Rule 15c3-3. The following table provides a reconciliation of cash, cash equivalents and restricted cash for all periods presented on the consolidated statements of cash flows:

	December 31,	March 31,	December 31,
(Dollars in thousands)	2017	2017	2016
Cash and cash equivalents	$33,793	$18,879	$41,359
Cash and cash equivalents segregated for regulatory purposes	—	53,022	29,015
Cash, cash equivalents and restricted cash	$33,793	$71,901	$70,374

Future Adoption of New Applicable Accounting Standards

Leases

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability on the consolidated statements of financial position and disclose key information about leasing arrangements. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current U.S. GAAP. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. As of March 31, 2018, the Company had approximately 65 operating leases for office space with aggregate minimum lease commitments of $78.7 million. Upon adoption, this lease commitment will be reflected on the statement of financial condition as a right-of-use asset and a lease commitment liability. The Company is evaluating other service contracts which may include embedded leases, however, the Company does not expect these to be material. Upon adoption of ASU 2016-02, the Company does not expect material changes to the recognition of rent expense in its consolidated statements of operations. The impact of the new guidance on Piper Jaffray's net capital is expected to be minimal.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 3 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$16,009	$51,896
Convertible securities	90,841	74,456
Fixed income securities	35,582	30,145
Municipal securities:
Taxable securities	50,346	67,699
Tax-exempt securities	449,016	744,241
Short-term securities	113,775	62,251
Mortgage-backed securities	284	481
U.S. government agency securities	258,684	317,318
U.S. government securities	299	9,317
Derivative contracts	18,967	25,573
Total financial instruments and other inventory positions owned	$1,033,803	$1,383,377

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$77,542	$101,517
Fixed income securities	29,998	30,292
U.S. government agency securities	23,674	49,077
U.S. government securities	185,010	213,312
Derivative contracts	4,245	5,029
Total financial instruments and other inventory positions sold, but not yet purchased	$320,469	$399,227

At March 31, 2018 and December 31, 2017, financial instruments and other inventory positions owned in the amount of $503.9 million and $720.0 million, respectively, had been pledged as collateral for short-term financings.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

	March 31, 2018			December 31, 2017
(Dollars in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$194,735	$182,472	$2,682,335	$239,224	$225,890	$2,819,006
Trading securities	2,393	1,389	455,775	126	4,459	399,450
Equity options
Trading securities	—	—	—	6	—	9,635
	$197,128	$183,861	$3,138,110	$239,356	$230,349	$3,228,091

(1)	Derivative assets are included within financial instruments and other inventory positions owned on the consolidated statements of financial condition.

(2)	Derivative liabilities are included within financial instruments and other inventory positions sold, but not yet purchased on the consolidated statements of financial condition.

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

		Three Months Ended
(Dollars in thousands)		March 31,
Derivative Category	Operations Category	2018	2017
Interest rate derivative contract	Investment banking	$(795)	$(292)
Interest rate derivative contract	Institutional brokerage	5,062	(14,738)
Credit default swap index contract	Institutional brokerage	—	255
		$4,267	$(14,775)

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company's derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of March 31, 2018, the Company had $17.0 million of uncollateralized credit exposure with these counterparties (notional contract amount of $179.9 million), including $12.9 million of uncollateralized credit exposure with one counterparty.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

Mortgage-backed securities – Mortgage-backed securities are valued using observable trades, when available. Certain mortgage-backed securities are valued using models where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data. To the extent we hold, these mortgage-backed securities are categorized as Level II. Certain mortgage-backed securities collateralized by residential mortgages are valued using cash flow models that utilize unobservable inputs including credit default rates, prepayment rates, loss severity and valuation yields. As judgment is used to determine the range of these inputs, these mortgage-backed securities are categorized as Level III.

U.S. government agency securities – U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities and are categorized as Level II. Mortgage bonds include bonds secured by mortgages, mortgage pass-through securities, agency collateralized mortgage-obligation ("CMO") securities and agency interest-only securities. Mortgage pass-through securities, CMO securities and interest-only securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore are generally categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields ranging from 293-348 basis points ("bps") on spreads over U.S. treasury securities, or models based upon prepayment expectations ranging from 0%-13% conditional prepayment rate ("CPR"). These securities are categorized as Level II.

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

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking and other investments at inception to reflect economic events in earnings on a timely basis. Merchant banking and other equity investments of $15.0 million and $14.1 million, included within investments on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets at March 31, 2018 and December 31, 2017, respectively. The realized and unrealized net gains from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were $0.8 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively.

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of March 31, 2018:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average
Assets:
Financial instruments and other inventory positions owned:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	2 - 38 bps	23.8 bps
Investments at fair value:
Equity securities in private companies	Market approach	Revenue multiple (2)	2 - 5 times	4.2 times
		EBITDA multiple (2)	11 - 15 times	12.4 times

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	2 - 36 bps	13.6 bps
Sensitivity of the fair value to changes in unobservable inputs:

(1)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly lower/(higher) fair value measurement.

(2)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly higher/(lower) fair value measurement.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of March 31, 2018:

					Counterparty
					and Cash
					Collateral
(Dollars in thousands)	Level I	Level II	Level III		Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$1,360	$14,649	$—		$—	$16,009
Convertible securities	—	90,841	—		—	90,841
Fixed income securities	—	35,582	—		—	35,582
Municipal securities:
Taxable securities	—	50,346	—		—	50,346
Tax-exempt securities	—	449,016	—		—	449,016
Short-term securities	—	113,056	719		—	113,775
Mortgage-backed securities	—	—	284		—	284
U.S. government agency securities	—	258,684	—		—	258,684
U.S. government securities	299	—	—		—	299
Derivative contracts	—	194,984	2,144		(178,161)	18,967
Total financial instruments and other inventory positions owned	1,659	1,207,158	3,147		(178,161)	1,033,803

Cash equivalents	1,896	—	—		—	1,896

Investments at fair value	39,953	—	121,637	(2)	—	161,590
Total assets	$43,508	$1,207,158	$124,784		$(178,161)	$1,197,289

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$74,239	$3,303	$—		$—	$77,542
Fixed income securities	—	29,998	—		—	29,998
U.S. government agency securities	—	23,674	—		—	23,674
U.S. government securities	185,010	—	—		—	185,010
Derivative contracts	—	182,472	1,389		(179,616)	4,245
Total financial instruments and other inventory positions sold, but not yet purchased	$259,249	$239,447	$1,389		$(179,616)	$320,469

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

(2)	Noncontrolling interests of $47.0 million are attributable to third party ownership in consolidated merchant banking and senior living funds.

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

The Company's Level III assets were $124.8 million and $128.1 million, or 10.4 percent and 8.2 percent of financial instruments measured at fair value at March 31, 2018 and December 31, 2017, respectively. The value of transfers between levels are recognized at the beginning of the reporting period. There were no significant transfers between Level I, Level II or Level III for the three months ended March 31, 2018.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	March 31,	March 31,
(Dollars in thousands)	2017	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2018	2018 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$700	$—	$—	$—	$(700)	$—	$—	$—	$—
Short-term securities	714	—	—	—	—	—	5	719	5
Mortgage-backed securities	481	—	(5)	—	—	—	(192)	284	3
Derivative contracts	126	—	(1,760)	—	—	1,760	2,018	2,144	2,144
Total financial instruments and other inventory positions owned	2,021	—	(1,765)	—	(700)	1,760	1,831	3,147	2,152

Investments at fair value	126,060	601	(4,154)	—	—	3,402	(4,272)	121,637	(869)
Total assets	$128,081	$601	$(5,919)	$—	$(700)	$5,162	$(2,441)	$124,784	$1,283

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$4,433	$(1,305)	$3,226	$—	$—	$(1,921)	$(3,044)	$1,389	$1,389
Total financial instruments and other inventory positions sold, but not yet purchased	$4,433	$(1,305)	$3,226	$—	$—	$(1,921)	$(3,044)	$1,389	$1,389

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	March 31,	March 31,
(Dollars in thousands)	2016	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2017	2017 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Taxable securities	$2,686	$—	$(2,703)	$—	$—	$716	$(699)	$—	$—
Tax-exempt securities	1,077	—	—	—	—	—	40	1,117	40
Short-term securities	744	—	—	—	—	—	—	744	—
Mortgage-backed securities	5,364	996	(790)	—	—	314	(393)	5,491	(71)
Derivative contracts	13,952	240	(10,885)	—	—	10,645	(12,319)	1,633	(347)
Total financial instruments and other inventory positions owned	23,823	1,236	(14,378)	—	—	11,675	(13,371)	8,985	(378)

Investments at fair value	123,319	6,587	(24,469)	—	—	8,656	(3,400)	110,693	6,493
Total assets	$147,142	$7,823	$(38,847)	$—	$—	$20,331	$(16,771)	$119,678	$6,115

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$1,487	$(719)	$—	$—	$—	$719	$2,419	$3,906	$3,061
Total financial instruments and other inventory positions sold, but not yet purchased	$1,487	$(719)	$—	$—	$—	$719	$2,419	$3,906	$3,061

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

The carrying values of the Company's cash, receivables and payables either from or to brokers, dealers and clearing organizations and short-term financings approximate fair value due to their liquid or short-term nature.

Note 5 Variable Interest Entities ("VIEs")

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Consolidated VIEs

The Company's consolidated VIEs at March 31, 2018 included certain alternative asset management funds in which the Company has an investment and, as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.

The following table presents information about the carrying value of the assets and liabilities of the VIEs which are consolidated by the Company and included on the consolidated statements of financial condition at March 31, 2018. The assets can only be used to settle the liabilities of the respective VIE, and the creditors of the VIEs do not have recourse to the general credit of the Company. One of these VIEs has $25.0 million of bank line financing available with an interest rate based on prime plus an applicable margin. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities are eliminated in consolidation.

Alternative Asset
(Dollars in thousands)	Management Funds
Assets:
Receivables from brokers, dealers and clearing organizations	$3,223
Financial instruments and other inventory positions owned and pledged as collateral	216,884
Investments	106,515
Other assets	6,780
Total assets	$333,402

Liabilities:
Short-term financing	$136,284
Payables to brokers, dealers and clearing organizations	6,169
Financial instruments and other inventory positions sold, but not yet purchased	51,531
Other liabilities and accrued expenses	8,846
Total liabilities	$202,830

The Company has investments in a grantor trust which was established as part of a nonqualified deferred compensation plan. The Company is the primary beneficiary of the grantor trust. Accordingly, the assets and liabilities of the grantor trust are consolidated by the Company on the consolidated statements of financial condition. See Note 12 for additional information on the nonqualified deferred compensation plan.

Nonconsolidated VIEs

The Company determined it is not the primary beneficiary of certain VIEs and accordingly does not consolidate them. These VIEs had net assets approximating $0.5 billion and $0.6 billion at March 31, 2018 and December 31, 2017, respectively. The Company's exposure to loss from these VIEs is $6.4 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at March 31, 2018. The Company had no liabilities related to these VIEs at March 31, 2018 and December 31, 2017, respectively. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of March 31, 2018.

Note 6 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Receivable arising from unsettled securities transactions	$3,223	$9,218
Receivable from clearing organizations	7,991	109,270
Deposits with clearing organizations	14,745	11,019
Receivable from brokers and dealers	16,011	12,041
Other	4,332	3,846
Total receivables from brokers, dealers and clearing organizations	$46,302	$145,394

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Payable arising from unsettled securities transactions	$6,169	$808
Payable to clearing organizations	25,655	—
Payable to brokers and dealers	1,758	18,584
Total payables to brokers, dealers and clearing organizations	$33,582	$19,392

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

Note 7 Investments

The Company's investments include investments in private companies and partnerships, registered mutual funds, warrants of public and private companies and private company debt.

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Investments at fair value	$161,590	$165,564
Investments at cost	1,661	2,416
Investments accounted for under the equity method	6,488	8,232
Total investments	169,739	176,212

Less investments attributable to noncontrolling interests (1)	(47,015)	(44,397)
	$122,724	$131,815

(1)	Noncontrolling interests are attributable to third party ownership in consolidated merchant banking and senior living funds.

At March 31, 2018, investments carried on a cost basis had an estimated fair market value of $3.0 million. Because valuation estimates were based upon management's judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 8 Other Assets

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Fee receivables	$23,602	$20,884
Income tax receivables	19,193	—
Accrued interest receivables	9,838	6,981
Forgivable loans, net	7,756	7,452
Prepaid expenses	6,439	6,769
Secured loan receivables	2,975	2,975
Other	7,621	9,773
Total other assets	$77,424	$54,834

Note 9 Short-Term Financing

	Outstanding Balance		Weighted Average Interest Rate
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)	2018	2017	2018	2017
Commercial paper (secured)	$49,970	$49,974	2.70%	2.32%
Prime broker arrangements	136,284	239,963	2.50%	2.23%
Total short-term financing	$186,254	$289,937

The Company issues secured commercial paper to fund a portion of its securities inventory. The commercial paper notes ("CP Notes") can be issued with maturities of 27 days to 270 days from the date of issuance. The CP Notes are currently issued under two separate programs, CP Series A and CP Series II A, and are secured by different inventory classes. As of March 31, 2018, the weighted average maturity of outstanding CP Notes was 8 days. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin. CP Series II A includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain excess net capital of $100 million.

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

The Company's committed short-term bank line financing at March 31, 2018 consisted of a one-year $200 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2017. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 14, 2018. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At March 31, 2018, the Company had no advances against this line of credit.

The Company's uncommitted secured line at March 31, 2018 totaled $85 million and is dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company's uncommitted line is subject to approval by the bank each time an advance is requested and may be denied. At March 31, 2018, the Company had no advances against this line of credit.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 10 Contingencies, Commitments and Guarantees

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

The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations and regulatory proceedings. Reasonably possible losses in excess of amounts accrued at March 31, 2018 are not material. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

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

Operating Lease Commitments

The Company leases office space throughout the United States and in a limited number of foreign countries where the Company's international operations reside. Aggregate minimum lease commitments under operating leases as of March 31, 2018 are as follows:

(Dollars in thousands)
Remainder of 2018	$11,352
2019	13,748
2020	13,569
2021	9,245
2022	7,902
Thereafter	22,859
Total	$78,675

Investment Commitments

As of March 31, 2018, the Company had commitments to invest approximately $80.3 million in limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies or provide financing for senior living facilities.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 11 Shareholders' Equity

Share Repurchases

Effective September 30, 2017, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2019. No repurchases have been made in conjunction with this authorization through March 31, 2018.

Effective August 14, 2015, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2017. During the three months ended March 31, 2017, the Company repurchased 27,530 shares at an average price of $72.63 per share for an aggregate purchase price of $2.0 million related to this authorization.

The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. The Company purchased 187,860 shares and 230,097 shares, or $16.8 million and $17.8 million of the Company's common stock for this purpose during the three months ended March 31, 2018 and 2017, respectively.

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 12. During the three months ended March 31, 2018 and 2017, the Company issued 574,594 shares and 650,155 shares, respectively, related to these obligations.

Dividends

Beginning in 2017, the Company initiated the payment of a quarterly cash dividend to holders of its common stock, which includes unvested restricted shares. In addition, the Company's board of directors approved a dividend policy with the intention of returning a metric based on net income from the previous fiscal year. This includes an annual special cash dividend, payable in the first quarter of each year, beginning in 2018.

During the three months ended March 31, 2018, the Company declared and paid both a quarterly and annual special cash dividend on its common stock of $0.375 and $1.62 per share, respectively, totaling $30.6 million.

On April 27, 2018, the board of directors declared a cash dividend of $0.375 per share to be paid on June 15, 2018, to shareholders of record as of the close of business on May 25, 2018.

Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders' proportionate share of the equity in merchant banking funds of $41.8 million and a senior living fund aggregating $5.2 million as of March 31, 2018. As of December 31, 2017, noncontrolling interests included the minority equity holders' proportionate share of the equity in merchant banking funds of $42.7 million and a senior living fund aggregating $5.2 million.

Ownership interests in entities held by parties other than the Company's common shareholders are presented as noncontrolling interests within shareholders' equity, separate from the Company's own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company's common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the three months ended March 31, 2018 and 2017, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table presents the changes in shareholders' equity for the three months ended March 31, 2018:

	Common	Common		Total
	Shares	Shareholders'	Noncontrolling	Shareholders'
(Amounts in thousands, except share amounts)	Outstanding	Equity	Interests	Equity
Balance at December 31, 2017	12,911,149	$693,332	$47,903	$741,235
Net income	—	10,603	16	10,619
Dividends	—	(30,575)	—	(30,575)
Amortization/issuance of restricted stock	—	34,416	—	34,416
Issuance of treasury shares for restricted stock vestings	574,594	—	—	—
Repurchase of common stock for employee tax withholding	(187,860)	(16,797)	—	(16,797)
Shares reserved/issued for director compensation	942	81	—	81
Other comprehensive income	—	529	—	529
Cumulative effect upon adoption of new accounting standard, net of tax (1)	—	(3,597)	—	(3,597)
Fund capital distributions, net	—	—	(904)	(904)
Balance at March 31, 2018	13,298,825	$687,992	$47,015	$735,007

(1)	Cumulative effect adjustment upon adoption of ASU 2014-09, as amended. See Note 2 for further discussion.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 12 Compensation Plans

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

The following table provides a summary of the Company's outstanding equity awards (in shares or units) as of March 31, 2018:

Incentive Plan
Restricted Stock
Annual grants	666,665
Sign-on grants	216,105
882,770
Inducement Plan
Restricted Stock	260,231

Total restricted stock related to compensation	1,143,001

Simmons Deal Consideration (1)	783,529

Total restricted stock outstanding	1,926,530

Incentive Plan
Restricted Stock Units
Leadership grants	298,568

Incentive Plan
Stock Options	81,667

(1)	The Company issued restricted stock with service conditions as part of deal consideration for the acquisition of Simmons & Company International ("Simmons") on February 26, 2016.

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 8.2 million shares of common stock (0.7 million shares remained available for future issuance under the Incentive Plan as of March 31, 2018). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

Restricted Stock Awards

Restricted stock grants are valued at the market price of the Company's common stock on the date of grant and are amortized over the requisite service period. The Company grants shares of restricted stock to employees as part of year-end compensation ("Annual Grants") and upon initial hiring or as a retention award ("Sign-on Grants").

The Company's Annual Grants are made each year in February. Annual Grants vest ratably over three years in equal installments. The Annual Grants provide for continued vesting after termination of employment, so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreements entered into upon termination. The Company determined the service inception date precedes the grant date for the Annual Grants, and that the post-termination restrictions do not meet the criteria for an in-substance service condition, as defined by FASB Accounting Standards Codification Topic 718,

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

"Compensation — Stock Compensation." Accordingly, restricted stock granted as part of the Annual Grants is expensed in the one-year period in which those awards are deemed to be earned, which is generally the calendar year preceding the February grant date. For example, the Company recognized compensation expense during fiscal 2017 for its February 2018 Annual Grant. If an equity award related to the Annual Grants is forfeited as a result of violating the post-termination restrictions, the lower of the fair value of the award at grant date or the fair value of the award at the date of forfeiture is recorded within the consolidated statements of operations as a reversal of compensation expense.

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

2018 and 2017 Leadership Grants

Restricted stock units granted in 2018 and 2017 will vest and convert to shares of common stock at the end of each 36-month performance period only if the Company satisfies predetermined performance and/or market conditions over the performance period. Under the terms of these awards, the number of units that will actually vest and convert to shares will be based on the extent to which the Company achieves specified targets during each performance period. The maximum payout leverage under these grants is 150 percent.

Up to 75 percent of the award can be earned based on the Company achieving certain average adjusted return on equity targets, as defined in the terms of the award agreements. The fair value of this portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The probability that the performance condition will be achieved is reevaluated each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of March 31, 2018, the Company has determined that the performance condition is probable of achieving 50 percent of the 2018 award and 75 percent of the 2017 award.

Up to 75 percent of the award can be earned based on the Company's total shareholder return relative to members of a predetermined peer group. The market condition must be met for the awards to vest and compensation cost will be recognized regardless if the market condition is satisfied. Compensation expense is amortized on a straight-line basis over the 36-month requisite service period. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. For this portion of the awards, the fair value on the grant date was determined using a Monte Carlo simulation with the following assumptions:

	Risk-free	Expected Stock
Grant Year	Interest Rate	Price Volatility
2018	2.40%	34.8%
2017	1.62%	35.9%

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Because the market condition portion of the awards vesting depend on the Company's total shareholder return relative to a peer group, the valuation modeled the performance of the peer group as well as the correlation between the Company and the peer group. The expected stock price volatility assumptions were determined using historical volatility, as correlation coefficients can only be developed through historical volatility. The risk-free interest rates were determined based on three-year U.S. Treasury bond yields.

In the fourth quarter of 2017, the compensation committee of the Company's board of directors included defined retirement provisions in its Leadership Grants, beginning with the February 2018 grant. Certain grantees meeting defined age and service requirements will be fully vested in the awards as long as performance and post-termination obligations are met throughout the performance period. These retirement-eligible grants are expensed in the period in which those awards are deemed to be earned, which is the calendar year preceding the February grant date. For example, the Company recognized compensation expense for retirement-eligible grantees in fiscal 2017 for its February 2018 Leadership Grant.

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

Up to 50 percent of these awards can be earned based on the Company's total shareholder return relative to members of a predetermined peer group and up to 50 percent of the awards can be earned based on the Company's total shareholder return. The fair value of the awards on the grant date was determined using a Monte Carlo simulation with the following assumptions pursuant to the methodology above:

	Risk-free	Expected Stock
Grant Year	Interest Rate	Price Volatility
2016	0.98%	34.9%
2015	0.90%	29.8%

Stock Options

On February 15, 2018, the Company granted options to certain executive officers. These options are expensed on a straight-line basis over the required service period of five years, based on the estimated fair value of the award on the date of grant. The exercise price per share is equal to the closing price on the date of grant plus ten percent. These options are subject to graded vesting, beginning on the third anniversary of the grant date, so long as the employee remains continuously employed by the Company. The maximum term of these stock options is ten years.

The fair value of this stock option award was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.82%
Dividend yield	3.22%
Expected stock price volatility	37.20%
Expected life of options (in years)	7.0
Fair value of options granted	$24.49

The risk-free interest rate assumption was based on the U.S. Treasury bond yield with a maturity equal to the expected life of the options. The dividend yield assumption was based on the assumed dividend payout over the expected life of the options. The expected stock price volatility assumption was determined using historical volatility, as correlation coefficients can only be developed through historical volatility.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Inducement Plan

The Company established the Inducement Plan in conjunction with the acquisition of Simmons. The Company granted $11.6 million (286,776 shares) in restricted stock under the Inducement Plan on May 16, 2016. These shares cliff vest on May 16, 2019. Inducement Plan awards are amortized as compensation expense on a straight-line basis over the vesting period. Employees forfeit unvested Inducement Plan shares upon termination of employment and a reversal of compensation expense is recorded.

Stock-Based Compensation Activity

The Company recorded stock-based compensation expense of $8.9 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. Forfeitures were immaterial for the three months ended March 31, 2018, and $1.7 million for the three months ended March 31, 2017. The tax benefit related to stock-based compensation expense totaled $1.2 million for the three months ended March 31, 2018, and tax expense totaled $0.6 million for the three months ended March 31, 2017.

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2017	2,225,617	$46.40
Granted	276,437	90.00
Vested	(574,594)	50.58
Canceled	(930)	35.86
March 31, 2018	1,926,530	$51.41

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2017	244,772	$27.89
Granted	53,796	92.93
Vested	—	—
Canceled	—	—
March 31, 2018	298,568	$39.61

As of March 31, 2018, there was $18.5 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 1.2 years.

The following table summarizes the changes in the Company's outstanding stock options:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2017	—	$—	0.0	$—
Granted	81,667	99.00
Exercised	—	—
Canceled	—	—
March 31, 2018	81,667	$99.00	9.9	$—

As of March 31, 2018, there was $2.0 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 4.9 years. There were no options exercised during the three months ended March 31, 2018.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Acquisition-related Compensation Arrangements

The Company entered into acquisition-related compensation arrangements with certain employees for retention purposes. Additional cash compensation may be available to certain investment banking employees subject to exceeding an investment banking revenue threshold during the three year Simmons post-acquisition period to the extent they are employed by the Company at the time of payment. Amounts estimated to be payable related to this performance award plan will be recorded as compensation expense on the consolidated statements of operations over the requisite performance period of three years. As of March 31, 2018, the Company had accrued $35.1 million related to this performance award plan, of which $4.3 million and $1.3 million was recorded as compensation expense for the three months ended March 31, 2018 and 2017, respectively.

Deferred Compensation Plans

The Company maintains various deferred compensation arrangements for employees.

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a percentage of their base salary, commissions and/or cash bonuses. The deferrals vest immediately and are non-forfeitable. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. Investments in the grantor trust, consisting of mutual funds, totaled $32.1 million and $31.5 million as of March 31, 2018 and December 31, 2017, respectively, and are included in investments on the consolidated statements of financial condition. The compensation deferred by the employees is expensed in the period earned. The deferred compensation liability was $32.2 million and $31.6 million as of March 31, 2018 and December 31, 2017, respectively. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations. On August 9, 2017, the Company's board of directors approved the discontinuance of future deferral elections by participants for performance periods beginning after December 31, 2017.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 13 Earnings Per Share ("EPS")

The Company calculates earnings per share using the two-class method. Basic earnings per common share is computed by dividing net income applicable to Piper Jaffray Companies' common shareholders by the weighted average number of common shares outstanding for the period. Net income applicable to Piper Jaffray Companies' common shareholders represents net income applicable to Piper Jaffray Companies reduced by the allocation of earnings to participating securities. No allocation of undistributed earnings is made for periods in which a loss is incurred, or for periods in which cash dividends exceed net income resulting in an undistributed loss. Distributed earnings (e.g., dividends) are allocated to participating securities. All of the Company's unvested restricted shares are deemed to be participating securities as they are eligible to share in the profits (e.g., receive dividends) of the Company. The Company's restricted stock units are not participating securities as they are not eligible to receive dividends, or the dividends are forfeitable until vested. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options and restricted stock units.

The computation of earnings per share is as follows:

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2018		2017
Net income applicable to Piper Jaffray Companies	$10,603		$20,275
Earnings allocated to participating securities (1)	(4,168)		(3,447)
Net income applicable to Piper Jaffray Companies' common shareholders (2)	$6,435		$16,828

Shares for basic and diluted calculations:
Average shares used in basic computation	13,096		12,594
Stock options	—		1
Restricted stock units	286		327
Average shares used in diluted computation	13,382	(3)	12,922

Earnings per common share:
Basic	$0.47		$1.33
Diluted	$0.47	(3)	$1.31

(1)
Represents the allocation of distributed and undistributed earnings to participating securities. No allocation of undistributed earnings is made for periods in which a loss is incurred, or for periods in which cash dividends exceed net income resulting in an undistributed loss. Distributed earnings (e.g., dividends) are allocated to participating securities. Participating securities include all of the Company's unvested restricted shares. The weighted average participating shares outstanding were 2,089,155 and 2,630,742 for the three months ended March 31, 2018 and 2017, respectively.

(2)
Net income applicable to Piper Jaffray Companies' common shareholders for diluted and basic EPS may differ under the two-class method as a result of adding the effect of the assumed exercise of stock options and restricted stock units to dilutive shares outstanding, which alters the ratio used to allocate earnings to Piper Jaffray Companies' common shareholders and participating securities for purposes of calculating diluted and basic EPS.

(3)
Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred, or for periods in which cash dividends exceed net income resulting in an undistributed loss. Common shares of 1,926,530 were excluded from diluted EPS at March 31, 2018, as the Company had an undistributed loss for the period.

The anti-dilutive effects from stock options and restricted stock units were immaterial for the three months ended March 31, 2018 and 2017, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 14 Segment Reporting

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

Reportable segment financial results are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017

Capital Markets
Investment banking
Advisory services	$75,329	$92,882
Financing
Equities	37,642	23,382
Debt	7,686	16,408
Total investment banking	120,657	132,672

Institutional sales and trading
Equities	18,006	20,106
Fixed income	16,334	23,240
Total institutional sales and trading	34,340	43,346

Management and performance fees	1,388	1,997

Investment income	3,298	10,508

Long-term financing expenses	(1,787)	(2,238)

Net revenues	157,896	186,285

Operating expenses (1)	148,860	164,060

Segment pre-tax operating income	$9,036	$22,225

Segment pre-tax operating margin	5.7%	11.9%

Continued on next page

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017

Asset Management
Management and performance fees
Management fees	$11,193	$14,010
Performance fees	8	—
Total management and performance fees	11,201	14,010

Investment income/(loss)	(35)	234

Net revenues	11,166	14,244

Operating expenses (1)	12,164	13,660

Segment pre-tax operating income/(loss)	$(998)	$584

Segment pre-tax operating margin	(8.9)%	4.1%

Total
Net revenues	$169,062	$200,529

Operating expenses	161,024	177,720

Pre-tax operating income	$8,038	$22,809

Pre-tax operating margin	4.8%	11.4%
(1)Operating expenses include intangible asset amortization as set forth in the table below:

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Capital Markets	$1,214	$2,544
Asset Management	1,401	1,278
Total intangible asset amortization	$2,615	$3,822

Reportable segment assets are as follows:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Capital Markets	$1,495,768	$1,933,050
Asset Management	81,598	91,633
Total assets	$1,577,366	$2,024,683

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 15 Net Capital Requirements and Other Regulatory Matters

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

At March 31, 2018, net capital calculated under the SEC rule was $185.8 million, and exceeded the minimum net capital required under the SEC rule by $184.8 million.

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

Piper Jaffray Ltd., a broker dealer subsidiary registered in the United Kingdom, is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of March 31, 2018, Piper Jaffray Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Jaffray Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At March 31, 2018, Piper Jaffray Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Note 16 Income Taxes

The Company recorded an income tax benefit of $2.6 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. Income tax expense was reduced by a tax benefit of $5.0 million and $7.0 million for the three months ended March 31, 2018 and 2017, respectively, related to stock-based compensation awards vesting at values greater than the grant price.

SEC Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118") permitted companies to report a provisional amount in the financial statements if the accounting for income tax effects of the Tax Cuts and Jobs Act was incomplete as of December 31, 2017. This provisional amount would be subject to adjustment during a defined measurement period.  Pursuant to SAB 118, the Company recorded an additional $1.0 million of income tax expense for the three months ended March 31, 2018.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and exhibits included elsewhere in this report. Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include, among other things, statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2017 and in our subsequent reports filed with the SEC. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "External Factors Impacting Our Business" as well as the factors identified under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as updated in our subsequent reports filed with the SEC and under "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q. These reports are available at our Web site at www.piperjaffray.com and at the SEC Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

Explanation of Non-GAAP Financial Measures

We have included financial measures that are not prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These non-GAAP financial measures include adjustments to exclude (1) revenues and expenses related to noncontrolling interests, (2) amortization of intangible assets related to acquisitions, (3) compensation and non-compensation expenses from acquisition-related agreements, (4) the impact from remeasuring deferred tax assets resulting from changes to the U.S. federal tax code and (5) the impact of the annual special cash dividend paid in the first quarter of 2018 resulting in an undistributed loss on earnings per diluted common share. These adjustments affect the following financial measures: net revenues, compensation expenses, non-compensation expenses, income tax benefit, net income applicable to Piper Jaffray Companies, earnings per diluted common share, return on average common shareholders' equity, segment net revenues, segment operating expenses, segment pre-tax operating income/(loss) and segment pre-tax operating margin. Management believes that presenting these results and measures on an adjusted basis in conjunction with the corresponding U.S. GAAP measures provides the most meaningful basis for comparison of our operating results across periods, and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with U.S. GAAP.

Executive Overview

Our business principally consists of providing investment banking, institutional brokerage, asset management and related financial services to corporations, private equity groups, public entities, non-profit entities and institutional investors in the United States and Europe. We operate through two reportable business segments: Capital Markets and Asset Management. Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for a full description of our business, including our strategic growth initiatives.

Financial Highlights

	Three Months Ended
(Amounts in thousands, except per share data)	Mar. 31,	Mar. 31,	Percent
	2018	2017	Inc/(Dec)
U.S. GAAP
Net revenues	$169,062	$200,529	(15.7)%
Compensation and benefits expenses	115,170	134,378	(14.3)
Non-compensation expenses	45,854	43,342	5.8
Net income applicable to Piper Jaffray Companies	10,603	20,275	(47.7)
Earnings per diluted common share	$0.47	$1.31	(64.1)

Non-GAAP(1)
Adjusted net revenues	$168,143	$196,632	(14.5)%
Adjusted compensation and benefits expenses	104,966	126,477	(17.0)
Adjusted non-compensation expenses	42,167	38,466	9.6
Adjusted net income applicable to Piper Jaffray Companies	21,322	27,481	(22.4)
Adjusted earnings per diluted common share	$1.38	$1.77	(22.0)
N/M – Not meaningful

For the three months ended March 31, 2018

•
Net revenues were down 15.7 percent from the year-ago period as increased equity financing revenues were more than offset by decreased revenues in our other businesses. Our results reflect the variability in advisory services revenues and challenging market conditions for our municipal-related businesses.

•	Compensation and benefits expenses decreased 14.3 percent compared with the prior-year period due to lower compensation expenses resulting from decreased revenues.

•
Non-compensation expenses, up 5.8 percent compared to the year-ago period, include $5.1 million of deal-related expenses in the first quarter of 2018. This reflects the adoption of new revenue recognition accounting guidance which required the presentation of investment banking deal expenses on a gross basis on the consolidated statements of operations, rather than the previous presentation of netting deal expenses within revenues. Excluding this change, non-compensation expenses were $40.8 million, down 5.9 percent compared to the first quarter of 2017, reflecting our focus on cost management. See further discussion on this change within the "Results of Operations" section below.

•
For the three months ended March 31, 2018 and 2017, we recorded a tax benefit of $5.0 million and $7.0 million, respectively, related to restricted stock vesting at values greater than the grant price. The tax benefit increased earnings per diluted common share by $0.39 in the first quarter of 2018, compared with $0.45 in the first quarter of 2017.

•
For the twelve months ended March 31, 2018, our rolling twelve month return on average common shareholders' equity was a negative 9.6 percent, compared with a negative 0.5 percent for the rolling twelve months ended March 31, 2017. On an adjusted basis, we generated a rolling twelve month return on average common shareholders' equity of 13.7 percent(2) for the twelve months ended March 31, 2018, compared with 11.5 percent(2) for the rolling twelve months ended March 31, 2017.

(1)	Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2018	2017
Net revenues:
Net revenues – U.S. GAAP basis	$169,062	$200,529
Adjustments:
Revenue related to noncontrolling interests	(919)	(3,897)
Adjusted net revenues	$168,143	$196,632

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$115,170	$134,378
Adjustments:
Compensation from acquisition-related agreements	(10,204)	(7,901)
Adjusted compensation and benefits	$104,966	$126,477

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$45,854	$43,342
Adjustments:
Non-compensation expenses related to noncontrolling interests	(903)	(968)
Amortization of intangible assets related to acquisitions	(2,615)	(3,822)
Non-compensation expenses from acquisition-related agreements	(169)	(86)
Adjusted non-compensation expenses	$42,167	$38,466

Net income applicable to Piper Jaffray Companies:
Net income applicable to Piper Jaffray Companies – U.S. GAAP basis	$10,603	$20,275
Adjustments:
Compensation from acquisition-related agreements	7,673	4,806
Amortization of intangible assets related to acquisitions	1,967	2,347
Non-compensation expenses from acquisition-related agreements	127	53
Impact of the Tax Cuts and Jobs Act legislation	952	—
Adjusted net income applicable to Piper Jaffray Companies	$21,322	$27,481

Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$0.47	$1.31
Adjustment for undistributed loss allocated to participating shares (3)	0.21	—
	0.68	1.31
Adjustments:
Compensation from acquisition-related agreements	0.50	0.31
Amortization of intangible assets related to acquisitions	0.13	0.15
Non-compensation expenses from acquisition-related agreements	0.01	—
Impact of the Tax Cuts and Jobs Act legislation	0.06	—
Adjusted earnings per diluted common share	$1.38	$1.77

(2)
Adjusted return on average common shareholders' equity, a non-GAAP measure, is computed by dividing adjusted net income applicable to Piper Jaffray Companies for the last 12 months by average monthly common shareholders' equity. For a detailed explanation of the components of adjusted net income, see "Reconciliation of U.S. GAAP to adjusted non-GAAP financial information" in footnote (1).

(3)
Piper Jaffray Companies calculates earnings per common share using the two-class method, which requires the allocation of consolidated adjusted net income between common shareholders and participating security holders, which in the case of Piper Jaffray Companies, represents unvested stock with dividend rights. No allocation of undistributed earnings is made for periods in which a loss is incurred, or for periods in which the special cash dividend exceeds adjusted net income resulting in an undistributed loss.

External Factors Impacting Our Business

Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Overall market conditions are a product of many factors, which are beyond our control, often unpredictable and at times inherently volatile. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the demand for investment banking services as reflected by the number and size of merger and acquisition transactions and equity and debt financings, the relative level of volatility of the equity and fixed income markets, changes in interest rates and credit spreads (especially rapid and extreme changes), overall market liquidity, the level and shape of various yield curves, the volume and value of trading in securities, overall equity valuations, and the demand for active asset management services.

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

Outlook for the remainder of 2018

We expect the U.S. economy to continue to grow at a moderate pace for the remainder of 2018. The recently passed tax reform legislation, increased fiscal spending, actions to reduce regulatory costs on businesses, and broad growth across most major global economies should be supportive to growth in the U.S. Risks to this outlook include geopolitical risks or economic instability internationally, including any escalation of trade disputes, which may pose consequences for the global economy and inject periods of heightened volatility into the U.S. equity and debt markets, as experienced in the first quarter of 2018.

U.S. monetary policy will continue to impact the economy and financial markets in 2018. The U.S. Federal Reserve increased short-term interest rates again in the first quarter of 2018 as its economic outlook and confidence in the economy hitting its inflation target strengthened. Long-term interest rates, however, have not moved in step with increases in short-term interest rates resulting in a flattening of the yield curve. We anticipate that the U.S. Federal Reserve will continue to pursue a gradual and steady path to rate normalization, although this path could be slightly steeper than previously thought if the pace of inflation accelerates. A faster rise in interest rates than the market expects could trigger a sell-off in equities which may negatively impact our equity capital raising and advisory businesses.

Although we have experienced heightened volatility in early 2018, we expect conditions in the equity markets to remain constructive for our advisory and equity capital raising activities. If we experience sustained bouts of higher volatility or a material market correction, our equity brokerage business may benefit while our advisory and equity capital raising businesses may suffer. We believe our advisory services business will continue to perform well in 2018 on the strength of our market position, long-term investments and diversity in our practice. Advisory services revenues for any given quarter are impacted by the timing and size of the deals closing, which can result in fluctuations in revenues period over period.

We expect that secular challenges to our equity brokerage business, including the shift from active to passive managers, will persist for the remainder of 2018. These challenges may be exacerbated by the implementation of MiFID II, a European regulation which may be adopted by some of our U.S. clients. This regulation, which governs how buy-side clients (e.g., asset managers) pay for services performed by brokerage businesses, may lead to revenue declines for U.S brokerage businesses, and we would not be immune from this impact.

We would expect the low interest rate environment and flat yield curve to persist for the remainder of 2018. This would continue to subdue customer flow activity for our fixed income institutional brokerage business. Additionally, given our significant presence in the municipal market, negative investor sentiment towards the municipal space may adversely impact our fixed income brokerage revenues. While higher interest rates across the yield curve would be favorable to this business, the move to higher rates could adversely impact our public finance business in the short-term as the level of refunding activity eases while greater economic growth has not yet spurred a ramp in new money issuance volumes. Irrespective of the interest rate levels, we believe that municipal debt underwriting activity will be down meaningfully in 2018 compared to 2017 as some issuances were accelerated to the end of 2017 due to changes from the tax reform legislation, and also due to a lower level of refunding activity. Despite a slow start to 2018, we would expect the new issuance market to gradually improve as the year progresses, with a stronger market in the second half of 2018.

As economic growth continues we would expect rising market valuations, which would have a positive impact on our asset management business. However, market valuations may be negatively impacted by significant declines and volatility in the financial markets, as experienced in the first quarter of 2018. We further expect that active asset managers, ourselves included, will remain under pressure to create alpha for their clients and to maintain or grow AUM.

Results of Operations

Financial Summary for the three months ended March 31, 2018 and March 31, 2017

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	March 31,			March 31,
			2018
(Dollars in thousands)	2018	2017	v2017	2018	2017
Revenues:
Investment banking	$120,841	$132,250	(8.6)%	71.5%	66.0%
Institutional brokerage	27,645	39,136	(29.4)	16.4	19.5
Asset management	12,589	16,007	(21.4)	7.4	8.0
Interest	10,413	7,719	34.9	6.2	3.8
Investment income	2,912	10,375	(71.9)	1.7	5.2
Total revenues	174,400	205,487	(15.1)	103.2	102.5

Interest expense	5,338	4,958	7.7	3.2	2.5

Net revenues	169,062	200,529	(15.7)	100.0	100.0

Non-interest expenses:
Compensation and benefits	115,170	134,378	(14.3)	68.1	67.0
Outside services	8,939	10,328	(13.4)	5.3	5.2
Occupancy and equipment	8,578	8,462	1.4	5.1	4.2
Communications	8,626	7,616	13.3	5.1	3.8
Marketing and business development	7,299	7,547	(3.3)	4.3	3.8
Deal-related expenses	5,051	—	N/M	3.0	—
Trade execution and clearance	2,163	1,811	19.4	1.3	0.9
Intangible asset amortization	2,615	3,822	(31.6)	1.5	1.9
Back office conversion costs	—	866	(100.0)	—	0.4
Other operating expenses	2,583	2,890	(10.6)	1.5	1.4
Total non-interest expenses	161,024	177,720	(9.4)	95.2	88.6

Income before income tax benefit	8,038	22,809	(64.8)	4.8	11.4

Income tax benefit	(2,581)	(395)	N/M	(1.5)	(0.2)

Net income	10,619	23,204	(54.2)	6.3	11.6

Net income applicable to noncontrolling interests	16	2,929	(99.5)	—	1.5

Net income applicable to Piper Jaffray Companies	$10,603	$20,275	(47.7)	6.3%	10.1%
N/M – Not meaningful

For the three months ended March 31, 2018, we recorded net income applicable to Piper Jaffray Companies of $10.6 million. Net revenues for the three months ended March 31, 2018 were $169.1 million, a 15.7 percent decrease compared to $200.5 million in the year-ago period. In the first quarter of 2018, investment banking revenues were $120.8 million, down 8.6 percent compared with $132.3 million in the prior-year period, as lower advisory services and debt financing revenues were partially offset by higher equity financing revenues. For the three months ended March 31, 2018, institutional brokerage revenues decreased 29.4 percent to $27.6 million, compared with $39.1 million in the first quarter of 2017, due to lower fixed income and equity institutional brokerage revenues. In the first quarter of 2018, asset management fees of $12.6 million were down 21.4 percent compared with $16.0 million in the first quarter of 2017 due to lower management fees from both our master limited partnership ("MLP") and equity product offerings. For the three months ended March 31, 2018, net interest income was $5.1 million, up from $2.8 million in the prior-year period. The increase was attributable to higher average inventory balances in the first quarter of 2018. We recorded investment income of $2.9 million in the first quarter of 2018, compared with $10.4 million in the prior-year period. In the first quarter of 2017, we recorded higher gains on our investment and the noncontrolling interests in the merchant banking fund that we manage, as well as higher gains on our firm investments. Non-interest expenses were $161.0 million for the three months ended March 31, 2018, down 9.4 percent compared to $177.7 million in the prior-year period, due primarily to lower compensation expenses from decreased revenues.

New Revenue Recognition Guidance

As discussed in Note 2 to our unaudited consolidated financial statements, we adopted new revenue recognition guidance effective as of January 1, 2018. The previous broker dealer industry treatment of netting deal expenses with investment banking revenues was superseded under the new guidance. As a result of adopting the new guidance, we now present investment banking revenues gross of related client reimbursed deal expenses and deal-related expenses as non-interest expenses on the consolidated statements of operations, rather than the previous presentation of netting deal expenses incurred for completed investment banking deals within revenues. This change did not impact net income, however the financial measures for the three months ended March 31, 2018 were impacted as follows:

•	Higher net revenues,

•	Decreased compensation ratio,

•	Higher non-compensation expenses,

•	Higher non-compensation ratio, and

•	Lower pre-tax operating margin.

Deal-related expenses are deferred until completion of an investment banking transaction and are now reported separately on the consolidated statements of operations. For the three months ended March 31, 2018, we reported higher investment banking revenues and higher non-compensation expenses of $5.1 million, respectively, as a result of this change.

In addition, we now defer the recognition of performance fees on our merchant banking, energy and senior living alternative asset management funds until such fees are no longer subject to reversal, which will cause a delay in the recognition of these fees as revenue. With the exception of the above, our previous methods of recognizing investment banking revenues were not significantly impacted by the new guidance.

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

For the three months ended March 31, 2018, compensation and benefits expenses decreased to $115.2 million, compared with $134.4 million in the corresponding period of 2017, due to lower revenues. Compensation and benefits expenses as a percentage of net revenues was 68.1 percent in the first quarter of 2018, compared with 67.0 percent in the first quarter of 2017. The increased compensation ratio was primarily attributable to higher acquisition-related compensation costs, which were driven by incremental compensation expenses related to a Simmons & Company International ("Simmons") performance award plan implemented at the time of acquisition.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses decreased 13.4 percent to $8.9 million in the first quarter of 2018, compared with $10.3 million in the corresponding period of 2017. Excluding the portion of expenses from non-controlled equity interests in our consolidated alternative asset management funds, outside services expenses decreased 7.5 percent due primarily to a reduction in securities processing costs as there are services we no longer use following our migration to a fully disclosed clearing model in the third quarter of 2017.

Occupancy and Equipment – For the three months ended March 31, 2018, occupancy and equipment expenses increased slightly to $8.6 million, compared with $8.5 million for the three months ended March 31, 2017.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the three months ended March 31, 2018, communication expenses increased 13.3 percent to $8.6 million, compared with $7.6 million for the three months ended March 31, 2017. The increase was primarily due to higher market data services.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. For the three months ended March 31, 2018, marketing and business development expenses decreased slightly to $7.3 million, compared with $7.5 million in the corresponding period of 2017. The decline was attributable to lower travel expenses, partially offset by an increase in third party marketing fees associated with our asset management business.

Deal-Related Expenses – Deal-related expenses include costs we incurred over the course of a completed investment banking deal, which primarily consist of offering expenses, travel and entertainment costs and market data services. For the three months ended March 31, 2018, deal-related expenses were $5.1 million. Effective January 1, 2018, new revenue recognition guidance required us to present deal expenses on a gross basis under non-interest expenses on the consolidated statements of operations, rather than netting deal expenses incurred for completed investment banking deals within revenues. The amount of deal-related expenses for the year will principally be dependent on the level of deal activity and may vary from quarter to quarter as the recognition of deal-related costs typically coincides with the closing of a transaction. Based upon prior years' experience, we would expect approximately $20.0 million to $25.0 million of annual deal-related expenses.

Trade Execution and Clearance – For the three months ended March 31, 2018, trade execution and clearance expenses increased to $2.2 million, compared with $1.8 million in the corresponding period of 2017, due to higher trading execution expenses, partially offset by a decrease from reduced trading volumes. As a result of migrating to a fully disclosed clearing model, securities processing expenses that were previously recorded under Outside Services, are now reflected as trade execution charges due to Pershing LLC ("Pershing"), our clearing broker dealer.

Intangible Asset Amortization – Intangible asset amortization includes the amortization of definite-lived intangible assets consisting of customer relationships and the Simmons trade name. For the three months ended March 31, 2018, intangible asset amortization was $2.6 million, compared with $3.8 million in the corresponding period of 2017.

Back Office Conversion Costs – In the third quarter of 2017, we migrated to a fully disclosed clearing model and are no longer self clearing. Back office conversion costs included costs incurred to transition to a fully disclosed clearing model, such as contract termination fees, vendor migration fees, professional fees, and severance benefits for impacted personnel. For the three months ended March 31, 2017, we incurred back office conversion costs of $0.9 million.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses decreased 10.6 percent to $2.6 million in the first quarter of 2018, compared with $2.9 million in the first quarter of 2017. The decrease was primarily due to lower expense related to our charitable giving program driven by our lower profitability.

Income Taxes – The Tax Cuts and Jobs Act reduced the corporate federal rate from 35 percent to 21 percent effective January 1, 2018. SEC Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118") permitted companies to report a provisional amount in the financial statements if the accounting for income tax effects of the Tax Cuts and Jobs Act was incomplete as of December 31, 2017. This provisional amount would be subject to adjustment during a defined measurement period.

For the three months ended March 31, 2018, our benefit from income taxes was $2.6 million. In the first quarter of 2018, we recorded a $5.0 million tax benefit related to stock-based compensation awards vesting at values greater than grant price. Additionally, pursuant to SAB 118, the Company recorded an additional $1.0 million of income tax expense for the three months ended March 31, 2018. Excluding the impact of these two items, our effective tax rate was 18.45 percent due to the impact of tax-exempt interest income representing a larger portion of our pre-tax income.
For the three months ended March 31, 2017, our benefit from income taxes was $0.4 million. In the first quarter of 2017, we recorded a $7.0 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price.

In the second quarter of 2018, we estimate recording a tax benefit of approximately $1.4 million related to performance share units vesting as values greater than the grant price.
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

Adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin exclude (1) revenues and expenses related to noncontrolling interests, (2) amortization of intangible assets related to acquisitions and (3) compensation and non-compensation expenses from acquisition-related agreements. For U.S. GAAP purposes, these items are included in each of their respective line items on the consolidated statements of operations.

Capital Markets

The following table sets forth the Capital Markets adjusted segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Three Months Ended March 31,
	2018				2017
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$75,329	$—	$—	$75,329	$92,882	$—	$—	$92,882
Financing
Equities	37,642	—	—	37,642	23,382	—	—	23,382
Debt	7,686	—	—	7,686	16,408	—	—	16,408
Total investment banking	120,657	—	—	120,657	132,672	—	—	132,672

Institutional sales and trading
Equities	18,006	—	—	18,006	20,106	—	—	20,106
Fixed income	16,334	—	—	16,334	23,240	—	—	23,240
Total institutional sales and trading	34,340	—	—	34,340	43,346	—	—	43,346

Management and performance fees	1,388	—	—	1,388	1,997	—	—	1,997

Investment income	2,379	919	—	3,298	6,611	3,897	—	10,508

Long-term financing expenses	(1,787)	—	—	(1,787)	(2,238)	—	—	(2,238)

Net revenues	156,977	919	—	157,896	182,388	3,897	—	186,285

Operating expenses	136,370	903	11,587	148,860	152,561	968	10,531	164,060

Segment pre-tax operating income	$20,607	$16	$(11,587)	$9,036	$29,827	$2,929	$(10,531)	$22,225

Segment pre-tax operating margin	13.1%			5.7%	16.4%			11.9%

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
Other adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Compensation from acquisition-related agreements	$10,204	$7,901
Amortization of intangible assets related to acquisitions	1,214	2,544
Non-compensation expenses from acquisition-related agreements	169	86
	$11,587	$10,531

Capital Markets net revenues on a U.S. GAAP basis were $157.9 million for the three months ended March 31, 2018, compared with $186.3 million in the prior-year period. For the three months ended March 31, 2018, adjusted net revenues were $157.0 million, compared with $182.4 million in the first quarter of 2017. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis.

Investment banking revenues comprise all of the revenues generated through advisory services activities, which includes mergers and acquisitions, equity private placements, debt advisory, and municipal financial advisory transactions, as well as equity and debt financing activities. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.

In the first quarter of 2018, investment banking revenues decreased 9.1 percent to $120.7 million, compared with $132.7 million in the corresponding period of the prior year. For the three months ended March 31, 2018, advisory services revenues were $75.3 million, down 18.9 percent compared to $92.9 million in the first quarter of 2017, due to lower revenue per transaction. Our advisory services revenues can be impacted by the number and size of deals, which results in fluctuations in revenues from period to period. We completed 36 transactions with an aggregate enterprise value of $5.2 billion in the first quarter of 2018, compared with 29 transactions with an aggregate enterprise value of $8.4 billion in the first quarter of 2017. For the three months ended March 31, 2018, equity financing revenues were $37.6 million, up 61.0 percent compared with $23.4 million in the first quarter of 2017, due to higher revenue per transaction. Despite large swings in volatility in the first quarter of 2018, market conditions were reasonably constructive for equity capital raising. The volatility did not reach levels where it disintermediated capital raising. We outperformed our target market where the overall fee pool was down compared to the prior-year period. The number of deals in which we were book runner increased approximately 13 percent compared to the first quarter of 2017. During the first quarter of 2018, we completed 25 equity financings (of which eight were initial public offerings), raising $4.5 billion for our clients, compared with 27 equity financings (of which four were initial public offerings), raising $6.2 billion for our clients in the comparable year-ago period. Debt financing revenues for the three months ended March 31, 2018 were $7.7 million, down 53.2 percent compared with $16.4 million in the year-ago period, driven by a significant decline in municipal market issuance volume and activity. The decline in the current quarter primarily resulted from record municipal issuance volume in the fourth quarter of 2017 as issuers accelerated financings before the implementation of federal tax law changes in 2018. This pulled forward activity that we would have expected to occur in the first half of 2018. During the first quarter of 2018, we completed 53 negotiated municipal issues with a total par value of $1.3 billion, compared with 123 negotiated municipal issues with a total par value of $3.4 billion during the prior-year period.

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

For the three months ended March 31, 2018, institutional brokerage revenues were $34.3 million, a decrease of 20.8 percent compared with $43.3 million in the prior-year period, due to lower equity and fixed income institutional brokerage revenues. Equity institutional brokerage revenues were $18.0 million in the first quarter of 2018, down 10.4 percent compared with $20.1 million in the corresponding period of 2017, due to lower client trading volumes. Although equity volatility increased during the current quarter, a large percentage of the trading flow resulting from the volatility was centered in passive management vehicles where we do not compete. For the three months ended March 31, 2018, fixed income institutional brokerage revenues were $16.3 million, down 29.7 percent compared with $23.2 million in the prior-year period, due to a decline in customer flow activity and fewer trading opportunities. Industry returns for municipal bonds in the first quarter of 2018 were the worst in nearly a decade, resulting in a decline in the value of municipal securities. Also, customer demand was muted due to the impact of tax reform on the municipal asset class. As we have a meaningful presence in the municipal market, this negatively impacted our customer flow and trading results, which reduced our revenues. These unfavorable market conditions were exacerbated by low interest rates and the flat yield curve.

Management and performance fees include the fees generated from our merchant banking, energy and senior living funds with outside investors. For the three months ended March 31, 2018, management and performance fees were $1.4 million, compared with $2.0 million in the prior-year period. Upon adopting new revenue recognition guidance effective as of January 1, 2018, we now defer the recognition of performance fees on our merchant banking, energy and senior living funds until such fees are no longer subject to reversal, which will cause a delay in the recognition of these fees as revenue.

Investment income includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our merchant banking, energy and senior living funds, and other firm investments. For the three months ended March 31, 2018, investment income was $3.3 million compared to $10.5 million in the corresponding period of 2017. In the first quarter of 2017, we recorded higher gains on the merchant banking fund that we manage. Excluding the impact of noncontrolling interests, adjusted investment income was $2.4 million for the three months ended March 31, 2018.

Long-term financing expenses primarily represent interest paid on our senior notes. For the three months ended March 31, 2018, long-term financing expenses decreased to $1.8 million, from $2.2 million in the prior-year period. We repaid the $50 million of Class A senior notes upon maturity on May 31, 2017.

Capital Markets segment pre-tax operating margin for the three months ended March 31, 2018 was 5.7 percent, compared with 11.9 percent for the corresponding period of 2017. Pre-tax operating margin decreased compared to the first quarter of 2017 due to lower net revenues. Adjusted segment pre-tax operating margin for the three months ended March 31, 2018 was 13.1 percent, compared with 16.4 percent for the corresponding period of 2017.

Asset Management

The following table sets forth the Asset Management segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Three Months Ended March 31,
	2018				2017
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
MLP	$6,304	$—	$—	$6,304	$7,349	$—	$—	$7,349
Equity	4,889	—	—	4,889	6,661	—	—	6,661
Total management fees	11,193	—	—	11,193	14,010	—	—	14,010

Performance fees
MLP	—	—	—	—	—	—	—	—
Equity	8	—	—	8	—	—	—	—
Total performance fees	8	—	—	8	—	—	—	—

Total management and performance fees	11,201	—	—	11,201	14,010	—	—	14,010

Investment income/(loss)	(35)	—	—	(35)	234	—	—	234

Total net revenues	11,166	—	—	11,166	14,244	—	—	14,244

Operating expenses	10,763	—	1,401	12,164	12,382	—	1,278	13,660

Segment pre-tax operating income/(loss)	$403	$—	$(1,401)	$(998)	$1,862	$—	$(1,278)	$584

Segment pre-tax operating margin	3.6%			(8.9)%	13.1%			4.1%

(1)	Other Adjustments – Consists of amortization of acquisition-related intangible assets of $1.4 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively.

Management and performance fee revenues comprise the revenues generated from management and investment advisory services performed for separately managed accounts, registered funds and partnerships. Client asset inflows and outflows and investment performance have a direct effect on management and performance fee revenues. Management fees are generally based on the level of assets under management ("AUM") measured monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations or net client asset flows, will result in a corresponding increase or decrease in management fees. Fees vary with the type of assets managed and the vehicle in which they are managed. Performance fees are earned when the investment return on AUM exceeds certain benchmark targets or other performance targets over a specified measurement period. These performance fees are typically annual performance hurdles and recognized in the fourth quarter of the applicable year, or upon withdrawal of client assets. The level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in total AUM. At March 31, 2018, approximately five percent of our AUM was eligible to earn performance fees.

For the three months ended March 31, 2018, management fees were $11.2 million, a decrease of 20.1 percent, compared with $14.0 million in the prior-year period, due to lower management fees from both our MLP and equity product offerings. Management fees from our MLP strategies decreased 14.2 percent in the first quarter of 2018 to $6.3 million, compared with $7.3 million in the first quarter of 2017 as lower average AUM was partially offset by a higher average effective revenue yield. The average effective revenue yield (total annualized management fees as a percentage of our average month-end AUM) for our MLP strategies was 68 basis points for the first quarter of 2018, compared with 63 basis points for the first quarter of 2017. In the first quarter of 2018, management fees related to our equity strategies were $4.9 million, down 26.6 percent compared to $6.7 million in the corresponding period of 2017. The decrease was due to lower average AUM from net client outflows in 2017, as well as a lower average effective revenue yield. The average effective revenue yield for our equity strategies was 55 basis points for the first quarter of 2018, compared with 67 basis points for the prior-year period.

Investment income/(loss) includes gains and losses from our investments in registered funds and private funds or partnerships that we manage. We recorded investment income of $0.2 million for the three months ended March 31, 2017.

Segment pre-tax operating margin for the three months ended March 31, 2018 was a negative 8.9 percent due to declining profitability in the business. Adjusted segment pre-tax operating margin declined from 13.1 percent in the first quarter of 2017 to 3.6 percent in the first quarter of 2018.

The following table summarizes the changes in our AUM for the periods presented:

			Twelve
	Three Months Ended		Months Ended
	March 31,		March 31,
(Dollars in millions)	2018	2017	2018
MLP
Beginning of period	$3,790	$4,616	$4,681
Net inflows/(outflows)	6	(21)	(397)
Net market appreciation/(depreciation)	(397)	86	(885)
End of period	$3,399	$4,681	$3,399

Equity
Beginning of period	$3,556	$4,115	$4,081
Net outflows	(47)	(143)	(907)
Net market appreciation/(depreciation)	(31)	109	304
End of period	$3,478	$4,081	$3,478

Total
Beginning of period	$7,346	$8,731	$8,762
Net outflows	(41)	(164)	(1,304)
Net market appreciation/(depreciation)	(428)	195	(581)
End of period	$6,877	$8,762	$6,877

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

See the "Critical Accounting Policies" section and Note 2, "Summary of Significant Accounting Policies" to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for further information on our critical accounting policies. See also Note 2, "Accounting Policies and Pronouncements" in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for changes to our significant accounting policies, as well as the impact from the adoption of new accounting standards.

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

Beginning in 2017, we initiated the payment of a quarterly cash dividend to holders of our common stock, which includes unvested restricted shares. Our board of directors also approved a dividend policy intended to return between 30 percent and 50 percent of our adjusted net income from the previous fiscal year to shareholders. This includes an annual special cash dividend, payable in the first quarter of each year. Our board of directors determines the declaration and payment of dividends on a quarterly basis, and is free to change our dividend policy at any time.

Our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 2, 2017	$0.3125	February 20, 2017	March 13, 2017
April 27, 2017	$0.3125	May 26, 2017	June 15, 2017
July 27, 2017	$0.3125	August 28, 2017	September 15, 2017
October 26, 2017	$0.3125	November 29, 2017	December 15, 2017
February 1, 2018 (1)	$1.6200	February 26, 2018	March 15, 2018
February 1, 2018	$0.3750	February 26, 2018	March 15, 2018
April 27, 2018	$0.3750	May 25, 2018	June 15, 2018

(1)	Represents the annual special cash dividend based on fiscal year 2017 results.

Effective September 30, 2017, our board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2019. No repurchases have been made in conjunction with this authorization through March 31, 2018.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the first quarter of 2018, we purchased 187,860 shares or $16.8 million of our common stock for this purpose.

Leverage

The following table presents total assets, adjusted assets, total shareholders' equity and tangible shareholders' equity with the resulting leverage ratios as of:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Total assets	$1,577,366	$2,024,683
Deduct: Goodwill and intangible assets	(102,074)	(104,689)
Deduct: Assets from noncontrolling interests	(52,408)	(54,917)
Adjusted assets	$1,422,884	$1,865,077

Total shareholders' equity	$735,007	$741,235
Deduct: Goodwill and intangible assets	(102,074)	(104,689)
Deduct: Noncontrolling interests	(47,015)	(47,903)
Tangible common shareholders' equity	$585,918	$588,643

Leverage ratio (1)	2.1	2.7

Adjusted leverage ratio (2)	2.4	3.2

(1)	Leverage ratio equals total assets divided by total shareholders' equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders' equity.

Adjusted assets and tangible common shareholders' equity are non-GAAP financial measures. Goodwill and intangible assets are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets which can be deployed in a liquid manner. Amounts attributed to noncontrolling interests are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as they represent assets and equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our adjusted leverage ratio decreased from December 31, 2017 due to lower inventory balances.

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

Pershing Clearing Arrangement – We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, the majority of our securities inventories and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our clearing arrangement activities are recorded net from trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing and could be denied. Our fully disclosed clearing agreement includes a covenant requiring Piper Jaffray & Co. to maintain excess net capital of $120 million. At March 31, 2018, we had $141.0 million of financing outstanding under this arrangement.

Commercial Paper Program – Our U.S. broker dealer subsidiary, Piper Jaffray & Co., issues secured commercial paper to fund a portion of its securities inventory. This commercial paper is currently issued under two separate programs, CP Series A and CP Series II A, and is secured by different inventory classes, which is reflected in the interest rate paid on the respective program. The programs can issue commercial paper with maturities of 27 to 270 days. CP Series II A includes a covenant that requires Piper Jaffray & Co. to maintain excess net capital of $100 million. The following table provides information about our commercial paper programs at March 31, 2018:

(Dollars in millions)	CP Series A	CP Series II A
Maximum amount that may be issued	$300.0	$200.0
Amount outstanding	—	50.0

Weighted average maturity, in days	—	8
Weighted average maturity at issuance, in days	—	31

Prime Broker Arrangements – We have established an arrangement to obtain overnight financing by a single prime broker related to certain strategic trading activities in municipal securities. Additionally, we have established a second overnight financing arrangement with another broker dealer related to our convertible securities inventories. Financing under these arrangements is secured primarily by securities, and collateral limitations could reduce the amount of funding available under these arrangements. Our prime broker financing activities are recorded net of receivables from trading activity. The funding is at the discretion of the prime brokers and could be denied subject to a notice period. At March 31, 2018, we had $136.3 million of financing outstanding under these prime broker arrangements.

Committed Lines – Our committed line is a one-year $200 million revolving secured credit facility. We use our committed credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co. to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 14, 2018. This credit facility has been in place since 2008 and we renewed the facility for another one-year term in the fourth quarter of 2017. At March 31, 2018, we had no advances against this line of credit.

Uncommitted Line – We use this uncommitted line in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted line varies daily based on our funding needs. Our $85 million uncommitted secured line is dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under this secured line. Our uncommitted line is discretionary and is not a commitment by the bank to provide an advance under the line. More specifically, the line is subject to approval by the bank each time an advance is requested and advances may be denied, which may be particularly true during times of market stress or market perceptions of our exposures. We manage our relationship with the bank that provides this uncommitted facility in order to have appropriate levels of funding for our business. At March 31, 2018, we had no advances against this line of credit.

The following tables present the average balances outstanding for our various funding sources by quarter for 2018 and 2017, respectively.

	Average Balance for the Three Months Ended
(Dollars in millions)	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017
Funding source:
Pershing clearing arrangement	$47.1	$20.6	$26.3	$—	$—
Commercial paper	50.0	49.5	30.3	117.1	137.7
Prime broker arrangements	328.6	221.1	175.2	192.6	204.9
Short-term bank loans	—	—	6.0	67.1	2.5
Total	$425.7	$291.2	$237.8	$376.8	$345.1

The average funding in the first quarter of 2018 increased to $425.7 million, compared with $345.1 million and $291.2 million during the first and fourth quarters of 2017, due to an increase in average inventory balances during the current quarter.

The following table presents the maximum daily funding amount by quarter for 2018 and 2017, respectively.

(Dollars in millions)	2018	2017
First Quarter	$707.8	$543.4
Second Quarter		$538.3
Third Quarter		$418.7
Fourth Quarter		$569.9

Senior Notes

We have entered into variable and fixed rate senior notes with certain entities advised by Pacific Investment Management Company ("PIMCO"). At March 31, 2018 and December 31, 2017, we carried an outstanding senior notes balance of $125.0 million.

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

The Second Amended and Restated Note Purchase Agreement includes customary events of default and covenants that, among other things, require us to maintain a minimum consolidated tangible net worth and minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. At March 31, 2018, we were in compliance with all covenants.

Contractual Obligations

Our contractual obligations have not materially changed from those reported in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, except for our operating lease obligations. On April 3, 2018, we entered into a new lease agreement for our Houston, Texas office location.

	Remainder of	2019	2021	2023 and
(Dollars in millions)	2018	- 2020	- 2022	thereafter	Total
Operating lease obligations	$11.4	$27.3	$17.1	$22.9	$78.7

New Leases Guidance

As discussed in Note 2 to our unaudited consolidated financial statements, we will adopt new accounting guidance related to leases effective as of January 1, 2019. The guidance requires lessees to recognize all leases, including operating leases, with a term greater than 12 months on the statements of financial position. As of March 31, 2018, we had approximately 65 operating leases for office space with aggregate minimum lease commitments of $78.7 million. Upon adoption of the new guidance, this lease commitment will be reflected on our statement of financial condition as a right-of-use asset and a lease commitment liability. The impact of the new guidance on Piper Jaffray & Co.'s net capital is expected to be minimal.

Capital Requirements

As a registered broker dealer and member firm of the Financial Industry Regulatory Authority, Inc. ("FINRA"), Piper Jaffray & Co., our U.S. broker dealer subsidiary, is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At March 31, 2018, our net capital under the SEC's uniform net capital rule was $185.8 million, and exceeded the minimum net capital required under the SEC rule by $184.8 million.

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

At March 31, 2018, Piper Jaffray Ltd., our broker dealer subsidiary registered in the United Kingdom, was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Jaffray Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At March 31, 2018, Piper Jaffray Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Trade Commission.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2021	2023		March 31,	December 31,
(Dollars in thousands)	2018	2019	2020	- 2022	- 2024	Later	2018	2017
Customer matched-book derivative contracts (1) (2)	$—	$32,850	$23,850	$50,450	$165,020	$2,410,165	$2,682,335	$2,819,006
Trading securities derivative contracts (2)	436,900	9,500	—	—	—	9,375	455,775	399,450
Equity option derivative contracts (2)	—	—	—	—	—	—	—	9,635
Investment commitments (3)	—	—	—	—	—	—	80,301	72,467

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $179.9 million at March 31, 2018) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At March 31, 2018, we had $17.0 million of credit exposure with these counterparties, including $12.9 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At March 31, 2018 and December 31, 2017, the net fair value of these derivative contracts approximated $14.7 million and $20.5 million, respectively.

(3)	The investment commitments have no specified call dates. The timing of capital calls is based on market conditions and investment opportunities.

Derivatives

Derivatives' notional or contract amounts are not reflected as assets or liabilities on our consolidated statements of financial condition. Rather, the fair value of the derivative transactions are reported on the consolidated statements of financial condition as assets or liabilities in financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased, as applicable. For a discussion of our activities related to derivative products, see Note 3, "Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased," in the notes to our unaudited consolidated financial statements.

Investment Commitments

We have investments, including those made as part of our merchant banking activities, in various limited partnerships or limited liability companies that provide financing or make investments in companies. We commit capital and/or act as the managing partner of these entities. We have committed capital of $80.3 million to certain entities and these commitments generally have no specified call dates.

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

We use internal committees to assist in governing risk and ensure that our business activities are properly assessed, monitored and managed. Our financial risk committees manage our market, liquidity and credit risks, and oversee risk management practices related to these risks, including defining acceptable risk tolerances and approving risk management policies. Membership is comprised of senior leadership, including but not limited to, our Chief Executive Officer, President, Chief Financial Officer, General Counsel, Treasurer, Head of Market and Credit Risk, Head of Public Finance and Head of Fixed Income Services and Firm Investments and Trading. Other committees that help evaluate and monitor risk include underwriting, leadership team and operating committees. These committees help manage risk by ensuring that business activities are properly managed and within a defined scope of activity. Our valuation committee, comprised of members of senior management and risk management, provide oversight and overall responsibility for the internal control processes and procedures related to fair value measurements. Additionally, our operational risk committees address and monitor risk related to information systems and security, legal, regulatory and compliance matters, and third parties such as vendors and service providers.

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

Foreign Exchange Risk — Foreign exchange risk represents the potential volatility to earnings or capital arising from movement in foreign exchange rates. A modest portion of our business is conducted in currencies other than the U.S. dollar, and changes in foreign exchange rates relative to the U.S. dollar can therefore affect the value of non-U.S. dollar net assets, revenues and expenses. A change in the foreign currency rates could create either a foreign currency transaction gain/loss (recorded in our consolidated statements of operations) or a foreign currency translation adjustment (recorded to accumulated other comprehensive income/ (loss) within the shareholders'equity section of our consolidated statements of financial condition and other comprehensive income/ (loss) within the consolidated statements of comprehensive income).

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

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Interest Rate Risk	$801	$965
Equity Price Risk	62	62
Diversification Effect (1)	(40)	(40)
Total Value-at-Risk	$823	$987

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

The aggregate VaR as of March 31, 2018 was lower than the reported VaR on December 31, 2017. The decrease in VaR was due to lower inventory levels compared to the end of 2017.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average VaR calculated for each component of market risk during the three months ended March 31, 2018 and the year ended December 31, 2017, respectively.

(Dollars in thousands)	High	Low	Average
For the Three Months Ended March 31, 2018
Interest Rate Risk	$1,084	$771	$938
Equity Price Risk	69	39	56
Diversification Effect (1)			(36)
Total Value-at-Risk	$1,101	$788	$958

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2017
Interest Rate Risk	$1,235	$480	$785
Equity Price Risk	178	28	81
Diversification Effect (1)			(57)
Total Value-at-Risk	$1,244	$506	$809

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses exceeded our one-day VaR on one occasion during the first quarter of 2018.

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

We have concentrated counterparty credit exposure with five non-publicly rated entities totaling $17.0 million at March 31, 2018. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represents 75.9 percent, or $12.9 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information under the caption "Risk Management" in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

During the first quarter of our fiscal year ending December 31, 2018, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The discussion of our business and operations should be read together with the legal proceedings contained in Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 1A.    RISK FACTORS.

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2018.

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares Yet to be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(January 1, 2018 to January 31, 2018)	71	$92.00	—	$150	million
Month #2
(February 1, 2018 to February 28, 2018)	187,789	$89.41	—	$150	million
Month #3
(March 1, 2018 to March 31, 2018)	—	$—	—	$150	million
Total	187,860	$89.41	—	$150	million

(1)	Effective September 30, 2017, our board of directors authorized the repurchase of up to $150.0 million of common stock through September 30, 2019.

ITEM 6.    EXHIBITS.

Exhibit		Method
Number	Description	of Filing

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Filed herewith
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of March 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 and (v) the notes to the Consolidated Financial Statements.
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIPER JAFFRAY COMPANIES

Date:	May 4, 2018	By	/s/ Chad R. Abraham
		Its	Chief Executive Officer

Date:	May 4, 2018	By	/s/ Timothy L. Carter
		Its	Chief Financial Officer