Form 10-Q
period 2018-06-30
PIPER JAFFRAY COMPANIES
filed 2018-08-08
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
Yes  ☐ No  ☑

As of August 1, 2018, the registrant had 15,168,629 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.
Piper Jaffray Companies
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2018	2017
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$26,025	$33,793
Receivables from brokers, dealers and clearing organizations	219,631	145,394

Financial instruments and other inventory positions owned	520,583	663,330
Financial instruments and other inventory positions owned and pledged as collateral	289,275	720,047
Total financial instruments and other inventory positions owned	809,858	1,383,377

Fixed assets (net of accumulated depreciation and amortization of $59,905 and $55,944, respectively)	27,330	25,179
Goodwill	81,855	81,855
Intangible assets (net of accumulated amortization of $90,647 and $85,417, respectively)	17,604	22,834
Investments	155,622	176,212
Net deferred income tax assets	98,777	101,205
Other assets	77,826	54,834
Total assets	$1,514,528	$2,024,683

Liabilities and Shareholders' Equity
Short-term financing	$51,706	$289,937
Senior notes	125,000	125,000
Payables to brokers, dealers and clearing organizations	5,257	19,392
Financial instruments and other inventory positions sold, but not yet purchased	367,251	399,227
Accrued compensation	182,478	400,092
Other liabilities and accrued expenses	45,636	49,800
Total liabilities	777,328	1,283,448

Shareholders' equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at June 30, 2018 and December 31, 2017;
Shares issued: 19,516,573 at June 30, 2018 and 19,512,914 at December 31, 2017;
Shares outstanding: 13,334,389 at June 30, 2018 and 12,911,149 at December 31, 2017	195	195
Additional paid-in capital	801,682	791,970
Retained earnings (1)	153,407	176,270
Less common stock held in treasury, at cost: 6,182,184 shares at June 30, 2018 and 6,601,765 shares at December 31, 2017	(268,613)	(273,824)
Accumulated other comprehensive loss	(1,147)	(1,279)
Total common shareholders' equity	685,524	693,332

Noncontrolling interests	51,676	47,903
Total shareholders' equity	737,200	741,235

Total liabilities and shareholders' equity	$1,514,528	$2,024,683

(1)	Includes the cumulative effect adjustment upon adoption of ASU 2014-09, as amended. See Note 2 for further discussion.
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2018	2017	2018	2017
Revenues:
Investment banking	$123,904	$138,528	$244,745	$270,778
Institutional brokerage	33,032	37,074	60,677	76,210
Asset management	12,740	15,186	25,329	31,193
Interest	8,178	7,766	18,591	15,485
Investment income	726	5,453	3,638	15,828

Total revenues	178,580	204,007	352,980	409,494

Interest expense	5,099	6,262	10,437	11,220

Net revenues	173,481	197,745	342,543	398,274

Non-interest expenses:
Compensation and benefits	115,574	134,314	230,744	268,692
Outside services	10,564	9,789	19,503	20,117
Occupancy and equipment	8,931	8,257	17,509	16,719
Communications	7,925	7,273	16,551	14,889
Marketing and business development	7,685	8,282	14,984	15,829
Deal-related expenses	6,166	—	11,217	—
Trade execution and clearance	2,028	1,928	4,191	3,739
Restructuring costs	3,770	—	3,770	—
Intangible asset amortization	2,615	3,822	5,230	7,644
Back office conversion costs	—	868	—	1,734
Other operating expenses	2,964	3,345	5,547	6,235

Total non-interest expenses	168,222	177,878	329,246	355,598

Income before income tax expense/(benefit)	5,259	19,867	13,297	42,676

Income tax expense/(benefit)	567	4,906	(2,014)	4,511

Net income	4,692	14,961	15,311	38,165

Net income/(loss) applicable to noncontrolling interests	(1,534)	1,388	(1,518)	4,317

Net income applicable to Piper Jaffray Companies	$6,226	$13,573	$16,829	$33,848

Net income applicable to Piper Jaffray Companies' common shareholders	$5,522	$11,522	$12,195	$28,412

Earnings per common share
Basic	$0.43	$0.89	$0.91	$2.24
Diluted	$0.43	$0.89	$0.91	$2.21

Dividends declared per common share	$0.38	$0.31	$2.37	$0.63

Weighted average number of common shares outstanding
Basic	13,303	12,826	13,200	12,711
Diluted	13,438	12,937	13,411	12,930

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2018	2017	2018	2017
Net income	$4,692	$14,961	$15,311	$38,165

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(397)	772	132	995

Comprehensive income	4,295	15,733	15,443	39,160

Comprehensive income/(loss) applicable to noncontrolling interests	(1,534)	1,388	(1,518)	4,317

Comprehensive income applicable to Piper Jaffray Companies	$5,829	$14,345	$16,961	$34,843

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2018	2017

Operating Activities:
Net income	$15,311	$38,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	4,074	3,486
Deferred income taxes	2,428	8,301
Stock-based compensation	19,227	12,881
Amortization of intangible assets	5,230	7,644
Amortization of forgivable loans	2,486	3,717
Decrease/(increase) in operating assets:
Receivables:
Customers	—	520
Brokers, dealers and clearing organizations	(74,237)	25,295
Securities purchased under agreements to resell	—	12,682
Net financial instruments and other inventory positions owned	541,543	145,440
Investments	20,590	3,896
Other assets	(25,194)	(7,669)
Increase/(decrease) in operating liabilities:
Payables:
Customers	—	(1,094)
Brokers, dealers and clearing organizations	(14,135)	2,025
Securities sold under agreements to repurchase	—	(6,128)
Accrued compensation	(196,717)	(86,526)
Other liabilities and accrued expenses	(7,949)	(1,405)

Net cash provided by operating activities	292,657	161,230

Investing Activities:
Purchases of fixed assets, net	(6,259)	(3,034)

Net cash used in investing activities	(6,259)	(3,034)

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Cash Flows – Continued
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2018	2017

Financing Activities:
Decrease in short-term financing	$(238,231)	$(88,409)
Repayment of senior notes	—	(50,000)
Payment of cash dividend	(35,991)	(9,483)
Increase/(decrease) in noncontrolling interests	5,291	(16,169)
Repurchase of common stock	(24,914)	(23,597)
Proceeds from stock option exercises	—	1,703

Net cash used in financing activities	(293,845)	(185,955)

Currency adjustment:
Effect of exchange rate changes on cash	(321)	620

Net decrease in cash, cash equivalents and restricted cash (1)	(7,768)	(27,139)

Cash, cash equivalents and restricted cash at beginning of period (1)	33,793	70,374

Cash, cash equivalents and restricted cash at end of period (1)	$26,025	$43,235

Supplemental disclosure of cash flow information –
Cash paid during the period for:
Interest	$10,302	$11,134
Income taxes	$14,742	$7,843

(1)	Upon adoption of ASU 2016-18, restricted cash includes cash and cash equivalents previously segregated for regulatory purposes. See Note 2 for further discussion.
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

The substantial majority of the Company's advisory and underwriting fees (i.e., the success related advisory fee) are considered variable consideration and recognized when it is probable that the variable consideration will not be reversed in a future period. The variable consideration is considered to be constrained until satisfaction of the performance obligation. The Company's performance obligation is generally satisfied at a point in time upon the closing of a strategic transaction, completion of a financing or underwriting arrangement, or some other defined outcome (e.g., providing a fairness opinion). At this time, the Company has transferred control of the promised service and the customer obtains control. As these arrangements represent a single performance obligation, allocation of the transaction price is not necessary. The Company has elected to apply the following optional exemptions regarding disclosure of its remaining performance obligations: (i) the Company's performance obligation is part of a contract that has an original expected duration of one year or less and/or (ii) the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Asset management revenues may also include performance fees. Performance fees, if earned, are recognized when it is probable that such revenue will not be reversed in a future period. For the Company's alternative asset management funds, management will consider such factors as the remaining assets and residual life of the fund to conclude whether it is probable that a significant reversal of revenue will not occur in the future. For the Company's traditional asset management funds, performance fees are earned when the investment return on assets under management exceeds certain benchmark targets or other performance targets over a specified measurement period (e.g. monthly, quarterly or annually). These performance fees are typically annual performance hurdles and recognized in the fourth quarter of the applicable year, or upon client liquidation.

See Note 15 for revenues from contracts with customers disaggregated by major business activity.

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

The previous broker dealer industry treatment of netting deal expenses with investment banking revenues was superseded under the new guidance. As a result of adopting ASU 2014-09, the Company now presents investment banking revenues gross of related client reimbursed deal expenses and deal-related expenses as non-interest expenses on the consolidated statements of operations, rather than the previous presentation of netting deal expenses incurred for completed investment banking deals within revenues. For the three and six months ended June 30, 2018, the Company reported higher investment banking revenues and higher non-compensation expenses of $6.2 million and $11.2 million, respectively. This change did not impact earnings. In addition, the Company now defers the recognition of performance fees on its merchant banking, energy and senior living alternative asset management funds until such fees are no longer subject to reversal, which will cause a delay in the recognition of these fees as revenue. For the six months ended June 30, 2018, the amount of asset management revenue from performance fees that the Company would have recognized if not for this change was not material. With the exception of the above, the Company's previous methods of recognizing investment banking revenues were not significantly impacted by the new guidance.

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

	December 31,	June 30,	December 31,
(Dollars in thousands)	2017	2017	2016
Cash and cash equivalents	$33,793	$26,170	$41,359
Cash and cash equivalents segregated for regulatory purposes	—	17,065	29,015
Cash, cash equivalents and restricted cash	$33,793	$43,235	$70,374

Future Adoption of New Applicable Accounting Standards

Leases

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability on the consolidated statements of financial position and disclose key information about leasing arrangements. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current U.S. GAAP. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. As of June 30, 2018, the Company had approximately 65 operating leases for office space with aggregate minimum lease commitments of $75.3 million. Upon adoption, lease commitments will be reflected on the statement of financial condition as a right-of-use asset and a lease commitment liability. The Company also evaluated other service contracts which may include embedded leases. The Company has identified its arrangements that are within the scope of the new guidance, and continues to evaluate their potential impact on the consolidated statements of financial condition and related disclosures. Upon adoption of ASU 2016-02, the Company does not expect material changes to the recognition of rent expense in its consolidated statements of operations. The impact of the new guidance on Piper Jaffray's net capital is expected to be minimal.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 3 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$18,229	$51,896
Convertible securities	162,994	74,456
Fixed income securities	43,678	30,145
Municipal securities:
Taxable securities	28,309	67,699
Tax-exempt securities	233,549	744,241
Short-term securities	76,257	62,251
Mortgage-backed securities	1,173	481
U.S. government agency securities	229,610	317,318
U.S. government securities	992	9,317
Derivative contracts	15,067	25,573
Total financial instruments and other inventory positions owned	$809,858	$1,383,377

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$128,509	$101,517
Fixed income securities	35,127	30,292
U.S. government agency securities	26,222	49,077
U.S. government securities	173,179	213,312
Derivative contracts	4,214	5,029
Total financial instruments and other inventory positions sold, but not yet purchased	$367,251	$399,227

At June 30, 2018 and December 31, 2017, financial instruments and other inventory positions owned in the amount of $289.3 million and $720.0 million, respectively, had been pledged as collateral for short-term financings.

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

	June 30, 2018			December 31, 2017
(Dollars in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$177,092	$165,389	$2,630,942	$239,224	$225,890	$2,819,006
Trading securities	1,269	1,005	234,175	126	4,459	399,450
Equity options
Trading securities	—	—	—	6	—	9,635
	$178,361	$166,394	$2,865,117	$239,356	$230,349	$3,228,091

(1)	Derivative assets are included within financial instruments and other inventory positions owned on the consolidated statements of financial condition.

(2)	Derivative liabilities are included within financial instruments and other inventory positions sold, but not yet purchased on the consolidated statements of financial condition.

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

		Three Months Ended		Six Months Ended
(Dollars in thousands)		June 30,		June 30,
Derivative Category	Operations Category	2018	2017	2018	2017
Interest rate derivative contract	Investment banking	$(471)	$(483)	$(1,266)	$(775)
Interest rate derivative contract	Institutional brokerage	(830)	(2,917)	4,232	(17,655)
Credit default swap index contract	Institutional brokerage	—	(77)	—	178
		$(1,301)	$(3,477)	$2,966	$(18,252)

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company's derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of June 30, 2018, the Company had $15.1 million of uncollateralized credit exposure with these counterparties (notional contract amount of $178.9 million), including $12.0 million of uncollateralized credit exposure with one counterparty.

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

U.S. government agency securities – U.S. government agency securities include agency debt bonds and mortgage bonds. Agency debt bonds are valued by using either direct price quotes or price quotes for comparable bond securities and are categorized as Level II. Mortgage bonds include bonds secured by mortgages, mortgage pass-through securities, agency collateralized mortgage-obligation ("CMO") securities and agency interest-only securities. Mortgage pass-through securities, CMO securities and interest-only securities are valued using recently executed observable trades or other observable inputs, such as prepayment speeds and therefore are generally categorized as Level II. Mortgage bonds are valued using observable market inputs, such as market yields ranging from 257-368 basis points ("bps") on spreads over U.S. treasury securities, or models based upon prepayment expectations ranging from 0%-19% conditional prepayment rate ("CPR"). These securities are categorized as Level II.

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

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking and other investments at inception to reflect economic events in earnings on a timely basis. Merchant banking and other equity investments of $3.5 million and $14.1 million, included within investments on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets at June 30, 2018 and December 31, 2017, respectively. The realized and unrealized net gains from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were $1.1 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively.

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of June 30, 2018:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average
Assets:
Financial instruments and other inventory positions owned:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	5 - 25 bps	22.3 bps
Investments at fair value:
Equity securities in private companies	Market approach	Revenue multiple (2)	2 - 6 times	4.6 times
		EBITDA multiple (2)	15.1 times	15.1 times

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve (1)	2 - 26 bps	17.1 bps
Sensitivity of the fair value to changes in unobservable inputs:

(1)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly lower/(higher) fair value measurement.

(2)	Significant increase/(decrease) in the unobservable input in isolation would result in a significantly higher/(lower) fair value measurement.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of June 30, 2018:

					Counterparty
					and Cash
					Collateral
(Dollars in thousands)	Level I	Level II	Level III		Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$245	$17,984	$—		$—	$18,229
Convertible securities	—	162,994	—		—	162,994
Fixed income securities	—	43,678	—		—	43,678
Municipal securities:
Taxable securities	—	28,309	—		—	28,309
Tax-exempt securities	—	233,549	—		—	233,549
Short-term securities	—	76,212	45		—	76,257
Mortgage-backed securities	—	1,155	18		—	1,173
U.S. government agency securities	—	229,610	—		—	229,610
U.S. government securities	992	—	—		—	992
Derivative contracts	—	177,431	930		(163,294)	15,067
Total financial instruments and other inventory positions owned	1,237	970,922	993		(163,294)	809,858

Cash equivalents	1,211	—	—		—	1,211

Investments at fair value	39,171	—	108,121	(2)	—	147,292
Total assets	$41,619	$970,922	$109,114		$(163,294)	$958,361

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$128,509	$—	$—		$—	$128,509
Fixed income securities	—	35,127	—		—	35,127
U.S. government agency securities	—	26,222	—		—	26,222
U.S. government securities	173,179	—	—		—	173,179
Derivative contracts	—	165,389	1,005		(162,180)	4,214
Total financial instruments and other inventory positions sold, but not yet purchased	$301,688	$226,738	$1,005		$(162,180)	$367,251

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

(2)	Noncontrolling interests of $51.7 million are attributable to third party ownership in consolidated merchant banking and senior living funds.

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

The Company's Level III assets were $109.1 million and $128.1 million, or 11.4 percent and 8.2 percent of financial instruments measured at fair value at June 30, 2018 and December 31, 2017, respectively. The value of transfers between levels are recognized at the beginning of the reporting period. There were no significant transfers between Level I, Level II or Level III for the six months ended June 30, 2018.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	March 31,			Transfers	Transfers	gains/	gains/	June 30,	June 30,
(Dollars in thousands)	2018	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2018	2018 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Short-term securities	$719	$—	$(725)	$—	$—	$51	$—	$45	$—
Mortgage-backed securities	284	—	—	—	—	—	(266)	18	(94)
Derivative contracts	2,144	4	(1,115)	—	—	1,111	(1,214)	930	(254)
Total financial instruments and other inventory positions owned	3,147	4	(1,840)	—	—	1,162	(1,480)	993	(348)

Investments at fair value	121,637	1,107	(10,787)	—	(145)	5,665	(9,356)	108,121	(2,804)
Total assets	$124,784	$1,111	$(12,627)	$—	$(145)	$6,827	$(10,836)	$109,114	$(3,152)

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$1,389	$(1,192)	$—	$—	$—	$1,192	$(384)	$1,005	$531
Total financial instruments and other inventory positions sold, but not yet purchased	$1,389	$(1,192)	$—	$—	$—	$1,192	$(384)	$1,005	$531

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	June 30,	June 30,
(Dollars in thousands)	2017	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2018	2018 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$700	$—	$—	$—	$(700)	$—	$—	$—	$—
Short-term securities	714	—	(725)	—	—	51	5	45	—
Mortgage-backed securities	481	—	(5)	—	—	—	(458)	18	(91)
Derivative contracts	126	4	(2,875)	—	—	2,872	803	930	930
Total financial instruments and other inventory positions owned	2,021	4	(3,605)	—	(700)	2,923	350	993	839

Investments at fair value	126,060	1,708	(14,941)	—	(145)	9,067	(13,628)	108,121	(4,078)
Total assets	$128,081	$1,712	$(18,546)	$—	$(845)	$11,990	$(13,278)	$109,114	$(3,239)

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$4,433	$(2,497)	$3,226	$—	$—	$(729)	$(3,428)	$1,005	$1,005
Total financial instruments and other inventory positions sold, but not yet purchased	$4,433	$(2,497)	$3,226	$—	$—	$(729)	$(3,428)	$1,005	$1,005

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Consolidated VIEs

The Company's consolidated VIEs at June 30, 2018 included certain alternative asset management funds in which the Company has an investment and, as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.

The following table presents information about the carrying value of the assets and liabilities of the VIEs which are consolidated by the Company and included on the consolidated statements of financial condition at June 30, 2018. The assets can only be used to settle the liabilities of the respective VIE, and the creditors of the VIEs do not have recourse to the general credit of the Company. One of these VIEs has $25.0 million of bank line financing available with an interest rate based on prime plus an applicable margin. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities are eliminated in consolidation.

Alternative Asset
(Dollars in thousands)	Management Funds
Assets:
Receivables from brokers, dealers and clearing organizations	$4,842
Financial instruments and other inventory positions owned and pledged as collateral	37,201
Investments	104,545
Other assets	7,296
Total assets	$153,884

Liabilities:
Short-term financing	$1,748
Payables to brokers, dealers and clearing organizations	1,156
Financial instruments and other inventory positions sold, but not yet purchased	11,878
Other liabilities and accrued expenses	3,329
Total liabilities	$18,111

The Company has investments in a grantor trust which was established as part of a nonqualified deferred compensation plan. The Company is the primary beneficiary of the grantor trust. Accordingly, the assets and liabilities of the grantor trust are consolidated by the Company on the consolidated statements of financial condition. See Note 13 for additional information on the nonqualified deferred compensation plan.

Nonconsolidated VIEs

The Company determined it is not the primary beneficiary of certain VIEs and accordingly does not consolidate them. These VIEs had net assets approximating $0.4 billion and $0.6 billion at June 30, 2018 and December 31, 2017, respectively. The Company's exposure to loss from these VIEs is $6.6 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at June 30, 2018. The Company had no liabilities related to these VIEs at June 30, 2018 and December 31, 2017, respectively. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of June 30, 2018.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 6 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Receivable arising from unsettled securities transactions	$4,842	$9,218
Receivable from clearing organizations	193,717	109,270
Deposits with clearing organizations	1,520	11,019
Receivable from brokers and dealers	16,127	12,041
Other	3,425	3,846
Total receivables from brokers, dealers and clearing organizations	$219,631	$145,394

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Payable arising from unsettled securities transactions	$1,156	$808
Payable to brokers and dealers	4,101	18,584
Total payables to brokers, dealers and clearing organizations	$5,257	$19,392

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

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Investments at fair value	$147,292	$165,564
Investments at cost	1,614	2,416
Investments accounted for under the equity method	6,716	8,232
Total investments	155,622	176,212

Less investments attributable to noncontrolling interests (1)	(51,676)	(44,397)
	$103,946	$131,815

(1)	Noncontrolling interests are attributable to third party ownership in consolidated merchant banking and senior living funds.

At June 30, 2018, investments carried on a cost basis had an estimated fair market value of $1.6 million. Because valuation estimates were based upon management's judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 8 Other Assets

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Fee receivables	$24,666	$20,884
Income tax receivables	17,331	—
Accrued interest receivables	8,376	6,981
Forgivable loans, net	9,179	7,452
Prepaid expenses	7,094	6,769
Secured loan receivables	2,975	2,975
Other	8,205	9,773
Total other assets	$77,826	$54,834

Note 9 Short-Term Financing

	Outstanding Balance		Weighted Average Interest Rate
	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands)	2018	2017	2018	2017
Commercial paper (secured)	$49,958	$49,974	3.02%	2.32%
Prime broker arrangement	1,748	239,963	2.74%	2.23%
Total short-term financing	$51,706	$289,937

The Company issues secured commercial paper to fund a portion of its securities inventory. The commercial paper notes ("CP Notes") can be issued with maturities of 27 days to 270 days from the date of issuance. The CP Notes are currently issued under two separate programs, CP Series A and CP Series II A, and are secured by different inventory classes. As of June 30, 2018, the weighted average maturity of outstanding CP Notes was 9 days. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin. CP Series II A includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain excess net capital of $100 million.

The Company has established an arrangement to obtain financing with a prime broker related to its municipal bond fund. Financing under this arrangement is primarily secured by municipal securities and collateral limitations could reduce the amount of funding available. Prime broker financing activities are recorded net of receivables from trading activity. The funding is at the discretion of the prime broker subject to a notice period.

The Company has both committed and uncommitted short-term bank line financing available on a secured basis. The Company uses these credit facilities in the ordinary course of business to fund a portion of its daily operations and the amount borrowed under these credit facilities varies daily based on the Company's funding needs.

The Company's committed short-term bank line financing at June 30, 2018 consisted of a one-year $200 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2017. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 14, 2018. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At June 30, 2018, the Company had no advances against this line of credit.

The Company's uncommitted secured line at June 30, 2018 totaled $85 million and is dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company's uncommitted line is subject to approval by the bank each time an advance is requested and may be denied. At June 30, 2018, the Company had no advances against this line of credit.

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

The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations and regulatory proceedings. Reasonably possible losses in excess of amounts accrued at June 30, 2018 are not material. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

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

Operating Lease Commitments

The Company leases office space throughout the United States and in a limited number of foreign countries where the Company's international operations reside. Aggregate minimum lease commitments under operating leases as of June 30, 2018 are as follows:

(Dollars in thousands)
Remainder of 2018	$7,515
2019	13,878
2020	13,671
2021	9,334
2022	7,985
Thereafter	22,900
Total	$75,283

Investment Commitments

As of June 30, 2018, the Company had commitments to invest approximately $76.9 million in limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 11 Restructuring

The Company incurred the following pre-tax restructuring costs principally related to headcount reductions in both the Capital Markets and Asset Management segments.

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2018
Severance, benefits and outplacement costs	$3,455	$3,455
Contract termination costs	185	185
Vacated leased office space	130	130
Total pre-tax restructuring costs	$3,770	$3,770

Note 12 Shareholders' Equity

Share Repurchases

Effective September 30, 2017, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2019. During the six months ended June 30, 2018, the Company repurchased 56,714 shares at an average price of $69.43 per share for an aggregate purchase price of $3.9 million related to this authorization. The Company has $146.1 million remaining under this authorization.

Effective August 14, 2015, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2017. During the six months ended June 30, 2017, the Company repurchased 27,530 shares at an average price of $72.63 per share for an aggregate purchase price of $2.0 million related to this authorization.

The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. The Company purchased 242,206 shares and 293,357 shares, or $21.0 million and $21.6 million of the Company's common stock for this purpose during the six months ended June 30, 2018 and 2017, respectively.

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 13. During the six months ended June 30, 2018 and 2017, the Company issued 718,501 shares and 800,044 shares, respectively, related to these obligations.

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

During the six months ended June 30, 2018, the Company declared and paid quarterly cash dividends on its common stock, aggregating $0.75 per share, and an annual special cash dividend on its common stock of $1.62 per share, totaling $36.1 million.

On July 27, 2018, the board of directors declared a cash dividend of $0.375 per share to be paid on September 14, 2018, to shareholders of record as of the close of business on August 24, 2018.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders' proportionate share of the equity in merchant banking funds of $46.5 million and a senior living fund aggregating $5.2 million as of June 30, 2018. As of December 31, 2017, noncontrolling interests included the minority equity holders' proportionate share of the equity in merchant banking funds of $42.7 million and a senior living fund aggregating $5.2 million.

Ownership interests in entities held by parties other than the Company's common shareholders are presented as noncontrolling interests within shareholders' equity, separate from the Company's own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company's common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the six months ended June 30, 2018 and 2017, respectively.

The following table presents the changes in shareholders' equity for the six months ended June 30, 2018:

	Common	Common		Total
	Shares	Shareholders'	Noncontrolling	Shareholders'
(Amounts in thousands, except share amounts)	Outstanding	Equity	Interests	Equity
Balance at December 31, 2017	12,911,149	$693,332	$47,903	$741,235
Net income/(loss)	—	16,829	(1,518)	15,311
Dividends	—	(36,095)	—	(36,095)
Amortization/issuance of restricted stock	—	39,543	—	39,543
Issuance of treasury shares for restricted stock vestings	718,501	—	—	—
Repurchase of common stock through share repurchase program	(56,714)	(3,938)	—	(3,938)
Repurchase of common stock for employee tax withholding	(242,206)	(20,976)	—	(20,976)
Shares reserved/issued for director compensation	3,659	294	—	294
Other comprehensive income	—	132	—	132
Cumulative effect upon adoption of new accounting standard, net of tax (1)	—	(3,597)	—	(3,597)
Fund capital contributions, net	—	—	5,291	5,291
Balance at June 30, 2018	13,334,389	$685,524	$51,676	$737,200

(1)	Cumulative effect adjustment upon adoption of ASU 2014-09, as amended. See Note 2 for further discussion.

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

The following table provides a summary of the Company's outstanding equity awards (in shares or units) as of June 30, 2018:

Incentive Plan
Restricted Stock
Annual grants	662,106
Sign-on grants	189,088
851,194
Inducement Plan
Restricted Stock	254,058

Total restricted stock related to compensation	1,105,252

Simmons Deal Consideration (1)	772,764

Total restricted stock outstanding	1,878,016

Incentive Plan
Restricted Stock Units
Leadership grants	194,251

Incentive Plan
Stock Options	81,667

(1)	The Company issued restricted stock with service conditions as part of deal consideration for the acquisition of Simmons & Company International ("Simmons") on February 26, 2016.

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 8.2 million shares of common stock (0.8 million shares remained available for future issuance under the Incentive Plan as of June 30, 2018). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

Restricted Stock Awards

Restricted stock grants are valued at the market price of the Company's common stock on the date of grant and are amortized over the requisite service period. The Company grants shares of restricted stock to employees as part of year-end compensation ("Annual Grants") and upon initial hiring or as a retention award ("Sign-on Grants").

The Company's Annual Grants are made each year in February. Annual Grants vest ratably over three years in equal installments. The Annual Grants provide for continued vesting after termination of employment, so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreements entered into upon termination. The Company determined the service inception date precedes the grant date for the Annual Grants, and that the post-termination restrictions do not meet the criteria for an in-substance service condition, as defined by FASB Accounting Standards Codification Topic 718, "Compensation — Stock Compensation." Accordingly, restricted stock granted as part of the Annual Grants is expensed in the

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

one-year period in which those awards are deemed to be earned, which is generally the calendar year preceding the February grant date. For example, the Company recognized compensation expense during fiscal 2017 for its February 2018 Annual Grant. If an equity award related to the Annual Grants is forfeited as a result of violating the post-termination restrictions, the lower of the fair value of the award at grant date or the fair value of the award at the date of forfeiture is recorded within the consolidated statements of operations as a reversal of compensation expense.

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

Up to 75 percent of the award can be earned based on the Company achieving certain average adjusted return on equity targets, as defined in the terms of the award agreements. The fair value of this portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The probability that the performance condition will be achieved is reevaluated each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of June 30, 2018, the Company has determined that the performance condition is probable of achieving 50 percent of the 2018 award and 75 percent of the 2017 award.

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

The fair value of this stock option award was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.82%
Dividend yield	3.22%
Expected stock price volatility	37.20%
Expected life of options (in years)	7.0
Fair value of options granted (per share)	$24.49

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

Stock-Based Compensation Activity

The Company recorded stock-based compensation expense of $9.5 million and $12.1 million for the three months ended June 30, 2018 and 2017, respectively, and $18.4 million and $12.3 million for the six months ended June 30, 2018 and 2017, respectively. Forfeitures were $0.4 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively, and $0.4 million and $2.3 million for the six months ended June 30, 2018 and 2017, respectively. The tax benefit related to stock-based compensation expense totaled $1.6 million and $3.7 million for the three months ended June 30, 2018 and 2017, respectively, and $2.9 million for the six months ended June 30, 2018 and 2017, respectively.

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2017	2,225,617	$46.40
Granted	288,541	89.44
Vested	(625,127)	50.66
Canceled	(11,015)	50.82
June 30, 2018	1,878,016	$51.56

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2017	244,772	$27.89
Granted	53,796	92.93
Vested	(86,511)	21.83
Canceled	(17,806)	23.91
June 30, 2018	194,251	$48.97

As of June 30, 2018, there was $14.4 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 1.1 years.

The following table summarizes the changes in the Company's outstanding stock options:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2017	—	$—	0.0	$—
Granted	81,667	99.00
Exercised	—	—
Canceled	—	—
June 30, 2018	81,667	$99.00	9.6	$—

As of June 30, 2018, there was $1.9 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 4.6 years. There were no options exercised during the six months ended June 30, 2018.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Acquisition-related Compensation Arrangements

The Company entered into acquisition-related compensation arrangements with certain employees for retention purposes. Additional cash compensation may be available to certain investment banking employees subject to exceeding an investment banking revenue threshold during the three year Simmons post-acquisition period to the extent they are employed by the Company at the time of payment. Amounts estimated to be payable related to this performance award plan will be recorded as compensation expense on the consolidated statements of operations over the requisite performance period of three years. As of June 30, 2018, the Company had accrued $37.4 million related to this performance award plan. The Company recorded compensation expense of $2.3 million and $1.4 million for the three months ended June 30, 2018 and 2017, respectively, and $6.6 million and $2.7 million for the six months ended June 30, 2018 and 2017, respectively, related to this performance award plan.

Deferred Compensation Plans

The Company maintains various deferred compensation arrangements for employees.

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a percentage of their base salary, commissions and/or cash bonuses. The deferrals vest immediately and are non-forfeitable. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. Investments in the grantor trust, consisting of mutual funds, totaled $32.0 million and $31.5 million as of June 30, 2018 and December 31, 2017, respectively, and are included in investments on the consolidated statements of financial condition. The compensation deferred by the employees is expensed in the period earned. The deferred compensation liability was $32.0 million and $31.6 million as of June 30, 2018 and December 31, 2017, respectively. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations. On August 9, 2017, the Company's board of directors approved the discontinuance of future deferral elections by participants for performance periods beginning after December 31, 2017.

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

Note 14 Earnings Per Share ("EPS")

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

The computation of earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2018	2017	2018		2017
Net income applicable to Piper Jaffray Companies	$6,226	$13,573	$16,829		$33,848
Earnings allocated to participating securities (1)	(704)	(2,051)	(4,634)		(5,436)
Net income applicable to Piper Jaffray Companies' common shareholders (2)	$5,522	$11,522	$12,195		$28,412

Shares for basic and diluted calculations:
Average shares used in basic computation	13,303	12,826	13,200		12,711
Restricted stock units	135	111	211		219
Average shares used in diluted computation	13,438	12,937	13,411	(3)	12,930

Earnings per common share:
Basic	$0.43	$0.89	$0.91		$2.24
Diluted	$0.43	$0.89	$0.91	(3)	$2.21

(1)
Represents the allocation of distributed and undistributed earnings to participating securities. No allocation of undistributed earnings is made for periods in which a loss is incurred, or for periods in which cash dividends exceed net income resulting in an undistributed loss. Distributed earnings (e.g., dividends) are allocated to participating securities. Participating securities include all of the Company's unvested restricted shares. The weighted average participating shares outstanding were 1,906,364 and 2,296,080 for the three months ended June 30, 2018 and 2017, respectively, and 1,997,254 and 2,462,486 for the six months ended June 30, 2018 and 2017, respectively.

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

(3)
Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred, or for periods in which cash dividends exceed net income resulting in an undistributed loss. Common shares of 1,878,016 were excluded from diluted EPS at June 30, 2018, as the Company had an undistributed loss for the period.

The anti-dilutive effects from stock options and restricted stock units were immaterial for the six months ended June 30, 2018 and 2017, respectively.

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

Reportable segment financial results are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017

Capital Markets
Investment banking
Advisory services	$77,214	$92,507	$152,543	$185,389
Financing
Equities	30,038	24,730	67,680	48,112
Debt	16,851	21,971	24,537	38,379
Total investment banking	124,103	139,208	244,760	271,880

Institutional sales and trading
Equities	19,141	20,569	37,147	40,675
Fixed income	18,436	19,221	34,770	42,461
Total institutional sales and trading	37,577	39,790	71,917	83,136

Management and performance fees	1,630	1,497	3,018	3,494

Investment income	1,143	5,307	4,441	15,815

Long-term financing expenses	(1,832)	(2,029)	(3,619)	(4,267)

Net revenues	162,621	183,773	320,517	370,058

Operating expenses (1)	156,381	164,233	305,241	328,293

Segment pre-tax operating income	$6,240	$19,540	$15,276	$41,765

Segment pre-tax operating margin	3.8%	10.6%	4.8%	11.3%

Continued on next page

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017

Asset Management
Management and performance fees
Management fees	$11,110	$13,689	$22,303	$27,699
Performance fees	—	—	8	—
Total management and performance fees	11,110	13,689	22,311	27,699

Investment income/(loss)	(250)	283	(285)	517

Net revenues	10,860	13,972	22,026	28,216

Operating expenses (1)	11,841	13,645	24,005	27,305

Segment pre-tax operating income/(loss)	$(981)	$327	$(1,979)	$911

Segment pre-tax operating margin	(9.0)%	2.3%	(9.0)%	3.2%

Total
Net revenues	$173,481	$197,745	$342,543	$398,274

Operating expenses	168,222	177,878	329,246	355,598

Pre-tax operating income	$5,259	$19,867	$13,297	$42,676

Pre-tax operating margin	3.0%	10.0%	3.9%	10.7%
(1)Operating expenses include intangible asset amortization as set forth in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Capital Markets	$1,215	$2,545	$2,429	$5,089
Asset Management	1,400	1,277	2,801	2,555
Total intangible asset amortization	$2,615	$3,822	$5,230	$7,644

Reportable segment assets are as follows:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Capital Markets	$1,435,481	$1,933,050
Asset Management	79,047	91,633
Total assets	$1,514,528	$2,024,683

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

At June 30, 2018, net capital calculated under the SEC rule was $167.3 million, and exceeded the minimum net capital required under the SEC rule by $166.3 million.

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

Piper Jaffray Ltd., a broker dealer subsidiary registered in the United Kingdom, is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of June 30, 2018, Piper Jaffray Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Jaffray Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At June 30, 2018, Piper Jaffray Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Note 17 Income Taxes

The Company recorded income tax expense of $0.6 million and $4.9 million for the three months ended June 30, 2018 and 2017, respectively. Income tax expense was reduced by a tax benefit of $1.4 million and $1.8 million for the three months ended June 30, 2018 and 2017, respectively, related to stock-based compensation awards vesting at values greater than the grant price.

The Company recorded an income tax benefit of $2.0 million for the six months ended June 30, 2018, and income tax expense of $4.5 million for the six months ended June 30, 2017. Income tax expense was reduced by a tax benefit of $6.4 million and $8.7 million for the six months ended June 30, 2018 and 2017, respectively, related to stock-based compensation awards vesting at values greater than the grant price.

SEC Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118") permitted companies to report a provisional amount in the financial statements if the accounting for income tax effects of the Tax Cuts and Jobs Act was incomplete as of December 31, 2017. This provisional amount would be subject to adjustment during a defined measurement period.  Pursuant to SAB 118, the Company recorded an additional $1.0 million of income tax expense for the six months ended June 30, 2018.

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

Explanation of Non-GAAP Financial Measures

We have included financial measures that are not prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These non-GAAP financial measures include adjustments to exclude (1) revenues and expenses related to noncontrolling interests, (2) amortization of intangible assets related to acquisitions, (3) compensation and non-compensation expenses from acquisition-related agreements, (4) the impact from remeasuring deferred tax assets resulting from changes to the U.S. federal tax code and (5) the impact of the annual special cash dividend paid in the first quarter of 2018 resulting in an undistributed loss on earnings per diluted common share. These adjustments affect the following financial measures: net revenues, compensation expenses, non-compensation expenses, income tax expense/(benefit), net income applicable to Piper Jaffray Companies, earnings per diluted common share, segment net revenues, segment operating expenses, segment pre-tax operating income/(loss) and segment pre-tax operating margin. Management believes that presenting these results and measures on an adjusted basis in conjunction with the corresponding U.S. GAAP measures provides the most meaningful basis for comparison of our operating results across periods, and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with U.S. GAAP.

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

Financial Highlights

	Three Months Ended			Six Months Ended
(Amounts in thousands, except per share data)	June 30,	June 30,	Percent	June 30,	June 30,	Percent
	2018	2017	Inc/(Dec)	2018	2017	Inc/(Dec)
U.S. GAAP
Net revenues	$173,481	$197,745	(12.3)%	$342,543	$398,274	(14.0)%
Compensation and benefits	115,574	134,314	(14.0)	230,744	268,692	(14.1)
Non-compensation expenses	52,648	43,564	20.9	98,502	86,906	13.3
Net income applicable to Piper Jaffray Companies	6,226	13,573	(54.1)	16,829	33,848	(50.3)
Earnings per diluted common share	$0.43	$0.89	(51.7)	$0.91	$2.21	(58.8)

Non-GAAP(1)
Adjusted net revenues	$173,919	$195,778	(11.2)%	$342,062	$392,410	(12.8)%
Adjusted compensation and benefits	108,237	126,223	(14.2)	213,203	252,700	(15.6)
Adjusted non-compensation expenses	48,765	38,992	25.1	90,932	77,458	17.4
Adjusted net income applicable to Piper Jaffray Companies	13,839	21,274	(34.9)	35,161	48,755	(27.9)
Adjusted earnings per diluted common share	$0.92	$1.40	(34.3)	$2.29	$3.18	(28.0)

For the three months ended June 30, 2018

•
Net revenues were down 12.3 percent from the year-ago period as increased equity financing revenues were more than offset by decreased revenues in our other businesses. Market conditions remain strong in equity investment banking and are improving in public finance, while our institutional brokerage and asset management businesses continue to face challenging market conditions.

•	Compensation and benefits expenses decreased 14.0 percent compared with the prior-year period due to lower compensation expenses resulting from decreased revenues.

•
Non-compensation expenses, up 20.9 percent compared to the year-ago period, include $3.8 million of restructuring charges in the second quarter of 2018 resulting from actions to reduce costs in our brokerage and asset management businesses given the challenging market conditions. This expense, which primarily relates to headcount reductions, is included in both our U.S. GAAP and non-GAAP results. Also, non-compensation expenses include $6.2 million of deal-related expenses in the current quarter. This reflects new accounting guidance effective in 2018 which requires investment banking client reimbursed deal expenses to be presented on a gross basis on the consolidated statements of operations, rather than the previous presentation of netting deal expenses within revenues. Excluding the restructuring costs and deal-related expenses, non-compensation expenses were $42.7 million, down 2.0 percent compared to the second quarter of 2017. See further discussion on the accounting change related to deal expenses within the "Results of Operations" section below.

•
Earnings of $0.43 per diluted common share in the second quarter of 2018 were reduced by higher non-compensation expenses, and aided by a $1.4 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. The tax benefit increased earnings per diluted common share by $0.11 in the current quarter. In the year-ago period, we recorded a tax benefit of $1.8 million for equity award vestings, which increased earnings per diluted common share by $0.12.

For the six months ended June 30, 2018

•
Net revenues were down 14.0 percent from the year-ago period as increased equity financing revenues were more than offset by decreased revenues in our other businesses. We also recorded lower investment income.

•	Compensation and benefits expenses decreased 14.1 percent compared with the prior-year period due to lower compensation expenses resulting from decreased revenues.

•
Non-compensation expenses, up 13.3 percent compared to the year-ago period, include $11.2 million of client reimbursed deal-related expenses in the first half of 2018 stemming from a change in accounting presentation, as discussed above. Excluding these deal-related expenses and the $3.8 million of restructuring costs, non-compensation expenses were $83.5 million, down 3.9 percent compared to the first half of 2017.

•
For the six months ended June 30, 2018 and 2017, we recorded a tax benefit of $6.4 million and $8.7 million, respectively, related to stock-based compensation awards vesting at values greater than the grant price. The tax benefit increased earnings per diluted common share by $0.49 and $0.57 in the first half of 2018 and 2017, respectively.

(1)	Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2018	2017	2018	2017
Net revenues:
Net revenues – U.S. GAAP basis	$173,481	$197,745	$342,543	$398,274
Adjustments:
Revenue related to noncontrolling interests	438	(1,967)	(481)	(5,864)
Adjusted net revenues	$173,919	$195,778	$342,062	$392,410

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$115,574	$134,314	$230,744	$268,692
Adjustments:
Compensation from acquisition-related agreements	(7,337)	(8,091)	(17,541)	(15,992)
Adjusted compensation and benefits	$108,237	$126,223	$213,203	$252,700

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$52,648	$43,564	$98,502	$86,906
Adjustments:
Non-compensation expenses related to noncontrolling interests	(1,096)	(579)	(1,999)	(1,547)
Amortization of intangible assets related to acquisitions	(2,615)	(3,822)	(5,230)	(7,644)
Non-compensation expenses from acquisition-related agreements	(172)	(171)	(341)	(257)
Adjusted non-compensation expenses	$48,765	$38,992	$90,932	$77,458

Net income applicable to Piper Jaffray Companies:
Net income applicable to Piper Jaffray Companies – U.S. GAAP basis	$6,226	$13,573	$16,829	$33,848
Adjustments:
Compensation from acquisition-related agreements	5,517	5,248	13,190	10,054
Amortization of intangible assets related to acquisitions	1,967	2,348	3,934	4,695
Non-compensation expenses from acquisition-related agreements	129	105	256	158
Impact of the Tax Cuts and Jobs Act legislation	—	—	952	—
Adjusted net income applicable to Piper Jaffray Companies	$13,839	$21,274	$35,161	$48,755

Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$0.43	$0.89	$0.91	$2.21
Adjustment for undistributed loss allocated to participating shares (2)	—	—	0.19	—
	0.43	0.89	1.10	2.21
Adjustments:
Compensation from acquisition-related agreements	0.35	0.34	0.85	0.65
Amortization of intangible assets related to acquisitions	0.13	0.15	0.26	0.30
Non-compensation expenses from acquisition-related agreements	0.01	0.01	0.02	0.01
Impact of the Tax Cuts and Jobs Act legislation	—	—	0.06	—
Adjusted earnings per diluted common share	$0.92	$1.40	$2.29	$3.18

(2)
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

External Factors Impacting Our Business

Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Overall market conditions are a product of many factors, which are beyond our control, often unpredictable and at times inherently volatile. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the demand for investment banking services as reflected by the number and size of advisory transactions and equity and debt financings, the relative level of volatility of the equity and fixed income markets, changes in interest rates and credit spreads (especially rapid and extreme changes), overall market liquidity, the level and shape of various yield curves, the volume and value of trading in securities (although becoming less so for equity securities due to the unbundling of research services from trade execution), overall equity valuations, and the demand for active asset management services.

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

Outlook for the remainder of 2018

We expect the U.S. economy to continue to grow at a moderate pace for the remainder of 2018. Stimulus measures, including both tax cuts and increased fiscal spending, as well as actions to reduce regulatory costs on businesses, should be supportive to growth in the U.S. Risks to this outlook include geopolitical risks or international economic instability, including a tumultuous trade policy environment, which may pose consequences for the global economy and inject periods of heightened volatility into the U.S. equity and debt markets, as experienced in the first half of 2018.

U.S. monetary policy will continue to impact the economy and financial markets in the second half of 2018. The U.S. Federal Reserve increased short-term interest rates twice in the first half of 2018 on the basis of a more optimistic view of economic growth and higher inflation expectations. Long-term interest rates, however, have not moved in step with increases in short-term interest rates resulting in a flattening of the yield curve. We anticipate that the U.S. Federal Reserve will continue to pursue a gradual and steady path to rate normalization, although this path could be slightly steeper if the pace of inflation accelerates.

We expect conditions in the equity markets to remain constructive for our advisory and equity financing businesses, absent a major market disruption or periods of sustained market volatility. We believe our advisory services business will improve meaningfully in the second half of 2018 from the first half based on our current pipeline of deals, the strength of our market position, and the durability and diversity in our practice. Advisory services revenues for any given quarter are impacted by the timing and size of the deals closing, which can result in fluctuations in revenues period over period. An active equity underwriting market, along with the strength and breadth of our platform, will continue to favorably benefit our equity financing business in the second half of 2018.

We expect that secular challenges to our equity brokerage business will persist for the remainder of 2018. The European Union's MiFID II regulations governing how market participants pay for execution and research services went into effect on January 1, 2018. Although a European regulation, it indirectly impacts the U.S. equity markets as many global asset managers have adopted a consistent MiFID II compliant regime across all geographies. Increasingly, market participants are executing trades through low-touch execution providers and paying separately for research services. As a result, we believe that our revenues are becoming less correlated to market trading volumes. The equity brokerage fee pool has been shrinking for several years and the increased transparency of unbundling research from trading execution will likely exacerbate this trend.

We expect the low interest rate environment and a flattened to possibly inverted yield curve to persist for the remainder of 2018. This would continue to subdue customer flow activity and depress trading spreads for our fixed income institutional brokerage business. While higher interest rates across the yield curve would be favorable to this business, the move to higher rates could adversely impact our public finance business in the short-term as economic growth has not yet spurred a ramp in new money issuance volumes. Irrespective of the interest rate levels, we believe that municipal debt underwriting activity will be down meaningfully in 2018 compared to 2017 as some issuances were accelerated to the end of 2017 due to changes from the tax reform legislation, and also due to a lower level of refunding activity. Despite a slow start to 2018, municipal new issuance volumes began to rebound in the second quarter to be more in line with historical levels, and we expect a stronger market in the second half of 2018.

Asset management revenues will continue to be affected by valuations and investment performance, as well as broad market trends. We further expect that active asset managers, ourselves included, will remain under pressure to create alpha for their clients and to maintain or grow AUM.

Results of Operations

Financial Summary for the three months ended June 30, 2018 and June 30, 2017

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	June 30,			June 30,
			2018
(Dollars in thousands)	2018	2017	v2017	2018	2017
Revenues:
Investment banking	$123,904	$138,528	(10.6)%	71.4%	70.1%
Institutional brokerage	33,032	37,074	(10.9)	19.0	18.7
Asset management	12,740	15,186	(16.1)	7.3	7.7
Interest	8,178	7,766	5.3	4.7	3.9
Investment income	726	5,453	(86.7)	0.4	2.8
Total revenues	178,580	204,007	(12.5)	102.9	103.2

Interest expense	5,099	6,262	(18.6)	2.9	3.2

Net revenues	173,481	197,745	(12.3)	100.0	100.0

Non-interest expenses:
Compensation and benefits	115,574	134,314	(14.0)	66.6	67.9
Outside services	10,564	9,789	7.9	6.1	5.0
Occupancy and equipment	8,931	8,257	8.2	5.1	4.2
Communications	7,925	7,273	9.0	4.6	3.7
Marketing and business development	7,685	8,282	(7.2)	4.4	4.2
Deal-related expenses	6,166	—	N/M	3.6	—
Trade execution and clearance	2,028	1,928	5.2	1.2	1.0
Restructuring costs	3,770	—	N/M	2.2	—
Intangible asset amortization	2,615	3,822	(31.6)	1.5	1.9
Back office conversion costs	—	868	N/M	—	0.4
Other operating expenses	2,964	3,345	(11.4)	1.7	1.7
Total non-interest expenses	168,222	177,878	(5.4)	97.0	90.0

Income before income tax expense	5,259	19,867	(73.5)	3.0	10.0

Income tax expense	567	4,906	(88.4)	0.3	2.5

Net income	4,692	14,961	(68.6)	2.7	7.6

Net income/(loss) applicable to noncontrolling interests	(1,534)	1,388	N/M	(0.9)	0.7

Net income applicable to Piper Jaffray Companies	$6,226	$13,573	(54.1)%	3.6%	6.9%
N/M – Not meaningful

For the three months ended June 30, 2018, we recorded net income applicable to Piper Jaffray Companies of $6.2 million. Net revenues for the three months ended June 30, 2018 were $173.5 million, a 12.3 percent decrease compared to $197.7 million in the year-ago period. In the second quarter of 2018, investment banking revenues were $123.9 million, down 10.6 percent compared with $138.5 million in the prior-year period, as lower advisory services and debt financing revenues were partially offset by higher equity financing revenues. For the three months ended June 30, 2018, institutional brokerage revenues decreased 10.9 percent to

$33.0 million, compared with $37.1 million in the second quarter of 2017, due to lower fixed income and equity institutional brokerage revenues. In the second quarter of 2018, asset management fees of $12.7 million were down 16.1 percent compared with $15.2 million in the second quarter of 2017 due to lower management fees from both our master limited partnership ("MLP") and equity product offerings. For the three months ended June 30, 2018, net interest income was $3.1 million, up from $1.5 million in the prior-year period. The increase was attributable to lower costs of financing given our level of capital, as well as lower long-term financing expenses. We repaid $50 million of Class A senior notes upon maturity on May 31, 2017. We recorded investment income of $0.7 million in the first quarter of 2018, compared with $5.5 million in the prior-year period. Non-interest expenses were $168.2 million for the three months ended June 30, 2018, down 5.4 percent compared to $177.9 million in the prior-year period as lower compensation expenses from decreased revenues were partially offset by higher non-compensation expenses. Non-compensation expenses include $3.8 million of incremental restructuring costs, as well as $6.2 million of deal-related expenses. New accounting guidance, effective in 2018, requires the gross presentation of client reimbursed deal expenses.

New Revenue Recognition Guidance

As discussed in Note 2 to our unaudited consolidated financial statements, we adopted new revenue recognition guidance effective as of January 1, 2018. The previous broker dealer industry treatment of netting deal expenses with investment banking revenues was superseded under the new guidance. As a result of adopting the new guidance, we now present investment banking revenues gross of related client reimbursed deal expenses and deal-related expenses as non-interest expenses on the consolidated statements of operations, rather than the previous presentation of netting deal expenses incurred for completed investment banking deals within revenues. This change did not impact net income, however the financial measures for the three months ended June 30, 2018 were impacted as follows:

•	Higher net revenues,

•	Decreased compensation ratio,

•	Higher non-compensation expenses,

•	Higher non-compensation ratio, and

•	Lower pre-tax operating margin.

Deal-related expenses are deferred until completion of an investment banking transaction and are now reported separately on the consolidated statements of operations. For the three months ended June 30, 2018, we reported higher investment banking revenues and higher non-compensation expenses of $6.2 million, respectively, as a result of this change.

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

For the three months ended June 30, 2018, compensation and benefits expenses decreased to $115.6 million, compared with $134.3 million in the corresponding period of 2017, due to lower net revenues. Compensation and benefits expenses as a percentage of net revenues was 66.6 percent in the second quarter of 2018, compared with 67.9 percent in the second quarter of 2017. The decreased compensation ratio reflects the impact of presenting investment banking revenues gross of related client reimbursed deal expenses, as required by new accounting guidance. This change resulted in a 250 bps decrease to the compensation ratio in the current quarter.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses increased 7.9 percent to $10.6 million in the second quarter of 2018, compared with $9.8 million in the corresponding period of 2017, due to an increase in professional fees partially offset by a reduction in securities processing costs as there are services we no longer use following our migration to a fully disclosed clearing model in the third quarter of 2017.

Occupancy and Equipment – For the three months ended June 30, 2018, occupancy and equipment expenses increased slightly to $8.9 million, compared with $8.3 million for the three months ended June 30, 2017.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the three months ended June 30, 2018, communication expenses increased 9.0 percent to $7.9 million, compared with $7.3 million for the three months ended June 30, 2017. The increase was primarily due to higher market data services.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. For the three months ended June 30, 2018, marketing and business development expenses decreased to $7.7 million, compared with $8.3 million in the corresponding period of 2017. The decline was attributable to lower marketing and travel expenses.

Deal-Related Expenses – Deal-related expenses include costs we incurred over the course of a completed investment banking deal, which primarily consist of offering expenses, travel and entertainment costs and market data services. For the three months ended June 30, 2018, deal-related expenses were $6.2 million. Effective January 1, 2018, new revenue recognition guidance required us to present deal expenses on a gross basis under non-interest expenses on the consolidated statements of operations, rather than netting deal expenses incurred for completed investment banking deals within revenues. The amount of deal-related expenses for the year will principally be dependent on the level of deal activity and may vary from quarter to quarter as the recognition of deal-related costs typically coincides with the closing of a transaction. Based upon prior years' experience, we would expect approximately $20.0 million to $25.0 million of annual deal-related expenses.

Trade Execution and Clearance – For the three months ended June 30, 2018, trade execution and clearance expenses were $2.0 million, flat compared with the corresponding period of 2017.

Restructuring Costs – For the three months ended June 30, 2018, we incurred restructuring costs of $3.8 million related to our brokerage and asset management businesses. Restructuring costs include $3.5 million of severance benefits, $0.1 million for vacated leased office space, and $0.2 million for contract termination fees. We do not anticipate incurring additional restructuring costs in 2018.

Intangible Asset Amortization – Intangible asset amortization includes the amortization of definite-lived intangible assets consisting of customer relationships and the Simmons & Company International ("Simmons") trade name. For the three months ended June 30, 2018, intangible asset amortization was $2.6 million, compared with $3.8 million in the corresponding period of 2017.

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

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses decreased 11.4 percent to $3.0 million in the second quarter of 2018, compared with $3.3 million in the second quarter of 2017. The decrease was primarily due to lower expense related to our charitable giving program driven by our lower profitability.

Income Taxes – The Tax Cuts and Jobs Act reduced the corporate federal tax rate from 35 percent to 21 percent effective January 1, 2018.

For the three months ended June 30, 2018, income tax expense was $0.6 million. In the second quarter of 2018, we recorded a $1.4 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of this benefit, our effective tax rate was 29.0 percent.

For the three months ended June 30, 2017, income tax expense was $4.9 million. In the second quarter of 2017, we recorded a $1.8 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of this benefit, our effective tax rate was 36.3 percent.

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

Capital Markets

The following table sets forth the Capital Markets adjusted segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Three Months Ended June 30,
	2018				2017
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$77,214	$—	$—	$77,214	$92,507	$—	$—	$92,507
Financing
Equities	30,038	—	—	30,038	24,730	—	—	24,730
Debt	16,851	—	—	16,851	21,971	—	—	21,971
Total investment banking	124,103	—	—	124,103	139,208	—	—	139,208

Institutional sales and trading
Equities	19,141	—	—	19,141	20,569	—	—	20,569
Fixed income	18,436	—	—	18,436	19,221	—	—	19,221
Total institutional sales and trading	37,577	—	—	37,577	39,790	—	—	39,790

Management and performance fees	1,630	—	—	1,630	1,497	—	—	1,497

Investment income	1,581	(438)	—	1,143	3,340	1,967	—	5,307

Long-term financing expenses	(1,832)	—	—	(1,832)	(2,029)	—	—	(2,029)

Net revenues	163,059	(438)	—	162,621	181,806	1,967	—	183,773

Operating expenses	146,561	1,096	8,724	156,381	152,847	579	10,807	164,233

Segment pre-tax operating income	$16,498	$(1,534)	$(8,724)	$6,240	$28,959	$1,388	$(10,807)	$19,540

Segment pre-tax operating margin	10.1%			3.8%	15.9%			10.6%

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
Other adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Three Months Ended June 30,
(Dollars in thousands)	2018	2017
Compensation from acquisition-related agreements	$7,337	$8,091
Amortization of intangible assets related to acquisitions	1,215	2,545
Non-compensation expenses from acquisition-related agreements	172	171
	$8,724	$10,807

Capital Markets net revenues on a U.S. GAAP basis were $162.6 million for the three months ended June 30, 2018, compared with $183.8 million in the prior-year period. For the three months ended June 30, 2018, adjusted net revenues were $163.1 million, compared with $181.8 million in the second quarter of 2017. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis.

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

In the second quarter of 2018, investment banking revenues decreased 10.9 percent to $124.1 million, compared with $139.2 million in the corresponding period of the prior year. For the three months ended June 30, 2018, advisory services revenues were $77.2 million, down 16.5 percent compared to $92.5 million in the second quarter of 2017, due to fewer completed transactions. This decline is consistent with the market where the number of completed transactions was also down. Our advisory services revenues can be impacted by timing and the number and size of deals closing, which results in fluctuations in revenues from period to period. We completed 37 transactions with an aggregate enterprise value of $5.0 billion in the second quarter of 2018, compared with 46 transactions with an aggregate enterprise value of $8.1 billion in the second quarter of 2017. For the three months ended June 30, 2018, equity financing revenues were $30.0 million, up 21.5 percent compared with $24.7 million in the second quarter of 2017, reflecting strong relative performance and market share gains. We outperformed our sub-$2 billion target market where the overall fee pool was up approximately 7 percent compared to the prior-year period. Also, the number of deals in which we were book runner increased approximately 25 percent compared to the second quarter of 2017. During the second quarter of 2018, we completed 26 equity financings, raising $5.5 billion for our clients, compared with 17 equity financings, raising $3.9 billion for our clients in the comparable year-ago period. Debt financing revenues for the three months ended June 30, 2018 were $16.9 million, down 23.3 percent compared with $22.0 million in the year-ago period, driven by a decline in municipal market issuance volumes from robust 2017 levels. During the second quarter of 2018, we completed 114 negotiated municipal issues with a total par value of $2.3 billion, compared with 140 negotiated municipal issues with a total par value of $3.5 billion during the prior-year period.

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

For the three months ended June 30, 2018, institutional brokerage revenues were $37.6 million, a decrease of 5.6 percent compared with $39.8 million in the prior-year period, due to lower equity and fixed income institutional brokerage revenues. Equity institutional brokerage revenues were $19.1 million in the second quarter of 2018, down 6.9 percent compared with $20.6 million in the corresponding period of 2017, due to changes in how equity market participants pay for equity research and trade execution services. The European Union's MiFID II regulations governing how market participants pay for execution and research services went into effect on January 1, 2018. Although a European regulation, this indirectly impacts the U.S. equity markets as many global asset managers adopt a consistent MiFID II compliant regime across all geographies. Increasingly, market participants are executing trades through low-touch execution providers and paying separately for research services. As a result, we believe that our revenues are becoming less correlated to market trading volumes. For the three months ended June 30, 2018, fixed income institutional brokerage revenues were $18.4 million, down 4.1 percent compared with $19.2 million in the prior-year period, due to light customer flow activity. Market conditions remain challenging as low interest rates and a flattening yield curve depress volumes and trading spreads.

Management and performance fees include the fees generated from our merchant banking, energy and senior living funds with outside investors. For the three months ended June 30, 2018, management and performance fees were $1.6 million, compared with $1.5 million in the prior-year period.

Investment income includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our merchant banking, energy and senior living funds. For the three months ended June 30, 2018, investment income was $1.1 million, compared to $5.3 million in the corresponding period of 2017. We recorded lower gains on our investments in the current period.

Long-term financing expenses primarily represent interest paid on our senior notes. For the three months ended June 30, 2018, long-term financing expenses decreased to $1.8 million, from $2.0 million in the prior-year period. We repaid $50 million of Class A senior notes upon maturity on May 31, 2017.

Capital Markets segment pre-tax operating margin for the three months ended June 30, 2018 was 3.8 percent, compared with 10.6 percent for the corresponding period of 2017. Adjusted segment pre-tax operating margin for the three months ended June 30, 2018 was 10.1 percent, compared with 15.9 percent for the corresponding period of 2017. In the current quarter, segment pre-tax operating margin for both U.S. GAAP and adjusted results was negatively impacted by restructuring costs and lower net revenues.

Asset Management

The following table sets forth the Asset Management segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Three Months Ended June 30,
	2018				2017
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
MLP	$6,343	$—	$—	$6,343	$7,168	$—	$—	$7,168
Equity	4,767	—	—	4,767	6,521	—	—	6,521
Total management fees	11,110	—	—	11,110	13,689	—	—	13,689

Performance fees
MLP	—	—	—	—	—	—	—	—
Equity	—	—	—	—	—	—	—	—
Total performance fees	—	—	—	—	—	—	—	—

Total management and performance fees	11,110	—	—	11,110	13,689	—	—	13,689

Investment income/(loss)	(250)	—	—	(250)	283	—	—	283

Total net revenues	10,860	—	—	10,860	13,972	—	—	13,972

Operating expenses	10,441	—	1,400	11,841	12,368	—	1,277	13,645

Segment pre-tax operating income/(loss)	$419	$—	$(1,400)	$(981)	$1,604	$—	$(1,277)	$327

Segment pre-tax operating margin	3.9%			(9.0)%	11.5%			2.3%

(1)	Other Adjustments – Consists of amortization of acquisition-related intangible assets of $1.4 million and $1.3 million for the three months ended June 30, 2018 and 2017, respectively.

Management and performance fee revenues comprise the revenues generated from management and investment advisory services performed for separately managed accounts, registered funds and partnerships. Client asset inflows and outflows and investment performance have a direct effect on management and performance fee revenues. Management fees are generally based on the level of assets under management ("AUM") measured monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations or net client asset flows, will result in a corresponding increase or decrease in management fees. Fees vary with the type of assets managed and the vehicle in which they are managed. Performance fees are earned when the investment return on AUM exceeds certain benchmark targets or other performance targets over a specified measurement period. These performance fees are typically annual performance hurdles and recognized in the fourth quarter of the applicable year, or upon withdrawal of client assets. The level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in total AUM. At June 30, 2018, approximately five percent of our AUM was eligible to earn performance fees.

For the three months ended June 30, 2018, management fees were $11.1 million, a decrease of 18.8 percent, compared with $13.7 million in the prior-year period, due to lower management fees from both our MLP and equity product offerings. Management fees from our MLP strategies decreased 11.5 percent in the second quarter of 2018 to $6.3 million, compared with $7.2 million in the second quarter of 2017, due to lower average AUM. In the second quarter of 2018, management fees related to our equity strategies were $4.8 million, down 26.9 percent compared to $6.5 million in the corresponding period of 2017. The decrease was due to lower average AUM from net client outflows in 2017, as well as a lower average effective revenue yield. The average effective revenue yield (total annualized management fees as a percentage of our average month-end AUM) for our equity strategies was 55 basis points for the second quarter of 2018, compared with 62 basis points for the prior-year period.

Investment income/(loss) includes gains and losses from our investments in registered funds and private funds or partnerships that we manage. For the three months ended June 30, 2018, we recorded an investment loss of $0.3 million, compared with income of $0.3 million for the prior-year period.

Segment pre-tax operating margin for the three months ended June 30, 2018 was a negative 9.0 percent due to declining profitability in the business. Adjusted segment pre-tax operating margin declined from 11.5 percent in the second quarter of 2017 to 3.9 percent in the second quarter of 2018.

The following table summarizes the changes in our AUM for the periods presented:

			Twelve
	Three Months Ended		Months Ended
	June 30,		June 30,
(Dollars in millions)	2018	2017	2018
MLP
Beginning of period	$3,399	$4,681	$4,304
Net inflows/(outflows)	251	(9)	(137)
Net market appreciation/(depreciation)	366	(368)	(151)
End of period	$4,016	$4,304	$4,016

Equity
Beginning of period	$3,478	$4,081	$4,276
Net inflows/(outflows)	(48)	173	(1,128)
Net market appreciation	37	22	319
End of period	$3,467	$4,276	$3,467

Total
Beginning of period	$6,877	$8,762	$8,580
Net inflows/(outflows)	203	164	(1,265)
Net market appreciation/(depreciation)	403	(346)	168
End of period	$7,483	$8,580	$7,483

Financial Summary for the six months ended June 30, 2018 and June 30, 2017

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Six Months Ended			Six Months Ended
	June 30,			June 30,
			2018
(Dollars in thousands)	2018	2017	v2017	2018	2017
Revenues:
Investment banking	$244,745	$270,778	(9.6)%	71.4%	68.0%
Institutional brokerage	60,677	76,210	(20.4)	17.7	19.1
Asset management	25,329	31,193	(18.8)	7.4	7.8
Interest	18,591	15,485	20.1	5.4	3.9
Investment income	3,638	15,828	(77.0)	1.1	4.0
Total revenues	352,980	409,494	(13.8)	103.0	102.8

Interest expense	10,437	11,220	(7.0)	3.0	2.8

Net revenues	342,543	398,274	(14.0)	100.0	100.0

Non-interest expenses:
Compensation and benefits	230,744	268,692	(14.1)	67.4	67.5
Outside services	19,503	20,117	(3.1)	5.7	5.1
Occupancy and equipment	17,509	16,719	4.7	5.1	4.2
Communications	16,551	14,889	11.2	4.8	3.7
Marketing and business development	14,984	15,829	(5.3)	4.4	4.0
Deal-related expenses	11,217	—	N/M	3.3	—
Trade execution and clearance	4,191	3,739	12.1	1.2	0.9
Restructuring costs	3,770	—	N/M	1.1	—
Intangible asset amortization	5,230	7,644	(31.6)	1.5	1.9
Back office conversion costs	—	1,734	N/M	—	0.4
Other operating expenses	5,547	6,235	(11.0)	1.6	1.6
Total non-interest expenses	329,246	355,598	(7.4)	96.1	89.3

Income before income tax expense/(benefit)	13,297	42,676	(68.8)	3.9	10.7

Income tax expense/(benefit)	(2,014)	4,511	N/M	(0.6)	1.1

Net income	15,311	38,165	(59.9)	4.5	9.6

Net income/(loss) applicable to noncontrolling interests	(1,518)	4,317	N/M	(0.4)	1.1

Net income applicable to Piper Jaffray Companies	$16,829	$33,848	(50.3)%	4.9%	8.5%
N/M – Not meaningful

Except as discussed below, the description of non-interest expenses and net revenues as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.

For the six months ended June 30, 2018, we recorded net income applicable to Piper Jaffray Companies of $16.8 million. Net revenues for the six months ended June 30, 2018 were $342.5 million, compared to $398.3 million in the year-ago period. In the first half of 2018, investment banking revenues were $244.7 million, down 9.6 percent compared with $270.8 million in the prior-year period as higher equity financing revenues were more than offset by lower advisory services and debt financing revenues. For the six months ended June 30, 2018, institutional brokerage revenues decreased 20.4 percent to $60.7 million, compared with $76.2 million in the first half of 2017, due to lower fixed income and equity institutional brokerage revenues. In the first half of 2018, asset management fees were $25.3 million, down 18.8 percent compared with $31.2 million in the first half of 2017, due to lower management fees from our MLP and equity product offerings. In the first six months of 2018, net interest income increased to $8.2 million, compared with $4.3 million in the prior-year period. The increase was driven by higher interest income earned during the first quarter of 2018 on municipal securities as a result of higher average inventory balances. Also, long-term financing expenses were lower compared to the first half of 2017 as we repaid $50 million of Class A senior notes upon maturity on May 31, 2017. For the six months ended June 30, 2018, investment income was $3.6 million, compared with $15.8 million in the prior-year period. Non-interest expenses were $329.2 million for the six months ended June 30, 2018, down 7.4 percent compared with $355.6 million in the year-ago period. Lower compensation expenses from decreased revenues were partially offset by higher non-compensation expenses due to restructuring costs and deal-related expenses. Beginning in 2018, new accounting guidance requires the gross presentation of client reimbursed deal expenses.

Consolidated Non-Interest Expenses

Outside Services – Outside services expenses decreased slightly to $19.5 million in the first half of 2018, compared with $20.1 million in the corresponding period of 2017. Excluding the portion of expenses from non-controlled equity interests in our consolidated alternative asset management funds, outside services expenses were flat, as higher professional fees were offset by a reduction in securities processing costs as there are services we no longer use following our migration to a fully disclosed clearing model in the third quarter of 2017.

Income Taxes – The Tax Cuts and Jobs Act reduced the corporate federal tax rate from 35 percent to 21 percent effective January 1, 2018. SEC Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118") permitted companies to report a provisional amount in the financial statements if the accounting for income tax effects of the Tax Cuts and Jobs Act was incomplete as of December 31, 2017. This provisional amount would be subject to adjustment during a defined measurement period.

For the six months ended June 30, 2018, our benefit from income taxes was $2.0 million. In the first half of 2018, we recorded a $6.4 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. Additionally, pursuant to SAB 118, we recorded an additional $1.0 million of income tax expense for the six months ended June 30, 2018. Excluding the impact of these items, our effective tax rate was 23.4 percent for the six months ended June 30, 2018.
For the six months ended June 30, 2017, our provision for income taxes was $4.5 million. In the first half of 2017, we recorded a $8.7 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of this benefit, our effective tax rate was 34.6 percent.

Segment Performance

Capital Markets

The following table sets forth the Capital Markets adjusted segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Six Months Ended June 30,
	2018				2017
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$152,543	$—	$—	$152,543	$185,389	$—	$—	$185,389
Financing
Equities	67,680	—	—	67,680	48,112	—	—	48,112
Debt	24,537	—	—	24,537	38,379	—	—	38,379
Total investment banking	244,760	—	—	244,760	271,880	—	—	271,880

Institutional sales and trading
Equities	37,147	—	—	37,147	40,675	—	—	40,675
Fixed income	34,770	—	—	34,770	42,461	—	—	42,461
Total institutional sales and trading	71,917	—	—	71,917	83,136	—	—	83,136

Management and performance fees	3,018	—	—	3,018	3,494	—	—	3,494

Investment income	3,960	481	—	4,441	9,951	5,864	—	15,815

Long-term financing expenses	(3,619)	—	—	(3,619)	(4,267)	—	—	(4,267)

Net revenues	320,036	481	—	320,517	364,194	5,864	—	370,058

Operating expenses	282,931	1,999	20,311	305,241	305,408	1,547	21,338	328,293

Segment pre-tax operating income	$37,105	$(1,518)	$(20,311)	$15,276	$58,786	$4,317	$(21,338)	$41,765

Segment pre-tax operating margin	11.6%			4.8%	16.1%			11.3%

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
Other adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Compensation from acquisition-related agreements	$17,541	$15,992
Amortization of intangible assets related to acquisitions	2,429	5,089
Non-compensation expenses from acquisition-related agreements	341	257
	$20,311	$21,338

Capital Markets net revenues on a U.S. GAAP basis were $320.5 million for the six months ended June 30, 2018, compared with $370.1 million in the prior-year period. In the first half of 2018, Capital Markets adjusted net revenues were $320.0 million, compared with $364.2 million in the first half of 2017. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis.

In the first half of 2018, investment banking revenues decreased 10.0 percent to $244.8 million, compared with $271.9 million in the corresponding period of the prior year. For the six months ended June 30, 2018, advisory services revenues decreased 17.7 percent to $152.5 million, compared with $185.4 million in the first half of 2017. The decrease was driven by lower revenue per transaction as our number of completed deals was consistent year-over-year. We completed 73 transactions with an aggregate enterprise value of $10.2 billion in the first half of 2018, compared with 75 transactions with an aggregate enterprise value of $16.5 billion in the first half of 2017. For the six months ended June 30, 2018, equity financing revenues were $67.7 million, up 40.7 percent compared with $48.1 million in the prior-year period, due to more completed transactions and higher revenue per transaction. The number of deals in which we were book runner increased approximately 19 percent compared to the first half of 2017. During the first half of 2018, we completed 51 equity financings, raising $10.0 billion for our clients, compared with 44 equity financings, raising $10.1 billion for our clients in the year-ago period. Debt financing revenues for the six months ended June 30, 2018 were $24.5 million, down 36.1 percent compared with $38.4 million in the year-ago period, due to lower public finance revenues as municipal market issuance volume has declined significantly compared to the prior-year period. The first quarter of 2018 experienced a significant decline in issuance volume due to record issuance volume in the fourth quarter of 2017 as issuers accelerated financings before the implementation of federal tax law changes in 2018. Municipal issuance volume began to rebound in the second quarter of 2018 with approximately $70 billion of negotiated municipal issues, which is more in line with historical levels. During the first half of 2018, we completed 172 negotiated municipal issues with a total par value of $3.7 billion, compared with 269 negotiated municipal issues with a total par value of $6.9 billion during the prior-year period.

For the six months ended June 30, 2018, institutional brokerage revenues decreased 13.5 percent to $71.9 million, compared with $83.1 million in the prior-year period, due to lower equity and fixed income institutional brokerage revenues. Equity institutional brokerage revenues decreased 8.7 percent to $37.1 million in the first half of 2018, compared with $40.7 million in the corresponding period of 2017, due to changes in how equity market participants pay for equity research and trade execution services. Our revenues are becoming less correlated to market trading volumes as global market participants are shifting trade execution to low-touch providers and paying for research services separately, a result of the MiFID II regulation. For the six months ended June 30, 2018, fixed income institutional brokerage revenues were $34.8 million, down 18.1 percent compared with $42.5 million in the prior-year period, due to lower trading gains and a decline in customer flow activity. Industry returns for municipal bonds in the first quarter of 2018 were the worst in nearly a decade, resulting in a decline in the value of municipal securities. Also, customer demand was muted due to the impact of tax reform on the municipal asset class. These unfavorable market conditions were exacerbated by low interest rates and a flattened yield curve, conditions which continued into the second quarter of 2018.

For the six months ended June 30, 2018, management and performance fees were $3.0 million, compared with $3.5 million in the prior-year period.

For the six months ended June 30, 2018, investment income was $4.4 million, compared to $15.8 million in the corresponding period of 2017. In the first half of 2017, we recored higher gains on our investments. Excluding the impact of noncontrolling interests, adjusted investment income was $4.0 million and $10.0 million for the six months ended June 30, 2018 and 2017, respectively.

For the six months ended June 30, 2018, long-term financing expenses decreased to $3.6 million, compared with $4.3 million in the prior-year period. We repaid $50 million of Class A senior notes upon maturity on May 31, 2017.

Capital Markets segment pre-tax operating margin for the six months ended June 30, 2018 was 4.8 percent, compared with 11.3 percent for the corresponding period of 2017. The decreased pre-tax operating margin was attributable to lower revenues, as well as incremental restructuring costs. Adjusted segment pre-tax operating margin for the six months ended June 30, 2018 was 11.6 percent, compared with 16.1 percent for the corresponding period of 2017.

Asset Management

The following table sets forth the Asset Management segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Six Months Ended June 30,
	2018				2017
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
MLP	$12,647	$—	$—	$12,647	$14,517	$—	$—	$14,517
Equity	9,656	—	—	9,656	13,182	—	—	13,182
Total management fees	22,303	—	—	22,303	27,699	—	—	27,699

Performance fees
MLP	—	—	—	—	—	—	—	—
Equity	8	—	—	8	—	—	—	—
Total performance fees	8	—	—	8	—	—	—	—

Total management and performance fees	22,311	—	—	22,311	27,699	—	—	27,699

Investment income/(loss)	(285)	—	—	(285)	517	—	—	517

Total net revenues	22,026	—	—	22,026	28,216	—	—	28,216

Operating expenses	21,204	—	2,801	24,005	24,750	—	2,555	27,305

Segment pre-tax operating income/(loss)	$822	$—	$(2,801)	$(1,979)	$3,466	$—	$(2,555)	$911

Segment pre-tax operating margin	3.7%			(9.0)%	12.3%			3.2%

(1)	Other Adjustments – Consists of amortization of acquisition-related intangible assets of $2.8 million and $2.6 million for the six months ended June 30, 2018 and 2017, respectively.

For the six months ended June 30, 2018, management fees were $22.3 million, a decrease of 19.5 percent compared with $27.7 million in the prior-year period due to lower management fees from both our MLP and equity product offerings. Management fees from our MLP strategies decreased 12.9 percent in the first half of 2018 to $12.6 million, compared with $14.5 million in the first half of 2017, due to lower average AUM. In the first half of 2018, management fees related to our equity strategies were $9.7 million, down 26.7 percent compared to $13.2 million in the corresponding period of 2017, due to lower average AUM and a lower average effective revenue yield. The average effective revenue yield for our equity strategies was 55 basis points for the six months ended June 30, 2018, down from 64 basis points for the six months ended June 30, 2017.

Segment pre-tax operating margin for the six months ended June 30, 2018 was a negative 9.0 percent due to declining profitability in the business. Adjusted segment operating margin declined from 12.3 percent in the first half of 2017 to 3.7 percent in the first half of 2018.

The following table summarizes the changes in our AUM for the periods presented:

			Twelve
	Six Months Ended		Months Ended
	June 30,		June 30,
(Dollars in millions)	2018	2017	2018
MLP
Beginning of period	$3,790	$4,616	$4,304
Net inflows/(outflows)	257	(30)	(137)
Net market depreciation	(31)	(282)	(151)
End of period	$4,016	$4,304	$4,016

Equity
Beginning of period	$3,556	$4,115	$4,276
Net inflows/(outflows)	(95)	30	(1,128)
Net market appreciation	6	131	319
End of period	$3,467	$4,276	$3,467

Total
Beginning of period	$7,346	$8,731	$8,580
Net inflows/(outflows)	162	—	(1,265)
Net market appreciation/(depreciation)	(25)	(151)	168
End of period	$7,483	$8,580	$7,483

Recent Accounting Pronouncements

Recent accounting pronouncements are set forth in Note 2 to our unaudited consolidated financial statements, and are incorporated herein by reference.

Critical Accounting Policies

Our accounting and reporting policies comply with U.S. GAAP and conform to practices within the securities industry. The preparation of financial statements in compliance with U.S. GAAP and industry practices requires us to make estimates and assumptions that could materially affect amounts reported in our consolidated financial statements. Critical accounting policies are those policies that we believe to be the most important to the portrayal of our financial condition and results of operations and that require us to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by us to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical, including whether the estimates are significant to the consolidated financial statements taken as a whole, the nature of the estimates, the ability to readily validate the estimates with other information (e.g., third party or independent sources), the sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be used under U.S. GAAP.

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

Our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 2, 2017	$0.3125	February 20, 2017	March 13, 2017
April 27, 2017	$0.3125	May 26, 2017	June 15, 2017
July 27, 2017	$0.3125	August 28, 2017	September 15, 2017
October 26, 2017	$0.3125	November 29, 2017	December 15, 2017
February 1, 2018 (1)	$1.6200	February 26, 2018	March 15, 2018
February 1, 2018	$0.3750	February 26, 2018	March 15, 2018
April 27, 2018	$0.3750	May 25, 2018	June 15, 2018
July 27, 2018	$0.3750	August 24, 2018	September 14, 2018

(1)	Represents the annual special cash dividend based on fiscal year 2017 results.

Effective September 30, 2017, our board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2019. During the six months ended June 30, 2018, we repurchased 56,714 shares of our common stock at an average price of $69.43 per share for an aggregate purchase price of $3.9 million related to this authorization. We have $146.1 million remaining under this authorization.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the first half of 2018, we purchased 242,206 shares or $21.0 million of our common stock for this purpose.

Leverage

The following table presents total assets, adjusted assets, total shareholders' equity and tangible shareholders' equity with the resulting leverage ratios as of:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Total assets	$1,514,528	$2,024,683
Deduct: Goodwill and intangible assets	(99,459)	(104,689)
Deduct: Assets from noncontrolling interests	(53,176)	(54,917)
Adjusted assets	$1,361,893	$1,865,077

Total shareholders' equity	$737,200	$741,235
Deduct: Goodwill and intangible assets	(99,459)	(104,689)
Deduct: Noncontrolling interests	(51,676)	(47,903)
Tangible common shareholders' equity	$586,065	$588,643

Leverage ratio (1)	2.1	2.7

Adjusted leverage ratio (2)	2.3	3.2

(1)	Leverage ratio equals total assets divided by total shareholders' equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders' equity.

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

Pershing Clearing Arrangement – We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, the majority of our securities inventories and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our clearing arrangement activities are recorded net from trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Jaffray & Co. to maintain excess net capital of $120 million. At June 30, 2018, we had $34.0 million of financing outstanding under this arrangement.

Commercial Paper Program – Our U.S. broker dealer subsidiary, Piper Jaffray & Co., issues secured commercial paper to fund a portion of its securities inventory. This commercial paper is currently issued under two separate programs, CP Series A and CP Series II A, and is secured by different inventory classes, which is reflected in the interest rate paid on the respective program. The programs can issue commercial paper with maturities of 27 to 270 days. CP Series II A includes a covenant that requires Piper Jaffray & Co. to maintain excess net capital of $100 million. The following table provides information about our commercial paper programs at June 30, 2018:

(Dollars in millions)	CP Series A	CP Series II A
Maximum amount that may be issued	$300.0	$200.0
Amount outstanding	—	50.0

Weighted average maturity, in days	—	9
Weighted average maturity at issuance, in days	—	32

Prime Broker Arrangements – We have established an arrangement to obtain overnight financing by a single prime broker related to certain strategic trading activities in municipal securities. We completed the liquidation of the municipal securities inventories associated with these strategic trading activities in the third quarter of 2018, and we anticipate closing this prime broker arrangement as we will no longer have a need for the funding source. Financing under this arrangement is secured primarily by municipal securities, and collateral limitations could reduce the amount of funding available. The funding is at the discretion of the prime broker and could be denied subject to a notice period. Our prime broker financing activities are recorded net of receivables from trading activity. At June 30, 2018, we had $1.7 million outstanding under this prime broker arrangement.

Additionally, we have established a second overnight financing arrangement with another broker dealer related to our convertible securities inventories. Financing under this arrangement is secured primarily by convertible securities, and collateral limitations could reduce the amount of funding available. The funding is at the discretion of the prime broker and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers and clearing organizations, net of trading activity. At June 30, 2018, we had $164.7 million of financing outstanding under this prime broker arrangement.

Committed Lines – Our committed line is a one-year $200 million revolving secured credit facility. We use our committed credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co. to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 14, 2018. This credit facility has been in place since 2008 and we renewed the facility for another one-year term in the fourth quarter of 2017. At June 30, 2018, we had no advances against this line of credit.

Uncommitted Line – We use this uncommitted line in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted line varies daily based on our funding needs. Our $85 million uncommitted secured line is dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under this secured line. Our uncommitted line is discretionary and is not a commitment by the bank to provide an advance under the line. More specifically, the line is subject to approval by the bank each time an advance is requested and advances may be denied, which may be particularly true during times of market stress or market perceptions of our exposures. We manage our relationship with the bank that provides this uncommitted facility in order to have appropriate levels of funding for our business. At June 30, 2018, we had no advances against this line of credit.

The following tables present the average balances outstanding for our various funding sources by quarter for 2018 and 2017, respectively.

	Average Balance for the Three Months Ended
(Dollars in millions)	June 30, 2018	Mar. 31, 2018
Funding source:
Pershing clearing arrangement	$90.0	$47.1
Commercial paper	50.0	50.0
Prime broker arrangements	218.8	336.5
Short-term bank loans	—	—
Total	$358.8	$433.6

	Average Balance for the Three Months Ended
(Dollars in millions)	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017
Funding source:
Pershing clearing arrangement	$20.6	$26.3	$—	$—
Commercial paper	49.5	30.3	117.1	137.7
Prime broker arrangements	221.1	175.2	192.6	204.9
Short-term bank loans	—	6.0	67.1	2.5
Total	$291.2	$237.8	$376.8	$345.1

The average funding in the second quarter of 2018 decreased to $358.8 million, compared with $433.6 million during the first quarter of 2018, as a reduction in municipal securities decreased financing through our prime broker arrangement during the current quarter. Average funding decreased compared to the corresponding period of 2017 due to lower inventory balances and the accumulation of cash from operations.

The following table presents the maximum daily funding amount by quarter for 2018 and 2017, respectively.

(Dollars in millions)	2018	2017
First Quarter	$613.1	$543.4
Second Quarter	$505.0	$538.3
Third Quarter		$418.7
Fourth Quarter		$569.9

Senior Notes

We have entered into variable and fixed rate senior notes with certain entities advised by Pacific Investment Management Company ("PIMCO"). At June 30, 2018, we carried an outstanding senior notes balance of $125.0 million.

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

The Second Amended and Restated Note Purchase Agreement includes customary events of default and covenants that, among other things, require us to maintain a minimum consolidated tangible net worth and minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. At June 30, 2018, we were in compliance with all covenants.

Contractual Obligations

Our contractual obligations have not materially changed from those reported in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, except for our operating lease obligations. On April 3, 2018, we entered into a new lease agreement for our Houston, Texas office location.

	Remainder of	2019	2021	2023 and
(Dollars in millions)	2018	-2020	-2022	thereafter	Total
Operating lease obligations	$7.5	$27.6	$17.3	$22.9	$75.3

New Leases Guidance

As discussed in Note 2 to our unaudited consolidated financial statements, we will adopt new accounting guidance related to leases effective as of January 1, 2019. The guidance requires lessees to recognize all leases, including operating leases, with a term greater than 12 months on the statements of financial position. As of June 30, 2018, we had approximately 65 operating leases for office space with aggregate minimum lease commitments of $75.3 million. Upon adoption of the new guidance, lease commitments will be reflected on our statement of financial condition as a right-of-use asset and a lease commitment liability. The impact of the new guidance on Piper Jaffray & Co.'s net capital is expected to be minimal.

Capital Requirements

As a registered broker dealer and member firm of the Financial Industry Regulatory Authority, Inc. ("FINRA"), Piper Jaffray & Co., our U.S. broker dealer subsidiary, is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At June 30, 2018, our net capital under the SEC's uniform net capital rule was $167.3 million, and exceeded the minimum net capital required under the SEC rule by $166.3 million.

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

At June 30, 2018, Piper Jaffray Ltd., our broker dealer subsidiary registered in the United Kingdom, was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Jaffray Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At June 30, 2018, Piper Jaffray Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Trade Commission.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2021	2023		June 30,	December 31,
(Dollars in thousands)	2018	2019	2020	- 2022	- 2024	Later	2018	2017
Customer matched-book derivative contracts (1) (2)	$—	$31,050	$23,650	$50,450	$163,590	$2,362,202	$2,630,942	$2,819,006
Trading securities derivative contracts (2)	215,300	9,500	—	—	—	9,375	234,175	399,450
Equity option derivative contracts (2)	—	—	—	—	—	—	—	9,635
Investment commitments (3)	—	—	—	—	—	—	76,876	72,467

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $178.9 million at June 30, 2018) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At June 30, 2018, we had $15.1 million of credit exposure with these counterparties, including $12.0 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At June 30, 2018 and December 31, 2017, the net fair value of these derivative contracts approximated $10.9 million and $20.5 million, respectively.

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

Investment Commitments

We have investments, including those made as part of our merchant banking activities, in various limited partnerships or limited liability companies that provide financing or make investments in companies. We commit capital and/or act as the managing partner of these entities. We have committed capital of $76.9 million to certain entities and these commitments generally have no specified call dates.

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

Foreign Exchange Risk — Foreign exchange risk represents the potential volatility to earnings or capital arising from movement in foreign exchange rates. A modest portion of our business is conducted in currencies other than the U.S. dollar, and changes in foreign exchange rates relative to the U.S. dollar can therefore affect the value of non-U.S. dollar net assets, revenues and expenses. A change in the foreign currency rates could create either a foreign currency transaction gain/loss (recorded in our consolidated statements of operations) or a foreign currency translation adjustment (recorded to accumulated other comprehensive income/ (loss) within the shareholders' equity section of our consolidated statements of financial condition and other comprehensive income/ (loss) within the consolidated statements of comprehensive income).

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

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Interest Rate Risk	$551	$965
Equity Price Risk	50	62
Diversification Effect (1)	(36)	(40)
Total Value-at-Risk	$565	$987

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

The aggregate VaR as of June 30, 2018 was lower than the reported VaR on December 31, 2017. The decrease in VaR was due to lower inventory levels and our mix of inventory compared to the end of 2017.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average VaR calculated for each component of market risk during the six months ended June 30, 2018 and the year ended December 31, 2017, respectively.

(Dollars in thousands)	High	Low	Average
For the Six Months Ended June 30, 2018
Interest Rate Risk	$1,084	$506	$826
Equity Price Risk	82	21	55
Diversification Effect (1)			(38)
Total Value-at-Risk	$1,101	$515	$843

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2017
Interest Rate Risk	$1,235	$480	$785
Equity Price Risk	178	28	81
Diversification Effect (1)			(57)
Total Value-at-Risk	$1,244	$506	$809

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses exceeded our one-day VaR on one occasion during the first half of 2018.

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

We have concentrated counterparty credit exposure with five non-publicly rated entities totaling $15.1 million at June 30, 2018. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represents 79.9 percent, or $12.0 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

Operational Risk

Operational risk is the risk of loss, or damage to our reputation, resulting from inadequate or failed processes, people and systems or from external events. We rely on the ability of our employees and our systems, both internal and at computer centers operated by third parties, to process a large number of transactions. Our systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control. In the event of a breakdown or improper operation of our systems or improper action by our employees or third party vendors, we could suffer financial loss, a disruption of our businesses, regulatory sanctions and damage to our reputation. We also face the risk of operational failure or termination of our relationship with any of the exchanges, fully disclosed clearing firms, or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to effect transactions and manage our exposure to risk.

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

During the second quarter of our fiscal year ending December 31, 2018, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The discussion of our business and operations should be read together with the legal proceedings contained in Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 1A.    RISK FACTORS.

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2018.

				Total Number of Shares	Approximate Dollar
				Purchased as Part of	Value of Shares Yet to be
	Total Number of		Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased		Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(April 1, 2018 to April 30, 2018)	18,789	(2)	$69.91	18,600	$149	million
Month #2
(May 1, 2018 to May 31, 2018)	92,065	(3)	$73.71	38,114	$146	million
Month #3
(June 1, 2018 to June 30, 2018)	206		$80.10	—	$146	million
Total	111,060		$73.08	56,714	$146	million

(1)	Effective September 30, 2017, our board of directors authorized the repurchase of up to $150.0 million of common stock through September 30, 2019.

(2)
Consists of 18,600 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $69.82 per share, and 189 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $78.95.

(3)
Consists of 38,114 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $69.24 per share, and 53,951 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price per share of $76.87.

ITEM 6.    EXHIBITS.

Exhibit		Method
Number	Description	of Filing

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Filed herewith
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of June 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 and (v) the notes to the Consolidated Financial Statements.
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIPER JAFFRAY COMPANIES

Date:	August 8, 2018	By	/s/ Chad R. Abraham
		Its	Chief Executive Officer

Date:	August 8, 2018	By	/s/ Timothy L. Carter
		Its	Chief Financial Officer