Form 10-Q
period 2018-09-30
PIPER JAFFRAY COMPANIES
filed 2018-11-05
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes  ☐ No  ☑

As of October 31, 2018, the registrant had 14,827,021 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.
Piper Jaffray Companies
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2018	2017
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$68,774	$33,793
Receivables from brokers, dealers and clearing organizations	174,065	145,394

Financial instruments and other inventory positions owned	635,893	663,330
Financial instruments and other inventory positions owned and pledged as collateral	162,227	720,047
Total financial instruments and other inventory positions owned	798,120	1,383,377

Fixed assets (net of accumulated depreciation and amortization of $61,897 and $55,944, respectively)	31,267	25,179
Goodwill	81,855	81,855
Intangible assets (net of accumulated amortization of $93,262 and $85,417, respectively)	14,989	22,834
Investments	152,380	176,212
Net deferred income tax assets	103,287	101,205
Other assets	68,699	54,834
Total assets	$1,493,436	$2,024,683

Liabilities and Shareholders' Equity
Short-term financing	$49,957	$289,937
Senior notes	125,000	125,000
Payables to brokers, dealers and clearing organizations	6,371	19,392
Financial instruments and other inventory positions sold, but not yet purchased	254,585	399,227
Accrued compensation	252,448	400,092
Other liabilities and accrued expenses	57,660	49,800
Total liabilities	746,021	1,283,448

Shareholders' equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at September 30, 2018 and December 31, 2017;
Shares issued: 19,517,285 at September 30, 2018 and 19,512,914 at December 31, 2017;
Shares outstanding: 13,366,703 at September 30, 2018 and 12,911,149 at December 31, 2017	195	195
Additional paid-in capital	801,417	791,970
Retained earnings (1)	169,894	176,270
Less common stock held in treasury, at cost: 6,150,582 shares at September 30, 2018 and 6,601,765 shares at December 31, 2017	(270,046)	(273,824)
Accumulated other comprehensive loss	(1,249)	(1,279)
Total common shareholders' equity	700,211	693,332

Noncontrolling interests	47,204	47,903
Total shareholders' equity	747,415	741,235

Total liabilities and shareholders' equity	$1,493,436	$2,024,683

(1)	Includes the cumulative effect adjustment upon adoption of ASU 2014-09, as amended. See Note 2 for further discussion.
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Amounts in thousands, except per share data)	2018	2017		2018	2017
Revenues:
Investment banking	$166,458	$190,482		$411,203	$461,260
Institutional brokerage	31,738	34,873		92,415	111,083
Asset management	13,377	12,818		38,706	44,011
Interest	6,592	7,164		25,183	22,649
Investment income/(loss)	3,068	(422)		6,706	15,406

Total revenues	221,233	244,915		574,213	654,409

Interest expense	3,705	4,348		14,142	15,568

Net revenues	217,528	240,567		560,071	638,841

Non-interest expenses:
Compensation and benefits	139,151	169,469		369,895	438,161
Outside services	9,521	7,495		29,024	27,612
Occupancy and equipment	8,967	8,127		26,476	24,846
Communications	7,561	7,136		24,112	22,025
Marketing and business development	6,718	6,683		21,702	22,512
Deal-related expenses	7,671	—		18,888	—
Trade execution and clearance	2,049	2,125		6,240	5,864
Restructuring costs	—	—		3,770	—
Goodwill impairment	—	114,363		—	114,363
Intangible asset amortization	2,615	3,822		7,845	11,466
Back office conversion costs	—	1,293		—	3,027
Other operating expenses	3,640	2,290		9,187	8,525

Total non-interest expenses	187,893	322,803		517,139	678,401

Income/(loss) before income tax expense/(benefit)	29,635	(82,236)		42,932	(39,560)

Income tax expense/(benefit)	7,365	(31,423)		5,351	(26,912)

Net income/(loss)	22,270	(50,813)		37,581	(12,648)

Net income/(loss) applicable to noncontrolling interests	247	(1,100)		(1,271)	3,217

Net income/(loss) applicable to Piper Jaffray Companies	$22,023	$(49,713)		$38,852	$(15,865)

Net income/(loss) applicable to Piper Jaffray Companies' common shareholders	$19,377	$(50,415)	(1)	$33,650	$(18,106)	(1)

Earnings/(loss) per common share
Basic	$1.45	$(3.91)		$2.54	$(1.42)
Diluted	$1.43	$(3.91)	(2)	$2.50	$(1.42)	(2)

Dividends declared per common share	$0.38	$0.31		$2.75	$0.94

Weighted average number of common shares outstanding
Basic	13,343	12,898		13,248	12,774
Diluted	13,508	12,975	(2)	13,444	12,945	(2)

(1) No allocation of undistributed income was made due to loss position. See Note 14.

(2)	Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred.
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2018	2017	2018	2017
Net income/(loss)	$22,270	$(50,813)	$37,581	$(12,648)

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(102)	142	30	1,137

Comprehensive income/(loss)	22,168	(50,671)	37,611	(11,511)

Comprehensive income/(loss) applicable to noncontrolling interests	247	(1,100)	(1,271)	3,217

Comprehensive income/(loss) applicable to Piper Jaffray Companies	$21,921	$(49,571)	$38,882	$(14,728)

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2018	2017

Operating Activities:
Net income/(loss)	$37,581	$(12,648)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization of fixed assets	6,199	5,343
Deferred income taxes	(2,082)	(47,984)
Stock-based compensation	32,046	26,459
Goodwill impairment	—	114,363
Amortization of intangible assets	7,845	11,466
Amortization of forgivable loans	3,789	5,207
Decrease/(increase) in operating assets:
Receivables:
Customers	—	31,917
Brokers, dealers and clearing organizations	(28,671)	131,850
Securities purchased under agreements to resell	—	159,697
Net financial instruments and other inventory positions owned	440,615	18,021
Investments	23,832	(11,470)
Other assets	(17,439)	7,185
Increase/(decrease) in operating liabilities:
Payables:
Customers	—	(29,352)
Brokers, dealers and clearing organizations	(13,021)	13,423
Securities sold under agreements to repurchase	—	(15,046)
Accrued compensation	(134,470)	4,666
Other liabilities and accrued expenses	4,178	7,864

Net cash provided by operating activities	360,402	420,961

Investing Activities:
Purchases of fixed assets, net	(12,329)	(4,310)

Net cash used in investing activities	(12,329)	(4,310)

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Cash Flows – Continued
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2018	2017

Financing Activities:
Decrease in short-term financing	$(239,980)	$(342,035)
Repayment of senior notes	—	(50,000)
Payment of cash dividend	(41,631)	(14,217)
Increase/(decrease) in noncontrolling interests	572	(11,714)
Repurchase of common stock	(31,664)	(25,065)
Proceeds from stock option exercises	—	1,703

Net cash used in financing activities	(312,703)	(441,328)

Currency adjustment:
Effect of exchange rate changes on cash	(389)	1,235

Net increase/(decrease) in cash, cash equivalents and restricted cash (1)	34,981	(23,442)

Cash, cash equivalents and restricted cash at beginning of period (1)	33,793	70,374

Cash, cash equivalents and restricted cash at end of period (1)	$68,774	$46,932

Supplemental disclosure of cash flow information –
Cash paid during the period for:
Interest	$14,586	$15,397
Income taxes	$16,638	$7,781

(1)	Upon adoption of ASU 2016-18, restricted cash includes cash and cash equivalents previously segregated for regulatory purposes. See Note 2 for further discussion.
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

Capital Markets

The Capital Markets segment provides investment banking services and institutional sales, trading and research services. Investment banking services include financial advisory services, management of and participation in underwritings and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Also, the Company generates revenue through strategic trading and investing activities, which focus on investments in municipal bonds, U.S. government agency securities, and merchant banking activities involving equity investments in late stage private companies. The Company has created alternative asset management funds in merchant banking, energy and senior living in order to invest firm capital and to manage capital from outside investors. The Company receives management and performance fees for managing these funds.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Asset management revenues may also include performance fees. Performance fees, if earned, are recognized when it is probable that such revenue will not be reversed in a future period. For the Company's alternative asset management funds, management will consider such factors as the remaining assets and residual life of the fund to conclude whether it is probable that a significant reversal of revenue will not occur in the future. For the Company's traditional asset management funds, performance fees are earned when the investment return on assets under management exceeds certain benchmark targets or other performance targets over a specified measurement period (e.g., monthly, quarterly or annually). These performance fees are typically annual performance hurdles and recognized in the fourth quarter of the applicable year, or upon client liquidation.

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

The previous broker dealer industry treatment of netting deal expenses with investment banking revenues was superseded under the new guidance. As a result of adopting ASU 2014-09, the Company now presents investment banking revenues gross of related client reimbursed deal expenses and deal-related expenses as non-interest expenses on the consolidated statements of operations, rather than the previous presentation of netting deal expenses incurred for completed investment banking deals within revenues. For the three and nine months ended September 30, 2018, the Company reported higher investment banking revenues and higher non-compensation expenses of $7.7 million and $18.9 million, respectively. This change did not impact earnings. In addition, the Company now defers the recognition of performance fees on its merchant banking, energy and senior living alternative asset management funds until such fees are no longer subject to reversal, which will cause a delay in the recognition of these fees as revenue. For the nine months ended September 30, 2018, the amount of asset management revenue from performance fees that the Company would have recognized if not for this change was not material. With the exception of the above, the Company's previous methods of recognizing investment banking revenues were not significantly impacted by the new guidance.

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

	December 31,	September 30,	December 31,
(Dollars in thousands)	2017	2017	2016
Cash and cash equivalents	$33,793	$40,916	$41,359
Cash and cash equivalents segregated for regulatory purposes	—	6,016	29,015
Cash, cash equivalents and restricted cash	$33,793	$46,932	$70,374

Future Adoption of New Applicable Accounting Standards

Leases

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability on the consolidated statements of financial position and disclose key information about leasing arrangements. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current U.S. GAAP. ASU 2016-02 is effective for the Company as of January 1, 2019. As of September 30, 2018, the Company had approximately 65 operating leases for office space with aggregate minimum lease commitments of $71.1 million. Upon adoption, lease commitments will be reflected on the statement of financial condition as a right-of-use asset and a lease commitment liability. The Company has identified its arrangements that are within the scope of the new guidance, and continues to evaluate their potential impact on the consolidated statements of financial condition and related disclosures. Upon adoption of ASU 2016-02, the Company does not expect material changes to the recognition of rent expense in its consolidated statements of operations. The new guidance is not expected to materially impact Piper Jaffray's net capital position.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 3 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$21,473	$51,896
Convertible securities	126,641	74,456
Fixed income securities	42,976	30,145
Municipal securities:
Taxable securities	41,766	67,699
Tax-exempt securities	226,702	744,241
Short-term securities	150,090	62,251
Mortgage-backed securities	16	481
U.S. government agency securities	173,477	317,318
U.S. government securities	1,561	9,317
Derivative contracts	13,418	25,573
Total financial instruments and other inventory positions owned	$798,120	$1,383,377

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$116,712	$101,517
Fixed income securities	31,187	30,292
U.S. government agency securities	37,245	49,077
U.S. government securities	65,205	213,312
Derivative contracts	4,236	5,029
Total financial instruments and other inventory positions sold, but not yet purchased	$254,585	$399,227

At September 30, 2018 and December 31, 2017, financial instruments and other inventory positions owned in the amount of $162.2 million and $720.0 million, respectively, had been pledged as collateral for short-term financings.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Trading securities derivatives: The Company enters into interest rate derivative contracts and uses U.S. treasury bond futures to hedge interest rate and market value risks associated with its fixed income securities. These instruments use interest rates based upon the Municipal Market Data ("MMD") index, LIBOR or the SIFMA index. The Company also enters into credit default swap index contracts to hedge credit risk associated with its taxable fixed income securities and option contracts to hedge market value risk associated with its convertible securities.

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

	September 30, 2018			December 31, 2017
(Dollars in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$159,244	$147,944	$2,602,498	$239,224	$225,890	$2,819,006
Trading securities	1,714	368	243,175	126	4,459	399,450
Equity options
Trading securities	—	—	—	6	—	9,635
	$160,958	$148,312	$2,845,673	$239,356	$230,349	$3,228,091

(1)	Derivative assets are included within financial instruments and other inventory positions owned on the consolidated statements of financial condition.

(2)	Derivative liabilities are included within financial instruments and other inventory positions sold, but not yet purchased on the consolidated statements of financial condition.

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

		Three Months Ended		Nine Months Ended
(Dollars in thousands)		September 30,		September 30,
Derivative Category	Operations Category	2018	2017	2018	2017
Interest rate derivative contract	Investment banking	$(301)	$(300)	$(1,567)	$(1,076)
Interest rate derivative contract	Institutional brokerage	980	1,627	5,212	(16,028)
Credit default swap index contract	Institutional brokerage	—	4,304	—	4,482
		$679	$5,631	$3,645	$(12,622)

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company's derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of September 30, 2018, the Company had $13.5 million of uncollateralized credit exposure with these counterparties (notional contract amount of $178.6 million), including $10.8 million of uncollateralized credit exposure with one counterparty.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Investments

The Company's investments valued at fair value include equity investments in private companies and partnerships, investments in registered mutual funds and private company debt. Investments in registered mutual funds are valued based on quoted prices on active markets and classified as Level I. Investments in private companies are valued based on an assessment of each underlying security, considering rounds of financing, third party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA")) and changes in market outlook, among other factors. These securities are generally categorized as Level III.

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking and other investments at inception to reflect economic events in earnings on a timely basis. Merchant banking and other equity investments of $3.3 million and $14.1 million, included within investments on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets at September 30, 2018 and December 31, 2017, respectively. The realized and unrealized net gains from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were $0.9 million and $1.4 million for the nine months ended September 30, 2018 and 2017, respectively.

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of September 30, 2018:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets:
Financial instruments and other inventory positions owned:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (2)	1 - 11 bps	8.7 bps
Investments at fair value:
Equity securities in private companies	Market approach	Revenue multiple (3)	2 - 6 times	4.8 times
		EBITDA multiple (3)	13 - 16 times	14.4 times

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in bps (2)	7 - 16 bps	8.9 bps
Uncertainty of fair value measurements:

(1)	Unobservable inputs were weighted by the relative fair value of the financial instruments.
(2) Significant increase/(decrease) in the unobservable input in isolation would have resulted in a significantly lower/(higher) fair value measurement.
(3) Significant increase/(decrease) in the unobservable input in isolation would have resulted in a significantly higher/(lower) fair value measurement.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of September 30, 2018:

					Counterparty
					and Cash
					Collateral
(Dollars in thousands)	Level I	Level II	Level III		Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$266	$21,207	$—		$—	$21,473
Convertible securities	—	126,641	—		—	126,641
Fixed income securities	—	42,976	—		—	42,976
Municipal securities:
Taxable securities	—	41,766	—		—	41,766
Tax-exempt securities	—	226,702	—		—	226,702
Short-term securities	—	150,045	45		—	150,090
Mortgage-backed securities	—	—	16		—	16
U.S. government agency securities	—	173,477	—		—	173,477
U.S. government securities	1,561	—	—		—	1,561
Derivative contracts	—	159,685	1,273		(147,540)	13,418
Total financial instruments and other inventory positions owned	1,827	942,499	1,334		(147,540)	798,120

Cash equivalents	40,793	—	—		—	40,793

Investments at fair value	39,501	—	104,285	(2)	—	143,786
Total assets	$82,121	$942,499	$105,619		$(147,540)	$982,699

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$112,642	$4,070	$—		$—	$116,712
Fixed income securities	—	31,187	—		—	31,187
U.S. government agency securities	—	37,245	—		—	37,245
U.S. government securities	65,205	—	—		—	65,205
Derivative contracts	—	147,944	368		(144,076)	4,236
Total financial instruments and other inventory positions sold, but not yet purchased	$177,847	$220,446	$368		$(144,076)	$254,585

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

(2)	Noncontrolling interests of $47.2 million are attributable to third party ownership in consolidated merchant banking and senior living funds.

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

The Company's Level III assets were $105.6 million and $128.1 million, or 10.7 percent and 8.2 percent of financial instruments measured at fair value at September 30, 2018 and December 31, 2017, respectively. There were no significant transfers between levels for the nine months ended September 30, 2018.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	June 30,			Transfers	Transfers	gains/	gains/	September 30,	September 30,
(Dollars in thousands)	2018	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2018	2018 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Short-term securities	$45	$—	$—	$—	$—	$—	$—	$45	$—
Mortgage-backed securities	18	—	—	—	—	—	(2)	16	(2)
Derivative contracts	930	—	(90)	—	—	90	343	1,273	441
Total financial instruments and other inventory positions owned	993	—	(90)	—	—	90	341	1,334	439

Investments at fair value	108,121	10,000	(14,199)	—	(357)	4,949	(4,229)	104,285	(4,229)
Total assets	$109,114	$10,000	$(14,289)	$—	$(357)	$5,039	$(3,888)	$105,619	$(3,790)

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$1,005	$(210)	$40	$—	$—	$169	$(636)	$368	$(464)
Total financial instruments and other inventory positions sold, but not yet purchased	$1,005	$(210)	$40	$—	$—	$169	$(636)	$368	$(464)

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	September 30,	September 30,
(Dollars in thousands)	2017	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2018	2018 (1)
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$700	$—	$—	$—	$(700)	$—	$—	$—	$—
Short-term securities	714	—	(725)	—	—	51	5	45	—
Mortgage-backed securities	481	—	(5)	—	—	—	(460)	16	(93)
Derivative contracts	126	4	(2,965)	—	—	2,961	1,147	1,273	1,273
Total financial instruments and other inventory positions owned	2,021	4	(3,695)	—	(700)	3,012	692	1,334	1,180

Investments at fair value	126,060	11,708	(29,139)	—	(502)	14,015	(17,857)	104,285	(8,307)
Total assets	$128,081	$11,712	$(32,834)	$—	$(1,202)	$17,027	$(17,165)	$105,619	$(7,127)

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$4,433	$(1,600)	$3,266	$—	$—	$(1,666)	$(4,065)	$368	$368
Total financial instruments and other inventory positions sold, but not yet purchased	$4,433	$(1,600)	$3,266	$—	$—	$(1,666)	$(4,065)	$368	$368

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

Non-Recurring Fair Value Measurement

During the third quarter of 2017, the Company recorded a non-cash goodwill impairment charge of $114.4 million representing the full value of goodwill attributable to the asset management reporting unit. The fair value measurement used in the analysis was calculated using the income approach (discounted cash flow method) and market approach (earnings multiples of public company comparables). The discounted cash flow model was calculated using unobservable inputs, such as revenue and EBITDA forecasts, which are classified as Level III within the fair value hierarchy.

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

Consolidated VIEs

The Company's consolidated VIEs at September 30, 2018 included certain alternative asset management funds in which the Company has an investment and, as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.

The following table presents information about the carrying value of the assets and liabilities of the VIEs which are consolidated by the Company and included on the consolidated statements of financial condition at September 30, 2018. The assets can only be used to settle the liabilities of the respective VIE, and the creditors of the VIEs do not have recourse to the general credit of the Company. One of these VIEs has $25.0 million of bank line financing available with an interest rate based on prime plus an applicable margin. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities are eliminated in consolidation.

Alternative Asset
(Dollars in thousands)	Management Funds
Assets:
Investments	$100,905
Other assets	6,761
Total assets	$107,666

Liabilities:
Other liabilities and accrued expenses	$10,740
Total liabilities	$10,740

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

Nonconsolidated VIEs

The Company determined it is not the primary beneficiary of certain VIEs and accordingly does not consolidate them. These VIEs had net assets approximating $0.5 billion and $0.6 billion at September 30, 2018 and December 31, 2017, respectively. The Company's exposure to loss from these VIEs is $6.9 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at September 30, 2018. The Company had no liabilities related to these VIEs at September 30, 2018 and December 31, 2017, respectively. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of September 30, 2018.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 6 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Receivable from clearing organizations	$153,527	$109,270
Deposits with clearing organizations	2,551	11,019
Receivable from brokers and dealers	15,058	12,041
Receivable arising from unsettled securities transactions	—	9,218
Other	2,929	3,846
Total receivables from brokers, dealers and clearing organizations	$174,065	$145,394

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Payable to brokers and dealers	$6,371	$18,584
Payable arising from unsettled securities transactions	—	808
Total payables to brokers, dealers and clearing organizations	$6,371	$19,392

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

Note 7 Investments

The Company's investments include investments in private companies and partnerships, registered mutual funds and private company debt.

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Investments at fair value	$143,786	$165,564
Investments at cost	1,614	2,416
Investments accounted for under the equity method	6,980	8,232
Total investments	152,380	176,212

Less investments attributable to noncontrolling interests (1)	(47,204)	(44,397)
	$105,176	$131,815

(1)	Noncontrolling interests are attributable to third party ownership in consolidated merchant banking and senior living funds.

At September 30, 2018, investments carried on a cost basis had an estimated fair market value of $1.6 million. Because valuation estimates were based upon management's judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 8 Other Assets

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Fee receivables	$26,170	$20,884
Income tax receivables	7,311	—
Accrued interest receivables	8,485	6,981
Forgivable loans, net	8,377	7,452
Prepaid expenses	8,016	6,769
Other	10,340	12,748
Total other assets	$68,699	$54,834

Note 9 Short-Term Financing

	Outstanding Balance		Weighted Average Interest Rate
	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)	2018	2017	2018	2017
Commercial paper (secured)	$49,957	$49,974	3.12%	2.32%
Prime broker arrangement	—	239,963	N/A	2.23%
Total short-term financing	$49,957	$289,937

The Company issues secured commercial paper to fund a portion of its securities inventory. The commercial paper notes ("CP Notes") can be issued with maturities of 27 days to 270 days from the date of issuance. The CP Notes are currently issued under two separate programs, CP Series A and CP Series II A, and are secured by different inventory classes. As of September 30, 2018, the weighted average maturity of outstanding CP Notes was 10 days. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin. CP Series II A includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain excess net capital of $100 million.

The Company had established an arrangement to obtain financing with a prime broker related to its municipal bond fund. Financing under this arrangement was primarily secured by municipal securities and collateral limitations could reduce the amount of funding available. Prime broker financing activities were recorded net of receivables from trading activity. The funding was at the discretion of the prime broker subject to a notice period. In the third quarter of 2018, the Company completed the liquidation of its municipal bond fund, and closed this prime broker arrangement.

The Company has both committed and uncommitted short-term bank line financing available on a secured basis. The Company uses these credit facilities in the ordinary course of business to fund a portion of its daily operations and the amount borrowed under these credit facilities varies daily based on the Company's funding needs.

The Company's committed short-term bank line financing at September 30, 2018 consisted of a one-year $200 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2017. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 14, 2018. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At September 30, 2018, the Company had no advances against this line of credit.

The Company's uncommitted secured line at September 30, 2018 totaled $85 million and is dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company's uncommitted line is subject to approval by the bank each time an advance is requested and may be denied. At September 30, 2018, the Company had no advances against this line of credit.

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

The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations and regulatory proceedings. Reasonably possible losses in excess of amounts accrued at September 30, 2018 are not material. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

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

Operating Lease Commitments

The Company leases office space throughout the United States and in a limited number of foreign countries where the Company's international operations reside. Aggregate minimum lease commitments under operating leases as of September 30, 2018 are as follows:

(Dollars in thousands)
Remainder of 2018	$3,557
2019	13,601
2020	13,686
2021	9,329
2022	7,985
Thereafter	22,900
Total	$71,058

Investment Commitments

As of September 30, 2018, the Company had commitments to invest approximately $80.6 million in limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 11 Restructuring

The Company incurred the following pre-tax restructuring costs principally related to headcount reductions in both the Capital Markets and Asset Management segments.

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2018	September 30, 2018
Severance, benefits and outplacement costs	$—	$3,455
Contract termination costs	—	185
Vacated leased office space	—	130
Total pre-tax restructuring costs	$—	$3,770

Note 12 Shareholders' Equity

Share Repurchases

Effective September 30, 2017, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2019. During the nine months ended September 30, 2018, the Company repurchased 124,606 shares at an average price of $72.26 per share for an aggregate purchase price of $9.0 million related to this authorization. The Company has $141.0 million remaining under this authorization.

Effective August 14, 2015, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2017. During the nine months ended September 30, 2017, the Company repurchased 36,936 shares at an average price of $67.62 per share for an aggregate purchase price of $2.5 million related to this authorization.

The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. The Company purchased 264,254 shares and 308,801 shares, or $22.7 million and $22.6 million of the Company's common stock for this purpose during the nine months ended September 30, 2018 and 2017, respectively.

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 13. During the nine months ended September 30, 2018 and 2017, the Company issued 840,043 shares and 850,925 shares, respectively, related to these obligations.

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

During the nine months ended September 30, 2018, the Company declared and paid quarterly cash dividends on its common stock, aggregating $1.125 per share, and an annual special cash dividend on its common stock of $1.62 per share, totaling $41.6 million.

On October 26, 2018, the board of directors declared a cash dividend of $0.375 per share to be paid on December 14, 2018, to shareholders of record as of the close of business on November 28, 2018.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders' proportionate share of the equity in merchant banking funds of $42.0 million and a senior living fund aggregating $5.2 million as of September 30, 2018. As of December 31, 2017, noncontrolling interests included the minority equity holders' proportionate share of the equity in merchant banking funds of $42.7 million and a senior living fund aggregating $5.2 million.

Ownership interests in entities held by parties other than the Company's common shareholders are presented as noncontrolling interests within shareholders' equity, separate from the Company's own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company's common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the nine months ended September 30, 2018 and 2017, respectively.

The following table presents the changes in shareholders' equity for the nine months ended September 30, 2018:

	Common	Common		Total
	Shares	Shareholders'	Noncontrolling	Shareholders'
(Amounts in thousands, except share amounts)	Outstanding	Equity	Interests	Equity
Balance at December 31, 2017	12,911,149	$693,332	$47,903	$741,235
Net income/(loss)	—	38,852	(1,271)	37,581
Dividends	—	(41,631)	—	(41,631)
Amortization/issuance of restricted stock	—	44,541	—	44,541
Issuance of treasury shares for restricted stock vestings	840,043	—	—	—
Repurchase of common stock through share repurchase program	(124,606)	(9,004)	—	(9,004)
Repurchase of common stock for employee tax withholding	(264,254)	(22,660)	—	(22,660)
Shares reserved/issued for director compensation	4,371	348	—	348
Other comprehensive income	—	30	—	30
Cumulative effect upon adoption of new accounting standard, net of tax (1)	—	(3,597)	—	(3,597)
Fund capital contributions, net	—	—	572	572
Balance at September 30, 2018	13,366,703	$700,211	$47,204	$747,415

(1)	Cumulative effect adjustment upon adoption of ASU 2014-09, as amended. See Note 2 for further discussion.

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

The following table provides a summary of the Company's outstanding equity awards (in shares or units) as of September 30, 2018:

Incentive Plan
Restricted Stock
Annual grants	657,185
Sign-on grants	70,627
727,812
Inducement Plan
Restricted Stock	254,058

Total restricted stock related to compensation	981,870

Simmons Deal Consideration (1)	772,764

Total restricted stock outstanding	1,754,634

Incentive Plan
Restricted Stock Units
Leadership grants	194,251

Incentive Plan
Stock Options	81,667

(1)	The Company issued restricted stock with service conditions as part of deal consideration for the acquisition of Simmons & Company International ("Simmons") on February 26, 2016.

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 8.2 million shares of common stock (0.8 million shares remained available for future issuance under the Incentive Plan as of September 30, 2018). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

Up to 75 percent of the award can be earned based on the Company achieving certain average adjusted return on equity targets, as defined in the terms of the award agreements. The fair value of this portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The probability that the performance condition will be achieved is reevaluated each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of September 30, 2018, the Company has determined that the performance condition is probable of achieving 50 percent of the 2018 award and 75 percent of the 2017 award.

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

Stock-Based Compensation Activity

The following table summarizes the Company's stock-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in millions)	2018	2017	2018	2017
Stock-based compensation expense	$12.7	$13.5	$31.1	$25.8
Forfeitures	0.2	0.7	0.7	3.0
Tax benefit related to stock-based compensation expense	2.3	4.2	5.2	7.1

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2017	2,225,617	$46.40
Granted	291,597	89.31
Vested	(745,578)	49.03
Canceled	(17,002)	51.18
September 30, 2018	1,754,634	$52.36

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2017	244,772	$27.89
Granted	53,796	92.93
Vested	(86,511)	21.83
Canceled	(17,806)	23.91
September 30, 2018	194,251	$48.97

As of September 30, 2018, there was $9.1 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 1.0 year.

The following table summarizes the changes in the Company's outstanding stock options:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2017	—	$—	0.0	$—
Granted	81,667	99.00
Exercised	—	—
Canceled	—	—
September 30, 2018	81,667	$99.00	9.4	$—

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

As of September 30, 2018, there was $1.8 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 4.4 years. There were no options exercised during the nine months ended September 30, 2018.

Acquisition-related Compensation Arrangements

The Company entered into acquisition-related compensation arrangements with certain employees for retention purposes. Additional cash compensation may be available to certain investment banking employees subject to exceeding an investment banking revenue threshold during the three year Simmons post-acquisition period to the extent they are employed by the Company at the time of payment. Amounts estimated to be payable related to this performance award plan will be recorded as compensation expense on the consolidated statements of operations over the requisite performance period of three years. As of September 30, 2018, the Company had accrued $38.0 million related to this performance award plan. The Company recorded compensation expense of $0.6 million and $7.4 million for the three months ended September 30, 2018 and 2017, respectively, and $7.2 million and $10.1 million for the nine months ended September 30, 2018 and 2017, respectively, related to this performance award plan.

Deferred Compensation Plans

The Company maintains various deferred compensation arrangements for employees.

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a percentage of their base salary, commissions and/or cash bonuses. The deferrals vest immediately and are non-forfeitable. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. Investments in the grantor trust, consisting of mutual funds, totaled $33.0 million and $31.5 million as of September 30, 2018 and December 31, 2017, respectively, and are included in investments on the consolidated statements of financial condition. The compensation deferred by the employees is expensed in the period earned. The deferred compensation liability was $33.1 million and $31.6 million as of September 30, 2018 and December 31, 2017, respectively. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations. On August 9, 2017, the Company's board of directors approved the discontinuance of future deferral elections by participants for performance periods beginning after December 31, 2017.

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

The computation of earnings per share is as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Amounts in thousands, except per share data)	2018	2017		2018		2017
Net income/(loss) applicable to Piper Jaffray Companies	$22,023	$(49,713)		$38,852		$(15,865)
Earnings allocated to participating securities (1)	(2,646)	(702)		(5,202)		(2,241)
Net income/(loss) applicable to Piper Jaffray Companies' common shareholders (2)	$19,377	$(50,415)		$33,650		$(18,106)

Shares for basic and diluted calculations:
Average shares used in basic computation	13,343	12,898		13,248		12,774
Restricted stock units	165	77		196		171
Average shares used in diluted computation	13,508	12,975	(3)	13,444	(3)	12,945	(3)

Earnings/(loss) per common share:
Basic	$1.45	$(3.91)		$2.54		$(1.42)
Diluted	$1.43	$(3.91)	(3)	$2.50	(3)	$(1.42)	(3)

(1)
Represents the allocation of distributed and undistributed earnings to participating securities. No allocation of undistributed earnings is made for periods in which a loss is incurred, or for periods in which cash dividends exceed net income resulting in an undistributed loss. Distributed earnings (e.g., dividends) are allocated to participating securities. Participating securities include all of the Company's unvested restricted shares. The weighted average participating shares outstanding were 1,842,036 and 2,246,663 for the three months ended September 30, 2018 and 2017, respectively, and 1,944,946 and 2,389,755 for the nine months ended September 30, 2018 and 2017, respectively.

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

(3)
Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred, or for periods in which cash dividends exceed net income resulting in an undistributed loss. Common shares of 1,754,634 and 2,235,060 were excluded from diluted EPS at September 30, 2018 and 2017, respectively, as the Company had undistributed losses for these periods.

The anti-dilutive effects from stock options and restricted stock units were immaterial for the nine months ended September 30, 2018 and 2017, respectively.

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

Reportable segment financial results are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017

Capital Markets
Investment banking
Advisory services	$113,540	$146,816	$266,083	$332,205
Financing
Equities	32,188	22,117	99,868	70,229
Debt	20,936	21,687	45,473	60,066
Total investment banking	166,664	190,620	411,424	462,500

Institutional sales and trading
Equities	17,804	18,410	54,951	59,085
Fixed income	18,162	20,676	52,932	63,137
Total institutional sales and trading	35,966	39,086	107,883	122,222

Management and performance fees	1,806	678	4,824	4,172

Investment income/(loss)	3,166	(660)	7,607	15,155

Long-term financing expenses	(1,732)	(1,736)	(5,351)	(6,003)

Net revenues	205,870	227,988	526,387	598,046

Operating expenses (1)	176,783	196,409	482,024	524,702

Segment pre-tax operating income	$29,087	$31,579	$44,363	$73,344

Segment pre-tax operating margin	14.1%	13.9%	8.4%	12.3%

Continued on next page

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017

Asset Management
Management and performance fees
Management fees	$11,571	$12,140	$33,874	$39,839
Performance fees	—	—	8	—
Total management and performance fees	11,571	12,140	33,882	39,839

Investment income/(loss)	87	439	(198)	956

Net revenues	11,658	12,579	33,684	40,795

Operating expenses (1)	11,110	126,394	35,115	153,699

Segment pre-tax operating income/(loss)	$548	$(113,815)	$(1,431)	$(112,904)

Segment pre-tax operating margin	4.7%	(904.8)%	(4.2)%	(276.8)%

Total
Net revenues	$217,528	$240,567	$560,071	$638,841

Operating expenses	187,893	322,803	517,139	678,401

Pre-tax operating income/(loss)	$29,635	$(82,236)	$42,932	$(39,560)

Pre-tax operating margin	13.6%	(34.2)%	7.7%	(6.2)%
(1)Operating expenses include a $114.4 million goodwill impairment charge for the Asset Management segment for the three and nine months ended September 30, 2017, as well as intangible asset amortization as set forth in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Capital Markets	$1,214	$2,544	$3,643	$7,633
Asset Management	1,401	1,278	4,202	3,833
Total intangible asset amortization	$2,615	$3,822	$7,845	$11,466

Reportable segment assets are as follows:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Capital Markets	$1,411,590	$1,933,050
Asset Management	81,846	91,633
Total assets	$1,493,436	$2,024,683

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

At September 30, 2018, net capital calculated under the SEC rule was $199.1 million, and exceeded the minimum net capital required under the SEC rule by $198.1 million.

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

Piper Jaffray Ltd., a broker dealer subsidiary registered in the United Kingdom, is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of September 30, 2018, Piper Jaffray Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Jaffray Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At September 30, 2018, Piper Jaffray Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Note 17 Income Taxes

The Company recorded income tax expense of $7.4 million and $5.4 million for the three and nine months ended September 30, 2018, respectively. Income tax expense was reduced by a tax benefit of $0.4 million and $6.8 million for the three and nine months ended September 30, 2018, respectively, related to stock-based compensation awards vesting at values greater than the grant price.

The Company recorded an income tax benefit of $31.4 million and $26.9 million for the three and nine months ended September 30, 2017, respectively, as a result of pre-tax losses related to the $114.4 million non-cash goodwill impairment charge for the asset management reporting unit. The tax benefit related to stock-based compensation awards vesting at values greater than the grant price was $0.3 million and $9.1 million for the three and nine months ended September 30, 2017, respectively.

SEC Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118") permitted companies to report a provisional amount in the 2017 financial statements if the accounting for income tax effects of the Tax Cuts and Jobs Act was incomplete as of December 31, 2017. This provisional amount would be subject to adjustment during a defined measurement period.  Pursuant to SAB 118, the Company recorded an additional $1.0 million of income tax expense for the nine months ended September 30, 2018.

Note 18 Subsequent Event

The Company has entered into fixed rate senior notes with certain entities advised by Pacific Investment Management Company ("PIMCO"). The outstanding balance of the fixed rate Class C Notes was $125.0 million at September 30, 2018 and December 31, 2017. The fixed rate Class C Notes were repaid by the Company upon maturity on October 9, 2018.

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

Explanation of Non-GAAP Financial Measures

We have included financial measures that are not prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These non-GAAP financial measures include adjustments to exclude (1) revenues and expenses related to noncontrolling interests, (2) amortization of intangible assets related to acquisitions, (3) compensation and non-compensation expenses from acquisition-related agreements, (4) the impact from remeasuring deferred tax assets resulting from changes to the U.S. federal tax code, (5) goodwill impairment charges and (6) the impact of the annual special cash dividend paid in the first quarter of 2018 resulting in an undistributed loss on earnings per diluted common share. These adjustments affect the following financial measures: net revenues, compensation expenses, non-compensation expenses, income tax expense/(benefit), net income/(loss) applicable to Piper Jaffray Companies, earnings/(loss) per diluted common share, segment net revenues, segment operating expenses, segment pre-tax operating income/(loss) and segment pre-tax operating margin. Management believes that presenting these results and measures on an adjusted basis in conjunction with the corresponding U.S. GAAP measures provides the most meaningful basis for comparison of our operating results across periods, and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with U.S. GAAP.

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

Financial Highlights

	Three Months Ended			Nine Months Ended
(Amounts in thousands, except per share data)	Sept. 30,	Sept. 30,	Percent	Sept. 30,	Sept. 30,	Percent
	2018	2017	Inc/(Dec)	2018	2017	Inc/(Dec)
U.S. GAAP
Net revenues	$217,528	$240,567	(9.6)%	$560,071	$638,841	(12.3)%
Compensation and benefits	139,151	169,469	(17.9)	369,895	438,161	(15.6)
Non-compensation expenses	48,742	153,334	(68.2)	147,244	240,240	(38.7)
Net income/(loss) applicable to Piper Jaffray Companies	22,023	(49,713)	N/M	38,852	(15,865)	N/M
Earnings/(loss) per diluted common share	$1.43	$(3.91)	N/M	$2.50	$(1.42)	N/M

Non-GAAP(1)
Adjusted net revenues	$215,652	$241,551	(10.7)%	$557,714	$633,961	(12.0)%
Adjusted compensation and benefits	133,237	155,160	(14.1)	346,440	407,860	(15.1)
Adjusted non-compensation expenses	44,327	34,862	27.1	135,259	112,320	20.4
Adjusted net income applicable to Piper Jaffray Companies	28,566	32,521	(12.2)	63,727	81,276	(21.6)
Adjusted earnings per diluted common share	$1.86	$2.13	(12.7)	$4.15	$5.31	(21.8)
N/M – Not meaningful

For the three months ended September 30, 2018

•
Net revenues were down 9.6 percent from the year-ago period as increased equity financing revenues were more than offset by decreased revenues in our other businesses. Our advisory services revenues in the third quarter of 2017 were elevated by several large fees.

•
Compensation and benefits expenses decreased 17.9 percent compared with the prior-year period due to lower compensation expenses resulting from decreased revenues, as well as lower acquisition-related compensation costs.

•
Non-compensation expenses of $48.7 million in the third quarter of 2018 included $7.7 million of deal-related expenses. This reflects new accounting guidance effective in 2018 which requires investment banking client reimbursed deal expenses to be presented on a gross basis on the consolidated statements of operations, rather than the previous presentation of netting deal expenses within revenues. See further discussion on the accounting change related to deal expenses within the "Results of Operations" section below. Non-compensation expenses in the year-ago period included a $114.4 million non-cash goodwill impairment charge associated with our asset management segment.

For the nine months ended September 30, 2018

•
Net revenues were down 12.3 percent from the year-ago period as increased equity financing revenues were more than offset by decreased revenues in our other businesses, as well as lower investment income.

•
Compensation and benefits expenses decreased 15.6 percent compared with the prior-year period primarily due to lower compensation expenses resulting from decreased revenues. We also recorded lower acquisition-related compensation costs.

•
Non-compensation expenses decreased 38.7 percent compared to the year-ago period, which included a $114.4 million non-cash goodwill impairment charge. Partially offsetting this decrease were $18.9 million of client reimbursed deal-related expenses in the first nine months of 2018 stemming from a change in accounting presentation, as discussed above, as well as $3.8 million of restructuring costs resulting from actions to reduce costs in our brokerage and asset management businesses given the challenging market conditions.

•
For the nine months ended September 30, 2018 and 2017, we recorded a tax benefit of $6.8 million and $9.1 million, respectively, related to stock-based compensation awards vesting at values greater than the grant price. The tax benefit increased earnings per diluted common share by $0.51 and $0.71 in the first nine months of 2018 and 2017, respectively.

(1)	Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2018	2017	2018	2017
Net revenues:
Net revenues – U.S. GAAP basis	$217,528	$240,567	$560,071	$638,841
Adjustments:
Revenue related to noncontrolling interests	(1,876)	984	(2,357)	(4,880)
Adjusted net revenues	$215,652	$241,551	$557,714	$633,961

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$139,151	$169,469	$369,895	$438,161
Adjustments:
Compensation from acquisition-related agreements	(5,914)	(14,309)	(23,455)	(30,301)
Adjusted compensation and benefits	$133,237	$155,160	$346,440	$407,860

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$48,742	$153,334	$147,244	$240,240
Adjustments:
Non-compensation expenses related to noncontrolling interests	(1,629)	(116)	(3,628)	(1,663)
Goodwill impairment	—	(114,363)	—	(114,363)
Amortization of intangible assets related to acquisitions	(2,615)	(3,822)	(7,845)	(11,466)
Non-compensation expenses from acquisition-related agreements	(171)	(171)	(512)	(428)
Adjusted non-compensation expenses	$44,327	$34,862	$135,259	$112,320

Net income/(loss) applicable to Piper Jaffray Companies:
Net income/(loss) applicable to Piper Jaffray Companies – U.S. GAAP basis	$22,023	$(49,713)	$38,852	$(15,865)
Adjustments:
Compensation from acquisition-related agreements	4,447	9,444	17,637	19,498
Goodwill impairment	—	70,219	—	70,219
Amortization of intangible assets related to acquisitions	1,967	2,347	5,901	7,042
Non-compensation expenses from acquisition-related agreements	129	224	385	382
Impact of the Tax Cuts and Jobs Act legislation	—	—	952	—
Adjusted net income applicable to Piper Jaffray Companies	$28,566	$32,521	$63,727	$81,276

Earnings/(loss) per diluted common share:
Earnings/(loss) per diluted common share – U.S. GAAP basis	$1.43	$(3.91)	$2.50	$(1.42)
Adjustment for undistributed loss allocated to participating shares (2)	—	0.64	0.03	0.39
	1.43	(3.27)	2.53	(1.03)
Adjustments:
Compensation from acquisition-related agreements	0.29	0.62	1.14	1.27
Goodwill impairment	—	4.61	—	4.58
Amortization of intangible assets related to acquisitions	0.13	0.15	0.38	0.46
Non-compensation expenses from acquisition-related agreements	0.01	0.02	0.03	0.03
Impact of the Tax Cuts and Jobs Act legislation	—	—	0.06	—
Adjusted earnings per diluted common share	$1.86	$2.13	$4.15	$5.31

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

Outlook for the remainder of 2018

We expect the U.S. economy to continue to grow at a moderate pace for the remainder of 2018. Tax cuts and increases in fiscal spending should continue to be supportive to U.S. economic growth. Risks to this outlook include geopolitical risks or international economic instability, including uncertainties surrounding trade policy. These risks and uncertainties may pose consequences for the global economy and inject periods of heightened volatility into the U.S. equity and debt markets.

U.S. monetary policy will continue to be a critical factor impacting the economy and financial markets. The U.S. Federal Reserve increased short-term interest rates three times in the first nine months of 2018 on the basis of a more optimistic view of economic growth and higher inflation expectations. Long-term interest rates, however, have not moved in step with increases in short-term interest rates resulting in a flattening of the yield curve. We anticipate that the U.S. Federal Reserve will continue to pursue a gradual and steady path to rate normalization, although this path could be slightly steeper if the pace of inflation accelerates.

We expect conditions in the equity markets to remain constructive for our advisory and equity financing businesses, absent a major market disruption or periods of sustained market volatility. We have experienced a period of heightened volatility early in the fourth quarter of 2018. If we experience sustained bouts of higher volatility or a material market correction, our advisory and equity capital raising businesses may suffer. We believe our advisory services business will continue to perform well for the remainder of 2018 based on our pipeline of deals. Advisory services revenues for any given quarter are impacted by the timing and size of the deals closing, which can result in fluctuations in revenues period over period. We believe that equity underwriting activity may slow in the fourth quarter of 2018 as recent market volatility and the November mid-term elections inject additional uncertainty into the market.

We expect that secular challenges to our equity brokerage business will persist for the remainder of 2018. The manner in which market participants pay for trade execution and research services is in transition at a time when the overall fee pool is shrinking. Increasingly, market participants are executing trades through low-touch execution providers and paying separately for research services. This dynamic has negatively impacted our equity institutional brokerage revenues.

Interest rates remain relatively low by historical standards, but have sharply increased recently. We expect the yield curve to remain relatively flat and interest rates to continue moving upwards, albeit with periods of volatility for the remainder of 2018. These market conditions will continue to subdue customer flow activity and depress volumes and trading spreads for our fixed income institutional brokerage business. While higher interest rates across the yield curve would be favorable to this business over time, the expectation of higher rates encourages investors to remain on the short end of the curve until interest rates stabilize at higher levels. In our public finance business, higher interest rates as well as tax law changes have diminished refunding activity, and while new money issuance has increased in 2018, it has not increased sufficiently to offset the decline in refundings. We have continued to build momentum in our public finance business during the year from historically low levels in the first quarter of 2018, albeit down from robust 2017 levels.

Asset management revenues will continue to be affected by valuations and investment performance, as well as broad market trends. However, market valuations may be negatively impacted by significant declines and volatility in the financial markets, as experienced early in the fourth quarter of 2018. We further expect that active asset managers, ourselves included, will remain under pressure to create alpha for their clients and to maintain or grow AUM.

Results of Operations

Financial Summary for the three months ended September 30, 2018 and September 30, 2017

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	September 30,			September 30,
			2018
(Dollars in thousands)	2018	2017	v2017	2018	2017
Revenues:
Investment banking	$166,458	$190,482	(12.6)%	76.5%	79.2%
Institutional brokerage	31,738	34,873	(9.0)	14.6	14.5
Asset management	13,377	12,818	4.4	6.1	5.3
Interest	6,592	7,164	(8.0)	3.0	3.0
Investment income/(loss)	3,068	(422)	N/M	1.4	(0.2)
Total revenues	221,233	244,915	(9.7)	101.7	101.8

Interest expense	3,705	4,348	(14.8)	1.7	1.8

Net revenues	217,528	240,567	(9.6)	100.0	100.0

Non-interest expenses:
Compensation and benefits	139,151	169,469	(17.9)	64.0	70.4
Outside services	9,521	7,495	27.0	4.4	3.1
Occupancy and equipment	8,967	8,127	10.3	4.1	3.4
Communications	7,561	7,136	6.0	3.5	3.0
Marketing and business development	6,718	6,683	0.5	3.1	2.8
Deal-related expenses	7,671	—	N/M	3.5	—
Trade execution and clearance	2,049	2,125	(3.6)	0.9	0.9
Goodwill impairment	—	114,363	N/M	—	47.5
Intangible asset amortization	2,615	3,822	(31.6)	1.2	1.6
Back office conversion costs	—	1,293	N/M	—	0.5
Other operating expenses	3,640	2,290	59.0	1.7	1.0
Total non-interest expenses	187,893	322,803	(41.8)	86.4	134.2

Income/(loss) before income tax expense/(benefit)	29,635	(82,236)	N/M	13.6	(34.2)

Income tax expense/(benefit)	7,365	(31,423)	N/M	3.4	(13.1)

Net income/(loss)	22,270	(50,813)	N/M	10.2	(21.1)

Net income/(loss) applicable to noncontrolling interests	247	(1,100)	N/M	0.1	(0.5)

Net income/(loss) applicable to Piper Jaffray Companies	$22,023	$(49,713)	N/M	10.1%	(20.7)%
N/M – Not meaningful

For the three months ended September 30, 2018, we recorded net income applicable to Piper Jaffray Companies of $22.0 million. Net revenues for the three months ended September 30, 2018 were $217.5 million, a 9.6 percent decrease compared to $240.6 million in the year-ago period. In the third quarter of 2018, investment banking revenues were $166.5 million, down 12.6 percent compared with $190.5 million in the prior-year period, as lower advisory services revenues were partially offset by higher equity financing revenues. For the three months ended September 30, 2018, institutional brokerage revenues decreased 9.0 percent to

$31.7 million, compared with $34.9 million in the third quarter of 2017, due to lower fixed income and equity institutional brokerage revenues. In the third quarter of 2018, asset management fees of $13.4 million were up 4.4 percent compared with $12.8 million in the third quarter of 2017 as higher management fees from our merchant banking funds were partially offset by lower management fees from both our master limited partnership ("MLP") and equity product offerings. For the three months ended September 30, 2018, net interest income was $2.9 million, up slightly from $2.8 million in the prior-year period. We recorded investment income of $3.1 million in the first quarter of 2018, compared with a loss of $0.4 million in the prior-year period. Non-interest expenses were $187.9 million for the three months ended September 30, 2018, down 41.8 percent compared to $322.8 million in the prior-year period, primarily due to a $114.4 million non-cash goodwill impairment charge recorded in the third quarter of 2017. Additionally, in the third quarter of 2018, lower compensation expenses from decreased revenues and lower acquisition-related compensation costs were partially offset by $7.7 million of reimbursed deal-related expenses. New accounting guidance, effective in 2018, requires the gross presentation of client reimbursed deal expenses.

New Revenue Recognition Guidance

As discussed in Note 2 to our unaudited consolidated financial statements, we adopted new revenue recognition guidance effective as of January 1, 2018. The previous broker dealer industry treatment of netting deal expenses with investment banking revenues was superseded under the new guidance. As a result of adopting the new guidance, we now present investment banking revenues gross of related client reimbursed deal expenses and deal-related expenses as non-interest expenses on the consolidated statements of operations, rather than the previous presentation of netting deal expenses incurred for completed investment banking deals within revenues. This change did not impact net income, however the financial measures for the three months ended September 30, 2018 were impacted as follows:

•	Higher net revenues,

•	Decreased compensation ratio,

•	Higher non-compensation expenses,

•	Higher non-compensation ratio, and

•	Lower pre-tax operating margin.

Deal-related expenses are deferred until completion of an investment banking transaction and beginning in 2018 are reported separately on the consolidated statements of operations. For the three months ended September 30, 2018, we reported higher investment banking revenues and higher non-compensation expenses of $7.7 million, respectively, as a result of this change.

In addition, beginning in 2018, we defer the recognition of performance fees on our merchant banking, energy and senior living alternative asset management funds until such fees are no longer subject to reversal, which will cause a delay in the recognition of these fees as revenue. With the exception of the above, our previous methods of recognizing investment banking revenues were not significantly impacted by the new guidance.

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

For the three months ended September 30, 2018, compensation and benefits expenses decreased to $139.2 million, compared with $169.5 million in the corresponding period of 2017, due to lower net revenues and decreased acquisition-related compensation costs, which were driven by a decline in compensation expenses related to a Simmons & Company International ("Simmons") performance award plan implemented at the time of acquisition. Compensation and benefits expenses as a percentage of net revenues was 64.0 percent in the third quarter of 2018, compared with 70.4 percent in the third quarter of 2017. The decreased compensation ratio reflects lower acquisition-related compensation and the impact of presenting investment banking revenues gross of related client reimbursed deal expenses, as required by new accounting guidance. This change resulted in a 230 bps decrease to the compensation ratio in the current quarter.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses increased 27.0 percent to $9.5 million in the third quarter of 2018, compared with $7.5 million in the corresponding period of 2017. Excluding the portion of expenses from non-controlled equity interests in our consolidated alternative asset management funds, outside services expenses increased 10.2 percent due to an increase in professional fees partially offset by a reduction in securities processing costs as there are services we no longer use following our migration to a fully disclosed clearing model in the third quarter of 2017.

Occupancy and Equipment – For the three months ended September 30, 2018, occupancy and equipment expenses increased 10.3 percent to $9.0 million, compared with $8.1 million for the three months ended September 30, 2017. The increase was primarily due to incremental occupancy costs related to transitioning to new office space in Houston, Texas.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the three months ended September 30, 2018, communication expenses increased to $7.6 million, compared with $7.1 million for the three months ended September 30, 2017. The increase was primarily due to higher market data services.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. For the three months ended September 30, 2018, marketing and business development expenses were $6.7 million, flat compared with the corresponding period of 2017.

Deal-Related Expenses – Deal-related expenses include costs we incurred over the course of a completed investment banking deal, which primarily consist of legal fees, offering expenses, and travel and entertainment costs. For the three months ended September 30, 2018, deal-related expenses were $7.7 million. Effective January 1, 2018, new revenue recognition guidance required us to present deal expenses on a gross basis under non-interest expenses on the consolidated statements of operations, rather than netting deal expenses incurred for completed investment banking deals within revenues. The amount of deal-related expenses for the year will principally be dependent on the level of deal activity and may vary from quarter to quarter as the recognition of deal-related costs typically coincides with the closing of a transaction. Based upon prior years' experience, we would expect approximately $5.0 million to $8.0 million of quarterly deal-related expenses.

Trade Execution and Clearance – For the three months ended September 30, 2018, trade execution and clearance expenses were $2.0 million, essentially flat compared with the corresponding period of 2017.

Goodwill Impairment – During the third quarter of 2017, we performed an interim goodwill impairment test, which resulted in a non-cash goodwill impairment charge of $114.4 million related to the asset management reporting unit. The impairment charge resulted from declining profitability in 2017.

Intangible Asset Amortization – Intangible asset amortization includes the amortization of definite-lived intangible assets consisting of customer relationships and the Simmons trade name. For the three months ended September 30, 2018, intangible asset amortization was $2.6 million, compared with $3.8 million in the corresponding period of 2017.

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

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses increased to $3.6 million in the third quarter of 2018, compared with $2.3 million in the third quarter of 2017. The increase was primarily due to higher expense related to our charitable giving program.

Income Taxes – The Tax Cuts and Jobs Act reduced the corporate federal tax rate from 35 percent to 21 percent effective January 1, 2018.

For the three months ended September 30, 2018, our provision for income taxes was $7.4 million, which included a $0.4 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of this benefit, our effective tax rate was 26.2 percent.

For the three months ended September 30, 2017, our benefit from income taxes was $31.4 million as a result of pre-tax losses related to the $114.4 million non-cash goodwill impairment charge. In the third quarter of 2017, we recorded a $0.3 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of this benefit, our effective tax rate was 37.8 percent.

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

Adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin exclude (1) revenues and expenses related to noncontrolling interests, (2) amortization of intangible assets related to acquisitions, (3) compensation and non-compensation expenses from acquisition-related agreements and (4) goodwill impairment charges. For U.S. GAAP purposes, these items are included in each of their respective line items on the consolidated statements of operations.

Capital Markets

The following table sets forth the Capital Markets adjusted segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Three Months Ended September 30,
	2018				2017
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$113,540	$—	$—	$113,540	$146,816	$—	$—	$146,816
Financing
Equities	32,188	—	—	32,188	22,117	—	—	22,117
Debt	20,936	—	—	20,936	21,687	—	—	21,687
Total investment banking	166,664	—	—	166,664	190,620	—	—	190,620

Institutional sales and trading
Equities	17,804	—	—	17,804	18,410	—	—	18,410
Fixed income	18,162	—	—	18,162	20,676	—	—	20,676
Total institutional sales and trading	35,966	—	—	35,966	39,086	—	—	39,086

Management and performance fees	1,806	—	—	1,806	678	—	—	678

Investment income/(loss)	1,290	1,876	—	3,166	324	(984)	—	(660)

Long-term financing expenses	(1,732)	—	—	(1,732)	(1,736)	—	—	(1,736)

Net revenues	203,994	1,876	—	205,870	228,972	(984)	—	227,988

Operating expenses	167,855	1,629	7,299	176,783	179,269	116	17,024	196,409

Segment pre-tax operating income	$36,139	$247	$(7,299)	$29,087	$49,703	$(1,100)	$(17,024)	$31,579

Segment pre-tax operating margin	17.7%			14.1%	21.7%			13.9%

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
Other adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Three Months Ended September 30,
(Dollars in thousands)	2018	2017
Compensation from acquisition-related agreements	$5,914	$14,309
Amortization of intangible assets related to acquisitions	1,214	2,544
Non-compensation expenses from acquisition-related agreements	171	171
	$7,299	$17,024

Capital Markets net revenues on a U.S. GAAP basis were $205.9 million for the three months ended September 30, 2018, compared with $228.0 million in the prior-year period. For the three months ended September 30, 2018, adjusted net revenues were $204.0 million, compared with $229.0 million in the third quarter of 2017. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis.

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

In the third quarter of 2018, investment banking revenues decreased 12.6 percent to $166.7 million, compared with $190.6 million in the corresponding period of the prior year. For the three months ended September 30, 2018, advisory services revenues were $113.5 million, down 22.7 percent compared to $146.8 million in the third quarter of 2017. We completed 45 transactions with an aggregate enterprise value of $8.5 billion in the third quarter of 2018, compared with 43 transactions with an aggregate enterprise value of $11.3 billion in the third quarter of 2017. Although the number of completed transactions was consistent year-over-year, our results in the prior-year period were elevated by several large fees. From quarter to quarter, our advisory services revenues are impacted by the timing and the number and size of deals closing. For the three months ended September 30, 2018, equity financing revenues were $32.2 million, up 45.5 percent compared with $22.1 million in the third quarter of 2017, reflecting more completed and larger transactions and higher revenue per transaction. During the third quarter of 2018, we completed 19 equity financings, raising $3.2 billion for our clients, compared with 16 equity financings, raising $1.9 billion for our clients in the comparable year-ago period. Debt financing revenues for the three months ended September 30, 2018 were $20.9 million, down 3.5 percent compared with $21.7 million in the year-ago period. Municipal issuance volumes are down on a year-over-year basis as a decrease in refunding activity resulting from higher interest rates and tax law changes has only been partially offset by an increase in new money issuance volume. The decline in refundings has had the most impact on our state and local government sector; however, revenues from our specialty sector practices have partially offset this decline. During the third quarter of 2018, we completed 116 negotiated municipal issues with a total par value of $4.1 billion, compared with 139 negotiated municipal issues with a total par value of $3.4 billion during the prior-year period.

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

For the three months ended September 30, 2018, institutional brokerage revenues were $36.0 million, a decrease of 8.0 percent compared with $39.1 million in the prior-year period, due to lower equity and fixed income institutional brokerage revenues. Equity institutional brokerage revenues were $17.8 million in the third quarter of 2018, down 3.3 percent compared with $18.4 million in the corresponding period of 2017. The manner in which market participants pay for trade execution and research services is in transition at a time when the overall fee pool is shrinking. This dynamic has negatively impacted our equity institutional brokerage revenues. For the three months ended September 30, 2018, fixed income institutional brokerage revenues were $18.2 million, down 12.2 percent compared with $20.7 million in the prior-year period due to fewer trading opportunities. Market conditions remain challenging as low relative, but rising, interest rates and a flattening yield curve continue to depress volumes and trading spreads.

Management and performance fees include the fees generated from our merchant banking, energy and senior living funds with outside investors. For the three months ended September 30, 2018, management and performance fees were $1.8 million, compared with $0.7 million in the prior-year period. The increase was due to higher assets under management in our merchant banking funds.

Investment income/(loss) includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our merchant banking, energy and senior living funds. For the three months ended September 30, 2018, investment income was $3.2 million, compared with an investment loss of $0.7 million in the corresponding period of 2017. We recorded higher gains in our merchant banking funds in the current period.

Long-term financing expenses primarily represent interest paid on our senior notes. For the three months ended September 30, 2018 and 2017, long-term financing expenses were $1.7 million, respectively. We repaid our $125 million fixed rate senior notes upon maturity on October 9, 2018.

Capital Markets segment pre-tax operating margin for the three months ended September 30, 2018 was 14.1 percent, compared with 13.9 percent for the corresponding period of 2017. Despite lower revenues compared to the year-ago period, segment pre-tax operating margin increased due to lower acquisition-related compensation. Adjusted segment pre-tax operating margin for the three months ended September 30, 2018 was 17.7 percent, compared with 21.7 percent for the corresponding period of 2017. Adjusted segment pre-tax operating margin decreased compared to the year-ago period due to lower revenues.

Asset Management

The following table sets forth the Asset Management segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Three Months Ended September 30,
	2018				2017
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
MLP	$6,681	$—	$—	$6,681	$6,844	$—	$—	$6,844
Equity	4,890	—	—	4,890	5,296	—	—	5,296
Total management fees	11,571	—	—	11,571	12,140	—	—	12,140

Performance fees
MLP	—	—	—	—	—	—	—	—
Equity	—	—	—	—	—	—	—	—
Total performance fees	—	—	—	—	—	—	—	—

Total management and performance fees	11,571	—	—	11,571	12,140	—	—	12,140

Investment income	87	—	—	87	439	—	—	439

Total net revenues	11,658	—	—	11,658	12,579	—	—	12,579

Operating expenses	9,709	—	1,401	11,110	10,753	—	115,641	126,394

Segment pre-tax operating income/(loss)	$1,949	$—	$(1,401)	$548	$1,826	$—	$(115,641)	$(113,815)

Segment pre-tax operating margin	16.7%			4.7%	14.5%			(904.8)%

(1)	Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Three Months Ended September 30,
(Dollars in thousands)	2018	2017
Goodwill impairment	$—	$114,363
Amortization of intangible assets related to acquisitions	1,401	1,278
	$1,401	$115,641

Management and performance fee revenues comprise the revenues generated from management and investment advisory services performed for separately managed accounts, registered funds and partnerships. Client asset inflows and outflows and investment performance have a direct effect on management and performance fee revenues. Management fees are generally based on the level of assets under management ("AUM") measured monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations or net client asset flows, will result in a corresponding increase or decrease in management fees. Fees vary with the type of assets managed and the vehicle in which they are managed. Performance fees are earned when the investment return on AUM exceeds certain benchmark targets or other performance targets over a specified measurement period. These performance fees are typically annual performance hurdles and recognized in the fourth quarter of the applicable year, or upon withdrawal of client assets. The level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in total AUM. At September 30, 2018, approximately five percent of our AUM was eligible to earn performance fees.

For the three months ended September 30, 2018, management fees were $11.6 million, a decrease of 4.7 percent, compared with $12.1 million in the prior-year period, due to lower management fees from both our MLP and equity product offerings. Management fees from our MLP strategies decreased slightly in the third quarter of 2018 to $6.7 million, compared with $6.8 million in the third quarter of 2017. In the third quarter of 2018, management fees related to our equity strategies were $4.9 million, down 7.7 percent compared to $5.3 million in the corresponding period of 2017, due to lower average effective revenue yield. The average effective revenue yield (total annualized management fees as a percentage of our average month-end AUM) for our equity strategies declined to 56 basis points for the third quarter of 2018, compared with 61 basis points for the prior-year period, driven by the mix of our equity products.

Investment income includes gains and losses from our investments in registered funds and private funds or partnerships that we manage. For the three months ended September 30, 2018, investment income was $0.1 million, compared with $0.4 million for the prior-year period.

Segment pre-tax operating margin for the three months ended September 30, 2018 was 4.7 percent. The negative segment pre-tax operating margin for the three months ended September 30, 2017 was due to the $114.4 million non-cash goodwill impairment charge. Adjusted segment pre-tax operating margin improved from 14.5 percent in the third quarter of 2017 to 16.7 percent in the third quarter of 2018 due to initiatives to reduce operating expenses as market conditions remain challenging.

The following table summarizes the changes in our AUM for the periods presented:

			Twelve
	Three Months Ended		Months Ended
	September 30,		September 30,
(Dollars in millions)	2018	2017	2018
MLP
Beginning of period	$4,016	$4,304	$4,043
Net outflows	(211)	(210)	(138)
Net market appreciation/(depreciation)	184	(51)	84
End of period	$3,989	$4,043	$3,989

Equity
Beginning of period	$3,467	$4,276	$3,585
Net outflows	(325)	(862)	(591)
Net market appreciation	177	171	325
End of period	$3,319	$3,585	$3,319

Total
Beginning of period	$7,483	$8,580	$7,628
Net outflows	(536)	(1,072)	(729)
Net market appreciation	361	120	409
End of period	$7,308	$7,628	$7,308

Financial Summary for the nine months ended September 30, 2018 and September 30, 2017

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
			2018
(Dollars in thousands)	2018	2017	v2017	2018	2017
Revenues:
Investment banking	$411,203	$461,260	(10.9)%	73.4%	72.2%
Institutional brokerage	92,415	111,083	(16.8)	16.5	17.4
Asset management	38,706	44,011	(12.1)	6.9	6.9
Interest	25,183	22,649	11.2	4.5	3.5
Investment income	6,706	15,406	(56.5)	1.2	2.4
Total revenues	574,213	654,409	(12.3)	102.5	102.4

Interest expense	14,142	15,568	(9.2)	2.5	2.4

Net revenues	560,071	638,841	(12.3)	100.0	100.0

Non-interest expenses:
Compensation and benefits	369,895	438,161	(15.6)	66.0	68.6
Outside services	29,024	27,612	5.1	5.2	4.3
Occupancy and equipment	26,476	24,846	6.6	4.7	3.9
Communications	24,112	22,025	9.5	4.3	3.4
Marketing and business development	21,702	22,512	(3.6)	3.9	3.5
Deal-related expenses	18,888	—	N/M	3.4	—
Trade execution and clearance	6,240	5,864	6.4	1.1	0.9
Restructuring costs	3,770	—	N/M	0.7	—
Goodwill impairment	—	114,363	N/M	—	17.9
Intangible asset amortization	7,845	11,466	(31.6)	1.4	1.8
Back office conversion costs	—	3,027	N/M	—	0.5
Other operating expenses	9,187	8,525	7.8	1.6	1.3
Total non-interest expenses	517,139	678,401	(23.8)	92.3	106.2

Income/(loss) before income tax expense/(benefit)	42,932	(39,560)	N/M	7.7	(6.2)

Income tax expense/(benefit)	5,351	(26,912)	N/M	1.0	(4.2)

Net income/(loss)	37,581	(12,648)	N/M	6.7	(2.0)

Net income applicable to noncontrolling interests	(1,271)	3,217	N/M	(0.2)	0.5

Net income/(loss) applicable to Piper Jaffray Companies	$38,852	$(15,865)	N/M	6.9%	(2.5)%
N/M – Not meaningful

Except as discussed below, the description of non-interest expenses and net revenues as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.

For the nine months ended September 30, 2018, we recorded net income applicable to Piper Jaffray Companies of $38.9 million. Net revenues for the nine months ended September 30, 2018 decreased 12.3 percent to $560.1 million, compared with $638.8 million in the year-ago period. In the first nine months of 2018, investment banking revenues were $411.2 million, down 10.9 percent compared with $461.3 million in the prior-year period as higher equity financing revenues were more than offset by lower advisory services and debt financing revenues. For the nine months ended September 30, 2018, institutional brokerage revenues decreased 16.8 percent to $92.4 million, compared with $111.1 million in the first nine months of 2017, due to lower fixed income and equity institutional brokerage revenues. In the first nine months of 2018, asset management fees were $38.7 million, down 12.1 percent compared with $44.0 million in the first nine months of 2017, due to lower management fees from our MLP and equity product offerings. In the first nine months of 2018, net interest income increased to $11.0 million, compared with $7.1 million in the prior-year period. The increase was due to higher interest income earned during the first quarter of 2018 on municipal securities as a result of higher average inventory balances. The increase was also attributable to lower costs of financing given our level of capital, as well as lower long-term financing expenses. We repaid $50 million of Class A senior notes upon maturity on May 31, 2017. For the nine months ended September 30, 2018, investment income was $6.7 million, compared with $15.4 million in the prior-year period. Non-interest expenses were $517.1 million for the nine months ended September 30, 2018, down 23.8 percent compared with $678.4 million in the year-ago period, primarily due to the inclusion of a $114.4 million non-cash goodwill impairment charge in the third quarter of 2017. Also, for the nine months ended September 30, 2018, lower compensation expenses from decreased revenues and lower acquisition-related costs were partially offset by higher restructuring costs and deal-related expenses. As previously discussed, beginning in 2018, new accounting guidance requires the gross presentation of client reimbursed deal expenses.

Consolidated Non-Interest Expenses

Trade Execution and Clearance – For the nine months ended September 30, 2018, trade execution and clearance expenses increased to $6.2 million, compared with $5.9 million for the corresponding period of 2017, due to higher trading execution expenses. As a result of migrating to a fully disclosed clearing model, securities processing expenses that were previously recorded under Outside Services, are now reflected as trade execution charges.

Restructuring Costs – For the nine months ended September 30, 2018, we incurred restructuring costs of $3.8 million related to our brokerage and asset management businesses. Restructuring costs include $3.5 million of severance benefits, $0.1 million for vacated leased office space, and $0.2 million for contract termination fees. We do not anticipate incurring additional restructuring costs in 2018.

Income Taxes – The Tax Cuts and Jobs Act reduced the corporate federal tax rate from 35 percent to 21 percent effective January 1, 2018. SEC Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118") permitted companies to report a provisional amount in the 2017 financial statements if the accounting for income tax effects of the Tax Cuts and Jobs Act was incomplete as of December 31, 2017. This provisional amount would be subject to adjustment in subsequent periods during a defined measurement period.

For the nine months ended September 30, 2018, our provision for income taxes was $5.4 million. In the first nine months of 2018, we recorded a $6.8 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. Additionally, pursuant to SAB 118, we recorded an additional $1.0 million of income tax expense for the nine months ended September 30, 2018 related to revaluing our deferred tax assets at the lower federal tax rate. Excluding the impact of these items, our effective tax rate was 26.2 percent for the nine months ended September 30, 2018.
For the nine months ended September 30, 2017, our benefit from income taxes was $26.9 million as a result of pre-tax losses related to the $114.4 million non-cash goodwill impairment charge. In the first nine months of 2017, we recorded a $9.1 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of this benefit, our effective tax rate was 45.1 percent for the nine months ended September 30, 2017.

Segment Performance

Capital Markets

The following table sets forth the Capital Markets adjusted segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Nine Months Ended September 30,
	2018				2017
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$266,083	$—	$—	$266,083	$332,205	$—	$—	$332,205
Financing
Equities	99,868	—	—	99,868	70,229	—	—	70,229
Debt	45,473	—	—	45,473	60,066	—	—	60,066
Total investment banking	411,424	—	—	411,424	462,500	—	—	462,500

Institutional sales and trading
Equities	54,951	—	—	54,951	59,085	—	—	59,085
Fixed income	52,932	—	—	52,932	63,137	—	—	63,137
Total institutional sales and trading	107,883	—	—	107,883	122,222	—	—	122,222

Management and performance fees	4,824	—	—	4,824	4,172	—	—	4,172

Investment income	5,250	2,357	—	7,607	10,275	4,880	—	15,155

Long-term financing expenses	(5,351)	—	—	(5,351)	(6,003)	—	—	(6,003)

Net revenues	524,030	2,357	—	526,387	593,166	4,880	—	598,046

Operating expenses	450,786	3,628	27,610	482,024	484,677	1,663	38,362	524,702

Segment pre-tax operating income	$73,244	$(1,271)	$(27,610)	$44,363	$108,489	$3,217	$(38,362)	$73,344

Segment pre-tax operating margin	14.0%			8.4%	18.3%			12.3%

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
Other adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Compensation from acquisition-related agreements	$23,455	$30,301
Amortization of intangible assets related to acquisitions	3,643	7,633
Non-compensation expenses from acquisition-related agreements	512	428
	$27,610	$38,362

Capital Markets net revenues on a U.S. GAAP basis were $526.4 million for the nine months ended September 30, 2018, compared with $598.0 million in the prior-year period. In the first nine months of 2018, Capital Markets adjusted net revenues were $524.0 million, compared with $593.2 million in the first nine months of 2017. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis.

In the first nine months of 2018, investment banking revenues decreased 11.0 percent to $411.4 million, compared with $462.5 million in the corresponding period of the prior year. For the nine months ended September 30, 2018, advisory services revenues decreased 19.9 percent to $266.1 million, compared with $332.2 million in the first nine months of 2017. The decrease was driven by lower revenue per transaction as our number of completed deals was consistent year-over-year. Additionally, our revenues in 2017 were elevated by several large fees. We completed 118 transactions with an aggregate enterprise value of $18.6 billion in the first nine months of 2018, compared with 118 transactions with an aggregate enterprise value of $27.8 billion in the first nine months of 2017. For the nine months ended September 30, 2018, equity financing revenues were $99.9 million, an increase of 42.2 percent compared with $70.2 million in the prior-year period, due to more completed transactions and higher revenue per transaction. The majority of our equity financing revenues are in the sub-$2 billion fee pool market. On a year-to-date basis, our revenues in this market were up approximately 20 percent, while the sub-$2 billion fee pool was up approximately 11 percent, reflecting market share gains. During the first nine months of 2018, we completed 70 equity financings, raising $13.3 billion for our clients, compared with 60 equity financings, raising $12.0 billion for our clients in the year-ago period. Debt financing revenues for the nine months ended September 30, 2018 were $45.5 million, down 24.3 percent compared with $60.1 million in the year-ago period, due to lower public finance revenues as municipal market issuance volume has declined meaningfully compared to the prior-year period. The first quarter of 2018 experienced a significant decline in public finance issuance volume due to record issuance volume in the fourth quarter of 2017 as issuers accelerated financings before the implementation of federal tax law changes in 2018. Municipal issuance volume began to rebound in the second and third quarters of 2018, but it is still down on a year-over-year basis as the increase in new money issuance volume has not offset the decrease in refunding activity. During the first nine months of 2018, we completed 297 negotiated municipal issues with a total par value of $8.1 billion, compared with 421 negotiated municipal issues with a total par value of $10.5 billion during the prior-year period.

For the nine months ended September 30, 2018, institutional brokerage revenues decreased 11.7 percent to $107.9 million, compared with $122.2 million in the prior-year period, due to lower equity and fixed income institutional brokerage revenues. Equity institutional brokerage revenues decreased 7.0 percent to $55.0 million in the first nine months of 2018, compared with $59.1 million in the corresponding period of 2017, due to changes in how equity market participants pay for equity research and trade execution services at a time when the overall fee pool is shrinking. Global market participants are shifting trade execution to low-touch providers and paying for research services separately, a result of the MiFID II regulation that became effective in the European Union in 2018. For the nine months ended September 30, 2018, fixed income institutional brokerage revenues were $52.9 million, down 16.2 percent compared with $63.1 million in the prior-year period, due to lower trading gains and a decline in customer flow activity. Industry returns for municipal bonds in the first quarter of 2018 were the worst in nearly a decade, resulting in a decline in the value of municipal securities. Also, customer demand was muted due to the impact of federal tax reform on the municipal asset class. Unfavorable market conditions, exacerbated by low relative, but rising, interest rates and a flattening yield curve, continued into the second and third quarters of 2018 and resulted in limited trading opportunities.

For the nine months ended September 30, 2018, management and performance fees were $4.8 million, up compared with $4.2 million in the prior-year period, due to higher assets under management in our merchant banking funds. The increase was partially offset by lower performance fees. Upon adopting new revenue recognition guidance effective as of January 1, 2018, we now defer the recognition of performance fees on our merchant banking, energy and senior living funds until such fees are no longer subject to reversal, which will cause a delay in the recognition of these fees as revenue.

For the nine months ended September 30, 2018, long-term financing expenses decreased to $5.4 million, compared with $6.0 million in the prior-year period. We repaid $50 million of Class A senior notes upon maturity on May 31, 2017. We expect further reductions in our long-term financing expenses as we repaid our $125 million Class C senior notes upon maturity on October 9, 2018.

Capital Markets segment pre-tax operating margin for the nine months ended September 30, 2018 was 8.4 percent, compared with 12.3 percent for the corresponding period of 2017. Adjusted segment pre-tax operating margin for the nine months ended September 30, 2018 was 14.0 percent, compared with 18.3 percent for the corresponding period of 2017. The decreased pre-tax operating margin for both U.S. GAAP and adjusted results was attributable to lower revenues, as well as incremental restructuring costs.

Asset Management

The following table sets forth the Asset Management segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Nine Months Ended September 30,
	2018				2017
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
MLP	$19,328	$—	$—	$19,328	$21,361	$—	$—	$21,361
Equity	14,546	—	—	14,546	18,478	—	—	18,478
Total management fees	33,874	—	—	33,874	39,839	—	—	39,839

Performance fees
MLP	—	—	—	—	—	—	—	—
Equity	8	—	—	8	—	—	—	—
Total performance fees	8	—	—	8	—	—	—	—

Total management and performance fees	33,882	—	—	33,882	39,839	—	—	39,839

Investment income/(loss)	(198)	—	—	(198)	956	—	—	956

Total net revenues	33,684	—	—	33,684	40,795	—	—	40,795

Operating expenses	30,913	—	4,202	35,115	35,503	—	118,196	153,699

Segment pre-tax operating income/(loss)	$2,771	$—	$(4,202)	$(1,431)	$5,292	$—	$(118,196)	$(112,904)

Segment pre-tax operating margin	8.2%			(4.2)%	13.0%			(276.8)%

(1)	Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Goodwill impairment	$—	$114,363
Amortization of intangible assets related to acquisitions	4,202	3,833
	$4,202	$118,196

For the nine months ended September 30, 2018, management fees were $33.9 million, a decrease of 15.0 percent compared with $39.8 million in the prior-year period due to lower management fees from both our MLP and equity product offerings. Management fees from our MLP strategies decreased 9.5 percent in the first nine months of 2018 to $19.3 million, compared with $21.4 million in the first nine months of 2017, due to lower average AUM. In the first nine months of 2018, management fees related to our equity strategies were $14.5 million, down 21.3 percent compared to $18.5 million in the corresponding period of 2017, due to lower average AUM and a lower average effective revenue yield. The average effective revenue yield for our equity strategies was 56 basis points for the nine months ended September 30, 2018, down from 63 basis points for the nine months ended September 30, 2017.

Segment pre-tax operating margin for the nine months ended September 30, 2018 was a negative 4.2 percent due to declining profitability in the business. The negative segment pre-tax operating margin for the nine months ended September 30, 2017 was driven by the $114.4 million non-cash goodwill impairment charge. Adjusted segment operating margin declined from 13.0 percent in the first nine months of 2017 to 8.2 percent in the first nine months of 2018.

The following table summarizes the changes in our AUM for the periods presented:

			Twelve
	Nine Months Ended		Months Ended
	September 30,		September 30,
(Dollars in millions)	2018	2017	2018
MLP
Beginning of period	$3,790	$4,616	$4,043
Net inflows/(outflows)	46	(240)	(138)
Net market appreciation/(depreciation)	153	(333)	84
End of period	$3,989	$4,043	$3,989

Equity
Beginning of period	$3,556	$4,115	$3,585
Net outflows	(420)	(832)	(591)
Net market appreciation	183	302	325
End of period	$3,319	$3,585	$3,319

Total
Beginning of period	$7,346	$8,731	$7,628
Net outflows	(374)	(1,072)	(729)
Net market appreciation/(depreciation)	336	(31)	409
End of period	$7,308	$7,628	$7,308

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

We anticipate completing our 2018 annual goodwill and intangible asset impairment testing in the fourth quarter of 2018.

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

Beginning in 2017, we initiated the payment of a quarterly cash dividend to holders of our common stock, which includes unvested restricted shares. Our board of directors also approved a dividend policy intended to return between 30 percent and 50 percent of our adjusted net income from the previous fiscal year to shareholders. This includes an annual special cash dividend, payable in the first quarter of each year. Our board of directors determines the declaration and payment of dividends on an annual and quarterly basis, and is free to change our dividend policy at any time.

Our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 2, 2017	$0.3125	February 20, 2017	March 13, 2017
April 27, 2017	$0.3125	May 26, 2017	June 15, 2017
July 27, 2017	$0.3125	August 28, 2017	September 15, 2017
October 26, 2017	$0.3125	November 29, 2017	December 15, 2017
February 1, 2018 (1)	$1.6200	February 26, 2018	March 15, 2018
February 1, 2018	$0.3750	February 26, 2018	March 15, 2018
April 27, 2018	$0.3750	May 25, 2018	June 15, 2018
July 27, 2018	$0.3750	August 24, 2018	September 14, 2018
October 26, 2018	$0.3750	November 28, 2018	December 14, 2018

(1)	Represents the annual special cash dividend based on fiscal year 2017 results.

Effective September 30, 2017, our board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2019. During the nine months ended September 30, 2018, we repurchased 124,606 shares of our common stock at an average price of $72.26 per share for an aggregate purchase price of $9.0 million related to this authorization. We have $141.0 million remaining under this authorization.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During the first nine months of 2018, we purchased 264,254 shares or $22.7 million of our common stock for this purpose.

Leverage

The following table presents total assets, adjusted assets, total shareholders' equity and tangible shareholders' equity with the resulting leverage ratios as of:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Total assets	$1,493,436	$2,024,683
Deduct: Goodwill and intangible assets	(96,844)	(104,689)
Deduct: Assets from noncontrolling interests	(55,502)	(54,917)
Adjusted assets	$1,341,090	$1,865,077

Total shareholders' equity	$747,415	$741,235
Deduct: Goodwill and intangible assets	(96,844)	(104,689)
Deduct: Noncontrolling interests	(47,204)	(47,903)
Tangible common shareholders' equity	$603,367	$588,643

Leverage ratio (1)	2.0	2.7

Adjusted leverage ratio (2)	2.2	3.2

(1)	Leverage ratio equals total assets divided by total shareholders' equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders' equity.

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

Pershing Clearing Arrangement – We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, the majority of our securities inventories and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our clearing arrangement activities are recorded net from trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Jaffray & Co. to maintain excess net capital of $120 million. At September 30, 2018, we had no financing outstanding under this arrangement.

Commercial Paper Program – Our U.S. broker dealer subsidiary, Piper Jaffray & Co., issues secured commercial paper to fund a portion of its securities inventory. This commercial paper is currently issued under two separate programs, CP Series A and CP Series II A, and is secured by different inventory classes, which is reflected in the interest rate paid on the respective program. The programs can issue commercial paper with maturities of 27 to 270 days. CP Series II A includes a covenant that requires Piper Jaffray & Co. to maintain excess net capital of $100 million. The following table provides information about our commercial paper programs at September 30, 2018:

(Dollars in millions)	CP Series A	CP Series II A
Maximum amount that may be issued	$300.0	$200.0
Amount outstanding	—	50.0

Weighted average maturity, in days	—	10
Weighted average maturity at issuance, in days	—	34

Prime Broker Arrangements – We have established an arrangement to obtain overnight financing by a single prime broker related to certain strategic trading activities in municipal securities. We completed the liquidation of the municipal securities inventories associated with these strategic trading activities in the third quarter of 2018, and have closed this prime broker arrangement as we no longer have a need for the funding source. Financing under this arrangement was secured primarily by municipal securities, and collateral limitations could have reduced the amount of funding available. The funding was at the discretion of the prime broker and could have been denied subject to a notice period. Our prime broker financing activities were recorded net of receivables from trading activity.

Additionally, we have established a second overnight financing arrangement with another broker dealer related to our convertible securities inventories. Financing under this arrangement is secured primarily by convertible securities, and collateral limitations could reduce the amount of funding available. The funding is at the discretion of the prime broker and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers and clearing organizations, net of trading activity. At September 30, 2018, we had $96.9 million of financing outstanding under this prime broker arrangement.

Committed Lines – Our committed line is a one-year $200 million revolving secured credit facility. We use our committed credit facility in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under the facility varies daily based on our funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co. to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 14, 2018. This credit facility has been in place since 2008 and we anticipate being able to renew the facility for another one-year term in the fourth quarter of 2018. At September 30, 2018, we had no advances against this line of credit.

Uncommitted Line – We use this uncommitted line in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted line varies daily based on our funding needs. Our $85 million uncommitted secured line is dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under this secured line. Our uncommitted line is discretionary and is not a commitment by the bank to provide an advance under the line. More specifically, the line is subject to approval by the bank each time an advance is requested and advances may be denied, which may be particularly true during times of market stress or market perceptions of our exposures. We manage our relationship with the bank that provides this uncommitted facility in order to have appropriate levels of funding for our business. At September 30, 2018, we had no advances against this line of credit.

The following tables present the average balances outstanding for our various funding sources by quarter for 2018 and 2017, respectively.

	Average Balance for the Three Months Ended
(Dollars in millions)	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018
Funding source:
Pershing clearing arrangement	$0.4	$90.0	$47.1
Commercial paper	50.0	50.0	50.0
Prime broker arrangements	112.4	218.8	336.5
Short-term bank loans	—	—	—
Total	$162.8	$358.8	$433.6

	Average Balance for the Three Months Ended
(Dollars in millions)	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017
Funding source:
Pershing clearing arrangement	$20.6	$26.3	$—	$—
Commercial paper	49.5	30.3	117.1	137.7
Prime broker arrangements	221.1	175.2	192.6	204.9
Short-term bank loans	—	6.0	67.1	2.5
Total	$291.2	$237.8	$376.8	$345.1

The average funding in the third quarter of 2018 decreased to $162.8 million, compared with $358.8 million during the second quarter of 2018, driven by the liquidation of our remaining municipal securities inventories associated with certain strategic trading activities, which were previously financed through one of our prime broker arrangements. Average funding declined compared to the corresponding period of 2017 due to lower inventory balances and the accumulation of cash from operations.

The following table presents the maximum daily funding amount by quarter for 2018 and 2017, respectively.

(Dollars in millions)	2018	2017
First Quarter	$613.1	$543.4
Second Quarter	$505.0	$538.3
Third Quarter	$263.5	$418.7
Fourth Quarter		$569.9

Senior Notes

We have entered into variable and fixed rate senior notes with certain entities advised by Pacific Investment Management Company ("PIMCO"). At September 30, 2018, we carried an outstanding senior notes balance of $125.0 million.

On October 8, 2015, we entered into a second amended and restated note purchase agreement ("Second Amended and Restated Note Purchase Agreement") under which we issued $125 million of fixed rate Class C Notes. The Class C Notes bear interest at an annual fixed rate of 5.06 percent, are payable semi-annually and matured on October 9, 2018. The unpaid principal amount was due in full on the maturity date. The $50 million of variable rate Class A Notes issued in 2014 were repaid in full on the May 31, 2017 maturity date.

The Second Amended and Restated Note Purchase Agreement includes customary events of default and covenants that, among other things, require us to maintain a minimum consolidated tangible net worth and minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. At September 30, 2018, we were in compliance with all covenants.

The $125 million of fixed rate Class C Notes issued in 2015 were repaid in full on the October 9, 2018 maturity date. Given our level of capital and strong cash generation from earnings, we decided not to renew our long-term borrowings.

Contractual Obligations

Our contractual obligations have not materially changed from those reported in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, except for our operating lease obligations. On April 3, 2018, we entered into a new lease agreement for our Houston, Texas office location.

	Remainder of	2019	2021	2023 and
(Dollars in millions)	2018	-2020	-2022	thereafter	Total
Operating lease obligations	$3.6	$27.3	$17.3	$22.9	$71.1

New Leases Guidance

As discussed in Note 2 to our unaudited consolidated financial statements, we will adopt new accounting guidance related to leases effective as of January 1, 2019. The guidance requires lessees to recognize all leases, including operating leases, with a term greater than 12 months on the statements of financial position. As of September 30, 2018, we had approximately 65 operating leases for office space with aggregate minimum lease commitments of $71.1 million. Upon adoption of the new guidance, lease commitments will be reflected on our statement of financial condition as a right-of-use asset and a lease commitment liability. The new guidance is not expected to materially impact Piper Jaffray & Co.'s net capital position.

Capital Requirements

As a registered broker dealer and member firm of the Financial Industry Regulatory Authority, Inc. ("FINRA"), Piper Jaffray & Co., our U.S. broker dealer subsidiary, is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At September 30, 2018, our net capital under the SEC's uniform net capital rule was $199.1 million, and exceeded the minimum net capital required under the SEC rule by $198.1 million.

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

At September 30, 2018, Piper Jaffray Ltd., our broker dealer subsidiary registered in the United Kingdom, was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Jaffray Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At September 30, 2018, Piper Jaffray Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Trade Commission.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2021	2023		September 30,	December 31,
(Dollars in thousands)	2018	2019	2020	- 2022	- 2024	Later	2018	2017
Customer matched-book derivative contracts (1) (2)	$—	$31,050	$23,450	$50,450	$160,050	$2,337,498	$2,602,498	$2,819,006
Trading securities derivative contracts (2)	224,300	9,500	—	—	—	9,375	243,175	399,450
Equity option derivative contracts (2)	—	—	—	—	—	—	—	9,635
Investment commitments (3)	—	—	—	—	—	—	80,629	72,467

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $178.6 million at September 30, 2018) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At September 30, 2018, we had $13.5 million of credit exposure with these counterparties, including $10.8 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At September 30, 2018 and December 31, 2017, the net fair value of these derivative contracts approximated $9.2 million and $20.5 million, respectively.

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

Investment Commitments

We have investments, including those made as part of our merchant banking activities, in various limited partnerships or limited liability companies that provide financing or make investments in companies. We commit capital and/or act as the managing partner of these entities. We have committed capital of $80.6 million to certain entities and these commitments generally have no specified call dates.

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

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Interest Rate Risk	$399	$965
Equity Price Risk	53	62
Diversification Effect (1)	(44)	(40)
Total Value-at-Risk	$408	$987

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

The aggregate VaR as of September 30, 2018 was lower than the reported VaR on December 31, 2017. The decrease in VaR was due to lower inventory levels and our mix of inventory compared to the end of 2017.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average VaR calculated for each component of market risk during the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively.

(Dollars in thousands)	High	Low	Average
For the Nine Months Ended September 30, 2018
Interest Rate Risk	$1,084	$329	$703
Equity Price Risk	91	21	56
Diversification Effect (1)			(40)
Total Value-at-Risk	$1,101	$336	$719

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2017
Interest Rate Risk	$1,235	$480	$785
Equity Price Risk	178	28	81
Diversification Effect (1)			(57)
Total Value-at-Risk	$1,244	$506	$809

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses exceeded our one-day VaR on one occasion during the first nine months of 2018.

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

We have concentrated counterparty credit exposure with five non-publicly rated entities totaling $13.5 million at September 30, 2018. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represents 79.8 percent, or $10.8 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

During the third quarter of our fiscal year ending December 31, 2018, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2018.

				Total Number of Shares	Approximate Dollar
				Purchased as Part of	Value of Shares Yet to be
	Total Number of		Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased		Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(July 1, 2018 to July 31, 2018)	11,889		$75.80	—	$146	million
Month #2
(August 1, 2018 to August 31, 2018)	3,210		$77.35	—	$146	million
Month #3
(September 1, 2018 to September 30, 2018)	74,841	(2)	$74.84	67,892	$141	million
Total	89,940		$75.06	67,892	$141	million

(1)	Effective September 30, 2017, our board of directors authorized the repurchase of up to $150.0 million of common stock through September 30, 2019.

(2)
Consists of 67,892 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $74.62 per share, and 6,949 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price of $77.00 per share.

ITEM 6.    EXHIBITS.

Exhibit Index
Exhibit		Method
Number	Description	of Filing

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Filed herewith
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of September 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and (v) the notes to the Consolidated Financial Statements.
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIPER JAFFRAY COMPANIES

Date:	November 5, 2018	By	/s/ Chad R. Abraham
		Its	Chief Executive Officer

Date:	November 5, 2018	By	/s/ Timothy L. Carter
		Its	Chief Financial Officer