Form 10-K
period 2018-12-31
PIPER JAFFRAY COMPANIES
filed 2019-02-26
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑
The aggregate market value of the 14,717,742 shares of the Registrant's Common Stock, par value $0.01 per share, held by non-affiliates based upon the last sale price, as reported on the New York Stock Exchange, of the Common Stock on June 30, 2018 was approximately $1.1 billion.
As of February 20, 2019, the registrant had 14,638,496 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2019 Annual Meeting of Shareholders to be held on May 17, 2019.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2018 (this "Form 10-K") contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include, among other things, statements other than historical information or statements of current conditions and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of this Form 10-K and in our subsequent reports filed with the Securities and Exchange Commission ("SEC"). Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "Risk Factors" in Part I, Item 1A of this Form 10-K, as well as those factors discussed under "External Factors Impacting Our Business" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K and in our subsequent reports filed with the SEC. Our SEC reports are available at our Web site at www.piperjaffray.com and at the SEC's Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

ITEM 1.     BUSINESS.

Overview

Piper Jaffray Companies ("Piper Jaffray") is an investment bank and asset management firm, serving the needs of corporations, private equity groups, public entities, non-profit entities and institutional investors in the U.S. and internationally. Founded in 1895, Piper Jaffray provides a broad set of products and services, including financial advisory services; equity and debt capital markets products; public finance services; equity research and institutional brokerage; fixed income institutional brokerage; and asset management services. Our headquarters are located in Minneapolis, Minnesota and we have offices across the United States and international locations in London, Aberdeen and Hong Kong. We market our investment banking and institutional securities business under Piper Jaffray and Simmons Energy – A Division of Piper Jaffray. Our traditional asset management business is marketed under Advisory Research, Inc.

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

•
Equity and Fixed Income Institutional Brokerage – We offer both equity and fixed income advisory and trade execution services for institutional investors and government and non-profit entities. Integral to our capital markets efforts, we have equity sales and trading relationships with institutional investors in North America and Europe that invest in our core sectors. Our research analysts provide investment ideas and support to our trading clients on approximately 650 companies. Our fixed income sales and trading professionals have expertise in municipal, corporate, mortgage, agency, treasury and structured product securities and cover a range of institutional investors. We principally engage in trading activities to facilitate customer needs. Our strategic trading activities (i.e., proprietary trading) are dedicated solely to investing firm capital, and focus principally on proprietary investments in municipal bonds and U.S. government agency securities.

•
Principal Investments – We engage in merchant banking activities, which involve equity investments in late stage private companies. Additionally, we have investments in private equity funds and other firm investments.

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

As of December 31, 2018, total assets under management ("AUM") were $5.8 billion, of which approximately 53 percent was invested in MLPs and energy infrastructure securities and 47 percent in equities. As of the same date, approximately 79 percent of our AUM was invested in domestic investment strategies and 21 percent was invested in global investment strategies. Approximately 50 percent of our AUM as of December 31, 2018 was managed on behalf of institutional clients, including pension funds, corporations, foundations and endowments, and through mutual fund sponsors and registered advisors. Approximately 31 percent of our AUM was managed through sub-advisory relationships on closed-end funds, and approximately 19 percent of our AUM was managed on behalf of individual client relationships, which are principally high net worth individuals.

Financial Information about Geographic Areas

As of December 31, 2018, the substantial majority of our net revenues and long-lived assets were located in the U.S.

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

Employees

As of February 20, 2019, we had approximately 1,262 employees, of whom approximately 762 were registered with the Financial Industry Regulatory Authority, Inc. ("FINRA").

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

Our U.S. broker dealer subsidiary (Piper Jaffray & Co.) is registered as a securities broker dealer with the SEC and is a member of various SROs and securities exchanges. In July 2007, the National Association of Securities Dealers and the member regulation, enforcement and arbitration functions of the New York Stock Exchange ("NYSE") consolidated to form FINRA, which now serves as the primary SRO of Piper Jaffray & Co., although the NYSE continues to have oversight over NYSE-related market activities. FINRA regulates many aspects of our U.S. broker dealer business, including registration, education and conduct of our broker dealer employees, examinations, rulemaking, enforcement of these rules and the federal securities laws, trade reporting and the administration of dispute resolution between investors and registered firms. We have agreed to abide by the rules of FINRA (as well as those of the NYSE and other SROs), and FINRA has the power to expel, fine and otherwise discipline Piper Jaffray & Co. and its officers, directors and employees. Among the rules that apply to Piper Jaffray & Co. are the uniform net capital rule of the SEC (Rule 15c3-1) and the net capital rule of FINRA. Both rules set a minimum level of net capital a broker dealer must maintain and also require that a portion of the broker dealer's assets be relatively liquid. Under the applicable FINRA rule, FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below FINRA requirements. In addition, Piper Jaffray & Co. is subject to certain notification requirements related to withdrawals of excess net capital. As a result of these rules, our ability to make withdrawals of capital from Piper Jaffray & Co. may be limited. In addition, Piper Jaffray & Co. is licensed as a broker dealer in each of the 50 states, requiring us to comply with applicable laws, rules and regulations of each state. Any state may revoke a license to conduct a securities business and fine or otherwise discipline broker dealers and their officers, directors and employees.

We also operate one entity that is authorized, licensed and regulated by the U.K. Financial Conduct Authority and registered under the laws of England and Wales, as well as an entity that is authorized, licensed and regulated by the Hong Kong Securities and Futures Commission and registered under the laws of Hong Kong. The U.K. Financial Conduct Authority and the Hong Kong Securities and Futures Commission regulate these entities (in their respective jurisdictions) in areas of capital adequacy, customer protection and business conduct, among others. We also have a subsidiary organized in Guernsey and regulated by the Guernsey Financial Services Commission ("GFSC").

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

We maintain subsidiaries that are registered as investment advisors with the SEC and subject to regulation and oversight by the SEC. Advisory Research, Inc. ("ARI"), Piper Jaffray Investment Management LLC ("PJIM"), and PJC Capital Partners LLC are asset management subsidiaries and registered investment advisors. As registered investment advisors, these entities are subject to requirements that relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between advisor and advisory clients, as well as general anti-fraud prohibitions. Piper Jaffray & Co. is also a registered investment advisor and subject to these requirements. Also, certain investment funds that we manage are registered investment companies under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Those funds and entities that serve as the funds' investment advisors are subject to the Investment Company Act and the rules and regulations of the SEC, which regulate the relationship between a registered investment company and its investment advisor and prohibit or severely restrict principal transactions or joint transactions, among other requirements. ARI is also authorized by the Irish Financial Services Regulatory Authority as an investment advisor in Ireland and cleared by the Luxembourg Commission de Surviellance du Secteur Financier as a manager to Luxembourg funds. ARI was the investment advisor for Advisory Research Global Funds PLC, an open-ended investment company with variable capital authorized and regulated by the Central Bank of Ireland pursuant to the European Communities Regulations (Undertakings for Collective Investments in Transferable Securities or "UCITS"). Advisory Research Global Funds PLC closed in 2017 and liquidated in 2018. PJIM is registered with the Commodity Futures Trading Commission ("CFTC") and the National Futures Association ("NFA") as a commodities pool operator. The registrations with the CFTC and NFA allow PJIM to enter into derivative instruments (e.g., interest rate swaps and credit default swap index contracts) to hedge risks associated with certain security positions of funds managed by PJIM. Parallel General Partners Limited is the general partner of several private equity limited partnerships; it and the limited partnerships are registered and regulated by the GFSC.

Certain of our businesses also are subject to compliance with laws and regulations of U.S. federal and state governments, non-U.S. governments, their respective agencies and/or various SROs or exchanges governing the privacy of client information. Any failure with respect to our practices, procedures and controls in any of these areas could subject us to regulatory consequences, including fines, and potentially other significant liabilities.

Executive Officers

Information regarding our executive officers and their ages as of February 20, 2019, are as follows:

Name	Age	Position(s)
Chad R. Abraham	50	Chief Executive Officer
Debbra L. Schoneman	50	President
Timothy L. Carter	51	Chief Financial Officer
James P. Baker	51	Global Co-Head of Investment Banking and Capital Markets
R. Scott LaRue	58	Global Co-Head of Investment Banking and Capital Markets
John W. Geelan	43	General Counsel and Secretary

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

James P. Baker is our global co-head of investment banking and capital markets, a position he has held since January 2019. Prior to that, he served as our co-head of energy investment banking from February 2016 to December 2018. Mr. Baker joined Piper Jaffray in February 2016 in connection with our acquisition of Simmons & Company International, where Mr. Baker was a managing director and leader of its midstream/downstream investment banking group.

R. Scott LaRue is our global co-head of investment banking and capital markets, a position he has held since October 2010. Prior to that, he served as global co-head of consumer investment banking from February 2010 to September 2010 and co-head of consumer investment banking from August 2004 to January 2010. Mr. LaRue joined Piper Jaffray in 2003.

John W. Geelan is our general counsel and secretary. He served as assistant general counsel and assistant secretary from November 2007 until becoming general counsel in January 2013. Mr. Geelan joined Piper Jaffray in 2005.

Additional Information

Our principal executive offices are located at 800 Nicollet Mall, Suite 1000, Minneapolis, Minnesota 55402, and our general telephone number is (612) 303-6000. We maintain an Internet Web site at http://www.piperjaffray.com. The information contained on and connected to our Web site is not incorporated into this report. We make available free of charge on or through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and all other reports we file with the SEC, as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the SEC. Such reports are also available on the SEC's Web site at http://www.sec.gov. "Piper Jaffray," the "Company," "registrant," "we," "us" and "our" refer to Piper Jaffray Companies and our subsidiaries. The Piper Jaffray logo and the other trademarks, tradenames and service marks of Piper Jaffray mentioned in this report or elsewhere, including, but not limited to, PIPER JAFFRAY®, REALIZE THE POWER OF PARTNERSHIP®, ADVISORY RESEARCH®, SIMMONS ENERGY – A DIVISON OF PIPER JAFFRAYSM, SIMMONS & COMPANY INTERNATIONAL® ENERGY SPECIALISTS OF PIPER JAFFRAY®, PIPER JAFFRAY FINANCESM, PIPER JAFFRAY BIOINSIGHTSSM, BIOINSIGHTSSM, TAKING STOCK WITH TEENS®, HEALTHY ACTIVE AND SUSTAINABLE LIVING®, and GUIDES FOR THE JOURNEY® are the property of Piper Jaffray.

ITEM 1A.     RISK FACTORS.

In the normal course of our business activities, we are exposed to a variety of risks. The principal risks we face in operating our business include: strategic risks, market risks, human capital risks, liquidity risks, credit risks, operational risks, and legal and regulatory risks. A full description of each of these principal areas of risk, as well as the primary risk management processes that we use to mitigate our risk exposure in each, is discussed below under the caption "Risk Management" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K.

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

Economic and market conditions have had, and will continue to have, a direct and material impact on our results of operations and financial condition because performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity. For example:

•
Our equities investment banking revenue in the form of advisory (i.e., M&A), underwriting, and placement fees, is directly related to macroeconomic conditions and corresponding financial market activity. When the outlook for macroeconomic conditions is uncertain or negative, financial market activity generally tends to decrease, which can reduce our equities investment banking revenues. As an example, a significant portion of our investment banking revenues in recent years have been derived from advisory engagements in our focus sectors, and activity in this area is highly correlated to the macroeconomic environment and market conditions. Reduced expectations of U.S. economic growth or a decline in the global macroeconomic outlook could cause financial market activity to decrease and negatively affect our advisory revenues. In addition, U.S. financial markets remain vulnerable to the potential risks posed by exogenous shocks, which could include, among other things, political and financial uncertainty in the United States and the European Union, renewed concern about China's economy, complications involving global trade, and terrorism and armed conflicts around the world. More generally, because our business is closely correlated to the macroeconomic outlook, a significant deterioration in that outlook or an exogenous shock would likely have an immediate and significant negative impact on our equities investment banking business and our overall results of operations.

•
Interest rates can have a significant impact on macroeconomic activity and economic growth, and they also meaningfully affect multiple components of our business, including fixed income inventory on our balance sheet. Rising interest rates, volatility in interest rates, changes in the slope of the yield curve, and changes in credit spreads all impact our business. During 2018, the U.S. Federal Reserve increased short-term rates four times in response to stronger economic growth, but long-term rates did not correspondingly rise, causing the yield curve to flatten, which muted our fixed income institutional results for the year. The U.S. Federal Reserve has indicated that it will be taking into consideration U.S. and global economic and financial conditions as it evaluates additional increases in short-term rates in 2019. If the U.S. Federal Reserve continues to raise rates, or longer-term rates rise across the yield curve, we could see increased fixed income activity, but the rising interest rates could be perceived as moderating macroeconomic growth, which might cause equity market volatility and a corresponding decrease in transaction volumes for our advisory and equity capital markets businesses. With respect to our inventory, a large percentage of our positions on our balance sheet consists of fixed income securities, and increases in interest rates (especially if rapid) may decrease the value of these inventories, sometimes significantly. To reduce interest rate risk and volatility, we use interest rate hedging strategies, but we generally do not hedge all of our interest rate risk, and volatility may reduce the correlation (i.e., effectiveness) between certain hedging vehicles and the securities inventory we are attempting to hedge. Lastly, increased interest rates may also negatively impact the volume of debt refinancing issuances underwritten by our public finance investment banking business, as well as our assets under management focused on master limited partnerships ("MLPs"), which may underperform compared to other asset classes in a rising interest rate environment.

•
U.S. equity markets saw significant volatility in 2018 in response to a number of factors, including concerns about the number and pace of future interest rate increases by the U.S. Federal Reserve, a slowdown in the rate of U.S. or global economic growth, particularly in China, and trade disputes and retaliatory tariffs. Companies were generally able to continue to access U.S. equity markets in initial public offerings and other listings during most of 2018 outside of the periods of more pronounced volatility, which contributed positively to our operating results for the year. However, if volatility in the U.S. equity markets were to return or increase in 2019, whether due to the aforementioned factors or other concerns about U.S. or global economic conditions or political and financial uncertainty in the U.S., European, or other major global economies, or due to some other exogenous shock, companies may find it more difficult to conduct initial public offerings or raise additional capital from public equity markets, which could have a negative impact on our equity capital markets business and our overall results of operations. In addition, the U.S. federal government shutdown at the beginning of 2019 disrupted companies' ability to access U.S. equity markets. Any similar prolonged shutdown could have a negative impact on our equity capital markets business and our overall results of operations.

It is difficult to predict the economic and market conditions for 2019, which are dependent upon the pace of global and U.S. economic growth and geopolitical events globally. The fourth quarter of 2018 experienced significant levels of volatility in global and U.S. markets, reflecting some uncertainty around the outlook for global and U.S. economic growth and the potential likelihood and impact of significant or protracted trade disputes and retaliatory tariffs. Since we have a smaller scale compared to many of our competitors, the cyclical nature of the economy and the financial services industry leads to volatility in our financial results, including our operating margins, compensation ratios, business mix, and revenue and expense levels. Our financial performance may be limited by the fixed nature of certain expenses, the impact from unanticipated losses or expenses during the year, our business mix, and the inability to scale back costs in a timeframe to match decreases in revenue-related changes in market and economic conditions. As a result, our financial results may vary significantly from quarter-to-quarter and year-to-year.

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

Our results for a particular period may be disproportionately impacted by declines in specific sectors of the U.S. or global economy, or for certain products within the financial services industry, due to our business mix and focus areas. For example:

•
Our equities investment banking business focuses on specific sectors, including healthcare, energy, consumer, diversified industrials and services, business services, technology, financial services, and agriculture, clean technologies and renewables. Volatility, uncertainty, or slowdowns in any of these sectors may adversely affect our business, sometimes disproportionately, and may cause volatility in the net revenues we receive from our corporate advisory and capital markets activities. In recent years, the healthcare and energy sectors have been a significant contributor to our overall results, and negative developments in either of these sectors would materially and disproportionately impact us, even if general economic conditions were strong. In addition, we may not participate, or may participate to a lesser degree than other firms, in sectors that experience significant activity, such as real estate, and our operating results may not correlate with the results of other firms that participate in these sectors.

•
Our public finance investment banking business depends heavily upon conditions in the municipal market. It focuses on investment banking activity in sectors that include state and local government, education, senior living, healthcare, transportation, and hospitality sectors, with an emphasis on transactions with a par value of $500 million or less. Concerns about a slowdown in U.S. economic growth could have a disproportionate impact on high-yield sectors, which makes up a significant portion of our public finance business and could have a negative impact on our results of operations. Further, the enactment, or the threat of enactment, of any legislation that alters the financing alternatives available to local or state governments or tax-exempt organizations through the elimination or reduction of tax-exempt bonds could have a negative impact on our results of operations in these businesses. For example, the Tax Cuts and Jobs Act of 2017 ("Tax Cuts and Jobs Act") eliminated tax-exempt advance refunding bonds, which are bonds issued by a local or state government to refinance outstanding bonds before the original bonds mature or are callable in order to take advantage of lower borrowing costs. The elimination of tax-exempt advance refunding bonds led to a reduction in the total amount of refunding issuances made by issuers during 2018, which impacted our public finance business.

•
Our fixed income institutional business derives its revenue from sales and trading activity in the municipal market and from products within the taxable market, hybrid preferreds, and government agency products. Our operating results for our fixed income institutional business may not correlate with the results of other firms or the fixed income market generally because a significant portion of our business focuses on the municipal market and we do not participate in significant segments of the fixed income markets such as credit default swaps, corporate high-yield bonds, currencies or commodities. In addition, the Tax Cuts and Jobs Act reduced the federal corporate income tax rate from 35 percent to 21 percent. We believe that this change in corporate tax rate reduced demand from some institutional investors, including banks and insurance companies, for tax-exempt municipal bonds, which negatively impacted our fixed income institutional business and results of operations in 2018.

Financing and advisory services engagements are transactional in nature and do not generally provide for subsequent engagements.

Even though we work to represent our clients at every stage of their lifecycle, we are typically retained on a short-term, engagement-by-engagement basis in connection with specific capital markets or mergers and acquisitions transactions. As a consequence, the timing of when fees are earned varies, and, therefore, our financial results from capital markets and corporate advisory activities may experience volatility quarter to quarter based on equity market conditions as well as the macroeconomic business cycle more broadly. In particular, our revenues related to acquisition and disposition transactions tend to be more unpredictable from quarter to quarter due to the one-time nature of the transaction and the size of the fee. In addition, in recent years, we have received a greater portion of our revenues from fees paid to us for our role in advising on larger transactions. As a result, high levels of revenue in one quarter will not necessarily be predictive of continued high levels of revenue in any subsequent period. If we are unable to generate a substantial number of new engagements and generate fees from the successful completion of those transactions, our business and results of operations could be adversely affected.

The number of anticipated investment banking transactions may differ from actual results.

The completion of anticipated investment banking transactions in our pipeline is uncertain and partially beyond our control, and our investment banking revenue is typically earned only upon the successful completion of a transaction. In most cases, we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. For example, a client's acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or director or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other issues in the client's or counterparty's business. If parties fail to complete a transaction on which we are advising or an offering in which we are participating, we earn little or no revenue from the transaction and may have incurred significant expenses (e.g., travel and legal expenses) associated with the transaction. Accordingly, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties, and the number of engagements we have at any given time (and any characterization or description of our deal pipelines) is subject to change and may not necessarily result in future revenues.

We may make strategic acquisitions, enter into new business opportunities, engage in joint ventures, or divest existing businesses, which could cause us to incur unforeseen expenses and have disruptive effects on our business and may not yield the benefits we expect.

We may grow in part through corporate development or similar activities that could include acquisitions, joint ventures and minority investment stakes, and entering into new lines of business. There are a number of risks associated with these activities. Costs or difficulties relating to a transaction, including integration of products, employees, technology systems, accounting systems and management controls, or entry into a new business line, may be difficult to predict accurately and be greater than expected causing our estimates to differ from actual results. Importantly, we may be unable to retain key personnel after a transaction, including personnel who are critical to the success of the ongoing business. We may incur unforeseen liabilities of an acquired company or from entry into a new business line, that could impose significant and unanticipated legal costs on us. For example, we recently initiated research coverage of cannabis stocks and are evaluating other opportunities in this market, which present unique risks and exposure. Also, our stock price could decline after we announce or complete a transaction if investors view the transaction as too costly or unlikely to improve our competitive position.

Longer-term, these activities may require increased costs in the form of management personnel, financial and management systems and controls and facilities, which, in the absence of continued revenue growth, could cause our operating margins to decline. In addition, when we acquire a business, a substantial portion of the purchase price is often allocated to goodwill and other identifiable intangible assets. Our goodwill and intangible assets are tested at least annually for impairment. If, in connection with that test, we determine that a reporting unit's fair value is less than its carrying value, we would be required to recognize an impairment to the goodwill associated with that reporting unit. More generally, any difficulties that we experience could disrupt our ongoing business, increase our expenses and adversely affect our operating results and financial condition. We also may be unable to achieve anticipated benefits and synergies from a transaction as fully as expected or within the expected time frame. Divestitures or elimination of existing businesses or products could have similar effects.

We may not be able to compete successfully with other companies in the financial services industry who often have significantly greater resources than we do.

The financial services industry remains highly competitive, and our revenues and profitability will suffer if we are unable to compete effectively. We generally compete on the basis of such factors as quality of advice and service, reputation, price, product selection, transaction execution and financial resources. Pricing and other competitive pressures in investment banking, including the use of multiple book runners, co-managers, and multiple financial advisors handling transactions, have and could continue to adversely affect our revenues.

We remain at a competitive disadvantage given our relatively small size compared to some of our competitors. Large financial services firms generally have a larger capital base, greater access to capital, and greater technology resources, affording them greater capacity for risk and potential for innovation, an extended geographic reach and flexibility to offer a broader set of products. For example, some of these firms are able to use their larger capital base to offer additional products or services to their investment banking clients, which can be a competitive advantage. With respect to our fixed income institutional and public finance investment banking businesses, it is more difficult for us to diversify and differentiate our product set, and our fixed income business mix currently is concentrated in the municipal market and to a lesser extent corporate credits, potentially with less opportunity for growth than other firms which have grown their fixed income businesses by investing in, developing and offering non-traditional products (e.g., credit default swaps, interest rate products and currencies and commodities).

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

Damage to our reputation could harm our business.

Maintaining our reputation is critical to attracting and maintaining clients, customers, investors, and employees. If we fail to deal with, or appear to fail to deal with, issues that may give rise to reputational risk, such failure or appearance of failure could have a material adverse effect on our business and stock price. These issues include, but are not limited to, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money laundering, cybersecurity, and the proper identification of the strategic, market, human capital, liquidity, credit, operational, legal and regulatory risks inherent in our business and products.

Asset management revenue may vary based on investment performance and market and economic factors.

The success of our asset management business is largely dependent on the level of assets under management, as revenues are primarily derived from management fees paid on the assets under management. Our ability to maintain or increase assets under management is subject to a number of factors, including investors' perception of our past performance, market or economic conditions, competition from other fund managers and our ability to negotiate terms with major investors. Investment performance is one of the most important factors in retaining existing clients and competing for new asset management business. Even when market conditions are generally favorable, our investment performance may be adversely affected by our investment style and the particular investments that we make, and to the extent our investment performance is perceived to be poor in either relative or absolute terms, our asset management revenues will likely be reduced, existing clients may withdraw funds in favor of better performing products or a different investment style or focus, our ability to attract new funds could be impaired, and our key employees in the business may depart, whether to join a competitor or otherwise. For example, certain of our investment strategies have experienced investment performance below comparable benchmarks for an extended period of time, which we believe has previously contributed to net asset outflows and could negatively impact our future results of operations.

A significant portion of our asset management revenues are derived from management fees that we earn on assets invested by institutions and individuals focused on MLPs and other investments related to the energy infrastructure sector. Return on investment in the energy infrastructure sector is dependent to a meaningful degree on the prices of energy commodities such as natural gas, natural gas liquids, crude oil, refined petroleum products or coal. Persistently depressed prices for any of these products will likely lead to a deterioration of market conditions for companies in the energy infrastructure sector and poorer returns in this sector, and, consequently, a reduction in the management and performance fees we receive.

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

Human Capital Risk

Our business is a human capital business, and, therefore, our future financial condition and results of operations are significantly dependent upon our employees and their actions. Our success depends on the skills, expertise, and performance of our employees. Human capital risks represent the risks posed if we fail to attract and retain qualified individuals who are motivated to serve the best interests of our clients, thereby serving the best interests of our company, as well as the risks posed if our culture fails to encourage such behavior. Human capital risk is also present where we fail to detect and prevent employees from acting contrary to our policies and procedures, including when these failures might lead to reputational damage for our firm. The following are those human capital risk factors that we have identified as posing the most significant risks to us.

Our ability to attract, develop and retain highly skilled and productive employees, develop the next generation of our business leadership, and instill and maintain a culture of ethics is critical to the success of our business.

Historically, the market for qualified employees within the financial services industry has been marked by intense competition, and the performance of our business may suffer to the extent we are unable to attract, retain, and develop productive employees, given the relatively small size of our company and our employee base compared to some of our competitors and the geographic locations in which we operate. The primary sources of revenue in each of our business lines are commissions and fees earned on advisory and underwriting transactions and customer accounts managed by our employees, who have historically been recruited by other firms and in certain cases are able to take their client relationships with them when they change firms. Some specialized areas of our business are operated by a relatively small number of employees, the loss of any of whom could jeopardize the continuation of that business following the employee's departure, which could adversely affect our results of operations.

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

A vibrant and ethical corporate culture is critical to ensuring that our employees put our clients' interests first and are able to identify and manage potential conflicts of interest, while also creating an environment in which each of our employees feel empowered to develop and pursue their full potential. Our expectations for our corporate culture and ethics are instilled and maintained by the "tone at the top" set by our management and board of directors. Lapses in our corporate culture could lead to reputational damage or employee loss, either of which could adversely affect our results of operations.

Our business success depends in large part on the strategic decisions made by our leadership team, and the business plans developed and implemented by our senior business leaders. Our ability to identify, develop, and retain future senior business leaders, and our ability to develop and implement successful succession plans for our leadership team and other senior business leaders, is critical to our future success and results of operations.

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

Liquidity and Credit Risk

Two of our principal categories of risk as a broker dealer and asset management firm are liquidity and credit risk, each of which can have a material impact on our results of operations and viability as a business. We believe that the effective management of liquidity and credit is fundamental to the financial health of the Company. With respect to liquidity risk, it impacts our ability to timely access necessary funding sources in order to operate our business and our ability to timely divest securities that we hold in connection with our market-making, sales and trading, and proprietary trading activities. Credit risk, as distinguished from liquidity risk, is the potential for loss due to the default or deterioration in credit quality of a counterparty, customer, client, borrower, or issuer of securities we hold in our trading inventory. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction and the parties involved. The following are the liquidity and credit risk factors that we have identified as posing the most significant risks to us.

An inability to access capital readily or on terms favorable to us could impair our ability to fund operations and could jeopardize our financial condition and results of operations.

Liquidity, or ready access to funds, is essential to our business. Several large financial institutions failed or merged with others during the credit crisis following significant declines in asset values in securities held by these institutions, with Lehman Brothers being the most prominent example. To fund our business, we rely on financing provided by Pershing LLC ("Pershing") under our fully disclosed clearing agreement, as well as bank financing, commercial paper, and other funding sources. The financing provided by Pershing is at Pershing's discretion and could be denied without prior notice. Our bank financing includes an uncommitted credit line, which could become unavailable to us on relatively short notice. In an effort to mitigate our funding risks, we renewed a $175 million committed credit facility in December 2018 for an additional twelve months.

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

Particular activities or products within our business expose us to increased credit risk, including inventory positions, interest rate swap contracts with customer credit exposure, counterparty risk with one major financial institution related to customer interest rate swap contracts without customer credit exposure, investment banking and advisory fee receivables, liquidity providers on variable rate demand notes we remarket, and similar activities. With respect to interest rate swap contracts with customer credit exposure, we have retained the credit exposure with five non-publicly rated counterparties totaling $15.9 million at December 31, 2018 as part of our matched-book interest rate swap program. In the event of a termination of the contract, the counterparty would owe us the applicable amount of the credit exposure. If our counterparty is unable to make its payment to us, we would still be obligated to pay our hedging counterparty, resulting in credit losses. Non-performance by our counterparties, clients and others, including with respect to our inventory positions and interest rate swap contracts with customer credit exposures, could result in losses, potentially material, and thus have a significant adverse effect on our business and results of operations.

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

We engage in principal investing, having established alternative asset management funds for merchant banking (focused on investments in the equity and debt instruments of private companies), senior living construction projects, and joint venture entities that underwrite and syndicate client debt. We have invested firm capital in these funds alongside capital raised from outside investors, and our investments comprise a majority of our Level III assets. Level III assets have little or no pricing observability, and may be less liquid than other securities that we hold in our securities inventory. Additionally, we make principal investments in funds managed by ARI, our asset management subsidiary, which are generally invested in publicly traded equities.

Our results from these activities may vary from quarter to quarter. We may incur significant losses from our underwriting, proprietary trading, and principal investments due to equity or fixed income market fluctuations and volatility from quarter to quarter, or from a deterioration in specific business subsectors or the economy more generally. In addition, we may engage in hedging transactions that, if not successful, could result in losses; and the hedges we purchase to counterbalance market rate changes in certain inventory positions are not perfectly matched to the positions being hedged, which could result in losses. With respect to principal investing, there often is not an established liquid trading market for these investments or our investments may be otherwise subject to restrictions on sale or hedging, and our ability to withdraw our capital from these investments may be limited, increasing our risk of losses. Also, our merchant banking activity involves investments in late stage private companies, and we may be unable to realize our investment objectives by sale or other disposition at attractive prices. Our joint venture entities that underwrite and syndicate client debt hold a portion of such debt after syndication, and our invested capital is exposed to a risk of loss to the extent that the debt is ultimately not repaid.

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

Financial instruments and other inventory positions owned, and financial instruments and other inventory positions sold but not yet purchased, are recorded at fair value, and unrealized gains and losses related to these financial instruments are reflected on our consolidated statements of operations. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments' complexity. Difficult market environments may cause financial instruments to become substantially more illiquid and difficult to value, increasing the use of valuation models. Our future results of operations and financial condition may be adversely affected by the valuation adjustments that we apply to these financial instruments.

Investments in private companies are valued based on an assessment of each underlying security, considering rounds of financing, third party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and earnings before interest, taxes, depreciation, and amortization ("EBITDA")) and changes in market outlook, among other factors. These valuation techniques require significant management estimation and judgment.

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

In 2017, we made the strategic decision to move to a fully disclosed model for all of our previously self clearing broker dealer operations. In a fully disclosed model, we act as an introducing broker for most customer transactions and rely on a clearing broker dealer to handle clearance and settlement of our customers' securities transactions. Upon converting to a fully disclosed clearing model, the clearing services provided by the clearing broker dealer, Pershing, are critical to our business operations, and similar to other important outsourced operations, any failure by the clearing agent with respect to the services we rely on it to provide could significantly disrupt and negatively impact our operations and financial results. We also contract with third parties for market data services, which constantly broadcast news, quotes, analytics and other relevant information to our employees, as well as other critical data processing activities. In the event that any of these service providers fails to adequately perform such services or the relationship between that service provider and us is terminated, we may experience a significant disruption in our operations, including our ability to timely and accurately process transactions or maintain complete and accurate records of those transactions.

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

Participants in the financial services industry and markets increasingly are closely interrelated as a result of credit, trading, clearing, technology and other relationships between them. A significant adverse development with one participant (such as a bankruptcy or default) may spread to others and lead to significant concentrated or market-wide problems (such as defaults, liquidity problems or losses) for other industry participants, including us. Further, the control and risk management infrastructure of the markets in which we operate often is outpaced by financial innovation and growth in new types of securities, transactions and markets. Systemic risk is inherently difficult to assess and quantify, and its form and magnitude can remain unknown for significant periods of time.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could materially affect our business.

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2018. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could materially adversely affect our business.

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

Our industry is exposed to significant legal liability, which could lead to substantial damages.

We face significant legal risks in our businesses. These risks include potential liability under securities laws and regulations in connection with our capital markets, asset management and other businesses. The volume and amount of damages claimed in litigation, arbitrations, regulatory enforcement actions and other adversarial proceedings against financial services firms has historically been intense. Our experience has been that adversarial proceedings against financial services firms typically increase during and following a market downturn. We also are subject to claims from disputes with our employees and our former employees under various circumstances. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time, making the amount of legal reserves related to these legal liabilities difficult to determine and subject to future revision. Legal or regulatory matters involving our directors, officers or employees in their individual capacities also may create exposure for us because we may be obligated or may choose to indemnify the affected individuals against liabilities and expenses they incur in connection with such matters to the extent permitted under applicable law. In addition, like other financial services companies, we may face the possibility of employee fraud or misconduct. The precautions we take to prevent and detect this activity may not be effective in all cases and there can be no assurance that we will be able to deter or prevent fraud or misconduct. Exposures from and expenses incurred related to any of the foregoing actions or proceedings could have a negative impact on our results of operations and financial condition. In addition, future results of operations could be adversely affected if reserves relating to these legal liabilities are required to be increased or legal proceedings are resolved in excess of established reserves.

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

Proposed changes in laws or regulations relating to our business could decrease, perhaps significantly, the revenue that we receive from certain products or services that we provide, or otherwise have a material adverse effect on our results of operations. For example, the Tax Cuts and Jobs Act eliminated the tax-exemption for advance refunding bonds, which are bonds issued by local or state governments to refinance outstanding bonds before the original bonds are callable in order to take advantage of lower borrowing costs. To the extent that this elimination of tax-exemption, or any other component of legislation that may be enacted in the future (whether at the local, state, or federal level), reduces the total amount of issuances or other financing activities for which we compete, our results of operations could be adversely affected.

The business operations that we conduct outside of the United States subject us to unique risks.

To the extent that we conduct business outside the United States, for example in Asia and Europe, we are subject to risks, including, without limitation, the risk that we will be unable to provide effective operational support to these business activities, the risk of noncompliance with foreign laws and regulations, and the general economic and political conditions in countries where we conduct business, which may differ significantly from those in the United States. In January 2018, new regulations adopted in the European Union required the unbundling of equity trading and research fees, among other requirements, which has impacted the way that our equity institutional business receives fees from our European clients and may have an impact on our U.S. business over time. Also, the effect of Brexit is uncertain and could require us to obtain additional regulatory licenses or impose new restrictions on our ability to conduct business in Europe.

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

Beginning in fiscal year 2017, we have paid quarterly and annual cash dividends to our shareholders in order to return between 30 percent and 50 percent of our adjusted net income from each fiscal year to shareholders. Although we expect to pay dividends to our shareholders in accordance with our dividend policy, we have no obligation to pay any dividend, and our dividend policy may change at any time without notice. The declaration and payment of dividends is at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, limitations imposed by our indebtedness, legal requirements and other factors that our board of directors deems relevant. As a result, we may not pay dividends at any rate or at all.

Our stock price may fluctuate as a result of several factors, including but not limited to, changes in our revenues, operating results, and return on equity.

We have experienced, and expect to experience in the future, fluctuations in the market price of our common stock due to factors that relate to the nature of our business, including but not limited to changes in our revenues, operating results, earnings per share, and return on equity. Our business, by its nature, does not produce steady and predictable earnings on a quarterly basis, which may cause fluctuations in our stock price that may be significant. Other factors that have affected, and may further affect, our stock price include changes in or news related to economic, political, or market events or conditions, changes in market conditions in the financial services industry, including developments in regulation affecting our business, a predominantly passive or quantitative shareholder base among the company's top twenty shareholders, failure to meet the expectations of market analysts, changes in recommendations or outlooks by market analysts, and aggressive short selling.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and of Delaware law may prevent or delay an acquisition of our company, which could decrease the market value of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law contain provisions that are intended to deter abusive takeover tactics by making them unacceptably expensive to the raider and to encourage prospective acquirors to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include limitations on our shareholders' ability to act by written consent and to call special meetings. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15 percent or more of our outstanding common stock. We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal, and are not intended to make our company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of our company and our shareholders.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES.

As of February 20, 2019, we conducted our operations through 51 principal offices in 29 states, and the District of Columbia, and in London, Aberdeen and Hong Kong. All of our offices are leased. Our principal executive office is located at 800 Nicollet Mall, Suite 1000, Minneapolis, Minnesota 55402 and, as of February 20, 2019, comprises approximately 124,000 square feet of space under a lease which expires November 30, 2025, with an early termination option effective January 31, 2022.

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

Litigation-related expenses include amounts we reserve and/or pay out as legal and regulatory settlements, awards or judgments, and fines. Parties who initiate litigation and arbitration proceedings against us may seek substantial or indeterminate damages, and regulatory investigations can result in substantial fines being imposed on us. We reserve for contingencies related to legal proceedings at the time and to the extent we determine the amount to be probable and reasonably estimable. However, it is inherently difficult to predict accurately the timing and outcome of legal proceedings, including the amounts of any settlements, judgments or fines. We assess each proceeding based on its particular facts, our outside advisors' assessment and our past experience with similar matters, and expectations regarding the current legal and regulatory environment and other external developments that might affect the outcome of a particular proceeding or type of proceeding. Subject to the foregoing, we believe, based on our current knowledge, after appropriate consultation with outside legal counsel and taking into account our established reserves, that pending legal actions, investigations and regulatory proceedings, will be resolved with no material adverse effect on our consolidated financial condition, results of operations or cash flows. However, there can be no assurance that our assessments will reflect the ultimate outcome of pending proceedings, and the outcome of any particular matter may be material to our operating results for any particular period, depending, in part, on the operating results for that period and the amount of established reserves. Reasonably possible losses in excess of amounts accrued at December 31, 2018 are not material. We generally have denied, or believe that we have meritorious defenses and will deny, liability in all significant cases currently pending against us, and we intend to vigorously defend such actions.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol "PJC."

Shareholders

We had 11,365 shareholders of record and approximately 26,670 beneficial owners of our common stock as of February 20, 2019.

Dividend Policy

Beginning in 2017, we initiated the payment of a quarterly cash dividend. In addition, our board of directors approved a dividend policy with the intention of returning between 30 percent and 50 percent of our adjusted net income from the previous fiscal year to shareholders. This includes an annual special cash dividend, payable in the first quarter of each year, beginning in 2018.

Our board of directors has declared a special cash dividend on the company's common stock of $1.01 per share related to 2018 adjusted net income. This special dividend will be paid on March 15, 2019, to shareholders of record as of the close of business on February 25, 2019. Including this special cash dividend and the regular quarterly dividends totaling $1.50 per share paid during 2018, we will have returned $2.51 per share, or approximately 40 percent of our fiscal year 2018 adjusted net income to shareholders. In addition, our board of directors has declared a quarterly cash dividend on the company's common stock of $0.375 per share to be paid on March 15, 2019, to shareholders of record as of the close of business on February 25, 2019.

Our board of directors is free to change our dividend policy at any time. Restrictions on our U.S. broker dealer subsidiary's ability to pay dividends are described in Note 22 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), of our common stock during the quarter ended December 31, 2018.

				Total Number of Shares	Approximate Dollar
				Purchased as Part of	Value of Shares Yet to be
	Total Number of		Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased		Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(October 1, 2018 to October 31, 2018)	262,270		$71.03	262,270	$122	million
Month #2
(November 1, 2018 to November 30, 2018)	107,396	(2)	$70.02	91,986	$116	million
Month #3
(December 1, 2018 to December 31, 2018)	202,371		$64.67	202,371	$103	million
Total	572,037		$68.59	556,627	$103	million

(1)	Effective September 30, 2017, our board of directors authorized the repurchase of up to $150.0 million of common stock through September 30, 2019.

(2)
Consists of 91,986 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $69.79 per share, and 15,410 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price of $71.39 per share.

Stock Performance Graph

This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the performance of an investment in our common stock from December 31, 2013 through December 31, 2018, with the S&P 500 Index and the S&P 500 Diversified Financials Index. The graph assumes $100 was invested on December 31, 2013, in each of our common stock, the S&P 500 Index and the S&P 500 Diversified Financials Index and that all dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

FIVE YEAR TOTAL RETURN FOR PIPER JAFFRAY COMPANIES COMMON STOCK,
THE S&P 500 INDEX AND THE S&P DIVERSIFIED FINANCIALS INDEX

Company/Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Piper Jaffray Companies	100	146.88	102.15	183.31	222.33	176.42
S&P 500 Index	100	113.69	115.26	129.05	157.22	150.33
S&P 500 Diversified Financials	100	116.56	105.96	127.73	159.53	143.70

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

	For the year ended December 31,
(Dollars and shares in thousands, except per share data)	2018	2017 (1)		2016 (1)		2015 (1)	2014 (1)

Revenues:
Investment banking	$588,978	$633,837		$490,340		$414,118	$369,811
Institutional brokerage	124,517	154,563		161,186		154,889	156,809
Asset management	49,803	56,835		60,672		75,017	85,062
Interest	32,749	31,954		33,074		41,557	48,716
Investment income	4,946	18,002		24,602		10,736	12,813

Total revenues	800,993	895,191		769,874		696,317	673,211

Interest expense	16,551	20,268		22,525		23,399	25,073

Net revenues	784,442	874,923		747,349		672,918	648,138

Non-interest expenses:
Compensation and benefits	512,847	617,635		510,612		421,733	394,510
Restructuring and integration costs	3,770	—		10,206		10,652	—
Goodwill impairment	—	114,363		82,900		—	—
Other	192,948	172,248		174,505		154,110	143,317

Total non-interest expenses	709,565	904,246		778,223		586,495	537,827

Income/(loss) before income tax expense/(benefit)	74,877	(29,323)		(30,874)		86,423	110,311

Income tax expense/(benefit)	19,047	30,229		(17,128)		27,941	35,986

Net income/(loss)	55,830	(59,552)		(13,746)		58,482	74,325

Net income/(loss) applicable to noncontrolling interests	(1,206)	2,387		8,206		6,407	11,153

Net income/(loss) applicable to Piper Jaffray Companies	$57,036	$(61,939)		$(21,952)		$52,075	$63,172

Net income/(loss) applicable to Piper Jaffray Companies' common shareholders	$49,993	$(64,875)	(2)	$(21,952)	(2)	$48,060	$58,141

Continued on next page

	For the year ended December 31,
(Dollars and shares in thousands, except per share data)	2018	2017 (1)		2016 (1)		2015 (1)	2014 (1)

Earnings/(loss) per common share
Basic	3.78	(5.07)		(1.73)		3.34	3.88
Diluted	3.72	(5.07)	(3)	(1.73)	(3)	3.34	3.87

Dividends declared per common share	$3.12	$1.25		$—		$—	$—

Weighted average number of common shares
Basic	13,234	12,807		12,674		14,368	14,971
Diluted	13,425	12,978	(3)	12,779	(3)	14,389	15,025

Other data
Total assets	$1,345,269	$2,024,683		$2,125,503		$2,138,518	$2,623,917
Long-term debt	$—	$125,000		$175,000		$175,000	$125,000
Total common shareholders' equity	$677,444	$693,332		$759,250		$783,659	$819,912
Total shareholders' equity	$730,416	$741,235		$816,266		$832,820	$969,460
Total employees	1,256	1,266		1,297		1,152	1,026

(1)
We adopted new revenue recognition guidance effective as of January 1, 2018 under the modified retrospective method. The new guidance is applied prospectively in our consolidated financial statements from January 1, 2018 and reported financial information for periods prior to the year ended December 31, 2018 have not been revised. For a full description of our revenue recognition accounting policies and adoption of new accounting standards, see Notes 2 and 3 to our consolidated financial statements in this Form 10-K.

(2)	No allocation of undistributed income was made due to loss position. See Note 20 to our consolidated financial statements in this Form 10-K.

(3)	Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred.

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

Explanation of Non-GAAP Financial Measures

We have included financial measures that are not prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These non-GAAP financial measures include adjustments to exclude (1) revenues and expenses related to noncontrolling interests, (2) amortization of intangible assets related to acquisitions, (3) compensation and non-compensation expenses from acquisition-related agreements, (4) acquisition-related restructuring and integration costs, (5) goodwill impairment charges, (6) the impact from remeasuring deferred tax assets resulting from changes to the U.S. federal tax code and (7) the impact of a deferred tax asset valuation allowance. These adjustments affect the following financial measures: net revenues, compensation expenses, non-compensation expenses, income tax expense/(benefit), net income/(loss) applicable to Piper Jaffray Companies, earnings/(loss) per diluted common share, return on average common shareholders' equity, segment net revenues, segment operating expenses, segment pre-tax operating income/(loss) and segment pre-tax operating margin. Management believes that presenting these results and measures on an adjusted basis in conjunction with the corresponding U.S. GAAP measures provides the most meaningful basis for comparison of its operating results across periods, and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with U.S. GAAP.

Executive Overview

Our Business Strategy – We continue to execute on our business strategy to drive shareholder value through revenue growth and profitability. In order to do this, we are focused on increasing revenues through market share gains, continued sector and geographic expansion, new product offerings, and increased alignment between investment banking and institutional brokerage. Revenue growth, combined with enhanced scale and operating discipline, will drive increased margins and enhanced profitability. Over the past few years, solid execution on our strategy has produced a substantial increase in net revenues and remixed the business to higher quality earnings. Additional information on the execution of our business strategy is discussed below.

Overview of Operations – Our operations are engaged in providing investment banking, institutional brokerage, asset management and related financial services to corporations, private equity groups, public entities, non-profit entities and institutional investors in the United States and Europe. We operate through two reportable business segments:

Capital Markets – The Capital Markets segment provides investment banking services and institutional sales, trading and research services. Investment banking services include financial advisory services, management of and participation in underwritings and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, profits and losses from trading these securities, and research checks as clients pay us for research services and corporate access offerings. Also, we generate revenue through strategic trading and investing activities, which focus on investments in municipal bonds and U.S. government agency securities. In order to invest firm capital and to manage capital from outside investors, we have created alternative asset management funds in merchant banking that involve equity investments in late stage private companies; senior living, which provides financing to U.S. senior living facilities; and energy, whose principal activity is to invest in oil and gas services companies headquartered in Europe. We receive management and performance fees for managing these funds.

We have executed on our business strategy through organic growth as well as acquisitions and investments in the business, which includes new advisory product offerings, expanding our industry sub-sectors and adding enhanced trading capabilities. The following is a summary of these activities.

•	As part of our strategy to expand our equity investment banking business into the energy sector and grow our advisory business, on February 26, 2016, we completed the acquisition of Simmons & Company International ("Simmons"). For more information on our acquisition of Simmons, see Note 4 of our consolidated financial statements.

•
On February 25, 2019, we entered into a definitive agreement to acquire Weeden & Co., L.P. ("Weeden & Co."). Weeden & Co. is a broker dealer focused on providing institutional clients with premier global trading solutions, specializing in best execution through the use of high-touch and program trading capabilities. The transaction is expected to close in the second quarter of 2019, subject to regulatory approvals and customary closing conditions.

•
We completed the formation of Piper Jaffray Finance, a middle-market debt financing platform, funded with $1.0 billion of investment commitments from outside investors and us in related entities which make direct or indirect debt investments in companies. The addition of Piper Jaffray Finance allows us to leverage our investment banking franchise and expands the breadth of debt solutions we can provide to our advisory clients.

•
A key element of our strategy has been to hire productive managing directors. During 2018, we grew our equity investment banking managing director headcount by 7 percent and broadened our sub-sectors across our industry groups. In public finance, we continued to grow our market share and expand geographically. In equity institutional brokerage, we expanded our research coverage in biotechnology, further broadening our biopharma platform.

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

In 2017, our Asset Management segment experienced declining profitability due to decreases in revenues from reduced assets under management ("AUM") and higher operating expenses from the addition of new investment teams. In the third quarter of 2017, we identified goodwill impairment indicators necessitating a full impairment testing of goodwill. The interim impairment testing related to our Asset Management segment goodwill resulted in a pre-tax non-cash impairment charge of $114.4 million.

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

Financial Highlights

	Twelve Months Ended		Percent Inc/(Dec)
(Amounts in thousands, except per share data)	Dec. 31,	Dec. 31,	2018
	2018	2017	vs. 2017
U.S. GAAP
Net revenues	$784,442	$874,923	(10.3)%
Compensation and benefits	512,847	617,635	(17.0)
Non-compensation expenses	196,718	286,611	(31.4)
Net income/(loss) applicable to Piper Jaffray Companies	57,036	(61,939)	N/M
Earnings/(loss) per diluted common share	$3.72	$(5.07)	N/M

Non-GAAP (1)
Adjusted net revenues	$780,821	$869,604	(10.2)%
Adjusted compensation and benefits	483,601	562,636	(14.0)
Adjusted non-compensation expenses	180,748	153,316	17.9
Adjusted net income applicable to Piper Jaffray Companies	93,661	108,902	(14.0)
Adjusted earnings per diluted common share	$6.13	$7.12	(13.9)
N/M — Not meaningful

For the year ended December 31, 2018

•	Net revenues decreased 10.3 percent compared to 2017 as increased equity financing revenues were more than offset by decreased revenues in our other businesses, as well as lower investment income.

•
Compensation and benefits expenses were down 17.0 percent compared to the year-ago period due primarily to lower compensation expenses resulting from decreased revenues. We also recorded lower acquisition-related compensation costs, which were driven by a decline in compensation expenses related to a performance award plan implemented in conjunction with our acquisition of Simmons. In 2018, we recorded $8.9 million of compensation expense related to this plan, compared to $27.0 million in 2017. Compensation costs were higher in the prior year due to outperformance of the Simmons business in 2017.

•
Non-compensation expenses decreased 31.4 percent compared to 2017, which included a $114.4 million non-cash goodwill impairment charge. Partially offsetting this decrease were $25.1 million of client reimbursed deal-related expenses in the current year stemming from a change in accounting guidance. The new accounting guidance, effective in 2018, requires investment banking client reimbursed deal-related expenses to be presented on a gross basis on the consolidated statements of operations, rather than the previous presentation of netting deal expenses within revenues. This change in presentation of reimbursed deal-related expenses had no impact on pre-tax income. See further discussion on the accounting change related to deal expenses within the "Results of Operations" section below.

•
The enactment of the Tax Cuts and Jobs Act, which reduced the federal corporate tax rate from 35 percent to 21 percent, required a remeasurement of our deferred tax assets resulting in a $54.2 million non-cash write-off in the fourth quarter of 2017.

•
For the years ended December 31, 2018 and 2017, we recorded a tax benefit of $7.1 million and $9.2 million, respectively, related to stock-based compensation awards vesting at values greater than the grant price. The tax benefit increased earnings per diluted common share by $0.46 and $0.72 in 2018 and 2017, respectively.

•
In 2018, our return on average common shareholders' equity was 8.3 percent, compared with a negative 8.1 percent for 2017. On an adjusted basis, we generated a return on average common shareholders' equity of 13.6 percent(2) in 2018, compared with 14.2 percent(2) for 2017.

(1) Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Twelve Months Ended December 31,
(Amounts in thousands, except per share data)	2018	2017
Net revenues:
Net revenues – U.S. GAAP basis	$784,442	$874,923
Adjustments:
Revenue related to noncontrolling interests	(3,621)	(5,319)
Adjusted net revenues	$780,821	$869,604

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$512,847	$617,635
Adjustments:
Compensation from acquisition-related agreements	(29,246)	(54,999)
Adjusted compensation and benefits	$483,601	$562,636

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$196,718	$286,611
Adjustments:
Non-compensation expenses related to noncontrolling interests	(4,827)	(2,932)
Goodwill impairment	—	(114,363)
Amortization of intangible assets related to acquisitions	(10,460)	(15,400)
Non-compensation expenses from acquisition-related agreements	(683)	(600)
Adjusted non-compensation expenses	$180,748	$153,316

Net income/(loss) applicable to Piper Jaffray Companies:
Net income/(loss) applicable to Piper Jaffray Companies – U.S. GAAP basis	$57,036	$(61,939)
Adjustments:
Compensation from acquisition-related agreements	21,992	35,755
Goodwill impairment	—	70,791
Amortization of intangible assets related to acquisitions	7,868	9,534
Non-compensation expenses from acquisition-related agreements	514	607
Impact of the Tax Cuts and Jobs Act legislation	952	54,154
Impact of deferred tax asset valuation allowance	5,299	—
Adjusted net income applicable to Piper Jaffray Companies	$93,661	$108,902

Earnings/(loss) per diluted common share:
Earnings/(loss) per diluted common share – U.S. GAAP basis	$3.72	$(5.07)
Adjustment for undistributed loss allocated to participating shares (3)	—	1.04
	3.72	(4.03)
Adjustments:
Compensation from acquisition-related agreements	1.44	2.33
Goodwill impairment	—	4.62
Amortization of intangible assets related to acquisitions	0.52	0.62
Non-compensation expenses from acquisition-related agreements	0.04	0.04
Impact of the Tax Cuts and Jobs Act legislation	0.06	3.54
Impact of deferred tax asset valuation allowance	0.35	—
Adjusted earnings per diluted common share	$6.13	$7.12

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

Market Data

The following table provides a summary of relevant market data over the past three years.

				2018	2017
Year Ended	2018	2017	2016	v2017	v2016
S&P 500 (a)	2,507	2,677	2,239	(6.4)%	19.6%
NASDAQ (a)	6,635	6,950	5,383	(4.5)%	29.1%
Mergers and Acquisitions - Middle Market
(number of transactions in U.S.) (b)	2,933	2,727	2,620	7.6%	4.1%
Public Equity Offerings
(number of transactions in U.S.) (c) (f)	979	961	735	1.9%	30.7%
Initial Public Offerings
(number of transactions in U.S.) (c)	226	182	106	24.2%	71.7%
Equity Capital Markets Fee Pool - Sub $2 billion
(value of transactions in millions in U.S.) (d)	$3,452	$3,492	$2,120	(1.1)%	64.7%
Municipal Negotiated Issuances
(number of transactions in U.S.) (e)	5,828	8,041	8,915	(27.5)%	(9.8)%
Municipal Negotiated Issuances
(value of transactions in billions in U.S.) (e)	$263.1	$350.4	$353.0	(24.9)%	(0.7)%
Average CBOE Volatility Index (VIX)	17	11	16	54.5%	(31.3)%
NYSE Average Daily Number of Shares Traded
(millions of shares)	1,670	1,480	1,781	12.8%	(16.9)%
NASDAQ Average Daily Number of Shares Traded
(millions of shares)	1,428	1,179	1,276	21.1%	(7.6)%
10-Year Treasuries Average Rate	2.91%	2.33%	1.84%	24.9%	26.6%
3-Month Treasuries Average Rate	1.97%	0.95%	0.32%	107.4%	196.9%
Average 10-Year Municipal-Treasury Ratio (g)	0.85	0.89	0.93	(4.5)%	(4.3)%

(a)	Data provided is at period end.

(b)	Source: Thomson Reuters (transactions with reported deal value between $100 million and $1 billion and transactions with an undisclosed deal value that had a financial advisor).

(c)	Source: Dealogic (offerings with reported market value greater than $20 million).

(d)
Source: Dealogic, PlacementTracker, public filings with the SEC and Piper Jaffray Equity Capital Markets (includes IPO, follow-on offerings and convertible offerings with deal values greater than $10 million and PIPEs/RDs greater than $5 million for issuers with post-deal market caps greater than $2 billion).

(e)	Source: Thomson Reuters.

(f)	Number of transactions includes convertible offerings.

(g)	Calculated based on the 10-year Municipal Market Data (MMD) index rate divided by the 10-year treasury rate.

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

Outlook for 2019

We believe that the U.S. economy will continue to grow at a moderate pace in 2019. Benefits spurred by federal tax reform and deregulation, as well as a good labor market and recently falling energy prices, should provide a solid fundamental footing for U.S. economic growth. However, there are geopolitical and macroeconomic risks to this outlook, including U.S. federal government gridlock, uncertainties surrounding trade policy, global economic deceleration, increased recession fears and the unpredictability related to Brexit negotiations. These risks and uncertainties may pose consequences for the global economy and inject periods of heightened volatility into the U.S. equity and debt markets.

U.S. monetary policy will continue to be a critical factor impacting the economy and financial markets. The U.S. Federal Reserve increased short-term interest rates four times in 2018 on the basis of strong economic growth and higher inflation expectations. Long-term interest rates, however, have not moved in step with increases in short-term interest rates resulting in a flattening of the yield curve. The slope of the yield curve could eventually be a constraining factor for future interest rate increases. The U.S. Federal Reserve has stated that it is not on a preset course to continue raising short-term interest rates in 2019. Rather, the U.S. Federal Reserve will be flexible regarding future rate increases, balancing inflation readings and economic data against the array of risks.

Despite the market volatility at the end of 2018, market conditions generally remain conducive to advisory engagements, driven by CEO confidence, reasonable valuations, a strong U.S. economy and ample financing availability. We expect that our advisory services business will continue to perform well heading into 2019 based on our pipeline of deals and our generally constructive outlook for the U.S. economy. Advisory services revenues for any given quarter are impacted by the timing and size of the deals closing, which can result in fluctuations in revenues period over period. Strong valuations and stable market conditions for most of 2018 created conducive market conditions for equity capital raising; however, volatility and an equity sell-off at the end of the year created disruptions, particularly in the IPO market. In 2019, execution of our pipeline for equity capital raising transactions will be dependent on conducive market conditions, including sector-specific conditions. If we experience sustained bouts of higher volatility or a material market correction, our advisory services and equity capital raising businesses may suffer.

Our equity brokerage business experienced secular changes in 2018 as the manner in which many market participants pay for trade execution and research services began to transition at a time when the overall fee pool is shrinking. Increasingly, market participants are executing trades through low-touch execution providers and paying separately for research services. This dynamic, which we expect to continue in 2019, has resulted in more disparity in our equity institutional brokerage revenues period over period.

Even after recent increases, interest rates remain relatively low by historical standards, and the yield curve has flattened. Also, at the end of 2018, macroeconomic concerns caused yields to move swiftly lower and credit spreads widened. These conditions subdued customer flow activity and trading spreads for our fixed income institutional brokerage business. We believe that many of these challenging market dynamics will continue to persist into 2019. In our public finance business, the higher interest rates and tax law changes have diminished refunding activity. While new money issuance increased in 2018, it did not increase sufficiently to offset the decline in refundings. We expect municipal market issuance levels to increase in 2019 as volumes return to more normalized levels.

Asset management revenues will continue to be affected by valuations and investment performance, as well as broad market trends. Market valuations can be negatively impacted by significant declines and volatility in the financial markets, as experienced with equity market sell-off at the end of 2018. Industry-wide, active management has been depressed during the long bull market, however, we believe clients increasingly see the benefit of active management in more volatile markets. We expect that active asset managers, ourselves included, will remain under pressure to create alpha for their clients and to maintain or grow AUM.

Results of Operations

Financial Summary

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

						As a Percentage of
						Net Revenues for the
	Year Ended December 31,					Year Ended December 31,
				2018	2017
(Dollars in thousands)	2018	2017	2016	v2017	v2016	2018	2017	2016
Revenues:
Investment banking	$588,978	$633,837	$490,340	(7.1)%	29.3%	75.1%	72.4%	65.6%
Institutional brokerage	124,517	154,563	161,186	(19.4)	(4.1)	15.9	17.7	21.6
Asset management	49,803	56,835	60,672	(12.4)	(6.3)	6.3	6.5	8.1
Interest	32,749	31,954	33,074	2.5	(3.4)	4.2	3.7	4.4
Investment income	4,946	18,002	24,602	(72.5)	(26.8)	0.6	2.1	3.3
Total revenues	800,993	895,191	769,874	(10.5)	16.3	102.1	102.3	103.0

Interest expense	16,551	20,268	22,525	(18.3)	(10.0)	2.1	2.3	3.0

Net revenues	784,442	874,923	747,349	(10.3)	17.1	100.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	512,847	617,635	510,612	(17.0)	21.0	65.4	70.6	68.3
Outside services	39,957	38,012	39,289	5.1	(3.3)	5.1	4.3	5.3
Occupancy and equipment	35,721	33,462	34,813	6.8	(3.9)	4.6	3.8	4.7
Communications	31,621	29,891	29,626	5.8	0.9	4.0	3.4	4.0
Marketing and business development	29,377	31,293	30,404	(6.1)	2.9	3.7	3.6	4.1
Deal-related expenses	25,120	—	—	N/M	N/M	3.2	—	—
Trade execution and clearance	8,014	8,166	7,651	(1.9)	6.7	1.0	0.9	1.0
Restructuring and integration costs	3,770	—	10,206	N/M	N/M	0.5	—	1.4
Goodwill impairment	—	114,363	82,900	N/M	38.0	—	13.1	11.1
Intangible asset amortization	10,460	15,400	21,214	(32.1)	(27.4)	1.3	1.8	2.8
Back office conversion costs	—	3,927	561	N/M	600.0	—	0.4	0.1
Other operating expenses	12,678	12,097	10,947	4.8	10.5	1.6	1.4	1.5
Total non-interest expenses	709,565	904,246	778,223	(21.5)	16.2	90.5	103.4	104.1

Income/(loss) before income tax expense/(benefit)	74,877	(29,323)	(30,874)	N/M	N/M	9.5	(3.4)	(4.1)

Income tax expense/(benefit)	19,047	30,229	(17,128)	(37.0)	N/M	2.4	3.5	(2.3)

Net income/(loss)	55,830	(59,552)	(13,746)	N/M	N/M	7.1	(6.8)	(1.8)

Net income/(loss) applicable to noncontrolling interests	(1,206)	2,387	8,206	N/M	(70.9)	(0.2)	0.3	1.1

Net income/(loss) applicable to Piper Jaffray Companies	$57,036	$(61,939)	$(21,952)	N/M	N/M	7.3%	(7.1)%	(2.9)%
N/M — Not meaningful

For the year ended December 31, 2018, we recorded net income applicable to Piper Jaffray Companies of $57.0 million. Net revenues for the year ended December 31, 2018 were $784.4 million, a 10.3 percent decrease compared to $874.9 million in the year-ago period. In 2018, investment banking revenues decreased 7.1 percent to $589.0 million, compared with $633.8 million in 2017, as higher equity financing revenues were more than offset by lower advisory services and debt financing revenues. For the year ended December 31, 2018, institutional brokerage revenues were $124.5 million, down 19.4 percent compared with $154.6 million in 2017, due to lower equity and fixed income institutional brokerage revenues. Asset management fees were $49.8 million in 2018, down 12.4 percent compared with $56.8 million in 2017, due to lower management fees from our MLP and equity product offerings. For the year ended December 31, 2018, net interest income increased to $16.2 million, compared with $11.7 million in 2017. The increase was driven by lower long-term financing expenses. We repaid $50 million of Class A senior notes upon maturity on May 31, 2017. In addition, we repaid $125 million of Class C senior notes upon maturity on October 9, 2018. In 2018, investment income was $4.9 million, compared with $18.0 million in 2017. The decrease was due to lower gains on our investment and the noncontrolling interests in the merchant banking funds that we manage, as well as lower gains on our other firm investments. Non-interest expenses were $709.6 million for the year ended December 31, 2018, a decrease of 21.5 percent compared to $904.2 million in the prior year, primarily due to a $114.4 million non-cash goodwill impairment charge recorded in 2017. In addition, lower compensation expenses from decreased revenues and lower acquisition-related costs were partially offset by the impact of presenting deal-related expenses on a gross basis on the consolidated statements of operations. Beginning in 2018, new accounting guidance requires the gross presentation of client reimbursed deal expenses.

For the year ended December 31, 2017, we recorded a net loss applicable to Piper Jaffray Companies of $61.9 million, driven by a $70.8 million, net of tax, goodwill impairment charge and a $54.2 million tax charge for the remeasurement of our deferred tax assets as a result of the lower enacted federal corporate tax rate. Net revenues for the year ended December 31, 2017 were $874.9 million, a 17.1 percent increase compared to $747.3 million in 2016. In 2017, investment banking revenues increased 29.3 percent to $633.8 million, compared with $490.3 million in 2016, driven by strong advisory services revenues. The advisory services business has been a strategic focus for us, and these results reflected significant market share gains. Also, equity financing revenues increased as the market environment for equity capital raising improved significantly after challenging market conditions in 2016. These increases were partially offset by lower debt financing revenues, which declined compared to a strong 2016. For the year ended December 31, 2017, institutional brokerage revenues were $154.6 million, down 4.1 percent compared with $161.2 million in 2016, due to lower equity and fixed income institutional brokerage revenues. Asset management fees were $56.8 million in 2017, down 6.3 percent compared with $60.7 million in 2016, as higher management fees from our MLP product offerings were more than offset by lower management fees from our equity product offerings. For the year ended December 31, 2017, net interest income increased to $11.7 million, compared with $10.5 million in 2016. In 2017, investment income was $18.0 million, compared with $24.6 million in 2016, due to lower gains on our investment and the noncontrolling interests in the merchant banking fund that we manage. Non-interest expenses were $904.2 million for the year ended December 31, 2017, an increase of 16.2 percent compared to $778.2 million in 2016. The increase was driven by higher compensation expenses from increased revenues, as well as higher acquisition-related compensation costs. Also, we incurred a $114.4 million non-cash goodwill impairment charge in 2017, compared to a $82.9 million non-cash goodwill impairment charge in 2016. Incremental back office conversion costs in 2017 were more than offset by lower restructuring costs.

New Revenue Recognition Guidance

As discussed in Note 3 to our consolidated financial statements, we adopted new revenue recognition guidance effective as of January 1, 2018. The previous broker dealer industry treatment of netting deal expenses with investment banking revenues was superseded under the new guidance. As a result of adopting the new guidance, we now present investment banking revenues gross of related client reimbursed deal expenses and deal-related expenses as non-interest expenses on the consolidated statements of operations, rather than the previous presentation of netting deal expenses incurred for completed investment banking deals within revenues. This change did not impact net income, however the financial measures for the year ended December 31, 2018 were impacted as follows:

•	Higher net revenues,

•	Decreased compensation ratio,

•	Higher non-compensation expenses,

•	Higher non-compensation ratio, and

•	Lower pre-tax operating margin.

Deal-related expenses are deferred until completion of an investment banking transaction and beginning in 2018 are reported separately on the consolidated statements of operations. For the year ended December 31, 2018, we reported higher investment banking revenues and higher non-compensation expenses of $25.1 million, respectively, as a result of this change.

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

For the year ended December 31, 2018, compensation and benefits expenses decreased 17.0 percent to $512.8 million from $617.6 million in 2017. Compensation expenses decreased due to lower revenues as well as lower acquisition-related compensation costs, which were driven by a decline in compensation expenses related to a Simmons performance award plan implemented at the time of acquisition. Our compensation costs related to this performance plan decreased to $8.9 million in 2018, compared to $27.0 million in 2017. Compensation costs were higher in the prior year due to outperformance of the Simmons business in 2017. Compensation and benefits expenses as a percentage of net revenues was 65.4 percent in 2018, compared with 70.6 percent in 2017. The lower compensation expense ratio reflects decreased acquisition-related compensation and the impact of presenting investment banking revenues gross of related client reimbursed deal expenses, as required by new accounting guidance. This change resulted in a 210 basis point decrease to the compensation ratio in the current year. The requisite service period for our acquisition-related compensation arrangements ends in the first half of 2019.

For the year ended December 31, 2017, compensation and benefits expenses increased 21.0 percent to $617.6 million from $510.6 million in 2016, due to higher revenues as well as higher acquisition-related compensation costs, which were driven by incremental compensation expenses related to a Simmons performance award plan implemented at the time of acquisition. Our compensation costs related to this performance plan increased to $27.0 million in 2017, compared to $4.3 million in 2016, as the Simmons business outperformed our projections in 2017 due to a recovery in the energy markets and strong execution of investment banking transactions. As a result, we refined our future projections related to this business and the performance award plan. Compensation and benefits expenses as a percentage of net revenues was 70.6 percent in 2017, compared with 68.3 percent in 2016. The higher compensation expense ratio was attributable to increased acquisition-related compensation, and the impact of defined retirement provisions for performance share units granted in February 2018, which resulted in recognition of additional compensation expense.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses increased 5.1 percent to $40.0 million in 2018, compared with $38.0 million in the corresponding period of 2017. Excluding the portion of expenses from non-controlled equity interests in our consolidated alternative asset management funds, outside services expenses increased 3.6 percent due to an increase in professional fees partially offset by a reduction in securities processing costs as there are services we no longer use following our migration to a fully disclosed clearing model in the third quarter of 2017.

Outside services expenses decreased 3.3 percent to $38.0 million in 2017, compared with $39.3 million in 2016. Excluding the portion of expenses from non-controlled equity interests in our consolidated alternative asset management funds, outside services expenses were essentially flat.

Occupancy and Equipment – For the year ended December 31, 2018, occupancy and equipment expenses increased 6.8 percent to $35.7 million, compared with $33.5 million in 2017. The increase was primarily due to incremental occupancy costs related to transitioning to new office space in Houston, Texas, along with a few smaller office locations.

For the year ended December 31, 2017, occupancy and equipment expenses decreased 3.9 percent to $33.5 million, compared with $34.8 million in 2016.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the year ended December 31, 2018, communication expenses increased 5.8 percent to $31.6 million, compared with $29.9 million for the year ended December 31, 2017. The increase was primarily due to higher market data services.

For the year ended December 31, 2017, communication expenses were $29.9 million, up slightly compared with 2016.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. In 2018, marketing and business development expenses decreased 6.1 percent to $29.4 million, compared with $31.3 million for the year ended December 31, 2017. The decline was attributable to lower marketing and travel expenses.

In 2017, marketing and business development expenses were $31.3 million, compared with $30.4 million for the year ended December 31, 2016.

Deal-Related Expenses – Deal-related expenses include costs we incurred over the course of a completed investment banking deal, which primarily consist of legal fees, offering expenses, and travel and entertainment costs. For the year ended December 31, 2018, deal-related expenses were $25.1 million. Effective January 1, 2018, new revenue recognition guidance required us to present reimbursed deal expenses as non-interest expenses on the consolidated statements of operations, rather than netting deal expenses incurred for completed investment banking deals within revenues. The amount of deal-related expenses for the year will principally be dependent on the level of deal activity and may vary from period to period as the recognition of deal-related costs typically coincides with the closing of a transaction.

Trade Execution and Clearance – For the year ended December 31, 2018, trade execution and clearance expenses were $8.0 million, essentially flat compared with the year ended December 31, 2017.

For the year ended December 31, 2017, trade execution and clearance expenses increased to $8.2 million, compared with $7.7 million for the year ended December 31, 2016.

Restructuring and Integration Costs – For the year ended December 31, 2018, we incurred restructuring costs of $3.8 million related to our brokerage and asset management businesses. Restructuring costs included $3.5 million of severance, benefits and outplacement costs, $0.1 million for vacated leased office space, and $0.2 million for contract termination costs.

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

Intangible Asset Amortization – Intangible asset amortization includes the amortization of definite-lived intangible assets consisting of customer relationships and the Simmons trade name. For the year ended December 31, 2018, intangible asset amortization was $10.5 million, compared with $15.4 million in the corresponding period of 2017.

For the year ended December 31, 2017, intangible asset amortization was $15.4 million, compared with $21.2 million in the corresponding period of 2016.

Back Office Conversion Costs – In 2017, we migrated to a fully disclosed clearing model and are no longer self clearing. Back office conversion costs included costs incurred to transition to a fully disclosed clearing model, such as contract termination costs, vendor migration fees, professional fees, and severance benefits for impacted personnel. For the year ended December 31, 2017, we incurred back office conversion costs of $3.9 million, compared with $0.6 million in the year ended December 31, 2016.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses were $12.7 million in 2018, up slightly compared with 2017.

Other operating expenses increased to $12.1 million in 2017, compared with $10.9 million in 2016. The increase was primarily due to higher expense related to our charitable giving program driven by our increased profitability on a non-GAAP basis.

Income Taxes – The Tax Cuts and Jobs Act reduced the corporate federal tax rate from 35 percent to 21 percent effective January 1, 2018. SEC Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118") permitted companies to report a provisional amount in the 2017 financial statements if the accounting for income tax effects of the Tax Cuts and Jobs Act was incomplete as of December 31, 2017. This provisional amount would be subject to adjustment in subsequent periods during a defined measurement period, which was limited to one year from the enactment date of December 22, 2017.

For the year ended December 31, 2018, our provision for income taxes was $19.0 million, which included a $7.1 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price partially offset by $5.3 million of income tax expense for a deferred tax asset valuation allowance primarily related to net operating loss carryforwards for Piper Jaffray Ltd. In addition, pursuant to SAB 118, we recorded an additional $1.0 million of income tax expense for the remeasurement of our deferred tax assets at the lower enacted federal corporate tax rate. Excluding the impact of these items, our effective tax rate was 26.6 percent.

For the year ended December 31, 2017, our provision for income taxes was $30.2 million, which included a non-cash tax charge of $54.2 million for the remeasurement of our deferred tax assets arising from the enactment of the Tax Cuts and Jobs Act and the lower enacted federal corporate tax rate. Excluding this charge, our provision from income taxes in 2017 was a benefit of $23.9 million as a result of pre-tax losses related to the $114.4 million non-cash goodwill impairment charge. In addition, for the year ended December 31, 2017, we recorded a $9.2 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price.

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

Throughout this section, we have presented segment results on both a U.S. GAAP and non-GAAP basis. Management believes that presenting adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin, each a non-GAAP measure, in conjunction with the U.S. GAAP measures provides a more meaningful basis for comparison of its operating results and underlying trends between periods, and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP segment results should be considered in addition to, not as a substitute for, the segment results prepared in accordance with U.S. GAAP.

Adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin exclude (1) revenues and expenses related to noncontrolling interests, (2) amortization of intangible assets related to acquisitions, (3) compensation and non-compensation expenses from acquisition-related agreements, (4) acquisition-related restructuring and integration costs and (5) goodwill impairment charges. For U.S. GAAP purposes, these items are included in each of their respective line items on the consolidated statements of operations.

Adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin present the segments' results of operations excluding the impact resulting from the consolidation of noncontrolling interests in alternative asset management funds. Consolidation of these funds results in the inclusion of the proportionate share of the income or loss attributable to the equity interests in consolidated funds that are not attributable, either directly or indirectly, to us (i.e., noncontrolling interests). This proportionate share is reflected in net income applicable to noncontrolling interests in the accompanying consolidated statements of operations, and has no effect on the overall financial performance of the segments, as ultimately, this income or loss is not income or loss for the segments themselves. Included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin is the actual proportionate share of the income or loss attributable to us as an investor in such funds.

Adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin also exclude amortization of intangible assets and compensation and non-compensation expenses from acquisition-related agreements. These amounts are excluded on a non-GAAP basis as they represent expenses specifically related to acquisitions that will eventually be fully amortized and therefore not part of our on-going operations. The acquisition-related restructuring and integration costs excluded from adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin represent charges that resulted from severance benefits, vacating redundant leased office space and contract termination costs. These restructuring and integration costs are excluded from our non-GAAP financial measures as they generally relate to an acquisition and excluding these amounts provides a better understanding of our core non-compensation expenses. Management believes that presenting adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin excluding the acquisition-related amounts provides clarity on the financial results generated by the core operating components of our business. The non-cash goodwill impairment charges recognized in 2017 and 2016 relate to the asset management reporting unit.

Capital Markets

The following table sets forth the Capital Markets adjusted segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Year Ended December 31,
	2018				2017
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$394,133	$—	$—	$394,133	$443,303	$—	$—	$443,303
Financing
Equities	122,172	—	—	122,172	98,996	—	—	98,996
Debt	73,262	—	—	73,262	93,434	—	—	93,434
Total investment banking	589,567	—	—	589,567	635,733	—	—	635,733

Institutional sales and trading
Equities	77,477	—	—	77,477	81,717	—	—	81,717
Fixed income	67,563	—	—	67,563	89,455	—	—	89,455
Total institutional sales and trading	145,040	—	—	145,040	171,172	—	—	171,172

Total management and performance fees	6,318	—	—	6,318	5,566	—	—	5,566

Investment income	2,669	3,621	—	6,290	12,321	5,319	—	17,640

Long-term financing expenses	(5,793)	—	—	(5,793)	(7,676)	—	—	(7,676)

Net revenues	737,801	3,621	—	741,422	817,116	5,319	—	822,435

Operating expenses	624,070	4,827	34,787	663,684	669,630	2,932	65,777	738,339

Segment pre-tax operating income	$113,731	$(1,206)	$(34,787)	$77,738	$147,486	$2,387	$(65,777)	$84,096

Segment pre-tax operating margin	15.4%			10.5%	18.0%			10.2%

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
Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2018	2017
Compensation from acquisition-related agreements	$29,246	$54,999
Amortization of intangible assets related to acquisitions	4,858	10,178
Non-compensation expenses from acquisition-related agreements	683	600
	$34,787	$65,777

Capital Markets net revenues on a U.S. GAAP basis decreased 9.9 percent to $741.4 million for the year ended December 31, 2018, compared with $822.4 million in the prior-year period. For the year ended December 31, 2018, Capital Markets adjusted net revenues were $737.8 million compared with $817.1 million for the year ended December 31, 2017. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis.

Investment banking revenues comprise all of the revenues generated through advisory services activities, which includes mergers and acquisitions, equity private placements, debt and restructuring advisory, and municipal financial advisory transactions, as well as equity and debt financing activities. To assess the profitability of investment banking, we aggregate investment banking fees with the net interest income or expense associated with these activities.

In 2018, investment banking revenues decreased 7.3 percent to $589.6 million compared with $635.7 million in the corresponding period of the prior year as lower advisory services and debt financing revenues were partially offset by higher equity financing revenues. For the year ended December 31, 2018, advisory services revenues decreased 11.1 percent to $394.1 million, compared with $443.3 million in 2017. The number of completed transactions increased from the prior year, however, revenues declined as 2017 was elevated by several large fees. We completed 170 transactions with an aggregate enterprise value of $28.9 billion in 2018, compared with 163 transactions with an aggregate enterprise value of $34.3 billion in 2017. For the year ended December 31, 2018, equity financing revenues were $122.2 million, up 23.4 percent compared with $99.0 million in the prior-year period, due to higher revenue per transaction. The number of deals in which we were bookrunner increased approximately seven percent compared to the prior year. Strong valuations and stable markets through the first three quarters of 2018 created optimum IPO conditions in the market. During 2018, we completed 85 equity financings, raising $16.1 billion for our clients, compared with 84 equity financings, raising $17.1 billion for our clients in the year-ago period. Debt financing revenues for the year ended December 31, 2018 were $73.3 million, a decrease of 21.6 percent compared with $93.4 million in the year-ago period, due to lower public finance revenues as municipal market issuance volume declined meaningfully compared to the prior-year period. The first quarter of 2018 experienced a significant decline in public finance issuance volume due to record issuance volume in the fourth quarter of 2017 as issuers accelerated financings before the implementation of federal tax law changes in 2018. Municipal market issuance volume began to rebound after the first quarter of 2018, but it was still down approximately 24 percent on a year-over-year basis as the increase in new money issuance volume did not offset the significant decrease in refunding activity. During 2018, we completed 436 negotiated municipal issues with a total par value of $11.5 billion, compared with 622 negotiated municipal issues with a total par value of $15.3 billion during the prior-year period.

Institutional sales and trading revenues comprise all of the revenues generated through trading activities, which consist of facilitating customer trades, executing competitive municipal underwritings and our strategic trading activities in municipal bonds and U.S. government agency securities. To assess the profitability of institutional brokerage activities, we aggregate institutional brokerage revenues with the net interest income or expense associated with financing, economically hedging and holding long or short inventory positions. Our results may vary from quarter to quarter as a result of changes in trading margins, trading gains and losses, net interest spreads, trading volumes, the timing of payments for research services, and the timing of transactions based on market opportunities.

For the year ended December 31, 2018, institutional brokerage revenues decreased 15.3 percent to $145.0 million, compared with $171.2 million in the prior-year period, due to lower equity and fixed income institutional brokerage revenues. Equity institutional brokerage revenues were $77.5 million in 2018, down 5.2 percent compared with $81.7 million in 2017, due to changes in how equity market participants pay for equity research and trade execution services at a time when the overall fee pool is shrinking. Global market participants are shifting trade execution to low-touch providers and paying for research services separately, a result of the MiFID II regulation that became effective in the European Union at the beginning of 2018. This dynamic has negatively impacted our equity institutional brokerage revenues and added additional variability to our equity sales and trading business as revenues will fluctuate with the timing of research checks. For the year ended December 31, 2018, fixed income institutional brokerage revenues were $67.6 million, down 24.5 percent compared with $89.5 million in the prior-year period, due primarily to lower trading gains resulting from limited trading opportunities and unfavorable markets, as well as a decline in customer flow activity. Market conditions were challenging as low relative, but rising, interest rates and a flattened yield curve persisted throughout 2018 and resulted in reduced client volumes and limited trading opportunities. Our results were disproportionately impacted by the challenging fixed income markets in 2018 given our meaningful exposure to the municipal market where customer demand was muted due to the impact of federal tax reform on the municipal asset class.

Management and performance fees include the fees generated from our merchant banking, energy and senior living funds with outside investors. For the year ended December 31, 2018, management and performance fees were $6.3 million, compared with $5.6 million in the prior-year period, due to higher assets under management in our merchant banking funds. The increase was partially offset by lower performance fees. Upon adopting new revenue recognition guidance effective as of January 1, 2018, we now defer the recognition of performance fees on our merchant banking, energy and senior living funds until such fees are no longer subject to reversal, which will cause a delay in the recognition of these fees as revenue.

Investment income includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our merchant banking, energy and senior living funds. For the year ended December 31, 2018, investment income was $6.3 million, compared to $17.6 million in 2017. In 2018, we recorded lower gains in our merchant banking funds and on our other firm investments. Excluding the impact of noncontrolling interests, adjusted investment income was $2.7 million in 2018 and $12.3 million in 2017.

Long-term financing expenses primarily represent interest paid on our senior notes. For the year ended December 31, 2018, long-term financing expenses decreased to $5.8 million, compared to $7.7 million in the prior-year period. We repaid $50 million of Class A senior notes upon maturity on May 31, 2017. Also, we repaid our $125 million Class C senior notes upon maturity on October 9, 2018, and, as a result, we will not have long-term financing expenses in 2019.

Capital Markets segment pre-tax operating margin for the year ended December 31, 2018 increased slightly to 10.5 percent, compared with 10.2 percent for 2017. Adjusted segment pre-tax operating margin was 15.4 percent in 2018, compared with 18.0 percent in 2017. The decreased adjusted pre-tax operating margin was primarily attributable to lower adjusted net revenues. The new accounting guidance requiring the gross presentation of client reimbursed deal expenses, which totaled $25.1 million for the year, reduced the adjusted segment pre-tax margin by 60 basis points in 2018.

The following table sets forth the Capital Markets adjusted segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Year Ended December 31,
	2017				2016
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$443,303	$—	$—	$443,303	$304,654	$—	$—	$304,654
Financing
Equities	98,996	—	—	98,996	71,161	—	—	71,161
Debt	93,434	—	—	93,434	115,013	—	—	115,013
Total investment banking	635,733	—	—	635,733	490,828	—	—	490,828

Institutional sales and trading
Equities	81,717	—	—	81,717	87,992	—	—	87,992
Fixed income	89,455	—	—	89,455	90,495	971	—	91,466
Total institutional sales and trading	171,172	—	—	171,172	178,487	971	—	179,458

Total management and performance fees	5,566	—	—	5,566	6,363	—	—	6,363

Investment income	12,321	5,319	—	17,640	14,692	10,099	—	24,791

Long-term financing expenses	(7,676)	—	—	(7,676)	(9,136)	—	—	(9,136)

Net revenues	817,116	5,319	—	822,435	681,234	11,070	—	692,304

Operating expenses	669,630	2,932	65,777	738,339	580,974	2,864	62,025	645,863

Segment pre-tax operating income	$147,486	$2,387	$(65,777)	$84,096	$100,260	$8,206	$(62,025)	$46,441

Segment pre-tax operating margin	18.0%			10.2%	14.7%			6.7%

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
Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2017	2016
Compensation from acquisition-related agreements	$54,999	$36,241
Acquisition-related restructuring and integration costs	—	10,197
Amortization of intangible assets related to acquisitions	10,178	15,587
Non-compensation expenses from acquisition-related agreements	600	—
	$65,777	$62,025

Capital Markets net revenues on a U.S. GAAP basis increased 18.8 percent to $822.4 million for the year ended December 31, 2017, compared with $692.3 million for the year ended December 31, 2016. For the year ended December 31, 2017, Capital Markets adjusted net revenues were $817.1 million compared with $681.2 million in the prior year. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis.

In 2017, investment banking revenues increased 29.5 percent to $635.7 million compared with $490.8 million in the prior year, as strong advisory services and equity financing revenues were partially offset by lower debt financing revenues. For the year ended December 31, 2017, advisory services revenues increased 45.5 percent to $443.3 million, compared with $304.7 million in 2016. The increase reflects our long-term efforts to invest in and grow the advisory services business and the breadth of our platform. Revenue growth in advisory services also reflects market share gains, supplemented by constructive markets. We completed 163 transactions with an aggregate enterprise value of $34.3 billion during 2017, compared with 150 transactions with an aggregate enterprise value of $22.3 billion in 2016. For the year ended December 31, 2017, equity financing revenues were $99.0 million, up 39.1 percent compared with $71.2 million in 2016, due to more completed transactions and higher revenue per transaction in an improved market environment. Market conditions, driven by increased valuations and low volatility, were conducive for equity capital raising in 2017. During 2017, we completed 84 equity financings, raising $17.1 billion for our clients, compared with 68 equity financings, raising $13.7 billion for our clients in 2016. Debt financing revenues for the year ended December 31, 2017 were $93.4 million, a decrease of 18.8 percent compared with $115.0 million in the prior year. Despite an increase in municipal issuance volume at the end of 2017 as issuers accelerated financings before the implementation of federal tax law changes in 2018, public finance revenues declined compared to a very strong 2016. Refunding activity decreased compared to 2016, and was only partially offset by an increase in new money issuance volumes in 2017. During 2017, we completed 622 negotiated municipal issues with a total par value of $15.3 billion, compared with 718 negotiated municipal issues with a total par value of $16.7 billion during 2016.

For the year ended December 31, 2017, institutional brokerage revenues decreased 4.6 percent to $171.2 million, compared with $179.5 million in 2016, due to lower equity and fixed income institutional brokerage revenues. Equity institutional brokerage revenues were $81.7 million in 2017, down 7.1 percent compared with $88.0 million in 2016, as historically low levels of volatility reduced client trading volumes during the year. For the year ended December 31, 2017, fixed income institutional brokerage revenues were $89.5 million, down 2.2 percent compared with $91.5 million in the prior year. Customer flow activity remained light for most of 2017 due to the low interest rates and flat yield curve.

For the year ended December 31, 2017, management and performance fees were $5.6 million, compared with $6.4 million in 2016, due primarily to lower performance fees from our merchant banking fund.

For the year ended December 31, 2017, investment income was $17.6 million, compared to $24.8 million in 2016. In 2017, we recorded lower gains in our merchant banking and senior living funds, which were partially offset by higher gains on our other firm investments. Excluding the impact of noncontrolling interests, adjusted investment income was $12.3 million in 2017.

In 2017, long-term financing expenses decreased to $7.7 million, compared to $9.1 million in the prior year. We repaid $50 million of Class A senior notes upon maturity on May 31, 2017.

Capital Markets segment pre-tax operating margin for 2017 increased to 10.2 percent, compared with 6.7 percent for 2016. The increased pre-tax operating margin was due to a lower non-compensation ratio driven by higher revenues and lower levels of restructuring costs, which was partially offset by higher acquisition-related costs. In 2016, we recorded $10.2 million of restructuring and integration costs primarily related to the acquisition of Simmons. Adjusted segment pre-tax operating margin of 18.0 percent in 2017 was an increase from the 14.7 percent operating margin recorded in 2016 due to operating leverage as a result of higher revenues. Adjusted net revenues increased 19.9 percent in 2017 and adjusted operating expenses increased 15.3 percent compared to 2016, reflecting operating leverage in the business.

Asset Management

The following table sets forth the Asset Management segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income/(loss) and pre-tax operating margin for the periods presented:

	Year Ended December 31,
	2018				2017
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
MLP	$25,235	$—	$—	$25,235	$27,630	$—	$—	$27,630
Equity	18,226	—	—	18,226	23,639	—	—	23,639
Total management fees	43,461	—	—	43,461	51,269	—	—	51,269

Performance fees
MLP	—	—	—	—	—	—	—	—
Equity	24	—	—	24	—	—	—	—
Total performance fees	24	—	—	24	—	—	—	—

Total management and performance fees	43,485	—	—	43,485	51,269	—	—	51,269

Investment income/(loss)	(465)	—	—	(465)	1,219	—	—	1,219

Total net revenues	43,020	—	—	43,020	52,488	—	—	52,488

Operating expenses	40,279	—	5,602	45,881	46,322	—	119,585	165,907

Segment pre-tax operating income/(loss)	$2,741	$—	$(5,602)	$(2,861)	$6,166	$—	$(119,585)	$(113,419)

Segment pre-tax operating margin	6.4%			(6.7)%	11.7%			(216.1)%

(1)	Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2018	2017
Goodwill impairment	$—	$114,363
Amortization of intangible assets related to acquisitions	5,602	5,222
	$5,602	$119,585

Management and performance fee revenues comprise the revenues generated from management and investment advisory services performed for separately managed accounts, registered funds and partnerships. Client asset inflows and outflows and investment performance have a direct effect on management and performance fee revenues. Management fees are generally based on the level of AUM measured monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations or net client asset flows, will result in a corresponding increase or decrease in management fees. Fees vary with the type of assets managed and the vehicle in which they are managed. Performance fees are earned when the investment return on AUM exceeds certain benchmark targets or other performance targets over a specified measurement period. These performance fees are typically annual performance hurdles and recognized in the fourth quarter of the applicable year, or upon withdrawal of client assets. The level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in total AUM. At December 31, 2018, approximately five percent of our AUM was eligible to earn performance fees.

For the year ended December 31, 2018, management fees were $43.5 million, a decrease of 15.2 percent compared with $51.3 million in the prior-year period, due to lower management fees from both our MLP and equity product offerings. Management fees from our MLP strategies decreased 8.7 percent in 2018 to $25.2 million compared with $27.6 million in 2017 due to lower average AUM driven primarily by net market depreciation. In 2018, management fees related to our equity strategies were $18.2 million, down 22.9 percent compared to $23.6 million in 2017, due to lower average AUM and a lower average effective revenue yield. The average effective yield (total management fees as a percentage of our average month-end AUM) for our equity strategies was 55 basis points for the year ended December 31, 2018, compared with 62 basis points for the prior-year period.

Investment income/(loss) includes gains and losses from our investments in registered funds and private funds or partnerships that we manage. In 2018, we recorded an investment loss of $0.5 million, compared with investment income of $1.2 million for the year ended December 31, 2017.

Segment pre-tax operating margin in 2018 was a negative 6.7 percent due to declining profitability in the business. The negative segment pre-tax operating margin in 2017 was driven by the $114.4 million non-cash goodwill impairment charge. Adjusted segment operating margin declined from 11.7 percent in 2017 to 6.4 percent in 2018.

The following table sets forth the Asset Management segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income/(loss) and pre-tax operating margin for the periods presented:

	Year Ended December 31,
	2017				2016
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
MLP	$27,630	$—	$—	$27,630	$25,561	$—	$—	$25,561
Equity	23,639	—	—	23,639	28,164	—	—	28,164
Total management fees	51,269	—	—	51,269	53,725	—	—	53,725

Performance fees
MLP	—	—	—	—	—	—	—	—
Equity	—	—	—	—	584	—	—	584
Total performance fees	—	—	—	—	584	—	—	584

Total management and performance fees	51,269	—	—	51,269	54,309	—	—	54,309

Investment income	1,219	—	—	1,219	736	—	—	736

Total net revenues	52,488	—	—	52,488	55,045	—	—	55,045

Operating expenses	46,322	—	119,585	165,907	43,824	—	88,536	132,360

Segment pre-tax operating income/(loss)	$6,166	$—	$(119,585)	$(113,419)	$11,221	$—	$(88,536)	$(77,315)

Segment pre-tax operating margin	11.7%			(216.1)%	20.4%			(140.5)%

(1)	Other Adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2017	2016
Restructuring and integration costs	$—	$9
Goodwill impairment	114,363	82,900
Amortization of intangible assets related to acquisitions	5,222	5,627
	$119,585	$88,536

For the year ended December 31, 2017, management fees were $51.3 million, a decrease of 4.6 percent, compared with $53.7 million in 2016, as higher management fees from our MLP product offerings were more than offset by lower management fees from our equity product offerings. Management fees from our MLP strategies increased 8.1 percent in 2017 to $27.6 million, compared with $25.6 million in 2016, due to a higher average effective revenue yield and a slightly higher average AUM. The average effective yield for our MLP strategies was 65 basis points for the year ended December 31, 2017, compared with 62 basis points for the year ended December 31, 2016. In 2017, management fees related to our equity strategies were $23.6 million, down 16.1 percent compared to $28.2 million in 2016. The decrease was driven by a lower average effective revenue yield which resulted from changes in our product mix, as well as lower average AUM due to net client outflows. The average effective yield for our equity strategies was 62 basis points for the year ended December 31, 2017, compared with 71 basis points for the year ended December 31, 2016.

The performance fees of $0.6 million recorded in 2016 resulted from certain funds exceeding their performance targets over a specified measurement period.

The negative pre-tax operating margin in 2017 and 2016 was driven by non-cash goodwill impairment charges of $114.4 million and $82.9 million, respectively. Adjusted segment pre-tax operating margin declined from 20.4 percent in 2016 to 11.7 percent in 2017. The decrease was due to negative operating leverage in the business.

The following table summarizes the changes in our AUM for the periods presented:

	Twelve Months Ended
	December 31,
(Dollars in millions)	2018	2017	2016
MLP
Beginning of period	$3,790	$4,616	$3,924
Net outflows	(194)	(424)	(286)
Net market appreciation/(depreciation)	(542)	(402)	978
End of period	$3,054	$3,790	$4,616

Equity
Beginning of period	$3,556	$4,115	$4,954
Net outflows	(520)	(1,003)	(1,331)
Net market appreciation/(depreciation)	(335)	444	492
End of period	$2,701	$3,556	$4,115

Total
Beginning of period	$7,346	$8,731	$8,878
Net outflows	(714)	(1,427)	(1,617)
Net market appreciation/(depreciation)	(877)	42	1,470
End of period	$5,755	$7,346	$8,731

Total AUM was $5.8 billion at December 31, 2018, down from $7.3 billion at December 31, 2017. Both our MLP AUM and equity AUM declined in the current year, driven by the equity market sell-off in the fourth quarter of 2018 which resulted in significant market depreciation across all of our product offerings. In addition, equity AUM experienced net client outflows of $0.5 billion during the year, as performance in our small-cap value and small/mid-cap value strategies lagged their respective benchmarks on a three and five year basis, which contributed to client outflows during the year. Also, industry-wide, investors have continued to favor passive investment vehicles over active management during the long bull market.

At December 31, 2017, total AUM was $7.3 billion. MLP AUM decreased to $3.8 billion at December 31, 2017 due to net market depreciation of $0.4 billion and net client outflows of $0.4 billion. The MLP market was challenged during most of the year with valuations declining since the second quarter of 2017. This market dynamic contributed to client outflows in the second half of the year. Equity AUM was $3.6 billion at December 31, 2017, compared to $4.1 billion at December 31, 2016 as net client outflows of $1.0 billion were partially offset by net market appreciation of $0.4 billion. In 2017, the asset management industry continued to be impacted by the trend of investors favoring passive investment vehicles over active management. In addition, performance in our small-cap and small/mid-cap value strategies lagged their respective benchmarks on a three and five year basis, which contributed to client outflows during 2017. Also, in mid-2017, we exited our Japan value product, which reduced AUM by approximately $0.8 billion. The reduction from client outflows in our value equity strategies was partially offset by client inflows into our new global equity strategy in 2017.

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

Goodwill and Intangible Assets

We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities acquired requires certain management estimates. At December 31, 2018, we had goodwill of $81.9 million, all of which relates to our capital markets segment. At December 31, 2018, we had intangible assets of $12.4 million, of which $4.3 million relates to our capital markets segment and $8.1 million relates to our asset management segment.

We are required to perform impairment tests of our goodwill and indefinite-life intangible assets annually and on an interim basis when circumstances exist that could indicate possible impairment. We have elected to test for goodwill impairment in the fourth quarter of each calendar year. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after making an assessment, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then further analysis is unnecessary. However, if we conclude otherwise, then we are required to perform a quantitative goodwill test, which requires management to make judgments in determining what assumptions to use in the calculation. The quantitative goodwill test compares the fair value of the reporting unit to its carrying value, including allocated goodwill. An impairment is recognized for the excess amount of a reporting unit's carrying value over its fair value. See Note 11 to our consolidated financial statements for additional information on our goodwill impairment testing.

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

We elected to perform a qualitative assessment to test the goodwill in our capital markets reporting unit for impairment. The following relevant events and circumstances were evaluated in concluding that it was not more likely than not that this goodwill was impaired: macroeconomic conditions, industry and market considerations, and the overall financial performance of the capital markets reporting unit. Our annual goodwill impairment testing, performed as of October 31, 2018, resulted in no impairment associated with the capital markets reporting unit.

We also evaluated intangible assets (indefinite and definite-lived) and concluded there was no impairment in 2018.

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

See Note 19 to our consolidated financial statements for additional information about our stock-based compensation plans.

Income Taxes

We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally restricted compensation (i.e., restricted stock, restricted stock units, restricted mutual fund shares (MFRS awards), and deferred compensation). The realization of deferred tax assets is assessed and a valuation allowance is recognized to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. We believe that our future taxable profits will be sufficient to recognize our U.S. deferred tax assets. However, if our projections of future taxable profits do not materialize, we may conclude that a valuation allowance is necessary, which would impact our results of operations in that period. In 2018, we recorded a deferred tax asset valuation allowance of $5.3 million primarily related to net operating loss carryforwards for Piper Jaffray Ltd.

The Tax Cuts and Jobs Act included a corporate federal rate reduction from 35 percent to 21 percent effective in 2018. In addition, certain corporate tax deductions were repealed or amended. For example, corporate tax deductions for certain public company executive compensation in excess of $1 million are no longer allowed. SAB 118 permitted companies to report a provisional amount in the 2017 financial statements if the accounting for income tax effects of the Tax Cuts and Jobs Act was incomplete as of December 31, 2017. This provisional amount would be subject to adjustment in subsequent periods during a defined measurement period, which was limited to one year from the enactment date of December 22, 2017. Pursuant to SAB 118, we recorded an additional $1.0 million of income tax expense in 2018 for the remeasurement of our deferred tax assets at the lower enacted federal corporate tax rate. The accounting for the income tax effects of the Tax Cuts and Jobs Act is complete as of December 31, 2018.

We record deferred tax benefits for future tax deductions expected upon the vesting of stock-based compensation. We recognize the income tax effects of stock-based compensation awards in the income statement when the awards vest. If deductions reported on our tax return for stock-based compensation (i.e., the value of the stock-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with ASC 718), we record the excess tax benefit as income tax benefit. Conversely, if deductions reported on our tax return for stock-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, the deficiency is recorded as income tax expense. For the year ended December 31, 2018, we recorded a $7.1 million tax benefit for stock awards vesting during the period. In the first quarter of 2019, approximately 418,000 shares vested at share prices greater than the grant date fair value, resulting in $1.7 million of excess tax benefits recorded as income tax benefit in the first quarter of 2019.

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

Beginning in 2017, we initiated the payment of a quarterly cash dividend to holders of our common stock, which included unvested restricted shares. Our board of directors also approved a dividend policy intended to return between 30 percent and 50 percent of our adjusted net income from the previous fiscal year to shareholders. This includes an annual special cash dividend, payable in the first quarter of each year. Our board of directors determines the declaration and payment of dividends on an annual and quarterly basis, and is free to change our dividend policy at any time.

Our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 2, 2017	$0.3125	February 20, 2017	March 13, 2017
April 27, 2017	$0.3125	May 26, 2017	June 15, 2017
July 27, 2017	$0.3125	August 28, 2017	September 15, 2017
October 26, 2017	$0.3125	November 29, 2017	December 15, 2017
February 1, 2018 (1)	$1.6200	February 26, 2018	March 15, 2018
February 1, 2018	$0.3750	February 26, 2018	March 15, 2018
April 27, 2018	$0.3750	May 25, 2018	June 15, 2018
July 27, 2018	$0.3750	August 24, 2018	September 14, 2018
October 26, 2018	$0.3750	November 28, 2018	December 14, 2018
February 1, 2019 (2)	$1.0100	February 25, 2019	March 15, 2019
February 1, 2019	$0.3750	February 25, 2019	March 15, 2019

(1)	Represents the annual special cash dividend based on fiscal year 2017 results.

(2)	Represents the annual special cash dividend based on fiscal year 2018 results.

Our board of directors has declared a special cash dividend on the company's common stock of $1.01 per share related to 2018 adjusted net income. This special dividend will be paid on March 15, 2019, to shareholders of record as of the close of business on February 25, 2019. Including this special cash dividend and the regular quarterly dividends totaling $1.50 per share paid during 2018, we will have returned $2.51 per share, or approximately 40 percent of our fiscal year 2018 adjusted net income to shareholders.

Effective September 30, 2017, our board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2019. During 2018, we repurchased 681,233 shares of our common stock at an average price of $69.20 per share for an aggregate purchase price of $47.1 million related to this authorization. We have $102.9 million remaining under this authorization.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. During 2018, we purchased 279,664 shares or $23.8 million of our common stock for this purpose.

Cash Flows

Cash, cash equivalents and restricted cash at December 31, 2018 were $50.4 million, an increase of $16.6 million from December 31, 2017. Operating activities provided $509.9 million of cash, primarily due to cash generated from earnings as well as reductions in operating assets, most notably a $534.4 million decrease in net financial instruments and other inventory positions owned, as we discontinued certain of our strategic trading activities in municipal securities and reduced inventories to navigate the challenging fixed income market we experienced in 2018. Partially offsetting this decline were increases in our receivables from brokers, dealers and clearing organizations related to Pershing LLC ("Pershing"), our clearing broker dealer. Decreases in operating liabilities was primarily driven by a decrease in accrued compensation of $61.5 million, the result of lower compensation costs in 2018 resulting from decreased revenues. In 2018, investing activities used $15.9 million of cash for the purchase of fixed assets. Cash of $476.8 million was used in financing activities as we reduced amounts due under our short-term financing by $240.0 million, through the closure of our prime brokerage arrangement related to our strategic trading activities in municipal securities. Also, we repurchased $70.9 million of our common stock, paid $47.2 million in dividends, and repaid our $125.0 million Class C fixed rate senior notes in full on the October 9, 2018 maturity date.

Cash, cash equivalents and restricted cash decreased $36.6 million to $33.8 million at December 31, 2017 from December 31, 2016. Operating activities provided $203.1 million of cash, as non-cash charges and decreases in operating assets were partially offset by an increase in operating liabilities. Our $59.6 million net loss in 2017 included non-cash charges of $114.4 million related to goodwill impairment, $54.2 million for the remeasurement of our deferred tax assets arising from the enactment of the Tax Cuts and Jobs Act and the lower federal corporate tax rate of 21 percent, and $15.4 million of intangible asset amortization. In 2017, we migrated to a fully disclosed clearing model and are no longer self clearing. This conversion resulted in a decrease in net operating assets related to the clearing and carrying of customer accounts as Pershing now facilitates our clearing and holds our customer accounts. This decrease was partially offset by an increase in inventory balances, particularly municipal securities, driven by a trading opportunity in the municipal market identified at the end of the year. The increase in operating liabilities was primarily driven by an increase in accrued compensation of $109.1 million, the result of higher compensation costs in 2017 resulting from increased revenues. Investing activities in 2017 used $8.1 million of cash for the purchase of fixed assets. Cash of $233.1 million was used in financing activities as we reduced amounts due under our short-term financing by $128.9 million, primarily by decreasing our commercial paper funding as our clearing relationship with Pershing provided another source of financing. In addition, we repaid our $50.0 million Class A variable rate senior notes in full on the May 31, 2017 maturity date.

Cash, cash equivalents and restricted cash decreased $200.6 million to $70.4 million at December 31, 2016 from December 31, 2015. Operating activities used $3.2 million of cash, as non-cash charges were offset by an increase in operating assets. Our $13.7 million net loss in 2016 included non-cash charges of $82.9 million related to goodwill impairment and $21.2 million of intangible asset amortization. The increase in intangible asset amortization was due to incremental expense related to our acquisitions of Simmons, River Branch Holdings LLC and BMO Capital Markets GKST Inc. The increase in operating assets primarily related to a receivable for unsettled trades, reverse repurchase agreements, which are principally used to make delivery on securities sold short, and additional investments in our senior living fund. Investing activities in 2016 used $83.7 million of which $72.7 million related to the acquisition of Simmons, and $11.0 million for the purchase of fixed assets. In 2016, financing activities used $111.6 million of cash as we repurchased $70.9 million of common stock. In addition, we used excess cash of $27.4 million to reduce amounts due under our short-term financing, primarily related to commercial paper, and also decreased our obligations related to repurchase agreements.

Leverage

The following table presents total assets, adjusted assets, total shareholders' equity and tangible shareholders' equity with the resulting leverage ratios as of:

	December 31,	December 31,
(Dollars in thousands)	2018	2017
Total assets	$1,345,269	$2,024,683
Deduct: Goodwill and intangible assets	(94,229)	(104,689)
Deduct: Assets from noncontrolling interests	(53,558)	(54,917)
Adjusted assets	$1,197,482	$1,865,077

Total shareholders' equity	$730,416	$741,235
Deduct: Goodwill and intangible assets	(94,229)	(104,689)
Deduct: Noncontrolling interests	(52,972)	(47,903)
Tangible common shareholders' equity	$583,215	$588,643

Leverage ratio (1)	1.8	2.7

Adjusted leverage ratio (2)	2.1	3.2

(1)	Leverage ratio equals total assets divided by total shareholders' equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders' equity.

Adjusted assets and tangible common shareholders' equity are non-GAAP financial measures. Goodwill and intangible assets are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets which can be deployed in a liquid manner. Amounts attributed to noncontrolling interests are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as they represent assets and equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our adjusted leverage ratio decreased from December 31, 2017 due to lower inventory balances. As of December 31, 2018, our inventory balance was $627.2 million, down 54.7 percent from $1.4 billion at the end of 2017. Inventory levels in 2019 will be dependent upon client demand and market opportunities.

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

Pershing Clearing Arrangement – We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, the majority of our securities inventories and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our clearing arrangement activities are recorded net from trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Jaffray & Co. to maintain excess net capital of $120 million. At December 31, 2018, we had no financing outstanding under this arrangement.

Commercial Paper Program – Our U.S. broker dealer subsidiary, Piper Jaffray & Co., issues secured commercial paper to fund a portion of its securities inventory. This commercial paper is currently issued under two separate programs, CP Series A and CP Series II A, and is secured by different inventory classes, which is reflected in the interest rate paid on the respective program. The programs can issue commercial paper with maturities of 27 to 270 days. CP Series II A includes a covenant that requires Piper Jaffray & Co. to maintain excess net capital of $100 million. The following table provides information about our commercial paper programs at December 31, 2018:

(Dollars in millions)	CP Series A	CP Series II A
Maximum amount that may be issued	$300.0	$200.0
Amount outstanding	—	50.0

Weighted average maturity, in days	—	10
Weighted average maturity at issuance, in days	—	31

Prime Broker Arrangements – We have established an overnight financing arrangement with a broker dealer related to our convertible securities inventories. Financing under this arrangement is secured primarily by convertible securities and collateral limitations could reduce the amount of funding available. The funding is at the discretion of the prime broker and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers and clearing organizations, net of trading activity. At December 31, 2018, we had $86.0 million of financing outstanding under this prime broker arrangement.

Additionally, we previously established an arrangement to obtain overnight financing with another prime broker related to certain strategic trading activities in municipal securities. We completed the liquidation of the municipal securities inventories associated with these strategic trading activities in the third quarter of 2018, and have closed this prime broker arrangement as we no longer have a need for the funding source. Our prime broker financing activities were recorded net of receivables from trading activity.

Committed Line – We elected to decrease our committed line from $200 million to a one-year $175 million revolving secured credit facility in the fourth quarter of 2018. Given our reduced inventory levels, and status as an introducing broker dealer clearing through Pershing, we have reduced liquidity needs. We may use this credit facility in the ordinary course of business to fund a portion of our daily operations. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co. to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 13, 2019. This credit facility has been in place since 2008 and we renewed the facility for another one-year term in the fourth quarter of 2018. At December 31, 2018, we had no advances against this line of credit.

Uncommitted Line – We use this uncommitted line in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted line varies daily based on our funding needs. Our $85 million uncommitted secured line is dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under this secured line. Our uncommitted line is discretionary and is not a commitment by the bank to provide an advance under the line. More specifically, the line is subject to approval by the bank each time an advance is requested and advances may be denied, which may be particularly true during times of market stress or market perceptions of our exposures. We manage our relationship with the bank that provides this uncommitted facility in order to have appropriate levels of funding for our business. At December 31, 2018, we had no advances against this line of credit.

The following tables present the average balances outstanding for our various funding sources by quarter for 2018 and 2017, respectively.

	Average Balance for the Three Months Ended
(Dollars in millions)	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018
Funding source:
Pershing clearing arrangement	$79.6	$3.0	$90.0	$47.1
Commercial paper	50.0	50.0	50.0	50.0
Prime broker arrangements	85.2	112.7	218.8	336.5
Short-term bank loans	—	—	—	—
Total	$214.8	$165.7	$358.8	$433.6

	Average Balance for the Three Months Ended
(Dollars in millions)	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017
Funding source:
Pershing clearing arrangement	$20.6	$26.3	$—	$—
Commercial paper	49.5	30.3	117.1	137.7
Prime broker arrangements	221.1	175.2	192.6	204.9
Short-term bank loans	—	6.0	67.1	2.5
Total	$291.2	$237.8	$376.8	$345.1

The average funding in the fourth quarter of 2018 increased to $214.8 million, compared with $165.7 million during the third quarter of 2018, as cash was used for share repurchases and the repayment of the fixed rate Class C senior notes on the October 9, 2018 maturity date. Average funding decreased from $291.2 million in the corresponding period of 2017 due to a decrease in inventory balances. In the fourth quarter of 2017, we increased the average funding of our prime broker arrangements in order to take advantage of a trading opportunity in the municipal market.

The following table presents the maximum daily funding amount by quarter for 2018 and 2017, respectively.

(Dollars in millions)	2018	2017
First Quarter	$613.1	$543.4
Second Quarter	$505.0	$538.3
Third Quarter	$263.5	$418.7
Fourth Quarter	$312.3	$569.9

Senior Notes

We entered into fixed and variable rate senior notes with certain entities advised by Pacific Investment Management Company. On October 8, 2015, we issued $125 million of Class C Notes. The Class C Notes were repaid in full on the October 9, 2018 maturity date. The $50 million of variable rate Class A Notes issued in 2014 were repaid in full on the May 31, 2017 maturity date.

Given our level of capital and strong cash generation from earnings, we elected not to renew our long-term borrowings in 2018.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments. The following table summarizes the contractual amounts at December 31, 2018, in total and by remaining maturity. Excluded from the table are a number of obligations recorded on the consolidated statements of financial condition that generally are short-term in nature, including secured financing transactions, trading liabilities, short-term borrowings and other payables and accrued liabilities. The amounts presented in the table below may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation.

		2020	2022	2024 and
(Dollars in millions)	2019	- 2021	- 2023	thereafter	Total
Operating lease obligations	$13.8	$23.0	$15.1	$15.8	$67.7
Purchase commitments	18.5	11.9	6.3	10.5	47.2
Investment commitments (1)	—	—	—	—	78.0

(1)	The investment commitments have no specified call dates. The timing of capital calls is based on market conditions and investment opportunities.

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

New Leases Guidance

As discussed in Note 3 to our consolidated financial statements, we will adopt new accounting guidance related to leases effective as of January 1, 2019. The guidance requires lessees to recognize a right-of-use asset and lease liability on the consolidated statements of financial condition for all leases with a term greater than 12 months. Upon adoption, we estimate that we will recognize a right-of-use asset of approximately $44.0 million and a lease liability of approximately $59.0 million. The difference between the right-of-use asset and lease liability is due to lease incentives. The new guidance is not expected to impact Piper Jaffray & Co.'s net capital position.

Capital Requirements

As a registered broker dealer and member firm of the Financial Industry Regulatory Authority, Inc. ("FINRA"), Piper Jaffray & Co., our U.S. broker dealer subsidiary, is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At December 31, 2018, our net capital under the SEC's uniform net capital rule was $222.3 million, and exceeded the minimum net capital required under the SEC rule by $221.3 million.

Although we operate with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our Capital Markets revenue producing activities.

Our committed short-term credit facility includes a covenant requiring Piper Jaffray & Co. to maintain minimum net capital of $120 million. Secured commercial paper issued under CP Series II A includes a covenant that requires Piper Jaffray & Co. to maintain excess net capital of $100 million. Our fully disclosed clearing agreement with Pershing also includes a covenant requiring Piper Jaffray & Co. to maintain excess net capital of $120 million.

At December 31, 2018, Piper Jaffray Ltd., our broker dealer subsidiary registered in the United Kingdom, was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Jaffray Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At December 31, 2018, Piper Jaffray Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Trade Commission.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2022	2024		December 31,	December 31,
(Dollars in thousands)	2019	2020	2021	- 2023	- 2025	Later	2018	2017
Customer matched-book derivative contracts (1) (2)	$31,050	$21,590	$10,280	$128,630	$309,888	$2,031,528	$2,532,966	$2,819,006
Trading securities derivative contracts (2)	252,900	—	—	—	—	9,375	262,275	399,450
Equity option derivative contracts (2)	—	—	—	—	—	—	—	9,635
Investment commitments (3)	—	—	—	—	—	—	77,984	72,467

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $176.8 million at December 31, 2018) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At December 31, 2018, we had $15.9 million of credit exposure with these counterparties, including $12.5 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At December 31, 2018 and December 31, 2017, the net fair value of these derivative contracts approximated $12.5 million and $20.5 million, respectively.

(3)	The investment commitments have no specified call dates. The timing of capital calls is based on market conditions and investment opportunities.

Derivatives

Derivatives' notional or contract amounts are not reflected as assets or liabilities on our consolidated statements of financial condition. Rather, the fair value of the derivative transactions are reported on the consolidated statements of financial condition as assets or liabilities in financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased, as applicable. For a discussion of our activities related to derivative products, see Note 5, "Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased," in the notes to our consolidated financial statements.

Investment Commitments

We have investments, including those made as part of our merchant banking activities, in various limited partnerships or limited liability companies that provide financing or make investments in companies. We commit capital and/or act as the managing partner of these entities. For additional information on our activities related to these types of entities, see Note 7, "Variable Interest Entities," in the notes to our consolidated financial statements. We have committed capital of $78.0 million to certain entities and these commitments generally have no specified call dates.

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

The audit committee of the Board of Directors oversees management's processes for identifying and evaluating our major risks, and the policies, procedures and practices employed by management to govern its risk assessment and risk management processes. The nominating and governance committee of the Board of Directors oversees the Board of Directors' committee structures and functions as they relate to the various committees' responsibilities with respect to oversight of our major risk exposures. With respect to these major risk exposures, the audit committee is responsible for overseeing management's monitoring and control of our major risk exposures relating to market risk, credit risk, liquidity risk, legal and regulatory risks, operational risk (including cybersecurity), and human capital risk relating to misconduct, fraud, and legal and compliance matters. Our compensation committee is responsible for overseeing management's monitoring and control of our major risk exposures relating to compensation, organizational structure, and succession. Our Board of Directors is responsible for overseeing management's monitoring and control of our major risk exposures related to our corporate strategy. Our Chief Executive Officer and Chief Financial Officer meet with the audit committee on a quarterly basis to discuss our market, liquidity, and legal and regulatory risks, and provide updates to the Board of Directors, audit committee, and compensation committee concerning the other major risk exposures on a regular basis.

We use internal committees to assist in governing risk and ensure that our business activities are properly assessed, monitored and managed. Our financial risk committee manages our market, liquidity and credit risks, and oversees risk management practices related to these risks, including defining acceptable risk tolerances and approving risk management policies. Membership is comprised of senior leadership. A subset of this group, including but not limited to, our Chief Executive Officer, President, Chief Financial Officer, Treasurer, Head of Market and Credit Risk, and Head of Fixed Income Trading, meets with increased frequency to evaluate the firm's inventory position, and respond to market changes in a dynamic manner. Other committees that help evaluate and monitor risk include underwriting, leadership team and operating committees. These committees help manage risk by ensuring that business activities are properly managed and within a defined scope of activity. Our valuation committee, comprised of members of senior management and risk management, provide oversight and overall responsibility for the internal control processes and procedures related to fair value measurements. Additionally, our operational risk committees address and monitor risk related to information systems and security, legal, regulatory and compliance matters, and third parties such as vendors and service providers.

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

	December 31,	December 31,
(Dollars in thousands)	2018	2017
Interest Rate Risk	$370	$965
Equity Price Risk	49	62
Diversification Effect (1)	(40)	(40)
Total Value-at-Risk	$379	$987

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

The aggregate VaR as of December 31, 2018 was lower than the reported VaR on December 31, 2017. The decrease in VaR was due to lower inventory levels and our mix of inventory compared to the end of 2017.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average VaR calculated for each component of market risk during the years ended December 31, 2018 and 2017, respectively.

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2018
Interest Rate Risk	$1,084	$268	$631
Equity Price Risk	91	21	54
Diversification Effect (1)			(40)
Total Value-at-Risk	$1,101	$277	$645

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2017
Interest Rate Risk	$1,235	$480	$785
Equity Price Risk	178	28	81
Diversification Effect (1)			(57)
Total Value-at-Risk	$1,244	$506	$809

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses exceeded our one-day VaR on four occasions during 2018.

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

We have concentrated counterparty credit exposure with five non-publicly rated entities totaling $15.9 million at December 31, 2018. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represents 78.9 percent, or $12.5 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2018.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of Piper Jaffray Companies included in this Annual Report on Form 10-K, has issued an attestation report on internal control over financial reporting as of December 31, 2018. Their report, which expresses an unqualified opinion on the effectiveness of Piper Jaffray Companies' internal control over financial reporting as of December 31, 2018, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Piper Jaffray Companies

Opinion on Internal Control over Financial Reporting
We have audited Piper Jaffray Companies' (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes, and our report dated February 26, 2019 expressed an unqualified opinion thereon.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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
February 26, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Piper Jaffray Companies

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Piper Jaffray Companies (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2019 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2003.
Minneapolis, Minnesota
February 26, 2019

Piper Jaffray Companies
Consolidated Statements of Financial Condition

	December 31,	December 31,
(Amounts in thousands, except share data)	2018	2017
Assets
Cash and cash equivalents	$50,364	$33,793
Receivables from brokers, dealers and clearing organizations	235,278	145,394

Financial instruments and other inventory positions owned	479,795	663,330
Financial instruments and other inventory positions owned and pledged as collateral	147,427	720,047
Total financial instruments and other inventory positions owned	627,222	1,383,377

Fixed assets (net of accumulated depreciation and amortization of $60,555 and $55,944, respectively)	32,619	25,179
Goodwill	81,855	81,855
Intangible assets (net of accumulated amortization of $95,877 and $85,417, respectively)	12,374	22,834
Investments	151,963	176,212
Net deferred income tax assets	101,857	101,205
Other assets	51,737	54,834
Total assets	$1,345,269	$2,024,683

Liabilities and Shareholders' Equity
Short-term financing	$49,953	$289,937
Senior notes	—	125,000
Payables to brokers, dealers and clearing organizations	8,657	19,392
Financial instruments and other inventory positions sold, but not yet purchased	177,427	399,227
Accrued compensation	333,522	400,092
Other liabilities and accrued expenses	45,294	49,800
Total liabilities	614,853	1,283,448

Shareholders' equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at December 31, 2018 and December 31, 2017;
Shares issued: 19,518,044 at December 31, 2018 and 19,512,914 at December 31, 2017;
Shares outstanding: 12,995,397 at December 31, 2018 and 12,911,149 at December 31, 2017	195	195
Additional paid-in capital	796,363	791,970
Retained earnings (1)	182,552	176,270
Less common stock held in treasury, at cost: 6,522,647 shares at December 31, 2018 and 6,601,765 shares at December 31, 2017	(300,268)	(273,824)
Accumulated other comprehensive loss	(1,398)	(1,279)
Total common shareholders' equity	677,444	693,332

Noncontrolling interests	52,972	47,903
Total shareholders' equity	730,416	741,235

Total liabilities and shareholders' equity	$1,345,269	$2,024,683

(1)	Includes the cumulative effect adjustment upon adoption of ASU 2014-09, as amended. See Note 3 for further discussion.

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations

	Year Ended December 31,
(Amounts in thousands, except per share data)	2018	2017		2016
Revenues:
Investment banking	$588,978	$633,837		$490,340
Institutional brokerage	124,517	154,563		161,186
Asset management	49,803	56,835		60,672
Interest	32,749	31,954		33,074
Investment income	4,946	18,002		24,602

Total revenues	800,993	895,191		769,874

Interest expense	16,551	20,268		22,525

Net revenues	784,442	874,923		747,349

Non-interest expenses:
Compensation and benefits	512,847	617,635		510,612
Outside services	39,957	38,012		39,289
Occupancy and equipment	35,721	33,462		34,813
Communications	31,621	29,891		29,626
Marketing and business development	29,377	31,293		30,404
Deal-related expenses	25,120	—		—
Trade execution and clearance	8,014	8,166		7,651
Restructuring and integration costs	3,770	—		10,206
Goodwill impairment	—	114,363		82,900
Intangible asset amortization	10,460	15,400		21,214
Back office conversion costs	—	3,927		561
Other operating expenses	12,678	12,097		10,947

Total non-interest expenses	709,565	904,246		778,223

Income/(loss) before income tax expense/(benefit)	74,877	(29,323)		(30,874)

Income tax expense/(benefit)	19,047	30,229		(17,128)

Net income/(loss)	55,830	(59,552)		(13,746)

Net income/(loss) applicable to noncontrolling interests	(1,206)	2,387		8,206

Net income/(loss) applicable to Piper Jaffray Companies	$57,036	$(61,939)		$(21,952)

Net income/(loss) applicable to Piper Jaffray Companies' common shareholders	$49,993	$(64,875)	(1)	$(21,952)	(1)

Earnings/(loss) per common share
Basic	$3.78	$(5.07)		$(1.73)
Diluted	$3.72	$(5.07)	(2)	$(1.73)	(2)

Dividends declared per common share	$3.12	$1.25		$—

Weighted average number of common shares outstanding
Basic	13,234	12,807		12,674
Diluted	13,425	12,978	(2)	12,779	(2)

(1)	No allocation of undistributed income was made due to loss position. See Note 20.

(2)	Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred.
See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
Net income/(loss)	$55,830	$(59,552)	$(13,746)

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(119)	1,320	(2,410)

Comprehensive income/(loss)	55,711	(58,232)	(16,156)

Comprehensive income/(loss) applicable to noncontrolling interests	(1,206)	2,387	8,206

Comprehensive income/(loss) applicable to Piper Jaffray Companies	$56,917	$(60,619)	$(24,362)

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Changes in Shareholders' Equity

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Loss	Equity	Interests	Equity

Balance at December 31, 2015	13,311,016	$195	$752,066	$279,140	$(247,553)	$(189)	$783,659	$49,161	$832,820

Net income/(loss)	—	—	—	(21,952)	—	—	(21,952)	8,206	(13,746)
Amortization/issuance of restricted stock	—	—	65,311	—	—	—	65,311	—	65,311
Repurchase of common stock through share repurchase program	(1,536,226)	—	—	—	(59,739)	—	(59,739)	—	(59,739)
Issuance of treasury shares for options exercised	104,175	—	411	—	4,146	—	4,557	—	4,557
Issuance of treasury shares for restricted stock vestings	750,241	—	(29,805)	—	29,805	—	—	—	—
Repurchase of common stock for employee tax withholding	(261,685)	—	—	—	(11,120)	—	(11,120)	—	(11,120)
Shares reserved/issued for director compensation	24,449	—	944	—	—	—	944	—	944
Other comprehensive loss	—	—	—	—	—	(2,410)	(2,410)	—	(2,410)
Deconsolidation of investment partnerships	—	—	—	—	—	—	—	(9,415)	(9,415)
Fund capital contributions, net	—	—	—	—	—	—	—	9,064	9,064
Balance at December 31, 2016	12,391,970	$195	$788,927	$257,188	$(284,461)	$(2,599)	$759,250	$57,016	$816,266

Net income/(loss)	—	—	—	(61,939)	—	—	(61,939)	2,387	(59,552)
Dividends	—	—	—	(18,979)	—	—	(18,979)	—	(18,979)
Amortization/issuance of restricted stock	—	—	37,250	—	—	—	37,250	—	37,250
Repurchase of common stock through share repurchase program	(36,936)	—	—	—	(2,498)	—	(2,498)	—	(2,498)
Issuance of treasury shares for options exercised	26,149	—	662	—	1,041	—	1,703	—	1,703
Issuance of treasury shares for restricted stock vestings	841,178	—	(35,077)	—	35,077	—	—	—	—
Repurchase of common stock for employee tax withholding	(314,542)	—	—	—	(22,983)	—	(22,983)	—	(22,983)
Shares reserved/issued for director compensation	3,330	—	208	—	—	—	208	—	208
Other comprehensive income	—	—	—	—	—	1,320	1,320	—	1,320
Fund capital distributions, net	—	—	—	—	—	—	—	(11,500)	(11,500)
Balance at December 31, 2017	12,911,149	$195	$791,970	$176,270	$(273,824)	$(1,279)	$693,332	$47,903	$741,235

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Changes in Shareholders' Equity – Continued

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Loss	Equity	Interests	Equity

Net income/(loss)	—	$—	$—	$57,036	$—	$—	$57,036	$(1,206)	$55,830
Dividends	—	—	—	(47,157)	—	—	(47,157)	—	(47,157)
Amortization/issuance of restricted stock	—	—	48,448	—	—	—	48,448	—	48,448
Repurchase of common stock through share repurchase program	(681,233)	—	—	—	(47,142)	—	(47,142)	—	(47,142)
Issuance of treasury shares for restricted stock vestings	1,040,015	—	(44,459)	—	44,459	—	—	—	—
Repurchase of common stock for employee tax withholding	(279,664)	—	—	—	(23,761)	—	(23,761)	—	(23,761)
Shares reserved/issued for director compensation	5,130	—	404	—	—	—	404	—	404
Other comprehensive loss	—	—	—	—	—	(119)	(119)	—	(119)
Cumulative effect upon adoption of new accounting standard, net of tax (1)	—	—	—	(3,597)	—	—	(3,597)	—	(3,597)
Fund capital contributions, net	—	—	—	—	—	—	—	6,275	6,275
Balance at December 31, 2018	12,995,397	$195	$796,363	$182,552	$(300,268)	$(1,398)	$677,444	$52,972	$730,416

(1)	Cumulative effect adjustment upon adoption of ASU 2014-09, as amended. See Note 3 for further discussion.

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Operating Activities:
Net income/(loss)	$55,830	$(59,552)	$(13,746)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization of fixed assets	8,358	7,252	6,410
Deferred income taxes	(652)	(3,372)	(31,023)
Stock-based compensation	44,285	39,831	55,977
Goodwill impairment	—	114,363	82,900
Amortization of intangible assets	10,460	15,400	21,214
Amortization of forgivable loans	5,138	6,740	8,785
Decrease/(increase) in operating assets:
Receivables:
Customers	—	31,917	9,272
Brokers, dealers and clearing organizations	(89,884)	67,336	(64,781)
Securities purchased under agreements to resell	—	159,697	(24,591)
Net financial instruments and other inventory positions owned	534,355	(224,536)	(7,835)
Investments	24,249	(8,155)	(10,881)
Other assets	(1,961)	6,467	(20,992)
Increase/(decrease) in operating liabilities:
Payables:
Customers	—	(29,352)	(8,012)
Brokers, dealers and clearing organizations	(10,735)	(21,450)	(7,289)
Securities sold under agreements to repurchase	—	(15,046)	(1,127)
Accrued compensation	(61,526)	109,108	30,396
Other liabilities and accrued expenses	(8,067)	6,456	(27,902)

Net cash provided by/(used in) operating activities	509,850	203,104	(3,225)

Investing Activities:
Business acquisitions, net of cash acquired	—	—	(72,709)
Purchases of fixed assets, net	(15,859)	(8,097)	(11,017)

Net cash used in investing activities	(15,859)	(8,097)	(83,726)

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Cash Flows – Continued

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Financing Activities:
Decrease in short-term financing	$(239,984)	$(128,895)	$(27,358)
Repayment of senior notes	(125,000)	(50,000)	—
Decrease in securities sold under agreements to repurchase	—	—	(27,269)
Payment of cash dividend	(47,157)	(18,947)	—
Increase/(decrease) in noncontrolling interests	6,275	(11,500)	9,064
Repurchase of common stock	(70,903)	(25,481)	(70,859)
Excess tax benefit from stock-based compensation	—	—	304
Proceeds from stock option exercises	—	1,703	4,557

Net cash used in financing activities	(476,769)	(233,120)	(111,561)

Currency adjustment:
Effect of exchange rate changes on cash	(651)	1,532	(2,046)

Net increase/(decrease) in cash, cash equivalents and restricted cash (1)	16,571	(36,581)	(200,558)

Cash, cash equivalents and restricted cash at beginning of year (1)	33,793	70,374	270,932

Cash, cash equivalents and restricted cash at end of year (1)	$50,364	$33,793	$70,374

Supplemental disclosure of cash flow information –
Cash paid during the year for:
Interest	$17,129	$19,917	$23,171
Income taxes	$17,134	$31,895	$27,298

(1)	Upon adoption of ASU 2016-18, restricted cash includes cash and cash equivalents previously segregated for regulatory purposes. See Note 3 for further discussion.
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

When the Company does not have a controlling financial interest in an entity but exerts significant influence over the entity's operating and financial policies, the Company's investment is accounted for under the equity method of accounting. If the Company does not have a controlling financial interest in, or exert significant influence over, an entity, the Company accounts for its investment at fair value, if the fair value option was elected, or at cost.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of origination.

Customer and Collateralized Securities Transactions

As discussed in Note 1, Piper Jaffray transitioned from a self clearing securities broker dealer to a fully disclosed clearing model in 2017. Pershing is Piper Jaffray's clearing broker dealer responsible for the clearance and settlement of firm and customer cash and security transactions. In addition, subsequent to transitioning to a fully disclosed clearing model, the Company no longer enters into securities purchased under agreements to resell, securities sold under agreements to repurchase, and securities borrowed and loaned transactions.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

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

Goodwill and Intangible Assets

Goodwill represents the fair value of the consideration transferred in excess of the fair value of identifiable net assets at the acquisition date. The recoverability of goodwill is evaluated annually, at a minimum, or on an interim basis if circumstances indicate a possible inability to realize the carrying amount. See Note 11 for additional information on the Company's goodwill impairment testing.

Intangible assets with determinable lives consist of customer relationships and the Simmons & Company International trade name that are amortized over their original estimated useful lives ranging from one to ten years. The pattern of amortization reflects the timing of the realization of the economic benefits of such intangible assets. Indefinite-life intangible assets consist of the ARI trade name, which is not amortized and is evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amount.

Investments

The Company's investments include equity investments in private companies and partnerships and investments in registered mutual funds. Equity investments in private companies are accounted for at fair value, as required by accounting guidance or if the fair value option was elected. Investments in partnerships are accounted for under the equity method, which is generally the net asset value. Registered mutual funds are accounted for at fair value.

Other Assets

Other assets include receivables and prepaid expenses. Receivables include fee receivables, accrued interest, and loans made to employees, typically in connection with their recruitment. Employee loans are forgiven based on continued employment and are amortized to compensation and benefits expense using the straight-line method over the respective terms of the loans, which generally range from two to five years.

Revenue Recognition

Investment Banking – Investment banking revenues, which include advisory and underwriting fees, are recorded when the performance obligation for the transaction is satisfied under the terms of each engagement. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded. Investment banking revenues are presented gross of related client reimbursed deal expenses. Expenses for completed deals are reported separately in deal-related expenses on the consolidated statements of operations. Expenses related to investment banking deals not completed are recognized as non-interest expenses in their respective category on the consolidated statements of operations.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

has an original expected duration of one year or less and/or (ii) the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation.

Institutional Brokerage – Institutional brokerage revenues include (i) commissions received from customers for the execution of brokerage transactions in listed and over-the-counter (OTC) equity, fixed income and convertible debt securities, which are recognized at a point in time on the trade date because the customer has obtained the rights to the underlying security provided by the trade execution service, (ii) trading gains and losses, recorded on changes in the fair value of long and short security positions in the reporting period and (iii) fees received by the Company for equity research. The Company permits institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as commission share agreements or "soft dollar" arrangements. As the Company is not acting as a principal in satisfying the performance obligation for these arrangements, expenses relating to soft dollars are netted against commission revenues and included in other liabilities and accrued expenses on the consolidated statements of financial condition.

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

See Note 21 for revenues from contracts with customers disaggregated by major business activity.

Stock-based Compensation

FASB Accounting Standards Codification Topic 718, "Compensation – Stock Compensation," ("ASC 718") requires all stock-based compensation to be expensed on the consolidated statements of operations based on the grant date fair value of the award. Compensation expense related to stock-based awards that do not require future service are recognized in the year in which the awards were deemed to be earned. Stock-based awards that require future service are amortized over the relevant service period. Forfeitures of awards with service conditions are accounted for when they occur. See Note 19 for additional information on the Company's accounting for stock-based compensation.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

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

Contingencies

The Company is involved in various pending and potential legal proceedings related to its business, including litigation, arbitration and regulatory proceedings. The Company establishes reserves for potential losses to the extent that claims are probable of loss and the amount of the loss can be reasonably estimated. The determination of the outcome and reserve amounts requires significant judgment on the part of the Company's management.

Note 3 Recent Accounting Pronouncements

Adoption of New Accounting Standards

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"), which supersedes previous revenue recognition guidance, including most industry-specific guidance. ASU 2014-09, as amended, requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services, and also requires enhanced disclosures.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

For the year ended December 31, 2018, the Company reported higher investment banking revenues and higher non-compensation expenses of $25.1 million. This change did not impact earnings. In addition, the Company now defers the recognition of performance fees on its merchant banking, energy and senior living alternative asset management funds until such fees are no longer subject to reversal, which will cause a delay in the recognition of these fees as revenue. For the year ended December 31, 2018, the amount of asset management revenue from performance fees that the Company would have recognized if not for this change was not material. With the exception of the above, the Company's previous methods of recognizing investment banking revenues were not significantly impacted by the new guidance.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). The amendments in ASU 2016-01 address certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 became effective for the Company as of January 1, 2018. There was no material impact to the Company's results of operations, financial position or disclosures upon adoption as the Company's financial instruments were already recorded at fair value.

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

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). Under ASU 2016-18, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the consolidated statements of cash flows. ASU 2016-18 was effective for the Company as of January 1, 2018, with retrospective application. As a registered broker dealer, Piper Jaffray is subject to Rule 15c3-3 of the Securities Exchange Act of 1934, as amended, which requires broker dealers carrying customer accounts to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of its customers. These accounts were previously classified as cash and cash equivalents segregated for regulatory purposes on the consolidated statements of financial condition. Subsequent to transitioning to a fully disclosed clearing model in 2017, Piper Jaffray no longer carries customer accounts and is no longer subject to Rule 15c3-3. The following table provides a reconciliation of cash, cash equivalents and restricted cash for all periods presented on the consolidated statements of cash flows:

	December 31,	December 31,	December 31,
(Dollars in thousands)	2017	2016	2015
Cash and cash equivalents	$33,793	$41,359	$189,910
Cash and cash equivalents segregated for regulatory purposes	—	29,015	81,022
Cash, cash equivalents and restricted cash	$33,793	$70,374	$270,932

Future Adoption of New Applicable Accounting Standards

Leases

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability on the consolidated statements of financial position for all leases with a term longer than 12 months and disclose key information about leasing arrangements. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current U.S. GAAP. The Company will adopt ASU 2016-02 as of January 1, 2019 using the modified retrospective approach.

Upon adoption, the Company estimates that it will recognize a right-of-use asset of approximately $44.0 million and a lease liability of approximately $59.0 million. The difference between the right-of-use asset and the lease liability is due to lease incentives. The Company does not expect changes to the recognition of rent expense in its consolidated statements of operations upon adoption of ASU 2016-02. The new guidance is not expected to impact Piper Jaffray's net capital position. The Company continues to evaluate the new disclosure requirements of ASU 2016-02.

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

The Company acquired net assets with a fair value of $119.3 million. As part of the purchase price, the Company issued 1,149,340 restricted shares of its common stock valued at $48.2 million as equity consideration on the acquisition date. Employees must fulfill service requirements in exchange for the rights to the shares. Compensation expense will be amortized on a straight-line basis over the requisite service period of one or three years. As of December 31, 2018, the Company had $1.3 million of remaining compensation expense related to these restricted shares. The fair value of the restricted stock was determined using the market price of the Company's common stock on the date of the acquisition.

The Company also entered into acquisition-related compensation arrangements with certain employees in the aggregate amount of $20.6 million, which consisted of cash ($9.0 million) and restricted stock ($11.6 million) for retention purposes. Compensation expense related to these arrangements is amortized on a straight-line basis over the requisite service period of three years. Additional cash compensation may be available to certain employees subject to exceeding an investment banking revenue threshold during the three year post-acquisition period to the extent they are employed by the Company at the time of payment. Amounts estimated to be payable related to this performance award plan will be recorded as compensation expense on the consolidated statements of operations over the requisite performance period of three years. As of December 31, 2018, the Company had accrued $39.7 million related to this performance award plan, of which $8.9 million, $27.0 million and $4.3 million was recorded as compensation expense for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 5 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

	December 31,	December 31,
(Dollars in thousands)	2018	2017
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$1,458	$51,896
Convertible securities	92,485	74,456
Fixed income securities	31,906	30,145
Municipal securities:
Taxable securities	38,711	67,699
Tax-exempt securities	268,804	744,241
Short-term securities	52,472	62,251
Mortgage-backed securities	15	481
U.S. government agency securities	123,384	317,318
U.S. government securities	954	9,317
Derivative contracts	17,033	25,573
Total financial instruments and other inventory positions owned	$627,222	$1,383,377

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$82,082	$101,517
Fixed income securities	20,180	30,292
U.S. government agency securities	10,257	49,077
U.S. government securities	60,365	213,312
Derivative contracts	4,543	5,029
Total financial instruments and other inventory positions sold, but not yet purchased	$177,427	$399,227

At December 31, 2018 and 2017, financial instruments and other inventory positions owned in the amount of $147.4 million and $720.0 million, respectively, had been pledged as collateral for short-term financings.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

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

	December 31, 2018			December 31, 2017
(Dollars in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$181,199	$169,950	$2,532,966	$239,224	$225,890	$2,819,006
Trading securities	408	4,202	262,275	126	4,459	399,450
Equity options
Trading securities	—	—	—	6	—	9,635
	$181,607	$174,152	$2,795,241	$239,356	$230,349	$3,228,091

(1)	Derivative assets are included within financial instruments and other inventory positions owned on the consolidated statements of financial condition.

(2)	Derivative liabilities are included within financial instruments and other inventory positions sold, but not yet purchased on the consolidated statements of financial condition.

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

(Dollars in thousands)		Year Ended December 31,
Derivative Category	Operations Category	2018	2017	2016
Interest rate derivative contract	Investment banking	$(1,880)	$(2,608)	$(4,151)
Interest rate derivative contract	Institutional brokerage	334	(16,772)	19,613
Credit default swap index contract	Institutional brokerage	—	4,482	4,317
Futures and equity option derivative contracts	Institutional brokerage	—	(17)	255
		$(1,546)	$(14,915)	$20,034

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company's  derivative contracts are substantially collateralized by its counterparties, who  are major  financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of December 31, 2018, the Company had $15.9 million of uncollateralized credit exposure with these counterparties (notional contract amount of $176.8 million), including $12.5 million of uncollateralized credit exposure with one counterparty.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Tax-exempt municipal securities – Tax-exempt municipal securities are valued using recently executed observable trades or market price quotations and therefore are generally categorized as Level II. Certain illiquid tax-exempt municipal securities are valued using market data for comparable securities (e.g., maturity and sector) and management judgment to infer an appropriate current yield or other model-based valuation techniques deemed appropriate by management based on the specific nature of the individual security and are therefore categorized as Level III.

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

Investments

The Company's investments valued at fair value include equity investments in private companies and partnerships and investments in registered mutual funds. Investments in registered mutual funds are valued based on quoted prices on active markets and classified as Level I. Investments in private companies are valued based on an assessment of each underlying security, considering rounds of financing, third party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA")) and changes in market outlook, among other factors. These securities are generally categorized as Level III.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking and other investments at inception to reflect economic events in earnings on a timely basis. Merchant banking and other equity investments of $3.0 million and $14.1 million, included within investments on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets at December 31, 2018 and 2017, respectively. The realized and unrealized net gains from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were $0.6 million, $1.6 million and $1.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of December 31, 2018:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets:
Investments at fair value:
Equity securities in private companies	Market approach	Revenue multiple (2)	2 - 5 times	4.4 times
		EBITDA multiple (2)	13 - 16 times	14.1 times

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (3)	1 - 8 bps	2.6 bps
Uncertainty of fair value measurements:

(1)	Unobservable inputs were weighted by the relative fair value of the financial instruments.

(2)	Significant increase/(decrease) in the unobservable input in isolation would have resulted in a significantly higher/(lower) fair value measurement.

(3)	Significant increase/(decrease) in the unobservable input in isolation would have resulted in a significantly lower/(higher) fair value measurement.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2018:

					Counterparty
					and Cash
					Collateral
(Dollars in thousands)	Level I	Level II	Level III		Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$331	$1,127	$—		$—	$1,458
Convertible securities	—	92,485	—		—	92,485
Fixed income securities	—	31,906	—		—	31,906
Municipal securities:
Taxable securities	—	38,711	—		—	38,711
Tax-exempt securities	—	268,804	—		—	268,804
Short-term securities	—	52,472	—		—	52,472
Mortgage-backed securities	—	—	15		—	15
U.S. government agency securities	—	123,384	—		—	123,384
U.S. government securities	954	—	—		—	954
Derivative contracts	—	181,378	229		(164,574)	17,033
Total financial instruments and other inventory positions owned	1,285	790,267	244		(164,574)	627,222

Cash equivalents	20,581	—	—		—	20,581

Investments at fair value	33,587	2,649	107,792	(2)	—	144,028
Total assets	$55,453	$792,916	$108,036		$(164,574)	$791,831

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$81,575	$507	$—		$—	$82,082
Fixed income securities	—	20,180	—		—	20,180
U.S. government agency securities	—	10,257	—		—	10,257
U.S. government securities	60,365	—	—		—	60,365
Derivative contracts	—	169,950	4,202		(169,609)	4,543
Total financial instruments and other inventory positions sold, but not yet purchased	$141,940	$200,894	$4,202		$(169,609)	$177,427

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

(2)	Noncontrolling interests of $53.0 million are attributable to third party ownership in consolidated merchant banking and senior living funds.

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

The Company's Level III assets were $108.0 million and $128.1 million, or 13.6 percent and 8.2 percent of financial instruments measured at fair value at December 31, 2018 and 2017, respectively. There were $1.2 million of transfers of financial assets out of Level III for the year ended December 31, 2018. There were no other significant transfers between Level I, Level II or Level III for the year ended December 31, 2018.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	December 31,	December 31,
(Dollars in thousands)	2017	Purchases	Sales	in	out	(losses)	(losses)	2018	2018
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$700	$—	$—	$—	$(700)	$—	$—	$—	$—
Short-term securities	714	—	(775)	—	—	54	7	—	—
Mortgage-backed securities	481	—	(5)	—	—	—	(461)	15	(95)
Derivative contracts	126	725	(3,807)	—	—	3,082	103	229	229
Total financial instruments and other inventory positions owned	2,021	725	(4,587)	—	(700)	3,136	(351)	244	134

Investments at fair value	126,060	15,988	(36,444)	—	(502)	14,015	(11,325)	107,792	(1,775)
Total assets	$128,081	$16,713	$(41,031)	$—	$(1,202)	$17,151	$(11,676)	$108,036	$(1,641)

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$4,433	$(2,815)	$3,266	$—	$—	$(451)	$(231)	$4,202	$4,202
Total financial instruments and other inventory positions sold, but not yet purchased	$4,433	$(2,815)	$3,266	$—	$—	$(451)	$(231)	$4,202	$4,202

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	December 31,	December 31,
(Dollars in thousands)	2016	Purchases	Sales	in	out	(losses)	(losses)	2017	2017
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Taxable securities	$2,686	$—	$(2,703)	$—	$—	$716	$(699)	$—	$—
Tax-exempt securities	1,077	—	(267)	—	—	—	(110)	700	(110)
Short-term securities	744	—	(25)	—	—	2	(7)	714	(7)
Mortgage-backed securities	5,365	996	(5,608)	—	—	203	(475)	481	(45)
Derivative contracts	13,952	109	(11,469)	—	—	11,360	(13,826)	126	126
Total financial instruments and other inventory positions owned	23,824	1,105	(20,072)	—	—	12,281	(15,117)	2,021	(36)

Investments at fair value	123,319	31,362	(37,004)	—	(601)	(2,585)	11,569	126,060	14,960
Total assets	$147,143	$32,467	$(57,076)	$—	$(601)	$9,696	$(3,548)	$128,081	$14,924

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$1,487	$(17,083)	$211	$—	$—	$16,872	$2,946	$4,433	$4,433
Total financial instruments and other inventory positions sold, but not yet purchased	$1,487	$(17,083)	$211	$—	$—	$16,872	$2,946	$4,433	$4,433

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

Note 7 Variable Interest Entities ("VIEs")

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

Consolidated VIEs

The Company's consolidated VIEs at December 31, 2018 include certain alternative asset management funds in which the Company has an investment and, as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.

The following table presents information about the carrying value of the assets and liabilities of the VIEs which are consolidated by the Company and included on the consolidated statements of financial condition at December 31, 2018. The assets can only be used to settle the liabilities of the respective VIE, and the creditors of the VIEs do not have recourse to the general credit of the Company. One of these VIEs has $25.0 million of bank line financing available with an interest rate based on prime plus an applicable margin. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities are eliminated in consolidation.

Alternative Asset
(Dollars in thousands)	Management Funds
Assets:
Investments	$103,884
Other assets	600
Total assets	$104,484

Liabilities:
Other liabilities and accrued expenses	$1,340
Total liabilities	$1,340

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

Nonconsolidated VIEs

The Company determined it is not the primary beneficiary of certain VIEs and accordingly does not consolidate them. These VIEs had net assets approximating $0.4 billion and $0.6 billion at December 31, 2018 and 2017, respectively. The Company's exposure to loss from these VIEs is $6.4 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at December 31, 2018. The Company had no liabilities related to these VIEs at December 31, 2018 and 2017. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of December 31, 2018.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 8 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

	December 31,	December 31,
(Dollars in thousands)	2018	2017
Receivable from clearing organizations	$223,987	$109,270
Deposits with clearing organizations	230	11,019
Receivable from brokers and dealers	7,700	12,041
Receivable arising from unsettled securities transactions	—	9,218
Other	3,361	3,846
Total receivables from brokers, dealers and clearing organizations	$235,278	$145,394

	December 31,	December 31,
(Dollars in thousands)	2018	2017
Payable to clearing organizations	4,734	—
Payable to brokers and dealers	$3,923	$18,584
Payable arising from unsettled securities transactions	—	808
Total payables to brokers, dealers and clearing organizations	$8,657	$19,392

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

Note 9 Investments

The Company's investments include investments in private companies and partnerships and registered mutual funds.

	December 31,	December 31,
(Dollars in thousands)	2018	2017
Investments at fair value	$144,028	$165,564
Investments at cost	1,512	2,416
Investments accounted for under the equity method	6,423	8,232
Total investments	151,963	176,212

Less investments attributable to noncontrolling interests (1)	(52,972)	(44,397)
	$98,991	$131,815

(1)	Noncontrolling interests are attributable to third party ownership in consolidated merchant banking and senior living funds.

At December 31, 2018, investments carried on a cost basis had an estimated fair market value of $1.5 million. Because valuation estimates were based upon management's judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 10 Other Assets

	December 31,	December 31,
(Dollars in thousands)	2018	2017
Fee receivables	$23,120	$20,884
Accrued interest receivables	4,240	6,981
Forgivable loans, net	7,568	7,452
Prepaid expenses	9,477	6,769
Other	7,332	12,748
Total other assets	$51,737	$54,834

Note 11 Goodwill and Intangible Assets

	Capital	Asset
(Dollars in thousands)	Markets	Management	Total
Goodwill
Balance at December 31, 2016	$81,855	$114,363	$196,218
Impairment charge	—	(114,363)	(114,363)
Balance at December 31, 2017	$81,855	$—	$81,855
Goodwill acquired	—	—	—
Balance at December 31, 2018	$81,855	$—	$81,855

Intangible assets
Balance at December 31, 2016	$19,320	$17,914	$37,234
Intangible assets acquired	—	1,000	1,000
Amortization of intangible assets	(10,178)	(5,222)	(15,400)
Balance at December 31, 2017	$9,142	$13,692	$22,834
Intangible assets acquired	—	—	—
Amortization of intangible assets	(4,858)	(5,602)	(10,460)
Balance at December 31, 2018	$4,284	$8,090	$12,374

The Company tests goodwill and indefinite-life intangible assets for impairment on an annual basis and on an interim basis when circumstances exist that could indicate possible impairment. The Company tests for impairment at the reporting unit level, which is generally one level below its operating segments. The Company has identified two reporting units: capital markets and asset management. When testing for impairment, the Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after making an assessment, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then further analysis is unnecessary. However, if the Company concludes otherwise, then the Company is required to perform a quantitative goodwill test, which requires management to make judgments in determining what assumptions to use in the calculation. The quantitative goodwill test compares the fair value of the reporting unit to its carrying value, including allocated goodwill. An impairment is recognized for the excess amount of a reporting unit's carrying value over its fair value. The estimated fair value of the reporting unit is derived based on valuation techniques that a market participant would use. The Company estimates the fair value of the reporting unit using the income approach (discounted cash flow method) and market approach (earnings and/or transaction multiples).

The Company performed its annual goodwill impairment testing for its capital markets reporting unit as of October 31, 2018, which resulted in no impairment. The annual goodwill impairment testing for 2017 and 2016 resulted in no impairment associated with the capital markets reporting unit.

The Company concluded there were $114.4 million and $82.9 million non-cash goodwill impairment charges relating to the asset management reporting unit in 2017 and 2016, respectively.

The Company also evaluated its intangible assets (indefinite and definite-lived) and concluded there was no impairment in 2018, 2017 and 2016, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Intangible assets with determinable lives consist of customer relationships and the Simmons trade name. The following table summarizes the future aggregate amortization expense of the Company's intangible assets with determinable lives for the years ended:

(Dollars in thousands)
2019	$8,001
2020	1,256
2021	258
Total	$9,515

Note 12 Fixed Assets

	December 31,	December 31,
(Dollars in thousands)	2018	2017
Furniture and equipment	$44,216	$38,506
Leasehold improvements	37,342	31,290
Software	11,616	11,327
Total	93,174	81,123
Accumulated depreciation and amortization	(60,555)	(55,944)
	$32,619	$25,179

For the years ended December 31, 2018, 2017 and 2016, depreciation and amortization of furniture and equipment, leasehold improvements and software totaled $8.4 million, $7.3 million and $6.4 million, respectively, and are included in occupancy and equipment expense on the consolidated statements of operations.

Note 13 Short-Term Financing

	Outstanding Balance		Weighted Average Interest Rate
	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2018	2017	2018	2017
Commercial paper (secured)	$49,953	$49,974	3.38%	2.32%
Prime broker arrangement	—	239,963	N/A	2.23%
Total short-term financing	$49,953	$289,937

The Company issues secured commercial paper to fund a portion of its securities inventory. The commercial paper notes ("CP Notes") can be issued with maturities of 27 days to 270 days from the date of issuance. The CP Notes are currently issued under two separate programs, CP Series A and CP Series II A, and are secured by different inventory classes. As of December 31, 2018, the weighted average maturity of outstanding CP Notes was 10 days. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin. CP Series II A includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain excess net capital of $100 million.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The Company's committed short-term bank line financing at December 31, 2018 consisted of a one-year $175 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2018. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 13, 2019. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At December 31, 2018, the Company had no advances against this line of credit.

The Company's uncommitted secured line at December 31, 2018 was $85 million and is dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company's uncommitted line is subject to approval by the bank each time an advance is requested and may be denied. At December 31, 2018, the Company had no advances against this line of credit.

Note 14 Senior Notes

The Company entered into fixed and variable rate senior notes with certain entities advised by Pacific Investment Management Company. On October 8, 2015, the Company issued $125 million of Class C Notes. The Class C Notes were repaid in full on the October 9, 2018 maturity date. The $50 million of variable rate Class A Notes were repaid by the Company upon maturity on May 31, 2017.

Note 15 Contingencies, Commitments and Guarantees

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

The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations and regulatory proceedings. Reasonably possible losses in excess of amounts accrued at December 31, 2018 are not material. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

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

Litigation-related reserve activity included within other operating expenses was immaterial for the years ended December 31, 2018, 2017 and 2016.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Operating Lease Commitments

The Company leases office space throughout the United States and in a limited number of foreign countries where the Company's international operations reside. Aggregate minimum lease commitments under operating leases as of December 31, 2018 are as follows:

(Dollars in thousands)
2019	$13,812
2020	13,686
2021	9,329
2022	7,984
2023	7,143
Thereafter	15,771
Total	$67,725

Total minimum rentals to be received from 2019 through 2021 under noncancelable subleases were $2.9 million at December 31, 2018.

Rental expense, including operating costs and real estate taxes, was $18.2 million, $17.1 million and $17.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Investment Commitments

As of December 31, 2018, the Company had commitments to invest approximately $78.0 million in limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 16 Restructuring

During the year ended December 31, 2018, the Company incurred pre-tax restructuring costs principally related to headcount reductions in both the Capital Markets and Asset Management segments. During the year ended December 31, 2016, the Company incurred charges within the Capital Markets segment primarily in conjunction with its acquisition activities.

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Severance, benefits and outplacement costs	$3,455	$—	$6,608
Vacated leased office space	130	—	1,320
Contract termination costs	185	—	1,026
Total pre-tax restructuring costs	$3,770	$—	$8,954

Note 17 Shareholders' Equity

The amended and restated certificate of incorporation of Piper Jaffray Companies provides for the issuance of up to 100,000,000 shares of common stock with a par value of $0.01 per share and up to 5,000,000 shares of undesignated preferred stock with a par value of $0.01 per share.

Common Stock

The holders of Piper Jaffray Companies common stock are entitled to one vote per share on all matters to be voted upon by the shareholders. Subject to preferences that may be applicable to any outstanding preferred stock of Piper Jaffray Companies, the holders of its common stock are entitled to receive ratably such dividends, if any, as may be declared out of funds legally available for that purpose. There are also restrictions on the payment of dividends as set forth in Note 22. The Company's board of directors determines the declaration and payment of dividends on a quarterly basis, and is free to change the Company's dividend policy at any time. Piper Jaffray Companies did not pay cash dividends on its common stock in 2016.

Dividends

Beginning in 2017, the Company initiated the payment of a quarterly cash dividend to holders of its common stock, which included unvested restricted shares with dividend rights. In addition, the Company's board of directors approved a dividend policy with the intention of returning a metric based on net income from the previous fiscal year. This includes an annual special cash dividend, payable in the first quarter of each year, beginning in 2018.

In 2018, the Company declared and paid quarterly cash dividends on its common stock, aggregating $1.50 per share, and an annual special cash dividend on its common stock related to fiscal 2017 results of $1.62 per share, totaling $47.2 million.

In 2017, the Company declared and paid quarterly cash dividends on its common stock, aggregating $1.25 per share, totaling $19.0 million.

On February 1, 2019, the Company's board of directors declared both a quarterly and annual special cash dividend on its common stock of $0.375 and $1.01 per share, respectively, to be paid on March 15, 2019, to shareholders of record as of the close of business on February 25, 2019.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Share Repurchases

Effective September 30, 2017, the Company's board of directors authorized the repurchase of up to $150.0 million in shares of common stock through September 30, 2019. In 2018, the Company repurchased 681,233 shares at an average price of $69.20 per share for an aggregate purchase price of $47.1 million related to this authorization. No repurchases were made in conjunction with this authorization during the fourth quarter of 2017. The Company has $102.9 million remaining under this authorization.

Effective August 14, 2015, the Company's board of directors authorized the repurchase of up to $150.0 million in shares of common stock through September 30, 2017. In 2017, the Company repurchased 36,936 shares at an average price of $67.62 per share for an aggregate purchase price of $2.5 million related to this authorization. During the year ended December 31, 2016, the Company repurchased 1,536,226 shares at an average price of $38.89 per share for an aggregate purchase price of $59.7 million related to this authorization.

The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting as recipients sell shares to meet their employment tax obligations. The Company purchased 279,664 shares or $23.8 million; 314,542 shares or $23.0 million; and 261,685 shares or $11.1 million of the Company's common stock for this purpose during the years ended December 31, 2018, 2017 and 2016, respectively.

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 19. During the years ended December 31, 2018, 2017 and 2016, the Company issued 1,040,015 shares, 867,327 shares and 854,416 shares, respectively, related to these obligations.

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

Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders' proportionate share of the equity in merchant banking funds of $50.2 million and a senior living fund aggregating $2.8 million as of December 31, 2018. As of December 31, 2017, noncontrolling interests included the minority equity holders' proportionate share of the equity in merchant banking funds of $42.7 million and a senior living fund aggregating $5.2 million.

Ownership interests in entities held by parties other than the Company's common shareholders are presented as noncontrolling interests within shareholders' equity, separate from the Company's own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company's common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the years ended December 31, 2018, 2017 and 2016.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 18 Employee Benefit Plans

The Company has various employee benefit plans, and substantially all employees are covered by at least one plan. The plans include health and welfare plans and a tax-qualified retirement plan (the "Retirement Plan"). During the years ended December 31, 2018, 2017 and 2016, the Company incurred employee benefits expenses of $19.1 million, $19.9 million and $17.6 million, respectively.

Health and Welfare Plans

Company employees who meet certain work schedule and service requirements are eligible to participate in the Company's health and welfare plans. The Company subsidizes the cost of coverage for employees. The health plans contain cost-sharing features such as deductibles and coinsurance.

The Company is self-insured for losses related to health claims, although it obtains third party stop loss insurance coverage on both an individual and a group plan basis. Self-insured liabilities are based on a number of factors, including historical claims experience, an estimate of claims incurred but not reported and valuations provided by third party actuaries. For the years ended December 31, 2018, 2017 and 2016, the Company recognized expense of $11.3 million, $12.0 million and $10.4 million, respectively, in compensation and benefits expense on the consolidated statements of operations related to its health plans.

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

The following table provides a summary of the Company's outstanding equity awards (in shares or units) as of December 31, 2018:

Incentive Plan
Restricted Stock
Annual grants	653,421
Sign-on grants	50,033
703,454
Inducement Plan
Restricted Stock	254,058

Total restricted stock related to compensation	957,512

Simmons Deal Consideration (1)	612,283

Total restricted stock outstanding	1,569,795

Incentive Plan
Restricted Stock Units
Leadership grants	194,251

Incentive Plan
Stock Options	81,667

(1)	The Company issued restricted stock with service conditions as part of deal consideration for the acquisition of Simmons. See Note 4 for further discussion.

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 8.2 million shares of common stock (0.8 million shares remained available for future issuance under the Incentive Plan as of December 31, 2018). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

Restricted Stock Awards

Restricted stock grants are valued at the market price of the Company's common stock on the date of grant and are amortized over the requisite service period. The Company grants shares of restricted stock to employees as part of year-end compensation ("Annual Grants") and upon initial hiring or as a retention award ("Sign-on Grants").

The Company's Annual Grants are made each year in February. Annual Grants vest ratably over three years in equal installments. The Annual Grants provide for continued vesting after termination of employment, so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreements entered into upon termination. The Company determined the service inception date precedes the grant date for the Annual Grants, and that the post-termination restrictions do not meet the criteria for an in-substance service condition, as defined by ASC 718. Accordingly, restricted stock granted as part of the Annual Grants is expensed in the one-year period in which those awards are deemed to be earned, which is generally the

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

calendar year preceding the February grant date. For example, the Company recognized compensation expense during fiscal 2018 for its February 2019 Annual Grant. If an equity award related to the Annual Grants is forfeited as a result of violating the post-termination restrictions, the lower of the fair value of the award at grant date or the fair value of the award at the date of forfeiture is recorded within the consolidated statements of operations as a reversal of compensation expense.

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

Up to 75 percent of the award can be earned based on the Company achieving certain average adjusted return on equity targets, as defined in the terms of the award agreements. The fair value of this portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The probability that the performance condition will be achieved is reevaluated each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of December 31, 2018, the Company has determined that the performance condition is probable of achieving 50 percent of the 2018 award and 75 percent of the 2017 award.

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

Stock-Based Compensation Activity

The following table summarizes the Company's stock-based compensation expense:

	Year Ended December 31,
(amounts in millions)	2018	2017	2016
Stock-based compensation expense	$43.3	$39.1	$54.1
Forfeitures	0.9	3.0	1.4
Tax benefit related to stock-based compensation expense	7.0	9.7	14.2

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2015	1,287,915	$46.20
Granted	2,359,672	41.87
Vested	(623,961)	44.89
Canceled	(149,509)	42.49
December 31, 2016	2,874,117	$43.12
Granted	248,749	77.78
Vested	(717,782)	45.08
Canceled	(179,467)	42.70
December 31, 2017	2,225,617	$46.40
Granted	310,494	88.18
Vested	(945,550)	47.65
Canceled	(20,766)	54.53
December 31, 2018	1,569,795	$53.80

The fair value of restricted stock that vested during the years ended December 31, 2018, 2017 and 2016 was $45.1 million, $32.4 million and $28.0 million, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2015	356,242	$22.18
Granted	135,483	19.93
Vested	(117,265)	21.32
Canceled	—	—
December 31, 2016	374,460	$21.63
Granted	35,981	84.10
Vested	(115,290)	23.42
Canceled	(50,379)	31.73
December 31, 2017	244,772	$27.89
Granted	53,796	92.93
Vested	(86,511)	21.83
Canceled	(17,806)	23.91
December 31, 2018	194,251	$48.97

As of December 31, 2018, there was $6.4 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 1.3 years.

The following table summarizes the changes in the Company's stock options:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2015	157,201	$50.35	1.6	$—
Granted	—	—
Exercised	(104,175)	43.75
Canceled	—	—
Expired	(22,413)	59.83
December 31, 2016	30,613	$65.86	0.3	$203,291
Granted	—	—
Exercised	(26,149)	65.13
Canceled	—	—
Expired	(4,464)	70.13
December 31, 2017	—	$—	0	$—
Granted	81,667	99.00
Exercised	—	—
Canceled	—	—
Expired	—	—
December 31, 2018	81,667	$99.00	9.1	$—

Options exercisable at December 31, 2016	30,613	$65.86	0.3	$203,291
Options exercisable at December 31, 2017	—	$—	0	$—
Options exercisable at December 31, 2018	—	$—	0	$—

As of December 31, 2018, there was $1.6 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 4.1 years. There were no options exercised during the year ended December 31, 2018. For the year ended December 31, 2017, the intrinsic value of options exercised and the resulting tax benefit realized was $0.3 million and $0.1 million, respectively. For the year ended December 31, 2016, the intrinsic value of options exercised and the resulting tax benefit realized was $2.0 million and $0.8 million, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

The Company has a policy of issuing shares out of treasury (to the extent available) to satisfy share option exercises and restricted stock vesting. The Company expects to withhold approximately 0.3 million shares from employee equity awards vesting in 2019, related to employee individual income tax withholding obligations on restricted stock vesting. For accounting purposes, withholding shares to cover employees' tax obligations is deemed to be a repurchase of shares by the Company.
Deferred Compensation Plans

The Company maintains various deferred compensation arrangements for employees.

The Piper Jaffray Companies Mutual Fund Restricted Share Investment Plan is a fully funded deferred compensation plan which allows eligible employees to receive a portion of their incentive compensation in restricted mutual fund shares ("MFRS Awards") of investment funds. MFRS Awards are awarded to qualifying employees in February of each year, and represent a portion of their compensation for performance in the preceding year similar to the Company's Annual Grants. MFRS Awards vest ratably over three years in equal installments and provide for continued vesting after termination of employment so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreement entered into upon termination. Forfeitures are recorded as a reduction of compensation and benefits expense within the consolidated statements of operations. MFRS Awards are owned by employee recipients (subject to the aforementioned vesting restrictions) and as such are not included on the consolidated statements of financial condition.

The Company recorded compensation expense of $50.2 million, $60.2 million and $17.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, related to employee MFRS Awards, less forfeitures. Forfeitures were $1.6 million, $1.3 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The nonqualified deferred compensation plan is an unfunded plan which allowed certain highly compensated employees, at their election, to defer a portion of their compensation. In 2017, this plan was closed to future deferral elections by participants for performance periods beginning after December 31, 2017. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. Investments in the grantor trust, consisting of mutual funds, totaled $31.2 million and $31.5 million as of December 31, 2018 and 2017, respectively, and are included in investments on the consolidated statements of financial condition. The compensation deferred by the employees was expensed in the period earned. The deferred compensation liability was $31.4 million and $31.6 million as of December 31, 2018 and 2017, respectively. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 20 Earnings Per Share ("EPS")

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

The computation of earnings per share is as follows:

	Year Ended December 31,
(Amounts in thousands, except per share data)	2018	2017	2016
Net income/(loss) applicable to Piper Jaffray Companies	$57,036	$(61,939)	$(21,952)
Earnings allocated to participating securities (1)	(7,043)	(2,936)	—
Net income/(loss) applicable to Piper Jaffray Companies' common shareholders (2)	$49,993	$(64,875)	$(21,952)

Shares for basic and diluted calculations:
Average shares used in basic computation	13,234	12,807	12,674
Stock options	—	—	15
Restricted stock units	191	171	90
Average shares used in diluted computation (3)	13,425	12,978	12,779

Earnings/(loss) per common share:
Basic	$3.78	$(5.07)	$(1.73)
Diluted (3)	$3.72	$(5.07)	$(1.73)

(1)
Represents the allocation of distributed and undistributed earnings to participating securities. No allocation of undistributed earnings is made for periods in which a loss is incurred, or for periods in which cash dividends exceed net income resulting in an undistributed loss. Distributed earnings (e.g., dividends) are allocated to participating securities. Participating securities include all of the Company's unvested restricted shares. The weighted average participating shares outstanding were 1,868,883; 2,349,476; and 2,691,728 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The anti-dilutive effects from stock options and restricted stock units were immaterial for the years ended December 31, 2018, 2017 and 2016.

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

Reportable segment financial results are as follows:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Capital Markets
Investment banking
Advisory services	$394,133	$443,303	$304,654
Financing
Equities	122,172	98,996	71,161
Debt	73,262	93,434	115,013
Total investment banking	589,567	635,733	490,828

Institutional sales and trading
Equities	77,477	81,717	87,992
Fixed income	67,563	89,455	91,466
Total institutional sales and trading	145,040	171,172	179,458

Management and performance fees	6,318	5,566	6,363

Investment income	6,290	17,640	24,791

Long-term financing expenses	(5,793)	(7,676)	(9,136)

Net revenues	741,422	822,435	692,304

Operating expenses (1)	663,684	738,339	645,863

Segment pre-tax operating income	$77,738	$84,096	$46,441

Segment pre-tax operating margin	10.5%	10.2%	6.7%

Continued on next page

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Asset Management
Management and performance fees
Management fees	$43,461	$51,269	$53,725
Performance fees	24	—	584
Total management and performance fees	43,485	51,269	54,309

Investment income/(loss)	(465)	1,219	736

Net revenues	43,020	52,488	55,045

Operating expenses (1)	45,881	165,907	132,360

Segment pre-tax operating loss	$(2,861)	$(113,419)	$(77,315)

Segment pre-tax operating margin	(6.7)%	(216.1)%	(140.5)%

Total
Net revenues	$784,442	$874,923	$747,349

Operating expenses (1)	709,565	904,246	778,223

Pre-tax operating income/(loss)	$74,877	$(29,323)	$(30,874)

Pre-tax operating margin	9.5%	(3.4)%	(4.1)%
(1)Operating expenses include non-cash goodwill impairment charges of $114.4 million and $82.9 million for the years ended December 31, 2017 and 2016, respectively, related to the Asset Management segment, as well as intangible asset amortization as set forth in the table below:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Capital Markets	$4,858	$10,178	$15,587
Asset Management	5,602	5,222	5,627
Total intangible asset amortization	$10,460	$15,400	$21,214

Reportable segment assets are as follows:

	December 31,	December 31,
(Dollars in thousands)	2018	2017
Capital Markets	$1,273,147	$1,933,050
Asset Management	72,122	91,633
Total assets	$1,345,269	$2,024,683

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 22 Net Capital Requirements and Other Regulatory Matters

Piper Jaffray is registered as a securities broker dealer with the SEC and is a member of various SROs and securities exchanges. The Financial Industry Regulatory Authority, Inc. ("FINRA"), serves as Piper Jaffray's primary SRO. Piper Jaffray is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. Piper Jaffray has elected to use the alternative method permitted by the SEC rule which requires that it maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated debt, dividend payments and other equity withdrawals by Piper Jaffray are subject to certain approvals, notifications and other provisions of SEC and FINRA rules.

At December 31, 2018, net capital calculated under the SEC rule was $222.3 million, and exceeded the minimum net capital required under the SEC rule by $221.3 million.

The Company's committed short-term credit facility includes a covenant requiring Piper Jaffray to maintain minimum net capital of $120 million. CP Notes issued under CP Series II A include a covenant that requires Piper Jaffray to maintain excess net capital of $100 million. The Company's fully disclosed clearing agreement with Pershing also includes a covenant requiring Piper Jaffray to maintain excess net capital of $120 million.

Piper Jaffray Ltd. ("PJL"), a broker dealer subsidiary registered in the United Kingdom, is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of December 31, 2018, PJL was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Jaffray Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At December 31, 2018, Piper Jaffray Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 23 Income Taxes

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

The Tax Cuts and Jobs Act was enacted on December 22, 2017. ASC 740 requires companies to recognize the effect of the tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017. Securities and Exchange Commission Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118") provides guidance on the application of ASC 740 as it pertained to the Tax Cuts and Jobs Act. SAB 118 permitted companies to report a provisional amount in the financial statements if the accounting for income tax effects of the Tax Cuts and Jobs Act was incomplete as of December 31, 2017. This provisional amount would be subject to adjustment during a defined measurement period, which was limited to one year from the enactment date of December 22, 2017. In accordance with SAB 118, the Company made a reasonable estimate of the impact of the Tax Cuts and Jobs Act, and recorded a discrete item in its 2017 provisional income tax expense of $54.2 million. This amount reflects an estimated reduction of deferred tax assets as a result of the statutory federal rate decrease from 35 percent to 21 percent. Pursuant to the defined measurement period in SAB 118, the Company recorded an additional $1.0 million of income tax expense for the year ended December 31, 2018. The accounting for the income tax effects of the Tax Cuts and Jobs Act is complete as of December 31, 2018.

The components of income tax expense/(benefit) are as follows:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Current:
Federal	$12,747	$27,611	$11,704
State	4,783	5,550	2,454
Foreign	276	93	(703)
	17,806	33,254	13,455
Deferred:
Federal	(4,151)	5,783	(27,764)
State	907	(7,554)	(3,758)
Foreign	4,485	(1,254)	939
	1,241	(3,025)	(30,583)

Total income tax expense/(benefit)	$19,047	$30,229	$(17,128)

A reconciliation of federal income taxes at statutory rates to the Company's effective tax rates is as follows:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Federal income tax expense/(benefit) at statutory rates	$15,724	$(10,263)	$(10,806)
Increase/(reduction) in taxes resulting from:
Impact of the Tax Cuts and Jobs Act	952	54,154	—
State income taxes, net of federal tax benefit	3,483	(791)	(1,110)
Net tax-exempt interest income	(3,034)	(5,040)	(4,600)
Foreign jurisdictions tax rate differential	1,067	865	1,860
Non-deductible compensation	1,999	—	—
Change in valuation allowance	5,299	(752)	362
Vestings of stock awards	(7,103)	(9,172)	—
Loss/(income) attributable to noncontrolling interests	253	(835)	(2,872)
Other, net	407	2,063	38
Total income tax expense/(benefit)	$19,047	$30,229	$(17,128)

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

In accordance with ASC 740, U.S. income taxes are not provided on undistributed earnings of international subsidiaries that are permanently reinvested. As of December 31, 2018, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our foreign earnings to the U.S.

Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes. The net deferred income tax assets consisted of the following items:

	December 31,	December 31,
(Dollars in thousands)	2018	2017
Deferred tax assets:
Deferred compensation	$67,563	$61,555
Goodwill tax basis in excess of book basis	35,614	38,592
Net operating loss carryforwards	5,554	4,789
Liabilities/accruals not currently deductible	1,117	1,744
Other	4,976	3,296
Total deferred tax assets	114,824	109,976
Valuation allowance	(5,458)	(159)

Deferred tax assets after valuation allowance	109,366	109,817

Deferred tax liabilities:
Unrealized gains on firm investments	4,464	6,599
Fixed assets	2,450	1,813
Other	595	200

Total deferred tax liabilities	7,509	8,612

Net deferred tax assets	$101,857	$101,205

The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. The Company believes that its future tax profits will be sufficient to recognize its deferred tax assets, with the exception of $5.5 million in state and foreign net operating loss carryforwards.

The Company accounts for unrecognized tax benefits in accordance with the provisions of ASC 740, which requires tax reserves to be recorded for uncertain tax positions on the consolidated statements of financial condition. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)
Balance at December 31, 2015	$123
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2016	$123
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	166
Reductions for tax positions of prior years	—
Settlements	(123)
Balance at December 31, 2017	$166
Additions based on tax positions related to the current year	608
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2018	$774

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

As of December 31, 2018, approximately $0.8 million of the Company's unrecognized tax benefits would impact the annual effective rate, if recognized.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. The Company had no accruals related to the payment of interest and penalties at December 31, 2018, 2017 and 2016, respectively. The Company or one of its subsidiaries files income tax returns with the various states and foreign jurisdictions in which the Company operates. The Company is not subject to examination by U.S. federal tax authorities for years before 2015 and is not subject to examination by state and local or non-U.S. tax authorities for taxable years before 2014. The Company does not anticipate its uncertain income tax positions will be resolved within the next twelve months.

Note 24 Piper Jaffray Companies (Parent Company only)

Condensed Statements of Financial Condition

	December 31,	December 31,
(Amounts in thousands)	2018	2017
Assets
Cash and cash equivalents	$254	$2,348
Investment in and advances to subsidiaries	676,516	827,158
Other assets	27,529	21,120
Total assets	$704,299	$850,626

Liabilities and Shareholders' Equity
Senior notes	$—	$125,000
Accrued compensation	26,081	30,579
Other liabilities and accrued expenses	774	1,715
Total liabilities	26,855	157,294

Shareholders' equity	677,444	693,332
Total liabilities and shareholders' equity	$704,299	$850,626

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Condensed Statements of Operations

	Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
Revenues:
Dividends from subsidiaries	$84,896	$120,102	$104,016
Interest	1,247	1,125	994
Investment income/(loss)	(496)	4,060	1,835
Total revenues	85,647	125,287	106,845

Interest expense	4,902	7,170	8,195

Net revenues	80,745	118,117	98,650

Non-interest expenses:
Total non-interest expenses	5,844	4,936	4,505

Income before income tax expense and equity in income of subsidiaries	74,901	113,181	94,145

Income tax expense	12,612	35,589	27,952

Income of parent company	62,289	77,592	66,193

Equity distributed in excess of subsidiaries income	(5,253)	(139,531)	(88,145)

Net income/(loss)	$57,036	$(61,939)	$(21,952)

Condensed Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
Operating Activities:
Net income/(loss)	$57,036	$(61,939)	$(21,952)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Stock-based and deferred compensation	404	208	944
Equity distributed in excess of subsidiaries income	5,253	139,531	88,145

Net cash provided by operating activities	62,693	77,800	67,137

Financing Activities:
Repayment of senior notes	(125,000)	(50,000)	—
Advances from/(to) subsidiaries	154,512	(5,177)	(6,276)
Repurchase of common stock	(47,142)	(2,498)	(59,739)
Payment of cash dividend	(47,157)	(18,947)	—

Net cash used in financing activities	(64,787)	(76,622)	(66,015)

Net increase/(decrease) in cash, cash equivalents and restricted cash	(2,094)	1,178	1,122

Cash, cash equivalents and restricted cash at beginning of year	2,348	1,170	48

Cash, cash equivalents and restricted cash at end of year	$254	$2,348	$1,170

Piper Jaffray Companies
Notes to the Consolidated Financial Statements – Continued

Note 25 Subsequent Event

On February 25, 2019, the Company signed a definitive agreement to acquire Weeden & Co., L.P., a broker dealer specializing in equity security sales and trading, for total consideration of approximately $42.0 million, consisting of $24.5 million in cash and $17.5 million in restricted cash consideration and retention stock. Additional consideration up to $31.5 million may be earned if certain revenue targets are achieved. The transaction is expected to close in the second quarter of 2019, subject to regulatory approvals and customary closing conditions.

Piper Jaffray Companies
Supplementary Data

Quarterly Information (unaudited)

	2018 Fiscal Quarter
(Amounts in thousands, except per share data)	First	Second	Third	Fourth
Total revenues	$174,400	$178,580	$221,233	$226,780
Interest expense	5,338	5,099	3,705	2,409
Net revenues	169,062	173,481	217,528	224,371
Non-interest expenses	161,024	168,222	187,893	192,426
Income before income tax expense/(benefit)	8,038	5,259	29,635	31,945
Income tax expense/(benefit)	(2,581)	567	7,365	13,696
Net income	10,619	4,692	22,270	18,249
Net income/(loss) applicable to noncontrolling interests	16	(1,534)	247	65
Net income applicable to Piper Jaffray Companies	$10,603	$6,226	$22,023	18,184
Net income applicable to Piper Jaffray Companies' common shareholders	$6,435	$5,522	$19,377	$16,164

Earnings per common share
Basic	$0.47	$0.43	$1.45	$1.22
Diluted	$0.47	$0.43	$1.43	$1.21

Dividends declared per common share	$1.995	$0.375	$0.375	$0.375

Weighted average number of common shares
Basic	13,096	13,303	13,343	13,191
Diluted	13,382	13,438	13,508	13,367

	2017 Fiscal Quarter
(Amounts in thousands, except per share data)	First	Second	Third		Fourth
Total revenues	$205,487	$204,007	$244,915		$240,782
Interest expense	4,958	6,262	4,348		4,700
Net revenues	200,529	197,745	240,567		236,082
Non-interest expenses	177,720	177,878	322,803	(1)	225,845
Income/(loss) before income tax expense/(benefit)	22,809	19,867	(82,236)		10,237
Income tax expense/(benefit)	(395)	4,906	(31,423)		57,141	(4)
Net income/(loss)	23,204	14,961	(50,813)		(46,904)
Net income/(loss) applicable to noncontrolling interests	2,929	1,388	(1,100)		(830)
Net income/(loss) applicable to Piper Jaffray Companies	$20,275	$13,573	$(49,713)		$(46,074)
Net income/(loss) applicable to Piper Jaffray Companies' common shareholders	$16,828	$11,522	$(50,415)	(2)	$(46,771)	(2)

Earnings/(loss) per common share
Basic	$1.33	$0.89	$(3.91)		$(3.63)
Diluted	$1.31	$0.89	$(3.91)	(3)	$(3.63)	(3)

Dividends declared per common share	$0.3125	$0.3125	$0.3125		$0.3125

Weighted average number of common shares
Basic	12,594	12,826	12,898		12,906
Diluted	12,922	12,937	12,975	(3)	13,075	(3)

(1)	Includes a $114.4 million non-cash goodwill impairment charge.

(2)	No allocation of undistributed income was made due to loss position.

(3)	Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred.

(4)	Includes a $54.2 million remeasurement of deferred tax assets due to a lower federal corporate rate resulting from the enactment of the Tax Cuts and Jobs Act.

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

During the fourth quarter of our fiscal year ended December 31, 2018, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding our executive officers included in Part I, Item 1 of this Form 10-K under the caption "Executive Officers" is incorporated herein by reference. The information in the definitive proxy statement for our 2019 annual meeting of shareholders to be held on May 17, 2019, under the captions "Proposal One — Election of Directors," "Information Regarding the Board of Directors and Corporate Governance — Committees of the Board — Audit Committee," "Information Regarding the Board of Directors and Corporate Governance — Codes of Ethics and Business Conduct" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION.

The information in the definitive proxy statement for our 2019 annual meeting of shareholders to be held on May 17, 2019, under the captions "Executive Compensation," "Certain Relationships and Related Transactions — Compensation Committee Interlocks and Insider Participation," "Information Regarding the Board of Directors and Corporate Governance — Compensation Program for Non-Employee Directors" and "Information Regarding the Board of Directors and Corporate Governance — Non-Employee Director Compensation for 2018" is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information in the definitive proxy statement for our 2019 annual meeting of shareholders to be held on May 17, 2019, under the captions "Security Ownership — Beneficial Ownership of Directors, Nominees and Executive Officers," "Security Ownership — Beneficial Owners of More than Five Percent of Our Common Stock" and "Executive Compensation — Outstanding Equity Awards at Fiscal Year-End" are incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information in the definitive proxy statement for our 2019 annual meeting of shareholders to be held on May 17, 2019, under the captions "Information Regarding the Board of Directors and Corporate Governance — Director Independence," "Certain Relationships and Related Transactions — Transactions with Related Persons" and "Certain Relationships and Related Transactions — Review and Approval of Transactions with Related Persons" is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information in the definitive proxy statement for our 2019 annual meeting of shareholders to be held on May 17, 2019, under the captions "Audit Committee Report and Payment of Fees to Our Independent Auditor — Auditor Fees" and "Audit Committee Report and Payment of Fees to Our Independent Auditor — Auditor Services Pre-Approval Policy" is incorporated herein by reference.

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

2.1
Separation and Distribution Agreement dated as of December 23, 2003, between U.S. Bancorp and Piper Jaffray Companies (incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 8, 2004). #

2.2
Securities Purchase Agreement dated November 16, 2015 among Piper Jaffray Companies, Piper Jaffray & Co., Simmons & Company International, SCI JV LP, SCI GP, LLC, and Simmons & Company International Holdings LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed November 17, 2015). #

2.3
First Amendment to Securities Purchase Agreement dated February 25, 2016 among Piper Jaffray Companies, Piper Jaffray & Co., Simmons & Company International, SCI JV LP, SCI GP, LLC, and Simmons & Company International Holdings LLC (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed May 4, 2016). #

2.4
Second Amendment to Securities Purchase Agreement dated April 19, 2017 between Piper Jaffray & Co. and SCI JV LP (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed May 9, 2017).

Exhibit Index
Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed August 3, 2007).
3.2	Amended and Restated Bylaws (as of August 5, 2016) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed August 5, 2016).
4.1
Form of Specimen Certificate for Piper Jaffray Companies Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed February 26, 2018).

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

Exhibit Index
Exhibit
Number	Description
10.11
Form of Performance Share Unit Agreement for 2016 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed May 4, 2016). †

10.12
Form of Performance Share Unit Agreement for 2017 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed February 24, 2017). †

10.13
Form of Performance Share Unit Agreement for 2018 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed February 26, 2018). †

10.14	Form of Performance Share Unit Agreement for 2019 Leadership Team Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan. †*
10.15
Piper Jaffray Companies Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective May 4, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed August 5, 2016). †

10.16	Summary of Non-Employee Director Compensation Program. †*
10.17	Form of Notice Period Agreement (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007). †
10.18
Amended and Restated Loan Agreement dated December 28, 2012, between Piper Jaffray & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed February 27, 2013).

10.19
First Amendment to Amended and Restated Loan Agreement, dated December 28, 2013, between Piper Jaffray & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed February 28, 2014).

10.20
Second Amendment to Amended and Restated Loan Agreement, dated December 19, 2014, between Piper Jaffray & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed February 26, 2015).

10.21
Third Amendment to Amended and Restated Loan Agreement, dated December 18, 2015, between Piper Jaffray & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 25, 2016).

10.22
Fourth Amendment to Amended and Restated Loan Agreement, dated December 17, 2016, between Piper Jaffray & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed May 9, 2017).

10.23
Fifth Amendment to Amended and Restated Loan Agreement, dated December 16, 2017, between Piper Jaffray & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed February 26, 2018).

10.24	Sixth Amendment to Amended and Restated Loan Agreement, dated December 14, 2018, between Piper Jaffray & Co. and U.S. Bank National Association. *
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

Exhibit Index
Exhibit
Number	Description
10.30
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2016 (related to performance in 2015) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 25, 2016). †

10.31
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for California-based Employee Grants in 2016 (related to performance in 2015) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 25, 2016). †

10.32
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2017 (related to performance in 2016) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed February 24, 2017). †

10.33
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for California-based Employee Grants in 2017 (related to performance in 2016) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed February 24, 2017). †

10.34
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2018 (related to performance in 2017) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed February 26, 2018). †

10.35
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for California-based Employee Grants in 2018 (related to performance in 2017) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed February 26, 2018). †

10.36
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Andrew S. Duff in 2018 (related to performance in 2017) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed February 26, 2018). †

10.37
Form of 2018 Performance Share Unit Agreement for Andrew S. Duff under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed February 26, 2018). †

10.38
Form of Non-Qualified Stock Option Agreement for 2018 Promotional Grants under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 9, 2018). †

10.39
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2019 (related to performance in 2018) under the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan. †*

10.40
Separation Agreement and Release, dated December 4, 2017, between Piper Jaffray & Co. and Stuart C. Harvey, Jr. (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed February 26, 2018). †

10.41
Amendment No.1 to Separation Agreement and Release, dated December 22, 2017, between Piper Jaffray & Co. and Stuart C. Harvey, Jr. (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed February 26, 2018). †

10.42
Confidential Separation Agreement and Release, dated October 6, 2017, between Advisory Research, Inc. and Christopher D. Crawshaw. (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed February 26, 2018). †

10.43
Post-Termination Agreement, dated as of January 1, 2018, between Piper Jaffray Companies and Andrew S. Duff (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed January 4, 2018). †

Exhibit Index
Exhibit
Number	Description
10.44	Piper Jaffray Companies 2016 Employment Inducement Award Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8, filed February 25, 2016). †
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
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016 and (v) the notes to the Consolidated Financial Statements.

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

ITEM 16.     FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2019.

PIPER JAFFRAY COMPANIES

By	/s/ Chad R. Abraham
Its	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2019.

SIGNATURE	TITLE

/s/ Chad R. Abraham	Chief Executive Officer and Director
Chad R. Abraham	(Principal Executive Officer)

/s/ Timothy L. Carter	Chief Financial Officer
Timothy L. Carter	(Principal Financial and Accounting Officer)

/s/ Andrew S. Duff	Chairman
Andrew S. Duff

/s/ William R. Fitzgerald	Director
William R. Fitzgerald

/s/ B. Kristine Johnson	Director
B. Kristine Johnson

/s/ Addison L. Piper	Director
Addison L. Piper

/s/ Debbra L. Schoneman	Director
Debbra L. Schoneman

/s/ Thomas S. Schreier Jr.	Director
Thomas S. Schreier Jr.

/s/ Sherry M. Smith	Director
Sherry M. Smith

/s/ Philip E. Soran	Director
Philip E. Soran

/s/ Scott C. Taylor	Director
Scott C. Taylor

/s/ Michele Volpi	Director
Michele Volpi