Form 10-Q
period 2019-03-31
PIPER JAFFRAY COMPANIES
filed 2019-05-08
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File No. 001-31720
PIPER JAFFRAY COMPANIES
(Exact Name of Registrant as specified in its Charter)

DELAWARE		30-0168701
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)
800 Nicollet Mall, Suite 1000 Minneapolis, Minnesota		55402
(Address of Principal Executive Offices)		(Zip Code)
(612) 303-6000
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, par value $0.01 per share	PJC	The New York Stock Exchange
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
Yes  ☐ No  ☑

As of April 30, 2019, the registrant had 14,227,928 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.
Piper Jaffray Companies
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2019	2018
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$18,245	$50,364
Receivables from brokers, dealers and clearing organizations	47,010	235,278

Financial instruments and other inventory positions owned	305,295	479,795
Financial instruments and other inventory positions owned and pledged as collateral	336,363	147,427
Total financial instruments and other inventory positions owned	641,658	627,222

Fixed assets (net of accumulated depreciation and amortization of $63,011 and $60,555, respectively)	31,680	32,619
Goodwill	81,855	81,855
Intangible assets (net of accumulated amortization of $97,989 and $95,877, respectively)	10,262	12,374
Investments	152,024	151,963
Net deferred income tax assets	88,002	101,857
Right-of-use lease asset	41,935	—
Other assets	56,982	51,737
Total assets	$1,169,653	$1,345,269

Liabilities and Shareholders' Equity
Short-term financing	$49,956	$49,953
Payables to brokers, dealers and clearing organizations	6,272	8,657
Financial instruments and other inventory positions sold, but not yet purchased	174,504	177,427
Accrued compensation	143,430	333,522
Accrued lease liability	56,243	—
Other liabilities and accrued expenses	25,577	45,294
Total liabilities	455,982	614,853

Shareholders' equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at March 31, 2019 and December 31, 2018;
Shares issued: 19,519,307 at March 31, 2019 and 19,518,044 at December 31, 2018;
Shares outstanding: 13,468,235 at March 31, 2019 and 12,995,397 at December 31, 2018	195	195
Additional paid-in capital	772,184	796,363
Retained earnings	182,027	182,552
Less common stock held in treasury, at cost: 6,051,072 shares at March 31, 2019 and 6,522,647 shares at December 31, 2018	(291,903)	(300,268)
Accumulated other comprehensive loss	(1,183)	(1,398)
Total common shareholders' equity	661,320	677,444

Noncontrolling interests	52,351	52,972
Total shareholders' equity	713,671	730,416

Total liabilities and shareholders' equity	$1,169,653	$1,345,269

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2019	2018
Revenues:
Investment banking	$141,061	$120,841
Institutional brokerage	34,954	27,645
Asset management	10,418	12,589
Interest	7,567	10,413
Investment income	475	2,912

Total revenues	194,475	174,400

Interest expense	2,643	5,338

Net revenues	191,832	169,062

Non-interest expenses:
Compensation and benefits	122,636	115,170
Outside services	9,142	8,939
Occupancy and equipment	8,750	8,578
Communications	8,630	8,626
Marketing and business development	7,395	7,299
Deal-related expenses	4,728	5,051
Trade execution and clearance	1,806	2,163
Intangible asset amortization	2,112	2,615
Other operating expenses	3,703	2,583

Total non-interest expenses	168,902	161,024

Income before income tax expense/(benefit)	22,930	8,038

Income tax expense/(benefit)	4,124	(2,581)

Net income	18,806	10,619

Net income/(loss) applicable to noncontrolling interests	(616)	16

Net income applicable to Piper Jaffray Companies	$19,422	$10,603

Net income applicable to Piper Jaffray Companies' common shareholders	$17,835	$6,435

Earnings per common share
Basic	$1.35	$0.47
Diluted	$1.32	$0.47

Dividends declared per common share	$1.39	$2.00

Weighted average number of common shares outstanding
Basic	13,204	13,096
Diluted	13,530	13,382

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands)	2019	2018
Net income	$18,806	$10,619

Other comprehensive income, net of tax:
Foreign currency translation adjustment	215	529

Comprehensive income	19,021	11,148

Comprehensive income/(loss) applicable to noncontrolling interests	(616)	16

Comprehensive income applicable to Piper Jaffray Companies	$19,637	$11,132

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Loss	Equity	Interests	Equity

Balance at December 31, 2018	12,995,397	$195	$796,363	$182,552	$(300,268)	$(1,398)	$677,444	$52,972	$730,416

Net income/(loss)	—	—	—	19,422	—	—	19,422	(616)	18,806
Dividends	—	—	—	(19,947)	—	—	(19,947)	—	(19,947)
Amortization/issuance of restricted stock	—	—	23,826	—	—	—	23,826	—	23,826
Repurchase of common stock through share repurchase program	(501)	—	—	—	(32)	—	(32)	—	(32)
Issuance of treasury shares for restricted stock vestings	1,035,360	—	(48,092)	—	48,092	—	—	—	—
Repurchase of common stock from employees	(563,284)	—	—	—	(39,695)	—	(39,695)	—	(39,695)
Shares reserved/issued for director compensation	1,263	—	87	—	—	—	87	—	87
Other comprehensive income	—	—	—	—	—	215	215	—	215
Fund capital distributions, net	—	—	—	—	—	—	—	(5)	(5)
Balance at March 31, 2019	13,468,235	$195	$772,184	$182,027	$(291,903)	$(1,183)	$661,320	$52,351	$713,671

Balance at December 31, 2017	12,911,149	$195	$791,970	$176,270	$(273,824)	$(1,279)	$693,332	$47,903	$741,235

Net income	—	—	—	10,603	—	—	10,603	16	10,619
Dividends	—	—	—	(30,575)	—	—	(30,575)	—	(30,575)
Amortization/issuance of restricted stock	—	—	34,416	—	—	—	34,416	—	34,416
Issuance of treasury shares for restricted stock vestings	574,594	—	(23,901)	—	23,901	—	—	—	—
Repurchase of common stock from employees	(187,860)	—	—	—	(16,797)	—	(16,797)	—	(16,797)
Shares reserved/issued for director compensation	942	—	81	—	—	—	81	—	81
Other comprehensive income	—	—	—	—	—	529	529	—	529
Cumulative effect upon adoption of new accounting standard, net of tax	—	—	—	(3,597)	—	—	(3,597)	—	(3,597)
Fund capital distributions, net	—	—	—	—	—	—	—	(904)	(904)
Balance at March 31, 2018	13,298,825	$195	$802,566	$152,701	$(266,720)	$(750)	$687,992	$47,015	$735,007

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018

Operating Activities:
Net income	$18,806	$10,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	2,392	2,003
Deferred income taxes	13,855	5,610
Stock-based compensation	4,350	8,970
Amortization of intangible assets	2,112	2,615
Amortization of forgivable loans	1,503	1,298
Decrease/(increase) in operating assets:
Receivables from brokers, dealers and clearing organizations	188,268	99,092
Net financial instruments and other inventory positions owned	(17,359)	270,816
Investments	(61)	6,473
Other assets	(6,768)	(23,256)
Increase/(decrease) in operating liabilities:
Payables to brokers, dealers and clearing organizations	(2,385)	14,190
Accrued compensation	(170,611)	(247,363)
Other liabilities and accrued expenses	(5,571)	(4,619)

Net cash provided by operating activities	28,531	146,448

Investing Activities:
Purchases of fixed assets, net	(1,431)	(1,560)

Net cash used in investing activities	(1,431)	(1,560)

Financing Activities:
Increase/(decrease) in short-term financing	3	(103,683)
Payment of cash dividend	(19,947)	(30,375)
Decrease in noncontrolling interests	(5)	(904)
Repurchase of common stock	(39,727)	(16,797)

Net cash used in financing activities	(59,676)	(151,759)

Currency adjustment:
Effect of exchange rate changes on cash	457	720

Net decrease in cash and cash equivalents	(32,119)	(6,151)

Cash and cash equivalents at beginning of period	50,364	33,793

Cash and cash equivalents at end of period	$18,245	$27,642

Supplemental disclosure of cash flow information –
Cash paid during the period for:
Interest	$2,809	$5,615
Income taxes	$7,462	$12,474

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Pursuant to this guidance, certain information and disclosures have been omitted that are included within complete annual financial statements. Except as disclosed herein, there have been no material changes in the information reported in the financial statements and related disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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
Notes to the Consolidated Financial Statements
(Unaudited)

Note 2 Accounting Policies and Pronouncements

Summary of Significant Accounting Policies

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for a full description of the Company's significant accounting policies. Changes to the Company's significant accounting policies are described below.

Leases

A lease is a contract, or part of a contract, that conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. In making this determination, the Company considers if it obtains substantially all of the economic benefits from the use of the underlying asset and directs how and for what purpose the asset is used during the term of the contract.

The Company leases its corporate headquarters and other offices under various non-cancelable leases, all of which are operating leases. In addition to rent, the leases require payment of real estate taxes, insurance and common area maintenance. The original terms of the Company's lease agreements generally range up to twelve years. Some of the leases contain renewal and/or termination options, escalation clauses, rent-free holidays and operating cost adjustments.

The Company recognizes a right-of-use ("ROU") lease asset and lease liability on the consolidated statements of financial position for all leases with a term greater than 12 months. The lease liability represents the Company’s obligation to make future lease payments and is recorded at an amount equal to the present value of the remaining lease payments due over the lease term. The ROU lease asset, which represents the right to use the underlying asset during the lease term, is measured based on the carrying value of the lease liability, adjusted for other items, such as lease incentives and uneven rent payments.

The discount rate used to determine the present value of the remaining lease payments reflects the Company’s incremental borrowing rate, which is the rate the Company would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment. In calculating its discount rates, the Company took into consideration a current financing arrangement that is on a secured (i.e., collateralized) basis, as well as market interest rates and spreads, other reference points, and the respective tenors of the Company’s designated lease term ranges. The Company applied the portfolio approach in determining the discount rates for its leases. The weighted-average discount rate was 4.0 percent at March 31, 2019.

For leases that contain escalation clauses or rent-free holidays, the Company recognizes the related rent expense on a straight-line basis from the date the Company takes possession of the property to the end of the initial lease term. The Company records any difference between the straight-line rent expense and amounts paid under the leases as part of the amortization of the ROU lease asset.

Cash or lease incentives received upon entering into certain leases are recognized on a straight-line basis as a reduction of rent expense from the date the Company takes possession of the property or receives the cash to the end of the initial lease term. Lease incentives, which initially reduce the ROU lease asset, are a component of the amortization of the ROU lease asset.

Rent expense for leases with a term of 12 months or less is recorded on a straight-line basis over the lease term in the consolidated statements of operations.

Adoption of New Accounting Standards

Leases

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize a ROU lease asset and lease liability on the consolidated statements of financial position for all leases with a term longer than 12 months and disclose key information about leasing arrangements. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The Company adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective approach and applied the package of practical expedients in transitioning to the new guidance. Electing the package of practical expedients allowed the Company to not reassess: (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Also, the Company has elected the practical expedient to not separate lease components from nonlease components.

Upon adoption, the Company recognized a ROU lease asset of approximately $44.0 million and a lease liability of approximately $59.0 million. The difference between the ROU lease asset and the lease liability is due to lease incentives. There were no changes to the recognition of rent expense in the Company’s consolidated statements of operations upon adoption of ASU 2016-02. In addition, the new guidance has not impacted Piper Jaffray's net capital position.

Future Adoption of New Applicable Accounting Standards

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

Note 3 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$12,908	$1,458
Convertible securities	116,008	92,485
Fixed income securities	33,819	31,906
Municipal securities:
Taxable securities	40,072	38,711
Tax-exempt securities	246,130	268,804
Short-term securities	20,620	52,472
Mortgage-backed securities	14	15
U.S. government agency securities	152,743	123,384
U.S. government securities	2,569	954
Derivative contracts	16,775	17,033
Total financial instruments and other inventory positions owned	$641,658	$627,222

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$79,279	$82,082
Fixed income securities	18,163	20,180
U.S. government agency securities	8,859	10,257
U.S. government securities	62,354	60,365
Derivative contracts	5,849	4,543
Total financial instruments and other inventory positions sold, but not yet purchased	$174,504	$177,427

At March 31, 2019 and December 31, 2018, financial instruments and other inventory positions owned in the amount of $336.4 million and $147.4 million, respectively, had been pledged as collateral for short-term financings.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Financial instruments and other inventory positions sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. The Company is obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected on the consolidated statements of financial condition. The Company economically hedges changes in the market value of its financial instruments and other inventory positions owned using inventory positions sold, but not yet purchased, interest rate derivatives and U.S. treasury bond futures.

Derivative Contract Financial Instruments

The Company uses interest rate swaps, interest rate locks and U.S. treasury bond futures as a means to manage risk in certain inventory positions. The Company also enters into interest rate swaps to facilitate customer transactions. The following describes the Company's derivatives by the type of transaction or security the instruments are economically hedging.

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

	March 31, 2019			December 31, 2018
(Dollars in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$186,555	$175,755	$2,308,159	$181,199	$169,950	$2,532,966
Trading securities	10	4,222	239,225	408	4,202	262,275
	$186,565	$179,977	$2,547,384	$181,607	$174,152	$2,795,241

(1)	Derivative assets are included within financial instruments and other inventory positions owned on the consolidated statements of financial condition.

(2)	Derivative liabilities are included within financial instruments and other inventory positions sold, but not yet purchased on the consolidated statements of financial condition.

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

		Three Months Ended
(Dollars in thousands)		March 31,
Derivative Category	Operations Category	2019	2018
Interest rate derivative contract	Investment banking	$(617)	$(795)
Interest rate derivative contract	Institutional brokerage	(249)	5,062
		$(866)	$4,267

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company's derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of March 31, 2019, the Company had $16.9 million of uncollateralized credit exposure with these counterparties (notional contract amount of $176.5 million), including $13.9 million of uncollateralized credit exposure with one counterparty.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Derivatives – Derivative contracts include interest rate swaps, interest rate locks and U.S. treasury bond futures. These instruments derive their value from underlying assets, reference rates, indices or a combination of these factors. The majority of the Company's interest rate derivative contracts, including both interest rate swaps and interest rate locks, are valued using market standard pricing models based on the net present value of estimated future cash flows. The valuation models used do not involve material subjectivity as the methodologies do not entail significant judgment and the pricing inputs are market observable, including contractual terms, yield curves and measures of volatility. These instruments are classified as Level II within the fair value hierarchy. Certain interest rate locks transact in less active markets and were valued using valuation models that included the previously mentioned observable inputs and certain unobservable inputs that required significant judgment, such as the premium over the MMD curve. These instruments are classified as Level III.

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

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking and other investments at inception to reflect economic events in earnings on a timely basis. Merchant banking and other equity investments of $2.6 million and $3.0 million, included within investments on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets at March 31, 2019 and December 31, 2018, respectively. The realized and unrealized net impact from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were losses of $0.4 million and gains of $0.8 million for the three months ended March 31, 2019 and 2018, respectively.

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of March 31, 2019:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets:
Investments at fair value:
Equity securities in private companies	Market approach	Revenue multiple (2)	2 - 5 times	4.3 times
		EBITDA multiple (2)	13 - 16 times	14.5 times

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (3)	2 - 24 bps	11.7 bps
Uncertainty of fair value measurements:

(1)	Unobservable inputs were weighted by the relative fair value of the financial instruments.
(2) Significant increase/(decrease) in the unobservable input in isolation would have resulted in a significantly higher/(lower) fair value measurement.
(3) Significant increase/(decrease) in the unobservable input in isolation would have resulted in a significantly lower/(higher) fair value measurement.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of March 31, 2019:

					Counterparty
					and Cash
					Collateral
(Dollars in thousands)	Level I	Level II	Level III		Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$21	$12,887	$—		$—	$12,908
Convertible securities	—	116,008	—		—	116,008
Fixed income securities	—	33,819	—		—	33,819
Municipal securities:
Taxable securities	—	40,072	—		—	40,072
Tax-exempt securities	—	246,130	—		—	246,130
Short-term securities	—	20,620	—		—	20,620
Mortgage-backed securities	—	—	14		—	14
U.S. government agency securities	—	152,743	—		—	152,743
U.S. government securities	2,569	—	—		—	2,569
Derivative contracts	—	186,565	—		(169,790)	16,775
Total financial instruments and other inventory positions owned	2,590	808,844	14		(169,790)	641,658

Cash equivalents	750	—	—		—	750

Investments at fair value	33,150	3,252	107,878	(2)	—	144,280
Total assets	$36,490	$812,096	$107,892		$(169,790)	$786,688

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$68,307	$10,972	$—		$—	$79,279
Fixed income securities	—	18,163	—		—	18,163
U.S. government agency securities	—	8,859	—		—	8,859
U.S. government securities	62,354	—	—		—	62,354
Derivative contracts	—	175,755	4,222		(174,128)	5,849
Total financial instruments and other inventory positions sold, but not yet purchased	$130,661	$213,749	$4,222		$(174,128)	$174,504

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

(2)	Noncontrolling interests of $52.4 million are attributable to third party ownership in consolidated merchant banking and senior living funds.

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

The Company's Level III assets were $107.9 million and $108.0 million, or 13.7 percent and 13.6 percent of financial instruments measured at fair value at March 31, 2019 and December 31, 2018, respectively. There were no significant transfers between levels for the three months ended March 31, 2019.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	March 31,	March 31,
(Dollars in thousands)	2018	Purchases	Sales	in	out	(losses)	(losses)	2019	2019
Assets:
Financial instruments and other inventory positions owned:
Mortgage-backed securities	$15	$—	$(2)	$—	$—	$(27)	$28	$14	$—
Derivative contracts	229	—	(336)	—	—	336	(229)	—	—
Total financial instruments and other inventory positions owned	244	—	(338)	—	—	309	(201)	14	—

Investments at fair value	107,792	—	—	—	—	—	86	107,878	86
Total assets	$108,036	$—	$(338)	$—	$—	$309	$(115)	$107,892	$86

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$4,202	$(5,603)	$—	$—	$—	$5,603	$20	$4,222	$4,222
Total financial instruments and other inventory positions sold, but not yet purchased	$4,202	$(5,603)	$—	$—	$—	$5,603	$20	$4,222	$4,222

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	March 31,	March 31,
(Dollars in thousands)	2017	Purchases	Sales	in	out	(losses)	(losses)	2018	2018
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$700	$—	$—	$—	$(700)	$—	$—	$—	$—
Short-term securities	714	—	—	—	—	—	5	719	5
Mortgage-backed securities	481	—	(5)	—	—	—	(192)	284	3
Derivative contracts	126	—	(1,760)	—	—	1,760	2,018	2,144	2,144
Total financial instruments and other inventory positions owned	2,021	—	(1,765)	—	(700)	1,760	1,831	3,147	2,152

Investments at fair value	126,060	601	(4,154)	—	—	3,402	(4,272)	121,637	(869)
Total assets	$128,081	$601	$(5,919)	$—	$(700)	$5,162	$(2,441)	$124,784	$1,283

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$4,433	$(1,305)	$3,226	$—	$—	$(1,921)	$(3,044)	$1,389	$1,389
Total financial instruments and other inventory positions sold, but not yet purchased	$4,433	$(1,305)	$3,226	$—	$—	$(1,921)	$(3,044)	$1,389	$1,389

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

Consolidated VIEs

The Company's consolidated VIEs at March 31, 2019 included certain alternative asset management funds in which the Company has an investment and, as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.

The following table presents information about the carrying value of the assets and liabilities of the VIEs which are consolidated by the Company and included on the consolidated statements of financial condition at March 31, 2019. The assets can only be used to settle the liabilities of the respective VIE, and the creditors of the VIEs do not have recourse to the general credit of the Company. One of these VIEs has $25.0 million of bank line financing available with an interest rate based on prime plus an applicable margin. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities are eliminated in consolidation.

Alternative Asset
(Dollars in thousands)	Management Funds
Assets:
Investments	$104,208
Other assets	511
Total assets	$104,719

Liabilities:
Other liabilities and accrued expenses	$2,079
Total liabilities	$2,079

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Nonconsolidated VIEs

The Company determined it is not the primary beneficiary of certain VIEs and accordingly does not consolidate them. These VIEs had net assets approximating $0.4 billion at March 31, 2019 and December 31, 2018. The Company's exposure to loss from these VIEs is $6.1 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at March 31, 2019. The Company had no liabilities related to these VIEs at March 31, 2019 and December 31, 2018, respectively. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of March 31, 2019.

Note 6 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Receivable from clearing organizations	$36,015	$223,987
Deposits with clearing organizations	3,606	230
Receivable from brokers and dealers	3,998	7,700
Other	3,391	3,361
Total receivables from brokers, dealers and clearing organizations	$47,010	$235,278

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Payable to clearing organizations	$5,128	$4,734
Payable to brokers and dealers	1,144	3,923
Total payables to brokers, dealers and clearing organizations	$6,272	$8,657

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

Note 7 Investments

The Company's investments include investments in private companies and partnerships and registered mutual funds.

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Investments at fair value	$144,280	$144,028
Investments at cost	1,513	1,512
Investments accounted for under the equity method	6,231	6,423
Total investments	152,024	151,963

Less investments attributable to noncontrolling interests (1)	(52,351)	(52,972)
	$99,673	$98,991

(1)	Noncontrolling interests are attributable to third party ownership in consolidated merchant banking and senior living funds.

At March 31, 2019, investments carried on a cost basis had an estimated fair market value of $1.5 million. Because valuation estimates were based upon management's judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

Note 8 Other Assets

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Fee receivables	$18,105	$23,120
Income tax receivables	12,661	—
Accrued interest receivables	3,585	4,240
Forgivable loans, net	7,288	7,568
Prepaid expenses	8,042	9,477
Other	7,301	7,332
Total other assets	$56,982	$51,737

Note 9 Short-Term Financing

The Company issues secured commercial paper to fund a portion of its securities inventory. The commercial paper notes ("CP Notes") can be issued with maturities of 27 days to 270 days from the date of issuance. The CP Notes are currently issued under two separate programs, CP Series A and CP Series II A, and are secured by different inventory classes. As of March 31, 2019, the weighted average maturity of outstanding CP Notes was 9 days. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin. CP Series II A includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain excess net capital of $100 million. The Company had CP Notes of $50.0 million outstanding at March 31, 2019 and December 31, 2018 with weighted average interest rates of 3.48% and 3.38%, respectively.

The Company has both committed and uncommitted short-term bank line financing available on a secured basis. The Company uses these credit facilities in the ordinary course of business to fund a portion of its daily operations and the amount borrowed under these credit facilities varies daily based on the Company's funding needs.

The Company's committed short-term bank line financing at March 31, 2019 consisted of a one-year $175 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2018. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 13, 2019. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At March 31, 2019, the Company had no advances against this line of credit.

The Company's uncommitted secured line at March 31, 2019 was $85 million and is dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. The availability of the Company's uncommitted line is subject to approval by the bank each time an advance is requested and may be denied. At March 31, 2019, the Company had no advances against this line of credit.

Note 10 Legal Contingencies

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations and regulatory proceedings. Reasonably possible losses in excess of amounts accrued at March 31, 2019 are not material. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

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

Note 11 Leases

The Company leases office space throughout the United States and in a limited number of foreign countries where the Company's international operations reside. Aggregate minimum lease commitments on an undiscounted basis for the Company’s operating leases (including short-term leases) as of March 31, 2019 are as follows:

(Dollars in thousands)
Remainder of 2019	$10,670
2020	13,876
2021	9,461
2022	8,064
2023	7,187
Thereafter	15,771
Total	$65,029

The weighted-average remaining lease term was 5.9 years at March 31, 2019.

For the three months ended March 31, 2019, the Company’s operating lease cost was $3.0 million, of which $0.2 million related to all short-term leases. The Company recorded sublease income of $0.4 million for the three months ended March 31, 2019.

Note 12 Shareholders' Equity

Share Repurchases

Effective September 30, 2017, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2019. During the three months ended March 31, 2019, the Company repurchased 501 shares at an average price of $64.80 per share related to this authorization. The Company has $102.8 million remaining under this authorization. No repurchases were made in conjunction with this authorization during the three months ended March 31, 2018.

The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. The Company purchased 563,284 shares and 187,860 shares, or $39.7 million and $16.8 million of the Company's common stock for these purposes during the three months ended March 31, 2019 and 2018, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 13. During the three months ended March 31, 2019 and 2018, the Company issued 1,035,360 shares and 574,594 shares, respectively, related to these obligations.

Dividends

The Company's dividend policy includes a quarterly and an annual special cash dividend, payable in the first quarter of each year, with the intention of returning a metric based on the Company's net income from the previous fiscal year.

During the three months ended March 31, 2019, the Company declared and paid both a quarterly and annual special cash dividend on its common stock of $0.375 and $1.01 per share, respectively, totaling $19.9 million.

On April 26, 2019, the board of directors declared a cash dividend of $0.375 per share to be paid on June 14, 2019, to shareholders of record as of the close of business on May 24, 2019.

Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders' proportionate share of the equity in merchant banking funds of $50.7 million and a senior living fund aggregating $1.7 million as of March 31, 2019. As of December 31, 2018, noncontrolling interests included the minority equity holders' proportionate share of the equity in merchant banking funds of $50.2 million and a senior living fund aggregating $2.8 million.

Ownership interests in entities held by parties other than the Company's common shareholders are presented as noncontrolling interests within shareholders' equity, separate from the Company's own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company's common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the three months ended March 31, 2019 and 2018, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 13 Compensation Plans

Stock-Based Compensation Plans

The Company maintains three stock-based compensation plans, the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (the "Incentive Plan"), the 2016 Employment Inducement Award Plan (the "Simmons Inducement Plan") and the 2019 Employment Inducement Award Plan (the "Weeden & Co. Inducement Plan"). The Company's equity awards are recognized on the consolidated statements of operations at grant date fair value over the service period of the award, less forfeitures.

The following table provides a summary of the Company's outstanding equity awards (in shares or units) as of March 31, 2019:

Incentive Plan
Restricted Stock
Annual grants	482,660
Sign-on grants	55,885
538,545
Simmons Inducement Plan
Restricted Stock	254,058

Total restricted stock outstanding	792,603

Incentive Plan
Restricted Stock Units
Leadership grants	218,022

Incentive Plan
Stock Options	81,667

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 8.2 million shares of common stock (0.7 million shares remained available for future issuance under the Incentive Plan as of March 31, 2019). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

Restricted Stock Awards

Restricted stock grants are valued at the market price of the Company's common stock on the date of grant and are amortized over the requisite service period. The Company grants shares of restricted stock to employees as part of year-end compensation ("Annual Grants") and upon initial hiring or as a retention award ("Sign-on Grants").

The Company's Annual Grants are made each year in February. Annual Grants vest ratably over three years in equal installments. The Annual Grants provide for continued vesting after termination of employment, so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreements entered into upon termination. The Company determined the service inception date precedes the grant date for the Annual Grants, and that the post-termination restrictions do not meet the criteria for an in-substance service condition, as defined by FASB Accounting Standards Codification Topic 718, "Compensation — Stock Compensation." Accordingly, restricted stock granted as part of the Annual Grants is expensed in the one-year period in which those awards are deemed to be earned, which is generally the calendar year preceding the February grant date. For example, the Company recognized compensation expense during fiscal 2018 for its February 2019 Annual Grant ("2019 Annual Grant"). If an equity award related to the Annual Grants is forfeited as a result of violating the post-termination restrictions, the lower of the fair value of the award at grant date or the fair value of the award at the date of forfeiture is recorded within the

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

consolidated statements of operations as a reversal of compensation expense.

Sign-on Grants are used as a recruiting tool for new employees and are issued to current employees as a retention tool. These awards have both cliff and ratable vesting terms, and the employees must fulfill service requirements in exchange for rights to the awards. Compensation expense is amortized on a straight-line basis from the grant date over the requisite service period, generally three to five years. Employees forfeit unvested shares upon termination of employment and a reversal of compensation expense is recorded.

Annually, the Company grants stock to its non-employee directors. The stock-based compensation paid to non-employee directors is fully expensed on the grant date and included within outside services expense on the consolidated statements of operations.

Restricted Stock Units

The Company grants restricted stock units to its leadership team ("Leadership Grants").

Leadership Grants Subsequent to 2016

Restricted stock units granted in each of the years subsequent to 2016 will vest and convert to shares of common stock at the end of each 36-month performance period only if the Company satisfies predetermined performance and/or market conditions over the performance period. Under the terms of these awards, the number of units that will actually vest and convert to shares will be based on the extent to which the Company achieves specified targets during each performance period. The maximum payout leverage under these grants is 150 percent.

Up to 75 percent of the award can be earned based on the Company achieving certain average adjusted return on equity targets, as defined in the terms of the award agreements. The fair value of this portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The probability that the performance condition will be achieved is reevaluated each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of March 31, 2019, the Company has determined that the probability of achieving the performance condition for each award is as follows:

Probability of Achieving
Grant Year	Performance Condition
2019	68%
2018	50%
2017	75%

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

	Risk-free	Expected Stock
Grant Year	Interest Rate	Price Volatility
2019	2.50%	31.9%
2018	2.40%	34.8%
2017	1.62%	35.9%

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

The compensation committee of the Company's board of directors included defined retirement provisions in its Leadership Grants, beginning with the February 2018 grant. Certain grantees meeting defined age and service requirements will be fully vested in the awards as long as performance and post-termination obligations are met throughout the performance period. These retirement-eligible grants are expensed in the period in which those awards are deemed to be earned, which is the calendar year preceding the February grant date. For example, the Company recognized compensation expense for retirement-eligible grantees in fiscal 2018 for its February 2019 Leadership Grant.

2016 Leadership Grant

Restricted stock units granted in 2016 contain market condition criteria and will vest and convert to shares of common stock at the end of the 36-month performance period only if the Company's stock performance satisfies predetermined market conditions over the performance period. Under the terms of the award, the number of units that will vest and convert to shares will be based on the Company's stock performance achieving specified targets during the performance period. Compensation expense is recognized over the 36-month performance period.

Up to 50 percent of the award can be earned based on the Company's total shareholder return relative to members of a predetermined peer group and up to 50 percent of the award can be earned based on the Company's total shareholder return. The fair value of the award on the grant date was determined using a Monte Carlo simulation with the following assumptions pursuant to the methodology above:

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Inducement Plans

The Company established the Simmons Inducement Plan in conjunction with the acquisition of Simmons & Company International ("Simmons"). The Company granted $11.6 million (286,776 shares) in restricted stock under the Simmons Inducement Plan on May 16, 2016. These shares cliff vest on May 16, 2019. Simmons Inducement Plan awards are amortized as compensation expense on a straight-line basis over the vesting period. Employees forfeit unvested Simmons Inducement Plan shares upon termination of employment and a reversal of compensation expense is recorded.

In the first quarter of 2019, the Company established the Weeden & Co. Inducement Plan in conjunction with the anticipated acquisition of Weeden & Co. L.P. The transaction is expected to close in the third quarter of 2019, subject to regulatory approvals and customary closing conditions. As of March 31, 2019, no shares have been issued under the Weeden & Co. Inducement Plan.

Stock-Based Compensation Activity

The following table summarizes the Company's stock-based compensation expense:

	Three Months Ended
	March 31,
(amounts in millions)	2019	2018
Stock-based compensation expense	$4.3	$8.9
Forfeitures	0.9	—
Tax benefit related to stock-based compensation expense	0.3	1.2

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2018	1,569,795	$53.80
Granted	261,253	74.40
Vested	(1,035,360)	48.55
Canceled	(3,085)	81.67
March 31, 2019	792,603	$67.34

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2018	194,251	$48.97
Granted	39,758	75.78
Vested	—	—
Canceled	(15,987)	45.79
March 31, 2019	218,022	$54.09

As of March 31, 2019, there was $4.7 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.1 years.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the Company's outstanding stock options:

Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2018	81,667	$99.00	9.1	$—
Granted	—	—
Exercised	—	—
Canceled	—	—
March 31, 2019	81,667	$99.00	8.9	$—

As of March 31, 2019, there was $1.6 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 3.9 years. There were no options exercised during the three months ended March 31, 2019.

Acquisition-related Compensation Arrangements

The Company entered into acquisition-related compensation arrangements with certain employees for retention and incentive purposes. Additional cash compensation was available to certain employees subject to exceeding an investment banking revenue threshold during the three year Simmons post-acquisition period, which ended on February 26, 2019. As of March 31, 2019, the Company had accrued $39.1 million related to this performance award plan, which is expected to be paid in August 2019. Amounts payable related to this performance award plan were recorded as compensation expense on the consolidated statements of operations over the requisite performance period of three years. The Company recorded $0.6 million as a reduction of compensation expense and $4.3 million was recorded as compensation expense for the three months ended March 31, 2019 and 2018, respectively.

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

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a portion of their compensation. In 2017, this plan was closed to future deferral elections by participants for performance periods beginning after December 31, 2017. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. Investments in the grantor trust, consisting of mutual funds, totaled $30.6 million and $31.2 million as of March 31, 2019 and December 31, 2018, respectively, and are included in investments on the consolidated statements of financial condition. The compensation deferred by the employees was expensed in the period earned. The deferred compensation liability was $31.0 million and $31.4 million as of March 31, 2019 and December 31, 2018, respectively. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 14 Earnings Per Share ("EPS")

The Company calculates earnings per share using the two-class method. Basic earnings per common share is computed by dividing net income applicable to Piper Jaffray Companies' common shareholders by the weighted average number of common shares outstanding for the period. Net income applicable to Piper Jaffray Companies' common shareholders represents net income applicable to Piper Jaffray Companies reduced by the allocation of earnings to participating securities. No allocation of undistributed earnings is made for periods in which a loss is incurred, or for periods in which cash dividends exceed net income resulting in an undistributed loss. Distributed earnings (e.g., dividends) are allocated to participating securities. Prior to the 2019 Annual Grant, all of the Company's unvested restricted shares are deemed to be participating securities as they are eligible to share in the profits (e.g., receive dividends) of the Company. The Company's unvested restricted stock units, as well as the 2019 Annual Grant, are not participating securities as they are not eligible to receive dividends, or the dividends are forfeitable until vested. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options, restricted stock units and non-participating restricted shares.

The computation of earnings per share is as follows:

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2019	2018
Net income applicable to Piper Jaffray Companies	$19,422	$10,603
Earnings allocated to participating securities (1)	(1,587)	(4,168)
Net income applicable to Piper Jaffray Companies' common shareholders (2)	$17,835	$6,435

Shares for basic and diluted calculations:
Average shares used in basic computation	13,204	13,096
Restricted stock units	205	286
Non-participating restricted shares	121	—
Average shares used in diluted computation (3)	13,530	13,382

Earnings per common share:
Basic	$1.35	$0.47
Diluted (3)	$1.32	$0.47

(1)
Represents the allocation of distributed and undistributed earnings to participating securities. No allocation of undistributed earnings is made for periods in which a loss is incurred, or for periods in which cash dividends exceed net income resulting in an undistributed loss. Distributed earnings (e.g., dividends) are allocated to participating securities. Participating securities include the Company's unvested restricted shares issued prior to the 2019 Annual Grant. The weighted average participating shares outstanding were 1,130,844 and 2,089,155 for the three months ended March 31, 2019 and 2018, respectively.

(2)
Net income applicable to Piper Jaffray Companies' common shareholders for diluted and basic EPS may differ under the two-class method as a result of adding the effect of the assumed exercise of stock options, restricted stock units and non-participating restricted shares to dilutive shares outstanding, which alters the ratio used to allocate earnings to Piper Jaffray Companies' common shareholders and participating securities for purposes of calculating diluted and basic EPS.

(3)
Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred, or for periods in which cash dividends exceed net income resulting in an undistributed loss. Common shares of 533,207 and 1,926,530 were excluded from diluted EPS at March 31, 2019 and 2018, respectively, as the Company had undistributed losses for these periods.

The anti-dilutive effects from stock options, restricted stock units and non-participating restricted shares were immaterial for the three months ended March 31, 2019 and 2018, respectively.

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

Reportable segment financial results are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018

Capital Markets
Investment banking
Advisory services	$114,879	$75,329
Financing
Equities	13,527	37,642
Debt	13,082	7,686
Total investment banking	141,488	120,657

Institutional sales and trading
Equities	15,714	18,006
Fixed income	23,669	16,334
Total institutional sales and trading	39,383	34,340

Management and performance fees	1,129	1,388

Investment income	629	3,298

Long-term financing expenses	(238)	(1,787)

Net revenues	182,391	157,896

Operating expenses (1)	158,453	148,860

Segment pre-tax operating income	$23,938	$9,036

Segment pre-tax operating margin	13.1%	5.7%

Continued on next page

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018

Asset Management
Management and performance fees
Management fees	$9,288	$11,193
Performance fees	1	8
Total management and performance fees	9,289	11,201

Investment income/(loss)	152	(35)

Net revenues	9,441	11,166

Operating expenses (1)	10,449	12,164

Segment pre-tax operating loss	$(1,008)	$(998)

Segment pre-tax operating margin	(10.7)%	(8.9)%

Total
Net revenues	$191,832	$169,062

Operating expenses (1)	168,902	161,024

Pre-tax operating income	$22,930	$8,038

Pre-tax operating margin	12.0%	4.8%
(1)Operating expenses include intangible asset amortization as set forth in the table below:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Capital Markets	$753	$1,214
Asset Management	1,359	1,401
Total intangible asset amortization	$2,112	$2,615

Reportable segment assets are as follows:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Capital Markets	$1,105,143	$1,273,147
Asset Management	64,510	72,122
Total assets	$1,169,653	$1,345,269

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

At March 31, 2019, net capital calculated under the SEC rule was $214.6 million, and exceeded the minimum net capital required under the SEC rule by $213.6 million.

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

Piper Jaffray Ltd., a broker dealer subsidiary registered in the United Kingdom, is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of March 31, 2019, Piper Jaffray Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Jaffray Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At March 31, 2019, Piper Jaffray Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Note 17 Income Taxes

The Company recorded income tax expense of $4.1 million for the three months ended March 31, 2019. Income tax expense was reduced by a tax benefit of $1.7 million for the three months ended March 31, 2019, related to stock-based compensation awards vesting at values greater than the grant price.

The Company recorded an income tax benefit of $2.6 million for the three months ended March 31, 2018. Income tax expense was reduced by a tax benefit of $5.0 million for the three months ended March 31, 2018, related to stock-based compensation awards vesting at values greater than the grant price.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and exhibits included elsewhere in this report. Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include, among other things, statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2018 and in our subsequent reports filed with the SEC. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "External Factors Impacting Our Business" as well as the factors identified under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as updated in our subsequent reports filed with the SEC and under "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q. These reports are available at our Web site at www.piperjaffray.com and at the SEC Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

Explanation of Non-GAAP Financial Measures

We have included financial measures that are not prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These non-GAAP financial measures include adjustments to exclude (1) revenues and expenses related to noncontrolling interests, (2) amortization of intangible assets related to acquisitions, (3) compensation and non-compensation expenses from acquisition-related agreements, (4) the impact from remeasuring deferred tax assets resulting from changes to the U.S. federal tax code and (5) the impact of the annual special cash dividend paid in the first quarter resulting in an undistributed loss on earnings per diluted common share. These adjustments affect the following financial measures: net revenues, compensation expenses, non-compensation expenses, income tax expense/(benefit), net income applicable to Piper Jaffray Companies, earnings per diluted common share, segment net revenues, segment operating expenses, segment pre-tax operating income/(loss) and segment pre-tax operating margin. Management believes that presenting these results and measures on an adjusted basis in conjunction with the corresponding U.S. GAAP measures provides the most meaningful basis for comparison of our operating results across periods, and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with U.S. GAAP.

Executive Overview

Our business principally consists of providing investment banking, institutional brokerage, asset management and related financial services to corporations, private equity groups, public entities, non-profit entities and institutional investors in the United States and Europe. We operate through two reportable business segments: Capital Markets and Asset Management. Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for a full description of our business, including our business strategy.

On February 25, 2019, we entered into a definitive agreement to acquire Weeden & Co. L.P. ("Weeden & Co."). Weeden & Co. is a broker dealer focused on providing institutional clients with premier global trading solutions, specializing in best execution through the use of high-touch and program trading capabilities. The transaction is expected to close early in the third quarter of 2019, subject to regulatory approvals and customary closing conditions.

Financial Highlights

	Three Months Ended
(Amounts in thousands, except per share data)	Mar. 31,	Mar. 31,	Percent
	2019	2018	Inc/(Dec)
U.S. GAAP
Net revenues	$191,832	$169,062	13.5%
Compensation and benefits	122,636	115,170	6.5
Non-compensation expenses	46,266	45,854	0.9
Net income applicable to Piper Jaffray Companies	19,422	10,603	83.2
Earnings per diluted common share	$1.32	$0.47	180.9%

Non-GAAP(1)
Adjusted net revenues	$191,419	$168,143	13.8%
Adjusted compensation and benefits	120,329	104,966	14.6
Adjusted non-compensation expenses	43,011	42,167	2.0
Adjusted net income applicable to Piper Jaffray Companies	23,070	21,322	8.2
Adjusted earnings per diluted common share	$1.57	$1.38	13.8%

For the three months ended March 31, 2019

•
Net revenues were up 13.5 percent from the year-ago period as higher advisory services revenues and improved performance in our fixed income institutional brokerage business were partially offset by lower equity financing revenues.

•
Compensation and benefits expenses increased 6.5 percent compared with the prior-year period due to higher compensation expenses resulting from increased revenues and profitability, partially offset by lower acquisition-related compensation costs.

•	Non-compensation expenses were up slightly compared to the year-ago period.

•
For the three months ended March 31, 2019 and 2018, we recorded a tax benefit of $1.7 million and $5.0 million, respectively, related to restricted stock vesting at values greater than the grant price. The tax benefit increased earnings per diluted common share by $0.13 in the first quarter of 2019, compared with $0.39 in the first quarter of 2018.

(1)	Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2019	2018
Net revenues:
Net revenues – U.S. GAAP basis	$191,832	$169,062
Adjustments:
Revenue related to noncontrolling interests	(413)	(919)
Adjusted net revenues	$191,419	$168,143

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$122,636	$115,170
Adjustments:
Compensation from acquisition-related agreements	(2,307)	(10,204)
Adjusted compensation and benefits	$120,329	$104,966

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$46,266	$45,854
Adjustments:
Non-compensation expenses related to noncontrolling interests	(1,029)	(903)
Amortization of intangible assets related to acquisitions	(2,112)	(2,615)
Non-compensation expenses from acquisition-related agreements	(114)	(169)
Adjusted non-compensation expenses	$43,011	$42,167

Net income applicable to Piper Jaffray Companies:
Net income applicable to Piper Jaffray Companies – U.S. GAAP basis	$19,422	$10,603
Adjustments:
Compensation from acquisition-related agreements	1,941	7,673
Amortization of intangible assets related to acquisitions	1,593	1,967
Non-compensation expenses from acquisition-related agreements	114	127
Impact of the Tax Cuts and Jobs Act legislation	—	952
Adjusted net income applicable to Piper Jaffray Companies	$23,070	$21,322

Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$1.32	$0.47
Adjustment for undistributed loss allocated to participating shares (2)	0.01	0.21
	1.33	0.68
Adjustments:
Compensation from acquisition-related agreements	0.13	0.50
Amortization of intangible assets related to acquisitions	0.11	0.13
Non-compensation expenses from acquisition-related agreements	0.01	0.01
Impact of the Tax Cuts and Jobs Act legislation	—	0.06
Adjusted earnings per diluted common share	$1.57	$1.38

(2)
Piper Jaffray Companies calculates earnings per common share using the two-class method, which requires the allocation of consolidated adjusted net income between common shareholders and participating security holders, which in the case of Piper Jaffray Companies, represents unvested stock with non-forfeitable dividend rights. No allocation of undistributed earnings is made for periods in which a loss is incurred, or for periods in which the special cash dividend exceeds adjusted net income resulting in an undistributed loss.

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

Outlook for the remainder of 2019

We believe that the U.S. economy will continue to grow at a moderate pace for the remainder of 2019. However, geopolitical and macroeconomic risks, such as uncertainties surrounding trade policy and global economic deceleration, present risks to this outlook. These risks and uncertainties may pose consequences for the global economy and inject periods of heightened volatility into the U.S. equity and debt markets.

U.S. monetary policy will continue to be a critical factor impacting the economy and financial markets. The U.S. Federal Reserve is projecting no interest rate increases in 2019 as the growth of economic activity has slowed and inflation has stagnated despite tight labor conditions. Going forward, we believe the U.S. Federal Reserve will be patient and flexible in adjusting short-term interest rates, balancing economic data and inflation readings.

Market conditions remain conducive to advisory engagements, especially in the U.S. middle market, our primary market. Advisory activity has been driven by solid economic growth domestically, ample financing availability, and secular changes in technology and innovation driving the need for strategic acquisitions and divestment activity. We believe our full year advisory pipeline remains strong and, consistent with prior years, will be more weighted to the second half of the year. Advisory services revenues for any given quarter are impacted by the timing and size of the deals closing, which can result in fluctuations in revenues period over period. Equity capital raising started 2019 slowly due to the extended federal government shut down and steep sell-off in the fourth quarter of 2018. Heading into the second quarter, market conditions have improved and are more conducive for equity capital raising, which should allow us to execute on our strong pipeline. If we experience sustained bouts of higher volatility or a material market correction, our advisory services and equity capital raising businesses may suffer.

Our equity brokerage business experienced secular changes in 2018 as the manner in which many market participants pay for trade execution and research services began to transition at a time when the overall fee pool was shrinking. Increasingly, market participants are executing trades through low-touch execution providers and paying separately for research services. This dynamic has introduced more seasonality to our equity brokerage business as we typically receive an increased level of payments for research in the second half of the year. In the first quarter, we announced the acquisition of Weeden & Co. The acquisition is expected to close early in the third quarter and add enhanced trade execution capabilities and scale to our equity brokerage business.

Interest rates remain relatively low by historical standards and the yield curve has flattened. We expect these conditions to persist and will likely slow customer flow activity for our fixed income institutional brokerage business. In our public finance business, municipal issuance levels started 2019 slower than anticipated, however, we expect volumes to improve to more normalized levels as the year progresses, which should benefit this business.

Asset management revenues will continue to be affected by valuations, investment performance and broad market trends. We also expect that active asset managers, ourselves included, will remain under pressure to create alpha for their clients and to maintain or grow AUM.

Results of Operations

Financial Summary for the three months ended March 31, 2019 and March 31, 2018

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	March 31,			March 31,
			2019
(Dollars in thousands)	2019	2018	v2018	2019	2018
Revenues:
Investment banking	$141,061	$120,841	16.7%	73.5%	71.5%
Institutional brokerage	34,954	27,645	26.4	18.2	16.4
Asset management	10,418	12,589	(17.2)	5.4	7.4
Interest	7,567	10,413	(27.3)	3.9	6.2
Investment income	475	2,912	(83.7)	0.2	1.7
Total revenues	194,475	174,400	11.5	101.4	103.2

Interest expense	2,643	5,338	(50.5)	1.4	3.2

Net revenues	191,832	169,062	13.5	100.0	100.0

Non-interest expenses:
Compensation and benefits	122,636	115,170	6.5	63.9	68.1
Outside services	9,142	8,939	2.3	4.8	5.3
Occupancy and equipment	8,750	8,578	2.0	4.6	5.1
Communications	8,630	8,626	—	4.5	5.1
Marketing and business development	7,395	7,299	1.3	3.9	4.3
Deal-related expenses	4,728	5,051	(6.4)	2.5	3.0
Trade execution and clearance	1,806	2,163	(16.5)	0.9	1.3
Intangible asset amortization	2,112	2,615	(19.2)	1.1	1.5
Other operating expenses	3,703	2,583	43.4	1.9	1.5
Total non-interest expenses	168,902	161,024	4.9	88.0	95.2

Income before income tax expense/(benefit)	22,930	8,038	185.3	12.0	4.8

Income tax expense/(benefit)	4,124	(2,581)	N/M	2.1	(1.5)

Net income	18,806	10,619	77.1	9.8	6.3

Net income/(loss) applicable to noncontrolling interests	(616)	16	N/M	(0.3)	—

Net income applicable to Piper Jaffray Companies	$19,422	$10,603	83.2%	10.1%	6.3%
N/M – Not meaningful

For the three months ended March 31, 2019, we recorded net income applicable to Piper Jaffray Companies of $19.4 million. Net revenues for the three months ended March 31, 2019 were $191.8 million, a 13.5 percent increase compared to $169.1 million in the year-ago period. In the first quarter of 2019, investment banking revenues were $141.1 million, up 16.7 percent compared with $120.8 million in the prior-year period, as higher advisory services and debt financing revenues were partially offset by lower equity financing revenues. For the three months ended March 31, 2019, institutional brokerage revenues increased 26.4 percent to $35.0 million, compared with $27.6 million in the first quarter of 2018, as higher fixed income institutional brokerage revenues were partially offset by lower equity institutional brokerage revenues. In the first quarter of 2019, asset management fees of $10.4 million were down 17.2 percent compared with $12.6 million in the first quarter of 2018 due to lower management fees from our master limited partnership ("MLP") and equity product offerings as we experienced client assets under management ("AUM") outflows and market depreciation during 2018. For the three months ended March 31, 2019, net interest income was $4.9 million, down slightly from $5.1 million in the prior-year period. We recorded investment income of $0.5 million in the first quarter of 2019, compared with $2.9 million in the prior-year period. Non-interest expenses were $168.9 million for the three months ended March 31, 2019, up 4.9 percent compared to $161.0 million in the prior-year period, due primarily to higher compensation expenses from increased revenues and improved profitability.

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

For the three months ended March 31, 2019, compensation and benefits expenses increased to $122.6 million, compared with $115.2 million in the corresponding period of 2018, due to higher net revenues and increased profitability. Compensation and benefits expenses as a percentage of net revenues was 63.9 percent in the first quarter of 2019, compared with 68.1 percent in the first quarter of 2018. The lower compensation ratio reflects decreased acquisition-related compensation driven by a decline in compensation expenses related to a Simmons & Company International ("Simmons") performance award plan implemented at the time of acquisition. The requisite service period for our remaining acquisition-related compensation arrangements ends in the second quarter of 2019.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses increased 2.3 percent to $9.1 million in the first quarter of 2019, compared with $8.9 million in the corresponding period of 2018. Excluding the portion of expenses from non-controlled equity interests in our consolidated alternative asset management funds, outside services expenses were flat.

Occupancy and Equipment – For the three months ended March 31, 2019, occupancy and equipment expenses increased slightly to $8.8 million, compared with $8.6 million for the three months ended March 31, 2018.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the three months ended March 31, 2019, communication expenses were flat at $8.6 million, compared with the three months ended March 31, 2018.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. For the three months ended March 31, 2019, marketing and business development expenses were $7.4 million, essentially flat compared to the corresponding period of 2018.

Deal-Related Expenses – Deal-related expenses include costs we incurred over the course of a completed investment banking deal, which primarily consist of legal fees, offering expenses, and travel and entertainment costs. For the three months ended March 31, 2019, deal-related expenses were $4.7 million, compared with $5.1 million for the three months ended March 31, 2018. The decrease in deal-related expenses corresponds with a decline in equity financing activity for the three months ended March 31, 2019. The amount of deal-related expenses will principally be dependent on the level of deal activity and may vary from period to period as the recognition of deal-related costs typically coincides with the closing of a transaction.

Trade Execution and Clearance – For the three months ended March 31, 2019, trade execution and clearance expenses were $1.8 million, compared with $2.2 million in the corresponding period of 2018. The decline in trade execution and clearance expenses was reflective of reduced trading volumes compared with the first quarter of 2018.

Intangible Asset Amortization – Intangible asset amortization includes the amortization of definite-lived intangible assets consisting of customer relationships and the Simmons trade name. For the three months ended March 31, 2019, intangible asset amortization was $2.1 million, compared with $2.6 million in the corresponding period of 2018.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses increased to $3.7 million in the first quarter of 2019, compared with $2.6 million in the first quarter of 2018. The increase was primarily due to higher expense related to our charitable giving program driven by our increased profitability.

Income Taxes – For the three months ended March 31, 2019, our provision for income taxes was $4.1 million, which included a $1.7 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of this benefit, our effective tax rate was 25.4 percent.

For the three months ended March 31, 2018, our benefit from income taxes was $2.6 million. In the first quarter of 2018, we recorded a $5.0 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. Additionally, pursuant to SEC Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act," we recorded an additional $1.0 million of income tax expense for the three months ended March 31, 2018. Excluding the impact of these two items, our effective tax rate was 18.5 percent due to the impact of tax-exempt interest income representing a larger portion of our pre-tax income.

In the second quarter of 2019, we estimate recording a tax benefit of approximately $3.6 million related to performance share units and Simmons Inducement Plan shares vesting at values greater than the grant price. See also Note 13, "Compensation Plans" in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further information on our compensation plans.

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

Capital Markets

The following table sets forth the Capital Markets adjusted segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Three Months Ended March 31,
	2019				2018
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$114,879	$—	$—	$114,879	$75,329	$—	$—	$75,329
Financing
Equities	13,527	—	—	13,527	37,642	—	—	37,642
Debt	13,082	—	—	13,082	7,686	—	—	7,686
Total investment banking	141,488	—	—	141,488	120,657	—	—	120,657

Institutional sales and trading
Equities	15,714	—	—	15,714	18,006	—	—	18,006
Fixed income	23,669	—	—	23,669	16,334	—	—	16,334
Total institutional sales and trading	39,383	—	—	39,383	34,340	—	—	34,340

Management and performance fees	1,129	—	—	1,129	1,388	—	—	1,388

Investment income	216	413	—	629	2,379	919	—	3,298

Long-term financing expenses	(238)	—	—	(238)	(1,787)	—	—	(1,787)

Net revenues	181,978	413	—	182,391	156,977	919	—	157,896

Operating expenses	154,250	1,029	3,174	158,453	136,370	903	11,587	148,860

Segment pre-tax operating income	$27,728	$(616)	$(3,174)	$23,938	$20,607	$16	$(11,587)	$9,036

Segment pre-tax operating margin	15.2%			13.1%	13.1%			5.7%

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
Other adjustments – The following table sets forth the items not included in adjusted segment pre-tax operating income and adjusted segment pre-tax operating margin for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Compensation from acquisition-related agreements	$2,307	$10,204
Amortization of intangible assets related to acquisitions	753	1,214
Non-compensation expenses from acquisition-related agreements	114	169
	$3,174	$11,587

Capital Markets net revenues on a U.S. GAAP basis were $182.4 million for the three months ended March 31, 2019, compared with $157.9 million in the prior-year period. For the three months ended March 31, 2019, adjusted net revenues were $182.0 million, compared with $157.0 million in the first quarter of 2018. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis.

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

In the first quarter of 2019, investment banking revenues increased 17.3 percent to $141.5 million, compared with $120.7 million in the corresponding period of the prior year. For the three months ended March 31, 2019, advisory services revenues were $114.9 million, up 52.5 percent compared to $75.3 million in the first quarter of 2018. We completed 35 transactions with an aggregate enterprise value of $11.9 billion in the first quarter of 2019, compared with 36 transactions with an aggregate enterprise value of $5.2 billion in the first quarter of 2018. Although the number of completed transactions was essentially flat year-over-year, the increase in revenues was driven by the closing of two larger deals. The uneven distribution of the number and size of deals results in revenue fluctuations from quarter to quarter. For the three months ended March 31, 2019, equity financing revenues were $13.5 million, down 64.1 percent compared with $37.6 million in the first quarter of 2018, driven by fewer completed transactions which was exacerbated by fewer bookrun deals. We completed 7 bookrun deals in the first quarter of 2019 compared with 17 bookrun deals in the year-ago period. Equity financing activity started slow in 2019 as the federal government shut down extended into late January 2019 and market participants were hesitant after the market volatility in the fourth quarter of 2018. During the first quarter of 2019, we completed 12 equity financings, raising $5.2 billion for our clients, compared with 25 equity financings, raising $4.5 billion for our clients in the comparable year-ago period. Debt financing revenues for the three months ended March 31, 2019 were $13.1 million, up 70.2 percent compared with $7.7 million in the historical slow year-ago period, which was impacted by federal tax reform. Municipal issuance volumes were up on a year-over-year basis, but remain low on a historical basis. During the first quarter of 2019, we completed 77 negotiated municipal issues with a total par value of $1.7 billion, compared with 59 negotiated municipal issues with a total par value of $1.6 billion during the prior-year period.

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

For the three months ended March 31, 2019, institutional brokerage revenues were $39.4 million, an increase of 14.7 percent compared with $34.3 million in the prior-year period, as higher fixed income institutional brokerage revenues were partially offset by lower equity institutional brokerage revenues. Equity institutional brokerage revenues were $15.7 million in the first quarter of 2019, down 12.7 percent compared with $18.0 million in the corresponding period of 2018. Although equity market indices were up in the first quarter of 2019, volatility and volumes were relatively subdued, which negatively impacted our performance. Additionally, revenues in the first quarter of 2018 were positively impacted by more block trade activity. For the three months ended March 31, 2019, fixed income institutional brokerage revenues were $23.7 million, up 44.9 percent compared with $16.3 million in the prior-year period, due to increased client activity at the start of the year and improved overall trading performance. Also, market conditions in this business improved significantly compared to the year-ago period, driven by strong returns in the municipal asset class. In the first quarter of 2018, industry returns for municipal bonds were the worst in nearly a decade.

Management and performance fees include the fees generated from our merchant banking, energy and senior living funds with outside investors. For the three months ended March 31, 2019, management and performance fees were $1.1 million, compared with $1.4 million in the prior-year period.

Investment income includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our merchant banking, energy and senior living funds. For the three months ended March 31, 2019, investment income was $0.6 million, compared with $3.3 million in the corresponding period of 2018. We recorded lower gains on our investments in the current period.

Long-term financing expenses primarily represent interest paid on our senior notes along with commitment fees on our lines of credit. We repaid our $125 million fixed rate senior notes upon maturity on October 9, 2018, and, as a result, we no longer have long-term financing expenses related to these notes.

Capital Markets segment pre-tax operating margin for the three months ended March 31, 2019 was 13.1 percent, compared with 5.7 percent for the corresponding period of 2018. The increase in segment pre-tax operating margin was driven by higher revenues and lower acquisition-related compensation. Adjusted segment pre-tax operating margin for the three months ended March 31, 2019 was 15.2 percent, compared with 13.1 percent for the corresponding period of 2018.

Asset Management

The following table sets forth the Asset Management segment financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income/(loss) and pre-tax operating margin for the periods presented:

	Three Months Ended March 31,
	2019				2018
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Management fees
MLP	$5,506	$—	$—	$5,506	$6,304	$—	$—	$6,304
Equity	3,782	—	—	3,782	4,889	—	—	4,889
Total management fees	9,288	—	—	9,288	11,193	—	—	11,193

Performance fees
MLP	—	—	—	—	—	—	—	—
Equity	1	—	—	1	8	—	—	8
Total performance fees	1	—	—	1	8	—	—	8

Total management and performance fees	9,289	—	—	9,289	11,201	—	—	11,201

Investment income/(loss)	152	—	—	152	(35)	—	—	(35)

Total net revenues	9,441	—	—	9,441	11,166	—	—	11,166

Operating expenses	9,090	—	1,359	10,449	10,763	—	1,401	12,164

Segment pre-tax operating income/(loss)	$351	$—	$(1,359)	$(1,008)	$403	$—	$(1,401)	$(998)

Segment pre-tax operating margin	3.7%			(10.7)%	3.6%			(8.9)%

(1)	Other Adjustments – Consists of amortization of acquisition-related intangible assets of $1.4 million for the three months ended March 31, 2019 and 2018, respectively.

Management and performance fee revenues comprise the revenues generated from management and investment advisory services performed for separately managed accounts, registered funds and partnerships. Client asset inflows and outflows and investment performance have a direct effect on management and performance fee revenues. Management fees are generally based on the level of AUM measured monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations or net client asset flows, will result in a corresponding increase or decrease in management fees. Fees vary with the type of assets managed and the vehicle in which they are managed. Performance fees are earned when the investment return on AUM exceeds certain benchmark targets or other performance targets over a specified measurement period. These performance fees are typically annual performance hurdles and recognized in the fourth quarter of the applicable year, or upon withdrawal of client assets. The level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in total AUM. At March 31, 2019, approximately five percent of our AUM was eligible to earn performance fees.

For the three months ended March 31, 2019, management fees were $9.3 million, a decrease of 17.0 percent, compared with $11.2 million in the prior-year period. Management fees declined for both our MLP and equity product offerings primarily due to lower average AUM, driven by net client outflows. Additionally, we experienced significant market depreciation at the end of 2018.

Investment income/(loss) includes gains and losses from our investments in registered funds and private funds or partnerships that we manage. We recorded investment income of $0.2 million for the three months ended March 31, 2019.

The negative segment pre-tax operating margin for the three months ended March 31, 2019 and 2018, respectively, was due to a pre-tax operating loss resulting from intangible amortization expense.

The following table summarizes the changes in our AUM for the periods presented:

			Twelve
	Three Months Ended		Months Ended
	March 31,		March 31,
(Dollars in millions)	2019	2018	2019
MLP
Beginning of period	$3,054	$3,790	$3,399
Net inflows/(outflows)	(147)	6	(347)
Net market appreciation/(depreciation)	535	(397)	390
End of period	$3,442	$3,399	$3,442

Equity
Beginning of period	$2,701	$3,556	$3,478
Net outflows	(135)	(47)	(608)
Net market appreciation/(depreciation)	303	(31)	(1)
End of period	$2,869	$3,478	$2,869

Total
Beginning of period	$5,755	$7,346	$6,877
Net outflows	(282)	(41)	(955)
Net market appreciation/(depreciation)	838	(428)	389
End of period	$6,311	$6,877	$6,311

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

See the "Critical Accounting Policies" section and Note 2, "Summary of Significant Accounting Policies" to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for further information on our critical accounting policies. See also Note 2, "Accounting Policies and Pronouncements" in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for changes to our significant accounting policies.

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

As part of our acquisition of Simmons, we entered into acquisition-related compensation arrangements with certain employees for retention and incentive purposes. Additional cash compensation was available to certain employees subject to exceeding an investment banking revenue threshold during the three year post-acquisition period, which ended on February 26, 2019. As of March 31, 2019, we had accrued $39.1 million related to this performance award plan, which is expected to be paid in August 2019. Additionally, as part of our definitive agreement to acquire Weeden & Co., we expect to pay approximately $24.5 million of the total consideration in cash upon closing, early in the third quarter of 2019. We expect these payments to be funded by cash flows generated from operations.
Our dividend policy is intended to return between 30 percent and 50 percent of our adjusted net income from the previous fiscal year to shareholders. This includes the payment of a quarterly and an annual special cash dividend, payable in the first quarter of each year. Our board of directors determines the declaration and payment of dividends on an annual and quarterly basis, and is free to change our dividend policy at any time.

Our board of directors declared the following dividends on shares of our common stock:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 1, 2018 (1)	$1.6200	February 26, 2018	March 15, 2018
February 1, 2018	$0.3750	February 26, 2018	March 15, 2018
April 27, 2018	$0.3750	May 25, 2018	June 15, 2018
July 27, 2018	$0.3750	August 24, 2018	September 14, 2018
October 26, 2018	$0.3750	November 28, 2018	December 14, 2018
February 1, 2019 (2)	$1.0100	February 25, 2019	March 15, 2019
February 1, 2019	$0.3750	February 25, 2019	March 15, 2019
April 26, 2019	$0.3750	May 24, 2019	June 14, 2019

(1)	Represents the annual special cash dividend based on our fiscal year 2017 results.

(2)	Represents the annual special cash dividend based on our fiscal year 2018 results.

Effective September 30, 2017, our board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2019. During the three months ended March 31, 2019, we repurchased 501 shares of our common stock at an average price of $64.80 per share related to this authorization. We have $102.8 million remaining under this authorization.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. During the first quarter of 2019, we purchased 563,284 shares or $39.7 million of our common stock for these purposes.

Leverage

The following table presents total assets, adjusted assets, total shareholders' equity and tangible shareholders' equity with the resulting leverage ratios as of:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Total assets	$1,169,653	$1,345,269
Deduct: Goodwill and intangible assets	(92,117)	(94,229)
Deduct: Right-of-use lease asset	(41,935)	—
Deduct: Assets from noncontrolling interests	(53,451)	(53,558)
Adjusted assets	$982,150	$1,197,482

Total shareholders' equity	$713,671	$730,416
Deduct: Goodwill and intangible assets	(92,117)	(94,229)
Deduct: Noncontrolling interests	(52,351)	(52,972)
Tangible common shareholders' equity	$569,203	$583,215

Leverage ratio (1)	1.6	1.8

Adjusted leverage ratio (2)	1.7	2.1

(1)	Leverage ratio equals total assets divided by total shareholders' equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders' equity.

Adjusted assets and tangible common shareholders' equity are non-GAAP financial measures. Goodwill and intangible assets are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets which can be deployed in a liquid manner. The right-of-use lease asset is also subtracted from total assets in determining adjusted assets as it is not an operating asset that can be deployed in a liquid manner. Amounts attributed to noncontrolling interests are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as they represent assets and equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies.

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

Our day-to-day funding and liquidity is obtained primarily through the use of our clearing arrangement with Pershing LLC ("Pershing"), commercial paper issuance, prime broker agreements, and bank lines of credit, and is typically collateralized by our securities inventory. These funding sources are critical to our ability to finance and hold inventory, which is a necessary part of our institutional brokerage business. The majority of our inventory is liquid and is therefore funded by short-term facilities. Certain of these short-term facilities (i.e., committed line and commercial paper) have been established to mitigate changes in the liquidity of our inventory based on changing market conditions. In the case of our committed line, it is available to us regardless of changes in market liquidity conditions through the end of its term, although there may be limitations on the type of securities available to pledge. Our commercial paper program helps mitigate changes in market liquidity conditions given it is not an overnight facility, but provides funding with a term of 27 to 270 days. Our funding sources are also dependent on the types of inventory that our counterparties are willing to accept as collateral and the number of counterparties available. Funding is generally obtained at rates based upon the federal funds rate or the London Interbank Offer Rate.

Pershing Clearing Arrangement – We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, the majority of our securities inventories and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our clearing arrangement activities are recorded net from trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Jaffray & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. At March 31, 2019, we had $169.5 million of financing outstanding under this arrangement.

Commercial Paper Program – Piper Jaffray & Co. issues secured commercial paper to fund a portion of its securities inventory. This commercial paper is currently issued under two separate programs, CP Series A and CP Series II A, and is secured by different inventory classes, which is reflected in the interest rate paid on the respective program. The programs can issue commercial paper with maturities of 27 to 270 days. CP Series II A includes a covenant that requires Piper Jaffray & Co. to maintain excess net capital of $100 million. The following table provides information about our commercial paper programs at March 31, 2019:

(Dollars in millions)	CP Series A	CP Series II A
Maximum amount that may be issued	$300.0	$200.0
Amount outstanding	—	50.0

Weighted average maturity, in days	—	9
Weighted average maturity at issuance, in days	—	29

Prime Broker Arrangements – We have established an overnight financing arrangement with a broker dealer related to our convertible securities inventories. Financing under this arrangement is secured primarily by convertible securities and collateral limitations could reduce the amount of funding available. The funding is at the discretion of the prime broker and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers and clearing organizations, net of trading activity. At March 31, 2019, we had $101.8 million of financing outstanding under this prime broker arrangement.

Additionally, we previously established an arrangement to obtain overnight financing with another prime broker related to certain strategic trading activities in municipal securities. We completed the liquidation of the municipal securities inventories associated with these strategic trading activities in the third quarter of 2018, and closed this prime broker arrangement as we no longer needed the funding source.

Committed Lines – Our committed line is a one-year $175 million revolving secured credit facility. We may use this credit facility in the ordinary course of business to fund a portion of our daily operations. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co. to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 13, 2019. This credit facility has been in place since 2008 and we renewed the facility for another one-year term in the fourth quarter of 2018. At March 31, 2019, we had no advances against this line of credit.

Uncommitted Line – We use this uncommitted line in the ordinary course of business to fund a portion of our daily operations, and the amount borrowed under our uncommitted line varies daily based on our funding needs. Our $85 million uncommitted secured line is dependent on having appropriate collateral, as determined by the bank agreement, to secure an advance under the line. Collateral limitations could reduce the amount of funding available under this secured line. Our uncommitted line is discretionary and is not a commitment by the bank to provide an advance under the line. More specifically, the line is subject to approval by the bank each time an advance is requested and advances may be denied, which may be particularly true during times of market stress or market perceptions of our exposures. We manage our relationship with the bank that provides this uncommitted facility in order to have appropriate levels of funding for our business. At March 31, 2019, we had no advances against this line of credit.

The following tables present the average balances outstanding for our various funding sources by quarter for 2019 and 2018, respectively.

	Average Balance for the Three Months Ended
(Dollars in millions)	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018
Funding source:
Pershing clearing arrangement	$82.1	$79.6	$3.0	$90.0	$47.1
Commercial paper	50.0	50.0	50.0	50.0	50.0
Prime broker arrangements	106.4	85.2	112.7	218.8	336.5
Total	$238.5	$214.8	$165.7	$358.8	$433.6

The average funding in the first quarter of 2019 declined compared to the corresponding period of 2018 due to significantly lower inventory balances at March 31, 2019. We previously financed a portion of our municipal securities inventories associated with certain strategic trading activities through one of our prime broker arrangements. As previously discussed, we closed this prime broker arrangement in the third quarter of 2018.

The following table presents the maximum daily funding amount by quarter for 2019 and 2018, respectively.

(Dollars in millions)	2019	2018
First Quarter	$362.7	$613.1
Second Quarter		$505.0
Third Quarter		$263.5
Fourth Quarter		$312.3

Contractual Obligations

Our contractual obligations have not materially changed from those reported in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

New Leases Guidance

As discussed in Note 2 to our unaudited consolidated financial statements, we adopted new accounting guidance related to leases effective as of January 1, 2019. The guidance requires lessees to recognize a right-of-use ("ROU") lease asset and lease liability on the consolidated statements of financial condition for all leases with a term greater than 12 months. Upon adoption, we recognized a ROU lease asset of approximately $44.0 million and a lease liability of approximately $59.0 million. The difference between the ROU lease asset and lease liability is due to lease incentives. The new guidance has not impacted Piper Jaffray & Co.'s net capital position.

Capital Requirements

As a registered broker dealer and member firm of the Financial Industry Regulatory Authority, Inc. ("FINRA"), Piper Jaffray & Co., our U.S. broker dealer subsidiary, is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At March 31, 2019, our net capital under the SEC's uniform net capital rule was $214.6 million, and exceeded the minimum net capital required under the SEC rule by $213.6 million.

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

At March 31, 2019, Piper Jaffray Ltd., our broker dealer subsidiary registered in the United Kingdom, was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Jaffray Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At March 31, 2019, Piper Jaffray Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Trade Commission.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2022	2024		March 31,	December 31,
(Dollars in thousands)	2019	2020	2021	- 2023	- 2025	Later	2019	2018
Customer matched-book derivative contracts (1) (2)	$31,050	$21,390	$10,280	$125,660	$103,030	$2,016,749	$2,308,159	$2,532,966
Trading securities derivative contracts (2)	214,850	10,000	—	—	5,000	9,375	239,225	262,275
Investment commitments (3)	—	—	—	—	—	—	77,955	77,984

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $176.5 million at March 31, 2019) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At March 31, 2019, we had $16.9 million of credit exposure with these counterparties, including $13.9 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At March 31, 2019 and December 31, 2018, the net fair value of these derivative contracts approximated $10.9 million and $12.5 million, respectively.

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

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Interest Rate Risk	$275	$370
Equity Price Risk	55	49
Diversification Effect (1)	(40)	(40)
Total Value-at-Risk	$290	$379

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

The aggregate VaR as of March 31, 2019 was lower than the reported VaR on December 31, 2018. The decrease in VaR was due to our mix of inventory compared to the end of 2018.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average VaR calculated for each component of market risk during the three months ended March 31, 2019 and the year ended December 31, 2018, respectively.

(Dollars in thousands)	High	Low	Average
For the Three Months Ended March 31, 2019
Interest Rate Risk	$469	$181	$293
Equity Price Risk	57	43	48
Diversification Effect (1)			(36)
Total Value-at-Risk	$480	$194	$305

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2018
Interest Rate Risk	$1,084	$268	$631
Equity Price Risk	91	21	54
Diversification Effect (1)			(40)
Total Value-at-Risk	$1,101	$277	$645

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

Trading losses exceeded our one-day VaR on three occasions during the first quarter of 2019.

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

We have concentrated counterparty credit exposure with five non-publicly rated entities totaling $16.9 million at March 31, 2019. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represents 82.3 percent, or $13.9 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

We operate under a fully disclosed clearing model for all of our clearing operations. In a fully disclosed clearing model, we act as an introducing broker for client transactions and rely on Pershing, our clearing broker dealer, to facilitate clearance and settlement of our clients' securities transactions. The clearing services provided by Pershing are critical to our business operations, and similar to other services performed by third party vendors, any failure by Pershing with respect to the services we rely upon Pershing to provide could cause financial loss, significantly disrupt our business, damage our reputation, and adversely affect our ability to serve our clients and manage our exposure to risk.

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

During the first quarter of our fiscal year ending December 31, 2019, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The discussion of our business and operations should be read together with the legal proceedings contained in Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 1A.    RISK FACTORS.

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2019.

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares Yet to be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(January 1, 2019 to January 31, 2019)	501	$64.80	501	$103	million
Month #2
(February 1, 2019 to February 28, 2019)	563,284	$70.47	—	$103	million
Month #3
(March 1, 2019 to March 31, 2019)	—	$—	—	$103	million
Total	563,785	$70.47	501	$103	million

(1)	Effective September 30, 2017, our board of directors authorized the repurchase of up to $150.0 million of common stock through September 30, 2019.

ITEM 6.    EXHIBITS.

Exhibit Index
Exhibit		Method
Number	Description	of Filing

10.1	Piper Jaffray Companies 2019 Employment Inducement Award Plan.†	(1)
10.2	Form of Restricted Stock Agreement for grants under the Piper Jaffray Companies 2019 Employment Inducement Award Plan.†	(2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Filed herewith
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition as of March 31, 2019 and December 31, 2018, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 and (vi) the notes to the Consolidated Financial Statements.
Filed herewith

_________________

(1)	Filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 13, 2019, and incorporated herein by reference.

(2)	Filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 13, 2019, and incorporated herein by reference.

†	This exhibit is a management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIPER JAFFRAY COMPANIES

Date:	May 8, 2019	By	/s/ Chad R. Abraham
		Its	Chief Executive Officer

Date:	May 8, 2019	By	/s/ Timothy L. Carter
		Its	Chief Financial Officer