Form 10-Q
period 2019-06-30
PIPER JAFFRAY COMPANIES
filed 2019-08-02
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File No. 001-31720
PIPER JAFFRAY COMPANIES
(Exact Name of Registrant as specified in its Charter)

Delaware				30-0168701
(State or Other Jurisdiction of Incorporation or Organization)				(IRS Employer Identification No.)
800 Nicollet Mall, Suite 1000
Minneapolis	,	Minnesota		55402
(Address of Principal Executive Offices)				(Zip Code)
(612)			303-6000
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, par value $0.01 per share	PJC	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes  ☐ No  ☑

As of July 26, 2019, the registrant had 14,203,450 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.
Piper Jaffray Companies
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2019	2018
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$23,436	$50,364
Receivables from brokers, dealers and clearing organizations	98,599	235,278

Financial instruments and other inventory positions owned	362,443	479,795
Financial instruments and other inventory positions owned and pledged as collateral	223,581	147,427
Total financial instruments and other inventory positions owned	586,024	627,222

Fixed assets (net of accumulated depreciation and amortization of $63,511 and $58,927, respectively)	30,817	32,300
Goodwill	81,855	81,855
Intangible assets (net of accumulated amortization of $38,072 and $36,566, respectively)	2,778	4,284
Investments	175,472	151,886
Net deferred income tax assets	62,647	72,996
Right-of-use lease asset	42,027	—
Other assets	69,415	46,443
Assets held for sale	32,972	42,641
Total assets	$1,206,042	$1,345,269

Liabilities and Shareholders' Equity
Short-term financing	$49,962	$49,953
Payables to brokers, dealers and clearing organizations	1,594	8,657
Financial instruments and other inventory positions sold, but not yet purchased	147,523	177,427
Accrued compensation	187,951	323,588
Accrued lease liability	56,025	—
Other liabilities and accrued expenses	32,722	45,016
Liabilities held for sale	4,480	10,212
Total liabilities	480,257	614,853

Shareholders' equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at June 30, 2019 and December 31, 2018;
Shares issued: 19,523,606 at June 30, 2019 and 19,518,044 at December 31, 2018;
Shares outstanding: 13,705,315 at June 30, 2019 and 12,995,397 at December 31, 2018	195	195
Additional paid-in capital	756,263	796,363
Retained earnings	187,182	182,552
Less common stock held in treasury, at cost: 5,818,291 shares at June 30, 2019 and 6,522,647 shares at December 31, 2018	(284,699)	(300,268)
Accumulated other comprehensive loss	(1,284)	(1,398)
Total common shareholders' equity	657,657	677,444

Noncontrolling interests	68,128	52,972
Total shareholders' equity	725,785	730,416

Total liabilities and shareholders' equity	$1,206,042	$1,345,269

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2019	2018	2019	2018

Revenues:
Investment banking	$118,739	$123,904	$259,800	$244,745
Institutional brokerage	32,204	33,135	67,169	60,829
Interest	6,863	8,178	14,430	18,591
Investment income	17,605	2,243	19,197	6,495

Total revenues	175,411	167,460	360,596	330,660

Interest expense	2,993	5,099	5,636	10,437

Net revenues	172,418	162,361	354,960	320,223

Non-interest expenses:
Compensation and benefits	102,476	109,256	219,603	217,623
Outside services	8,451	9,632	17,022	17,702
Occupancy and equipment	8,425	8,562	16,774	16,762
Communications	6,849	7,250	14,714	15,040
Marketing and business development	8,089	7,005	14,827	13,416
Deal-related expenses	6,725	6,166	11,453	11,217
Trade execution and clearance	1,017	2,028	2,823	4,191
Restructuring and integration costs	6,395	3,498	6,395	3,498
Intangible asset amortization	753	1,215	1,506	2,429
Other operating expenses	2,313	2,862	5,781	5,336

Total non-interest expenses	151,493	157,474	310,898	307,214

Income from continuing operations before income tax expense/(benefit)	20,925	4,887	44,062	13,009

Income tax expense/(benefit)	(180)	559	4,012	(1,953)

Income from continuing operations	21,105	4,328	40,050	14,962

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	(2,166)	364	(2,305)	349

Net income	18,939	4,692	37,745	15,311

Net income/(loss) applicable to noncontrolling interests	8,550	(1,534)	7,934	(1,518)

Net income applicable to Piper Jaffray Companies	$10,389	$6,226	$29,811	$16,829

Net income applicable to Piper Jaffray Companies' common shareholders	$10,151	$5,522	$27,887	$12,195

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Operations – Continued
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2019	2018	2019	2018

Amounts applicable to Piper Jaffray Companies
Net income from continuing operations	$12,555	$5,862	$32,116	$16,480
Net income/(loss) from discontinued operations	(2,166)	364	(2,305)	349
Net income applicable to Piper Jaffray Companies	$10,389	$6,226	$29,811	$16,829

Earnings per basic common share
Income from continuing operations	$0.90	$0.40	$2.24	$0.88
Income/(loss) from discontinued operations	(0.15)	0.03	(0.16)	0.03
Earnings per basic common share	$0.75	$0.43	$2.08	$0.91

Earnings per diluted common share
Income from continuing operations	$0.87	$0.40	$2.18	$0.91
Income/(loss) from discontinued operations	(0.15)	0.03	(0.16)	0.03
Earnings per diluted common share	$0.72	$0.43	$2.02	$0.94

Dividends declared per common share	$0.38	$0.38	$1.76	$2.37

Weighted average number of common shares outstanding
Basic	13,588	13,303	13,397	13,200
Diluted	14,024	13,438	13,778	13,411

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2019	2018	2019	2018
Net income	$18,939	$4,692	$37,745	$15,311

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(101)	(397)	114	132

Comprehensive income	18,838	4,295	37,859	15,443

Comprehensive income/(loss) applicable to noncontrolling interests	8,550	(1,534)	7,934	(1,518)

Comprehensive income applicable to Piper Jaffray Companies	$10,288	$5,829	$29,925	$16,961

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Loss	Equity	Interests	Equity

Balance at December 31, 2018	12,995,397	$195	$796,363	$182,552	$(300,268)	$(1,398)	$677,444	$52,972	$730,416

Net income/(loss)	—	—	—	19,422	—	—	19,422	(616)	18,806
Dividends	—	—	—	(19,947)	—	—	(19,947)	—	(19,947)
Amortization/issuance of restricted stock	—	—	23,826	—	—	—	23,826	—	23,826
Repurchase of common stock through share repurchase program	(501)	—	—	—	(32)	—	(32)	—	(32)
Issuance of treasury shares for restricted stock vestings	1,035,360	—	(48,092)	—	48,092	—	—	—	—
Repurchase of common stock from employees	(563,284)	—	—	—	(39,695)	—	(39,695)	—	(39,695)
Shares reserved/issued for director compensation	1,263	—	87	—	—	—	87	—	87
Other comprehensive income	—	—	—	—	—	215	215	—	215
Fund capital distributions, net	—	—	—	—	—	—	—	(5)	(5)
Balance at March 31, 2019	13,468,235	$195	$772,184	$182,027	$(291,903)	$(1,183)	$661,320	$52,351	$713,671

Net income	—	—	—	10,389	—	—	10,389	8,550	18,939
Dividends	—	—	—	(5,234)	—	—	(5,234)	—	(5,234)
Amortization/issuance of restricted stock	—	—	1,448	—	—	—	1,448	—	1,448
Issuance of treasury shares for restricted stock vestings	365,908	—	(17,703)	—	17,703	—	—	—	—
Repurchase of common stock from employees	(133,127)	—	—	—	(10,499)	—	(10,499)	—	(10,499)
Shares reserved/issued for director compensation	4,299	—	334	—	—	—	334	—	334
Other comprehensive loss	—	—	—	—	—	(101)	(101)	—	(101)
Fund capital contributions, net	—	—	—	—	—	—	—	7,227	7,227
Balance at June 30, 2019	13,705,315	$195	$756,263	$187,182	$(284,699)	$(1,284)	$657,657	$68,128	$725,785

Piper Jaffray Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Loss	Equity	Interests	Equity

Balance at December 31, 2017	12,911,149	$195	$791,970	$176,270	$(273,824)	$(1,279)	$693,332	$47,903	$741,235

Net income	—	—	—	10,603	—	—	10,603	16	10,619
Dividends	—	—	—	(30,575)	—	—	(30,575)	—	(30,575)
Amortization/issuance of restricted stock	—	—	34,416	—	—	—	34,416	—	34,416
Issuance of treasury shares for restricted stock vestings	574,594	—	(23,901)	—	23,901	—	—	—	—
Repurchase of common stock from employees	(187,860)	—	—	—	(16,797)	—	(16,797)	—	(16,797)
Shares reserved/issued for director compensation	942	—	81	—	—	—	81	—	81
Other comprehensive income	—	—	—	—	—	529	529	—	529
Cumulative effect upon adoption of new accounting standard, net of tax	—	—	—	(3,597)	—	—	(3,597)	—	(3,597)
Fund capital distributions, net	—	—	—	—	—	—	—	(904)	(904)
Balance at March 31, 2018	13,298,825	$195	$802,566	$152,701	$(266,720)	$(750)	$687,992	$47,015	$735,007

Net income/(loss)	—	—	—	6,226	—	—	6,226	(1,534)	4,692
Dividends	—	—	—	(5,520)	—	—	(5,520)	—	(5,520)
Amortization/issuance of restricted stock	—	—	5,127	—	—	—	5,127	—	5,127
Repurchase of common stock through share repurchase program	(56,714)	—	—	—	(3,938)	—	(3,938)	—	(3,938)
Issuance of treasury shares for restricted stock vestings	143,907	—	(6,224)	—	6,224	—	—	—	—
Repurchase of common stock from employees	(54,346)	—	—	—	(4,179)	—	(4,179)	—	(4,179)
Shares reserved/issued for director compensation	2,717	—	213	—	—	—	213	—	213
Other comprehensive loss	—	—	—	—	—	(397)	(397)	—	(397)
Fund capital contributions, net	—	—	—	—	—	—	—	6,195	6,195
Balance at June 30, 2018	13,334,389	$195	$801,682	$153,407	$(268,613)	$(1,147)	$685,524	$51,676	$737,200

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2019	2018

Operating Activities:
Net income	$37,745	$15,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	4,686	4,074
Deferred income taxes	15,055	2,428
Stock-based compensation	10,912	19,227
Amortization of intangible assets	6,971	5,230
Amortization of forgivable loans	1,607	2,486
Decrease/(increase) in operating assets:
Receivables from brokers, dealers and clearing organizations	136,679	(74,237)
Net financial instruments and other inventory positions owned	11,294	541,543
Investments	(23,586)	20,463
Other assets	(24,695)	(25,347)
Increase/(decrease) in operating liabilities:
Payables to brokers, dealers and clearing organizations	(7,063)	(14,135)
Accrued compensation	(120,728)	(191,388)
Other liabilities and accrued expenses	1,763	(8,126)
Decrease/(increase) in assets held for sale	(674)	251
Decrease in liabilities held for sale	(5,732)	(5,152)

Net cash provided by operating activities	44,234	292,628

Investing Activities:
Purchases of fixed assets, net	(3,126)	(6,230)

Net cash used in investing activities	(3,126)	(6,230)

Financing Activities:
Increase/(decrease) in short-term financing	9	(238,231)
Payment of cash dividend	(25,181)	(35,991)
Increase in noncontrolling interests	7,222	5,291
Repurchase of common stock	(50,226)	(24,914)

Net cash used in financing activities	(68,176)	(293,845)

Currency adjustment:
Effect of exchange rate changes on cash	140	(321)

Net decrease in cash and cash equivalents	(26,928)	(7,768)

Cash and cash equivalents at beginning of period	50,364	33,793

Cash and cash equivalents at end of period	$23,436	$26,025

Supplemental disclosure of cash flow information –
Cash paid during the period for:
Interest	$5,727	$10,302
Income taxes	$7,969	$14,742

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

Piper Jaffray Companies and its subsidiaries (collectively, the "Company") operate in one reporting segment providing investment banking and institutional securities services (collectively, "Capital Markets"). The Company's Capital Markets business provides investment banking services and institutional sales, trading and research services. Investment banking services include financial advisory services, management of and participation in underwritings and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Also, the Company generates revenue through strategic trading and investing activities, which focus on investments in municipal bonds, U.S. government agency securities, and merchant banking activities involving equity investments in late stage private companies. The Company has created alternative asset management funds in merchant banking, energy and senior living in order to invest firm capital and to manage capital from outside investors. The Company receives management and performance fees for managing these funds.

As discussed in Note 3, the Company's ARI subsidiary is being held for sale as of June 30, 2019. ARI's results were previously reported in the Company's Asset Management segment, which provided traditional asset management services with product offerings in master limited partnerships and equity securities.

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

The discount rate used to determine the present value of the remaining lease payments reflects the Company’s incremental borrowing rate, which is the rate the Company would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment. In calculating its discount rates, the Company took into consideration a current financing arrangement that is on a secured (i.e., collateralized) basis, as well as market interest rates and spreads, other reference points, and the respective tenors of the Company’s designated lease term ranges. The Company applied the portfolio approach in determining the discount rates for its leases. The weighted-average discount rate was 4.0 percent at June 30, 2019.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The Company adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective approach and applied the package of practical expedients in transitioning to the new guidance. Electing the package of practical expedients allowed the Company to carryforward its prior conclusions on lease definition, lease classification and initial direct costs related to the existing leases as of the adoption date. Also, the Company has elected the practical expedient to not separate lease components from nonlease components.

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

Note 3 Discontinued Operations
The Company's traditional asset management subsidiary, ARI, is classified as held for sale as of June 30, 2019. On May 29, 2019, the Company reached a definitive agreement to sell its master limited partnerships and energy infrastructure strategies business to Tortoise Capital Advisors. Additionally, the Company has entered into a separate agreement, dated June 11, 2019, to sell its remaining equity strategies business to an existing management team. The transactions are subject to certain closing conditions, including client consents.

ARI's results, previously reported in the Asset Management segment, have been presented as discontinued operations for all periods presented and the related assets and liabilities have been classified as held for sale. The disposal group consisted of:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Net deferred income tax assets	$24,155	$28,861
Fee receivables	4,408	4,128
Intangible assets	2,626	8,090
Other assets	1,783	1,562
Total assets held for sale	$32,972	$42,641

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Accrued compensation	$3,849	$9,934
Other liabilities	631	278
Total liabilities held for sale	$4,480	$10,212

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The components of discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Net revenues	$9,317	$11,121	$18,607	$22,320

Operating expenses	7,382	9,077	15,521	18,959
Intangible asset amortization and impairment (1)	4,106	1,400	5,465	2,801
Restructuring costs	696	272	696	272
Total non-interest expenses	12,184	10,749	21,682	22,032

Income/(loss) from discontinued operations before income tax expense/(benefit)	(2,867)	372	(3,075)	288

Income tax expense/(benefit)	(701)	8	(770)	(61)

Income/(loss) from discontinued operations, net of tax	$(2,166)	$364	$(2,305)	$349

(1)	Includes $2.9 million of intangible asset impairment related to the ARI trade name for the three and six months ended June 30, 2019, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 4 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$15,385	$1,458
Convertible securities	91,633	92,485
Fixed income securities	16,392	31,906
Municipal securities:
Taxable securities	20,332	38,711
Tax-exempt securities	240,459	268,804
Short-term securities	60,568	52,472
Mortgage-backed securities	971	15
U.S. government agency securities	116,173	123,384
U.S. government securities	4,808	954
Derivative contracts	19,303	17,033
Total financial instruments and other inventory positions owned	$586,024	$627,222

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$46,982	$82,082
Fixed income securities	19,842	20,180
U.S. government agency securities	3,801	10,257
U.S. government securities	69,817	60,365
Derivative contracts	7,081	4,543
Total financial instruments and other inventory positions sold, but not yet purchased	$147,523	$177,427

At June 30, 2019 and December 31, 2018, financial instruments and other inventory positions owned in the amount of $223.6 million and $147.4 million, respectively, had been pledged as collateral for short-term financings.

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

	June 30, 2019			December 31, 2018
(Dollars in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$213,847	$202,579	$2,288,739	$181,199	$169,950	$2,532,966
Trading securities	—	4,688	285,675	408	4,202	262,275
	$213,847	$207,267	$2,574,414	$181,607	$174,152	$2,795,241

(1)	Derivative assets are included within financial instruments and other inventory positions owned on the consolidated statements of financial condition.

(2)	Derivative liabilities are included within financial instruments and other inventory positions sold, but not yet purchased on the consolidated statements of financial condition.

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

		Three Months Ended		Six Months Ended
(Dollars in thousands)		June 30,		June 30,
Derivative Category	Operations Category	2019	2018	2019	2018
Interest rate derivative contract	Investment banking	$186	$(471)	$(431)	$(1,266)
Interest rate derivative contract	Institutional brokerage	(196)	(830)	(445)	4,232
		$(10)	$(1,301)	$(876)	$2,966

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company's derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of June 30, 2019, the Company had $18.3 million of uncollateralized credit exposure with these counterparties (notional contract amount of $175.4 million), including $16.0 million of uncollateralized credit exposure with one counterparty.

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

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking and other investments at inception to reflect economic events in earnings on a timely basis. Merchant banking and other equity investments of $2.4 million and $3.0 million, included within investments

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets at June 30, 2019 and December 31, 2018, respectively. The realized and unrealized net impact from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were losses of $0.3 million and gains of $1.1 million for the six months ended June 30, 2019 and 2018, respectively.

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of June 30, 2019:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets:
Investments at fair value:
Equity securities in private companies	Market approach	Revenue multiple (2)	2 - 5 times	4.5 times
		EBITDA multiple (2)	11 - 20 times	15.7 times

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (3)	3 - 16 bps	12.5 bps
Uncertainty of fair value measurements:

(1)	Unobservable inputs were weighted by the relative fair value of the financial instruments.
(2) Significant increase/(decrease) in the unobservable input in isolation would have resulted in a significantly higher/(lower) fair value measurement.
(3) Significant increase/(decrease) in the unobservable input in isolation would have resulted in a significantly lower/(higher) fair value measurement.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of June 30, 2019:

					Counterparty
					and Cash
					Collateral
(Dollars in thousands)	Level I	Level II	Level III		Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$684	$14,701	$—		$—	$15,385
Convertible securities	—	91,633	—		—	91,633
Fixed income securities	—	16,392	—		—	16,392
Municipal securities:
Taxable securities	—	20,332	—		—	20,332
Tax-exempt securities	—	240,459	—		—	240,459
Short-term securities	—	60,568	—		—	60,568
Mortgage-backed securities	—	958	13		—	971
U.S. government agency securities	—	116,173	—		—	116,173
U.S. government securities	4,808	—	—		—	4,808
Derivative contracts	—	213,847	—		(194,544)	19,303
Total financial instruments and other inventory positions owned	5,492	775,063	13		(194,544)	586,024

Cash equivalents	1,096	—	—		—	1,096

Investments at fair value	32,945	2,747	132,556	(2)	—	168,248
Total assets	$39,533	$777,810	$132,569		$(194,544)	$755,368

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$45,568	$1,414	$—		$—	$46,982
Fixed income securities	—	19,842	—		—	19,842
U.S. government agency securities	—	3,801	—		—	3,801
U.S. government securities	69,817	—	—		—	69,817
Derivative contracts	—	202,849	4,418		(200,186)	7,081
Total financial instruments and other inventory positions sold, but not yet purchased	$115,385	$227,906	$4,418		$(200,186)	$147,523

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

(2)	Noncontrolling interests of $68.1 million are attributable to third party ownership in consolidated merchant banking and senior living funds.

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

The Company's Level III assets were $132.6 million and $108.0 million, or 17.6 percent and 13.6 percent of financial instruments measured at fair value at June 30, 2019 and December 31, 2018, respectively. There were no significant transfers between levels for the six months ended June 30, 2019.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	March 31,			Transfers	Transfers	gains/	gains/	June 30,	June 30,
(Dollars in thousands)	2019	Purchases	Sales	in	out	(losses)	(losses)	2019	2019
Assets:
Financial instruments and other inventory positions owned:
Mortgage-backed securities	$14	$—	$(4)	$—	$—	$4	$(1)	$13	$(1)
Total financial instruments and other inventory positions owned	14	—	(4)	—	—	4	(1)	13	(1)

Investments at fair value	107,878	8,000	—	—	(783)	—	17,461	132,556	16,940
Total assets	$107,892	$8,000	$(4)	$—	$(783)	$4	$17,460	$132,569	$16,939

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$4,222	$(3,220)	$—	$—	$—	$3,220	$196	$4,418	$3,060
Total financial instruments and other inventory positions sold, but not yet purchased	$4,222	$(3,220)	$—	$—	$—	$3,220	$196	$4,418	$3,060

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	March 31,			Transfers	Transfers	gains/	gains/	June 30,	June 30,
(Dollars in thousands)	2018	Purchases	Sales	in	out	(losses)	(losses)	2018	2018
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Short-term securities	$719	$—	$(725)	$—	$—	$51	$—	$45	$—
Mortgage-backed securities	284	—	—	—	—	—	(266)	18	(94)
Derivative contracts	2,144	4	(1,115)	—	—	1,111	(1,214)	930	(254)
Total financial instruments and other inventory positions owned	3,147	4	(1,840)	—	—	1,162	(1,480)	993	(348)

Investments at fair value	121,637	1,107	(10,787)	—	(145)	5,665	(9,356)	108,121	(2,804)
Total assets	$124,784	$1,111	$(12,627)	$—	$(145)	$6,827	$(10,836)	$109,114	$(3,152)

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$1,389	$(1,192)	$—	$—	$—	$1,192	$(384)	$1,005	$531
Total financial instruments and other inventory positions sold, but not yet purchased	$1,389	$(1,192)	$—	$—	$—	$1,192	$(384)	$1,005	$531

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	June 30,	June 30,
(Dollars in thousands)	2018	Purchases	Sales	in	out	(losses) (1)	(losses) (1)	2019	2019
Assets:
Financial instruments and other inventory positions owned:
Mortgage-backed securities	$15	$—	$(6)	$—	$—	$(23)	$27	$13	$(1)
Derivative contracts	229	—	(336)	—	—	336	(229)	—	—
Total financial instruments and other inventory positions owned	244	—	(342)	—	—	313	(202)	13	(1)

Investments at fair value	107,792	8,000	—	—	(783)	—	17,547	132,556	17,027
Total assets	$108,036	$8,000	$(342)	$—	$(783)	$313	$17,345	$132,569	$17,026

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$4,202	$(8,822)	$—	$—	$—	$8,822	$216	$4,418	$4,418
Total financial instruments and other inventory positions sold, but not yet purchased	$4,202	$(8,822)	$—	$—	$—	$8,822	$216	$4,418	$4,418

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	June 30,	June 30,
(Dollars in thousands)	2017	Purchases	Sales	in	out	(losses)	(losses)	2018	2018
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$700	$—	$—	$—	$(700)	$—	$—	$—	$—
Short-term securities	714	—	(725)	—	—	51	5	45	—
Mortgage-backed securities	481	—	(5)	—	—	—	(458)	18	(91)
Derivative contracts	126	4	(2,875)	—	—	2,872	803	930	930
Total financial instruments and other inventory positions owned	2,021	4	(3,605)	—	(700)	2,923	350	993	839

Investments at fair value	126,060	1,708	(14,941)	—	(145)	9,067	(13,628)	108,121	(4,078)
Total assets	$128,081	$1,712	$(18,546)	$—	$(845)	$11,990	$(13,278)	$109,114	$(3,239)

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$4,433	$(2,497)	$3,226	$—	$—	$(729)	$(3,428)	$1,005	$1,005
Total financial instruments and other inventory positions sold, but not yet purchased	$4,433	$(2,497)	$3,226	$—	$—	$(729)	$(3,428)	$1,005	$1,005

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

Consolidated VIEs

The Company's consolidated VIEs at June 30, 2019 included certain alternative asset management funds in which the Company has an investment and, as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.

The following table presents information about the carrying value of the assets and liabilities of the VIEs which are consolidated by the Company and included on the consolidated statements of financial condition at June 30, 2019. The assets can only be used to settle the liabilities of the respective VIE, and the creditors of the VIEs do not have recourse to the general credit of the Company. One of these VIEs has $25.0 million of bank line financing available with an interest rate based on prime plus an applicable margin. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities are eliminated in consolidation.

Alternative Asset
(Dollars in thousands)	Management Funds
Assets:
Investments	$128,880
Other assets	182
Total assets	$129,062

Liabilities:
Other liabilities and accrued expenses	$3,053
Total liabilities	$3,053

The Company has investments in a grantor trust which was established as part of a nonqualified deferred compensation plan. The Company is the primary beneficiary of the grantor trust. Accordingly, the assets and liabilities of the grantor trust are consolidated by the Company on the consolidated statements of financial condition. See Note 15 for additional information on the nonqualified deferred compensation plan.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Nonconsolidated VIEs

The Company determined it is not the primary beneficiary of certain VIEs and accordingly does not consolidate them. These VIEs had net assets approximating $0.3 billion at June 30, 2019 and December 31, 2018, respectively. The Company's exposure to loss from these VIEs is $6.1 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at June 30, 2019. The Company had no liabilities related to these VIEs at June 30, 2019 and December 31, 2018, respectively. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of June 30, 2019.

Note 7 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Receivable from clearing organizations	$76,818	$223,987
Deposits with clearing organizations	3,474	230
Receivable from brokers and dealers	15,454	7,700
Other	2,853	3,361
Total receivables from brokers, dealers and clearing organizations	$98,599	$235,278

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Payable to clearing organizations	$—	$4,734
Payable to brokers and dealers	1,594	3,923
Total payables to brokers, dealers and clearing organizations	$1,594	$8,657

Under the Company's fully disclosed clearing agreement, the majority of its securities inventories and all of its customer activities are held by or cleared through Pershing LLC ("Pershing"). The Company has also established an arrangement to obtain financing from Pershing related to the majority of its trading activities. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. The funding is at the discretion of Pershing and could be denied. The Company's clearing arrangement activities are recorded net from trading activity. The Company's fully disclosed clearing agreement includes a covenant requiring Piper Jaffray to maintain excess net capital of $120 million.

Note 8 Investments

The Company's investments include investments in private companies and partnerships and registered mutual funds.

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Investments at fair value	$168,248	$144,028
Investments at cost	1,084	1,512
Investments accounted for under the equity method	6,140	6,346
Total investments	175,472	151,886

Less investments attributable to noncontrolling interests (1)	(68,128)	(52,972)
	$107,344	$98,914

(1)	Noncontrolling interests are attributable to third party ownership in consolidated merchant banking and senior living funds.

At June 30, 2019, investments carried on a cost basis had an estimated fair market value of $1.1 million. Because valuation estimates were based upon management's judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Note 9 Other Assets

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Fee receivables	$29,272	$18,990
Income tax receivables	15,262	—
Accrued interest receivables	2,928	4,240
Forgivable loans, net	7,047	7,152
Prepaid expenses	7,608	8,763
Other	7,298	7,298
Total other assets	$69,415	$46,443

Note 10 Short-Term Financing

The Company issues secured commercial paper to fund a portion of its securities inventory. The commercial paper notes ("CP Notes") can be issued with maturities of 27 days to 270 days from the date of issuance. The CP Notes are currently issued under two separate programs, CP Series A and CP Series II A, and are secured by different inventory classes. As of June 30, 2019, the weighted average maturity of outstanding CP Notes was 8 days. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin. CP Series II A includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain excess net capital of $100 million. The Company had CP Notes of $50.0 million outstanding at June 30, 2019 and December 31, 2018 with weighted average interest rates of 3.42% and 3.38%, respectively.

The Company's committed short-term bank line financing at June 30, 2019 consisted of a one-year $175 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2018. The Company uses this credit facility in the ordinary course of business to fund a portion of its daily operations and the amount borrowed under this credit facility varies daily based on the Company's funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 13, 2019. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At June 30, 2019, the Company had no advances against this line of credit.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations and regulatory proceedings. Reasonably possible losses in excess of amounts accrued at June 30, 2019 are not material. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

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

Note 12 Leases

The Company leases office space throughout the United States and in a limited number of foreign countries where the Company's international operations reside. Aggregate minimum lease commitments on an undiscounted basis for the Company’s operating leases (including short-term leases) as of June 30, 2019 are as follows:

(Dollars in thousands)
Remainder of 2019	$7,388
2020	14,580
2021	10,162
2022	8,773
2023	7,909
Thereafter	17,130
Total	$65,942

The weighted-average remaining lease term was 5.8 years at June 30, 2019.

For the three and six months ended June 30, 2019, the Company’s operating lease cost from continuing operations was $2.9 million and $5.7 million, respectively, of which $0.1 million and $0.3 million, respectively, related to short-term leases. The Company recorded sublease income from continuing operations of $0.4 million and $0.8 million, respectively, for the three and six months ended June 30, 2019.

Note 13 Restructuring

The Company incurred pre-tax restructuring charges from continuing operations for the three and six months ended June 30, 2019, primarily in conjunction with its acquisition of Weeden & Co. L.P. ("Weeden & Co."). The Company incurred pre-tax restructuring charges from continuing operations for the three and six months ended June 30, 2018, primarily related to headcount reductions.

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
(Dollars in thousands)	2019	2018	2019	2018
Severance, benefits and outplacement costs	$1,109	$3,183	$1,109	$3,183
Contract termination costs	2,798	185	2,798	185
Vacated leased office space	—	130	—	130
Total pre-tax restructuring costs	$3,907	$3,498	$3,907	$3,498

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 14 Shareholders' Equity

Share Repurchases

Effective September 30, 2017, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2019. During the six months ended June 30, 2019, the Company repurchased 501 shares at an average price of $64.80 per share related to this authorization. The Company has $102.8 million remaining under this authorization.

During the six months ended June 30, 2018, the Company repurchased 56,714 shares at an average price of $69.43 per share for an aggregate purchase price of $3.9 million related to this authorization.

The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. The Company purchased 696,411 shares and 242,206 shares, or $50.2 million and $21.0 million of the Company's common stock for these purposes during the six months ended June 30, 2019 and 2018, respectively.

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 15. During the six months ended June 30, 2019 and 2018, the Company issued 1,401,268 shares and 718,501 shares, respectively, related to these obligations.

Dividends

The Company's dividend policy includes a quarterly and an annual special cash dividend, payable in the first quarter of each year, with the intention of returning a metric based on the Company's net income from the previous fiscal year.

During the six months ended June 30, 2019, the Company declared and paid quarterly cash dividends on its common stock, aggregating $0.75 per share, and an annual special cash dividend on its common stock of $1.01 per share, totaling $25.2 million.

On July 26, 2019, the board of directors declared a cash dividend of $0.375 per share to be paid on September 13, 2019, to shareholders of record as of the close of business on August 23, 2019.

Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders' proportionate share of the equity in merchant banking funds of $65.1 million and a senior living fund aggregating $3.0 million as of June 30, 2019. As of December 31, 2018, noncontrolling interests included the minority equity holders' proportionate share of the equity in merchant banking funds of $50.2 million and a senior living fund aggregating $2.8 million.

Ownership interests in entities held by parties other than the Company's common shareholders are presented as noncontrolling interests within shareholders' equity, separate from the Company's own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company's common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the six months ended June 30, 2019 and 2018, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 15 Compensation Plans

Stock-Based Compensation Plans

The Company maintains three stock-based compensation plans: the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (the "Incentive Plan"), the 2016 Employment Inducement Award Plan (the "Simmons Inducement Plan") and the 2019 Employment Inducement Award Plan (the "Weeden & Co. Inducement Plan"). The Company's equity awards are recognized on the consolidated statements of operations at grant date fair value over the service period of the award, less forfeitures.

The following table provides a summary of the Company's outstanding equity awards (in shares or units) as of June 30, 2019:

Incentive Plan
Restricted Stock
Annual grants	478,674
Sign-on grants	55,811
534,485

Incentive Plan
Restricted Stock Units
Leadership grants	114,315

Incentive Plan
Stock Options	81,667

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 8.2 million shares of common stock (0.7 million shares remained available for future issuance under the Incentive Plan as of June 30, 2019). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

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

Up to 75 percent of the award can be earned based on the Company achieving certain average adjusted return on equity targets, as defined in the terms of the award agreements. The fair value of this portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The probability that the performance condition will be achieved is reevaluated each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of June 30, 2019, the Company has determined that the probability of achieving the performance condition for each award is as follows:

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

2016 Leadership Grant

Restricted stock units granted in 2016 contain market condition criteria and convert to shares of common stock at the end of the 36-month performance period only if the Company's stock performance satisfies predetermined market conditions over the performance period. Under the terms of the award, the number of units that vested and converted to shares was based on the Company's stock performance achieving specified targets during the performance period. All units vested in full. Compensation expense was recognized over the 36-month performance period which ended in May 2019.

Up to 50 percent of the award was earned based on the Company's total shareholder return relative to members of a predetermined peer group and up to 50 percent of the award was earned based on the Company's total shareholder return. The fair value of the award on the grant date was determined using a Monte Carlo simulation with the following assumptions pursuant to the methodology above:

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Inducement Plans

The Company established the Simmons Inducement Plan in conjunction with the acquisition of Simmons & Company International ("Simmons"). The Company granted $11.6 million (286,776 shares) in restricted stock under the Simmons Inducement Plan on May 16, 2016. Simmons Inducement Plan awards were amortized as compensation expense on a straight-line basis over the vesting period. All outstanding shares cliff vested on May 16, 2019. The Company terminated the Simmons Inducement Plan in July 2019.

The Company established the Weeden & Co. Inducement Plan in conjunction with its acquisition of Weeden & Co. The Company will grant $7.5 million (up to 125,000 shares) in restricted stock under the Weeden & Co. Inducement Plan upon closing on August 2, 2019.

Stock-Based Compensation Activity

The following table summarizes the Company's stock-based compensation activity within continuing operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(amounts in millions)	2019	2018	2019	2018
Stock-based compensation expense	$5.8	$9.5	$10.1	$18.4
Forfeitures	0.3	0.4	1.2	0.4
Tax benefit related to stock-based compensation expense	1.1	1.5	1.5	2.7

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2018	1,569,795	$53.80
Granted	264,413	74.45
Vested	(1,292,965)	47.01
Canceled	(6,758)	82.18
June 30, 2019	534,485	$80.08

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2018	194,251	$48.97
Granted	39,758	75.78
Vested	(103,707)	19.93
Canceled	(15,987)	45.79
June 30, 2019	114,315	$85.09

As of June 30, 2019, there was $3.7 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 2.3 years.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the Company's outstanding stock options:

Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2018	81,667	$99.00	9.1	$—
Granted	—	—
Exercised	—	—
Canceled	—	—
June 30, 2019	81,667	$99.00	8.6	$—

As of June 30, 2019, there was $1.5 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 3.6 years. There were no options exercised during the six months ended June 30, 2019.

Acquisition-related Compensation Arrangements

The Company entered into acquisition-related compensation arrangements with certain employees for retention and incentive purposes. Additional cash compensation was available to certain employees subject to exceeding an investment banking revenue threshold during the three year Simmons post-acquisition period, which ended on February 26, 2019. As of June 30, 2019, the Company had accrued $40.1 million related to this performance award plan, which is expected to be paid in August 2019. Amounts payable related to this performance award plan were recorded as compensation expense from continuing operations on the consolidated statements of operations over the requisite performance period of three years. The Company recorded $1.0 million and $2.3 million as compensation expense from continuing operations for the three months ended June 30, 2019 and 2018, respectively, and $0.4 million and $6.6 million for the six months ended June 30, 2019 and 2018, respectively.

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

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a portion of their compensation. In 2017, this plan was closed to future deferral elections by participants for performance periods beginning after December 31, 2017. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. Investments in the grantor trust, consisting of mutual funds, totaled $30.4 million and $31.2 million as of June 30, 2019 and December 31, 2018, respectively, and are included in investments on the consolidated statements of financial condition. The compensation deferred by the employees was expensed in the period earned. The deferred compensation liability was $30.7 million and $31.4 million as of June 30, 2019 and December 31, 2018, respectively. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 16 Earnings Per Share ("EPS")

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

The computation of earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2019	2018	2019	2018
Net income from continuing operations applicable to Piper Jaffray Companies	$12,555	$5,862	$32,116	$16,480
Net income/(loss) from discontinued operations	(2,166)	364	(2,305)	349
Net income applicable to Piper Jaffray Companies	10,389	6,226	29,811	16,829
Earnings allocated to participating securities (1)	(238)	(704)	(1,924)	(4,634)
Net income applicable to Piper Jaffray Companies' common shareholders (2)	$10,151	$5,522	$27,887	$12,195

Shares for basic and diluted calculations:
Average shares used in basic computation	13,588	13,303	13,397	13,200
Restricted stock units	189	135	197	211
Non-participating restricted shares	247	—	184	—
Average shares used in diluted computation (3)	14,024	13,438	13,778	13,411

Earnings per basic common share:
Income from continuing operations	$0.90	$0.40	$2.24	$0.88
Income/(loss) from discontinued operations	(0.15)	0.03	(0.16)	0.03
Earnings per basic common share	$0.75	$0.43	$2.08	$0.91

Earnings per diluted common share (3):
Income from continuing operations	$0.87	$0.40	$2.18	$0.91
Income/(loss) from discontinued operations	(0.15)	0.03	(0.16)	0.03
Earnings per diluted common share	$0.72	$0.43	$2.02	$0.94

(1)
Represents the allocation of distributed and undistributed earnings to participating securities. No allocation of undistributed earnings is made for periods in which a loss is incurred, or for periods in which cash dividends exceed net income resulting in an undistributed loss. Distributed earnings (e.g., dividends) are allocated to participating securities. Participating securities include the Company's unvested restricted shares issued prior to the 2019 Annual Grant. The weighted average participating shares outstanding were 403,103 and 1,906,364 for the three months ended June 30, 2019 and 2018, respectively, and 764,963 and 1,997,254 for the six months ended June 30, 2019 and 2018, respectively.

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

(3)
Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred, or for periods in which cash dividends exceed net income resulting in an undistributed loss. Common shares of 275,724 and 1,878,016 were excluded from diluted EPS at June 30, 2019 and 2018, respectively, as the Company had undistributed losses for these periods.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The anti-dilutive effects from stock options, restricted stock units and non-participating restricted shares were immaterial for the six months ended June 30, 2019 and 2018, respectively.

Note 17 Revenues and Business Information

The Company's activities as an investment bank and institutional securities firm constitute a single business segment. The substantial majority of the Company's net revenues and long-lived assets are located in the U.S.

Segment pre-tax operating income and segment pre-tax operating margin exclude the results of discontinued operations.

Reportable segment financial results from continuing operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018

Capital Markets
Investment banking
Advisory services	$75,238	$77,214	$190,117	$152,543
Equity financing	25,784	30,038	39,311	67,680
Debt financing	18,204	16,851	31,286	24,537
Total investment banking	119,226	124,103	260,714	244,760

Institutional sales and trading
Equities	15,775	19,141	31,489	37,147
Fixed income	20,083	18,539	43,762	34,923
Total institutional sales and trading	35,858	37,680	75,251	72,070

Investment income	17,801	2,410	19,700	7,012

Other financing expenses	(467)	(1,832)	(705)	(3,619)

Net revenues	172,418	162,361	354,960	320,223

Operating expenses (1)	151,493	157,474	310,898	307,214

Segment pre-tax operating income	$20,925	$4,887	$44,062	$13,009

Segment pre-tax operating margin	12.1%	3.0%	12.4%	4.1%

(1)
Operating expenses include intangible asset amortization of $0.8 million and $1.2 million for the three months ended June 30, 2019 and 2018, respectively; and $1.5 million and $2.4 million for the six months ended June 30, 2019 and 2018, respectively.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

At June 30, 2019, net capital calculated under the SEC rule was $197.8 million, and exceeded the minimum net capital required under the SEC rule by $196.8 million.

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

Piper Jaffray Ltd., a broker dealer subsidiary registered in the United Kingdom, is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of June 30, 2019, Piper Jaffray Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Jaffray Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At June 30, 2019, Piper Jaffray Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Note 19 Income Taxes

The Company recorded an income tax benefit from continuing operations of $0.2 million and income tax expense from continuing operations of $0.6 million for the three months ended June 30, 2019 and 2018, respectively. Income tax expense from continuing operations was reduced by a tax benefit of $3.5 million and $1.4 million for the three months ended June 30, 2019 and 2018, respectively, related to stock-based compensation awards vesting at values greater than the grant price.

The Company recorded income tax expense from continuing operations of $4.0 million and an income tax benefit from continuing operations of $2.0 million for the six months ended June 30, 2019 and 2018, respectively. Income tax expense from continuing operations was reduced by a tax benefit of $5.1 million and $6.4 million for the six months ended June 30, 2019 and 2018, respectively, related to stock-based compensation awards vesting at values greater than the grant price.

Note 20 Subsequent Events

On July 9, 2019, the Company signed a definitive agreement to acquire SOP Holdings, LLC and its subsidiaries, including Sandler O'Neill & Partners, L.P. (collectively, "Sandler O'Neill"). Sandler O'Neill is a full-service investment banking firm and broker dealer focused on the financial services industry. The Company will acquire 100 percent of the equity and partnership interests in Sandler O’Neill. The total consideration of $485.0 million, which includes $100.0 million of tangible book value, consists of $350.0 million in cash and $135.0 million in restricted consideration, primarily in restricted stock. In addition, the Company agreed to provide restricted award agreements of $115.0 million, primarily in restricted stock, for retention purposes. The transaction is expected to close in the first quarter of 2020, subject to obtaining required regulatory approvals and other customary closing conditions.

On August 2, 2019, the Company will close on the purchase of Weeden & Co., a broker dealer specializing in equity security sales and trading. The transaction will be completed pursuant to the Securities Purchase Agreement dated February 24, 2019, for total consideration of approximately $34.5 million, consisting of $24.5 million in cash and $10.0 million in restricted cash. Additional consideration up to $31.5 million may be earned if certain revenue targets are achieved. The Company also entered into acquisition-related compensation arrangements with certain employees of $7.5 million in restricted stock for retention purposes under the Weeden & Co. Inducement Plan. The allocation of the purchase price will be finalized upon completion of the analysis of the fair values of the net assets acquired. Weeden & Co.'s results of operations will be included in the Company's consolidated financial statements prospectively from the date of acquisition.

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

Explanation of Non-GAAP Financial Measures

We have included financial measures that are not prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These non-GAAP financial measures include adjustments to exclude (1) revenues and expenses related to noncontrolling interests, (2) amortization of intangible assets related to acquisitions, (3) compensation and non-compensation expenses from acquisition-related agreements, (4) acquisition-related restructuring and integration costs, (5) the impact from remeasuring deferred tax assets resulting from changes to the U.S. federal tax code (6) the impact of the annual special cash dividend paid in the first quarter on earnings per diluted common share and (7) discontinued operations. These adjustments affect the following financial measures: net revenues, compensation expenses, non-compensation expenses, income tax expense/(benefit), net income applicable to Piper Jaffray Companies, earnings per diluted common share, operating expenses, pre-tax operating income and pre-tax operating margin. Management believes that presenting these results and measures on an adjusted basis in conjunction with the corresponding U.S. GAAP measures provides the most meaningful basis for comparison of our operating results across periods, and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with U.S. GAAP.

Executive Overview

Our continuing operations principally consist of providing investment banking and institutional brokerage services to corporations, private equity groups, public entities, non-profit entities and institutional investors in the United States and Europe. We operate through one reportable business segment. Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for a full description of our business, including our business strategy.

During 2019, we announced three key strategic activities which impacted our second quarter results and will significantly impact our go-forward operations. The following is a summary of these activities:

•
In the first quarter, we announced the acquisition of Weeden & Co. L.P. ("Weeden & Co."). This acquisition will close on August 2, 2019. Weeden & Co. is a broker dealer focused on providing institutional clients with global trading solutions, specializing in best execution through the use of high-touch, low-touch and program trading capabilities. The transaction adds enhanced trade execution capabilities and scale to our equity brokerage business while providing support for our growing equity capital markets business.

•
During the second quarter of 2019, we announced the pending sale of Advisory Research, Inc. ("ARI"), our traditional asset management subsidiary, through two separate transactions. On May 29, 2019, we reached a definitive agreement to sell our master limited partnerships and energy infrastructure strategies business to Tortoise Capital Advisors. Additionally, we entered into a separate agreement, dated June 11, 2019, to sell our remaining equity strategies business to an existing management buyout team. Exiting the traditional asset management business generates capital to deploy in our capital markets business. The transactions are subject to certain closing conditions, including client consents.

ARI's results, previously reported in our Asset Management segment, have been presented herein as discontinued operations for all periods presented. See Note 3 to our unaudited consolidated financial statements for further discussion of our discontinued operations.

•
On July 9, 2019, we signed a definitive agreement to acquire SOP Holdings, LLC and its subsidiaries, including Sandler O'Neill & Partners, L.P. (collectively, "Sandler O'Neill"). Sandler O'Neill is a full-service investment banking firm and broker dealer focused on the financial services industry. This transaction accelerates our goal of prioritizing and building our advisory services business, diversifies and scales our capital markets franchise, adds a differentiated fixed income business and enhances our equity brokerage business. Upon completion of the transaction, the combined firm will be named Piper Sandler Companies. The transaction is expected to close early in the first quarter of 2020, subject to the receipt of regulatory approvals and the satisfaction of other customary closing conditions.

Financial Highlights

	Three Months Ended			Six Months Ended
(Amounts in thousands, except per share data)	June 30,	June 30,	Percent	June 30,	June 30,	Percent
	2019	2018	Inc/(Dec)	2019	2018	Inc/(Dec)
U.S. GAAP
Net revenues	$172,418	$162,361	6.2%	$354,960	$320,223	10.8%
Compensation and benefits	102,476	109,256	(6.2)	219,603	217,623	0.9
Non-compensation expenses	49,017	48,218	1.7	91,295	89,591	1.9
Net income applicable to Piper Jaffray Companies	10,389	6,226	66.9	29,811	16,829	77.1
Earnings per diluted common share	$0.72	$0.43	67.4	$2.02	$0.94	114.9%

Non-GAAP(1)
Adjusted net revenues	$162,779	$162,799	—%	$344,908	$319,742	7.9%
Adjusted compensation and benefits	101,147	101,919	(0.8)	215,967	200,082	7.9
Adjusted non-compensation expenses	40,780	45,735	(10.8)	81,162	84,822	(4.3)
Adjusted net income applicable to Piper Jaffray Companies	18,982	12,423	52.8	41,169	32,707	25.9
Adjusted earnings per diluted common share	$1.32	$0.82	61.0	$2.83	$2.13	32.9%

For the three months ended June 30, 2019

•	Net revenues were up 6.2 percent from the year-ago period as higher investment income was partially offset by lower equity financing and equity institutional brokerage revenues.

•	Compensation and benefits expenses decreased 6.2 percent compared with the prior-year period due to lower acquisition-related compensation costs.

•	Non-compensation expenses were up 1.7 percent compared to the year-ago period.

•
For the three months ended June 30, 2019 and 2018, we recorded a tax benefit of $3.5 million and $1.4 million, respectively, related to restricted stock vesting at values greater than the grant price. The tax benefit increased earnings per diluted common share by $0.24 in the second quarter of 2019, compared with $0.11 in the second quarter of 2018.

For the six months ended June 30, 2019

•
Net revenues were up 10.8 percent from the year-ago period as higher advisory services, debt financing and fixed income institutional brokerage revenues, and higher investment income, were partially offset by lower equity financing and equity institutional brokerage revenues.

•
Compensation and benefits expenses increased slightly compared with the prior-year period as higher compensation expenses resulting from increased revenues and profitability were offset by lower acquisition-related compensation costs.

•	Non-compensation expenses increased 1.9 percent compared to the year-ago period.

•
For the six months ended June 30, 2019 and 2018, we recorded a tax benefit of $5.1 million and $6.4 million, respectively, related to restricted stock vesting at values greater than the grant price. The tax benefit increased earnings per diluted common share by $0.35 and $0.49 in the first half of 2019 and 2018, respectively.

(1)	Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2019	2018	2019	2018
Net revenues:
Net revenues – U.S. GAAP basis	$172,418	$162,361	$354,960	$320,223
Adjustments:
Revenue related to noncontrolling interests	(9,639)	438	(10,052)	(481)
Adjusted net revenues	$162,779	$162,799	$344,908	$319,742

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$102,476	$109,256	$219,603	$217,623
Adjustments:
Compensation from acquisition-related agreements	(1,329)	(7,337)	(3,636)	(17,541)
Adjusted compensation and benefits	$101,147	$101,919	$215,967	$200,082

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$49,017	$48,218	$91,295	$89,591
Adjustments:
Non-compensation expenses related to noncontrolling interests	(1,089)	(1,096)	(2,118)	(1,999)
Acquisition-related restructuring and integration costs	(6,395)	—	(6,395)	—
Amortization of intangible assets related to acquisitions	(753)	(1,215)	(1,506)	(2,429)
Non-compensation expenses from acquisition-related agreements	—	(172)	(114)	(341)
Adjusted non-compensation expenses	$40,780	$45,735	$81,162	$84,822

Net income applicable to Piper Jaffray Companies:
Net income applicable to Piper Jaffray Companies – U.S. GAAP basis	$10,389	$6,226	$29,811	$16,829
Adjustment to exclude net income/(loss) from discontinued operations	(2,166)	364	(2,305)	349
Net income from continuing operations	$12,555	$5,862	$32,116	$16,480
Adjustments:
Compensation from acquisition-related agreements	1,047	5,517	2,989	13,190
Acquisition-related restructuring and integration costs	4,809	—	4,809	—
Amortization of intangible assets related to acquisitions	571	915	1,141	1,829
Non-compensation expenses from acquisition-related agreements	—	129	114	256
Impact of the Tax Cuts and Jobs Act legislation	—	—	—	952
Adjusted net income applicable to Piper Jaffray Companies	$18,982	$12,423	$41,169	$32,707

Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$0.72	$0.43	$2.02	$0.94
Adjustment to exclude net income/(loss) from discontinued operations	(0.15)	0.03	(0.16)	0.03
Income from continuing operations	$0.87	$0.40	$2.18	$0.91
Adjustment related to participating shares (2)	—	—	0.02	0.17
	0.87	0.40	2.20	1.08
Adjustments:
Compensation from acquisition-related agreements	0.07	0.35	0.21	0.85
Acquisition-related restructuring and integration costs	0.34	—	0.33	—
Amortization of intangible assets related to acquisitions	0.04	0.06	0.08	0.12
Non-compensation expenses from acquisition-related agreements	—	0.01	0.01	0.02
Impact of the Tax Cuts and Jobs Act legislation	—	—	—	0.06
Adjusted earnings per diluted common share	$1.32	$0.82	$2.83	$2.13

(2)	The adjustment related to participating shares excludes the impact of the annual special cash dividend paid in the first quarter.

External Factors Impacting Our Business

Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Overall market conditions are a product of many factors, which are beyond our control, often unpredictable and at times inherently volatile. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the demand for investment banking services as reflected by the number and size of advisory transactions and equity and debt financings, the relative level of volatility of the equity and fixed income markets, changes in interest rates and credit spreads (especially rapid and extreme changes), overall market liquidity, the level and shape of various yield curves, the volume and value of trading in securities (although becoming less so for equity securities due to the unbundling of research services from trade execution), and overall equity valuations.

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

Outlook for the remainder of 2019

We believe that the U.S. economy will continue to grow at a moderate pace for the remainder of 2019. However, geopolitical and macroeconomic risks, such as uncertainties surrounding trade policy, negotiations regarding Brexit, and global economic deceleration, present risks to this outlook. These risks and uncertainties may pose consequences for the global economy and inject periods of heightened volatility into the U.S. equity and debt markets.

U.S. monetary policy will continue to be a critical factor impacting the economy and financial markets. Uncertainties around global growth and trade continue to weigh on the U.S. Federal Reserve's outlook, and inflation remains muted. Factors such as these recently resulted in a reduction in short-term interest rates, with additional reductions possible in the future.

Market conditions remain conducive to advisory engagements, especially in the U.S. middle market, our primary market. Advisory activity has been driven by solid economic growth domestically, healthy valuations, ample financing availability with low interest rates, and demand from private equity investors. We believe our advisory pipeline remains strong and, consistent with prior years, will be more weighted to the second half of the year. Advisory services revenues for any given quarter are impacted by the timing and size of the deals closing, which can result in fluctuations in revenues period over period. The market for equity capital raising improved in the second quarter of 2019 after the year started slowly due to the extended federal government shut down and steep sell-off in the fourth quarter of 2018. Solid valuations, coupled with lower volatility and strong investor demand for IPOs, have led to favorable conditions for capital raising. Our pipeline remains strong and we expect to benefit from these market conditions. If the equity market experiences sustained bouts of higher volatility or a material market correction, our advisory services and equity capital raising businesses may suffer.

Our equity brokerage business experienced secular changes in 2018 as the manner in which many market participants pay for trade execution and research services began to transition at a time when the overall fee pool was shrinking. Increasingly, market participants are executing trades through low-touch execution providers and paying separately for research services. This dynamic has introduced more seasonality to our equity brokerage business as we typically receive an increased level of payments for research in the second half of the year. Our acquisition of Weeden & Co. will add enhanced trade execution capabilities and scale to our equity brokerage business.

Interest rates remain relatively low by historical standards and the yield curve has flattened. We expect these conditions to persist for our fixed income institutional brokerage business. In our public finance business, municipal issuance levels for the first half of 2019 were essentially flat compared to 2018 and below historical levels, and we expect volumes in the second half of 2019 to be similar to 2018. Our product capabilities and industry expertise should serve to mitigate the impact of muted municipal issuance levels on our public finance business.

Results of Operations

Financial Summary for the three months ended June 30, 2019 and June 30, 2018

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	June 30,			June 30,
			2019
(Dollars in thousands)	2019	2018	v2018	2019	2018
Revenues:
Investment banking	$118,739	$123,904	(4.2)%	68.9%	76.3%
Institutional brokerage	32,204	33,135	(2.8)	18.7	20.4
Interest	6,863	8,178	(16.1)	4.0	5.0
Investment income	17,605	2,243	684.9	10.2	1.4
Total revenues	175,411	167,460	4.7	101.7	103.1

Interest expense	2,993	5,099	(41.3)	1.7	3.1

Net revenues	172,418	162,361	6.2	100.0	100.0

Non-interest expenses:
Compensation and benefits	102,476	109,256	(6.2)	59.4	67.3
Outside services	8,451	9,632	(12.3)	4.9	5.9
Occupancy and equipment	8,425	8,562	(1.6)	4.9	5.3
Communications	6,849	7,250	(5.5)	4.0	4.5
Marketing and business development	8,089	7,005	15.5	4.7	4.3
Deal-related expenses	6,725	6,166	9.1	3.9	3.8
Trade execution and clearance	1,017	2,028	(49.9)	0.6	1.2
Restructuring and integration costs	6,395	3,498	82.8	3.7	2.2
Intangible asset amortization	753	1,215	(38.0)	0.4	0.7
Other operating expenses	2,313	2,862	(19.2)	1.3	1.8
Total non-interest expenses	151,493	157,474	(3.8)	87.9	97.0

Income from continuing operations before income tax expense/(benefit)	20,925	4,887	328.2	12.1	3.0

Income tax expense/(benefit)	(180)	559	N/M	(0.1)	0.3

Income from continuing operations	21,105	4,328	387.6	12.2	2.7

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	(2,166)	364	N/M	(1.3)	0.2
Net income	18,939	4,692	303.6	11.0	2.9

Net income/(loss) applicable to noncontrolling interests	8,550	(1,534)	N/M	5.0	(0.9)

Net income applicable to Piper Jaffray Companies	$10,389	$6,226	66.9%	6.0%	3.8%
N/M – Not meaningful

For the three months ended June 30, 2019, we recorded net income applicable to Piper Jaffray Companies, including continuing and discontinued operations, of $10.4 million. Net revenues from continuing operations for the three months ended June 30, 2019 were $172.4 million, a 6.2 percent increase compared to $162.4 million in the year-ago period. In the second quarter of 2019, investment banking revenues were $118.7 million, down 4.2 percent compared with $123.9 million in the prior-year period, due primarily to lower equity financing revenues. For the three months ended June 30, 2019, institutional brokerage revenues decreased 2.8 percent to $32.2 million, compared with $33.1 million in the second quarter of 2018, as higher fixed income institutional brokerage revenues were more than offset by lower equity institutional brokerage revenues. For the three months ended June 30, 2019, net interest income was $3.9 million, up compared to $3.1 million in the prior-year period. We recorded investment income of $17.6 million in the second quarter of 2019, compared with $2.2 million in the prior-year period. The increase was driven by higher gains on our investment and the noncontrolling interests in the merchant banking funds that we manage. Non-interest expenses from continuing operations were $151.5 million for the three months ended June 30, 2019, down 3.8 percent compared to $157.5 million in the prior-year period, driven by decreased compensation expenses resulting primarily from lower acquisition-related compensation.

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

For the three months ended June 30, 2019, compensation and benefits expenses decreased 6.2 percent to $102.5 million, compared with $109.3 million in the corresponding period of 2018. Compensation and benefits expenses as a percentage of net revenues was 59.4 percent in the second quarter of 2019, compared with 67.3 percent in the second quarter of 2018. The compensation ratio was favorably impacted by higher noncontrolling interest revenue in our merchant banking portfolio in the current quarter and decreased acquisition-related compensation driven by a decline in compensation expenses related to the acquisition of Simmons & Company International ("Simmons"). The requisite service period for our Simmons acquisition-related compensation arrangements ended in the second quarter of 2019.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses decreased 12.3 percent to $8.5 million in the second quarter of 2019, compared with $9.6 million in the corresponding period of 2018 due primarily to lower professional fees.

Occupancy and Equipment – For the three months ended June 30, 2019, occupancy and equipment expenses decreased slightly to $8.4 million, compared with $8.6 million for the three months ended June 30, 2018.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the three months ended June 30, 2019, communication expenses decreased 5.5 percent to $6.8 million, compared with $7.3 million for the three months ended June 30, 2018. The decline in expense was related to lower market data expenses.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. For the three months ended June 30, 2019, marketing and business development expenses increased 15.5 percent to $8.1 million, compared with $7.0 million in the corresponding period of 2018. The increase was driven by higher travel and entertainment expenses.

Deal-Related Expenses – Deal-related expenses include costs we incurred over the course of a completed investment banking deal, which primarily consist of legal fees, offering expenses, and travel and entertainment costs. For the three months ended June 30, 2019, deal-related expenses were $6.7 million, compared with $6.2 million for the three months ended June 30, 2018. The amount of deal-related expenses will principally be dependent on the level of deal activity and may vary from period to period as the recognition of deal-related costs typically coincides with the closing of a transaction.

Trade Execution and Clearance – For the three months ended June 30, 2019, trade execution and clearance expenses were $1.0 million, compared with $2.0 million in the corresponding period of 2018. The decline in trade execution and clearance expenses was reflective of reduced trading volumes compared with the second quarter of 2018.

Restructuring and Integration Costs – For the three months ended June 30, 2019, we incurred acquisition-related restructuring and integration costs of $6.4 million related to the acquisition of Weeden & Co. and the announced acquisition of Sandler O'Neill. The expenses consisted of $2.8 million of contract termination fees, $2.5 million of transaction costs, and $1.1 million of severance benefits. We expect to incur additional restructuring and integration costs in the second half of 2019. For the three months ended June 30, 2018, we incurred restructuring costs of $3.5 million related to our brokerage business. Restructuring costs included $3.2 million of severance benefits, $0.1 million for vacated leased office space, and $0.2 million for contract termination fees.

Intangible Asset Amortization – Intangible asset amortization includes the amortization of definite-lived intangible assets consisting of customer relationships and the Simmons trade name. For the three months ended June 30, 2019, intangible asset amortization was $0.8 million, compared with $1.2 million in the corresponding period of 2018. Beginning in the third quarter of 2019, we will incur additional intangible asset amortization expense related to the acquisition of Weeden & Co.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses decreased to $2.3 million in the second quarter of 2019, compared with $2.9 million in the second quarter of 2018. In the second quarter of 2019, we recorded foreign currency gains from our foreign cash accounts, compared with foreign currency losses in the prior-year period.

Income Taxes – For the three months ended June 30, 2019, our benefit from income taxes was $0.2 million, which included a $3.5 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of this benefit and noncontrolling interests, our effective tax rate was 26.5 percent.

For the three months ended June 30, 2018, our provision for income taxes was $0.6 million. In the second quarter of 2018, we recorded a $1.4 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of this benefit and noncontrolling interests, our effective tax rate was 30.6 percent.

Financial Performance from Continuing Operations

Our activities as an investment bank and institutional securities firm constitute a single business segment.

Throughout this section, we have presented results on both a U.S. GAAP and non-GAAP basis. Management believes that presenting adjusted pre-tax operating income and adjusted pre-tax operating margin, each a non-GAAP measure, in conjunction with the U.S. GAAP measures provides a more meaningful basis for comparison of its operating results and underlying trends between periods, and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP results should be considered in addition to, not as a substitute for, the results prepared in accordance with U.S. GAAP.

Adjusted pre-tax operating income and adjusted pre-tax operating margin exclude (1) revenues and expenses related to noncontrolling interests, (2) amortization of intangible assets related to acquisitions, (3) compensation and non-compensation expenses from acquisition-related agreements and (4) acquisition-related restructuring and integration costs. For U.S. GAAP purposes, these items are included in each of their respective line items on the consolidated statements of operations.

The following table sets forth the adjusted financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Three Months Ended June 30,
	2019				2018
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$75,238	$—	$—	$75,238	$77,214	$—	$—	$77,214
Equity financing	25,784	—	—	25,784	30,038	—	—	30,038
Debt financing	18,204	—	—	18,204	16,851	—	—	16,851
Total investment banking	119,226	—	—	119,226	124,103	—	—	124,103

Institutional sales and trading
Equities	15,775	—	—	15,775	19,141	—	—	19,141
Fixed income	20,083	—	—	20,083	18,539	—	—	18,539
Total institutional sales and trading	35,858	—	—	35,858	37,680	—	—	37,680

Investment income	8,162	9,639	—	17,801	2,848	(438)	—	2,410

Other financing expenses	(467)	—	—	(467)	(1,832)	—	—	(1,832)

Net revenues	162,779	9,639	—	172,418	162,799	(438)	—	162,361

Operating expenses	141,927	1,089	8,477	151,493	147,654	1,096	8,724	157,474

Pre-tax operating income	$20,852	$8,550	$(8,477)	$20,925	$15,145	$(1,534)	$(8,724)	$4,887

Pre-tax operating margin	12.8%			12.1%	9.3%			3.0%

(1)
The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin to the adjusted pre-tax operating income and adjusted pre-tax operating margin:

Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in adjusted pre-tax operating income and adjusted pre-tax operating margin.
Other adjustments – The following table sets forth the items not included in adjusted pre-tax operating income and adjusted pre-tax operating margin for the periods presented:

	Three Months Ended June 30,
(Dollars in thousands)	2019	2018
Compensation from acquisition-related agreements	$1,329	$7,337
Acquisition-related restructuring and integration costs	6,395	—
Amortization of intangible assets related to acquisitions	753	1,215
Non-compensation expenses from acquisition-related agreements	—	172
	$8,477	$8,724

Net revenues on a U.S. GAAP basis were $172.4 million for the three months ended June 30, 2019, compared with $162.4 million in the prior-year period. Adjusted net revenues were $162.8 million in the second quarter of 2019 and 2018, respectively. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

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

In the second quarter of 2019, investment banking revenues decreased 3.9 percent to $119.2 million, compared with $124.1 million in the corresponding period of the prior year. For the three months ended June 30, 2019, advisory services revenues were $75.2 million, down slightly compared to $77.2 million in the second quarter of 2018. We completed 46 transactions with an aggregate enterprise value of $4.8 billion in the second quarter of 2019, compared with 37 transactions with an aggregate enterprise value of $4.9 billion in the second quarter of 2018. The uneven distribution of the number and size of deals results in revenue fluctuations from quarter to quarter. For the three months ended June 30, 2019, equity financing revenues were $25.8 million, down 14.2 percent compared with $30.0 million in the second quarter of 2018, driven by fewer completed transactions. During the second quarter of 2019, we completed 22 equity financings, compared with 26 equity financings in the comparable year-ago period. Debt financing revenues for the three months ended June 30, 2019 were $18.2 million, up compared to $16.9 million in the prior-year period. During the second quarter of 2019, we completed 134 negotiated municipal issues with a total par value of $3.1 billion, compared with 124 negotiated municipal issues with a total par value of $2.4 billion during the prior-year period.

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

For the three months ended June 30, 2019, institutional brokerage revenues were $35.9 million, a decrease of 4.8 percent compared with $37.7 million in the prior-year period. Equity institutional brokerage revenues were $15.8 million in the second quarter of 2019, down 17.6 percent compared with $19.1 million in the corresponding period of 2018. The decrease was driven by lower commissions from client trading as market volatility and volumes were relatively subdued during the quarter. For the three months ended June 30, 2019, fixed income institutional brokerage revenues were $20.1 million, up 8.3 percent compared with $18.5 million in the prior-year period, due to improved trading performance. In the second quarter of 2019, we experienced solid client activity across most taxable fixed income products.

Investment income includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our merchant banking, energy and senior living funds, as well as management and performance fees generated from those funds. For the three months ended June 30, 2019, investment income was $17.8 million, compared with $2.4 million in the corresponding period of 2018. In the second quarter of 2019, we recorded higher gains on the merchant banking funds that we manage. Excluding the impact of noncontrolling interests, adjusted investment income was $8.2 million and $2.8 million for the three months ended June 30, 2019 and 2018, respectively.

Other financing expenses primarily represent interest paid on our senior notes along with commitment fees on our line of credit. We repaid our $125 million fixed rate senior notes upon maturity on October 9, 2018, and, as a result, we no longer have financing expenses related to these notes.

Pre-tax operating margin for the three months ended June 30, 2019 was 12.1 percent, compared with 3.0 percent for the corresponding period of 2018. The increase in pre-tax operating margin was due to higher revenues and lower acquisition-related compensation costs. Adjusted pre-tax operating margin for the three months ended June 30, 2019 was 12.8 percent, compared with 9.3 percent for the corresponding period of 2018. Adjusted pre-tax operating margin increased compared to the year-ago period due to lower non-compensation expenses, which included restructuring costs of $3.5 million in the prior-year period.

Financial Summary for the six months ended June 30, 2019 and June 30, 2018

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Six Months Ended			Six Months Ended
	June 30,			June 30,
			2019
(Dollars in thousands)	2019	2018	v2018	2019	2018
Revenues:
Investment banking	$259,800	$244,745	6.2%	73.2%	76.4%
Institutional brokerage	67,169	60,829	10.4	18.9	19.0
Interest	14,430	18,591	(22.4)	4.1	5.8
Investment income	19,197	6,495	195.6	5.4	2.0
Total revenues	360,596	330,660	9.1	101.6	103.3

Interest expense	5,636	10,437	(46.0)	1.6	3.3

Net revenues	354,960	320,223	10.8	100.0	100.0

Non-interest expenses:
Compensation and benefits	219,603	217,623	0.9	61.9	68.0
Outside services	17,022	17,702	(3.8)	4.8	5.5
Occupancy and equipment	16,774	16,762	0.1	4.7	5.2
Communications	14,714	15,040	(2.2)	4.1	4.7
Marketing and business development	14,827	13,416	10.5	4.2	4.2
Deal-related expenses	11,453	11,217	2.1	3.2	3.5
Trade execution and clearance	2,823	4,191	(32.6)	0.8	1.3
Restructuring and integration costs	6,395	3,498	82.8	1.8	1.1
Intangible asset amortization	1,506	2,429	(38.0)	0.4	0.8
Other operating expenses	5,781	5,336	8.3	1.6	1.7
Total non-interest expenses	310,898	307,214	1.2	87.6	95.9

Income from continuing operations before income tax expense/(benefit)	44,062	13,009	238.7	12.4	4.1

Income tax expense/(benefit)	4,012	(1,953)	N/M	1.1	(0.6)

Income from continuing operations	40,050	14,962	167.7	11.3	4.7

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	(2,305)	349	N/M	(0.6)	0.1
Net income	37,745	15,311	146.5	10.6	4.8

Net income/(loss) applicable to noncontrolling interests	7,934	(1,518)	N/M	2.2	(0.5)

Net income applicable to Piper Jaffray Companies	$29,811	$16,829	77.1%	8.4%	5.3%
N/M – Not meaningful

Except as discussed below, the description of non-interest expenses and net revenues as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.

For the six months ended June 30, 2019, we recorded net income applicable to Piper Jaffray Companies, including continuing and discontinued operations, of $29.8 million. Net revenues from continuing operations for the six months ended June 30, 2019 increased 10.8 percent to $355.0 million, compared with $320.2 million in the year-ago period. In the first half of 2019, investment banking revenues were $259.8 million, up 6.2 percent compared with $244.7 million in the prior-year period as higher advisory services and debt financing revenues were partially offset by lower equity financing revenues. For the six months ended June 30, 2019, institutional brokerage revenues increased 10.4 percent to $67.2 million, compared with $60.8 million in the first half of 2018, as higher fixed income institutional brokerage revenues were partially offset by lower equity institutional brokerage revenues. In the first six months of 2019, net interest income increased to $8.8 million, compared with $8.2 million in the prior-year period. For the six months ended June 30, 2019, investment income was $19.2 million, compared with $6.5 million in the prior-year period. Non-interest expenses from continuing operations were $310.9 million for the six months ended June 30, 2019, up slightly compared with $307.2 million in the year-ago period. We recorded higher restructuring and integration costs in the first six months of 2019.

Consolidated Non-Interest Expenses from Continuing Operations

Income Taxes – For the six months ended June 30, 2019, our provision for income taxes was $4.0 million. In the first half of 2019, we recorded a $5.1 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of this benefit and noncontrolling interests, our effective tax rate was 25.3 percent.

For the six months ended June 30, 2018, our benefit from income taxes was $2.0 million. In the first half of 2018, we recorded a $6.4 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. Additionally, pursuant to SEC Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act," we recorded an additional $1.0 million of income tax expense for the six months ended June 30, 2018 related to revaluing our deferred tax assets at the lower federal tax rate. Excluding the impact of these items and noncontrolling interests, our effective tax rate was 24.0 percent for the six months ended June 30, 2018.

Financial Performance from Continuing Operations

The following table sets forth the adjusted financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Six Months Ended June 30,
	2019				2018
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$190,117	$—	$—	$190,117	$152,543	$—	$—	$152,543
Equity financing	39,311	—	—	39,311	67,680	—	—	67,680
Debt financing	31,286	—	—	31,286	24,537	—	—	24,537
Total investment banking	260,714	—	—	260,714	244,760	—	—	244,760

Institutional sales and trading
Equities	31,489	—	—	31,489	37,147	—	—	37,147
Fixed income	43,762	—	—	43,762	34,923	—	—	34,923
Total institutional sales and trading	75,251	—	—	75,251	72,070	—	—	72,070

Investment income	9,648	10,052	—	19,700	6,531	481	—	7,012

Other financing expenses	(705)	—	—	(705)	(3,619)	—	—	(3,619)

Net revenues	344,908	10,052	—	354,960	319,742	481	—	320,223

Operating expenses	297,129	2,118	11,651	310,898	284,904	1,999	20,311	307,214

Pre-tax operating income	$47,779	$7,934	$(11,651)	$44,062	$34,838	$(1,518)	$(20,311)	$13,009

Pre-tax operating margin	13.9%			12.4%	10.9%			4.1%

(1)
The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin to the adjusted pre-tax operating income and adjusted pre-tax operating margin:

Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in adjusted pre-tax operating income and adjusted pre-tax operating margin.
Other adjustments – The following table sets forth the items not included in adjusted pre-tax operating income and adjusted pre-tax operating margin for the periods presented:

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Compensation from acquisition-related agreements	$3,636	$17,541
Acquisition-related restructuring and integration costs	6,395	—
Amortization of intangible assets related to acquisitions	1,506	2,429
Non-compensation expenses from acquisition-related agreements	114	341
	$11,651	$20,311

Net revenues on a U.S. GAAP basis were $355.0 million for the six months ended June 30, 2019, compared with $320.2 million in the prior-year period. In the first half of 2019, adjusted net revenues were $344.9 million, compared with $319.7 million in the first half of 2018. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

In the first half of 2019, investment banking revenues increased 6.5 percent to $260.7 million, compared with $244.8 million in the corresponding period of the prior year. For the six months ended June 30, 2019, advisory services revenues increased 24.6 percent to $190.1 million, compared with $152.5 million in the first half of 2018. The increase was driven by a strong first quarter of 2019 which was elevated by the closing of two larger deals. We completed 81 transactions with an aggregate enterprise value of $16.7 billion in the first half of 2019, compared with 73 transactions with an aggregate enterprise value of $10.2 billion in the first half of 2018. For the six months ended June 30, 2019, equity financing revenues were $39.3 million, a decrease of 41.9 percent compared with $67.7 million in the prior-year period, due to fewer completed transactions and lower revenue per transaction. Although the pace of equity financing activity improved in the second quarter of 2019, the slow first quarter of 2019 was impacted by the federal government shut down and hesitation by market participants after the market volatility in the fourth quarter of 2018. During the first half of 2019, we completed 34 equity financings, compared with 51 equity financings in the year-ago period. Debt financing revenues for the six months ended June 30, 2019 were $31.3 million, up 27.5 percent compared with $24.5 million in the year-ago period. The par amount of our negotiated municipal issuances increased approximately 21 percent from the first half of 2018, compared to an increase of approximately two percent for the industry. During the first half of 2019, we completed 214 negotiated municipal issues with a total par value of $4.9 billion, compared with 183 negotiated municipal issues with a total par value of $4.0 billion during the prior-year period.

For the six months ended June 30, 2019, institutional brokerage revenues increased 4.4 percent to $75.3 million, compared with $72.1 million in the prior-year period. Equity institutional brokerage revenues decreased 15.2 percent to $31.5 million in the first half of 2019, compared with $37.1 million in the corresponding period of 2018. Volatility and volumes have been relatively subdued, which negatively impacted our performance. Additionally, revenues in the first quarter of 2018 were positively impacted by more block trade activity. For the six months ended June 30, 2019, fixed income institutional brokerage revenues were $43.8 million, up 25.3 percent compared with $34.9 million in the prior-year period, due to a combination of solid client activity in the first half of 2019 coupled with challenging markets in the first half of 2018. In the second quarter of 2019, client activity increased across most taxable fixed income products. Additionally, there was increased activity in municipals bonds in the first quarter of 2019, however, it slowed in the second quarter of 2019 as the ratio of municipal bond yields to treasury yields reached historic lows. In the first quarter of 2018, industry returns for municipal bonds were the worst in nearly a decade, and customer demand was muted due to the impact of tax reform on the municipal asset class.

Investment income for the six months ended June 30, 2019 was $19.7 million, compared with $7.0 million in the year-ago period. In the first half of 2019, we recorded higher gains on the merchant banking funds that we manage. Excluding the impact of noncontrolling interests, adjusted investment income was $9.6 million and $6.5 million for the six months ended June 30, 2019 and 2018, respectively.

For the six months ended June 30, 2019, other financing expenses decreased to $0.7 million, compared with $3.6 million in the prior-year period. We repaid our $125 million fixed rate senior notes upon maturity on October 9, 2018, and, as a result, we no longer have financing expenses related to these notes.

Pre-tax operating margin for the six months ended June 30, 2019 was 12.4 percent, compared with 4.1 percent for the corresponding period of 2018. The increase in pre-tax operating margin was driven by higher revenues and lower acquisition-related compensation costs. Adjusted pre-tax operating margin for the six months ended June 30, 2019 was 13.9 percent, compared with 10.9 percent for the corresponding period of 2018, due to higher revenues and lower non-compensation expenses.

Discontinued Operations

Discontinued operations includes our traditional asset management subsidiary, ARI, which is classified as held for sale as of June 30, 2019. ARI's results, previously reported in the Asset Management segment, have been presented as discontinued operations for all periods presented.

The components of discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2019	2018	2019	2018
Net revenues	$9,317	$11,121	$18,607	$22,320

Operating expenses	7,382	9,077	15,521	18,959
Intangible asset amortization and impairment (1)	4,106	1,400	5,465	2,801
Restructuring costs	696	272	696	272
Total non-interest expenses	12,184	10,749	21,682	22,032

Income/(loss) from discontinued operations before income tax expense/(benefit)	(2,867)	372	(3,075)	288

Income tax expense/(benefit)	(701)	8	(770)	(61)

Income/(loss) from discontinued operations, net of tax	$(2,166)	$364	$(2,305)	$349

(1)	Includes $2.9 million of intangible asset impairment related to the ARI trade name for the three and six months ended June 30, 2019, respectively.

See Note 3 to our unaudited consolidated financial statements for further discussion on our discontinued operations.

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

As part of our definitive agreement to acquire Weeden & Co., we will pay approximately $24.5 million of the total consideration in cash upon closing on August 2, 2019.
As part of our acquisition of Simmons, we entered into acquisition-related compensation arrangements with certain employees for retention and incentive purposes. Additional cash compensation was available to certain employees subject to exceeding an investment banking revenue threshold during the three year post-acquisition period, which ended on February 26, 2019. As of June 30, 2019, we had accrued $40.1 million related to this performance award plan, which is expected to be paid in August 2019.
Our acquisition of Sandler O'Neill, which is expected to close early in the first quarter of 2020, will be funded through cash flows from operations and anticipated cash proceeds from the pending sale of ARI. We also expect to raise approximately $150.0 million of debt to finance a portion of the cash consideration.

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

Our board of directors declared the following dividends on shares of our common stock:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 1, 2018 (1)	$1.6200	February 26, 2018	March 15, 2018
February 1, 2018	$0.3750	February 26, 2018	March 15, 2018
April 27, 2018	$0.3750	May 25, 2018	June 15, 2018
July 27, 2018	$0.3750	August 24, 2018	September 14, 2018
October 26, 2018	$0.3750	November 28, 2018	December 14, 2018
February 1, 2019 (2)	$1.0100	February 25, 2019	March 15, 2019
February 1, 2019	$0.3750	February 25, 2019	March 15, 2019
April 26, 2019	$0.3750	May 24, 2019	June 14, 2019
July 26, 2019	$0.3750	August 23, 2019	September 13, 2019

(1)	Represents the annual special cash dividend based on our fiscal year 2017 results.

(2)	Represents the annual special cash dividend based on our fiscal year 2018 results.

Effective September 30, 2017, our board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2019. During the six months ended June 30, 2019, we repurchased 501 shares of our common stock at an average price of $64.80 per share related to this authorization. We have $102.8 million remaining under this authorization.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. During the first half of 2019, we purchased 696,411 shares or $50.2 million of our common stock for these purposes.

Leverage

The following table presents total assets, adjusted assets, total shareholders' equity and tangible shareholders' equity with the resulting leverage ratios as of:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Total assets	$1,206,042	$1,345,269
Deduct: Goodwill and intangible assets	(84,633)	(86,139)
Deduct: Right-of-use lease asset	(42,027)	—
Deduct: Assets from noncontrolling interests	(69,435)	(53,558)
Adjusted assets	$1,009,947	$1,205,572

Total shareholders' equity	$725,785	$730,416
Deduct: Goodwill and intangible assets	(84,633)	(86,139)
Deduct: Noncontrolling interests	(68,128)	(52,972)
Tangible common shareholders' equity	$573,024	$591,305

Leverage ratio (1)	1.7	1.8

Adjusted leverage ratio (2)	1.8	2.0

(1)	Leverage ratio equals total assets divided by total shareholders' equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders' equity.

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

Our day-to-day funding and liquidity is obtained primarily through the use of our clearing arrangement with Pershing LLC ("Pershing"), commercial paper issuance, prime broker agreements, and a bank line of credit, and is typically collateralized by our securities inventory. These funding sources are critical to our ability to finance and hold inventory, which is a necessary part of our institutional brokerage business. The majority of our inventory is liquid and is therefore funded by short-term facilities. Certain of these short-term facilities (i.e., committed line and commercial paper) have been established to mitigate changes in the liquidity of our inventory based on changing market conditions. In the case of our committed line, it is available to us regardless of changes in market liquidity conditions through the end of its term, although there may be limitations on the type of securities available to pledge. Our commercial paper program helps mitigate changes in market liquidity conditions given it is not an overnight facility, but provides funding with a term of 27 to 270 days. Our funding sources are also dependent on the types of inventory that our counterparties are willing to accept as collateral and the number of counterparties available. Funding is generally obtained at rates based upon the federal funds rate or the London Interbank Offer Rate.

Pershing Clearing Arrangement – We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, the majority of our securities inventories and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our clearing arrangement activities are recorded net from trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Jaffray & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. At June 30, 2019, we had $82.1 million of financing outstanding under this arrangement.

Commercial Paper Program – Piper Jaffray & Co. issues secured commercial paper to fund a portion of its securities inventory. This commercial paper is currently issued under two separate programs, CP Series A and CP Series II A, and is secured by different inventory classes, which is reflected in the interest rate paid on the respective program. The programs can issue commercial paper with maturities of 27 to 270 days. CP Series II A includes a covenant that requires Piper Jaffray & Co. to maintain excess net capital of $100 million. The following table provides information about our commercial paper programs at June 30, 2019:

(Dollars in millions)	CP Series A	CP Series II A
Maximum amount that may be issued	$300.0	$200.0
Amount outstanding	—	50.0

Weighted average maturity, in days	—	8
Weighted average maturity at issuance, in days	—	33

Prime Broker Arrangements – We have established an overnight financing arrangement with a broker dealer related to our convertible securities inventories. Financing under this arrangement is secured primarily by convertible securities and collateral limitations could reduce the amount of funding available. The funding is at the discretion of the prime broker and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers and clearing organizations, net of trading activity. At June 30, 2019, we had $72.6 million of financing outstanding under this prime broker arrangement.

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

Committed Line – Our committed line is a one-year $175 million revolving secured credit facility. We may use this credit facility in the ordinary course of business to fund a portion of our daily operations. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co. to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 13, 2019. This credit facility has been in place since 2008 and we renewed the facility for another one-year term in the fourth quarter of 2018. At June 30, 2019, we had no advances against this line of credit.

The following tables present the average balances outstanding for our various funding sources by quarter for 2019 and 2018, respectively.

	Average Balance for the Three Months Ended
(Dollars in millions)	June 30, 2019	Mar. 31, 2019
Funding source:
Pershing clearing arrangement	$170.2	$82.1
Commercial paper	50.0	50.0
Prime broker arrangements	77.1	106.4
Total	$297.3	$238.5

	Average Balance for the Three Months Ended
(Dollars in millions)	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018
Funding source:
Pershing clearing arrangement	$79.6	$3.0	$90.0	$47.1
Commercial paper	50.0	50.0	50.0	50.0
Prime broker arrangements	85.2	112.7	218.8	336.5
Total	$214.8	$165.7	$358.8	$433.6

The average funding in the second quarter of 2019 increased to $297.3 million, compared with $238.5 million during the first quarter of 2019. This increase was the result of annual discretionary incentive payments, made in the first quarter of 2019, which increased borrowings. Average funding decreased compared to the corresponding period of 2018 due to lower inventory balances at June 30, 2019. We previously financed a portion of our municipal securities inventories associated with certain strategic trading activities through one of our prime broker arrangements. As previously discussed, we closed this prime broker arrangement in the third quarter of 2018.

The following table presents the maximum daily funding amount by quarter for 2019 and 2018, respectively.

(Dollars in millions)	2019	2018
First Quarter	$362.7	$613.1
Second Quarter	$427.1	$505.0
Third Quarter		$263.5
Fourth Quarter		$312.3

Contractual Obligations

Our contractual obligations have not materially changed from those reported in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

Capital Requirements

As a registered broker dealer and member firm of the Financial Industry Regulatory Authority, Inc. ("FINRA"), Piper Jaffray & Co., our U.S. broker dealer subsidiary, is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At June 30, 2019, our net capital under the SEC's uniform net capital rule was $197.8 million, and exceeded the minimum net capital required under the SEC rule by $196.8 million.

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

At June 30, 2019, Piper Jaffray Ltd., our broker dealer subsidiary registered in the United Kingdom, was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Jaffray Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At June 30, 2019, Piper Jaffray Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Trade Commission.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2022	2024		June 30,	December 31,
(Dollars in thousands)	2019	2020	2021	- 2023	- 2025	Later	2019	2018
Customer matched-book derivative contracts (1) (2)	$29,050	$21,190	$10,280	$125,660	$101,470	$2,001,089	$2,288,739	$2,532,966
Trading securities derivative contracts (2)	206,300	10,000	—	—	60,000	9,375	285,675	262,275
Investment commitments (3)	—	—	—	—	—	—	75,574	77,984

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $175.4 million at June 30, 2019) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At June 30, 2019, we had $18.3 million of credit exposure with these counterparties, including $16.0 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At June 30, 2019 and December 31, 2018, the net fair value of these derivative contracts approximated $12.2 million and $12.5 million, respectively.

(3)	The investment commitments have no specified call dates. The timing of capital calls is based on market conditions and investment opportunities.

Derivatives

Derivatives' notional or contract amounts are not reflected as assets or liabilities on our consolidated statements of financial condition. Rather, the fair value of the derivative transactions are reported on the consolidated statements of financial condition as assets or liabilities in financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased, as applicable. For a discussion of our activities related to derivative products, see Note 4, "Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased," in the notes to our unaudited consolidated financial statements.

Investment Commitments

We have investments, including those made as part of our merchant banking activities, in various limited partnerships or limited liability companies that provide financing or make investments in companies. We commit capital and/or act as the managing partner of these entities. We have committed capital of $75.6 million to certain entities and these commitments generally have no specified call dates.

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

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Interest Rate Risk	$428	$370
Equity Price Risk	64	49
Diversification Effect (1)	(49)	(40)
Total Value-at-Risk	$443	$379

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

The aggregate VaR as of June 30, 2019 was higher than the reported VaR on December 31, 2018. The increase in VaR was due to our mix of inventory compared to the end of 2018.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average VaR calculated for each component of market risk during the six months ended June 30, 2019 and the year ended December 31, 2018, respectively.

(Dollars in thousands)	High	Low	Average
For the Six Months Ended June 30, 2019
Interest Rate Risk	$666	$181	$358
Equity Price Risk	66	42	50
Diversification Effect (1)			(39)
Total Value-at-Risk	$676	$191	$369

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2018
Interest Rate Risk	$1,084	$268	$631
Equity Price Risk	91	21	54
Diversification Effect (1)			(40)
Total Value-at-Risk	$1,101	$277	$645

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification effect would not be meaningful.

Trading losses exceeded our one-day VaR on three occasions during the first half of 2019.

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

We have concentrated counterparty credit exposure with five non-publicly rated entities totaling $18.3 million at June 30, 2019. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represents 87.4 percent, or $16.0 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

During the second quarter of our fiscal year ending December 31, 2019, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2019.

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares Yet to be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(April 1, 2019 to April 30, 2019)	—	$—	—	$103	million
Month #2
(May 1, 2019 to May 31, 2019)	133,093	$78.86	—	$103	million
Month #3
(June 1, 2019 to June 30, 2019)	34	$74.27	—	$103	million
Total	133,127	$78.86	—	$103	million

(1)	Effective September 30, 2017, our board of directors authorized the repurchase of up to $150.0 million of common stock through September 30, 2019.

ITEM 6.    EXHIBITS.

Exhibit Index
Exhibit		Method
Number	Description	of Filing

2.1	Agreement and Plans of Merger, dated July 9, 2019, by and among Piper Jaffray Companies, SOP Holdings, LLC, Sandler O’Neill & Partners Corp., Sandler O’Neill & Partners L.P. and the other parties thereto. #	(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Filed herewith
101
Interactive data files pursuant to Rule 405 Registration S-T: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.
Filed herewith

(1)	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 10, 2019, and incorporated herein by reference.

#
Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted. The Company hereby agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIPER JAFFRAY COMPANIES

Date:	August 2, 2019	By	/s/ Chad R. Abraham
		Its	Chairman and Chief Executive Officer

Date:	August 2, 2019	By	/s/ Timothy L. Carter
		Its	Chief Financial Officer