Form 10-Q
period 2019-09-30
PIPER JAFFRAY COMPANIES
filed 2019-11-07
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
Yes  ☐ No  ☑

As of November 1, 2019, the registrant had 14,357,301 shares of Common Stock outstanding.

Piper Jaffray Companies

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.
Piper Jaffray Companies
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2019	2018
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$24,005	$50,364
Receivables from brokers, dealers and clearing organizations	175,352	235,278

Financial instruments and other inventory positions owned	308,937	479,795
Financial instruments and other inventory positions owned and pledged as collateral	361,428	147,427
Total financial instruments and other inventory positions owned	670,365	627,222

Fixed assets (net of accumulated depreciation and amortization of $65,606 and $58,927, respectively)	30,619	32,300
Goodwill	88,215	81,855
Intangible assets (net of accumulated amortization of $39,301 and $36,566, respectively)	16,749	4,284
Investments	155,548	151,886
Net deferred income tax assets	61,361	72,996
Right-of-use lease asset	41,687	—
Other assets	79,936	46,443
Assets held for sale	—	42,641
Total assets	$1,343,837	$1,345,269

Liabilities and Shareholders' Equity
Short-term financing	$49,962	$49,953
Payables to brokers, dealers and clearing organizations	4,857	8,657
Financial instruments and other inventory positions sold, but not yet purchased	214,090	177,427
Accrued compensation	196,033	323,588
Accrued lease liability	59,162	—
Other liabilities and accrued expenses	57,629	45,016
Liabilities held for sale	—	10,212
Total liabilities	581,733	614,853

Shareholders' equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at September 30, 2019 and December 31, 2018;
Shares issued: 19,525,582 at September 30, 2019 and 19,518,044 at December 31, 2018;
Shares outstanding: 13,710,508 at September 30, 2019 and 12,995,397 at December 31, 2018	195	195
Additional paid-in capital	757,384	796,363
Retained earnings	225,203	182,552
Less common stock held in treasury, at cost: 5,815,074 shares at September 30, 2019 and 6,522,647 shares at December 31, 2018	(284,578)	(300,268)
Accumulated other comprehensive loss	(1,463)	(1,398)
Total common shareholders' equity	696,741	677,444

Noncontrolling interests	65,363	52,972
Total shareholders' equity	762,104	730,416

Total liabilities and shareholders' equity	$1,343,837	$1,345,269

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2019	2018	2019	2018

Revenues:
Investment banking	$151,192	$166,458	$410,992	$411,203
Institutional brokerage	46,814	31,746	113,983	92,575
Interest	6,481	6,592	20,911	25,183
Investment income/(loss)	(1,575)	4,860	17,622	11,355

Total revenues	202,912	209,656	563,508	540,316

Interest expense	2,177	3,705	7,813	14,142

Net revenues	200,735	205,951	555,695	526,174

Non-interest expenses:
Compensation and benefits	126,868	133,337	346,471	350,960
Outside services	7,842	8,668	24,864	26,370
Occupancy and equipment	9,594	8,595	26,368	25,357
Communications	7,885	6,839	22,599	21,879
Marketing and business development	6,528	6,260	21,355	19,676
Deal-related expenses	6,387	7,671	17,840	18,888
Trade execution and clearance	3,770	2,049	6,593	6,240
Restructuring and integration costs	6,143	—	12,538	3,498
Intangible asset amortization	1,229	1,214	2,735	3,643
Other operating expenses	3,454	3,532	9,235	8,868

Total non-interest expenses	179,700	178,165	490,598	485,379

Income from continuing operations before income tax expense	21,035	27,786	65,097	40,795

Income tax expense	6,717	6,902	10,729	4,949

Income from continuing operations	14,318	20,884	54,368	35,846

Discontinued operations:
Income from discontinued operations, net of tax	26,077	1,386	23,772	1,735

Net income	40,395	22,270	78,140	37,581

Net income/(loss) applicable to noncontrolling interests	(2,847)	247	5,087	(1,271)

Net income applicable to Piper Jaffray Companies	$43,242	$22,023	$73,053	$38,852

Net income applicable to Piper Jaffray Companies' common shareholders	$42,442	$19,377	$69,529	$33,650

Continued on next page

Piper Jaffray Companies
Consolidated Statements of Operations – Continued
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2019	2018	2019	2018

Amounts applicable to Piper Jaffray Companies
Net income from continuing operations	$17,165	$20,637	$49,281	$37,117
Net income from discontinued operations	26,077	1,386	23,772	1,735
Net income applicable to Piper Jaffray Companies	$43,242	$22,023	$73,053	$38,852

Earnings per basic common share
Income from continuing operations	$1.23	$1.36	$3.46	$2.41
Income from discontinued operations	1.87	0.09	1.69	0.13
Earnings per basic common share	$3.09	$1.45	$5.15	$2.54

Earnings per diluted common share
Income from continuing operations	$1.20	$1.34	$3.37	$2.37
Income from discontinued operations	1.82	0.09	1.64	0.13
Earnings per diluted common share	$3.01	$1.43	$5.01	$2.50

Dividends declared per common share	$0.38	$0.38	$2.14	$2.75

Weighted average number of common shares outstanding
Basic	13,708	13,343	13,502	13,248
Diluted	14,085	13,508	13,882	13,444

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2019	2018	2019	2018
Net income	$40,395	$22,270	$78,140	$37,581

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(179)	(102)	(65)	30

Comprehensive income	40,216	22,168	78,075	37,611

Comprehensive income/(loss) applicable to noncontrolling interests	(2,847)	247	5,087	(1,271)

Comprehensive income applicable to Piper Jaffray Companies	$43,063	$21,921	$72,988	$38,882

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Loss	Equity	Interests	Equity
Balance at December 31, 2018	12,995,397	$195	$796,363	$182,552	$(300,268)	$(1,398)	$677,444	$52,972	$730,416
Net income/(loss)	—	—	—	19,422	—	—	19,422	(616)	18,806
Dividends	—	—	—	(19,947)	—	—	(19,947)	—	(19,947)
Amortization/issuance of restricted stock	—	—	23,826	—	—	—	23,826	—	23,826
Repurchase of common stock through share repurchase program	(501)	—	—	—	(32)	—	(32)	—	(32)
Issuance of treasury shares for restricted stock vestings	1,035,360	—	(48,092)	—	48,092	—	—	—	—
Repurchase of common stock from employees	(563,284)	—	—	—	(39,695)	—	(39,695)	—	(39,695)
Shares reserved/issued for director compensation	1,263	—	87	—	—	—	87	—	87
Other comprehensive income	—	—	—	—	—	215	215	—	215
Fund capital distributions, net	—	—	—	—	—	—	—	(5)	(5)
Balance at March 31, 2019	13,468,235	$195	$772,184	$182,027	$(291,903)	$(1,183)	$661,320	$52,351	$713,671
Net income	—	—	—	10,389	—	—	10,389	8,550	18,939
Dividends	—	—	—	(5,234)	—	—	(5,234)	—	(5,234)
Amortization/issuance of restricted stock	—	—	1,448	—	—	—	1,448	—	1,448
Issuance of treasury shares for restricted stock vestings	365,908	—	(17,703)	—	17,703	—	—	—	—
Repurchase of common stock from employees	(133,127)	—	—	—	(10,499)	—	(10,499)	—	(10,499)
Shares reserved/issued for director compensation	4,299	—	334	—	—	—	334	—	334
Other comprehensive loss	—	—	—	—	—	(101)	(101)	—	(101)
Fund capital contributions, net	—	—	—	—	—	—	—	7,227	7,227
Balance at June 30, 2019	13,705,315	$195	$756,263	$187,182	$(284,699)	$(1,284)	$657,657	$68,128	$725,785
Net income/(loss)	—	—	—	43,242	—	—	43,242	(2,847)	40,395
Dividends	—	—	—	(5,221)	—	—	(5,221)	—	(5,221)
Amortization/issuance of restricted stock	—	—	1,208	—	—	—	1,208	—	1,208
Issuance of treasury shares for restricted stock vestings	4,871	—	(238)	—	238	—	—	—	—
Repurchase of common stock from employees	(1,654)	—	—	—	(117)	—	(117)	—	(117)
Shares reserved/ issued for director compensation	1,976	—	151	—	—	—	151	—	151
Other comprehensive loss	—	—	—	—	—	(179)	(179)	—	(179)
Fund capital contributions, net	—	—	—	—	—	—	—	82	82
Balance at September 30, 2019	13,710,508	$195	$757,384	$225,203	$(284,578)	$(1,463)	$696,741	$65,363	$762,104

Piper Jaffray Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Loss	Equity	Interests	Equity

Balance at December 31, 2017	12,911,149	$195	$791,970	$176,270	$(273,824)	$(1,279)	$693,332	$47,903	$741,235
Net income	—	—	—	10,603	—	—	10,603	16	10,619
Dividends	—	—	—	(30,575)	—	—	(30,575)	—	(30,575)
Amortization/issuance of restricted stock	—	—	34,416	—	—	—	34,416	—	34,416
Issuance of treasury shares for restricted stock vestings	574,594	—	(23,901)	—	23,901	—	—	—	—
Repurchase of common stock from employees	(187,860)	—	—	—	(16,797)	—	(16,797)	—	(16,797)
Shares reserved/issued for director compensation	942	—	81	—	—	—	81	—	81
Other comprehensive income	—	—	—	—	—	529	529	—	529
Cumulative effect upon adoption of new accounting standard, net of tax	—	—	—	(3,597)	—	—	(3,597)	—	(3,597)
Fund capital distributions, net	—	—	—	—	—	—	—	(904)	(904)
Balance at March 31, 2018	13,298,825	$195	$802,566	$152,701	$(266,720)	$(750)	$687,992	$47,015	$735,007
Net income/(loss)	—	—	—	6,226	—	—	6,226	(1,534)	4,692
Dividends	—	—	—	(5,520)	—	—	(5,520)	—	(5,520)
Amortization/issuance of restricted stock	—	—	5,127	—	—	—	5,127	—	5,127
Repurchase of common stock through share repurchase program	(56,714)	—	—	—	(3,938)	—	(3,938)	—	(3,938)
Issuance of treasury shares for restricted stock vestings	143,907	—	(6,224)	—	6,224	—	—	—	—
Repurchase of common stock from employees	(54,346)	—	—	—	(4,179)	—	(4,179)	—	(4,179)
Shares reserved/issued for director compensation	2,717	—	213	—	—	—	213	—	213
Other comprehensive loss	—	—	—	—	—	(397)	(397)	—	(397)
Fund capital contributions, net	—	—	—	—	—	—	—	6,195	6,195
Balance at June 30, 2018	13,334,389	$195	$801,682	$153,407	$(268,613)	$(1,147)	$685,524	$51,676	$737,200
Net income	—	—	—	22,023	—	—	22,023	247	22,270
Dividends	—	—	—	(5,536)	—	—	(5,536)	—	(5,536)
Amortization/issuance of restricted stock	—	—	4,998	—	—	—	4,998	—	4,998
Repurchase of common stock through share repurchase program	(67,892)	—	—	—	(5,066)	—	(5,066)	—	(5,066)
Issuance of treasury shares for restricted stock vestings	121,542	—	(5,317)	—	5,317	—	—	—	—
Repurchase of common stock from employees	(22,048)	—	—	—	(1,684)	—	(1,684)	—	(1,684)
Shares reserved/ issued for director compensation	712	—	54	—	—	—	54	—	54
Other comprehensive loss	—	—	—	—	—	(102)	(102)	—	(102)
Fund capital distributions, net	—	—	—	—	—	—	—	(4,719)	(4,719)
Balance at September 30, 2018	13,366,703	$195	$801,417	$169,894	$(270,046)	$(1,249)	$700,211	$47,204	$747,415

See Notes to the Consolidated Financial Statements

Piper Jaffray Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Amounts in thousands)	2019	2018
Operating Activities:
Net income	$78,140	$37,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	7,011	6,199
Deferred income taxes	17,997	(2,082)
Gain on sale of Advisory Research, Inc. ("ARI"), net of tax	(33,026)	—
Stock-based compensation	18,964	32,046
Amortization of intangible assets	8,200	7,845
Amortization of forgivable loans	3,322	3,789
Decrease/(increase) in operating assets:
Receivables from brokers, dealers and clearing organizations	61,567	(28,671)
Net financial instruments and other inventory positions owned	(6,480)	440,615
Investments	(3,662)	23,705
Other assets	(38,715)	(18,033)
Increase/(decrease) in operating liabilities:
Payables to brokers, dealers and clearing organizations	(3,800)	(13,021)
Accrued compensation	(121,148)	(130,887)
Other liabilities and accrued expenses	16,830	3,981
Decrease in assets held for sale	20,901	675
Decrease in liabilities held for sale	(7,915)	(3,386)

Net cash provided by operating activities	18,186	360,356

Investing Activities:
Business acquisitions, net of cash acquired	(18,617)	—
Sale of ARI	52,881	—
Purchases of fixed assets, net	(4,990)	(12,283)

Net cash provided by/(used in) investing activities	29,274	(12,283)

Financing Activities:
Increase/(decrease) in short-term financing	9	(239,980)
Payment of cash dividend	(30,402)	(41,631)
Increase in noncontrolling interests	7,304	572
Repurchase of common stock	(50,343)	(31,664)

Net cash used in financing activities	(73,432)	(312,703)

Currency adjustment:
Effect of exchange rate changes on cash	(387)	(389)

Net increase/(decrease) in cash and cash equivalents	(26,359)	34,981

Cash and cash equivalents at beginning of period	50,364	33,793

Cash and cash equivalents at end of period	$24,005	$68,774

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,046	$14,586
Income taxes	$8,463	$16,638

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

As discussed in Note 3, Advisory Research, Inc. ("ARI") was sold in the third quarter of 2019. ARI's results were previously reported in the Company's Asset Management segment, which provided traditional asset management services with product offerings in master limited partnerships and equity securities.

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

The Company leases its corporate headquarters and other offices under various non-cancelable leases, all of which are operating leases. In addition to rent, the leases require payment of real estate taxes, insurance and common area maintenance. The original terms of the Company's lease agreements generally range up to 12 years. Some of the leases contain renewal and/or termination options, escalation clauses, rent-free holidays and operating cost adjustments.

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

The discount rate used to determine the present value of the remaining lease payments reflects the Company’s incremental borrowing rate, which is the rate the Company would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment. In calculating its discount rates, the Company took into consideration a current financing arrangement that is on a secured (i.e., collateralized) basis, as well as market interest rates and spreads, other reference points, and the respective tenors of the Company’s designated lease term ranges. The Company applied the portfolio approach in determining the discount rates for its leases. The weighted-average discount rate was 4.0 percent at September 30, 2019.

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

Adoption of New Accounting Standards

Leases

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize a ROU lease asset and lease liability on the consolidated statements of financial condition for all leases with a term longer than 12 months and disclose key information about leasing arrangements. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The Company adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective approach and applied the package of practical expedients in transitioning to the new guidance. Electing the package of practical expedients allowed the Company to carry forward its prior conclusions on lease definition, lease classification and initial direct costs related to the existing leases as of the adoption date. Also, the Company has elected the practical expedient to not separate lease components from nonlease components. Both at transition and for new leases thereafter, ROU lease assets and lease liabilities are initially recognized based on the present value of future minimum lease payments over the lease term, including nonlease components such as fixed common area maintenance costs and other fixed costs (e.g., real estate taxes and insurance).

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

Note 3 Discontinued Operations
In the third quarter of 2019, the Company completed the sale of its traditional asset management business, which was conducted through its wholly-owned subsidiary ARI. On September 20, 2019, the Company completed the sale of the master limited partnerships ("MLP") and energy infrastructure strategies business to Tortoise Capital Advisors. Additionally, on September 27, 2019, the Company completed the sale of its remaining equity strategies business to an existing management team.

The transactions generated cash proceeds of $52.9 million and include the potential for the Company to receive additional cash consideration payments based on prospective revenues. The Company is eligible to receive an additional payment of up to $35.7 million contingent upon contractually defined MLP revenue exceeding a revenue threshold in the one-year period following the close of the transaction. The Company may also receive an additional payment based upon a multiple of aggregate revenue with respect to certain sub-advised accounts as of December 31, 2020. The Company will record a gain upon receipt of the earnout payments, if any.

In addition, the Company is eligible to receive additional payments up to a total of $10.0 million based on the revenues of the equity strategies business during each of the four annual periods from January 1, 2020 to December 31, 2023. The Company estimated the fair value of this earnout to be $2.2 million upon the close of the transaction, which will be reevaluated at each reporting date.

ARI's results, previously reported in the Asset Management segment, have been presented as discontinued operations for all periods presented and the related assets and liabilities were classified as held for sale. As of December 31, 2018, the disposal group consisted of:

December 31,
(Dollars in thousands)	2018
Net deferred income tax assets	$28,861
Fee receivables	4,128
Intangible assets	8,090
Other assets	1,562
Total assets held for sale	$42,641

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

December 31,
(Dollars in thousands)	2018
Accrued compensation	$9,934
Other liabilities	278
Total liabilities held for sale	$10,212

The components of discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Net revenues	$7,939	$11,576	$26,546	$33,896

Operating expenses	7,068	8,327	22,589	27,286
Intangible asset amortization and impairment (1)	—	1,401	5,465	4,202
Restructuring costs	9,572	—	10,268	272
Total non-interest expenses	16,640	9,728	38,322	31,760

Income/(loss) from discontinued operations before income tax expense/(benefit)	(8,701)	1,848	(11,776)	2,136

Income tax expense/(benefit)	(1,752)	462	(2,522)	401

Net income/(loss) from discontinued operations before gain on sales	(6,949)	1,386	(9,254)	1,735

Gain on sales, net of tax	33,026	—	33,026	—

Income from discontinued operations, net of tax	$26,077	$1,386	$23,772	$1,735

(1)	Includes $2.9 million of intangible asset impairment related to the ARI trade name for the nine months ended September 30, 2019.

Note 4 Acquisitions

Weeden & Co. L.P. ("Weeden & Co.")

On August 2, 2019, the Company completed the acquisition of Weeden & Co., a broker dealer specializing in equity security sales and trading. The economic value of the acquisition was approximately $42.0 million and was completed pursuant to a securities purchase agreement dated February 24, 2019, as amended. The transaction added enhanced trade execution capabilities and scale to the Company's equities institutional sales and trading business.

The Company acquired net assets with a fair value of $23.0 million as described below. As part of the purchase price, the Company granted $10.3 million in restricted cash as consideration on the acquisition date. The Company also entered into acquisition-related compensation arrangements with certain employees of $7.3 million in restricted stock for retention purposes. Both the restricted cash and restricted stock are subject to graded vesting, beginning on the third anniversary of the acquisition date, so long as the applicable employee remains continuously employed by the Company for such period. Compensation expense will be amortized on a straight-line basis over the requisite service period of four years.

Additional cash compensation of up to $31.5 million may be earned if a net revenue target is achieved during the period from January 1, 2020 to June 30, 2021. Weeden & Co.'s equity holders, a portion of which are now employees of the Company, are eligible to receive the additional payment. Employees must fulfill service requirements in exchange for the rights to the additional payment. Amounts estimated to be payable to employees, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite performance period. The Company recorded a liability as of the acquisition date for the fair value related to non-employee equity holders. If earned, the amount will be paid by September 30, 2021.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

This acquisition was accounted for pursuant to FASB Accounting Standards Codification Topic 805, "Business Combinations." Accordingly, the purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the net assets acquired was allocated between goodwill and intangible assets. The Company recorded $6.4 million of goodwill on the consolidated statements of financial condition, all of which is expected to be deductible for income tax purposes. The final goodwill recorded on the Company's consolidated statements of financial condition may differ from that reflected herein as a result of measurement period adjustments. In management's opinion, the goodwill represents the reputation and operating expertise of Weeden & Co.

Identifiable intangible assets purchased by the Company consisted of customer relationships and internally developed software with acquisition-date fair values of $10.6 million and $4.6 million, respectively. The Company anticipates finalizing the fair value of Weeden & Co. intangible assets in the fourth quarter of 2019.

Transaction costs of $1.0 million and $1.7 million were incurred for the three and nine months ended September 30, 2019, respectively, and are included in restructuring and integration costs on the consolidated statements of operations.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition:

(Dollars in thousands)
Assets:
Cash and cash equivalents	$4,351
Receivables from brokers, dealers and clearing organizations	1,641
Fixed assets	289
Goodwill	6,360
Intangible assets	15,200
Right-of-use lease asset	6,811
Other assets	6,753
Total assets acquired	41,405

Liabilities:
Accrued compensation	2,114
Accrued lease liability	6,811
Other liabilities and accrued expenses	9,512
Total liabilities assumed	18,437

Net assets acquired	$22,968

Weeden & Co.'s results of operations have been included in the Company's consolidated financial statements prospectively beginning on the date of acquisition. The acquisition has been fully integrated with the Company's existing operations. Accordingly, post-acquisition revenues and net income are not discernible. The following unaudited pro forma financial data assumes that the acquisition had occurred at the beginning of the comparable prior period presented. Pro forma results have been prepared by adjusting the Company's historical results to include Weeden & Co.'s results of operations adjusted for the following changes: amortization expense was adjusted to account for the acquisition-date fair value of intangible assets; compensation and benefits expenses were adjusted to reflect the restricted cash issued as part of the purchase price and the restricted stock issued for retention purposes; and the income tax effect of applying the Company's statutory tax rates to Weeden & Co.'s results of operations. The Company's consolidated unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable periods presented, does not contemplate client account overlap and anticipated operational efficiencies of the combined entities, nor does it indicate the results of operations in future periods.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Net revenues	$205,230	$222,890	$591,654	$580,446
Net income from continuing operations applicable to Piper Jaffray Companies	16,431	20,144	44,904	36,121

Definitive Agreement to Acquire Sandler O'Neill

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

Note 5 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$13,756	$1,458
Convertible securities	119,962	92,485
Fixed income securities	60,312	31,906
Municipal securities:
Taxable securities	22,822	38,711
Tax-exempt securities	191,324	268,804
Short-term securities	106,175	52,472
Mortgage-backed securities	13	15
U.S. government agency securities	130,503	123,384
U.S. government securities	3,526	954
Derivative contracts	21,972	17,033
Total financial instruments and other inventory positions owned	$670,365	$627,222

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$68,464	$82,082
Fixed income securities	23,593	20,180
U.S. government agency securities	21,993	10,257
U.S. government securities	92,968	60,365
Derivative contracts	7,072	4,543
Total financial instruments and other inventory positions sold, but not yet purchased	$214,090	$177,427

At September 30, 2019 and December 31, 2018, financial instruments and other inventory positions owned in the amount of $361.4 million and $147.4 million, respectively, had been pledged as collateral for short-term financings.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Financial instruments and other inventory positions sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. The Company is obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected on the consolidated statements of financial condition. The Company economically hedges changes in the market value of its financial instruments and other inventory positions owned using inventory positions sold, but not yet purchased, interest rate derivatives, and U.S. treasury bond futures and options.

Derivative Contract Financial Instruments

The Company uses interest rate swaps, interest rate locks, and U.S. treasury bond futures and options as a means to manage risk in certain inventory positions. The Company also enters into interest rate swaps to facilitate customer transactions. The following describes the Company's derivatives by the type of transaction or security the instruments are economically hedging.

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

Trading securities derivatives: The Company enters into interest rate derivative contracts and uses U.S. treasury bond futures and options to hedge interest rate and market value risks associated with its fixed income securities. These instruments use interest rates based upon the Municipal Market Data ("MMD") index, LIBOR or the SIFMA index.

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

	September 30, 2019			December 31, 2018
(Dollars in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$237,342	$226,088	$2,262,912	$181,199	$169,950	$2,532,966
Trading securities	482	5,365	216,375	408	4,202	262,275
	$237,824	$231,453	$2,479,287	$181,607	$174,152	$2,795,241

(1)	Derivative assets are included within financial instruments and other inventory positions owned on the consolidated statements of financial condition.

(2)	Derivative liabilities are included within financial instruments and other inventory positions sold, but not yet purchased on the consolidated statements of financial condition.

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

		Three Months Ended		Nine Months Ended
(Dollars in thousands)		September 30,		September 30,
Derivative Category	Operations Category	2019	2018	2019	2018
Interest rate derivative contract	Investment banking	$(203)	$(301)	$(634)	$(1,567)
Interest rate derivative contract	Institutional brokerage	(5)	980	(450)	5,212
		$(208)	$679	$(1,084)	$3,645

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company's derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of September 30, 2019, the Company had $22.0 million of uncollateralized credit exposure with these counterparties (notional contract amount of $175.1 million), including $18.5 million of uncollateralized credit exposure with one counterparty.

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

Convertible securities – Convertible securities are valued based on observable trades, when available, and therefore are generally categorized as Level II.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Derivative contracts – Derivative contracts include interest rate swaps, interest rate locks and U.S. treasury bond futures and options. These instruments derive their value from underlying assets, reference rates, indices or a combination of these factors. The majority of the Company's interest rate derivative contracts, including both interest rate swaps and interest rate locks, are valued using market standard pricing models based on the net present value of estimated future cash flows. The valuation models used do not involve material subjectivity as the methodologies do not entail significant judgment and the pricing inputs are market observable, including contractual terms, yield curves and measures of volatility. These instruments are classified as Level II within the fair value hierarchy. Certain interest rate locks transact in less active markets and were valued using valuation models that included the previously mentioned observable inputs and certain unobservable inputs that required significant judgment, such as the premium over the MMD curve. These instruments are classified as Level III.

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

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking and other investments at inception to reflect economic events in earnings on a timely basis. Merchant banking and other equity investments of $2.2 million and $3.0 million, included within investments on the consolidated statements of financial condition, are accounted for at fair value and are classified as Level III assets at September 30, 2019 and December 31, 2018, respectively. The realized and unrealized net impact from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were losses of $0.5 million and gains of $0.9 million for the nine months ended September 30, 2019 and 2018, respectively.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of September 30, 2019:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets:
Financial instruments and other inventory positions owned:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (2)	4 - 11 bps	6.7 bps
Investments at fair value:
Equity securities in private companies	Market approach	Revenue multiple (2)	3 - 6 times	4.5 times
		EBITDA multiple (2)	11 - 20 times	15.5 times

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in bps (3)	4 - 11 bps	8.2 bps
Uncertainty of fair value measurements:

(1)	Unobservable inputs were weighted by the relative fair value of the financial instruments.

(2)	Significant increase/(decrease) in the unobservable input in isolation would have resulted in a significantly higher/(lower) fair value measurement.

(3)	Significant increase/(decrease) in the unobservable input in isolation would have resulted in a significantly lower/(higher) fair value measurement.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of September 30, 2019:

					Counterparty
					and Cash
					Collateral
(Dollars in thousands)	Level I	Level II	Level III		Netting (1)	Total
Assets:
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$44	$13,712	$—		$—	$13,756
Convertible securities	—	119,962	—		—	119,962
Fixed income securities	—	60,312	—		—	60,312
Municipal securities:
Taxable securities	—	22,822	—		—	22,822
Tax-exempt securities	—	191,324	—		—	191,324
Short-term securities	—	106,175	—		—	106,175
Mortgage-backed securities	—	—	13		—	13
U.S. government agency securities	—	130,503	—		—	130,503
U.S. government securities	3,526	—	—		—	3,526
Derivative contracts	—	237,342	482		(215,852)	21,972
Total financial instruments and other inventory positions owned	3,570	882,152	495		(215,852)	670,365

Cash equivalents	909	—	—		—	909

Investments at fair value	15,723	892	131,822	(2)	—	148,437
Total assets	$20,202	$883,044	$132,317		$(215,852)	$819,711

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$56,220	$12,244	$—		$—	$68,464
Fixed income securities	—	23,593	—		—	23,593
U.S. government agency securities	—	21,993	—		—	21,993
U.S. government securities	92,968	—	—		—	92,968
Derivative contracts	—	226,548	4,905		(224,381)	7,072
Total financial instruments and other inventory positions sold, but not yet purchased	$149,188	$284,378	$4,905		$(224,381)	$214,090

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

(2)	Noncontrolling interests of $65.4 million are attributable to third party ownership in consolidated merchant banking and senior living funds.

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

The Company's Level III assets were $132.3 million and $108.0 million, or 16.1 percent and 13.6 percent of financial instruments measured at fair value at September 30, 2019 and December 31, 2018, respectively. There were no significant transfers between levels for the nine months ended September 30, 2019.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

								Unrealized gains/
								(losses) for assets/
	Balance at				Realized	Unrealized	Balance at	liabilities held at
	June 30,			Transfers	gains/	gains/	September 30,	September 30,
(Dollars in thousands)	2019	Purchases	Sales	out	(losses)	(losses)	2019	2019
Assets:
Financial instruments and other inventory positions owned:
Mortgage-backed securities	$13	$—	$—	$—	$—	$—	$13	$—
Derivative contracts	—	—	—	—	—	482	482	482
Total financial instruments and other inventory positions owned	13	—	—	—	—	482	495	482

Investments at fair value	132,556	15,623	(12,772)	—	2,901	(6,486)	131,822	(3,585)
Total assets	$132,569	$15,623	$(12,772)	$—	$2,901	$(6,004)	$132,317	$(3,103)

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$4,418	$(3,576)	$—	$—	$3,576	$487	$4,905	$1,860
Total financial instruments and other inventory positions sold, but not yet purchased	$4,418	$(3,576)	$—	$—	$3,576	$487	$4,905	$1,860

								Unrealized gains/
								(losses) for assets/
	Balance at				Realized	Unrealized	Balance at	liabilities held at
	June 30,			Transfers	gains/	gains/	September 30,	September 30,
(Dollars in thousands)	2018	Purchases	Sales	out	(losses)	(losses)	2018	2018
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Short-term securities	$45	$—	$—	$—	$—	$—	$45	$—
Mortgage-backed securities	18	—	—	—	—	(2)	16	(2)
Derivative contracts	930	—	(90)	—	90	343	1,273	441
Total financial instruments and other inventory positions owned	993	—	(90)	—	90	341	1,334	439

Investments at fair value	108,121	10,000	(14,199)	(357)	4,949	(4,229)	104,285	(4,229)
Total assets	$109,114	$10,000	$(14,289)	$(357)	$5,039	$(3,888)	$105,619	$(3,790)

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$1,005	$(210)	$40	$—	$169	$(636)	$368	$(464)
Total financial instruments and other inventory positions sold, but not yet purchased	$1,005	$(210)	$40	$—	$169	$(636)	$368	$(464)

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

								Unrealized gains/
								(losses) for assets/
	Balance at				Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	gains/	gains/	September 30,	September 30,
(Dollars in thousands)	2018	Purchases	Sales	out	(losses)	(losses)	2019	2019
Assets:
Financial instruments and other inventory positions owned:
Mortgage-backed securities	$15	$—	$(6)	$—	$(23)	$27	$13	$—
Derivative contracts	229	—	(336)	—	336	253	482	482
Total financial instruments and other inventory positions owned	244	—	(342)	—	313	280	495	482

Investments at fair value	107,792	23,623	(12,772)	(783)	2,901	11,061	131,822	13,473
Total assets	$108,036	$23,623	$(13,114)	$(783)	$3,214	$11,341	$132,317	$13,955

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$4,202	$(12,398)	$—	$—	$12,398	$703	$4,905	$4,905
Total financial instruments and other inventory positions sold, but not yet purchased	$4,202	$(12,398)	$—	$—	$12,398	$703	$4,905	$4,905

								Unrealized gains/
								(losses) for assets/
	Balance at				Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	gains/	gains/	September 30,	September 30,
(Dollars in thousands)	2017	Purchases	Sales	out	(losses)	(losses)	2018	2018
Assets:
Financial instruments and other inventory positions owned:
Municipal securities:
Tax-exempt securities	$700	$—	$—	$(700)	$—	$—	$—	$—
Short-term securities	714	—	(725)	—	51	5	45	—
Mortgage-backed securities	481	—	(5)	—	—	(460)	16	(93)
Derivative contracts	126	4	(2,965)	—	2,961	1,147	1,273	1,273
Total financial instruments and other inventory positions owned	2,021	4	(3,695)	(700)	3,012	692	1,334	1,180

Investments at fair value	126,060	11,708	(29,139)	(502)	14,015	(17,857)	104,285	(8,307)
Total assets	$128,081	$11,712	$(32,834)	$(1,202)	$17,027	$(17,165)	$105,619	$(7,127)

Liabilities:
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$4,433	$(1,600)	$3,266	$—	$(1,666)	$(4,065)	$368	$368
Total financial instruments and other inventory positions sold, but not yet purchased	$4,433	$(1,600)	$3,266	$—	$(1,666)	$(4,065)	$368	$368

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

Consolidated VIEs

The Company's consolidated VIEs at September 30, 2019 included certain alternative asset management funds in which the Company has an investment and, as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.

The following table presents information about the carrying value of the assets and liabilities of the VIEs which are consolidated by the Company and included on the consolidated statements of financial condition at September 30, 2019. The assets can only be used to settle the liabilities of the respective VIE, and the creditors of the VIEs do not have recourse to the general credit of the Company. One of these VIEs has $25.0 million of bank line financing available with an interest rate based on prime plus an applicable margin. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities are eliminated in consolidation.

Alternative Asset
(Dollars in thousands)	Management Funds
Assets:
Investments	$128,708
Other assets	438
Total assets	$129,146

Liabilities:
Other liabilities and accrued expenses	$12,674
Total liabilities	$12,674

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Nonconsolidated VIEs

The Company determined it is not the primary beneficiary of certain VIEs and accordingly does not consolidate them. These VIEs had net assets approximating $0.3 billion at September 30, 2019 and December 31, 2018. The Company's exposure to loss from these VIEs is $6.0 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at September 30, 2019. The Company had no liabilities related to these VIEs at September 30, 2019 and December 31, 2018. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of September 30, 2019.

Note 8 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Receivable from clearing organizations	$151,876	$223,987
Receivable from brokers and dealers	16,028	7,700
Other	7,448	3,591
Total receivables from brokers, dealers and clearing organizations	$175,352	$235,278

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Payable to clearing organizations	$—	$4,734
Payable to brokers and dealers	4,857	3,923
Total payables to brokers, dealers and clearing organizations	$4,857	$8,657

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

Note 9 Investments

The Company's investments include investments in private companies and partnerships and registered mutual funds.

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Investments at fair value	$148,437	$144,028
Investments at cost	1,084	1,512
Investments accounted for under the equity method	6,027	6,346
Total investments	155,548	151,886

Less investments attributable to noncontrolling interests (1)	(65,363)	(52,972)
	$90,185	$98,914

(1)	Noncontrolling interests are attributable to third party ownership in consolidated merchant banking and senior living funds.

At September 30, 2019, investments carried on a cost basis had an estimated fair market value of $1.1 million. Because valuation estimates were based upon management's judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Note 10 Other Assets

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Fee receivables	$22,717	$18,990
Income tax receivables	25,320	—
Accrued interest receivables	2,829	4,240
Forgivable loans, net	6,658	7,152
Prepaid expenses	10,349	8,763
Other	12,063	7,298
Total other assets	$79,936	$46,443

Note 11 Goodwill and Intangible Assets

(Dollars in thousands)
Goodwill
Balance at December 31, 2018	$81,855
Goodwill acquired	6,360
Balance at September 30, 2019	$88,215

Intangible assets
Balance at December 31, 2018	$4,284
Intangible assets acquired	15,200
Amortization of intangible assets	(2,735)
Balance at September 30, 2019	$16,749

The addition of goodwill and intangible assets during the nine months ended September 30, 2019 related to the acquisition of Weeden & Co., as discussed in Note 4. Management identified $15.2 million of intangible assets, consisting of $10.6 million of customer relationships and $4.6 million of internally developed software, which will be amortized over a weighted average life of 8.4 years and 3.6 years, respectively.

The following table summarizes the future aggregate amortization expense of the Company's intangible assets with determinable lives:

(Dollars in thousands)
Remainder of 2019	$1,468
2020	4,020
2021	3,050
2022	2,217
2023	1,510
Thereafter	4,484
Total	$16,749

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 12 Short-Term Financing

The Company issues secured commercial paper to fund a portion of its securities inventory. The commercial paper notes ("CP Notes") can be issued with maturities of 27 days to 270 days from the date of issuance. The CP Notes are currently issued under two separate programs, CP Series A and CP Series II A, and are secured by different inventory classes. As of September 30, 2019, the weighted average maturity of outstanding CP Notes was nine days. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin. CP Series II A includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain excess net capital of $100 million. The Company had CP Notes of $50.0 million outstanding at September 30, 2019 and December 31, 2018 with weighted average interest rates of 3.04% and 3.38%, respectively.

The Company's committed short-term bank line financing at September 30, 2019 consisted of a one-year $175 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2018. The Company uses this credit facility in the ordinary course of business to fund a portion of its daily operations and the amount borrowed under this credit facility varies daily based on the Company's funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 13, 2019. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At September 30, 2019, the Company had no advances against this line of credit.

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

The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations and regulatory proceedings. Reasonably possible losses in excess of amounts accrued at September 30, 2019 are not material. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 14 Leases

The Company leases office space throughout the United States and in a limited number of foreign countries where the Company's international operations reside. Aggregate minimum lease commitments on an undiscounted basis for the Company’s operating leases (including short-term leases) as of September 30, 2019 were as follows:

(Dollars in thousands)
Remainder of 2019	$4,207
2020	16,599
2021	12,262
2022	10,895
2023	7,943
Thereafter	17,131
Total	$69,037

The weighted-average remaining lease term was 5.4 years at September 30, 2019.

For the three and nine months ended September 30, 2019, the Company’s operating lease cost from continuing operations was $3.2 million and $8.9 million, respectively, of which $0.2 million and $0.5 million, respectively, related to short-term leases. The Company recorded sublease income from continuing operations of $0.4 million and $1.3 million, respectively, for the three and nine months ended September 30, 2019.

Note 15 Restructuring and Integration Costs

The Company incurred restructuring costs from continuing operations for the three and nine months ended September 30, 2019, primarily in conjunction with its acquisition of Weeden & Co. The Company incurred restructuring costs from continuing operations for the nine months ended September 30, 2018, primarily related to headcount reductions in the second quarter of 2018. The Company incurred integration costs from continuing operations for the three and nine months ended September 30, 2019, related to the acquisition of Weeden & Co. and the pending acquisition of Sandler O'Neill.

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
(Dollars in thousands)	2019	2018	2019	2018
Severance, benefits and outplacement costs	$1,829	$—	$2,938	$3,183
Contract termination costs	—	—	2,798	185
Vacated leased office space	1,726	—	1,726	130
Total restructuring costs	3,555	—	7,462	3,498

Integration costs	2,588	—	5,076	—

Total restructuring and integration costs	$6,143	$—	$12,538	$3,498

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 16 Shareholders' Equity

Share Repurchases

Effective September 30, 2017, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares, which expired on September 30, 2019. During the nine months ended September 30, 2019, the Company repurchased 501 shares at an average price of $64.80 per share related to this authorization. During the nine months ended September 30, 2018, the Company repurchased 124,606 shares at an average price of $72.26 per share for an aggregate purchase price of $9.0 million related to this authorization.

The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. The Company purchased 698,065 shares and 264,254 shares, or $50.3 million and $22.7 million of the Company's common stock for these purposes during the nine months ended September 30, 2019 and 2018, respectively.

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 17. During the nine months ended September 30, 2019 and 2018, the Company issued 1,406,139 shares and 840,043 shares, respectively, related to these obligations.

Dividends

The Company's dividend policy includes both a quarterly and an annual special cash dividend. The annual special cash dividend is payable in the first quarter of each year, with the intention of returning a metric based on the Company's net income from the previous fiscal year.

During the nine months ended September 30, 2019, the Company declared and paid quarterly cash dividends on its common stock, aggregating $1.125 per share, and an annual special cash dividend on its common stock of $1.01 per share, totaling $30.4 million.

On October 30, 2019, the board of directors declared a cash dividend of $0.375 per share to be paid on December 13, 2019, to shareholders of record as of the close of business on November 22, 2019.

Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Jaffray Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. Noncontrolling interests include the minority equity holders' proportionate share of the equity in merchant banking funds of $62.7 million and a senior living fund of $2.7 million as of September 30, 2019. As of December 31, 2018, noncontrolling interests included the minority equity holders' proportionate share of the equity in merchant banking funds of $50.2 million and a senior living fund of $2.8 million.

Ownership interests in entities held by parties other than the Company's common shareholders are presented as noncontrolling interests within shareholders' equity, separate from the Company's own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company's common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the nine months ended September 30, 2019 and 2018.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 17 Compensation Plans

Stock-Based Compensation Plans

The Company has two outstanding stock-based compensation plans: the Piper Jaffray Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (the "Incentive Plan") and the 2019 Employment Inducement Plan ("Weeden & Co. Inducement Plan"). The Company's equity awards are recognized on the consolidated statements of operations at grant date fair value over the service period of the award, less forfeitures.

The following table provides a summary of the Company's outstanding equity awards (in shares or units) as of September 30, 2019:

Incentive Plan
Restricted Stock
Annual grants	475,309
Sign-on grants	119,732
595,041
Weeden & Co. Inducement Plan
Restricted Stock	97,752

Total restricted stock outstanding	692,793

Incentive Plan
Restricted Stock Units
Leadership grants	114,315

Incentive Plan
Stock Options	81,667

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 8.2 million shares of common stock (0.7 million shares remained available for future issuance under the Incentive Plan as of September 30, 2019). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

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

Up to 75 percent of the award can be earned based on the Company achieving certain average adjusted return on equity targets, as defined in the terms of the award agreements. The fair value of this portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The probability that the performance condition will be achieved is reevaluated each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of September 30, 2019, the Company has determined that the probability of achieving the performance condition for each award is as follows:

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

On August 2, 2019, the Company established the Weeden & Co. Inducement Plan in conjunction with its acquisition of Weeden & Co. and granted $7.3 million (97,752 shares) in restricted stock. These restricted shares are subject to graded vesting, generally beginning on the third anniversary of the grant date through August 2, 2023. Weeden & Co. Inducement Plan awards are amortized as compensation expense on a straight-line basis over the vesting period. Employees forfeit unvested shares upon termination of employment and a reversal of compensation expense is recorded.

Stock-Based Compensation Activity

The following table summarizes the Company's stock-based compensation activity within continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2019	2018	2019	2018
Stock-based compensation expense	$7.9	$12.7	$17.9	$31.0
Forfeitures	0.3	0.2	1.5	0.7
Tax benefit related to stock-based compensation expense	1.6	2.3	3.1	5.0

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2018	1,569,795	$53.80
Granted	435,796	73.92
Vested	(1,297,836)	47.12
Canceled	(14,962)	78.46
September 30, 2019	692,793	$78.44

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2018	194,251	$48.97
Granted	39,758	75.78
Vested	(103,707)	19.93
Canceled	(15,987)	45.79
September 30, 2019	114,315	$85.09

As of September 30, 2019, there was $14.5 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 3.3 years.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the Company's outstanding stock options:

Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2018	81,667	$99.00	9.1	$—
Granted	—	—
Exercised	—	—
Canceled	—	—
September 30, 2019	81,667	$99.00	8.4	$—

As of September 30, 2019, there was $1.4 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 3.4 years. There were no options exercised during the nine months ended September 30, 2019.

Acquisition-related Compensation Arrangements

The Company entered into acquisition-related compensation arrangements with certain employees for retention and incentive purposes. Additional cash compensation was available to certain employees subject to exceeding an investment banking revenue threshold during the three year Simmons post-acquisition period, which ended on February 26, 2019. The Company accrued $40.1 million related to this performance award plan, which was paid in August 2019. Amounts payable related to this performance award plan were recorded as compensation expense from continuing operations on the consolidated statements of operations over the requisite performance period of three years. The Company recorded $0.4 million and $7.2 million as compensation expense from continuing operations for the nine months ended September 30, 2019 and 2018, respectively.

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

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a portion of their compensation. In 2017, this plan was closed to future deferral elections by participants for performance periods beginning after December 31, 2017. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. Investments in the grantor trust, consisting of mutual funds, totaled $15.7 million and $31.2 million as of September 30, 2019 and December 31, 2018, respectively, and are included in investments on the consolidated statements of financial condition. The compensation deferred by the employees was expensed in the period earned. The deferred compensation liability was $16.1 million and $31.4 million as of September 30, 2019 and December 31, 2018, respectively. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 18 Earnings Per Share ("EPS")

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

The computation of earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2019	2018	2019	2018
Net income from continuing operations applicable to Piper Jaffray Companies	$17,165	$20,637	$49,281	$37,117
Net income from discontinued operations	26,077	1,386	23,772	1,735
Net income applicable to Piper Jaffray Companies	43,242	22,023	73,053	38,852
Earnings allocated to participating securities (1)	(800)	(2,646)	(3,524)	(5,202)
Net income applicable to Piper Jaffray Companies' common shareholders (2)	$42,442	$19,377	$69,529	$33,650

Shares for basic and diluted calculations:
Average shares used in basic computation	13,708	13,343	13,502	13,248
Restricted stock units	131	165	175	196
Non-participating restricted shares	246	—	205	—
Average shares used in diluted computation (3)	14,085	13,508	13,882	13,444

Earnings per basic common share:
Income from continuing operations	$1.23	$1.36	$3.46	$2.41
Income from discontinued operations	1.87	0.09	1.69	0.13
Earnings per basic common share	$3.09	$1.45	$5.15	$2.54

Earnings per diluted common share:
Income from continuing operations	$1.20	$1.34	$3.37	$2.37
Income from discontinued operations	1.82	0.09	1.64	0.13
Earnings per diluted common share (3)	$3.01	$1.43	$5.01	$2.50

(1)
Represents the allocation of distributed and undistributed earnings to participating securities. No allocation of undistributed earnings is made for periods in which a loss is incurred, or for periods in which cash dividends exceed net income resulting in an undistributed loss. Distributed earnings (e.g., dividends) are allocated to participating securities. Participating securities include the Company's unvested restricted shares issued prior to the 2019 Annual Grant. The weighted average participating shares outstanding were 272,170 and 1,842,036 for the three months ended September 30, 2019 and 2018, respectively, and 598,894 and 1,944,946 for the nine months ended September 30, 2019 and 2018, respectively.

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

(3)
Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred, or for periods in which cash dividends exceed net income resulting in an undistributed loss. Common shares of 1,754,634 were excluded from diluted EPS for the nine months ended September 30, 2018, as the Company had an undistributed loss for this period.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The average shares used in the diluted computation excluded anti-dilutive stock options and non-participating restricted shares of 0.3 million and 0.1 million for the three and nine months ended September 30, 2019, respectively. The anti-dilutive effects from stock options, restricted stock units and non-participating restricted shares were immaterial for the nine months ended September 30, 2018.

Note 19 Revenues and Business Information

The Company's activities as an investment bank and institutional securities firm constitute a single business segment. The substantial majority of the Company's net revenues and long-lived assets are located in the U.S.

Segment pre-tax operating income and segment pre-tax operating margin exclude the results of discontinued operations.

Reportable segment financial results from continuing operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Capital Markets
Investment banking
Advisory services	$106,769	$113,540	$296,886	$266,083
Equity financing	21,837	32,188	61,148	99,868
Debt financing	22,963	20,936	54,249	45,473
Total investment banking	151,569	166,664	412,283	411,424

Institutional sales and trading
Equities	25,120	17,804	56,609	54,951
Fixed income	25,769	18,170	69,531	53,093
Total institutional sales and trading	50,889	35,974	126,140	108,044

Investment income/(loss)	(1,375)	5,045	18,325	12,057

Other financing expenses	(348)	(1,732)	(1,053)	(5,351)

Net revenues	200,735	205,951	555,695	526,174

Operating expenses (1)	179,700	178,165	490,598	485,379

Segment pre-tax operating income	$21,035	$27,786	$65,097	$40,795

Segment pre-tax operating margin	10.5%	13.5%	11.7%	7.8%

(1)
Operating expenses include intangible asset amortization of $1.2 million for the three months ended September 30, 2019 and 2018; and $2.7 million and $3.6 million for the nine months ended September 30, 2019 and 2018, respectively.

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

At September 30, 2019, net capital calculated under the SEC rule was $179.9 million, and exceeded the minimum net capital required under the SEC rule by $178.9 million.

Piper Jaffray Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

Piper Jaffray Ltd., a broker dealer subsidiary registered in the United Kingdom, is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of September 30, 2019, Piper Jaffray Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Jaffray Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At September 30, 2019, Piper Jaffray Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Note 21 Income Taxes

The Company recorded income tax expense from continuing operations of $10.7 million and $4.9 million for the nine months ended September 30, 2019 and 2018, respectively. Income tax expense from continuing operations was reduced by a tax benefit of $5.1 million and $6.8 million for the nine months ended September 30, 2019 and 2018, respectively, related to stock-based compensation awards vesting at values greater than the grant price.

Note 22 Subsequent Event

On October 15, 2019, the Company entered into a note purchase agreement ("Note Purchase Agreement") under which the Company issued unsecured fixed rate senior notes ("Notes") in the amount of $175 million. The initial holders of the Notes are certain entities advised by Pacific Investment Management Company ("PIMCO"). The Notes consist of two classes, Class A Notes and Class B Notes, with principal amounts of $50 million and $125 million, respectively. The Class A Notes bear interest at an annual fixed rate of 4.74 percent and mature on October 15, 2021. The Class B Notes bear interest at an annual fixed rate of 5.20 percent and mature on October 15, 2023. Interest on the Notes is payable semi-annually. The unpaid principal amounts are due in full on the respective maturity dates and may not be prepaid by the Company.

The Note Purchase Agreement includes customary events of default and covenants that, among other things, require the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital, limit the Company's leverage ratio and require the Company to maintain a minimum ratio of operating cash flow to fixed charges.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and exhibits included elsewhere in this Quarterly Report on Form 10-Q. Certain statements in this report may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include, among other things, statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2018 and in our subsequent reports filed with the SEC. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "External Factors Impacting Our Business" as well as the factors identified under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as updated in our subsequent reports filed with the SEC and under "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q. These reports are available at our Web site at www.piperjaffray.com and at the SEC Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

Explanation of Non-GAAP Financial Measures

We have included financial measures that are not prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These non-GAAP financial measures include adjustments to exclude (1) revenues and expenses related to noncontrolling interests, (2) amortization of intangible assets related to acquisitions, (3) compensation and non-compensation expenses from acquisition-related agreements, (4) acquisition-related restructuring and integration costs, (5) the impact from remeasuring deferred tax assets resulting from changes to the U.S. federal tax code, (6) the impact of the annual special cash dividend paid in the first quarter on earnings per diluted common share and (7) discontinued operations. These adjustments affect the following financial measures: net revenues, compensation expenses, non-compensation expenses, income tax expense, net income applicable to Piper Jaffray Companies, earnings per diluted common share, operating expenses, pre-tax operating income and pre-tax operating margin. Management believes that presenting these results and measures on an adjusted basis in conjunction with the corresponding U.S. GAAP measures provides the most meaningful basis for comparison of our operating results across periods, and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with U.S. GAAP.

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

During 2019, we announced three strategic activities which are important steps in the transformation of our business. These activities have impacted our results in 2019 and will significantly impact our go-forward operations. The following is a summary of these activities:

•
On August 2, 2019, we completed the acquisition of Weeden & Co. L.P. ("Weeden & Co."). Weeden & Co. is a broker dealer focused on providing institutional clients with global trading solutions, specializing in best execution through the use of high-touch, low-touch and program trading capabilities. The transaction added enhanced trade execution capabilities and scale to our equity brokerage business.

•
In the third quarter of 2019, we completed the sale of Advisory Research, Inc. ("ARI"), our traditional asset management subsidiary, through two separate transactions. On September 20, 2019, we completed the sale of our master limited partnerships and energy infrastructure strategies business to Tortoise Capital Advisors. Subsequently, on September 27, 2019, we completed the sale of our remaining equity strategies business to an existing management team. Exiting the traditional asset management business generated capital to deploy in our capital markets business.

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

Financial Highlights

	Three Months Ended			Nine Months Ended
(Amounts in thousands, except per share data)	Sept. 30,	Sept. 30,	Percent	Sept. 30,	Sept. 30,	Percent
	2019	2018	Inc/(Dec)	2019	2018	Inc/(Dec)
U.S. GAAP
Net revenues	$200,735	$205,951	(2.5)%	$555,695	$526,174	5.6%
Compensation and benefits	126,868	133,337	(4.9)	346,471	350,960	(1.3)
Non-compensation expenses	52,832	44,828	17.9	144,127	134,419	7.2
Net income applicable to Piper Jaffray Companies	43,242	22,023	96.3	73,053	38,852	88.0
Earnings per diluted common share	$3.01	$1.43	110.5	$5.01	$2.50	100.4%

Non-GAAP(1)
Adjusted net revenues	$202,513	$204,075	(0.8)%	$547,421	$523,817	4.5%
Adjusted compensation and benefits	125,798	127,423	(1.3)	341,765	327,505	4.4
Adjusted non-compensation expenses	44,391	41,814	6.2	125,553	126,636	(0.9)
Adjusted net income applicable to Piper Jaffray Companies	23,524	26,127	(10.0)	64,693	58,834	10.0
Adjusted earnings per diluted common share	$1.64	$1.70	(3.5)	$4.47	$3.83	16.7%

For the three months ended September 30, 2019

•	Net revenues were down 2.5 percent from the year-ago period as higher institutional brokerage revenues were more than offset by lower advisory services and equity financing revenues.

•	Compensation and benefits expenses decreased 4.9 percent compared with the prior-year period due primarily to lower acquisition-related compensation costs.

•
Non-compensation expenses were up 17.9 percent compared to the year-ago period driven by $6.1 million of restructuring and integration costs related to the recent acquisition of Weeden & Co. and the pending Sandler O'Neill transaction. Non-compensation expenses in the third quarter of 2019 also include incremental expenses resulting from the addition of Weeden & Co., which closed on August 2, 2019.

•
Net income applicable to Piper Jaffray Companies of $43.2 million and earnings per diluted common share of $3.01 include $26.1 million and $1.82 per diluted common share, respectively, from discontinued operations.

For the nine months ended September 30, 2019

•
Net revenues were up 5.6 percent from the year-ago period as higher advisory services, debt financing and institutional brokerage revenues, as well as higher investment income, were partially offset by lower equity financing revenues.

•
Compensation and benefits expenses decreased slightly compared with the prior-year period as lower acquisition-related compensation costs were offset by higher compensation expenses resulting from increased revenues and profitability.

•	Non-compensation expenses increased 7.2 percent compared to the year-ago period due primarily to higher restructuring and integration costs.

•
For the nine months ended September 30, 2019 and 2018, we recorded a tax benefit of $5.1 million and $6.8 million, respectively, related to restricted stock vesting at values greater than the grant price. The tax benefit increased earnings per diluted common share by $0.37 and $0.51 in the first nine months of 2019 and 2018, respectively.

(1)	Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2019	2018	2019	2018
Net revenues:
Net revenues – U.S. GAAP basis	$200,735	$205,951	$555,695	$526,174
Adjustments:
Revenue related to noncontrolling interests	1,778	(1,876)	(8,274)	(2,357)
Adjusted net revenues	$202,513	$204,075	$547,421	$523,817

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$126,868	$133,337	$346,471	$350,960
Adjustments:
Compensation from acquisition-related agreements	(1,070)	(5,914)	(4,706)	(23,455)
Adjusted compensation and benefits	$125,798	$127,423	$341,765	$327,505

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$52,832	$44,828	$144,127	$134,419
Adjustments:
Non-compensation expenses related to noncontrolling interests	(1,069)	(1,629)	(3,187)	(3,628)
Acquisition-related restructuring and integration costs	(6,143)	—	(12,538)	—
Amortization of intangible assets related to acquisitions	(1,229)	(1,214)	(2,735)	(3,643)
Non-compensation expenses from acquisition-related agreements	—	(171)	(114)	(512)
Adjusted non-compensation expenses	$44,391	$41,814	$125,553	$126,636

Net income applicable to Piper Jaffray Companies:
Net income applicable to Piper Jaffray Companies – U.S. GAAP basis	$43,242	$22,023	$73,053	$38,852
Adjustment to exclude net income from discontinued operations	26,077	1,386	23,772	1,735
Net income from continuing operations	$17,165	$20,637	$49,281	$37,117
Adjustments:
Compensation from acquisition-related agreements	811	4,447	3,799	17,637
Acquisition-related restructuring and integration costs	4,620	—	9,429	—
Amortization of intangible assets related to acquisitions	928	914	2,070	2,743
Non-compensation expenses from acquisition-related agreements	—	129	114	385
Impact of the Tax Cuts and Jobs Act legislation	—	—	—	952
Adjusted net income applicable to Piper Jaffray Companies	$23,524	$26,127	$64,693	$58,834

Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$3.01	$1.43	$5.01	$2.50
Adjustment to exclude net income from discontinued operations	1.82	0.09	1.64	0.13
Income from continuing operations	$1.20	$1.34	$3.37	$2.37
Adjustment related to participating shares (2)	—	—	—	0.04
	1.20	1.34	3.37	2.41
Adjustments:
Compensation from acquisition-related agreements	0.06	0.29	0.26	1.14
Acquisition-related restructuring and integration costs	0.32	—	0.68	—
Amortization of intangible assets related to acquisitions	0.06	0.06	0.14	0.19
Non-compensation expenses from acquisition-related agreements	—	0.01	0.01	0.03
Impact of the Tax Cuts and Jobs Act legislation	—	—	—	0.06
Adjusted earnings per diluted common share	$1.64	$1.70	$4.47	$3.83

(2)	A non-GAAP measure for which the adjustment related to participating shares excludes the impact of the annual special cash dividend paid in the first quarter.

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

Outlook for the remainder of 2019

We believe that the U.S. economy will continue to grow at a moderate pace for the near term, although this pace may be impacted by geopolitical and macroeconomic risks, such as uncertainties surrounding trade policy, negotiations regarding Brexit, and global economic deceleration. These risks and uncertainties may pose consequences for the global economy and inject periods of heightened volatility into the U.S. equity and debt markets.

U.S. monetary policy will continue to be a critical factor impacting the economy and financial markets. Uncertainties around global growth and trade continue to weigh on the U.S. Federal Reserve's outlook, and inflation remains muted. Factors such as these have resulted in three reductions in short-term interest rates during the second half of 2019. Further rate cuts are not expected unless economic conditions worsen.

Market conditions remain conducive to advisory engagements, especially in the U.S. middle market, our primary market. Advisory activity has been driven by solid economic growth domestically, healthy valuations, ample financing availability with low interest rates, and demand from private equity investors. We believe our advisory services business will continue to perform well for the remainder of 2019 as our pipeline remains strong across our industry sectors. Advisory services revenues for any given quarter are impacted by the timing and size of the deals closing, which can result in fluctuations in revenues period over period. In the third quarter of 2019, the market for equity capital raising was negatively impacted by market volatility and the weak after-market performance of certain high profile IPOs. If the equity market experiences sustained bouts of higher volatility or a material market correction, our advisory services and equity capital raising businesses may suffer.

In our equity brokerage business, the trend of market participants executing trades through low-touch execution providers and paying separately for research services has continued. This dynamic has introduced more seasonality to our equity brokerage business as we typically receive an increased level of payments for research at the end of the year. Our acquisition of Weeden & Co., which closed on August 2, 2019, added enhanced trade execution capabilities and scale to our equity brokerage business.

Interest rates remain relatively low by historical standards and the yield curve remains flat. We expect these conditions to persist. Our fixed income institutional brokerage business experienced increased demand for taxable products in the third quarter as investors looked to lock in yield anticipating a further decline in interest rates. In our public finance business, municipal issuance levels in the first nine months of 2019 increased compared to 2018 due to lower interest rates. We believe our public finance business will continue to perform well for the remainder of 2019 based on the strength of our pipeline.

Results of Operations

Financial Summary for the three months ended September 30, 2019 and September 30, 2018

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	September 30,			September 30,
			2019
(Dollars in thousands)	2019	2018	v2018	2019	2018
Revenues:
Investment banking	$151,192	$166,458	(9.2)%	75.3%	80.8%
Institutional brokerage	46,814	31,746	47.5	23.3	15.4
Interest	6,481	6,592	(1.7)	3.2	3.2
Investment income/(loss)	(1,575)	4,860	N/M	(0.8)	2.4
Total revenues	202,912	209,656	(3.2)	101.1	101.8

Interest expense	2,177	3,705	(41.2)	1.1	1.8

Net revenues	200,735	205,951	(2.5)	100.0	100.0

Non-interest expenses:
Compensation and benefits	126,868	133,337	(4.9)	63.2	64.7
Outside services	7,842	8,668	(9.5)	3.9	4.2
Occupancy and equipment	9,594	8,595	11.6	4.8	4.2
Communications	7,885	6,839	15.3	3.9	3.3
Marketing and business development	6,528	6,260	4.3	3.3	3.0
Deal-related expenses	6,387	7,671	(16.7)	3.2	3.7
Trade execution and clearance	3,770	2,049	84.0	1.9	1.0
Restructuring and integration costs	6,143	—	N/M	3.1	—
Intangible asset amortization	1,229	1,214	1.2	0.6	0.6
Other operating expenses	3,454	3,532	(2.2)	1.7	1.7
Total non-interest expenses	179,700	178,165	0.9	89.5	86.5

Income from continuing operations before income tax expense	21,035	27,786	(24.3)	10.5	13.5

Income tax expense	6,717	6,902	(2.7)	3.3	3.4

Income from continuing operations	14,318	20,884	(31.4)	7.1	10.1

Discontinued operations:
Income from discontinued operations, net of tax	26,077	1,386	N/M	13.0	0.7
Net income	40,395	22,270	81.4	20.1	10.8

Net income/(loss) applicable to noncontrolling interests	(2,847)	247	N/M	(1.4)	0.1

Net income applicable to Piper Jaffray Companies	$43,242	$22,023	96.3%	21.5%	10.7%
N/M – Not meaningful

For the three months ended September 30, 2019, we recorded net income applicable to Piper Jaffray Companies, including continuing and discontinued operations, of $43.2 million. Net revenues from continuing operations for the three months ended September 30, 2019 were $200.7 million, a 2.5 percent decrease compared to $206.0 million in the year-ago period. In the third quarter of 2019, investment banking revenues were $151.2 million, down 9.2 percent compared with $166.5 million in the prior-year period, due to lower advisory services and equity financing revenues, which were partially offset by higher debt financing revenues. For the three months ended September 30, 2019, institutional brokerage revenues increased 47.5 percent to $46.8 million, compared with $31.7 million in the third quarter of 2018, due to higher equity and fixed income institutional brokerage revenues. For the three months ended September 30, 2019, net interest income was $4.3 million, up compared to $2.9 million in the prior-year period. Non-interest expenses from continuing operations were $179.7 million for the three months ended September 30, 2019, compared to $178.2 million in the prior-year period, as lower compensation expenses resulting primarily from lower acquisition-related compensation were offset by $6.1 million of acquisition-related restructuring and integration costs.

Consolidated Non-Interest Expenses from Continuing Operations

Compensation and Benefits – Compensation and benefits expenses, which are the largest component of our expenses, include salaries, incentive compensation, benefits, stock-based compensation, employment taxes, income associated with the forfeiture of stock-based compensation and other employee-related costs. A portion of compensation expense is comprised of variable incentive arrangements, including discretionary incentive compensation, the amount of which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits. Other compensation costs, primarily base salaries and benefits, are more fixed in nature. The timing of incentive compensation payments, which generally occur in February, has a greater impact on our cash position and liquidity than is reflected on our consolidated statements of operations. We have granted restricted stock and restricted cash with service conditions as a component of our acquisition deal consideration, which is amortized to compensation expense over the service period.

For the three months ended September 30, 2019, compensation and benefits expenses decreased 4.9 percent to $126.9 million, compared with $133.3 million in the corresponding period of 2018. Compensation and benefits expenses as a percentage of net revenues was 63.2 percent in the third quarter of 2019, compared with 64.7 percent in the third quarter of 2018. The compensation ratio was favorably impacted by decreased acquisition-related compensation driven by a decline in compensation expenses related to the acquisition of Simmons & Company International ("Simmons") as the requisite service period for our Simmons acquisition-related compensation arrangements ended in the second quarter of 2019. Partially offsetting this decline was acquisition-related compensation related to the Weeden & Co. acquisition, which closed on August 2, 2019.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses decreased 9.5 percent to $7.8 million in the third quarter of 2019, compared with $8.7 million in the corresponding period of 2018 due primarily to lower professional fees.

Occupancy and Equipment – For the three months ended September 30, 2019, occupancy and equipment expenses increased to $9.6 million, compared with $8.6 million for the three months ended September 30, 2018.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the three months ended September 30, 2019, communication expenses increased 15.3 percent to $7.9 million, compared with $6.8 million for the three months ended September 30, 2018. The increase in expense was due to higher market data expenses and incremental expense related to the acquisition of Weeden & Co.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. For the three months ended September 30, 2019, marketing and business development expenses increased slightly to $6.5 million, compared with $6.3 million in the corresponding period of 2018.

Deal-Related Expenses – Deal-related expenses include costs we incurred over the course of a completed investment banking deal, which primarily consist of legal fees, offering expenses, and travel and entertainment costs. For the three months ended September 30, 2019, deal-related expenses were $6.4 million, compared with $7.7 million for the three months ended September 30, 2018. The amount of deal-related expenses will principally be dependent on the level of deal activity and may vary from period to period as the recognition of deal-related costs typically coincides with the closing of a transaction.

Trade Execution and Clearance – For the three months ended September 30, 2019, trade execution and clearance expenses were $3.8 million, compared with $2.0 million in the corresponding period of 2018. The increase in trade execution and clearance expenses was reflective of higher trading volumes driven by the addition of Weeden & Co. onto our platform.

Restructuring and Integration Costs – For the three months ended September 30, 2019, we incurred acquisition-related restructuring and integration costs of $6.1 million related to the acquisition of Weeden & Co. and the pending acquisition of Sandler O'Neill. The expenses consisted of $2.6 million of transaction costs, $1.8 million of severance benefits and $1.7 million for vacated leased office space. We expect to incur additional restructuring and integration costs in the fourth quarter of 2019 and in the first half of 2020.

Intangible Asset Amortization – Intangible asset amortization includes the amortization of definite-lived intangible assets consisting of customer relationships, internally developed software and the Simmons trade name. For the three months ended September 30, 2019 and 2018, intangible asset amortization was $1.2 million.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses were $3.5 million in the third quarter of 2019, essentially flat compared with the corresponding period in 2018.

Income Taxes – For the three months ended September 30, 2019, our provision for income taxes was $6.7 million. Excluding the impact of noncontrolling interests, our effective tax rate was 28.1 percent.

For the three months ended September 30, 2018, our provision for income taxes was $6.9 million. In the third quarter of 2018, we recorded a $0.4 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of this benefit and noncontrolling interests, our effective tax rate was 26.5 percent.

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

The following table sets forth the adjusted financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Three Months Ended September 30,
	2019				2018
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$106,769	$—	$—	$106,769	$113,540	$—	$—	$113,540
Equity financing	21,837	—	—	21,837	32,188	—	—	32,188
Debt financing	22,963	—	—	22,963	20,936	—	—	20,936
Total investment banking	151,569	—	—	151,569	166,664	—	—	166,664

Institutional sales and trading
Equities	25,120	—	—	25,120	17,804	—	—	17,804
Fixed income	25,769	—	—	25,769	18,170	—	—	18,170
Total institutional sales and trading	50,889	—	—	50,889	35,974	—	—	35,974

Investment income/(loss)	403	(1,778)	—	(1,375)	3,169	1,876	—	5,045

Other financing expenses	(348)	—	—	(348)	(1,732)	—	—	(1,732)

Net revenues	202,513	(1,778)	—	200,735	204,075	1,876	—	205,951

Operating expenses	170,189	1,069	8,442	179,700	169,237	1,629	7,299	178,165

Pre-tax operating income	$32,324	$(2,847)	$(8,442)	$21,035	$34,838	$247	$(7,299)	$27,786

Pre-tax operating margin	16.0%			10.5%	17.1%			13.5%

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
Other adjustments – The following table sets forth the items not included in adjusted pre-tax operating income and adjusted pre-tax operating margin for the periods presented:

	Three Months Ended September 30,
(Dollars in thousands)	2019	2018
Compensation from acquisition-related agreements	$1,070	$5,914
Acquisition-related restructuring and integration costs	6,143	—
Amortization of intangible assets related to acquisitions	1,229	1,214
Non-compensation expenses from acquisition-related agreements	—	171
	$8,442	$7,299

Net revenues on a U.S. GAAP basis were $200.7 million for the three months ended September 30, 2019, compared with $206.0 million in the prior-year period. For the three months ended September 30, 2019, adjusted net revenues were $202.5 million, compared with $204.1 million in the third quarter of 2018. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

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

In the third quarter of 2019, investment banking revenues decreased 9.1 percent to $151.6 million, compared with $166.7 million in the corresponding period of the prior year. For the three months ended September 30, 2019, advisory services revenues were $106.8 million, down 6.0 percent compared to $113.5 million in the third quarter of 2018 due to fewer completed transactions. We completed 38 transactions with an aggregate enterprise value of $9.3 billion in the third quarter of 2019, compared with 45 transactions with an aggregate enterprise value of $8.5 billion in the third quarter of 2018. The uneven distribution of the number and size of deals results in revenue fluctuations from quarter to quarter. For the three months ended September 30, 2019, equity financing revenues were $21.8 million, down 32.2 percent compared with $32.2 million for the three months ended September 30, 2018, driven by fewer completed transactions. During the third quarter of 2019, we completed 15 equity financings, compared with 19 equity financings in the comparable year-ago period. Debt financing revenues for the three months ended September 30, 2019 were $23.0 million, up 9.7 percent compared to $20.9 million in the prior-year period. Municipal market issuance volumes increased in the third quarter of 2019 driven by more refinancings as a result of lower interest rates. During the third quarter of 2019, we completed 134 negotiated municipal issues with a total par value of $2.8 billion, compared with 121 negotiated municipal issues with a total par value of $4.1 billion during the prior-year period.

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

For the three months ended September 30, 2019, institutional brokerage revenues were $50.9 million, an increase of 41.5 percent compared with $36.0 million in the prior-year period. Equity institutional brokerage revenues were $25.1 million in the third quarter of 2019, up 41.1 percent compared with $17.8 million in the corresponding period of 2018. The increase resulted from the addition of Weeden & Co. to our platform during the third quarter of 2019. For the three months ended September 30, 2019, fixed income institutional brokerage revenues were $25.8 million, up 41.8 percent compared with $18.2 million in the prior-year period, driven by increased client activity within our taxable fixed income products as investors looked to lock in yield in anticipation of a further decline in interest rates.

Investment income/(loss) includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our merchant banking, energy and senior living funds, as well as management and performance fees generated from those funds. For the three months ended September 30, 2019, we recorded an investment loss of $1.4 million, compared with investment income of $5.0 million in the corresponding period of 2018. In the third quarter of 2018, we recorded gains on our investment and the noncontrolling interests in the merchant banking funds that we manage compared with losses in the current period. Excluding the impact of noncontrolling interests, adjusted investment income was $0.4 million and $3.2 million for the three months ended September 30, 2019 and 2018, respectively.

Other financing expenses primarily represent interest paid on our senior notes along with commitment fees on our line of credit. We repaid our $125 million fixed rate senior notes upon maturity on October 9, 2018, and, as a result, we no longer have financing expenses related to these notes. On October 15, 2019, we issued $175 million of fixed rate senior notes to finance a portion of our pending acquisition of Sandler O'Neill. We will incur additional financing expenses beginning in the fourth quarter of 2019 related to this issuance.

Pre-tax operating margin for the three months ended September 30, 2019 was 10.5 percent, compared with 13.5 percent for the corresponding period of 2018. The decrease in pre-tax operating margin was due to lower revenues combined with higher acquisition-related restructuring and integration costs. Adjusted pre-tax operating margin for the three months ended September 30, 2019 was 16.0 percent, compared with 17.1 percent for the corresponding period of 2018. Adjusted pre-tax operating margin decreased compared to the year-ago period due to a higher non-compensation expense ratio driven by the acquisition of Weeden & Co.

Financial Summary for the nine months ended September 30, 2019 and September 30, 2018

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
			2019
(Dollars in thousands)	2019	2018	v2018	2019	2018
Revenues:
Investment banking	$410,992	$411,203	(0.1)%	74.0%	78.1%
Institutional brokerage	113,983	92,575	23.1	20.5	17.6
Interest	20,911	25,183	(17.0)	3.8	4.8
Investment income	17,622	11,355	55.2	3.2	2.2
Total revenues	563,508	540,316	4.3	101.4	102.7

Interest expense	7,813	14,142	(44.8)	1.4	2.7

Net revenues	555,695	526,174	5.6	100.0	100.0

Non-interest expenses:
Compensation and benefits	346,471	350,960	(1.3)	62.3	66.7
Outside services	24,864	26,370	(5.7)	4.5	5.0
Occupancy and equipment	26,368	25,357	4.0	4.7	4.8
Communications	22,599	21,879	3.3	4.1	4.2
Marketing and business development	21,355	19,676	8.5	3.8	3.7
Deal-related expenses	17,840	18,888	(5.5)	3.2	3.6
Trade execution and clearance	6,593	6,240	5.7	1.2	1.2
Restructuring and integration costs	12,538	3,498	258.4	2.3	0.7
Intangible asset amortization	2,735	3,643	(24.9)	0.5	0.7
Other operating expenses	9,235	8,868	4.1	1.7	1.7
Total non-interest expenses	490,598	485,379	1.1	88.3	92.2

Income from continuing operations before income tax expense	65,097	40,795	59.6	11.7	7.8

Income tax expense	10,729	4,949	116.8	1.9	0.9

Income from continuing operations	54,368	35,846	51.7	9.8	6.8

Discontinued operations:
Income from discontinued operations, net of tax	23,772	1,735	N/M	4.3	0.3
Net income	78,140	37,581	107.9	14.1	7.1

Net income/(loss) applicable to noncontrolling interests	5,087	(1,271)	N/M	0.9	(0.2)

Net income applicable to Piper Jaffray Companies	$73,053	$38,852	88.0%	13.1%	7.4%
N/M – Not meaningful

Except as discussed below, the description of non-interest expenses and net revenues as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.

For the nine months ended September 30, 2019, we recorded net income applicable to Piper Jaffray Companies, including continuing and discontinued operations, of $73.1 million. Net revenues from continuing operations for the nine months ended September 30, 2019 increased 5.6 percent to $555.7 million, compared with $526.2 million in the year-ago period. In the first nine months of 2019, investment banking revenues were $411.0 million, essentially flat compared with the prior-year period as higher advisory services and debt financing revenues were offset by lower equity financing revenues. For the nine months ended September 30, 2019, institutional brokerage revenues increased 23.1 percent to $114.0 million, compared with $92.6 million in the first nine months of 2018, due primarily to higher fixed income institutional brokerage revenues. In the first nine months of 2019, net interest income increased to $13.1 million, compared with $11.0 million in the prior-year period. For the nine months ended September 30, 2019, investment income was $17.6 million, compared with $11.4 million in the prior-year period. The increase was driven by higher gains on our investment and the noncontrolling interests in the merchant banking funds that we manage. Non-interest expenses from continuing operations were $490.6 million for the nine months ended September 30, 2019, up slightly compared with $485.4 million in the year-ago period.

Consolidated Non-Interest Expenses from Continuing Operations

Marketing and Business Development – For the nine months ended September 30, 2019, marketing and business development expenses were $21.4 million, compared with $19.7 million in the prior year period. This increase was driven by increased travel and entertainment costs.

Restructuring and Integration Costs – For the nine months ended September 30, 2019, we incurred acquisition-related restructuring and integration costs of $12.5 million related to the acquisition of Weeden & Co. and the pending acquisition of Sandler O'Neill. The expenses consisted of $2.8 million of contract termination fees, $5.1 million of transaction costs, $2.9 million of severance benefits and $1.7 million for vacated leased office space. For the nine months ended September 30, 2018, we incurred restructuring costs of $3.5 million related to our brokerage business. Restructuring costs included $3.2 million of severance benefits, $0.1 million for vacated leased office space and $0.2 million for contract termination fees.

Income Taxes – For the nine months ended September 30, 2019, our provision for income taxes was $10.7 million. In the first nine months of 2019, we recorded a $5.1 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of this benefit and noncontrolling interests, our effective tax rate was 26.4 percent.

For the nine months ended September 30, 2018, our provision for income taxes was $4.9 million. In the first nine months of 2018, we recorded a $6.8 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. Additionally, pursuant to SEC Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act," we recorded an additional $1.0 million of income tax expense for the nine months ended September 30, 2018 related to revaluing our deferred tax assets at the lower federal tax rate. Excluding the impact of these items and noncontrolling interests, our effective tax rate was 25.6 percent for the nine months ended September 30, 2018.

Financial Performance from Continuing Operations

The following table sets forth the adjusted financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Nine Months Ended September 30,
	2019				2018
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$296,886	$—	$—	$296,886	$266,083	$—	$—	$266,083
Equity financing	61,148	—	—	61,148	99,868	—	—	99,868
Debt financing	54,249	—	—	54,249	45,473	—	—	45,473
Total investment banking	412,283	—	—	412,283	411,424	—	—	411,424

Institutional sales and trading
Equities	56,609	—	—	56,609	54,951	—	—	54,951
Fixed income	69,531	—	—	69,531	53,093	—	—	53,093
Total institutional sales and trading	126,140	—	—	126,140	108,044	—	—	108,044

Investment income	10,051	8,274	—	18,325	9,700	2,357	—	12,057

Other financing expenses	(1,053)	—	—	(1,053)	(5,351)	—	—	(5,351)

Net revenues	547,421	8,274	—	555,695	523,817	2,357	—	526,174

Operating expenses	467,318	3,187	20,093	490,598	454,141	3,628	27,610	485,379

Pre-tax operating income	$80,103	$5,087	$(20,093)	$65,097	$69,676	$(1,271)	$(27,610)	$40,795

Pre-tax operating margin	14.6%			11.7%	13.3%			7.8%

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
Other adjustments – The following table sets forth the items not included in adjusted pre-tax operating income and adjusted pre-tax operating margin for the periods presented:

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Compensation from acquisition-related agreements	$4,706	$23,455
Acquisition-related restructuring and integration costs	12,538	—
Amortization of intangible assets related to acquisitions	2,735	3,643
Non-compensation expenses from acquisition-related agreements	114	512
	$20,093	$27,610

Net revenues on a U.S. GAAP basis were $555.7 million for the nine months ended September 30, 2019, compared with $526.2 million in the prior-year period. In the first nine months of 2019, adjusted net revenues were $547.4 million, compared with $523.8 million in the first nine months of 2018. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

In the first nine months of 2019, investment banking revenues were $412.3 million, compared with $411.4 million in the corresponding period of the prior year. For the nine months ended September 30, 2019, advisory services revenues increased 11.6 percent to $296.9 million, compared with $266.1 million in the first nine months of 2018, driven by higher revenue per transaction. We completed 119 transactions with an aggregate enterprise value of $26.0 billion in the first nine months of 2019, compared with 118 transactions with an aggregate enterprise value of $18.6 billion in the first nine months of 2018. For the nine months ended September 30, 2019, equity financing revenues were $61.1 million, a decrease of 38.8 percent compared with $99.9 million in the prior-year period, due to fewer completed transactions and lower revenue per transaction. The market for equity capital raising in third quarter of 2019 was negatively impacted by market volatility and the weak after-market performance of certain high profile IPOs after an improvement in the pace of equity financing activity in the second quarter of 2019. Additionally, equity financing activity was slow in the first quarter of 2019 due to the impact of the federal government shut down and hesitation by market participants after the market volatility in the fourth quarter of 2018. During the first nine months of 2019, we completed 49 equity financings, compared with 70 equity financings in the year-ago period. Debt financing revenues for the nine months ended September 30, 2019 were $54.2 million, up 19.3 percent compared with $45.5 million in the year-ago period, reflecting a strong relative performance as we capitalized on the strength and breadth of our franchise. Also, municipal market issuance volumes increased in the first nine months of 2019 compared to the prior year due to lower interest rates. During the first nine months of 2019, we completed 351 negotiated municipal issues with a total par value of $7.7 billion, compared with 304 negotiated municipal issues with a total par value of $8.1 billion during the prior-year period.

For the nine months ended September 30, 2019, institutional brokerage revenues increased 16.7 percent to $126.1 million, compared with $108.0 million in the prior-year period. Equity institutional brokerage revenues increased 3.0 percent to $56.6 million in the first nine months of 2019, compared with $55.0 million in the corresponding period of 2018 as the decline in revenues due to the lower volumes we experienced in the first half of 2019 was more than offset by two months of incremental revenues from the addition of Weeden & Co. on our platform. For the nine months ended September 30, 2019, fixed income institutional brokerage revenues were $69.5 million, up 31.0 percent compared with $53.1 million in the prior-year period, due to a combination of solid client activity in the first nine months of 2019 coupled with challenging markets in the first nine months of 2018. Client activity increased across most taxable fixed income products in the second and third quarters of 2019. Additionally, in the first quarter of 2018, industry returns for municipal bonds were the worst in nearly a decade, and customer demand was muted due to the impact of tax reform on the municipal asset class.

Investment income for the nine months ended September 30, 2019 was $18.3 million, compared with $12.1 million in the year-ago period. In the first nine months of 2019, we recorded higher gains on the merchant banking funds that we manage. Excluding the impact of noncontrolling interests, adjusted investment income was $10.1 million and $9.7 million for the nine months ended September 30, 2019 and 2018, respectively.

For the nine months ended September 30, 2019, other financing expenses decreased to $1.1 million, compared with $5.4 million in the prior-year period. We repaid our $125 million fixed rate senior notes upon maturity on October 9, 2018, and, as a result, we no longer have financing expenses related to these notes. On October 15, 2019, we issued $175 million of fixed rate senior notes to finance a portion of our pending acquisition of Sandler O'Neill. We will incur additional financing expenses beginning in the fourth quarter of 2019 related to this issuance.

Pre-tax operating margin for the nine months ended September 30, 2019 was 11.7 percent, compared with 7.8 percent for the corresponding period of 2018. The increase in pre-tax operating margin was driven by higher revenues and lower acquisition-related compensation costs. Adjusted pre-tax operating margin for the nine months ended September 30, 2019 was 14.6 percent, compared with 13.3 percent for the corresponding period of 2018, due to higher revenues.

Discontinued Operations

Discontinued operations includes our traditional asset management subsidiary, ARI, which we sold in the third quarter of 2019. ARI's results, previously reported in our Asset Management segment, have been presented as discontinued operations for all periods presented.

The components of discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2019	2018	2019	2018
Net revenues	$7,939	$11,576	$26,546	$33,896

Operating expenses	7,068	8,327	22,589	27,286
Intangible asset amortization and impairment (1)	—	1,401	5,465	4,202
Restructuring costs	9,572	—	10,268	272
Total non-interest expenses	16,640	9,728	38,322	31,760

Income/(loss) from discontinued operations before income tax expense/(benefit)	(8,701)	1,848	(11,776)	2,136

Income tax expense/(benefit)	(1,752)	462	(2,522)	401

Net income/(loss) from discontinued operations before gain on sales	(6,949)	1,386	(9,254)	1,735

Gain on sales, net of tax	33,026	—	33,026	—

Income from discontinued operations, net of tax	$26,077	$1,386	$23,772	$1,735

(1)	Includes $2.9 million of intangible asset impairment related to the ARI trade name for the nine months ended September 30, 2019.

Restructuring costs of $9.6 million and $10.3 million for the three and nine months ended September 30, 2019, respectively, primarily relate to transaction costs and payments associated with the closing of the transactions.

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

See the "Critical Accounting Policies" section and Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for further information on our critical accounting policies. See also Note 2 in the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for changes to our significant accounting policies.

We anticipate completing our 2019 annual goodwill and intangible asset impairment testing in the fourth quarter of 2019.

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

The majority of our tangible assets consist of assets readily convertible into cash. Financial instruments and other inventory positions owned are stated at fair value and are generally readily marketable in most market conditions. Receivables and payables with brokers, dealers and clearing organizations usually settle within a few days. As part of our liquidity strategy, we emphasize diversification of funding sources to the extent possible while considering tenor and cost. Our assets are financed by our cash flows from operations, equity capital and our funding arrangements. The fluctuations in cash flows from financing activities are directly related to daily operating activities from our various businesses. One of our most important risk management disciplines is our ability to manage the size and composition of our balance sheet. While our asset base changes due to client activity, market fluctuations and business opportunities, the size and composition of our balance sheet reflect our overall risk tolerance, our ability to access stable funding sources and the amount of equity capital we hold.

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

Our acquisition of Sandler O'Neill, which is expected to close early in the first quarter of 2020, will be funded through cash flows from operations and cash proceeds from the sale of ARI. Also, on October 15, 2019, we issued $175 million of unsecured fixed rate senior notes to finance a portion of the cash consideration.

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

Our board of directors declared the following dividends on shares of our common stock:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 1, 2018 (1)	$1.6200	February 26, 2018	March 15, 2018
February 1, 2018	$0.3750	February 26, 2018	March 15, 2018
April 27, 2018	$0.3750	May 25, 2018	June 15, 2018
July 27, 2018	$0.3750	August 24, 2018	September 14, 2018
October 26, 2018	$0.3750	November 28, 2018	December 14, 2018
February 1, 2019 (2)	$1.0100	February 25, 2019	March 15, 2019
February 1, 2019	$0.3750	February 25, 2019	March 15, 2019
April 26, 2019	$0.3750	May 24, 2019	June 14, 2019
July 26, 2019	$0.3750	August 23, 2019	September 13, 2019
October 30, 2019	$0.3750	November 22, 2019	December 13, 2019

(1)	Represents the annual special cash dividend based on our fiscal year 2017 results.

(2)	Represents the annual special cash dividend based on our fiscal year 2018 results.

Effective September 30, 2017, our board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2019. During the nine months ended September 30, 2019, we repurchased 501 shares of our common stock at an average price of $64.80 per share related to this authorization. This authorization expired on September 30, 2019.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. During the first nine months of 2019, we purchased 698,065 shares or $50.3 million of our common stock for these purposes.

Leverage

The following table presents total assets, adjusted assets, total shareholders' equity and tangible shareholders' equity with the resulting leverage ratios as of:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Total assets	$1,343,837	$1,345,269
Deduct: Goodwill and intangible assets	(104,964)	(86,139)
Deduct: Right-of-use lease asset	(41,687)	—
Deduct: Assets from noncontrolling interests	(73,557)	(53,558)
Adjusted assets	$1,123,629	$1,205,572

Total shareholders' equity	$762,104	$730,416
Deduct: Goodwill and intangible assets	(104,964)	(86,139)
Deduct: Noncontrolling interests	(65,363)	(52,972)
Tangible common shareholders' equity	$591,777	$591,305

Leverage ratio (1)	1.8	1.8

Adjusted leverage ratio (2)	1.9	2.0

(1)	Leverage ratio equals total assets divided by total shareholders' equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders' equity.

Adjusted assets and tangible common shareholders' equity are non-GAAP financial measures. Goodwill and intangible assets are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets that can be deployed in a liquid manner. The right-of-use lease asset is also subtracted from total assets in determining adjusted assets as it is not an operating asset that can be deployed in a liquid manner. Amounts attributed to noncontrolling interests are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as they represent assets and equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Jaffray Companies. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies.

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

Pershing Clearing Arrangement – We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, the majority of our securities inventories and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our clearing arrangement activities are recorded net from trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Jaffray & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. At September 30, 2019, we had $182.4 million of financing outstanding under this arrangement.

Commercial Paper Program – Piper Jaffray & Co. issues secured commercial paper to fund a portion of its securities inventory. This commercial paper is currently issued under two separate programs, CP Series A and CP Series II A, and is secured by different inventory classes, which is reflected in the interest rate paid on the respective program. The programs can issue commercial paper with maturities of 27 to 270 days. CP Series II A includes a covenant that requires Piper Jaffray & Co. to maintain excess net capital of $100 million. The following table provides information about our commercial paper programs at September 30, 2019:

(Dollars in millions)	CP Series A	CP Series II A
Maximum amount that may be issued	$300.0	$200.0
Amount outstanding	—	50.0

Weighted average maturity, in days	—	9
Weighted average maturity at issuance, in days	—	30

Prime Broker Arrangements – We have established an overnight financing arrangement with a broker dealer related to our convertible securities inventories. Financing under this arrangement is secured primarily by convertible securities and collateral limitations could reduce the amount of funding available. The funding is at the discretion of the prime broker and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers and clearing organizations, net of trading activity. At September 30, 2019, we had $103.4 million of financing outstanding under this prime broker arrangement.

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

Committed Line – Our committed line is a one-year $175 million revolving secured credit facility. We may use this credit facility in the ordinary course of business to fund a portion of our daily operations. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Jaffray & Co. to maintain minimum net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 13, 2019. This credit facility has been in place since 2008 and we anticipate being able to renew the facility for another one-year term in the fourth quarter of 2019. At September 30, 2019, we had no advances against this line of credit.

The following tables present the average balances outstanding for our various funding sources by quarter for 2019 and 2018:

	Average Balance for the Three Months Ended
(Dollars in millions)	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019
Funding source:
Pershing clearing arrangement	$94.6	$170.2	$82.1
Commercial paper	50.0	50.0	50.0
Prime broker arrangements	68.0	77.1	106.4
Total	$212.6	$297.3	$238.5

	Average Balance for the Three Months Ended
(Dollars in millions)	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018
Funding source:
Pershing clearing arrangement	$79.6	$3.0	$90.0	$47.1
Commercial paper	50.0	50.0	50.0	50.0
Prime broker arrangements	85.2	112.7	218.8	336.5
Total	$214.8	$165.7	$358.8	$433.6

The average funding in the third quarter of 2019 decreased to $212.6 million, compared with $297.3 million during the second quarter of 2019. This decrease was primarily the result of the accumulation of cash from operations. Average funding increased compared to the corresponding period of 2018. Average funding was lower in the third quarter of 2018 as we used excess cash to reduce funding. We previously financed a portion of our municipal securities inventories associated with certain strategic trading activities through one of our prime broker arrangements. As previously discussed, we closed this prime broker arrangement in the third quarter of 2018.

The following table presents the maximum daily funding amount by quarter for 2019 and 2018:

(Dollars in millions)	2019	2018
First Quarter	$362.7	$613.1
Second Quarter	$427.1	$505.0
Third Quarter	$416.0	$263.5
Fourth Quarter		$312.3

Senior Notes

On October 15, 2019, we entered into a note purchase agreement ("Note Purchase Agreement") under which we issued unsecured fixed rate senior notes ("Notes") in the amount of $175 million. The initial holders of the Notes are certain entities advised by Pacific Investment Management Company ("PIMCO"). The Notes consist of two classes, Class A Notes and Class B Notes, with principal amounts of $50 million and $125 million, respectively. The Class A Notes bear interest at an annual fixed rate of 4.74 percent and mature on October 15, 2021. The Class B Notes bear interest at an annual fixed rate of 5.20 percent and mature on October 15, 2023. Interest on the Notes is payable semi-annually. The unpaid principal amounts are due in full on the respective maturity dates and may not be prepaid.

The Note Purchase Agreement includes customary events of default and covenants that, among other things, require Piper Jaffray & Co. to maintain a minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges.

Contractual Obligations

Our contractual obligations have not materially changed from those reported in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, except for our operating lease obligations and purchase commitments. In conjunction with our acquisition of Weeden & Co., we acquired various leases and also entered into a new agreement related to certain trading services.

	Remainder of	2020	2022	2024 and
(Dollars in millions)	2019	- 2021	- 2023	thereafter	Total
Operating lease obligations	$4.2	$28.9	$18.8	$17.1	$69.0
Purchase commitments	5.2	16.9	7.6	10.5	40.2

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

Capital Requirements

As a registered broker dealer and member firm of the Financial Industry Regulatory Authority, Inc. ("FINRA"), Piper Jaffray & Co. is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At September 30, 2019, our net capital under the SEC's uniform net capital rule was $179.9 million, and exceeded the minimum net capital required under the SEC rule by $178.9 million.

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

At September 30, 2019, Piper Jaffray Ltd., our broker dealer subsidiary registered in the United Kingdom, was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Jaffray Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At September 30, 2019, Piper Jaffray Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Trade Commission.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2022	2024		September 30,	December 31,
(Dollars in thousands)	2019	2020	2021	- 2023	- 2025	Later	2019	2018
Customer matched-book derivative contracts (1) (2)	$29,050	$20,990	$10,280	$123,460	$94,520	$1,984,612	$2,262,912	$2,532,966
Trading securities derivative contracts (2)	197,000	10,000	—	—	—	9,375	216,375	262,275
Investment commitments (3)	—	—	—	—	—	—	73,687	77,984

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $175.1 million at September 30, 2019) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At September 30, 2019, we had $22.0 million of credit exposure with these counterparties, including $18.5 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At September 30, 2019 and December 31, 2018, the net fair value of these derivative contracts approximated $14.9 million and $12.5 million, respectively.

(3)	The investment commitments have no specified call dates. The timing of capital calls is based on market conditions and investment opportunities.

Derivatives

Derivatives' notional or contract amounts are not reflected as assets or liabilities on our consolidated statements of financial condition. Rather, the fair value of the derivative transactions are reported on the consolidated statements of financial condition as assets or liabilities in financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased, as applicable. For a discussion of our activities related to derivative products, see Note 5 in the notes to our unaudited consolidated financial statements.

Investment Commitments

We have investments, including those made as part of our merchant banking activities, in various limited partnerships or limited liability companies that provide financing or make investments in companies. We commit capital and/or act as the managing partner of these entities. We have committed capital of $73.7 million to certain entities and these commitments generally have no specified call dates.

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

We use internal committees to assist in governing risk and ensure that our business activities are properly assessed, monitored and managed. Our executive financial risk committee manages our market, liquidity and credit risks, and oversees risk management practices related to these risks, including defining acceptable risk tolerances and approving risk management policies. This committee evaluates the firm's inventory position and responds to market changes in a dynamic manner. Membership is comprised of senior leadership, including but not limited to, our Chief Executive Officer, President, Chief Financial Officer, Treasurer, Head of Market and Credit Risk, and Head of Fixed Income Trading. Other committees that help evaluate and monitor risk include underwriting, leadership team and operating committees. These committees help manage risk by ensuring that business activities are properly managed and within a defined scope of activity. Our valuation committee, comprised of members of senior management and risk management, provide oversight and overall responsibility for the internal control processes and procedures related to fair value measurements. Additionally, our operational risk committees address and monitor risk related to information systems and security, legal, regulatory and compliance matters, and third parties such as vendors and service providers.

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

Our different types of market risk include:

Interest Rate Risk — Interest rate risk represents the potential volatility from changes in market interest rates. We are exposed to interest rate risk arising from changes in the level and volatility of interest rates, changes in the slope of the yield curve, changes in credit spreads, and the rate of prepayments on our interest-earning assets (e.g., inventories) and our funding sources (e.g., short-term financing) which finance these assets. Interest rate risk is managed by selling short U.S. government securities, agency securities, corporate debt securities and derivative contracts. See Note 5 of our accompanying unaudited consolidated financial statements for additional information on our derivative contracts. Our interest rate hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate risk. Also, we establish limits on the notional level of our fixed income securities inventory and manage net positions within those limits.

Equity Price Risk — Equity price risk represents the potential loss in value due to adverse changes in the level or volatility of equity prices. We are exposed to equity price risk through our trading activities primarily in the U.S. market. We attempt to reduce the risk of loss inherent in our market-making and in our inventory of equity securities by establishing limits on the notional level of our inventory and by managing net position levels within those limits.

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

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Interest Rate Risk	$331	$370
Equity Price Risk	57	49
Diversification Effect (1)	(34)	(40)
Total Value-at-Risk	$354	$379

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

The aggregate VaR as of September 30, 2019 was lower than the reported VaR on December 31, 2018. The decrease in VaR was due to our mix of inventory compared to the end of 2018.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average VaR calculated for each component of market risk during the nine months ended September 30, 2019 and the year ended December 31, 2018.

(Dollars in thousands)	High	Low	Average
For the Nine Months Ended September 30, 2019
Interest Rate Risk	$675	$181	$398
Equity Price Risk	69	42	53
Diversification Effect (1)			(38)
Total Value-at-Risk	$696	$191	$413

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2018
Interest Rate Risk	$1,084	$268	$631
Equity Price Risk	91	21	54
Diversification Effect (1)			(40)
Total Value-at-Risk	$1,101	$277	$645

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification effect would not be meaningful.

Trading losses exceeded our one-day VaR on five occasions during the first nine months of 2019.

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

We have concentrated counterparty credit exposure with five non-publicly rated entities totaling $22.0 million at September 30, 2019. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represents 84.1 percent, or $18.5 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

During the third quarter of our fiscal year ending December 31, 2019, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Jaffray Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2019.

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares Yet to be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(July 1, 2019 to July 31, 2019)	152	$77.72	—	$103	million
Month #2
(August 1, 2019 to August 31, 2019)	1,204	$71.88	—	$103	million
Month #3
(September 1, 2019 to September 30, 2019)	298	$75.68	—	$103	million
Total	1,654	$73.10	—	$103	million

(1)	Effective September 30, 2017, our board of directors authorized the repurchase of up to $150.0 million of common stock through September 30, 2019. This authorization expired on September 30, 2019.

ITEM 6.    EXHIBITS.

Exhibit Index
Exhibit		Method
Number	Description	of Filing

2.1	Agreement and Plans of Merger, dated July 9, 2019, by and among Piper Jaffray Companies, SOP Holdings, LLC, Sandler O’Neill & Partners Corp., Sandler O’Neill & Partners L.P. and the other parties thereto. #	(1)
10.1	Note Purchase Agreement, dated October 15, 2019, by and among Piper Jaffray Companies, Piper Jaffray & Co., and the Purchasers party thereto.	(2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Filed herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.
Filed herewith
104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL.	Filed herewith

(1)	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 10, 2019, and incorporated herein by reference.

(2)	Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on October 15, 2019, and incorporated herein by reference.

#
Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted. The Company hereby agrees to furnish a copy of any omitted exhibit or schedule to the Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIPER JAFFRAY COMPANIES

Date:	November 7, 2019	By	/s/ Chad R. Abraham
		Its	Chairman and Chief Executive Officer

Date:	November 7, 2019	By	/s/ Timothy L. Carter
		Its	Chief Financial Officer