Form 10-K
period 2019-12-31
PIPER SANDLER COMPANIES
filed 2020-02-28
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
Commission File No. 001-31720
PIPER SANDLER COMPANIES
(Exact Name of Registrant as specified in its Charter)

Delaware				30-0168701
(State or Other Jurisdiction of Incorporation or Organization)				(IRS Employer Identification No.)

800 Nicollet Mall, Suite 900
Minneapolis	,	Minnesota		55402
(Address of Principal Executive Offices)				(Zip Code)
(612)			303-6000
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, par value $0.01 per share	PIPR	The New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑
The aggregate market value of the 13,852,980 shares of the Registrant's Common Stock, par value $0.01 per share, held by non-affiliates based upon the last sale price, as reported on the New York Stock Exchange, of the Common Stock on June 28, 2019 was approximately $1.0 billion.
As of February 21, 2020, the registrant had 17,318,184 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2020 Annual Meeting of Shareholders to be held on May 15, 2020.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2019 (this "Form 10-K") contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include, among other things, statements other than historical information or statements of current conditions and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of this Form 10-K and in our subsequent reports filed with the Securities and Exchange Commission ("SEC"). Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "Risk Factors" in Part I, Item 1A of this Form 10-K, as well as those factors discussed under "External Factors Impacting Our Business" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K and in our subsequent reports filed with the SEC. Our SEC reports are available at our Web site at www.pipersandler.com and at the SEC's Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

As described in Note 26 to our consolidated financial statements in Part II, Item 8 of this Form 10-K and as previously disclosed in our Current Report on Form 8-K filed with the SEC on January 6, 2020, Piper Jaffray Companies completed the acquisition of SOP Holdings, LLC and its subsidiaries, including Sandler O'Neill & Partners, L.P. (collectively, "Sandler O'Neill") on January 3, 2020. Upon completion of the acquisition, Piper Jaffray Companies was renamed Piper Sandler Companies. The consolidated financial statements and notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in this Form 10-K cover periods that ended prior to the completion of our acquisition of Sandler O'Neill, and therefore only include the results of Piper Jaffray Companies. Sandler O'Neill's results of operations will be included in our consolidated financial statements prospectively from the date of acquisition.

ITEM 1.     BUSINESS.

Overview

Piper Sandler Companies ("Piper Sandler") is an investment bank and institutional securities firm, serving the needs of corporations, private equity groups, public entities, non-profit entities and institutional investors in the U.S. and internationally. Founded in 1895, Piper Sandler provides a broad set of products and services, including financial advisory services; equity and debt capital markets products; public finance services; equity research and institutional brokerage; fixed income institutional brokerage; and private equity strategies. Our headquarters are located in Minneapolis, Minnesota and we have offices across the United States and international locations in London, Aberdeen and Hong Kong. We market our investment banking and institutional securities business under Piper Sandler and Simmons Energy | A Division of Piper Sandler.

Our Business

We operate in one reportable segment providing investment banking and institutional sales, trading and research services for various equity and fixed income products.

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

•
Equity and Fixed Income Institutional Brokerage – We offer both equity and fixed income advisory and trade execution services for institutional investors and government and non-profit entities. Integral to our capital markets efforts, we have equity sales and trading relationships with institutional investors in North America and Europe that invest in our core sectors. Our research analysts provide investment ideas and support to our trading clients on approximately 875 companies, inclusive of Sandler O'Neill's research coverage. Our fixed income sales and trading professionals have expertise in municipal, corporate, mortgage, agency, treasury and structured product securities and cover a range of institutional investors. We principally engage in trading activities to facilitate customer needs. Our strategic trading activities (i.e., proprietary trading) are dedicated solely to investing firm capital, and focus principally on proprietary investments in municipal bonds.

•
Alternative Asset Management Funds – We have created alternative asset management funds in merchant banking, energy and senior living in order to invest firm capital and to manage capital from outside investors.

Discontinued Operations

In the third quarter of 2019, we sold our traditional asset management subsidiary, Advisory Research, Inc. ("ARI"). ARI's results, previously reported in our Asset Management segment, have been presented herein as discontinued operations for all periods presented. For further information on our discontinued operations, see Note 4 to our consolidated financial statements in Part II, Item 8 of this Form 10-K.

Financial Information about Geographic Areas

As of December 31, 2019, the substantial majority of our net revenues and long-lived assets were located in the U.S.

Competition

Our business is subject to intense competition driven by large Wall Street and international firms, regional broker dealers, boutique and niche-specialty firms and alternative trading systems that effect securities transactions through various electronic venues. Competition is based on a variety of factors, including price, quality of advice and service, reputation, product selection, transaction execution, financial resources and investment performance. Many of our large competitors have greater financial resources than we have and may have more flexibility to offer a broader set of products and services than we can.

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

Employees

As of February 21, 2020, we had approximately 1,565 employees, of whom approximately 1,108 were registered with the Financial Industry Regulatory Authority, Inc. ("FINRA").

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

Our U.S. broker dealer subsidiary (Piper Sandler & Co.) is registered as a securities broker dealer with the SEC and is a member of various SROs and securities exchanges. In July 2007, the National Association of Securities Dealers and the member regulation, enforcement and arbitration functions of the New York Stock Exchange ("NYSE") consolidated to form FINRA, which now serves as the primary SRO of Piper Sandler & Co., although the NYSE continues to have oversight over NYSE-related market activities. FINRA regulates many aspects of our U.S. broker dealer business, including registration, education and conduct of our broker dealer employees, examinations, rulemaking, enforcement of these rules and the federal securities laws, trade reporting and the administration of dispute resolution between investors and registered firms. We have agreed to abide by the rules of FINRA (as well as those of the NYSE and other SROs), and FINRA has the power to expel, fine and otherwise discipline Piper Sandler & Co. and its officers, directors and employees. Among the rules that apply to Piper Sandler & Co. are the uniform net capital rule of the SEC (Rule 15c3-1) and the net capital rule of FINRA. Both rules set a minimum level of net capital a broker dealer must maintain and also require that a portion of the broker dealer's assets be relatively liquid. Under the applicable FINRA rule, FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below FINRA requirements. In addition, Piper Sandler & Co. is subject to certain notification requirements related to withdrawals of excess net capital. As a result of these rules, our ability to make withdrawals of capital from Piper Sandler & Co. may be limited. In addition, Piper Sandler & Co. is licensed as a broker dealer in each of the 50 states, requiring us to comply with applicable laws, rules and regulations of each state. Any state may revoke a license to conduct a securities business and fine or otherwise discipline broker dealers and their officers, directors and employees.

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

Entities in the jurisdictions identified above are also subject to anti-money laundering regulations. Piper Sandler & Co. is subject to the USA PATRIOT Act of 2001, which contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations requiring us to implement standards for verifying client identification at the time the client relationship is initiated, monitoring client transactions and reporting suspicious activity. Our entities in Hong Kong, the United Kingdom and Guernsey are subject to similar anti-money laundering laws and regulations. We are also subject to the U.S. Foreign Corrupt Practices Act as well as other anti-bribery laws in the jurisdictions in which we operate. These laws generally prohibit companies and their intermediaries from engaging in bribery or making other improper payments to foreign officials for the purpose of obtaining or retaining business or gaining an unfair business advantage.

We maintain subsidiaries that are registered as investment advisors with the SEC and subject to regulation and oversight by the SEC. Piper Jaffray Investment Management LLC ("PJIM"), PSC Capital Partners LLC, and Piper Sandler Advisors LLC are asset management subsidiaries and registered investment advisors. As registered investment advisors, these entities are subject to requirements that relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between advisor and advisory clients, as well as general anti-fraud prohibitions. Piper Sandler & Co. is also a registered investment advisor and subject to these requirements. PJIM is registered with the Commodity Futures Trading Commission ("CFTC") and the National Futures Association ("NFA") as a commodities pool operator. The registrations with the CFTC and NFA allow PJIM to enter into derivative instruments (e.g., interest rate swaps) to hedge risks associated with certain security positions of funds managed by PJIM. Parallel General Partners Limited is the general partner of several private equity limited partnerships; it and the limited partnerships are registered and regulated by the GFSC.

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

Information About our Executive Officers

Information regarding our executive officers and their ages as of February 21, 2020, are as follows:

Name	Age	Position(s)
Chad R. Abraham	51	Chief Executive Officer
Debbra L. Schoneman	51	President
Timothy L. Carter	52	Chief Financial Officer
James P. Baker	52	Global Co-Head of Investment Banking and Capital Markets
Jonathan J. Doyle	54	Vice Chairman and Head of Financial Services Group
John W. Geelan	44	General Counsel and Secretary
R. Scott LaRue	59	Global Co-Head of Investment Banking and Capital Markets

Chad R. Abraham is our chief executive officer, a position he has held since January 2018. He previously served as global co-head of investment banking and capital markets from October 2010 to December 2017. Prior to that, he served as head of equity capital markets since November 2005. Mr. Abraham joined Piper Sandler in 1991.

Debbra L. Schoneman is our president, a position she has held since January 2018. She previously served as chief financial officer from May 2008 to December 2017, and global head of equities from June 2017 to December 2017. Prior to that, she served as treasurer from August 2006 until May 2008; and as finance director of our corporate and institutional services business from July 2002 until July 2004 when the role was expanded to include our public finance services division. Ms. Schoneman joined Piper Sandler in 1990.

Timothy L. Carter is our chief financial officer, a position he has held since January 2018. He previously served as senior vice president of finance from May 2017 to December 2017. Prior to that, he served as treasurer from May 2008 to May 2017, chief accounting officer from 2006 to May 2008, and controller from 1999 to 2006. Mr. Carter joined Piper Sandler in 1995.

James P. Baker is our global co-head of investment banking and capital markets, a position he has held since January 2019. Prior to that, he served as our co-head of energy investment banking from February 2016 to December 2018. Mr. Baker joined Piper Sandler in February 2016 in connection with our acquisition of Simmons & Company International, where Mr. Baker was a managing director and leader of its midstream/downstream investment banking group.

Jonathan J. Doyle is our vice chairman, senior managing principal and head of the financial services group, a position he has held since January 2020. Mr. Doyle joined Piper Sandler in connection with our acquisition of Sandler O'Neill, where Mr. Doyle served as a senior managing principal.

John W. Geelan is our general counsel and secretary. He served as assistant general counsel and assistant secretary from November 2007 until becoming general counsel in January 2013. Mr. Geelan joined Piper Sandler in 2005.

R. Scott LaRue is our global co-head of investment banking and capital markets, a position he has held since October 2010. Prior to that, he served as global co-head of consumer investment banking from February 2010 to September 2010 and co-head of consumer investment banking from August 2004 to January 2010. Mr. LaRue joined Piper Sandler in 2003.

Additional Information

Our principal executive offices are located at 800 Nicollet Mall, Suite 900, Minneapolis, Minnesota 55402, and our general telephone number is (612) 303-6000. We maintain an Internet Web site at http://www.pipersandler.com. The information contained on and connected to our Web site is not incorporated into this Form 10-K. We make available free of charge on or through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and all other reports we file with the SEC, as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the SEC. Such reports are also available on the SEC's Web site at http://www.sec.gov. "Piper Sandler," the "Company," "registrant," "we," "us" and "our" refer to Piper Sandler Companies and our subsidiaries. The Piper Sandler logo and the other trademarks, tradenames and service marks of Piper Sandler mentioned in this report or elsewhere, including, but not limited to, PIPER SANDLERSM, PIPER JAFFRAY®, REALIZE THE POWER OF PARTNERSHIP®, SANDLER O'NEILL®, SANDLER O'NEILL & PARTNERS®, SANDLER O'NEILL MORTGAGE FINANCE®, SIMMONS ENERGY | A DIVISON OF PIPER SANDLERSM, SIMMONS ENERGY | A DIVISON OF PIPER JAFFRAYSM, SIMMONS ENERGYSM, SIMMONS & COMPANY INTERNATIONAL®, PIPER JAFFRAY FINANCESM, PJIM®, PIPER JAFFRAY BIOINSIGHTSSM, BIOINSIGHTSSM, TAKING STOCK WITH TEENS®, HEALTHY ACTIVE AND SUSTAINABLE LIVING®, and GUIDES FOR THE JOURNEY® are the property of Piper Sandler.

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

The following discussion sets forth the risk factors that we have identified in each area of principal risk as being the most material to our business, future financial condition, and results of operations. Although we discuss these risk factors primarily in the context of their potential effects on our business, financial condition or results of operations, you should understand that these effects can have further negative implications such as: reducing the price of our common stock; reducing our capital, which can have regulatory and other consequences; affecting the confidence that our clients and other counterparties have in us, with a resulting negative effect on our ability to conduct and grow our business; and reducing the attractiveness of our securities to potential purchasers, which may adversely affect our ability to raise capital and secure other funding or the prices at which we are able to do so. Further, additional risks beyond those discussed below and elsewhere in this Form 10-K or in other of our reports filed with, or furnished to, the SEC could adversely affect us. We cannot assure you that the risk factors herein or elsewhere in our other reports filed with, or furnished to, the SEC address all potential risks that we may face.

These risk factors also serve to describe factors which may cause our results to differ materially from those described in forward-looking statements included in this Form 10-K or in other documents or statements that make reference to this Form 10-K. Forward-looking statements, as further described in this Form 10-K under the heading "Cautionary Note Regarding Forward-Looking Statements," and other factors that may affect future results are discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K.

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

Economic and market conditions have had, and will continue to have, a direct and material impact on our results of operations and financial condition because performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity. For example:

•
Our equities investment banking revenue, in the form of advisory (i.e., mergers and acquisitions) and underwriting, is directly related to macroeconomic conditions and corresponding financial market activity. When the outlook for macroeconomic conditions is uncertain or negative, financial market activity generally tends to decrease, which can reduce our equities investment banking revenues. As an example, a significant portion of our equities investment banking revenues in recent years have been derived from advisory engagements in our focus sectors, and activity in this area is highly correlated to the macroeconomic environment and market conditions. Reduced expectations of U.S. economic growth or a decline in the global macroeconomic outlook could cause financial market activity to decrease and negatively affect our advisory revenues. In addition, global macroeconomic conditions and U.S. financial markets remain vulnerable to the potential risks posed by exogenous shocks, which could include, among other things, political and financial uncertainty in the United States and the European Union, renewed concern about China's economy, complications involving terrorism and armed conflicts around the world, or other challenges to global trade or travel, such as might occur in the event of a wider pandemic involving COVID-19, the illness caused by the novel coronavirus which was identified at the end of 2019. More generally, because our business is closely correlated to the macroeconomic outlook, a significant deterioration in that outlook or an exogenous shock would likely have an immediate and significant negative impact on our equities investment banking business and our overall results of operations.

•
U.S. equity markets were generally strong in 2019 largely due to continuing strength in U.S. economic conditions and accommodative interest rate policy from the U.S. Federal Reserve. Although volatility was pronounced at times during the year due to concerns about trade disputes and the possibility of slowing GDP growth or recession, companies were generally able to continue to access U.S. equity markets in initial public offerings and other listings during most of 2019, which contributed positively to our operating results for the year. However, if volatility in the U.S. equity markets were to return or increase in 2020, whether due to the aforementioned factors or other concerns about U.S. or global economic conditions or political and financial uncertainty in the U.S., Europe, or other major global economies, or due to some other exogenous shock, companies may find it more difficult to conduct initial public offerings or raise additional capital from public equity markets, which could have a negative impact on our equity capital markets business and our overall results of operations.

It is difficult to predict the economic and market conditions for 2020, which are dependent upon the pace of global and U.S. economic growth and geopolitical events globally. Our smaller scale and the cyclical nature of the economy and the financial services industry leads to volatility in our financial results, including our operating margins, compensation ratios, business mix, and revenue and expense levels. Our financial performance may be limited by the fixed nature of certain expenses, the impact from unanticipated losses or expenses during the year, our business mix, and the inability to scale back costs in a timeframe to match decreases in revenue-related changes in market and economic conditions. As a result, our financial results may vary significantly from quarter-to-quarter and year-to-year.

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

Our results for a particular period may be disproportionately impacted by declines in specific sectors of the U.S. or global economy, or for certain products within the financial services industry, due to our business mix and focus areas. For example:

•
Our equities investment banking business focuses on specific sectors, including healthcare, financial services, energy, consumer, diversified industrials and services, business services, technology, and agriculture, clean technologies and renewables. Volatility, uncertainty, or slowdowns in any of these sectors may adversely affect our business, sometimes disproportionately, and may cause volatility in the net revenues we receive from our corporate advisory and capital markets activities. In recent years, the healthcare sector has been a significant contributor to our overall results, and going forward, the financial services sector will be a significant contributor following our acquisition of Sandler O'Neill, and negative developments in either of these sectors would materially and disproportionately impact us, even if general economic conditions were strong. In addition, we may not participate, or may participate to a lesser degree than other firms, in sectors that experience significant activity, such as real estate, and our operating results may not correlate with the results of other firms that participate in these sectors.

•
Our public finance investment banking business depends heavily upon conditions in the municipal market. It focuses on investment banking activity in sectors that include state and local government, education, senior living, healthcare, transportation, and hospitality sectors, with an emphasis on transactions with a par value of $500 million or less. Concerns about a slowdown in U.S. economic growth could have a disproportionate impact on high-yield sectors, which could have a negative impact on our public finance business. Further, the enactment, or the threat of enactment, of any legislation that alters the financing alternatives available to local or state governments or tax-exempt organizations through the elimination or reduction of tax-exempt bonds could have a negative impact on our results of operations in these businesses. For example, the Tax Cuts and Jobs Act of 2017 ("Tax Cuts and Jobs Act") eliminated tax-exempt advance refunding bonds, which are bonds issued by a local or state government to refinance outstanding bonds before the original bonds mature or are callable in order to take advantage of lower borrowing costs. The elimination of tax-exempt advance refunding bonds has led to a reduction in the total amount of refunding issuances made by issuers, which has impacted our public finance business.

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

Even though we work to represent our clients at every stage of their lifecycle, we are typically retained on a short-term, engagement-by-engagement basis in connection with specific advisory or capital markets transactions. As a consequence, the timing of when fees are earned varies, and, therefore, our financial results from advisory and capital markets activities may experience volatility quarter to quarter based on equity market conditions as well as the macroeconomic business cycle more broadly. In particular, our revenues related to advisory transactions tend to be more unpredictable from quarter to quarter due to the one-time nature of the transaction and the size of the fee. As a result, high levels of revenue in one quarter will not necessarily be predictive of continued high levels of revenue in any subsequent period. If we are unable to generate a substantial number of new engagements and generate fees from the successful completion of those transactions, our business and results of operations could be adversely affected.

The number of anticipated investment banking transactions may differ from actual results.

The completion of anticipated investment banking transactions in our pipeline is uncertain and partially beyond our control, and our investment banking revenue is typically earned only upon the successful completion of a transaction. In most cases, we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. For example, a client's acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or director or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other issues in the client's or counterparty's business. More importantly, anticipated advisory or capital markets transactions may be delayed or terminated as a result of a decline in or uncertainty surrounding market or economic conditions. If parties fail to complete a transaction on which we are advising or an offering in which we are participating, we earn little or no revenue from the transaction and may have incurred significant expenses (e.g., travel and legal expenses) associated with the transaction. Accordingly, our business is highly dependent on market and economic conditions as well as the decisions and actions of our clients and interested third parties, and the number of engagements we have at any given time (and any characterization or description of our deal pipelines) is subject to change and may not necessarily result in future revenues.

We may make strategic acquisitions, enter into new business opportunities, or engage in joint ventures, which could cause us to incur unforeseen expenses and have disruptive effects on our business and may not yield the benefits we expect.

We may grow in part through corporate development or similar activities that could include acquisitions, joint ventures and minority investment stakes, and entering into new lines of business. There are a number of risks associated with these activities. Costs or difficulties relating to a transaction, including integration of products, employees, technology systems, accounting systems and management controls, or entry into a new business line, may be difficult to predict accurately and be greater than expected causing our estimates to differ from actual results. Importantly, we may be unable to retain key personnel after a transaction, including personnel who are critical to the success of the ongoing business. We may incur unforeseen liabilities of an acquired company or from entry into a new business line, that could impose significant and unanticipated legal costs on us. In 2019, we announced our acquisitions of Sandler O'Neill and Weeden & Co. L.P. ("Weeden & Co."). These transactions represented a significant investment in our equities investment banking and institutional brokerage businesses, and we believe will present us with the challenges and risks discussed above, especially those relating to integration, execution, and retention of key personnel. We will need to successfully manage these risks in order to fully realize the anticipated benefits of these transactions.

Longer-term, our corporate development activities may require increased costs in the form of management personnel, financial and management systems and controls and facilities, which, in the absence of continued revenue growth, could cause our operating margins to decline. In addition, when we acquire a business, a substantial portion of the purchase price is often allocated to goodwill and other identifiable intangible assets. Our goodwill and intangible assets are tested at least annually for impairment. If, in connection with that test, we determine that a reporting unit's fair value is less than its carrying value, we would be required to recognize an impairment to the goodwill associated with that reporting unit. More generally, any difficulties that we experience could disrupt our ongoing business, increase our expenses and adversely affect our operating results and financial condition. We also may be unable to achieve anticipated benefits and synergies from a transaction as fully as expected or within the expected time frame.

We may not be able to compete successfully with other companies in the financial services industry who often have significantly greater resources than we do.

The financial services industry remains highly competitive, and our revenues and profitability will suffer if we are unable to compete effectively. We generally compete on the basis of such factors as quality of advice and service, reputation, price, product selection, transaction execution and financial resources. Pricing and other competitive pressures in investment banking, including the use of multiple book runners, co-managers, and multiple financial advisors handling transactions, have affected and could continue to adversely affect our revenues.

We remain at a competitive disadvantage given our relatively small size compared to some of our competitors. Large financial services firms generally have a larger capital base, greater access to capital, and greater technology resources, affording them greater capacity for risk and potential for innovation, an extended geographic reach and flexibility to offer a broader set of products. For example, some of these firms are able to use their larger capital base to offer additional products or services to their investment banking clients, which can be a competitive advantage. With respect to our fixed income institutional brokerage and public finance investment banking businesses, it is more difficult for us to diversify and differentiate our product set, and our fixed income business mix currently is concentrated in the municipal market and to a lesser extent corporate credits, potentially with less opportunity for growth than other firms which have grown their fixed income businesses by investing in, developing and offering non-traditional products (e.g., credit default swaps, interest rate products and currencies and commodities).

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

Human Capital Risk

Our business is a human capital business, and, therefore, our future financial condition and results of operations are significantly dependent upon our employees and their actions. Our success depends on the skills, expertise, and performance of our employees. Human capital risks represent the risks posed if we fail to attract and retain qualified individuals who are motivated to serve the best interests of our clients, thereby serving the best interests of our company, as well as the risks posed if our culture fails to encourage such behavior. Human capital risk is also present where we fail to detect and prevent employees from acting contrary to our policies and procedures, for example, if an employee were to inadequately safeguard or misuse our clients' confidential information. Any failure by us in creating and maintaining a culture that emphasizes serving our clients' best interests or detecting or preventing employees from engaging in behaviors that run counter to that culture might lead to reputational damage for our firm. The following are those human capital risk factors that we have identified as posing the most significant risks to us.

Our ability to attract, develop and retain highly skilled and productive employees, develop the next generation of our business leadership, and instill and maintain a culture of ethics is critical to the success of our business.

Historically, the market for qualified employees within the financial services industry has been marked by intense competition, and the performance of our business may suffer to the extent we are unable to attract, retain, and develop productive employees, given the relatively small size of our company and our employee base compared to some of our competitors and the geographic locations in which we operate. The primary sources of revenue in each of our business lines are fees earned on advisory and underwriting transactions and customer accounts managed by our employees, who have historically been recruited by other firms and in certain cases are able to take their client relationships with them when they change firms. Some specialized areas of our business are operated by a relatively small number of employees, the loss of any of whom could jeopardize the continuation of that business following the employee's departure, which could adversely affect our results of operations.

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

We invest time and resources in carefully assessing opportunities for acquisitions, and we have made acquisitions in the past several years to broaden the scope and depth of our human capital in various businesses, including our acquisition of Weeden & Co. in 2019 and of Sandler O'Neill in 2020. Despite diligence and integration planning, acquisitions still present certain risks, including the difficulties in integrating and bringing together different work cultures and employees, and retaining those employees for the period of time necessary to realize the anticipated benefits of the acquisition. Difficulties in integrating our acquisitions, including attracting and retaining talent to realize the expected benefits of these acquisitions, may adversely affect our financial condition and results of operations.

Liquidity and Credit Risk

Two of our principal categories of risk as a broker dealer are liquidity and credit risk, each of which can have a material impact on our results of operations and viability as a business. We believe that the effective management of liquidity and credit is fundamental to the financial health of our firm. With respect to liquidity risk, it impacts our ability to timely access necessary funding sources in order to operate our business and our ability to timely divest securities that we hold in connection with our market-making, sales and trading, and proprietary trading activities. Credit risk, as distinguished from liquidity risk, is the potential for loss due to the default or deterioration in credit quality of a counterparty, customer, client, borrower, or issuer of securities we hold in our trading inventory. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction and the parties involved. The following are the liquidity and credit risk factors that we have identified as posing the most significant risks to us.

An inability to access capital readily or on terms favorable to us could impair our ability to fund operations and could jeopardize our financial condition and results of operations.

Liquidity, or ready access to funds, is essential to our business. To fund our business, we rely on financing provided by Pershing LLC ("Pershing") under our fully disclosed clearing agreement, as well as bank financing, commercial paper, and other funding sources. The financing provided by Pershing is at Pershing's discretion (i.e., uncommitted) and could be denied without prior notice. To help mitigate this risk, during 2019, the Company issued $175 million of unsecured fixed rate senior notes as financing for general corporate purposes, including to finance a portion of our acquisition of Sandler O'Neill in early 2020. We also entered into an unsecured $50 million revolving credit facility that we intend to use for working capital and general corporate purposes. Our broker dealer subsidiary also renewed a $125 million committed credit facility in December 2019 for an additional twelve months.

Our access to funding sources, particularly uncommitted funding sources, is dependent on factors we cannot control, such as economic downturns, the disruption of financial markets, the failure or consolidation of other financial institutions, negative news about the financial industry generally or us specifically. We could experience disruptions with our credit facilities in the future, including the loss of liquidity sources and/or increased borrowing costs, if lenders or investors develop a negative perception of our short- or long-term financial prospects, which could result from decreased business activity. Our liquidity also could be impacted by the activities resulting in concentration of risk, including investments in specific markets or products without liquidity. Our access to funds also may be impaired if regulatory authorities take significant action against us, or if we discover that one of our employees has engaged in serious unauthorized or illegal activity.

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

Particular activities or products within our business expose us to increased credit risk, including inventory positions, interest rate swap contracts with customer credit exposure, counterparty risk with one major financial institution related to customer interest rate swap contracts without customer credit exposure, investment banking and advisory fee receivables, liquidity providers on variable rate demand notes we remarket, and similar activities. With respect to interest rate swap contracts with customer credit exposure, we have retained the credit exposure with five non-publicly rated counterparties totaling $19.2 million at December 31, 2019 as part of our matched-book interest rate swap program. In the event of a termination of the contract, the counterparty would owe us the applicable amount of the credit exposure. If our counterparty is unable to make its payment to us, we would still be obligated to pay our hedging counterparty, resulting in credit losses. Non-performance by our counterparties, clients and others, including with respect to our inventory positions and interest rate swap contracts with customer credit exposures, could result in losses, potentially material, and thus have a significant adverse effect on our business and results of operations.

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

Our underwriting, proprietary trading, and alternative asset management activities expose us to risk of loss.

We engage in a variety of activities in which we commit or invest our own capital, including underwriting, proprietary trading, and alternative asset management. In our role as underwriter for equity and fixed income securities, we commit to purchase securities from the issuer or one or more holders of the issuer's securities, and then sell those securities to other investors or into the public markets, as applicable. Our underwriting activities, including bought deal transactions and equity block trading activities, expose us to the risk of loss if the price of the security falls below the price we purchased the security before we are able to sell all of the securities that we purchased. For example, as an underwriter, or, with respect to equity securities, a block positioner, we may commit to purchasing securities from an issuer or one or more holders of the issuer's securities without having found purchasers for some or all of the securities. In those instances, we may find that we are unable to sell the securities at a price equal to or above the price at which we purchased the securities, or with respect to certain securities, at a price sufficient to cover our hedges. With respect to alternative asset management, our ability to withdraw our capital from these investments may be limited, and we may not be able to realize our investment objectives by sale or disposition at attractive prices, increasing our risk of losses. Our joint venture entities that underwrite and syndicate client debt hold a portion of such debt after syndication, and our invested capital is exposed to a risk of loss to the extent that the debt is ultimately not repaid.

Our results from these activities may vary from quarter to quarter. We may incur significant losses from our underwriting, proprietary trading, and alternative asset management due to equity or fixed income market fluctuations and volatility from quarter to quarter, or from a deterioration in specific business subsectors or the economy more generally. In addition, we may engage in hedging transactions that, if not successful, could result in losses; and the hedges we purchase to counterbalance market rate changes in certain inventory positions are not perfectly matched to the positions being hedged, which could result in losses.

Use of derivative instruments as part of our financial risk management techniques may not effectively hedge the risks associated with activities in certain of our businesses.

We use interest rate swaps, interest rate locks, and U.S. Treasury bond futures and options as a means to manage risk in certain inventory positions and to facilitate customer transactions. With respect to risk management, we enter into derivative contracts to hedge interest rate and market value risks associated with our security positions, including fixed income inventory positions we hold both for facilitating client activity as well as for our own proprietary trading operations. The instruments currently use interest rates based upon the Municipal Market Data ("MMD"), London Interbank Offered Rate ("LIBOR") or Securities Industry and Financial Markets Association ("SIFMA") index. Generally, we do not hedge all of our interest rate risk. In addition, these hedging strategies may not work in all market environments and as a result may not be effective in mitigating interest rate and market value risk, especially when market volatility reduces the correlation between a hedging vehicle and the securities inventory being hedged.

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

We operate under a fully disclosed model for all of our clearing operations. In a fully disclosed model, we act as an introducing broker for most customer transactions and rely on a clearing broker dealer to handle clearance and settlement of our customers' securities transactions. The clearing services provided by our clearing broker dealer, Pershing, are critical to our business operations, and similar to other important outsourced operations, any failure by the clearing agent with respect to the services we rely on it to provide could significantly disrupt and negatively impact our operations and financial results. We also contract with third parties for market data services, which constantly broadcast news, quotes, analytics and other relevant information to our employees, as well as other critical data processing activities. In the event that any of these service providers fails to adequately perform such services or the relationship between that service provider and us is terminated, we may experience a significant disruption in our operations, including our ability to timely and accurately process transactions or maintain complete and accurate records of those transactions.

Adapting or developing our technology systems to meet new regulatory requirements, client needs, geographic expansion and industry demands also is critical for our business. The introduction of new technologies presents new challenges on a regular basis. We have an ongoing need to upgrade and improve our various technology systems, including our data and transaction processing, financial, accounting, risk management, compliance, and trading systems. This need could present operational issues or require significant capital spending. It also may require us to make additional investments in technology systems and may require us to reevaluate the current value and/or expected useful lives of our technology systems, which could negatively impact our results of operations.

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

Our clients routinely provide us with sensitive and confidential information. Secure processing, storage and transmission of confidential and other information in our internal and outsourced computer systems and networks is critically important to our business. We take protective measures and endeavor to modify them as circumstances warrant. However, our computer systems, software and networks, and those of our clients, vendors, service providers, counterparties and other third parties, may be vulnerable to unauthorized access, cyber attacks, security breaches, computer viruses or other malicious code, inadvertent, erroneous or intercepted transmission of information (including by e-mail), human error, and other events that could have an information security impact. We work with our employees, clients, vendors, service providers, counterparties and other third parties to develop and implement measures designed to protect against such an event, but we may not be able to fully protect against such an event, and do not have, and may be unable to put in place, secure capabilities with all of these third parties and we may not be able to ensure that these third parties have appropriate controls in place to protect the confidentiality of the information. If one or more of such events occur, this potentially could jeopardize our or our clients' or counterparties' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or those of third parties, or otherwise cause interruptions or malfunctions in our, our clients', our counterparties' or third parties' operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to reputational harm as well as litigation, regulatory penalties, and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

A failure to protect our computer systems, networks and information, and our clients' information, against cyber attacks, data breaches, and similar threats could impair our ability to conduct our businesses, result in the disclosure, theft or destruction of confidential information, damage our reputation and cause significant financial and legal exposure.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. There have been several highly publicized cases involving financial services companies, consumer-based companies and other companies, as well as governmental and political organizations, reporting breaches in the security of their websites, networks or other systems. We have not been immune from such events. Some of the publicized breaches have involved sophisticated and targeted cyber attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, including through the introduction of computer viruses, malware, ransomware, phishing, denial-of-service, and other means. There have also been several highly publicized cases where hackers have requested "ransom" payments in exchange for not disclosing customer information.

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

We continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. Despite our efforts to ensure the integrity of our systems and information, we have not been and may not be able to anticipate, detect or implement effective preventive measures against all cyber threats, especially because the techniques used are increasingly sophisticated, change frequently, and are often not recognized until months after the attack. Cyber attacks can originate from a variety of sources, including third parties who are affiliated with foreign governments or employees acting negligently or in a manner adverse to our interests. Third parties may seek to gain access to our systems either directly or using equipment or security passwords belonging to employees, customers, third party service providers or other users of our systems. In addition, due to our interconnectivity with third party vendors, central agents, exchanges, clearing houses and other financial institutions, we could be adversely impacted if any of them are subject to a successful cyber attack or other information security event.

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

We refine our risk management techniques, strategies and assessment methods on an ongoing basis. However, risk management techniques and strategies, both ours and those available to the market generally, may not be fully effective in identifying and mitigating our risk exposure in all economic market environments or against all types of risk. For example, we may fail to identify or anticipate particular risks that our systems are capable of identifying, or the systems that we use, and that are used within the industry generally, may not be capable of identifying certain risks, or every economic and financial outcome, or the specifics and timing of such outcomes. In addition, our risk management techniques and strategies seek to balance our ability to profit from our market-making and investing positions with our exposure to potential losses. Some of our strategies for managing risk are based upon our use of observed historical market behavior. We apply statistical and other tools to these observations to quantify our risk exposure. Any failures in our risk management techniques and strategies to accurately quantify our risk exposure could limit our ability to manage risks. In addition, any risk management failures could cause our losses to be significantly greater than the historical measures indicate. Further, our quantified modeling does not take all risks into account. Our more qualitative approach to managing those risks could prove insufficient, exposing us to material unanticipated losses.

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

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2019. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could materially adversely affect our business.

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

As a participant in the financial services industry, we are subject to complex and extensive regulation of many aspects of our business by U.S. federal and state regulatory agencies, SROs (including securities exchanges) and by foreign governmental agencies, regulatory bodies and securities exchanges. Specifically, our operating subsidiaries include broker dealer and related securities entities organized in the United States, the United Kingdom, and Hong Kong. Each of these entities is registered or licensed with the applicable local regulator and is subject to all of the applicable rules and regulations promulgated by those authorities. In addition, our asset management subsidiaries, PJIM, PSC Capital Partners LLC, and Piper Sandler Advisors LLC, as well as Piper Sandler & Co., are registered as investment advisors with the SEC and subject to the regulation and oversight by the SEC, and we have an additional asset management subsidiary subject to regulation in Guernsey.

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

When we conduct business outside the United States, for example in Asia and Europe, we are subject to risks, including, without limitation, the risk that we will be unable to provide effective operational support to these business activities, the risk of noncompliance with foreign laws and regulations, and the general economic and political conditions in countries where we conduct business, which may differ significantly from those in the United States. In January 2018, new regulations adopted in the European Union required the unbundling of equity trading and research fees, among other requirements, which has impacted the way that our equity institutional business receives fees from our European clients and may have an impact on our U.S. business over time. Also, the effect of Brexit is still developing and could require us to obtain additional regulatory licenses or impose new restrictions on our ability to conduct business in Europe.

Regulatory capital requirements may limit our ability to expand or maintain our present levels of business or impair our ability to meet our financial obligations.

We are subject to the SEC's uniform net capital rule (Rule 15c3-1) and the net capital rule of FINRA, which may limit our ability to make withdrawals of capital from Piper Sandler & Co., our U.S. broker dealer subsidiary. The uniform net capital rule sets the minimum level of net capital a broker dealer must maintain and also requires that a portion of its assets be relatively liquid. FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below its requirements. Underwriting commitments require a charge against net capital and, accordingly, our ability to make underwriting commitments may be limited by the requirement that we must at all times be in compliance with the applicable net capital regulations.

As Piper Sandler Companies is a holding company, it depends on dividends, distributions and other payments from our subsidiaries to fund its obligations. The regulatory restrictions described above may impede access to funds our holding company needs to make payments on any such obligations.

Other Risks to Our Shareholders

The following are additional risk factors that we have identified as posing the most significant risks to our shareholders:

We may change our dividend policy at any time and there can be no assurance that we will continue to declare cash dividends.

Our current dividend policy is to pay quarterly and annual cash dividends to our shareholders in order to return between 30 percent and 50 percent of our adjusted net income from each fiscal year to shareholders. Although we expect to pay dividends to our shareholders in accordance with our dividend policy, we have no obligation to pay any dividend, and our dividend policy may change at any time without notice. The declaration and payment of dividends is at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and capital uses, limitations imposed by our indebtedness, legal requirements and other factors that our board of directors deems relevant. As a result, we may not pay dividends at any rate or at all.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES.

As of February 21, 2020, we conducted our operations through 62 principal offices in 29 states, and the District of Columbia, and in London, Aberdeen and Hong Kong. All of our offices are leased. Our principal executive office is located at 800 Nicollet Mall, Suite 900, Minneapolis, Minnesota 55402 and, as of February 21, 2020, comprises approximately 124,000 square feet of space under a lease which expires November 30, 2025, with an early termination option effective January 31, 2022.

ITEM 3.     LEGAL PROCEEDINGS.

Due to the nature of our business, we are involved in a variety of legal proceedings. These proceedings include litigation, arbitration and regulatory proceedings, which may arise from, among other things, underwriting or other transactional activity, client account activity, employment matters, regulatory examinations of our businesses and investigations of securities industry practices by governmental agencies and SROs. The securities industry is highly regulated, and the regulatory scrutiny applied to securities firms is intense, resulting in a significant number of regulatory investigations and enforcement actions and uncertainty regarding the likely outcome of these matters.

Litigation-related expenses include amounts we reserve and/or pay out as legal and regulatory settlements, awards or judgments, and fines. Parties who initiate litigation and arbitration proceedings against us may seek substantial or indeterminate damages, and regulatory investigations can result in substantial fines being imposed on us. We reserve for contingencies related to legal proceedings at the time and to the extent we determine the amount to be probable and reasonably estimable. However, it is inherently difficult to predict accurately the timing and outcome of legal proceedings, including the amounts of any settlements, judgments or fines. We assess each proceeding based on its particular facts, our outside advisors' assessment and our past experience with similar matters, and expectations regarding the current legal and regulatory environment and other external developments that might affect the outcome of a particular proceeding or type of proceeding. Subject to the foregoing, we believe, based on our current knowledge, after appropriate consultation with outside legal counsel and taking into account our established reserves, that pending legal actions, investigations and regulatory proceedings, will be resolved with no material adverse effect on our consolidated financial condition, results of operations or cash flows. However, there can be no assurance that our assessments will reflect the ultimate outcome of pending proceedings, and the outcome of any particular matter may be material to our operating results for any particular period, depending, in part, on the operating results for that period and the amount of established reserves. Reasonably possible losses in excess of amounts accrued at December 31, 2019 are not material. We generally have denied, or believe that we have meritorious defenses and will deny, liability in all significant cases currently pending against us, and we intend to vigorously defend such actions.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol "PIPR."

Shareholders

We had 10,669 shareholders of record and approximately 25,958 beneficial owners of our common stock as of February 21, 2020.

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

Our board of directors has declared a special cash dividend on the company's common stock of $0.75 per share related to 2019 adjusted net income. This special dividend will be paid on March 13, 2020, to shareholders of record as of the close of business on March 2, 2020. Including this special cash dividend and the regular quarterly dividends totaling $1.50 per share paid during 2019, we will have returned $2.25 per share, or approximately 33 percent of our fiscal year 2019 adjusted net income to shareholders. In addition, our board of directors has declared a quarterly cash dividend on the company's common stock of $0.375 per share to be paid on March 13, 2020, to shareholders of record as of the close of business on March 2, 2020.

Our board of directors is free to change our dividend policy at any time. Restrictions on our U.S. broker dealer subsidiary's ability to pay dividends are described in Note 23 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Piper Sandler Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended December 31, 2019.

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares Yet to be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(October 1, 2019 to October 31, 2019)	331	$74.95	—	$—
Month #2
(November 1, 2019 to November 30, 2019)	2,821	$76.26	—	$—
Month #3
(December 1, 2019 to December 31, 2019)	—	$—	—	$—
Total	3,152	$76.12	—	$—

(1)
Effective September 30, 2017, our board of directors authorized the repurchase of up to $150.0 million of common stock, which expired on September 30, 2019. On November 15, 2019, our board of directors authorized the repurchase of up to $150.0 million of common stock. This authorization will be effective January 1, 2020 through December 31, 2021.

Stock Performance Graph

This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the performance of an investment in our common stock from December 31, 2014 through December 31, 2019, with the S&P 500 Index and the S&P 500 Diversified Financials Index. The graph assumes $100 was invested on December 31, 2014, in each of our common stock, the S&P 500 Index and the S&P 500 Diversified Financials Index and that all dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

FIVE YEAR TOTAL RETURN FOR PIPER SANDLER COMPANIES COMMON STOCK,
THE S&P 500 INDEX AND THE S&P DIVERSIFIED FINANCIALS INDEX

Company/Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Piper Sandler Companies	$100	$69.55	$124.81	$151.29	$119.98	$148.64
S&P 500 Index	100	101.38	113.51	138.29	132.23	173.86
S&P 500 Diversified Financials	100	90.90	109.58	136.86	123.28	153.57

ITEM 6.     SELECTED FINANCIAL DATA.

The following table presents our selected consolidated financial data in accordance with U.S. generally accepted accounting principles ("GAAP") for the periods and dates indicated. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included in this Form 10-K.

	For the year ended December 31,
(Amounts in thousands, except per share data)	2019	2018	2017 (1)		2016 (1)		2015 (1)

Revenues:
Investment banking	$629,392	$588,978	$633,837		$490,340		$414,118
Institutional brokerage	167,891	124,738	154,712		161,293		155,192
Interest	26,741	32,749	31,954		33,074		41,557
Investment income	22,275	11,039	23,386		31,032		14,795

Total revenues	846,299	757,504	843,889		715,739		625,662

Interest expense	11,733	16,551	20,268		22,525		23,399

Net revenues	834,566	740,953	823,621		693,214		602,263

Non-interest expenses:
Compensation and benefits	516,090	488,487	589,637		482,749		388,895
Restructuring and integration costs	14,321	3,498	—		10,196		—
Other	185,176	176,479	154,668		158,625		147,652

Total non-interest expenses	715,587	668,464	744,305		651,570		536,547

Income from continuing operations before income tax expense	118,979	72,489	79,316		41,644		65,716

Income tax expense	24,577	18,046	53,808		10,926		19,618

Income from continuing operations	94,402	54,443	25,508		30,718		46,098

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	23,772	1,387	(85,060)		(44,464)		12,384

Net income/(loss)	118,174	55,830	(59,552)		(13,746)		58,482

Net income/(loss) applicable to noncontrolling interests	6,463	(1,206)	2,387		8,206		6,407

Net income/(loss) applicable to Piper Sandler Companies	$111,711	$57,036	$(61,939)		$(21,952)		$52,075

Net income/(loss) applicable to Piper Sandler Companies' common shareholders	$107,200	$49,993	$(64,875)	(2)	$(21,952)	(2)	$48,060

Continued on next page

	For the year ended December 31,
(Amounts in thousands, except per share data)	2019		2018	2017 (1)		2016 (1)		2015 (1)

Amounts applicable to Piper Sandler Companies
Net income from continuing operations	$87,939		$55,649	$23,121		$22,512		$39,691
Net income/(loss) from discontinued operations	23,772		1,387	(85,060)		(44,464)		12,384
Net income/(loss) applicable to Piper Sandler Companies	$111,711		$57,036	$(61,939)		$(21,952)		$52,075

Earnings/(loss) per basic common share
Income from continuing operations	$6.21		$3.68	$1.57		$1.78		$2.55
Income/(loss)from discontinued operations	1.69		0.09	(6.64)		(3.51)		0.80
Earnings/(loss) per basic common share	$7.90		$3.78	$(5.07)		$(1.73)		$3.34

Earnings/(loss) per diluted common share
Income from continuing operations	$6.05		$3.63	$1.57		$1.76		$2.55
Income/(loss) from discontinued operations	1.65		0.09	(6.55)		(3.48)		0.79
Earnings/(loss) per diluted common share	$7.69		$3.72	$(4.99)	(3)	$(1.72)	(3)	$3.34

Dividends declared per common share	$2.51		$3.12	$1.25		$—		$—

Weighted average number of common shares outstanding
Basic	13,555		13,234	12,807		12,674		14,368
Diluted	13,937		13,425	12,978	(3)	12,779	(3)	14,389

Other data
Total assets	$1,628,719		$1,345,269	$2,024,683		$2,125,503		$2,138,518
Senior notes	$175,000		$—	$125,000		$175,000		$175,000
Total common shareholders' equity	$731,283		$677,444	$693,332		$759,250		$783,659
Total shareholders' equity	$806,528		$730,416	$741,235		$816,266		$832,820
Total employees (4)	1,249	(5)	1,197	1,203		1,227		1,082

(1)
We adopted new revenue recognition guidance effective as of January 1, 2018 under the modified retrospective method. The new guidance was applied prospectively in our consolidated financial statements beginning January 1, 2018 and reported financial information for periods prior to the year ended December 31, 2018 has not been revised. For a description of our revenue recognition accounting policies, see Note 2 to our consolidated financial statements in this Form 10-K.

(2)	No allocation of undistributed income was made due to loss position. See Note 21 to our consolidated financial statements in this Form
10-K.

(3)	Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred.

(4)	Number of employees reflect continuing operations.

(5)	The total number of employees was 1,541 on January 3, 2020, which reflects the employees who joined our firm as a result of the Sandler O'Neill acquisition.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the accompanying audited consolidated financial statements and related notes and exhibits included elsewhere in this Form 10-K. Certain statements in this Form 10-K may be considered forward-looking. See "Cautionary Note Regarding Forward-Looking Statements" in this Form 10-K for additional information regarding such statements and related risks and uncertainties.

Explanation of Non-GAAP Financial Measures

We have included financial measures that are not prepared in accordance with U.S. GAAP. These non-GAAP financial measures include adjustments to exclude (1) revenues and expenses related to noncontrolling interests, (2) amortization of intangible assets related to acquisitions, (3) compensation and non-compensation expenses from acquisition-related agreements, (4) acquisition-related restructuring and integration costs, (5) the impact from remeasuring deferred tax assets resulting from changes to the U.S. federal tax code, (6) the impact of a deferred tax asset valuation allowance and (7) discontinued operations. These adjustments affect the following financial measures: net revenues, compensation expenses, non-compensation expenses, income tax expense, net income/(loss) applicable to Piper Sandler Companies, earnings/(loss) per diluted common share, operating expenses, pre-tax operating income, pre-tax operating margin and return on average common shareholders' equity. Management believes that presenting these results and measures on an adjusted basis in conjunction with the corresponding U.S. GAAP measures provides the most meaningful basis for comparison of our operating results across periods, and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with U.S. GAAP.

Executive Overview

Overview of Operations – Our continuing operations principally consist of providing investment banking and institutional brokerage services to corporations, private equity groups, public entities, non-profit entities and institutional investors in the United States and Europe. We operate through one reportable business segment.

Investment banking services include financial advisory services, management of and participation in underwritings and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, profits and losses from trading these securities, and research checks as clients pay us for research services and corporate access offerings. Also, we generate revenue through strategic trading activities, which focus on investments in municipal bonds. In order to invest firm capital and to manage capital from outside investors, we have created alternative asset management funds in merchant banking that involve equity investments in late stage private companies; senior living, which provide financing to U.S. senior living facilities; and in the energy sector, whose principal activity is to invest in oil and gas services companies headquartered in Europe. We receive management and performance fees for managing these funds.

Discontinued Operations – Prior to September 30, 2019, we owned ARI, a traditional asset management business. This business was sold in two separate transactions in the third quarter of 2019. ARI's results, previously reported in our Asset Management segment, have been presented herein as discontinued operations for all periods presented. See Note 4 to our consolidated financial statements for further discussion of our discontinued operations.

Our Business Strategy – We continue to execute on our business strategy to drive shareholder value through revenue growth and increased profitability. We are focused on providing market leadership in the areas in which we compete and increasing revenues through market share gains, continued sector and geographic expansion, and new product offerings. Part of our continued growth will also include selectively adding partners who share our client-centric culture and who can leverage our platform to better serve clients. We also see continued growth in our advisory services business over the medium-term by capitalizing on the strength of our U.S. franchise to expand further in Europe. Revenue growth combined with operating discipline will drive increased margins and profitability.

Over the past few years, solid execution on our strategy has produced increased revenues and earnings.

Strategic Activities – We took important steps in the execution of our business strategy in 2019. These strategic activities, which impacted our results in 2019 and will significantly impact our go-forward operations, were as follows:

•
On January 3, 2020, we completed the acquisition of Sandler O'Neill, a full-service investment banking firm and broker dealer focused on the financial services industry. This transaction accelerates our goal of increasing our advisory services revenues, diversifies and enhances scale in corporate underwritings, adds a differentiated fixed income business, and increases scale in our equity brokerage business.

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

•	In the third quarter of 2019, we completed the sale of ARI. Exiting the traditional asset management business generated capital to deploy in our capital markets business.

•
On February 21, 2020, we announced a definitive agreement to acquire The Valence Group, an investment bank offering mergers and acquisitions advisory services to companies and financial sponsors with a focus on the chemicals, materials and related sectors. The transaction adds a new industry sector and expands our presence in Europe. The transaction is expected to close in the second quarter of 2020, subject to obtaining required regulatory approvals and other customary closing conditions.

Financial Highlights

	Year Ended December 31,
(Amounts in thousands, except per share data)			2019
	2019	2018	v2018
U.S. GAAP
Net revenues	$834,566	$740,953	12.6%
Compensation and benefits	516,090	488,487	5.7
Non-compensation expenses	199,497	179,977	10.8
Net income applicable to Piper Sandler Companies	111,711	57,036	95.9
Earnings per diluted common share	$7.69	$3.72	106.7

Non-GAAP (1)
Adjusted net revenues	$823,797	$737,332	11.7%
Adjusted compensation and benefits	510,952	459,241	11.3
Adjusted non-compensation expenses	176,458	169,609	4.0
Adjusted net income applicable to Piper Sandler Companies	106,197	87,412	21.5
Adjusted earnings per diluted common share	$7.36	$5.72	28.7

For the year ended December 31, 2019

•
Net revenues increased 12.6 percent compared to 2018 as higher advisory services, debt financing and institutional brokerage revenues, and higher investment income, were partially offset by lower equity financing revenues.

•
Compensation and benefits expenses were up 5.7 percent compared to the year-ago period as higher compensation expenses resulting from increased revenues were partially offset by lower acquisition-related compensation costs.

•
Non-compensation expenses increased 10.8 percent compared to 2018 due to the addition of Weeden & Co. to our platform in the third quarter of 2019 and $14.3 million of acquisition-related restructuring and integration costs.

•
For the years ended December 31, 2019 and 2018, we recorded a tax benefit of $5.1 million and $7.1 million, respectively, related to stock-based compensation awards vesting at values greater than the grant price. The tax benefit increased earnings per diluted common share by $0.36 and $0.46 in 2019 and 2018, respectively.

•
In 2019, our return on average common shareholders' equity was 13.0 percent, compared with 8.1 percent for 2018. On an adjusted basis, we generated a return on average common shareholders' equity of 15.7 percent(2) in 2019, compared with 12.7 percent(2) for 2018.

(1)	Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Year Ended December 31,
(Amounts in thousands, except per share data)	2019	2018
Net revenues:
Net revenues – U.S. GAAP basis	$834,566	$740,953
Adjustments:
Revenue related to noncontrolling interests	(10,769)	(3,621)
Adjusted net revenues	$823,797	$737,332

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$516,090	$488,487
Adjustments:
Compensation from acquisition-related agreements	(5,138)	(29,246)
Adjusted compensation and benefits	$510,952	$459,241

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$199,497	$179,977
Adjustments:
Non-compensation expenses related to noncontrolling interests	(4,306)	(4,827)
Acquisition-related restructuring and integration costs	(14,321)	—
Amortization of intangible assets related to acquisitions	(4,298)	(4,858)
Non-compensation expenses from acquisition-related agreements	(114)	(683)
Adjusted non-compensation expenses	$176,458	$169,609

Net income applicable to Piper Sandler Companies:
Net income applicable to Piper Sandler Companies – U.S. GAAP basis	$111,711	$57,036
Adjustment to exclude net income from discontinued operations	23,772	1,387
Net income from continuing operations	$87,939	$55,649
Adjustments:
Compensation from acquisition-related agreements	4,124	21,992
Acquisition-related restructuring and integration costs	10,770	—
Amortization of intangible assets related to acquisitions	3,250	3,655
Non-compensation expenses from acquisition-related agreements	114	514
Impact of the Tax Cuts and Jobs Act legislation	—	952
Impact of deferred tax asset valuation allowance	—	4,650
Adjusted net income applicable to Piper Sandler Companies	$106,197	$87,412

Earnings per diluted common share:
Earnings per diluted common share – U.S. GAAP basis	$7.69	$3.72
Adjustment to exclude net income from discontinued operations	1.65	0.09
Income from continuing operations	$6.05	$3.63
Adjustment related to participating shares (3)	0.04	—
	$6.09	$3.63
Adjustments:
Compensation from acquisition-related agreements	0.29	1.44
Acquisition-related restructuring and integration costs	0.75	—
Amortization of intangible assets related to acquisitions	0.23	0.24
Non-compensation expenses from acquisition-related agreements	0.01	0.04
Impact of the Tax Cuts and Jobs Act legislation	—	0.06
Impact of deferred tax asset valuation allowance	—	0.31
Adjusted earnings per diluted common share	$7.36	$5.72

(2)
Adjusted return on average common shareholders' equity, a non-GAAP measure, is computed by dividing adjusted net income applicable to Piper Sandler Companies for the last 12 months by average monthly common shareholders' equity. For a detailed explanation of the components of adjusted net income, see "Reconciliation of U.S. GAAP to adjusted non-GAAP financial information" in footnote (1).

(3)	A non-GAAP measure for which the adjustment related to participating shares excludes the impact of the annual special cash dividend paid in the first quarter.

Market Data

The following table provides a summary of relevant market data over the past three years.

				2019	2018
Year Ended	2019	2018	2017	v2018	v2017
S&P 500 (a)	3,231	2,507	2,677	28.9%	(6.4)%
Nasdaq (a)	8,973	6,635	6,950	35.2%	(4.5)%
Mergers and Acquisitions - Middle Market
(number of transactions in U.S.) (b)	2,920	2,933	2,727	(0.4)%	7.6%
Public Equity Offerings
(number of transactions in U.S.) (c) (f)	888	979	961	(9.3)%	1.9%
Initial Public Offerings
(number of transactions in U.S.) (c)	207	226	182	(8.4)%	24.2%
Equity Capital Markets Fee Pool - Sub $5 billion
(value of transactions in millions in U.S.) (d)	$4,729	$5,244	$5,300	(9.8)%	(1.1)%
Municipal Negotiated Issuances
(number of transactions in U.S.) (e)	7,450	5,872	8,041	26.9%	(27.0)%
Municipal Negotiated Issuances
(value of transactions in billions in U.S.) (e)	$326.4	$264.1	$350.4	23.6%	(24.6)%
Average CBOE Volatility Index (VIX)	15	17	11	(11.8)%	54.5%
NYSE Average Daily Number of Shares Traded
(millions of shares)	1,690	1,708	1,510	(1.1)%	13.1%
Nasdaq Average Daily Number of Shares Traded
(millions of shares)	1,381	1,428	1,179	(3.3)%	21.1%
10-Year Treasury Average Rate	2.14%	2.91%	2.33%	(26.5)%	24.9%
3-Month Treasury Average Rate	2.11%	1.97%	0.95%	7.1%	107.4%
Average 10-Year Municipal-Treasury Ratio (g)	0.79	0.85	0.89	(7.1)%	(4.5)%

(a)	Data provided is at period end.

(b)	Source: Thomson Reuters (transactions with reported deal value between $100 million and $1 billion and transactions with an undisclosed deal value that had a financial advisor).

(c)	Source: Dealogic (offerings with reported market value greater than $20 million).

(d)
Source: Dealogic, PlacementTracker, public filings with the SEC and Piper Sandler Equity Capital Markets (includes IPO, follow-on offerings and convertible offerings with deal values greater than $10 million and PIPEs/RDs greater than $5 million for issuers with post-deal market caps greater than $2 billion).

(e)	Source: Thomson Reuters.

(f)	Number of transactions includes convertible offerings.

(g)	Calculated based on the 10-year Municipal Market Data (MMD) index rate divided by the 10-year treasury rate.

External Factors Impacting Our Business

Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Overall market conditions are a product of many factors, which are beyond our control, often unpredictable and at times inherently volatile. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the demand for investment banking services as reflected by the number and size of advisory transactions and equity and debt financings, the relative level of volatility of the equity and fixed income markets, changes in interest rates and credit spreads (especially rapid and extreme changes), overall market liquidity, the level and shape of various yield curves, the volume and value of trading in securities, and overall equity valuations.

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

Outlook for 2020

We believe that the U.S. economy will continue to grow at a moderate pace in 2020, although this pace may be impacted by geopolitical and macroeconomic risks, such as uncertainties surrounding trade policy, negotiations regarding Brexit, a disease pandemic and global economic conditions. These risks and uncertainties may pose consequences for the global economy and inject periods of heightened volatility into the U.S. equity and debt markets. The 2020 U.S. presidential election may also influence the volatility or direction of markets based on investors’ assessment of the outcome and the overall political outlook in the U.S.

U.S. monetary policy will continue to be a critical factor impacting the economy and financial markets. Uncertainties around global growth, inflation expectations, and U.S. employment data continue to influence the U.S. Federal Reserve's interest rate policies. Factors such as these resulted in three reductions in short-term interest rates during 2019.

Despite the geopolitical and macroeconomic risks, market conditions remain conducive to advisory engagements, especially in the U.S. middle market, our primary market. Advisory activity has been driven by continued solid economic growth domestically, healthy valuations, ample financing availability with low interest rates, and demand from private equity investors. The addition of Sandler O'Neill will elevate our advisory services practice in the middle market through its market leadership in financial services. We believe our advisory services business will continue to perform well in 2020 as our pipeline remains strong across our industry sectors and will likely be more weighted to the second half of the year. Advisory services revenues for any given quarter are impacted by the timing and size of the deals closing, which can result in fluctuations in revenues period over period.

Equity capital raising had a strong finish to 2019 driven by favorable market conditions for capital raising transactions. The addition of Sandler O'Neill in 2020 will diversify and add scale to our corporate financing activities. We believe that our combined corporate financing pipeline is strong in a market conducive to capital raising. However, if the equity market experiences sustained bouts of higher volatility or a material market correction, our advisory services and corporate capital raising revenues may suffer.

In our equity brokerage business, low volatility and volumes continued through the end of 2019, as the market presented few catalysts for clients to trade as the equity markets continued to advance, despite growth concerns and trade tensions. While lower volatility benefits our capital raising revenues, it adversely impacts our equity sales and trading business. Our acquisition of Weeden & Co. enhanced the scale of our equity brokerage business by upgrading our trading capabilities and broadening our client base, driving an increase in revenues in 2019. Our acquisition of Sandler O'Neill will further enhance our equity brokerage business in 2020 through expanded research and account coverage.

Interest rates remain relatively low by historical standards and the yield curve steepened in the fourth quarter of 2019. Market conditions, including interest rates and credit spreads, as well as the level of client activity will continue to impact our fixed income results in 2020. Sandler O'Neill will broaden our fixed income product offerings and client mix to increase our fixed income brokerage revenues in 2020. In our public finance business, municipal issuance levels increased in 2019 compared to 2018 driven by lower interest rates and increased client demand. In 2020, we expect market issuance volumes to be up from 2019 levels, notwithstanding material increases in interest rates.

Results of Operations

Financial Summary

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

						As a Percentage of
						Net Revenues for the
	Year Ended December 31,					Year Ended December 31,
				2019	2018
(Dollars in thousands)	2019	2018	2017	v2018	v2017	2019	2018	2017
Revenues:
Investment banking	$629,392	$588,978	$633,837	6.9%	(7.1)%	75.4%	79.5%	77.0%
Institutional brokerage	167,891	124,738	154,712	34.6	(19.4)	20.1	16.8	18.8
Interest	26,741	32,749	31,954	(18.3)	2.5	3.2	4.4	3.9
Investment income	22,275	11,039	23,386	101.8	(52.8)	2.7	1.5	2.8
Total revenues	846,299	757,504	843,889	11.7	(10.2)	101.4	102.2	102.5

Interest expense	11,733	16,551	20,268	(29.1)	(18.3)	1.4	2.2	2.5

Net revenues	834,566	740,953	823,621	12.6	(10.0)	100.0	100.0	100.0

Non-interest expenses:
Compensation and benefits	516,090	488,487	589,637	5.7	(17.2)	61.8	65.9	71.6
Outside services	36,184	36,528	33,981	(0.9)	7.5	4.3	4.9	4.1
Occupancy and equipment	36,795	34,194	31,943	7.6	7.0	4.4	4.6	3.9
Communications	30,760	28,656	26,430	7.3	8.4	3.7	3.9	3.2
Marketing and business development	28,780	26,936	28,673	6.8	(6.1)	3.4	3.6	3.5
Deal-related expenses	25,823	25,120	—	2.8	N/M	3.1	3.4	—
Trade execution and clearance	10,186	8,014	8,166	27.1	(1.9)	1.2	1.1	1.0
Restructuring and integration costs	14,321	3,498	—	309.4	N/M	1.7	0.5	—
Intangible asset amortization	4,298	4,858	10,178	(11.5)	(52.3)	0.5	0.7	1.2
Back office conversion costs	—	—	3,927	N/M	N/M	—	—	0.5
Other operating expenses	12,350	12,173	11,370	1.5	7.1	1.5	1.6	1.4
Total non-interest expenses	715,587	668,464	744,305	7.0	(10.2)	85.7	90.2	90.4

Income from continuing operations before income tax expense	118,979	72,489	79,316	64.1	(8.6)	14.3	9.8	9.6

Income tax expense	24,577	18,046	53,808	36.2	(66.5)	2.9	2.4	6.5

Income from continuing operations	94,402	54,443	25,508	73.4	113.4	11.3	7.3	3.1

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	23,772	1,387	(85,060)	N/M	N/M	2.8	0.2	(10.3)
Net income/(loss)	118,174	55,830	(59,552)	111.7	N/M	14.2	7.5	(7.2)

Net income/(loss) applicable to noncontrolling interests	6,463	(1,206)	2,387	N/M	(150.5)	0.8	(0.2)	0.3

Net income/(loss) applicable to Piper Sandler Companies	$111,711	$57,036	$(61,939)	95.9%	N/M	13.4%	7.7%	(7.5)%
N/M — Not meaningful

For the year ended December 31, 2019, we recorded net income applicable to Piper Sandler Companies, including continuing and discontinued operations, of $111.7 million. Net revenues from continuing operations for the year ended December 31, 2019 were $834.6 million, a 12.6 percent increase compared to $741.0 million in the year-ago period. In 2019, investment banking revenues increased 6.9 percent to $629.4 million, compared with $589.0 million in 2018, as higher advisory services and debt financing revenues were offset by lower equity financing revenues. For the year ended December 31, 2019, institutional brokerage revenues were $167.9 million, up 34.6 percent compared with $124.7 million in 2018, due to higher equity and fixed income institutional brokerage revenues. Net interest income decreased to $15.0 million in 2019, compared with $16.2 million in 2018. For the year ended December 31, 2019, investment income was $22.3 million, compared with $11.0 million in 2018. The increase was driven by higher gains on our investment and the noncontrolling interests in the merchant banking funds that we manage. Non-interest expenses from continuing operations were $715.6 million for the year ended December 31, 2019, an increase of 7.0 percent compared to $668.5 million in the prior year, as higher compensation expenses from increased revenues were partially offset by lower acquisition-related compensation. Additionally, non-interest expenses increased due to incremental expenses resulting from the addition of Weeden & Co. to our platform and $14.3 million of acquisition-related restructuring and integration costs.

For the year ended December 31, 2018, we recorded net income applicable to Piper Sandler Companies, including continuing and discontinued operations, of $57.0 million. Net revenues from continuing operations for the year ended December 31, 2018 were $741.0 million, a 10.0 percent decrease compared to $823.6 million in 2017. In 2018, investment banking revenues decreased 7.1 percent to $589.0 million, compared with $633.8 million in 2017, as higher equity financing revenues were more than offset by lower advisory services and debt financing revenues. For the year ended December 31, 2018, institutional brokerage revenues were $124.7 million, down 19.4 percent compared with $154.7 million in 2017, due to lower equity and fixed income institutional brokerage revenues. For the year ended December 31, 2018, net interest income increased to $16.2 million, compared with $11.7 million in 2017. The increase was driven by lower long-term financing expenses. We repaid $50 million of variable rate senior notes upon maturity on May 31, 2017. In addition, we repaid $125 million of fixed rate senior notes upon maturity on October 9, 2018. In 2018, investment income was $11.0 million, compared with $23.4 million in 2017. The decrease was due to lower gains on our investment and the noncontrolling interests in the merchant banking funds that we manage, as well as lower gains on our other firm investments. Non-interest expenses from continuing operations were $668.5 million for the year ended December 31, 2018, a decrease of 10.2 percent compared to $744.3 million in 2017. In 2018, lower compensation expenses from decreased revenues and lower acquisition-related costs were partially offset by the impact of presenting deal-related expenses on a gross basis on the consolidated statements of operations. Beginning in 2018, new accounting guidance required the gross presentation of client reimbursed deal expenses.

Consolidated Non-Interest Expenses from Continuing Operations

Compensation and Benefits – Compensation and benefits expenses, which are the largest component of our expenses, include salaries, incentive compensation, benefits, stock-based compensation, employment taxes, income associated with the forfeiture of stock-based compensation and other employee-related costs. A portion of compensation expense is comprised of variable incentive arrangements, including discretionary incentive compensation, the amount of which fluctuates in proportion to the level of business activity, increasing with higher revenues and operating profits. Other compensation costs, primarily base salaries and benefits, are more fixed in nature. The timing of incentive compensation payments, which generally occur in February, has a greater impact on our cash position and liquidity than is reflected on our consolidated statements of operations.We have granted restricted stock and restricted cash with service conditions as a component of our acquisition deal consideration, which is amortized to compensation expense over the service period.

For the year ended December 31, 2019, compensation and benefits expenses increased 5.7 percent to $516.1 million from $488.5 million in 2018. Compensation expenses increased due to higher revenues. Partially offsetting this increase was lower acquisition-related compensation costs. Compensation and benefits expenses as a percentage of net revenues was 61.8 percent in 2019, compared with 65.9 percent in 2018. The compensation expense ratio was favorably impacted by decreased acquisition-related compensation related to the acquisition of Simmons & Company International ("Simmons") as the requisite service period for our Simmons acquisition-related compensation arrangements ended in the second quarter of 2019. Partially offsetting this decline was acquisition-related compensation related to the Weeden & Co. acquisition, which closed on August 2, 2019. Beginning in 2020, we will incur additional acquisition-related compensation related to the acquisition of Sandler O'Neill, which closed on January 3, 2020, and a full year of acquisition-related compensation related to Weeden & Co.

For the year ended December 31, 2018, compensation and benefits expenses decreased 17.2 percent to $488.5 million from $589.6 million in 2017. Compensation expenses decreased due to lower revenues as well as lower acquisition-related compensation costs, which were driven by a decline in compensation expenses related to the Simmons performance award plan implemented at the time of acquisition. Our compensation costs related to this performance plan decreased to $8.9 million in 2018, compared to $27.0 million in 2017. Compensation costs were higher in 2017 due to outperformance of the Simmons business in 2017. Compensation and benefits expenses as a percentage of net revenues was 65.9 percent in 2018, compared with 71.6 percent in 2017. The lower compensation expense ratio reflects decreased acquisition-related compensation and the impact of presenting investment banking revenues gross of related client reimbursed deal expenses, as required by accounting guidance effective January 1, 2018. This change resulted in a 230 basis point decrease to the compensation ratio in 2018.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses were $36.2 million in 2019, down slightly compared with 2018.

Outside services expenses increased 7.5 percent to $36.5 million in 2018, compared with $34.0 million in 2017. Excluding the portion of expenses from non-controlled equity interests in our consolidated alternative asset management funds, outside services expenses increased 6.0 percent due to an increase in professional fees, partially offset by a reduction in securities processing costs as a result of migrating to a fully disclosed clearing model in the third quarter of 2017.

Occupancy and Equipment – For the year ended December 31, 2019, occupancy and equipment expenses increased 7.6 percent to $36.8 million, compared with $34.2 million in 2018. The increase was primarily due to an increase in software maintenance expense and incremental expense related to the acquisition of Weeden & Co.

For the year ended December 31, 2018, occupancy and equipment expenses increased 7.0 percent to $34.2 million, compared with $31.9 million in 2017. The increase was primarily due to incremental occupancy costs related to transitioning to new office space in Houston, Texas, along with a few smaller office locations.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the year ended December 31, 2019, communication expenses increased 7.3 percent to $30.8 million, compared with $28.7 million for the year ended December 31, 2018. The increase in expense was due to higher market data expenses and incremental expense related to the acquisition of Weeden & Co.

For the year ended December 31, 2018, communication expenses increased 8.4 percent to $28.7 million, compared with $26.4 million for the year ended December 31, 2017. The increase was primarily due to higher market data services.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. In 2019, marketing and business development expenses increased 6.8 percent to $28.8 million, compared with $26.9 million for the year ended December 31, 2018. The increase was driven by higher travel and entertainment costs related to increased investment banking activity.

In 2018, marketing and business development expenses decreased 6.1 percent to $26.9 million, compared with $28.7 million for the year ended December 31, 2017. The decline was attributable to lower marketing and travel expenses.

Deal-Related Expenses – Deal-related expenses include costs we incurred over the course of a completed investment banking deal, which primarily consist of legal fees, offering expenses, and travel and entertainment costs. For the year ended December 31, 2019, deal-related expenses increased 2.8 percent to $25.8 million, compared with $25.1 million for the year ended December 31, 2018. The amount of deal-related expenses is principally dependent on the level of deal activity and may vary from period to period as the recognition of deal-related costs typically coincides with the closing of a transaction.

Effective January 1, 2018, new revenue recognition guidance required us to present reimbursed deal expenses as non-interest expenses on the consolidated statements of operations, rather than netting deal expenses incurred for completed investment banking deals within revenues.

Trade Execution and Clearance – For the year ended December 31, 2019, trade execution and clearance expenses were $10.2 million, compared with $8.0 million for the year ended December 31, 2018. The increase in trade execution and clearance expenses was reflective of higher trading volumes driven by the addition of Weeden & Co. onto our platform.

For the year ended December 31, 2018, trade execution and clearance expenses were $8.0 million, essentially flat compared with the year ended December 31, 2017.

Restructuring and Integration Costs – For the year ended December 31, 2019, we incurred acquisition-related restructuring and integration costs of $14.3 million related to the acquisitions of Weeden & Co. and Sandler O'Neill. The expenses consisted of $6.9 million of professional fees related to the transactions, $2.9 million of severance benefits, $2.8 million of contract termination costs and $1.7 million for vacated leased office space. We expect to incur additional restructuring and integration costs related to the acquisition of Sandler O'Neill in the first half of 2020.

For the year ended December 31, 2018, we recorded restructuring costs of $3.5 million related to our brokerage business, consisting of $3.2 million of severance benefits, $0.1 million for vacated leased office space and $0.2 million for contract termination costs.

Intangible Asset Amortization – Intangible asset amortization includes the amortization of definite-lived intangible assets consisting of customer relationships, internally developed software and the Simmons trade name. For the year ended December 31, 2019, intangible asset amortization was $4.3 million, compared with $4.9 million in the corresponding period of 2018. In 2020, we anticipate incurring additional intangible asset amortization expense related to the acquisition of Sandler O'Neill and a full year of intangible asset amortization expense related to the acquisition of Weeden & Co.

For the year ended December 31, 2018, intangible asset amortization was $4.9 million, compared with $10.2 million in the corresponding period of 2017.

Back Office Conversion Costs – In 2017, we migrated to a fully disclosed clearing model and are no longer self clearing. Back office conversion costs included costs incurred to transition to a fully disclosed clearing model, such as contract termination costs, vendor migration fees, professional fees, and severance benefits for impacted personnel. For the year ended December 31, 2017, we incurred back office conversion costs of $3.9 million.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses were $12.4 million in 2019, essentially flat compared with 2018.

Other operating expenses increased slightly to $12.2 million in 2018, compared with $11.4 million in 2017.

Income Taxes – For the year ended December 31, 2019, our provision for income taxes was $24.6 million, which included a $5.1 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of this benefit, our effective tax rate was 26.4 percent.

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

For the year ended December 31, 2018, our provision for income taxes was $18.0 million, which included a $7.1 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price, partially offset by $4.6 million of income tax expense for a deferred tax asset valuation allowance primarily related to net operating loss carryforwards for Piper Sandler Ltd. In addition, pursuant to SAB 118, we recorded an additional $1.0 million of income tax expense for the remeasurement of our deferred tax assets at the lower enacted federal corporate tax rate. Excluding the impact of these items, our effective tax rate was 26.5 percent.

For the year ended December 31, 2017, our provision for income taxes was $53.8 million, which included a non-cash tax charge of $36.4 million for the remeasurement of our deferred tax assets arising from the enactment of the Tax Cuts and Jobs Act and the lower enacted federal corporate tax rate and a $9.0 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of these items, our effective tax rate was 34.4 percent.

Financial Performance from Continuing Operations

Our activities as an investment bank and institutional securities firm constitute a single business segment.

Throughout this section, we have presented results on both a U.S. GAAP and non-GAAP basis. Management believes that presenting adjusted pre-tax operating income and adjusted pre-tax operating margin, each a non-GAAP measure, in conjunction with the corresponding U.S. GAAP measures provides a more meaningful basis for comparison of its operating results and underlying trends between periods, and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP results should be considered in addition to, not as a substitute for, the results prepared in accordance with U.S. GAAP.

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

Adjusted pre-tax operating income and adjusted pre-tax operating margin present the results of operations excluding the impact resulting from the consolidation of noncontrolling interests in alternative asset management funds. Consolidation of these funds results in the inclusion of the proportionate share of the income or loss attributable to the equity interests in consolidated funds that are not attributable, either directly or indirectly, to us (i.e., noncontrolling interests). This proportionate share is reflected in net income/(loss) applicable to noncontrolling interests in the accompanying consolidated statements of operations, and has no effect on our overall financial performance, as ultimately, this income or loss is not income or loss for us. Included in adjusted pre-tax operating income and adjusted pre-tax operating margin is the actual proportionate share of the income or loss attributable to us as an investor in such funds.

Adjusted pre-tax operating income and adjusted pre-tax operating margin also exclude amortization of intangible assets and compensation and non-compensation expenses from acquisition-related agreements. These amounts are excluded on a non-GAAP basis as they represent expenses specifically related to acquisitions that will eventually be fully amortized and therefore not part of our on-going operations. The acquisition-related restructuring and integration costs excluded from adjusted pre-tax operating income and adjusted pre-tax operating margin represent charges that resulted from severance benefits, vacating redundant leased office space, contract termination costs and professional fees related to the transaction. These restructuring and integration costs are excluded from our non-GAAP financial measures as they relate to an acquisition and excluding these amounts provides a better understanding of our core non-compensation expenses. Management believes that presenting adjusted pre-tax operating income and adjusted pre-tax operating margin excluding the acquisition-related amounts provides clarity on the financial results generated by the core operating components of our business.

The following table sets forth the adjusted financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Year Ended December 31,
	2019				2018
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$440,695	$—	$—	$440,695	$394,133	$—	$—	$394,133
Equity financing	104,563	—	—	104,563	122,172	—	—	122,172
Debt financing	85,701	—	—	85,701	73,262	—	—	73,262
Total investment banking	630,959	—	—	630,959	589,567	—	—	589,567

Institutional sales and trading
Equities	88,792	—	—	88,792	77,477	—	—	77,477
Fixed income	94,922	—	—	94,922	67,784	—	—	67,784
Total institutional sales and trading	183,714	—	—	183,714	145,261	—	—	145,261

Investment income	12,324	10,769	—	23,093	8,297	3,621	—	11,918

Other financing expenses	(3,200)	—	—	(3,200)	(5,793)	—	—	(5,793)

Net revenues	823,797	10,769	—	834,566	737,332	3,621	—	740,953

Operating expenses	687,410	4,306	23,871	715,587	628,850	4,827	34,787	668,464

Pre-tax operating income	$136,387	$6,463	$(23,871)	$118,979	$108,482	$(1,206)	$(34,787)	$72,489

Pre-tax operating margin	16.6%			14.3%	14.7%			9.8%

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
Other adjustments – The following table sets forth the items not included in adjusted pre-tax operating income and adjusted pre-tax operating margin for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2019	2018
Compensation from acquisition-related agreements	$5,138	$29,246
Acquisition-related restructuring and integration costs	14,321	—
Amortization of intangible assets related to acquisitions	4,298	4,858
Non-compensation expenses from acquisition-related agreements	114	683
	$23,871	$34,787

Net revenues on a U.S. GAAP basis increased 12.6 percent to $834.6 million for the year ended December 31, 2019, compared with $741.0 million in the prior-year period. For the year ended December 31, 2019, adjusted net revenues were $823.8 million compared with $737.3 million for the year ended December 31, 2018. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

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

In 2019, investment banking revenues increased 7.0 percent to $631.0 million compared with $589.6 million in the corresponding period of the prior year. For the year ended December 31, 2019, advisory services revenues increased 11.8 percent to $440.7 million, compared with $394.1 million in 2018, due to more completed transactions with larger median fees. In 2019, we completed 178 transactions with an aggregate enterprise value of $34.0 billion, compared with 170 transactions with an aggregate enterprise value of $28.9 billion in 2018. For the year ended December 31, 2019, equity financing revenues were $104.6 million, down 14.4 percent compared with $122.2 million in the strong prior-year period, due to fewer completed transactions. Equity financing activity was slow in the first half of 2019 due to the impact of the federal government shut down. Additionally, the cyclical energy market was not conducive to equity financing activity throughout 2019. During 2019, we completed 74 equity financings, compared with 85 equity financings in the year-ago period. Debt financing revenues for the year ended December 31, 2019 were $85.7 million, up 17.0 percent compared with $73.3 million in the year-ago period, driven by an increase in municipal market issuance volumes. The increase was driven by lower interest rates leading to increased refunding activity, as well as higher new money issuance volumes. Market conditions improved as the year progressed due to the reduction in interest rates and increased investor demand. During 2019, we completed 563 negotiated municipal issues with a total par value of $12.2 billion, compared with 438 negotiated municipal issues with a total par value of $11.5 billion during the prior-year period.

Institutional sales and trading revenues comprise all of the revenues generated through trading activities, which consist of facilitating customer trades, executing competitive municipal underwritings and our strategic trading activities in municipal bonds. To assess the profitability of institutional brokerage activities, we aggregate institutional brokerage revenues with the net interest income or expense associated with financing, economically hedging and holding long or short inventory positions. Our results may vary from quarter to quarter as a result of changes in trading margins, trading gains and losses, net interest spreads, trading volumes, the timing of payments for research services, and the timing of transactions based on market opportunities.

For the year ended December 31, 2019, institutional brokerage revenues increased 26.5 percent to $183.7 million, compared with $145.3 million in the prior-year period. Equity institutional brokerage revenues were $88.8 million in 2019, up 14.6 percent compared with $77.5 million in 2018, as the five months of incremental revenues from the addition of Weeden & Co. to our platform more than offset the decline in revenues due to low volatility and volumes. For the year ended December 31, 2019, fixed income institutional brokerage revenues were $94.9 million, up 40.0 percent compared with $67.8 million in the prior-year period. The increase was driven by a combination of increasing client activity, conducive market conditions and strong execution. Additionally, markets were challenging in the prior year. In the first quarter of 2018, industry returns for municipal bonds were the worst in nearly a decade and customer demand was muted due to the impact of tax reform on the municipal asset class. Also, macroeconomic concerns caused yields to swiftly move lower in the fourth quarter of 2018.

Investment income includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our merchant banking, energy and senior living funds, as well as management and performance fees generated from those funds. For the year ended December 31, 2019, investment income was $23.1 million, compared to $11.9 million in 2018. In 2019, we recorded higher gains on our investment and the noncontrolling interests in the merchant banking funds that we manage. Excluding the impact of noncontrolling interests, adjusted investment income was $12.3 million in 2019 and $8.3 million in 2018.

Other financing expenses primarily represent interest paid on our senior notes along with commitment fees on our line of credit and revolving credit facility. For the year ended December 31, 2019, other financing expenses decreased to $3.2 million, compared with $5.8 million in the prior-year period. We repaid $125 million of fixed rate senior notes upon maturity on October 9, 2018, reducing financing expenses in 2019. The reduction in financing expenses was partially offset by the issuance of $175 million of fixed rate senior notes on October 15, 2019 to finance a portion of our acquisition of Sandler O'Neill. We expect other financing expenses to increase in 2020 due to a full year of interest on the fixed rate senior notes.

Pre-tax operating margin for the year ended December 31, 2019 was 14.3 percent, compared with 9.8 percent for 2018. The increase in pre-tax operating margin was driven by higher revenues and lower acquisition-related compensation which was partially offset by higher acquisition-related restructuring and integration costs. Adjusted pre-tax operating margin increased to 16.6 percent in 2019, compared with 14.7 percent in 2018, due to higher revenues.

The following table sets forth the adjusted financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP pre-tax operating income and pre-tax operating margin for the periods presented:

	Year Ended December 31,
	2018				2017
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Dollars in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$394,133	$—	$—	$394,133	$443,303	$—	$—	$443,303
Equity financing	122,172	—	—	122,172	98,996	—	—	98,996
Debt financing	73,262	—	—	73,262	93,434	—	—	93,434
Total investment banking	589,567	—	—	589,567	635,733	—	—	635,733

Institutional sales and trading
Equities	77,477	—	—	77,477	81,717	—	—	81,717
Fixed income	67,784	—	—	67,784	89,609	—	—	89,609
Total institutional sales and trading	145,261	—	—	145,261	171,326	—	—	171,326

Investment income	8,297	3,621	—	11,918	18,919	5,319	—	24,238

Other financing expenses	(5,793)	—	—	(5,793)	(7,676)	—	—	(7,676)

Net revenues	737,332	3,621	—	740,953	818,302	5,319	—	823,621

Operating expenses	628,850	4,827	34,787	668,464	675,596	2,932	65,777	744,305

Pre-tax operating income	$108,482	$(1,206)	$(34,787)	$72,489	$142,706	$2,387	$(65,777)	$79,316

Pre-tax operating margin	14.7%			9.8%	17.4%			9.6%

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

Net revenues on a U.S. GAAP basis decreased 10.0 percent to $741.0 million for the year ended December 31, 2018, compared with $823.6 million for the year ended December 31, 2017. For the year ended December 31, 2018, adjusted net revenues were $737.3 million compared with $818.3 million in the prior year. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

In 2018, investment banking revenues decreased 7.3 percent to $589.6 million compared with $635.7 million in 2017. For the year ended December 31, 2018, advisory services revenues decreased 11.1 percent to $394.1 million, compared with $443.3 million in 2017. The number of completed transactions increased from the prior year, however, revenues declined as 2017 was elevated by several large fees. We completed 170 transactions with an aggregate enterprise value of $28.9 billion during 2018, compared with 163 transactions with an aggregate enterprise value of $34.3 billion in 2017. For the year ended December 31, 2018, equity financing revenues were $122.2 million, up 23.4 percent compared with $99.0 million in 2017, due to higher revenue per transaction. The number of deals in which we were bookrunner increased approximately seven percent compared to 2017. Strong valuations and stable markets through the first three quarters of 2018 created optimum IPO conditions in the market. During 2018, we completed 85 equity financings, compared with 84 equity financings in 2017. Debt financing revenues for the year ended December 31, 2018 were $73.3 million, a decrease of 21.6 percent compared with $93.4 million in 2017, due to lower public finance revenues as municipal market issuance volume declined meaningfully compared to 2017. The first quarter of 2018 experienced a significant decline in public finance issuance volume due to record issuance volume in the fourth quarter of 2017 as issuers accelerated financings before implementation of federal tax law changes in 2018. Municipal market issuance volume began to rebound after the first quarter of 2018, but it was still down approximately 24 percent on a year-over-year basis as the increase in new money issuance volume did not offset the significant decrease in refunding activity. During 2018, we completed 438 negotiated municipal issues with a total par value of $11.5 billion, compared with 622 negotiated municipal issues with a total par value of $15.3 billion during 2017.

For the year ended December 31, 2018, institutional brokerage revenues decreased 15.2 percent to $145.3 million, compared with $171.3 million in 2017. Equity institutional brokerage revenues were $77.5 million in 2018, down 5.2 percent compared with $81.7 million in 2017, due to changes in how equity market participants pay for equity research and trade execution services at a time when the overall fee pool was shrinking. Global market participants began shifting trade execution to low-touch providers and paying for research services separately, a result of MiFID II regulation that became effective in the European Union at the beginning of 2018. For the year ended December 31, 2018, fixed income institutional brokerage revenues were $67.8 million, down 24.4 percent compared with $89.6 million in the prior year, due primarily to lower trading gains resulting from limited trading opportunities and unfavorable markets, as well as a decline in customer flow activity. Market conditions were challenging as low relative, but rising, interest rates and a flattened yield curve persisted throughout 2018 and resulted in reduced client volumes and limited trading opportunities. Our results were disproportionately impacted by the challenging fixed income markets in 2018 given our meaningful exposure to the municipal market where customer demand was muted due to the impact of federal tax reform on the municipal asset class.

For the year ended December 31, 2018, investment income was $11.9 million, compared to $24.2 million in 2017. In 2018, we recorded lower gains in our merchant banking funds and on our other firm investments. Excluding the impact of noncontrolling interests, adjusted investment income was $8.3 million in 2018 and $18.9 million in 2017.

In 2018, other financing expenses decreased to $5.8 million, compared to $7.7 million in the prior year. We repaid $50 million of variable rate senior notes upon maturity on May 31, 2017. Also, we repaid our $125 million of fixed rate senior notes upon maturity on October 8, 2018.

Pre-tax operating margin for 2018 increased slightly to 9.8 percent, compared with 9.6 percent for 2017. Adjusted pre-tax operating margin was 14.7 percent in 2018, compared with 17.4 percent in 2017. The decreased adjusted pre-tax operating margin was primarily attributable to lower adjusted net revenues. The new accounting guidance requiring the gross presentation of client reimbursed deal expenses, which totaled $25.1 million for the year ended December 31, 2018, reduced pre-tax operating margin by 50 basis points in 2018.

Discontinued Operations

Discontinued operations includes our traditional asset management subsidiary, ARI, which we sold in the third quarter of 2019. ARI's results, previously reported in our Asset Management segment, have been presented as discontinued operations for all periods presented.

The components of discontinued operations were as follows:

	Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Net revenues	$26,546	$43,489	$51,301

Operating expenses	22,589	35,227	40,356
Intangible asset amortization and impairment (1)	5,465	5,602	5,222
Restructuring costs	10,268	272	—
Goodwill impairment	—	—	114,363
Total non-interest expenses	38,322	41,101	159,941

Income/(loss) from discontinued operations before income tax expense/(benefit)	(11,776)	2,388	(108,640)

Income tax expense/(benefit)	(2,522)	1,001	(23,580)

Net income/(loss) from discontinued operations before gain on sales	(9,254)	1,387	(85,060)

Gain on sales, net of tax	33,026	—	—

Income/(loss) from discontinued operations, net of tax	$23,772	$1,387	$(85,060)

(1)	Includes $2.9 million of intangible asset impairment related to the ARI trade name for the year ended December 31, 2019.

Restructuring costs of $10.3 million for the year ended December 31, 2019 primarily relate to transaction costs and payments associated with the sale of the business.

See Note 4 to our consolidated financial statements in Part II, Item 8 of this Form 10-K for further discussion of our discontinued operations.

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

Valuation of Financial Instruments

Financial instruments and other inventory positions owned, financial instruments and other inventory positions sold, but not yet purchased, and certain of our investments recorded in investments on our consolidated statements of financial condition consist of financial instruments recorded at fair value, as required by accounting guidance. Unrealized gains and losses related to these financial instruments are reflected on our consolidated statements of operations.

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

Goodwill and Intangible Assets

We record all assets acquired and liabilities assumed in acquisitions, including goodwill and other intangible assets, at fair value. Determining the fair value of assets and liabilities acquired requires certain management estimates. At December 31, 2019, we had goodwill of $87.6 million and intangible assets of $16.7 million.

We are required to perform impairment tests of goodwill and indefinite-life intangible assets annually and on an interim basis when circumstances exist that could indicate possible impairment. We have elected to test for goodwill impairment in the fourth quarter of each calendar year. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after making an assessment, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then further analysis is unnecessary. However, if we conclude otherwise, then we are required to perform a quantitative goodwill test, which requires management to make judgments in determining what assumptions to use in the calculation. The quantitative goodwill test compares the fair value of the reporting unit to its carrying value, including allocated goodwill. An impairment is recognized for the excess amount of a reporting unit's carrying value over its fair value. See Note 12 to our consolidated financial statements for additional information on our goodwill impairment testing.

The initial recognition of goodwill and other intangible assets and the subsequent quantitative impairment analysis involves significant judgment in determining the estimates of future cash flows, discount rates, economic forecast and other assumptions which are then used in acceptable valuation techniques, such as the market approach (earnings and/or transaction multiples) and/or the income approach (discounted cash flow method). Changes in these estimates and assumptions could have a significant impact on the fair value and any resulting impairment of goodwill. Our estimated cash flows, by their nature, are difficult to determine over an extended time period. Events and factors that may significantly affect the estimates include, among others, competitive forces and changes in revenue growth trends, cost structures, technology, and market conditions. To assess the reasonableness of cash flow estimates and validate assumptions used in our estimates, we review historical performance of the underlying assets or similar assets. In assessing the fair value of our reporting unit, the volatile nature of the securities markets and our industry requires us to consider the business and market cycle and assess the stage of the cycle in estimating the timing and extent of future cash flows. In addition to discounted cash flows, we consider earnings multiples of comparable public companies and multiples of recent mergers and acquisitions transactions of similar businesses in our subsequent impairment analysis.

We elected to perform a qualitative assessment to test goodwill in our capital markets reporting unit for impairment. The following relevant events and circumstances were evaluated in concluding that it was not more likely than not that this goodwill was impaired: macroeconomic conditions, industry and market considerations, and the overall financial performance of the capital markets reporting unit. Our annual goodwill impairment testing, performed as of October 31, 2019, resulted in no impairment.

We also evaluated our intangible assets and concluded there was no impairment in 2019 associated with the capital markets reporting unit.

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

See Note 20 to our consolidated financial statements for additional information about our stock-based compensation plans.

Income Taxes

We file a consolidated U.S. federal income tax return, which includes all of our qualifying subsidiaries. We also are subject to income tax in various states and municipalities and those foreign jurisdictions in which we operate. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally restricted compensation (i.e., restricted stock, restricted stock units, restricted mutual fund shares, and deferred compensation). The realization of deferred tax assets is assessed and a valuation allowance is recognized to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. We believe that our future taxable profits will be sufficient to recognize our U.S. deferred tax assets. However, if our projections of future taxable profits do not materialize, we may conclude that a valuation allowance is necessary, which would impact our results of operations in that period. As of December 31, 2019, we have recorded a deferred tax asset valuation allowance of $4.4 million related to net operating loss carryforwards in the U.K. for Piper Sandler Ltd.

We record deferred tax benefits for future tax deductions expected upon the vesting of stock-based compensation. We recognize the income tax effects of stock-based compensation awards in the income statement when the awards vest. If deductions reported on our tax return for stock-based compensation (i.e., the value of the stock-based compensation at the time of vesting) exceed the cumulative cost of those instruments recognized for financial reporting (i.e., the grant date fair value of the compensation computed in accordance with ASC 718), we record the excess tax benefit as income tax benefit. Conversely, if deductions reported on our tax return for stock-based compensation are less than the cumulative cost of those instruments recognized for financial reporting, the deficiency is recorded as income tax expense. For the year ended December 31, 2019, we recorded a $5.1 million tax benefit from continuing operations for stock awards vesting during the period. In the first quarter of 2020, approximately 266,000 shares vested. Based upon the share prices at vesting, the resulting income tax expense/(benefit) is not material.

We establish reserves for uncertain income tax positions in accordance with FASB Accounting Standards Codification Topic 740, "Income Taxes," when it is not more likely than not that a certain position or component of a position will be ultimately upheld by the relevant taxing authorities. Significant judgment is required in evaluating uncertain tax positions. Our tax provision and related accruals include the impact of estimates for uncertain tax positions and changes to the reserves that are considered appropriate. To the extent the probable tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of change and, in turn, our results of operations. In the fourth quarter of 2019, we recorded a $4.1 million liability for uncertain income tax positions related to our acquisition of Weeden & Co. This liability was recorded as a measurement period adjustment in accordance with FASB Accounting Standards Codification Topic 805, "Business Combinations," and includes a corresponding indemnification asset.

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

Our acquisition of Sandler O'Neill, which closed on January 3, 2020, was funded through cash flows from operations, cash proceeds from the sale of ARI, and our unsecured fixed rate senior notes which were issued on October 15, 2019.

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

Our board of directors declared the following dividends on shares of our common stock:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 2, 2017	$0.3125	February 20, 2017	March 13, 2017
April 27, 2017	$0.3125	May 26, 2017	June 15, 2017
July 27, 2017	$0.3125	August 28, 2017	September 15, 2017
October 26, 2017	$0.3125	November 29, 2017	December 15, 2017
February 1, 2018 (1)	$1.6200	February 26, 2018	March 15, 2018
February 1, 2018	$0.3750	February 26, 2018	March 15, 2018
April 27, 2018	$0.3750	May 25, 2018	June 15, 2018
July 27, 2018	$0.3750	August 24, 2018	September 14, 2018
October 26, 2018	$0.3750	November 28, 2018	December 14, 2018
February 1, 2019 (2)	$1.0100	February 25, 2019	March 15, 2019
February 1, 2019	$0.3750	February 25, 2019	March 15, 2019
April 26, 2019	$0.3750	May 24, 2019	June 14, 2019
July 26, 2019	$0.3750	August 23, 2019	September 13, 2019
October 30, 2019	$0.3750	November 22, 2019	December 13, 2019
January 31, 2020 (3)	$0.7500	March 2, 2020	March 13, 2020
January 31, 2020	$0.3750	March 2, 2020	March 13, 2020

(1)	Represents the annual special cash dividend based on fiscal year 2017 results.

(2)	Represents the annual special cash dividend based on fiscal year 2018 results.

(3)	Represents the annual special cash dividend based on fiscal year 2019 results.

Our board of directors has declared a special cash dividend on our common stock of $0.75 per share related to 2019 adjusted net income. This special dividend will be paid on March 13, 2020, to shareholders of record as of the close of business on March 2, 2020. Including this special cash dividend and the regular quarterly dividends totaling $1.50 per share paid during 2019, we will have returned $2.25 per share, or approximately 33 percent of our fiscal year 2019 adjusted net income to shareholders.

Effective September 30, 2017, our board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2019. During 2019, we repurchased 501 shares of our common stock at an average price of $64.80 per share related to this authorization. This authorization expired on September 30, 2019.

On November 15, 2019, our board of directors authorized the repurchase of up to $150.0 million in common shares. This authorization will be effective from January 1, 2020 through December 31, 2021.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. During 2019, we purchased 701,217 shares or $50.6 million of our common stock for these purposes.

Cash Flows

Cash and cash equivalents at December 31, 2019 were $250.0 million, an increase of $199.7 million from December 31, 2018. Operating activities provided $67.8 million of cash, primarily due to cash generated from earnings. Our net income of $118.2 million in 2019 included a $33.0 million non-cash gain on the sale of ARI. The increase in operating assets was driven by a $46.2 million increase in our receivables from brokers, dealers and clearing organizations. The decrease in operating liabilities was due to a decrease in accrued compensation of $29.3 million resulting from the payment of the Simmons performance award plan in the third quarter of 2019. In 2019, investing activities provided $26.7 million, primarily due to proceeds from the sale of ARI. This increase was partially offset by the use of $19.7 million for the acquisition of Weeden & Co., and $6.5 million for the purchase of fixed assets. Cash of $104.7 million was provided through financing activities as we issued $175 million of fixed rate senior notes on October 15, 2019. The repurchase of $50.6 million of common stock and dividend payments of $35.6 million partially offset this increase.

Cash and cash equivalents at December 31, 2018 were $50.4 million, an increase of $16.6 million from December 31, 2017. Operating activities provided $509.8 million of cash, primarily due to cash generated from earnings as well as reductions in operating assets, most notably a $534.4 million decrease in net financial instruments and other inventory positions owned, as we discontinued certain of our strategic trading activities in municipal securities and reduced inventories to navigate the challenging fixed income market we experienced in 2018. Partially offsetting this decline were increases in our receivables from brokers, dealers and clearing organizations related to Pershing, our clearing broker dealer. The decrease in operating liabilities was primarily driven by a decrease in accrued compensation of $60.2 million, the result of lower compensation costs in 2018 resulting from decreased revenues. In 2018, investing activities used $15.8 million of cash for the purchase of fixed assets. Cash of $476.8 million was used in financing activities as we reduced amounts due under our short-term financing by $240.0 million, through the closure of our prime brokerage arrangement related to our strategic trading activities in municipal securities. We also repurchased $70.9 million of our common stock, paid $47.2 million in dividends and repaid our $125.0 million fixed rate senior notes in full on the October 9, 2018 maturity date.

Cash and cash equivalents decreased $36.6 million to $33.8 million at December 31, 2017 from December 31, 2016. Operating activities provided $203.0 million of cash, as non-cash charges and decreases in operating assets were partially offset by an increase in operating liabilities. Our $59.6 million net loss in 2017 included non-cash charges of $114.4 million related to goodwill impairment attributable to our Asset Management segment, $36.4 million for the remeasurement of our deferred tax assets arising from the enactment of the Tax Cuts and Jobs Act and the lower federal corporate tax rate of 21 percent, and $15.4 million of intangible asset amortization. The conversion to a fully disclosed clearing model in 2017 resulted in a decrease in net operating assets related to the clearing and carrying of customer accounts. This decrease was partially offset by an increase in inventory balances, particularly municipal securities, driven by a trading opportunity in the municipal market identified at the end of the year. The increase in operating liabilities was primarily driven by an increase in accrued compensation of $110.2 million, the result of higher compensation costs in 2017 resulting from increased revenues. Investing activities in 2017 used $8.0 million of cash for the purchase of fixed assets. Cash of $233.1 million was used in financing activities as we reduced amounts due under our short-term financing by $128.9 million, primarily by decreasing our commercial paper funding as our clearing relationship with Pershing provided another source of financing. In addition, we repaid $50.0 million of variable rate senior notes in full on the May 31, 2017 maturity date.

Leverage

The following table presents total assets, adjusted assets, total shareholders' equity and tangible shareholders' equity with the resulting leverage ratios:

	December 31,	December 31,
(Dollars in thousands)	2019	2018
Total assets	$1,628,719	$1,345,269
Deduct: Goodwill and intangible assets	(104,335)	(86,139)
Deduct: Right-of-use lease asset	(40,030)	—
Deduct: Assets from noncontrolling interests	(76,516)	(53,558)
Adjusted assets	$1,407,838	$1,205,572

Total shareholders' equity	$806,528	$730,416
Deduct: Goodwill and intangible assets	(104,335)	(86,139)
Deduct: Noncontrolling interests	(75,245)	(52,972)
Tangible common shareholders' equity	$626,948	$591,305

Leverage ratio (1)	2.0	1.8

Adjusted leverage ratio (2)	2.2	2.0

(1)	Leverage ratio equals total assets divided by total shareholders' equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders' equity.

Adjusted assets and tangible common shareholders' equity are non-GAAP financial measures. Goodwill and intangible assets are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets that can be deployed in a liquid manner. The right-of-use lease asset is also subtracted from total assets in determining adjusted assets as it is not an operating asset that can be deployed in a liquid manner. Amounts attributed to noncontrolling interests are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as they represent assets and equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Sandler Companies. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies.

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

Our day-to-day funding and liquidity is obtained primarily through the use of our clearing arrangement with Pershing, commercial paper issuance, a prime broker agreement and a bank line of credit, and is typically collateralized by our securities inventory. These funding sources are critical to our ability to finance and hold inventory, which is a necessary part of our institutional brokerage business. The majority of our inventory is liquid and is therefore funded by short-term facilities. Certain of these short-term facilities (i.e., committed line and commercial paper) have been established to mitigate changes in the liquidity of our inventory based on changing market conditions. In the case of our committed line, it is available to us regardless of changes in market liquidity conditions through the end of its term, although there may be limitations on the type of securities available to pledge. Our commercial paper program helps mitigate changes in market liquidity conditions given it is not an overnight facility, but provides funding with a term of 27 to 270 days. Our funding sources are also dependent on the types of inventory that our counterparties are willing to accept as collateral and the number of counterparties available. Funding is generally obtained at rates based upon the federal funds rate or LIBOR.

Pershing Clearing Arrangement – We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, the majority of our securities inventories and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our clearing arrangement activities are recorded net from trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Sandler & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. At December 31, 2019, we had $0.8 million of financing outstanding under this arrangement.

Commercial Paper Program – Piper Sandler & Co. issues secured commercial paper to fund a portion of its securities inventory. This commercial paper is currently issued under two separate programs, CP Series A and CP Series II A, and is secured by different inventory classes, which is reflected in the interest rate paid on the respective program. The programs can issue commercial paper with maturities of 27 to 270 days. CP Series II A includes a covenant that requires Piper Sandler & Co. to maintain excess net capital of $100 million. The CP Series A program was retired effective January 2, 2020. The following table provides information about our commercial paper programs at December 31, 2019:

(Dollars in millions)	CP Series A	CP Series II A
Maximum amount that may be issued	$300.0	$200.0
Amount outstanding	—	50.0

Weighted average maturity, in days	—	6
Weighted average maturity at issuance, in days	—	32

Prime Broker Arrangements – We have established an overnight financing arrangement with a broker dealer related to our convertible securities inventories. Financing under this arrangement is secured primarily by convertible securities and collateral limitations could reduce the amount of funding available. The funding is at the discretion of the prime broker and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers and clearing organizations, net of trading activity. At December 31, 2019, we had $129.2 million of financing outstanding under this prime broker arrangement.

Additionally, we previously established an arrangement to obtain overnight financing with another prime broker related to certain strategic trading activities in municipal securities. We completed the liquidation of the municipal securities inventories associated with these strategic trading activities in the third quarter of 2018, and have closed this prime broker arrangement as we no longer needed the funding source.

Committed Line – We elected to decrease our committed line from $175 million to a one-year $125 million revolving secured credit facility in the fourth quarter of 2019. We may use this credit facility in the ordinary course of business to fund a portion of our daily operations. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 11, 2020. This credit facility has been in place since 2008 and we renewed the facility for another one-year term in the fourth quarter of 2019. At December 31, 2019, we had no advances against this line of credit.

Revolving Credit Facility – On December 20, 2019, our parent company, Piper Sandler Companies, entered into a credit agreement ("Credit Agreement") with U.S. Bank N.A., which created an unsecured $50 million revolving credit facility. The Credit Agreement will terminate on December 20, 2022, unless otherwise terminated by the parties pursuant to the terms of the Credit Agreement, and is subject to a one-year extension exercisable at our option. At December 31, 2019, we had no advances against this credit facility.

The Credit Agreement includes customary events of default and covenants that, among other things, limit our leverage ratio, require Piper Sandler & Co. to maintain a minimum regulatory net capital, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. At December 31, 2019, we were in compliance with all covenants.

The following tables present the average balances outstanding for our various funding sources by quarter for 2019 and 2018:

	Average Balance for the Three Months Ended
(Dollars in millions)	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019
Funding source:
Pershing clearing arrangement	$22.9	$94.6	$170.2	$82.1
Commercial paper	50.0	50.0	50.0	50.0
Prime broker arrangements	99.7	68.0	77.1	106.4
Total	$172.6	$212.6	$297.3	$238.5

	Average Balance for the Three Months Ended
(Dollars in millions)	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018
Funding source:
Pershing clearing arrangement	$79.6	$3.0	$90.0	$47.1
Commercial paper	50.0	50.0	50.0	50.0
Prime broker arrangements	85.2	112.7	218.8	336.5
Total	$214.8	$165.7	$358.8	$433.6

The average funding in the fourth quarter of 2019 decreased to $172.6 million, compared with $212.6 million during the third quarter of 2019 and $214.8 million during the fourth quarter of 2018, due to an increase in long-term financing as a result of the new fixed rate senior notes issued during the quarter.

The following table presents the maximum daily funding amount by quarter for 2019 and 2018:

(Dollars in millions)	2019	2018
First Quarter	$362.7	$613.1
Second Quarter	$427.1	$505.0
Third Quarter	$416.0	$263.5
Fourth Quarter	$330.7	$312.3

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

The Note Purchase Agreement includes customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. At December 31, 2019, we were in compliance with all covenants.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments. The following table summarizes the contractual amounts at December 31, 2019, in total and by remaining maturity. Excluded from the table are a number of obligations recorded on the consolidated statements of financial condition that generally are short-term in nature, including secured financing transactions, trading liabilities, short-term borrowings and other payables and accrued liabilities. The amounts presented in the table below may not necessarily reflect our actual future cash funding requirements because the actual timing of the future payments made may vary from the stated contractual obligation.

		2021	2023	2025 and
(Dollars in millions)	2020	- 2022	- 2024	thereafter	Total
Operating lease obligations	$17.2	$24.0	$14.9	$10.9	$67.0
Purchase commitments	19.9	17.4	7.6	8.8	53.7
Investment commitments (1)	—	—	—	—	71.0
Senior notes	—	50.0	125.0	—	175.0

(1)	The investment commitments have no specified call dates. The timing of capital calls is based on market conditions and investment opportunities.

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

Capital Requirements

As a registered broker dealer and member firm of FINRA, Piper Sandler & Co. is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At December 31, 2019, our net capital under the SEC's uniform net capital rule was $236.9 million, and exceeded the minimum net capital required under the SEC rule by $235.9 million.

Although we operate with a level of net capital substantially greater than the minimum thresholds established by FINRA and the SEC, a substantial reduction of our capital would curtail many of our capital markets revenue producing activities.

Our committed short-term credit facility, revolving credit facility and senior notes with PIMCO include covenants requiring Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million. Secured commercial paper issued under CP Series II A includes a covenant that requires Piper Sandler & Co. to maintain excess net capital of $100 million. Our fully disclosed clearing agreement with Pershing also includes a covenant requiring Piper Sandler & Co. to maintain excess net capital of $120 million.

At December 31, 2019, Piper Sandler Ltd., our broker dealer subsidiary registered in the U.K., was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At December 31, 2019, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Trade Commission.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2023	2025		December 31,	December 31,
(Dollars in thousands)	2020	2021	2022	- 2024	- 2026	Later	2019	2018
Customer matched-book derivative contracts (1) (2)	$19,040	$6,930	$25,440	$143,180	$54,160	$1,948,590	$2,197,340	$2,532,966
Trading securities derivative contracts (2)	96,500	—	—	5,000	—	9,375	110,875	262,275
Investment commitments (3)	—	—	—	—	—	—	70,953	77,984

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $173.2 million at December 31, 2019) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At December 31, 2019, we had $19.2 million of credit exposure with these counterparties, including $16.2 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At December 31, 2019 and December 31, 2018, the net fair value of these derivative contracts approximated $16.3 million and $12.5 million, respectively.

(3)	The investment commitments have no specified call dates. The timing of capital calls is based on market conditions and investment opportunities.

Derivatives

Derivatives' notional or contract amounts are not reflected as assets or liabilities on our consolidated statements of financial condition. Rather, the fair value of the derivative transactions are reported on the consolidated statements of financial condition as assets or liabilities in financial instruments and other inventory positions owned and financial instruments and other inventory positions sold, but not yet purchased, as applicable. For a discussion of our activities related to derivative products, see Note 6 in the notes to our consolidated financial statements.

Investment Commitments

We have investments, including those made as part of our merchant banking activities, in various limited partnerships or limited liability companies that provide financing or make investments in companies. We commit capital and/or act as the managing partner of these entities. We have committed capital of $71.0 million to certain entities and these commitments generally have no specified call dates. For additional information on our activities related to these types of entities, see Note 8 in the notes to our consolidated financial statements.

Replacement of Interbank Offered Rates ("IBORs"), including LIBOR

Central banks and regulators in a number of major jurisdictions (e.g., U.S., U.K., European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for IBORs. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. We have a limited number of contractual agreements which use LIBOR. We do not expect the transition from LIBOR to a replacement rate to have a significant impact on our operations.

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

We use internal committees to assist in governing risk and ensure that our business activities are properly assessed, monitored and managed. Our executive financial risk committee manages our market, liquidity and credit risks; oversees risk management practices related to these risks, including defining acceptable risk tolerances and approving risk management policies; and responds to market changes in a dynamic manner. Membership is comprised of senior leadership, including but not limited to, our Chief Executive Officer, President, Chief Financial Officer, Treasurer, Head of Market and Credit Risk, and Head of Fixed Income Trading. Other committees that help evaluate and monitor risk include underwriting, leadership team and operating committees. These committees help manage risk by ensuring that business activities are properly managed and within a defined scope of activity. Our valuation committee, comprised of members of senior management and risk management, provide oversight and overall responsibility for the internal control processes and procedures related to fair value measurements. Additionally, our operational risk committees address and monitor risk related to information systems and security, legal, regulatory and compliance matters, and third parties such as vendors and service providers.

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

	December 31,	December 31,
(Dollars in thousands)	2019	2018
Interest Rate Risk	$428	$370
Equity Price Risk	52	49
Diversification Effect (1)	(37)	(40)
Total Value-at-Risk	$443	$379

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

The aggregate VaR as of December 31, 2019 was higher than the reported VaR on December 31, 2018. The increase in VaR was due to our mix of inventory compared to the end of 2018.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average VaR calculated for each component of market risk during the years ended December 31, 2019 and 2018.

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2019
Interest Rate Risk	$792	$181	$432
Equity Price Risk	69	42	54
Diversification Effect (1)			(41)
Total Value-at-Risk	$808	$191	$445

(Dollars in thousands)	High	Low	Average
For the Year Ended December 31, 2018
Interest Rate Risk	$1,084	$268	$631
Equity Price Risk	91	21	54
Diversification Effect (1)			(40)
Total Value-at-Risk	$1,101	$277	$645

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification effect would not be meaningful.

Trading losses exceeded our one-day VaR on eight occasions during 2019.

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

We have concentrated counterparty credit exposure with five non-publicly rated entities totaling $19.2 million at December 31, 2019. This counterparty credit exposure is part of our matched-book derivative program related to our public finance business, consisting primarily of interest rate swaps. One derivative counterparty represented 84.2 percent, or $16.2 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2019.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of Piper Sandler Companies included in this Annual Report on Form 10-K, has issued an attestation report on internal control over financial reporting as of December 31, 2019. Their report, which expresses an unqualified opinion on the effectiveness of Piper Sandler Companies' internal control over financial reporting as of December 31, 2019, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Piper Sandler Companies

Opinion on Internal Control over Financial Reporting
We have audited Piper Sandler Companies’ (the Company, formerly known as Piper Jaffray Companies) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes, and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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
February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Piper Sandler Companies

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Piper Sandler Companies (the Company, formerly known as Piper Jaffray Companies) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of Investments at Fair Value
Description of the Matter
At December 31, 2019, the fair value of the Company’s investments categorized as Level III of the fair value hierarchy totaled $132.3 million, primarily consisting of merchant banking investments in private companies (“merchant banking investments”) that do not have readily determinable fair values. These investments are held in consolidated funds, which include $75.2 million of noncontrolling interests attributable to unrelated third party ownership. As described in Notes 2 and 7 of the consolidated financial statements, management determines the fair values of merchant banking investments internally using the best information available. These investments are valued based on an assessment of each underlying security, considering cost, terms and liquidity of the investment, the financial condition and operating results of the issuer, rounds of financing, third party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”)) and changes in market outlook, among other factors.

Auditing the fair value of the Company’s merchant banking investments was complex, as the inputs and assumptions used by the Company are highly judgmental and could have a significant effect on the fair value measurements of such investments.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s merchant banking investment valuation process. This included controls over management’s assessment of the valuation methodologies, the inputs and assumptions used in determining fair value measurements, and the valuation committee review of merchant banking investment valuations on a quarterly basis.

To test the valuation of the Company’s merchant banking investments, our procedures included, among others, involving internal valuation specialists to assist in our evaluation of the Company’s valuation methodologies, testing the significant inputs and assumptions used by the Company in determining the fair values, and testing the mathematical accuracy of the Company’s valuation calculations. For example, we agreed model inputs to source information including capital structure, investee-provided financial information or projections, and publicly-available information on comparable transactions (e.g., transaction multiples). We assessed the issuer’s financial projections by comparing them to historical performance, obtaining an understanding of key events impacting the issuer and performing sensitivity analyses as needed to evaluate the impact to fair value that would result from changes in these projections. To the extent available, we evaluated subsequent events and other information and considered whether it corroborated or contradicted the Company’s year-end valuations.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2003.
Minneapolis, Minnesota
February 28, 2020

Piper Sandler Companies
Consolidated Statements of Financial Condition

	December 31,	December 31,
(Amounts in thousands, except share data)	2019	2018
Assets
Cash and cash equivalents	$250,018	$50,364
Receivables from brokers, dealers and clearing organizations	283,108	235,278

Financial instruments and other inventory positions owned	434,088	479,795
Financial instruments and other inventory positions owned and pledged as collateral	205,674	147,427
Total financial instruments and other inventory positions owned	639,762	627,222

Fixed assets (net of accumulated depreciation and amortization of $65,991 and $58,927, respectively)	29,850	32,300
Goodwill	87,649	81,855
Intangible assets (net of accumulated amortization of $40,864 and $36,566, respectively)	16,686	4,284
Investments	158,141	151,886
Net deferred income tax assets	68,035	72,996
Right-of-use lease asset	40,030	—
Other assets	55,440	46,443
Assets held for sale	—	42,641
Total assets	$1,628,719	$1,345,269

Liabilities and Shareholders' Equity
Short-term financing	$49,978	$49,953
Senior notes	175,000	—
Payables to brokers, dealers and clearing organizations	7,514	8,657
Financial instruments and other inventory positions sold, but not yet purchased	185,425	177,427
Accrued compensation	300,527	323,588
Accrued lease liability	57,169	—
Other liabilities and accrued expenses	46,578	45,016
Liabilities held for sale	—	10,212
Total liabilities	822,191	614,853

Shareholders' equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at December 31, 2019 and December 31, 2018;
Shares issued: 19,526,533 at December 31, 2019 and 19,518,044 at December 31, 2018;
Shares outstanding: 13,717,315 at December 31, 2019 and 12,995,397 at December 31, 2018	195	195
Additional paid-in capital	757,669	796,363
Retained earnings	258,669	182,552
Less common stock held in treasury, at cost: 5,809,218 shares at December 31, 2019 and 6,522,647 shares at December 31, 2018	(284,378)	(300,268)
Accumulated other comprehensive loss	(872)	(1,398)
Total common shareholders' equity	731,283	677,444

Noncontrolling interests	75,245	52,972
Total shareholders' equity	806,528	730,416

Total liabilities and shareholders' equity	$1,628,719	$1,345,269

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Operations

	Year Ended December 31,
(Amounts in thousands, except per share data)	2019	2018	2017

Revenues:
Investment banking	$629,392	$588,978	$633,837
Institutional brokerage	167,891	124,738	154,712
Interest	26,741	32,749	31,954
Investment income	22,275	11,039	23,386

Total revenues	846,299	757,504	843,889

Interest expense	11,733	16,551	20,268

Net revenues	834,566	740,953	823,621

Non-interest expenses:
Compensation and benefits	516,090	488,487	589,637
Outside services	36,184	36,528	33,981
Occupancy and equipment	36,795	34,194	31,943
Communications	30,760	28,656	26,430
Marketing and business development	28,780	26,936	28,673
Deal-related expenses	25,823	25,120	—
Trade execution and clearance	10,186	8,014	8,166
Restructuring and integration costs	14,321	3,498	—
Intangible asset amortization	4,298	4,858	10,178
Back office conversion costs	—	—	3,927
Other operating expenses	12,350	12,173	11,370

Total non-interest expenses	715,587	668,464	744,305

Income from continuing operations before income tax expense	118,979	72,489	79,316

Income tax expense	24,577	18,046	53,808

Income from continuing operations	94,402	54,443	25,508

Discontinued operations:
Income/(loss) from discontinued operations, net of tax	23,772	1,387	(85,060)

Net income/(loss)	118,174	55,830	(59,552)

Net income/(loss) applicable to noncontrolling interests	6,463	(1,206)	2,387

Net income/(loss) applicable to Piper Sandler Companies	$111,711	$57,036	$(61,939)

Net income/(loss) applicable to Piper Sandler Companies' common shareholders	$107,200	$49,993	$(64,875)	(1)

Continued on next page

Piper Sandler Companies
Consolidated Statements of Operations – Continued

	Year Ended December 31,
(Amounts in thousands, except per share data)	2019	2018	2017

Amounts applicable to Piper Sandler Companies
Net income from continuing operations	$87,939	$55,649	$23,121
Net income/(loss) from discontinued operations	23,772	1,387	(85,060)
Net income/(loss) applicable to Piper Sandler Companies	$111,711	$57,036	$(61,939)

Earnings/(loss) per basic common share
Income from continuing operations	$6.21	$3.68	$1.57
Income/(loss) from discontinued operations	1.69	0.09	(6.64)
Earnings/(loss) per basic common share	$7.90	$3.78	$(5.07)

Earnings/(loss) per diluted common share
Income from continuing operations	$6.05	$3.63	$1.57
Income/(loss) from discontinued operations	1.65	0.09	(6.55)
Earnings/(loss) per diluted common share	$7.69	$3.72	$(4.99)	(2)

Dividends declared per common share	$2.51	$3.12	$1.25

Weighted average number of common shares outstanding
Basic	13,555	13,234	12,807
Diluted	13,937	13,425	12,978	(2)

(1)	No allocation of undistributed income was made due to loss position. See Note 21.

(2)	Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred.
See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Net income/(loss)	$118,174	$55,830	$(59,552)

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	526	(119)	1,320

Comprehensive income/(loss)	118,700	55,711	(58,232)

Comprehensive income/(loss) applicable to noncontrolling interests	6,463	(1,206)	2,387

Comprehensive income/(loss) applicable to Piper Sandler Companies	$112,237	$56,917	$(60,619)

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Loss	Equity	Interests	Equity

Balance at December 31, 2016	12,391,970	$195	$788,927	$257,188	$(284,461)	$(2,599)	$759,250	$57,016	$816,266

Net income/(loss)	—	—	—	(61,939)	—	—	(61,939)	2,387	(59,552)
Dividends	—	—	—	(18,979)	—	—	(18,979)	—	(18,979)
Amortization/issuance of restricted stock	—	—	37,250	—	—	—	37,250	—	37,250
Repurchase of common stock through share repurchase program	(36,936)	—	—	—	(2,498)	—	(2,498)	—	(2,498)
Issuance of treasury shares for options exercised	26,149	—	662	—	1,041	—	1,703	—	1,703
Issuance of treasury shares for restricted stock vestings	841,178	—	(35,077)	—	35,077	—	—	—	—
Repurchase of common stock from employees	(314,542)	—	—	—	(22,983)	—	(22,983)	—	(22,983)
Shares reserved/issued for director compensation	3,330	—	208	—	—	—	208	—	208
Other comprehensive income	—	—	—	—	—	1,320	1,320	—	1,320
Fund capital distributions, net	—	—	—	—	—	—	—	(11,500)	(11,500)
Balance at December 31, 2017	12,911,149	$195	$791,970	$176,270	$(273,824)	$(1,279)	$693,332	$47,903	$741,235

Net income/(loss)	—	—	—	57,036	—	—	57,036	(1,206)	55,830
Dividends	—	—	—	(47,157)	—	—	(47,157)	—	(47,157)
Amortization/issuance of restricted stock	—	—	48,448	—	—	—	48,448	—	48,448
Repurchase of common stock through share repurchase program	(681,233)	—	—	—	(47,142)	—	(47,142)	—	(47,142)
Issuance of treasury shares for restricted stock vestings	1,040,015	—	(44,459)	—	44,459	—	—	—	—
Repurchase of common stock from employees	(279,664)	—	—	—	(23,761)	—	(23,761)	—	(23,761)
Shares reserved/issued for director compensation	5,130	—	404	—	—	—	404	—	404
Other comprehensive loss	—	—	—	—	—	(119)	(119)	—	(119)
Cumulative effect upon adoption of new accounting standard, net of tax (1)	—	—	—	(3,597)	—	—	(3,597)	—	(3,597)
Fund capital contributions, net	—	—	—	—	—	—	—	6,275	6,275
Balance at December 31, 2018	12,995,397	$195	$796,363	$182,552	$(300,268)	$(1,398)	$677,444	$52,972	$730,416

Continued on next page

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity – Continued

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Loss	Equity	Interests	Equity

Net income	—	$—	$—	$111,711	$—	$—	$111,711	$6,463	$118,174
Dividends	—	—	—	(35,594)	—	—	(35,594)	—	(35,594)
Amortization/issuance of restricted stock	—	—	27,137	—	—	—	27,137	—	27,137
Repurchase of common stock through share repurchase program	(501)	—	—	—	(32)	—	(32)	—	(32)
Issuance of treasury shares for restricted stock vestings	1,415,147	—	(66,474)	—	66,474	—	—	—	—
Repurchase of common stock from employees	(701,217)	—	—	—	(50,552)	—	(50,552)	—	(50,552)
Shares reserved/issued for director compensation	8,489	—	643	—	—	—	643	—	643
Other comprehensive income	—	—	—	—	—	526	526	—	526
Fund capital contributions, net	—	—	—	—	—	—	—	15,810	15,810
Balance at December 31, 2019	13,717,315	$195	$757,669	$258,669	$(284,378)	$(872)	$731,283	$75,245	$806,528

(1)	Cumulative effect adjustment upon adoption of revenue recognition guidance in ASU 2014-09, as amended.

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Operating Activities:
Net income/(loss)	$118,174	$55,830	$(59,552)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization of fixed assets	9,360	8,358	7,252
Deferred income taxes	11,323	(652)	(3,372)
Gain on sale of Advisory Research, Inc. ("ARI"), net of tax	(33,026)	—	—
Stock-based compensation	32,003	44,285	39,831
Goodwill impairment	—	—	114,363
Amortization of intangible assets	9,763	10,460	15,400
Amortization of forgivable loans	4,639	5,138	6,740
Decrease/(increase) in operating assets:
Receivables:
Customers	—	—	31,917
Brokers, dealers and clearing organizations	(46,207)	(89,884)	67,336
Securities purchased under agreements to resell	—	—	159,697
Net financial instruments and other inventory positions owned	(4,542)	534,355	(224,536)
Investments	(6,255)	24,109	(8,418)
Other assets	117	(3,758)	3,937
Increase/(decrease) in operating liabilities:
Payables:
Customers	—	—	(29,352)
Brokers, dealers and clearing organizations	(1,143)	(10,735)	(21,450)
Securities sold under agreements to repurchase	—	—	(15,046)
Accrued compensation	(29,277)	(60,191)	110,190
Other liabilities and accrued expenses	(10,117)	(7,915)	6,650
Decrease in assets held for sale	20,901	1,882	2,690
Decrease in liabilities held for sale	(7,915)	(1,487)	(1,276)

Net cash provided by operating activities	67,798	509,795	203,001

Investing Activities:
Business acquisitions, net of cash acquired	(19,674)	—	—
Proceeds from sale of ARI	52,881	—	—
Purchases of fixed assets, net	(6,516)	(15,804)	(7,994)

Net cash provided by/(used in) investing activities	26,691	(15,804)	(7,994)

Continued on next page

Piper Sandler Companies
Consolidated Statements of Cash Flows – Continued

	Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Financing Activities:
Increase/(decrease) in short-term financing	$25	$(239,984)	$(128,895)
Issuance of senior notes	175,000	—	—
Repayment of senior notes	—	(125,000)	(50,000)
Payment of cash dividend	(35,594)	(47,157)	(18,947)
Increase/(decrease) in noncontrolling interests	15,810	6,275	(11,500)
Repurchase of common stock	(50,584)	(70,903)	(25,481)
Proceeds from stock option exercises	—	—	1,703

Net cash provided by/(used in) financing activities	104,657	(476,769)	(233,120)

Currency adjustment:
Effect of exchange rate changes on cash	508	(651)	1,532

Net increase/(decrease) in cash and cash equivalents	199,654	16,571	(36,581)

Cash and cash equivalents at beginning of year	50,364	33,793	70,374

Cash and cash equivalents at end of year	$250,018	$50,364	$33,793

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$12,038	$17,129	$19,917
Income taxes	$9,581	$17,134	$31,895
See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Notes to the Consolidated Financial Statements

Note 1 Organization and Basis of Presentation

Organization

As described in Note 26, Piper Jaffray Companies completed the acquisition of SOP Holdings, LLC and its subsidiaries, including Sandler O'Neill & Partners, L.P. (collectively, "Sandler O'Neill") on January 3, 2020. Upon completion of the acquisition, Piper Jaffray Companies was renamed Piper Sandler Companies. Certain of its subsidiaries were also renamed. The financial statements presented in this report cover periods that ended prior to the completion of the acquisition, and therefore only include the results of Piper Jaffray Companies. Sandler O'Neill's results of operations will be included in the consolidated financial statements prospectively from the date of acquisition.

Piper Sandler Companies is the parent company of Piper Sandler & Co. ("Piper Sandler"), a securities broker dealer and investment banking firm; Piper Sandler Ltd., a firm providing securities brokerage and mergers and acquisitions services in Europe; Piper Sandler Finance LLC, which facilitates corporate debt underwriting in conjunction with affiliated credit vehicles; Piper Sandler Investment Group Inc. and PSC Capital Management LLC, which consist of entities providing alternative asset management services; Piper Sandler Financial Products Inc. and Piper Sandler Financial Products II Inc., entities that facilitate derivative transactions; and other immaterial subsidiaries.

Piper Sandler Companies and its subsidiaries (collectively, the "Company") operate in one reporting segment providing investment banking and institutional securities services (collectively, "Capital Markets"). The Company's Capital Markets business provides investment banking services and institutional sales, trading and research services. Investment banking services include financial advisory services, management of and participation in underwritings and public finance activities. Revenues are generated through the receipt of advisory and financing fees. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Also, the Company generates revenue through strategic trading and investing activities, which focus on investments in municipal bonds and merchant banking activities involving equity investments in late stage private companies. The Company has created alternative asset management funds in merchant banking, energy and senior living in order to invest firm capital and to manage capital from outside investors. The Company receives management and performance fees for managing these funds.

As discussed in Note 4, Advisory Research, Inc. ("ARI") was sold in the third quarter of 2019. ARI's results were previously reported in the Company's Asset Management segment, which provided traditional asset management services with product offerings in master limited partnerships and equity securities.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and include the accounts of Piper Sandler Companies, its wholly owned subsidiaries, and all other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Sandler Companies. Noncontrolling interests include the minority equity holders' proportionate share of the equity in the Company's alternative asset management funds. All material intercompany balances have been eliminated.

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

Piper Sandler Companies
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

Customer and Collateralized Securities Transactions

Piper Sandler transitioned from a self clearing securities broker dealer to a fully disclosed clearing model in 2017. Pershing LLC ("Pershing") is Piper Sandler's clearing broker dealer responsible for the clearance and settlement of firm and customer cash and security transactions. In addition, subsequent to transitioning to a fully disclosed clearing model, the Company no longer enters into securities purchased under agreements to resell, securities sold under agreements to repurchase, and securities borrowed and loaned transactions.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

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

For investments in illiquid or privately held securities that do not have readily determinable fair values, the determination of fair value requires the Company to estimate the value of the securities using the best information available. Among the factors considered by the Company in determining the fair value of such financial instruments are the cost, terms and liquidity of the investment, the financial condition and operating results of the issuer, the quoted market price of publicly traded securities with similar quality and yield, and other factors generally pertinent to the valuation of investments. In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of a similar security without restriction but may be reduced by an amount estimated to reflect such restrictions. In addition, even where the Company derives the value of a security based on information from an independent source, certain assumptions may be required to determine the security's fair value. For instance, the Company assumes that the size of positions in securities that it holds would not be large enough to affect the quoted price of the securities if the Company sells them, and that any such sale would happen in an orderly manner. The actual value realized upon disposition could be different from the currently estimated fair value.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

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

The Company leases its corporate headquarters and other offices under various non-cancelable leases, all of which are operating leases. In addition to rent, the leases require payment of real estate taxes, insurance and common area maintenance. Some of the leases contain renewal and/or termination options, escalation clauses, rent-free holidays and operating cost adjustments. The original terms of the Company's lease agreements generally range up to 12 years. The weighted-average remaining lease term was 5.3 years at December 31, 2019.

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

The discount rate used to determine the present value of the remaining lease payments reflects the Company’s incremental borrowing rate, which is the rate the Company would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment. In calculating its discount rates, the Company takes into consideration a current financing arrangement that is on a secured (i.e., collateralized) basis, as well as market interest rates and spreads, other reference points, and the respective tenors of the Company’s designated lease term ranges. The Company applies the portfolio approach in determining the discount rates for its leases. The weighted-average discount rate was 4.0 percent at December 31, 2019.

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

Goodwill and Intangible Assets

Goodwill represents the fair value of the consideration transferred in excess of the fair value of identifiable net assets at the acquisition date. The recoverability of goodwill is evaluated annually, at a minimum, or on an interim basis if circumstances indicate a possible inability to realize the carrying amount. See Note 12 for additional information on the Company's goodwill impairment testing.

Intangible assets with determinable lives consist of customer relationships, internally developed software and the Simmons & Company International ("Simmons") trade name that are amortized over their original estimated useful lives ranging from two to eight years. The pattern of amortization reflects the timing of the realization of the economic benefits of such intangible assets.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

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

Other Assets

Other assets include receivables and prepaid expenses. Receivables include fee receivables, income tax receivables, accrued interest, and loans made to employees, typically in connection with their recruitment. Employee loans are forgiven based on continued employment and are amortized to compensation and benefits expense using the straight-line method over the respective terms of the loans, which generally range from two to five years.

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

The substantial majority of the Company's advisory and underwriting fees (i.e., the success-related advisory fee) are considered variable consideration and recognized when it is probable that the variable consideration will not be reversed in a future period. The variable consideration is considered to be constrained until satisfaction of the performance obligation. The Company's performance obligation is generally satisfied at a point in time upon the closing of a strategic transaction, completion of a financing or underwriting arrangement, or some other defined outcome (e.g., providing a fairness opinion). At this time, the Company has transferred control of the promised service and the customer obtains control. As these arrangements represent a single performance obligation, allocation of the transaction price is not necessary. The Company has elected to apply the following optional exemptions regarding disclosure of its remaining performance obligations: (i) the Company's performance obligation is part of a contract that has an original expected duration of one year or less and/or (ii) the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation.

Institutional Brokerage – Institutional brokerage revenues include (i) commissions received from customers for the execution of brokerage transactions in listed and over-the-counter (OTC) equity, fixed income and convertible debt securities, which are recognized at a point in time on the trade date because the customer has obtained the rights to the underlying security provided by the trade execution service, (ii) trading gains and losses, recorded based on changes in the fair value of long and short security positions in the reporting period and (iii) fees received by the Company for equity research. The Company permits institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as commission share agreements or "soft dollar" arrangements. As the Company is not acting as a principal in satisfying the performance obligation for these arrangements, expenses relating to soft dollars are netted against commission revenues and included in other liabilities and accrued expenses on the consolidated statements of financial condition.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Investment Income – Investment income includes realized and unrealized gains and losses from the Company's merchant banking, energy, senior living and other firm investments, as well as management and performance fees generated from the Company’s alternative asset management funds.

The performance obligation related to the transfer of management and investment advisory services is satisfied over time and the related management fees are recognized under the output method, which reflects the fees that the Company has a right to invoice based on the services provided during the period. Fees are defined as a percentage of committed and/or invested capital. Amounts related to remaining performance obligations are not disclosed as the Company applies the output method.

Performance fees, if earned, are recognized when it is probable that such revenue will not be reversed in a future period. Management will consider such factors as the remaining assets and residual life of the fund to conclude whether it is probable that a significant reversal of revenue will not occur in the future.

See Note 22 for revenues from contracts with customers disaggregated by major business activity.

Stock-Based Compensation

FASB Accounting Standards Codification Topic 718, "Compensation – Stock Compensation," ("ASC 718") requires all stock-based compensation to be expensed on the consolidated statements of operations based on the grant date fair value of the award. Compensation expense related to stock-based awards that do not require future service are recognized in the year in which the awards were deemed to be earned. Stock-based awards that require future service are amortized over the relevant service period. Forfeitures of awards with service conditions are accounted for when they occur. See Note 20 for additional information on the Company's accounting for stock-based compensation.

Income Taxes

The Company files a consolidated U.S. federal income tax return, which includes all of its qualifying subsidiaries. The Company is also subject to income tax in various states and municipalities and those foreign jurisdictions in which it operates. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial statement purposes, using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The realization of deferred tax assets is assessed and a valuation allowance is recognized to the extent that it is more likely than not that any portion of a deferred tax asset will not be realized. Tax reserves for uncertain tax positions are recorded in accordance with FASB Accounting Standards Codification Topic 740, "Income Taxes" ("ASC 740").

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

Unvested stock-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the earnings allocation in the earnings per share calculation under the two-class method. See Note 21 for additional information on the Company's participating and non-participating securities.

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

Piper Sandler Companies
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

Note 3 Recent Accounting Pronouncements

Adoption of New Accounting Standards

Leases

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize a ROU lease asset and lease liability on the consolidated statements of financial condition for all leases with a term longer than 12 months and disclose key information about leasing arrangements. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP.

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

Upon adoption, the Company recognized a ROU lease asset of approximately $44.0 million and a lease liability of approximately $59.0 million. The difference between the ROU lease asset and the lease liability is due to lease incentives. There were no changes to the recognition of rent expense in the Company's consolidated statements of operations upon adoption of ASU 2016-02. In addition, the new guidance has not impacted Piper Sandler's net capital position.

Future Adoption of New Applicable Accounting Standards

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). The new guidance requires an entity to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts as opposed to delaying recognition until the loss was probable of occurring. ASU 2016-13 became effective as of January 1, 2020. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.

Note 4 Discontinued Operations

In the third quarter of 2019, the Company completed the sale of its traditional asset management business, which was conducted through its wholly-owned subsidiary ARI. On September 20, 2019, the Company completed the sale of the master limited partnerships ("MLP") and energy infrastructure strategies business to Tortoise Capital Advisors. Additionally, on September 27, 2019, the Company completed the sale of its remaining equity strategies business to its former management team.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

In addition, the Company is eligible to receive additional payments of up to a total of $10.0 million based on the revenues of the equity strategies business during each of the four annual periods from January 1, 2020 to December 31, 2023. The Company estimated the fair value of this earnout to be $2.2 million upon the close of the transaction, which will be reevaluated at each reporting date.

ARI's results, previously reported in the Asset Management segment, have been presented as discontinued operations for all periods presented and the related assets and liabilities were classified as held for sale. As of December 31, 2018, the disposal group consisted of:

December 31,
(Dollars in thousands)	2018
Assets
Net deferred income tax assets	$28,861
Fee receivables	4,128
Intangible assets	8,090
Other assets	1,562
Total assets held for sale	$42,641

Liabilities
Accrued compensation	$9,934
Other liabilities	278
Total liabilities held for sale	$10,212

The components of discontinued operations were as follows:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Net revenues	$26,546	$43,489	$51,301

Operating expenses	22,589	35,227	40,356
Intangible asset amortization and impairment (1)	5,465	5,602	5,222
Restructuring costs	10,268	272	—
Goodwill impairment	—	—	114,363
Total non-interest expenses	38,322	41,101	159,941

Income/(loss) from discontinued operations before income tax expense/(benefit)	(11,776)	2,388	(108,640)

Income tax expense/(benefit)	(2,522)	1,001	(23,580)

Net income/(loss) from discontinued operations before gain on sales	(9,254)	1,387	(85,060)

Gain on sales, net of tax	33,026	—	—

Income/(loss) from discontinued operations, net of tax	$23,772	$1,387	$(85,060)

(1)	Includes $2.9 million of intangible asset impairment related to the ARI trade name for the year ended December 31, 2019.

Note 5 Acquisition of Weeden & Co. L.P.

On August 2, 2019, the Company completed the acquisition of Weeden & Co. L.P. ("Weeden & Co."), a broker dealer specializing in equity security sales and trading. The economic value of the acquisition was approximately $42.0 million and was completed pursuant to a securities purchase agreement dated February 24, 2019, as amended. The transaction added enhanced trade execution capabilities and scale to the Company's equities institutional sales and trading business.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The Company acquired net assets with a fair value of $24.0 million as described below. As part of the purchase price, the Company granted $10.1 million in restricted cash as consideration on the acquisition date. The Company also entered into acquisition-related compensation arrangements with certain employees of $7.3 million in restricted stock for retention purposes. Both the restricted cash and restricted stock are subject to graded vesting, beginning on the third anniversary of the acquisition date, so long as the applicable employee remains continuously employed by the Company for such period. Compensation expense will be amortized on a straight-line basis over the requisite service period of four years.

Additional cash of up to $31.5 million may be earned if a net revenue target is achieved during the period from January 1, 2020 to June 30, 2021. Weeden & Co.'s equity holders, a portion of which are now employees of the Company, are eligible to receive the additional payment. Employees must fulfill service requirements in exchange for the rights to the additional payment. Amounts estimated to be payable to employees, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite performance period. The Company recorded a liability as of the acquisition date for the fair value related to non-employee equity holders. If earned, the amount will be paid by September 30, 2021.

This acquisition was accounted for pursuant to FASB Accounting Standards Codification Topic 805, "Business Combinations." Accordingly, the purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the net assets acquired was allocated between goodwill and intangible assets. The Company recorded $5.8 million of goodwill on the consolidated statements of financial condition, all of which is expected to be deductible for income tax purposes. The final goodwill recorded on the Company's consolidated statements of financial condition may differ from that reflected herein as a result of measurement period adjustments. In management's opinion, the goodwill represents the reputation and operating expertise of Weeden & Co.

Identifiable intangible assets purchased by the Company consisted of customer relationships and internally developed software with acquisition-date fair values of $12.0 million and $4.7 million, respectively.

Transaction costs of $1.9 million were incurred for the year ended December 31, 2019, and are included in restructuring and integration costs on the consolidated statements of operations.

In the fourth quarter of 2019, the Company recorded the following measurement period adjustments: $1.5 million to reflect the final fair value of Weeden & Co.'s intangible assets and $4.1 million related to a liability for uncertain state and local income tax positions and the corresponding indemnification asset and deferred tax asset.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition, including measurement period adjustments:

(Dollars in thousands)
Assets
Cash and cash equivalents	$4,351
Receivables from brokers, dealers and clearing organizations	1,623
Fixed assets	289
Goodwill	5,794
Intangible assets	16,700
Right-of-use lease asset	6,811
Other assets	10,888
Total assets acquired	46,456

Liabilities
Accrued compensation	2,156
Accrued lease liability	6,811
Other liabilities and accrued expenses	13,464
Total liabilities assumed	22,431

Net assets acquired	$24,025

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

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

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Net revenues	$870,525	$816,366	$894,582
Net income from continuing operations applicable to Piper Sandler Companies	83,582	53,561	20,070

Note 6 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

	December 31,	December 31,
(Dollars in thousands)	2019	2018
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$3,046	$1,458
Convertible securities	146,406	92,485
Fixed income securities	28,176	31,906
Municipal securities:
Taxable securities	22,570	38,711
Tax-exempt securities	222,192	268,804
Short-term securities	67,901	52,472
Mortgage-backed securities	13	15
U.S. government agency securities	51,773	123,384
U.S. government securities	77,303	954
Derivative contracts	20,382	17,033
Total financial instruments and other inventory positions owned	$639,762	$627,222

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$94,036	$82,082
Fixed income securities	10,311	20,180
U.S. government agency securities	9,935	10,257
U.S. government securities	67,090	60,365
Derivative contracts	4,053	4,543
Total financial instruments and other inventory positions sold, but not yet purchased	$185,425	$177,427

At December 31, 2019 and 2018, financial instruments and other inventory positions owned in the amount of $205.7 million and $147.4 million, respectively, had been pledged as collateral for short-term financings.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

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

Customer matched-book derivatives: The Company enters into interest rate derivative contracts in a principal capacity as a dealer to satisfy the financial needs of its customers. The Company simultaneously enters into an interest rate derivative contract with a third party for the same notional amount to hedge the interest rate and credit risk of the initial client interest rate derivative contract. In certain limited instances, the Company has only hedged interest rate risk with a third party, and retains uncollateralized credit risk as described below. The instruments use interest rates based upon either the London Interbank Offered Rate ("LIBOR") index or the Securities Industry and Financial Markets Association ("SIFMA") index.

Trading securities derivatives: The Company enters into interest rate derivative contracts and uses U.S. treasury bond futures and options to hedge interest rate and market value risks associated with its fixed income securities. These instruments use interest rates based upon the Municipal Market Data ("MMD") index, LIBOR or the SIFMA index. Prior to 2018, the Company used credit default swap index contracts to hedge credit risk associated with its taxable fixed income securities and option contracts to hedge market value risk associated with its convertible securities.

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

	December 31, 2019			December 31, 2018
(Dollars in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$209,119	$198,315	$2,197,340	$181,199	$169,950	$2,532,966
Trading securities	8	1,852	110,875	408	4,202	262,275
	$209,127	$200,167	$2,308,215	$181,607	$174,152	$2,795,241

(1)	Derivative assets are included within financial instruments and other inventory positions owned on the consolidated statements of financial condition.

(2)	Derivative liabilities are included within financial instruments and other inventory positions sold, but not yet purchased on the consolidated statements of financial condition.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

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

(Dollars in thousands)		Year Ended December 31,
Derivative Category	Operations Category	2019	2018	2017
Interest rate derivative contract	Investment banking	$(912)	$(1,880)	$(2,608)
Interest rate derivative contract	Institutional brokerage	2,417	334	(16,772)
Credit default swap index contract	Institutional brokerage	—	—	4,482
Futures and equity option derivative contracts	Institutional brokerage	—	—	(17)
		$1,505	$(1,546)	$(14,915)

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company's derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of December 31, 2019, the Company had $19.2 million of uncollateralized credit exposure with these counterparties (notional contract amount of $173.2 million), including $16.2 million of uncollateralized credit exposure with one counterparty.

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

The Company employs specific control processes to determine the reasonableness of the fair value of its financial instruments. The Company's processes are designed to ensure that the internally-estimated fair values are accurately recorded and that the data inputs and the valuation techniques used are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. Individuals outside of the trading departments perform independent pricing verification reviews as of each reporting date. The Company has established parameters which set forth when the fair value of securities are independently verified. The selection parameters are generally based upon the type of security, the level of estimation risk of a security, the materiality of the security to the Company's consolidated financial statements, changes in fair value from period to period, and other specific facts and circumstances of the Company's securities portfolio. In evaluating the initial internally-estimated fair values made by the Company's traders, the nature and complexity of securities involved (e.g., term, coupon, collateral, and other key drivers of value), level of market activity for securities, and availability of market data are considered. The independent price verification procedures include, but are not limited to, analysis of trade data (both internal and external where available), corroboration to the valuation of positions with similar characteristics, risks and components, or comparison to an alternative pricing source, such as a discounted cash flow model. The Company's valuation committee, comprised of members of senior management and risk management, provides oversight and overall responsibility for the internal control processes and procedures related to fair value measurements.

Piper Sandler Companies
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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

U.S. government securities – U.S. government securities include highly liquid U.S. treasury securities which are generally valued using quoted market prices and therefore categorized as Level I. The Company does not transact in securities of countries other than the U.S. government.

Derivative contracts – Derivative contracts include interest rate swaps, interest rate locks, and U.S. treasury bond futures and options. These instruments derive their value from underlying assets, reference rates, indices or a combination of these factors. The majority of the Company's interest rate derivative contracts, including both interest rate swaps and interest rate locks, are valued using market standard pricing models based on the net present value of estimated future cash flows. The valuation models used do not involve material subjectivity as the methodologies do not entail significant judgment and the pricing inputs are market observable, including contractual terms, yield curves and measures of volatility. These instruments are classified as Level II within the fair value hierarchy. Certain interest rate locks transact in less active markets and were valued using valuation models that included the previously mentioned observable inputs and certain unobservable inputs that required significant judgment, such as the premium over the MMD curve. These instruments are classified as Level III.

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

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking and other investments at inception to reflect economic events in earnings on a timely basis. Merchant banking and other equity investments of $2.1 million and $3.0 million, included within investments on the consolidated statements of financial condition, were accounted for at fair value and were classified as Level III assets at December 31, 2019 and 2018, respectively. The realized and unrealized net impact from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were losses of $0.6 million, gains of $0.6 million and gains of $1.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of December 31, 2019:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets
Financial instruments and other inventory positions owned:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (2)	6.5 bps	6.5 bps
Investments at fair value:
Equity securities in private companies	Market approach	Revenue multiple (2)	3 - 6 times	4.5 times
		EBITDA multiple (2)	11 - 20 times	15.7 times

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in bps (3)	0 - 21 bps	4.7 bps
Uncertainty of fair value measurements:

(1)	Unobservable inputs were weighted by the relative fair value of the financial instruments.

(2)	Significant increase/(decrease) in the unobservable input in isolation would have resulted in a significantly higher/(lower) fair value measurement.

(3)	Significant increase/(decrease) in the unobservable input in isolation would have resulted in a significantly lower/(higher) fair value measurement.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2019:

					Counterparty
					and Cash
					Collateral
(Dollars in thousands)	Level I	Level II	Level III		Netting (1)	Total
Assets
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$469	$2,577	$—		$—	$3,046
Convertible securities	—	146,406	—		—	146,406
Fixed income securities	—	28,176	—		—	28,176
Municipal securities:
Taxable securities	—	22,570	—		—	22,570
Tax-exempt securities	—	222,192	—		—	222,192
Short-term securities	—	67,901	—		—	67,901
Mortgage-backed securities	—	—	13		—	13
U.S. government agency securities	—	51,773	—		—	51,773
U.S. government securities	77,303	—	—		—	77,303
Derivative contracts	—	209,119	8		(188,745)	20,382
Total financial instruments and other inventory positions owned	77,772	750,714	21		(188,745)	639,762

Cash equivalents	226,744	—	—		—	226,744

Investments at fair value	17,658	—	132,329	(2)	—	149,987
Total assets	$322,174	$750,714	$132,350		$(188,745)	$1,016,493

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$88,794	$5,242	$—		$—	$94,036
Fixed income securities	—	10,311	—		—	10,311
U.S. government agency securities	—	9,935	—		—	9,935
U.S. government securities	67,090	—	—		—	67,090
Derivative contracts	—	198,604	1,563		(196,114)	4,053
Total financial instruments and other inventory positions sold, but not yet purchased	$155,884	$224,092	$1,563		$(196,114)	$185,425

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

(2)	Noncontrolling interests of $75.2 million are attributable to unrelated third party ownership in consolidated merchant banking and senior living funds.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2018:

					Counterparty
					and Cash
					Collateral
(Dollars in thousands)	Level I	Level II	Level III		Netting (1)	Total
Assets
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$331	$1,127	$—		$—	$1,458
Convertible securities	—	92,485	—		—	92,485
Fixed income securities	—	31,906	—		—	31,906
Municipal securities:
Taxable securities	—	38,711	—		—	38,711
Tax-exempt securities	—	268,804	—		—	268,804
Short-term securities	—	52,472	—		—	52,472
Mortgage-backed securities	—	—	15		—	15
U.S. government agency securities	—	123,384	—		—	123,384
U.S. government securities	954	—	—		—	954
Derivative contracts	—	181,378	229		(164,574)	17,033
Total financial instruments and other inventory positions owned	1,285	790,267	244		(164,574)	627,222

Cash equivalents	20,581	—	—		—	20,581

Investments at fair value	33,587	2,649	107,792	(2)	—	144,028
Total assets	$55,453	$792,916	$108,036		$(164,574)	$791,831

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$81,575	$507	$—		$—	$82,082
Fixed income securities	—	20,180	—		—	20,180
U.S. government agency securities	—	10,257	—		—	10,257
U.S. government securities	60,365	—	—		—	60,365
Derivative contracts	—	169,950	4,202		(169,609)	4,543
Total financial instruments and other inventory positions sold, but not yet purchased	$141,940	$200,894	$4,202		$(169,609)	$177,427

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

(2)	Noncontrolling interests of $53.0 million are attributable to unrelated third party ownership in consolidated merchant banking and senior living funds.

The Company's Level III assets were $132.4 million and $108.0 million, or 13.0 percent and 13.6 percent of financial instruments measured at fair value at December 31, 2019 and 2018, respectively. There were no significant transfers between levels for the year ended December 31, 2019.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	December 31,	December 31,
(Dollars in thousands)	2018	Purchases	Sales	in	out	(losses)	(losses)	2019	2019
Assets
Financial instruments and other inventory positions owned:
Mortgage-backed securities	$15	$—	$(6)	$—	$—	$(23)	$27	$13	$—
Derivative contracts	229	42	(796)	—	—	755	(222)	8	8
Total financial instruments and other inventory positions owned	244	42	(802)	—	—	732	(195)	21	8

Investments at fair value	107,792	23,624	(14,897)	—	(783)	2,901	13,692	132,329	16,105
Total assets	$108,036	$23,666	$(15,699)	$—	$(783)	$3,633	$13,497	$132,350	$16,113

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$4,202	$(16,311)	$—	$—	$—	$16,311	$(2,639)	$1,563	$1,563
Total financial instruments and other inventory positions sold, but not yet purchased	$4,202	$(16,311)	$—	$—	$—	$16,311	$(2,639)	$1,563	$1,563

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

									Unrealized gains/
									(losses) for assets/
	Balance at					Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	Transfers	gains/	gains/	December 31,	December 31,
(Dollars in thousands)	2017	Purchases	Sales	in	out	(losses)	(losses)	2018	2018
Assets
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

Liabilities
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

Note 8 Variable Interest Entities ("VIEs")

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Consolidated VIEs

The Company's consolidated VIEs at December 31, 2019 include certain alternative asset management funds in which the Company has an investment and, as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.

The following table presents information about the carrying value of the assets and liabilities of the VIEs which are consolidated by the Company and included on the consolidated statements of financial condition at December 31, 2019. The assets can only be used to settle the liabilities of the respective VIE, and the creditors of the VIEs do not have recourse to the general credit of the Company. One of these VIEs has $25.0 million of bank line financing available with an interest rate based on prime plus an applicable margin. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities are eliminated in consolidation.

Alternative Asset
(Dollars in thousands)	Management Funds
Assets
Investments	$129,646
Other assets	2,586
Total assets	$132,232

Liabilities
Other liabilities and accrued expenses	$2,859
Total liabilities	$2,859

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

Nonconsolidated VIEs

The Company determined it is not the primary beneficiary of certain VIEs and accordingly does not consolidate them. These VIEs had net assets approximating $0.3 billion at December 31, 2019 and 2018. The Company's exposure to loss from these VIEs is $7.0 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at December 31, 2019. The Company had no liabilities related to these VIEs at December 31, 2019 and 2018. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of December 31, 2019.

Note 9 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

	December 31,	December 31,
(Dollars in thousands)	2019	2018
Receivable from clearing organizations	$260,436	$223,987
Receivable from brokers and dealers	19,161	7,700
Other	3,511	3,591
Total receivables from brokers, dealers and clearing organizations	$283,108	$235,278

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

	December 31,	December 31,
(Dollars in thousands)	2019	2018
Payable to brokers and dealers	$7,514	$3,923
Payable to clearing organizations	—	4,734
Total payables to brokers, dealers and clearing organizations	$7,514	$8,657

Under the Company's fully disclosed clearing agreement, the majority of its securities inventories and all of its customer activities are held by or cleared through Pershing. The Company has also established an arrangement to obtain financing from Pershing related to the majority of its trading activities. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. The funding is at the discretion of Pershing and could be denied. The Company's clearing arrangement activities are recorded net from trading activity. The Company's fully disclosed clearing agreement includes a covenant requiring Piper Sandler to maintain excess net capital of $120 million.

Note 10 Investments

The Company's investments include investments in private companies and partnerships and investments in registered mutual funds.

	December 31,	December 31,
(Dollars in thousands)	2019	2018
Investments at fair value	$149,987	$144,028
Investments at cost	1,084	1,512
Investments accounted for under the equity method	7,070	6,346
Total investments	158,141	151,886

Less investments attributable to noncontrolling interests (1)	(75,245)	(52,972)
	$82,896	$98,914

(1)	Noncontrolling interests are attributable to third party ownership in consolidated merchant banking and senior living funds.

At December 31, 2019, investments carried on a cost basis had an estimated fair market value of $1.1 million. Because valuation estimates were based upon management's judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Note 11 Other Assets

	December 31,	December 31,
(Dollars in thousands)	2019	2018
Fee receivables	$18,574	$18,990
Accrued interest receivables	2,977	4,240
Income tax receivables	2,658	—
Forgivable loans, net	5,227	7,152
Prepaid expenses	10,687	8,763
Other	15,317	7,298
Total other assets	$55,440	$46,443

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Note 12 Goodwill and Intangible Assets

(Dollars in thousands)
Goodwill
Balance at December 31, 2017	$81,855
Goodwill acquired	—
Balance at December 31, 2018	$81,855
Goodwill acquired	5,794
Balance at December 31, 2019	$87,649

Intangible assets
Balance at December 31, 2017	$9,142
Intangible assets acquired	—
Amortization of intangible assets	(4,858)
Balance at December 31, 2018	$4,284
Intangible assets acquired	16,700
Amortization of intangible assets	(4,298)
Balance at December 31, 2019	$16,686

The Company tests goodwill and indefinite-life intangible assets for impairment on an annual basis and on an interim basis when circumstances exist that could indicate possible impairment. The Company tests for impairment at the reporting unit level, which is generally one level below its operating segments. The Company has identified one reporting unit: Capital Markets. When testing for impairment, the Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after making an assessment, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then further analysis is unnecessary. However, if the Company concludes otherwise, then the Company is required to perform a quantitative goodwill test, which requires management to make judgments in determining what assumptions to use in the calculation. The quantitative goodwill test compares the fair value of the reporting unit to its carrying value, including allocated goodwill. An impairment is recognized for the excess amount of a reporting unit's carrying value over its fair value. The estimated fair value of the reporting unit is derived based on valuation techniques that a market participant would use. The Company estimates the fair value of the reporting unit using the income approach (discounted cash flow method) and market approach (earnings and/or transaction multiples).

The Company performed its annual goodwill impairment testing as of October 31, 2019, which resulted in no impairment. The annual goodwill impairment testing for 2018 and 2017 resulted in no impairment associated with the Capital Markets reporting unit.

The Company also evaluated its intangible assets and concluded there was no impairment in 2019, 2018 and 2017 associated with the Capital Markets reporting unit.

The addition of goodwill and intangible assets during the year ended December 31, 2019 related to the acquisition of Weeden & Co., as discussed in Note 5. Management identified $16.7 million of intangible assets, consisting of $12.0 million of customer relationships and $4.7 million of internally developed software, which will be amortized over a weighted average life of 8.4 years and 3.6 years, respectively.

Intangible assets with determinable lives primarily consist of customer relationships and internally developed software. The following table summarizes the future aggregate amortization expense of the Company's intangible assets with determinable lives:

(Dollars in thousands)
2020	$4,246
2021	3,263
2022	2,416
2023	1,686
2024	1,368
Thereafter	3,707
Total	$16,686

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Note 13 Fixed Assets

	December 31,	December 31,
(Dollars in thousands)	2019	2018
Furniture and equipment	$44,018	$43,554
Leasehold improvements	39,714	36,069
Software	12,109	11,604
Total	95,841	91,227
Accumulated depreciation and amortization	(65,991)	(58,927)
	$29,850	$32,300

For the years ended December 31, 2019, 2018 and 2017, depreciation and amortization of furniture and equipment, leasehold improvements and software totaled $9.3 million, $8.1 million and $7.0 million, respectively, and are included in occupancy and equipment expense from continuing operations on the consolidated statements of operations.

Note 14 Short-Term Financing

The Company issues secured commercial paper to fund a portion of its securities inventory. The commercial paper notes ("CP Notes") can be issued with maturities of 27 days to 270 days from the date of issuance. The CP Notes are currently issued under two separate programs, CP Series A and CP Series II A, and are secured by different inventory classes. As of December 31, 2019, the weighted average maturity of outstanding CP Notes was six days. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin. CP Series II A includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain excess net capital of $100 million. The Company had CP Notes of $50.0 million outstanding at December 31, 2019 and 2018, with weighted average interest rates of 2.69% and 3.38%, respectively. The CP Series A program was retired effective January 2, 2020.

The Company's committed short-term bank line financing at December 31, 2019 consisted of a one-year $125 million committed revolving credit facility with U.S. Bank, N.A., which was renewed in December 2019. The Company uses this credit facility in the ordinary course of business to fund a portion of its daily operations and the amount borrowed under this credit facility varies daily based on the Company's funding needs. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 11, 2020. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At December 31, 2019, the Company had no advances against this line of credit.

On December 20, 2019, Piper Sandler Companies entered into a credit agreement ("Credit Agreement") with U.S. Bank, N.A., which created an unsecured $50 million revolving credit facility. The Credit Agreement will terminate on December 20, 2022, unless otherwise terminated, and is subject to a one-year extension exercisable at the option of the Company. At December 31, 2019, there were no advances against this credit facility.

The Credit Agreement includes customary events of default and covenants that, among other things, require the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital, limit the Company's leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on the Company's ability to make acquisitions and make payments on its capital stock.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Note 15 Senior Notes

On October 15, 2019, the Company entered into a note purchase agreement ("Note Purchase Agreement") with certain entities advised by Pacific Investment Management Company ("PIMCO"), under which the Company issued unsecured fixed rate senior notes ("Notes") in the amount of $175 million. The Notes consist of two classes, Class A Notes and Class B Notes, with principal amounts of $50 million and $125 million, respectively. The Class A Notes bear interest at an annual fixed rate of 4.74 percent and mature on October 15, 2021. The Class B Notes bear interest at an annual fixed rate of 5.20 percent and mature on October 15, 2023. Interest on the Notes is payable semi-annually. The unpaid principal amounts are due in full on the respective maturity dates and may not be prepaid by the Company.

The Note Purchase Agreement includes customary events of default and covenants that, among other things, require the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital, limit the Company's leverage ratio and require the Company to maintain a minimum ratio of operating cash flow to fixed charges. At December 31, 2019, the Company was in compliance with all covenants.

The senior notes are recorded at amortized cost which approximates fair value at December 31, 2019.

Note 16 Contingencies, Commitments and Guarantees

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

The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations and regulatory proceedings. Reasonably possible losses in excess of amounts accrued at December 31, 2019 are not material. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

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

Litigation-related reserve activity included within other operating expenses from continuing operations was immaterial for the years ended December 31, 2019, 2018 and 2017.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Operating Lease Commitments

The Company leases office space throughout the United States and in a limited number of foreign countries where the Company's international operations reside. Aggregate minimum lease commitments on an undiscounted basis for the Company's operating leases (including short-term leases) as of December 31, 2019 were as follows:

(Dollars in thousands)
2020	$17,245
2021	12,698
2022	11,324
2023	8,311
2024	6,550
Thereafter	10,860
Total	$66,988

Total minimum rentals to be received from 2020 through 2024 under noncancelable subleases were $2.2 million at December 31, 2019.

For the year ended December 31, 2019, the Company's operating lease cost from continuing operations was $12.1 million, of which $0.7 million related to short-term leases. The Company recorded sublease income from continuing operations of $1.6 million for the year ended December 31, 2019.

Rent expense from continuing operations was $12.7 million and $11.8 million for the years ended December 31, 2018 and 2017, respectively.

Investment Commitments

As of December 31, 2019, the Company had commitments to invest approximately $71.0 million in limited partnerships or limited liability companies that make direct or indirect equity or debt investments in companies.

Other Guarantees

The Company is a member of numerous exchanges. Under the membership agreements with these entities, members generally are required to guarantee the performance of other members, and if a member becomes unable to satisfy its obligations to the exchange, other members would be required to meet shortfalls. To mitigate these performance risks, the exchanges often require members to post collateral. In addition, the Company identifies and guarantees certain clearing agents against specified potential losses in connection with providing services to the Company or its affiliates. The Company's maximum potential liability under these arrangements cannot be quantified. However, management believes the likelihood that the Company would be required to make payments under these arrangements is remote. Accordingly, no liability is recorded in the consolidated statements of financial condition for these arrangements.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Note 17 Restructuring and Integration Costs

The Company incurred restructuring costs from continuing operations for the year ended December 31, 2019, primarily in conjunction with its acquisition of Weeden & Co. The Company incurred restructuring costs from continuing operations for the year ended December 31, 2018, primarily related to headcount reductions. The Company incurred integration costs from continuing operations for the year ended December 31, 2019, related to the acquisition of Weeden & Co., which closed on August 2, 2019, and the acquisition of Sandler O'Neill, which closed on January 3, 2020.

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Severance, benefits and outplacement costs	$2,938	$3,183	$—
Contract termination costs	2,798	185	—
Vacated leased office space	1,726	130	—
Total restructuring costs	7,462	3,498	—

Integration costs	6,859	—	—

Total restructuring and integration costs	$14,321	$3,498	$—
Note 18 Shareholders' Equity

The Company's amended and restated certificate of incorporation provides for the issuance of up to 100,000,000 shares of common stock with a par value of $0.01 per share and up to 5,000,000 shares of undesignated preferred stock with a par value of $0.01 per share.

Common Stock

The holders of the Company's common stock are entitled to one vote per share on all matters to be voted upon by the shareholders. Subject to preferences that may be applicable to any outstanding preferred stock of Piper Sandler Companies, the holders of its common stock are entitled to receive ratably such dividends, if any, as may be declared out of funds legally available for that purpose. There are also restrictions on the payment of dividends as set forth in Note 23. The Company's board of directors determines the declaration and payment of dividends on a quarterly basis, and is free to change the Company's dividend policy at any time.

Dividends

The Company's current dividend policy includes both a quarterly and an annual special cash dividend. The annual special cash dividend is payable in the first quarter of each year, beginning in 2018, with the intention of returning a metric based on net income from the previous fiscal year.

In 2019, the Company declared and paid quarterly cash dividends on its common stock, aggregating $1.50 per share, and an annual special cash dividend on its common stock related to fiscal year 2018 results of $1.01 per share, totaling $35.6 million.

In 2018, the Company declared and paid quarterly cash dividends on its common stock, aggregating $1.50 per share, and an annual special cash dividend on its common stock related to fiscal year 2017 results of $1.62 per share, totaling $47.2 million.

In 2017, the Company declared and paid quarterly cash dividends on its common stock, aggregating $1.25 per share, totaling $19.0 million.

On January 31, 2020, the board of directors declared both a quarterly and annual special cash dividend on its common stock of $0.38 and $0.75 per share, respectively, to be paid on March 13, 2020, to shareholders of record as of the close of business on March 2, 2020.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

In the event that Piper Sandler Companies is liquidated or dissolved, the holders of its common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to any prior distribution rights of Piper Sandler Companies preferred stock, if any, then outstanding. Currently, there is no outstanding preferred stock. The holders of the common stock have no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to Piper Sandler Companies common stock.

Share Repurchases

Effective September 30, 2017, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares, which expired on September 30, 2019. In 2019, the Company repurchased 501 shares at an average price of $64.80 per share related to this authorization. In 2018, the Company repurchased 681,233 shares at an average price of $69.20 per share for an aggregate purchase price of $47.1 million related to this authorization.

Effective August 14, 2015, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares through September 30, 2017. In 2017, the Company repurchased 36,936 shares at an average price of $67.62 per share for an aggregate purchase price of $2.5 million related to this authorization.

On November 15, 2019, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares. This authorization will be effective from January 1, 2020 through December 31, 2021.

The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. The Company purchased 701,217 shares or $50.6 million; 279,664 shares or $23.8 million; and 314,542 shares or $23.0 million of the Company's common stock for these purposes during the years ended December 31, 2019, 2018 and 2017, respectively.

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 20. During the years ended December 31, 2019, 2018 and 2017, the Company issued 1,415,147 shares, 1,040,015 shares and 867,327 shares, respectively, related to these obligations.

Preferred Stock

The Piper Sandler Companies board of directors has the authority, without action by its shareholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, which may be greater than the rights associated with the common stock. It is not possible to state the actual effect of the issuance of any shares of preferred stock upon the rights of holders of common stock until the Piper Sandler Companies board of directors determines the specific rights of the holders of preferred stock. However, the effects might include, among other things, the following: restricting dividends on its common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock and delaying or preventing a change in control of Piper Sandler Companies without further action by its shareholders.

Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Sandler Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Sandler Companies. Noncontrolling interests include the minority equity holders' proportionate share of the equity in merchant banking funds of $72.7 million and a senior living fund of $2.5 million as of December 31, 2019. As of December 31, 2018, noncontrolling interests included the minority equity holders' proportionate share of the equity in merchant banking funds of $50.2 million and a senior living fund of $2.8 million.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Ownership interests in entities held by parties other than the Company's common shareholders are presented as noncontrolling interests within shareholders' equity, separate from the Company's own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company's common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the years ended December 31, 2019, 2018 and 2017.

Note 19 Employee Benefit Plans

The Company has various employee benefit plans, and substantially all employees are covered by at least one plan. The plans include health and welfare plans and a tax-qualified retirement plan (the "Retirement Plan"). During the years ended December 31, 2019, 2018 and 2017, the Company incurred employee benefits expenses from continuing operations of $18.4 million, $18.1 million and $18.8 million, respectively.

Health and Welfare Plans

Company employees who meet certain work schedule and service requirements are eligible to participate in the Company's health and welfare plans. The Company subsidizes the cost of coverage for employees. The health plans contain cost-sharing features such as deductibles and coinsurance.

The Company is self-insured for losses related to health claims, although it obtains third party stop loss insurance coverage on both an individual and a group plan basis. Self-insured liabilities are based on a number of factors, including historical claims experience, an estimate of claims incurred but not reported and valuations provided by third party actuaries. For the years ended December 31, 2019, 2018 and 2017, the Company recognized expense of $10.6 million, $10.7 million and $11.3 million, respectively, in compensation and benefits expense from continuing operations on the consolidated statements of operations related to its health plans.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Note 20 Compensation Plans

Stock-Based Compensation Plans

The Company has three outstanding stock-based compensation plans: the Amended and Restated 2003 Annual and Long-Term Incentive Plan (the "Incentive Plan"), the 2019 Employment Inducement Award Plan (the "Weeden & Co. Inducement Plan") and the 2020 Employment Inducement Award Plan (the "Sandler O'Neill Inducement Plan"). The Company's equity awards are recognized on the consolidated statements of operations at grant date fair value over the service period of the award, less forfeitures.

The following table provides a summary of the Company's outstanding equity awards (in shares or units) as of December 31, 2019:

Incentive Plan
Restricted Stock
Annual grants	463,110
Sign-on grants	133,363
596,473
Weeden & Co. Inducement Plan
Restricted Stock	97,752

Total restricted stock outstanding	694,225

Incentive Plan
Restricted Stock Units
Leadership grants	114,315

Incentive Plan
Stock Options	81,667

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 8.2 million shares of common stock (0.7 million shares remained available for future issuance under the Incentive Plan as of December 31, 2019). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

Restricted Stock Awards

Restricted stock grants are valued at the market price of the Company's common stock on the date of grant and are amortized over the requisite service period. The Company grants shares of restricted stock to employees as part of year-end compensation ("Annual Grants") and upon initial hiring or as a retention award ("Sign-on Grants").

The Company's Annual Grants are made each year in February. Annual Grants vest ratably over three years in equal installments. The Annual Grants provide for continued vesting after termination of employment, so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreements entered into upon termination. The Company determined the service inception date precedes the grant date for the Annual Grants, and that the post-termination restrictions do not meet the criteria for an in-substance service condition, as defined by ASC 718. Accordingly, restricted stock granted as part of the Annual Grants is expensed in the one-year period in which those awards are deemed to be earned, which is generally the calendar year preceding the February grant date. For example, the Company recognized compensation expense during fiscal year 2019 for its February 2020 Annual Grant. If an equity award related to the Annual Grants is forfeited as a result of violating the post-termination restrictions, the lower of the fair value of the award at grant date or the fair value of the award at the date of forfeiture is recorded within the consolidated statements of operations as a reversal of compensation expense.

Piper Sandler Companies
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

Up to 75 percent of the award can be earned based on the Company achieving certain average adjusted return on equity targets, as defined in the terms of the award agreements. The fair value of this portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The probability that the performance condition will be achieved is reevaluated each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of December 31, 2019, the Company has determined that the probability of achieving the performance condition for each award is as follows:

Grant Year	Probability of Achieving Performance Condition
2019	62%
2018	50%
2017	75%

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

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

Inducement Plans

The Company established the 2016 Employment Inducement Award Plan (the "Simmons Inducement Plan") in conjunction with the acquisition of Simmons. The Company granted $11.6 million (286,776 shares) in restricted stock under the Simmons Inducement Plan on May 16, 2016. Simmons Inducement Plan awards were amortized as compensation expense on a straight-line basis over the vesting period. All outstanding shares cliff vested on May 16, 2019. The Company terminated the Simmons Inducement Plan in July 2019.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The Company established the Weeden & Co. Inducement Plan in conjunction with its acquisition of Weeden & Co. On August 2, 2019, the Company granted $7.3 million (97,752 shares) in restricted stock. These restricted shares are subject to graded vesting, generally beginning on the third anniversary of the grant date through August 2, 2023. Weeden & Co. Inducement Plan awards are amortized as compensation expense on a straight-line basis over the vesting period. Employees forfeit unvested shares upon termination of employment and a reversal of compensation expense is recorded.

The Company established the Sandler O'Neill Inducement Plan in conjunction with its acquisition of Sandler O'Neill. On January 3, 2020, the Company granted $96.9 million (1,217,423 shares) in restricted stock.

Stock-Based Compensation Activity

The following table summarizes the Company's stock-based compensation activity within continuing operations:

	Year Ended December 31,
(Dollars in millions)	2019	2018	2017
Stock-based compensation expense	$30.8	$43.2	$39.2
Forfeitures	2.6	0.9	3.0
Tax benefit related to stock-based compensation expense	5.4	6.9	9.8

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2016	2,874,117	$43.12
Granted	248,749	77.78
Vested	(717,782)	45.08
Canceled	(179,467)	42.70
December 31, 2017	2,225,617	$46.40
Granted	310,494	88.18
Vested	(945,550)	47.65
Canceled	(20,766)	54.53
December 31, 2018	1,569,795	$53.80
Granted	463,088	74.05
Vested	(1,306,844)	47.30
Canceled	(31,814)	76.20
December 31, 2019	694,225	$78.52

The fair value of restricted stock that vested during the years ended December 31, 2019, 2018 and 2017 was $61.8 million, $45.1 million and $32.4 million, respectively.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2016	374,460	$21.63
Granted	35,981	84.10
Vested	(115,290)	23.42
Canceled	(50,379)	31.73
December 31, 2017	244,772	$27.89
Granted	53,796	92.93
Vested	(86,511)	21.83
Canceled	(17,806)	23.91
December 31, 2018	194,251	$48.97
Granted	39,758	75.78
Vested	(103,707)	19.93
Canceled	(15,987)	45.79
December 31, 2019	114,315	$85.09

As of December 31, 2019, there was $14.6 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 3.1 years.

The following table summarizes the changes in the Company's outstanding stock options:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2016	30,613	$65.86	0.3	$203,291
Granted	—	—
Exercised	(26,149)	65.13
Canceled	—	—
Expired	(4,464)	70.13
December 31, 2017	—	$—	0.0	$—
Granted	81,667	99.00
Exercised	—	—
Canceled	—	—
Expired	—	—
December 31, 2018	81,667	$99.00	9.1	$—
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
December 31, 2019	81,667	$99.00	8.1	$—

As of December 31, 2019, there was $1.2 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 3.1 years. There were no exercisable options during the years ended December 31, 2019 and 2018. For the year ended December 31, 2017, the intrinsic value of options exercised and the resulting tax benefit realized was $0.3 million and $0.1 million, respectively.

The Company has a policy of issuing shares out of treasury (to the extent available) to satisfy share option exercises and restricted stock vesting. The Company expects to withhold approximately 0.1 million shares from employee equity awards vesting in 2020, related to employee individual income tax withholding obligations on restricted stock vesting. For accounting purposes, withholding shares to cover employees' tax obligations is deemed to be a repurchase of shares by the Company.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Acquisition-related Compensation Arrangements

The Company entered into acquisition-related compensation arrangements with certain employees for retention and incentive purposes. Additional cash compensation was available to certain employees subject to exceeding an investment banking revenue threshold during the three year Simmons post-acquisition period, which ended on February 26, 2019. The Company accrued $40.1 million related to this performance award plan, which was paid in August 2019. Amounts payable related to this performance award plan were recorded as compensation expense from continuing operations on the consolidated statements of operations over the requisite performance period of three years. The Company recorded $0.6 million, $8.9 million and $27.0 million as compensation expense from continuing operations for the years ended December 31, 2019, 2018 and 2017, respectively.

Deferred Compensation Plans

The Company maintains various deferred compensation arrangements for employees.

The Mutual Fund Restricted Share Investment Plan is a fully funded deferred compensation plan which allows eligible employees to receive a portion of their incentive compensation in restricted mutual fund shares ("MFRS Awards") of investment funds. MFRS Awards are awarded to qualifying employees in February of each year, and represent a portion of their compensation for performance in the preceding year similar to the Company's Annual Grants. MFRS Awards vest ratably over three years in equal installments and provide for continued vesting after termination of employment so long as the employee does not violate certain post-termination restrictions set forth in the award agreement or any agreement entered into upon termination. Forfeitures are recorded as a reduction of compensation and benefits expense within the consolidated statements of operations. MFRS Awards are owned by employee recipients (subject to the aforementioned vesting restrictions) and as such are not included on the consolidated statements of financial condition.

The Company recorded compensation expense from continuing operations of $45.5 million, $50.2 million and $60.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, related to employee MFRS Awards, less forfeitures. Forfeitures were $3.3 million, $1.6 million and $1.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The nonqualified deferred compensation plan is an unfunded plan which allowed certain highly compensated employees, at their election, to defer a portion of their compensation. In 2017, this plan was closed to future deferral elections by participants for performance periods beginning after December 31, 2017. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. Investments in the grantor trust, consisting of mutual funds, totaled $16.7 million and $31.2 million as of December 31, 2019 and 2018, respectively, and are included in investments on the consolidated statements of financial condition. The compensation deferred by the employees was expensed in the period earned. The deferred compensation liability was $16.7 million and $31.4 million as of December 31, 2019 and 2018, respectively. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

Note 21 Earnings Per Share ("EPS")

The Company calculates earnings per share using the two-class method. Basic earnings per common share is computed by dividing net income/(loss) applicable to Piper Sandler Companies' common shareholders by the weighted average number of common shares outstanding for the period. Net income/(loss) applicable to Piper Sandler Companies' common shareholders represents net income/(loss) applicable to Piper Sandler Companies reduced by the allocation of earnings to participating securities. No allocation of undistributed earnings is made for periods in which a loss is incurred, or for periods in which cash dividends exceed net income resulting in an undistributed loss. Distributed earnings (e.g., dividends) are allocated to participating securities. Prior to the February 2019 Annual Grant (the "2019 Annual Grant"), all of the Company's unvested restricted shares are deemed to be participating securities as they are eligible to share in the profits (e.g., receive dividends) of the Company. The Company's unvested restricted stock units, as well as the 2019 restricted stock grants, are not participating securities as they are not eligible to receive dividends, or the dividends are forfeitable until vested. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options, restricted stock units and non-participating restricted shares.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The computation of earnings per share is as follows:

	Year Ended December 31,
(Amounts in thousands, except per share data)	2019	2018	2017
Net income from continuing operations applicable to Piper Sandler Companies	$87,939	$55,649	$23,121
Net income/(loss) from discontinued operations	23,772	1,387	(85,060)
Net income/(loss) applicable to Piper Sandler Companies	111,711	57,036	(61,939)
Earnings allocated to participating securities (1)	(4,511)	(7,043)	(2,936)
Net income/(loss) applicable to Piper Sandler Companies' common shareholders (2)	$107,200	$49,993	$(64,875)

Shares for basic and diluted calculations:
Average shares used in basic computation	13,555	13,234	12,807
Restricted stock units	162	191	171
Non-participating restricted shares	220	—	—
Average shares used in diluted computation (3)	13,937	13,425	12,978

Earnings/(loss) per basic common share:
Income from continuing operations	$6.21	$3.68	$1.57
Income/(loss) from discontinued operations	1.69	0.09	(6.64)
Earnings/(loss) per basic common share	$7.90	$3.78	$(5.07)

Earnings/(loss) per diluted common share:
Income from continuing operations	$6.05	$3.63	$1.57
Income/(loss) from discontinued operations	1.65	0.09	(6.55)
Earnings/(loss) per diluted common share (3)	$7.69	$3.72	$(4.99)

(1)
Represents the allocation of distributed and undistributed earnings to participating securities. No allocation of undistributed earnings is made for periods in which a loss is incurred, or for periods in which cash dividends exceed net income resulting in an undistributed loss. Distributed earnings (e.g., dividends) are allocated to participating securities. Participating securities include the Company's unvested restricted shares issued prior to the 2019 Annual Grant. The weighted average participating shares outstanding were 513,220; 1,868,883; and 2,349,476 for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)
Net income/(loss) applicable to Piper Sandler Companies' common shareholders for diluted and basic EPS may differ under the two-class method as a result of adding the effect of the assumed exercise of stock options, restricted stock units and non-participating restricted shares to dilutive shares outstanding, which alters the ratio used to allocate earnings to Piper Sandler Companies' common shareholders and participating securities for purposes of calculating diluted and basic EPS.

(3)
Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred, or for periods in which cash dividends exceed net income resulting in an undistributed loss. Common shares of 2,225,617 were excluded from diluted EPS for the year ended December 31, 2017, as the Company had a net loss for this period.

The average shares used in the diluted computation excluded anti-dilutive stock options and non-participating restricted shares of 0.1 million for the year ended December 31, 2019. The anti-dilutive effects from stock options, restricted stock units and non-participating restricted shares were immaterial for the years ended December 31, 2018 and 2017.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Note 22 Revenues and Business Information

The Company's activities as an investment bank and institutional securities firm constitute a single business segment. The substantial majority of the Company's net revenues and long-lived assets are located in the U.S.

Segment pre-tax operating income and segment pre-tax operating margin exclude the results of discontinued operations.

Reportable financial results from continuing operations are as follows:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Capital Markets
Investment banking
Advisory services	$440,695	$394,133	$443,303
Equity financing	104,563	122,172	98,996
Debt financing	85,701	73,262	93,434
Total investment banking	630,959	589,567	635,733

Institutional sales and trading
Equities	88,792	77,477	81,717
Fixed income	94,922	67,784	89,609
Total institutional sales and trading	183,714	145,261	171,326

Investment income	23,093	11,918	24,238

Other financing expenses	(3,200)	(5,793)	(7,676)

Net revenues	834,566	740,953	823,621

Operating expenses (1)	715,587	668,464	744,305

Segment pre-tax operating income	$118,979	$72,489	$79,316

Segment pre-tax operating margin	14.3%	9.8%	9.6%

(1)	Operating expenses include intangible asset amortization of $4.3 million, $4.9 million and $10.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 23 Net Capital Requirements and Other Regulatory Matters

Piper Sandler is registered as a securities broker dealer with the SEC and is a member of various SROs and securities exchanges. The Financial Industry Regulatory Authority, Inc. ("FINRA"), serves as Piper Sandler's primary SRO. Piper Sandler is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. Piper Sandler has elected to use the alternative method permitted by the SEC rule which requires that it maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated debt, dividend payments and other equity withdrawals by Piper Sandler are subject to certain approvals, notifications and other provisions of SEC and FINRA rules.

At December 31, 2019, net capital calculated under the SEC rule was $236.9 million, and exceeded the minimum net capital required under the SEC rule by $235.9 million.

The Company's committed short-term credit facility, revolving credit facility and its senior notes with PIMCO include covenants requiring Piper Sandler to maintain minimum net capital of $120 million. CP Notes issued under CP Series II A include a covenant that requires Piper Sandler to maintain excess net capital of $100 million. The Company's fully disclosed clearing agreement with Pershing also includes a covenant requiring Piper Sandler to maintain excess net capital of $120 million.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Piper Sandler Ltd., a broker dealer subsidiary registered in the United Kingdom, is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of December 31, 2019, Piper Sandler Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At December 31, 2019, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Note 24 Income Taxes

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

As a result of the Tax Cuts and Jobs Act that was enacted on December 22, 2017, and in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"), the Company made a reasonable estimate of the impact of the Tax Cuts and Jobs Act, and recorded a discrete item in its 2017 provisional income tax expense from continuing operations of $36.4 million. This amount reflected an estimated reduction of deferred tax assets as a result of the statutory federal rate decrease from 35 percent to 21 percent. Pursuant to the defined measurement period in SAB 118, the Company recorded an additional $1.0 million of income tax expense from continuing operations for the year ended December 31, 2018. The accounting for the income tax effects of the Tax Cuts and Jobs Act was complete as of December 31, 2018.

The components of income tax expense from continuing operations are as follows:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Current:
Federal	$(404)	$16,351	$30,230
State	123	4,784	5,896
Foreign	96	276	93
	(185)	21,411	36,219
Deferred:
Federal	19,071	(7,326)	20,692
State	5,517	(524)	(1,849)
Foreign	174	4,485	(1,254)
	24,762	(3,365)	17,589

Total income tax expense from continuing operations	$24,577	$18,046	$53,808

Total income tax expense/(benefit) from discontinued operations	$8,370	$1,001	$(23,580)

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

A reconciliation of federal income taxes from continuing operations at statutory rates to the Company's effective tax rates is as follows:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Federal income tax expense at statutory rates	$24,986	$15,223	$27,760
Increase/(reduction) in taxes resulting from:
Impact of the Tax Cuts and Jobs Act	—	952	36,357
State income taxes, net of federal tax benefit	4,906	3,390	2,561
Net tax-exempt interest income	(1,643)	(3,034)	(5,040)
Foreign jurisdictions tax rate differential	(438)	1,067	865
Non-deductible compensation	3,293	1,999	—
Change in valuation allowance	(209)	5,299	(752)
Vestings of stock awards	(5,171)	(7,052)	(9,115)
Loss/(income) attributable to noncontrolling interests	(1,357)	253	(835)
Other, net	210	(51)	2,007
Total income tax expense from continuing operations	$24,577	$18,046	$53,808

In accordance with ASC 740, U.S. income taxes are not provided on undistributed earnings of international subsidiaries that are permanently reinvested. As of December 31, 2019, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of the Company's foreign earnings to the U.S.

Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes. The net deferred income tax assets consisted of the following items:

	December 31,	December 31,
(Dollars in thousands)	2019	2018
Deferred tax assets:
Deferred compensation	$54,969	$63,147
Accrued lease liability	13,531	—
Goodwill tax basis in excess of book basis	11,059	11,005
Net operating loss carryforwards	4,965	5,556
Liabilities/accruals not currently deductible	1,530	1,117
Other	3,852	4,733
Total deferred tax assets	89,906	85,558
Valuation allowance	(4,599)	(4,808)

Deferred tax assets after valuation allowance	85,307	80,750

Deferred tax liabilities:
Right-of-use lease asset	9,289	—
Unrealized gains on firm investments	3,988	4,313
Fixed assets	3,408	2,886
Other	587	555

Total deferred tax liabilities	17,272	7,754

Net deferred tax assets	$68,035	$72,996

The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. The Company believes that its future tax profits will be sufficient to recognize its deferred tax assets, with the exception of $4.6 million in state and foreign net operating loss carryforwards.

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

The Company accounts for unrecognized tax benefits in accordance with the provisions of ASC 740, which requires tax reserves to be recorded for uncertain tax positions on the consolidated statements of financial condition. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)
Balance at December 31, 2016	$123
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	166
Reductions for tax positions of prior years	—
Settlements	(123)
Balance at December 31, 2017	$166
Additions based on tax positions related to the current year	608
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2018	$774
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	4,128
Reductions for tax positions of prior years	(358)
Settlements	(285)
Balance at December 31, 2019	$4,259

As of December 31, 2019, approximately $0.2 million of the Company's unrecognized tax benefits would impact the annual effective rate, if recognized.

In 2019, the Company recorded a $4.1 million liability for uncertain state and local income tax positions related to its acquisition of Weeden & Co. This liability was recorded as a measurement period adjustment and includes a corresponding indemnification asset and deferred tax asset. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. The Company had $1.2 million accrued related to the payment of interest and penalties at December 31, 2019. The Company had no accruals related to the payment of interest and penalties at December 31, 2018 and 2017. The Company or one of its subsidiaries files income tax returns with the various states and foreign jurisdictions in which the Company operates. The Company is not subject to examination by U.S. federal tax authorities for years before 2016 and is not subject to examination by state and local or non-U.S. tax authorities for taxable years before 2015. The Company anticipates the majority of its uncertain income tax positions will be resolved within the next twelve months.

Note 25 Piper Sandler Companies (Parent Company only)

Condensed Statements of Financial Condition

	December 31,	December 31,
(Amounts in thousands)	2019	2018
Assets
Cash and cash equivalents	$200	$254
Investment in and advances to subsidiaries	931,444	676,516
Other assets	16,878	27,529
Total assets	$948,522	$704,299

Liabilities and Shareholders' Equity
Senior notes	$175,000	$—
Accrued compensation	30,336	26,081
Other liabilities and accrued expenses	11,903	774
Total liabilities	217,239	26,855

Shareholders' equity	731,283	677,444
Total liabilities and shareholders' equity	$948,522	$704,299

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Condensed Statements of Operations

	Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Revenues:
Dividends from subsidiaries	$54,762	$74,896	$105,102
Interest	815	1,247	1,125
Investment income/(loss)	2,012	(496)	4,060
Total revenues	57,589	75,647	110,287

Interest expense	1,910	4,902	7,170

Net revenues	55,679	70,745	103,117

Non-interest expenses:
Total non-interest expenses	4,851	5,844	4,936

Income from continuing operations before income tax expense and equity in income of subsidiaries	50,828	64,901	98,181

Income tax expense	11,215	10,833	30,366

Income from continuing operations of parent company	39,613	54,068	67,815

Equity in undistributed/(distributed in excess of) income of subsidiaries	99,005	5,469	(40,321)

Net income from continuing operations	138,618	59,537	27,494

Discontinued operations:
Loss from discontinued operations, net of tax	(26,907)	(2,501)	(89,433)

Net income/(loss) applicable to Piper Sandler Companies	$111,711	$57,036	$(61,939)

Piper Sandler Companies
Notes to the Consolidated Financial Statements – Continued

Condensed Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Operating Activities:
Net income/(loss)	$111,711	$57,036	$(61,939)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Stock-based compensation	643	404	208
Equity in undistributed/(distributed in excess of) income of subsidiaries	(99,005)	(5,469)	40,321

Net cash provided by/(used in) operating activities	13,349	51,971	(21,410)

Financing Activities:
Issuance of senior notes	175,000	—	—
Repayment of senior notes	—	(125,000)	(50,000)
Advances from/(to) subsidiaries	(102,225)	188,995	117,016
Repurchase of common stock	(50,584)	(70,903)	(25,481)
Payment of cash dividend	(35,594)	(47,157)	(18,947)

Net cash provided by/(used in) financing activities	(13,403)	(54,065)	22,588

Net increase/(decrease) in cash and cash equivalents	(54)	(2,094)	1,178

Cash and cash equivalents at beginning of year	254	2,348	1,170

Cash and cash equivalents at end of year	$200	$254	$2,348

Note 26 Subsequent Events

On January 3, 2020, the Company completed the acquisition of Sandler O'Neill, a full-service investment banking firm and broker dealer focused on the financial services industry. The transaction was completed pursuant to the Agreement and Plans of Merger dated July 9, 2019. The total consideration of $485.0 million, for which the Company received $100.0 million of tangible book value, consisted of $350.0 million in cash and $135.0 million in restricted consideration, primarily in restricted stock. The Company also entered into acquisition-related compensation agreements with certain employees of $115.0 million, primarily in restricted stock, for retention purposes. Sandler O'Neill's results of operations will be included in the Company's consolidated financial statements prospectively from the date of acquisition.

On February 21, 2020, the Company announced a definitive agreement to acquire The Valence Group, an investment bank offering mergers and acquisitions advisory services to companies and financial sponsors with a focus on the chemicals, materials and related sectors. The total consideration consists of cash and restricted stock. A portion of the restricted stock consideration will be used for retentive purposes. Additional consideration may be earned if certain revenue targets are achieved. The transaction is expected to close in the second quarter of 2020, subject to obtaining required regulatory approvals and other customary closing conditions.

Piper Sandler Companies
Supplementary Data

Quarterly Information (unaudited)

	2019 Fiscal Quarter
(Amounts in thousands, except per share data)	First	Second	Third	Fourth
Total revenues	$185,185	$175,411	$202,912	$282,791
Interest expense	2,643	2,993	2,177	3,920
Net revenues	182,542	172,418	200,735	278,871
Non-interest expenses	159,405	151,493	179,700	224,989
Income from continuing operations before income tax expense/(benefit)	23,137	20,925	21,035	53,882
Income tax expense/(benefit)	4,192	(180)	6,717	13,848
Income from continuing operations	18,945	21,105	14,318	40,034
Income/(loss) from discontinued operations, net of tax	(139)	(2,166)	26,077	—
Net income	18,806	18,939	40,395	40,034
Net income/(loss) applicable to noncontrolling interests	(616)	8,550	(2,847)	1,376
Net income applicable to Piper Sandler Companies	$19,422	$10,389	$43,242	38,658
Net income applicable to Piper Sandler Companies' common shareholders	$17,835	$10,151	$42,442	$38,006

Amounts applicable to Piper Sandler Companies
Net income from continuing operations	$19,561	$12,555	$17,165	$38,658
Net income/(loss) from discontinued operations	(139)	(2,166)	26,077	—
Net income applicable to Piper Sandler Companies	$19,422	$10,389	$43,242	$38,658

Earnings per basic common share
Income from continuing operations	$1.36	$0.90	$1.23	$2.77
Income/(loss) from discontinued operations	(0.01)	(0.15)	1.87	—
Earnings per basic common share	$1.35	$0.75	$3.09	$2.77

Earnings per diluted common share
Income from continuing operations	$1.33	$0.87	$1.20	$2.70
Income/(loss) from discontinued operations	(0.01)	(0.15)	1.82	—
Earnings per diluted common share	$1.32	$0.72	$3.01	$2.70

Dividends declared per common share	$1.385	$0.375	$0.375	$0.375

Weighted average number of common shares outstanding
Basic	13,204	13,588	13,708	13,714
Diluted	13,530	14,024	14,085	14,100

Piper Sandler Companies
Supplementary Data – Continued

	2018 Fiscal Quarter
(Amounts in thousands, except per share data)	First	Second	Third	Fourth
Total revenues	$163,200	$167,460	$209,656	$217,188
Interest expense	5,338	5,099	3,705	2,409
Net revenues	157,862	162,361	205,951	214,779
Non-interest expenses	149,740	157,474	178,165	183,085
Income from continuing operations before income tax expense/(benefit)	8,122	4,887	27,786	31,694
Income tax expense/(benefit)	(2,512)	559	6,902	13,097
Income from continuing operations	10,634	4,328	20,884	18,597
Income/(loss) from discontinued operations, net of tax	(15)	364	1,386	(348)
Net income	10,619	4,692	22,270	18,249
Net income/(loss) applicable to noncontrolling interests	16	(1,534)	247	65
Net income applicable to Piper Sandler Companies	$10,603	$6,226	$22,023	$18,184
Net income applicable to Piper Sandler Companies' common shareholders	$6,435	$5,522	$19,377	$16,164

Amounts applicable to Piper Sandler Companies
Net income from continuing operations	$10,618	$5,862	$20,637	$18,532
Net income/(loss) from discontinued operations	(15)	364	1,386	(348)
Net income applicable to Piper Sandler Companies	$10,603	$6,226	$22,023	$18,184

Earnings per basic common share
Income from continuing operations	$0.47	$0.40	$1.36	$1.25
Income/(loss) from discontinued operations	—	0.03	0.09	(0.02)
Earnings per basic common share	$0.47	$0.43	$1.45	$1.22

Earnings per diluted common share
Income from continuing operations	$0.50	$0.40	$1.34	$1.23
Income/(loss) from discontinued operations	—	0.03	0.09	(0.02)
Earnings per diluted common share	$0.50	$0.43	$1.43	$1.21

Dividends declared per common share	$1.995	$0.375	$0.375	$0.375

Weighted average number of common shares outstanding
Basic	13,096	13,303	13,343	13,191
Diluted	13,382	13,438	13,508	13,367

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

During the fourth quarter of our fiscal year ended December 31, 2019, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting and the attestation report of our independent registered public accounting firm on management's assessment of internal control over financial reporting are included in Part II, Item 8 of this Form 10-K entitled "Financial Statements and Supplementary Data" and are incorporated herein by reference.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding our executive officers included in Part I, Item 1 of this Form 10-K under the caption "Information About our Executive Officers" is incorporated herein by reference. The information in the definitive proxy statement for our 2020 annual meeting of shareholders to be held on May 15, 2020, under the captions "Proposal One — Election of Directors," "Information Regarding the Board of Directors and Corporate Governance — Committees of the Board — Audit Committee," "Information Regarding the Board of Directors and Corporate Governance — Codes of Ethics and Business Conduct" and "Delinquent Section 16(a) Reports" is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION.

The information in the definitive proxy statement for our 2020 annual meeting of shareholders to be held on May 15, 2020, under the captions "Executive Compensation," "Certain Relationships and Related Transactions — Compensation Committee Interlocks and Insider Participation," "Information Regarding the Board of Directors and Corporate Governance — Compensation Program for Non-Employee Directors" and "Information Regarding the Board of Directors and Corporate Governance — Non-Employee Director Compensation for 2019" is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information in the definitive proxy statement for our 2020 annual meeting of shareholders to be held on May 15, 2020, under the captions "Security Ownership — Beneficial Ownership of Directors, Nominees and Executive Officers," "Security Ownership — Beneficial Owners of More than Five Percent of Our Common Stock" and "Executive Compensation — Outstanding Equity Awards at Fiscal Year-End" are incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information in the definitive proxy statement for our 2020 annual meeting of shareholders to be held on May 15, 2020, under the captions "Information Regarding the Board of Directors and Corporate Governance — Director Independence," "Certain Relationships and Related Transactions — Transactions with Related Persons" and "Certain Relationships and Related Transactions — Review and Approval of Transactions with Related Persons" is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information in the definitive proxy statement for our 2020 annual meeting of shareholders to be held on May 15, 2020, under the captions "Audit Committee Report and Payment of Fees to Our Independent Auditor — Auditor Fees" and "Audit Committee Report and Payment of Fees to Our Independent Auditor — Auditor Services Pre-Approval Policy" is incorporated herein by reference.

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

2.1
Separation and Distribution Agreement dated as of December 23, 2003, between U.S. Bancorp and Piper Sandler Companies (incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 8, 2004). #

2.2
Securities Purchase Agreement dated November 16, 2015 among Piper Sandler Companies, Piper Sandler & Co., Simmons & Company International, SCI JV LP, SCI GP, LLC, and Simmons & Company International Holdings LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed November 17, 2015). #

2.3
First Amendment to Securities Purchase Agreement dated February 25, 2016 among Piper Sandler Companies, Piper Sandler & Co., Simmons & Company International, SCI JV LP, SCI GP, LLC, and Simmons & Company International Holdings LLC (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed May 4, 2016). #

2.4
Second Amendment to Securities Purchase Agreement dated April 19, 2017 between Piper Sandler & Co. and SCI JV LP (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed May 9, 2017).

Exhibit Index
Exhibit
Number	Description
2.5
Agreement and Plans of Merger, dated July 9, 2019, by and among Piper Jaffray Companies, SOP Holdings, LLC, Sandler O’Neill & Partners Corp., Sandler O’Neill & Partners, L.P. and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed July 10, 2019).#

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed August 3, 2007).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed January 6, 2020).
3.3	Amended and Restated Bylaws (as of January 3, 2020) (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed January 6, 2020).
4.1
Form of Specimen Certificate for Piper Sandler Companies Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed February 26, 2018).

4.2
Second Amended and Restated Indenture dated as of June 11, 2012 (Secured Commercial Paper Notes), between Piper Sandler & Co. and the Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, filed August 2, 2012).

4.3
First Amendment to Second Amended and Restated Indenture (Secured Commercial Paper Notes - Series I), dated September 29, 2017, between Piper Sandler & Co. and the Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, filed November 8, 2017).

4.4
Amended and Restated Indenture (Secured Commercial Paper Notes - Series II), dated as of April 30, 2015, between Piper Sandler & Co. and the Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed October 2, 2017).

4.5
First Amendment to Amended and Restated Indenture (Secured Commercial Paper Notes - Series II), dated as of September 29, 2017, between Piper Sandler & Co. and the Bank of New York Mellon (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed October 2, 2017).

4.6
Second Amended and Restated Indenture dated April 21, 2014 (Secured Commercial Paper Notes - Series III), between Piper Sandler & Co. and the Bank of New York Mellon (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 21, 2014).

4.7	Description of Securities. *
10.1
Form of director indemnification agreement between Piper Sandler Companies and its directors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 17, 2014). †

10.2
Office Lease Agreement, dated May 30, 2012, by and among Piper Sandler & Co. and Wells REIT – 800 Nicollett Avenue Owner, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed June 1, 2012).

10.3
Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (as amended May 31, 2015) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 14, 2015). †

10.4	Piper Sandler Companies Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed July 31, 2013). †
10.5
Form of Performance Share Unit Agreement for 2016 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed May 4, 2016). †

10.6
Form of Performance Share Unit Agreement for 2017 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed February 24, 2017). †

10.7
Form of Performance Share Unit Agreement for 2018 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed February 26, 2018). †

10.8
Form of Performance Share Unit Agreement for 2019 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed February 26, 2019). †

Exhibit Index
Exhibit
Number	Description
10.9	Form of Performance Share Unit Agreement for 2020 Leadership Team Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan. †*
10.10
Piper Sandler Companies Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective May 4, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed August 5, 2016). †

10.11	Summary of Non-Employee Director Compensation Program. †*
10.12	Form of Notice Period Agreement (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007). †
10.13	Note Purchase Agreement dated October 15, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 15, 2019).
10.14
Credit Agreement, dated December 20, 2019, by and between Piper Sandler Companies and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 20, 2019).

10.15
Amended and Restated Loan Agreement dated December 28, 2012, between Piper Sandler & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed February 27, 2013).

10.16
First Amendment to Amended and Restated Loan Agreement, dated December 28, 2013, between Piper Sandler & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed February 28, 2014).

10.17
Second Amendment to Amended and Restated Loan Agreement, dated December 19, 2014, between Piper Sandler & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed February 26, 2015).

10.18
Third Amendment to Amended and Restated Loan Agreement, dated December 18, 2015, between Piper Sandler & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 25, 2016).

10.19
Fourth Amendment to Amended and Restated Loan Agreement, dated December 17, 2016, between Piper Sandler & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed May 9, 2017).

10.20
Fifth Amendment to Amended and Restated Loan Agreement, dated December 16, 2017, between Piper Sandler & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed February 26, 2018).

10.21
Sixth Amendment to Amended and Restated Loan Agreement, dated December 14, 2018, between Piper Sandler & Co. and U.S. Bank National Association (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed February 26, 2019).

10.22	Seventh Amendment to Amended and Restated Loan Agreement, dated December 13, 2019, between Piper Sandler & Co. and U.S. Bank National Association. *
10.23
Piper Sandler Companies Amended and Restated Mutual Fund Restricted Share Investment Plan, effective as of December 13, 2016 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed February 24, 2017). †

10.24
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2016 (related to performance in 2015) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 25, 2016). †

10.25
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for California-based Employee Grants in 2016 (related to performance in 2015) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 25, 2016). †

10.26
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2017 (related to performance in 2016) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed February 24, 2017). †

Exhibit Index
Exhibit
Number	Description
10.27
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for California-based Employee Grants in 2017 (related to performance in 2016) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed February 24, 2017). †

10.28
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2018 (related to performance in 2017) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed February 26, 2018). †

10.29
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for California-based Employee Grants in 2018 (related to performance in 2017) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed February 26, 2018). †

10.30
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Andrew S. Duff in 2018 (related to performance in 2017) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed February 26, 2018). †

10.31
Form of 2018 Performance Share Unit Agreement for Andrew S. Duff under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed February 26, 2018). †

10.32
Form of Non-Qualified Stock Option Agreement for 2018 Promotional Grants under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 9, 2018). †

10.33
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2019 (related to performance in 2018) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 26, 2019). †

10.34
Form of Restricted Stock and Mutual Fund Restricted Share Agreement for Employee Grants in 2020 (related to performance in 2019) under the Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan and Mutual Fund Restricted Share Investment Plan. †*

10.35
Post-Termination Agreement, dated as of January 1, 2018, between Piper Sandler Companies and Andrew S. Duff (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed January 4, 2018). †

10.36	Piper Sandler Companies 2019 Employment Inducement Award Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8, filed March 13, 2019). †
10.37
Form of Restricted Stock Agreement for Grants under the Piper Sandler Companies 2019 Employment Inducement Award Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8, filed March 13, 2019). †

10.38
Letter Agreement, dated July 8, 2019, by and between Piper Sandler Companies and Jonathan J. Doyle (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 6, 2020). †

10.39	Equity Consideration Restricted Stock Agreement, dated July 9, 2019, by and between Piper Sandler Companies and Jonathan J. Doyle. †*
10.40	Piper Sandler Companies 2020 Employment Inducement Award Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed November 29, 2019). †
10.41
Form of Restricted Stock Agreement for Grants under the Piper Sandler Companies 2020 Employment Inducement Award Plan (18-Month Cliff Vesting) (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed November 29, 2019). †

10.42
Form of Restricted Stock Agreement for Grants under the Piper Sandler Companies 2020 Employment Inducement Award Plan (3-Year Cliff Vesting) (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed November 29, 2019). †

Exhibit Index
Exhibit
Number	Description
10.43
Form of Restricted Stock Agreement for Grants under the Piper Sandler Companies 2020 Employment Inducement Award Plan (Years 3, 4 and 5 Pro-rata Vesting) (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed November 29, 2019). †

21.1	Subsidiaries of Piper Sandler Companies *
23.1	Consent of Ernst & Young LLP *
24.1	Power of Attorney *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

104	The cover page from our Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL.
_______________________

#	The Company hereby agrees to furnish supplementally to the Commission upon request any omitted exhibit or schedule.

†	This exhibit is a management contract or compensatory plan or agreement.

*	Filed herewith

**	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

ITEM 16.     FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2020.

PIPER SANDLER COMPANIES

By	/s/ Chad R. Abraham
Name	Chad R. Abraham
Its	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2020.

SIGNATURE	TITLE

/s/ Chad R. Abraham	Chairman and Chief Executive Officer
Chad R. Abraham	(Principal Executive Officer)

/s/ Timothy L. Carter	Chief Financial Officer
Timothy L. Carter	(Principal Financial and Accounting Officer)

/s/ Jonathan J. Doyle	Director
Jonathan J. Doyle

/s/ William R. Fitzgerald	Director
William R. Fitzgerald

/s/ Victoria M. Holt	Director
Victoria M. Holt

/s/ Addison L. Piper	Director
Addison L. Piper

/s/ Debbra L. Schoneman	Director
Debbra L. Schoneman

/s/ Thomas S. Schreier Jr.	Director
Thomas S. Schreier Jr.

/s/ Sherry M. Smith	Director
Sherry M. Smith

/s/ Philip E. Soran	Director
Philip E. Soran

/s/ Scott C. Taylor	Director
Scott C. Taylor