Form 10-Q
period 2020-03-31
PIPER SANDLER COMPANIES
filed 2020-05-08
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
Yes  ☐ No  ☑

As of May 1, 2020, the registrant had 17,949,955 shares of Common Stock outstanding.

Piper Sandler Companies

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.
Piper Sandler Companies
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2020	2019
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$128,582	$250,018
Receivables from brokers, dealers and clearing organizations	16,962	283,108

Financial instruments and other inventory positions owned	241,395	434,088
Financial instruments and other inventory positions owned and pledged as collateral	369,948	205,674
Total financial instruments and other inventory positions owned	611,343	639,762

Fixed assets (net of accumulated depreciation and amortization of $68,397 and $65,991, respectively)	36,315	29,850
Goodwill	181,808	87,649
Intangible assets (net of accumulated amortization of $50,742 and $40,864, respectively)	164,408	16,686
Investments	141,542	158,141
Net deferred income tax assets	79,360	68,035
Right-of-use lease asset	74,847	40,030
Other assets	82,713	55,440
Total assets	$1,517,880	$1,628,719

Liabilities and Shareholders' Equity
Short-term financing	$99,980	$49,978
Senior notes	175,000	175,000
Payables to brokers, dealers and clearing organizations	16,201	7,514
Financial instruments and other inventory positions sold, but not yet purchased	147,118	185,425
Accrued compensation	126,990	300,527
Accrued lease liability	91,276	57,169
Other liabilities and accrued expenses	65,240	46,578
Total liabilities	721,805	822,191

Shareholders' equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at March 31, 2020 and December 31, 2019;
Shares issued: 19,526,398 at March 31, 2020 and 19,526,533 at December 31, 2019;
Shares outstanding: 13,783,930 at March 31, 2020 and 13,717,315 at December 31, 2019	195	195
Additional paid-in capital	790,478	757,669
Retained earnings	227,876	258,669
Less common stock held in treasury, at cost: 5,742,468 shares at March 31, 2020 and 5,809,218 shares at December 31, 2019	(287,446)	(284,378)
Accumulated other comprehensive loss	(1,544)	(872)
Total common shareholders' equity	729,559	731,283

Noncontrolling interests	66,516	75,245
Total shareholders' equity	796,075	806,528

Total liabilities and shareholders' equity	$1,517,880	$1,628,719

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2020	2019

Revenues:
Investment banking	$158,998	$141,061
Institutional brokerage	89,143	34,965
Interest income	6,065	7,567
Investment income/(loss)	(13,826)	1,592

Total revenues	240,380	185,185

Interest expense	4,212	2,643

Net revenues	236,168	182,542

Non-interest expenses:
Compensation and benefits	188,124	117,127
Outside services	8,439	8,571
Occupancy and equipment	12,238	8,349
Communications	11,634	7,865
Marketing and business development	10,039	6,738
Deal-related expenses	4,940	4,728
Trade execution and clearance	7,151	1,806
Restructuring and integration costs	1,902	—
Intangible asset amortization	9,878	753
Other operating expenses	15,852	3,468

Total non-interest expenses	270,197	159,405

Income/(loss) from continuing operations before income tax expense/(benefit)	(34,029)	23,137

Income tax expense/(benefit)	(11,774)	4,192

Income/(loss) from continuing operations	(22,255)	18,945

Discontinued operations:
Loss from discontinued operations, net of tax	—	(139)

Net income/(loss)	(22,255)	18,806

Net loss applicable to noncontrolling interests	(7,528)	(616)

Net income/(loss) applicable to Piper Sandler Companies	$(14,727)	$19,422

Net income/(loss) applicable to Piper Sandler Companies' common shareholders	$(14,727)	$17,835

Continued on next page

Piper Sandler Companies
Consolidated Statements of Operations – Continued
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2020	2019

Amounts applicable to Piper Sandler Companies
Net income/(loss) from continuing operations	$(14,727)	$19,561
Net loss from discontinued operations	—	(139)
Net income/(loss) applicable to Piper Sandler Companies	$(14,727)	$19,422

Earnings/(loss) per basic common share
Income/(loss) from continuing operations	$(1.07)	$1.36
Loss from discontinued operations	—	(0.01)
Earnings/(loss) per basic common share	$(1.07)	$1.35

Earnings/(loss) per diluted common share
Income/(loss) from continuing operations	$(1.07)	$1.33
Loss from discontinued operations	—	(0.01)
Earnings/(loss) per diluted common share	$(1.07)	$1.32

Dividends declared per common share	$1.13	$1.39

Weighted average common shares outstanding
Basic	13,796	13,204
Diluted	14,411	13,530

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands)	2020	2019
Net income/(loss)	$(22,255)	$18,806

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(672)	215

Comprehensive income/(loss)	(22,927)	19,021

Comprehensive loss applicable to noncontrolling interests	(7,528)	(616)

Comprehensive income/(loss) applicable to Piper Sandler Companies	$(15,399)	$19,637

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Loss	Equity	Interests	Equity
Balance at December 31, 2019	13,717,315	$195	$757,669	$258,669	$(284,378)	$(872)	$731,283	$75,245	$806,528
Net loss	—	—	—	(14,727)	—	—	(14,727)	(7,528)	(22,255)
Dividends	—	—	—	(16,066)	—	—	(16,066)	—	(16,066)
Amortization/issuance of restricted stock (1)	—	—	44,195	—	—	—	44,195	—	44,195
Repurchase of common stock through share repurchase program	(128,865)	—	—	—	(9,225)	—	(9,225)	—	(9,225)
Issuance of treasury shares for restricted stock vestings	254,111	—	(12,551)	—	12,551	—	—	—	—
Issuance of treasury shares for deal consideration	34,205	—	1,049	—	1,674	—	2,723	—	2,723
Repurchase of common stock from employees	(94,615)	—	—	—	(8,068)	—	(8,068)	—	(8,068)
Shares reserved/issued for director compensation	1,779	—	116	—	—	—	116	—	116
Other comprehensive loss	—	—	—	—	—	(672)	(672)	—	(672)
Fund capital distributions, net	—	—	—	—	—	—	—	(1,201)	(1,201)
Balance at March 31, 2020	13,783,930	$195	$790,478	$227,876	$(287,446)	$(1,544)	$729,559	$66,516	$796,075

Balance at December 31, 2018	12,995,397	$195	$796,363	$182,552	$(300,268)	$(1,398)	$677,444	$52,972	$730,416
Net income/(loss)	—	—	—	19,422	—	—	19,422	(616)	18,806
Dividends	—	—	—	(19,947)	—	—	(19,947)	—	(19,947)
Amortization/issuance of restricted stock	—	—	23,826	—	—	—	23,826	—	23,826
Repurchase of common stock through share repurchase program	(501)	—	—	—	(32)	—	(32)	—	(32)
Issuance of treasury shares for restricted stock vestings	1,035,360	—	(48,092)	—	48,092	—	—	—	—
Repurchase of common stock from employees	(563,284)	—	—	—	(39,695)	—	(39,695)	—	(39,695)
Shares reserved/issued for director compensation	1,263	—	87	—	—	—	87	—	87
Other comprehensive income	—	—	—	—	—	215	215	—	215
Fund capital distributions, net	—	—	—	—	—	—	—	(5)	(5)
Balance at March 31, 2019	13,468,235	$195	$772,184	$182,027	$(291,903)	$(1,183)	$661,320	$52,351	$713,671
(1)    Includes amortization of restricted stock as part of deal consideration for the acquisition of Sandler O'Neill. See Note 3 for further discussion.

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands)	2020	2019
Operating Activities:
Net income/(loss)	$(22,255)	$18,806
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization of fixed assets	2,632	2,392
Deferred income taxes	(11,325)	13,855
Stock-based compensation	21,795	4,350
Amortization of intangible assets	9,878	2,112
Amortization of forgivable loans	1,068	1,503
Decrease/(increase) in operating assets:
Receivables from brokers, dealers and clearing organizations	458,821	188,268
Net financial instruments and other inventory positions owned	(9,888)	(17,359)
Investments	17,284	(62)
Other assets	(13,937)	(3,936)
Increase/(decrease) in operating liabilities:
Payables to brokers, dealers and clearing organizations	8,687	(2,385)
Accrued compensation	(222,256)	(163,104)
Other liabilities and accrued expenses	(2,912)	(8,318)
Increase in assets held for sale	—	(383)
Decrease in liabilities held for sale	—	(7,218)

Net cash provided by operating activities	237,592	28,521

Investing Activities:
Business acquisitions, net of cash acquired	(371,369)	—
Purchases of fixed assets, net	(2,359)	(1,421)

Net cash used in investing activities	(373,728)	(1,421)

Financing Activities:
Increase in short-term financing	50,002	3
Payment of cash dividend	(16,066)	(19,947)
Decrease in noncontrolling interests	(1,201)	(5)
Repurchase of common stock	(17,293)	(39,727)

Net cash provided by/(used in) financing activities	15,442	(59,676)

Currency adjustment:
Effect of exchange rate changes on cash	(742)	457

Net decrease in cash and cash equivalents	(121,436)	(32,119)

Cash and cash equivalents at beginning of period	250,018	50,364

Cash and cash equivalents at end of period	$128,582	$18,245

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,127	$2,809
Income taxes	$557	$7,462

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Piper Sandler Companies
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

Piper Sandler Companies and its subsidiaries (collectively, the "Company") operate in one reporting segment providing investment banking services and institutional sales, trading and research services. Investment banking services include financial advisory services, management of and participation in underwritings and municipal financing activities. Revenues are generated through the receipt of advisory and financing fees. Institutional sales, trading and research services focus on the trading of equity and fixed income products with institutions, government and non-profit entities. Revenues are generated through commissions and sales credits earned on equity and fixed income institutional sales activities, net interest revenues on trading securities held in inventory, and profits and losses from trading these securities. Also, the Company generates revenue through strategic trading and investing activities, which focus on investments in municipal bonds and merchant banking activities involving equity investments in late stage private companies. The Company has created alternative asset management funds in merchant banking and energy in order to invest firm capital and to manage capital from outside investors. The Company receives management and performance fees for managing these funds.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Pursuant to this guidance, certain information and disclosures have been omitted that are included within the complete annual financial statements. Except as disclosed herein, there have been no material changes in the information reported in the financial statements and related disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

The consolidated financial statements include the accounts of Piper Sandler Companies, its wholly owned subsidiaries, and all other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Sandler Companies. Noncontrolling interests include the minority equity holders' proportionate share of the equity in the Company's alternative asset management funds. All material intercompany balances have been eliminated.

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
Notes to the Consolidated Financial Statements
(Unaudited)

Note 2 Accounting Policies and Pronouncements

Summary of Significant Accounting Policies

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for a full description of the Company's significant accounting policies.

Adoption of New Accounting Standards

Financial Instruments – Credit Losses

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). The new guidance requires an entity to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts as opposed to delaying recognition until the loss was probable of occurring. ASU 2016-13 became effective for the Company as of January 1, 2020. There was no material impact to the Company's consolidated financial statements upon adoption of ASU 2016-13.

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

SOP Holdings, LLC

On January 3, 2020, the Company completed the acquisition of SOP Holdings, LLC and its subsidiaries, including Sandler O'Neill & Partners, L.P. (collectively, "Sandler O'Neill"), a full-service investment banking firm and broker dealer focused on the financial services industry. The transaction was completed pursuant to the Agreement and Plans of Merger dated July 9, 2019. The purchase price was $485.0 million, for which the Company was entitled to receive $100.0 million of tangible book value, subject to a final adjustment as of the closing date. The acquisition of Sandler O'Neill is accretive to the Company's advisory services revenues, diversifies and enhances scale in corporate financings, adds a differentiated fixed income business, and increases scale in the equity brokerage business.

The net assets acquired by the Company are described below. As part of the purchase price, the Company granted 1,568,670 restricted shares valued at $124.9 million as equity consideration on the acquisition date. These restricted shares are generally subject to ratable vesting over three years and employees must fulfill service requirements in exchange for the rights to the restricted shares. Compensation expense will be amortized on a straight-line basis over the requisite service period of three years. The fair value of the restricted stock was determined using the market price of the Company's common stock on the date of acquisition.

The Company also entered into acquisition-related compensation arrangements with certain employees of $113.9 million which consisted of restricted stock ($96.9 million) and restricted cash ($17.0 million) for retention purposes. The retention-related awards are also subject to vesting restrictions and employees must remain continuously employed by the Company for the respective vesting period. Compensation expense related to these arrangements will be amortized on a straight-line basis over the requisite service period of 18 months, three years or five years (a weighted average service period of 3.7 years).

The Company recorded $94.2 million of goodwill on the consolidated statements of financial condition, all of which is expected to be deductible for income tax purposes. The final goodwill recorded on the Company's consolidated statements of financial condition may differ from that reflected herein as a result of measurement period adjustments. In management's opinion, the goodwill represents the reputation and operating expertise of Sandler O'Neill.

Identifiable intangible assets purchased by the Company consisted of customer relationships and the Sandler trade name with acquisition-date fair values of $72.2 million and $85.4 million, respectively.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Transaction costs of $0.9 million were incurred for the three months ended March 31, 2020 and are included in restructuring and integration costs on the consolidated statements of operations.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition:

(Amounts in thousands)
Assets
Cash and cash equivalents	$27,420
Receivables from brokers, dealers and clearing organizations	192,675
Fixed assets	6,789
Goodwill	94,159
Intangible assets	157,600
Investments	685
Right-of-use lease asset	39,607
Other assets	10,029
Total assets acquired	528,964

Liabilities
Accrued compensation	71,398
Accrued lease liability	39,613
Other liabilities and accrued expenses	16,441
Due to Sandler O'Neill (1)	40,673
Total liabilities assumed	168,125

Net assets acquired	$360,839

(1)	Represents the amount of excess tangible book value received by the Company on the date of acquisition.

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

Additional cash of up to $31.5 million may be earned if a net revenue target is achieved during the period from January 1, 2020 to June 30, 2021 ("Weeden Earnout"). Weeden & Co.'s equity owners, a portion of whom are now employees of the Company, are eligible to receive the additional payment. Employees must fulfill service requirements in exchange for the rights to the additional payment. Amounts estimated to be payable to employees will be recorded as compensation expense on the consolidated statements of operations over the requisite performance period. The Company recorded a liability as of the acquisition date for the fair value related to non-employee equity owners, and is required to adjust this liability through the statement of operations for any changes after the acquisition date. If earned, the Weeden Earnout will be paid by September 30, 2021. As of March 31, 2020, the Company expects the maximum Weeden Earnout will be earned and has accrued a total of $18.5 million related to this additional cash payment. The Company recorded $17.6 million in non-interest expenses related to the Weeden Earnout for the three months ended March 31, 2020.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

(Amounts in thousands)
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

Pro Forma Financial Information

The results of operations of Sandler O'Neill and Weeden & Co. have been included in the Company's consolidated financial statements prospectively beginning on the respective acquisition dates. The acquisitions have been fully integrated with the Company's existing operations. Accordingly, post-acquisition revenues and net income are not discernible. The following unaudited pro forma financial data is presented on a combined basis and includes both Sandler O’Neill and Weeden & Co. Based on the respective acquisition dates, the unaudited pro forma financial data assumes that the Sandler O’Neill acquisition had occurred on January 1, 2019, the beginning of the comparable prior period presented, and that the Weeden & Co. acquisition had occurred on January 1, 2018, the beginning of the prior annual period in which the acquisition occurred. Pro forma results have been prepared by adjusting the Company's historical results to include the results of operations of Sandler O'Neill and Weeden & Co. adjusted for the following significant changes: interest expense was adjusted to reflect the debt incurred by the Company to fund a portion of the Sandler O’Neill purchase price; amortization expense was adjusted to account for the acquisition-date fair value of intangible assets; compensation and benefits expenses were adjusted to reflect the restricted cash or restricted stock issued as part of the respective purchase price, the restricted stock issued for retention purposes, and the cost that would have been incurred had Sandler O’Neill partners been included in the Company’s employee compensation arrangements; and the income tax effect of applying the Company's statutory tax rates to the results of operations of Sandler O'Neill and Weeden & Co. The Company's consolidated unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisitions been completed at the beginning of the applicable periods presented, does not contemplate client account overlap and anticipated operational efficiencies of the combined entities, nor does it indicate the results of operations in future periods.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Three Months Ended
(Amounts in thousands)	March 31, 2019
Net revenues	$291,254
Net income from continuing operations applicable to Piper Sandler Companies	11,482

Note 4 Discontinued Operations
In the third quarter of 2019, the Company completed the sale of its traditional asset management business, which was conducted through its wholly-owned subsidiary Advisory Research, Inc. ("ARI"). On September 20, 2019, the Company completed the sale of the master limited partnerships ("MLP") and energy infrastructure strategies business to Tortoise Capital Advisors. Additionally, on September 27, 2019, the Company completed the sale of its remaining equity strategies business to its former management team.

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

In addition, the Company is eligible to receive additional payments up to a total of $10.0 million based on the revenues of the equity strategies business during each of the four annual periods from January 1, 2020 to December 31, 2023. The Company estimated the fair value of this earnout to be $2.2 million upon the close of the transaction, which will be reevaluated at each reporting date. As of March 31, 2020, the Company had a $2.2 million receivable recorded in other assets on the consolidated statements of financial condition.

ARI's results have been presented as discontinued operations for all prior periods presented. The components of discontinued operations were as follows:

Three Months Ended
(Amounts in thousands)	March 31, 2019
Net revenues	$9,290

Operating expenses	8,139
Intangible asset amortization	1,359
Total non-interest expenses	9,498

Loss from discontinued operations before income tax benefit	(208)

Income tax benefit	(69)

Loss from discontinued operations, net of tax	$(139)

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 5 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

	March 31,	December 31,
(Amounts in thousands)	2020	2019
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$2,827	$3,046
Convertible securities	117,915	146,406
Fixed income securities	84,651	28,176
Municipal securities:
Taxable securities	26,260	22,570
Tax-exempt securities	214,817	222,192
Short-term securities	63,406	67,901
Mortgage-backed securities	13	13
U.S. government agency securities	68,076	51,773
U.S. government securities	407	77,303
Derivative contracts	32,971	20,382
Total financial instruments and other inventory positions owned	$611,343	$639,762

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$50,895	$94,036
Fixed income securities	13,995	10,311
U.S. government agency securities	881	9,935
U.S. government securities	73,207	67,090
Derivative contracts	8,140	4,053
Total financial instruments and other inventory positions sold, but not yet purchased	$147,118	$185,425

At March 31, 2020 and December 31, 2019, financial instruments and other inventory positions owned in the amount of $369.9 million and $205.7 million, respectively, had been pledged as collateral for short-term financings.

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

Derivative Contract Financial Instruments

The Company uses interest rate swaps, interest rate locks, U.S. treasury bond futures and options, and equity option contracts as a means to manage risk in certain inventory positions. The Company also enters into interest rate swaps to facilitate customer transactions. The following describes the Company's derivatives by the type of transaction or security the instruments are economically hedging.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Trading securities derivatives: The Company enters into interest rate derivative contracts and uses U.S. treasury bond futures and options to hedge interest rate and market value risks associated with its fixed income securities. These instruments use interest rates based upon the Municipal Market Data ("MMD") index, LIBOR or the SIFMA index. The Company also enters into equity option contracts to hedge market value risk associated with its convertible securities.

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

	March 31, 2020			December 31, 2019
(Amounts in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$264,559	$253,830	$2,023,391	$209,119	$198,315	$2,197,340
Trading securities	1,975	6,502	209,075	8	1,852	110,875
Equity options
Trading securities	—	1,386	16,218	—	—	—
	$266,534	$261,718	$2,248,684	$209,127	$200,167	$2,308,215

(1)	Derivative assets are included within financial instruments and other inventory positions owned on the consolidated statements of financial condition.

(2)	Derivative liabilities are included within financial instruments and other inventory positions sold, but not yet purchased on the consolidated statements of financial condition.

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

		Three Months Ended
(Amounts in thousands)		March 31,
Derivative Category	Operations Category	2020	2019
Interest rate derivative contract	Investment banking	$(732)	$(617)
Interest rate derivative contract	Institutional brokerage	(2,027)	(249)
Equity option derivative contracts	Institutional brokerage	(822)	—
		$(3,581)	$(866)

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company's derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of the derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of March 31, 2020, the Company had $27.3 million of uncollateralized credit exposure with these counterparties (notional contract amount of $173.0 million), including $23.2 million of uncollateralized credit exposure with one counterparty.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

Short-term municipal securities – Short-term municipal securities include variable rate demand notes and other short-term municipal securities. Variable rate demand notes and other short-term municipal securities are valued using recently executed observable trades or market price quotations and therefore are generally categorized as Level II.

Mortgage-backed securities – Mortgage-backed securities collateralized by residential mortgages are valued using cash flow models that utilize unobservable inputs including credit default rates, prepayment rates, loss severity and valuation yields. As judgment is used to determine the range of these inputs, these mortgage-backed securities are categorized as Level III.

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

Derivative contracts – Derivative contracts include interest rate swaps, interest rate locks, U.S. treasury bond futures and options, and equity option contracts. These instruments derive their value from underlying assets, reference rates, indices or a combination of these factors. The Company's equity option derivative contracts are valued based on quoted prices from the exchange for identical assets or liabilities as of the period-end date. To the extent these contracts are actively traded and valuation adjustments are not applied, they are categorized as Level I. The majority of the Company's interest rate derivative contracts, including both interest rate swaps and interest rate locks, are valued using market standard pricing models based on the net present value of estimated future cash flows. The valuation models used do not involve material subjectivity as the methodologies do not entail significant judgment and the pricing inputs are market observable, including contractual terms, yield curves and measures of volatility. These instruments are classified as Level II within the fair value hierarchy. Certain interest rate locks transact in less active markets and were valued using valuation models that included the previously mentioned observable inputs and certain unobservable inputs that required significant judgment, such as the premium over the MMD curve. These instruments are classified as Level III.

Investments

The Company's investments valued at fair value include equity investments in private companies and partnerships. Investments in private companies are valued based on an assessment of each underlying security, considering rounds of financing, third party transactions and market-based information, including comparable company transactions, trading multiples (e.g., multiples of revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA")) and changes in market outlook, among other factors. These securities are generally categorized as Level III.

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking and other investments at inception to reflect economic events in earnings on a timely basis. Merchant banking and other equity investments of $1.8 million and $2.1 million, included within investments on the consolidated statements of financial condition, were accounted for at fair value and were classified as Level III assets at March 31, 2020 and December 31, 2019, respectively. The realized and unrealized net impact from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were gains of $0.2 million and losses of $0.4 million for the three months ended March 31, 2020 and 2019, respectively.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of March 31, 2020:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets
Financial instruments and other inventory positions owned:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (2)	5 - 35 bps	15.4 bps
Investments at fair value:
Equity securities in private companies	Market approach	Revenue multiple (2)	3 - 5 times	3.8 times
		EBITDA multiple (2)	10 - 20 times	16.1 times

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in bps (3)	8 - 62 bps	51.7 bps
Uncertainty of fair value measurements:

(1)	Unobservable inputs were weighted by the relative fair value of the financial instruments.

(2)	Significant increase/(decrease) in the unobservable input in isolation would have resulted in a significantly higher/(lower) fair value measurement.

(3)	Significant increase/(decrease) in the unobservable input in isolation would have resulted in a significantly lower/(higher) fair value measurement.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of March 31, 2020:

					Counterparty
					and Cash
					Collateral
(Amounts in thousands)	Level I	Level II	Level III		Netting (1)	Total
Assets
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$165	$2,662	$—		$—	$2,827
Convertible securities	—	117,915	—		—	117,915
Fixed income securities	—	84,651	—		—	84,651
Municipal securities:
Taxable securities	—	26,260	—		—	26,260
Tax-exempt securities	—	214,817	—		—	214,817
Short-term securities	—	63,406	—		—	63,406
Mortgage-backed securities	—	—	13		—	13
U.S. government agency securities	—	68,076	—		—	68,076
U.S. government securities	407	—	—		—	407
Derivative contracts	—	264,559	1,975		(233,563)	32,971
Total financial instruments and other inventory positions owned	572	842,346	1,988		(233,563)	611,343

Cash equivalents	4,916	—	—		—	4,916

Investments at fair value	13,838	—	120,730	(2)	—	134,568
Total assets	$19,326	$842,346	$122,718		$(233,563)	$750,827

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$50,872	$23	$—		$—	$50,895
Fixed income securities	—	13,995	—		—	13,995
U.S. government agency securities	—	881	—		—	881
U.S. government securities	73,207	—	—		—	73,207
Derivative contracts	1,386	254,775	5,557		(253,578)	8,140
Total financial instruments and other inventory positions sold, but not yet purchased	$125,465	$269,674	$5,557		$(253,578)	$147,118

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

(2)	Includes noncontrolling interests of $66.5 million primarily attributable to unrelated third party ownership in consolidated merchant banking funds.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in ASC 820 as of December 31, 2019:

					Counterparty
					and Cash
					Collateral
(Amounts in thousands)	Level I	Level II	Level III		Netting (1)	Total
Assets
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$469	$2,577	$—		$—	$3,046
Convertible securities	—	146,406	—		—	146,406
Fixed income securities	—	28,176	—		—	28,176
Municipal securities:
Taxable securities	—	22,570	—		—	22,570
Tax-exempt securities	—	222,192	—		—	222,192
Short-term securities	—	67,901	—		—	67,901
Mortgage-backed securities	—	—	13		—	13
U.S. government agency securities	—	51,773	—		—	51,773
U.S. government securities	77,303	—	—		—	77,303
Derivative contracts	—	209,119	8		(188,745)	20,382
Total financial instruments and other inventory positions owned	77,772	750,714	21		(188,745)	639,762

Cash equivalents	226,744	—	—		—	226,744

Investments at fair value	17,658	—	132,329	(2)	—	149,987
Total assets	$322,174	$750,714	$132,350		$(188,745)	$1,016,493

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$88,794	$5,242	$—		$—	$94,036
Fixed income securities	—	10,311	—		—	10,311
U.S. government agency securities	—	9,935	—		—	9,935
U.S. government securities	67,090	—	—		—	67,090
Derivative contracts	—	198,604	1,563		(196,114)	4,053
Total financial instruments and other inventory positions sold, but not yet purchased	$155,884	$224,092	$1,563		$(196,114)	$185,425

(1)	Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.

(2)	Includes noncontrolling interests of $75.2 million primarily attributable to unrelated third party ownership in consolidated merchant banking funds.

The Company's Level III assets were $122.7 million and $132.4 million, or 16.3 percent and 13.0 percent of financial instruments measured at fair value at March 31, 2020 and December 31, 2019, respectively. There were no significant transfers between levels for the three months ended March 31, 2020.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

								Unrealized gains/
								(losses) for assets/
	Balance at				Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	gains/	gains/	March 31,	March 31,
(Amounts in thousands)	2019	Purchases	Sales	out	(losses)	(losses)	2020	2020
Assets
Financial instruments and other inventory positions owned:
Mortgage-backed securities	$13	$—	$—	$—	$—	$—	$13	$—
Derivative contracts	8	295	—	—	(295)	1,967	1,975	1,975
Total financial instruments and other inventory positions owned	21	295	—	—	(295)	1,967	1,988	1,975

Investments at fair value	132,329	283	(165)	(130)	(227)	(11,360)	120,730	(11,585)
Total assets	$132,350	$578	$(165)	$(130)	$(522)	$(9,393)	$122,718	$(9,610)

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$1,563	$(3,141)	$351	$—	$2,790	$3,994	$5,557	$5,547
Total financial instruments and other inventory positions sold, but not yet purchased	$1,563	$(3,141)	$351	$—	$2,790	$3,994	$5,557	$5,547

								Unrealized gains/
								(losses) for assets/
	Balance at				Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	gains/	gains/	March 31,	March 31,
(Amounts in thousands)	2018	Purchases	Sales	out	(losses)	(losses)	2019	2019
Assets
Financial instruments and other inventory positions owned:
Mortgage-backed securities	$15	$—	$(2)	$—	$(27)	$28	$14	$—
Derivative contracts	229	—	(336)	—	336	(229)	—	—
Total financial instruments and other inventory positions owned	244	—	(338)	—	309	(201)	14	—

Investments at fair value	107,792	—	—	—	—	86	107,878	86
Total assets	$108,036	$—	$(338)	$—	$309	$(115)	$107,892	$86

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$4,202	$(5,603)	$—	$—	$5,603	$20	$4,222	$4,222
Total financial instruments and other inventory positions sold, but not yet purchased	$4,202	$(5,603)	$—	$—	$5,603	$20	$4,222	$4,222

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 7 Variable Interest Entities ("VIEs")

The Company has investments in and/or acts as the managing partner of various partnerships and limited liability companies. These entities were established for the purpose of investing in securities of public or private companies, or municipal debt obligations, and were initially financed through the capital commitments or seed investments of the members.

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

Consolidated VIEs

The Company's consolidated VIEs at March 31, 2020 included certain alternative asset management funds in which the Company has an investment and, as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.

The following table presents information about the carrying value of the assets and liabilities of the VIEs which are consolidated by the Company and included on the consolidated statements of financial condition at March 31, 2020. The assets can only be used to settle the liabilities of the respective VIE, and the creditors of the VIEs do not have recourse to the general credit of the Company. One of these VIEs has $25.0 million of bank line financing available with an interest rate based on prime plus an applicable margin. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities are eliminated in consolidation.

Alternative Asset
(Amounts in thousands)	Management Funds
Assets
Investments	$118,508
Other assets	647
Total assets	$119,155

Liabilities
Other liabilities and accrued expenses	$2,540
Total liabilities	$2,540

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

Nonconsolidated VIEs

The Company determined it is not the primary beneficiary of certain VIEs and accordingly does not consolidate them. These VIEs had net assets approximating $0.3 billion at March 31, 2020 and December 31, 2019. The Company's exposure to loss from these VIEs is $5.8 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at March 31, 2020. The Company had no liabilities related to these VIEs at March 31, 2020 and December 31, 2019. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of March 31, 2020.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 8 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

	March 31,	December 31,
(Amounts in thousands)	2020	2019
Receivable from clearing organizations	$7,406	$260,436
Receivable from brokers and dealers	5,967	19,161
Other	3,589	3,511
Total receivables from brokers, dealers and clearing organizations	$16,962	$283,108

	March 31,	December 31,
(Amounts in thousands)	2020	2019
Payable to brokers and dealers	$15,469	$7,514
Payable to clearing organizations	732	—
Total payables to brokers, dealers and clearing organizations	$16,201	$7,514

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

Note 9 Investments

The Company's investments include investments in private companies and partnerships.

	March 31,	December 31,
(Amounts in thousands)	2020	2019
Investments at fair value	$134,568	$149,987
Investments at cost	611	1,084
Investments accounted for under the equity method	6,363	7,070
Total investments	141,542	158,141

Less investments attributable to noncontrolling interests (1)	(66,516)	(75,245)
	$75,026	$82,896

(1)	Noncontrolling interests are primarily attributable to unrelated third party ownership in consolidated merchant banking funds.

At March 31, 2020, investments carried on a cost basis had an estimated fair market value of $0.6 million. Because valuation estimates were based upon management's judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 10 Other Assets

	March 31,	December 31,
(Amounts in thousands)	2020	2019
Fee receivables	$30,975	$18,574
Accrued interest receivables	3,824	2,977
Income tax receivables	5,616	2,658
Forgivable loans, net	4,143	5,227
Prepaid expenses	12,349	10,687
Other	25,806	15,317
Total other assets	$82,713	$55,440

Note 11 Goodwill and Intangible Assets

(Amounts in thousands)
Goodwill
Balance at December 31, 2019	$87,649
Goodwill acquired	94,159
Balance at March 31, 2020	$181,808

Intangible assets
Balance at December 31, 2019	$16,686
Intangible assets acquired	157,600
Amortization of intangible assets	(9,878)
Balance at March 31, 2020	$164,408

The addition of goodwill and intangible assets during the three months ended March 31, 2020 related to the acquisition of Sandler O'Neill, as discussed in Note 3. Management identified $157.6 million of intangible assets, consisting of customer relationships of $72.2 million and the Sandler trade name of $85.4 million. The customer relationships will be amortized over a weighted average life of 2.4 years. The Sandler trade name is an indefinite-lived intangible asset and will not be subject to amortization.

The following table summarizes the future aggregate amortization expense of the Company's intangible assets with determinable lives:

(Amounts in thousands)
Remainder of 2020	$29,634
2021	15,042
2022	9,325
2023	7,427
2024	6,280
Thereafter	11,300
Total	$79,008

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 12 Short-Term Financing

	Outstanding Balance		Weighted Average Interest Rate
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)	2020	2019	2020	2019
Commercial paper	$49,980	$49,978	2.38%	2.69%
Revolving credit facility	50,000	—	2.91%	—%
Total short-term financing	$99,980	$49,978

The Company issues secured commercial paper to fund a portion of its securities inventory. The commercial paper notes ("CP Notes") can be issued with maturities of 27 days to 270 days from the date of issuance. The CP Notes are currently issued under the CP Series II A program, and are secured by different inventory classes. As of March 31, 2020, the weighted average maturity of outstanding CP Notes was six days. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin. CP Series II A includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain excess net capital of $100 million. The Company retired the CP Series A program on January 2, 2020.

The Company has an unsecured $50 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2022, unless otherwise terminated, and is subject to a one-year extension exercisable at the option of the Company. This credit facility includes customary events of default and covenants that, among other things, require the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, limit the Company's leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on the Company's ability to make acquisitions and make payments on its capital stock.

The Company's committed short-term bank line financing at March 31, 2020 consisted of a one-year $125 million committed revolving credit facility with U.S. Bank N.A., which was renewed in December 2019. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 11, 2020. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At March 31, 2020, the Company had no advances against this line of credit.

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

The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations and regulatory proceedings. Reasonably possible losses in excess of amounts accrued at March 31, 2020 are not material. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
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

Note 14 Leases

The Company leases office space throughout the United States and in a limited number of foreign countries where the Company's international operations reside. Aggregate minimum lease commitments on an undiscounted basis for the Company’s operating leases (including short-term leases) as of March 31, 2020 were as follows:

(Amounts in thousands)
Remainder of 2020	$17,686
2021	18,723
2022	17,361
2023	14,166
2024	12,262
Thereafter	25,660
Total	$105,858

For the three months ended March 31, 2020 and 2019, the Company’s operating lease cost from continuing operations was $4.9 million and $2.8 million, respectively, of which $0.2 million related to short-term leases for each respective period. The Company recorded sublease income from continuing operations of $0.4 million for the three months ended March 31, 2020 and 2019.

At March 31, 2020, the weighted-average remaining lease term for operating leases was 6.0 years and the weighted-average discount rate was 4.0%.

Note 15 Restructuring and Integration Costs

The Company incurred restructuring and integration costs from continuing operations for the three months ended March 31, 2020, primarily in conjunction with its acquisition of Sandler O'Neill, which closed on January 3, 2020, and its acquisition of The Valence Group, which closed on April 3, 2020.

Three Months Ended
(Amounts in thousands)	March 31, 2020
Severance, benefits and outplacement costs	$878
Contract termination costs	173
Total restructuring costs	1,051

Integration costs	851

Total restructuring and integration costs	$1,902

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 16 Shareholders' Equity

Share Repurchases

Effective January 1, 2020, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2021. During the three months ended March 31, 2020, the Company repurchased 128,865 shares at an average price of $71.58 per share for an aggregate purchase price of $9.2 million related to this authorization. At March 31, 2020, the Company had $140.8 million remaining under this authorization.

Effective September 30, 2017, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares, which expired on September 30, 2019. During the three months ended March 31, 2019, the Company repurchased 501 shares at an average price of $64.80 per share related to this authorization.

The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. The Company purchased 94,615 shares and 563,284 shares, or $8.1 million and $39.7 million of the Company's common stock for these purposes during the three months ended March 31, 2020 and 2019, respectively.

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 17. During the three months ended March 31, 2020 and 2019, the Company issued 254,111 shares and 1,035,360 shares, respectively, related to these obligations. During the three months ended March 31, 2020, the Company also issued 34,205 common shares out of treasury stock for Sandler O'Neill deal consideration, as discussed in Note 3.

Dividends

The Company's current dividend policy includes both a quarterly and an annual special cash dividend. The annual special cash dividend is payable in the first quarter of each year, with the intention of returning a metric based on the Company's net income from the previous fiscal year.

During the three months ended March 31, 2020, the Company declared and paid both a quarterly and annual special cash dividend on its common stock of $0.375 and $0.75 per share, respectively, totaling $16.1 million.

On May 1, 2020, the board of directors declared a cash dividend of $0.20 per share to be paid on June 12, 2020, to shareholders of record as of the close of business on May 29, 2020.

Noncontrolling Interests

The consolidated financial statements include the accounts of Piper Sandler Companies, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. Noncontrolling interests represent equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Sandler Companies. Noncontrolling interests primarily represent the minority equity holders' proportionate share of the equity in the Company's merchant banking funds.

Ownership interests in entities held by parties other than the Company's common shareholders are presented as noncontrolling interests within shareholders' equity, separate from the Company's own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company's common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the three months ended March 31, 2020 and 2019.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 17 Compensation Plans

Stock-Based Compensation Plans

The Company has three outstanding stock-based compensation plans: the Amended and Restated 2003 Annual and Long-Term Incentive Plan (the "Incentive Plan"), the 2019 Employment Inducement Award Plan (the "2019 Inducement Plan") and the 2020 Employment Inducement Award Plan (the "2020 Inducement Plan"). The Company's equity awards are recognized on the consolidated statements of operations at grant date fair value over the service period of the award, less forfeitures.

The following table provides a summary of the Company's outstanding equity awards (in shares or units) as of March 31, 2020:

Incentive Plan
Restricted Stock
Annual grants	478,290
Sign-on grants	122,843
601,133
2019 Inducement Plan
Restricted Stock	97,752

2020 Inducement Plan
Restricted Stock	1,213,694

Total restricted stock related to compensation	1,912,579

Sandler O'Neill Deal Consideration (1)	1,534,465

Total restricted stock outstanding	3,447,044

Incentive Plan
Restricted Stock Units
Leadership grants	146,048

Incentive Plan
Stock Options	81,667

(1)	The Company issued restricted stock with service conditions as part of deal consideration for the acquisition of Sandler O'Neill. See Note 3 for further discussion.

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 8.2 million shares of common stock (0.5 million shares remained available for future issuance under the Incentive Plan as of March 31, 2020). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

Restricted Stock Awards

Restricted stock grants are valued at the market price of the Company's common stock on the date of grant and are amortized over the requisite service period. The Company grants shares of restricted stock to employees as part of year-end compensation ("Annual Grants") and upon initial hiring or as a retention award ("Sign-on Grants").

Piper Sandler Companies
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

Up to 75 percent of the award can be earned based on the Company achieving certain average adjusted return on equity targets, as defined in the terms of the award agreements. The fair value of this portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The probability that the performance condition will be achieved is reevaluated each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of March 31, 2020, the Company has determined that the probability of achieving the performance condition for each award is as follows:

Probability of Achieving
Grant Year	Performance Condition
2020	75%
2019	62%
2018	50%

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

	Risk-free	Expected Stock
Grant Year	Interest Rate	Price Volatility
2020	1.40%	27.3%
2019	2.50%	31.9%
2018	2.40%	34.8%
2017	1.62%	35.9%

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

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

Inducement Plans

The Company established the 2016 Employment Inducement Award Plan (the "2016 Inducement Plan") in conjunction with the acquisition of Simmons & Company International ("Simmons"). The Company granted $11.6 million (286,776 shares) in restricted stock under the 2016 Inducement Plan on May 16, 2016. The 2016 Inducement Plan awards were amortized as compensation expense on a straight-line basis over the vesting period. All outstanding shares cliff vested on May 16, 2019. The Company terminated the 2016 Inducement Plan in July 2019.

The Company established the 2019 Inducement Plan in conjunction with its acquisition of Weeden & Co. On August 2, 2019, the Company granted $7.3 million (97,752 shares) in restricted stock. These restricted shares are subject to graded vesting, generally beginning on the third anniversary of the grant date through August 2, 2023. The 2019 Inducement Plan awards are amortized as compensation expense on a straight-line basis over the vesting period. Employees forfeit unvested shares upon termination of employment and a reversal of compensation expense is recorded.

The Company established the 2020 Inducement Plan in conjunction with its acquisition of Sandler O'Neill. On January 3, 2020, the Company granted $96.9 million (1,217,423 shares) in restricted stock. These restricted shares have both cliff and graded vesting terms with vesting periods of 18 months, three years or five years (with a weighted average service period of 3.7 years). The 2020 Inducement Plan awards are amortized as compensation expense on a straight-line basis over the vesting period. Employees forfeit unvested shares upon termination of employment and a reversal of compensation expense is recorded.

As described in Note 22, the Company completed its acquisition of The Valence Group on April 3, 2020. The Company granted $5.5 million (114,000 shares) in restricted stock under the 2020 Inducement Plan in conjunction with the acquisition.

Stock-Based Compensation Activity

The following table summarizes the Company's stock-based compensation activity within continuing operations:

	Three Months Ended
	March 31,
(Amounts in millions)	2020	2019
Stock-based compensation expense	$21.7	$4.2
Forfeitures	0.1	0.9
Tax benefit related to stock-based compensation expense	2.4	0.4

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2019	694,225	$78.52
Granted	2,997,052	80.17
Vested	(235,856)	81.98
Canceled	(8,377)	76.97
March 31, 2020	3,447,044	$79.72

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2019	114,315	$85.09
Granted	56,066	86.01
Vested	(18,255)	84.10
Canceled	(6,078)	84.10
March 31, 2020	146,048	$85.60

As of March 31, 2020, there was $216.2 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 3.3 years.

The following table summarizes the changes in the Company's outstanding stock options:

Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2019	81,667	$99.00	8.1	$—
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
March 31, 2020	81,667	$99.00	7.9	$—

As of March 31, 2020, there was $1.2 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 2.9 years. There were no exercisable options as of March 31, 2020.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a portion of their compensation. In 2017, this plan was closed to future deferral elections by participants for performance periods beginning after December 31, 2017. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. Investments in the grantor trust, consisting of mutual funds, totaled $13.5 million and $16.7 million as of March 31, 2020 and December 31, 2019, respectively, and are included in investments on the consolidated statements of financial condition. The compensation deferred by the employees was expensed in the period earned. The deferred compensation liability was $13.5 million and $16.7 million as of March 31, 2020 and December 31, 2019, respectively. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

The Company entered into acquisition-related compensation arrangements with certain employees for retention and incentive purposes in conjunction with its acquisition of Simmons. Additional cash compensation was available to certain employees subject to exceeding an investment banking revenue threshold during the three-year Simmons post-acquisition period, which ended on February 26, 2019. The Company accrued $40.1 million related to this performance award plan, which was paid in August 2019. Amounts payable related to this performance award plan were recorded as compensation expense from continuing operations on the consolidated statements of operations over the requisite performance period of three years. The Company recorded $0.6 million as a reduction of compensation expense from continuing operations for the three months ended March 31, 2019.

Note 18 Earnings Per Share ("EPS")

Basic earnings per common share is computed by dividing net income/(loss) applicable to Piper Sandler Companies' common shareholders by the weighted average number of common shares outstanding for the period. For periods prior to 2020, the Company calculated earnings per share using the two class method. Net income/(loss) applicable to Piper Sandler Companies' common shareholders represented net income/(loss) applicable to Piper Sandler Companies reduced by the allocation of earnings to participating securities. No allocation of undistributed earnings was made for periods in which a loss was incurred, or for periods in which cash dividends exceeded net income resulting in an undistributed loss. Distributed earnings (e.g., dividends) were allocated to participating securities. Prior to the February 2019 Annual Grant (the "2019 Annual Grant"), all of the Company's restricted shares were deemed to be participating securities as they were eligible to share in the profits (e.g., receive dividends) of the Company. The Company's restricted stock units, as well as restricted stock grants issued in 2019 and subsequent periods, are not participating securities as they are not eligible to receive dividends, or the dividends are forfeitable until vested. Diluted earnings/(loss) per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options, restricted stock units and non-participating restricted shares.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The computation of earnings per share is as follows:

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2020	2019
Net income/(loss) from continuing operations applicable to Piper Sandler Companies	$(14,727)	$19,561
Net loss from discontinued operations	—	(139)
Net income/(loss) applicable to Piper Sandler Companies	(14,727)	19,422
Earnings allocated to participating securities	—	(1,587)	(1)
Net income/(loss) applicable to Piper Sandler Companies' common shareholders	$(14,727)	$17,835	(2)

Shares for basic and diluted calculations:
Average shares used in basic computation	13,796	13,204
Restricted stock units	106	205
Non-participating restricted shares	509	121
Average shares used in diluted computation (3)	14,411	13,530

Earnings/(loss) per basic common share:
Income/(loss) from continuing operations	$(1.07)	$1.36
Loss from discontinued operations	—	(0.01)
Earnings/(loss) per basic common share	$(1.07)	$1.35

Earnings/(loss) per diluted common share:
Income/(loss) from continuing operations	$(1.07)	$1.33
Loss from discontinued operations	—	(0.01)
Earnings/(loss) per diluted common share (3)	$(1.07)	$1.32

(1)
Represents the allocation of distributed and undistributed earnings to participating securities. No allocation of undistributed earnings is made for periods in which a loss is incurred, or for periods in which cash dividends exceed net income resulting in an undistributed loss. Distributed earnings (e.g., dividends) are allocated to participating securities. Participating securities include the Company's unvested restricted shares issued prior to the 2019 Annual Grant. The weighted average participating shares outstanding were 1,130,844 for the three months ended March 31, 2019.

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

(3)
Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred, or for periods prior to 2020 in which cash dividends exceed net income resulting in an undistributed loss. Common shares of 533,207 were excluded from diluted EPS for the three months ended March 31, 2019, as the Company had an undistributed loss for this period under the two class method.

The average shares used in the diluted computation excluded anti-dilutive stock options and non-participating restricted shares of 2.8 million for the three months ended March 31, 2020. The anti-dilutive effects from stock options, restricted stock units and non-participating restricted shares were immaterial for the three months ended March 31, 2019.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 19 Revenues and Business Information

The Company's activities as an investment bank and institutional securities firm constitute a single business segment. The substantial majority of the Company's net revenues and long-lived assets are located in the U.S.

Reportable financial results from continuing operations are as follows:

	Three Months Ended
	March 31,
(Amounts in thousands)	2020	2019
Investment banking
Advisory services	$111,226	$114,879
Corporate financing	25,176	13,516
Municipal financing	22,596	12,666
Total investment banking	158,998	141,061

Institutional brokerage
Equity brokerage	47,853	15,906
Fixed income services	41,290	19,059
Total institutional brokerage	89,143	34,965

Interest income	6,065	7,567
Investment income/(loss)	(13,826)	1,592

Total revenues	240,380	185,185

Interest expense	4,212	2,643

Net revenues	236,168	182,542

Non-interest expenses (1)	270,197	159,405

Pre-tax income/(loss)	$(34,029)	$23,137

Pre-tax margin	(14.4)%	12.7%

(1)	Non-interest expenses include intangible asset amortization of $9.9 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively.

Note 20 Net Capital Requirements and Other Regulatory Matters

Piper Sandler is registered as a securities broker dealer with the SEC and is a member of various SROs and securities exchanges. The Financial Industry Regulatory Authority, Inc. ("FINRA") serves as Piper Sandler's primary SRO. Piper Sandler is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. Piper Sandler has elected to use the alternative method permitted by the SEC rule which requires that it maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated debt, dividend payments and other equity withdrawals by Piper Sandler are subject to certain approvals, notifications and other provisions of SEC and FINRA rules.

At March 31, 2020, net capital calculated under the SEC rule was $190.8 million, and exceeded the minimum net capital required under the SEC rule by $189.8 million.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The Company's committed short-term credit facility, revolving credit facility and its senior notes with Pacific Investment Management Company ("PIMCO") include covenants requiring Piper Sandler to maintain minimum net capital of $120 million. CP Notes issued under CP Series II A include a covenant that requires Piper Sandler to maintain excess net capital of $100 million. The Company's fully disclosed clearing agreement with Pershing also includes a covenant requiring Piper Sandler to maintain excess net capital of $120 million.

Piper Sandler Ltd., a broker dealer subsidiary registered in the United Kingdom, is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of March 31, 2020, Piper Sandler Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At March 31, 2020, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Note 21 Income Taxes

The Company recorded an income tax benefit from continuing operations of $11.8 million and income tax expense from continuing operations of $4.2 million for the three months ended March 31, 2020 and 2019, respectively. Income tax expense/(benefit) from continuing operations included a tax benefit of $0.2 million and $1.7 million for the three months ended March 31, 2020 and 2019, respectively, related to stock-based compensation awards vesting at values greater than the grant price.

The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was enacted by the U.S. federal government on March 27, 2020 in response to the COVID-19 pandemic, contains tax provisions allowing a five-year carry back of any net operating losses incurred during federal tax years 2018, 2019 and 2020, to periods when the corporate federal tax rate was 35 percent. FASB Accounting Standards Codification Topic 740, "Income Taxes," requires companies to recognize the effect of tax law changes in the period of enactment. For the three months ended March 31, 2020, the Company recorded $5.7 million of income tax benefits primarily related to these new tax provisions in the CARES Act.

Note 22 Subsequent Event

On April 3, 2020, the Company completed its acquisition of The Valence Group, an investment bank offering mergers and acquisitions advisory services to companies and financial sponsors with a focus on the chemicals, materials and related sectors. The total consideration consisted of cash, restricted stock and a note payable agreement. A portion of the restricted stock consideration was used for retentive purposes. Additional consideration may be earned if certain revenue targets are achieved. The Valence Group's results of operations will be included in the Company's consolidated financial statements prospectively from the date of acquisition.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and exhibits included elsewhere in this Quarterly Report on Form 10-Q. Certain statements in this Quarterly Report on Form 10-Q may be considered forward-looking. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include, among other things, statements other than historical information or statements of current conditions and may relate to our future plans and objectives and results, and also may include our belief regarding the effect of various legal proceedings, as set forth under "Legal Proceedings" in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2019 and in our subsequent reports filed with the Securities and Exchange Commission ("SEC"). Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including those factors discussed below under "External Factors Impacting Our Business" as well as the factors identified under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as updated in our subsequent reports filed with the SEC and under "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q. These reports are available at our Web site at www.pipersandler.com and at the SEC Web site at www.sec.gov. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

Explanation of Non-GAAP Financial Measures

We have included financial measures that are not prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These non-GAAP financial measures include adjustments to exclude (1) revenues and expenses related to noncontrolling interests, (2) amortization of intangible assets related to acquisitions, (3) compensation and non-compensation expenses from acquisition-related agreements, (4) acquisition-related restructuring and integration costs, (5) interest expense on senior notes and (6) discontinued operations. The adjusted weighted average diluted shares outstanding used in the calculation of non-GAAP earnings per diluted common share contains an adjustment to include the common shares for unvested restricted stock awards with service conditions granted pursuant to the acquisition of SOP Holdings, LLC and its subsidiaries, including Sandler O'Neill & Partners, L.P. (collectively, "Sandler O'Neill"). These adjustments affect the following financial measures: net revenues, compensation expenses, non-compensation expenses, income tax expense/(benefit), net income/(loss) applicable to Piper Sandler Companies, earnings/(loss) per diluted common share, non-interest expenses, pre-tax income/(loss) and pre-tax margin. Management believes that presenting these results and measures on an adjusted basis in conjunction with the corresponding U.S. GAAP measures provides the most meaningful basis for comparison of our operating results across periods, and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with U.S. GAAP.

COVID-19 Impacts

The impacts of the novel coronavirus disease ("COVID-19") are evolving and presenting challenges across our business. At this time, it is uncertain how long our business will be negatively impacted by COVID-19 and the related economic and market downturn. The anticipated decline in revenues will impact our results of operations and cash flows. However, at this time, it is uncertain how significant and prolonged the impact will be on our business. We believe the significance of the impact will be directly correlated to the length and severity of the economic slowdown and the speed at which the equity and credit markets recover. Our ability to access the market for working capital and/or short-term and long-term financing may be impacted, perhaps significantly, during these unprecedented periods of economic distress and turmoil. Our ability to fund operations, make capital investments, maintain compliance with our debt covenants, and fund shareholder dividends or stock repurchases may also be adversely affected, depending on the level of disruption to our business. We continue to regularly monitor our capital and liquidity positions, regulatory capital requirements, debt covenants and other contractual obligations. Management is also focused on cost management initiatives and reviewing decisions related to capital projects and initiatives, such as share repurchases and dividend recommendations to our board of directors.

See the sections entitled “Outlook for the Remainder of 2020” and “Financial Performance from Continuing Operations,” as well as "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q, for additional information regarding the impacts of COVID-19 on our business.

Executive Overview

Our continuing operations principally consist of providing investment banking and institutional brokerage services to corporations, private equity groups, public entities, non-profit entities and institutional investors in the United States and Europe. We operate through one reportable business segment. Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for a full description of our business, including our business strategy.

Over the last 12 months, we have continued to take important steps in the execution of our business strategy. These steps include the following:

•
On January 3, 2020, we completed the acquisition of Sandler O'Neill, a full-service investment banking firm and broker dealer focused on the financial services industry. The acquisition of Sandler O'Neill is accretive to our advisory services revenues, diversifies and enhances scale in corporate financings, adds a differentiated fixed income services business, and increases scale in our equity brokerage business.

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

•
On April 3, 2020, we completed the acquisition of The Valence Group, an investment bank offering mergers and acquisitions advisory services to companies and financial sponsors with a focus on the chemicals, materials and related sectors. The transaction adds a new industry sector and expands our presence in Europe.

Discontinued Operations – Discontinued operations includes the operating results of Advisory Research, Inc. ("ARI"), our traditional asset management subsidiary which we sold in the third quarter of 2019. See Note 4 to our unaudited consolidated financial statements for further discussion of our discontinued operations.

Financial Highlights

	Three Months Ended
(Amounts in thousands, except per share data)	Mar. 31,	Mar. 31,	2020
	2020	2019	v2019
U.S. GAAP
Net revenues	$236,168	$182,542	29.4%
Compensation and benefits	188,124	117,127	60.6
Non-compensation expenses	82,073	42,278	94.1
Net income/(loss) applicable to Piper Sandler Companies	(14,727)	19,422	N/M
Earnings/(loss) per diluted common share	$(1.07)	$1.32	N/M

Non-GAAP(1)
Adjusted net revenues	$244,922	$182,129	34.5%
Adjusted compensation and benefits	158,693	114,820	38.2
Adjusted non-compensation expenses	57,216	40,382	41.7
Adjusted net income applicable to Piper Sandler Companies	25,424	22,187	14.6
Adjusted earnings per diluted common share	$1.48	$1.51	(2.0)
N/M – Not meaningful

For the three months ended March 31, 2020

•
Net revenues were up 29.4 percent from the year-ago period reflecting the investments we have made in our business through the acquisitions of Sandler O'Neill in the first quarter of 2020 and Weeden & Co. in the third quarter of 2019. In the first quarter of 2020, higher institutional brokerage, corporate financing and municipal financing revenues were partially offset by lower advisory services revenues and an investment loss. Our institutional brokerage revenues were driven by robust activity in an extremely volatile market.

•
Compensation and benefits expenses increased 60.6 percent compared with the prior-year period due to additional headcount resulting from our acquisitions of Sandler O'Neill and Weeden & Co., as well as higher acquisition-related costs related to restricted consideration and retention awards associated with these acquisitions. We also recorded additional compensation expense for an earnout associated with the Weeden & Co. acquisition related to our expectations of achieving a net revenue target, as our equity brokerage business is outperforming initial projections.

•
Non-compensation expenses were up 94.1 percent compared to the year-ago period driven by the addition of Sandler O'Neill and Weeden & Co. to our platform. We also recorded higher acquisition-related non-compensation costs due to a $12.1 million fair value adjustment to the Weeden & Co. earnout related to non-employee equity owners. We recorded the full value of the projected earnout for these non-employees as they do not have service requirements.

•
In the first quarter of 2020, we recorded $5.7 million of income tax benefits primarily related to new tax provisions in the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was enacted by the U.S. federal government on March 27, 2020 in response to the COVID-19 pandemic. The CARES Act contains tax provisions allowing a five-year carry back of any net operating losses incurred during federal tax years 2018, 2019 and 2020, to periods when the corporate federal tax rate was 35 percent. The impact of these new tax provisions on earnings per diluted common share was $0.41 in the first quarter of 2020.

•
For the three months ended March 31, 2020 and 2019, we recorded a tax benefit of $0.2 million and $1.7 million, respectively, related to restricted stock vesting at values greater than the grant price. The impact of the tax benefit on earnings per diluted common share was $0.13 in the first quarter of 2019.

(1)	Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2020	2019
Net revenues:
Net revenues – U.S. GAAP basis	$236,168	$182,542
Adjustments:
Revenue related to noncontrolling interests	6,536	(413)
Interest expense on senior notes	2,218	—
Adjusted net revenues	$244,922	$182,129

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$188,124	$117,127
Adjustments:
Compensation from acquisition-related agreements	(29,431)	(2,307)
Adjusted compensation and benefits	$158,693	$114,820

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$82,073	$42,278
Adjustments:
Non-compensation expenses related to noncontrolling interests	(992)	(1,029)
Acquisition-related restructuring and integration costs	(1,902)	—
Amortization of intangible assets related to acquisitions	(9,878)	(753)
Non-compensation expenses from acquisition-related agreements	(12,085)	(114)
Adjusted non-compensation expenses	$57,216	$40,382

Net income/(loss) applicable to Piper Sandler Companies:
Net income/(loss) applicable to Piper Sandler Companies – U.S. GAAP basis	$(14,727)	$19,422
Adjustment to exclude net loss from discontinued operations	—	(139)
Net income/(loss) from continuing operations	$(14,727)	$19,561
Adjustments:
Compensation from acquisition-related agreements	22,343	1,941
Acquisition-related restructuring and integration costs	1,419	—
Amortization of intangible assets related to acquisitions	7,373	571
Non-compensation expenses from acquisition-related agreements	9,016	114
Adjusted net income applicable to Piper Sandler Companies	$25,424	$22,187

Earnings/(loss) per diluted common share:
Earnings/(loss) per diluted common share – U.S. GAAP basis	$(1.07)	$1.32
Adjustment to exclude net loss from discontinued operations	—	(0.01)
Income/(loss) from continuing operations	$(1.07)	$1.33
Impact of antidilutive shares in a period of a loss	0.05	—
Adjustment for inclusion of unvested acquisition-related stock	(0.28)	—
	$(1.30)	$1.33
Adjustments:
Compensation from acquisition-related agreements	1.55	0.13
Acquisition-related restructuring and integration costs	0.10	—
Amortization of intangible assets related to acquisitions	0.51	0.04
Non-compensation expenses from acquisition-related agreements	0.62	0.01
Adjusted earnings per diluted common share	$1.48	$1.51

Weighted average diluted common shares outstanding:
Weighted average diluted common shares outstanding – U.S. GAAP basis	14,411	13,530
Adjustment:
Unvested acquisition-related restricted stock with service conditions	2,748	—
Adjusted weighted average diluted common shares outstanding	17,159	13,530

External Factors Impacting Our Business

Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Overall market conditions are a product of many factors, which are beyond our control, often unpredictable and at times inherently volatile, as we experienced in the first quarter of 2020. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the demand for investment banking services as reflected by the number and size of advisory transactions, equity and debt corporate financings, and municipal financings; the relative level of volatility of the equity and fixed income markets; changes in interest rates and credit spreads (especially rapid and extreme changes); overall market liquidity; the level and shape of various yield curves; the volume and value of trading in securities; and overall equity valuations.

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

Outlook for the Remainder of 2020

On March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a global pandemic. The COVID-19 pandemic has been an exogenous shock that upended the trajectory of the U.S economy. Global macroeconomic conditions have been significantly impacted as a result of government-mandated closure of businesses, supply chain and production disruptions, job losses, reduced consumer spending and sentiment, and a myriad of other factors. Global and U.S. financial markets have seen significant decreases in value and are experiencing volatility in asset prices, currency exchange rates and commodity prices, particularly oil prices.

Various factors, including governmental, societal and scientific efforts to slow the spread of COVID-19, will likely dictate the time frame for economic recovery and return to stability in the global and U.S. markets. The U.S. Federal Reserve took extraordinary steps in the first quarter of 2020 to provide liquidity in the financial markets, including cutting the short-term benchmark interest rate to zero and launching a new round of quantitative easing. In addition, the U.S. federal government passed legislation attempting to mitigate some of the economic hardship caused by the COVID-19 pandemic.

Geopolitical and macroeconomic risks, such as uncertainties surrounding trade policy, negotiations regarding Brexit and other global economic conditions, remain in the background and will continue to have an ongoing impact to the U.S. and global economy. The 2020 U.S. presidential election may also influence the volatility or direction of markets based on investors’ assessment of the outcome and the overall political outlook in the U.S.

Several of the key drivers for robust advisory services activity, such as strong valuations, financing and CEO confidence, have been negatively impacted. Activity in the market for advisory engagements, both announced and completed deals, is down significantly on a sequential basis and expected to drop further. We expect that our advisory services revenues will significantly decline from current levels. Advisory services revenues for any given quarter are impacted by the timing and size of the deals closing, which can result in fluctuations in revenues period over period. The heightened volatility in March also shut down corporate capital raising, and we expect it may be more muted until the volatility subsides and the market stabilizes.

In our equity brokerage business, volatility spiked to record levels which drove significant trading volumes as clients reacted to the rapidly changing market environment. We believe that volatility and volumes will remain elevated, but down from the extreme levels experienced in the second half of the first quarter of 2020. Similarly, we expect our equity brokerage revenues to remain strong, albeit down from the first quarter of 2020. We believe that our revenues will continue to follow trading volumes and the uncertainty of the current market conditions could lead to further spikes in volatility and volumes in future periods.

The fixed income markets also experienced extreme volatility in March which created liquidity and pricing dislocations in a number of asset classes, particularly municipal securities. This resulted in robust activity across products as clients repositioned in a rapidly changing environment. We believe that activity will remain elevated, but likely not at the levels experienced in the first quarter of 2020. Our public finance underwriting business was also impacted by the volatility in March, as new issuance and refinancing activity decreased significantly. Volatility, rate stability and client demand will also impact the level of municipal finance activity going forward.

Results of Operations

Financial Summary for the three months ended March 31, 2020 and March 31, 2019

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	March 31,			March 31,
			2020
(Amounts in thousands)	2020	2019	v2019	2020	2019
Revenues:
Investment banking	$158,998	$141,061	12.7%	67.3%	77.3%
Institutional brokerage	89,143	34,965	154.9	37.7	19.2
Interest income	6,065	7,567	(19.8)	2.6	4.1
Investment income/(loss)	(13,826)	1,592	N/M	(5.9)	0.9
Total revenues	240,380	185,185	29.8	101.8	101.4

Interest expense	4,212	2,643	59.4	1.8	1.4

Net revenues	236,168	182,542	29.4	100.0	100.0

Non-interest expenses:
Compensation and benefits	188,124	117,127	60.6	79.7	64.2
Outside services	8,439	8,571	(1.5)	3.6	4.7
Occupancy and equipment	12,238	8,349	46.6	5.2	4.6
Communications	11,634	7,865	47.9	4.9	4.3
Marketing and business development	10,039	6,738	49.0	4.3	3.7
Deal-related expenses	4,940	4,728	4.5	2.1	2.6
Trade execution and clearance	7,151	1,806	296.0	3.0	1.0
Restructuring and integration costs	1,902	—	N/M	0.8	—
Intangible asset amortization	9,878	753	N/M	4.2	0.4
Other operating expenses	15,852	3,468	357.1	6.7	1.9
Total non-interest expenses	270,197	159,405	69.5	114.4	87.3

Income/(loss) from continuing operations before income tax expense/(benefit)	(34,029)	23,137	N/M	(14.4)	12.7

Income tax expense/(benefit)	(11,774)	4,192	N/M	(5.0)	2.3

Income/(loss) from continuing operations	(22,255)	18,945	N/M	(9.4)	10.4

Discontinued operations:
Loss from discontinued operations, net of tax	—	(139)	N/M	—	(0.1)
Net income/(loss)	(22,255)	18,806	N/M	(9.4)	10.3

Net loss applicable to noncontrolling interests	(7,528)	(616)	N/M	(3.2)	(0.3)

Net income/(loss) applicable to Piper Sandler Companies	$(14,727)	$19,422	N/M	(6.2)%	10.6%
N/M – Not meaningful

For the three months ended March 31, 2020, we recorded a net loss from continuing operations applicable to Piper Sandler Companies of $14.7 million. Net revenues from continuing operations for the three months ended March 31, 2020 were $236.2 million, a 29.4 percent increase compared to $182.5 million in the year-ago period, reflecting the impact of our acquisitions of Sandler O'Neill and Weeden & Co. In the first quarter of 2020, investment banking revenues were $159.0 million, up 12.7 percent compared with $141.1 million in the prior-year period, due to higher corporate and municipal financing revenues. For the three months ended March 31, 2020, institutional brokerage revenues increased 154.9 percent to $89.1 million, compared with $35.0 million in the first quarter of 2019, due to the acquisitions of Weeden & Co. and Sandler O'Neill and high volatility in the financial markets driving higher trading volumes. For the three months ended March 31, 2020, net interest income was $1.9 million, down compared to $4.9 million in the prior-year period. The decrease was due to additional interest expense on our fixed rate senior notes which we issued on October 15, 2019. In the first quarter of 2020, we recorded an investment loss of $13.8 million, compared with income of $1.6 million in the prior-year period. In the current quarter, we recorded unrealized losses on our investment and the noncontrolling interests in the merchant banking funds that we manage, and also on our other firm investments. Non-interest expenses from continuing operations were $270.2 million for the three months ended March 31, 2020, up compared to $159.4 million in the prior-year period, driven by higher compensation and non-compensation expenses resulting from the acquisitions of Sandler O'Neill and Weeden & Co.

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

For the three months ended March 31, 2020, compensation and benefits expenses increased 60.6 percent to $188.1 million, compared with $117.1 million in the corresponding period of 2019. The increase in compensation and benefits expenses was driven by incremental headcount from the acquisitions of Sandler O'Neill in the first quarter of 2020 and Weeden & Co. in the third quarter of 2019, along with higher acquisition-related compensation related to restricted consideration and retention awards associated with these acquisitions. We also recorded additional compensation expense for an earnout associated with the acquisition of Weeden & Co. related to our expectations of achieving a net revenue target, as our equity brokerage business is outperforming initial projections. Compensation and benefits expenses as a percentage of net revenues was 79.7 percent in the first quarter of 2020, compared with 64.2 percent in the first quarter of 2019. The compensation ratio was impacted by increased acquisition-related compensation related to the acquisitions of Sandler O'Neill and Weeden & Co.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses were $8.4 million in the first quarter of 2020, down slightly compared with the corresponding period of 2019.

Occupancy and Equipment – For the three months ended March 31, 2020, occupancy and equipment expenses increased to $12.2 million, compared with $8.3 million for the three months ended March 31, 2019. The increase was primarily the result of incremental occupancy expenses related to the acquisitions of Sandler O'Neill and Weeden & Co.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the three months ended March 31, 2020, communication expenses increased 47.9 percent to $11.6 million, compared with $7.9 million for the three months ended March 31, 2019 due to increased market data services expenses resulting from incremental headcount related to the acquisitions of Sandler O'Neill and Weeden & Co.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. For the three months ended March 31, 2020, marketing and business development expenses increased 49.0 percent to $10.0 million, compared with $6.7 million in the corresponding period of 2019. The increase was driven by higher travel costs stemming from our increased headcount related to Sandler O'Neill and Weeden & Co.

Deal-Related Expenses – Deal-related expenses include costs we incurred over the course of a completed investment banking deal, which primarily consist of legal fees, offering expenses, and travel and entertainment costs. For the three months ended March 31, 2020, deal-related expenses were $4.9 million, compared with $4.7 million for the three months ended March 31, 2019. The amount of deal-related expenses is principally dependent on the level of deal activity and may vary from period to period as the recognition of deal-related costs typically coincides with the closing of a transaction.

Trade Execution and Clearance – For the three months ended March 31, 2020, trade execution and clearance expenses were $7.2 million, compared with $1.8 million in the corresponding period of 2019. The increase in trade execution and clearance expenses was reflective of higher trading volumes driven by the addition of Weeden & Co. onto our platform and record levels of trading volatility during the quarter resulting from the economic impacts of the COVID-19 pandemic.

Restructuring and Integration Costs – For the three months ended March 31, 2020, we incurred acquisition-related restructuring and integration costs of $1.9 million related to the acquisitions of Sandler O'Neill and The Valence Group. The expenses consisted of $0.8 million of transaction costs, $0.9 million of severance benefits and $0.2 million of contract termination costs. We expect to incur additional restructuring and integration costs in the second quarter of 2020.

Intangible Asset Amortization – Intangible asset amortization includes the amortization of definite-lived intangible assets consisting of customer relationships, internally developed software and the trade name that we acquired from Simmons & Company International. For the three months ended March 31, 2020, intangible asset amortization was $9.9 million, compared with $0.8 million for the three months ended March 31, 2019. The increase was due to incremental intangible amortization expense related to identifiable intangible assets associated with the acquisitions of Sandler O'Neill and Weeden & Co.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Additionally, in the first quarter of 2020, we recorded a $12.1 million fair value adjustment related to the earnout for former Weeden & Co. equity owners who did not transition to our platform. We are required to record the full value of the projected earnout as the non-employee equity owners do not have service requirements. Other operating expenses were $15.9 million in the first quarter of 2020, compared with $3.5 million in the corresponding period in 2019.

Income Taxes – For the three months ended March 31, 2020, our provision for income taxes was a benefit of $11.8 million, which included $5.7 million of income tax benefits related to new tax provisions in the CARES Act. The CARES Act contained tax provisions allowing a five-year carry back of any net operating losses incurred during federal tax years 2018, 2019 and 2020, to periods when the corporate federal tax rate was 35 percent. Excluding the impact of these provisions and noncontrolling interests, our effective tax rate was 22.9 percent.

For the three months ended March 31, 2019, our provision for income taxes was $4.2 million. In the first quarter of 2019, we recorded a $1.7 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of this benefit and noncontrolling interests, our effective tax rate was 24.8 percent.

Financial Performance from Continuing Operations

Our activities as an investment bank and institutional securities firm constitute a single business segment.

Throughout this section, we have presented results on both a U.S. GAAP and non-GAAP basis. Management believes that presenting results and measures on an adjusted, non-GAAP basis in conjunction with the corresponding U.S. GAAP measures provides a more meaningful basis for comparison of its operating results and underlying trends between periods, and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP results should be considered in addition to, not as a substitute for, the results prepared in accordance with U.S. GAAP.

The adjusted financial results exclude (1) revenues and expenses related to noncontrolling interests, (2) amortization of intangible assets related to acquisitions, (3) compensation and non-compensation expenses from acquisition-related agreements, (4) acquisition-related restructuring and integration costs and (5) interest expense on senior notes. For U.S. GAAP purposes, these items are included in each of their respective line items on the consolidated statements of operations.

The following table sets forth the adjusted, non-GAAP financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP financial results for the periods presented:

	Three Months Ended March 31,
	2020				2019
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Amounts in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$111,226	$—	$—	$111,226	$114,879	$—	$—	$114,879
Corporate financing	25,176	—	—	25,176	13,516	—	—	13,516
Municipal financing	22,596	—	—	22,596	12,666	—	—	12,666
Total investment banking	158,998	—	—	158,998	141,061	—	—	141,061

Institutional brokerage
Equity brokerage	47,853	—	—	47,853	15,906	—	—	15,906
Fixed income services	41,290	—	—	41,290	19,059	—	—	19,059
Total institutional brokerage	89,143	—	—	89,143	34,965	—	—	34,965

Interest income	6,065	—	—	6,065	7,567	—	—	7,567
Investment income/(loss)	(7,290)	(6,536)	—	(13,826)	1,179	413	—	1,592

Total revenues	246,916	(6,536)	—	240,380	184,772	413	—	185,185

Interest expense	1,994	—	2,218	4,212	2,643	—	—	2,643

Net revenues	244,922	(6,536)	(2,218)	236,168	182,129	413	—	182,542

Non-interest expenses	215,909	992	53,296	270,197	155,202	1,029	3,174	159,405

Pre-tax income/(loss)	$29,013	$(7,528)	$(55,514)	$(34,029)	$26,927	$(616)	$(3,174)	$23,137

Pre-tax margin	11.8%			(14.4)%	14.8%			12.7%

(1)	The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP financial results to the adjusted financial results:
Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in our adjusted financial results.
Other adjustments – Interest expense on our senior notes of $2.2 million for the three months ended March 31, 2020, along with the items in the following table, are not included in our adjusted financial results:

	Three Months Ended March 31,
(Amounts in thousands)	2020	2019
Compensation from acquisition-related agreements	$29,431	$2,307
Acquisition-related restructuring and integration costs	1,902	—
Amortization of intangible assets related to acquisitions	9,878	753
Non-compensation expenses from acquisition-related agreements	12,085	114
	$53,296	$3,174

Net revenues on a U.S. GAAP basis were $236.2 million for the three months ended March 31, 2020, compared with $182.5 million in the prior-year period. For the three months ended March 31, 2020, adjusted net revenues were $244.9 million, compared with $182.1 million in the first quarter of 2019. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

Investment banking revenues comprise all of the revenues generated through advisory services activities, which includes mergers and acquisitions, equity private placements, debt and restructuring advisory, and municipal financial advisory transactions, as well as equity and debt corporate financing activities and municipal financings.

In the first quarter of 2020, investment banking revenues increased 12.7 percent to $159.0 million, compared with $141.1 million in the corresponding period of the prior year. For the three months ended March 31, 2020, advisory services revenues were $111.2 million, down 3.2 percent compared to $114.9 million in the first quarter of 2019. Although the number of completed transactions increased year-over-year, revenues in the prior-year period were driven by the closing of two larger deals. Increased volatility and uncertainty associated with COVID-19 influenced activity market-wide to end the first quarter of 2020. We expect activity will be subdued in the second quarter as companies evaluate the changing and uncertain environment. We completed 57 transactions with an aggregate enterprise value of $7.6 billion in the first quarter of 2020, compared with 35 transactions with an aggregate enterprise value of $11.9 billion in the first quarter of 2019. The uneven distribution of the number and size of deals results in revenue fluctuations from quarter to quarter. For the three months ended March 31, 2020, corporate financing revenues were $25.2 million, up 86.3 percent compared with $13.5 million for the three months ended March 31, 2019, due to more book run equity deals, and the addition of Sandler O'Neill to our platform, which book ran debt offerings for financial services companies. Additionally, activity in the year-ago period was impacted by the federal government shut-down at the start of 2019. As volatility spiked in March, capital raising activity substantially halted. We anticipate that equity financing activity will be lower until volatility subsides and markets stabilize. During the first quarter of 2020, we completed 20 corporate financings (of which 14 were book run deals), compared with 12 corporate financings (of which 7 were book run deals) in the comparable year-ago period. Municipal financing revenues for the three months ended March 31, 2020 were $22.6 million, up 78.4 percent compared to $12.7 million in the prior-year period. Our results were driven by robust new issuance and refinancing activity in the first two months of 2020 as interest rates remained low. The level of activity rapidly declined in March due to significant volatility in the fixed income markets. During the first quarter of 2020, we completed 146 negotiated municipal issues with a total par value of $3.6 billion, compared with 84 negotiated municipal issues with a total par value of $1.7 billion during the prior-year period.

Institutional brokerage revenues comprise all of the revenues generated through trading activities, which consist of facilitating customer trades, executing competitive municipal underwritings and our strategic trading activities in municipal bonds. Our results may vary from quarter to quarter as a result of changes in trading margins, trading gains and losses, net interest spreads, trading volumes, the timing of payments for research services, and the timing of transactions based on market opportunities.

For the three months ended March 31, 2020, institutional brokerage revenues were $89.1 million, compared with $35.0 million in the prior-year period. Equity brokerage revenues were $47.9 million in the first quarter of 2020, up significantly compared with $15.9 million in the corresponding period of 2019. The increased volatility market-wide drove a significant increase in volumes as investors repositioned in response to market uncertainty and fund outflows. Our results in the first quarter of 2020 reflect our expanded client base with the acquisitions of Sandler O'Neill and Weeden & Co., execution expertise and product capabilities. For the three months ended March 31, 2020, fixed income services revenues were $41.3 million, up 116.6 percent compared with $19.1 million in the prior-year period. Revenues in the first quarter of 2020 were driven by the addition of Sandler O'Neill to our platform and robust client activity across products as clients repositioned in a rapidly changing market. The financial services team acquired with Sandler O'Neill contributed strong revenues as they leveraged their expertise with banks to provide strategic advice around balance sheet management in this time of market volatility. Additionally, the historically volatile quarter and higher volumes in municipals drove activity as we provided liquidity to municipal bond funds which saw significant outflows by identifying buyers who took advantage of meaningfully higher yields. The strong client activity was partially offset by trading losses in municipal securities due to the sharp and sudden market dislocation.

Interest income represents amounts earned from economically hedging and holding long inventory positions. For the three months ended March 31, 2020, interest income decreased to $6.1 million, compared with $7.6 million for the three months ended March 31, 2019.

Investment income/(loss) includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our merchant banking and energy funds, as well as management and performance fees generated from those funds. For the three months ended March 31, 2020, we recorded an investment loss of $13.8 million, compared with investment income of $1.6 million in the corresponding period of 2019. In the first quarter of 2020, we recorded unrealized losses on our investment and the noncontrolling interests in the merchant banking funds that we manage, and also on our other firm investments. Lower equity valuations and an uncertain and challenging operating environment for some of our portfolio companies drove the fair value adjustments in our merchant banking portfolio. We also recorded unrealized losses on investments held in our non-qualified deferred compensation plan. This is a legacy plan that is no longer active and the fair value adjustments are offset against a deferred compensation liability with no impact to net income. Excluding the impact of noncontrolling interests, adjusted investment loss was $7.3 million for the three months ended March 31, 2020, compared with adjusted investment income of $1.2 million for the three months ended March 31, 2019.

Interest expense represents amounts associated with financing, economically hedging and holding short inventory positions, including interest paid on our senior notes along with commitment fees on our line of credit and revolving credit facility. For the three months ended March 31, 2020, interest expense was $4.2 million, compared with $2.6 million in the prior-year period. On October 15, 2019, we issued $175 million of fixed rate senior notes, resulting in additional interest expense. Excluding the impact of interest expense on our senior notes, adjusted interest expense was $2.0 million for the three months ended March 31, 2020.

Pre-tax margin for the three months ended March 31, 2020 was a negative 14.4 percent, compared with 12.7 percent for the corresponding period of 2019. The negative pre-tax margin for the first quarter of 2020 primarily resulted from higher acquisition-related compensation and non-compensation expenses, and intangible asset amortization. Adjusted pre-tax margin for the three months ended March 31, 2020 was 11.8 percent, down compared with 14.8 percent for the corresponding period of 2019 due to a higher compensation ratio driven by changes in our business mix resulting from the unrealized losses in our merchant banking portfolio and trading losses in fixed income services.

Discontinued Operations

Discontinued operations includes our traditional asset management subsidiary, ARI, which we sold in the third quarter of 2019. For the three months ended March 31, 2019, we recorded a loss from discontinued operations, net of tax, of $0.1 million. See Note 4 to our unaudited consolidated financial statements for further discussion of our discontinued operations.

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

See the "Critical Accounting Policies" section and Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for further information on our critical accounting policies.

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

We continue to adapt and respond to the changing market conditions. Our capital and liquidity positions remain strong, our leverage is low, and our risk posture remains conservative. We remain prudent in allocating capital and maintaining inventory levels.

We drew on our revolving credit facility to finance the upfront cash consideration of our acquisition of The Valence Group, which closed on April 3, 2020.

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

The quarterly cash dividend of $0.20 per share declared by our board of directors on May 1, 2020 is lower compared to our previous quarterly dividends as we prudently manage capital and maintain balance sheet flexibility during this time of uncertainty.

Our board of directors declared the following dividends on shares of our common stock:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 1, 2019 (1)	$1.010	February 25, 2019	March 15, 2019
February 1, 2019	$0.375	February 25, 2019	March 15, 2019
April 26, 2019	$0.375	May 24, 2019	June 14, 2019
July 26, 2019	$0.375	August 23, 2019	September 13, 2019
October 30, 2019	$0.375	November 22, 2019	December 13, 2019
January 31, 2020 (2)	$0.750	March 2, 2020	March 13, 2020
January 31, 2020	$0.375	March 2, 2020	March 13, 2020
May 1, 2020	$0.200	May 29, 2020	June 12, 2020

(1)	Represents the annual special cash dividend based on our fiscal year 2018 results.

(2)	Represents the annual special cash dividend based on our fiscal year 2019 results.

Effective January 1, 2020, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2021. During the three months ended March 31, 2020, we repurchased 128,865 shares of our common stock at an average price of $71.58 per share for an aggregate purchase price of $9.2 million related to this authorization. At March 31, 2020, we had $140.8 million remaining under this authorization.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. During the first quarter of 2020, we purchased 94,615 shares or $8.1 million of our common stock for these purposes.

Leverage

The following table presents total assets, adjusted assets, total shareholders' equity and tangible shareholders' equity with the resulting leverage ratios:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Total assets	$1,517,880	$1,628,719
Deduct: Goodwill and intangible assets	(346,216)	(104,335)
Deduct: Right-of-use lease asset	(74,847)	(40,030)
Deduct: Assets from noncontrolling interests	(67,310)	(76,516)
Adjusted assets	$1,029,507	$1,407,838

Total shareholders' equity	$796,075	$806,528
Deduct: Goodwill and intangible assets	(346,216)	(104,335)
Deduct: Noncontrolling interests	(66,516)	(75,245)
Tangible common shareholders' equity	$383,343	$626,948

Leverage ratio (1)	1.9	2.0

Adjusted leverage ratio (2)	2.7	2.2

(1)	Leverage ratio equals total assets divided by total shareholders' equity.

(2)	Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders' equity.

Adjusted assets and tangible common shareholders' equity are non-GAAP financial measures. Goodwill and intangible assets are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets that can be deployed in a liquid manner. The right-of-use lease asset is also subtracted from total assets in determining adjusted assets as it is not an operating asset that can be deployed in a liquid manner. Amounts attributed to noncontrolling interests are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as they represent assets and equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Sandler Companies. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our adjusted leverage ratio increased from December 31, 2019 primarily due to the goodwill and intangible assets related to our acquisition of Sandler O'Neill.

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

Our day-to-day funding and liquidity is obtained primarily through the use of our clearing arrangement with Pershing LLC ("Pershing"), commercial paper issuance, a prime broker agreement, and a bank line of credit, and is typically collateralized by our securities inventory. These funding sources are critical to our ability to finance and hold inventory, which is a necessary part of our institutional brokerage business. The majority of our inventory is liquid and is therefore funded by short-term facilities. Certain of these short-term facilities (i.e., committed line and commercial paper) have been established to mitigate changes in the liquidity of our inventory based on changing market conditions. In the case of our committed line, it is available to us regardless of changes in market liquidity conditions through the end of its term, although there may be limitations on the type of securities available to pledge. Our commercial paper program helps mitigate changes in market liquidity conditions given it is not an overnight facility, but provides funding with a term of 27 to 270 days. Our funding sources are also dependent on the types of inventory that our counterparties are willing to accept as collateral and the number of counterparties available. Funding is generally obtained at rates based upon the federal funds rate or the London Interbank Offered Rate ("LIBOR").

Pershing Clearing Arrangement – We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, the majority of our securities inventories and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our clearing arrangement activities are recorded net from trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Sandler & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. At March 31, 2020, we had $205.9 million of financing outstanding under this arrangement.

Commercial Paper Program – Piper Sandler & Co. issues secured commercial paper to fund a portion of its securities inventory. This commercial paper is currently issued under the CP Series II A program, and is secured by different inventory classes, which is reflected in the interest rate paid. The program can issue commercial paper with maturities of 27 to 270 days. CP Series II A includes a covenant that requires Piper Sandler & Co. to maintain excess net capital of $100 million. We retired the CP Series A program on January 2, 2020.

The following table provides information about our CP Series II A program at March 31, 2020:

(Dollars in millions)	CP Series II A
Maximum amount that may be issued	$200.0
Amount outstanding	50.0

Weighted average maturity, in days	6
Weighted average maturity at issuance, in days	32

Prime Broker Arrangement – We have established an overnight financing arrangement with a broker dealer related to our convertible securities inventories. Financing under this arrangement is secured primarily by convertible securities and collateral limitations could reduce the amount of funding available. The funding is at the discretion of the prime broker and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers and clearing organizations, net of trading activity. At March 31, 2020, we had $91.7 million of financing outstanding under this prime broker arrangement.

Committed Line – Our committed line is a one-year $125 million revolving secured credit facility. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 11, 2020. This credit facility has been in place since 2008 and we renewed the facility for another one-year term in the fourth quarter of 2019. At March 31, 2020, we had no advances against this line of credit.

Revolving Credit Facility – Our parent company, Piper Sandler Companies, has an unsecured $50 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2022, unless otherwise terminated, and is subject to a one-year extension exercisable at our option. At March 31, 2020, we had advances of $50 million against this credit facility.

This credit facility includes customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limit our leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. At March 31, 2020, we were in compliance with all covenants.

The following table presents the average balances outstanding for our various funding sources by quarter for 2020 and 2019:

	Average Balance for the Three Months Ended
(Amounts in millions)	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019
Funding source:
Pershing clearing arrangement	$117.8	$22.9	$94.6	$170.2	$82.1
Commercial paper	50.0	50.0	50.0	50.0	50.0
Prime broker arrangement	72.3	99.7	68.0	77.1	106.4
Revolving credit facility	7.1	—	—	—	—
Total	$247.2	$172.6	$212.6	$297.3	$238.5

The average funding in the first quarter of 2020 increased to $247.2 million, compared with $172.6 million during the fourth quarter of 2019. This increase was primarily the result of annual discretionary incentive payments made in February, which increased borrowings.

The following table presents the maximum daily funding amount by quarter for 2020 and 2019:

(Amounts in millions)	2020	2019
First Quarter	$642.1	$362.7
Second Quarter		$427.1
Third Quarter		$416.0
Fourth Quarter		$330.7

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

The Note Purchase Agreement includes customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. At March 31, 2020, we were in compliance with all covenants.

Contractual Obligations

Our contractual obligations have not materially changed from those reported in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, except for our operating lease obligations and purchase commitments. In conjunction with our acquisition of Sandler O'Neill, we acquired various leases and agreements related to new purchase commitments.

	Remainder of 2020	2021	2023	2025 and
(Amounts in millions)		- 2022	- 2024	thereafter	Total
Operating lease obligations	$17.7	$36.1	$26.4	$25.7	$105.9
Purchase commitments	19.0	23.0	7.6	8.8	58.4

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

Capital Requirements

As a registered broker dealer and member firm of the Financial Industry Regulatory Authority, Inc. ("FINRA"), Piper Sandler & Co. is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At March 31, 2020, our net capital under the SEC's uniform net capital rule was $190.8 million, and exceeded the minimum net capital required under the SEC rule by $189.8 million.

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

At March 31, 2020, Piper Sandler Ltd., our broker dealer subsidiary registered in the U.K., was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At March 31, 2020, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2023	2025		March 31,	December 31,
(Amounts in thousands)	2020	2021	2022	- 2024	- 2026	Later	2020	2019
Customer matched-book derivative contracts (1) (2)	$19,040	$6,930	$24,150	$141,370	$15,160	$1,816,741	$2,023,391	$2,197,340
Trading securities derivative contracts (2)	187,700	12,000	—	—	—	9,375	209,075	110,875
Equity option derivative contracts (2)	13,703	2,515	—	—	—	—	16,218	—
Investment commitments (3)	—	—	—	—	—	—	70,861	70,953

(1)
Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $173.0 million at March 31, 2020) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At March 31, 2020, we had $27.3 million of credit exposure with these counterparties, including $23.2 million of credit exposure with one counterparty.

(2)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At March 31, 2020 and December 31, 2019, the net fair value of these derivative contracts approximated $24.8 million and $16.3 million, respectively.

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

Investment Commitments

We have investments, including those made as part of our merchant banking activities, in various limited partnerships or limited liability companies that provide financing or make investments in companies. We commit capital and/or act as the managing partner of these entities. We have committed capital of $70.9 million to certain entities and these commitments generally have no specified call dates.

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

	March 31,	December 31,
(Amounts in thousands)	2020	2019
Interest Rate Risk	$494	$428
Equity Price Risk	47	52
Diversification Effect (1)	(27)	(37)
Total Value-at-Risk	$514	$443

(1)	Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

The aggregate VaR as of March 31, 2020 was higher than the reported VaR on December 31, 2019. The increase in VaR was due to our mix of inventory compared to the end of 2019.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average VaR calculated for each component of market risk during the three months ended March 31, 2020 and the year ended December 31, 2019.

(Amounts in thousands)	High	Low	Average
For the Three Months Ended March 31, 2020
Interest Rate Risk	$918	$433	$652
Equity Price Risk	63	44	53
Diversification Effect (1)			(30)
Total Value-at-Risk	$943	$455	$675

(Amounts in thousands)	High	Low	Average
For the Year Ended December 31, 2019
Interest Rate Risk	$792	$181	$432
Equity Price Risk	69	42	54
Diversification Effect (1)			(41)
Total Value-at-Risk	$808	$191	$445

(1)
Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification effect would not be meaningful.

Trading losses exceeded our one-day VaR on 12 occasions during the first quarter of 2020.

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

We have concentrated counterparty credit exposure with five non-publicly rated entities totaling $27.3 million at March 31, 2020. This counterparty credit exposure is part of our matched-book derivative program related to our public finance underwriting business, consisting primarily of interest rate swaps. One derivative counterparty represented 85.0 percent, or $23.2 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

During the first quarter of our fiscal year ending December 31, 2020, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The discussion of our business and operations should be read together with the legal proceedings contained in Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 1A.    RISK FACTORS.

The discussion of our business and operations should be read together with the risk factors listed below along with those contained in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

There have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except as follows:

The widespread outbreak of COVID-19 has negatively impacted the global and U.S. economy and financial markets. The decline in economic and market activity caused by the impact from COVID-19 has had an adverse effect on our business, financial condition, and results of operations, which we expect to continue throughout 2020.

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The widespread outbreak of COVID-19 has negatively impacted nearly every sector of the global and U.S. economy. The negative impacts of the disease from a community health perspective, as well as the measures enacted to mitigate its further spread, including travel restrictions, quarantines, stay-at-home orders, and business shutdowns, have resulted in an unprecedented level of short-term dislocations in, and a slowdown of, global and U.S. economic activity.

The decline in the macroeconomic outlook and the increase in market uncertainty has negatively impacted our overall results of operations and our equities investment banking operations in particular. Within the current environment, we expect that advisory engagements activity will be significantly below that of previous years, and the timing of transaction closings may be prolonged, as the market conditions typically required for these transactions are challenged. Although the recent financial market volatility was beneficial for our institutional brokerage businesses, the increased activity in these businesses will not be sufficient to offset the decline in advisory engagements, and future volatility could make it more difficult for companies to conduct initial public offerings or raise additional capital from public equity markets, negatively impacting our equity capital markets business and our overall results of operations. In addition, with increased volatility, we have seen and may continue to see periods where the hedging vehicles we use to hedge the interest rate risk on our securities inventory become less effective, which may adversely affect our overall results of operations.

It is uncertain how long and to what extent the COVID-19 pandemic and the associated economic and market downturn will negatively impact our business. A further decrease in demand for our financial services could negatively impact our liquidity position and our growth strategy. The length and degree of the impact will likely be correlated to the length and depth of the economic slowdown, which will determine the speed of the recovery of the U.S. and global equity and credit markets. Any concern or doubts in the market about the pace or ability of normal economic activity to resume, or the efficacy or adequacy of the government measures enacted to support the global economy, could further erode the outlook for macroeconomic conditions and business confidence, and cause further decreases in our equities investment banking revenues. In addition, to the extent that the primary sectors that are covered by our equities investment banking business take longer to recover due to the erosion of economic conditions in those sectors, such as the energy or consumer sectors, our equities investment banking business could continue to be negatively impacted even after other sectors begin to experience a recovery.

Market access to working capital, short-term and long-term financing opportunities, and the ability to raise capital may be impacted significantly during these periods of economic distress. Our ability to fund operations, make capital investments or commitments, maintain compliance with our debt covenants, fund the payment of shareholder dividends, and repurchase shares of our common stock may be adversely affected, depending on the total impact and length of the disruption. We continue to regularly monitor our cash levels, liquidity, regulatory capital requirements, and debt covenants in light of the pandemic.

In addition to the effects that we have already experienced from the decline in U.S. and global economic and financial market conditions, there could be other material impacts to our business as a result of the outbreak of COVID-19, including the possibility of our employees contracting the disease and the potential disruptions caused to our business operations, which depend upon the health and well-being of our employees as a human-capital business, heightened cybersecurity, information security, and operational risks or reductions in our operating effectiveness as our employees work from home or disaster-recovery locations, and the unavailability of key personnel necessary to conduct our business activities. We continue to take precautions to protect the safety and well-being of our employees and clients. However, no assurance can be given that such steps will be adequate and, as a result, our business and results of operations could be adversely affected. In addition, it is our experience that during and following market downturns, adversarial proceedings against financial services firms typically increase. The risk of litigation, arbitration, and regulatory proceedings, or the enactment of any legislation that reduces or eliminates our business activities in response to the effects of the pandemic on financial markets may adversely affect our overall results of operations.

Ultimately, the full extent to which COVID-19 will impact our business, financial condition and results of operations depends on future developments, which are highly uncertain and cannot be accurately predicted at this time, including new information which may emerge concerning the severity and duration of the COVID-19 pandemic and actions to contain its spread or mitigate its impact, among others.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Sandler Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2020.

				Total Number of Shares	Approximate Dollar
				Purchased as Part of	Value of Shares Yet to be
	Total Number of		Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased		Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(January 1, 2020 to January 31, 2020)	2,941		$81.83	—	$150	million
Month #2
(February 1, 2020 to February 29, 2020)	136,647	(2)	$81.13	44,973	$147	million
Month #3
(March 1, 2020 to March 31, 2020)	83,892		$71.12	83,892	$141	million
Total	223,480		$77.38	128,865	$141	million

(1)	Effective January 1, 2020, our board of directors authorized the repurchase of up to $150.0 million of common stock through December 31, 2021.

(2)
Consists of 44,973 shares of common stock repurchased on the open market pursuant to a 10b5-1 plan established with an independent agent at an average price of $72.45 per share, and 91,674 shares of common stock withheld from recipients of restricted stock to pay taxes upon the vesting of the restricted stock at an average price of $85.38 per share.

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
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.
Filed herewith
104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIPER SANDLER COMPANIES

Date:	May 8, 2020	By	/s/ Chad R. Abraham
		Name	Chad R. Abraham
		Its	Chairman and Chief Executive Officer

Date:	May 8, 2020	By	/s/ Timothy L. Carter
		Name	Timothy L. Carter
		Its	Chief Financial Officer