Form 10-Q
period 2020-06-30
PIPER SANDLER COMPANIES
filed 2020-08-06
CIK 1230245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
Yes  ☐ No  ☑

As of July 31, 2020, the registrant had 17,929,341 shares of Common Stock outstanding.

Piper Sandler Companies

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Piper Sandler Companies
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2020	2019
(Amounts in thousands, except share data)	(Unaudited)
Assets
Cash and cash equivalents	$235,887	$250,018
Receivables from brokers, dealers and clearing organizations	193,303	283,108

Financial instruments and other inventory positions owned	269,428	434,088
Financial instruments and other inventory positions owned and pledged as collateral	174,866	205,674
Total financial instruments and other inventory positions owned	444,294	639,762

Fixed assets (net of accumulated depreciation and amortization of $71,062 and $65,991, respectively)	38,134	29,850
Goodwill	215,309	87,649
Intangible assets (net of accumulated amortization of $62,379 and $40,864, respectively)	167,771	16,686
Investments	144,076	158,141
Net deferred income tax assets	79,735	68,035
Right-of-use lease asset	91,929	40,030
Other assets	100,470	55,440
Total assets	$1,710,908	$1,628,719

Liabilities and Shareholders' Equity
Short-term financing	$99,990	$49,978
Long-term financing	195,000	175,000
Payables to brokers, dealers and clearing organizations	34,905	7,514
Financial instruments and other inventory positions sold, but not yet purchased	141,424	185,425
Accrued compensation	248,409	300,527
Accrued lease liability	107,988	57,169
Other liabilities and accrued expenses	69,480	46,578
Total liabilities	897,196	822,191

Shareholders' equity:
Common stock, $0.01 par value:
Shares authorized: 100,000,000 at June 30, 2020 and December 31, 2019;
Shares issued: 19,532,136 at June 30, 2020 and 19,526,533 at December 31, 2019;
Shares outstanding: 13,803,925 at June 30, 2020 and 13,717,315 at December 31, 2019	195	195
Additional paid-in capital	807,541	757,669
Retained earnings	226,577	258,669
Less common stock held in treasury, at cost: 5,728,211 shares at June 30, 2020 and 5,809,218 shares at December 31, 2019	(286,745)	(284,378)
Accumulated other comprehensive loss	(1,612)	(872)
Total common shareholders' equity	745,956	731,283

Noncontrolling interests	67,756	75,245
Total shareholders' equity	813,712	806,528

Total liabilities and shareholders' equity	$1,710,908	$1,628,719
See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2020	2019	2020	2019

Revenues:
Investment banking	$199,827	$118,739	$358,825	$259,800
Institutional brokerage	89,339	32,204	178,482	67,169
Interest income	3,065	6,863	9,130	14,430
Investment income/(loss)	3,733	17,605	(10,093)	19,197

Total revenues	295,964	175,411	536,344	360,596

Interest expense	3,526	2,993	7,738	5,636

Net revenues	292,438	172,418	528,606	354,960

Non-interest expenses:
Compensation and benefits	213,560	102,476	401,684	219,603
Outside services	9,899	8,451	18,338	17,022
Occupancy and equipment	13,269	8,425	25,507	16,774
Communications	11,096	6,849	22,730	14,714
Marketing and business development	2,588	8,089	12,627	14,827
Deal-related expenses	11,204	6,725	16,144	11,453
Trade execution and clearance	4,312	1,017	11,463	2,823
Restructuring and integration costs	3,724	6,395	5,626	6,395
Intangible asset amortization	11,637	753	21,515	1,506
Other operating expenses	3,752	2,313	19,604	5,781

Total non-interest expenses	285,041	151,493	555,238	310,898

Income/(loss) from continuing operations before income tax expense/(benefit)	7,397	20,925	(26,632)	44,062

Income tax expense/(benefit)	4,700	(180)	(7,074)	4,012

Income/(loss) from continuing operations	2,697	21,105	(19,558)	40,050

Discontinued operations:
Loss from discontinued operations, net of tax	—	(2,166)	—	(2,305)

Net income/(loss)	2,697	18,939	(19,558)	37,745

Net income/(loss) applicable to noncontrolling interests	1,243	8,550	(6,285)	7,934

Net income/(loss) applicable to Piper Sandler Companies	$1,454	$10,389	$(13,273)	$29,811

Net income/(loss) applicable to Piper Sandler Companies' common shareholders	$1,454	$10,151	$(13,273)	$27,887

Continued on next page

Piper Sandler Companies
Consolidated Statements of Operations – Continued
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2020	2019	2020	2019

Amounts applicable to Piper Sandler Companies
Net income/(loss) from continuing operations	$1,454	$12,555	$(13,273)	$32,116
Net loss from discontinued operations	—	(2,166)	—	(2,305)
Net income/(loss) applicable to Piper Sandler Companies	$1,454	$10,389	$(13,273)	$29,811

Earnings/(loss) per basic common share
Income/(loss) from continuing operations	$0.11	$0.90	$(0.96)	$2.24
Loss from discontinued operations	—	(0.15)	—	(0.16)
Earnings/(loss) per basic common share	$0.11	$0.75	$(0.96)	$2.08

Earnings/(loss) per diluted common share
Income/(loss) from continuing operations	$0.10	$0.87	$(0.96)	$2.18
Loss from discontinued operations	—	(0.15)	—	(0.16)
Earnings/(loss) per diluted common share	$0.10	$0.72	$(0.96)	$2.02

Dividends declared per common share	$0.20	$0.38	$1.33	$1.76

Weighted average common shares outstanding
Basic	13,794	13,588	13,795	13,397
Diluted	14,476	14,024	14,444	13,778

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2020	2019	2020	2019
Net income/(loss)	$2,697	$18,939	$(19,558)	$37,745

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(68)	(101)	(740)	114

Comprehensive income/(loss)	2,629	18,838	(20,298)	37,859

Comprehensive income/(loss) applicable to noncontrolling interests	1,243	8,550	(6,285)	7,934

Comprehensive income/(loss) applicable to Piper Sandler Companies	$1,386	$10,288	$(14,013)	$29,925

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

						Accumulated	Total
	Common		Additional			Other	Common		Total
(Amounts in thousands,	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
except share amounts)	Outstanding	Stock	Capital	Earnings	Stock	Loss	Equity	Interests	Equity
Balance at December 31, 2019	13,717,315	$195	$757,669	$258,669	$(284,378)	$(872)	$731,283	$75,245	$806,528
Net loss	—	—	—	(14,727)	—	—	(14,727)	(7,528)	(22,255)
Dividends	—	—	—	(16,066)	—	—	(16,066)	—	(16,066)
Amortization/issuance of restricted stock (1)	—	—	44,195	—	—	—	44,195	—	44,195
Repurchase of common stock through share repurchase program	(128,865)	—	—	—	(9,225)	—	(9,225)	—	(9,225)
Issuance of treasury shares for restricted stock vestings	254,111	—	(12,551)	—	12,551	—	—	—	—
Issuance of treasury shares for deal consideration	34,205	—	1,049	—	1,674	—	2,723	—	2,723
Repurchase of common stock from employees	(94,615)	—	—	—	(8,068)	—	(8,068)	—	(8,068)
Shares reserved/issued for director compensation	1,779	—	116	—	—	—	116	—	116
Other comprehensive loss	—	—	—	—	—	(672)	(672)	—	(672)
Fund capital distributions, net	—	—	—	—	—	—	—	(1,201)	(1,201)
Balance at March 31, 2020	13,783,930	$195	$790,478	$227,876	$(287,446)	$(1,544)	$729,559	$66,516	$796,075
Net income	—	—	—	1,454	—	—	1,454	1,243	2,697
Dividends	—	—	—	(2,753)	—	—	(2,753)	—	(2,753)
Amortization/issuance of restricted stock (1)	—	—	17,654	—	—	—	17,654	—	17,654
Issuance of treasury shares for restricted stock vestings	17,778	—	(890)	—	890	—	—	—	—
Repurchase of common stock from employees	(3,521)	—	—	—	(189)	—	(189)	—	(189)
Shares reserved/issued for director compensation	5,738	—	299	—	—	—	299	—	299
Other comprehensive loss	—	—	—	—	—	(68)	(68)	—	(68)
Fund capital distributions, net	—	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2020	13,803,925	$195	$807,541	$226,577	$(286,745)	$(1,612)	$745,956	$67,756	$813,712
(1) Includes amortization of restricted stock issued as part of deal consideration. See Note 3 for further discussion.

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

See Notes to the Consolidated Financial Statements

Piper Sandler Companies
Consolidated Statements of Cash Flows
(Unaudited)
`

	Six Months Ended
	June 30,
(Amounts in thousands)	2020	2019
Operating Activities:
Net income/(loss)	$(19,558)	$37,745
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization of fixed assets	5,324	4,686
Deferred income taxes	(11,700)	15,055
Stock-based compensation	50,351	10,912
Amortization of intangible assets	21,515	6,971
Amortization of forgivable loans	1,821	1,607
Decrease/(increase) in operating assets:
Receivables from brokers, dealers and clearing organizations	282,480	136,679
Net financial instruments and other inventory positions owned	151,467	11,294
Investments	14,750	(23,586)
Other assets	(42,412)	(24,695)
Increase/(decrease) in operating liabilities:
Payables to brokers, dealers and clearing organizations	27,391	(7,063)
Accrued compensation	(111,350)	(120,728)
Other liabilities and accrued expenses	4,233	1,763
Increase in assets held for sale	—	(674)
Decrease in liabilities held for sale	—	(5,732)

Net cash provided by operating activities	374,312	44,234

Investing Activities:
Business acquisitions, net of cash acquired	(393,522)	—
Purchases of fixed assets, net	(6,619)	(3,126)

Net cash used in investing activities	(400,141)	(3,126)

Financing Activities:
Increase in short-term financing	50,012	9
Payment of cash dividend	(18,819)	(25,181)
Increase/(decrease) in noncontrolling interests	(1,204)	7,222
Repurchase of common stock	(17,482)	(50,226)

Net cash provided by/(used in) financing activities	12,507	(68,176)

Currency adjustment:
Effect of exchange rate changes on cash	(809)	140

Net decrease in cash and cash equivalents	(14,131)	(26,928)

Cash and cash equivalents at beginning of period	250,018	50,364

Cash and cash equivalents at end of period	$235,887	$23,436

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,511	$5,727
Income taxes	$554	$7,969
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

The Valence Group ("Valence")

On April 3, 2020, the Company completed the acquisition of Valence, an investment bank offering mergers and acquisitions advisory services to companies and financial sponsors with a focus on the chemicals, materials and related sectors. The transaction was completed pursuant to the share purchase agreement dated February 20, 2020, as amended. The acquisition adds a new industry sector and expands the Company's presence in Europe.

The net assets acquired by the Company are described below. As part of the purchase price, the Company entered into unsecured promissory notes with the former owners totaling $20.0 million (the "Valence Notes"), as discussed in Note 13. The Company also granted 647,268 restricted shares valued at $31.2 million as equity consideration on the acquisition date. The fair value of the restricted stock was determined using the market price of the Company's common stock on the date of acquisition. In addition, the Company entered into acquisition-related compensation arrangements with certain employees of $5.5 million in restricted stock for retention purposes. Both the equity consideration and retention-related restricted shares are subject to graded vesting, beginning on the third anniversary of the acquisition date, so long as the applicable employee remains continuously employed by the Company for such period. Compensation expense will be amortized on a straight-line basis over the requisite service period of five years.

Additional cash may be earned by certain employees if a revenue threshold is exceeded during the three-year post-acquisition period to the extent they are employed by the Company at the time of payment. Amounts estimated to be payable, if any, will be recorded as compensation expense on the consolidated statements of operations over the requisite performance period. If earned, the amount will be paid by July 3, 2023.

The Company recorded $33.3 million of goodwill on the consolidated statements of financial condition, none of which is expected to be deductible for income tax purposes. The final goodwill recorded on the Company's consolidated statements of financial condition may differ from that reflected herein as a result of measurement period adjustments. In management's opinion, the goodwill represents the reputation and operating expertise of Valence. Identifiable intangible assets purchased by the Company consisted of customer relationships with an acquisition-date fair value of $14.8 million.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Transaction costs of $0.7 million and $2.0 million were incurred for the three and six months ended June 30, 2020, respectively, and are included in restructuring and integration costs on the consolidated statements of operations.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition:

(Amounts in thousands)
Assets
Cash and cash equivalents	$8,181
Fixed assets	256
Goodwill	33,300
Intangible assets	14,800
Right-of-use lease asset	3,279
Other assets	4,190
Total assets acquired	64,006

Liabilities
Accrued lease liability	3,279
Other liabilities and accrued expenses	10,393
Total liabilities assumed	13,672

Net assets acquired	$50,334

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

The Company recorded $94.4 million of goodwill on the consolidated statements of financial condition, of which $93.4 million is expected to be deductible for income tax purposes. The final goodwill recorded on the Company's consolidated statements of financial condition may differ from that reflected herein as a result of measurement period adjustments. In management's opinion, the goodwill represents the reputation and operating expertise of Sandler O'Neill.

Identifiable intangible assets purchased by the Company consisted of customer relationships and the Sandler trade name with acquisition-date fair values of $72.4 million and $85.4 million, respectively.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Transaction costs of $0.2 million and $1.1 million were incurred for the three and six months ended June 30, 2020, respectively, and are included in restructuring and integration costs on the consolidated statements of operations.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition, including measurement period adjustments:

(Amounts in thousands)
Assets
Cash and cash equivalents	$27,420
Receivables from brokers, dealers and clearing organizations	192,675
Fixed assets	6,789
Goodwill	94,360
Intangible assets	157,800
Investments	685
Right-of-use lease asset	39,607
Other assets	9,628
Total assets acquired	528,964

Liabilities
Accrued compensation	71,398
Accrued lease liability	39,613
Other liabilities and accrued expenses	16,441
Due to Sandler O'Neill (1)	40,673
Total liabilities assumed	168,125

Net assets acquired	$360,839
(1)Represents the amount of excess tangible book value received by the Company on the date of acquisition.

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

Additional cash of up to $31.5 million may be earned if a net revenue target is achieved during the period from January 1, 2020 to June 30, 2021 ("Weeden Earnout"). Weeden & Co.'s equity owners, a portion of whom are now employees of the Company, are eligible to receive the additional payment. Employees must fulfill service requirements in exchange for the rights to the additional payment. Amounts estimated to be payable to employees will be recorded as compensation expense on the consolidated statements of operations over the requisite performance period. The Company recorded a liability as of the acquisition date for the fair value related to non-employee equity owners, and is required to adjust this liability through the statement of operations for any changes after the acquisition date. If earned, the Weeden Earnout will be paid by September 30, 2021. As of June 30, 2020, the Company expects the maximum Weeden Earnout will be earned and has accrued a total of $20.7 million related to this additional cash payment. The Company recorded $2.2 million and $19.8 million in non-interest expenses related to the Weeden Earnout for the three and six months ended June 30, 2020, respectively.

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

Pro Forma Financial Information

The results of operations of Valence, Sandler O'Neill and Weeden & Co. have been included in the Company's consolidated financial statements prospectively beginning on the respective acquisition dates. The acquisitions have been fully integrated with the Company's existing operations. Accordingly, post-acquisition revenues and net income are not discernible. The following unaudited pro forma financial data is presented on a combined basis and includes Valence, Sandler O’Neill and Weeden & Co. Based on the respective acquisition dates, the unaudited pro forma financial data assumes that both the Valence and Sandler O’Neill acquisitions had occurred on January 1, 2019, the beginning of the comparable prior period presented, and that the Weeden & Co. acquisition had occurred on January 1, 2018, the beginning of the prior annual period in which the acquisition occurred. Pro forma results have been prepared by adjusting the Company's historical results to include the results of operations of Valence, Sandler O'Neill and Weeden & Co. adjusted for the following significant changes: interest expense was adjusted to reflect the debt incurred by the Company to fund portions of the Sandler O’Neill and Valence purchase price; amortization expense was adjusted to account for the acquisition-date fair value of intangible assets; compensation and benefits expenses were adjusted to reflect the restricted cash or restricted stock issued as part of the respective purchase price, the restricted stock issued for retention purposes, and the cost that would have been incurred had Sandler O’Neill partners and Valence employees been included in the Company’s employee compensation arrangements; and the income tax effect of applying the Company's statutory tax rates to the results of operations of Valence, Sandler O'Neill and Weeden & Co. The Company's consolidated unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisitions been completed at the beginning of the applicable periods presented, does not contemplate client account overlap and anticipated operational efficiencies of the combined entities, nor does it indicate the results of operations in future periods.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Amounts in thousands)	2020	2019	2019
Net revenues	$542,934	$579,414	$287,888
Net income/(loss) from continuing operations applicable to Piper Sandler Companies	(14,966)	11,028	3,734

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

The transactions generated cash proceeds of $52.9 million and include the potential for the Company to receive additional cash consideration payments based on prospective revenues. The Company is eligible to receive an additional payment contingent upon contractually defined MLP revenue exceeding a revenue threshold in the one-year period following the close of the transaction. The Company will record a gain upon receipt of the earnout payment, if any.

In addition, the Company was eligible to receive additional payments based on the revenues of the equity strategies business during each of the four annual periods from January 1, 2020 to December 31, 2023. The Company estimated the fair value of this earnout to be $2.2 million upon the close of the transaction. The Company received a final buyout payment of $1.0 million related to this earnout in the second quarter of 2020.

ARI's results have been presented as discontinued operations for all prior periods presented. The components of discontinued operations were as follows:

	Three Months Ended	Six Months Ended
(Amounts in thousands)	June 30, 2019	June 30, 2019
Net revenues	$9,317	$18,607

Operating expenses	7,382	15,521
Intangible asset amortization (1)	4,106	5,465
Restructuring costs	696	696
Total non-interest expenses	12,184	21,682

Loss from discontinued operations before income tax benefit	(2,867)	(3,075)

Income tax benefit	(701)	(770)

Loss from discontinued operations, net of tax	$(2,166)	$(2,305)

(1) Includes $2.9 million of intangible asset impairment related to the ARI trade name for the three and six months ended June 30, 2019.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 5 Financial Instruments and Other Inventory Positions Owned and Financial Instruments and Other Inventory Positions Sold, but Not Yet Purchased

	June 30,	December 31,
(Amounts in thousands)	2020	2019
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$4,593	$3,046
Convertible securities	144,732	146,406
Fixed income securities	14,706	28,176
Municipal securities:
Taxable securities	12,807	22,570
Tax-exempt securities	120,496	222,192
Short-term securities	70,793	67,901
Mortgage-backed securities	13	13
U.S. government agency securities	48,833	51,773
U.S. government securities	—	77,303
Derivative contracts	27,321	20,382
Total financial instruments and other inventory positions owned	$444,294	$639,762

Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$45,854	$94,036
Fixed income securities	15,829	10,311
U.S. government agency securities	4,025	9,935
U.S. government securities	68,586	67,090
Derivative contracts	7,130	4,053
Total financial instruments and other inventory positions sold, but not yet purchased	$141,424	$185,425

At June 30, 2020 and December 31, 2019, financial instruments and other inventory positions owned in the amount of $174.9 million and $205.7 million, respectively, had been pledged as collateral for short-term financings.

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

Customer matched-book derivatives: The Company enters into interest rate derivative contracts in a principal capacity as a dealer to satisfy the financial needs of its customers. The Company simultaneously enters into an interest rate derivative contract with a third party for the same notional amount to hedge the interest rate and credit risk of the initial client interest rate derivative contract. In certain limited instances, the Company has only hedged interest rate risk with a third party, and retains uncollateralized credit risk as described below. The instruments use interest rates based upon the London Interbank Offered Rate ("LIBOR") index, the Municipal Market Data ("MMD") index or the Securities Industry and Financial Markets Association ("SIFMA") index.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Trading securities derivatives: The Company enters into interest rate derivative contracts and uses U.S. treasury bond futures and options to hedge interest rate and market value risks associated with its fixed income securities. These instruments use interest rates based upon the MMD index, LIBOR or the SIFMA index. The Company also enters into equity option contracts to hedge market value risk associated with its convertible securities.

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

	June 30, 2020			December 31, 2019
(Amounts in thousands)	Derivative	Derivative	Notional	Derivative	Derivative	Notional
Derivative Category	Assets (1)	Liabilities (2)	Amount	Assets (1)	Liabilities (2)	Amount
Interest rate
Customer matched-book	$264,000	$253,438	$2,008,953	$209,119	$198,315	$2,197,340
Trading securities	64	4,190	126,775	8	1,852	110,875
Equity options
Trading securities	—	678	10,093	—	—	—
	$264,064	$258,306	$2,145,821	$209,127	$200,167	$2,308,215
(1)Derivative assets are included within financial instruments and other inventory positions owned on the consolidated statements of financial condition.
(2)Derivative liabilities are included within financial instruments and other inventory positions sold, but not yet purchased on the consolidated statements of financial condition.

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

		Three Months Ended		Six Months Ended
(Amounts in thousands)		June 30,		June 30,
Derivative Category	Operations Category	2020	2019	2020	2019
Interest rate derivative contract	Investment banking	$(200)	$186	$(932)	$(431)
Interest rate derivative contract	Institutional brokerage	434	(196)	(1,593)	(445)
Equity option derivative contracts	Institutional brokerage	822	—	—	—
		$1,056	$(10)	$(2,525)	$(876)

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. Credit exposure associated with the Company's derivatives is driven by uncollateralized market movements in the fair value of the contracts with counterparties and is monitored regularly by the Company's financial risk committee. The Company considers counterparty credit risk in determining derivative contract fair value. The majority of the Company's derivative contracts are substantially collateralized by its counterparties, who are major financial institutions. The Company has a limited number of counterparties who are not required to post collateral. Based on market movements, the uncollateralized amounts representing the fair value of a derivative contract can become material, exposing the Company to the credit risk of these counterparties. As of June 30, 2020, the Company had $27.5 million of uncollateralized credit exposure with these counterparties (notional contract amount of $171.9 million), including $23.2 million of uncollateralized credit exposure with one counterparty.

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

Fair Value Option – The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The fair value option was elected for certain merchant banking and other investments at inception to reflect economic events in earnings on a timely basis. Merchant banking and other equity investments of $1.8 million and $2.1 million, included within investments on the consolidated statements of financial condition, were accounted for at fair value and were classified as Level III assets at June 30, 2020 and December 31, 2019, respectively. The realized and unrealized net impact from fair value changes included in earnings as a result of electing to apply the fair value option to certain financial assets were gains of $0.2 million and losses of $0.3 million for the six months ended June 30, 2020 and 2019, respectively.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company's Level III financial instruments as of June 30, 2020:

	Valuation			Weighted
	Technique	Unobservable Input	Range	Average (1)
Assets
Financial instruments and other inventory positions owned:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in basis points ("bps") (2)	1 - 22 bps	17.8 bps
Investments at fair value:
Equity securities in private companies	Market approach	Revenue multiple (2)	3 - 6 times	4.3 times
		EBITDA multiple (2)	11 - 18 times	16.0 times

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts:
Interest rate locks	Discounted cash flow	Premium over the MMD curve in bps (3)	7 - 26 bps	12.0 bps
Uncertainty of fair value measurements:
(1)Unobservable inputs were weighted by the relative fair value of the financial instruments.
(2)Significant increase/(decrease) in the unobservable input in isolation would have resulted in a significantly higher/(lower) fair value measurement.
(3)Significant increase/(decrease) in the unobservable input in isolation would have resulted in a significantly lower/(higher) fair value measurement.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the valuation of the Company's financial instruments by pricing observability levels defined in FASB Accounting Standards Codification Topic 820, "Fair Value Measurement" ("ASC 820") as of June 30, 2020:

					Counterparty
					and Cash
					Collateral
(Amounts in thousands)	Level I	Level II	Level III		Netting (1)	Total
Assets
Financial instruments and other inventory positions owned:
Corporate securities:
Equity securities	$39	$4,554	$—		$—	$4,593
Convertible securities	—	144,732	—		—	144,732
Fixed income securities	—	14,706	—		—	14,706
Municipal securities:
Taxable securities	—	12,807	—		—	12,807
Tax-exempt securities	—	120,496	—		—	120,496
Short-term securities	—	70,793	—		—	70,793
Mortgage-backed securities	—	—	13		—	13
U.S. government agency securities	—	48,833	—		—	48,833
Derivative contracts	—	264,000	64		(236,743)	27,321
Total financial instruments and other inventory positions owned	39	680,921	77		(236,743)	444,294

Cash equivalents	194,390	—	—		—	194,390

Investments at fair value	15,922	—	120,615	(2)	—	136,537
Total assets	$210,351	$680,921	$120,692		$(236,743)	$775,221

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Corporate securities:
Equity securities	$45,048	$806	$—		$—	$45,854
Fixed income securities	—	15,829	—		—	15,829
U.S. government agency securities	—	4,025	—		—	4,025
U.S. government securities	68,586	—	—		—	68,586
Derivative contracts	678	254,416	3,212		(251,176)	7,130
Total financial instruments and other inventory positions sold, but not yet purchased	$114,312	$275,076	$3,212		$(251,176)	$141,424
(1)Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.
(2)Includes noncontrolling interests of $67.8 million primarily attributable to unrelated third party ownership in consolidated merchant banking funds.

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
(1)Represents cash collateral and the impact of netting on a counterparty basis. The Company had no securities posted as collateral to its counterparties.
(2)Includes noncontrolling interests of $75.2 million primarily attributable to unrelated third party ownership in consolidated merchant banking funds.

The Company's Level III assets were $120.7 million and $132.4 million, or 15.6 percent and 13.0 percent of financial instruments measured at fair value at June 30, 2020 and December 31, 2019, respectively. There were no significant transfers between levels for the six months ended June 30, 2020.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables summarize the changes in fair value associated with Level III financial instruments held at the beginning or end of the periods presented:

								Unrealized gains/
								(losses) for assets/
	Balance at				Realized	Unrealized	Balance at	liabilities held at
	March 31,			Transfers	gains/	gains/	June 30,	June 30,
(Amounts in thousands)	2020	Purchases	Sales	out	(losses)	(losses)	2020	2020
Assets
Financial instruments and other inventory positions owned:
Mortgage-backed securities	$13	$—	$—	$—	$—	$—	$13	$—
Derivative contracts	1,975	455	(60)	—	(395)	(1,911)	64	(379)
Total financial instruments and other inventory positions owned	1,988	455	(60)	—	(395)	(1,911)	77	(379)

Investments at fair value	120,730	—	—	—	(5,276)	5,161	120,615	5,161
Total assets	$122,718	$455	$(60)	$—	$(5,671)	$3,250	$120,692	$4,782

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$5,557	$(9,606)	$20	$—	$9,586	$(2,345)	$3,212	$2,658
Total financial instruments and other inventory positions sold, but not yet purchased	$5,557	$(9,606)	$20	$—	$9,586	$(2,345)	$3,212	$2,658

								Unrealized gains/
								(losses) for assets/
	Balance at				Realized	Unrealized	Balance at	liabilities held at
	March 31,			Transfers	gains/	gains/	June 30,	June 30,
(Amounts in thousands)	2019	Purchases	Sales	out	(losses)	(losses)	2019	2019
Assets
Financial instruments and other inventory positions owned:
Mortgage-backed securities	$14	$—	$(4)	$—	$4	$(1)	$13	$(1)
Total financial instruments and other inventory positions owned	14	—	(4)	—	4	(1)	13	(1)

Investments at fair value	107,878	8,000	—	(783)	—	17,461	132,556	16,940
Total assets	$107,892	$8,000	$(4)	$(783)	$4	$17,460	$132,569	$16,939

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$4,222	$(3,220)	$—	$—	$3,220	$196	$4,418	$3,060
Total financial instruments and other inventory positions sold, but not yet purchased	$4,222	$(3,220)	$—	$—	$3,220	$196	$4,418	$3,060

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

								Unrealized gains/
								(losses) for assets/
	Balance at				Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	gains/	gains/	June 30,	June 30,
(Amounts in thousands)	2019	Purchases	Sales	out	(losses)	(losses)	2020	2020
Assets
Financial instruments and other inventory positions owned:
Mortgage-backed securities	$13	$—	$—	$—	$—	$—	$13	$—
Derivative contracts	8	750	(60)	—	(690)	56	64	64
Total financial instruments and other inventory positions owned	21	750	(60)	—	(690)	56	77	64

Investments at fair value	132,329	283	(165)	(130)	(5,503)	(6,199)	120,615	(6,424)
Total assets	$132,350	$1,033	$(225)	$(130)	$(6,193)	$(6,143)	$120,692	$(6,360)

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$1,563	$(12,747)	$371	$—	$12,376	$1,649	$3,212	$3,201
Total financial instruments and other inventory positions sold, but not yet purchased	$1,563	$(12,747)	$371	$—	$12,376	$1,649	$3,212	$3,201

								Unrealized gains/
								(losses) for assets/
	Balance at				Realized	Unrealized	Balance at	liabilities held at
	December 31,			Transfers	gains/	gains/	June 30,	June 30,
(Amounts in thousands)	2018	Purchases	Sales	out	(losses)	(losses)	2019	2019
Assets
Financial instruments and other inventory positions owned:
Mortgage-backed securities	$15	$—	$(6)	$—	$(23)	$27	$13	$(1)
Derivative contracts	229	—	(336)	—	336	(229)	—	—
Total financial instruments and other inventory positions owned	244	—	(342)	—	313	(202)	13	(1)

Investments at fair value	107,792	8,000	—	(783)	—	17,547	132,556	17,027
Total assets	$108,036	$8,000	$(342)	$(783)	$313	$17,345	$132,569	$17,026

Liabilities
Financial instruments and other inventory positions sold, but not yet purchased:
Derivative contracts	$4,202	$(8,822)	$—	$—	$8,822	$216	$4,418	$4,418
Total financial instruments and other inventory positions sold, but not yet purchased	$4,202	$(8,822)	$—	$—	$8,822	$216	$4,418	$4,418

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

The carrying values of the Company's cash, receivables and payables either from or to brokers, dealers and clearing organizations and short- and long-term financings approximate fair value due to either their liquid or short-term nature.

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

Consolidated VIEs

The Company's consolidated VIEs at June 30, 2020 included certain alternative asset management funds in which the Company has an investment and, as the managing partner, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.

The following table presents information about the carrying value of the assets and liabilities of the VIEs which are consolidated by the Company and included on the consolidated statements of financial condition at June 30, 2020. The assets can only be used to settle the liabilities of the respective VIE, and the creditors of the VIEs do not have recourse to the general credit of the Company. One of these VIEs has $25.0 million of bank line financing available with an interest rate based on prime plus an applicable margin. The assets and liabilities are presented prior to consolidation, and thus a portion of these assets and liabilities are eliminated in consolidation.

Alternative Asset
(Amounts in thousands)	Management Funds
Assets
Investments	$118,385
Other assets	686
Total assets	$119,071

Liabilities
Other liabilities and accrued expenses	$2,998
Total liabilities	$2,998

The Company has investments in a grantor trust which was established as part of a nonqualified deferred compensation plan. The Company is the primary beneficiary of the grantor trust. Accordingly, the assets and liabilities of the grantor trust are consolidated by the Company on the consolidated statements of financial condition. See Note 18 for additional information on the nonqualified deferred compensation plan.

Nonconsolidated VIEs

The Company determined it is not the primary beneficiary of certain VIEs and accordingly does not consolidate them. These VIEs had net assets approximating $1.5 billion and $0.3 billion at June 30, 2020 and December 31, 2019, respectively. The Company's exposure to loss from these VIEs is $5.9 million, which is the carrying value of its capital contributions recorded in investments on the consolidated statements of financial condition at June 30, 2020. The Company had no liabilities related to these VIEs at June 30, 2020 and December 31, 2019. Furthermore, the Company has not provided financial or other support to these VIEs that it was not previously contractually required to provide as of June 30, 2020.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 8 Receivables from and Payables to Brokers, Dealers and Clearing Organizations

	June 30,	December 31,
(Amounts in thousands)	2020	2019
Receivable from clearing organizations	$152,641	$260,436
Receivable from brokers and dealers	37,402	19,161
Other	3,260	3,511
Total receivables from brokers, dealers and clearing organizations	$193,303	$283,108

	June 30,	December 31,
(Amounts in thousands)	2020	2019
Payable to brokers and dealers	$30,578	$7,514
Payable to clearing organizations	4,327	—
Total payables to brokers, dealers and clearing organizations	$34,905	$7,514

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

Note 9 Investments

The Company's investments include investments in private companies and partnerships.

	June 30,	December 31,
(Amounts in thousands)	2020	2019
Investments at fair value	$136,537	$149,987
Investments at cost	1,611	1,084
Investments accounted for under the equity method	5,928	7,070
Total investments	144,076	158,141

Less investments attributable to noncontrolling interests (1)	(67,756)	(75,245)
	$76,320	$82,896
(1)Noncontrolling interests are primarily attributable to unrelated third party ownership in consolidated merchant banking funds.

At June 30, 2020, investments carried on a cost basis had an estimated fair market value of $1.6 million. Because valuation estimates were based upon management's judgment, investments carried at cost would be categorized as Level III assets in the fair value hierarchy, if they were carried at fair value.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 10 Other Assets

	June 30,	December 31,
(Amounts in thousands)	2020	2019
Fee receivables	$49,497	$18,574
Accrued interest receivables	1,991	2,977
Forgivable loans, net	4,575	5,227
Prepaid expenses	12,748	10,687
Income tax receivables	—	2,658
Other	31,659	15,317
Total other assets	$100,470	$55,440

Note 11 Goodwill and Intangible Assets

(Amounts in thousands)
Goodwill
Balance at December 31, 2019	$87,649
Goodwill acquired	127,660
Balance at June 30, 2020	$215,309

Intangible assets
Balance at December 31, 2019	$16,686
Intangible assets acquired	172,600
Amortization of intangible assets	(21,515)
Balance at June 30, 2020	$167,771

The addition of goodwill and intangible assets during the six months ended June 30, 2020 related to the acquisitions of Valence and Sandler O'Neill, as discussed in Note 3. Management identified $14.8 million of customer relationship intangible assets related to the acquisition of Valence which will be amortized over a weighted average life of 1.4 years. Management identified $157.8 million of intangible assets related to the acquisition of Sandler O'Neill, consisting of customer relationships of $72.4 million and the Sandler trade name of $85.4 million. The customer relationships will be amortized over a weighted average life of 2.4 years. The Sandler trade name is an indefinite-lived intangible asset and will not be subject to amortization.

The following table summarizes the future aggregate amortization expense of the Company's intangible assets with determinable lives:

(Amounts in thousands)
Remainder of 2020	$23,213
2021	24,780
2022	9,344
2023	7,442
2024	6,292
Thereafter	11,300
Total	$82,371

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 12 Short-Term Financing

	Outstanding Balance		Weighted Average Interest Rate
	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands)	2020	2019	2020	2019
Commercial paper	$49,990	$49,978	1.17%	2.69%
Revolving credit facility	50,000	—	2.91%	—%
Total short-term financing	$99,990	$49,978

The Company issues secured commercial paper to fund a portion of its securities inventory. The commercial paper notes ("CP Notes") can be issued with maturities of 27 days to 270 days from the date of issuance. The CP Notes are currently issued under the CP Series II A program, and are secured by different inventory classes. As of June 30, 2020, the weighted average maturity of outstanding CP Notes was six days. The CP Notes are interest bearing or sold at a discount to par with an interest rate based on LIBOR plus an applicable margin. CP Series II A includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain excess net capital of $100 million. The Company retired the CP Series A program on January 2, 2020.

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

The Company's committed short-term bank line financing at June 30, 2020 consisted of a one-year $125 million committed revolving credit facility with U.S. Bank N.A., which was renewed in December 2019. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires the Company's U.S. broker dealer subsidiary to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under this facility will be due on December 11, 2020. The Company pays a nonrefundable commitment fee on the unused portion of the facility on a quarterly basis. At June 30, 2020, the Company had no advances against this line of credit.

Note 13 Long-Term Financing

On October 15, 2019, the Company entered into a note purchase agreement with certain entities advised by Pacific Investment Management Company ("PIMCO"), under which the Company issued unsecured fixed rate senior notes ("Notes") in the amount of $175 million. The Notes consist of two classes, Class A Notes and Class B Notes, with principal amounts of $50 million and $125 million, respectively. The Class A Notes bear interest at an annual fixed rate of 4.74 percent and mature on October 15, 2021. The Class B Notes bear interest at an annual fixed rate of 5.20 percent and mature on October 15, 2023. Interest on the Notes is payable semi-annually. The unpaid principal amounts are due in full on the respective maturity dates and may not be prepaid by the Company.

On April 3, 2020, the Company entered into unsecured promissory notes as part of the acquisition of Valence totaling $20.0 million. The Valence Notes bear interest at an annual fixed rate of 5.0 percent and mature on October 15, 2021. Interest is payable quarterly in arrears.

Note 14 Legal Contingencies

The Company has been named as a defendant in various legal actions, including complaints and litigation and arbitration claims, arising from its business activities. Such actions include claims related to securities brokerage and investment banking activities, and certain class actions that primarily allege violations of securities laws and seek unspecified damages, which could be substantial. Also, the Company is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations ("SROs") which could result in adverse judgments, settlements, penalties, fines or other relief.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The Company has established reserves for potential losses that are probable and reasonably estimable that may result from pending and potential legal actions, investigations and regulatory proceedings. Reasonably possible losses in excess of amounts accrued at June 30, 2020 are not material. In many cases, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages or where plaintiffs are seeking substantial or indeterminate damages. Matters frequently need to be more developed before a loss or range of loss can reasonably be estimated.

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

Note 15 Leases

The Company leases office space throughout the United States and in a limited number of foreign countries where the Company's international operations reside. Aggregate minimum lease commitments on an undiscounted basis for the Company’s operating leases (including short-term leases) as of June 30, 2020 were as follows:

(Amounts in thousands)
Remainder of 2020	$12,793
2021	22,995
2022	21,488
2023	17,658
2024	15,758
Thereafter	35,389
Total	$126,081

The following table summarizes the Company's operating lease costs and sublease income from continuing operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in millions)	2020	2019	2020	2019
Operating lease cost	$5.4	$2.9	$10.3	$5.7
Operating lease cost related to short-term leases	0.3	0.1	0.5	0.3
Sublease income	0.5	0.4	0.9	0.8

At June 30, 2020, the weighted-average remaining lease term for operating leases was 6.0 years and the weighted-average discount rate was 4.0%.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)
Note 16 Restructuring and Integration Costs

The Company incurred restructuring and integration costs from continuing operations for the three and six months ended June 30, 2020, primarily in conjunction with its acquisition of Sandler O'Neill, which closed on January 3, 2020, and its acquisition of Valence, which closed on April 3, 2020. The Company incurred restructuring and integration costs from continuing operations for the three and six months ended June 30, 2019, primarily in conjunction with its acquisition of Weeden & Co., which closed on August 2, 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2020	2019	2020	2019
Severance, benefits and outplacement	$2,043	$1,109	$2,921	$1,109
Contract termination	(640)	2,798	(467)	2,798
Vacated leased office space	88	—	88	—
Total restructuring costs	1,491	3,907	2,542	3,907

Integration costs	2,233	2,488	3,084	2,488

Total restructuring and integration costs	$3,724	$6,395	$5,626	$6,395

Note 17 Shareholders' Equity

Share Repurchases

Effective January 1, 2020, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2021. During the six months ended June 30, 2020, the Company repurchased 128,865 shares at an average price of $71.58 per share for an aggregate purchase price of $9.2 million related to this authorization. At June 30, 2020, the Company had $140.8 million remaining under this authorization.

Effective September 30, 2017, the Company's board of directors authorized the repurchase of up to $150.0 million in common shares, which expired on September 30, 2019. During the six months ended June 30, 2019, the Company repurchased 501 shares at an average price of $64.80 per share related to this authorization.

The Company also purchases shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. The Company purchased 98,136 shares and 696,411 shares, or $8.3 million and $50.2 million of the Company's common stock for these purposes during the six months ended June 30, 2020 and 2019, respectively.

Issuance of Shares

The Company issues common shares out of treasury stock as a result of employee restricted share vesting and exercise transactions as discussed in Note 18. During the six months ended June 30, 2020 and 2019, the Company issued 271,889 shares and 1,401,268 shares, respectively, related to these obligations. During the six months ended June 30, 2020, the Company also issued 34,205 common shares out of treasury stock for Sandler O'Neill deal consideration, as discussed in Note 3.

Dividends

The Company's current dividend policy includes both a quarterly and an annual special cash dividend. The annual special cash dividend is payable in the first quarter of each year, with the intention of returning a metric based on the Company's net income from the previous fiscal year.

During the six months ended June 30, 2020, the Company declared and paid quarterly cash dividends on its common stock, aggregating $0.575 per share, and an annual special cash dividend on its common stock of $0.75 per share, totaling $18.8 million.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

On July 31, 2020, the board of directors declared a quarterly cash dividend of $0.30 per share to be paid on September 11, 2020, to shareholders of record as of the close of business on August 28, 2020.

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

Ownership interests in entities held by parties other than the Company's common shareholders are presented as noncontrolling interests within shareholders' equity, separate from the Company's own equity. Revenues, expenses and net income or loss are reported on the consolidated statements of operations on a consolidated basis, which includes amounts attributable to both the Company's common shareholders and noncontrolling interests. Net income or loss is then allocated between the Company and noncontrolling interests based upon their relative ownership interests. Net income applicable to noncontrolling interests is deducted from consolidated net income to determine net income applicable to the Company. There was no other comprehensive income or loss attributed to noncontrolling interests for the six months ended June 30, 2020 and 2019.

Note 18 Compensation Plans

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

The following table provides a summary of the Company's outstanding equity awards (in shares or units) as of June 30, 2020:

Incentive Plan
Restricted Stock
Annual grants	462,661
Sign-on grants	131,235
593,896
2019 Inducement Plan
Restricted Stock	97,752

2020 Inducement Plan
Restricted Stock	1,317,750

Total restricted stock related to compensation	2,009,398

Deal Consideration (1)	2,181,733

Total restricted stock outstanding	4,191,131

Incentive Plan
Restricted Stock Units
Leadership grants	146,048

Incentive Plan
Stock Options	81,667
(1)The Company issued restricted stock with service conditions as part of deal consideration for the acquisitions of Valence and Sandler O'Neill. See Note 3 for further discussion.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Incentive Plan

The Incentive Plan permits the grant of equity awards, including restricted stock, restricted stock units and non-qualified stock options, to the Company's employees and directors for up to 9.4 million shares of common stock (1.7 million shares remained available for future issuance under the Incentive Plan as of June 30, 2020). The Company believes that such awards help align the interests of employees and directors with those of shareholders and serve as an employee retention tool. The Incentive Plan provides for accelerated vesting of awards if there is a severance event, a change in control of the Company (as defined in the Incentive Plan), in the event of a participant's death, and at the discretion of the compensation committee of the Company's board of directors.

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

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Up to 75 percent of the award can be earned based on the Company achieving certain average adjusted return on equity targets, as defined in the terms of the award agreements. The fair value of this portion of the award was based on the closing price of the Company's common stock on the grant date. If the Company determines that it is probable that the performance condition will be achieved, compensation expense is amortized on a straight-line basis over the 36-month performance period. The probability that the performance condition will be achieved is reevaluated each reporting period with changes in estimated outcomes accounted for using a cumulative effect adjustment to compensation expense. Compensation expense will be recognized only if the performance condition is met. Employees forfeit unvested restricted stock units upon termination of employment with a corresponding reversal of compensation expense. As of June 30, 2020, the Company has determined that the probability of achieving the performance condition for each award is as follows:

Probability of Achieving
Grant Year	Performance Condition
2020	50%
2019	50%
2018	44%

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

Piper Sandler Companies
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

Stock Options

On February 15, 2018, the Company granted options to certain executive officers. These options are expensed on a straight-line basis over the required service period of five years, based on the estimated fair value of the award on the date of grant. The exercise price per share is equal to the closing price on the date of grant plus 10 percent. These options are subject to graded vesting, beginning on the third anniversary of the grant date, so long as the employee remains continuously employed by the Company. The maximum term of these stock options is ten years.

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

Inducement Plans

Inducement plan awards are amortized as compensation expense on a straight-line basis over each respective vesting period. Employees forfeit unvested shares upon termination of employment and a reversal of compensation expense is recorded.

The Company established the 2016 Employment Inducement Award Plan (the "2016 Inducement Plan") in conjunction with the acquisition of Simmons & Company International ("Simmons"). The Company granted $11.6 million (286,776 shares) in restricted stock under the 2016 Inducement Plan on May 16, 2016. All outstanding shares cliff vested on May 16, 2019 and the 2016 Inducement Plan was terminated in July 2019.

The Company established the 2019 Inducement Plan in conjunction with its acquisition of Weeden & Co. On August 2, 2019, the Company granted $7.3 million (97,752 shares) in restricted stock. These restricted shares are subject to graded vesting, generally beginning on the third anniversary of the grant date through August 2, 2023.

The Company established the 2020 Inducement Plan in conjunction with its acquisition of Sandler O'Neill. On January 3, 2020, the Company granted $96.9 million (1,217,423 shares) in restricted stock. These restricted shares have both cliff and graded vesting terms with vesting periods of 18 months, three years or five years (with a weighted average service period of 3.7 years). On April 3, 2020, the Company granted $5.5 million (114,000 shares) in restricted stock under the 2020 Inducement Plan in conjunction with its acquisition of Valence. These restricted shares are subject to graded vesting, generally beginning on the third anniversary of the grant date through April 3, 2025.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Stock-Based Compensation Activity

The following table summarizes the Company's stock-based compensation activity within continuing operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in millions)	2020	2019	2020	2019
Stock-based compensation expense	$27.9	$5.8	$49.5	$10.1
Forfeitures	1.1	0.3	1.2	1.2
Tax benefit related to stock-based compensation expense	3.9	1.1	6.3	1.5

The following table summarizes the changes in the Company's unvested restricted stock:

	Unvested	Weighted Average
	Restricted Stock	Grant Date
	(in Shares)	Fair Value
December 31, 2019	694,225	$78.52
Granted	3,779,652	73.58
Vested	(246,734)	80.96
Canceled	(36,012)	80.84
June 30, 2020	4,191,131	$73.90

The following table summarizes the changes in the Company's unvested restricted stock units:

	Unvested	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
December 31, 2019	114,315	$85.09
Granted	56,066	86.01
Vested	(18,255)	84.10
Canceled	(6,078)	84.10
June 30, 2020	146,048	$85.60
As of June 30, 2020, there was $233.1 million of total unrecognized compensation cost related to restricted stock and restricted stock units expected to be recognized over a weighted average period of 3.3 years.

The following table summarizes the changes in the Company's outstanding stock options:

Weighted Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
December 31, 2019	81,667	$99.00	8.1	$—
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
June 30, 2020	81,667	$99.00	7.6	$—

As of June 30, 2020, there was $1.1 million of unrecognized compensation cost related to stock options expected to be recognized over a weighted average period of 2.6 years. There were no exercisable options as of June 30, 2020.

Piper Sandler Companies
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

The nonqualified deferred compensation plan is an unfunded plan which allows certain highly compensated employees, at their election, to defer a portion of their compensation. In 2017, this plan was closed to future deferral elections by participants for performance periods beginning after December 31, 2017. The amounts deferred under this plan are held in a grantor trust. The Company invests, as a principal, in investments to economically hedge its obligation under the nonqualified deferred compensation plan. Investments in the grantor trust, consisting of mutual funds, totaled $15.5 million and $16.7 million as of June 30, 2020 and December 31, 2019, respectively, and are included in investments on the consolidated statements of financial condition. A corresponding deferred compensation liability is included in accrued compensation on the consolidated statements of financial condition. The compensation deferred by the employees was expensed in the period earned. Changes in the fair value of the investments made by the Company are reported in investment income and changes in the corresponding deferred compensation liability are reflected as compensation and benefits expense on the consolidated statements of operations.

The Company entered into acquisition-related compensation arrangements with certain employees for retention and incentive purposes in conjunction with its acquisition of Simmons. Additional cash compensation was available to certain employees subject to exceeding an investment banking revenue threshold during the three-year Simmons post-acquisition period, which ended on February 26, 2019. The Company accrued $40.1 million related to this performance award plan, which was paid in August 2019. Amounts payable related to this performance award plan were recorded as compensation expense from continuing operations on the consolidated statements of operations over the requisite performance period of three years. The Company recorded $1.0 million and $0.4 million as compensation expense from continuing operations for the three and six months ended June 30, 2019, respectively.

Note 19 Earnings Per Share ("EPS")

Basic earnings per common share is computed by dividing net income/(loss) applicable to Piper Sandler Companies' common shareholders by the weighted average number of common shares outstanding for the period. For periods prior to 2020, the Company calculated EPS using the two class method. Net income/(loss) applicable to Piper Sandler Companies' common shareholders represented net income/(loss) applicable to Piper Sandler Companies reduced by the allocation of earnings to participating securities. No allocation of undistributed earnings was made for periods in which a loss was incurred, or for periods in which cash dividends exceeded net income resulting in an undistributed loss. Distributed earnings (e.g., dividends) were allocated to participating securities. Prior to the February 2019 Annual Grant (the "2019 Annual Grant"), all of the Company's restricted shares were deemed to be participating securities as they were eligible to share in the profits (e.g., receive dividends) of the Company. The Company's restricted stock units, as well as restricted stock grants issued in 2019 and subsequent periods, are not participating securities as they are not eligible to receive dividends, or the dividends are forfeitable until vested. Diluted earnings/(loss) per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options, restricted stock units and non-participating restricted shares.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

The computation of EPS is as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Amounts in thousands, except per share data)	2020	2019		2020		2019
Net income/(loss) from continuing operations applicable to Piper Sandler Companies	$1,454	$12,555		$(13,273)		$32,116
Net loss from discontinued operations	—	(2,166)		—		(2,305)
Net income/(loss) applicable to Piper Sandler Companies	1,454	10,389		(13,273)		29,811
Earnings allocated to participating securities	—	(238)	(1)	—		(1,924)	(1)
Net income/(loss) applicable to Piper Sandler Companies' common shareholders	$1,454	$10,151	(2)	$(13,273)		$27,887	(2)

Shares for basic and diluted calculations:
Average shares used in basic computation	13,794	13,588		13,795		13,397
Restricted stock units	97	189		102		197
Non-participating restricted shares	585	247		547		184
Average shares used in diluted computation	14,476	14,024		14,444	(3)	13,778

Earnings/(loss) per basic common share:
Income/(loss) from continuing operations	$0.11	$0.90		$(0.96)		$2.24
Loss from discontinued operations	—	(0.15)		—		(0.16)
Earnings/(loss) per basic common share	$0.11	$0.75		$(0.96)		$2.08

Earnings/(loss) per diluted common share:
Income/(loss) from continuing operations	$0.10	$0.87		$(0.96)		$2.18
Loss from discontinued operations	—	(0.15)		—		(0.16)
Earnings/(loss) per diluted common share	$0.10	$0.72		$(0.96)	(3)	$2.02
(1)Represents the allocation of distributed and undistributed earnings to participating securities. No allocation of undistributed earnings is made for periods in which a loss is incurred, or for periods in which cash dividends exceed net income resulting in an undistributed loss. Distributed earnings (e.g., dividends) are allocated to participating securities. Participating securities include the Company's unvested restricted shares issued prior to the 2019 Annual Grant. The weighted average participating shares outstanding were 403,103 and 764,963 for the three and six months ended June 30, 2019, respectively.
(2)Net income/(loss) applicable to Piper Sandler Companies' common shareholders for diluted and basic EPS may differ under the two-class method as a result of adding the effect of the assumed exercise of stock options, restricted stock units and non-participating restricted shares to dilutive shares outstanding, which alters the ratio used to allocate earnings to Piper Sandler Companies' common shareholders and participating securities for purposes of calculating diluted and basic EPS.
(3)Earnings per diluted common share is calculated using the basic weighted average number of common shares outstanding for periods in which a loss is incurred.

The average shares used in the diluted computation excluded anti-dilutive stock options and non-participating restricted shares of 2.9 million for the three and six months ended June 30, 2020. The anti-dilutive effects from stock options, restricted stock units and non-participating restricted shares were immaterial for the six months ended June 30, 2019.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)
Note 20 Revenues and Business Information

The Company's activities as an investment bank and institutional securities firm constitute a single business segment. The substantial majority of the Company's net revenues and long-lived assets are located in the U.S.

Reportable financial results from continuing operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2020	2019	2020	2019
Investment banking
Advisory services	$85,569	$75,238	$196,795	$190,117
Corporate financing	83,448	25,718	108,624	39,234
Municipal financing	30,810	17,783	53,406	30,449
Total investment banking	199,827	118,739	358,825	259,800

Institutional brokerage
Equity brokerage	40,644	15,468	88,497	31,374
Fixed income services	48,695	16,736	89,985	35,795
Total institutional brokerage	89,339	32,204	178,482	67,169

Interest income	3,065	6,863	9,130	14,430
Investment income/(loss)	3,733	17,605	(10,093)	19,197

Total revenues	295,964	175,411	536,344	360,596

Interest expense	3,526	2,993	7,738	5,636

Net revenues	292,438	172,418	528,606	354,960

Non-interest expenses (1)	285,041	151,493	555,238	310,898

Pre-tax income/(loss)	$7,397	$20,925	$(26,632)	$44,062

Pre-tax margin	2.5%	12.1%	(5.0)%	12.4%
(1)Non-interest expenses include intangible asset amortization of $11.6 million and $0.8 million for the three months ended June 30, 2020 and 2019, respectively, and $21.5 million and $1.5 million for the six months ended June 30, 2020 and 2019, respectively.

Piper Sandler Companies
Notes to the Consolidated Financial Statements
(Unaudited)

Note 21 Net Capital Requirements and Other Regulatory Matters

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

At June 30, 2020, net capital calculated under the SEC rule was $153.4 million, and exceeded the minimum net capital required under the SEC rule by $152.4 million.

The Company's committed short-term credit facility, revolving credit facility and its Notes with PIMCO include covenants requiring Piper Sandler to maintain minimum net capital of $120 million. CP Notes issued under CP Series II A include a covenant that requires Piper Sandler to maintain excess net capital of $100 million. The Company's fully disclosed clearing agreement with Pershing also includes a covenant requiring Piper Sandler to maintain excess net capital of $120 million.

Piper Sandler Ltd., a broker dealer subsidiary registered in the United Kingdom, is subject to the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority. As of June 30, 2020, Piper Sandler Ltd. was in compliance with the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At June 30, 2020, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Note 22 Income Taxes

The Company recorded income tax expense from continuing operations of $4.7 million and an income tax benefit from continuing operations of $0.2 million for the three months ended June 30, 2020 and 2019, respectively. Income tax benefit from continuing operations for the three months ended June 30, 2019 included a tax benefit of $3.5 million related to stock-based compensation awards vesting at values greater than the grant price.

The Company recorded an income tax benefit from continuing operations of $7.1 million and income tax expense from continuing operations of $4.0 million for the six months ended June 30, 2020 and 2019, respectively. Income tax expense/(benefit) from continuing operations included a tax benefit of $0.2 million and $5.1 million for the six months ended June 30, 2020 and 2019, respectively, related to stock-based compensation awards vesting at values greater than the grant price.

The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was enacted by the U.S. federal government on March 27, 2020 in response to the COVID-19 pandemic, contains tax provisions allowing a five-year carry back of any net operating losses incurred during federal tax years 2018, 2019 and 2020, to periods when the corporate federal tax rate was 35 percent. FASB Accounting Standards Codification Topic 740, "Income Taxes," requires companies to recognize the effect of tax law changes in the period of enactment. For the six months ended June 30, 2020, the Company recorded $2.6 million of income tax benefits related to new tax provisions in the CARES Act.

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

Explanation of Non-GAAP Financial Measures

We have included financial measures that are not prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These non-GAAP financial measures include adjustments to exclude (1) revenues and expenses related to noncontrolling interests, (2) interest expense on long-term financing, (3) amortization of intangible assets related to acquisitions, (4) compensation and non-compensation expenses from acquisition-related agreements, (5) acquisition-related restructuring and integration costs and (6) discontinued operations. The adjusted weighted average diluted shares outstanding used in the calculation of non-GAAP earnings per diluted common share contains an adjustment to include the common shares for unvested restricted stock awards with service conditions granted pursuant to the acquisitions of SOP Holdings, LLC and its subsidiaries, including Sandler O'Neill & Partners, L.P. (collectively, "Sandler O'Neill"), and The Valence Group ("Valence"). These adjustments affect the following financial measures: net revenues, compensation expenses, non-compensation expenses, income tax expense/(benefit), net income/(loss) applicable to Piper Sandler Companies, earnings/(loss) per diluted common share, non-interest expenses, pre-tax income/(loss) and pre-tax margin. Management believes that presenting these results and measures on an adjusted basis in conjunction with the corresponding U.S. GAAP measures provides the most meaningful basis for comparison of our operating results across periods, and enhances the overall understanding of our current financial performance by excluding certain items that may not be indicative of our core operating results. The non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with U.S. GAAP.

COVID-19 Impacts

The impacts of the novel coronavirus disease ("COVID-19") continue to evolve and present challenges to our business. At this time, it is uncertain how long our business will be impacted by COVID-19, the related economic downturn and changing market environment. We believe the significance of the impact will be directly correlated to the length and severity of the economic slowdown and the stability of the equity and credit markets. Our ability to access the market for working capital and/or short-term and long-term financing may be impacted, perhaps significantly, during periods of economic distress. Our ability to fund operations, make capital investments, maintain compliance with our debt covenants, and fund shareholder dividends or stock repurchases may also be adversely affected, depending on the level and length of disruption to our business. We continue to regularly monitor our capital and liquidity positions, regulatory capital requirements, debt covenants and other contractual obligations in light of the pandemic.

See the sections entitled "Outlook for the Remainder of 2020" and "Financial Performance from Continuing Operations" for additional information regarding the impacts of COVID-19 on our business.

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

Over the last 12 months, we have taken important steps in the execution of our business strategy. These steps include the following:

•On April 3, 2020, we completed the acquisition of Valence, an investment bank offering mergers and acquisitions advisory services to companies and financial sponsors with a focus on the chemicals, materials and related sectors. The transaction adds a new industry sector and expands our presence in Europe.

•On January 3, 2020, we completed the acquisition of Sandler O'Neill, a full-service investment banking firm and broker dealer focused on the financial services industry. The acquisition of Sandler O'Neill is accretive to our advisory services revenues, diversifies and enhances scale in corporate financings, adds a differentiated fixed income services business, and increases scale in our equity brokerage business.

•On August 2, 2019, we completed the acquisition of Weeden & Co. L.P. ("Weeden & Co."). Weeden & Co. is a broker dealer focused on providing institutional clients with global trading solutions, specializing in best execution through the use of high-touch, low-touch and program trading capabilities. The transaction added enhanced trade execution capabilities and scale to our equity brokerage business.

Discontinued Operations – Discontinued operations includes the operating results of Advisory Research, Inc. ("ARI"), our traditional asset management subsidiary which we sold in the third quarter of 2019. See Note 4 to our unaudited consolidated financial statements for further discussion of our discontinued operations.

Financial Highlights

	Three Months Ended			Six Months Ended
(Amounts in thousands, except per share data)	June 30,	June 30,	2020	June 30,	June 30,	2020
	2020	2019	v2019	2020	2019	v2019
U.S. GAAP
Net revenues	$292,438	$172,418	69.6%	$528,606	$354,960	48.9%
Compensation and benefits	213,560	102,476	108.4	401,684	219,603	82.9
Non-compensation expenses	71,481	49,017	45.8	153,554	91,295	68.2
Net income/(loss) applicable to Piper Sandler Companies	1,454	10,389	(86.0)	(13,273)	29,811	N/M
Earnings/(loss) per diluted common share	$0.10	$0.72	(86.1)	$(0.96)	$2.02	N/M

Non-GAAP(1)
Adjusted net revenues	$292,667	$162,779	79.8%	$537,589	$344,908	55.9%
Adjusted compensation and benefits	185,772	101,147	83.7	344,465	215,967	59.5
Adjusted non-compensation expenses	55,128	40,780	35.2	112,344	81,162	38.4
Adjusted net income applicable to Piper Sandler Companies	34,492	18,982	81.7	59,916	41,169	45.5
Adjusted earnings per diluted common share	$1.93	$1.32	46.2	$3.35	$2.83	18.4
N/M – Not meaningful

For the three months ended June 30, 2020

•Net revenues were up 69.6 percent from the year-ago period reflecting the investments we have made in our business through the acquisitions of Sandler O'Neill in the first quarter of 2020 and Weeden & Co. in the third quarter of 2019. In the second quarter of 2020, increased revenues in all of our businesses were partially offset by lower investment income. Our corporate financing revenues were driven by favorable market conditions for capital raising and market share gains.

•Compensation and benefits expenses increased 108.4 percent compared with the prior-year period due to higher revenues and additional headcount resulting from our acquisitions of Sandler O'Neill, Weeden & Co. and Valence, as well as higher acquisition-related costs related to restricted consideration and retention awards associated with these acquisitions.

•Non-compensation expenses were up 45.8 percent compared to the year-ago period driven by the addition of our recent acquisitions to the platform and intangible asset amortization expense of $11.6 million.

•For the three months ended June 30, 2019, we recorded a tax benefit of $3.5 million related to restricted stock vesting at values greater than the grant price. The impact of the tax benefit on earnings per diluted common share was $0.24 in the second quarter of 2019.

For the six months ended June 30, 2020

•Net revenues were up 48.9 percent from the year-ago period as our acquisitions of Sandler O'Neill and Weeden & Co. provided significant franchise and financial diversification, and enhanced our scale and durability across our platform.

•Compensation and benefits expenses increased 82.9 percent compared with the prior-year period due to higher revenues, incremental headcount from our recent acquisitions, and higher acquisition-related costs related to restricted consideration and retention awards associated with the acquisitions. We also recorded additional compensation expense for an earnout associated with the Weeden & Co. acquisition related to our expectations of achieving a net revenue target, as our equity brokerage business is outperforming initial projections.

•Non-compensation expenses increased 68.2 percent compared to the year-ago period primarily due to our recent acquisitions. Also, in the first quarter of 2020, we recorded higher acquisition-related non-compensation costs due to a $12.1 million fair value adjustment to the Weeden & Co. earnout related to non-employee equity owners. We recorded the full value of the projected earnout for these non-employees as they do not have service requirements.

•In the first half of 2020, we recorded $2.6 million of income tax benefits primarily related to new tax provisions in the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was enacted by the U.S. federal government on March 27, 2020 in response to the COVID-19 pandemic. The CARES Act contains tax provisions allowing a five-year carry back of any net operating losses incurred during federal tax years 2018, 2019 and 2020, to periods when the corporate federal tax rate was 35 percent. The impact of the tax benefit on earnings per diluted common share was $0.19 in the first six months of 2020.

•For the six months ended June 30, 2020 and 2019, we recorded a tax benefit of $0.2 million and $5.1 million, respectively, related to restricted stock vesting at values greater than the grant price. The impact of the tax benefit on earnings per diluted common share was $0.35 in the first six months of 2019.

(1)Reconciliation of U.S. GAAP to adjusted non-GAAP financial information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2020	2019	2020	2019
Net revenues:
Net revenues – U.S. GAAP basis	$292,438	$172,418	$528,606	$354,960
Adjustments:
Revenue related to noncontrolling interests	(2,235)	(9,639)	4,301	(10,052)
Interest expense on long-term financing	2,464	—	4,682	—
Adjusted net revenues	$292,667	$162,779	$537,589	$344,908

Compensation and benefits:
Compensation and benefits – U.S. GAAP basis	$213,560	$102,476	$401,684	$219,603
Adjustments:
Compensation from acquisition-related agreements	(27,788)	(1,329)	(57,219)	(3,636)
Adjusted compensation and benefits	$185,772	$101,147	$344,465	$215,967

Non-compensation expenses:
Non-compensation expenses – U.S. GAAP basis	$71,481	$49,017	$153,554	$91,295
Adjustments:
Non-compensation expenses related to noncontrolling interests	(992)	(1,089)	(1,984)	(2,118)
Acquisition-related restructuring and integration costs	(3,724)	(6,395)	(5,626)	(6,395)
Amortization of intangible assets related to acquisitions	(11,637)	(753)	(21,515)	(1,506)
Non-compensation expenses from acquisition-related agreements	—	—	(12,085)	(114)
Adjusted non-compensation expenses	$55,128	$40,780	$112,344	$81,162

Net income/(loss) applicable to Piper Sandler Companies:
Net income/(loss) applicable to Piper Sandler Companies – U.S. GAAP basis	$1,454	$10,389	$(13,273)	$29,811
Adjustment to exclude net loss from discontinued operations	—	(2,166)	—	(2,305)
Net income/(loss) from continuing operations	$1,454	$12,555	$(13,273)	$32,116
Adjustments:
Compensation from acquisition-related agreements	20,970	1,047	43,313	2,989
Acquisition-related restructuring and integration costs	3,383	4,809	4,802	4,809
Amortization of intangible assets related to acquisitions	8,685	571	16,058	1,141
Non-compensation expenses from acquisition-related agreements	—	—	9,016	114
Adjusted net income applicable to Piper Sandler Companies	$34,492	$18,982	$59,916	$41,169

Earnings/(loss) per diluted common share:
Earnings/(loss) per diluted common share – U.S. GAAP basis	$0.10	$0.72	$(0.96)	$2.02
Adjustment to exclude net loss from discontinued operations	—	(0.15)	—	(0.16)
Income/(loss) from continuing operations	$0.10	$0.87	$(0.96)	$2.18
Adjustment for inclusion of unvested acquisition-related stock	(0.45)	—	(0.80)	—
Impact of antidilutive shares in a period of a loss	—	—	0.04	—
Adjustment related to participating shares (2)	—	—	—	0.02
	$(0.35)	$0.87	$(1.72)	$2.20
Adjustments:
Compensation from acquisition-related agreements	1.45	0.07	3.01	0.21
Acquisition-related restructuring and integration costs	0.23	0.34	0.33	0.33
Amortization of intangible assets related to acquisitions	0.60	0.04	1.11	0.08
Non-compensation expenses from acquisition-related agreements	—	—	0.62	0.01
Adjusted earnings per diluted common share	$1.93	$1.32	$3.35	$2.83

Weighted average diluted common shares outstanding:
Weighted average diluted common shares outstanding – U.S. GAAP basis	14,476	14,024	14,444	13,778
Adjustment:
Unvested acquisition-related restricted stock with service conditions	3,401	—	3,450	—
Adjusted weighted average diluted common shares outstanding	17,877	14,024	17,894	13,778
(2)The adjustment related to participating shares excludes the impact of the annual special cash dividend paid in the first quarter of 2019.

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

Outlook for the Remainder of 2020

On March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a global pandemic. The COVID-19 pandemic has affected major economic and financial markets, and businesses and governments are facing challenges associated with the economic conditions resulting from efforts to address it. Global macroeconomic conditions have been significantly impacted by the government-mandated closure of businesses and the gradual reopening of the economy with new protocols for social interaction, supply chain and production disruptions, job losses, reduced consumer spending and sentiment, and a myriad of other factors.

The U.S. federal government passed legislation attempting to mitigate some of the economic hardship caused by the COVID-19 pandemic, with the potential for more legislation and stimulus measures in the future. The U.S. Federal Reserve has taken extraordinary steps to provide liquidity in the financial markets, including cutting the short-term benchmark interest rate to zero and launching a new round of quantitative easing. After historic volatility in the first quarter of 2020, equity markets rebounded and fixed income markets stabilized, aided by the record levels of federal monetary and fiscal support.

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

The uncertainty associated with COVID-19 continues to influence advisory services activity market-wide, as evidenced by the decline in the number of announced deals in the market. Many engagements have been put on hold until business conditions become more clear. We expect that our advisory services revenues in the second half of 2020 will be lower compared to the second quarter, reflecting this pause in activity.

Market conditions were favorable for corporate capital raising in the second quarter of 2020 as both public and private companies completed transactions to strengthen their balance sheets. Our pipeline remains strong and we expect capital raising activity will continue as long as market conditions remain favorable.

In our equity brokerage business, equity market volumes and volatility remain elevated from historical levels as clients seek liquidity in the changing market environment. We believe that client activity and our equity brokerage revenues will decline from levels in the first half of 2020 as volatility has started to subside and the market historically experiences a slowdown during the summer months. We believe that our revenues will continue to follow institutional trading volumes and the uncertainty of the current market conditions could lead to further spikes in volatility and volumes in future periods.

The actions taken by the U.S. Federal Reserve to inject liquidity into the market toward the end of March helped to stabilize the fixed income markets in the second quarter of 2020. Fixed income client activity remained strong for taxable and tax-exempt products. We believe that our fixed income services revenues will remain strong as clients continue to reposition in a changing market.

Our public finance underwriting business benefited from market stability, low yields and strong investor demand in the second quarter of 2020. We expect revenues in the third quarter to moderate from these levels. Volatility, rate stability and client demand will impact the level of municipal finance activity going forward.

Results of Operations

Financial Summary for the three months ended June 30, 2020 and June 30, 2019

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Three Months Ended			Three Months Ended
	June 30,			June 30,
			2020
(Amounts in thousands)	2020	2019	v2019	2020	2019
Revenues:
Investment banking	$199,827	$118,739	68.3%	68.3%	68.9%
Institutional brokerage	89,339	32,204	177.4	30.5	18.7
Interest income	3,065	6,863	(55.3)	1.0	4.0
Investment income	3,733	17,605	(78.8)	1.3	10.2
Total revenues	295,964	175,411	68.7	101.2	101.7

Interest expense	3,526	2,993	17.8	1.2	1.7

Net revenues	292,438	172,418	69.6	100.0	100.0

Non-interest expenses:
Compensation and benefits	213,560	102,476	108.4	73.0	59.4
Outside services	9,899	8,451	17.1	3.4	4.9
Occupancy and equipment	13,269	8,425	57.5	4.5	4.9
Communications	11,096	6,849	62.0	3.8	4.0
Marketing and business development	2,588	8,089	(68.0)	0.9	4.7
Deal-related expenses	11,204	6,725	66.6	3.8	3.9
Trade execution and clearance	4,312	1,017	324.0	1.5	0.6
Restructuring and integration costs	3,724	6,395	(41.8)	1.3	3.7
Intangible asset amortization	11,637	753	N/M	4.0	0.4
Other operating expenses	3,752	2,313	62.2	1.3	1.3
Total non-interest expenses	285,041	151,493	88.2	97.5	87.9

Income from continuing operations before income tax expense/(benefit)	7,397	20,925	(64.6)	2.5	12.1

Income tax expense/(benefit)	4,700	(180)	N/M	1.6	(0.1)

Income from continuing operations	2,697	21,105	(87.2)	0.9	12.2

Discontinued operations:
Loss from discontinued operations, net of tax	—	(2,166)	N/M	—	(1.3)
Net income	2,697	18,939	(85.8)	0.9	11.0

Net income applicable to noncontrolling interests	1,243	8,550	(85.5)	0.4	5.0

Net income applicable to Piper Sandler Companies	$1,454	$10,389	(86.0)	0.5%	6.0%
N/M – Not meaningful

For the three months ended June 30, 2020, we recorded net income from continuing operations applicable to Piper Sandler Companies of $1.5 million. Net revenues from continuing operations for the three months ended June 30, 2020 were $292.4 million, a 69.6 percent increase compared to $172.4 million in the year-ago period, reflecting the impact of our acquisitions of Sandler O'Neill and Weeden & Co. In the second quarter of 2020, investment banking revenues were $199.8 million, up 68.3 percent compared with $118.7 million in the prior-year period, driven by robust corporate financing revenues, as well as higher municipal financing and advisory services revenues. For the three months ended June 30, 2020, institutional brokerage revenues increased 177.4 percent to $89.3 million, compared with $32.2 million in the second quarter of 2019, due to the acquisitions of Weeden & Co. and Sandler O'Neill, as well as elevated levels of trading volumes. For the three months ended June 30, 2020, net interest expense was $0.5 million, compared to net interest income of $3.9 million in the prior-year period. Net interest expense resulted from a decline in interest income on our long inventory positions combined with incremental interest expense on our long-term financing arrangements, which consist of our fixed rate senior notes issued on October 15, 2019, and the unsecured promissory notes we entered into on April 3, 2020 to fund a portion of the Valence purchase price. In the second quarter of 2020, we recorded investment income of $3.7 million, compared with $17.6 million in the prior-year period. In the current quarter, we recorded lower gains on our investment and the noncontrolling interests in the merchant banking funds that we manage. Non-interest expenses from continuing operations were $285.0 million for the three months ended June 30, 2020, up 88.2 percent compared to $151.5 million in the prior-year period, driven by higher compensation and non-compensation expenses resulting from the acquisitions of Sandler O'Neill, Weeden & Co. and Valence.

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

For the three months ended June 30, 2020, compensation and benefits expenses increased 108.4 percent to $213.6 million, compared with $102.5 million in the corresponding period of 2019. The increase in compensation and benefits expenses was driven by higher revenues and incremental headcount from the acquisitions of Sandler O'Neill and Valence in the first half of 2020 and Weeden & Co. in the third quarter of 2019, along with higher acquisition-related compensation related to restricted consideration and retention awards associated with these acquisitions. Compensation and benefits expenses as a percentage of net revenues was 73.0 percent in the second quarter of 2020, compared with 59.4 percent in the second quarter of 2019. The compensation ratio was impacted by increased acquisition-related compensation related to our recent acquisitions.

Outside Services – Outside services expenses include securities processing expenses, outsourced technology functions, outside legal fees, fund expenses associated with our consolidated alternative asset management funds and other professional fees. Outside services expenses increased 17.1 percent to $9.9 million in the second quarter of 2020, compared with $8.5 million in the corresponding period of 2019. The increase was primarily due to higher securities processing fees resulting from higher trading volumes due to the addition of Weeden & Co. onto our platform and higher levels of trading volatility during the quarter resulting from the economic impacts of the COVID-19 pandemic. The increase was also due to incremental expenses related to the acquisition of Sandler O'Neill and higher professional fees.

Occupancy and Equipment – For the three months ended June 30, 2020, occupancy and equipment expenses increased to $13.3 million, compared with $8.4 million for the three months ended June 30, 2019. The increase was primarily the result of incremental occupancy and software maintenance expenses related to our recent acquisitions.

Communications – Communication expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third party market data information. For the three months ended June 30, 2020, communication expenses increased 62.0 percent to $11.1 million, compared with $6.8 million for the three months ended June 30, 2019 due to increased market data services expenses resulting from incremental headcount related our recent acquisitions.

Marketing and Business Development – Marketing and business development expenses include travel and entertainment costs, advertising and third party marketing fees. For the three months ended June 30, 2020, marketing and business development expenses decreased 68.0 percent to $2.6 million, compared with $8.1 million in the corresponding period of 2019. The decrease was driven by lower travel and entertainment costs.

Deal-Related Expenses – Deal-related expenses include costs we incurred over the course of a completed investment banking deal, which primarily consist of legal fees, offering expenses, and travel and entertainment costs. For the three months ended June 30, 2020, deal-related expenses were $11.2 million, compared with $6.7 million for the three months ended June 30, 2019. The amount of deal-related expenses is principally dependent on the level of deal activity and may vary from period to period as the recognition of deal-related costs typically coincides with the closing of a transaction.

Trade Execution and Clearance – For the three months ended June 30, 2020, trade execution and clearance expenses were $4.3 million, compared with $1.0 million in the corresponding period of 2019. The increase in trade execution and clearance expenses was reflective of higher trading volumes driven by the addition of Weeden & Co. onto our platform and higher levels of trading volatility during the quarter.

Restructuring and Integration Costs – For the three months ended June 30, 2020, we incurred acquisition-related restructuring and integration costs of $3.7 million primarily related to the acquisitions of Sandler O'Neill and Valence. The expenses consisted of $2.2 million of transaction costs, $2.0 million of severance benefits and $0.1 million for vacated leased office space. These expenses were partially offset by a credit of $0.6 million related to previously accrued contract termination costs that were settled favorably. We expect to incur additional restructuring and integration costs in the third quarter of 2020. For the three months ended June 30, 2019, we incurred acquisition-related restructuring and integration costs of $6.4 million related to the acquisitions of Weeden & Co. and Sandler O'Neill. The expenses consisted of $2.8 million of contract termination costs, $2.5 million of transaction costs and $1.1 million of severance benefits.

Intangible Asset Amortization – Intangible asset amortization includes the amortization of definite-lived intangible assets consisting of customer relationships, internally developed software and the trade name that we acquired from Simmons & Company International. For the three months ended June 30, 2020, intangible asset amortization was $11.6 million, compared with $0.8 million for the three months ended June 30, 2019. The increase was due to incremental intangible amortization expense related to identifiable intangible assets associated with the acquisitions of Sandler O'Neill, Weeden & Co. and Valence.

Other Operating Expenses – Other operating expenses include insurance costs, license and registration fees, expenses related to our charitable giving program and litigation-related expenses, which consist of the amounts we reserve and/or pay out related to legal and regulatory matters. Other operating expenses were $3.8 million in the second quarter of 2020, compared with $2.3 million in the corresponding period in 2019. The increase was primarily due to higher expense related to our charitable giving program and increased insurance costs.

Income Taxes – For the three months ended June 30, 2020, our provision for income taxes was $4.7 million, which included $3.2 million of income tax expense related to the reversal of income tax credits taken in the first quarter of 2020 related to the tax provisions in the CARES Act. The CARES Act contains tax provisions allowing a five-year carry back of any net operating losses incurred during federal tax years 2018, 2019 and 2020, to periods when the corporate federal tax rate was 35 percent. Given our improved performance in the second quarter, we reduced some of these tax credits. Excluding this impact and noncontrolling interests, our effective tax rate was 24.9 percent.

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

The adjusted financial results exclude (1) revenues and expenses related to noncontrolling interests, (2) interest expense on long-term financing, (3) amortization of intangible assets related to acquisitions, (4) compensation and non-compensation expenses from acquisition-related agreements and (5) acquisition-related restructuring and integration costs. For U.S. GAAP purposes, these items are included in each of their respective line items on the consolidated statements of operations.

The following table sets forth the adjusted, non-GAAP financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP financial results for the periods presented:

	Three Months Ended June 30,
	2020				2019
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Amounts in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$85,569	$—	$—	$85,569	$75,238	$—	$—	$75,238
Corporate financing	83,448	—	—	83,448	25,718	—	—	25,718
Municipal financing	30,810	—	—	30,810	17,783	—	—	17,783
Total investment banking	199,827	—	—	199,827	118,739	—	—	118,739

Institutional brokerage
Equity brokerage	40,644	—	—	40,644	15,468	—	—	15,468
Fixed income services	48,695	—	—	48,695	16,736	—	—	16,736
Total institutional brokerage	89,339	—	—	89,339	32,204	—	—	32,204

Interest income	3,065	—	—	3,065	6,863	—	—	6,863
Investment income	1,498	2,235	—	3,733	7,966	9,639	—	17,605

Total revenues	293,729	2,235	—	295,964	165,772	9,639	—	175,411

Interest expense	1,062	—	2,464	3,526	2,993	—	—	2,993

Net revenues	292,667	2,235	(2,464)	292,438	162,779	9,639	—	172,418

Non-interest expenses	240,900	992	43,149	285,041	141,927	1,089	8,477	151,493

Pre-tax income	$51,767	$1,243	$(45,613)	$7,397	$20,852	$8,550	$(8,477)	$20,925

Pre-tax margin	17.7%			2.5%	12.8%			12.1%
(1)The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP financial results to the adjusted financial results:
Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in our adjusted financial results.
Other adjustments – The following items are not included in our adjusted financial results:

	Three Months Ended June 30,
(Amounts in thousands)	2020	2019
Interest expense on long-term financing	$2,464	$—

Compensation from acquisition-related agreements	27,788	1,329
Acquisition-related restructuring and integration costs	3,724	6,395
Amortization of intangible assets related to acquisitions	11,637	753
	43,149	8,477

Total other adjustments	$45,613	$8,477

Net revenues on a U.S. GAAP basis were $292.4 million for the three months ended June 30, 2020, compared with $172.4 million in the prior-year period. For the three months ended June 30, 2020, adjusted net revenues were $292.7 million, compared with $162.8 million in the second quarter of 2019. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

Investment banking revenues comprise all of the revenues generated through advisory services activities, which includes mergers and acquisitions, equity private placements, debt and restructuring advisory, and municipal financial advisory transactions, as well as equity and debt corporate financing activities and municipal financings.

In the second quarter of 2020, investment banking revenues increased 68.3 percent to $199.8 million, compared with $118.7 million in the corresponding period of the prior year. For the three months ended June 30, 2020, advisory services revenues were $85.6 million, up 13.7 percent compared to $75.2 million in the second quarter of 2019. Revenues for the second quarter of 2020, which reflect the addition of Sandler O'Neill to our platform, increased year-over-year due to more completed transactions. The uncertainty associated with COVID-19, and the potential near- and long-term impacts on the economy, continue to influence advisory services activity market-wide, as evidenced by the decline in the number of announced deals in the market. We expect this dynamic to continue for the remainder of 2020. The uneven distribution of the number and size of deals results in revenue fluctuations from quarter to quarter. For the three months ended June 30, 2020, corporate financing revenues were a record $83.4 million, up significantly compared with $25.7 million for the three months ended June 30, 2019, due to more completed and book run equity deals, and the addition of Sandler O'Neill to our platform, which book ran debt offerings for financial services companies. Following a substantial halt to capital raising activity in March, market conditions became favorable for capital raising during the second quarter of 2020 driven by a sharp rebound in valuations combined with lower volatility. We expect capital raising activity will continue as long as market conditions remain favorable. Municipal financing revenues for the three months ended June 30, 2020 were $30.8 million, up 73.3 percent compared to $17.8 million in the prior-year period, driven by robust issuance activity within the governmental space, which benefited from low interest rates and strong investor demand in a more stabilized market environment.

The following table provides investment banking deal information:

	Three Months Ended
	June 30,
(Dollars in billions)	2020	2019
Advisory services
Aggregate transaction value	$7.8	$4.8
Total transactions	55	46

Corporate financings
Total equity transactions	42	22
Book run equity transactions	30	15
Total debt and preferred transactions	21	—
Book run debt and preferred transactions	16	—

Municipal negotiated issues
Aggregate par value	$5.9	$3.1
Total issues	223	134

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

For the three months ended June 30, 2020, institutional brokerage revenues were $89.3 million, compared with $32.2 million in the prior-year period. Equity brokerage revenues were $40.6 million in the second quarter of 2020, up 162.8 percent compared with $15.5 million in the corresponding period of 2019, as market-wide volumes and volatility remained elevated from historical levels. Additionally, our results in the second quarter of 2020 reflect our expanded client base with the acquisitions of Sandler O'Neill and Weeden & Co., execution expertise and product capabilities. For the three months ended June 30, 2020, fixed income services revenues were $48.7 million, up 191.0 percent compared with $16.7 million in the prior-year period. Revenues in the second quarter of 2020 were driven by the addition of Sandler O'Neill to our platform and strong client activity for taxable and tax-exempt products. The financial services team acquired with Sandler O'Neill contributed strong revenues as they leveraged their expertise with banks to provide strategic advice on repositioning balance sheets, maximizing yields and managing risk.

Interest income represents amounts earned from economically hedging and holding long inventory positions. For the three months ended June 30, 2020, interest income decreased to $3.1 million, compared with $6.9 million for the three months ended June 30, 2019, reflecting lower long inventory balances. We have focused on only carrying inventory where clients need liquidity within our areas of expertise.

Investment income includes realized and unrealized gains and losses on investments, including amounts attributable to noncontrolling interests, in our merchant banking and energy funds, as well as management and performance fees generated from those funds. For the three months ended June 30, 2020, we recorded investment income of $3.7 million, compared with $17.6 million in the corresponding period of 2019. In the second quarter of 2020, we recorded lower gains on our investment and the noncontrolling interests in the merchant banking funds that we manage. Excluding the impact of noncontrolling interests, adjusted investment income was $1.5 million and $8.0 million for the three months ended June 30, 2020 and 2019, respectively.

Interest expense represents amounts associated with financing, economically hedging and holding short inventory positions, including interest paid on our long-term financing arrangements, as well as commitment fees on our line of credit and revolving credit facility. For the three months ended June 30, 2020, interest expense was $3.5 million, compared with $3.0 million in the prior-year period. In the second quarter of 2020, we recorded incremental interest expense on our long-term financing arrangements, which consist of the $175 million of fixed rate senior notes we issued on October 15, 2019, and $20 million of unsecured promissory notes we entered into on April 3, 2020 to fund a portion of the Valence purchase price. The increase was partially offset by a decline in interest expense resulting from lower average short inventory balances. Excluding the impact of interest expense on long-term financing, adjusted interest expense was $1.1 million for the three months ended June 30, 2020.

Pre-tax margin for the three months ended June 30, 2020 was 2.5 percent, compared with 12.1 percent for the corresponding period of 2019. The decrease in pre-tax margin was primarily due to an increased compensation ratio resulting from higher acquisition-related compensation. Adjusted pre-tax margin for the three months ended June 30, 2020 was 17.7 percent, up compared with 12.8 percent for the corresponding period of 2019, reflecting the operating leverage in our business at higher revenue levels.

Financial Summary for the six months ended June 30, 2020 and June 30, 2019

The following table provides a summary of the results of our operations on a U.S. GAAP basis and the results of our operations as a percentage of net revenues for the periods indicated.

				As a Percentage of
				Net Revenues for the
	Six Months Ended			Six Months Ended
	June 30,			June 30,
			2020
(Amounts in thousands)	2020	2019	v2019	2020	2019
Revenues:
Investment banking	$358,825	$259,800	38.1%	67.9%	73.2%
Institutional brokerage	178,482	67,169	165.7	33.8	18.9
Interest income	9,130	14,430	(36.7)	1.7	4.1
Investment income/(loss)	(10,093)	19,197	N/M	(1.9)	5.4
Total revenues	536,344	360,596	48.7	101.5	101.6

Interest expense	7,738	5,636	37.3	1.5	1.6

Net revenues	528,606	354,960	48.9	100.0	100.0

Non-interest expenses:
Compensation and benefits	401,684	219,603	82.9	76.0	61.9
Outside services	18,338	17,022	7.7	3.5	4.8
Occupancy and equipment	25,507	16,774	52.1	4.8	4.7
Communications	22,730	14,714	54.5	4.3	4.1
Marketing and business development	12,627	14,827	(14.8)	2.4	4.2
Deal-related expenses	16,144	11,453	41.0	3.1	3.2
Trade execution and clearance	11,463	2,823	306.1	2.2	0.8
Restructuring and integration costs	5,626	6,395	(12.0)	1.1	1.8
Intangible asset amortization	21,515	1,506	N/M	4.1	0.4
Other operating expenses	19,604	5,781	239.1	3.7	1.6
Total non-interest expenses	555,238	310,898	78.6	105.0	87.6

Income/(loss) from continuing operations before income tax expense/(benefit)	(26,632)	44,062	N/M	(5.0)	12.4

Income tax expense/(benefit)	(7,074)	4,012	N/M	(1.3)	1.1

Income/(loss) from continuing operations	(19,558)	40,050	N/M	(3.7)	11.3

Discontinued operations:
Loss from discontinued operations, net of tax	—	(2,305)	N/M	—	(0.6)
Net income/(loss)	(19,558)	37,745	N/M	(3.7)	10.6

Net income/(loss) applicable to noncontrolling interests	(6,285)	7,934	N/M	(1.2)	2.2

Net income/(loss) applicable to Piper Sandler Companies	$(13,273)	$29,811	N/M	(2.5)%	8.4%
N/M – Not meaningful

Except as discussed below, the description of non-interest expenses and net revenues as well as the underlying reasons for variances to prior year are substantially the same as the comparative quarterly discussion.

For the six months ended June 30, 2020, we recorded a net loss from continuing operations applicable to Piper Sandler Companies of $13.3 million. Net revenues from continuing operations for the six months ended June 30, 2020 increased 48.9 percent to $528.6 million, compared with $355.0 million in the year-ago period, as the acquisitions of Sandler O'Neill and Weeden & Co. have provided diversification, scale and durability across our platform. In the first half of 2020, investment banking revenues increased 38.1 percent to $358.8 million, compared with $259.8 million the prior-year period, primarily due to higher corporate and municipal financing revenues. For the six months ended June 30, 2020, institutional brokerage revenues increased 165.7 percent to $178.5 million, compared with $67.2 million in the first half of 2019. The increase was due to the acquisitions of Weeden & Co. and Sandler O'Neill, as well as higher volatility in the financial markets, particularly in the first quarter of 2020, driving higher trading volumes. In the first six months of 2020, net interest income decreased to $1.4 million, compared with $8.8 million in the prior-year period, driven by a decline in interest income on our long inventory positions and incremental interest expense on our long-term financing arrangements. For the six months ended June 30, 2020, we recorded an investment loss of $10.1 million, compared with income of $19.2 million in the prior-year period. In the first half of 2020, we recorded unrealized losses on our investment and the noncontrolling interests in the merchant banking funds that we manage. Non-interest expenses from continuing operations were $555.2 million for the six months ended June 30, 2020, up 78.6 percent compared with $310.9 million in the year-ago period, primarily due to higher compensation and non-compensation expenses resulting from our recent acquisitions.

Consolidated Non-Interest Expenses from Continuing Operations

Compensation and Benefits – For the six months ended June 30, 2020, compensation and benefits expenses increased 82.9 percent to $401.7 million, compared with $219.6 million in the corresponding period of 2019. The increase in compensation and benefits expenses was driven by increased revenues and incremental headcount from our recent acquisitions, as well as higher acquisition-related compensation related to restricted consideration and retention awards associated with these acquisitions. We also recorded additional compensation expense for an earnout associated with the acquisition of Weeden & Co. related to our expectations of achieving a net revenue target, as our equity brokerage business is outperforming initial projections. Compensation and benefits expenses as a percentage of net revenues was 76.0 percent in the first half of 2020, compared with 61.9 percent in the corresponding period of 2019. The compensation ratio was impacted by increased acquisition-related compensation related to our recent acquisitions.

Other Operating Expenses – For the six months ended June 30, 2020, other operating expenses were $19.6 million, compared with $5.8 million in the corresponding period of 2019. In the first quarter of 2020, we recorded a $12.1 million fair value adjustment related to the earnout for former Weeden & Co. equity owners who did not transition to our platform. We are required to record the full value of the projected earnout as the non-employee equity owners do not have service requirements.

Income Taxes – For the six months ended June 30, 2020, our provision for income taxes was a benefit of $7.1 million, which included $2.6 million of income tax benefits related to new tax provisions in the CARES Act. Excluding the impact of these benefits and noncontrolling interests, our effective tax rate was 22.2 percent.

For the six months ended June 30, 2019, our provision for income taxes was $4.0 million. In the first half of 2019, we recorded a $5.1 million tax benefit related to stock-based compensation awards vesting at values greater than the grant price. Excluding the impact of this benefit and noncontrolling interests, our effective tax rate was 25.3 percent.

Financial Performance from Continuing Operations

The following table sets forth the adjusted, non-GAAP financial results and adjustments necessary to reconcile to our consolidated U.S. GAAP financial results for the periods presented:

	Six Months Ended June 30,
	2020				2019
		Adjustments (1)				Adjustments (1)
	Total	Noncontrolling	Other	U.S.	Total	Noncontrolling	Other	U.S.
(Amounts in thousands)	Adjusted	Interests	Adjustments	GAAP	Adjusted	Interests	Adjustments	GAAP
Investment banking
Advisory services	$196,795	$—	$—	$196,795	$190,117	$—	$—	$190,117
Corporate financing	108,624	—	—	108,624	39,234	—	—	39,234
Municipal financing	53,406	—	—	53,406	30,449	—	—	30,449
Total investment banking	358,825	—	—	358,825	259,800	—	—	259,800

Institutional brokerage
Equity brokerage	88,497	—	—	88,497	31,374	—	—	31,374
Fixed income services	89,985	—	—	89,985	35,795	—	—	35,795
Total institutional brokerage	178,482	—	—	178,482	67,169	—	—	67,169

Interest income	9,130			9,130	14,430			14,430
Investment income/(loss)	(5,792)	(4,301)	—	(10,093)	9,145	10,052	—	19,197

Total revenues	540,645	(4,301)	—	536,344	350,544	10,052	—	360,596

Interest expense	3,056	—	4,682	7,738	5,636	—	—	5,636

Net revenues	537,589	(4,301)	(4,682)	528,606	344,908	10,052	—	354,960

Non-interest expenses	456,809	1,984	96,445	555,238	297,129	2,118	11,651	310,898

Pre-tax income/(loss)	$80,780	$(6,285)	$(101,127)	$(26,632)	$47,779	$7,934	$(11,651)	$44,062

Pre-tax margin	15.0%			(5.0)%	13.9%			12.4%
(1)  The following is a summary of the adjustments needed to reconcile our consolidated U.S. GAAP financial results to the adjusted financial results:
Noncontrolling interests – The impacts of consolidating noncontrolling interests in our alternative asset management funds are not included in our adjusted financial results.
Other adjustments – The following items are not included in our adjusted financial results:

	Six Months Ended June 30,
(Amounts in thousands)	2020	2019
Interest expense on long-term financing	$4,682	$—

Compensation from acquisition-related agreements	57,219	3,636
Acquisition-related restructuring and integration costs	5,626	6,395
Amortization of intangible assets related to acquisitions	21,515	1,506
Non-compensation expenses from acquisition-related agreements	12,085	114
	96,445	11,651

Total other adjustments	$101,127	$11,651

Net revenues on a U.S. GAAP basis were $528.6 million for the six months ended June 30, 2020, compared with $355.0 million in the prior-year period. In the first half of 2020, adjusted net revenues were $537.6 million, compared with $344.9 million in the first half of 2019. The variance explanations for net revenues and adjusted net revenues are consistent on both a U.S. GAAP and non-GAAP basis unless stated otherwise.

In the first half of 2020, investment banking revenues were $358.8 million, up 38.1 percent compared with $259.8 million in the corresponding period of the prior year. For the six months ended June 30, 2020, advisory services revenues were $196.8 million, up slightly compared with $190.1 million in the first half of 2019. Incremental revenues from the addition of Sandler O'Neill to our platform offset the decline in revenues resulting from market-wide decreases in completed and announced deals, which reflects a pause in advisory services activity as companies evaluate the changing and uncertain environment due to COVID-19. For the six months ended June 30, 2020, corporate financing revenues were $108.6 million, an increase of 176.9 percent compared with $39.2 million in the prior-year period, due to more completed and book run equity deals, and the addition of Sandler O'Neill to our platform. In the first half of 2020, our revenues on equity offerings in the sub-$5 billion fee pool were up approximately 144 percent compared to approximately 46 percent for the overall market. Additionally, activity in the first quarter of 2019 was impacted by the U.S. federal government shut-down. Municipal financing revenues for the six months ended June 30, 2020 were $53.4 million, up 75.4 percent compared with $30.4 million in the year-ago period. Despite a rapid decline in the level of activity in March due to significant volatility in the fixed income markets, our results in the first half of 2020 were driven by robust new issuance and refunding activity as interest rates remained low. The par amount of our negotiated municipal issuances increased approximately 98 percent in the first half of 2020, compared to an increase of approximately 34 percent for the industry.

The following table provides investment banking deal information:

	Six Months Ended
	June 30,
(Dollars in billions)	2020	2019
Advisory services
Aggregate transaction value	$15.4	$16.7
Total transactions	112	81

Corporate financings
Total equity transactions	54	34
Book run equity transactions	41	22
Total debt and preferred transactions	29	—
Book run debt and preferred transactions	19	—

Municipal negotiated issues
Aggregate par value	$9.5	$4.8
Total issues	371	218

For the six months ended June 30, 2020, institutional brokerage revenues increased 165.7 percent to $178.5 million, compared with $67.2 million in the prior-year period. Equity brokerage revenues increased 182.1 percent to $88.5 million in the first half of 2020, compared with $31.4 million in the corresponding period of 2019. In the first quarter of 2020, the increased volatility market-wide drove a significant increase in volumes as investors repositioned in response to market uncertainty and fund outflows. Volatility and volumes remained at elevated levels in the second quarter of 2020, albeit down from the significant levels experienced in the first quarter. Additionally, we continue to leverage our expanded client base, execution expertise and product capabilities. For the six months ended June 30, 2020, fixed income services revenues were $90.0 million, up 151.4 percent compared with $35.8 million in the prior-year period, due to the addition of Sandler O'Neill to our platform. Additionally, in the first quarter of 2020, the historically volatile quarter and higher volumes in municipals drove client activity as we provided liquidity to municipal bond funds which saw significant outflows by identifying buyers who took advantage of meaningfully higher yields. The strong client activity was partially offset by trading losses in municipal securities due to the sharp and sudden market dislocation.

Interest income for the six months ended June 30, 2020 decreased 36.7 percent to $9.1 million, compared with $14.4 million in the prior-year period, reflecting lower levels of long inventory positions.

For the six months ended June 30, 2020, we recorded an investment loss of $10.1 million, compared with income of $19.2 million in the year-ago period. In the first six months of 2020, we recorded unrealized losses on our investment and the noncontrolling interests in the merchant banking funds that we manage. Lower equity valuations and an uncertain and challenging operating environment for some of our portfolio companies drove the fair value adjustments in our merchant banking portfolio. Excluding the impact of noncontrolling interests, adjusted investment loss was $5.8 million for the six months ended June 30, 2020, compared with adjusted investment income of $9.1 million for the six months ended June 30, 2019.

Interest expense for the six months ended June 30, 2020 was $7.7 million, up compared with $5.6 million in the prior-year period, driven by incremental interest expense from our long-term financing arrangements. Long-term financing consists of our fixed rate senior notes issued on October 15, 2019 and the unsecured promissory notes we entered into on April 3, 2020 to fund a portion of the Valence purchase price. The increase was partially offset by a decline in interest expense resulting from lower average short inventory balances. Excluding the impact of interest expense on long-term financing, adjusted interest expense was $3.1 million for the six months ended June 30, 2020.

Pre-tax margin for the six months ended June 30, 2020 was a negative 5.0 percent, compared with 12.4 percent for the corresponding period of 2019. The negative pre-tax margin for the six months ended June 30, 2020 primarily resulted from higher acquisition-related compensation and non-compensation expenses, and intangible asset amortization. Adjusted pre-tax margin for the six months ended June 30, 2020 was 15.0 percent, compared with 13.9 percent for the corresponding period of 2019. Adjusted pre-tax margin increased driven by the scale of our platform and cost synergies realized through the Sandler O'Neill and Weeden & Co. acquisitions.

Discontinued Operations

Discontinued operations includes our traditional asset management subsidiary, ARI, which we sold in the third quarter of 2019. For the three and six months ended June 30, 2019, we recorded a loss from discontinued operations, net of tax, of $2.2 million and $2.3 million, respectively. See Note 4 to our unaudited consolidated financial statements for further discussion of our discontinued operations.

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

We believe that of our significant accounting policies, the following are our critical accounting policies:

•Valuation of Financial Instruments
•Goodwill and Intangible Assets
•Compensation Plans
•Income Taxes

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

Our capital and liquidity positions remain strong, our leverage is low, and our risk posture remains conservative. We have reduced inventory levels and remain prudent in allocating capital as we continue to adapt and respond to the changing market conditions.

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

Although the quarterly cash dividend of $0.30 per share declared by our board of directors on July 31, 2020 increased compared to the previous quarter, it is lower compared to our 2019 quarterly dividends, as we prudently manage capital and maintain our balance sheet strength and flexibility during this challenging environment.

Our board of directors declared the following dividends on shares of our common stock:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 1, 2019 (1)	$1.010	February 25, 2019	March 15, 2019
February 1, 2019	$0.375	February 25, 2019	March 15, 2019
April 26, 2019	$0.375	May 24, 2019	June 14, 2019
July 26, 2019	$0.375	August 23, 2019	September 13, 2019
October 30, 2019	$0.375	November 22, 2019	December 13, 2019
January 31, 2020 (2)	$0.750	March 2, 2020	March 13, 2020
January 31, 2020	$0.375	March 2, 2020	March 13, 2020
May 1, 2020	$0.200	May 29, 2020	June 12, 2020
July 31, 2020	$0.300	August 28, 2020	September 11, 2020
(1)  Represents the annual special cash dividend based on our fiscal year 2018 results.
(2)  Represents the annual special cash dividend based on our fiscal year 2019 results.

Effective January 1, 2020, our board of directors authorized the repurchase of up to $150.0 million in common shares through December 31, 2021. During the six months ended June 30, 2020, we repurchased 128,865 shares of our common stock at an average price of $71.58 per share for an aggregate purchase price of $9.2 million related to this authorization. At June 30, 2020, we had $140.8 million remaining under this authorization.

We also purchase shares of common stock from restricted stock award recipients upon the award vesting or as recipients sell shares to meet their employment tax obligations. During the first half of 2020, we purchased 98,136 shares or $8.3 million of our common stock for these purposes.

Leverage

The following table presents total assets, adjusted assets, total shareholders' equity and tangible shareholders' equity with the resulting leverage ratios:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Total assets	$1,710,908	$1,628,719
Deduct: Goodwill and intangible assets	(383,080)	(104,335)
Deduct: Right-of-use lease asset	(91,929)	(40,030)
Deduct: Assets from noncontrolling interests	(69,067)	(76,516)
Adjusted assets	$1,166,832	$1,407,838

Total shareholders' equity	$813,712	$806,528
Deduct: Goodwill and intangible assets	(383,080)	(104,335)
Deduct: Noncontrolling interests	(67,756)	(75,245)
Tangible common shareholders' equity	$362,876	$626,948

Leverage ratio (1)	2.1	2.0

Adjusted leverage ratio (2)	3.2	2.2
(1)Leverage ratio equals total assets divided by total shareholders' equity.
(2)Adjusted leverage ratio equals adjusted assets divided by tangible common shareholders' equity.

Adjusted assets and tangible common shareholders' equity are non-GAAP financial measures. Goodwill and intangible assets are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as we believe that goodwill and intangible assets do not constitute operating assets that can be deployed in a liquid manner. The right-of-use lease asset is also subtracted from total assets in determining adjusted assets as it is not an operating asset that can be deployed in a liquid manner. Amounts attributed to noncontrolling interests are subtracted from total assets and total shareholders' equity in determining adjusted assets and tangible common shareholders' equity, respectively, as they represent assets and equity interests in consolidated entities that are not attributable, either directly or indirectly, to Piper Sandler Companies. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies. Our adjusted leverage ratio increased from December 31, 2019 primarily due to the goodwill and intangible assets related to our acquisitions of Sandler O'Neill and Valence.

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

Pershing Clearing Arrangement – We have established an arrangement to obtain financing from Pershing related to the majority of our trading activities. Under our fully disclosed clearing agreement, the majority of our securities inventories and all of our customer activities are held by or cleared through Pershing. Financing under this arrangement is secured primarily by securities, and collateral limitations could reduce the amount of funding available under this arrangement. Our clearing arrangement activities are recorded net from trading activity and reported within receivables from or payables to brokers, dealers and clearing organizations. The funding is at the discretion of Pershing (i.e., uncommitted) and could be denied without a notice period. Our fully disclosed clearing agreement includes a covenant requiring Piper Sandler & Co., our U.S. broker dealer subsidiary, to maintain excess net capital of $120 million. At June 30, 2020, we had $0.2 million of financing outstanding under this arrangement.

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

The following table provides information about our CP Series II A program at June 30, 2020:

(Dollars in millions)	CP Series II A
Maximum amount that may be issued	$200.0
Amount outstanding	50.0

Weighted average maturity, in days	6
Weighted average maturity at issuance, in days	32

Prime Broker Arrangement – We have established an overnight financing arrangement with a broker dealer related to our convertible securities inventories. Financing under this arrangement is secured primarily by convertible securities and collateral limitations could reduce the amount of funding available. The funding is at the discretion of the prime broker and could be denied subject to a notice period. This arrangement is reported within receivables from or payables to brokers, dealers and clearing organizations, net of trading activity. At June 30, 2020, we had $99.5 million of financing outstanding under this prime broker arrangement.

Committed Line – Our committed line is a one-year $125 million revolving secured credit facility. Advances under this facility are secured by certain marketable securities. The facility includes a covenant that requires Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, and the unpaid principal amount of all advances under the facility will be due on December 11, 2020. This credit facility has been in place since 2008 and we renewed the facility for another one-year term in the fourth quarter of 2019. At June 30, 2020, we had no advances against this line of credit.

Revolving Credit Facility – Our parent company, Piper Sandler Companies, has an unsecured $50 million revolving credit facility with U.S. Bank N.A. The credit agreement will terminate on December 20, 2022, unless otherwise terminated, and is subject to a one-year extension exercisable at our option. At June 30, 2020, we had advances of $50 million against this credit facility. Early in the third quarter of 2020, we repaid $25 million related to this credit facility.

This credit facility includes customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital of $120 million, limit our leverage ratio, require maintenance of a minimum ratio of operating cash flow to fixed charges, and impose certain limitations on our ability to make acquisitions and make payments on our capital stock. At June 30, 2020, we were in compliance with all covenants.

The following table presents the average balances outstanding for our various funding sources by quarter for 2020 and 2019:

	Average Balance for the Three Months Ended
(Amounts in millions)	June 30, 2020	Mar. 31, 2020
Funding source:
Pershing clearing arrangement	$17.7	$117.8
Commercial paper	50.0	50.0
Prime broker arrangement	81.9	72.3
Revolving credit facility	50.0	7.1
Total	$199.6	$247.2

	Average Balance for the Three Months Ended
(Amounts in millions)	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019
Funding source:
Pershing clearing arrangement	$22.9	$94.6	$170.2	$82.1
Commercial paper	50.0	50.0	50.0	50.0
Prime broker arrangement	99.7	68.0	77.1	106.4
Total	$172.6	$212.6	$297.3	$238.5

The average funding in the second quarter of 2020 decreased to $199.6 million, compared with $247.2 million during the first quarter of 2020 and $297.3 million during the second quarter of 2019, due to lower inventory balances during the current quarter, as well as the accumulation of cash from operations. The decrease was offset by borrowings under our revolving credit facility, which we drew on to finance the upfront cash consideration of our acquisition of Valence, which closed on April 3, 2020.

The following table presents the maximum daily funding amount by quarter for 2020 and 2019:

(Amounts in millions)	2020	2019
First Quarter	$642.1	$362.7
Second Quarter	$378.3	$427.1
Third Quarter		$416.0
Fourth Quarter		$330.7

Long-term Financing

Senior Notes – On October 15, 2019, we entered into a note purchase agreement ("Note Purchase Agreement") under which we issued unsecured fixed rate senior notes ("Notes") in the amount of $175 million. The initial holders of the Notes are certain entities advised by Pacific Investment Management Company ("PIMCO"). The Notes consist of two classes, Class A Notes and Class B Notes, with principal amounts of $50 million and $125 million, respectively. The Class A Notes bear interest at an annual fixed rate of 4.74 percent and mature on October 15, 2021. The Class B Notes bear interest at an annual fixed rate of 5.20 percent and mature on October 15, 2023. Interest on the Notes is payable semi-annually. The unpaid principal amounts are due in full on the respective maturity dates and may not be prepaid.

The Note Purchase Agreement includes customary events of default and covenants that, among other things, require Piper Sandler & Co. to maintain a minimum regulatory net capital, limit our leverage ratio and require maintenance of a minimum ratio of operating cash flow to fixed charges. At June 30, 2020, we were in compliance with all covenants.

Valence Notes – On April 3, 2020, we entered into unsecured promissory notes as part of the acquisition of Valence totaling $20 million (the "Valence Notes"). The Valence Notes bear interest at an annual fixed rate of 5.0 percent and mature on October 15, 2021. Interest is payable quarterly in arrears.

Contractual Obligations

Our contractual obligations have not materially changed from those reported in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, except for our operating lease obligations, purchase commitments and long-term financing. In conjunction with our acquisitions of Sandler O'Neill and Valence, we acquired various leases and agreements related to new purchase commitments. Additionally, we entered into the Valence Notes, which are included in long-term financing on the consolidated statements of financial condition.

	Remainder of 2020	2021	2023	2025 and
(Amounts in millions)		- 2022	- 2024	thereafter	Total
Operating lease obligations	$12.8	$44.5	$33.4	$35.4	$126.1
Purchase commitments	12.7	23.2	7.6	8.8	52.3
Long-term financing	—	70.0	125.0	—	195.0

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

Capital Requirements

As a registered broker dealer and member firm of the Financial Industry Regulatory Authority, Inc. ("FINRA"), Piper Sandler & Co. is subject to the uniform net capital rule of the SEC and the net capital rule of FINRA. We have elected to use the alternative method permitted by the uniform net capital rule which requires that we maintain minimum net capital of $1.0 million. Advances to affiliates, repayment of subordinated liabilities, dividend payments and other equity withdrawals are subject to certain approvals, notifications and other provisions of the uniform net capital rules. We expect that these provisions will not impact our ability to meet current and future obligations. At June 30, 2020, our net capital under the SEC's uniform net capital rule was $153.4 million, and exceeded the minimum net capital required under the SEC rule by $152.4 million.

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

At June 30, 2020, Piper Sandler Ltd., our broker dealer subsidiary registered in the U.K., was subject to, and was in compliance with, the capital requirements of the Prudential Regulation Authority and the Financial Conduct Authority pursuant to the Financial Services Act of 2012.

Piper Sandler Hong Kong Limited is licensed by the Hong Kong Securities and Futures Commission, which is subject to the liquid capital requirements of the Securities and Futures (Financial Resources) Rule promulgated under the Securities and Futures Ordinance. At June 30, 2020, Piper Sandler Hong Kong Limited was in compliance with the liquid capital requirements of the Hong Kong Securities and Futures Commission.

Off-Balance Sheet Arrangements

In the ordinary course of business we enter into various types of off-balance sheet arrangements. The following table summarizes the notional contract value of our off-balance sheet arrangements for the periods presented:

	Expiration Per Period at December 31,						Total Contractual Amount
				2023	2025		June 30,	December 31,
(Amounts in thousands)	2020	2021	2022	- 2024	- 2026	Later	2020	2019
Customer matched-book derivative contracts (1) (2)	$22,840	$6,930	$24,150	$139,670	$15,160	$1,800,203	$2,008,953	$2,197,340
Trading securities derivative contracts (2)	105,400	12,000	—	—	—	9,375	126,775	110,875
Equity option derivative contracts (2)	4,910	5,183	—	—	—	—	10,093	—
Investment commitments (3)	—	—	—	—	—	—	70,857	70,953
(1)Consists of interest rate swaps. We have minimal market risk related to these matched-book derivative contracts; however, we do have counterparty risk with one major financial institution, which is mitigated by collateral deposits. In addition, we have a limited number of counterparties (contractual amount of $171.9 million at June 30, 2020) who are not required to post collateral. The uncollateralized amounts, representing the fair value of the derivative contracts, expose us to the credit risk of these counterparties. At June 30, 2020, we had $27.5 million of credit exposure with these counterparties, including $23.2 million of credit exposure with one counterparty.
(2)We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional or contract amount overstates the expected payout. At June 30, 2020 and December 31, 2019, the net fair value of these derivative contracts approximated $20.2 million and $16.3 million, respectively.
(3)The investment commitments have no specified call dates. The timing of capital calls is based on market conditions and investment opportunities.

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

	June 30,	December 31,
(Amounts in thousands)	2020	2019
Interest Rate Risk	$254	$428
Equity Price Risk	50	52
Diversification Effect (1)	(37)	(37)
Total Value-at-Risk	$267	$443
(1)Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated.

The aggregate VaR as of June 30, 2020 was lower than the reported VaR on December 31, 2019. The decrease in VaR was due to lower inventory levels compared to the end of 2019.

We view average VaR over a period of time as more representative of trends in the business than VaR at any single point in time. The table below illustrates the daily high, low and average VaR calculated for each component of market risk during the six months ended June 30, 2020 and the year ended December 31, 2019.

(Amounts in thousands)	High	Low	Average
For the Six Months Ended June 30, 2020
Interest Rate Risk	$918	$229	$556
Equity Price Risk	63	41	51
Diversification Effect (1)			(40)
Total Value-at-Risk	$930	$191	$567

(Amounts in thousands)	High	Low	Average
For the Year Ended December 31, 2019
Interest Rate Risk	$792	$181	$432
Equity Price Risk	69	42	54
Diversification Effect (1)			(41)
Total Value-at-Risk	$808	$191	$445
(1)Equals the difference between total VaR and the sum of the VaRs for the two risk categories. This effect arises because the two market risk categories are not perfectly correlated. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification effect would not be meaningful.

Trading losses exceeded our one-day VaR on 17 occasions during the first half of 2020.

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

We have concentrated counterparty credit exposure with five non-publicly rated entities totaling $27.5 million at June 30, 2020. This counterparty credit exposure is part of our matched-book derivative program related to our public finance underwriting business, consisting primarily of interest rate swaps. One derivative counterparty represented 84.1 percent, or $23.2 million, of this exposure. Credit exposure associated with our derivative counterparties is driven by uncollateralized market movements in the fair value of the interest rate swap contracts and is monitored regularly by our financial risk committee. We attempt to minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by senior management.

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

During the second quarter of our fiscal year ending December 31, 2020, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The discussion of our business and operations should be read together with the legal proceedings contained in Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 1A. RISK FACTORS.

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II, Item 1A "Risk Factors" in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

There have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II, Item 1A "Risk Factors" in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to purchases made by or on behalf of Piper Sandler Companies or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2020.

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares Yet to be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(April 1, 2020 to April 30, 2020)	—	$—	—	$141	million
Month #2
(May 1, 2020 to May 31, 2020)	3,208	$52.38	—	$141	million
Month #3
(June 1, 2020 to June 30, 2020)	313	$67.30	—	$141	million
Total	3,521	$53.70	—	$141	million
(1)Effective January 1, 2020, our board of directors authorized the repurchase of up to $150.0 million of common stock through December 31, 2021.

ITEM 6. EXHIBITS.

Exhibit Index
Exhibit		Method
Number	Description	of Filing

3.1	Amended and Restated Certificate of Incorporation.	(1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	(2)
3.3	Amended and Restated Bylaws (as of January 3, 2020).	(3)
10.1	Piper Sandler Companies Amended and Restated 2003 Annual and Long-Term Incentive Plan (as amended and restated May 15, 2020).†	(4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith
32.1	Section 1350 Certifications.	Filed herewith
101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.	Filed herewith
104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL.	Filed herewith
_______________________
(1)Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed with the Commission on August 3, 2007, and incorporated herein by reference.
(2)Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the Commission on January 6, 2020, and incorporated herein by reference.
(3)Filed as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the Commission on January 6, 2020, and incorporated herein by reference.
(4)Filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed with the Commission on May 22, 2020, and incorporated herein by reference.
† This exhibit is a management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIPER SANDLER COMPANIES

Date:	August 6, 2020	By	/s/ Chad R. Abraham
		Name	Chad R. Abraham
		Its	Chairman and Chief Executive Officer

Date:	August 6, 2020	By	/s/ Timothy L. Carter
		Name	Timothy L. Carter
		Its	Chief Financial Officer